Form 10-Q
period 1997-12-31
OYO GEOSPACE CORP
filed 1998-02-06
CIK 1001115

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended December 31, 1997

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission file number 001-13601

                            OYO GEOSPACE CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

          DELAWARE                                          76-0447780
      (State or Other                                         (I.R.S.
      Jurisdiction of                                        Employer
      Incorporation or                                    Identification
       Organization)                                           No.)

                              7334 N. GESSNER ROAD
                              HOUSTON, TEXAS 77040
                    (Address of Principal Executive Offices)

                                 (713) 939-9700
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

There were 5,451,200 shares of the Registrant's Common Stock outstanding as of the close of business on February 6, 1998.

                            OYO GEOSPACE CORPORATION

PART I.  FINANCIAL INFORMATION                                             PAGE
                                                                          NUMBER
                                                                          ------
   Item 1.  Consolidated Financial Statements and Notes                     3

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       8

PART II.  OTHER INFORMATION

   Item 2.  Changes in Securities and Use of Proceeds                      11

   Item 6.  Exhibits and Reports on Form 8-K                               11

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

                    OYO GEOSPACE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                  DECEMBER 31,   SEPTEMBER 30,
            ASSETS                                   1997           1997
                                                  ------------   -------------
                                                   (unaudited)
Current assets:
   Cash and cash equivalents ...................... $ 11,501      $  2,488
   Trade accounts and notes receivable, net .......    9,215         6,494
   Inventories ....................................   16,282        15,035
   Deferred income tax ............................    1,196         1,115
   Prepaid expenses and other .....................      136           132
                                                    --------      --------
      Total current assets ........................   38,330        25,264

Rental equipment, net .............................    2,774         2,394
Property, plant and equipment, net ................    8,010         6,108
Goodwill and other intangible assets, net .........      998         1,006
Other assets ......................................      525           306
                                                    --------      --------
      Total assets ................................ $ 50,637      $ 35,078
                                                    ========      ========
   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable .................................. $   --        $  1,500
   Accounts payable ...............................    4,610         3,048
   Accrued expenses and other .....................    3,375         3,716
   Income tax payable .............................    1,231           860
                                                    --------      --------
      Total current liabilities ...................    9,216         9,124

Deferred income tax ...............................      865           854
                                                    --------      --------
      Total liabilities ...........................   10,081         9,978
                                                    --------      --------
Commitments and contingencies .....................     --            --

Stockholders' equity:
   Preferred stock ................................     --            --
   Common stock ...................................       52            40
   Additional paid-in capital .....................   25,368         9,785
   Retained earnings ..............................   16,527        15,554
   Cumulative foreign currency translation
     adjustments ..................................     (459)         (279)
   Unearned compensation-restricted stock awards ..     (932)         --
                                                    --------      --------
      Total stockholders' equity ..................   40,556        25,100
                                                    --------      --------
      Total liabilities and stockholders' equity .. $ 50,637      $ 35,078
                                                    ========      ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    OYO GEOSPACE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)
                                   (unaudited)

                                           THREE MONTHS       THREE MONTHS
                                              ENDED              ENDED
                                        DECEMBER 31, 1997   DECEMBER 31, 1996
                                        -----------------   -----------------
Sales .................................... $    12,535      $     7,587
Cost of sales ............................       7,527            4,339
                                           -----------      -----------
Gross profit .............................       5,008            3,248

Operating expenses:
   Selling, general and administrative ...       2,655            1,827
   Research and development ..............         857              583
                                           -----------      -----------
      Total operating expenses ...........       3,512            2,410
                                           -----------      -----------
Income from operations ...................       1,496              838

Other income (expense):
   Interest expense ......................         (22)            (107)
   Interest income .......................          75               21
   Other, net ............................          21               63
                                           -----------      -----------
      Total other income (expense), net ..          74              (23)
                                           -----------      -----------
Income before provision for income taxes .       1,570              815
Provision for income taxes ...............         597              307
                                           -----------      -----------
Net income ............................... $       973      $       508
                                           ===========      ===========
Basic and diluted earnings per share ..... $      0.22      $      0.13
                                           ===========      ===========
Weighted average shares
  outstanding - Basic ....................   4,423,913        4,000,000

Weighted average shares
  outstanding - Diluted ..................   4,446,150        4,000,000

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    OYO GEOSPACE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                  THREE MONTHS    THREE MONTHS
                                                     ENDED           ENDED
                                                  DECEMBER 31,    DECEMBER 31,
                                                      1997           1996
                                                  ------------    ------------
Cash flows from operating expenses:
   Net income ....................................   $    973     $   508
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Deferred income tax ........................        (71)       (108)
      Depreciation and amortization ..............        469         211
      Amortization of restricted stock awards ....         20        --
      Bad debt expense (recovery) ................        (22)          3
      Effects of changes in operating
       assets and liabilities:
       Trade accounts and notes receivable .......     (2,700)        (48)
       Inventories ...............................     (1,247)     (1,385)
       Prepaid expenses and other assets .........       (186)       (251)
       Accounts payable ..........................      1,562         481
       Accrued expenses and other ................       (339)       (665)
       Income tax payable ........................        371         970
                                                     --------     -------

         Net cash used in operating activities ...     (1,170)       (284)
                                                     --------     -------

Cash flows from investing activities:
   Capital expenditures ..........................     (2,903)       (880)
                                                     --------     -------

         Net cash used in investing activities ...     (2,903)       (880)
                                                     --------     -------
Cash flows from financing activities:
   Net proceeds from initial public offering
     offering ....................................     14,643        --
   Decrease in notes payable to banks ............     (1,500)       (121)
   Decrease in receivable from Parent ............       --         2,077
                                                     --------     -------

      Net cash provided by financing activities ..     13,143       1,956
                                                     --------     -------

Effect of exchange rate on cash ..................        (57)         84
                                                     --------     -------
Increase in cash and cash equivalents ............      9,013         876

Cash and cash equivalents, beginning of period ...      2,488         780
                                                     --------     -------
Cash and cash equivalents, end of period .........   $ 11,501     $ 1,656
                                                     ========     =======

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    OYO GEOSPACE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

   The consolidated balance sheet of OYO Geospace Corporation and its subsidiaries (the "Company") at September 30, 1997 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at December 31, 1997, the consolidated statements of operations for the three months ended December 31, 1997 and 1996, the consolidated statement of stockholders' equity for the three months ended December 31, 1997 and the consolidated statements of cash flows for the three months ended December 31, 1997 and 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the three months ended December 31, 1997 are not necessarily indicative of the operating results for a full year or of future operations.

   Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Registration Statement on Form S-1 (Registration No. 333-36727) as filed with the Securities and Exchange Commission on November 18, 1997.

2. INITIAL PUBLIC OFFERING

   In November 1997, the Company completed an initial public offering (the "Offering") of its common stock by selling 2,300,000 common shares, including 1,150,000 common shares owned by its parent, OYO Corporation U.S.A. ("OYO U.S.A."). After deducting underwriting discounts and offering expenses, the net proceeds from the Offering were $29.3 million, which were split equally between the Company and OYO U.S.A. Following the Offering, OYO U.S.A. holds approximately 55% of the outstanding stock of the Company.


3. NEW ACCOUNTING STANDARD

   In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 changes the computation of earnings per share and requires dual presentation of basic and diluted earnings per share should their calculations result in differing amounts. SFAS No. 128 was adopted by the Company effective October 1, 1997. All earnings per share amounts for all periods have been presented and, where necessary, restated to conform with SFAS No. 128.

4. INVENTORIES

   Inventories consisted of the following (in thousands):

                                        DECEMBER 31, 1997  SEPTEMBER 30, 1997
                                        -----------------  ------------------
                                           (unaudited)
       Finished goods and subcomponents       $ 3,883          $  3,385
       Work in process                          2,553             2,641
       Raw materials                            9,846             9,009
                                             --------          --------
                                             $ 16,282          $ 15,035
                                             ========          ========

5. SUBSEQUENT EVENT - ACQUISITION

   On February 3, 1998, the Company acquired 100% of the outstanding common stock of JRC/Concord Technologies, Inc. ("Concord") as well as certain intellectual property held by the owner of Concord for a purchase price of $6.3 million, consisting of a cash payment of $3.0 million and the issuance of 187,200 shares of the Company's restricted common stock valued at approximately $3.3 million. Concord, located in Houston, Texas, designs and manufactures equipment used in connection with deepwater marine seismic surveys.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and Notes related thereto included elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

   The following table sets forth for the three months ended December 31, 1997 and 1996, the percentage of certain income statement items to total sales:

                                                     PERCENTAGE OF TOTAL SALES
                                                     -------------------------
                                                         THREE MONTHS ENDED
                                                            DECEMBER 31,
                                                     -------------------------
                                                       1997             1996
                                                     --------          -------
    Sales...........................................    100.0%         100.0%
    Cost of sales...................................     60.0           57.2
    Gross profit....................................     40.0           42.8
    Selling, general and administrative.............     21.2           24.0
    Research and development........................      6.8            7.7
    Income from operations..........................     11.9           11.0
    Other income (expense), net.....................      0.6           (0.3)
    Income before provision for income taxes........     12.5           10.7
    Provision for income taxes......................      4.8            4.0
    Net income......................................      7.8            6.7


THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1996.

   Sales for the three months ended December 31, 1997 were $12.5 million, an increase of $4.9 million, or 65.2%, from $7.6 million in the three months ended December 31, 1996. The increase in sales was attributable primarily to increased demand for the Company's products.

   Cost of sales for the three months ended December 31, 1997 was $7.5 million, an increase of $3.2 million, or 73.5%, from $4.3 million in the three months ended December 31, 1996. Cost of sales increased as a percentage of total sales to 60.0% in the three months ended December 31, 1997 from 57.2% in the three months ended December 31, 1996. This percentage increase was the result of increased sales of products containing higher manufacturing costs.

   Operating expenses for the three months ended December 31, 1997 were $3.5 million, an increase of $1.1 million, or 45.7%, from $2.4 million in the three months ended December 31, 1996. Operating expenses decreased as a percentage of total sales to 28.0% in the three months ended December 31, 1997 from 31.8% in the three months ended December 31, 1996. Selling, general and administrative expenses for the three months ended December 31, 1997 were $2.7 million, an increase of $0.9 million, or 45.3%, from $1.8 million in the three months ended December 31, 1996. Selling, general and administrative expenses decreased as a percentage of total sales to 21.2% in the three months ended December 31, 1997 from 24.0% in the three months ended December 31, 1996, principally reflecting the impact of high sales volume and the leveraging of certain fixed expenses. Research and development expenses for the three months ended December 31, 1997 were $0.9 million, an increase of $0.3 million, or 47.0%, from $0.6 million in the three months ended December 31, 1996. Research and development expenses decreased as a percentage of total sales to 6.8% in the three months ended December 31, 1997 from 7.7% in the three months ended December 31, 1996, principally resulting from the leveraging of such expenses over the increase in sales.

   The Company's effective tax rate for the three months ended December 31, 1997 was 38.0% compared to 37.7% for the three months ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

   At December 31, 1997, the Company had $11.5 million in cash and cash equivalents. For the three months ended December 31, 1997, cash used in operating activities was $1.0 million principally resulting from increases in accounts receivable and inventories offset by net income and increases in accounts payable. The increases in the Company's working capital accounts are a result of continued growth in the demand for the Company's products.

   For the three months ended December 31, 1997, the Company used approximately $2.9 million in investing activities for capital expenditures. Such amount includes the purchase of a facility for new office space and for certain research and development activities for approximately $1.3 million. The Company expects to finance this purchase through a loan from a commercial bank to be secured by the facility. The Company estimates that its capital expenditures in fiscal 1998 will be $7.5 million, including $3.0 million for the construction of an additional manufacturing facility, approximately $1.0 million to construct, lease or purchase additional facilities and equipment to diversify its manufacturing capability to include five-strand leader wire and telemetric cable, and the purchase of new office space referred to above.

   Financing activities for the three months ended December 31, 1997 generated $13.1 million of cash, principally resulting from the net proceeds from the Company's initial public offering totaling $14.6 million. A portion of these proceeds were used to repay outstanding bank borrowings of $1.5 million as of September 30, 1997.

   Although the Company strives to fill orders for its products within 60 days of the date they are received, in recent months the Company has taken 90 days or longer to deliver on certain orders due to its limited capacity to meet an increased number and size of orders. While the increase in order fill time has not adversely affected the Company's results of operations or liquidity, it has limited the Company's growth in sales, thereby limiting growth in cash provided by operations. The Company expects that its planned expansion will increase its capacity and adequately address the Company's increased order fill time. The Company also expects this planned expansion and increased production to result in higher working capital requirements.

   Prior to the Offering, the Company relied on various intercompany arrangements with OYO U.S.A. for its financing requirements pursuant to which no interest was paid to or from OYO U.S.A. Following the Offering, OYO U.S.A. and its affiliates are no longer guaranteeing any indebtedness for the Company's benefit. However, the Company expects to be able to obtain new working capital lines of credit with one or more banks (which, if secured, would be secured solely by the Company's assets). Additionally, the Company may seek to arrange additional financing in conjunction with acquisitions or material internal expansion. While no committed lines of credit are currently in place, the Company believes that its favorable balance sheet will be sufficient to support such lines of credit. However, there can be no assurance that such facilities will be available to the Company on terms the Company considers reasonable or that such facilities will not increase the Company's cost of capital over historical periods.

   The Company believes that the combination of cash flow from operations, credit facilities it expects to enter into and the net proceeds from the Offering should provide the Company with sufficient capital resources and liquidity to fund its operations for fiscal 1998 and support its acquisition and expansion program. However, there can be no assurance that such sources of capital will be sufficient to support an acquisition and expansion program in fiscal 1998 or in the long-term or otherwise support the Company's capital requirements, and the Company may be required to issue additional debt or equity securities in the future to meet its capital requirements.

   Inflation has not had a significant impact on the Company's operations to date.

SUBSEQUENT EVENT - ACQUISITION

   On February 3, 1998, the Company acquired 100% of the outstanding common stock of JRC/Concord Technologies, Inc. ("Concord") as well as certain intellectual property held by the owner of Concord for a purchase price of $6.3 million, consisting of a cash payment of $3.0 million and the issuance of 187,200 shares of the Company's restricted common stock valued at approximately $3.3 million. Concord, located in Houston, Texas, designs and manufactures equipment used in connection with deepwater marine seismic surveys.


RECENT ACCOUNTING PRONOUNCEMENTS

   In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 changes the computation of earnings per share and requires dual presentation of basic and diluted earnings per share should their calculations result in differing amounts. SFAS No. 128 was adopted by the Company effective October 1, 1997. All earnings per share amounts for all periods have been presented and, where necessary, restated to conform with SFAS No. 128.

   In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. It requires (a) classification of the components of other comprehensive income by their nature in a financial statement and (b) the display of the accumulated balance of the other comprehensive income separate from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for years beginning after December 15, 1997 and is not expected to have a material impact on the Company's financial statements.

   In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has not determined the impact of SFAS 131 on its financial reporting practices.

FORWARD LOOKING STATEMENTS

This Form 10-Q includes "forward-looking" statements which are subject to the "Safe Harbor" provisions of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included herein, including statements about potential future products and markets, the Company's future financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. Although the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct, and actual results may differ materially from such forward-looking statements. Additional important factors that could cause actual results to differ materially from the Company's expectations are disclosed in the Company's Registration Statement on Form S-1 (Reg. No. 333-36727), filed with the Securities and Exchange Commission, under the heading "Risk Factors" and elsewhere. Further, all written and verbal forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(d) The Company commenced an initial public offering (the "Offering") of its common stock, par value $.01 per share ("Common Stock") on November 21, 1997 pursuant to a Registration Statement on Form S-1 (Registration No. 333-36727) (the "Registration Statement"), which was declared effective by the Securities and Exchange Commission at 11:00 a.m. Eastern Standard Time on November 20, 1997. The Offering was terminated upon the sale of all of the securities covered by the Registration Statement. The managing underwriters in the Offering were Rauscher Pierce Refsnes, Inc. and Raymond James & Associates, Inc. In the Offering, an aggregate of 2,300,000 shares of Common Stock were registered, 1,150,000 for the account of the Company and 1,150,000 for the account of OYO U.S.A. All of the securities registered in the Offering have been sold. From the effective date of the Registration Statement through December 31, 1997, the Company incurred approximately $1,950,000 in expenses in connection with the issuance and distribution of the securities registered in the Offering, including approximately $170,250 paid to Fulbright & Jaworski L.L.P., counsel to the Company. Mr. Charles H. Still, a partner of Fulbright & Jaworski L.L.P., is a director of the Company. The approximate expenses of the Offering to the Company are as follows:

      Underwriting discounts and commissions   $   1,127,000
      Finders' fees                                       -
      Expenses paid to or for underwriters            37,500
      Other expenses                                 292,500
                                               -------------
               Total expenses to the Company   $   1,457,000
                                               -------------
      Net Offering proceeds to the Company     $  14,643,000
                                               -------------

      From the effective date of the Registration Statement through December 31, 1997, the Company used a portion of the net proceeds of the Offering to repay $4.0 million of outstanding indebtedness, including $1.5 million of which was outstanding as of September 30, 1997. The remaining indebtedness of $2.5 million incurred by the Company from October 1, 1997 to November 26, 1997, resulted from the Company's growing working capital needs, primarily to fund increases in accounts receivable and inventories resulting from increases in sales, as well as to pay fiscal 1997 accrued bonuses. The remaining net proceeds of the Offering were invested in short-term securities.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     The following exhibits are filed with this Quarterly Report.

10.1 Agreement and Plan of Merger by and among JRC/Concord Technologies, Inc., Jimmy R. Cole, Jr., the company and Bubbles Merge Co., dated February 3, 1998.

10.2 Agreement and assignment of Royalty interest by and between Jimmy R. Cole, Jr. and 5404339 and More Royalties Company, dated February 3, 1998.

11.1    Statement re: Computation of Per Share Earnings

27.1    Financial Data Schedule


(b) The Company did not file any reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          OYO GEOSPACE CORPORATION

Date: February 6, 1998                    By: /s/ GARY D. OWENS
                                          Gary D. Owens, Chairman of the Board
                                          President and Chief Executive Officer
                                          (duly authorized officer)


Date: February 6, 1998                    By: /s/ THOMAS T. McENTIRE
                                          Thomas T. McEntire
                                          Chief Financial Officer
                                          (principal financial officer)