Form 10-Q
period 1998-03-31
OYO GEOSPACE CORP
filed 1998-05-07
CIK 1001115

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 1998

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                        Commission file number 001-13601

                            OYO GEOSPACE CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

             DELAWARE
         (State or Other                                 76-0447780
         Jurisdiction of                              (I.R.S. Employer
         Incorporation or                              Identification
          Organization)                                    No.)

                         12750 SOUTH KIRKWOOD, SUITE 200
                              STAFFORD, TEXAS 77477
                    (Address of Principal Executive Offices)

                                 (281) 494-8282
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

There were 5,433,120 shares of the Registrant's Common Stock outstanding as of the close of business on May 6, 1998.

                                   TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                        Page
                                                                     NUMBER

    Item 1. Financial Statements                                        3

    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results
             of Operations                                             10

PART II.  OTHER INFORMATION

    Item 2.  Changes in Securities and Use of Proceeds                 14

    Item 6.  Exhibits and Reports on Form 8-K                          14

                            PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
OYO Geospace Corporation and Subsidiaries

        We have reviewed the accompanying consolidated balance sheet of OYO Geospace Corporation and Subsidiaries as of March 31, 1998, the related consolidated statements of operations for the three months and six months ended March 31, 1998, and the consolidated statement of cash flows for the six months ended March 31, 1998. These financial statements are the responsibility of the Company's management.

        We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express an opinion or any form of assurance on such financial statements.

        Based on our review, we are not aware of any material modifications that should be made to the aforementioned financial statements for them to be in conformity with generally accepted accounting principles. We have not reviewed the accompanying consolidated statements of operations for the three months and six months ended March 31, 1997 and the consolidated statement of cash flows for the six months ended March 31, 1997. Accordingly, we do not express an opinion or any form of assurance on such financial statements.

        We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of September 30, 1997, and the related consolidated statements of operations, changes in shareholder's equity, and cash flows for the year then ended (not presented herein) and, in our report dated November 3, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of September 30, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                /s/ COOPERS & LYBRAND L.L.P.

Houston, Texas
April 28, 1998

                    OYO GEOSPACE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                      ASSETS                  MARCH 31, 1998  SEPTEMBER 30, 1997
                                              --------------  ------------------
                                                (unaudited)

Current assets:

   Cash and cash equivalents...................  $  7,385         $  2,488
   Trade accounts and notes receivable, net....    10,868            6,494
   Inventories.................................    17,370           15,035
   Deferred income tax.........................     1,577            1,115
   Prepaid expenses and other..................       429              132
                                                 --------         --------

        Total current assets...................    37,629           25,264

Rental equipment, net..........................     2,695            2,394
Property, plant and equipment, net.............    11,883            6,108
Goodwill and other intangible assets, net......     4,567            1,006
Other assets...................................       263              306
                                                 --------         --------

        Total assets...........................  $ 57,037         $ 35,078
                                                 ========         ========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Notes payable...............................   $     -        $   1,500
   Accounts payable............................     4,551            3,048
   Accrued expenses and other..................     4,608            3,716
   Income tax payable..........................       372              860
                                                 --------         --------

        Total current liabilities..............     9,531            9,124

Deferred income tax............................     1,235              854
                                                 --------         --------

        Total liabilities......................    10,766            9,978
                                                 --------         --------

Commitments and contingencies..................         -                -

Stockholders' equity:

   Preferred stock.............................         -                -
   Common stock................................        54               40
   Additional paid-in capital..................    29,130            9,785
   Retained earnings...........................    19,276           15,554
   Cumulative foreign currency translation
     adjustments................................     (381)            (279)
   Unearned compensation-restricted stock
     awards.....................................   (1,808)                -
                                                 ---------        ---------

        Total stockholders' equity..............   46,271           25,100
                                                 ---------        ---------

        Total liabilities and stockholders'
          equity................................ $ 57,037         $ 35,078
                                                 =========        =========

    The accompanying notes are an integral part of the consolidated financial statements.

                    OYO GEOSPACE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)

                                      (unaudited)

                                               THREE MONTHS ENDED         SIX MONTHS ENDED
                                               ------------------         ----------------
                                      MARCH 31, 1998  MARCH 31, 1997 MARCH 31, 1998  MARCH 31, 1997
                                      --------------  -----------------------------  --------------
Sales   ..............................     $ 19,028    $   10,415     $   31,563    $   18,002
Cost of sales.........................       10,577         6,213         18,104        10,552
                                         ----------     ---------       --------      --------

Gross profit..........................        8,451         4,202         13,459         7,450

Operating expenses:

   Selling, general and administrative        3,180          1,868         5,835         3,695
   Research and development...........        1,164           591          2,021         1,174
                                         ----------    ----------       --------      --------

        Total operating expenses......        4,344         2,459          7,856         4,869
                                          ---------     ---------       --------      --------

Income from operations................        4,107         1,743          5,603         2,581

Other income (expense):

   Interest expense...................           (6)         (112)          (28)          (219)
   Interest income....................          139            23            214            44
   Other, net.........................           94            91            115           154
                                        -----------   -----------       --------      --------

        Total other income (expense), net       227             2            301           (21)
                                                      -----------   ------------       --------

Income before provision for income taxes      4,334          1,745         5,904         2,560
Provision for income taxes............        1,584           658          2,181           965
                                         ----------    ----------     ----------    ----------

Net income............................    $   2,750    $    1,087      $   3,723     $   1,595
                                          =========     =========       ========      ========

Basic earnings per share..............    $    0.52    $     0.27      $    0.77     $    0.40
                                          =========    ==========      =========     =========

Diluted earnings per share............    $    0.51    $     0.27      $    0.76     $    0.40
                                          =========    ==========      =========     =========

Weighted average shares outstanding -
     Basic............................    5,250,776     4,000,000      4,832,801     4,000,000

Weighted average shares outstanding -
     Diluted..........................    5,341,348     4,000,000      4,887,301     4,000,000

    The accompanying notes are an integral part of the consolidated financial statements.

                    OYO GEOSPACE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                         SIX MONTHS        SIX MONTHS
                                                            ENDED             ENDED
                                                       MARCH 31, 1998    MARCH 31, 1997
                                                       --------------    --------------

Cash flows from operating expenses:

   Net income......................................      $  3,723         $   1,595
   Adjustments to reconcile net income to net cash
      provided by operating activities:

      Deferred income tax..........................          (451)             (109)
      Depreciation and amortization................         1,072               669
      Amortization of restricted stock awards......           120                --
      Bad debt expense.............................            41                52
      Effects of changes in operating assets and
       liabilities:
      Trade accounts and notes receivable..........        (3,432)           (1,506)
      Inventories..................................        (1,423)           (1,399)
      Prepaid expenses and other assets............          (213)              171
      Accounts payable.............................         1,423               254
      Accrued expenses and other...................          (129)             (684)
      Income tax payable...........................          (606)            2,023
                                                          -------           -------

        Net cash provided by operating activities..           125             1,066
                                                          -------           -------

Cash flows from investing activities:
   Capital expenditures............................        (5,428)           (1,765)
   Investment in business acquisition, net of
     cash acquired.................................        (2,101)               --
   Proceeds from sale of equipment.................           130                --
                                                          -------           -------
        Net cash used in investing activities......       (7,399)            (1,765)
                                                          -------           -------

Cash flows from financing activities:

   Net proceeds from initial public offering.......       14,627                 --
   Decrease in notes payable to banks..............       (2,407)              (560)
   Decrease in receivable from Parent..............            --             2,024
                                                          -------           -------

        Net cash provided by financing activities..       12,220              1,464
                                                          -------           -------

Effect of exchange rate on cash....................          (49)              (38)
                                                          -------           -------

Increase in cash and cash equivalents..............         4,897               727

Cash and cash equivalents, beginning of period.....         2,488               780
                                                          -------           -------

Cash and cash equivalents, end of period...........      $  7,385          $  1,507
                                                         ========          ========


    The accompanying notes are an integral part of the consolidated financial statements.

                       OYO GEOSPACE CORPORATION AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

   The consolidated balance sheet of OYO Geospace Corporation and its subsidiaries (the "Company") at September 30, 1997 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 1998, the consolidated statements of operations for the three months and six months ended March 31, 1998 and 1997 and the consolidated statements of cash flows for the six months ended March 31, 1998 and 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the three months and six months ended March 31, 1998 are not necessarily indicative of the operating results for a full year or of future operations.

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

2.  INITIAL PUBLIC OFFERING

   In November 1997, the Company completed an initial public offering (the "Offering") of its common stock by selling 2,300,000 common shares, including 1,150,000 common shares owned by its parent, OYO Corporation U.S.A. ("OYO U.S.A."). After deducting underwriting discounts and offering expenses, the net proceeds from the Offering were $29.3 million, which were split equally between the Company and OYO U.S.A. Immediately following the Offering, OYO U.S.A. held approximately 55% of the outstanding stock of the Company.

3.   EARNINGS PER COMMON SHARE

   Effective October 1, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 simplifies the computation of earnings per share by replacing the primary and fully diluted presentations with the new basic and diluted presentations. Basic earnings per common share is computed by dividing income available for common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is computed by dividing income available for common shareholders by the sum of the weighted average number of common shares outstanding and the effect of all dilutive potential common shares outstanding for the period All prior period earnings per share amounts have been restated to conform with SFAS No. 128.

   The following table summarizes the calculation of net earnings and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings per share:

                                               THREE MONTHS ENDED               SIX MONTHS ENDED
                                               ------------------               ----------------
                                          MARCH 31, 1998  MARCH 31, 1997 MARCH 31, 1998  MARCH 31, 1997
                                          --------------  -------------- -------------- ---------------

   Net earnings available to common
     stockholders (in thousands) ......     $    2,750     $   1,087     $    3,723     $    1,595
                                            ==========     =========     ==========     ==========

   Divided by weighted average common
   shares and common share equivalents:

        Weighted average common shares       5,250,776     4,000,000      4,832,801      4,000,000
        Weighted average common share
          equivalents .................         90,572          --           54,500           --
                                                           ---------     ----------     ----------

   Total weighted average common shares
     and common share equivalents .....      5,341,348     4,000,000      4,887,301      4,000,000
                                            ==========     =========     ==========     ==========

   Basic earnings per common share ....     $     0.52     $    0.27     $     0.77     $     0.40
                                            ==========     =========     ==========     ==========

   Diluted earnings per common share ..     $     0.51     $    0.27     $     0.76     $     0.40
                                            ==========     =========     ==========     ==========

4.   INVENTORIES

    Inventories consisted of the following (in thousands):

                                            MARCH 31, 1998    SEPTEMBER 30, 1997
                                            --------------    ------------------
                                              (unaudited)

       Finished goods and subcomponents       $   4,584              $  3,385
       Work in process                            4,173                 2,641
       Raw materials                              8,613                 9,009
                                             ----------            ----------

                                               $ 17,370              $ 15,035
                                               ========              ========

5.   ACQUISITION

    On February 3, 1998, the Company acquired 100% of the outstanding common stock of JRC/Concord Technologies, Inc. ("Concord") as well as certain intellectual property related to the business of Concord from Jimmy R. Cole, Jr. for a purchase price of $6.3 million, consisting, after adjustments, of a cash payment of $3.5 million and the issuance of 159,120 shares of the Company's common stock valued at approximately $2.8 million. The purchase price was determined through arm's-length negotiations with Mr. Cole, who had no prior relationship to the Company or any of its affiliates or directors, officers or associates thereof. The cash portion of the purchase price was funded with a portion of the net proceeds of the Company's initial public offering. Concord, located in Houston, Texas, designs and manufactures equipment used in connection with deepwater marine seismic surveys. The Company will continue the business of Concord, including the continued devotion of its plant and other assets to its business. Mr. Cole continues to serve as the president of Concord.

    The allocation of the total purchase price, including related expenses, for Concord based on the estimated fair value of the net assets acquired, at the date of acquisition, is as follows:

        Net tangible assets                               $2,805
        Intangible assets                                  3,495
                                                          -------

          Total purchase price allocation                 $6,300
                                                          =======

6.   SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES

    During the six months ended March 31, 1998, the Company increased its additional paid-in capital by approximately $1.9 million and recorded a corresponding increase in unearned compensation representing the issuance of restrictive stock awards to employees which vest ratably over four years.

    Components of cash used for the acquisition of Concord and intellectual property related to the business of Concord, as reflected in the Consolidated Statement of Cash Flows for the six months ended March 31, 1998 are as follows (in thousands):

        Fair value of current assets, net of cash acquired        $2,140
        Fair value of noncurrent assets                            1,762
        Intangible assets                                          3,495
        Liabilities assumed                                       (1,996)
        Liability for final payment to seller                       (495)
        Common stock issued at closing                            (2,805)
                                                                  ------
        Cash paid, net of cash acquired                           $2,101
                                                                  ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and Notes related thereto included elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

   The following table sets forth for the three months and six months ended March 31, 1998 and 1997, the percentage of certain income statement items to total sales:

                                        THREE MONTHS ENDED MARCH 31, SIX MONTHS ENDED MARCH 31,
                                        ---------------------------- --------------------------
                                               1998       1997           1998        1997
                                               ----       ----           ----        ----
Sales .....................................    100.0%     100.0%         100.0%      100.0%
Cost of sales .............................     55.6       59.7           57.4        58.6
Gross profit ..............................     44.4       40.3           42.6        41.4
Selling, general and administrative .......     16.7       17.9           18.5        20.5
Research and development ..................      6.1        5.7            6.4         6.5
Income from operations ....................     21.6       16.7           17.8        14.3
Other income (expense), net ...............      1.2        0.1            1.0        (0.1)
Income before provision for income
taxes .....................................     22.8       16.8           18.7        14.2
Provision for income taxes ................      8.3        6.3            6.9         5.4
Net income ................................     14.5       10.4           11.8         8.9


FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997.

   Sales for the three months and six months ended March 31, 1998 increased $8.6 million, or 82.7% and $13.6 million or 75.3%, from the corresponding periods of the prior year. The increase in sales was primarily attributable to increased demand for the Company's products and sales generated from Concord Technologies, Inc. ("Concord"), which the Company acquired on February 3, 1998.

   Cost of sales for the three months and six months ended March 31, 1998 increased $4.4 million, or 70.2% and $7.6 million or 71.6%, from the corresponding periods of the prior year. Cost of sales decreased as a percentage of total sales to 55.6% and 57.4%in the three months and six months ended March 31, 1998 from 59.7% and 58.6% in the corresponding periods of the prior year. This percentage decrease was the result of increased sales of products containing lower manufacturing costs and from the sale of products by Concord, which have higher gross profit margins.

   Selling, general and administrative expenses for the three months and six months ended May 31, 1998 increased $1.3 million, or 70.2% and $2.1 million or 57.9%, from the corresponding period of the prior year. This increase is primarily attributable to higher sales and the acquisition of Concord. Selling, general and administrative expenses decreased as a percentage of total sales to 16.7% and 18.5% in the three months and six months ended March 31, 1998 from 17.9% and 20.5% in the corresponding period of the prior year, principally reflecting the impact of high sales volume and the leveraging of certain fixed expenses. Research and development expenses for the three months and six months ended March 31, 1998 increased $0.5 million, or 97.0%, and $0.8 million or 72.1%, from the corresponding period of the prior year. Research and development expenses increased as a percentage of total sales to 6.1% in the three months ended March 31, 1998 from 5.7% in the corresponding period of the prior year, principally resulting from the increase in research and development expenditures targeted at new product development. Research and development expenses decreased as a percentage of total sales to 6.4% in the six months ended March 31, 1998 from 6.5% in the corresponding period of the prior year, principally resulting from the leveraging of such expenses over the increase in sales.

   Other income (expense), net increased as a percentage of total sales to 1.2% and 1.0% in the three months and six months ended March 31, 1998 from 0.1% and (0.1)% in the corresponding periods of the prior year. This increase was primarily attributable to interest income earned on proceeds from the Company's initial public offering (the "Offering") and a decrease in interest expense as a result of the Company using a portion of the net proceeds of the Offering to repay outstanding indebtedness.

   The Company's effective tax rate for the three months and six months ended March 31, 1998 was 36.5% and 36.9% compared to 37.7% in each of the corresponding periods of the prior year. The decrease in the Company's effective tax rate is principally the result of the implementation of certain tax strategies designed to reduce the Company's domestic and foreign income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

   At March 31, 1998, the Company had $7.4 million in cash and cash equivalents. For the six months ended March 31, 1998, cash generated from operating activities was $0.1 million principally resulting from net income and an increase in accounts payable offset by increases in accounts receivable and inventory. The increases in the Company's working capital accounts are a result of continued growth in the demand for the Company's products.

   For the six months ended March 31, 1998, the Company used approximately $7.4 million in investing activities, consisting of capital expenditures of $5.4 million and a business acquisition of approximately $2.1 million, net of cash acquired. The Company estimates that its capital expenditures in fiscal 1998 will be $11.0 million, including $3.0 million for the construction of an additional manufacturing facility, approximately $4.4 million to purchase an additional facility and equipment to diversify its manufacturing capability for leader wire and telemetric cable and to consolidate the Company's geophone manufacturing operation into such facility, and $1.5 million for the purchase of new office space.

   Financing activities for the six months ended March 31, 1998 generated $12.2 million of cash, principally resulting from the net proceeds from the Company's initial public offering totaling $14.6 million. A portion of these proceeds were used to repay outstanding bank borrowings of $2.4 million.

   Although the Company strives to fill orders for its products within 60 days of the date they are received, in recent months the Company has taken 90 days or longer to deliver on certain orders due to its limited capacity to meet an increased number and size of orders. While the increase in order fill time has not adversely affected the Company's results of operations or liquidity, it has limited the Company's growth in sales, thereby limiting growth in cash provided by operations. The Company expects that its facility expansion plans will increase its capacity and adequately address the Company's increased order fill time. The Company also expects such expansion and increased production to result in higher working capital requirements.

   Prior to the Offering, the Company relied on various intercompany arrangements with OYO U.S.A. for its financing requirements. Following the Offering, OYO U.S.A. and its affiliates are no longer guaranteeing any indebtedness for the Company's benefit. However, the Company expects to be able to obtain new working capital lines of credit with one or more banks (which, if secured, would be secured solely by the Company's assets). While no committed lines of credit are currently in place, the Company is in negotiations with a major financial institution to obtain a credit facility, under which the Company expects to be able to borrow up to $10.0 million, which the Company expects will be secured by accounts receivable and inventory. However, there can be no assurance that such facilities will be available to the Company on terms the Company considers reasonable or that such facilities will not increase the Company's cost of capital over historical periods.

        The Company is in discussions with a mortgage lender regarding a $1.0 million mortgage loan to be secured by the Company's corporate office facility. The Company recently purchased this facility for $1.3 million in cash. At the time the Company purchased the facility, it intended to borrow against the facility for a portion of the purchase price. In addition, the Company is considering the mortgage of additional facilities, including those currently owned and for facilities it may acquire in the future. However, there can be no assurance that the

Company will be successful in obtaining such loans or that such loans will be available to the Company on terms the Company considers reasonable

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

ACQUISITION

    On February 3, 1998, the Company acquired 100% of the outstanding common stock of Concord as well as certain intellectual property related to the business of Concord, for a purchase price of $6.3 million, consisting of a cash payment of $3.5 million and the issuance of 159,200 shares of the Company's common stock valued at approximately $2.8 million. The purchase price was determined through arm's-length negotiations with Mr. Cole, who had no prior relationship to the Company or any of its affiliates or directors, officers or associates thereof. Concord, located in Houston, Texas, designs and manufactures equipment used in connection with deepwater marine seismic surveys. The Company will continue the business of Concord, including the continued devotion of its plant and other assets to its business.

RECENT ACCOUNTING PRONOUNCEMENTS

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

   In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997 and is not expected to have a material impact on the Company's financial statements.

   In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits" ("SFAS 132). SFAS 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable. It also requires additional information on changes in the benefit obligations and fair values of plan assets. SFAS 132 is effective for years beginning after December 15, 1997 and is not expected to have a material impact on the Company's financial statements.

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

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(d) The Company completed an initial public offering (the "Offering") of its common stock, par value $.01 per share ("Common Stock") pursuant to a Registration Statement on Form S-1 (Registration No. 333-36727) (the "Registration Statement"), which was declared effective by the Securities and Exchange Commission at 11:00 a.m.

Eastern Standard Time on November 20, 1997.

The net proceeds of the Offering to the Company were approximately $14.6 million. From the effective date of the Registration Statement through March 31, 1998, the Company used a portion of the net proceeds of the Offering to repay $4.9 million of outstanding indebtedness, including $1.5 million of which was outstanding as of September 30, 1997. The Company incurred additional indebtedness of $2.5 million from October 1, 1997 to November 26, 1997, which resulted from the Company's growing working capital needs, primarily to fund increases in accounts receivable and inventories resulting from increases in sales, as well as to pay fiscal 1997 accrued bonuses. The remaining indebtedness was incurred by Concord prior to the acquisition. The Company used $3.5 million of the net proceeds of the Offering in connection with the acquisition of Concord. See "Acquisition" above. The remaining net proceeds of the Offering have been invested in short-term securities.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)     The following exhibits are filed with this Quarterly Report.

15.1    Awareness Letter of Independent Accountants

27.1    Financial Data Schedule

(b) The Company did not file any reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  OYO GEOSPACE CORPORATION

Date: May 7, 1998                           By:  /s/ Gary D. Owens
                                            Gary D. Owens, Chairman of the Board
                                           President and Chief Executive Officer
                                                 (duly authorized officer)

Date: May 7, 1998                           By:  /s/ Thomas T. McEntire
                                                 Thomas T. McEntire
                                               Chief Financial Officer
                                           (principal financial officer)