Form 10-Q
period 1998-06-30
OYO GEOSPACE CORP
filed 1998-08-06
CIK 1001115

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                  FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

      for the Quarterly Period Ended June 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

There were 5,310,990 shares of the Registrant's Common Stock outstanding as of the close of business on August 6, 1998.

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

      We have reviewed the accompanying consolidated balance sheet of OYO Geospace Corporation and Subsidiaries as of June 30, 1998, the related consolidated statements of operations for the three months and nine months ended June 30, 1998 and 1997, and the consolidated statement of cash flows for the nine months ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

/s/ PricewaterhouseCoopers LLP

Houston, Texas
July 27, 1998

               OYO GEOSPACE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS
                             (in thousands)

                                                         JUNE 30,  SEPTEMBER 30,
                  ASSETS                                   1998        1997
                                                         --------    --------
                                                        (unaudited)
Current assets:
   Cash and cash equivalents .........................   $  2,936    $  2,488
   Trade accounts and notes receivable, net ..........     15,468       6,494
   Inventories .......................................     18,732      15,035
   Deferred income tax ...............................      2,111       1,115
   Prepaid expenses and other ........................        630         132
                                                         --------    --------

      Total current assets ...........................     39,877      25,264

Rental equipment, net ................................      2,672       2,394
Property, plant and equipment, net ...................     14,944       6,108
Goodwill and other intangible assets, net ............      4,575       1,006
Other assets .........................................        279         306
                                                         --------    --------
      Total assets ...................................   $ 62,347    $ 35,078
                                                         ========    ========

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt and notes payable   $     37    $  1,500
   Accounts payable ..................................      6,636       3,048
   Accrued expenses and other ........................      4,420       3,716
   Income tax payable ................................        822         860
                                                         --------    --------
      Total current liabilities ......................     11,915       9,124

Long-term debt .......................................        963        --
Deferred income tax ..................................      1,416         854
                                                         --------    --------
      Total liabilities ..............................     14,294       9,978
                                                         --------    --------
Commitments and contingencies ........................       --          --

Stockholders' equity:
   Preferred stock ...................................       --          --
   Common stock ......................................         54          40
   Additional paid-in capital ........................     29,130       9,785
   Retained earnings .................................     21,119      15,554
   Cumulative foreign currency translation adjustments       (563)       (279)
   Unearned compensation-restricted stock awards .....     (1,687)       --
                                                         --------    --------
      Total stockholders' equity .....................     48,053      25,100
                                                         --------    --------
      Total liabilities and stockholders' equity .....   $ 62,347    $ 35,078
                                                         ========    ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    OYO GEOSPACE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)
                                   (unaudited)

                                                   THREE MONTHS ENDED            NINE MONTHS ENDED
                                                ------------------------    --------------------------
                                                  JUNE 30,    JUNE 30,        JUNE 30,        JUNE 30,
                                                   1998         1997            1998           1997
                                                ----------   -----------    -----------    -----------
Sales .......................................   $   18,484   $    12,452    $    50,047    $    30,454
Cost of sales ...............................       11,057         7,471         29,161         18,023
                                                ----------   -----------    -----------    -----------
Gross profit ................................        7,427         4,981         20,886         12,431

Operating expenses:
   Selling, general and administrative ......        3,086         2,264          8,921          5,959
   Research and development .................        1,833           598          3,854          1,772
                                                ----------   -----------    -----------    -----------
      Total operating expenses ..............        4,919         2,862         12,775          7,731
                                                ----------   -----------    -----------    -----------
Income from operations ......................        2,508         2,119          8,111          4,700

Other income (expense):
   Interest expense .........................         --            (222)           (28)          (441)
   Interest income ..........................           86            25            300             69
   Other, net ...............................           65            95            180            249
                                                ----------   -----------    -----------    -----------
      Total other income (expense), net .....          151          (102)           452           (123)
                                                ----------   -----------    -----------    -----------
Income before provision for income taxes ....        2,659         2,017          8,563          4,577
Provision for income taxes ..................          816           760          2,997          1,726
                                                ----------   -----------    -----------    -----------
Net income ..................................   $    1,843   $     1,257    $     5,566    $     2,851
                                                ==========   ===========    ===========    ===========
Basic earnings per share ....................   $     0.35   $      0.31    $      1.12    $      0.71
                                                ==========   ===========    ===========    ===========
Diluted earnings per share ..................   $     0.34   $      0.31    $      1.10    $      0.71
                                                ==========   ===========    ===========    ===========
Weighted average shares outstanding - Basic .    5,309,790     4,000,000      4,991,798      4,000,000

Weighted average shares outstanding - Diluted    5,438,377     4,000,000      5,082,983      4,000,000

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    OYO GEOSPACE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                          NINE MONTHS     NINE MONTHS
                                                             ENDED           ENDED
                                                         JUNE 30, 1998    JUNE 30, 1997
                                                            --------       -------
Cash flows from operating expenses:
   Net income ...........................................   $  5,566       $ 2,851
   Adjustments to reconcile net income to
      net cash provided by operating activities:
      Deferred income tax ...............................       (874)         (109)
      Depreciation and amortization .....................      1,747         1,053
      Amortization of restricted stock awards ...........        241          --
      Bad debt expense ..................................        109            79
     Effects of changes in operating assets
       and liabilities:
     Trade accounts and notes receivable ................     (8,100)       (2,943)
     Inventories ........................................     (2,575)         (428)
     Prepaid expenses and other assets ..................       (503)          (80)
     Accounts payable ...................................      3,508           430
     Accrued expenses and other .........................        184           277
     Income tax payable .................................       (156)        1,124
                                                            --------       -------
      Net cash (used in) provided by
        operating activities ............................       (853)        2,254

Cash flows from investing activities:
   Capital expenditures .................................     (9,426)       (2,572)
   Investment in business acquisition, net
     of cash acquired ...................................     (2,688)         --
   Proceeds from sale of equipment ......................        249           595
                                                            --------       -------
      Net cash used in investing activities .............    (11,865)       (1,977)
                                                            --------       -------
Cash flows from financing activities:
   Net proceeds from initial public offering ............     14,627          --
   Increase in notes payable to banks ...................      1,000          --
   Decrease in notes payable to banks ...................     (2,407)         (701)
   Decrease in receivable from Parent ...................       --           1,487
                                                            --------       -------
      Net cash provided by financing activities .........     13,220           786
                                                            --------       -------
Effect of exchange rate on cash .........................        (54)           64
                                                            --------       -------
Increase in cash and cash equivalents ...................        448         1,127
Cash and cash equivalents, beginning of period ..........      2,488           780
                                                            --------       -------
Cash and cash equivalents, end of period ................   $  2,936       $ 1,907
                                                            ========       =======

               The accompanying notes are an integral part of the
                       consolidated financial statements.

               OYO GEOSPACE CORPORATION AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

   The consolidated balance sheet of OYO Geospace Corporation and its subsidiaries (the "Company") at September 30, 1997 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 1998, the consolidated statements of operations for the three months and nine months ended June 30, 1998 and 1997 and the consolidated statements of cash flows for the nine months ended June 30, 1998 and 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the three months and nine months ended June 30, 1998 are not necessarily indicative of the operating results for a full year or of future operations.

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

   The following table summarizes the calculation of net earnings and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings per share:

                                                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                                              ---------------------------------   ---------------------------------
                                                               JUNE 30, 1998     JUNE 30, 1997     JUNE 30, 1998     JUNE 30, 1997
                                                              ---------------   ---------------   ---------------   ---------------
Net earnings available to common
  stockholders (in thousands) .............................   $         1,843   $         1,257   $         5,566   $         2,851
                                                              ===============   ===============   ===============   ===============
Divided by weighted average common shares and common
 share equivalents:
   Weighted average common shares .........................         5,309,790         4,000,000         4,991,798         4,000,000
   Weighted average common share
     equivalents ..........................................           128,587              --              91,185              --
                                                              ---------------   ---------------   ---------------   ---------------
Total weighted average common shares
  and common share equivalents ............................         5,438,377         4,000,000         5,082,983         4,000,000
                                                              ===============   ===============   ===============   ===============
Basic earnings per common share ...........................   $          0.35   $          0.31   $          1.12   $          0.71
                                                              ===============   ===============   ===============   ===============
Diluted earnings per common share .........................   $          0.34   $          0.31   $          1.10   $          0.71
                                                              ===============   ===============   ===============   ===============

4.  INVENTORIES

   Inventories consisted of the following (in thousands):

                                                    JUNE 30,      SEPTEMBER 30,
                                                     1998             1997
                                                    -------         -------
                                                  (unaudited)
Finished goods ............................         $ 2,725         $ 3,385
Work in process ...........................           4,636           2,641
Raw materials and subcomponents ...........          11,371           9,009
                                                    -------         -------
                                                    $18,732         $15,035
                                                    =======         =======

5.  LONG-TERM DEBT

   In June 1998, the Company borrowed $1.0 million under the terms of a fifteen year amortizing mortgage loan collateralized by the Company's corporate office facility. The mortgage loan bears interest at a fixed rate of 7.55% per annum.

   In June 1998, the Company obtained from Bank of America, N.A. (the "Bank") a $10.0 million working capital line of credit (the "Credit Agreement") that expires in June 2000. Borrowings under the Credit Agreement are subject to borrowing base restrictions based on consolidated net income plus consolidated interest expense, income taxes, depreciation and amortization. Borrowings under the Credit Agreement are collateralized by the Company's accounts receivable and inventory. At the Company's option, interest on borrowings is based on the Bank's prime rate or offshore rate. The Credit Agreement prohibits the payment of cash dividends on the Company's common stock, limits capital expenditures, limits additional indebtedness to $7.5 million, requires the maintenance of certain financial amounts and contains other covenants customary in transactions of this type. As of June 30, 1998, there were no borrowings outstanding under the Credit Agreement, and the borrowing base under the Credit Agreement was $10.0 million.

6.  ACQUISITION

   On February 3, 1998, the Company acquired 100% of the outstanding common stock of JRC/Concord Technologies, Inc. ("Concord") as well as certain intellectual property related to the business of Concord from Jimmy R. Cole, Jr. for a purchase price of $6.4 million, consisting, after adjustments, of cash payments totaling $3.6 million (including acquisition related costs of $0.1 million) and the issuance of 159,120 shares of the Company's common stock valued at approximately $2.8 million. The purchase price was determined through arm's-length negotiations with Mr. Cole, who had no prior relationship to the Company or any of its affiliates or directors, officers or associates thereof. The cash portion of the purchase price was funded with a portion of the net proceeds of the Company's initial public offering. Concord, located in Houston, Texas, designs and manufactures equipment used in connection with deepwater marine seismic surveys. The Company will continue the business of Concord, including the continued devotion of its plant and other assets to its business. Mr. Cole continues to serve as the president of Concord.

   The allocation of the total purchase price, including related expenses, for Concord based on the estimated fair value of the net assets acquired, at the date of acquisition, is as follows:

      Net tangible assets.....................        $  2,734
      Intangible assets.......................           3,658
                                                      --------
         Total purchase price allocation......        $  6,392
                                                      ========

   Intangible assets are being amortized using the straight-line method over fifteen years.

7.  SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES

   During the nine months ended June 30, 1998, the Company increased its additional paid-in capital by approximately $1.9 million and recorded a corresponding increase in unearned compensation representing the issuance of restrictive stock awards to employees, which awards vest ratably over four years.

   Components of cash used for the acquisition of Concord and intellectual property related to the business of Concord, as reflected in the Consolidated Statement of Cash Flows for the nine months ended June 30, 1998 are as follows (in thousands):

      Fair value of current assets, net of cash acquired..       $  2,069
      Fair value of noncurrent assets.....................          1,762
      Fair value of intangible assets.....................          3,658
      Liabilities assumed.................................         (1,996)
      Common stock issued at closing......................         (2,805)
                                                                 --------
      Cash paid, net of cash acquired.....................       $  2,688
                                                                 ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and Notes related thereto included elsewhere in this Form 10-Q.

OVERVIEW

   OYO Geospace designs and manufactures instruments and equipment used in the acquisition and processing of seismic data for the oil and gas industry and for the commercial graphics industry worldwide.

   Demand for the Company's products used in the acquisition and processing of seismic data is dependent primarily upon the level of worldwide oil and gas exploration activity. That activity, in turn, is dependent primarily upon prevailing oil and gas prices. Historically, the markets for oil and gas have been volatile, and such markets are likely to continue to be volatile. In recent months, oil and gas prices have fallen sharply. This trend may indicate a moderation of the Company's sales in fiscal periods following June 30, 1998. However, as it is impossible to predict future oil and gas price movements with certainty, no assurance can be given as to the level of future demand for the Company's products.

RESULTS OF OPERATIONS

   The following table sets forth for the three months and nine months ended June 30, 1998 and 1997, the percentage of certain statement of operations items to total sales:

                                              THREE MONTHS       NINE MONTHS
                                             ENDED JUNE 30,     ENDED JUNE 30,
                                             --------------     ---------------
                                             1998     1997      1998      1997
                                             -----    -----     -----    -----
Sales ....................................   100.0%   100.0%    100.0%   100.0%
Cost of sales ............................    59.8     60.0      58.3     59.2
Gross profit .............................    40.2     40.0      41.7     40.8
Selling, general and
administrative ...........................    16.7     18.2      17.8     19.6
Research and development .................     9.9      4.8       7.7      5.8
Income from operations ...................    13.6     17.0      16.2     15.4
Other income (expense), net ..............     0.8     (0.8)      0.9     (0.4)
Income before provision for
income taxes .............................    14.4     16.2      17.1     15.0
Provision for income taxes ...............     4.4      6.1       6.0      5.7
Net income ...............................    10.0     10.1      11.1      9.4

FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997.

   Sales for the three months and nine months ended June 30, 1998 increased $6.0 million, or 48.4%, and $19.6 million, or 64.3%, from the corresponding periods of the prior year. The increase in sales was, in part, attributable to filling orders from the strong demand of the previous quarter and sales generated by Concord Technologies, Inc. ("Concord"), which the Company acquired on February 3, 1998. The Company expects that sales of its seismic products will return to more moderate levels in the fourth quarter.

   Cost of sales for the three months and nine months ended June 30, 1998 increased $3.6 million, or 48.0%, and $11.1 million, or 61.8%, from the corresponding periods of the prior year. Cost of sales decreased as a percentage of total sales to 59.8% and 58.3% in the three months and nine months ended June 30, 1998 from 60.0% and 59.2% in the corresponding periods of the prior year. This percentage decrease was generally attributable to increased efficiencies as a result of the higher sales volume during the three months and nine months ended June 30, 1998. Should sales return to more moderate levels in future quarters, the Company could experience lower gross profit margins.

   Selling, general and administrative expenses for the three months and nine months ended June 30, 1998 increased $0.8 million, or 36.3%, and $3.0 million, or 49.7%, from the corresponding period of the prior year, primarily attributable to increased administrative expenses necessary to support higher sales and the acquisition of Concord. Selling, general and administrative expenses decreased as a percentage of total sales to 16.7% and 17.8% in the three months and nine months ended June 30, 1998 from 18.2% and 19.6% in the corresponding periods of the prior year, principally reflecting the impact of higher sales volume and the leveraging of certain fixed expenses.

   Research and development expenses for the three months and nine months ended June 30, 1998 increased $1.2 million, or 206.5%, and $2.1, million or 117.5%, from the corresponding periods of the prior year. Research and development expenses increased as a percentage of total sales to 9.9% and 7.7% in the three months and nine months ended June 30, 1998 from 4.8% and 5.8% in the corresponding periods of the prior year, principally resulting from an increase in expenditures targeted at new product development.

   Other income (expense), net increased as a percentage of total sales to 0.8% and 0.9% in the three months and nine months ended June 30, 1998 from (0.8)% and (0.4)% in the corresponding periods of the prior year. This increase was primarily attributable to a decrease in interest expense as a result of the Company using a portion of the net proceeds of the Offering to repay outstanding indebtedness and interest income earned on the temporary investment of the remainder of such proceeds.

   The Company's effective tax rate for the three months and nine months ended June 30, 1998 was 30.7% and 35.0% compared to 37.7% in each of the corresponding periods of the prior year. The decrease in the Company's effective tax rate is principally the result of the implementation of certain tax strategies during the three months ended June 30, 1998 designed to reduce the Company's domestic and foreign income tax expense. The larger rate reduction for the three months ended June 30, 1998 results from the cumulative adjustment required to reflect the expected annualized tax rate.

LIQUIDITY AND CAPITAL RESOURCES

   At June 30, 1998, the Company had $2.9 million in cash and cash equivalents. For the nine months ended June 30, 1998, cash used in operating activities was $0.8 million principally resulting from increases in accounts receivable and inventories offset by net income and an increase in accounts payable. The increases in the Company's working capital accounts are a result of continued growth in the demand for the Company's products.

   For the nine months ended June 30, 1998, the Company used approximately $11.9 million in investing activities, consisting of capital expenditures of $9.4 million and a business acquisition of approximately $2.7 million, net of cash acquired. The Company estimates that its capital expenditures in fiscal 1998 will be $12.0 million, including $4.0 million for the construction of an additional manufacturing facility, $1.8 million for additional rental equipment, and $1.5 million for the purchase of new office space.

   Financing activities for the nine months ended June 30, 1998 generated $13.2 million of cash, principally resulting from the net proceeds from the Company's initial public offering totaling $14.6 million. A portion of these proceeds were used to repay outstanding bank borrowings of $2.4 million.

   Prior to the Offering, the Company relied on various intercompany arrangements with OYO U.S.A. for its financing requirements. Following the Offering, OYO U.S.A. and its affiliates are no longer guaranteeing any indebtedness for the Company's benefit. The Company obtained a working capital line of credit in June 1998, under which the Company is able to borrow up to $10.0 million. The Credit Agreement expires in June 2000 and is collateralized by the Company's accounts receivable and inventory. The Credit Agreement prohibits the payment of cash dividends on the Company's common stock, limits capital expenditures, limits additional indebtedness to $7.5 million, requires the maintenance of certain financial amounts and contains other covenants customary in transactions of this type. There were no borrowings outstanding at June 30, 1998 under the Credit Agreement, and the borrowing base under the Credit Agreement was $10.0 million.

   The Company obtained a $1.0 million mortgage loan in June 1998 secured by the Company's corporate office facility. The Company purchased this facility in December 1997 for $1.5 million in cash including renovations. The Company is considering the mortgage of additional facilities. However, there can be no assurance that the Company will be successful in obtaining such loans or that such loans will be available to the Company on terms the Company considers reasonable

   The Company believes that the combination of cash flow from operations, borrowing availability under the Credit Agreement and the net proceeds from the Offering should provide the Company with sufficient capital resources and liquidity to fund its operations through fiscal 1999 and support its acquisition and expansion program. However, there can be no assurance that such sources of capital will be sufficient to support an acquisition and expansion program through fiscal 1999 or in the long-term or otherwise support the Company's capital requirements, and the Company may be required to issue additional debt or equity securities in the future to meet its capital requirements.

   Inflation has not had a significant impact on the Company's operations to date.

ACQUISITION

   On February 3, 1998, the Company acquired 100% of the outstanding common stock of Concord as well as certain intellectual property related to the business of Concord, for a purchase price of $6.4 million, consisting of cash payments totaling $3.6 million (including acquisition related costs of $0.1 million) and the issuance of 159,120 shares of the Company's common stock valued at approximately $2.8 million. The purchase price was determined through arm's-length negotiations with Mr. Cole, who had no prior relationship to the Company or any of its affiliates or directors, officers or associates thereof. Concord, located in Houston, Texas, designs and manufactures equipment used in connection with deepwater marine seismic surveys. The Company is continuing the business of Concord, including the continued devotion of its plant and other assets to its business.

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

YEAR 2000 ISSUES

   The "Year 2000 problem" is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations in affected computer and operational systems.

   The Company has initiated a program of upgrading its internal accounting and manufacturing software to make that software more efficient and compatible Company-wide (the "Upgrade"). In connection with the Upgrade, all of the Company's internal accounting and manufacturing software will become Year 2000 compliant. The Company expects that the Upgrade will be complete by the end of fiscal 1998. The Company has been informed by the suppliers of substantially all of the Company's software that all of those suppliers' software that will be used by the Company following the Upgrade is Year 2000 compliant. The software from these suppliers is used for financial and manufacturing purposes. However, there can be no assurances that Year 2000 problems will not occur with respect to the Company's computer systems. Further, the Company is in the process of reviewing the operational computers built into its manufacturing equipment to determine whether or not that equipment may be effected by the Year 2000 problem. The Company does not expect that it will incur material expenditures in discovering and addressing any Year 2000 problems it may have. However, the Year 2000 problem may impact customers, suppliers, shippers and other entities with which the Company transacts business, and the Company cannot predict the effect of the Year 2000 problem on those entities or how those entities' Year 2000 problems may indirectly effect the Company.

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

The net proceeds of the Offering to the Company were approximately $14.6 million. From the effective date of the Registration Statement through June 30, 1998, the Company used a portion of the net proceeds of the Offering to repay $4.9 million of outstanding indebtedness, including $1.5 million of which was outstanding as of September 30, 1997. The Company incurred additional indebtedness of $2.5 million from October 1, 1997 to November 26, 1997, which resulted from the Company's growing working capital needs, primarily to fund increases in accounts receivable and inventories resulting from increases in sales, as well as to pay fiscal 1997 accrued bonuses. The remaining indebtedness of $0.9 million was incurred by Concord prior to the acquisition. The Company used $3.6 million of the net proceeds of the Offering in connection with the acquisition of Concord. See "Acquisition" above. The remaining net proceeds of the Offering have been invested in working capital.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are filed with this Quarterly Report.

10.1 Promissory Note, dated as of June 23, 1998, made by and between the Company and Ameritas Life Insurance Corp.

10.2 Business Loan Agreement, dated as of June 26, 1998, made by and between the Company and Bank of America.

10.3 Security Agreements, dated as of June 26, 1998, made by OYO Geospace Corporation and its Subsidiaries in favor of Bank of America.

10.4 Business Loan Continuing Guaranty Agreements, dated as of June 26, 1998, made by OYO Geospace Corporation and its Subsidiaries in favor of Bank of America.

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


                                                OYO GEOSPACE CORPORATION



                                                Date: August 3, 1998
                                                By: /s/ Gary D. Owens
                                            Gary D. Owens, Chairman of the Board
                                           President and Chief Executive Officer
                                                 (duly authorized officer)

                                                Date: August 3, 1998
                                                By: /s/ Thomas T. McEntire
                                                   Thomas T. McEntire
                                                 Chief Financial Officer
                                               (principal financial officer)