Form 10-K405
period 1998-09-30
OYO GEOSPACE CORP
filed 1998-12-21
CIK 1001115

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended September 30, 1998

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission file number 001-13601


                            OYO GEOSPACE CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

              DELAWARE                            76-0447780
  (State or Other Jurisdiction of             (I.R.S. Employer
   Incorporation or Organization)             Identification No.)


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     X
                             ---------

There were 5,494,689 shares of the Registrant's Common Stock outstanding as of the close of business on December 16, 1998. The aggregate market value of the Registrant's Common Stock held by non-affiliates was approximately $19 million (based upon the closing price of $8.25 on December 16, 1998, as reported by the NASDAQ Stock Market, Inc.).

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant's 1998 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

================================================================================

                                      PART I


ITEM 1. BUSINESS

COMPANY OVERVIEW AND PRODUCTS

  We design and manufacture instruments and equipment used in the acquisition and processing of seismic data and the commercial graphics industry.

  We have been in the seismic instrument and equipment business since 1980, marketing our products primarily to the oil and gas industry worldwide. Our seismic product lines currently include geophones and hydrophones, seismic leader wire, geophone string connectors, seismic telemetry cable, thermal imaging products, marine seismic cable retrieval devices and small data acquisition systems targeted at niche markets. Our seismic products are compatible with most major seismic data acquisition systems currently in use.
We believe that our seismic products are among the most technologically advanced instruments and equipment available for seismic data acquisition.

  We also have adapted our thermal plotting technology, which we originally developed for the seismic industry, for applications in the newsprint, silkscreen and corrugated printing industries. We believe that our wide format thermal printers, which use dry film technology developed in conjunction with a film manufacturer, are a cost-effective alternative to conventional equipment. We expect to continue our research and development activities to expand the markets for our thermal imaging products and to increase the image clarity of our products. Thermal plotters accounted for approximately 16% of our sales in fiscal 1998.

  We plan to expand our seismic product lines further through research and development and through selective acquisitions, focusing in the following areas of:

  . seismic instruments and equipment used in time lapse 3-D seismic data acquisition (the acquisition of 3-D seismic data repeated in the same area over time in order to track fluid movement in a reservoir)

  . three-axis seismic data acquisition (the acquisition of seismic data on three axes to determine rock properties and fluid types);

  . borehole seismology (the process of generating and/or recording seismic waves in existing well bores).

  We are also working to diversify our existing product lines and adapt our manufacturing capabilities for uses in industries other than the oil and gas industry.

SEISMIC INDUSTRY OVERVIEW; CURRENT INDUSTRY CONDITIONS

  Geoscientists use seismic data to map potential or existing oil and gas bearing formations and the geologic structures that surround them. Seismic data is used primarily in connection with the exploration, development and production of oil and gas.

  Seismic data acquisition is conducted on land in several stages. First, an energy source imparts seismic waves into the earth, reflections of which are received and measured by geophones and hydrophones. Electrical signals generated by the geophones and hydrophones are then transmitted through leader wire, geophone and hydrophone string connectors and telemetric cable to data collection units, which store information for processing and analysis. Seismic thermal imaging products are output devices used in the field or office to create a graphic representation of the seismic data after it has been acquired.

  Marine seismic data acquisition is conducted primarily by large ocean-going vessels that tow long seismic cables known as "streamers". Usually, the energy source in marine seismic data acquisition is an airgun, and the reflected seismic waves are received and measured by hydrophones, which are attached to the streamers. Occasionally, these streamers are severed and become disconnected from the vessel. Our patented marine seismic cable retrieval devices, which are attached to the streamers, contain an air bag that is designed to inflate automatically at a given depth, bringing the severed cable to the surface. This can save the seismic contractor significant time and money over the alternative of losing the seismic cable.

  At present, virtually all activities in the oil and gas and related industries are experiencing difficult operating conditions. Excess supplies of crude oil worldwide and persistently lower prices are generally resulting in decreased demand for oil and gas industry equipment. We believe that favorable results for fiscal 1999 will likely be dependent upon whether conditions in the oil and gas industry improve substantially in the short term, upon the effects of competitive pressures resulting from current difficult operating conditions and upon our ability to diversify our products and to develop and sell new products, activities which are underway. We have cut costs in response to current conditions and expect to continue to do so as conditions dictate.

COMPETITION

  Our principal competitors for geophones, hydrophones and geophone string connectors are Input/Output, Inc. and Mark Products. We believe that we are one of the largest manufacturers and distributors of geophones, hydrophones and geophone string connectors in the world. In addition to these competitors, certain manufacturers of marine streamers also manufacture hydrophones for their own use.

  We believe that the principal competitive factors in the seismic instruments and equipment market are technological superiority, product durability and reliability and customer service and support. Price and product delivery are also important considerations for customers. These factors can be offset by a customer's preference for standardization. In general, particular customers prefer to standardize geophones and hydrophones, particularly if they are used by a single seismic crew or multiple crews that can support each other. This is a factor in the ability of a geophone or hydrophone manufacturer to gain market share from other such manufacturers.

  A key competitive factor for land field instruments and equipment, and to a lesser degree for marine instruments and equipment, is durability under harsh field conditions. Especially for land data acquisition systems, the field instruments and equipment must not only meet rigorous technical specifications regarding signal integrity and sensitivity, but must also be extremely rugged and durable to withstand the rigors of field use, often in harsh environments.

  With respect to competition concerning geophones, we and an agency of the government of the People's Republic of China agreed in 1995 to terminate a joint venture for the manufacturer of geophones in China based on the design for our GS-20DX geophone. The former joint venture partner currently has the capability and legal right to manufacture and market these geophones without restriction. Although the GS-20DX geophone has been superseded by the more technologically advanced GS-30CT and GS-32CT geophones, which the former joint venture partner has no capabilities or rights to produce, we continue to manufacture and sell limited quantities of the GS-20DX geophone. We therefore, may experience some competition with respect to this older model geophone. We are unable to predict the extent or effect of any such competition.

SUPPLIERS

  We are not presently experiencing any supply or quality control problems with our suppliers. However, these problems, if they develop, could have a significant effect on our ability to meet future production and sales commitments. A Japanese manufacturer unaffiliated with us is currently the only supplier of wide format printheads that we use in our wide format thermal plotters. We believe we maintain an adequate inventory of these printheads. However, if this supplier were to discontinue supplying these printheads or was unable or unwilling to supply printheads in sufficient quantity to meet our requirements, our ability to compete in the wide format thermal plotting market could be severely impeded.

PRODUCT MANUFACTURING

  Our manufacturing and products assembly operations consist of machining or molding the necessary component parts, configuring these parts along with components received from various vendors and assembling a final product. Upon completion, we test the final products to the functional and environmental extremes of product specifications and inspect the products for quality assurance. Because we normally manufacture and ship based on customer orders, we maintain no significant inventory of finished goods.

MARKETS AND CUSTOMERS

  Our principal customers are seismic contractors and major, independent and government owned oil and gas companies that either operate their own seismic crews or specify specific seismic instrument and equipment preferences to contractors. In addition to the seismic industry, we sell our wide format thermal plotters for use in the newsprint, silkscreen and corrugated printing industries. To date, we have sold these products primarily to equipment distributors that focus on these industries.

INTELLECTUAL PROPERTY

  We seek to protect our intellectual property by means of patents, trademarks, trade secrets and other measures. Although we do not consider any single patent essential to our success, we consider our patent regarding our marine seismic cable retrieval devices to be of significant value to us. This patent is scheduled to expire in 2008.

EMPLOYEES

  As of November 30, 1998, we employed approximately 425 people on a full-time basis, of whom approximately 400 were employed in the United States. We have never experienced a work stoppage and consider our relationship with our employees to be satisfactory. None of the our employees are unionized.

ITEM 2. PROPERTIES

  We conduct operations at the following locations.

Location                          Owned/Leased   Approximate Square Footage
-------------------------------   ------------   --------------------------

Houston, Texas                           Owned                       78,000
Houston, Texas                          Leased                       34,000
Houston, Texas                           Owned                       18,000
Calgary, Alberta, Canada                 Owned                       21,000
Luton, Bedfordshire, England             Owned                        8,000

  In March 1998, we relocated our corporate headquarters' offices and a portion of our research and development activities to a facility, in Stafford, Texas, consisting of approximately 20,000 square feet. We own this facility. We believe that our facilities are adequate for our current and immediately projected needs.

ITEM 3. LEGAL PROCEEDINGS

  We are not aware of any current or pending litigation or proceedings that could have a material adverse effect on our results of operations, cash flows or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO AND VOTE OF SECURITY HOLDERS

  None.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Our common stock began trading on the Nasdaq National Market on November 20, 1997, under the symbol "OYOG". Before that time, there was no market for our common stock. On December 16, 1998, there were approximately 60 holders of record of our common stock.

  The following table presents the range of high and low bid quotations for our common stock during the year ended September 30, 1998, our first year as a public company, as reported by The Nasdaq Stock Market, Inc.

YEAR ENDED SEPTEMBER 30, 1998:              HIGH        LOW
------------------------------             -------      ---
First Quarter....                          $19 3/4    $14 7/8
Second Quarter...                           23 1/4     15 1/2
Third Quarter....                           34 1/8     19 7/8
Fourth Quarter...                           30 1/2     13 1/2

  Historically, we have not paid dividends, and we do not intend to pay cash dividends on our common stock in the foreseeable future. We presently intend to retain earnings for use in our business, with any future decision to pay cash dividends dependent upon our growth, profitability, financial condition and other factors the Board of Directors may deem relevant.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The following table sets forth certain selected historical financial data of the Company on a consolidated basis. The selected consolidated financial data was derived from the consolidated financial statements of the Company. The selected consolidated financial data should be read in conjunction with the consolidated financial statements of the Company appearing elsewhere in this Form 10-K.

                                                                        YEAR ENDED SEPTEMBER 30,
                                                  ------------------------------------------------------------------
                                                      1998        1997          1996          1995          1994
                                                  -----------  -----------   -----------   -----------   -----------
                                                          (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Sales..........................................   $   65,823    $   41,049    $   30,878    $   32,615    $   29,072
Cost of sales..................................       38,425        24,239        17,278        18,909        15,690
                                                  ----------    ----------    ----------    ----------   -----------
Gross profit...................................       27,398        16,810        13,600        13,706        13,382
Operating expenses:
 Selling, general and administrative...........       11,934         8,183         6,729         5,854         6,035
 Research and development......................        5,621         2,392         1,959         1,988         1,697
 Bad debt expense (recovery) (1)...............          (97)       (4,327)        2,860         1,013            73
 Write-down of investment in foreign joint
   venture.....................................           --            --            --            --         1,712
                                                  ----------    ----------    ----------    ----------    ----------
Total operating expenses.......................       17,458         6,248        11,548         8,855         9,517
                                                  ----------    ----------    ----------    ----------    ----------
Income from operations.........................        9,940        10,562         2,052         4,851         3,865
Other income (expense), net....................          326            63          (466)         (931)          (95)
                                                  ----------    ----------    ----------    ----------    ----------
Income before income taxes.....................       10,266        10,625         1,586         3,920         3,770
Provision for income taxes.....................        3,592         4,003           577         1,579         1,487
                                                  ----------    ----------    ----------    ----------    ----------
Net income.....................................   $    6,674    $    6,622    $    1,009    $    2,341    $    2,283
                                                  ==========    ==========    ==========    ==========    ==========
Basic earnings per share.......................        $1.32         $1.66          $.25          $.59          $.57
                                                  ==========    ==========    ==========    ==========    ==========
Diluted earnings per share.....................        $1.29         $1.66          $.25          $.59          $.57
                                                  ==========    ==========    ==========    ==========    ==========
Weighted average shares outstanding - Basic....    5,072,262     4,000,000     4,000,000     4,000,000     4,000,000
Weighted average share outstanding - Diluted...    5,166,756     4,000,000     4,000,000     4,000,000     4,000,000

OTHER FINANCIAL DATA:
Depreciation and amortization..................   $    2,803    $    1,470    $    1,025    $      891    $      916
Capital expenditures...........................       11,953         6,396         2,063         1,391         1,472



                                         As of September 30,
                          --------------------------------------------------
                            1998       1997       1996      1995      1994
                          --------   --------   --------   -------   -------
                                            (IN THOUSANDS)

BALANCE SHEET DATA:
Working capital........    $26,850    $16,140    $10,718   $ 9,266   $ 6,099
Total assets...........     63,288     35,078     26,272    24,259    19,208
Short-term debt........         38      1,500      3,124     2,932     2,779
Long-term debt.........        956         --      7,919     7,818     8,140
Stockholder's equity...     49,383     25,100      8,628     6,241     3,399

(1) Includes $2.8 million in the year ended September 30, 1996, reflecting a provision for loss on notes receivable from Grant Geophysical, Inc., which reduced the carrying balance of those notes to zero. The total amount of indebtedness on those notes as of September 26, 1997, including accrued interest, was $6.8 million. On September 26, 1997, we received $6.2 million in conjunction with those notes and related interest income, resulting in a recovery, net of $1.0 million in purchase credit concessions, of $5.2 million (including interest of $0.8 million). During the year ended September 30, 1998, we received $0.2 million of additional recoveries on trade accounts receivable with Grant Geophysical, Inc. that had been fully reserved in prior years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following is management's discussion and analysis of the major elements of our consolidated financial statements. You should read this discussion and analysis together with our consolidated financial statements and accompanying notes and other detailed information appearing elsewhere in this Form 10-K.

OVERVIEW

  We design and manufacture instruments and equipment used in the acquisition and processing of seismic data and the commercial graphics industry. Our sales and earnings grew significantly in fiscal 1998 (excluding the effect of the recovery of bad debt in fiscal 1997). However, at present, virtually all activities in the oil and gas and related industries are experiencing difficult operating conditions. Excess supplies of crude oil worldwide and persistently lower prices are generally resulting in decreased demand for oil and gas industry equipment. We believe that favorable results for fiscal 1999 will likely be dependent upon whether conditions in the oil and gas industry improve substantially in the short term, upon the effects of competitive pressures resulting from current difficult operating conditions and upon our ability to diversify our products and to develop and sell new products, activities which are underway. We have cut costs in response to current conditions and expect to continue to do so as conditions dictate.

ACQUISITION

  On February 3, 1998, we acquired all of the outstanding stock of Concord Technologies, Inc. ("Concord"), as well as certain intellectual property related to the business of Concord, for a purchase price of $6.4 million, consisting of a cash payment of $3.6 million and the issuance of 159,120 shares of our common stock valued at approximately $2.8 million. Concord, located in Houston, Texas, designs and manufactures equipment used in connection with deepwater marine seismic surveys including marine seismic retrieval devices.

  On November 30, 1998, we acquired substantially all of the assets of LTI, Inc. and its Canadian subsidiary (together, "LTI") for approximately $4.6 million including the assumption of approximately $1.8 million of long-term debt. In connection with that acquisition, we issued 55,659 shares of our common stock valued at $0.8 million. In addition, the Company had paid approximately $2.8 million of cash in connection with the acquisition as of December 8, 1998 including the repayment of $1.7 million of long-term debt. An additional amount of cash may be paid upon the final determination in January 1999 of the net book value of the assets purchased and liabilities assumed. The operations of LTI include the design and manufacture of land and marine seismic connectors, which will be combined with our existing seismic connector manufacturing operations.

RESULTS OF OPERATIONS

  The following table sets forth for the fiscal years ended September 30, 1998, 1997 and 1996, the percentage of certain income statement items to total sales:


                                                            1998               1997          1996
                                                          -------            -------       -------
Sales.............................................          100.0%            100.0%         100.0%
Cost of sales.....................................           58.4              59.0           56.0
Gross profit......................................           41.6              41.0           44.0
Selling, general and administrative...............           18.1              19.9           21.8
Bad debt expense (recovery)                                  (0.1)            (10.4)           9.3
Research and development..........................            8.5               5.8            6.3
Income from operations............................           15.1              25.7            6.6
Other income (expense), net.......................            0.5               0.2           (1.5)
Income before provision for income taxes..........           15.6              25.9            5.1
Provision for income taxes........................            5.5               9.8            1.8
Net income........................................           10.1              16.1            3.3


Year Ended September 30, 1998 Compared to  Year Ended September 30, 1997.

  Sales for fiscal year 1998 were $65.8 million, an increase of $24.8 million, or 60.5%, from $41.0 million in fiscal year 1997. The increase in sales was primarily attributable to increased demand for our products and sales generated from Concord, which we acquired on February 3, 1998.

  Cost of sales for fiscal year 1998 were $38.4 million, an increase of $14.2 million, or 58.7%, from $24.2 million in fiscal year 1997. Cost of sales decreased as a percentage of total sales to 58.4% in fiscal year 1998 from 59.0% in fiscal year 1997. This percentage decrease was the result of increased sales of products containing lower manufacturing costs and from the sale of products by Concord, which have higher gross profit margins.

  Selling, general and administrative expenses for fiscal year 1998 increased $3.8 million, or 45.8%, from fiscal year 1997. This increase is primarily attributable to expenses associated with increased sales and the acquisition of Concord. Selling, general and administrative expenses decreased as a percentage of total sales to 18.1% in fiscal year 1998 from 19.9% in fiscal year 1997, principally reflecting the impact of high sales volume and the leveraging of certain fixed expenses.

  Bad debt expense (recovery) decreased as a percentage of total sales to (0.1)% in fiscal year 1998 from (10.4)% in fiscal year 1997, principally resulting from the recovery in fiscal year 1997 of $4.4 million of accounts previously written off.

  Research and development expenses for fiscal year 1998 increased $3.2 million, or 135.0%, from fiscal year 1997. Research and development expenses increased as a percentage of total sales to 8.5% in fiscal year 1998 from 5.8% in fiscal year 1997, principally resulting from the increase in research and development expenditures targeted at new product development for borehole seismic applications.

  Other income (expense), net increased as a percentage of total sales to 0.5% in fiscal year 1998 from 0.2% in fiscal year 1997. This increase was primarily attributable to interest income earned on proceeds from our initial public offering (the "Offering") and a decrease in interest expense as a result of using a portion of the net proceeds of the Offering to repay outstanding indebtedness.

  Our effective tax rate for fiscal year 1998 was 35.0% compared to 37.7% in fiscal year 1997. The decrease in our effective tax rate is principally the result of the implementation of certain tax strategies designed to reduce our domestic and foreign income tax expense.

Year Ended September 30, 1997 Compared to Year Ended September 30, 1996.

  Sales for fiscal year 1997 were $41.0 million, an increase of $10.1 million, or 32.9%, from $30.9 million in fiscal year 1996. The increase in sales was primarily attributable to increased demand for the Company's products.

  Cost of sales for fiscal year 1997 was $24.2 million, an increase of $6.9 million, or 40.3%, from $17.3 million in fiscal year 1996. Cost of sales increased as a percentage of total sales to 59.0% in fiscal year 1997 from 56.0% in fiscal year 1996. This percentage increase was the result of increased sales of products containing higher gross profit margins.

  Selling, general and administrative expenses for fiscal year 1997 were $8.2 million, an increase of $1.5 million, or 21.6%, from $6.7 million in fiscal year 1996. Selling, general and administrative expenses decreased as a percentage of total sales to 19.9% in fiscal year 1997 from 21.8% in fiscal year 1996, principally reflecting the impact of high sales volume and the leveraging of certain fixed expenses.

  Bad debt expense for fiscal year 1997 was a recovery of $4.3 million compared to a charge of $2.9 million in fiscal 1996. The fiscal 1996 bad debt expense relates principally to a single customer, Grant Geophysical, Inc. ("Grant"), who sought protection under the United States bankruptcy laws in December 1996. As a result, we recorded a bad debt charge of $2.8 million in fiscal 1996 in addition to a bad debt charge of $1.5 million relating to Grant recorded in fiscal 1992. Our claim against Grant was purchased (without recourse to us) by a third party for $6.2 million in cash on September 26, 1997. In connection with this transaction, we issued $1.0 million purchase credit concession to Grant, which is reflected on our consolidated balance sheet as a current liability at September 30, 1997. The remaining recovery, net of the $1.0 million purchase credit concession, has been recorded as a bad debt recovery of $4.4 million, interest income of $0.7 million and legal fee recovery of $0.1 million. The impact of transactions with Grant on sales and net income for fiscal 1997 were $0.7 million and $3.2 million, respectively. The impact of transactions with Grant on sales and net income (loss) for fiscal 1996 were $3.2 million and $(1.1) million, respectively.

  Research and development expenses for fiscal year 1997 were $2.4 million, an increase of $0.4 million, or 22.1%, from $2.0 million in fiscal year 1996. Research and development expenses decreased as a percentage of total sales to 5.8% in fiscal year 1997 from 6.3% in fiscal year 1996, principally reflecting increased sales in our geophone and thermal imaging product lines.

  Our effective tax rate for fiscal year 1997 was 37.7% compared to 36.4% in fiscal year 1996. This increase represents higher state income taxes in 1997.

LIQUIDITY AND CAPITAL RESOURCES

  At September 30, 1998, we had $4.0 million in cash and cash equivalents. For the year ended September 30, 1998, cash generated from operating activities was $2.4 million principally resulting from net income and an increase in accounts payable offset by increases in accounts receivable and inventory. The increases in our working capital accounts are a result of continued growth in the demand for our products.

  For the year ended September 30, 1998, we used approximately $14.3 million in investing activities, consisting of capital expenditures of approximately $12.0 million and a business acquisition of approximately $2.7 million, net of cash acquired. We estimate that our capital expenditures in fiscal 1999 will be $5.0 million.

  Financing activities for the year ended September 30, 1998 generated $13.2 million of cash, principally resulting from the net proceeds from our initial public offering totaling $14.6 million. A portion of these proceeds were used to repay outstanding bank borrowings of $3.1 million.

  At September 30, 1997, we had $2.5 million in cash and cash equivalents. For the year ended September 30, 1997, cash provided by operating activities was $10.0 million principally consisting of net income offset by increases in accounts and notes receivable and inventories. Investing activities used approximately $5.6 million, principally consisting of capital expenditures offset by proceeds from the sale of rental equipment and other property, plant and equipment. Financing activities used $2.7 million of cash, principally consisting of the repayment of notes payable to related parties partially offset by cash received from OYO Corporation U.S.A, our parent company before the Offering and the holder of a majority of our common stock ("OYO U.S.A."), for outstanding receivables and additional capital contributions.

  At September 30, 1996, we had $0.8 million in cash and cash equivalents. For the year ended September 30, 1996, cash provided by operating activities was $0.5 million, principally consisting of net income, offset by increases in receivables and inventories. Investing activities used approximately $1.9 million primarily consisting of capital expenditures and the purchase of an affiliated entity partially offset by proceeds from the sale of rental equipment and property, plant and equipment. Financing activities provided $1.2 million principally due to payments received from OYO U.S.A.

  Prior to the Offering, we relied on various intercompany arrangements with OYO U.S.A. for our financing requirements. Following the Offering, OYO U.S.A. and its affiliates are no longer guaranteeing any indebtedness for our benefit. We obtained a working capital line of credit in June 1998, under which we are able to borrow up to $10.0 million secured by our accounts receivable and inventory. The credit agreement related to this line of credit (the "Credit Agreement") expires in June 2000. The Credit Agreement prohibits the payment of cash dividends on our common stock, limits capital expenditures, limits additional indebtedness to $7.5 million, requires the maintenance of certain financial amounts and contains other covenants customary in transactions of this type. There were no borrowings outstanding at September 30, 1998 under the Credit Agreement, and the borrowing base under the Credit Agreement was $10.0 million.

  We obtained a $1.0 million mortgage loan in June 1998 secured by our corporate office facility. We purchased this facility for $1.5 million in cash including renovations. We are considering obtaining additional loans to be secured by mortgages on our other facilities. However, we cannot assure you that we will be able to do so on terms we consider reasonable.

  We believe that the combination of cash flow from operations, borrowing availability under the Credit Agreement and the net proceeds from the Offering should provide us with sufficient capital resources and liquidity to fund our operations for fiscal 1999 and support our acquisition and expansion program. However, we cannot assure you that these sources of capital will be sufficient to support an acquisition and expansion program in fiscal 1999 or in the long-term or otherwise support our capital requirements. We may be required to issue additional debt or equity securities in the future to meet our capital requirements.

YEAR 2000 ISSUES

  The "Year 2000 problem" is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations in affected computer and operational systems.

  State of Readiness. We have substantially completed a program of upgrading our internal accounting software (information technology systems) to make those systems more efficient and compatible company-wide (the "Upgrade"). The suppliers of substantially all of the software we use for financial purposes following the Upgrade have informed us that all of those suppliers' software is Year 2000 compliant.

  Further, we are in the process of reviewing the operational computers built into certain of our manufacturing equipment, such as milling machines and lathes (non-information technology), to determine whether or not that equipment may be effected by the Year 2000 problem. We have received assurances from the manufacturers of most of this equipment that its operation will not be effected by the Year 2000. We expect this review will be completed before the end of fiscal 1999.

  We have begun soliciting suppliers and vendors with whom we have a material relationship to determine the readiness of those suppliers and vendors for the Year 2000. Most, but not all, of those vendors have responded and indicated that they do not expect to be materially adversely impacted by Year 2000 problems.

  Expected Costs and Material Risks. Through November 30, 1998, we have incurred approximately $50,000 in direct expenses related to investigating our Year 2000 readiness and Year 2000 problems. We do not record internal costs of our personnel in investigating Year 2000 issues. We do not expect that we will incur material additional expenditures in discovering and addressing any Year 2000 problems we may have. However, our review of certain of our manufacturing equipment is ongoing and could result in unexpected expense to repair Year 2000 problems or upgrade machinery.

  In addition, the Year 2000 problem may impact customers, suppliers, shippers and other entities with which we transact business, and we cannot predict the effect of the Year 2000 problem on those entities or how those entities' Year 2000 problems may indirectly effect us. In particular, we outsource certain employee benefits and payroll functions. Although the contractor performing those functions has not advised us of any Year 2000 problems, they have not yet assured us of their readiness for the Year 2000. The Year 2000 issues, if any, of both of these vendors is beyond our control.

  Further, our customers use our seismic products in conjunction with data acquisition systems not manufactured by us. If those systems were to have Year 2000 problems, it is possible that some of our customers would be unable to engage in seismic data acquisition, which could result in a decrease in demand for our products.

  Contingency Plans. With respect to our outsourced employee benefit and payroll functions, we believe that we could temporarily revert to a manual payroll system in the event of a failure of that vendor for Year 2000 reasons.

  THE FOREGOING STATEMENTS ARE INTENDED TO BE AND ARE HEREBY DESIGNATED "YEAR 2000 READINESS DISCLOSURE" WITHIN THE MEANING OF THE YEAR 2000 INFORMATION AND READINESS ACT.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

  Certain of the statements made in this document and in documents incorporated by reference herein, including those made under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied by such forward-looking statements, including the risks and factors described below as well as the Year 2000 Issues described above. See "--Year 2000 Issues". You are cautioned to consider the following factors in connection with evaluating any such forward-looking statements.

VOLATILITY OF DEMAND FOR OUR PRODUCTS

  Demand for our products depends primarily on the level of worldwide oil and gas exploration activity. That activity, in turn, depends primarily on prevailing oil and gas prices. Historically, the markets for oil and gas have been volatile, and those markets are likely to continue to be volatile. Oil and gas prices are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond our control. These factors include the level of consumer demand, weather conditions, domestic and foreign governmental regulations, the price and availability of alternative fuels, political conditions in the Middle East and other significant oil-producing regions, the foreign supply of oil and gas, the price of foreign imports and overall economic conditions.

  Currently, oil and gas prices are significantly lower than they have been in recent history, which has decreased demand for our products. Continued low demand for our products could materially and adversely affect our results of operations and liquidity. See "Business--Seismic Industry Overview; Current Industry Conditions".

RAPID TECHNOLOGICAL EVOLUTION AND PRODUCT OBSOLESCENCE

  Seismic instruments and equipment are constantly undergoing rapid technological improvement. Our future success depends on our ability to continue to:

 . improve our existing product lines;
 . address the increasingly sophisticated needs of our customers;
 . maintain a reputation for technological leadership;
 . maintain market acceptance;
 . anticipate changes in technology and industry standards; and . respond to technological developments on a timely basis.

  Current competitors or new market entrants may develop new technologies, products or standards that could render our products obsolete. We cannot assure you that we will be successful in developing and marketing, on a timely and cost effective basis, product enhancements or new products that respond to technological developments, that are accepted in the marketplace or that comply with industry standards.

HIGHLY COMPETITIVE MARKETS

  The markets for our products are highly competitive. Many of our existing and potential competitors have substantially greater marketing, financial and technical resources than we do. Additionally, one of our competitors currently offers a broader range of seismic instruments and equipment for sale and markets this equipment as a "packaged" data acquisition system. We do not now offer for sale such a complete "packaged" data acquisition system. Further, certain of our competitors offer financing arrangements to customers on terms that we may not be able to match. In addition, new competitors may enter the market and competition could intensify.

  We cannot assure you that sales of our products will continue at current volumes or prices if current competitors or new market entrants introduce new products with better features, performance, price or other characteristics than our products. Competitive pressures or other factors also may result in significant price competition that could have a material adverse effect on our results of operations.

LIMITED MARKET AND CUSTOMER CONCENTRATION

  We market our products to seismic contractors and large, independent and government-owned oil and gas companies. We estimate, based on published industry sources, that fewer than 100 seismic contracting companies are currently operating worldwide (excluding those operating in Russia and the former Soviet Union, India, the People's Republic of China and certain Eastern European countries, where seismic data acquisition activity is difficult to verify). Due to these market factors, a relatively small number of customers has accounted for most of our sales. The loss of a small number of these customers could materially and adversely impact our sales. See "Business--Competition".

CREDIT RISKS OF CUSTOMER FINANCING

  We have in the past incurred significant write-offs in our accounts receivables due to customer credit problems. We are subject to credit risks as to certain of our customers, as we have found it necessary from time to time to extend trade credit to long-term customers and others where some risks of
nonpayment or late payment exist.   Given current industry conditions, some of
our customers may experience liquidity difficulties, which increases those credit risks. We cannot assure you that sufficient aggregate amounts of uncollectible receivables and bad debt write-offs will not have a material adverse effect on our future results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" "Business--Customers" and Notes 1 and 4 of Notes to Consolidated Financial Statements.

UNCERTAINTY OF PATENT PROTECTION

  We have applied for and hold certain patents relating to our seismic data acquisition and other products. We cannot assure you that our patents will prove enforceable, that any patents will be issued for which we have applied or that competitors will not develop functionally similar technology outside the protection of any patents we have or may obtain.

RISKS AND DIFFICULTIES OF FOREIGN MARKETING

  Sales by our foreign subsidiaries accounted for approximately 11% of our sales during fiscal 1998. Additionally, our United States subsidiaries engage in some export sales. Substantially all of our sales from the United States are made in U.S. dollars, but from time to time we may make sales in foreign currencies and may, therefore, be subject to foreign currency fluctuations on our sales. In addition, net assets reflected on the balance sheet of our Canadian and U.K. subsidiaries are subject to currency fluctuations. Significant foreign currency fluctuations could adversely impact our results of operations.

  Foreign sales are subject to special risks inherent in doing business outside of the United States, including the risk of war, civil disturbances, embargo and government activities, all of which may disrupt markets. Foreign sales are also generally subject to the risk of compliance with additional laws, including tariff regulations and import and export restrictions. Sales in certain foreign countries require prior United States government approval in the form of an export license. We cannot assure you that we will not experience difficulties in connection with future foreign sales.

RELIANCE ON SINGLE SUPPLIER AS TO ONE PRODUCT AND ON OTHER VENDORS

  Many of our products incorporate products or technology supplied by third parties. To the extent we experience any significant supply or quality control problems with our vendors, including those associated with the Year 2000 problem (see "--Risks Related to Year 2000 Issues"), those problems could adversely effect our ability to meet future production and sales commitments.

  A Japanese manufacturer unaffiliated with us is currently the only supplier of wide format printheads that we use in our wide format thermal plotters. We believe we maintain an adequate inventory of these printheads. However, if this supplier were to discontinue supplying these printheads or was unable or unwilling to supply printheads in sufficient quantity to meet our requirements, our ability to compete in the wide format thermal plotting market could be severely impeded, which could adversely affect our financial performance. In addition, we pay for the printheads in Japanese yen. Accordingly, we are at risk that, due to currency fluctuations, the cost of the printheads to us could increase.

CONTROL BY PRINCIPAL STOCKHOLDER

  OYO Japan owns indirectly in the aggregate approximately 52% of our common stock. Accordingly, OYO Japan, through its wholly-owned subsidiary OYO U.S.A., is able to elect all of our directors and to control our management, operations and affairs. We currently have, and will continue to have, a variety of contractual relationships with OYO Japan and its affiliates.

UNCERTAINTY OF ACQUISITION STRATEGY

  We anticipate that we will continue to selectively pursue acquisitions of manufacturers of seismic-related products. Nevertheless, we cannot assure you that attractive acquisitions will be available to us at reasonable prices or that any completed acquisition (including the recent acquisition of the assets of LTI) ultimately will be successful.

DEPENDENCE UPON KEY PERSONNEL

  Our success depends on attracting and retaining highly skilled professionals. A number of our employees are highly skilled engineers and other professionals. If we fail to continue to attract and retain such professionals, our ability to compete in the industry could be adversely effected. In addition, our success depends to a significant extent upon the abilities and efforts of several members of our senior management who joined us subsequent to August 1997, one of whom is our President and Chief Executive Officer.

RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. It requires (a) classification of the components of other comprehensive income by their nature in a financial statement and (b) the display of the accumulated balance of the other comprehensive income separate from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for years beginning after December 15, 1997 and is not expected to have a material impact on our financial statements.

  In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997 and is not expected to have a material impact our financial statements.

  In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable. It also requires additional information on changes in the benefit obligations and fair values of plan assets. SFAS 132 is effective for years beginning after December 15, 1997 and is not expected to have a material impact on our financial statements.

  In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 and is not expected to have a material impact on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Our consolidated financial statements, including the reports thereon, the notes thereto and supplementary data begin at page F-1 of this Form 10-K and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 1998 Annual Meeting of Stockholders under the captions "Proposal 1: Election of Directors", "Executive Officers and Compensation" and Compliance With Section 16(A) Of The Securities Exchange Act Of 1934" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 1998 Annual Meeting of Stockholders under the caption "Executive Officers and Compensation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 1998 Annual Meeting of Stockholders under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 1998 Annual Meeting of Stockholders under the caption "Certain Relationships and Transactions" and is incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) AND (D)  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

  The financial statements and financial statement schedules listed on the accompanying Index to Financial Statements (see page F-1) are filed as part of this Form 10-K.

(B)  REPORTS ON FORM 8-K

 None

(C)  EXHIBITS

Exhibit
Number     Description of Documents
------     ------------------------

2.1(a)     Agreement and Plan of Merger, dated February 3, 1998, by and among
             JRC/Concord Technologies, Inc., Jimmy R. Cole, Jr., OYO Geospace Corporation and Bubbles Merge Co.
2.2(a)     Agreement and Assignment of Royalty Interest by and between Jimmy R.
             Cole, Jr. and 5404339 and More Royalties Company, dated February 3, 1998.
3.1(b)     Restated Certificate of Incorporation of the Registrant.
3.2(b)     Restated Bylaws of the Registrant.
4.1(c)     Business Loan Agreement, dated as of June 26, 1998, made by and between the Registrant and Bank of America Texas, N.A.
4.2(c)     Business Loan Agreement, dated as of June 26, 1998, made by and between the Company and Bank of America Texas, N.A.
4.3(c)    Security Agreements, dated as of June 26, 1998, made by the Registrant and its Subsidiaries in favor of Bank of America Texas, N.A.
10.1(b)   Employment Agreement between the Company and Gary D. Owens.
10.2(b)   Employment Agreement between the Company and Michael J. Sheen.
10.3(d)   OYO Geospace Corporation 1997 Key Employee Stock Option Plan.

10.4       Amendment No. 1 to OYO Geospace Corporation 1997 Key Employee Stock
             Option Plan, dated February 2, 1998.
10.5       Amendment No. 2 to OYO Geospace Corporation 1997 Key Employee Stock
             Option Plan, dated November 16, 1998.
10.6(d)    OYO Geospace Corporation 1997 Non-Employee Director Plan.
10.7(b)    Printhead Purchase Agreement dated November 10, 1995 between the
             Company and OYO Corporation.
10.8(b)    Master Sales Agreement dated November 10, 1995 between the Company and OYO Corporation.
10.9(e)    Form of Director Indemnification Agreement.
10.10(c) Promissory Note, dated as of June 23, 1998, made by and between the Registrant and Ameritas Life Insurance Corp.
10.11(c)   Business Loan Agreement, dated as of June 26, 1998, made by and between the Company and Bank of America Texas, N.A.
10.12(c)   Security Agreements, dated as of June 26, 1998, made by the
            Registrant and its Subsidiaries in favor of Bank of America
            Texas, N.A.
10.13(c)   Business Loan Continuing Guaranty Agreements, dated as of June 26,
            1998, made by the Registrant and its Subsidiaries in favor of Bank of America Texas, N.A.
21.1       Subsidiaries of the Registrant.
23.1       Consent of Independent Accountants
27.1       Financial Data Schedule.

_____________________
(a) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997 (File No. 001-13601).
(b) Incorporated by reference to the Registrant's Registration Statement on Form S-1 filed September 30, 1997 (Registration No. 333-36727).
(c) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 (File No. 001-13601).
(d) Incorporated by reference to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 filed November 5, 1997 (Registration No. 333-36727).
(e) Incorporated by reference to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed November 18, 1997 (Registration No. 333-36727).

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              OYO GEOSPACE CORPORATION

                                       By:  /s/ GARY D. OWENS
                                          ------------------------------------
                                          Gary D. Owens, Chairman of the Board
                                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Act, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                                   TITLE                      DATE
-----------------------------   ------------------------------   -----------------

     /s/ GARY D. OWENS          Chairman of the Board            December 17, 1998
-----------------------------   President and Chief Executive
        Gary D. Owens           Officer (Principal Executive
                                Officer)


   /s/ THOMAS T. MCENTIRE       Chief Financial Officer          December 17, 1998
-----------------------------   (Principal Financial and
       Thomas T. McEntire       Accounting Officer)


     /s/ SATORU OHYA            Director                         December 17, 1998
-----------------------------
       Satoru Ohya


  /s/ KATSUHIKO KOBAYASHI       Director                         December 17, 1998
-----------------------------
      Katsuhiko Kobayashi


   /s/ ERNEST M. HALL, JR.      Director                         December 17, 1998
-----------------------------
      Ernest M. Hall, Jr.


   /s/ MICHAEL J. SHEEN         Director                         December 17, 1998
-----------------------------
      Michael J. Sheen


   /s/ THOMAS L. DAVIS          Director                         December 17, 1998
-----------------------------
      Thomas L. Davis


   /s/ CHARLES H. STILL         Director                         December 17, 1998
-----------------------------
      Charles H. Still

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES
                         INDEX TO FINANCIAL STATEMENTS

                                                                                                           Page
                                                                                                           ----
Report of Independent Accountants.......................................................................   F- 2
Consolidated Balance Sheets as of September 30, 1998 and 1997...........................................   F- 3
Consolidated Statements of Operations For The Years Ended
  September 30, 1998, 1997 and 1996.....................................................................   F- 4
Consolidated Statement of Stockholders' Equity For The Years
  Ended September 30, 1998, 1997 and 1996...............................................................   F- 5
Consolidated Statements of Cash Flows For The Years Ended
  September 30, 1998, 1997 and 1996.....................................................................   F- 6
Notes to Consolidated Financial Statements..............................................................   F- 7
Report of Independent Accountants on Financial Statement Schedule.......................................   F-22
Schedule II  Valuation and Qualifying Accounts..........................................................   F-23

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of OYO Geospace Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and of cash flows present fairly, in all material respects, the financial position of OYO Geospace Corporation and its subsidiaries at September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                         PricewaterhouseCoopers LLP

Houston, Texas
November 17, 1998, except for
Note 17, as to which the date
is December 8, 1998

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                                            AS OF SEPTEMBER 30,
                                                                                   ------------------------------------
                                                                                         1998                1997
                                                                                   -----------------   ----------------
Current assets:
  Cash and cash equivalents.....................................................            $ 3,970            $ 2,488
  Trade accounts and current portion of notes receivable, net of
    allowance of $503 and $771..................................................             11,946              6,494
  Inventories...................................................................             19,660             15,035
  Deferred income tax...........................................................              1,827              1,115
  Prepaid expenses and other....................................................                783                132
                                                                                            -------            -------
          Total current assets..................................................             38,186             25,264
Rental equipment, net...........................................................              2,615              2,394
Property, plant and equipment, net..............................................             16,763              6,108
Trade notes receivable -- long-term portion.....................................                 --                 30
Patent, net of accumulated amortization of $217.................................              3,463                 --
Goodwill, net of accumulated amortization of $312 and $282......................              1,047              1,006
Deferred income tax.............................................................                818                 --
Other assets....................................................................                396                276
                                                                                            -------            -------
          Total assets..........................................................            $63,288            $35,078
                                                                                            =======            =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable and current maturities of long-term debt........................            $    38            $ 1,500
  Accounts payable:
     Trade......................................................................              4,421              2,019
     Related parties............................................................              1,095              1,029
  Accrued expenses and other....................................................              5,276              3,716
  Income tax payable............................................................                506                860
                                                                                            -------            -------
          Total current liabilities.............................................             11,336              9,124
Long-term debt..................................................................                956                 --
Deferred income tax.............................................................              1,613                854
                                                                                            -------            -------
          Total liabilities.....................................................             13,905              9,978
                                                                                            -------            -------
Commitments and contingencies...................................................                 --                 --
Stockholders' equity:
  Preferred stock, 1,000,000 shares authorized, no shares
     issued and outstanding.....................................................                 --                 --
  Common stock, $.01 par value, 20,000,000 shares
    authorized, 5,439,030 and 4,000,000 shares issued and outstanding at
     September 30, 1998 and 1997, respectively..................................                 54                 40

  Additional paid-in capital....................................................             29,280              9,785
  Retained earnings.............................................................             22,228             15,554
  Cumulative foreign currency translation adjustments...........................               (509)              (279)
  Unearned compensation-restricted stock awards.................................             (1,670)                --
                                                                                            -------            -------
          Total stockholders' equity............................................             49,383             25,100
                                                                                            -------            -------
          Total liabilities and stockholders' equity............................            $63,288            $35,078
                                                                                            =======            =======

   The accompanying notes are an integral part of the consolidated financial statements.

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                    YEAR ENDED SEPTEMBER 30,
                                                                   -----------------------------------------------------------
                                                                         1998                 1997                 1996
                                                                   -----------------   ------------------   ------------------
Sales...........................................................         $   65,823           $   41,049           $   30,878
Cost of sales...................................................             38,425               24,239               17,278
                                                                         ----------           ----------           ----------
Gross profit....................................................             27,398               16,810               13,600
Operating expenses:
  Selling, general and administrative expenses..................             11,934                8,183                6,729
  Research and development expenses.............................              5,621                2,392                1,959
  Bad debt expense (recovery)...................................                (97)              (4,327)               2,860
                                                                         ----------           ----------           ----------
         Total operating expenses...............................             17,458                6,248               11,548
                                                                         ----------           ----------           ----------
Income from operations..........................................              9,940               10,562                2,052
                                                                         ----------           ----------           ----------
Other income (expense):
  Interest expense..............................................                (59)                (606)                (402)
  Interest income...............................................                334                  721                  137
  Other, net....................................................                 51                  (52)                (201)
                                                                         ----------           ----------           ----------
         Total other income (expense), net......................                326                   63                 (466)
                                                                         ----------           ----------           ----------
Income before provision for income taxes........................             10,266               10,625                1,586
Provision for income taxes......................................              3,592                4,003                  577
                                                                         ----------           ----------           ----------
Net income......................................................         $    6,674           $    6,622           $    1,009
                                                                         ==========           ==========           ==========
Earnings per common share:
        Basic...................................................              $1.32                $1.66                 $.25
                                                                         ==========           ==========           ==========
        Diluted.................................................              $1.29                $1.66                 $.25
                                                                         ==========           ==========           ==========
Weighted average shares outstanding  Basic......................          5,072,262            4,000,000            4,000,000
                                                                         ==========           ==========           ==========
Weighted average shares outstanding  Diluted....................          5,166,756            4,000,000            4,000,000
                                                                         ==========           ==========           ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                           CUMULATIVE       UNEARNED
                                                                                            FOREIGN      COMPENSATION-
                                     COMMON STOCK      ADDITIONAL            RECEIVABLE     CURRENCY       RESTRICTED
                                --------------------    PAID-IN    RETAINED     FROM      TRANSLATION        STOCK
                                   SHARES     AMOUNT    CAPITAL    EARNINGS     PARENT     ADJUSTMENTS       AWARDS         TOTAL
                                ------------  ------  ----------  ---------  -----------  ------------   --------------   ---------
Stockholder's equity,
  September 30, 1995...........  4,000,000     $40     $ 4,687   $ 8,039      $(6,195)        $(330)       $    --         $ 6,241
Net income.....................         --      --          --     1,009           --            --             --           1,009
Distribution to Parent.........         --      --          --      (116)          --            --             --            (116)
Decrease in receivable from
  Parent.......................         --      --          --        --        1,449            --             --           1,449
Foreign currency translation
  adjustments..................         --      --          --        --           --            45             --              45
                                 ---------     ---     -------   -------   ----------         -----        -------         -------
Stockholder's equity,
  September 30, 1996...........  4,000,000      40       4,687     8,932       (4,746)         (285)            --           8,628
Net income.....................         --      --          --     6,622           --            --             --           6,622
Capital contribution from                                                                                       --
  Parent.......................         --      --       5,098        --           --            --                          5,098
Decrease in receivable from
  Parent.......................         --      --          --        --        4,746            --             --           4,746
Foreign currency translation
  adjustments..................         --      --          --        --           --             6             --               6
                                 ---------     ---     -------   -------   ----------         -----        -------         -------
Stockholder's equity,
  September 30, 1997...........  4,000,000      40       9,785    15,554           --          (279)            --          25,100
Net income.....................         --      --          --     6,674           --            --             --           6,674
Initial public offering of
  common stock (net of issuance
  costs of $1,483).............  1,150,000      11      14,617        --           --            --             --          14,628
Issuance of common stock
  pursuant to restricted stock
  awards.......................    129,000       1       2,051        --           --            --         (2,052)             --
Issuance of common stock
  pursuant to Director Plan....        910      --          25        --           --            --             --              25
Issuance of common stock in
  acquisition of business......    159,120       2       2,802        --           --            --             --           2,804
Unearned compensation
  amortization.................         --      --          --        --           --            --            382             382
Foreign currency translation
  adjustments..................         --      --          --        --           --          (230)            --            (230)
                                 ---------     ---     -------   -------   ----------         -----        -------         -------
Stockholders' equity,
  September 30, 1998...........  5,439,030     $54     $29,280   $22,228   $  --              $(509)       $(1,670)        $49,383
                                 =========     ===     =======   =======   ==========         =====        =======         =======

   The accompanying notes are an integral part of the consolidated financial statements.

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                            YEAR ENDED SEPTEMBER 30,
                                                                                      -----------------------------------
                                                                                          1998          1997       1996
                                                                                      -------------   --------   --------
Cash flows from operating activities:
  Net income.......................................................................       $  6,674    $ 6,622    $ 1,009
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Deferred income tax...........................................................         (1,213)     1,482       (621)
     Depreciation and amortization.................................................          2,803      1,470      1,025
     Gain on disposal of rental equipment and property, plant and equipment                    (48)      (101)      (139)
     Bad debt expense..............................................................             62        205      2,860
     Effects of changes in operating assets and liabilities:
       Trade accounts and notes receivable.........................................         (4,531)      (984)    (1,314)
       Inventories.................................................................         (3,429)    (2,171)    (1,523)
       Prepaid expenses and other assets...........................................           (832)      (268)       107
       Accounts payable............................................................          2,388        443       (622)
       Accrued expenses and other..................................................          1,040      1,785       (473)
       Income tax payable..........................................................           (472)     1,515        176
                                                                                          --------    -------    -------
          Net cash provided by operating activities................................          2,442      9,998        485
                                                                                          --------    -------    -------

Cash flows from investing activities:
  Proceeds from sale of rental equipment and property, plant and
     equipment.....................................................................            311        794      1,087
  Capital expenditures.............................................................        (11,953)    (6,396)    (2,063)
  Purchase of subsidiary, net of cash acquired.....................................         (2,688)        --       (968)
                                                                                          --------    -------    -------
          Net cash used in investing activities....................................        (14,330)    (5,602)    (1,944)
                                                                                          --------    -------    -------

Cash flows from financing activities:
  Increase in notes payable to banks...............................................          1,700      1,500         --
  Principal payments on notes payable to banks.....................................         (3,113)        --         --
  Proceeds received from notes payable to related parties..........................             --         --      2,500
  Principal payments on notes payable to related parties...........................             --     (9,733)    (2,622)
  Net proceeds from initial public offering of common stock........................         14,628         --         --
  Contributions from (distributions to) Parent.....................................             --        816       (116)
  Decrease in receivable from Parent...............................................             --      4,746      1,449
                                                                                          --------    -------    -------
          Net cash provided by (used in) financing activities......................         13,215     (2,671)     1,211
                                                                                          --------    -------    -------

Effect of exchange rate changes on cash............................................            155        (17)        75
                                                                                          --------    -------    -------

Increase (decrease) in cash and cash equivalents...................................          1,482      1,708       (173)
Cash and cash equivalents, beginning of period.....................................          2,488        780        953
                                                                                          --------    -------    -------
Cash and cash equivalents, end of period...........................................       $  3,970    $ 2,488    $   780
                                                                                          ========    =======    =======

   The accompanying notes are an integral part of the consolidated financial statements.

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company

  Prior to the completion of an initial public offering of common stock on November 26, 1997, OYO Geospace Corporation ("OYO") was a wholly-owned subsidiary of OYO Corporation U.S.A. ("OYO USA" or "Parent"). OYO USA is a wholly-owned subsidiary of OYO Corporation, a Japanese corporation ("OYO Japan"). As of September 30, 1998, approximately 52% of OYO's common stock was owned by OYO USA. Through its subsidiaries, OYO designs, manufactures and distributes instruments and equipment used primarily in the acquisition and processing of seismic data in the oil and gas industry.

  OYO and its subsidiaries are referred to collectively as the "Company". The Company operates as a single business segment pursuant to Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise". The significant accounting policies followed by the Company are summarized below.

Basis of Presentation

  The accompanying financial statements present the consolidated financial position and results of operations of the Company. Intercompany balances and transactions have been eliminated.

Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

  The Company considers all highly liquid debt securities purchased with an original maturity of three months or less to be cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.

Concentrations of Credit Risk

  The Company sells products to customers throughout the United States and various foreign countries. The Company's normal credit terms for trade receivables are 30 days. In certain situations, credit terms may be extended to 60 days or longer. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Additionally, the Company provides long-term financing in the form of promissory notes when competitive conditions require such financing. Allowances are maintained for potential credit losses.

  Demand for the Company's primary products is dependent upon the level of worldwide oil and gas exploration and development activity. Such activity in turn is primarily dependent upon oil and gas prices, which have been subject to wide fluctuation in recent years in response to relatively minor changes in the supply and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond the control of the Company. Recent worldwide oil prices have been at their lowest levels since 1986. Continuing low prices for hydrocarbon production have resulted in lower exploration budgets by oil companies, which has resulted in reduced demand for the Company's seismic data acquisition equipment. It is reasonably possible that a prolonged decline in oil prices may impact the Company's estimate of the collectibility of trade accounts receivable and that such effects may be material to the Company's financial statements.

Inventories

  Inventories are stated at the lower of cost (as determined by the first-in, first-out method) or market. A single company is the sole supplier of a key component of the Company's line of wide-body thermal plotters.

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Property, Plant and Equipment and Rental Equipment

  Property, plant and equipment and rental equipment are stated at cost. Depreciation expense is provided by straight-line and accelerated methods over the following estimated useful lives:

                                                                      Years
                                                                     --------
Rental equipment................................................        3-5
Property, plant and equipment:
  Machinery and equipment.......................................       3-10
  Buildings.....................................................         25
  Other.........................................................       5-10

  Expenditures for renewals and betterments are capitalized. Repairs and maintenance are charged to expense as incurred. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and any gain or loss thereon is reflected in operations.

Revenue Recognition

  Revenue is primarily derived from the sale and short-term rental under operating lease of seismic instruments and equipment. Revenue is recognized when the products are shipped or the rentals occur. Short-term rentals comprised less than 10% of sales revenues for the years ended September 30, 1998, 1997 and 1996.

Foreign Currency Gains and Losses

  The assets and liabilities of foreign subsidiaries have been translated to U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations have been translated using the average exchange rates during the year. Resulting translation adjustments have been recorded as a separate component of stockholders' equity as "Cumulative Foreign Currency Translation Adjustments." Foreign currency transaction gains and losses are included in the consolidated statement of operations as they occur.

Income Taxes

  The Company was included in the consolidated U.S. income tax return of OYO USA through the date of the initial public offering and the related income taxes have been allocated as if the Company filed a separate return. Effective with the income tax reporting period ended September 30, 1998, OYO and its U.S. subsidiaries file a consolidated income tax return. Foreign subsidiaries file separate income tax returns in the applicable foreign jurisdictions.

  The Company follows the liability method of accounting for income taxes whereby deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

Research and Development Costs

 Research and development costs are expensed as incurred.

Patent

 Patent is being amortized using the straight-line method over the remaining life of 15 years.

Goodwill

  Goodwill represents the excess of the purchase price of purchased subsidiaries over the estimated fair value of the net assets at the date of acquisition. Goodwill is amortized using the straight-line method over 40 years. The Company reviews the carrying value of goodwill to determine whether there has been an impairment since the date of acquisition by comparing the book value of those assets to the anticipated future undiscounted cash flows of

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

those businesses or transactions which gave rise to the assets. If such undiscounted cash flows are less than the book value of the asset, such asset is written down to fair value.

Product Warranties

  The Company sells products under warranties generally ranging from one year to three years. The estimated future cost under existing warranties has been provided for in the accompanying consolidated financial statements.

Stock-Based Compensation

  The Company measures compensation expense related to stock-based employee compensation plans using the intrinsic method as prescribed in Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". Accordingly, compensation cost for stock-based awards is measured as the excess, if any, of the fair market value of the Company's stock at the date of grant over the exercise price of the award. Compensation cost determined at the grant date is recognized as expense over the related vesting period.

Financial Instruments

  Financial instruments of the Company consist of cash and cash equivalents and amounts receivable and payable. The fair value of financial instruments approximates the amounts reported in the accompanying consolidated financial statements.

Recent Accounting Pronouncements

  In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. It requires (a) classification of the components of other comprehensive income by their nature in a financial statement and (b) the display of the accumulated balance of the other comprehensive income separate from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for years beginning after December 15, 1997 and will not have a material impact on the Company's financial reporting practices.

  In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. The Company has not completed the determination of its operating segments pursuant to SFAS 131; however, the new standard is not expected to have a material impact on the Company's financial statements.

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

  In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 and is not expected to have a material impact on the Company's financial statements.

Reclassifications

  Certain 1997 and 1996 financial statement amounts have been reclassified to conform with the September 30, 1998 presentation. These reclassifications had no effect on total stockholders' equity or net income.

2.  ACQUISITION:

  On February 3, 1998, the Company acquired 100% of the outstanding common stock of JRC/Concord Technologies, Inc. ("Concord") as well as certain related intellectual property for $6.4 million, consisting of cash of $3.6 million and the issuance of 159,120 shares of the Company's common stock. Concord, located in Houston, Texas, designs and manufactures equipment used in connection with deepwater marine seismic surveys.

  The allocation of the total purchase price, including related expenses, for Concord based on the estimated fair value of the net assets acquired, at the date of acquisition, is as follows (in thousands):

       Net current assets................   $1,487
       Property, plant and equipment.....    1,688
       Intangible assets.................    3,658
       Deferred tax liability............     (441)
                                            ------

       Total purchase price allocation...    6,392

     Consideration:
       Cash of acquired company..........      900
       Common stock issued...............    2,804
                                            ------

       Cash used for acquisition.........   $2,688
                                            ======

  The consolidated results of operations of the Company include the results of Concord from the date of acquisition. The revenues and net income of Concord were not material to the Company's consolidated results of operations for the years ended September 30, 1998 and 1997.

3. INVENTORIES:

  Inventories consisted of the following (in thousands):

                                                                               AS OF SEPTEMBER 30,
                                                                               -------------------
                                                                                 1998      1997
                                                                               --------  ---------
Finished goods..............................................................   $ 3,282   $ 3,385
Work in process.............................................................     3,686     2,641
Raw materials...............................................................    12,692     9,009
                                                                               -------   -------
                                                                               $19,660   $15,035
                                                                               =======   =======

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. NOTES RECEIVABLE:

  Notes receivable from customers consisted of the following (in thousands):


                                                                               AS OF SEPTEMBER 30,
                                                                               -------------------
                                                                                 1998       1997
                                                                               --------   --------
Various notes receivable from customers bearing interest ranging from 8%
 per year to 12% per year, payable in monthly installments with final
 installments at various dates through April 1999...........................   $ 185       $ 161
                                                                               -----       -----
                                                                                 185         161
Current maturities included in current trade accounts receivable............     185         131
                                                                               -----       -----
                                                                               $  --       $  30
                                                                               =====       =====

  During the years ended September 30, 1997 and 1996, the Company had outstanding notes receivable with a customer under term note and line of credit agreements. On December 6, 1996, the customer filed for protection under Chapter 11 of the bankruptcy code. The Company believed there was substantial doubt regarding the ability to recover any amounts on the notes receivable with the customer. Accordingly, a provision for loss of $2.8 million was recorded as of September 30, 1996, to reduce the combined carrying balance of the term and line of credit notes receivable to zero. Following is an analysis of combined activity with respect to the term and line of credit notes receivable for the year ended September 30, 1996 (in thousands):

Contractual balance, October 1, 1995.......................................   $ 3,229
Sales to the customer......................................................     2,862
Interest income added to principal.........................................       567
Payments received..........................................................      (463)
                                                                              -------
Contractual balance, September 30, 1996....................................     6,195
Allowance for loss.........................................................    (4,334)
Interest income deferred...................................................    (1,861)
                                                                              -------
Balance as reported, September 30, 1996....................................   $  --
                                                                              =======

  During the year ended September 30, 1997, the Company made sales to the customer under the line of credit and recognized bad debt expense of $0.1 million. The Company also made cash on delivery sales to the customer during the year ended September 30, 1997 of $0.6 million and recognized gross profit on such sales of $0.2 million. On April 29, 1997, the Company established secured creditor status with the bankruptcy court with respect to the amounts due under the notes receivable. In September 1997, the Company assigned its rights as a secured creditor to an unrelated entity, without recourse, in exchange for cash in the amount of 90% of the aggregate principal and accrued interest on the notes receivable. On September 29, 1997, the Company collected $6.2 million, including reimbursement of legal fees of $0.1 million, as a result of the assignment. Under order of the bankruptcy court, the Company was required to provide equipment purchase credits to the customer in the amount of $1.0 million and, accordingly, a liability for this amount was recorded as of September 30, 1997. The Company recognized income from the recovery in the statement of operations for the year ended September 30, 1997, in the aggregate amount of $5.1 million, consisting of $4.4 million of recovery of bad debt expense recognized in the current and prior years, and $0.7 million of interest income. The Customer was recapitalized under a plan of reorganization and as of September 30, 1998, had utilized all of the equipment purchase credits provided by the Company.

5. RENTAL EQUIPMENT:

  Rental equipment consisted of the following (in thousands):

                                                                                       AS OF SEPTEMBER 30,
                                                                                ---------------------------------
                                                                                     1998              1997
                                                                                ---------------   ---------------
Geophones and related products...............................................          $ 5,311           $ 4,198
Accumulated depreciation.....................................................           (2,696)           (1,804)
                                                                                       -------           -------
                                                                                       $ 2,615           $ 2,394
                                                                                       =======           =======

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.  PROPERTY, PLANT AND EQUIPMENT:

  Property, plant and equipment consisted of the following (in thousands):

                                                                                       AS OF SEPTEMBER 30,
                                                                                 ----------------------------------
                                                                                      1998              1997
                                                                                 --------------   -----------------
Land..........................................................................         $ 1,845             $ 1,792
Buildings.....................................................................           9,728               3,286
Machinery and equipment.......................................................           8,033               4,666
Furniture and fixtures........................................................             509                 771
Transportation equipment......................................................             396                 265
Tools and molds...............................................................           1,293                 620
Leasehold improvements........................................................             307                 298
Construction in progress......................................................           1,113                  --
                                                                                       -------             -------
                                                                                        23,224              11,698
Accumulated depreciation and amortization.....................................          (6,461)             (5,590)
                                                                                       -------             -------
                                                                                       $16,763             $ 6,108
                                                                                       =======             =======

7.  NOTES PAYABLE AND LONG-TERM DEBT:

  Notes payable and long-term debt consisted of the following (in thousands):

                                                                                        AS OF SEPTEMBER 30,
                                                                                 ----------------------------------
                                                                                      1998              1997
                                                                                 --------------   -----------------
Outstanding balances on bank line of credit agreements........................   $           -             $ 1,500
Mortgage note payable, due in monthly installments with
  interest at 7.55%, through July 2013, collateralized by
  certain land and buildings..................................................             994                   -
                                                                                         -----             -------
                                                                                           994                   -
Less current portion..........................................................             (38)             (1,500)
                                                                                         -----             -------
                                                                                         $ 956             $     -
                                                                                         =====             =======

  In September 1997, the Company entered into uncommitted, uncollateralized line of credit agreements with banks in the aggregate amount of $13.0 million. Outstanding borrowings bear interest at a LIBOR-based rate. At September 30, 1997, the Company had outstanding borrowings of $1.5 million at an interest rate of 6.9%, which matured on October 29, 1997, and which were extended to December 1, 1997, at an interest rate of 6.22%. The outstanding borrowings were paid in full at maturity and the credit agreements were terminated.

  In June 1998, the Company entered into a $10.0 million working capital line of credit (the "Credit Agreement") with a bank that expires in June 2000. Borrowings under the Credit Agreement are subject to borrowing base restrictions based on consolidated operating results. Borrowings under the Credit Agreement are collateralized by the Company's accounts receivable and inventory. At the Company's option, interest on borrowings is based on the Bank's prime rate or offshore rate. The Credit Agreement prohibits the payment of cash dividends on the Company's common stock, limits capital expenditures, limits additional indebtedness to $7.5 million, requires the maintenance of certain financial amounts and contains other covenants customary in transactions of this type. As of September 30, 1998, the borrowing base and outstanding borrowings under the Credit Agreement were $10.0 million and zero, respectively.

  Annual maturities of long-term debt and notes payable as of September 30, 1998 are (in thousands): $38 in 1999; $41 in 2000; $44 in 2001; $47 in 2002; $51 in
2003; and $773 thereafter.

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.  ACCRUED EXPENSES:

  Accrued expenses consisted of the following (in thousands):

                                                                           AS OF SEPTEMBER 30,
                                                                     -------------------------------
                                                                         1998              1997
                                                                     -------------   ----------------
Employee bonuses..................................................          $2,356             $1,426
Product warranty..................................................             776                205
Compensated absences..............................................             465                171
Legal and professional fees.......................................             251                166
Customer equipment purchase credits...............................              --              1,027
Payroll...........................................................             613                172
Property taxes....................................................             415                346
Other.............................................................             400                203
                                                                            ------             ------
                                                                            $5,276             $3,716
                                                                            ======             ======

9.  STOCKHOLDERS' EQUITY:

  In September 1997, the board of directors of the Company approved an increase in the authorized shares of the Company's common stock thereby increasing the authorized number of shares to 20,000,000. In addition, the board of directors approved a 4,000-for-1 common stock split. Earnings per share information has been computed as if the Company's common stock, giving effect to the stock split, had been outstanding for all periods presented.

  In November 1997, the Company completed an initial public offering (the "Offering") of its common stock by selling 2,300,000 common shares, including 1,150,000 common shares previously owned by OYO USA. After deducting underwriting discounts and offering expenses, the net proceeds from the Offering were $29.2 million, which were split equally between the Company and the OYO USA.

10.  EMPLOYEE BENEFITS:

  The Company's employees are participants in the Parent's 401(k) Retirement Plan (the "Plan"), which covers substantially all eligible employees in the United States. The Plan is a qualified salary reduction plan in which all eligible participants may elect to have a percentage of their compensation contributed to the Plan, subject to certain guidelines issued by the Internal Revenue Service. The Company's share of discretionary contributions was approximately $0.3 million, $0.2 million, and $0.2 million for the years ended September 30, 1998, 1997 and 1996, respectively.

  In September 1997, the board of directors approved the 1997 Key Employee Stock Option Plan (the "Employee Plan") and reserved an aggregate of 425,000 shares for issuance thereunder. In November 1997, the board of directors and stockholder approved the Company's 1997 Non-Employee Director Plan (the "Director Plan") and reserved an aggregate of 75,000 shares for issuance thereunder. There were 63,090 shares available for grant under these plans at September 30, 1998.

  Under the Employee Plan, the Company is authorized to issue nonqualified and incentive stock options to purchase common stock and restricted stock awards of common stock to key employees of the Company. Options have a term not to exceed ten years, with the exception of incentive options granted to employees owning ten percent or more of the outstanding shares of common stock, which have a term not to exceed five years. The exercise price of any option may not be less than the fair market value of the common stock on the date of grant. In the case of incentive options granted to an employee owning ten percent or more of the outstanding shares of common stock, the exercise price of such option may not be less than 110% of the fair market value of the common stock on the date of grant. Options vest over a four-year period commencing on the date of grant in 25% annual increments. Under the Employee Plan, the Company may issue shares of restricted stock to employees for no payment by the employee or for a payment below the fair market value on the date of grant. The restricted

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

stock is subject to certain restrictions described in the Employee Plan, with no restrictions continuing for more than ten years from the date of the award.

  The Company established the Director Plan, pursuant to which options to purchase shares of common stock are available for grant to non-employee directors and pursuant to which one-half of the annual fees paid for the services of such non-employee directors is paid in shares of common stock based on the fair market value thereof at the date of grant. Options have a term not to exceed ten years. The exercise price of an option granted may be no less than the fair market value of the common stock on the date of grant. Options vest over a four-year period commencing on the date of grant in 25% annual increments.

  The Company commenced granting stock awards under the Employee and Director Plans during the year ended September 30, 1998. A summary of the status of the Company's stock options as of September 30, 1998, and the change during the year is as follows:

                                                                                            WEIGHTED
                                                                                             AVERAGE
                                                                                            EXERCISE
                                                                          SHARES              PRICE
                                                                     -----------------    ------------
Outstanding at October 1, 1997                                                 --              $  --

   Granted........................................................        313,000               16.00
   Exercised......................................................             --                  --
   Forfeited......................................................         (6,000)              14.00
                                                                          -------              ------
Outstanding at September 30, 1998.................................        307,000              $16.04
                                                                          =======              ======

  The following table summarizes information about stock options outstanding and exercisable at September 30, 1998:


                                                  OPTIONS OUTSTANDING                     OPTIONS OUTSTANDING
                                        ---------------------------------------------   ------------------------
                                                            WEIGHTED
                                                            AVERAGE         WEIGHTED                      WEIGHTED
                                                           REMAINING        AVERAGE                       AVERAGE
                                            SHARES            TERM          EXERCISE        SHARES        EXERCISE
       RANGE OF EXERCISE PRICES           OUTSTANDING      (IN YEARS)        PRICE        EXERCISABLE       PRICE
-------------------------------------   ---------------   ------------    -----------   --------------   -----------
$14.00 to $21.00.....................           281,700           9.23         $15.19            4,000        $14.00
$21.75 to $27.63.....................            25,300           9.69          25.49                -             -
                                                -------           ----         ------   --------------   -----------
                                                307,000           9.26         $16.04            4,000        $14.00
                                                =======           ====         ======   ==============   ===========

  The Company granted 129,000 shares of restricted stock during the year ended September 30, 1998. No restrictions had lapsed on any such shares as of September 30, 1998. The Company issued 910 shares of common stock to directors as partial compensation of services.

  The amount of compensation expense related to stock-based employee and director compensation included in the results of operations was none and $.4 million, respectively, during the year ended September 30, 1998, pursuant to the provisions of APB 25. Unearned compensation included in stockholders' equity related to unlapsed restrictions on grants of restricted stock was approximately $1.7 million as of September 30, 1998.

  Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") requires that stock-based awards be measured and recognized at fair value. Adoption of the cost recognition provisions of SFAS 123 with respect to stock-based awards to employees is optional and the Company has decided

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

not to elect those provisions. As a result, the Company continues to apply APB 25 and related interpretations in accounting for the measurement and recognition of its employee stock-based awards. However, the Company is required to provide pro forma disclosure as if the cost recognition provisions of SFAS 123 had been adopted. Under SFAS 123, compensation cost is measured at the grant date based on the fair value of the awards and is recognized over the service period, which is usually the vesting period. The fair values of options granted during the year ended September 30, 1998 were estimated using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0.00%; risk-free interest rates of 5.71%; expected volatility of 33.05%; and expected option term of 5 years.

  The weighted average fair value of options, restricted stock and directors' common stock granted during the year ended September 30, 1998 was $6.27 per share, $16.11 per share and $27.50 per share, respectively.

  The pro forma disclosures for the year ended September 30, 1998, as if the Company had adopted the cost recognition requirements of SFAS 123 are presented below (in thousands, except per share amounts):

Net income:
     As reported.........................................      $6,674
     Pro forma...........................................       6,439
Basic earnings per common share:
     As reported.........................................      $ 1.32
     Pro forma...........................................        1.27
Diluted earnings per common share:
     As reported.........................................      $ 1.29
     Pro forma...........................................        1.25

  The effects of applying SFAS 123 in the above pro forma disclosure are not indicative of future amounts since the Company anticipates making awards in the future under the Employee and Director Plan.

11. INCOME TAXES:

  Components of income before income taxes were as follows (in thousands):


                                                                              YEAR ENDED SEPTEMBER 30,
                                                            ------------------------------------------------------
                                                                   1998               1997              1996
                                                            ------------------   ---------------   ---------------
United States............................................             $10,915            $ 9,265            $  756
Foreign..................................................                (649)             1,360               830
                                                                      -------            -------            ------
                                                                      $10,266            $10,625            $1,586
                                                                      =======            =======            ======

  The provision for income taxes consisted of the following (in thousands):


                                                                              YEAR ENDED SEPTEMBER 30,
                                                            ------------------------------------------------------
                                                                   1998               1997              1996
                                                            ------------------   ---------------   ---------------
Current:
  Federal................................................             $ 3,909             $1,731             $  707
  Foreign................................................                 548                634                321
  State..................................................                 348                156                170
                                                                      -------             ------             ------
                                                                        4,805              2,521              1,198
                                                                      -------             ------             ------
Deferred:
  Federal................................................                (395)             1,281               (376)
  Foreign................................................                (818)                --                (29)
  State..................................................                  --                201               (216)
                                                                      -------             ------             ------
                                                                       (1,213)             1,482               (621)
                                                                      -------             ------             ------
                                                                      $ 3,592             $4,003             $  577
                                                                      =======             ======             ======

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

  The differences between the effective tax rate reflected in the total provision for income taxes and the statutory federal tax rate of 34% were as follows (in thousands):

                                                                                     YEAR ENDED SEPTEMBER 30,
                                                                           ---------------------------------------------
                                                                               1998            1997            1996
                                                                           -------------   -------------   -------------
Provision for U.S. federal income tax at statutory rate.................         $3,490          $3,613           $ 539
Effect of foreign income taxes..........................................            (58)            171              64
Tax benefit from use of foreign sales corporation.......................           (195)             --              --
State income taxes, net of federal income tax benefit...................            229             236             (30)
Nondeductible expenses..................................................             42              12              12
Other, net..............................................................             84             (29)             (8)
                                                                                 ------          ------           -----
                                                                                 $3,592          $4,003           $ 577
                                                                                 ======          ======           =====
                                                                                   35.0%           37.7%           36.4%
                                                                                 ======          ======           =====

  Deferred income taxes under the liability method reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income tax asset were as follows (in thousands):

                                                                                      AS OF SEPTEMBER 30,
                                                                               ----------------------------------
                                                                                     1998              1997
                                                                               ----------------   ---------------
Deferred income tax assets:
  Allowance for doubtful accounts...........................................           $   128            $  241
  Inventory.................................................................             1,277               745
  Accrued product warranty..................................................               264                70
  Accrued compensated absences..............................................               158                59
  Net foreign operating loss carryforwards..................................               818                --
                                                                                       -------            ------
                                                                                         2,645             1,115
Deferred income tax liabilities:
  Property, plant and equipment and other...................................            (1,613)             (854)
                                                                                       -------            ------

Net deferred income tax asset...............................................           $ 1,032            $  261
                                                                                       =======            ======

  Deferred income taxes as of September 30, 1998 and 1997, are reported as follows in the accompanying consolidated balance sheet (in thousands):

                                                                                      AS OF SEPTEMBER 30,
                                                                               ----------------------------------
                                                                                     1998               1997
                                                                               -----------------   --------------
Current deferred income tax asset...........................................            $ 1,827           $1,115
Noncurrent deferred income tax asset........................................                818               --
Noncurrent deferred tax liability...........................................             (1,613)            (854)
                                                                                        -------           ------
                                                                                        $ 1,032           $  261
                                                                                        =======           ======

  Under the liability method, a valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the Company's historical taxable income record, and the expectation that the deductible temporary differences will reverse during periods in which the Company generates net taxable income or during periods in which losses can be carried back to offset prior year taxes, management believes that the Company will realize the benefit of net deferred tax assets.

  As of September 30, 1998, the Company had foreign net operating loss carryforwards of approximately $1.8 million which expire in varying amounts through the fiscal years 2002 through 2005, if not utilized.

  The financial reporting bases of investments in foreign subsidiaries exceeds their tax basis. A deferred tax liability is not recorded for this temporary difference because the investment is essentially permanent. A reversal of

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


the Company's plans to permanently invest in the operations would cause the excess to become taxable. At September 30, 1998 and 1997, the temporary difference related to undistributed earnings for which no deferred taxes have been provided was approximately $1.5 million and $2.7 million, respectively. The determination of the unrecognized deferred tax liability related to the undistributed earnings is not practical.

12.  EARNINGS PER COMMON SHARE:

  The Company has adopted FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share". In accordance with this new pronouncement, basic earnings per share is computed by dividing net earnings available to common stock holders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined on the assumption that outstanding dilutive stock options have been exercised and the aggregate proceeds as defined were used to reacquire Company common stock using the average price of such common stock for the period. Prior period earnings per share amounts have been restated in accordance with the requirements of the pronouncement.

  The following table summarizes the calculation of net earnings and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings per share (in thousands, except share and per share amounts):

                                                             YEAR ENDED SEPTEMBER 30,
                                                       ------------------------------------
                                                          1998         1997         1996
                                                       ----------   ----------   ----------

  Net earnings available to common stockholders        $    6,674   $    6,622   $    1,009
                                                       ==========   ==========   ==========

  Divided by weighted average common shares and
    common share equivalents:
     Weighted average common shares                     5,072,262    4,000,000    4,000,000
     Weighted average common share equivalents             94,494            -            -
                                                       ----------   ----------   ----------

  Total weighted average common shares and common
    share equivalents                                   5,166,756    4,000,000    4,000,000
                                                       ==========   ==========   ==========

  Basic earnings per common share                      $     1.32   $     1.66   $     0.25
                                                       ==========   ==========   ==========

  Diluted earnings per common share                    $     1.29   $     1.66   $     0.25
                                                       ==========   ==========   ==========

  In 1998, options on 25,300 shares of common stock were not included in the calculation of weighted average shares for diluted EPS because their effects were antidilutive.

  The Company has adopted FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share". In accordance with this new pronouncement, basic earnings per share is computed by dividing net earnings available to common stock holders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined on the assumption that outstanding dilutive stock options have been exercised and the aggregate proceeds as defined were used to reacquire Company common stock using the average price of such common stock for the period. Prior period earnings per share amounts have been restated in accordance with the requirements of the pronouncement.

13.  RELATED PARTY TRANSACTIONS:

  Sales to OYO Japan and other affiliated companies, including sales to OYO Geospace EAME Limited ("OYO UK"), the Company's wholly owned subsidiary in the United Kingdom, prior to its acquisition in May 1996, were approximately $0.4 million, $2.0 million and $0.9 million during the years ended September 30, 1998, 1997 and

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (Continued)

1996, respectively. Purchases of inventory and equipment for resale from OYO Japan were approximately $2.6 million, $2.8 million and $2.9 million during the years ended September 30, 1998, 1997 and 1996, respectively.

  Interest expense on the lines of credit from OYO Japan was approximately $0.4 million and $0.3 million during the years ended September 30, 1997 and 1996, respectively. The average outstanding principal balance on the lines of credit from OYO Japan was approximately $7.4 million and $7.9 million during the years ended September 30, 1997, and 1996, respectively.

  Effective September 30, 1997, the Company purchased land, buildings and equipment used in the Company's operations from affiliates for $2.5 million in cash. The Company previously leased the facilities from the affiliates and incurred rent expense of approximately $0.2 million during each of the years ended September 30, 1997 and 1996. The purchase of land, buildings and equipment was recorded at the historical net book value of the affiliates since the Company and affiliates were under common control at the purchase date. The excess of the historical net book value over the purchase of $0.2 million was recorded to additional paid-in capital, net of deferred income taxes of $0.1 million.

  Prior to September 19, 1997, the Company participated in the cash management system of OYO USA whereby the net cash generated from daily operations was swept to OYO USA's concentration account and cash required for daily operations was provided from OYO USA's concentration account. There were no terms for interest or repayment on the resulting intercompany balances.

  On September 19, 1997, the Company separated from OYO USA's cash management system and the intercompany receivable on that date of $5.0 million was collected in cash. At the separation date, OYO USA made a cash contribution to the Company of $0.8 million as consideration for interest on the intercompany receivable balance during the period October 1994 through the separation date.

  During September 1997, additional paid-in capital was increased from the following transactions with OYO USA (in thousands):

Excess of historical net book value of land, buildings and
    equipment over the purchase price, net of deferred income
    taxes.......................................................             $  116
Contribution of obligations owed to the Parent..................              4,165
Interest on receivable from the Parent..........................                775
Other...........................................................                 42
                                                                             ------
                                                                             $5,098
                                                                             ======

14. COMMITMENTS AND CONTINGENCIES:

Operating Leases

  The Company leases certain office space and equipment under noncancelable operating leases. The approximate future minimum rental commitments under noncancelable operating leases are as follows (in thousands):

YEAR ENDING SEPTEMBER 30,
-------------------------
   1999.........................................................................    $197
   2000.........................................................................      27
   2001.........................................................................      10
   2002 and thereafter..........................................................       7
                                                                                    ----
                                                                                    $241
                                                                                    ====

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

  Rent expense was approximately $0.2 million, $0.4 million, and $0.4 million for the years ended September 30, 1998, 1997 and 1996, respectively, including rent expense on land, buildings, and equipment which the Company purchased September 30, 1997, as described in Note 13.

  In October 1998, the Company entered into a sixty month lease for manufacturing space. The lease will commence on January 1, 1999 with annual rental payments of approximately $212.

Year 2000

  The "Year 2000 problem" is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations in affected computer and operational systems. The Company is in the process of evaluating and correcting the Year 2000 problem as it relates to its internal accounting and operational software systems and the computers built into its manufacturing equipment. In addition, the Company is in the process of evaluating the status of its major suppliers and service providers in addressing their Year 2000 problem. The costs of evaluating and correcting the Year 2000 problem are charged to expense in the period incurred. As of September 30, 1998, the costs incurred by the Company were not significant. Although the Company does not expect to incur material additional costs in evaluating and correcting its Year 2000 problem, it is reasonably possible that unexpected costs could be incurred that are material to the Company's consolidated financial statements.

Legal Proceedings

  From time to time the Company is a party to what it believes is routine litigation and proceedings that may be considered as part of the ordinary course of its business. The Company is not aware of any current or pending litigation or proceedings that could have a material adverse effect on the Company's results of operations, cash flows or financial condition.

15.      SUPPLEMENTAL CASH FLOW INFORMATION:

  Supplemental cash flow information was as follows (in thousands):

                                                                             YEAR ENDED SEPTEMBER 30,
                                                                   ----------------------------------------------
                                                                       1998            1997             1996
                                                                   ------------   --------------   --------------
Cash paid for:
  Interest......................................................         $   59           $  207           $  409
  Income taxes..................................................          5,292            2,241            2,095
Noncash investing and financing activities:
  Contribution of obligations owed to OYO USA...................             --            4,165               --
  Common stock issued in business acquisition...................          2,804               --               --
  Common stock issued pursuant to Employee
     and Director Plan..........................................          2,077               --               --

  Assets acquired, other than cash, and liabilities assumed with the May 1996 acquisition of OYO UK totaled $1.6 million and $0.7 million, respectively.

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. FOREIGN OPERATIONS:

  Summary financial information of the Company's foreign subsidiaries is presented below (in thousands):

                                                                             YEAR ENDED SEPTEMBER 30,
                                                                  ----------------------------------------------
                                                                      1998             1997            1996
                                                                  -------------   --------------   -------------
Net sales:
  United States................................................       $ 65,498          $39,736         $29,797
  Canada.......................................................          4,574            4,590           3,066
  Europe.......................................................          2,733            2,541           2,167
  Eliminations.................................................         (6,982)          (5,818)         (4,152)
                                                                      --------          -------         -------
                                                                      $ 65,823          $41,049         $30,878
                                                                      ========          =======         =======
Income from operations:
  United States................................................       $ 10,015          $ 9,676         $ 1,399
  Canada.......................................................            975            1,172             664
  Europe.......................................................             26               77              20
  Eliminations.................................................         (1,076)            (363)            (31)
                                                                      --------          -------         -------
                                                                      $  9,940          $10,562         $ 2,052
                                                                      ========          =======         =======
Identifiable assets:
  United States................................................       $ 83,819          $30,186         $24,497
  Canada.......................................................          2,610            6,799           3,709
  Europe.......................................................          1,945            2,186           3,237
  Eliminations.................................................        (25,086)          (4,093)         (5,171)
                                                                      --------          -------         -------
                                                                      $ 63,288          $35,078         $26,272
                                                                      ========          =======         =======

17. SUBSEQUENT EVENT:

  On November 30, 1998, the Company acquired certain assets of LTI, Inc. and its Canadian subsidiary (together, "LTI") for approximately $4.6 million including the assumption of approximately $1.8 million of long-term debt. In connection with the acquisition, the Company issued 55,659 shares of its common stock valued at $0.8 million. In addition, the Company had paid approximately $2.8 million of cash in connection with the acquisition as of December 8, 1998 including the repayment of $1.7 million of long-term debt. A final cash payment is to be made in January 1999 upon final determination of the value of the assets purchased and liabilities assumed. The operations of LTI include the design and manufacture of land and marine seismic connectors, which will be combined with the Company's existing seismic connector manufacturing operations.

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


18.  SELECTED QUARTERLY INFORMATION (UNAUDITED):

  The following table represents summarized data for each of the quarters in the years ended September 30, 1998 and 1997 (in thousands, except per share amounts).

                                                                                       1998
                                                         ----------------------------------------------------------------
                                                             FOURTH           THIRD           SECOND           FIRST
                                                            QUARTER          QUARTER          QUARTER         QUARTER
                                                         --------------   --------------   -------------   --------------
Sales.................................................         $15,776          $18,484          $19,028         $12,535
Gross profit..........................................           6,512            7,427            8,451           5,008
Income from operations................................           1,829            2,508            4,107           1,496
Other income (expense), net...........................            (126)             151              227              74
Net income............................................         $ 1,108          $ 1,843          $ 2,750         $   973
                                                               =======          =======          =======         =======

Basic earnings per share..............................         $  0.21          $  0.35          $  0.52         $  0.22
                                                               =======          =======          =======         =======

Diluted earnings per share............................         $  0.20          $  0.34          $  0.51         $  0.22
                                                               =======          =======          =======         =======


                                                                                       1997
                                                         ----------------------------------------------------------------
                                                             FOURTH           THIRD            SECOND          FIRST
                                                            QUARTER          QUARTER          QUARTER         QUARTER
                                                         -------------    -------------    -------------   -------------

Sales.................................................         $10,595          $12,452          $10,415         $ 7,587
Gross profit..........................................           4,379            4,981            4,202           3,248
Income from operations................................           5,862            2,119            1,743             838
Other income (expense), net...........................             186             (102)               2             (23)
Net income............................................         $ 3,770          $ 1,257          $ 1,087         $   508
                                                               =======          =======          =======         =======

Basic earnings per share..............................         $  0.95          $  0.31          $  0.27         $  0.13
                                                               =======          =======          =======         =======

Diluted earnings per share............................         $  0.95          $  0.31          $  0.27         $  0.13
                                                               =======          =======          =======         =======

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of OYO Geospace Corporation

Our report on the consolidated financial statements of OYO Geospace Corporation and its subsidiaries is included on page F-2 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule (Schedule II-Valuation and Qualifying Accounts).

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                                      PricewaterhouseCoopers LLP



Houston, Texas
November 17, 1998

                                  SCHEDULE II

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS


                                                                     CHARGED
                                                                    (CREDITED)
                                                       BALANCE AT    TO COSTS      CHARGED                   BALANCE AT
                                                       BEGINNING       AND        TO OTHER                      END
                                                       OF PERIOD     EXPENSES      ASSETS      DEDUCTIONS    OF PERIOD
                                                       ----------   ----------   -----------   -----------   ----------
YEAR ENDED SEPTEMBER 30, 1998
Allowance for doubtful accounts on
  accounts and notes receivable                            $  771     $   (97)   $      -         $  (171)       $  503

YEAR ENDED SEPTEMBER 30, 1997
Allowance for doubtful accounts on
  accounts and notes receivable                             5,398      (4,327)          -            (300)          771
Deferred interest on note receivable                        1,861           -           -          (1,861)            -

YEAR ENDED SEPTEMBER 30, 1996
Allowance for doubtful accounts on
  accounts and notes receivable                             2,586       2,860           -             (48)        5,398
Deferred interest on note receivable                        1,293           -         568(a)            -         1,861

(a)  Deferred interest on notes receivable charged against interest income.