Form 10-Q
period 1998-12-31
OYO GEOSPACE CORP
filed 1999-02-09
CIK 1001115

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended December 31, 1998

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
Yes   X      No
     ---        ---

There were 5,494,689 shares of the Registrant's Common Stock outstanding as of the close of business on February 6, 1999.

================================================================================

                                TABLE OF CONTENTS


                                                                          Page
                                                                          Number
                                                                          -----
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements                                              3

  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                      10

PART II.  OTHER INFORMATION

  Item 2.  Changes in Securities and Use of Proceeds                        15

  Item 6.  Exhibits and Reports on Form 8-K                                 15

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
OYO Geospace Corporation and Subsidiaries

  We have reviewed the accompanying consolidated balance sheet of OYO Geospace Corporation and Subsidiaries as of December 31, 1998, and the related consolidated statements of operations and cash flows for the three months ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

  We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the aforementioned financial statements for them to be in conformity with generally accepted accounting principles.

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of September 30, 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended (not presented herein) and, in our report dated November 17, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of September 30, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                                  /s/ PricewaterhouseCoopers LLP


Houston, Texas
January 25, 1999

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                         ASSETS                             DECEMBER 31, 1998    SEPTEMBER 30, 1998
                                                            ------------------   -------------------
                                                               (unaudited)
Current assets:
  Cash and cash equivalents..............................             $ 2,153               $ 3,970
  Trade accounts and notes receivable, net...............              10,504                11,946
  Inventories............................................              22,687                19,660
  Deferred income tax....................................               2,183                 1,827
  Prepaid expenses and other.............................                 348                   783
                                                                      -------               -------
     Total current assets................................              37,875                38,186

Rental equipment, net....................................               2,178                 2,615
Property, plant and equipment, net.......................              19,511                16,763
Goodwill and other intangible assets, net................               5,701                 4,510
Deferred income tax......................................                 999                   818
Other assets.............................................                 505                   396
                                                                      -------               -------
     Total assets........................................             $66,769               $63,288
                                                                      =======               =======

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt and notes payable....             $   175               $    38
  Accounts payable.......................................               6,391                 5,516
  Accrued expenses and other.............................               2,883                 5,276
  Income tax payable.....................................                 486                   506
                                                                      -------               -------
     Total current liabilities...........................               9,935                11,336

Long-term debt...........................................               4,809                   956
Deferred income tax......................................               1,823                 1,613
                                                                      -------               -------

     Total liabilities...................................              16,567                13,905
                                                                      -------               -------

Commitments and contingencies............................                   -                     -

Stockholders' equity:
  Preferred stock........................................                   -                     -
  Common stock...........................................                  55                    54
  Additional paid-in capital.............................              29,865                29,280
  Retained earnings......................................              22,343                22,228
  Accumulated other comprehensive income.................                (541)                 (509)
  Unearned compensation-restricted stock awards..........              (1,520)               (1,670)
                                                                      -------               -------
     Total stockholders' equity..........................              50,202                49,383
                                                                      -------               -------
     Total liabilities and stockholders' equity..........             $66,769               $63,288
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

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)
                                  (unaudited)


                                                      THREE MONTHS         THREE MONTHS
                                                         ENDED                ENDED
                                                   DECEMBER 31, 1998    DECEMBER 31, 1997
                                                   ------------------   ------------------

Sales...........................................          $   11,076           $   12,535
Cost of sales...................................               6,752                7,527
                                                          ----------           ----------

Gross profit....................................               4,324                5,008

Operating expenses:
  Selling, general and administrative...........               2,515                2,655
  Research and development......................               1,658                  857
                                                          ----------           ----------
     Total operating expenses...................               4,173                3,512
                                                          ----------           ----------

Income from operations..........................                 151                1,496

Other income (expense):
  Interest expense..............................                 (51)                 (22)
  Interest income...............................                  30                   75
  Other, net....................................                  47                   21
                                                          ----------           ----------
     Total other income, net....................                  26                   74
                                                          ----------           ----------

Income before provision for income taxes........                 177                1,570
Provision for income taxes......................                  62                  597
                                                          ----------           ----------
Net income......................................          $      115           $      973
                                                          ==========           ==========
Basic and diluted earnings per share............          $     0.02           $     0.22
                                                          ==========           ==========

Weighted average shares outstanding - Basic.....           5,338,096            4,423,913

Weighted average shares outstanding - Diluted...           5,420,402            4,446,150

   The accompanying notes are an integral part of the consolidated financial statements.

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                   THREE MONTHS         THREE MONTHS
                                                                      ENDED                ENDED
                                                                DECEMBER 31, 1998    DECEMBER 31, 1997
                                                                ------------------   ------------------

Cash flows from operating expenses:
 Net income..................................................             $   115              $   973
 Adjustments to reconcile net income to net cash used
   in operating activities:
   Deferred income tax.......................................                (327)                 (71)
   Depreciation and amortization.............................                 905                  469
   Amortization of restricted stock awards...................                 150                   20
   Bad debt expense (recovery)...............................                 323                  (22)
   Effects of changes in operating assets and liabilities:
     Trade accounts and notes receivable.....................               2,100               (2,700)
     Inventories.............................................              (1,667)              (1,247)
     Prepaid expenses and other assets.......................                  24                 (186)
     Accounts payable........................................                (352)               1,562
     Accrued expenses and other..............................              (2,783)                (339)
     Income tax payable......................................                 (20)                 371
                                                                          -------              -------
     Net cash used in operating activities...................              (1,532)              (1,170)
                                                                          -------              -------

Cash flows from investing activities:
 Capital expenditures........................................              (1,827)              (2,903)
 Purchase of business........................................              (1,000)                  --
 Proceeds from sale of equipment.............................                 317                   --
                                                                          -------              -------

     Net cash used in investing activities...................              (2,510)              (2,903)
                                                                          -------              -------

Cash flows from financing activities:
 Net proceeds from initial public offering...................                  --               14,643
 Increase in notes payable...................................               8,000                   --
 Decrease in notes payable...................................              (5,774)              (1,500)
                                                                          -------              -------

     Net cash provided by financing activities...............               2,226               13,143
                                                                          -------              -------

Effect of exchange rate changes on cash......................                  (1)                 (57)
                                                                          -------              -------

(Decrease) increase in cash and cash equivalents.............              (1,817)               9,013

Cash and cash equivalents, beginning of period...............               3,970                2,488
                                                                          -------              -------
Cash and cash equivalents, end of period.....................             $ 2,153              $11,501
                                                                          =======              =======

   The accompanying notes are an integral part of the consolidated financial statements.

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

  The consolidated balance sheet of OYO Geospace Corporation and its subsidiaries (the "Company") at September 30, 1998, has been derived from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at December 31, 1998, and the consolidated statements of operations and cash flows for the three months ended December 31, 1998 and 1997, have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the three months ended December 31, 1998, are not necessarily indicative of the operating results for a full year or of future operations.

  Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended September 30, 1998.

2.   EARNINGS PER COMMON SHARE

  The following table summarizes the calculation of net earnings and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings per share:



                                                           THREE MONTHS ENDED
                                                  -------------------------------------
                                                  DECEMBER 31, 1998   DECEMBER 31, 1997
                                                  -----------------   -----------------

  Net earnings available to common
    stockholders (in thousands)                          $      115          $      973
                                                         ==========          ==========

  Weighted average common shares outstanding              5,338,096           4,423,913
  Weighted average common share equivalents
    outstanding                                              82,306              22,237
                                                         ----------          ----------
  Weighted average common shares and common
     share equivalents outstanding                        5,420,402           4,446,150
                                                         ==========          ==========
  Basic earnings per common share                        $     0.02          $     0.22
                                                         ==========          ==========
  Diluted earnings per common share                      $     0.02          $     0.22
                                                         ==========          ==========

3.   COMPREHENSIVE INCOME

  Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in a company's equity, except those resulting from investments by and distributions to owners. The following table summarizes the components of comprehensive income (in thousands):

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                                                    THREE MONTHS ENDED
                                        ---------------------------------------
                                         DECEMBER 31, 1998    DECEMBER 31, 1997
                                        ------------------   ------------------

  Net income                                   $ 115                $ 973

  Foreign currency translation adjustments       (32)                (180)
                                                ----                 ----
  Total comprehensive income                   $  83                $ 793
                                                ====                 ====


4.   INVENTORIES

  Inventories consisted of the following (in thousands):


                            December 31, 1998   September 30, 1998
                            -----------------   ------------------

       Finished goods                 $ 3,620              $ 3,282
       Work in process                  3,745                3,686
       Raw materials                   15,322               12,692
                                      -------              -------
                                      $22,687              $19,660
                                      =======              =======

5.   LONG-TERM DEBT

  In December 1998, the Company borrowed $3.5 million under the terms of a fifteen year amortizing mortgage loan collateralized by one of the Company's manufacturing facilities. The mortgage loan bears interest at a fixed rate of 7.0% per annum.

6.   ACQUISITION

  On November 30, 1998, the Company acquired certain assets of LTI, Inc. and its Canadian subsidiary (together, "LTI") for approximately $3.8 million, including the assumption of approximately $1.9 million of long-term debt. In connection with the acquisition, the Company issued 55,659 shares of its common stock valued at $0.6 million. As of December 31, 1998, the Company had paid approximately $2.7 million of cash in connection with the acquisition including the repayment of $1.7 million of long-term debt. A final cash payment is to be made in February 1999 upon final determination of the value of the assets acquired and liabilities assumed. The operations of LTI include the design and manufacture of land and marine seismic connectors, which have been combined with the Company's existing seismic connector manufacturing operations.

  The allocation of the purchase price as of December 31, 1998, including related direct costs, for the acquisition of LTI's net assets and assumption of related debt, was as follows (in thousands):

       Net current assets..............................   $ 1,291
       Property, plant and equipment...................     1,309
       Goodwill........................................     1,184
       Long-term debt..................................    (1,896)
                                                          -------

       Total purchase price allocation.................     1,888

     Consideration:
       Estimated liability for final cash settlement...       300
       Common stock issued.............................       588
                                                          -------
       Cash used for acquisition.......................   $ 1,000
                                                          =======

  Goodwill is being amortized using the straight-line method over fifteen years.

7.   SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES

  During the three months ended December 31, 1998, the Company increased its common stock and additional paid-in capital by approximately $0.6 million through the issuance of common stock in connection with the acquisition of certain assets of LTI.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  The following analysis of the financial condition and results of operations of OYO Geospace Corporation should be read in conjunction with the Consolidated Financial Statements and Notes related thereto included elsewhere in this Form 10-Q.

OVERVIEW

  We design and manufacture instruments and equipment used in the acquisition and processing of seismic data for the oil and gas industry and for the commercial graphics industry worldwide.

  Demand for our products used in the acquisition and processing of seismic data is dependent primarily upon the level of worldwide oil and gas exploration activity. That activity, in turn, is dependent primarily upon prevailing oil and gas prices. Historically, the markets for oil and gas have been volatile, and such markets are likely to continue to be volatile. Oil and gas prices have fallen sharply in recent quarters and continue to be depressed. This has resulted in a decline for our land-based seismic products. If commodity prices remain low in future periods, our sales may continue to decline. However, as it is impossible to predict future oil and gas price movements with certainty, no assurance can be given as to the level of future demand for our products.

  Further, the recent decline in oil and gas prices has resulted in decreased seismic exploration budgets throughout the industry. As a result, many of our customers are experiencing lower revenues and liquidity challenges. From time to time we extend credit to certain of our customers, and our credit risks increase when our customers face a difficult business environment. As discussed below under "Liquidity and Capital Resources" and "Forward Looking Statements-Credit Risks of Customer Financing", current industry conditions could result in additional bad debt expenses in future periods.

  The current industry environment has resulted in, and will continue to result in, competitive pricing pressures on our land-based seismic products. We intend to respond competitively to these market forces in order to maintain, or improve, our market share. In addition, the current industry environment has resulted in, and likely will continue to result in, a greater percentage of our sales being attributable to products that historically have provided lower gross margins. Further, as overall sales decrease, our manufacturing costs per unit increase as fixed costs are allocated over fewer units. The combination of these factors may result in lower gross profit margins in future periods.

RESULTS OF OPERATIONS

  The following table sets forth for the three months ended December 31, 1998 and 1997, the percentage of certain statement of operations items to total sales:

                                                 Three Months Ended December 31,
                                                 ------------------------------
                                                    1998                 1997
                                                 ----------           ---------
Sales............................................   100.0%               100.0%
Cost of sales....................................    61.0                  60.0
Gross profit.....................................    39.0                  40.0
Selling, general and administrative..............    22.7                  21.2
Research and development.........................    15.0                   6.8
Income from operations...........................     1.4                  11.9
Other income (expense), net......................     0.2                   0.6
Income before provision for income taxes.........     1.6                  12.5
Provision for income taxes.......................     0.6                   4.8
Net income.......................................     1.0                   7.8

Fiscal Year 1999 Compared to Fiscal Year 1998.

  Sales for the three months ended December 31, 1998 decreased $1.5 million, or 11.6%, from the corresponding period of the prior year. The decrease in sales was primarily due to a decline in product demand and competitive pricing pressures associated with our land-based seismic products, principally resulting from the decline in worldwide oil and gas exploration activity.

  Cost of sales for the three months ended December 31, 1998 decreased $0.8 million, or 10.3%, from the corresponding period of the prior year. Cost of sales increased as a percentage of total sales to 61.0% in the three months ended December 31, 1998 from 60.0% in the corresponding period of the prior year. This percentage increase was generally attributable to decreased manufacturing efficiencies as a result of the lower sales volume and competitive pricing pressures associated with our land-based seismic products during the three months ended December 31, 1998. This percentage increase was partially offset by higher gross profit margins on our marine products sold by Concord Technologies, Inc., which we acquired in February 1998. Should sales continue to decline in future quarters, we could experience lower gross profit margins.

  Selling, general and administrative expenses for the three months ended December 31, 1998 remained fairly constant, decreasing $0.1 million, or 5.3%, from the corresponding period of the prior year. Selling, general and administrative expenses increased as a percentage of total sales to 22.7% in the three months ended December 31, 1998 from 21.2% in the corresponding period of the prior year, primarily reflecting the impact of fixed operating expenses over a decline in sales.

  Research and development expenses for the three months ended December 31, 1998 increased $0.8 million or 93.5%, from the corresponding period of the prior year, principally resulting from an increase in expenditures targeted at new product development. Research and development expenses increased as a percentage of total sales to 15.0% in the three months ended December 31, 1998 from 6.8% in the corresponding period of the prior year, reflecting both an increase in expenditures along with a decline in sales.

  Our effective tax rate for the three months ended December 31, 1998 was 35.0% compared to 38.0% in the corresponding period of the prior year. The decrease in the effective tax rate is principally the result of the implementation of certain tax strategies during fiscal year 1998 designed to reduce domestic and foreign income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

  At December 31, 1998, we had $2.2 million in cash and cash equivalents. For the three months ended December 31, 1998, cash used in operating activities was $1.5 million principally resulting from an increase in inventories and from a decrease in accrued expenses primarily attributable to the payment of fiscal 1998 incentive compensation. These uses of cash were offset by a decrease in trade accounts and notes receivable.

  For the three months ended December 31, 1998, we used approximately $2.5 million in investing activities, including $1.8 million in capital expenditures and $1.0 million associated with the acquisition of certain assets of LTI, Inc. and its Canadian subsidiary (together, "LTI"). We estimate that total capital expenditures in fiscal 1999 will be $5.0 million.

  Financing activities for the three months ended December 31, 1998 provided $2.2 million of cash, principally resulting from a $3.5 million increase in long-term mortgage notes payable offset by the repayment of $1.7 million of long-term debt assumed in connection with the LTI asset acquisition and net borrowings under our credit facility.

  The recent decline in oil and gas prices has increased our credit risks as our customers face a difficult business environment. At December 31, 1998, we had an outstanding receivable form one customer in the amount of approximately $768,000 that was over 120 days old and an outstanding receivable from another customer in the amount of approximately $319,000 that was over 90 days old. In the three months ended December 31, 1998, we increased our bad debt reserve by approximately $299,000 to $802,000. Although we believe this reserve is a fair representation of our credit risk with respect to outstanding receivables, we can not assure you that this reserve will be adequate to cover our potential bad debt expenses. In addition, current industry conditions could result in additional bad debt expenses in future periods.

  We have a working capital line of credit, under which we are able to borrow up to $10.0 million. This credit facility expires in June 2000 and is collateralized by our accounts receivable and inventory. The credit facility prohibits us from paying cash dividends on our common stock, limits our capital expenditures, limits our additional indebtedness to $7.5 million, requires us to maintain certain financial ratios and contains other covenants customary in transactions of this type. There was $0.5 million outstanding at December 31, 1998 under the credit facility, leaving borrowing availability at $9.5 million.

  We obtained a $3.5 million mortgage loan in December 1998 collateralized by one of our manufacturing facilities. This mortgage loan bears interest at 7.0% per annum and matures in December 2013.

  We believe that the combination of cash flow from operations and borrowing availability under our credit facility should provide us with sufficient capital resources and liquidity to fund our planned operations through fiscal 1999. However, there can be no assurance that these sources of capital will be sufficient to support our capital requirements through fiscal 1999 or in the long-term, and we may be required to issue additional debt or equity securities in the future to meet our capital requirements.

  Inflation has not had a significant impact on our operations to date.

ACQUISITION

  On November 30, 1998, we acquired substantially all of the assets of LTI for approximately $3.8 million including the assumption of approximately $1.9 million of long-term debt. In connection with that acquisition, we issued 55,659 shares of our common stock valued at $0.6 million. As of December 31, 1998, we have paid approximately $2.7 million of cash in connection with the acquisition including the repayment of $1.7 million of long-term debt. A final cash payment is to be made in February 1999 upon final determination of the value of the assets acquired and liabilities assumed. The operations of LTI include the design and manufacture of land and marine seismic connectors, which have been combined with our existing seismic connector manufacturing operations.

RECENT ACCOUNTING PRONOUNCEMENTS

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

  Expected Costs and Material Risks. Through December 31, 1998, we have incurred approximately $50,000 in direct expenses related to investigating our Year 2000 readiness and Year 2000 problems. We do not maintain a record of internal costs of our personnel in investigating Year 2000 issues. We do not expect that we will incur material additional expenditures in discovering and addressing any Year 2000 problems we may have. However, our review of certain of our manufacturing equipment is ongoing and could result in unexpected expense to repair Year 2000 problems or upgrade machinery.

  In addition, the Year 2000 problem may impact customers, suppliers, shippers and other entities with which we transact business, and we cannot predict the effect of the Year 2000 problem on those entities or how those entities' Year 2000 problems may indirectly effect us.

  Further, our customers use our seismic products in conjunction with data acquisition systems not manufactured by us. If those systems were to have Year 2000 problems, it is possible that some of our customers would be temporarily unable to engage in seismic data acquisition, which could result in a decrease in demand for our products.

  THE FOREGOING STATEMENTS ARE INTENDED TO BE AND ARE HEREBY DESIGNATED "YEAR 2000 READINESS DISCLOSURE" WITHIN THE MEANING OF THE YEAR 2000 INFORMATION AND READINESS ACT.

FORWARD LOOKING STATEMENTS

  This Form 10-Q includes "forward-looking" statements which are subject to the "Safe Harbor" provisions of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included herein, including statements about potential future products and markets, our future financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. Although we believe the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct, and actual results may differ materially from such forward-looking statements. Additional important factors that could cause actual results to differ materially from our expectations are disclosed in our Annual Report on Form 10-K for the year ended September 30, 1998. Further, all written and verbal forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.

VOLATILITY OF DEMAND FOR OUR PRODUCTS; CURRENT INDUSTRY CONDITIONS

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

                          PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On November 30, 1998, we issued an aggregate of 55,659 shares of our common stock, par value $.01 per share, to LTI in connection with our acquisition of certain assets of LTI. The issuance was exempt under Section 4(2) of the Securities Act of 1933.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   The following exhibits are filed with this Quarterly Report.

2.1 Asset Purchase Agreement, dated November 17, 1998, as amended November 30, 1998, regarding the acquisition of assets of LTI.

4.1 Promissory Note, dated as of December 30, 1998, made by and between the Company and Jefferson-Pilot Life Insurance Company. (This Instrument is not filed in reliance on Item 601 (b)(4)(iii)(A) of Regulation S-K. The Registrant agrees to furnish a copy of this agreement to the Commission upon request).

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


                                       OYO GEOSPACE CORPORATION



Date:  February 3, 1998                By: /s/ Gary D. Owens
                                          ---------------------------------
                                          Gary D. Owens, Chairman of the Board
                                           President and Chief Executive Officer
                                                 (duly authorized officer)




Date:  February 3, 1998                 By: /s/ Thomas T. McEntire
                                          ---------------------------------
                                                Thomas T. McEntire
                                              Chief Financial Officer
                                            (principal financial officer)