Form 10-Q
period 1999-03-31
OYO GEOSPACE CORP
filed 1999-05-14
CIK 1001115

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 1999

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

There were 5,499,359 shares of the Registrant's Common Stock outstanding as of the close of business on May 14, 1999.

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                          Page
                                                                        Number
                                                                        ------

  Item 1.  Financial Statements                                             3

  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            10

PART II.  OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders             16

  Item 6.  Exhibits and Reports on Form 8-K                                16

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                       REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
OYO Geospace Corporation and Subsidiaries

  We have reviewed the accompanying consolidated balance sheet of OYO Geospace Corporation and Subsidiaries as of March 31, 1999, and the related consolidated statements of operations for the three months and six months ended March 31, 1999 and 1998, and the consolidated statements of cash flows for the six months ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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


Houston, Texas
April 28, 1999

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                         ASSETS                             MARCH 31, 1999    SEPTEMBER 30, 1998
                                                            ---------------   ------------------
                                                              (unaudited)
Current assets:
  Cash and cash equivalents..............................          $ 1,438               $ 3,970
  Trade accounts and notes receivable, net...............            8,625                11,946
  Inventories............................................           24,156                19,660
  Deferred income tax....................................            2,027                 1,827
  Prepaid expenses and other.............................            1,580                   783
                                                                   -------               -------

     Total current assets................................           37,826                38,186

Rental equipment, net....................................            1,657                 2,615
Property, plant and equipment, net.......................           18,321                16,763
Goodwill and other intangible assets, net................            5,788                 4,510
Deferred income tax......................................              818                   818
Other assets.............................................              285                   396
                                                                   -------               -------
     Total assets........................................          $64,695               $63,288
                                                                   =======               =======

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt and notes payable....          $   175               $    38
  Accounts payable.......................................            3,557                 5,516
  Accrued expenses and other.............................            3,068                 5,276
  Income tax payable.....................................              315                   506
                                                                   -------               -------

     Total current liabilities...........................            7,115                11,336

Long-term debt...........................................            5,278                   956
Deferred income tax......................................            1,550                 1,613
                                                                   -------               -------

     Total liabilities...................................           13,943                13,905
                                                                   -------               -------

Commitments and contingencies............................                -                     -

Stockholders' equity:
  Preferred stock........................................                -                     -
  Common stock...........................................               55                    54
  Additional paid-in capital.............................           29,898                29,280
  Retained earnings......................................           22,765                22,228
  Accumulated other comprehensive income.................             (565)                 (509)
  Unearned compensation-restricted stock awards..........           (1,401)               (1,670)
                                                                   -------               -------

     Total stockholders' equity..........................           50,752                49,383
                                                                   -------               -------

     Total liabilities and stockholders' equity..........          $64,695               $63,288
                                                                   =======               =======

   The accompanying notes are an integral part of the consolidated financial statements.

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)
                                  (unaudited)


                                                          Three Months Ended                   Six Months Ended
                                                   ---------------------------------   ---------------------------------
                                                   March 31, 1999     March 31, 1998    March 31, 1999    March 31, 1998
                                                   ---------------   ---------------   ---------------   ---------------
Sales                                                  $   12,133        $   19,028        $   23,209        $   31,563
Cost of sales                                               6,792            10,577            13,544            18,104
                                                       ----------        ----------        ----------        ----------

Gross profit                                                5,341             8,451             9,665            13,459

Operating expenses:
  Selling, general and administrative                       3,001             3,180             5,516             5,835
  Research and development                                  1,569             1,164             3,227             2,021
                                                       ----------        ----------        ----------        ----------

     Total operating expenses                               4,570             4,344             8,743             7,856
                                                       ----------        ----------        ----------        ----------

Income from operations                                        771             4,107               922             5,603

Other income (expense):
  Interest expense                                           (110)               (6)             (161)              (28)
  Interest income                                              69               139                99               214
  Other, net                                                  (81)               94               (34)              115
                                                       ----------        ----------        ----------        ----------

     Total other income (expense), net                       (122)              227               (96)              301
                                                       ----------        ----------        ----------        ----------

Income before provision for income taxes                      649             4,334               826             5,904

Provision for income taxes                                    227             1,584               289             2,181
                                                       ----------        ----------        ----------        ----------

Net income                                             $      422        $    2,750        $      537        $    3,723
                                                       ==========        ==========        ==========        ==========

Basic earnings per share                               $     0.08        $     0.52        $     0.10        $     0.77
                                                       ==========        ==========        ==========        ==========

Diluted earnings per share                              $    0.08        $     0.51        $     0.10        $     0.76
                                                       ==========        ==========        ==========        ==========

Weighted average shares outstanding - Basic             5,394,859         5,250,776         5,365,572         4,832,801

Weighted average shares outstanding - Diluted           5,458,050         5,341,348         5,428,620         4,887,301

   The accompanying notes are an integral part of the consolidated financial statements.

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                  Six Months        Six Months
                                                                     Ended             Ended
                                                                March 31, 1999     March 31, 1998
                                                                ---------------   ---------------

Cash flows from operating expenses:
 Net income..................................................          $   537           $ 3,723
 Adjustments to reconcile net income to net cash used
   in operating activities:
   Deferred income tax.......................................             (260)             (451)
   Depreciation and amortization.............................            2,081             1,072
   Amortization of restricted stock awards...................              277               120
   Bad debt expense..........................................              736                41
   Effects of changes in operating assets and liabilities:
   Trade accounts and notes receivable.......................            3,249            (3,432)
   Inventories...............................................           (2,748)           (1,423)
   Prepaid expenses and other assets.........................               65              (213)
   Accounts payable..........................................           (2,753)            1,423
   Accrued expenses and other................................           (2,652)             (129)
   Income tax payable........................................             (192)             (606)
                                                                       -------           -------

     Net cash provided by (used in) operating activities.....           (1,660)              125
                                                                       -------           -------

Cash flows from investing activities:
 Capital expenditures........................................           (2,848)           (5,428)
 Purchase of business, net of cash acquired..................           (1,259)           (2,101)
 Proceeds from sale of equipment.............................              686               130
                                                                       -------           -------

     Net cash used in investing activities...................           (3,421)           (7,399)
                                                                       -------           -------

Cash flows from financing activities:
 Net proceeds from initial public offering...................               --            14,627
 Increase in long-term debt and notes payable................            9,500                --
 Decrease in long-term debt and notes payable................           (6,934)           (2,407)
                                                                       -------           -------

     Net cash provided by financing activities...............            2,566            12,220
                                                                       -------           -------

Effect of exchange rate changes on cash......................              (17)              (49)
                                                                       -------           -------

Increase (decrease) in cash and cash equivalents.............           (2,532)            4,897

Cash and cash equivalents, beginning of period...............            3,970             2,488
                                                                       -------           -------

Cash and cash equivalents, end of period.....................          $ 1,438           $ 7,385
                                                                       =======           =======

   The accompanying notes are an integral part of the consolidated financial statements.

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

  The consolidated balance sheet of OYO Geospace Corporation and its subsidiaries (the "Company") at September 30, 1998, has been derived from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 1999, and the consolidated statements of operations for the three months and six months ended March 31, 1999 and 1998, and the consolidated statements of cash flows for the six months ended March 31, 1999 and 1998, have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the three months and six months ended March 31, 1999, are not necessarily indicative of the operating results for a full year or of future operations.

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

2.   EARNINGS PER COMMON SHARE

  The following table summarizes the calculation of net earnings and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings per share:

                                                        Three Months Ended                 Six Months Ended
                                                  -------------------------------   -------------------------------
                                                  March 31, 1999   March 31, 1998    March 31, 1999  March 31, 1998
                                                  --------------   --------------   ---------------  --------------
  Net earnings available to common
    stockholders (in thousands)                       $      422       $    2,750       $      537       $    3,723
                                                      ==========       ==========       ==========       ==========

  Weighted average common shares outstanding           5,394,859        5,250,776        5,365,572        4,832,801
  Weighted average common share equivalents
    outstanding                                           63,191           90,572           63,048           54,500
                                                      ----------       ----------       ----------       ----------

  Weighted average common shares and common
     share equivalents outstanding                     5,458,050        5,341,348        5,428,620        4,887,301
                                                      ==========       ==========       ==========       ==========

  Basic earnings per common share                     $     0.08       $     0.52       $     0.10       $     0.77
                                                      ==========       ==========       ==========       ==========

  Diluted earnings per common share                   $     0.08       $     0.51       $     0.10       $     0.76
                                                      ==========       ==========       ==========       ==========


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

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                                       Three Months Ended                  Six Months Ended
                                                --------------------------------   ---------------------------------
                                                 March 31, 1999   March 31, 1998    March 31, 1999    March 31, 1998
                                                ---------------   --------------   ---------------   ---------------
  Net income                                              $422            $2,750             $537            $3,723

  Foreign currency translation adjustments                 (24)               78              (56)             (102)
                                                          ----            ------             ----            ------

  Total comprehensive income                              $398            $2,828             $481            $3,621
                                                          ====            ======             ====            ======

4.  INVENTORIES

  Inventories consisted of the following (in thousands):

                              MARCH 31, 1999   SEPTEMBER 30, 1998
                              --------------   ------------------

       Finished goods              $ 3,943              $ 3,282
       Work in process               4,018                3,686
       Raw materials                16,195               12,692
                                   -------              -------

                                   $24,156              $19,660
                                   =======              =======

5.  LONG-TERM DEBT

  In December 1998, the Company borrowed $3.5 million under the terms of a fifteen year amortizing mortgage loan collateralized by one of the Company's manufacturing facilities. The mortgage loan bears interest at a fixed rate of 7.0% per annum.

6.  ACQUISITION

  On November 30, 1998, the Company acquired certain assets of LTI, Inc. and its Canadian subsidiary (together, "LTI") for approximately $3.7 million, including the assumption of approximately $1.9 million of long-term debt. In connection with the acquisition, the Company issued 55,659 shares of its common stock valued at $0.6 million. The Company paid approximately $3.2 million of cash in connection with the acquisition including the repayment of $1.9 million of long-term debt. The operations of LTI include the design and manufacture of land and marine seismic connectors, which have been combined with the Company's existing seismic connector manufacturing operations.

  The allocation of the purchase price, including related direct costs, for the acquisition of LTI's net assets and assumption of related debt, was as follows (in thousands):

       Net current assets................   $ 1,909
       Property, plant and equipment.....       483
       Goodwill..........................     1,348
       Long-term debt....................    (1,893)
                                            -------

       Total purchase price allocation...     1,847

       Common stock issued...............       588
                                            -------

       Cash used for acquisition.........   $ 1,259
                                            =======

  Goodwill is being amortized using the straight-line method over fifteen years.

7.     SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES

  During the six months ended March 31, 1999, the Company increased its common stock and additional paid-in capital by approximately $0.6 million through the issuance of common stock in connection with the acquisition of certain assets of LTI.

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

RESULTS OF OPERATIONS

  The following table sets forth for the three months and six months ended March 31, 1999 and 1998, the percentage of certain statement of operations items to total sales:


                                               Three Months Ended March 31,     Six Months Ended March 31,
                                              ------------------------------   ----------------------------
                                                   1999            1998            1999            1998
                                              --------------   -------------   -------------   ------------
Sales                                                 100.0%          100.0%          100.0%         100.0%
Cost of sales                                          56.0%           55.6%           58.4%          57.4%
Gross profit                                           44.0%           44.4%           41.6%          42.6%
Selling, general and administrative                    24.7%           16.7%           23.7%          18.4%
Research and development                               12.9%            6.1%           13.9%           6.4%
Income from operations                                  6.4%           21.6%            4.0%          17.8%
Other income (expense), net                           (1.0)%            1.2%          (0.4)%           0.9%
Income before provision for income taxes                5.4%           22.8%            3.6%          18.7%
Provision for income taxes                              1.9%            8.3%            1.3%           6.9%
Net income                                              3.5%           14.5%            2.3%          11.8%


Fiscal Year 1999 Compared to Fiscal Year 1998.

  Sales for the three months and six months ended March 31, 1999 decreased $6.9 million, or 36.2%, and $8.4 million, or 26.5%, from the corresponding periods of the prior year. The decrease in sales was primarily due to a decline in product demand and competitive pricing pressures associated with our land-based seismic products, principally resulting from the decline in worldwide oil and gas exploration activity.

  Cost of sales for the three months and six months ended March 31, 1999 decreased $3.8 million, or 35.8%, and $4.6 million, or 25.2%, from the corresponding period of the prior year. Cost of sales increased as a percentage of total sales to 56.0% and 58.4% in the three months and six months ended March 31, 1999 from 55.6% and 57.4% in the corresponding periods of the prior year. This percentage increase was generally attributable to decreased manufacturing efficiencies as a result of the lower sales volume and competitive pricing pressures associated with our land-based seismic products during the three months and six months ended March 31, 1999. This percentage increase was partially offset by higher gross profit margins on certain of our marine products. Should sales continue to decline in future quarters, we could experience lower gross profit margins.

  Selling, general and administrative expenses for the three months and six months ended March 31, 1999 decreased $0.2 million, or 5.6%, and $0.3 million, or 5.5%, from the corresponding periods of the prior year. Selling, general and administrative expenses increased as a percentage of total sales to 24.7% and 23.7% in the three months and six months ended March 31, 1999 from 16.7% and 18.4% in the corresponding periods of the prior year, primarily reflecting the impact of fixed operating expenses over a decline in sales.

  Research and development expenses for the three months and six months ended March 31, 1999 increased $0.4 million, or 34.8%, and $1.2 million, or 59.7%, from the corresponding periods of the prior year, principally resulting from an increase in expenditures targeted at new product development. Research and development expenses increased as a percentage of total sales to 12.9% and 13.9% in the three months and six months ended March 31, 1999 from 6.1% and 6.4% in the corresponding periods of the prior year, reflecting both an increase in expenditures along with a decline in sales.

  Our effective tax rate for the three months and six months ended March 31, 1999 was 35.0% compared to 36.5% and 36.9% for the three months and six months ended March 31, 1998. The decrease in the effective tax rate is principally the result of the implementation of certain tax strategies during fiscal year 1998 designed to reduce domestic and foreign income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

  At March 31, 1999, we had $1.4 million in cash and cash equivalents. For the six months ended March 31, 1999, we used $1.7 million of cash in operating activities principally resulting from an increase in inventories and from a decrease in accounts payable and accrued expenses. The decrease in accrued expenses is primarily attributable to the payment of fiscal 1998 incentive compensation. These uses of cash were offset by a decrease in trade accounts and notes receivable.

  For the six months ended March 31, 1999, we used approximately $3.4 million of cash in investing activities, including $2.8 million in capital expenditures and $1.3 million associated with the acquisition of certain assets of LTI, Inc. and its Canadian subsidiary (together, "LTI"). We estimate that total capital expenditures in fiscal 1999 will be $5.0 million.

  For the six months ended March 31, 1999, we generated $2.6 million of cash from financing activities, principally resulting from a $3.5 million increase in long-term mortgage notes payable and $1.0 million of net borrowings under our credit facility offset by the repayment of $1.9 million of long-term debt assumed in connection with the LTI asset acquisition.

  The recent decline in oil and gas prices has increased our credit risks as our customers face a difficult business environment. In the six months ended March 31, 1999, we increased our bad debt reserve through the addition of approximately $0.7 million of bad debt expense. Although we believe this reserve is a fair representation of our credit risk with respect to outstanding receivables, we can not assure you that this reserve will be adequate to cover every potential bad debt exposure. In addition, current industry conditions could result in additional bad debt expenses in future periods.

  We have a working capital line of credit, under which we are able to borrow up to $10.0 million. This credit facility expires in June 2000 and is collateralized by our accounts receivable and inventory. The credit facility prohibits us from paying cash dividends on our common stock, limits our capital expenditures, limits our additional indebtedness to $7.5 million, requires us to maintain certain financial ratios and contains other covenants customary in transactions of this type. There was $1.0 million outstanding at March 31, 1999 under the credit facility, leaving borrowing availability at $9.0 million.

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

ACQUISITION

  On November 30, 1998, we acquired substantially all of the assets of LTI for approximately $3.7 million including the assumption of approximately $1.9 million of long-term debt. In connection with that acquisition, we issued 55,659 shares of our common stock valued at $0.6 million. We paid approximately $3.2 million of cash in connection with the acquisition including the repayment of $1.9 million of long-term debt. The operations of LTI include the design and manufacture of land and marine seismic connectors, which have been combined with our existing seismic connector manufacturing operations.

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

  We have solicited suppliers and vendors with whom we have a material relationship to determine the readiness of those suppliers and vendors for the Year 2000. Most, but not all, of those vendors have responded and indicated that they do not expect to be materially adversely impacted by Year 2000 problems.

  Expected Costs and Material Risks. Through March 31, 1999, we have incurred approximately $50,000 in direct expenses related to investigating our Year 2000 readiness and Year 2000 problems. We do not maintain a record of internal costs of our personnel in investigating Year 2000 issues. We do not expect that we will incur material additional expenditures in discovering and addressing any Year 2000 problems we may have. However, our review of certain of our manufacturing equipment is ongoing and could result in unexpected expense to repair Year 2000 problems or upgrade machinery.

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

  The sole supplier of the printheads we use in our wide format thermal plotters has assured us of their readiness for the Year 2000. However, our reliance on this sole supplier creates some risk of an interruption in the supply of these parts if this supplier or its shippers have unresolved Year 2000 issues.

  Contingency Plan. With respect to the risks associated with the supplier of printheads for our wide format thermal plotters, we believe we have an adequate supply of inventory of most of these parts to withstand an interruption in the supply of these parts for two to three months. However, we do not have an excess inventory of all printheads used in our widest-format thermal plotter, and any interruption in the supply of those parts could result in lost revenue from our inability to manufacture and fill orders for those plotters. Further, we cannot assure that any interruption in the supply of such parts, if it were to occur, would be temporary.

  The foregoing statements are intended to be and are hereby designated "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Act.

FORWARD LOOKING STATEMENTS

  This Form 10-Q includes "forward-looking" statements which are subject to the "safe harbor" provisions of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included herein, including statements about potential future products and markets, our future financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. Although we believe the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct, and actual results may differ materially from such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations are disclosed below and in our Annual Report on Form 10-K for the year ended September 30, 1998. Further, all written and verbal forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.

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

RELIANCE ON SINGLE SUPPLIER AS TO ONE PRODUCT AND ON OTHER VENDORS

  Many of our products incorporate products or technology supplied by third parties. To the extent we experience any significant supply or quality control problems with our vendors, including those associated with the Year 2000 problem (see "Year 2000 Issues"), those problems could adversely effect our ability to meet future production and sales commitments.

  A Japanese manufacturer unaffiliated with us is currently the only supplier of wide format printheads that we use in our wide format thermal plotters. We believe we maintain an adequate inventory of most of these printheads. However, if this supplier were to discontinue supplying these printheads or was unable or unwilling to supply printheads in sufficient quantity to meet our requirements, our ability to compete in the wide format thermal plotting market could be severely impeded, which could adversely affect our financial performance. In addition, we pay for the printheads in Japanese yen. Accordingly, we are at risk that, due to currency fluctuations, the cost of the printheads to us could increase.

LIMITED MARKET AND CUSTOMER CONCENTRATION

  We market our products to seismic contractors and large, independent and government-owned oil and gas companies. We estimate, based on published industry sources, that fewer than 100 seismic contracting companies are currently operating worldwide (excluding those operating in Russia and the former Soviet Union, India, the People's Republic of China and certain Eastern European countries, where seismic data acquisition activity is difficult to verify). Due to these market factors, a relatively small number of customers have accounted for most of our sales. The loss of a small number of these customers could materially and adversely impact our sales.

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

                          PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On March 1, 1999, we held our Annual Meeting of Stockholders (the "Meeting"). At the Meeting, our stockholders approved an amendment to our 1997 Key Employee Stock Option Plan to increase the number of shares available under the Plan from 425,000 to 625,000. A total of 5,103,248 shares voted for, 11,714 shares voted against and 1,498 shares abstained from voting on this amendment. There were no broker non-votes.

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


                                        OYO GEOSPACE CORPORATION



Date:  May 14, 1999                     By: /s/ Gary D. Owens
                                           ------------------------------
                                              Gary D. Owens, Chairman of
                                             the Board President and Chief
                                                    Executive Officer
                                                (duly authorized officer)




Date:  May 14, 1999                     By:  /s/ Thomas T. McEntire
                                           ------------------------------
                                                 Thomas T. McEntire
                                               Chief Financial Officer
                                            (principal financial officer)