Form 10-Q
period 1999-06-30
OYO GEOSPACE CORP
filed 1999-08-06
CIK 1001115

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 1999

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]      No____

There were 5,501,359 shares of the Registrant's Common Stock outstanding as of the close of business on August 6, 1999.


================================================================================

                                TABLE OF CONTENTS

                                                                         Page
                                                                        Number
PART I.  FINANCIAL INFORMATION                                          ------
------------------------------


  Item 1.  Financial Statements                                            3

  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                    10

PART II.  OTHER INFORMATION
---------------------------

  Item 6.  Exhibits and Reports on Form 8-K                               16

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
OYO Geospace Corporation and Subsidiaries

  We have reviewed the accompanying consolidated balance sheet of OYO Geospace Corporation and Subsidiaries as of June 30, 1999, and the related consolidated statements of operations for the three months and nine months ended June 30, 1999 and 1998, and the consolidated statements of cash flows for the nine months ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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



                                              /s/ PricewaterhouseCoopers LLP


Houston, Texas
July 23, 1999

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                         ASSETS                             JUNE 30, 1999    SEPTEMBER 30, 1998
                                                            --------------   -------------------
                                                             (unaudited)
Current assets:
  Cash and cash equivalents..............................         $   868               $ 3,970
  Trade accounts and notes receivable, net...............           8,618                11,946
  Inventories............................................          22,264                19,660
  Deferred income tax....................................           2,114                 1,827
  Prepaid expenses and other.............................           1,957                   783
                                                                  -------               -------

     Total current assets................................          35,821                38,186

Rental equipment, net....................................           1,734                 2,615
Property, plant and equipment, net.......................          17,670                16,763
Goodwill and other intangible assets, net................           5,697                 4,510
Deferred income tax......................................             818                   818
Other assets.............................................             121                   396
                                                                  -------               -------

     Total assets........................................         $61,861               $63,288
                                                                  =======               =======

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt and notes payable....         $   581               $    38
  Accounts payable.......................................           1,228                 5,516
  Accrued expenses and other.............................           2,412                 5,276
  Income tax payable.....................................             385                   506
                                                                  -------               -------

     Total current liabilities...........................           4,606                11,336

Long-term debt...........................................           4,229                   956
Deferred income tax......................................           1,918                 1,613
                                                                  -------               -------

     Total liabilities...................................          10,753                13,905
                                                                  -------               -------

Commitments and contingencies............................               -                     -

Stockholders' equity:
  Preferred stock........................................               -                     -
  Common stock...........................................              55                    54
  Additional paid-in capital.............................          29,898                29,280
  Retained earnings......................................          22,968                22,228
  Accumulated other comprehensive income.................            (522)                 (509)
  Unearned compensation-restricted stock awards..........          (1,291)               (1,670)
                                                                  -------               -------

     Total stockholders' equity..........................          51,108                49,383
                                                                  -------               -------

     Total liabilities and stockholders' equity..........         $61,861               $63,288
                                                                  =======               =======

   The accompanying notes are an integral part of the consolidated financial statements.

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)
                                  (unaudited)


                                                         THREE MONTHS ENDED                NINE MONTHS ENDED
                                                   ------------------------------   -------------------------------
                                                   JUNE 30, 1999    JUNE 30, 1998   JUNE 30, 1999    JUNE 30, 1998
                                                   --------------   -------------   --------------   --------------

Sales                                                 $    9,564       $   18,484      $   32,773       $   50,047
Cost of sales                                              5,773           11,057          19,317           29,161
                                                      ----------       ----------      ----------       ----------

Gross profit                                               3,791            7,427          13,456           20,886

Operating expenses:
  Selling, general and administrative                      2,252            3,086           7,770            8,921
  Research and development                                 1,401            1,833           4,627            3,854
                                                      ----------       ----------      ----------       ----------

     Total operating expenses                              3,653            4,919          12,397           12,775
                                                      ----------       ----------      ----------       ----------

Income from operations                                       138            2,508           1,059            8,111

Other income (expense):
  Interest expense                                           (97)               -            (258)             (28)
  Interest income                                             35               86             134              300
  Other, net                                                 (41)              65             (75)             180
                                                      ----------       ----------      ----------       ----------

     Total other income (expense), net                      (103)             151            (199)             452
                                                      ----------       ----------      ----------       ----------

Income before income tax expense (benefit)                    35            2,659             860            8,563

Income tax expense (benefit)                                (168)             816             120            2,997
                                                      ----------       ----------      ----------       ----------

Net income                                            $      203       $    1,843      $      740       $    5,566
                                                      ==========       ==========      ==========       ==========

Basic earnings per share                                   $0.04            $0.35           $0.14            $1.12
                                                      ==========       ==========      ==========       ==========

Diluted earnings per share                                 $0.04            $0.34           $0.14            $1.10
                                                      ==========       ==========      ==========       ==========

Weighted average shares outstanding - Basic            5,402,642        5,309,790       5,377,929        4,991,798

Weighted average shares outstanding - Diluted          5,468,062        5,438,377       5,441,141        5,082,983

   The accompanying notes are an integral part of the consolidated financial statements.

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                 NINE MONTHS      NINE MONTHS
                                                                    ENDED            ENDED
                                                                JUNE 30, 1999    JUNE 30, 1998
                                                                --------------   --------------

Cash flows from operating expenses:
 Net income..................................................         $   740         $  5,566
 Adjustments to reconcile net income to net cash used
   in operating activities:
   Deferred income tax.......................................              37             (874)
   Depreciation and amortization.............................           2,778            1,747
   Amortization of restricted stock awards...................             387              241
   Bad debt expense..........................................             642              109
   Effects of changes in operating assets and liabilities:
   Trade accounts and notes receivable.......................           3,373           (8,100)
   Inventories...............................................            (856)          (2,575)
   Prepaid expenses and other assets.........................            (311)            (503)
   Accounts payable..........................................          (5,081)           3,508
   Accrued expenses and other................................          (3,084)             184
   Income tax payable........................................            (122)            (156)
                                                                      -------         --------

     Net cash used in operating activities...................          (1,497)            (853)
                                                                      -------         --------

Cash flows from investing activities:
 Capital expenditures........................................          (3,049)          (9,426)
 Purchase of business, net of cash acquired..................          (1,259)          (2,688)
 Proceeds from sale of equipment.............................             753              249
                                                                      -------         --------

     Net cash used in investing activities...................          (3,555)         (11,865)
                                                                      -------         --------

Cash flows from financing activities:
 Net proceeds from initial public offering...................               -           14,627
 Proceeds from long-term debt and notes payable..............           9,500            1,000
 Repayment of long-term debt and notes payable...............          (7,577)          (2,407)
                                                                      -------         --------

     Net cash provided by financing activities...............           1,923           13,220
                                                                      -------         --------

Effect of exchange rate changes on cash......................              27              (54)
                                                                      -------         --------

Increase (decrease) in cash and cash equivalents.............          (3,102)             448

Cash and cash equivalents, beginning of period...............           3,970            2,488
                                                                      -------         --------

Cash and cash equivalents, end of period.....................         $   868         $  2,936
                                                                      =======         ========

       The accompanying notes are an integral part of the consolidated financial statements.

                  OYO GEOSPACE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

  The consolidated balance sheet of OYO Geospace Corporation and its subsidiaries (the "Company") at September 30, 1998, has been derived from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 1999, and the consolidated statements of operations for the three months and nine months ended June 30, 1999 and 1998, and the consolidated statements of cash flows for the nine months ended June 30, 1999 and 1998, have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the three months and nine months ended June 30, 1999, are not necessarily indicative of the operating results for a full year or of future operations.

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

2.   EARNINGS PER COMMON SHARE

  The following table summarizes the calculation of net earnings and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings per share:

                                                       THREE MONTHS ENDED               Nine months Ended
                                                  -----------------------------   -----------------------------
                                                  JUNE 30, 1999   JUNE 30, 1998   JUNE 30, 1999   JUNE 30, 1998
                                                  -------------   -------------   -------------   -------------

  Net earnings available to common
    stockholders (in thousands)                      $      203      $    1,843      $      740      $    5,566
                                                     ==========      ==========      ==========      ==========

  Weighted average common shares outstanding          5,402,642       5,309,790       5,377,929       4,991,798
  Weighted average common share equivalents
    outstanding                                          65,420         128,587          63,212          91,185
                                                     ----------      ----------      ----------      ----------

  Weighted average common shares and common
     share equivalents outstanding                    5,468,062       5,438,377       5,441,141       5,082,983
                                                     ==========      ==========      ==========      ==========

  Basic earnings per common share                    $     0.04      $     0.35      $     0.14      $     1.12
                                                     ==========      ==========      ==========      ==========

  Diluted earnings per common share                  $     0.04      $     0.34      $     0.14      $     1.10
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

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                                      THREE MONTHS ENDED                NINE MONTHS ENDED
                                                ------------------------------   -------------------------------
                                                JUNE 30, 1999   JUNE 30, 1998    JUNE 30, 1999    JUNE 30, 1998
                                                -------------   --------------   --------------   --------------

  Net income                                             $203          $1,843             $740           $5,566

  Foreign currency translation adjustments                 43            (182)             (13)            (284)
                                                         ----          ------             ----           ------

  Total comprehensive income                             $246          $1,661             $727           $5,282
                                                         ====          ======             ====           ======

4.   INVENTORIES

  Inventories consisted of the following (in thousands):

                            JUNE 30, 1999   SEPTEMBER 30, 1998
                            -------------   ------------------

       Finished goods             $ 3,391              $ 3,282
       Work in process              3,302                3,686
       Raw materials               15,571               12,692
                                  -------              -------

                                  $22,264              $19,660
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

7.  SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES

  During the nine months ended June 30, 1999, the Company increased its common stock and additional paid-in capital by approximately $0.6 million through the issuance of common stock in connection with the acquisition of certain assets of LTI.

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

  Demand for our products used in the acquisition and processing of seismic data is dependent primarily upon the level of worldwide oil and gas exploration activity. That activity, in turn, is dependent primarily upon the stability of prevailing oil and gas prices. In late 1997 and throughout 1998, oil prices declined rapidly and, as a result of recent production quotas imposed by OPEC nations, have subsequently returned to more moderate levels. The rapid decline in oil prices throughout 1998 forced most major oil companies to significantly reduce their exploration budgets in 1999 which, in turn, caused most seismic contractors (our primary customers) to significantly reduce the number of operational crews performing seismic related activities. The crew reduction resulted in large amounts of under utilized or idle seismic equipment in the market place. As a result, we have experienced a decline in demand for most of our seismic products. Until the number of operational seismic crews increases significantly and until idle seismic equipment is again utilized, our seismic equipment sales may continue to decline. If oil and gas prices return to lower levels in future periods, our sales may continue to decline. However, as it is impossible to predict future oil and gas price movements with certainty, no assurance can be given as to the level of future demand for our products.

  As a result of the industry factors referred to above, many of our customers are experiencing lower revenues and liquidity challenges. From time to time we extend credit to certain of our customers, and our credit risks increase when our customers face a difficult business environment. As discussed below under "Liquidity and Capital Resources" and "Forward Looking Statements-Credit Risks of Customer Financing", current industry conditions could result in additional bad debt expense in future periods.

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

RESULTS OF OPERATIONS

  The following table sets forth for the three months and nine months ended June 30, 1999 and 1998, the percentage of certain statement of operations items to total sales:

                                                     THREE MONTHS ENDED JUNE 30,     NINE MONTHS ENDED JUNE 30,
                                                    -----------------------------   ----------------------------
                                                        1999            1998            1999            1998
                                                    -------------   -------------   -------------   ------------
Sales                                                      100.0%          100.0%          100.0%         100.0%
Cost of sales                                               60.4%           59.8%           58.9%          58.3%
Gross profit                                                39.6%           40.2%           41.1%          41.7%
Selling, general and administrative                         23.5%           16.7%           23.8%          17.8%
Research and development                                    14.7%            9.9%           14.1%           7.7%
Income from operations                                       1.4%           13.6%            3.2%          16.2%
Other income (expense), net                                (1.0)%            0.8%          (0.6)%           0.9%
Income before income tax expense (benefit)                   0.4%           14.4%            2.6%          17.1%
Income tax expense (benefit)                               (1.7)%            4.4%            0.3%           6.0%
Net income                                                   2.1%           10.0%            2.3%          11.1%

Fiscal Year 1999 Compared to Fiscal Year 1998.

  Sales for the three months and nine months ended June 30, 1999 decreased $8.9 million, or 48.3%, and $17.3 million, or 34.5%, from the corresponding periods of the prior year. The decrease in sales was primarily due to a decline in product demand and competitive pricing pressures associated with our land-based seismic products, principally resulting from the decline in worldwide oil and gas exploration activity. The decrease in sales resulting from our land-based seismic products was partially offset by an increase in sales of our products which are targeted at markets outside the seismic industry.

  Cost of sales for the three months and nine months ended June 30, 1999 decreased $5.3 million, or 47.8%, and $9.8 million, or 33.8%, from the corresponding period of the prior year. Cost of sales increased as a percentage of total sales to 60.4% and 58.9% in the three months and nine months ended June 30, 1999 from 59.8% and 58.3% in the corresponding periods of the prior year. This percentage increase was generally attributable to decreased manufacturing efficiencies as a result of the lower sales volume and competitive pricing pressures associated with our land-based seismic products during the three months and nine months ended June 30, 1999. This percentage increase was partially offset by higher gross profit margins on certain of our marine products. We could experience significantly lower gross profit margins if our sales continue to decline or if our sales mix contains a lesser percentage of marine products, which generally have higher gross profit margins.

  Selling, general and administrative expenses for the three months and nine months ended June 30, 1999 decreased $0.8 million, or 27.0%, and $1.2 million, or 12.9%, from the corresponding periods of the prior year. Such decreases were the result of our efforts to reduce costs in response to industry conditions. These cost reductions were partially offset by increases in bad debt expense resulting from the difficult business environment facing our customers.
Selling, general and administrative expenses increased as a percentage of total sales to 23.5% and 23.8% in the three months and nine months ended June 30, 1999 from 16.7% and 17.8% in the corresponding periods of the prior year, primarily reflecting the impact of fixed general and administrative expenses over a decline in sales.

  Research and development expenses for the three months ended June 30, 1999 decreased $0.4 million, or 23.6%, from the corresponding period of the prior year, principally resulting from cost reductions and a decrease in the cost of materials and supplies consumed in product development activities. Research and development expenses for the nine months ended June 30, 1999 increased $0.8 million, or 20.1%, from the corresponding period of the prior year, principally resulting from an overall increase in activities targeted at new product development. Research and development expenses increased as a percentage of total sales to 14.7% and 14.1% in the three months and nine months ended June 30, 1999 from 9.9% and 7.7% in the corresponding periods of the prior year, reflecting both an increase in expenditures along with a decline in sales.

  Our effective tax rate for the three months ended June 30, 1999 was a benefit of 480.0% compared to an expense of 30.7% for the corresponding period of the prior year. The effective tax rate for the nine months ended June 30, 1999 was 14.0% compared to 35.0% for the corresponding period of the prior. The results for the quarter included a nonrecurring tax benefit relating to utilization of tax credits and other attributes from prior years. The effective tax rate for the three and nine months ended June 30, 1999 would be 35.0% if the effect of the tax credits and other attributes are excluded.

LIQUIDITY AND CAPITAL RESOURCES

  At June 30, 1999, we had $0.9 million in cash and cash equivalents. For the nine months ended June 30, 1999, we used $1.5 million of cash in operating activities principally resulting from an increase in inventories and from a decrease in accounts payable and accrued expenses. The decrease in accrued expenses is primarily attributable to the payment of fiscal 1998 incentive compensation. These uses of cash were offset by our net income, adjustments for noncash expenses and a decrease in trade accounts and notes receivable.

  For the nine months ended June 30, 1999, we used approximately $3.6 million of cash in investing activities, including $3.0 million in capital expenditures and $1.3 million associated with the acquisition of certain assets of LTI, Inc. and its Canadian subsidiary (together, "LTI"). We estimate that total capital expenditures in fiscal 1999 will not exceed $5.0 million.

  For the nine months ended June 30, 1999, we generated $1.9 million of cash from financing activities, principally resulting from a $3.5 million increase in long-term mortgage notes payable and $0.4 million of net borrowings under our credit facility offset by the repayment of $1.9 million of long-term debt assumed in connection with the LTI asset acquisition.

  Current industry conditions have increased our credit risks as our customers face a difficult business environment. In the nine months ended June 30, 1999, we increased our bad debt allowance through the addition of approximately $0.6 million of bad debt expense. Although we believe this allowance is a fair representation of our credit risk with respect to outstanding receivables, we can not assure you that this allowance will be adequate to cover every potential bad debt exposure. In addition, current industry conditions could result in additional bad debt expense in future periods.

  We have a working capital line of credit, under which we are able to borrow up to $10.0 million. This credit facility expires in June 2000 and is collateralized by our accounts receivable and inventory. The credit facility prohibits us from paying cash dividends on our common stock, limits our capital expenditures, limits our additional indebtedness to $7.5 million, requires us to maintain certain financial ratios and contains other covenants customary in transactions of this type. There was $0.4 million outstanding at June 30, 1999 under the credit facility, leaving borrowing availability at $9.6 million. The credit facility will expire in less than one year; therefore, the $0.4 million outstanding has been classified as a current liability.

  We obtained a $3.5 million mortgage loan in December 1998 collateralized by one of our manufacturing facilities. This mortgage loan bears interest at 7.0% per annum and matures in December 2013.

  We believe that the combination of cash flow from operations and borrowing availability under our credit facility should provide us with sufficient capital resources and liquidity to fund our planned operations through fiscal 1999. However, there can be no assurance that these sources of capital will be sufficient to support our capital requirements in the long-term, and we may be required to issue additional debt or equity securities in the future to meet our capital requirements.

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

RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and is not expected to have a material impact on the Company's financial statements.

YEAR 2000 ISSUES

  The "Year 2000 problem" is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations in affected computer and operational systems.

  State of Readiness. We have substantially completed a program of upgrading our internal accounting and manufacturing software (information technology systems) to make those systems more efficient and compatible company-wide (the "Upgrade"). The suppliers of substantially all of the software we use for financial purposes following the Upgrade have informed us that all of those suppliers' software is Year 2000 compliant. We are in the process of testing our hardware and software systems for potential Year 2000 problems. The testing and necessary enhancements should be completed prior to September 30, 1999.

  Further, we are in the process of reviewing the operational computers built into certain of our manufacturing equipment, such as milling machines and lathes (non-information technology), to determine whether or not that equipment may be effected by the Year 2000 problem. We have received assurances from the manufacturers of this equipment that its operation will not be effected by the Year 2000.

  We have solicited suppliers and vendors with whom we have a material relationship to determine the readiness of those suppliers and vendors for the Year 2000. Most, but not all, of those vendors have responded and indicated that they do not expect to be materially adversely impacted by Year 2000 problems.

  Expected Costs and Material Risks. Through June 30, 1999, we have incurred approximately $50,000 in direct expenses related to investigating our Year 2000 readiness and Year 2000 problems. We do not maintain a record of internal costs of our personnel in investigating Year 2000 issues. We do not expect that we will incur material additional expenditures in discovering and addressing any Year 2000 problems we may have. However, our review of certain of our manufacturing equipment is ongoing and could result in unexpected expense to repair Year 2000 problems or upgrade machinery.

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

  Contingency Plan. With respect to the risks associated with the supplier of printheads for our wide format thermal plotters, we believe we have an adequate supply of inventory of most of these parts to withstand an interruption in the supply of these parts for two to three months. However, we do not have an excess inventory of all printheads used in our widest-format thermal plotter, and any interruption in the supply of those parts could result in lost revenue from our inability to manufacture and fill orders for those plotters. Further, we cannot assure that any interruption in the supply of such parts, if it were to occur, would be temporary. Excluding printheads for our wide format thermal printers, we typically have alternative suppliers available for the necessary parts and supplies. We have some "off-the shelf" software such as computer-assisted drafting and design products that we believe could be easily purchased and installed if potential problems arise.

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

  Oil and gas prices have recently recovered from significantly lower levels. The recent volatility in oil and gas prices resulted in a reduction of worldwide oil and gas exploration activities which, in turn, has decreased demand for our products. Continued low demand for our products could materially and adversely affect our results of operations and liquidity.

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

10.1 First Amendment to Business Loan Agreement, dated March 18, 1999, made by and between the Company and Bank of America.

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


                                       OYO GEOSPACE CORPORATION



Date:  August 6, 1999                  By:     /s/ Gary D. Owens
                                          -------------------------------------
                                          Gary D. Owens, Chairman of the Board
                                          President and Chief Executive Officer
                                               (duly authorized officer)





Date:  August 6, 1999                  By:      /s/ Thomas T. McEntire
                                          --------------------------------------
                                                   Thomas T. McEntire
                                                 Chief Financial Officer
                                              (principal financial officer)