Form 10-K405
period 1999-09-30
OYO GEOSPACE CORP
filed 1999-12-08
CIK 1001115

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended September 30, 1999

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No____
    -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X
                             -----

There were 5,501,359 shares of the Registrant's Common Stock outstanding as of the close of business on December 6, 1999. The aggregate market value of the Registrant's Common Stock held by non-affiliates was approximately $32 million (based upon the closing price of $13.63 on December 6, 1999, as reported by the NASDAQ Stock Market, Inc.).

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Registrant's 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

===============================================================================

                                    PART I


Item 1. Business

Company and Seismic Industry Overview

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

  Marine seismic data acquisition is conducted primarily by large ocean-going vessels that tow long seismic cables known as "streamers". Usually, the energy source in marine seismic data acquisition is an airgun, and the reflected seismic waves are received and measured by hydrophones, which are attached to the streamers. The streamers then transmit the electrical impulses back to the vessel via telemetric cable included within the streamers, and the seismic data is then processed in much the same manner as it is on land.

  The seismic data acquisition industry suffered a substantial downturn in fiscal 1999, which adversely impacted our operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Industry Overview and Market Trends and Outlook".

Products

  Our seismic product lines currently include geophones and hydrophones, including multi-component geophones and hydrophones, seismic leader wire, geophone string connectors, seismic telemetry cable, high definition reservoir characterization products and services, thermal imaging products, marine seismic cable retrieval devices and small data acquisition systems targeted at niche markets. Our seismic products are compatible with most major seismic data acquisition systems currently in use. We believe that our seismic products are among the most technologically advanced instruments and equipment available for seismic data acquisition.

  We recently introduced seismic data acquisition products for use downhole. These products are lowered into a borehole and provide both the energy source and the sensing devices for high definition seismic data acquisition. We expect to incur significant future research and development expenditures aimed at the development of additional seismic acquisition products and services used for high definition reservoir characterization.

  Our products used in marine seismic data acquisition include our patented marine seismic cable retrieval devices. Occasionally, streamers are severed and become disconnected from the vessel as a result of inclement weather, vessel traffic or human or technological error. Our seismic cable retrieval devices, which are attached to the streamers, contain an air bag that is designed to inflate automatically at a given depth, bringing the severed cable to the surface. This can save the seismic contractor significant time and money over the alternative of losing the seismic cable. We are also developing seismic streamer "birds", which are rudderlike or finlike devices that attach to the streamer which help maintain the streamer at a certain desired depth as it is towed through the water.

  We also have adapted our thermal imaging technology, which we originally developed for the seismic industry, for commercial applications in the newsprint, silkscreen and corrugated printing industries. We believe that our wide format thermal printers, which use dry film technology developed in conjunction with a film manufacturer, are a cost-effective alternative to conventional equipment. We expect to continue our research and development activities to expand the markets for our thermal imaging products and to increase the image clarity of our products. Thermal imaging and related products used for commercial applications accounted for approximately 24% of our sales in fiscal 1999.

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

  We believe that the principal competitive factors in the seismic instruments and equipment market are technological superiority, product durability and reliability and customer service and support. Price and product delivery are also important considerations for customers and pricing terms may become more significant during an industry downturn. These factors can be offset by a customer's preference for standardization. In general, particular customers prefer to standardize geophones and hydrophones, particularly if they are used by a single seismic crew or multiple crews that can support each other. This is a factor in the ability of a geophone or hydrophone manufacturer to gain market share from other such manufacturers.

  A key competitive factor for seismic instruments and equipment is durability under harsh field conditions. Instruments and equipment must not only meet rigorous technical specifications regarding signal integrity and sensitivity, but must also be extremely rugged and durable to withstand the rigors of field use, often in harsh environments.

  With respect to our marine seismic data products, we know of no other company that manufactures a product similar to our patented seismic streamer retrieval device. Our primary competitor in the manufacture of birds is Input/Output, Inc.

  We believe that our primary competitor in the seismic plotter industry is Veritas DGC, Inc. The primary competitors for the commercial graphics market are Xante, Gerber Scientific and EcoPro Imaging.

  The primary competitors for downhole high definition seismic data acquisition services are Baker Atlas, Schlumberger and Tomoseis.

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

Suppliers

  A Japanese manufacturer unaffiliated with us is currently the only supplier of wide format printheads that we use in our wide format thermal plotters. Recently, we have returned a significant quantity of these products to the manufacturer for testing and quality assurance review. We believe we maintain an adequate inventory of these printheads to continue production for two to three months. However, if this supplier were to discontinue supplying these printheads or was unable or unwilling to supply printheads in sufficient quantity to meet our requirements, our ability to compete in the wide format thermal plotting market could be severely impeded.

  We are not presently experiencing any other supply or quality control problems with our suppliers. However, these problems, if they develop, could have a significant effect on our ability to meet future production and sales commitments.

Product Manufacturing

  Our manufacturing and product assembly operations consist of machining or molding the necessary component parts, configuring these parts along with components received from various vendors and assembling a final product. Upon completion, we test the final products to the functional and environmental extremes of product specifications and inspect the products for quality assurance. Because we normally manufacture and ship based on customer orders, we typically maintain no significant inventory of finished goods.

Markets and Customers

  Our principal customers are seismic contractors and major, independent and government owned oil and gas companies that either operate their own seismic crews or specify seismic instrument and equipment preferences to contractors.
In addition to the seismic industry, we sell our wide format thermal plotters for use in the newsprint, silkscreen and corrugated printing industries. To date, we have sold these products primarily to equipment distributors that focus on these industries.

Intellectual Property

  We seek to protect our intellectual property by means of patents, trademarks, trade secrets and other measures. Although we do not consider any single patent essential to our success, we consider our patent regarding our marine seismic cable retrieval devices to be of significant value to us. This patent is scheduled to expire in 2008.

Employees

  As of November 30, 1999, we employed approximately 351 people on a full-time basis, of whom approximately 324 were employed in the United States. We have never experienced a work stoppage and consider our relationship with our employees to be satisfactory. None of our employees are unionized.

Item 2. Properties

  We conduct operations at the following locations:

                                                Approximate
       Location                 Owned/Leased  Square Footage       Use
       --------                 ------------  --------------     --------
                                                                 C>

Houston, Texas                      Owned         78,000            Manufacturing
Houston, Texas                      Leased        58,000            Manufacturing
Houston, Texas                      Leased        34,000            Manufacturing
Houston, Texas                      Owned         18,000            Manufacturing
Stafford, Texas                     Owned         20,000            Headquarters and
                                                                    research and development
Calgary, Alberta, Canada            Owned         21,000            Sales and service
Luton, Bedfordshire, England        Owned          8,000            Sales and service

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

Item 4. Submission of Matters to and Vote of Security Holders

  None.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  Our common stock began trading on the Nasdaq National Market on November 20, 1997, under the symbol "OYOG". Before that time, there was no market for our common stock. On November 30, 1999, there were approximately 66 holders of record of our common stock.

  The following table presents the range of high and low bid quotations for our common stock during the two years ended September 30, 1999, as reported by The Nasdaq Stock Market, Inc.

Year Ended September 30, 1999:                             Low            High
------------------------------                           --------       --------
First Quarter.........................................    $ 7 3/4        $16 1/4
Second Quarter........................................      6 3/4          9 5/8
Third Quarter.........................................      7 3/4             14
Fourth Quarter........................................         10         14 5/8


Year Ended September 30, 1998:                             Low           High
--------------------------------                         --------       --------
First Quarter.........................................    $14 7/8        $19 3/4
Second Quarter........................................     15 1/2         23 1/4
Third Quarter.........................................     19 7/8         34 1/8
Fourth Quarter........................................     13 1/2         30 1/2

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

                                                                     Year Ended September 30,
                                                ------------------------------------------------------------------
                                                   1999         1998           1997          1996         1995
                                                -----------  -----------  --------------  -----------  -----------
                                                        (in thousands, except share and per share amounts)
Statement of Operations Data:
Sales.........................................  $   42,031   $   65,823      $   41,049   $   30,878   $   32,615
Cost of sales.................................      25,536       38,425          24,239       17,278       18,909
                                                ----------   ----------      ----------   ----------   ----------
Gross profit..................................      16,495       27,398          16,810       13,600       13,706
Operating expenses:
 Selling, general and administrative..........       9,194       11,934           8,183        6,729        5,854
 Research and development.....................       6,246        5,621           2,392        1,959        1,988
 Bad debt expense (recovery) (1)..............         488          (97)         (4,327)       2,860        1,013
                                                ----------   ----------      ----------   ----------   ----------
Total operating expenses......................      15,928       17,458           6,248       11,548        8,855
                                                ----------   ----------      ----------   ----------   ----------
Income from operations........................         567        9,940          10,562        2,052        4,851
Other income (expense), net...................          84          326              63         (466)        (931)
                                                ----------   ----------      ----------   ----------   ----------
Income before income taxes....................         651       10,266          10,625        1,586        3,920
Income  tax expense (benefit).................        (187)       3,592           4,003          577        1,579
                                                ----------   ----------      ----------   ----------   ----------
Net income....................................  $      838   $    6,674      $    6,622   $    1,009   $    2,341
                                                ==========   ==========      ==========   ==========   ==========
Basic earnings per share......................  $     0.16   $     1.32      $     1.66   $      .25   $      .59
                                                ==========   ==========      ==========   ==========   ==========
Diluted earnings per share....................  $     0.15   $     1.29      $     1.66   $      .25   $      .59
                                                ==========   ==========      ==========   ==========   ==========
Weighted average shares outstanding - Basic...   5,384,530    5,072,262       4,000,000    4,000,000    4,000,000
Weighted average share outstanding - Diluted..   5,449,404    5,166,756       4,000,000    4,000,000    4,000,000

Other Financial Data:
Depreciation and amortization.................  $    4,319   $    2,803      $    1,470   $    1,025   $      891
Capital expenditures..........................       3,656       11,953           6,396        2,063        1,391

                                                                         As of September 30,
                                                -----------------------------------------------------------------
                                                   1999         1998            1997         1996         1995
                                                ----------   ----------      ----------   ----------   ----------
                                                                           (in thousands)
Balance Sheet Data:
Working capital...............................  $   32,339   $   26,850      $   16,140   $   10,718   $    9,266
Total assets..................................      63,419       63,288          35,078       26,272       24,259
Short-term debt...............................         169           38           1,500        3,124        2,932
Long-term debt................................       4,182          956              --        7,919        7,818
Stockholder's equity..........................      51,398       49,383          25,100        8,628        6,241

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following is management's discussion and analysis of the major elements of our consolidated financial statements. You should read this discussion and analysis together with our consolidated financial statements and accompanying notes and other detailed information appearing elsewhere in this Form 10-K. Our discussion of our financial condition and results of operations includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on assumptions that we consider to be reasonable, but that could prove to be incorrect. For more information regarding our assumptions, you should refer to "Forward-Looking Statements".

Industry Overview and Market Trends and Outlook

  We design and manufacture instruments and equipment used in the acquisition and processing of seismic data for the oil and gas industry and for the commercial graphics industry worldwide. Fiscal 1999 was a particularly challenging year for the seismic industry as low oil and gas prices delayed land exploration activities and caused seismic contractors to consolidate crews and stack equipment. We believe the recent improvement in oil and gas prices should result in an increase in geophysical activity in fiscal 2000, but we expect that the industry will continue to be cautious until it becomes apparent that oil and gas prices have stabilized at levels adequate to sustain profitability.

  Demand for our products used in the acquisition and processing of seismic data is dependent primarily upon the level of worldwide oil and gas exploration activity. That activity, in turn, is dependent primarily upon the stability of prevailing oil and gas prices. After a volatile and generally depressed price environment in 1998, oil prices opened fiscal 1999 at moderate levels and dropped sharply. The West Texas Intermediate Crude index (the "WTI Index") reached nearly $16 per barrel on September 30, 1998, and fell sharply in October and November to remain between $10 and $12 per barrel throughout the winter. This rapid decline in oil prices forced most major oil companies to significantly reduce their exploration budgets in 1999 which, in turn, caused most seismic contractors (our primary customers) to significantly reduce the number of operational crews performing seismic related activities. This crew reduction resulted in large amounts of under utilized or idle seismic equipment in the market place. As a result, we have experienced a decline in demand for most of our seismic products.

  Beginning in March 1999, oil prices rose steadily, in part as a result of production quotas imposed by OPEC nations, with the WTI Index breaking $25 per barrel in late September 1999. However, these commodity price increases have not yet resulted in a recovery of demand for our products in the seismic marketplace. Until the number of operational seismic crews increases significantly and until idle seismic equipment is again utilized, we believe our seismic equipment sales may continue to decline. Further, if oil and gas prices return to lower levels, our sales may continue to decline.

  Many of our customers have suffered from lower revenues and experienced liquidity challenges resulting from the economic difficulties throughout our industry. From time to time we extend credit to certain of our customers, and our credit risks increase when our customers face a difficult business environment. Recent industry conditions resulted in increased bad debt expense in fiscal 1999 and could result in additional bad debt expense in future periods.

  The recent industry environment has resulted in, and may continue to result in, competitive pricing pressures on our land-based seismic products. We intend to respond competitively to these market forces in order to maintain, or improve, our market share. In addition, the recent industry environment has resulted in, and may continue to result in, a greater percentage of our sales being attributable to products that historically have provided lower gross profit margins. Further, as overall sales decrease, our manufacturing costs per unit increase as fixed costs are allocated over fewer units. The combination of these factors may result in lower gross profit margins in future periods.

  Despite lower demand for our products throughout fiscal 1999, we continued our efforts toward the development of new products and services that should perform well as market conditions improve, including our new high-definition reservoir characterization products and services. In addition, we have seen notable increases in demand for our commercial graphics products that we believe should continue in the new fiscal year.

Acquisitions and Corporate Restructuring

  On February 3, 1998, the Company acquired 100% of the outstanding common stock of JRC/Concord Technologies, Inc. ("Concord") as well as certain related intellectual property for $6.4 million, consisting of cash of $3.6 million and the issuance of 159,120 shares of the Company's common stock valued at $2.8 million. Concord designs and manufactures equipment used in connection with deepwater marine seismic surveys.

  On November 30, 1998, we acquired substantially all of the assets of LTI, Inc. and its Canadian subsidiary (together, "LTI") for approximately $1.8 million.
In connection with that acquisition, we issued 55,659 shares of our common stock valued at $0.6 million and paid approximately $1.3 million of cash. The operations of LTI included the design and manufacture of land and marine seismic connectors, which we combined with our existing seismic connector manufacturing operations.

  In June 1999, we merged the manufacturing facilities of our land seismic connectors and land seismic equipment business. This restructuring allowed us to address our excess capacity issues in the down market by reducing our workforce. This restructuring, together with additional cost-saving measures, resulted in manufacturing and operating expense cost savings in the second half of fiscal 1999 as compared to the same period in fiscal 1998.

  To begin fiscal 2000, we formed a new wholly-owned subsidiary, Geospace Engineering Resources, Inc., to commercialize downhole products and services for high-definition reservoir characterization that we have developed since our initial public offering in the first quarter of fiscal 1998. Although we expect modest results in this arena in fiscal 2000, we believe this is a significant future growth opportunity for us.

Results of Operations

  The following table sets forth for the fiscal years ended September 30, 1999, 1998 and 1997, the percentage of certain income statement items to total sales:

                                                               1999         1998            1997
                                                            ---------     --------        ----------
   Sales.............................................         100.0%         100.0%           100.0%
   Cost of sales.....................................          60.8           58.4             59.0
   Gross profit......................................          39.2           41.6             41.0
   Selling, general and administrative...............          21.9           18.1             19.9
   Research and development..........................          14.9            8.5              5.8
   Bad debt expense (recovery).......................           1.1           (0.1)           (10.4)
   Income from operations............................           1.3           15.1             25.7
   Other income (expense), net.......................           0.2            0.5              0.2
   Income before income taxes........................           1.5           15.6             25.9
   Income tax expense (benefit)......................          (0.5)           5.5              9.8
   Net income........................................           2.0           10.1             16.1

Year Ended September 30, 1999 Compared to Year Ended September 30, 1998.

  Sales for fiscal year 1999 decreased $23.8 million, or 36%, from fiscal year 1998, primarily as a result of sharply reduced demand for our land-based seismic products. This decrease was partially offset by an increase in sales of our marine-based seismic products and thermal imaging products targeted outside the seismic industry.

  Cost of sales for fiscal year 1999 decreased $12.9 million, or 34%, from fiscal year 1998, primarily as a result of reduced sales. Cost of sales increased as a percentage of total sales to 60.8% in fiscal year 1999 from 58.4% in fiscal year 1998. This percentage increase was generally attributable to decreased manufacturing efficiencies as a result of the lower sales volume and competitive pricing pressures associated with our land-based seismic products. This percentage increase was partially offset by higher gross profit margins on certain of our marine products. We could experience significantly lower gross profit margins if our sales continue to decline or if our sales mix contains a lesser percentage of marine products, which generally have higher gross profit margins.

  Selling, general and administrative expenses for fiscal year 1999 decreased $2.7 million, or 23%, from fiscal year 1998, primarily as a result of cost-saving measures. Selling, general and administrative expenses increased as a percentage of total sales to 21.9% in fiscal year 1999 from 18.1% in fiscal year 1998, principally reflecting the impact of fixed expenses over a lower sales volume.

  Research and development expenses for fiscal year 1999 increased $0.6 million, or 11%, from fiscal year 1998, principally resulting from the increase in research and development expenditures targeted at the development of our high-definition reservoir characterization products. Research and development expenses increased as a percentage of total sales to 14.9% in fiscal year 1999 from 8.5% in fiscal year 1998, reflecting both the increase in spending and lower sales volume.

  Bad debt expense (recovery) increased $0.6 million from fiscal 1998, primarily due to the increased credit risk resulting from the business climate faced by our customers, including two customers that sought bankruptcy protection during fiscal 1999 and the benefit recognized in fiscal 1998 from bad debt recoveries of $0.2 million. Bad debt expense (recovery) increased as a percentage of total sales to 1.1% in fiscal year 1999 from (0.1)% in fiscal 1998.

  Other income (expense), net decreased $0.2 million, or 74%, from fiscal 1998 and decreased as a percentage of total sales to 0.2% in fiscal year 1999 from 0.5% in fiscal year 1998, primarily as a result of increased interest expense partially offset by net gains on the sale of surplus real estate.

  We recorded a net benefit of $0.2 million for income taxes in fiscal 1999. The net benefit includes a $0.3 million tax benefit resulting from the resolution of contingent tax matters and the recognition of tax credits and other attributes from prior years. Our effective tax rate for fiscal year 1999 was (28.7)% compared to 35.0% in fiscal year 1998. Excluding the impact of the tax benefits, our effective tax rate for fiscal 1999 would have been 19% compared to 35% for fiscal 1998.

Year Ended September 30, 1998 Compared to Year Ended September 30, 1997.

  Sales for fiscal year 1998 increased $24.8 million, or 60%, from fiscal year 1997, primarily as a result of increased demand for our products and sales generated from Concord, which we acquired in February 1998.

  Cost of sales for fiscal year 1998 increased $14.2 million, or 59%, from fiscal year 1997, primarily due to increased sales. Cost of sales decreased as a percentage of total sales to 58.4% in fiscal year 1998 from 59.0% in fiscal year 1997. This percentage decrease was the result of increased sales of products containing lower manufacturing costs and from the sale of marine-based seismic products by Concord, which have higher gross profit margins.

  Selling, general and administrative expenses for fiscal year 1998 increased $3.8 million, or 46%, from fiscal year 1997, primarily due to expenses associated with increased sales and the acquisition of Concord. Selling, general and administrative expenses decreased as a percentage of total sales to 18.1% in fiscal year 1998 from 19.9% in fiscal year 1997, principally reflecting the impact of increased sales volume and the leveraging of certain fixed expenses.

  Research and development expenses for fiscal year 1998 increased $3.2 million, or 135%, from fiscal year 1997, principally resulting from the increase in research and development expenditures targeted at new product development for borehole seismic applications. Research and development expenses increased as a percentage of total sales to 8.5% in fiscal year 1998 from 5.8% in fiscal year 1997.

  Bad debt expense (recovery) increased as a percentage of total sales to (0.1)% in fiscal year 1998 from (10.4)% in fiscal year 1997, principally resulting from the recovery in fiscal year 1997 of $4.4 million of accounts previously written off.

  Other income (expense), net increased as a percentage of total sales to 0.5% in fiscal year 1998 from 0.2% in fiscal year 1997, primarily due to interest income earned on proceeds from our initial public offering in the first quarter of fiscal 1998 and a decrease in interest expense as a result of using a portion of the net proceeds of the offering to repay outstanding indebtedness.

  Our effective tax rate for fiscal year 1998 was 35.0% compared to 37.7% in fiscal year 1997. The decrease in our effective tax rate is principally the result of the implementation of certain tax strategies designed to reduce our domestic and foreign income tax expense.

Liquidity and Capital Resources

  At September 30, 1999, we had $5.3 million in cash and cash equivalents. For the year ended September 30, 1999, we generated $3.0 million of cash and cash equivalents from operating activities, principally resulting from our net income, adjusted for non-cash expenses and decreases in accounts receivable. These sources of cash were partially offset by decreases in accounts payable and accrued expenses.

  For the year ended September 30, 1999, we used approximately $3.3 million of cash and cash equivalents in investing activities, consisting of capital expenditures of approximately $3.7 million and a business acquisition of approximately $1.3 million, partially offset by $1.6 million of proceeds from the sale of property and equipment. We estimate that our capital expenditures in fiscal 2000 will be $5.0 million, which we expect to fund through operating cash flow and borrowings under our credit facility as needed.

  Financing activities for the year ended September 30, 1999 generated $1.5 million of cash, principally resulting from a $3.5 million increase in long-term mortgage notes payable, offset by the repayment of long-term debt, principally the repayment of $1.9 million of long-term debt assumed in connection with the LTI asset acquisition.

  At September 30, 1998, we had $4.0 million in cash and cash equivalents. For the year ended September 30, 1998, cash and cash equivalents generated from operating activities was $2.4 million, principally consisting of net income offset by increases in accounts and notes receivable and inventories. For the year ended September 30, 1998, we used approximately $14.3 million in investing activities, consisting of capital expenditures of approximately $12.0 million and a business acquisition of approximately $2.7 million, net of cash acquired. Financing activities for the year ended September 30, 1998 generated $13.2 million of cash and cash equivalents, principally resulting from the proceeds from our initial public offering totaling $14.6 million. A portion of these proceeds were used to repay outstanding bank borrowings of $3.1 million.

  At September 30, 1997, we had $2.5 million in cash and cash equivalents. For the year ended September 30, 1997, cash generated from operating activities was $10.0 million principally consisting of net income offset by increases in accounts and notes receivable and inventories. Investing activities used approximately $5.6 million, principally consisting of capital expenditures offset by proceeds from the sale of rental equipment and other property, plant and equipment. Financing activities used $2.7 million of cash, principally consisting of the repayment of notes payable to related parties partially offset by cash received from OYO Corporation U.S.A. for outstanding receivables and additional capital contributions.

  We have a working capital line of credit under which we are able to borrow up to $10.0 million secured by our accounts receivable and inventory. The credit agreement related to this line of credit expires in June 2000, although we expect to extend or replace the facility before its scheduled expiration. Our credit agreement prohibits us from paying cash dividends on our common stock, limits our capital expenditures, limits our additional indebtedness to $7.5 million, requires us to maintain certain financial ratios and contains other customary covenants. There were no borrowings outstanding at September 30, 1999 under our credit agreement, and borrowing availability was $10.0 million.

  We obtained $3.5 million of cash from a mortgage loan in December 1998 secured by one of our manufacturing facilities. We may consider obtaining additional loans to be secured by mortgages on our other facilities. However, we cannot assure you that we will be able to do so on terms we consider reasonable.

  We believe that the combination of cash flow from operations and borrowing availability under our credit agreement should provide us with sufficient capital resources and liquidity to fund our operations for fiscal 2000.

Year 2000 Issues

  The "Year 2000 problem" is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs having time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations in affected computer and operational systems.

  State of Readiness. We have completed an upgrade of our internal accounting and manufacturing software (information technology systems) to make those systems more efficient and compatible company-wide. The suppliers of substantially all of the software we now use for internal accounting and manufacturing purposes have informed us that all of those suppliers' software is Year 2000 compliant.

  We have reviewed the operational computers built into certain of our manufacturing equipment, such as milling machines and lathes (non-information technology), to determine whether or not that equipment may be effected by the Year 2000 problem. We have received assurances from the manufacturers of all of our material manufacturing equipment that its operation will not be effected by the Year 2000 problem.

  We have solicited suppliers and vendors with whom we have a material relationship to determine the readiness of those suppliers and vendors for the Year 2000 problem. Most, but not all, of those vendors have responded and indicated that they do not expect to be materially adversely impacted by Year 2000 problems.


  Expected Costs and Material Risks. Through November 30, 1999, we have incurred approximately $50,000 in direct expenses related to investigating our Year 2000 readiness and Year 2000 problems. We do not record internal costs of our personnel in investigating Year 2000 problems. We do not expect that we will incur material additional expenditures in discovering and addressing any Year 2000 problems we may have. The Year 2000 problem may impact customers, suppliers, shippers and other entities with which we transact business, and we cannot predict the effect of the Year 2000 problem on those entities or how those entities' Year 2000 problems may indirectly effect us, despite those entities' assurances of their Year 2000 readiness.

  Further, our customers may use our seismic products in conjunction with data acquisition systems that we did not manufacture. If those systems were to have Year 2000 problems, it is possible that some of our customers would be unable to engage in seismic data acquisition, which could result in a decrease in demand for our products.

  The foregoing statements are intended to be and are hereby designated "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Act.

Forward-Looking Statements

  Certain of the statements we make in this document and in documents incorporated by reference herein, including those made under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied by such forward-looking statements, including the risks and factors described below as well as the Year 2000 Issues described above. See "--Year 2000 Issues". You are cautioned to consider the following factors and the statements described below under the heading "Risk Factors" in connection with evaluating any such forward-looking statements.

A Decline in Industry Conditions Could Effect our Projected Results.

  Any unexpected material changes in oil and gas prices or other market trends that would impact seismic exploration activity would likely affect the forward-looking information contained in this document. Our results for fiscal 1999 were materially and adversely affected by the downturn in the industry that began in fiscal 1998. Although we currently expect that our results for fiscal 2000 will show an improvement over fiscal 1999 due to the recent increase in oil and gas prices and drilling activity and a general industry view that market conditions have bottomed out and are beginning to recover, the oil and gas industry is extremely volatile and subject to change based on political and economic factors outside our control.

  Our estimates as to future results and industry trends described in this document are based on assumptions regarding the future prices of oil and gas, the level of seismic exploration activity and their effect on the demand and pricing of our products and services. In analyzing the market and its impact on us, we have made the following assumptions for fiscal 2000:

     . The recent increase in the price of oil and gas will result in modest increases in seismic exploration activity.

     . Oil prices will average around $20 per barrel for West Texas Intermediate crude, and average natural gas prices will remain at or near their current levels.

     . Demand for seismic instruments and equipment will gradually increase as the current surplus of equipment in the industry is utilized, with the strongest increases occurring in the second half of fiscal 2000. Demand for our new high definition reservoir characterization products and services will increase as those products and services become known to the industry and as the need for reservoir characterization technology increases. With the expectation that fewer deep-water marine seismic vessels will be constructed in fiscal 2000, demand for our marine seismic products will decline. Demand for our products used in the commercial graphics industry will increase with continued market acceptance.

     . Pricing for many of our products will continue to be subject to pricing pressures due to industry consolidations and competition as the industry recovers.

  We have based these assumptions on various macro-economic factors, and actual market conditions could vary materially from those assumed.

Our Credit Risks Could Increase as our Customers Continue to Face Difficult Economic Circumstances.

  We believe and have assumed that our reserves for bad debt at September 30, 1999 are adequate in light of known circumstances. However, we cannot assure you that sufficient aggregate amounts of uncollectible receivables and bad debt write-offs will not have a material adverse effect on our future results of operations. Many of our customers have suffered from lower revenues and experienced liquidity challenges resulting from the economic difficulties throughout our industry. We have in the past incurred significant write-offs in our accounts receivables due to customer credit problems. We have found it necessary from time to time to extend trade credit to long-term customers and others where some risks of nonpayment or late payment exist. Given recent industry conditions, some of our customers have experienced liquidity difficulties, which increases those credit risks. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" "Business--Customers" and Notes 1 and 4 of Notes to Consolidated Financial Statements.

Risk Factors

  In addition to the uncertainties described above, the following risks could impact our business and operations and should be considered by investors.

Demand for Our Products is Volatile.

  Demand for our products depends primarily on the level of worldwide oil and gas exploration activity. That activity, in turn, depends primarily on prevailing oil and gas prices. Historically, the markets for oil and gas have been volatile, and those markets are likely to continue to be volatile. Oil and gas prices are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond our control. These factors include the level of consumer demand, weather conditions, domestic and foreign governmental regulations, price and availability of alternative fuels, political conditions in the Middle East and other significant oil-producing regions, foreign supply of oil and gas, price of foreign imports and overall economic conditions. Continued low demand for our products could materially and adversely affect our results of operations and liquidity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Industry Overview and Market Trends and Outlook".

We Have a Relatively Small Public Float, and Our Stock Price May be Volatile.

   We have approximately 2.4 million shares outstanding held by nonaffiliates. This small float results in a relatively illiquid market for our common stock. Our average daily trading volume during this past year has been around 5,000 shares. This may result in greater volatility of our stock price.

Our Industry is Characterized by Rapid Technological Evolution and Product Obsolescence.

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

We Operate in Highly Competitive Markets.

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

We Have a Limited Market.

   We market our products to seismic contractors and large, independent and government-owned oil and gas companies. We estimate, based on published industry sources, that fewer than 100 seismic contracting companies are currently operating worldwide (excluding those operating in Russia and the former Soviet Union, India, the People's Republic of China and certain Eastern European countries, where seismic data acquisition activity is difficult to verify). We estimate that fewer than ten seismic contractors are engaged in marine seismic exploration. Due to these market factors, a relatively small number of customers have accounted for most of our sales. The loss of a small number of these customers could materially and adversely impact our sales. See "Business-- Markets and Customers".

We Cannot Be Certain of Patent Protection of Our Products.

  We have applied for and hold certain patents relating to our seismic data acquisition and other products. We cannot assure you that our patents will prove enforceable, that any patents will be issued for which we have applied or that competitors will not develop functionally similar technology outside the protection of any patents we have or may obtain.

Our Foreign Marketing Efforts Face Additional Risks and Difficulties.

  Sales by our foreign subsidiaries accounted for approximately 11% of our sales during fiscal 1999. Additionally, our United States subsidiaries engage in some export sales. Substantially all of our sales from the United States are made in U.S. dollars, but from time to time we may make sales in foreign currencies and may, therefore, be subject to foreign currency fluctuations on our sales. In addition, net assets reflected on the balance sheet of our Canadian and U.K. subsidiaries are subject to currency fluctuations. Significant foreign currency fluctuations could adversely impact our results of operations.

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

We Rely on a Single Supplier for a Significant Product Component.

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

We Are Subject to Control by a Principal Stockholder.

  OYO Japan owns indirectly in the aggregate approximately 52% of our common stock. Accordingly, OYO Japan, through its wholly-owned subsidiary OYO U.S.A., is able to elect all of our directors and to control our management, operations and affairs. We currently have, and may continue to have, a variety of contractual relationships with OYO Japan and its affiliates.

Our Success Depends Upon A Limited Number of Key Personnel

  Our success depends on attracting and retaining highly skilled professionals. A number of our employees are highly skilled engineers and other professionals. If we fail to continue to attract and retain such professionals, our ability to compete in the industry could be adversely effected. In addition, our success depends to a significant extent upon the abilities and efforts of several members of our senior management.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

 None

Item 10. Directors and Executive Officers of the Registrant

  The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 2000 Annual Meeting of Stockholders under the captions "Election of Directors", "Executive Officers and Compensation" and "Compliance With Section 16(A) of The Securities Exchange Act of 1934" and is incorporated herein by reference.

Item 11. Executive Compensation

  The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 2000 Annual Meeting of Stockholders under the caption "Executive Officers and Compensation" and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 2000 Annual Meeting of Stockholders under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

  The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 2000 Annual Meeting of Stockholders under the caption "Certain Relationships and Transactions" and is incorporated herein by reference.

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

(b)  Reports on Form 8-K

     None

(c)  Exhibits

Exhibit
Number    Description of Documents
------    ------------------------

3.1(a)    Restated Certificate of Incorporation of the Registrant.
3.2(a)    Restated Bylaws of the Registrant.
4.1(b)    Business Loan Agreement, dated as of June 26, 1998, made by and between the Company and Bank of America Texas, N.A.

4.3(b)    Security Agreements, dated as of June 26, 1998, made by the Registrant and its Subsidiaries in favor of Bank of America Texas, N.A.
10.1(a)   Employment Agreement between the Company and Gary D. Owens.
10.2(a)   Employment Agreement between the Company and Michael J. Sheen.
10.3(c)   OYO Geospace Corporation 1997 Key Employee Stock Option Plan.
10.4(d)   Amendment No. 1 to OYO Geospace Corporation 1997 Key Employee Stock
               Option Plan, dated February 2, 1998.
10.5(d)   Amendment No. 2 to OYO Geospace Corporation 1997 Key Employee Stock
               Option Plan, dated November 16, 1998.
10.6(c)   OYO Geospace Corporation 1997 Non-Employee Director Plan.
10.7(a)   Printhead Purchase Agreement dated November 10, 1995 between the
               Company and OYO Corporation.
10.8(a)   Master Sales Agreement dated November 10, 1995 between the Company and
               OYO Corporation.
10.9(e)   Form of Director Indemnification Agreement.
10.10(b)  Promissory Note, dated as of June 23, 1998, made by and between the
               Registrant and Ameritas Life Insurance Corp.
10.11(b)  Business Loan Agreement, dated as of June 26, 1998, made by and between the Company and Bank of America Texas, N.A.
10.12(b)  Security Agreements, dated as of June 26, 1998, made by the Registrant and its Subsidiaries in favor of Bank of America Texas, N.A. 10.13(b) Business Loan Continuing Guaranty Agreements, dated as of June 26,
               1998, made by the Registrant and its Subsidiaries in favor of Bank of America Texas, N.A.
21.1      Subsidiaries of the Registrant.
23.1      Consent of Independent Accountants
27.1      Financial Data Schedule.

_____________________
(a) Incorporated by reference to the Registrant's Registration Statement on Form S-1 filed September 30, 1997 (Registration No. 333-36727).
(b) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998
          (File No. 001-13601).
(c) Incorporated by reference to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 filed November 5, 1997 (Registration No. 333-36727).
(d) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended September 30, 1998 (File No. 001-13601).
(e) Incorporated by reference to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed November 18, 1997 (Registration No. 333-36727).

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            OYO GEOSPACE CORPORATION

                                       By: /s/ GARY D. OWENS
                                          ------------------------------------
                                          Gary D. Owens, Chairman of the Board
                                          President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                               Title                                  Date
     ---------                               -----                                  ----

     /s/ GARY D. OWENS                Chairman of the Board                     December 7, 1999
----------------------------
         Gary D. Owens             President and Chief Executive
                                   Officer (Principal Executive
                                             Officer)

     /s/ THOMAS T. McENTIRE          Chief Financial Officer                    December 7, 1999
----------------------------
         Thomas T. McEntire        (Principal Financial and
                                     Accounting Officer)

     /s/ SATORU OHYA                         Director                           December 7, 1999
----------------------------
         Satoru Ohya

     /s/ KATSUHIKO KOBAYASHI                 Director                           December 7, 1999
----------------------------
         Katsuhiko Kobayashi

     /s/ ERNEST M. HALL, JR.                 Director                           December 7, 1999
----------------------------
         Ernest M. Hall, Jr.


     /s/ MICHAEL J. SHEEN                    Director                           December 7, 1999
----------------------------
         Michael J. Sheen

     /s/ THOMAS L. DAVIS                     Director                           December 7, 1999
----------------------------
         Thomas L. Davis

     /s/ CHARLES H. STILL                    Director                           December 7, 1999
----------------------------
         Charles H. Still

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES
                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants..................................  F-2

Consolidated Balance Sheets as of September 30, 1999 and 1998......  F-3

Consolidated Statements of Operations for the Years Ended
September 30, 1999, 1998 and 1997..................................  F-4

Consolidated Statement of Stockholders' Equity for the Years
Ended September 30, 1999, 1998 and 1997............................  F-5

Consolidated Statements of Cash Flows for the Years Ended
September 30, 1999, 1998 and 1997..................................  F-6

Notes to Consolidated Financial Statements.........................  F-7

Report of Independent Accountants on Financial Statement Schedule..  F-21

Schedule II - Valuation and Qualifying Accounts....................  F-22

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of OYO Geospace Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of OYO Geospace Corporation and subsidiaries at September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                                         /s/ PricewaterhouseCoopers LLP

Houston, Texas
November 5, 1999

                   OYO Geospace Corporation and Subsidiaries
                          Consolidated Balance Sheets
                     (In thousands, except share amounts)

                                                                                            AS OF SEPTEMBER 30,
                                                                                  -----------------------------------
                                     ASSETS                                             1999               1998
                                                                                  -----------------  ----------------
Current assets:
  Cash and cash equivalents.....................................................           $ 5,280           $ 3,970
  Trade accounts and current portion of notes receivable, net of
    allowance of $580 and $503..................................................             7,770            11,946
  Inventories...................................................................            21,941            19,660
  Deferred income tax...........................................................             1,864             1,827
  Prepaid expenses and other....................................................             1,394               783
                                                                                           -------           -------
          Total current assets..................................................            38,249            38,186

Rental equipment, net...........................................................             1,654             2,615
Property, plant and equipment, net..............................................            17,060            16,763
Patent, net of accumulated amortization of $480 and $217........................             3,303             3,463
Goodwill, net of accumulated amortization of $424 and $312......................             2,295             1,047
Deferred income tax.............................................................               729               818
Other assets....................................................................               129               396
                                                                                           -------           -------

          Total assets..........................................................           $63,419           $63,288
                                                                                           =======           =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current maturities of long-term debt........................           $   169           $    38
  Accounts payable:
     Trade......................................................................             1,853             4,421
     Related parties............................................................               939             1,095
  Accrued expenses..............................................................             2,630             5,276
  Income tax payable............................................................               319               506
                                                                                           -------           -------
          Total current liabilities.............................................             5,910            11,336

Long-term debt..................................................................             4,182               956
Deferred income tax.............................................................             1,929             1,613
                                                                                           -------           -------
          Total liabilities.....................................................            12,021            13,905
                                                                                           -------           -------

Stockholders' equity:
  Preferred stock, 1,000,000 shares authorized, no shares
     issued and outstanding.....................................................                --                --
  Common stock, $.01 par value, 20,000,000 shares
    authorized, 5,501,359 and 5,439,030 shares issued and outstanding...........
                                                                                                55                54
  Additional paid-in capital....................................................            29,914            29,280
  Retained earnings.............................................................            23,066            22,228
  Accumulated other comprehensive loss..........................................              (456)             (509)
  Unearned compensation-restricted stock awards.................................            (1,181)           (1,670)
                                                                                           -------           -------
          Total stockholders' equity............................................            51,398            49,383
                                                                                           -------           -------

          Total liabilities and stockholders' equity............................           $63,419           $63,288
                                                                                           =======           =======

   The accompanying notes are an integral part of the consolidated financial statements.

                   OYO Geospace Corporation and Subsidiaries
                     Consolidated Statements of Operations
              (In thousands, except share and per share amounts)

                                                                                   YEAR ENDED SEPTEMBER 30,
                                                                  --------------------------------------------------------
                                                                        1999                1998               1997
                                                                  -----------------  ------------------  -----------------
Sales...........................................................        $   42,031          $   65,823         $   41,049
Cost of sales...................................................            25,536              38,425             24,239
                                                                        ----------          ----------         ----------
Gross profit....................................................            16,495              27,398             16,810

Operating expenses:
  Selling, general and administrative expenses..................             9,194              11,934              8,183
  Research and development expenses.............................             6,246               5,621              2,392
  Bad debt expense (recovery)...................................               488                 (97)            (4,327)
                                                                        ----------          ----------         ----------
         Total operating expenses...............................            15,928              17,458              6,248
                                                                        ----------          ----------         ----------

Income from operations..........................................               567               9,940             10,562
                                                                        ----------          ----------         ----------

Other income (expense):
  Interest expense..............................................              (336)                (59)              (606)
  Interest income...............................................               257                 334                721
  Other, net....................................................               163                  51                (52)
                                                                        ----------          ----------         ----------
         Total other income (expense), net......................                84                 326                 63
                                                                        ----------          ----------         ----------

Income before income taxes......................................               651              10,266             10,625
Income tax expense (benefit)....................................              (187)              3,592              4,003
                                                                        ----------          ----------         ----------

Net income......................................................        $      838          $    6,674         $    6,622
                                                                        ==========          ==========         ==========

Earnings per common share:
        Basic...................................................        $     0.16          $     1.32         $     1.66
                                                                        ==========          ==========         ==========
        Diluted.................................................        $     0.15          $     1.29         $     1.66
                                                                        ==========          ==========         ==========

Weighted average shares outstanding:
        Basic...................................................         5,384,530           5,072,262          4,000,000
                                                                        ==========          ==========         ==========
        Diluted.................................................         5,449,404           5,166,756          4,000,000
                                                                        ==========          ==========         ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                   OYO Geospace Corporation and Subsidiaries
                Consolidated Statement of Stockholders' Equity
             For the years ended September 30, 1999, 1998 and 1997
                     (In thousands, except share amounts)


                                                                                                              Unearned
                                                                                            Accumulated     Compensation-
                                                         Additional            Receivable       Other         Restricted
                                      Common Stock        Paid-In    Retained     From      Comprehensive       Stock
                                  ---------------------
                                    Shares      Amount    Capital    Earnings    Parent     Income (Loss)       Awards       Total
                                  ----------   --------  ----------  --------  ----------   -------------   ------------   --------
Balance at September 30, 1996     $4,000,000   $     40  $    4,687  $  8,932  $   (4,746)  $        (285)  $         --   $  8,628
Comprehensive income:
  Net income...................           --         --          --     6,622          --              --             --      6,622
  Foreign currency translation
    adjustments................           --         --          --        --          --               6             --          6
                                                                                                                           --------
  Total comprehensive income                                                                                                  6,628

  Capital contribution from
   Parent......................           --         --       5,098        --          --              --             --      5,098
  Decrease in receivable from
   Parent......................           --         --          --        --       4,746              --             --      4,746
                                  ----------   --------  ----------  --------  ----------   -------------   ------------   --------

Balance at September 30, 1997      4,000,000         40       9,785    15,554          --            (279)            --     25,100
Comprehensive income:
   Net income..................           --         --          --     6,674          --              --             --      6,674
   Foreign currency translation
    adjustments................           --         --          --        --          --            (230)            --       (230)
                                                                                                                           --------
   Total comprehensive income                                                                                                 6,444

Initial public offering of
  common stock (net of issuance
  costs of $1,483).............    1,150,000         11      14,617        --          --              --             --     14,628
Issuance of common stock
  pursuant to restricted stock
  awards.......................      129,000          1       2,051        --          --              --         (2,052)        --
Issuance of common stock
  pursuant to Director Plan....          910         --          25        --          --              --             --         25
Issuance of common stock in
  acquisition of business......      159,120          2       2,802        --          --              --             --      2,804
Unearned compensation
  amortization.................           --         --          --        --          --              --            382        382
                                  ----------   --------  ----------  --------  ----------   -------------   ------------   --------

Balance at September 30, 1998      5,439,030         54      29,280    22,228          --            (509)        (1,670)    49,383
Comprehensive income:
   Net income..................           --         --          --       838          --              --             --        838
   Foreign currency translation
    adjustments................           --         --          --        --          --              53             --         53
                                                                                                                           --------
   Total comprehensive income                                                                                                   891

Issuance of common stock
  pursuant to restricted stock
  awards.......................        3,000         --          24        --          --              --            (24)        --
Issuance of common stock
  pursuant to Director Plan....        3,670         --          25        --          --              --             --         25
Issuance of common stock in
  acquisition of business......       55,659          1         585        --          --              --             --        586
Unearned compensation
  amortization.................           --         --          --        --          --              --            513        513
                                  ----------   --------  ----------  --------  ----------   -------------   ------------   --------

Balance at September 30, 1999      5,501,359   $     55    $ 29,914  $ 23,066  $       --            (456)  $     (1,181)  $ 51,398
                                  ==========   ========  ==========  ========  ==========   =============   ============   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                   OYO Geospace Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                                (In thousands)

                                                                                               YEAR ENDED SEPTEMBER 30,
                                                                                     --------------------------------------------
                                                                                         1999            1998           1997
                                                                                     -------------  --------------  -------------
Cash flows from operating activities:
  Net income.......................................................................       $   838        $  6,674        $ 6,622
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Deferred income tax expense (benefit).........................................           368          (1,213)         1,482
     Depreciation and amortization.................................................         4,319           2,803          1,470
     Gain on disposal of rental equipment and property, plant and equipment                  (125)            (48)          (101)
     Bad debt expense..............................................................           488              62            205
     Effects of changes in operating assets and liabilities:
       Trade accounts and notes receivable.........................................         4,375          (4,531)          (984)
       Inventories.................................................................          (533)         (3,429)        (2,171)
       Prepaid expenses and other assets...........................................           251            (832)          (268)
       Accounts payable............................................................        (3,518)          2,388            443
       Accrued expenses and other..................................................        (3,233)          1,040          1,785
       Income tax payable..........................................................          (188)           (472)         1,515
                                                                                          -------        --------        -------

          Net cash provided by operating activities................................         3,042           2,442          9,998
                                                                                          -------        --------        -------

Cash flows from investing activities:
  Proceeds from sale of rental equipment and property, plant and
     equipment.....................................................................         1,625             311            794
  Capital expenditures.............................................................        (3,656)        (11,953)        (6,396)
  Business acquisitions, net of cash acquired......................................        (1,259)         (2,688)            --
                                                                                          -------        --------        -------

          Net cash used in investing activities....................................        (3,290)        (14,330)        (5,602)
                                                                                          -------        --------        -------

Cash flows from financing activities:
  Increase in notes payable to banks...............................................         9,500           1,700          1,500
  Principal payments on notes payable to banks.....................................        (8,036)         (3,113)            --
  Principal payments on notes payable to related parties...........................            --              --         (9,733)
  Net proceeds from initial public offering of common stock........................            --          14,628             --
  Contributions from Parent........................................................            --              --            816
  Decrease in receivable from Parent...............................................            --              --          4,746
                                                                                          -------        --------        -------

          Net cash provided by (used in) financing activities......................         1,464          13,215         (2,671)
                                                                                          -------        --------        -------

Effect of exchange rate changes on cash............................................            94             155            (17)
                                                                                          -------        --------        -------

Increase in cash and cash equivalents..............................................         1,310           1,482          1,708
Cash and cash equivalents, beginning of period.....................................         3,970           2,488            780
                                                                                          -------        --------        -------

Cash and cash equivalents, end of period...........................................       $ 5,280        $  3,970        $ 2,488
                                                                                          =======        ========        =======

   The accompanying notes are an integral part of the consolidated financial statements.

                   OYO Geospace Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements
              (In thousands, except share and per share amounts)

1.  Summary of Significant Accounting Policies:

The Company
   OYO Geospace Corporation ("OYO") designs, manufactures and distributes instruments and equipment used primarily in the acquisition and processing of seismic data for the oil and gas industry. Prior to the completion of an initial public offering of common stock on November 26, 1997, OYO was a wholly-owned subsidiary of OYO Corporation U.S.A. ("OYO USA" or "Parent"). OYO USA is a wholly-owned subsidiary of OYO Corporation, a Japanese corporation ("OYO Japan"). As of September 30, 1999, approximately 52% of OYO's common stock was owned by OYO USA.

   OYO and its subsidiaries are referred to collectively as the "Company". The significant accounting policies followed by the Company are summarized below.

Basis of Presentation
   The accompanying financial statements present the consolidated financial position, results of operations and cash flows of the Company in accordance with generally accepted accounting principles. Significant intercompany balances and transactions have been eliminated.

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

Cash and Cash Equivalents
   The Company considers all highly liquid debt securities purchased with an original or remaining maturity at the time of purchase of three months or less to be cash equivalents.

Concentrations of Credit Risk
   The Company maintains its cash in bank deposit accounts which, at times, exceed federally insured limits. Management believes that the financial strength of the financial institutions that hold such deposits minimizes the credit risk of such deposits.

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

   Demand for the Company's products used in the acquisition and processing of seismic data is dependent primarily upon the level of worldwide oil and gas exploration activity. Such activity, in turn, is dependent upon several factors. Oil and gas prices, a principal factor, are subject to wide fluctuations for a variety of reasons beyond the control of the Company. Beginning in October 1998 and continuing through the ensuing winter months, crude oil prices fell to their lowest levels since 1986. The reduction in prices prompted lower exploration budgets by energy companies, which resulted in lower seismic data gathering activity and reduced demand for the Company's seismic data acquisition equipment. The reduction in seismic data gathering activity also placed economic burdens on many seismic contractors, which are the Company's primary customers. While crude oil prices have recovered in recent months, the level of seismic data gathering activity has, to date, not reflected a corresponding increase. It is reasonably possible that seismic data gathering activity may not return to previous levels in the near term, which may contribute to the deterioration in the financial condition of certain customers and which may lead to trade accounts and notes receivable payment defaults that have a material adverse effect on the Company's financial position and results of operations.

                   OYO Geospace Corporation and Subsidiaries
            Notes to Consolidated Financial Statements (Continued)

Inventories
   Inventories are stated at the lower of cost (as determined by the first-in, first-out method) or market. A single company is the sole supplier of a key component of the Company's wide-body thermal plotters.

Property, Plant and Equipment and Rental Equipment
   Property, plant and equipment and rental equipment are stated at cost. Depreciation expense is provided by straight-line method over the following estimated useful lives:

                                                                                           Years
                                                                                          --------
          Rental equipment..............................................................       3-5
          Property, plant and equipment:
            Machinery and equipment.....................................................      3-15
            Buildings...................................................................        25
            Other.......................................................................      5-10

   Expenditures for renewals and betterments are capitalized. Repairs and maintenance are charged to expense as incurred. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and any gain or loss thereon is reflected in the statement of operations.

Revenue Recognition
   Revenue is primarily derived from the sale, and short-term rental under operating lease, of seismic instruments and equipment. Revenue is recognized when the products are shipped and title has passed to the customer or when rentals occur. Short-term rentals comprised less than 10% of sales revenues for fiscal 1999, 1998 and 1997.

Foreign Currency Gains and Losses
   The assets and liabilities of foreign subsidiaries have been translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations have been translated using the average exchange rates during the year. Resulting translation adjustments have been recorded as a component of accumulated other comprehensive loss in stockholders' equity. Foreign currency transaction gains and losses are included in the results of operations as they occur.

Income Taxes
   The Company was included in the consolidated U.S. income tax return of OYO USA through the date of the initial public offering and the income taxes for all periods prior to that date have been allocated to the Company as if it filed a separate return. Effective with the income tax reporting period ended September 30, 1998, OYO and its U.S. subsidiaries file a consolidated income tax return. Foreign subsidiaries file separate income tax returns in the applicable foreign jurisdictions.

   The Company follows the liability method of accounting for income taxes whereby deferred tax assets and liabilities are determined based on the differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

Research and Development Costs
   Research and development costs are expensed as incurred.

Patent
   A patent acquired in a business acquisition is being amortized using the straight-line method over the estimated life of 15 years.

                   OYO Geospace Corporation and Subsidiaries
            Notes to Consolidated Financial Statements (Continued)

Goodwill
   Goodwill represents the excess of the purchase price of purchased businesses over the estimated fair value of the acquired business' net assets. Goodwill is amortized using the straight-line method over periods ranging from 15 to 40 years. The Company reviews the carrying value of goodwill and other long-lived assets to determine whether there has been an impairment since the date of acquisition by comparing the book value of those assets to the anticipated future undiscounted cash flows of those businesses or transactions which gave rise to the assets. If such undiscounted cash flows are less than the book value of the assets, such assets are written down to fair value.

Product Warranties
   The Company sells products under warranties generally ranging from one to three years. The estimated future cost under existing warranties has been provided for in the accompanying financial statements.

Stock-Based Compensation
   The Company measures compensation expense related to stock-based employee compensation plans using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". Accordingly, compensation cost for stock-based awards is measured as the excess, if any, of the fair market value of the Company's stock at the date of grant over the exercise price of the award. Compensation cost determined at the grant date is recognized as expense over the related vesting period.

Financial Instruments
   Fair value estimates are made at discrete points in time based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgement and, therefore, cannot be determined with precision.

   The Company believes that the carrying amounts of its financial instruments, consisting of cash and cash equivalents, accounts and notes receivable, accounts payable and long-term debt, approximate the fair values of such items.

2. Acquisitions:

   On February 3, 1998, the Company acquired 100% of the outstanding common stock of JRC/Concord Technologies, Inc. ("Concord") as well as certain related intellectual property for $6.4 million, consisting of cash of $3.6 million and the issuance of 159,120 shares of the Company's common stock valued at $2.8 million. Concord designs and manufactures equipment used in connection with deepwater marine seismic surveys.

   On November 30, 1998, the Company acquired substantially all of the assets of LTI, Inc. and its Canadian subsidiary (together, "LTI") for approximately $1.8 million. In connection with that acquisition, the Company issued 55,659 shares of its common stock valued at $0.6 million and paid approximately $1.3 million of cash. The operations of LTI included the design and manufacture of land and marine seismic connectors, which were combined with the Company's existing seismic connector manufacturing operations.

                   OYO Geospace Corporation and Subsidiaries
            Notes to Consolidated Financial Statements (Continued)

   The allocation of the purchase price, including related direct costs, and a reconciliation of the purchase price to the cash used for business acquisitions is as follows (in thousands):

                                                                                               LTI               CONCORD
                                                                                        ------------------  ------------------
          Fair values of assets and liabilities.......................................
               Net current assets.....................................................         $ 1,907            $ 2,465
               Property, plant and equipment..........................................             483              1,688
               Patent.................................................................              --              3,587
               Goodwill...............................................................           1,348                 --
               Deferred income tax....................................................              --               (441)
               Long-term debt.........................................................          (1,893)              (907)
                                                                                               -------            -------
                    Total allocated purchase price....................................           1,845              6,392

          Less noncash consideration - common stock issued............................            (586)            (2,804)
          Less cash of acquired business..............................................              --               (900)
                                                                                               -------            -------

          Cash used for business acquisition, net of cash acquired....................         $ 1,259            $ 2,688
                                                                                               =======            =======

   The consolidated results of operations of the Company include the results of acquired businesses from the dates of acquisition. The revenues and net income of acquired businesses prior to the acquisition dates were not material to the Company's consolidated results of operations.

3. Inventories:

   Inventories consisted of the following (in thousands):

                                                                                                AS OF SEPTEMBER 30,
                                                                                        ------------------------------------
                                                                                              1999               1998
                                                                                        -----------------   ----------------
          Finished goods..............................................................       $ 3,070            $ 3,282
          Work in process.............................................................         2,639              3,686
          Raw materials...............................................................        16,232             12,692
                                                                                             -------            -------
                                                                                             $21,941            $19,660
                                                                                             =======            =======

4. Notes Receivable:

   At September 30, 1999 and 1998, the Company had outstanding notes receivable from customers in the amount of $0.8 million and $0.2 million, respectively, which are included in current trade accounts and notes receivable. The notes receivable outstanding at September 30, 1999, bear interest at rates up to 15% and are collectible in monthly installments through March 2000. At September 30, 1999 and 1998, the reported amount of notes receivable was net of an allowance for doubtful accounts of $0.2 million and $0.1 million, respectively.

   In September 1997, the Company collected $6.2 million, including $0.1 for legal fees, in the final settlement of outstanding notes receivable with a customer. Prior to fiscal 1997, the Company had provided an allowance for doubtful accounts against the entire outstanding principal balance of the notes receivable and had deferred the recognition of interest income earned during fiscal 1997 and prior years as a result of the customer's financial difficulties. The Company recognized $5.1 million of income in fiscal 1997 from the settlement, consisting of $4.4 million of recovery of bad debt expense recognized in the current and prior years, and $0.7 million of interest income. In connection with the settlement, the Company provided the customer with $1.0 million of equipment purchase credits, which were utilized during fiscal 1998.

                   OYO Geospace Corporation and Subsidiaries
            Notes to Consolidated Financial Statements (Continued)

5. Rental Equipment:

   Rental equipment consisted of the following (in thousands):

                                                                                                AS OF SEPTEMBER 30,
                                                                                         --------------------------------
                                                                                              1999              1998
                                                                                         ---------------   --------------
          Geophones and related products...............................................      $ 5,036           $ 5,311
          Less accumulated depreciation................................................       (3,382)           (2,696)
                                                                                             -------           -------
                                                                                             $ 1,654           $ 2,615
                                                                                             =======           =======

6. Property, Plant and Equipment:

   Property, plant and equipment consisted of the following (in thousands):

                                                                                                 AS OF SEPTEMBER 30,
                                                                                          ---------------------------------
                                                                                               1999               1998
                                                                                          --------------     --------------
          Land..........................................................................      $ 1,523            $ 1,845
          Buildings.....................................................................        8,585              9,728
          Machinery and equipment.......................................................       10,172              8,033
          Furniture and fixtures........................................................        1,361                509
          Transportation equipment......................................................          320                396
          Tools and molds...............................................................        1,628              1,293
          Leasehold improvements........................................................          791                307
          Construction in progress......................................................           52              1,113
                                                                                              -------            -------
                                                                                               24,432             23,224
          Accumulated depreciation and amortization.....................................       (7,372)            (6,461)
                                                                                              -------            -------
                                                                                              $17,060            $16,763
                                                                                              =======            =======

7. Notes Payable and Long-term Debt:

   Notes payable and long-term debt consisted of the following (in thousands):

                                                                                                 AS OF SEPTEMBER 30,
                                                                                          ---------------------------------
                                                                                               1999               1998
                                                                                          --------------      -------------
          Mortgage note payable, due in monthly installments with
            interest at 7.0% through January 2014, collateralized by
            certain land and building...................................................      $3,398              $  --

          Mortgage note payable, due in monthly installments with
            interest at 7.6% through July 2013, collateralized by
            certain land and building...................................................         953                994
                                                                                              ------              -----
                                                                                               4,351                994
          Less current portion..........................................................        (169)               (38)
                                                                                              ------              -----
                                                                                              $4,182              $ 956
                                                                                              ======              =====

   The Company has a $10.0 million working capital line of credit (the "Credit Agreement") with a bank that expires in June 2000. Borrowings under the Credit Agreement are subject to borrowing base restrictions based on consolidated operating results and are collateralized by the Company's accounts receivable and inventory. At the Company's option, interest on borrowings is based on the Bank's prime rate or offshore rate. The Credit Agreement prohibits the payment of cash dividends on the Company's common stock, limits capital expenditures, limits additional indebtedness to $7.5 million, requires the maintenance of certain financial amounts and contains other covenants customary in transactions of this type. As of September 30, 1999, the amount available for borrowings,

                   OYO Geospace Corporation and Subsidiaries
            Notes to Consolidated Financial Statements (Continued)

subject to the borrowing base, was $10.0 million. The company had no outstanding borrowings under the Credit Agreement as of September 30, 1999 and 1998.

  Annual maturities of long-term debt and notes payable as of September 30, 1999 were (in thousands): $169 in fiscal 2000; $198 in fiscal 2001; $212 in fiscal 2002; $228 in fiscal 2003; $245 in fiscal 2004 and $3,299 thereafter.

8.   Accrued Expenses:

     Accrued expenses consisted of the following (in thousands):

                                                                      AS OF SEPTEMBER 30,
                                                                  --------------------------
                                                                      1999          1998
                                                                  -----------    -----------
          Employee bonuses...................................         $  185       $2,356
          Product warranty...................................            410          776
          Compensated absences...............................            501          465
          Legal and professional fees........................            266          251
          Payroll............................................            402          613
          Property taxes.....................................            681          415
          Other..............................................            185          400
                                                                      ------       ------
                                                                      $2,630       $5,276
                                                                      ======       ======

9.   Stockholders' Equity:

  In September 1997, the board of directors of the Company approved an increase in the authorized shares of the Company's common stock to 20,000,000 and approved a 4,000-for-1 common stock split. Earnings per share information for fiscal 1997 has been computed as if the Company's common stock, giving effect to the stock split, had been outstanding for the entire year.

  In November 1997, the Company completed an initial public offering (the "Offering") of its common stock by selling 2,300,000 common shares, including 1,150,000 common shares previously owned by OYO USA. After deducting underwriting discounts and offering expenses, the net proceeds from the Offering were $29.2 million, which were split equally between the Company and the OYO USA.

10.  Employee Benefits:

  The Company's employees are participants in the OYO Geospace Corporation Employee's 401(k) Retirement Plan (the "Plan"), which covers substantially all eligible employees in the United States. The Plan is a qualified salary reduction plan in which all eligible participants may elect to have a percentage of their compensation contributed to the Plan, subject to certain guidelines issued by the Internal Revenue Service. The Company's share of discretionary matching contributions was approximately $0.3 million, $0.3 million, and $0.2 million in fiscal 1999, 1998 and 1997, respectively.

  In September 1997, the board of directors approved the 1997 Key Employee Stock Option Plan (the "Employee Plan") and reserved an aggregate of 425,000 shares for issuance thereunder. In November 1997, the board of directors and stockholders approved the Company's 1997 Non-Employee Director Plan (the "Director Plan") and reserved an aggregate of 75,000 shares for issuance thereunder. There were 211,850 shares available for grant under these plans at September 30, 1999.

  Under the Employee Plan, the Company is authorized to issue nonqualified and incentive stock options to purchase common stock and restricted stock awards of common stock to key employees of the Company. Options have a term not to exceed ten years, with the exception of incentive stock options granted to employees owning ten percent or more of the outstanding shares of common stock, which have a term not to exceed five years. The

                   OYO Geospace Corporation and Subsidiaries
            Notes to Consolidated Financial Statements (Continued)

exercise price of any option may not be less than the fair market value of the common stock on the date of grant. In the case of incentive stock options granted to an employee owning ten percent or more of the outstanding shares of common stock, the exercise price of such option may not be less than 110% of the fair market value of the common stock on the date of grant. Options vest over a four-year period commencing on the date of grant in 25% annual increments. Under the Employee Plan, the Company may issue shares of restricted stock to employees for no payment by the employee or for a payment below the fair market value on the date of grant. The restricted stock is subject to certain restrictions described in the Employee Plan, with no restrictions continuing for more than ten years from the date of the award.

  The Company established the Director Plan, pursuant to which options to purchase shares of common stock are granted annually to non-employee directors and pursuant to which one-half of the annual fees paid for the services of such non-employee directors is paid in shares of common stock based on the fair market value thereof at the date of grant. Options granted under the Director Plan have a term of ten years. The exercise price of each option granted is the fair market value of the common stock on the date of grant. Options vest over a one-year period commencing on the date of grant.

  A summary of the activity with respect to stock options is as follows:

                                                                                                    Weighted
                                                                                                     Average
                                                                                                    Exercise
                                                                                   Shares             Price
                                                                                ------------      -----------
     Outstanding at October 1, 1997                                                    --            $   --
        Granted........................................................           313,000             16.00
        Exercised......................................................                --                --
        Forfeited......................................................            (6,000)            14.00
                                                                                  -------            ------
     Outstanding at September 30, 1998.................................           307,000             16.04
        Granted........................................................           105,900             10.66
        Exercised......................................................                --                --
        Forfeited......................................................           (21,750)            17.10
                                                                                  -------            ------
     Outstanding at September 30, 1999.................................           391,150            $14.56
                                                                                  =======            ======

The following table summarizes information about stock options outstanding and exercisable at September 30, 1999:

                                                       Options Outstanding                        Options Exercisable
                                          --------------------------------------------    -------------------------------
                                                           Weighted
                                                            Average        Weighted                             Weighted
                                                           Remaining       Average                               Average
                                                             Term          Exercise                              Exercise
     Range of Exercise Prices                Shares       (in years)        Price           Shares                Price
     ------------------------             ----------      -----------     ------------    ------------        -----------
          $ 6.81 to $13.49.............     72,600           9.50           $ 8.97              --            $       --
          $13.50 to $20.00.............    298,000           8.31            15.13          85,050                 14.96
          $20.01 to $27.63.............     20,550           8.73            26.35          10,050                 26.80
                                          --------        -------         --------        --------            ----------
                                           391,150           8.55           $14.56          95,100             $   16.21
                                          ========        =======         ========        ========            ==========

  The Company granted 3,000 shares and 129,000 shares of restricted stock during fiscal 1999 and 1998, respectively. The Company issued 3,670 shares and 910 shares of common stock to directors during fiscal 1999 and 1998 respectively as partial compensation for services.

  The amount of compensation expense related to stock-based employee and director compensation included in the results of operations was $0.5 million and $0.4 million fiscal 1999 and 1998, respectively, pursuant to the provisions

                   OYO Geospace Corporation and Subsidiaries
            Notes to Consolidated Financial Statements (Continued)

of APB 25. Unearned compensation included in stockholders' equity related to unlapsed restrictions on grants of restricted stock was approximately $1.2 million and $1.7 million as of September 30, 1999 and 1998, respectively.

  Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") requires that stock-based awards be measured and recognized at fair value. Adoption of the cost recognition provisions of SFAS 123 with respect to stock-based awards to employees is optional and the Company decided not to elect those provisions. As a result, the Company continues to apply APB 25 and related interpretations in accounting for the measurement and recognition of its employee stock-based awards. However, the Company is required to provide pro forma disclosure as if the cost recognition provisions of SFAS 123 had been adopted. Under SFAS 123, compensation cost is measured at the grant date based on the fair value of the awards and is recognized over the service period, which is usually the vesting period. The fair value of options granted during the year ended September 30, 1999 was estimated using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; risk-free interest rates of 5%; expected volatility of 38%; and expected option term of 5 years.

  The weighted average fair values of stock-based award grants were as follows:

                                                                               YEAR ENDED SEPTEMBER 30,
                                                                        --------------------------------------
                                                                               1999                1998
                                                                        -------------------  -----------------
     Options...................................................                $ 4.51            $ 6.27
     Restricted stock..........................................                $10.69            $16.11
     Director's common stock...................................                $ 6.81            $27.50

  The pro forma disclosures as if the Company had adopted the cost recognition requirements of SFAS 123 are presented below (in thousands, except per share amounts):


                                                                               YEAR ENDED SEPTEMBER 30,
                                                                        --------------------------------------
                                                                               1999                1998
                                                                        -------------------  -----------------
     Net income:...............................................
           As reported.........................................                $ 838               $6,674
           Pro forma...........................................                  327                6,439
     Basic earnings per common share:..........................
           As reported.........................................                $0.16               $ 1.32
           Pro forma...........................................                 0.06                 1.27
     Diluted earnings per common share:
           As reported.........................................                $0.15               $ 1.29
           Pro forma...........................................                 0.06                 1.25

  The effects of applying SFAS 123 in the above pro forma disclosure are not indicative of future amounts since the Company anticipates making awards in the future under the Employee and Director Plans.

  Effective November 5, 1999, the board of directors approved the OYO Geospace Corporation 1999 Broad-Based Option Plan (the "Broad-Based Plan") and reserved an aggregate of 50,000 shares for issuance thereunder. Under the Broad-Based Plan, the Company is authorized to issue nonqualified stock options to purchase common stock to all employees (except executive officers and employee directors) of the Company. Options have a term not to exceed ten years. The exercise price of any option may not be less than fair market value of the common stock on the date of grant. Options vest over a one-year period commencing on the date of grant.

                   OYO Geospace Corporation and Subsidiaries
            Notes to Consolidated Financial Statements (Continued)

11.    Income Taxes:

  Components of income before income taxes were as follows (in thousands):

                                                                              YEAR ENDED SEPTEMBER 30,
                                                                    ----------------------------------------
                                                                        1999          1998           1997
                                                                    ------------  -------------  -----------
     United States..............................................       $ 448          $10,915       $ 9,265
     Foreign....................................................         203             (649)        1,360
                                                                    --------          -------       -------
                                                                       $ 651          $10,266       $10,625
                                                                    ========          =======       =======

  The provision (benefit) for income taxes consisted of the following (in thousands):

                                                                                YEAR ENDED SEPTEMBER 30,
                                                                         -------------------------------------
                                                                             1999           1998         1997
                                                                         -----------      ---------    -------
     Current:
       Federal..................................................           $(560)       $ 3,909         $1,731
       Foreign..................................................               5            548            634
       State....................................................              --            348            156
                                                                           -----        -------         ------
                                                                            (555)         4,805          2,521
                                                                           -----        -------         ------
     Deferred:
       Federal...................................................            279           (395)         1,281
       Foreign...................................................             89           (818)            --
       State.....................................................             --             --            201
                                                                           -----        -------         ------
                                                                             368         (1,213)         1,482
                                                                           -----        -------         ------
                                                                           $(187)       $ 3,592         $4,003
                                                                           =====        =======         ======

  The differences between the effective tax rate reflected in the total provision (benefit) for income taxes and the statutory federal tax rate of 34% were as follows (in thousands):

                                                                                 YEAR ENDED SEPTEMBER 30,
                                                                          -------------------------------------
                                                                             1999          1998          1997
                                                                          ----------   -------------  ---------
Provision for U.S. federal income tax at statutory rate.................    $   221         $3,490       $3,613
Effect of foreign income taxes..........................................         25            (58)         171
Tax benefit from use of foreign sales corporation.......................       (159)          (195)          --
State income taxes, net of federal income tax benefit...................         --            229          236
Nondeductible expenses..................................................         38             42           12
Resolution of prior years' tax matters..................................       (312)            --           --
Other, net..............................................................         --             84          (29)
                                                                            -------         ------       ------
                                                                            $  (187)        $3,592       $4,003
                                                                            =======         ======       ======
                                                                              (28.7)%         35.0%        37.7%
                                                                            =======         ======       ======

                   OYO Geospace Corporation and Subsidiaries
            Notes to Consolidated Financial Statements (Continued)

     Deferred income taxes under the liability method reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income tax asset were as follows (in thousands):

                                                                                                AS OF SEPTEMBER 30,
                                                                                            ----------------------------
                                                                                                1999            1998
                                                                                            ------------     -----------
          Deferred income tax assets:
            Allowance for doubtful accounts...........................................      $        194     $       128
            Inventory.................................................................             1,362           1,277
            Accrued product warranty..................................................               140             264
            Accrued compensated absences..............................................               168             158
            Net foreign operating loss carryforwards..................................               729             818
                                                                                            ------------     -----------
                                                                                                   2,593           2,645
          Deferred income tax liabilities:
            Property, plant and equipment and other...................................            (1,929)         (1,613)
                                                                                            ------------     -----------
          Net deferred income tax asset...............................................      $        664     $     1,032
                                                                                            ============     ===========



     Deferred income taxes are reported as follows in the accompanying consolidated balance sheet (in thousands):

                                                                                                 AS OF SEPTEMBER 30,
                                                                                            ----------------------------
                                                                                                1999            1998
                                                                                            ------------     -----------
          Current deferred income tax asset...........................................      $      1,864     $     1,827
          Noncurrent deferred income tax asset........................................               729             818
          Noncurrent deferred tax liability...........................................            (1,929)         (1,613)
                                                                                            ------------     -----------
                                                                                            $        664     $     1,032
                                                                                            ============     ===========

     Under the liability method, a valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the Company's historical taxable income record, and the expectation that the deductible temporary differences will reverse during periods in which the Company generates net taxable income or during periods in which losses can be carried back to offset prior year taxes, management believes that the Company will realize the benefit of the net deferred income tax asset after consideration of the valuation allowance.

     As of September 30, 1999, the Company had foreign net operating loss carryforwards of approximately $1.0 million which if not utilized will expire in varying amounts during fiscal years 2001 through 2005.

     The financial reporting bases of investments in foreign subsidiaries exceeds their tax basis. A deferred tax liability is not recorded for this temporary difference because the investment is essentially permanent. A reversal of the Company's plans to permanently invest in the operations would cause the excess to become taxable. At September 30, 1999 and 1998, the temporary difference related to undistributed earnings for which no deferred taxes have been provided was approximately $1.6 million and $1.5 million, respectively. The determination of the unrecognized deferred tax liability related to the undistributed earnings is not practical.

12.  Earnings Per Common Share:

     Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined on the assumption that outstanding dilutive stock options have been exercised and the aggregate proceeds as defined were used to reacquire common stock using the average price of such common stock for the period.

                   OYO Geospace Corporation and Subsidiaries
            Notes to Consolidated Financial Statements (Continued)

     The following table summarizes the calculation of net earnings and weighted average common shares and common equivalent shares outstanding for purposes of basic and diluted earnings per share (in thousands, except share and per share amounts):

                                                              YEAR ENDED SEPTEMBER 30,
                                                     ------------------------------------------
                                                        1999            1998            1997
                                                     ----------      ----------      ----------
  Net earnings available to common stockholders....  $      838      $    6,674      $    6,622
                                                     ==========      ==========      ==========

  Weighted average common shares and
    common share equivalents:
       Common shares...............................   5,384,530       5,072,262       4,000,000
       Common share equivalents....................      64,874          94,494              --
                                                     ----------      ----------      ----------

  Total weighted average common shares and common
    share equivalents..............................   5,449,404       5,166,756       4,000,000
                                                     ==========      ==========      ==========

  Basic earnings per common share..................  $     0.16      $     1.32      $     1.66
                                                     ==========      ==========      ==========

  Diluted earnings per common share................  $     0.15      $     1.29      $     1.66
                                                     ==========      ==========      ==========

     Options on 328,550 and 25,300 shares of common stock in fiscal 1999 and 1998, respectively, were not included in the calculation of weighted average shares for diluted earnings per share because their effects were antidilutive.

13.  Related Party Transactions:

     Sales to OYO Japan and other affiliated companies were approximately $0.3 million, $0.4 million and $2.0 million during fiscal 1999, 1998 and 1997, respectively. Purchases of inventory and equipment for resale from OYO Japan were approximately $2.7 million, $2.6 million and $2.8 million during fiscal 1999, 1998 and 1997, respectively.

     Interest expense on lines of credit from OYO Japan was approximately $0.4 million during fiscal 1997. The average outstanding principal balance on lines of credit from OYO Japan was approximately $7.4 million during fiscal 1997.

     Effective September 30, 1997, the Company purchased land, buildings and equipment used in the Company's operations from affiliates for $2.5 million in cash. The Company previously leased the facilities from the affiliates and incurred rent expense of approximately $0.2 million during fiscal 1997.

                   OYO Geospace Corporation and Subsidiaries
            Notes to Consolidated Financial Statements (Continued)

14.  Commitments and Contingencies:

Operating Leases
     The Company leases certain office space and equipment under noncancelable operating leases. The approximate future minimum rental commitments under noncancelable operating leases are as follows (in thousands):

          YEAR ENDING
          SEPTEMBER 30,
          -------------
             2000.............................................................    $  495
             2001.............................................................       500
             2002.............................................................       498
             2003.............................................................       296
             2004.............................................................        80
                                                                                  ------
                                                                                  $1,869
                                                                                  ======

     Rent expense was approximately $0.5 million, $0.2 million, and $0.4 million for fiscal 1999, 1998 and 1997, respectively.

     In October 1999, the Company extended an existing operating lease for manufacturing space for an additional three years. The extended lease commenced on November 1, 1999, with annual rental payments of approximately $0.2 million.

Legal Proceedings
     From time to time the Company is a party to what it believes is routine litigation and proceedings that may be considered as part of the ordinary course of its business. The Company is not aware of any current or pending litigation or proceedings that could have a material adverse effect on the Company's results of operations, cash flows or financial condition.

15.  Supplemental Cash Flow Information:

     Supplemental cash flow information was as follows (in thousands):

                                                                                   YEAR ENDED SEPTEMBER 30,
                                                                         --------------------------------------------
                                                                             1999           1998            1997
                                                                         ------------    -----------     ------------
       Cash paid for:
         Interest......................................................         $ 332          $  59           $  207
         Income taxes..................................................           143          5,292            2,241
       Noncash investing and financing activities:
         Contribution of obligations owed to OYO USA...................            --             --            4,165
         Common stock issued in business acquisitions..................           586          2,804               --
         Common stock issued pursuant to Employee
            and Director Plan..........................................            49          2,077               --

16.  Segment and Geographic Information:

     The Company manages its business and makes decisions with respect to the deployment of resources on a single consolidated product-line basis. The Company has one reportable segment comprised of operations in the United States, Canada and United Kingdom. The reportable segment provides products as described in Note 1.

                   OYO Geospace Corporation and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)

     A summary of net sales by geographic area for fiscal 1999 is as follows (in thousands):

     Asia (excluding Japan and Middle East).....  $ 3,515
     Canada.....................................    3,339
     Europe.....................................   14,171
     Japan......................................      470
     Middle East................................      103
     United States..............................   19,452
     Other......................................      981
                                                  -------
                                                  $42,031
                                                  =======

     Net sales are attributed to countries based on the ultimate destination of the product sold, if known. If the ultimate destination is not known, sales are attributed to countries based on the geographic location of the initial shipment. Net sales information by geographic area for fiscal 1998 and 1997 has been excluded since presenting such information is not practical. Sales information for the Company's U.S. domestic and foreign subsidiaries is as follows (in thousands):

                                                            YEAR ENDED SEPTEMBER 30,
                                                    ----------------------------------------
                                                       1999           1998           1997
                                                    ----------     ----------     ----------
     United States..............................       $40,662        $65,498        $39,736
     Canada.....................................         1,738          4,574          4,590
     United Kingdom.............................         2,804          2,733          2,541
     Eliminations...............................        (3,173)        (6,982)        (5,818)
                                                       -------        -------        -------
                                                       $42,031        $65,823        $41,049
                                                       =======        =======        =======

  Long-lived assets were as follows (in thousands):

                                                              AS OF SEPTEMBER 30,
                                                    ----------------------------------------
                                                       1999           1998           1997
                                                    ----------     ----------     ----------
     United States..............................       $22,861        $23,484        $ 5,303
     Canada.....................................         1,645            856          3,842
     United Kingdom.............................           664            762            669
                                                       -------        -------        -------
                                                       $25,170        $25,102        $ 9,814
                                                       =======        =======        =======

     The Company had no individual customers comprising more than 10% of annual sales for fiscal 1999, 1998 and 1997.

                   OYO Geospace Corporation and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)

18.  Selected Quarterly Information (Unaudited):

     The following table represents summarized data for each of the quarters in fiscal 1999 and 1998 (in thousands, except per share amounts).

                                                                                              1999
                                                                  -----------------------------------------------------
                                                                   Fourth          Third         Second        First
                                                                   Quarter         Quarter       Quarter       Quarter
                                                                  ---------       ---------     ---------     ---------
          Sales.................................................    $ 9,258         $ 9,564       $12,133       $11,076
          Gross profit..........................................      3,039           3,791         5,341         4,324
          Income (loss) from operations.........................       (492)            138           771           150
          Other income (expense), net...........................        283            (103)         (122)           26
          Net income............................................         98             203           422           115

          Basic earnings per share..............................    $  0.02         $  0.04       $  0.08       $  0.02
                                                                    =======         =======       =======       =======

          Diluted earnings per share............................    $  0.02         $  0.04       $  0.08       $  0.02
                                                                    =======         =======       =======       =======

                                                                                          1998
                                                                  -----------------------------------------------------
                                                                   Fourth          Third         Second        First
                                                                   Quarter         Quarter       Quarter       Quarter
                                                                  ---------       ---------     ---------     ---------
          Sales.................................................    $15,776         $18,484       $19,028       $12,535
          Gross profit..........................................      6,512           7,427         8,451         5,008
          Income from operations................................      1,829           2,508         4,107         1,496
          Other income (expense), net...........................       (126)            151           227            74
          Net income............................................      1,108           1,843         2,750           973

          Basic earnings per share..............................    $  0.21         $  0.35       $  0.52       $  0.22
                                                                    =======         =======       =======       =======

          Diluted earnings per share............................    $  0.20         $  0.34       $  0.51       $  0.22
                                                                    =======         =======       =======       =======

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Stockholders of OYO Geospace Corporation:

Our audits of the consolidated financial statements referred to in our report dated November 5, 1999 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



                                         /s/ PricewaterhouseCoopers LLP



Houston, Texas
November 5, 1999

                                  Schedule II

                   OYO Geospace Corporation and Subsidiaries
                       Valuation and Qualifying Accounts
                                (In Thousands)

                                                         Charged
                                                        (Credited)
                                            Balance at   to Costs   Charged                Balance at
                                            Beginning      and      to Other                  End
                                            of Period    Expenses    Assets   Deductions   of Period
                                            ---------   ----------  --------  -----------  ----------
Year ended September 30, 1999
Allowance for doubtful accounts on
  accounts and notes receivable               $  503      $   488    $     -    $  (411)     $   580


Year ended September 30, 1998
Allowance for doubtful accounts on
  accounts and notes receivable                  771          (97)         -       (171)         503


Year ended September 30, 1997
Allowance for doubtful accounts on
  accounts and notes receivable                5,398       (4,327)         -       (300)         771
Deferred interest on note receivable           1,861            -          -     (1,861)           -