Form 10-Q
period 1999-12-31
OYO GEOSPACE CORP
filed 2000-02-08
CIK 1001115

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended December 31, 1999

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
Yes    X      No
     ----        -----

There were 5,502,513 shares of the Registrant's Common Stock outstanding as of the close of business on February 7, 2000.

                                TABLE OF CONTENTS



 PART I.  FINANCIAL INFORMATION                                                          Page
 ------------------------------                                                         Number
                                                                                        ------

  Item 1.  Financial Statements                                                              3

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                 of Operations                                                               9

PART II.  OTHER INFORMATION
---------------------------

  Item 6.  Exhibits and Reports on Form 8-K                                                 13


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                       REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
OYO Geospace Corporation and Subsidiaries

  We have reviewed the accompanying consolidated balance sheet of OYO Geospace Corporation and Subsidiaries as of December 31, 1999, and the related consolidated statements of operations for the three months ended December 31, 1999 and 1998, and the consolidated statements of cash flows for the three months ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

  Based on our review, we are not aware of any material modifications that should be made to the aforementioned financial statements for them to be in conformity with accounting principles generally accepted in the United States.

  We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of September 30, 1999, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended (not presented herein) and, in our report dated November 5, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of September 30, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                         /s/ PricewaterhouseCoopers LLP


Houston, Texas
January 21, 2000

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                             ASSETS                                DECEMBER 31, 1999    SEPTEMBER 30, 1999
                                                                   ------------------   -------------------
                                                                      (unaudited)
Current assets:
  Cash and cash equivalents.....................................             $ 4,257               $ 5,280
  Trade accounts and current portion of notes receivable, net...               9,943                 7,770
  Inventories...................................................              21,682                21,941
  Deferred income tax...........................................               1,853                 1,864
  Prepaid expenses and other....................................               1,488                 1,394
                                                                             -------               -------

     Total current assets.......................................              39,223                38,249

Rental equipment, net...........................................               2,161                 1,654
Property, plant and equipment, net..............................              17,109                17,060
Goodwill and other intangible assets, net.......................               5,497                 5,598
Deferred income tax.............................................                 593                   729
Other assets....................................................                 155                   129
                                                                             -------               -------

     Total assets...............................................             $64,738               $63,419
                                                                             =======               =======

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable and current maturities of long-term debt........             $   187               $   169
  Accounts payable..............................................               3,914                 2,792
  Accrued expenses and other....................................               2,684                 2,630
  Income tax payable............................................                 164                   319
                                                                             -------               -------

     Total current liabilities..................................               6,949                 5,910

Long-term debt..................................................               4,119                 4,182
Deferred income tax.............................................               1,844                 1,929
                                                                             -------               -------

     Total liabilities..........................................              12,912                12,021
                                                                             -------               -------

Stockholders' equity:
  Preferred stock...............................................                   -                     -
  Common stock..................................................                  55                    55
  Additional paid-in capital....................................              29,914                29,914
  Retained earnings.............................................              23,485                23,066
  Accumulated other comprehensive loss..........................                (575)                 (456)
  Unearned compensation-restricted stock awards.................              (1,053)               (1,181)
                                                                             -------               -------

     Total stockholders' equity.................................              51,826                51,398
                                                                             -------               -------

     Total liabilities and stockholders' equity.................             $64,738               $63,419
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

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)
                                  (unaudited)


                                                       THREE MONTHS         THREE MONTHS
                                                          ENDED                ENDED
                                                    DECEMBER 31, 1999    DECEMBER 31, 1998
                                                    ------------------   ------------------

Sales............................................          $   12,795           $   11,076
Cost of sales....................................               8,413                6,752
                                                           ----------           ----------

Gross profit.....................................               4,382                4,324

Operating expenses:
  Selling, general and administrative expenses...               2,431                2,515
  Research and development expenses..............               1,336                1,658
                                                           ----------           ----------

     Total operating expenses....................               3,767                4,173
                                                           ----------           ----------

Income from operations...........................                 615                  151

Other income (expense):
  Interest expense...............................                 (77)                 (51)
  Interest income................................                  80                   30
  Other, net.....................................                  26                   47
                                                           ----------           ----------

     Total other income (expense), net...........                  29                   26
                                                           ----------           ----------

Income before income taxes.......................                 644                  177
Income tax expense...............................                 225                   62
                                                           ----------           ----------

Net income.......................................          $      419           $      115
                                                           ==========           ==========

Basic earnings per share.........................          $     0.08           $     0.02
                                                           ==========           ==========

Diluted earnings per share.......................          $     0.08           $     0.02
                                                           ==========           ==========

Weighted average shares outstanding - Basic......           5,409,837            5,338,096

Weighted average shares outstanding - Diluted....           5,474,332            5,420,402

   The accompanying notes are an integral part of the consolidated financial statements.

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                   THREE MONTHS         THREE MONTHS
                                                                      ENDED                 ENDED
                                                                DECEMBER 31, 1999    DECEMBER  31, 1998
                                                                ------------------   -------------------

Cash flows from operating expenses:
 Net income..................................................             $   419               $   115
 Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
   Deferred income tax.......................................                  62                  (327)
   Depreciation and amortization.............................                 829                   905
   Amortization of restricted stock awards...................                 128                   150
   Bad debt expense..........................................                  79                   323
   Effects of changes in operating assets and liabilities:
   Trade accounts and notes receivable.......................              (2,252)                2,100
   Inventories...............................................                 259                (1,667)
   Prepaid expenses and other assets.........................                 (94)                   24
   Accounts payable..........................................               1,121                  (352)
   Accrued expenses and other................................                 (23)               (2,783)
   Income tax payable........................................                (155)                  (20)
                                                                          -------               -------

     Net cash provided by (used in) operating activities.....                 373                (1,532)
                                                                          -------               -------

Cash flows from investing activities:
 Capital expenditures........................................              (1,307)               (1,827)
 Purchase of business, net of cash acquired..................                   -                (1,000)
 Proceeds from sale of equipment.............................                  75                   317
                                                                          -------               -------

     Net cash used in investing activities...................              (1,232)               (2,510)
                                                                          -------               -------

Cash flows from financing activities:
 Increase in notes payable...................................                   -                 8,000
 Principal payments on notes payable.........................                 (45)               (5,774)
                                                                          -------               -------

     Net cash provided by (used in) financing activities.....                 (45)                2,226
                                                                          -------               -------

Effect of exchange rate changes on cash......................                (119)                   (1)
                                                                          -------               -------

Decrease in cash and cash equivalents........................              (1,023)               (1,817)

Cash and cash equivalents, beginning of period...............               5,280                 3,970
                                                                          -------               -------

Cash and cash equivalents, end of period.....................             $ 4,257               $ 2,153
                                                                          =======               =======

   The accompanying notes are an integral part of the consolidated financial statements.

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   BASIS OF PRESENTATION

  The consolidated balance sheet of OYO Geospace Corporation and its subsidiaries (the "Company") at September 30, 1999, has been derived from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at December 31, 1999, and the consolidated statements of operations for the three months ended December 31, 1999 and 1998, and the consolidated statements of cash flows for the three months ended December 31, 1999 and 1998, have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the three months ended December 31, 1999, are not necessarily indicative of the operating results for a full year or of future operations.

  Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

2.   EARNINGS PER COMMON SHARE

  The following table summarizes the calculation of net earnings and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings per share:

                                                             THREE MONTHS ENDED
                                                    -------------------------------------
                                                    DECEMBER 31, 1999   DECEMBER 31, 1998
                                                    -----------------   -----------------

  Net earnings available to common
    stockholders (in thousands)                          $      419          $      115
                                                         ==========          ==========

  Weighted average common shares outstanding              5,409,837           5,338,096
  Weighted average common share equivalents
    outstanding                                              64,495              82,306
                                                         ----------          ----------

  Weighted average common shares and common
     share equivalents outstanding                        5,474,332           5,420,402
                                                         ==========          ==========

  Basic earnings per common share                        $     0.08          $     0.02
                                                         ==========          ==========

  Diluted earnings per common share                      $     0.08          $     0.02
                                                         ==========          ==========


3.  COMPREHENSIVE INCOME

  Comprehensive income includes all changes in a company's equity, except those resulting from investments by and distributions to owners. The following table summarizes the components of comprehensive income (in thousands):

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                ---------------------------------------
                                                DECEMBER 31, 1999    DECEMBER 31, 1998
                                                ------------------   ------------------

  Net income                                          $ 419                 $115
  Foreign currency translation adjustments             (119)                 (32)
                                                      -----                 ----

  Total comprehensive income                          $ 300                 $ 83
                                                      =====                 ====

4.   INVENTORIES

  Inventories consisted of the following (in thousands):

                                DECEMBER 31, 1999     SEPTEMBER 30, 1999
                                 -----------------    ------------------

       Finished goods                 $ 2,523              $ 3,070
       Work in process                  3,845                2,639
       Raw materials                   15,314               16,232
                                      -------              -------

                                      $21,682              $21,941
                                      =======              =======

5.   SEGMENT AND GEOGRAPHIC INFORMATION

  The Company manages its business and makes decisions with respect to the deployment of resources on a single consolidated product-line basis. The Company has one reportable segment comprised of operations in the United States, Canada and the United Kingdom.

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

  The seismic data acquisition industry suffered a substantial downturn in fiscal 1999, which adversely impacted our operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Demand for Our Products is Volatile; Industry Conditions Currently are Uncertain".

RESULTS OF OPERATIONS

  The following table sets forth for the three months ended December 31, 1999 and 1998, the percentage of certain statement of operations items to total sales:


                                                                                  Three Months Ended December 31,
                                                                         --------------------------------------------------
                                                                                   1999                       1998
                                                                         -------------------------   ----------------------
Sales.................................................................              100.0%                    100.0%
Cost of sales.........................................................               65.8                      61.0
Gross profit..........................................................               34.2                      39.0
Selling, general and administrative...................................               19.0                      22.6
Research and development..............................................               10.4                      15.0
Income from operations................................................                4.8                       1.4
Other income (expense), net...........................................                0.2                       0.2
Income before provision for income taxes..............................                5.0                       1.6
Provision for income taxes............................................                1.7                       0.6
Net income............................................................                3.3                       1.0

Fiscal Year 2000 Compared to Fiscal Year 1999.

  Sales for the three months ended December 31, 1999 increased $1.7 million, or 15.5% from the corresponding period of the prior year. The increase in sales was primarily due to an increase in demand in the Canadian marketplace for our land-based seismic products. In addition, we increased sales of our thermal imaging products targeted at the commercial graphics industry.

  Cost of sales for the three months ended December 31, 1999 increased $1.7 million, or 24.6% from the corresponding period of the prior year. Cost of sales increased as a percentage of total sales to 65.8% in the three months ended December 31, 1999 from 61.0% in the corresponding periods of the prior year. This percentage increase was generally attributable to the sales mix in the current quarter containing a greater percentage of our land-based seismic products, which generally have lower gross profit margins than our marine-based seismic and thermal imaging products. In addition, we have experienced competitive pricing pressures on our land-based seismic products as a result of recent industry conditions.

  Selling, general and administrative expenses for the three months ended December 31, 1999 decreased $84,000, or 3.3% from the corresponding period of the prior year. Selling, general and administrative expenses decreased as a percentage of total sales to 19.0% in the three months ended December 31, 1999 from 22.6% in the corresponding period of the prior year, primarily reflecting the impact of lower bad debt expense and our efforts to reduce costs in response to industry conditions for the three months ended December 31, 1999.

  Research and development expenses for the three months ended December 31, 1999 decreased $0.3 million, or 19.4%, from the corresponding period of the prior year. Research and development expenses decreased as a percentage of total sales to 10.4% in the three months ended December 31, 1999 from 15.0% in the corresponding period of the prior year, reflecting a decrease in the cost of materials and supplies consumed in product development activities.

  Our effective tax rate for both periods was 35%.

LIQUIDITY AND CAPITAL RESOURCES

  At December 31, 1999, we had $4.3 million in cash and cash equivalents. For the three months ended December 31, 1999, we generated $0.4 million of cash in operating activities principally resulting from our net income adjusted for noncash expenses and an increase in trade accounts payable. The generation of cash was partially offset by an increase in trade accounts and notes receivable.

  For the three months ended December 31, 1999, we used approximately $1.2 million of cash in investing activities, including $1.3 million in capital expenditures which was partially offset by $0.1 million of proceeds from the sale of equipment. We estimate that total capital expenditures in fiscal 2000 will be approximately $5.0 million.

  For the three months ended December 31, 1999, we used $45,000 of cash in financing activities resulting from principal payments on long-term mortgage notes payable.

  We have a working capital line of credit, under which we are able to borrow up to $10.0 million secured by our accounts receivable and inventory. The credit facility expires in June 2000, although we expect to extend or replace the facility before its scheduled expiration. Our credit facility prohibits us from paying cash dividends on our common stock, limits our capital expenditures, limits our additional indebtedness to $7.5 million, requires us to maintain certain financial ratios and contains other customary covenants. There were no outstanding lines of credit at December 31, 1999 and borrowing availability was $10.0 million.

  We believe that the combination of cash flow from operations and borrowing availability under our credit facility should provide us with sufficient capital resources and liquidity to fund our planned operations through fiscal 2000. However, there can be no assurance that these sources of capital will be sufficient to support our capital requirements in the long-term, and we may be required to issue additional debt or equity securities in the future to meet our capital requirements.

YEAR 2000 ISSUES

  The "Year 2000 problem" is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs having time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations in affected computer and operational systems.

  We do not expect that we will incur material future expenditures in discovering and addressing any Year 2000 problems we may have. However, the Year 2000 problem may impact customers, suppliers, shippers and other entities with which we transact business, and we cannot predict the effect of the Year 2000 problem on those entities or how those entities' Year 2000 problems may indirectly effect us, despite those entities' assurances of their Year 2000 readiness.

  Further, our customers may use our seismic products in conjunction with data acquisition systems that we did not manufacture. If those systems were to have Year 2000 problems, it is possible that some of our customers would be unable to engage in seismic data acquisition, which could result in a decrease in demand for our products.

  As of February 7, 2000, no Year 2000 problems have been reported internally or by our customers or suppliers. Based on the current information, we do not expect to encounter problems associated with the Year 2000 problem.

  THE FOREGOING STATEMENTS ARE INTENDED TO BE AND ARE HEREBY DESIGNATED "YEAR 2000 READINESS DISCLOSURE" WITHIN THE MEANING OF THE YEAR 2000 INFORMATION AND READINESS ACT.

FORWARD LOOKING STATEMENTS

  This Form 10-Q includes "forward-looking" statements which are subject to the "safe harbor" provisions of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included herein, including statements about potential future products and markets, our future financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. Although we believe the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct, and actual results may differ materially from such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations are disclosed below and in our Annual Report on Form 10-K for the year ended September 30, 1999 under the headings "Forward-Looking Statements" and "Risk Factors". Further, all written and verbal forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.

DEMAND FOR OUR PRODUCTS IS VOLATILE; INDUSTRY CONDITIONS CURRENTLY ARE UNCERTAIN

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

  Demand for our products used in the acquisition and processing of seismic data is dependent primarily upon the level of worldwide oil and gas exploration activity. That activity, in turn, is dependent primarily upon the stability of prevailing oil and gas prices. After a volatile and generally depressed price environment in 1998, oil prices opened fiscal 1999 at moderate levels and dropped sharply. The West Texas Intermediate Crude index (the "WTI Index") reached nearly $16 per barrel on September 30, 1998, and fell sharply in October and November to remain between $10 and $12 per barrel throughout the winter. This rapid decline in oil prices forced most major oil companies to significantly reduce their exploration budgets in 1999 which, in turn, caused most seismic contractors (our primary customers) to significantly reduce the number of operational crews performing seismic related activities. This crew reduction resulted in large amounts of under utilized or idle seismic equipment in the marketplace.

  Beginning in March 1999, oil prices rose steadily, in part as a result of production quotas imposed by OPEC nations, with the WTI Index breaking $30 per barrel in late January 2000. However, these commodity price increases have not yet resulted in a significant recovery of demand for our products in the seismic marketplace. Until the number of operational seismic crews increases significantly and until idle seismic equipment is again utilized, we believe our seismic equipment sales may remain at depressed levels. Further, if oil and gas prices return to lower levels, our sales may further decline.

  The recent industry environment has resulted in, and may continue to result in, competitive pricing pressures on our land-based seismic products. We intend to respond competitively to these market forces in order to maintain, or improve, our market share. In addition, the recent industry environment has resulted in, and may continue to result in, a greater percentage of our sales being attributable to certain consumable land-based seismic products that historically have provided lower gross profit margins. Further, if overall sales decrease, our manufacturing costs per unit increase as fixed costs are allocated over fewer units. The combination of these factors may result in lower gross profit margins in future periods.

OUR CUSTOMER FINANCING RESULTS IN CREDIT RISKS TO US

  We have found it necessary from time to time to extend long term trade credit to our customers through accounts and notes receivable. As a result, we are subject to the credit risks of nonpayment or late payment. Given current industry conditions, some of our customers may experience liquidity difficulties, which increases those credit risks. We cannot assure you that sufficient aggregate amounts of uncollectible receivables and bad debt charges will not have a material adverse effect on our future results of operations.

  At December 31, 1999, our bad debt allowance was $0.5 million. We systematically adjust this allowance each month to reflect the estimated credit risk associated with our trade accounts and notes receivable. We base this adjustment on the level of past due accounts and notes receivable, customer creditworthiness, past payment history, access to underlying collateral and other factors. Although we believe this allowance is a fair representation of the credit risk with respect to our outstanding receivables, we can not assure you that this allowance will be adequate to cover every potential bad debt exposure.

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


                                         OYO GEOSPACE CORPORATION



Date:  February 7, 2000                  By: /s/ Gary D. Owens
                                           ----------------------------------
                                           Gary D. Owens, Chairman of the Board
                                           President and Chief Executive Officer
                                                (duly authorized officer)




Date:  February 7, 2000                  By: /s/ Thomas T. McEntire
                                            ----------------------------------
                                                   Thomas T. McEntire
                                                 Chief Financial Officer
                                              (principal financial officer)