Form 10-Q
period 2000-03-31
OYO GEOSPACE CORP
filed 2000-05-10
CIK 1001115

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [_]

There were 5,506,013 shares of the Registrant's Common Stock outstanding as of the close of business on May 9, 2000.

================================================================================

                               TABLE OF CONTENTS
                                                                         Page
PART I.  FINANCIAL INFORMATION                                          Number
------------------------------                                          ------

  Item 1.  Financial Statements                                             3

  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                      9

PART II.  OTHER INFORMATION
---------------------------

  Item 4.  Submission of Matters to a Vote of Security Holders             13

  Item 6.  Exhibits and Reports on Form 8-K                                13

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
OYO Geospace Corporation and Subsidiaries

     We have reviewed the accompanying consolidated balance sheet of OYO Geospace Corporation and Subsidiaries as of March 31, 2000, and the related consolidated statements of operations for the three months and six months ended March 31, 2000 and 1999, and the consolidated statements of cash flows for the six months ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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


Houston, Texas
May 9, 2000

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                             ASSETS                                MARCH 31, 2000    SEPTEMBER 30, 1999
                                                                   --------------    ------------------
                                                                     (unaudited)
Current assets:
  Cash and cash equivalents.....................................          $ 3,873               $ 5,280
  Trade accounts and current portion of notes receivable, net...            9,598                 7,770
  Inventories...................................................           21,857                21,941
  Deferred income tax...........................................            1,722                 1,864
  Prepaid expenses and other....................................              798                 1,394
                                                                          -------               -------
     Total current assets.......................................           37,848                38,249

Rental equipment, net...........................................            2,074                 1,654
Property, plant and equipment, net..............................           18,395                17,060
Goodwill and other intangible assets, net.......................            5,427                 5,598
Deferred income tax.............................................              746                   729
Other assets....................................................              171                   129
                                                                          -------               -------
     Total assets...............................................          $64,661               $63,419
                                                                          =======               =======
            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable and current maturities of long-term debt........          $   191               $   169
  Accounts payable..............................................            4,084                 2,792
  Accrued expenses and other....................................            1,971                 2,630
  Income tax payable............................................              126                   319
                                                                          -------               -------
     Total current liabilities..................................            6,372                 5,910

Long-term debt..................................................            4,069                 4,182
Deferred income tax.............................................            1,665                 1,929
                                                                          -------               -------
     Total liabilities..........................................           12,106                12,021
                                                                          -------               -------
Stockholders' equity:
  Preferred stock...............................................                -                     -
  Common stock..................................................               55                    55
  Additional paid-in capital....................................           29,980                29,914
  Retained earnings.............................................           23,894                23,066
  Accumulated other comprehensive loss..........................             (455)                 (456)
  Unearned compensation-restricted stock awards.................             (919)               (1,181)
                                                                          -------               -------
     Total stockholders' equity.................................           52,555                51,398
                                                                          -------               -------

     Total liabilities and stockholders' equity.................          $64,661               $63,419
                                                                          =======               =======

                       The accompanying notes are an integral part of the consolidated financial statements.

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except share and per share amounts)
                                  (unaudited)

                                                          THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                     --------------------------------    --------------------------------
                                                     March 31, 2000    March 31, 1999    March 31, 2000    March 31, 1999
                                                     --------------    --------------    --------------    --------------
Sales...........................................       $   14,963        $   12,133        $   27,758        $   23,209
Cost of sales...................................           10,575             6,792            18,988            13,544
                                                       ----------        ----------        ----------        ----------
Gross profit....................................            4,388             5,341             8,770             9,665

Operating expenses:
  Selling, general and administrative...........            2,324             3,001             4,754             5,516
  Research and development......................            1,605             1,569             2,942             3,227
                                                       ----------        ----------        ----------        ----------
     Total operating expenses...................            3,929             4,570             7,696             8,743
                                                       ----------        ----------        ----------        ----------
Income from operations..........................              459               771             1,074               922

Other income (expense):
  Interest expense..............................              (77)             (110)             (154)             (161)
  Interest income...............................              100                69               180                99
  Other, net....................................               30               (81)               56               (34)
                                                       ----------        ----------        ----------        ----------
     Total other income (expense), net..........               53              (122)               82               (96)
                                                       ----------        ----------        ----------        ----------
Income before income taxes......................              512               649             1,156               826

Income tax expense..............................              103               227               328               289
                                                       ----------        ----------        ----------        ----------
Net income......................................       $      409        $      422        $      828        $      537
                                                       ==========        ==========        ==========        ==========
Basic earnings per share........................       $     0.08        $     0.08        $     0.15        $     0.10
                                                       ==========        ==========        ==========        ==========
Diluted earnings per share......................       $     0.07        $     0.08        $     0.15        $     0.10
                                                       ==========        ==========        ==========        ==========

Weighted average shares outstanding - Basic             5,432,058         5,394,859         5,421,330         5,365,572

Weighted average shares outstanding - Diluted           5,511,583         5,458,050         5,482,912         5,428,620


                       The accompanying notes are an integral part of the consolidated financial statements.

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                  SIX MONTHS        SIX MONTHS
                                                                     Ended             Ended
                                                                MARCH 31, 2000    MARCH 31, 1999
                                                                --------------    --------------
Cash flows from operating expenses:
 Net income..................................................          $   828           $   537
 Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
   Deferred income tax.......................................             (140)             (260)
   Depreciation and amortization.............................            1,791             2,081
   Amortization of restricted stock awards...................              254               277
   Bad debt expense..........................................               78               736
   Effects of changes in operating assets and liabilities:
   Trade accounts and notes receivable.......................           (1,906)            3,249
   Inventories...............................................               84            (2,748)
   Prepaid expenses and other assets.........................              769                65
   Accounts payable..........................................            1,290            (2,753)
   Accrued expenses and other................................             (410)           (2,652)
   Income tax payable........................................             (366)             (192)
                                                                       -------           -------
     Net cash provided by (used in) operating activities.....            2,272            (1,660)
                                                                       -------           -------
Cash flows from investing activities:
 Capital expenditures........................................           (3,608)           (2,848)
 Purchase of business, net of cash acquired..................                -            (1,259)
 Proceeds from sale of equipment.............................               20               686
                                                                       -------           -------
     Net cash used in investing activities...................           (3,588)           (3,421)
                                                                       -------           -------
Cash flows from financing activities:
 Increase in notes payable...................................                -             9,500
 Principal payments on notes payable.........................              (91)           (6,934)
                                                                       -------           -------
     Net cash provided by (used in) financing activities.....              (91)            2,566
                                                                       -------           -------
Effect of exchange rate changes on cash......................                -               (17)
                                                                       -------           -------
Decrease in cash and cash equivalents........................           (1,407)           (2,532)

Cash and cash equivalents, beginning of period...............            5,280             3,970
                                                                       -------           -------
Cash and cash equivalents, end of period.....................          $ 3,873           $ 1,438
                                                                       =======           =======

                       The accompanying notes are an integral part of the consolidated financial statements.

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

     The consolidated balance sheet of OYO Geospace Corporation and its subsidiaries (the "Company") at September 30, 1999, has been derived from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 2000, and the consolidated statements of operations for the three months and six months ended March 31, 2000 and 1999, and the consolidated statements of cash flows for the six months ended March 31, 2000 and 1999, have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the three months and six months ended March 31, 2000, are not necessarily indicative of the operating results for a full year or of future operations.

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

2.   EARNINGS PER COMMON SHARE

     The following table summarizes the calculation of net earnings and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings per share:

                                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                                    -------------------------------   -------------------------------
                                                    MARCH 31, 2000   MARCH 31, 1999   MARCH 31, 2000   MARCH 31, 1999
                                                    --------------   --------------   --------------   --------------
  Net earnings available to common
    stockholders (in thousands)                       $      409       $      422       $      828       $      537
                                                      ==========       ==========       ==========       ==========
  Weighted average common shares outstanding           5,432,058        5,394,859        5,421,330        5,365,572
  Weighted average common share equivalents
    outstanding                                           79,525           63,191           61,582           63,048
                                                      ----------       ----------       ----------       ----------
  Weighted average common shares and common
     share equivalents outstanding                     5,511,583        5,458,050        5,482,912        5,428,620
                                                      ==========       ==========       ==========       ==========
  Basic earnings per common share                     $     0.08       $     0.08       $     0.15       $     0.10
                                                      ==========       ==========       ==========       ==========
  Diluted earnings per common share                   $     0.07       $     0.08       $     0.15       $     0.10
                                                      ==========       ==========       ==========       ==========

3.   COMPREHENSIVE INCOME

     Comprehensive income includes all changes in a company's equity, except those resulting from investments by and distributions to owners. The following table summarizes the components of comprehensive income (in thousands):

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                                         THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                   -------------------------------    -------------------------------
                                                   March 31, 2000   March 31, 1999    March 31, 2000   March 31, 1999
                                                   --------------   --------------    --------------   --------------
  Net income                                            $  409           $  422            $  828           $  537

  Foreign currency translation adjustments                 120              (24)                1              (56)
                                                        ------           ------            ------           ------
  Total comprehensive income                            $  529           $  398            $  829           $  481
                                                        ======           ======            ======           ======

4.   INVENTORIES

     Inventories consisted of the following (in thousands):

                                        MARCH 31, 2000   SEPTEMBER 30, 1999
                                        --------------   ------------------
     Finished goods                         $ 2,442            $ 3,070
     Work in process                          5,228              2,639
     Raw materials                           14,187             16,232
                                            -------            -------
                                            $21,857            $21,941
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

RESULTS OF OPERATIONS

     The following table sets forth for the three and six months ended March 31, 2000 and 1999, the percentage of certain statement of operations items to total sales:

                                           THREE MONTHS ENDED MARCH 31,     SIX MONTHS ENDED MARCH 31,
                                           ----------------------------     --------------------------
                                               2000            1999            2000           1999
                                               ----            ----            ----           ----
Sales                                         100.0%          100.0%          100.0%         100.0%
Cost of sales                                  70.7%           56.0%           68.4%          58.4%
Gross profit                                   29.3%           44.0%           31.6%          41.6%
Selling, general and administrative            15.5%           24.7%           17.1%          23.7%
Research and development                       10.7%           12.9%           10.6%          13.9%
Income from operations                          3.1%            6.4%            3.9%           4.0%
Other income (expense), net                     0.3%          (1.0)%            0.3%         (0.4)%
Income before provision for income taxes        3.4%            5.4%            4.2%           3.6%
Provision for income taxes                      0.7%            1.9%            1.2%           1.3%
Net income                                      2.7%            3.5%            3.0%           2.3%

Fiscal Year 2000 Compared to Fiscal Year 1999.

     Sales for the three months and six months ended March 31, 2000 increased $2.8 million, or 23.3%, and $4.5 million, or 19.6%, respectively, from the corresponding periods of the prior fiscal year. The increase in sales was primarily due to an increase in demand for our land-based seismic products for the Canadian and Middle Eastern marketplaces as well as increased sales of our thermal imaging products targeted at the commercial graphics industry. These sales increases were partially offset by a decrease in sales of our marine-based seismic products.

     Cost of sales for the three months and six months ended March 31, 2000 increased $3.8 million, or 55.7%, and $5.4 million, or 40.2%, respectively, from the corresponding periods of the prior fiscal year. Cost of sales increased as a percentage of total sales to 70.7% and 68.4% in the three months and six months ended March 31, 2000, respectively, from 56.0% and 58.4% in the corresponding periods of the prior fiscal year. This percentage increase was generally attributable to the sales mix in the current periods containing a greater percentage of our land-based seismic products, which generally have lower gross profit margins than our marine-based seismic and thermal imaging products. In addition, we have experienced competitive pricing pressures on our land-based seismic products as a result of recent industry conditions. We expect these competitive pressures to continue throughout the remainder of this fiscal year.

     Selling, general and administrative expenses for the three months and six months ended March 31, 2000 decreased $0.7 million, or 22.6%, and $0.8 million, or 13.8%, respectively, from the corresponding period of the prior fiscal year. Selling, general and administrative expenses decreased as a percentage of total sales to 15.5% and 17.1% in the three months and six months ended March 31, 2000, respectively, from 24.7% and 23.7% in the corresponding periods of the prior fiscal year, primarily reflecting the impact of lower bad debt expense and our efforts to reduce costs in response to recent industry conditions.

     Research and development expenses for the three months ended March 31, 2000 increased $36,000, or 2.3%, and for the six months ended March 31, 2000 decreased $0.3 million, or 8.8%, from the corresponding periods of the prior fiscal year. Research and development expenses decreased as a percentage of total sales to 10.7% and 10.6% in the three months and six months ended March 31, 2000, respectively, from 12.9% and 13.9% in the corresponding periods of the prior fiscal year, reflecting higher sales volume.

     Our effective tax rate for the three months ended March 31, 2000 was 20.1% compared to 35.0% for the three months ended March 31, 1999. The effective tax rate for the six months ended March 31, 2000 was 28.4% compared to 35.0% for the corresponding period of the prior fiscal year. The tax rate of the current periods include the recognition of a $0.1 million tax benefit relating to the prior fiscal year. Excluding the prior year tax benefit, the company's effective rate would be 35.0% for the current periods.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2000, we had $3.9 million in cash and cash equivalents. For the six months ended March 31, 2000, we generated $2.3 million of cash from operating activities, principally resulting from our net income adjusted for noncash expenses and an increase in trade accounts payable. Such cash flow was partially offset by an increase in trade accounts and notes receivable.

     For the six months ended March 31, 2000, we used approximately $3.6 million of cash in investing activities, principally consisting of capital expenditures. We estimate that total capital expenditures in fiscal 2000 will be approximately $6.0 million.

     For the six months ended March 31, 2000, we used $0.1 million of cash in financing activities resulting from principal payments on long-term mortgage notes payable.

     We have a working capital line of credit, under which we are able to borrow up to $10.0 million secured by our accounts receivable and inventory. The credit facility expires in October 2001. Our credit facility prohibits us from paying cash dividends on our common stock, limits our capital expenditures, limits our additional indebtedness to

$7.5 million, requires us to maintain certain financial ratios and contains other customary covenants. There were no outstanding lines of credit at March 31, 2000 and borrowing availability was $10.0 million.

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

DEMAND FOR OUR PRODUCTS IS VOLATILE; INDUSTRY CONDITIONS CURRENTLY ARE UNCERTAIN

     Fiscal 1999 was a particularly challenging year for the seismic industry as low oil and gas prices delayed land exploration activities and caused seismic contractors to consolidate crews and stack equipment. We believe improvements in oil and gas prices should result in an increase in geophysical activity in the second half of fiscal 2000, but we expect that the industry will continue to be cautious until it becomes apparent that oil and gas prices have stabilized at levels adequate to sustain profitability.

     Demand for our products used in the acquisition and processing of seismic data is dependent primarily upon the level of worldwide oil and gas exploration activity. That activity, in turn, is dependent primarily upon the stability of prevailing oil and gas prices. After a volatile and generally depressed price environment in 1998, oil prices opened fiscal 1999 at moderate levels and dropped sharply in October and November to remain between $10 and $12 per barrel throughout the winter. This rapid decline in oil prices forced most major oil companies to significantly reduce their exploration budgets in 1999 which, in turn, caused most seismic contractors (our primary customers) to significantly reduce the number of operational crews performing seismic related activities. This crew reduction resulted in large amounts of under utilized or idle seismic equipment in the marketplace.

     Beginning in March 1999, oil prices rose steadily, in part as a result of production quotas imposed by OPEC nations, and have returned to more moderate levels. However, these commodity price increases have not yet resulted in a significant recovery of demand for our products in the seismic marketplace. Until the number of operational seismic crews increases significantly and until idle seismic equipment is again utilized, we believe our seismic equipment sales may remain at depressed levels. Further, if oil and gas prices return to lower levels, our sales may further decline.

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

     At March 31, 2000, our bad debt allowance was $0.5 million. We systematically adjust this allowance each month to reflect the estimated credit risk associated with our trade accounts and notes receivable. We base this adjustment on the level of past due accounts and notes receivable, customer creditworthiness, past payment history, access to underlying collateral and other factors. Although we believe this allowance is a fair representation of the credit risk with respect to our outstanding receivables, we can not assure you that this allowance will be adequate to cover every potential bad debt exposure.

                          PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On January 28, 2000, we held our Annual Meeting of Stockholders (the "Meeting"). At the Meeting, our stockholders approved the election of Katsuhiko Kobayashi, Michael J. Sheen and Charles H. Still as directors, each holding office until the 2003 Annual Meeting of Shareholders or until his successor is duly elected and qualified. The directors were elected with the following votes:

                                 For      Withheld
                                 ---      --------
     Katsuhiko Kobayashi      5,195,915    6,700
     Michael J. Sheen         5,196,115    6,500
     Charles H. Still         5,196,415    6,200

The total voted shares represented by proxy was 5,202,615.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  The following exhibits are filed with this Quarterly Report.

10.1 Second Amendment to Business Loan Agreement, dated January 28, 2000, made by and between the Company and Bank of America.

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


                                         OYO GEOSPACE CORPORATION



Date:  May 9, 2000                       By:      /s/ Gary D. Owens
                                         ------------------------------------
                                         Gary D. Owens, Chairman of the Board
                                         President and Chief Executive Officer
                                               (duly authorized officer)




Date:  May 9, 2000                       By:      /s/ Thomas T. McEntire
                                         ------------------------------------
                                                    Thomas T. McEntire
                                                 Chief Financial Officer
                                              (principal financial officer)