Form 10-Q
period 2000-06-30
OYO GEOSPACE CORP
filed 2000-08-09
CIK 1001115

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2000

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

There were 5,507,638 shares of the Registrant's Common Stock outstanding as of the close of business on August 8, 2000.

================================================================================

                                Table of Contents

PART I.  FINANCIAL INFORMATION                                          Page
-------------------------------                                        Number
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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                       REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
OYO Geospace Corporation and Subsidiaries

  We have reviewed the accompanying consolidated balance sheet of OYO Geospace Corporation and Subsidiaries as of June 30, 2000, and the related consolidated statements of operations for the three months and nine months ended June 30, 2000 and 1999, and the consolidated statements of cash flows for the nine months ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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


Houston, Texas
August 8, 2000

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                            ASSETS                                June 30, 2000      September 30, 1999
                                                                  -------------      ------------------
                                                                  (unaudited)
Current assets:
  Cash and cash equivalents....................................        $ 3,830              $ 5,280
  Trade accounts and current portion of notes receivable, net..          8,277                7,770
  Inventories..................................................         21,311               21,941
  Deferred income tax..........................................          1,968                1,864
  Prepaid expenses and other...................................          1,240                1,394
                                                                       -------              -------

     Total current assets......................................         36,626               38,249

Rental equipment, net..........................................          1,918                1,654
Property, plant and equipment, net.............................         18,316               17,060
Goodwill and other intangible assets, net......................          5,319                5,598
Deferred income tax............................................            723                  729
Other assets...................................................            162                  129
                                                                       -------              -------

     Total assets..............................................        $63,064              $63,419
                                                                       =======              =======

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable and current maturities of long-term debt.......        $   194              $   169
  Accounts payable.............................................          3,454                2,792
  Accrued expenses and other...................................          2,649                2,630
  Income tax payable...........................................            191                  319
                                                                       -------              -------

     Total current liabilities.................................          6,488                5,910

Long-term debt.................................................          4,035                4,182
Deferred income tax............................................          1,587                1,929
                                                                       -------              -------

     Total liabilities.........................................         12,110               12,021
                                                                       -------              -------

Stockholders' equity:
  Preferred stock..............................................              -                    -
  Common stock.................................................             55                   55
  Additional paid-in capital...................................         30,004               29,914
  Retained earnings............................................         22,272               23,066
  Accumulated other comprehensive loss.........................           (584)                (456)
  Unearned compensation-restricted stock awards................           (793)              (1,181)
                                                                       -------              -------

     Total stockholders' equity................................         50,954               51,398
                                                                       -------              -------

     Total liabilities and stockholders' equity................        $63,064              $63,419
                                                                       =======              =======

   The accompanying notes are an integral part of the consolidated financial statements.

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)
                                  (unaudited)


                                                       Three Months Ended              Nine Months Ended
                                                 -----------------------------   -----------------------------
                                                 June 30, 2000   June 30, 1999   June 30, 2000   June 30, 1999
                                                 -------------   -------------   -------------   -------------
Sales..........................................     $   12,935      $    9,564      $   40,693      $   32,773
Cost of sales..................................         10,850           5,773          29,838          19,317
                                                    ----------      ----------      ----------      ----------

Gross profit...................................          2,085           3,791          10,855          13,456

Operating expenses:
  Selling, general and administrative..........          2,741           2,252           7,496           7,770
  Research and development.....................          1,627           1,401           4,568           4,627
                                                    ----------      ----------      ----------      ----------

     Total operating expenses..................          4,368           3,653          12,064          12,397
                                                    ----------      ----------      ----------      ----------

Income (loss) from operations..................         (2,283)            138          (1,209)          1,059

Other income (expense):
  Interest expense.............................            (96)            (97)           (250)           (258)
  Interest income..............................             48              35             228             134
  Other, net...................................            (92)            (41)            (36)            (75)
                                                    ----------      ----------      ----------      ----------

     Total other income (expense), net.........           (140)           (103)            (58)           (199)
                                                    ----------      ----------      ----------      ----------

Income (loss) before income taxes..............         (2,423)             35          (1,267)            860

Income tax expense (benefit)...................           (801)           (168)           (473)            120
                                                    ----------      ----------      ----------      ----------

Net income (loss)..............................     $   (1,622)     $      203      $     (794)     $      740
                                                    ==========      ==========      ==========      ==========

Basic earnings (loss) per share................     $    (0.30)     $     0.04      $    (0.15)     $     0.14
                                                    ==========      ==========      ==========      ==========

Diluted earnings (loss) per share..............     $    (0.30)     $     0.04      $    (0.15)     $     0.14
                                                    ==========      ==========      ==========      ==========

Weighted average shares outstanding - Basic          5,440,791       5,402,642       5,427,793       5,377,929

Weighted average shares outstanding - Diluted        5,440,791       5,468,062       5,427,793       5,441,141

   The accompanying notes are an integral part of the consolidated financial statements.

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                               Nine Months     Nine Months
                                                                  Ended           Ended
                                                              June 30, 2000   June 30, 1999
                                                              -------------   -------------

Cash flows from operating expenses:
 Net income (loss)..........................................        $  (794)        $   740
 Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
   Deferred income tax......................................           (443)             37
   Depreciation and amortization............................          2,668           2,778
   Amortization of restricted stock awards..................            381             387
   Bad debt expense.........................................            271             642
   Effects of changes in operating assets and liabilities:
    Trade accounts and notes receivable......................          (778)          3,373
    Inventories..............................................           630            (856)
    Prepaid expenses and other assets........................           154            (311)
    Accounts payable.........................................           660          (5,081)
    Accrued expenses and other...............................           519          (3,084)
    Income tax payable.......................................          (128)           (122)
                                                                    -------         -------

       Net cash provided by (used in) operating activities....        3,140          (1,497)
                                                                    -------         -------

Cash flows from investing activities:
 Capital expenditures.......................................         (4,394)         (3,049)
 Purchase of business, net of cash acquired.................              -          (1,259)
 Proceeds from sale of equipment............................             54             753
                                                                    -------         -------

     Net cash used in investing activities..................         (4,340)         (3,555)
                                                                    -------         -------

Cash flows from financing activities:
 Increase in notes payable..................................              -           9,500
 Principal payments on notes payable........................           (122)         (7,577)
                                                                    -------         -------

     Net cash provided by (used in) financing activities....           (122)          1,923
                                                                    -------         -------

Effect of exchange rate changes on cash.....................           (128)             27
                                                                    -------         -------

Decrease in cash and cash equivalents.......................         (1,450)         (3,102)

Cash and cash equivalents, beginning of period..............          5,280           3,970
                                                                    -------         -------

Cash and cash equivalents, end of period....................        $ 3,830         $   868
                                                                    =======         =======

   The accompanying notes are an integral part of the consolidated financial statements.

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.   Basis of Presentation

  The consolidated balance sheet of OYO Geospace Corporation and its subsidiaries (the "Company") at September 30, 1999, has been derived from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 2000, and the consolidated statements of operations for the three months and nine months ended June 30, 2000 and 1999, and the consolidated statements of cash flows for the nine months ended June 30, 2000 and 1999, have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the three months and nine months ended June 30, 2000, are not necessarily indicative of the operating results for a full year or of future operations.

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

  PricewaterhouseCoopers LLP is not subject to the liability provisions of
Section 11 of the Securities Act of 1933 for their report on the unaudited financial information as of June 30, 2000 and for the three months and nine months then ended, because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

2.   Earnings Per Common Share

  The following table summarizes the calculation of net earnings and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings per share:

                                                     Three Months Ended              Nine Months Ended
                                                -----------------------------  -----------------------------
                                                June 30, 2000   June 30, 1999  June 30, 2000   June 30, 1999
                                                -------------   -------------  -------------   -------------

   Net earnings (loss) available to common
    stockholders (in thousands)                    $   (1,622)     $      203     $     (794)     $      740
                                                   ==========      ==========     ==========      ==========

  Weighted average common shares outstanding        5,440,791       5,402,642      5,427,793       5,377,929
  Weighted average common share equivalents
    outstanding                                             -          65,420              -          63,212
                                                   ----------      ----------     ----------      ----------

  Weighted average common shares and common
     share equivalents outstanding                  5,440,791       5,468,062      5,427,793       5,441,141
                                                   ==========      ==========     ==========      ==========

  Basic earnings (loss) per common share           $    (0.30)     $     0.04     $    (0.15)     $     0.14
                                                   ==========      ==========     ==========      ==========

  Diluted earnings (loss) per common share         $    (0.30)     $     0.04     $    (0.15)     $     0.14
                                                   ==========      ==========     ==========      ==========

3.   Comprehensive Income

  Comprehensive income includes all changes in stockholders' equity, except those resulting from investments by and distributions to owners. The following table summarizes the components of comprehensive income (in thousands):

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


                                                    Three Months Ended              Nine Months Ended
                                              -----------------------------  -----------------------------
                                              June 30, 2000   June 30, 1999  June 30, 2000   June 30, 1999
                                              -------------   -------------  -------------   -------------

  Net income (loss)                                 $(1,622)           $203          $(794)           $740

  Foreign currency translation adjustments             (129)             43           (128)            (13)
                                                    -------            ----          -----            ----

  Total comprehensive income (loss)                 $(1,751)           $246          $(922)           $727
                                                    =======            ====          =====            ====

4.   Inventories

  Inventories consisted of the following (in thousands):

                          June 30, 2000  September 30, 1999
                          -------------  ------------------

       Finished goods           $ 2,870             $ 3,070
       Work in process            2,880               2,639
       Raw materials             15,561              16,232
                                -------             -------

                                $21,311             $21,941
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

  The seismic data acquisition industry suffered a substantial downturn in fiscal 1999, which adversely impacted our operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Demand for Our Products is Volatile; Industry Conditions Currently are Uncertain; Pricing Pressures May Continue".

Results of Operations

  The following table sets forth for the three and nine months ended June 30, 2000 and 1999, the percentage of certain statement of operations items to total sales:


                                                       Three Months Ended June 30,     Nine Months Ended June 30,
                                                      -----------------------------   ----------------------------
                                                           2000           1999            2000            1999
                                                         --------        -------         -------        -------
Sales                                                      100.0%         100.0%         100.0%         100.0%
Cost of sales                                               83.9%          60.4%          73.3%          58.9%
Gross profit                                                16.1%          39.6%          26.7%          41.1%
Selling, general and administrative                         21.1%          23.5%          18.5%          23.8%
Research and development                                    12.6%          14.7%          11.2%          14.1%
Income (loss) from operations                             (17.6)%           1.4%         (3.0)%           3.2%
Other income (expense), net                                (1.1)%         (1.0)%         (0.2)%         (0.6)%
Income (loss) before provision for income taxes           (18.7)%           0.4%         (3.2)%           2.6%
Income tax expense (benefit)                               (6.2)%         (1.7)%         (1.2)%           0.3%
Net income (loss)                                         (12.5)%           2.1%         (2.0)%           2.3%

Fiscal Year 2000 Compared to Fiscal Year 1999.

  Sales for the three months and nine months ended June 30, 2000 increased $3.4 million, or 35.2%, and $7.9 million, or 24.2%, respectively, from the corresponding periods of the prior fiscal year. Our sales increased primarily because of an increase in demand for our land-based seismic products for the Canadian and Middle Eastern marketplaces. This sales increase was partially offset by a decline in sales of our marine-based seismic products as a result of the oversupply of deepwater seismic vessels.

  Cost of sales for the three months and nine months ended June 30, 2000 increased $5.1 million, or 87.9%, and $10.5 million, or 54.5%, respectively, from the corresponding periods of the prior fiscal year. Cost of sales increased as a percentage of total sales to 83.9% and 73.3% in the three months and nine months ended June 30, 2000, respectively, from 60.4% and 58.9% in the corresponding periods of the prior fiscal year. Several factors have contributed to the decline in our gross profit margin since the prior year periods. First, the sales mix of our products contains significantly more sales of land-based seismic products which continue to experience competitive pricing
pressures despite a recent increase in demand.   As a result of these pricing
pressures, in recent months we made a highly competitive bid on a large equipment order. As expected, the revenues from the resulting order absorbed fixed overhead costs which otherwise would have been unabsorbed, however, our direct labor costs exceeded those anticipated for filling the order. We expect competitive pressures to continue throughout the remainder of this fiscal year. Second, the sales mix contains fewer sales of marine-based products due to the factors referred to above. Sales of our marine products have historically had the highest gross profit margins. Finally, a number of other factors contributed to the decline in our gross profit margin including currency fluctuations resulting in increased cost of foreign-purchased materials, increased warranty expenses associated with our thermal imaging products and increased inventory obsolescence costs associated with the introduction of a new reservoir characterization acquisition system.

  Selling, general and administrative expenses for the three months ended June 30, 2000 increased $0.5 million, or 21.7%, from the corresponding period of the prior fiscal year and for the nine months ended June 30, 2000 decreased $0.3 million, or 3.5%, from the corresponding period of the prior fiscal year. These increases and decreases are primarily the result of periodic fluctuations in our bad debt expenses. Selling, general and administrative expenses decreased as a percentage of total sales to 21.1% and 18.5% in the three months and nine months ended June 30, 2000, respectively, from 23.5% and 23.8% in the corresponding periods of the prior fiscal year, primarily reflecting higher sales volume.

  Research and development expenses for the three months ended June 30, 2000 increased $0.2 million, or 16.1%, and for the nine months ended June 30, 2000 decreased $0.1 million, or 1.3%, from the corresponding periods of the prior fiscal year. Research and development expenses decreased as a percentage of total sales to 12.6% and 11.2% in the three months and nine months ended June 30, 2000, respectively, from 14.7% and 14.1% in the corresponding periods of the prior fiscal year, reflecting higher sales volume.

  Our effective tax rate for the three months ended June 30, 2000 was a benefit of 33.1% compared to a benefit of 480.0% for the three months ended June 30, 1999. The effective tax rate for the nine months ended June 30, 2000 was a benefit of 37.3% compared to a tax provision of 14.0% for the corresponding period of the prior fiscal year. The tax rates for the prior year periods ended June 30, 1999 include the impact of $0.2 million nonrecurring tax benefit relating to the utilization of tax credits and other attributes from prior years. Excluding the tax benefit, the effective tax rates for each of the periods ended June 30, 1999 would have been 35.0%.

Liquidity and Capital Resources

  At June 30, 2000, we had $3.8 million in cash and cash equivalents. For the nine months ended June 30, 2000, we generated $3.1 million of cash from operating activities, principally resulting from our net loss adjusted for noncash expenses and changes in working capital.

  For the nine months ended June 30, 2000, we used approximately $4.3 million of cash in investing activities, principally consisting of capital expenditures.
We estimate that total capital expenditures in fiscal 2000 will be approximately $6.0 million.

  For the nine months ended June 30, 2000, we used $0.1 million of cash in financing activities resulting from principal payments on long-term mortgage notes payable.

  We have a working capital line of credit, under which we are able to borrow up to $10.0 million secured by our accounts receivable and inventory. The credit facility expires in October 2001. Our credit facility prohibits us from paying cash dividends on our common stock, limits our capital expenditures, limits our additional indebtedness to $7.5 million, requires us to maintain certain financial ratios and contains other customary covenants. There were no borrowings under our line of credit at June 30, 2000.

  The recent operating loss we experienced in the third quarter resulted in a reduction in our borrowing availability. Among the financial ratios required by our credit facility is the Ratio of Funded Debt to EBITDA. In order for us to maintain compliance with this ratio, our borrowing availability under the credit facility at June 30, 2000 is limited to $1.5 million. We are currently in discussions with our lender to extend our borrowing availability under the credit facility.

  We believe that the combination of existing cash reserves, cash flows from operations and borrowing availability under our credit facility should provide us with sufficient capital resources and liquidity to fund our planned operations through fiscal 2000. We also believe we will be successful in either extending our borrowing availability with our current lender or securing adequate financing elsewhere to fund our future operating needs. However, there can be no assurance that we will be able to obtain such additional borrowings or that such sources of capital will be sufficient to support our capital requirements in the long-term, and we may be required to issue additional debt or equity securities in the future to meet our capital requirements.

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

Demand for Our Products is Volatile; Industry Conditions Currently are Uncertain; Pricing Pressures May Continue

  In fiscal 1999 rapid declines in oil prices forced most major oil companies to significantly reduce their exploration budgets, which in turn, caused most seismic contractors (our primary customers) to significantly reduce the number of operational crews performing seismic related activities. This crew reduction resulted in large amounts of under utilized or idle seismic equipment in the marketplace. Although oil and gas prices have recovered substantially from their lows of last year, the industry has continued to be cautious in its capital spending on exploration activities. Moreover, the surplus of equipment in the industry and the time required to reassemble qualified crews has slowed recovery of the land-based seismic markets, resulting in a discount-driven pricing environment. Excess capacity with our marine customers has also adversely affected our business. The oversupply of deepwater marine seismic vessels, coupled with the pending merger of Western Geophysical and Geco Prakla, has resulted in reduced or delayed capital spending in the marine sector.

  Until the number of operational seismic crews increases significantly and until idle seismic equipment is again utilized, we believe our seismic equipment sales may remain at depressed levels. Further, if oil and gas prices return to lower levels, our sales may further decline.

  The recent industry environment has resulted in, and may continue to result in, competitive pricing pressures on our land-based seismic products. In addition, certain of our competitors are based outside the United States. As the strength of the U.S. dollar increases against certain foreign currencies, our ability to bid competitively against certain foreign competitors is adversely affected. We intend to respond competitively to these market forces in order to maintain, or improve, our market share. These pricing pressures may continue to adversely impact our profitability.

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

We Are Subject to Currency Fluctuations for Purchased Materials

  A Japanese manufacturer unaffiliated with us is currently the only supplier of wide format printheads that we use in our wide format thermal plotters. We pay for the printheads in Japanese yen. Accordingly, we are at risk that, due to currency fluctuations, the cost of the printheads to us could increase. Our practice is not to hedge these foreign currency exposures unless we are bound by a firm commitment.

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

  At June 30, 2000, our bad debt allowance was $0.7 million. We systematically adjust this allowance each month to reflect the estimated credit risk associated with our trade accounts and notes receivable. We base this adjustment on the level of past due accounts and notes receivable, customer creditworthiness, past payment history, access to underlying collateral and other factors. Although we believe this allowance is a fair representation of the credit risk with respect to our outstanding receivables, we can not assure you that this allowance will be adequate to cover every potential bad debt exposure.

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


                                         OYO GEOSPACE CORPORATION



Date:  August 8, 2000                   By:    /s/ Gary D. Owens
                                       ----------------------------
                                       Gary D. Owens, Chairman of the Board
                                       President and Chief Executive Officer
                                            (duly authorized officer)




Date:  August 8, 2000                   By:    /s/ Thomas T. McEntire
                                       -----------------------------
                                              Thomas T. McEntire
                                           Chief Financial Officer
                                        (principal financial officer)