Form 10-Q/A
period 2000-06-30
OYO GEOSPACE CORP
filed 2000-08-10
CIK 1001115

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                         AMENDMENT NO. 1 TO FORM 10-Q
                                ON FORM 10-Q/A


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

This amendment amends:

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

  Cost of sales for the three months and nine months ended June 30, 2000 increased $5.1 million, or 87.9%, and $10.5 million, or 54.5%, respectively, from the corresponding periods of the prior fiscal year. Cost of sales increased as a percentage of total sales to 83.9% and 73.3% in the three months and nine months ended June 30, 2000, respectively, from 60.4% and 58.9% in the corresponding periods of the prior fiscal year. Several factors have contributed to the decline in our gross profit margin since the prior year periods. First, the sales of our land-based seismic products continue to experience competitive pricing pressures despite a recent increase in demand. As a result of these pricing pressures, in recent months we made a highly competitive bid on a large equipment order. As expected, the revenues from the resulting order absorbed fixed overhead costs which otherwise would have been unabsorbed, however, our direct labor costs exceeded those anticipated for filling the order. We expect competitive pressures to continue throughout the remainder of this fiscal year. Second, the sales mix contains fewer sales of marine-based products due to an over supply of deepwater seismic vessels. Sales of our marine products have historically had the highest gross profit margins. Finally, a number of other factors contributed to the decline in our gross profit margin including currency fluctuations resulting in increased cost of foreign-purchased materials, increased warranty expenses associated with our thermal imaging products and increased inventory obsolescence costs associated with the introduction of a new reservoir characterization acquisition system.

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

  We have a working capital line of credit, under which we are able to borrow funds secured by our accounts receivable and inventory. The credit facility expires in October 2001. Our credit facility prohibits us from paying cash dividends on our common stock, limits our capital expenditures, limits our additional indebtedness to $7.5 million, requires us to maintain certain financial ratios and contains other customary covenants. There were no borrowings under our line of credit at June 30, 2000.

  The operating loss we experienced in the third quarter resulted in a reduction in our borrowing availability. Our borrowing availability under the credit facility at June 30, 2000 is limited to $1.5 million. We are currently in discussions with our lender to increase our borrowing availability under the credit facility.

  We believe that the combination of existing cash reserves, cash flows from operations and borrowing availability under our credit facility should provide us with sufficient capital resources and liquidity to fund our planned operations through fiscal 2000. We also believe we will be successful in either increasing our borrowing availability with our current lender or securing adequate financing elsewhere to fund our future operating needs. However, there can be no assurance that we will be able to obtain such additional borrowings or that such sources of capital will be sufficient to support our capital requirements in the long-term, and we may be required to issue additional debt or equity securities in the future to meet our capital requirements.

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

Demand for Our Products is Volatile; Industry Conditions Currently are Uncertain; Pricing Pressures May Continue

  In fiscal 1999 rapid declines in oil prices forced most major oil companies to significantly reduce their exploration budgets, which in turn, caused most seismic contractors (our primary customers) to significantly reduce the number of operational crews performing seismic related activities. This crew reduction resulted in large amounts of under utilized or idle seismic equipment in the marketplace. Although oil and gas prices have recovered substantially from their lows of last year, the industry has continued to be cautious in its capital spending on exploration activities. Moreover, the surplus of equipment in the industry and the time required to reassemble qualified crews has slowed recovery of the land-based seismic markets, resulting in a discount-driven pricing environment. Excess capacity with our marine customers is also adversely affecting our business. The oversupply of deepwater marine seismic vessels, coupled with the pending merger of Western Geophysical and Geco Prakla, has resulted in reduced or delayed capital spending in the marine sector.

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

We Are Subject to Currency Fluctuations for Purchased Materials

  A Japanese manufacturer unaffiliated with us is currently the only supplier of wide format printheads that we use in our wide format thermal plotters. We pay for the printheads in Japanese yen. Accordingly, we are at risk that, due to currency fluctuations, the cost of the printheads to us could increase. Our practice is not to hedge these foreign currency exposures unless we are bound by a firm purchase commitment.

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

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                         OYO GEOSPACE CORPORATION



Date:  August 10, 2000                 By:    /s/ Thomas T. McEntire
                                       -----------------------------
                                              Thomas T. McEntire
                                           Chief Financial Officer
                                        (principal financial officer)