Form 10-K405
period 2000-09-30
OYO GEOSPACE CORP
filed 2000-12-13
CIK 1001115

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

                               ----------------

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the Fiscal Year Ended September 30, 2000

[] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission file number 001-13601

                               ----------------

                            OYO GEOSPACE CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

                 Delaware                              76-0447780
     (State or Other Jurisdiction of      (I.R.S. Employer Identification No.)
      Incorporation or Organization)

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

   There were 5,517,138 shares of the Registrant's Common Stock outstanding as of the close of business on December 6, 2000. The aggregate market value of the Registrant's Common Stock held by non-affiliates was approximately $45 million (based upon the closing price of $19.13 on December 6, 2000, as reported by the NASDAQ Stock Market, Inc.).

                               ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the definitive proxy statement for the Registrant's 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

   The seismic data acquisition industry suffered a substantial downturn in fiscal 1999, which adversely impacted our operations in fiscal 1999 and 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   It is estimated that one-to two-thirds of the reserves associated with every discovery will be left behind in the reservoir, not able to be recovered economically or at times even identified. Reservoir characterization and management programs, in which the reservoir is carefully imaged and monitored throughout the life of the field, are now seen as a vital tool for improving rates of return. Surveys repeated in time show dynamic changes within the reservoir and can be used to monitor the effects of production. In fiscal 2000, we introduced HDSeis(TM), a suite of borehole and reservoir characterization products and services.

Products and Product Development

   Our seismic product lines currently consist of geophones and hydrophones, including multi-component geophones and hydrophones, seismic leader wire, geophone string connectors, seismic telemetry cable, high definition reservoir characterization products and services, thermal imaging products, marine seismic cable retrieval devices and small data acquisition systems targeted at niche markets. Our seismic products are compatible with most major seismic data acquisition systems currently in use. We believe that our seismic products are among the most technologically advanced instruments and equipment available for seismic data acquisition.

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

   We also have adapted our thermal imaging technology, which we originally developed for the seismic industry, for commercial applications in the newsprint, silkscreen and corrugated printing industries. We believe that our wide format thermal printers, which use dry film technology developed in conjunction with a film manufacturer, are a cost-effective alternative to conventional equipment. We expect to continue our research and development activities to expand the markets for our thermal imaging products and increase the image clarity of our products. Thermal imaging and related products used for commercial applications accounted for approximately 20.7% of our sales in fiscal 2000.

   We are also working to diversify our existing product lines and adapt our manufacturing capabilities for uses in industries other than the oil and gas industry.

   In fiscal 2000, we introduced HDSeis(TM), a suite of borehole and reservoir characterization products and services. Our new HDSeis(TM) System is a high definition seismic acquisition system with flexible architecture that can be configured as a borehole seismic system or as a subsurface system for land or marine reservoir-monitoring activities.

   The scalable architecture of the HDSeis System enables custom designed system configuration for applications ranging from low-channel engineering and environmental-scale surveys to large-channel permanent deepwater reservoir imaging and monitoring surveys. Modular architecture allows virtually unlimited channel expansion with Global Positioning System (GPS) and fiber-optic synchronization. In addition, multi-system synchronization features make the HDSeis well suited for multi-well or multi-site acquisition, simultaneous surface and downhole acquisition and continuous reservoir monitoring projects.

   Reservoir characterization requires special purpose or custom designed systems in which portability becomes less critical and functional reliability assumes greater importance to assure successful operations in inaccessible locations over a considerable period of time. Additionally, reservoirs located in deepwater or hostile environments require special instrumentation and new techniques for life-of-field performance.

   Reservoir characterization also requires high-bandwidth, high-resolution geophysical data for engineering project planning and management. Geophysical data acquired at reservoir level, through seismic sources and acoustic receivers within wellbores, has a bandwidth of several kilohertz, which is capable of yielding the requisite high resolution images.

   We believe our new HD Seis system and tools, designed for cost-effective deployment and lifetime performance, will make borehole and seabed seismic a cost effective, reliable resolution to the challenges of reservoir characterization and monitoring.

   This year, we further expanded our manufacturing capabilities with the addition of new armored cable manufacturing capability. Armored cable is used in reservoir monitoring as well as in wireline and well-logging applications and as such represents a potential new market for us. Installation of the manufacturing equipment should be concluded during the first quarter of fiscal 2001, with first shipments expected shortly thereafter.

   Other new 3-D seismic product developments include introduction of an omnidirectional X-phone for use in reservoir monitoring; a new compact marine three-component or four-component gimbaled sensor unit; as well as new special-purpose connectors, connector arrays and cases.

   In marine seismic developments, we are in the final stages of testing a new marine streamer steering device for use in marine streamer surveys. Known as "Birds", these rudderlike devices are fitted to the streamer to provide vertical depth control. The new bird is expected to be ready for commercial introduction during the first half of fiscal 2001.

   Last year, our commercial graphics operations launched the Techstyler, a 14-inch, 600 dpi, image setter for textile products. This year, we expect to introduce the Techsetter, a high performance product targeted at the offset printing market.

Competition

   Our principal competitors for geophones, hydrophones, geophone string connectors, leader wire and telemetry cable are Input/Output, Inc. and Mark Products, a division of Sercel. We believe that we are one of the world's largest manufacturers and distributors of these products. Furthermore, entities in China and Russia manufacture an older model geophone having the same design and specifications as our GS-20 DX geophone. In addition to these competitors, certain manufacturers of marine streamers also manufacture hydrophones for their own use.

   We believe that the principal competitive factors in the seismic instruments and equipment market are technological superiority, product durability and reliability and customer service and support. Since price and product delivery are also important considerations for customers, pricing terms may become more significant during an industry downturn. These factors can be offset by a customer's preference for standardization. In general, particular customers prefer to standardize geophones and hydrophones, particularly if they are used by a single seismic crew or multiple crews that can support each other. This is a factor in the ability of a geophone or hydrophone manufacturer to gain market share from other such manufacturers.

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

   We believe that our primary competitors in the seismic plotter industry are iSys Group, Cypress Tech. and Atlantek Inc. The primary competitors for the commercial graphics market are Xante, Gerber Scientific and EcoPro Imaging.

   The primary competitors for downhole high definition seismic data acquisition services are Western GECO (the recently formed joint venture between Baker Atlas and Schlumberger) and Tomoseis.

Suppliers

   A Japanese manufacturer unaffiliated with us is currently the only supplier of wide format printheads that we use in our wide format thermal plotters. We often return significant quantities of these products to the manufacturer for repair, testing and quality assurance review. We believe we maintain an adequate inventory of these printheads to continue production for two to three months. However, if this supplier were to discontinue supplying these printheads or was unable or unwilling to supply printheads in sufficient quantity to meet our requirements, our ability to compete in the wide format thermal plotting market could be severely impeded.

   We are not presently experiencing any other supply or quality control problems with our suppliers. However, these problems, if they develop, could have a significant effect on our ability to meet future production and sales commitments.

Product Manufacturing

   Our manufacturing and product assembly operations consist of machining or molding the necessary component parts, configuring these parts along with components received from various vendors and assembling a final product. Upon completion, we test the final products to the functional and environmental extremes of product specifications and inspect the products for quality assurance. We normally manufacture and ship based on customer orders; therefore, we typically maintain no significant inventory of finished goods.

Markets and Customers

   Our principal customers are seismic contractors and major independent and government-owned oil and gas companies that either operate their own seismic crews or specify seismic instrument and equipment preferences to contractors. In addition to the seismic industry, we sell our wide format thermal plotters for use in the newsprint, silkscreen and corrugated printing industries. To date, we have sold these products primarily to equipment distributors that focus on these industries.

Intellectual Property

   We seek to protect our intellectual property by means of patents, trademarks, trade secrets and other measures. Although we do not consider any single patent essential to our success, we consider our patent regarding our marine seismic cable retrieval devices to be of significant value to us. This patent is scheduled to expire in 2008.

Employees

   As of November 30, 2000, we employed approximately 515 people on a full-time basis, of whom approximately 476 were employed in the United States. We have never experienced a work stoppage and consider our relationship with our employees to be satisfactory. None of our employees are unionized.

Item 2. Properties

   We conduct operations at the following locations:

                                            Approximate
          Location            Owned/Leased Square Footage           Use
          --------            ------------ -------------- ------------------------
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

Item 3. Legal Proceedings

   We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 4. Submission of Matters to and Vote of Security Holders

   None.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

   Our common stock is traded on the Nasdaq National Market under the symbol "OYOG". On November 30, 2000, there were approximately 74 holders of record of our common stock.

   The following table presents the range of high and low bid quotations for our common stock during the two years ended September 30, 2000, as reported by The Nasdaq Stock Market, Inc.

                                                                   Low    High
                                                                  ------ ------
Year Ended September 30, 2000:
  Fourth Quarter................................................. $15.63 $25.00
  Third Quarter..................................................  14.38  23.00
  Second Quarter.................................................  10.25  20.50
  First Quarter..................................................  10.25  14.88
Year Ended September 30, 1999:
  Fourth Quarter................................................. $10.00 $14.63
  Third Quarter..................................................   7.75  14.00
  Second Quarter.................................................   6.75   9.63
  First Quarter..................................................   7.75  16.25

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

                                     Year Ended September 30,
                         ---------------------------------------------------------
                           2000       1999       1998         1997         1996
                         ---------  ---------  ---------    ---------    ---------
                             (in thousands, except share and per share
                                             amounts)
Statement of Operations
 Data:
Sales................... $  53,474  $  42,031  $  65,823    $  41,049    $  30,878
Cost of sales...........    39,042     25,536     38,425       24,239       17,278
                         ---------  ---------  ---------    ---------    ---------
Gross profit............    14,432     16,495     27,398       16,810       13,600
Operating expenses:
  Selling, general and
   administrative.......    10,090      9,682     11,837(1)     3,856(1)     9,589(1)
  Research and
   development..........     6,146      6,246      5,621        2,392        1,959
                         ---------  ---------  ---------    ---------    ---------
    Total operating
     expenses...........    16,236     15,928     17,458        6,248       11,548
                         ---------  ---------  ---------    ---------    ---------
Income (loss) from
 operations.............    (1,804)       567      9,940       10,562        2,052
Other income (expense),
 net....................        41         84        326           63         (466)
                         ---------  ---------  ---------    ---------    ---------
Income (loss) before
 income taxes...........    (1,763)       651     10,266       10,625        1,586
Income tax expense
 (benefit)..............      (572)      (187)     3,592        4,003          577
                         ---------  ---------  ---------    ---------    ---------
Net income (loss)....... $  (1,191) $     838  $   6,674    $   6,622    $   1,009
                         =========  =========  =========    =========    =========
Basic earnings (loss)
 per share.............. $   (0.22) $    0.16  $    1.32    $    1.66    $     .25
                         =========  =========  =========    =========    =========
Diluted earnings (loss)
 per share.............. $   (0.22) $    0.15  $    1.29    $    1.66    $     .25
                         =========  =========  =========    =========    =========
Weighted average shares
 outstanding--Basic..... 5,431,901  5,384,530  5,072,262    4,000,000    4,000,000
Weighted average share
 outstanding--Diluted... 5,431,901  5,449,404  5,166,756    4,000,000    4,000,000
Other Financial Data:
Depreciation and
 amortization........... $   4,014  $   4,319  $   2,803    $   1,470    $   1,025
Capital expenditures....     6,004      3,656     11,953        6,396        2,063
                                        As of September 30,
                         ---------------------------------------------------------
                           2000       1999       1998         1997         1996
                         ---------  ---------  ---------    ---------    ---------
                                          (in thousands)
Balance Sheet Data:
Working capital......... $  28,888  $  32,339  $  26,850    $  16,140    $  10,718
Total assets............    65,108     63,419     63,288       35,078       26,272
Short-term debt.........       198        169         38        1,500        3,124
Long-term debt..........     3,984      4,182        956           --        7,919
Stockholders' equity....    50,709     51,398     49,383       25,100        8,628

--------
(1) Includes $2.8 million in the year ended September 30, 1996, reflecting a provision for loss on notes receivable from Grant Geophysical, Inc., which reduced the carrying balance of those notes to zero. The total amount of indebtedness on those notes as of September 26, 1997, including accrued interest, was $6.8 million. On September 26, 1997, we received $6.2 million in conjunction with those notes and related interest income, resulting in a recovery, net of $1.0 million in purchase credit concessions, of $5.2 million (including interest of $0.8 million). During the year ended September 30, 1998, we received $0.2 million of additional recoveries on trade accounts receivable with Grant Geophysical, Inc. that had been fully reserved in prior years.

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

Industry Overview

   We design and manufacture instruments and equipment used in the acquisition and processing of seismic data for the oil and gas industry and for the commercial graphics industry. We have been in the seismic instrument and equipment business since 1980, marketing our products primarily to the oil and gas industry worldwide.

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

   The seismic data acquisition industry suffered a substantial downturn in fiscal 1999, which adversely impacted our operations in fiscal 1999 and 2000. See "Forward-Looking Statements and Risks--A Decline in Industry Conditions Could Affect our Projected Results; --Demand for Our Products is Volatile".

   It is estimated that one-to two-thirds of the reserves associated with every discovery will be left behind in the reservoir, not able to be recovered economically or at times even identified. Reservoir characterization and management programs, in which the reservoir is carefully imaged and monitored throughout the life of the field, are now seen as a vital tool for improving rates of return. Surveys repeated in time show dynamic changes within the reservoir and can be used to monitor the effects of production. In fiscal 2000, we introduced HDSeis(TM), a suite of borehole and reservoir characterization products and services.

   We expect to incur significant future research and development expenditures aimed at the development of additional seismic acquisition products and services used for high definition reservoir characterization for use in both land and marine environments.

   While orders for our products have always had the potential to vary substantially from quarter to quarter, with variations in timing impacting our operating results and cash flow, manufacturing capability and expense levels in any given quarter, reservoir characterization projects, especially deepwater projects, contemplate more equipment over a greater period of time than is typically associated with conventional surface seismic systems. Revenue and expense recognition in accordance with generally accepted accounting principles for these large scale projects has the potential to produce beneficial--but strong--fluctuations in quarterly performance.

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

   On November 30, 1998, we acquired substantially all of the assets of LTI, Inc. and its Canadian subsidiary (together, "LTI") for approximately $1.8 million. In connection with that acquisition, we issued 55,659 shares of our common stock valued at $0.5 million and paid approximately $1.3 million of cash. The operations of LTI included the design and manufacture of land and marine seismic connectors, which we combined with our existing seismic connector manufacturing operations.

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

   Effective with the beginning of fiscal 2001, we changed the legal entity structure of our operating subsidiaries by converting them into limited liability companies and limited partnerships. We did not change the ultimate ownership structure of our operating subsidiaries, nor did we change the form of legal entity of OYO Geospace Corporation, which continues to be a Delaware corporation. We completed this entity restructuring as part of our overall strategy to minimize our taxes.

Results of Operations

   The following table sets forth for the fiscal years ended September 30, 2000, 1999 and 1998, the percentage of certain income statement items to total sales:

                                                            2000   1999   1998
                                                            -----  -----  -----
   Sales................................................... 100.0% 100.0% 100.0%
   Cost of sales...........................................  73.0   60.8   58.4
   Gross profit............................................  27.0   39.2   41.6
   Selling, general and administrative.....................  18.9   23.0   18.0
   Research and development................................  11.5   14.9    8.5
   Income (loss) from operations...........................  (3.4)   1.3   15.1
   Other income , net......................................   0.1    0.2    0.5
   Income (loss) before income taxes.......................  (3.3)   1.5   15.6
   Income tax expense (benefit)............................  (1.1)  (0.5)   5.5
   Net income (loss).......................................  (2.2)   2.0   10.1

 Year Ended September 30, 2000 Compared to Year Ended September 30, 1999.

   Sales for fiscal year 2000 increased $11.4 million, or 27.2%, from fiscal year 1999, primarily as a result of increased demand for our land-based seismic products. This increase was partially offset by a decrease in sales of our marine-based seismic products.

   Cost of sales for fiscal year 2000 increased $13.5 million, or 52.9%, from fiscal year 1999. Cost of sales increased as a percentage of total sales to 73.0% in fiscal year 2000 from 60.8% in fiscal year 1999. This percentage increase is attributable to a shift in our product mix coupled with the effects of overcapacity in the marketplace. Fiscal year 2000 saw an increase in demand for our land based seismic products, which generally yield lower gross profit margins than our marine and commercial graphics product lines. Furthermore, sales of our marine seismic products, which generally provide the highest gross profit margins, declined significantly during fiscal 2000 as marine seismic activity continues to be constrained. Finally, excess manufacturing capacity in the marketplace coupled with unfavorable foreign currency exposures has created a competitive pricing environment for most of our land based seismic products.

   Selling, general and administrative expenses for fiscal year 2000 increased $0.4 million, or 4.2%, from fiscal year 1999, primarily as a result of increased sales. Selling, general and administrative expenses decreased as a percentage of total sales to 18.9% in fiscal year 2000 from 23.0% in fiscal year 1999, principally reflecting the leveraging of fixed overhead expenses with the increase in sales volume.

   Research and development expenses were relatively stable for fiscal year 2000, decreasing $0.1 million, or 1.6%, from fiscal year 1999. The continued level of spending reflects the company's commitment toward the development of reservoir characterization technologies and products. Research and development expenses decreased as a percentage of total sales to 11.5% in fiscal year 2000 from 14.9% in fiscal year 1999, reflecting a stabilization of research and development expenditures coupled with increases in our sales volume.

   Other income, net decreased $43,000, or 51.2%, from fiscal year 1999. Other income, net decreased as a percentage of total sales to 0.1% in fiscal year 2000 from 0.2% in fiscal year 1999, primarily as a result of gains reported on the sale of surplus real estate in fiscal year 1999.

   Our effective tax rate for fiscal year 2000 was (32.4)% compared to (28.7)% for fiscal year 1999. Excluding the impact of tax benefits recorded in fiscal year 1999, our effective tax rate would have been 19.0%.

 Year Ended September 30, 1999 Compared to Year Ended September 30, 1998.

   Sales for fiscal year 1999 decreased $23.8 million, or 36.1%, from fiscal year 1998, primarily as a result of sharply reduced demand for our land-based seismic products. This decrease was partially offset by an increase in sales of our marine-based seismic products and thermal imaging products targeted outside the seismic industry.

   Cost of sales for fiscal year 1999 decreased $12.9 million, or 33.5%, from fiscal year 1998, primarily as a result of reduced sales. Cost of sales increased as a percentage of total sales to 60.8% in fiscal year 1999 from 58.4% in fiscal year 1998. This percentage increase was generally attributable to decreased manufacturing efficiencies as a result of the lower sales volume and competitive pricing pressures associated with our land-based seismic products. This percentage increase was partially offset by higher gross profit margins on certain of our marine products. We could experience significantly lower gross profit margins if our sales continue to decline or if our sales mix contains a lesser percentage of marine products, which generally have higher gross profit margins.

   Selling, general and administrative expenses for fiscal year 1999 decreased $2.2 million, or 18.2%, from fiscal year 1998, primarily as a result of cost-saving measures. Selling, general and administrative expenses increased as a percentage of total sales to 23.0% in fiscal year 1999 from 18.0% in fiscal year 1998, principally reflecting the impact of fixed expenses over a lower sales volume.

   Research and development expenses for fiscal year 1999 increased $0.6 million, or 11.1%, from fiscal year 1998, principally resulting from the increase in research and development expenditures targeted at the development of our high-definition reservoir characterization products. Research and development expenses increased as a percentage of total sales to 14.9% in fiscal year 1999 from 8.5% in fiscal year 1998, reflecting both the increase in spending and lower sales volume.

   Other income (expense), net decreased $0.2 million, or 74.5%, from fiscal 1998 and decreased as a percentage of total sales to 0.2% in fiscal year 1999 from 0.5% in fiscal year 1998, primarily as a result of increased interest expense partially offset by net gains on the sale of surplus real estate.

   We recorded a net benefit of $0.2 million for income taxes in fiscal 1999. The net benefit includes a $0.3 million tax benefit resulting from the resolution of contingent tax matters and the recognition of tax credits and other attributes from prior years. Our effective tax rate for fiscal year 1999 was (28.7)% compared to 35.0% in fiscal year 1998. Excluding the impact of the tax benefits, our effective tax rate for fiscal 1999 would have been 19.0% compared to 35% for fiscal 1998.

Liquidity and Capital Resources

   At September 30, 2000, we had approximately $4.0 million in cash and cash equivalents. For the year ended September 30, 2000, we generated approximately $4.8 million of cash and cash equivalents from operating activities, principally resulting from our net income, adjusted for non-cash expenses such as depreciation and amortization, and increases in accounts payable. These sources of cash were partially offset by increases in trade accounts and notes receivable and prepaid expenses.

   For the year ended September 30, 2000, we used approximately $5.9 million of cash and cash equivalents in investing activities, consisting of capital expenditures of approximately $6.0 million, partially offset by approximately $0.1 million of proceeds from the sale of property and equipment. We estimate that our capital expenditures in fiscal 2001 will range between $6.0 to $8.0 million, which we expect to fund through operating cash flow and borrowings under our credit facility as needed.

   Financing activities for the year ended September 30, 2000 generated $24,000 of cash, reflecting $193,000 received from the exercise of stock options, offset by the repayment of long-term debt of $169,000.

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

   Financing activities for the year ended September 30, 1999 generated approximately $1.5 million of cash, principally resulting from a $3.5 million increase in long-term mortgage notes payable, offset by the repayment of long-term debt, principally the repayment of approximately $1.9 million of long-term debt assumed in connection with the LTI asset acquisition.

   At September 30, 1998, we had $4.0 million in cash and cash equivalents. For the year ended September 30, 1998, cash and cash equivalents generated from operating activities was approximately $2.4 million, principally consisting of net income offset by increases in accounts and notes receivable and inventories. For the year ended September 30, 1998, we used approximately $14.3 million in investing activities, consisting of capital expenditures of approximately $12.0 million and a business acquisition of approximately $2.7 million, net of cash acquired. Financing activities for the year ended September 30, 1998 generated $13.2 million of cash and cash equivalents, principally resulting from the proceeds from our initial public offering totaling $14.6 million. A portion of these proceeds were used to repay outstanding bank borrowings of $3.1 million.

   We have a working capital line of credit under which we are able to borrow up to $10.0 million secured by our accounts receivable and inventory. The credit agreement related to this line of credit expires in October 2001. Our credit agreement prohibits us from paying cash dividends on our common stock, limits our capital expenditures, limits our additional indebtedness to $7.5 million, requires us to maintain certain financial ratios and contains other customary covenants. There were no borrowings outstanding at September 30, 2000 under our credit agreement.

   Among the ratios required by the existing credit facility, one such ratio is that our debt may not exceed two times our EBITDA (as defined in the facility) for the most recent four fiscal quarters. As a result of the operating losses we experienced in the third and fourth quarters of fiscal year 2000, we cannot assure you that we will be in compliance with this ratio at the end of the first quarter of fiscal 2001. If we are not in compliance with this ratio, the lender under the credit facility may refuse our requests for future borrowings and could terminate the facility.

   We use this facility from time to time to supplement our working capital, and we consider it an important aspect of our liquidity. Therefore, the absence of a credit facility could significantly constrain our liquidity in the future. We are currently in discussions with our existing lender, as well as additional lenders, to design a credit facility more suitable for our borrowing needs. We expect that these negotiations will result in a credit facility that will provide us with sufficient liquidity going forward. However, we cannot assure you that we will be able to amend our existing facility or obtain a new facility.

   We obtained $3.5 million of cash from a mortgage loan in December 1998 secured by one of our manufacturing facilities. We may consider obtaining additional loans to be secured by mortgages on our other facilities. However, we cannot assure you that we will be able to do so on terms we consider reasonable.

   We believe that the combination of existing cash reserves, cash flows from operations and borrowing availability under our existing credit facility or borrowing availability under a new credit facility, should provide us with sufficient capital resources and liquidity to fund our planned operations through fiscal 2001. However, there can be no assurance that we will be able to successfully modify our existing credit facility or obtain a new credit facility or that such sources of capital will be sufficient to support our capital requirements in the long-term, and we may be required to issue additional debt or equity securities in the future to meet our capital requirements.

Forward-Looking Statements and Risks

   Certain of the statements we make in this document and in documents incorporated by reference herein, including those made under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such statements include projections of our expectations regarding our future capital expenditures, product lines, growth of product markets and other statements that relate to future events or circumstances. These statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied by such forward-looking statements, including the risks and factors described below. You are cautioned to consider the following factors and risks in connection with evaluating any such forward-looking statements or otherwise evaluating an investment in our company.

 Our New Products May Not Achieve Market Acceptance.

   In recent years, we have incurred significant expenditures to fund our research and development efforts and we intend to continue those expenditures in the future. However, research and development is by its nature speculative, and we cannot assure you that these expenditures will result in the development of new products or services or that any new products and services we have developed recently or may develop in the future will be commercially marketable or profitable to us.

   In particular, we have incurred substantial expenditures to develop our recently introduced HDSeis(TM) product line. We cannot assure you that we will realize our expectations regarding market acceptance and revenues from these products and services.

 A Decline in Industry Conditions Could Affect our Projected Results.

   Any unexpected material changes in oil and gas prices or other market trends that would impact seismic exploration activity would likely affect the forward-looking information contained in this document. Our results for fiscal 2000 were materially and adversely affected by the downturn in the industry that began in fiscal 1999. Although we currently expect that our results for fiscal 2001 will show an improvement over fiscal 2000 due to the recent increase in oil and gas prices and drilling activity and a general industry view that market conditions have bottomed out and are beginning to recover, the oil and gas industry is extremely volatile and subject to change based on political and economic factors outside our control.

   Our estimates as to future results and industry trends described in this document are based on assumptions regarding the future level of seismic exploration activity and their effect on the demand and pricing of our products and services. In analyzing the market and its impact on us, we have made the following assumptions for fiscal 2001:

  . The recent increase in the price of oil and gas will increase seismic exploration activity.

  . Demand for seismic instruments and equipment will gradually increase as the current surplus of equipment in the industry is utilized.

  . Demand for our new high definition reservoir characterization products and services will increase as those products and services become known to the industry and as the need for reservoir characterization technology increases.

  . Deep-water marine seismic activity will remain constrained.

  . Demand for our products used in the commercial graphics industry will increase with continued market acceptance.

  . Pricing for many of our products will continue to be subject to pricing pressures due to industry consolidations and competition as the industry recovers.

   We have based these assumptions on various macro-economic factors, and actual market conditions could vary materially from those assumed.

 We May Experience Fluctuations in Quarterly Results of Operations.

   Historically, the rate of new orders for our products has varied substantially from quarter to quarter. Moreover, we typically operate, and expect to continue to operate, on the basis of orders in hand for our products before we commence substantial manufacturing "runs"; hence, the completion of orders, particularly large orders for deepwater reservoir characterization projects, can significantly impact the operating results and cash flow for any quarter, and results of operations for any one quarter may not be indicative of results of operations for future quarters.

 Our Credit Risks Could Increase as our Customers Continue to Face Difficult Economic Circumstances.

   We believe and have assumed that our allowances for bad debts at September 30, 2000 is adequate in light of known circumstances. However, we cannot assure you that sufficient aggregate amounts of uncollectible receivables and bad debt write-offs will not have a material adverse effect on our future results of operations. Many of our customers have suffered from lower revenues and experienced liquidity challenges resulting from the economic difficulties throughout our industry. We have in the past incurred significant write-offs in our accounts receivable due to customer credit problems. We have found it necessary from time to time to extend trade credit to long-term customers and others where some risks of nonpayment or late payment exist. Given recent industry conditions, some of our customers have experienced liquidity difficulties, which increases those credit risks. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" "Business--Markets and Customers" and Notes 1 and 4 of Notes to Consolidated Financial Statements.

 Demand for Our Products is Volatile.

   Demand for our products depends primarily on the level of worldwide oil and gas exploration activity. That activity, in turn, depends primarily on prevailing oil and gas prices. Historically, the markets for oil and gas have been volatile, and those markets are likely to continue to be volatile. Oil and gas prices are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond our control. These factors include the level of consumer demand, weather conditions, domestic and foreign governmental regulations, price and availability of alternative fuels, political conditions in the Middle East and other significant oil-producing regions, foreign supply of oil and gas, price of foreign imports and overall economic conditions. Continued low demand for our products could materially and adversely affect our results of operations and liquidity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Industry Overview and Market Trends and Outlook".

 We Have a Relatively Small Public Float, and Our Stock Price May be Volatile.

   We have approximately 2.4 million shares outstanding held by nonaffiliates. This small float results in a relatively illiquid market for our common stock. Our average daily trading volume during this past year has been around 6,000 shares. This may result in greater volatility of our stock price.

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

 We Have a Limited Market.

   We market our products to seismic contractors and large, independent and government-owned oil and gas companies. We estimate, based on published industry sources, that fewer than 100 seismic contracting companies are currently operating worldwide (excluding those operating in Russia and the former Soviet Union, India, the People's Republic of China and certain Eastern European countries, where seismic data acquisition activity is difficult to verify). We estimate that fewer than ten seismic contractors are engaged in marine seismic exploration. Due to these market factors, a relatively small number of customers have accounted for most of our sales. The loss of a small number of these customers could materially and adversely impact our sales. See "Business--Markets and Customers".

   In November 2000, two of our major customers, Schlumberger and Baker Hughes, merged their seismic divisions into a new entity called Western GECO. While it is not apparent at this time what impact this merger will have upon our sales, the loss of one or both of these customers could materially and adversely impact our sales.

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

 Our Foreign Marketing Efforts Face Additional Risks and Difficulties.

   Net sales outside the United States accounted for approximately 68.7% of our net sales during fiscal 2000. See Note 16 to our financial statements. Additionally, our United States subsidiaries engage in significant export sales. Substantially all of our sales from the United States are made in U.S. dollars, but from time to time we may make sales in foreign currencies and may, therefore, be subject to foreign currency fluctuations on our sales. In addition, net assets reflected on the balance sheet of our Canadian and U.K. subsidiaries are subject to currency fluctuations. Significant foreign currency fluctuations could adversely impact our results of operations.

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

 We Are Subject to Control by a Principal Stockholder.

   OYO Japan owns indirectly in the aggregate approximately 51.7% of our common stock. Accordingly, OYO Japan, through its wholly-owned subsidiary OYO U.S.A., is able to elect all of our directors and to control our management, operations and affairs. We currently have, and may continue to have, a variety of contractual relationships with OYO Japan and its affiliates.

 Our Success Depends Upon A Limited Number of Key Personnel.

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

   None.

Item 10. Directors and Executive Officers of the Registrant

   The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 2001 Annual Meeting of Stockholders under the captions "Election of Directors", "Executive Officers and Compensation" and "Compliance With Section 16(A) of The Securities Exchange Act of 1934" and is incorporated herein by reference.

Item 11. Executive Compensation

   The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 2001 Annual Meeting of Stockholders under the caption "Executive Officers and Compensation" and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 2001 Annual Meeting of Stockholders under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

   The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 2001 Annual Meeting of Stockholders under the caption "Certain Relationships and Transactions" and is incorporated herein by reference.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) and (d) Financial Statements and Financial Statement Schedules

   The financial statements and financial statement schedules listed on the accompanying Index to Financial Statements (see page F-1) are filed as part of this Form 10-K.

(b) Reports on Form 8-K

   None.

(c) Exhibits

 Exhibit
  Number  Description of Documents
 -------  ------------------------
  3.1(a)  Restated Certificate of Incorporation of the Registrant.
  3.2(a)  Restated Bylaws of the Registrant.
  4.1(b)  Business Loan Agreement, dated as of June 26, 1998, made by and between the Company and Bank of America Texas, N.A.
  4.3(b)  Security Agreements, dated as of June 26, 1998, made by the
          Registrant and its Subsidiaries in favor of Bank of America Texas,
          N.A.
 10.1(a)  Employment Agreement between the Company and Gary D. Owens.
 10.2(a)  Employment Agreement between the Company and Michael J. Sheen.
 10.3(c)  OYO Geospace Corporation 1997 Key Employee Stock Option Plan.
 10.4(d)  Amendment No. 1 to OYO Geospace Corporation 1997 Key Employee Stock
          Option Plan, dated February 2, 1998.
 10.5(d)  Amendment No. 2 to OYO Geospace Corporation 1997 Key Employee Stock
          Option Plan, dated November 16, 1998.
 10.6(c)  OYO Geospace Corporation 1997 Non-Employee Director Plan.
 10.7(a)  Printhead Purchase Agreement dated November 10, 1995 between the
          Company and OYO Corporation.
 10.8(a)  Master Sales Agreement dated November 10, 1995 between the Company and OYO Corporation.
 10.9(e)  Form of Director Indemnification Agreement.
 10.10(b) Promissory Note, dated as of June 23, 1998, made by and between the
          Registrant and Ameritas Life Insurance Corp.
 10.11(b) Business Loan Agreement, dated as of June 26, 1998, made by and between the Company and Bank of America Texas, N.A.
 10.12(b) Security Agreements, dated as of June 26, 1998, made by the
          Registrant and its Subsidiaries in favor of Bank of America Texas,
          N.A.
 10.13(b) Business Loan Continuing Guaranty Agreements, dated as of June 26,
          1998, made by the Registrant and its Subsidiaries in favor of Bank of
          America Texas, N.A.
 21.1     Subsidiaries of the Registrant.
 23.1     Consent of Independent Accountants.
 27.1     Financial Data Schedule.

--------
(a) Incorporated by reference to the Registrant's Registration Statement on Form S-1 filed September 30, 1997 (Registration No. 333-36727).
(b) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 (File No. 001-13601).
(c) Incorporated by reference to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 filed November 5, 1997 (Registration No. 333-36727).
(d) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended September 30, 1998 (File No. 001-13601).
(e) Incorporated by reference to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed November 18, 1997 (Registration No. 333-36727).

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          OYO GEOSPACE CORPORATION

                                               /s/     Gary D. Owens
                                          By: _________________________________
                                               Gary D. Owens, Chairman of the
                                                            Board
                                               President and Chief Executive
                                                           Officer

                                                    December 11, 2000

   Pursuant to the requirements of the Securities Exchange Act, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

          /s/ Gary D. Owens            Chairman of the Board       December 11, 2000
______________________________________  President and Chief
            Gary D. Owens               Executive Officer
                                        (Principal Executive
                                        Officer)

        /s/ Thomas T. McEntire         Chief Financial Officer     December 11, 2000
______________________________________  (Principal Financial and
          Thomas T. McEntire            Accounting Officer)

           /s/ Satoru Ohya             Director                    December 11, 2000
______________________________________
             Satoru Ohya

       /s/ Katsuhiko Kobayashi         Director                    December 11, 2000
______________________________________
         Katsuhiko Kobayashi

______________________________________ Director
         Ernest M. Hall, Jr.

         /s/ Michael J. Sheen          Director                    December 11, 2000
______________________________________
           Michael J. Sheen

         /s/ Thomas L. Davis           Director                    December 11, 2000
______________________________________
           Thomas L. Davis

         /s/ Charles H. Still          Director                    December 11, 2000
______________________________________
           Charles H. Still

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants........................................  F-2
Consolidated Balance Sheets as of September 30, 2000 and 1999 ...........  F-3
Consolidated Statements of Operations for the Years Ended September 30,
 2000, 1999 and 1998.....................................................  F-4
Consolidated Statement of Stockholders' Equity for the Years Ended
 September 30, 2000, 1999 and 1998.......................................  F-5
Consolidated Statements of Cash Flows for the Years Ended September 30,
 2000, 1999 and 1998.....................................................  F-6
Notes to Consolidated Financial Statements...............................  F-7
Report of Independent Accountants on Financial Statement Schedule........ F-21
Schedule II--Valuation and Qualifying Accounts........................... F-22

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of OYO Geospace Corporation

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity, and cash flows present fairly, in all material respects, the financial position of OYO Geospace Corporation and subsidiaries at September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                          /s/ PricewaterhouseCoopers LLP

Houston, Texas
November 9, 2000

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      (In thousands, except share amounts)

                                                              As of September
                                                                    30,
                                                              ----------------
                           ASSETS                              2000     1999
                           ------                             -------  -------
Current assets:
  Cash and cash equivalents.................................. $ 3,989  $ 5,280
  Trade accounts and notes receivable, net of allowance of
   $353 and $580.............................................   8,509    7,770
  Inventories................................................  22,095   21,941
  Deferred income tax........................................   1,320    1,864
  Prepaid expenses and other.................................   1,778    1,394
                                                              -------  -------
    Total current assets.....................................  37,691   38,249
Rental equipment, net........................................   1,846    1,654
Property, plant and equipment, net...........................  19,550   17,060
Patent, net of accumulated amortization of $716 and $480.....   3,031    3,303
Goodwill, net of accumulated amortization of $590 and $424...   2,173    2,295
Deferred income tax..........................................     675      729
Other assets.................................................     142      129
                                                              -------  -------
    Total assets............................................. $65,108  $63,419
                                                              =======  =======
            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------
Current liabilities:
  Notes payable and current maturities of long-term debt..... $   198  $   169
  Accounts payable:
    Trade....................................................   5,405    1,853
    Related parties..........................................     289      939
  Accrued expenses...........................................   2,679    2,630
  Income tax payable.........................................     232      319
                                                              -------  -------
    Total current liabilities................................   8,803    5,910
Long-term debt...............................................   3,984    4,182
Deferred income tax..........................................   1,612    1,929
                                                              -------  -------
    Total liabilities........................................  14,399   12,021
                                                              -------  -------
Stockholders' equity:
  Preferred stock, 1,000,000 shares authorized, no shares
   issued and outstanding....................................      --       --
  Common stock, $.01 par value, 20,000,000 shares authorized,
   5,512,713 and 5,501,359 shares issued and outstanding.....      55       55
  Additional paid-in capital.................................  30,088   29,914
  Retained earnings..........................................  21,875   23,066
  Accumulated other comprehensive loss.......................    (679)    (456)
  Unearned compensation-restricted stock awards..............    (630)  (1,181)
                                                              -------  -------
    Total stockholders' equity...............................  50,709   51,398
                                                              -------  -------
    Total liabilities and stockholders' equity............... $65,108  $63,419
                                                              =======  =======

   The accompanying notes are an integral part of the consolidated financial statements.

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               (In thousands, except share and per share amounts)

                                                 Year Ended September 30,
                                               -------------------------------
                                                 2000       1999       1998
                                               ---------  ---------  ---------
Sales......................................... $  53,474  $  42,031  $  65,823
Cost of sales.................................    39,042     25,536     38,425
                                               ---------  ---------  ---------
Gross profit..................................    14,432     16,495     27,398
Operating expenses:
  Selling, general and administrative
   expenses...................................    10,090      9,682     11,837
  Research and development expenses...........     6,146      6,246      5,621
                                               ---------  ---------  ---------
    Total operating expenses..................    16,236     15,928     17,458
                                               ---------  ---------  ---------
Income (loss) from operations.................    (1,804)       567      9,940
                                               ---------  ---------  ---------
Other income (expense):
  Interest expense............................      (324)      (336)       (59)
  Interest income.............................       269        257        334
  Other, net..................................        96        163         51
                                               ---------  ---------  ---------
    Total other income, net...................        41         84        326
                                               ---------  ---------  ---------
Income (loss) before income taxes.............    (1,763)       651     10,266
Income tax expense (benefit)..................      (572)      (187)     3,592
                                               ---------  ---------  ---------
Net income (loss)............................. $  (1,191) $     838  $   6,674
                                               =========  =========  =========
Earnings (loss) per common share:
  Basic....................................... $   (0.22) $    0.16  $    1.32
                                               =========  =========  =========
  Diluted..................................... $   (0.22) $    0.15  $    1.29
                                               =========  =========  =========
Weighted average shares outstanding:
  Basic....................................... 5,431,901  5,384,530  5,072,262
                                               =========  =========  =========
  Diluted..................................... 5,431,901  5,449,404  5,166,756
                                               =========  =========  =========

   The accompanying notes are an integral part of the consolidated financial statements.

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

             For the years ended September 30, 2000, 1999 and 1998
                      (In thousands, except share amounts)

                                                                  Accumulated    Unearned
                            Common Stock    Additional               Other     Compensation-
                          -----------------  Paid-In   Retained  Comprehensive  Restricted
                           Shares    Amount  Capital   Earnings  Income (Loss) Stock Awards   Total
                          ---------  ------ ---------- --------  ------------- ------------- -------
Balance at September 30,
 1997...................  4,000,000   $40    $ 9,785   $15,554       $(279)       $   --     $25,100
Comprehensive income:
 Net income.............         --    --         --     6,674          --            --       6,674
 Foreign currency
  translation
  adjustments...........         --    --         --        --        (230)           --        (230)
                                                                                             -------
 Total comprehensive
  income................                                                                       6,444
Initial public offering
 of common stock (net of
 issuance costs of
 $1,483)................  1,150,000    11     14,617        --          --            --      14,628
Issuance of common stock
 pursuant to restricted
 stock awards...........    129,000     1      2,051        --          --        (2,052)         --
Issuance of common stock
 pursuant to Director
 Plan...................        910    --         25        --          --            --          25
Issuance of common stock
 in acquisition of
 business...............    159,120     2      2,802        --          --            --       2,804
Unearned compensation
 amortization...........         --    --         --        --          --           382         382
                          ---------   ---    -------   -------       -----        ------     -------
Balance at September 30,
 1998...................  5,439,030    54     29,280    22,228        (509)       (1,670)     49,383
Comprehensive income:
 Net income.............         --    --         --       838          --            --         838
 Foreign currency
  translation
  adjustments...........         --    --         --        --          53            --          53
                                                                                             -------
 Total comprehensive
  income................         --    --         --        --          --            --         891
Issuance of common stock
 pursuant to restricted
 stock awards...........      3,000    --         24        --          --           (24)         --
Issuance of common stock
 pursuant to Director
 Plan...................      3,670    --         25        --          --            --          25
Issuance of common stock
 in acquisition of
 business...............     55,659     1        585        --          --            --         586
Unearned compensation
 amortization...........         --    --         --        --          --           513         513
                          ---------   ---    -------   -------       -----        ------     -------
Balance at September 30,
 1999...................  5,501,359    55     29,914    23,066        (456)       (1,181)     51,398
Comprehensive income:
 Net loss...............         --    --         --    (1,191)         --            --      (1,191)
 Foreign currency
  translation
  adjustments...........         --    --         --        --        (223)           --        (223)
                                                                                             -------
 Total comprehensive
  loss..................                                                                      (1,414)
Issuance of common stock
 pursuant to Director
 Plan...................      1,654    --         25        --          --            --          25
Termination of
 restricted stock
 grants.................     (5,000)   --        (70)       --          --            70          --
Issuance of common stock
 pursuant to exercise of
 options................     14,700    --        219        --          --            --         219
Unearned compensation
 amortization...........         --    --         --        --          --           481         481
                          ---------   ---    -------   -------       -----        ------     -------
Balance at September 30,
 2000...................  5,512,713   $55    $30,088   $21,875       $(679)       $ (630)    $50,709
                          =========   ===    =======   =======       =====        ======     =======

   The accompanying notes are an integral part of the consolidated financial statements.

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                       Year Ended September
                                                               30,
                                                      ------------------------
                                                       2000     1999    1998
                                                      -------  ------  -------
Cash flows from operating activities:
  Net income (loss).................................. $(1,191) $  838  $ 6,674
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
    Deferred income tax expense (benefit)............     281     368   (1,213)
    Depreciation and amortization....................   4,014   4,319    2,803
    (Gain) loss on disposal of property, plant and
     equipment.......................................      90    (125)     (48)
    Bad debt expense.................................     190     488       62
    Effects of changes in operating assets and
     liabilities:
      Trade accounts and notes receivable............    (929)  4,375   (4,531)
      Inventories....................................    (154)   (533)  (3,429)
      Prepaid expenses and other assets..............    (384)    251     (832)
      Accounts payable...............................   2,902  (3,518)   2,388
      Accrued expenses and other.....................      97  (3,233)   1,040
      Income tax payable.............................     (87)   (188)    (472)
                                                      -------  ------  -------
        Net cash provided by operating activities....   4,829   3,042    2,442
                                                      -------  ------  -------
Cash flows from investing activities:
  Proceeds from the sales of property, plant and
   equipment.........................................      83   1,625      311
  Capital expenditures...............................  (6,004) (3,656) (11,953)
  Business acquisitions, net of cash acquired........      --  (1,259)  (2,688)
                                                      -------  ------  -------
    Net cash used in investing activities............  (5,921) (3,290) (14,330)
                                                      -------  ------  -------
Cash flows from financing activities:
  Increase in notes payable to banks.................   1,431   9,500    1,700
  Principal payments on notes payable to banks.......  (1,600) (8,036)  (3,113)
  Proceeds from exercise of stock options............     193      --       --
  Net proceeds from initial public offering of common
   stock.............................................      --      --   14,628
                                                      -------  ------  -------
    Net cash provided by financing activities........      24   1,464   13,215
                                                      -------  ------  -------
Effect of exchange rate changes on cash..............    (223)     94      155
                                                      -------  ------  -------
Increase (decrease) in cash and cash equivalents.....  (1,291)  1,310    1,482
Cash and cash equivalents, beginning of period.......   5,280   3,970    2,488
                                                      -------  ------  -------
Cash and cash equivalents, end of period............. $ 3,989  $5,280  $ 3,970
                                                      =======  ======  =======

   The accompanying notes are an integral part of the consolidated financial statements.

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (In thousands, except share and per share amounts)

1. Summary of Significant Accounting Policies:

 The Company

   OYO Geospace Corporation ("OYO") designs, manufactures and distributes instruments and equipment used primarily in the acquisition and processing of seismic data for the oil and gas industry. Prior to the completion of an initial public offering of common stock on November 26, 1997, OYO was a wholly-owned subsidiary of OYO Corporation U.S.A. ("OYO USA" or "Parent"). OYO USA is a wholly-owned subsidiary of OYO Corporation, a Japanese corporation ("OYO Japan"). As of September 30, 2000, OYO USA owned approximately 51.7% of OYO's common stock.

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

   The Company sells products to customers throughout the United States and various foreign countries. The Company's normal credit terms for trade receivables are 30 days. In certain situations, credit terms may be extended to 60 days or longer. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for its trade receivables. Additionally, the Company provides long-term financing in the form of promissory notes when competitive conditions require such financing. In such cases, the Company may require collateral. Allowances are maintained for potential credit losses.

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

 Inventories

   Inventories are stated at the lower of cost (as determined by the first-in, first-out method) or market. A single company is the sole supplier of a key component of the Company's wide-body thermal plotters.

 Property, Plant and Equipment and Rental Equipment

   Property, plant and equipment and rental equipment are stated at cost. Depreciation expense is provided by the straight-line method over the following estimated useful lives:

                                                                           Years
                                                                           -----
       Rental equipment...................................................  3-5
       Property, plant and equipment:
         Machinery and equipment.......................................... 3-15
         Buildings........................................................   25
         Other............................................................ 5-10

   Expenditures for renewals and betterments are capitalized. Repairs and maintenance are charged to expense as incurred. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and any gain or loss thereon is reflected in the statement of operations.

 Revenue Recognition

   Revenue is primarily derived from the sale, and short-term rental under operating lease, of seismic instruments and equipment. Revenue is recognized when the products are shipped and title has passed to the customer or when rentals occur. Short-term rentals comprised less than 10% of sales revenues for fiscal 2000, 1999 and 1998. Revenue from services is recognized when such services are rendered.

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

 Income Taxes

   The Company was included in the consolidated U.S. income tax return of OYO USA through the date of the initial public offering and the income taxes for all periods prior to that date have been allocated to the Company as if it filed a separate return. Effective with the income tax reporting period ended September 30, 1998, OYO and its U.S. subsidiaries file a consolidated U.S. income tax return. Foreign subsidiaries file separate income tax returns in the applicable foreign jurisdictions.

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

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

 Research and Development Costs

   Research and development costs are expensed as incurred.

 Patent

   A patent acquired in a business acquisition is being amortized using the straight-line method over the estimated life of 15 years.

 Goodwill

   Goodwill represents the excess of the purchase price of purchased businesses over the estimated fair value of the acquired business' net assets. Goodwill is amortized using the straight-line method over 15 years. The Company reviews the carrying value of goodwill and other long-lived assets to determine whether there has been an impairment since the date of acquisition by comparing the book value of those assets to the anticipated future undiscounted cash flows of those businesses or transactions which gave rise to the assets. If such undiscounted cash flows are less than the book value of the assets, such assets are written down to fair value.

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

 Reclassification

   Certain amounts previously in the consolidated financial statements have been reclassified to conform to the current year presentation.

2. Acquisitions:

   On February 3, 1998, the Company acquired 100% of the outstanding common stock of JRC/Concord Technologies, Inc. ("Concord") as well as certain related intellectual property for $6.4 million, consisting of

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES cash of $3.6 million and the issuance of 159,120 shares of the Company's common stock valued at $2.8 million. Concord designs and manufactures equipment used in connection with deepwater marine seismic surveys.

   On November 30, 1998, the Company acquired substantially all of the assets of LTI, Inc. and its Canadian subsidiary (together, "LTI") for approximately $1.8 million. In connection with that acquisition, the Company issued 55,659 shares of its common stock valued at $0.5 million and paid approximately $1.3 million of cash. The operations of LTI included the design and manufacture of land and marine seismic connectors, which were combined with the Company's existing seismic connector manufacturing operations.

   The allocation of the purchase price, including related direct costs, and a reconciliation of the purchase price to the cash used for business acquisitions is as follows (in thousands):

                                                                LTI    Concord
                                                               ------  -------
   Fair values of assets and liabilities:
     Net current assets....................................... $1,907  $2,465
     Property, plant and equipment............................    483   1,688
     Patent...................................................     --   3,587
     Goodwill.................................................  1,348      --
     Deferred income tax......................................     --    (441)
     Long-term debt........................................... (1,893)   (907)
                                                               ------  ------
       Total allocated purchase price.........................  1,845   6,392
   Less noncash consideration--common stock issued............   (586) (2,804)
   Less cash of acquired business.............................     --    (900)
                                                               ------  ------
   Cash used for business acquisition, net of cash acquired... $1,259  $2,688
                                                               ======  ======

   The consolidated results of operations of the Company include the results of acquired businesses from the dates of acquisition. The revenues and net income of acquired businesses prior to the acquisition dates were not material to the Company's consolidated results of operations.

3. Inventories:

   Inventories consisted of the following (in thousands):

                                                                As of September
                                                                      30,
                                                                ----------------
                                                                  2000    1999
                                                                -------- -------
   Finished goods.............................................. $  2,900 $ 3,070
   Work in process.............................................    2,708   2,639
   Raw materials...............................................   16,487  16,232
                                                                -------- -------
                                                                $ 22,095 $21,941
                                                                ======== =======

4. Notes Receivable:

   At September 30, 2000 and 1999, the Company had outstanding notes receivable from customers in the amount of $0.6 million and $0.8 million, respectively, which are included in current trade accounts and notes receivable. The notes receivable outstanding at September 30, 2000, bear interest at rates up to 10% and are collectible in monthly installments through July 2001. At September 30, 2000 and 1999, the reported amount of notes receivable was net of an allowance for doubtful accounts of $36,000 and $0.2 million, respectively.

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

5. Rental Equipment:

     Rental equipment consisted of the following (in thousands):

                                                               As of September
                                                                     30,
                                                               ----------------
                                                                2000     1999
                                                               -------  -------
   Geophones and related products............................. $ 5,562  $ 5,036
   Less accumulated depreciation..............................  (3,716)  (3,382)
                                                               -------  -------
                                                                $1,846  $ 1,654
                                                               =======  =======

6. Property, Plant and Equipment:

   Property, plant and equipment consisted of the following (in thousands):

                                                               As of September
                                                                     30,
                                                               ----------------
                                                                2000     1999
                                                               -------  -------
   Land....................................................... $ 2,123  $ 1,523
   Buildings..................................................   8,545    8,585
   Machinery and equipment....................................  11,817   10,172
   Furniture and fixtures.....................................   1,707    1,361
   Transportation equipment...................................     182      320
   Tools and molds............................................   1,671    1,628
   Leasehold improvements.....................................     860      791
   Construction in progress...................................   2,142       52
                                                               -------  -------
                                                                29,047   24,432
   Accumulated depreciation and amortization..................  (9,497)  (7,372)
                                                               -------  -------
                                                               $19,550  $17,060
                                                               =======  =======

7. Notes Payable and Long-Term Debt:

   Notes payable and long-term debt consisted of the following (in thousands):

                                                                  As of
                                                              September 30,
                                                              --------------
                                                               2000    1999
                                                              ------  ------
   Mortgage note payable, due in monthly installments with
    interest at 7.0% through January 2014, collateralized by
    certain land and building ............................... $3,266  $3,398
   Mortgage note payable, due in monthly installments with
    interest at 7.6% through July 2013, collateralized by
    certain land and building................................    916     953
                                                              ------  ------
                                                               4,182   4,351
   Less current portion......................................   (198)   (169)
                                                              ------  ------
                                                              $3,984  $4,182
                                                              ======  ======

   The Company has a working capital line of credit under which it is able to borrow up to $10.0 million secured by accounts receivable and inventory. The credit agreement related to this line of credit expires in October 2001. The credit agreement prohibits the Company from paying cash dividends on common stock,

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES limits capital expenditures, limits additional indebtedness to $7.5 million, requires the maintenance of certain financial ratios and contains other customary covenants. There were no borrowings outstanding at September 30, 2000 under the credit agreement, and borrowing availability was $10.0 million. Our borrowing availability under our existing credit facility is based on financial formulas and ratios, which are calculated at the end of each fiscal year. As a result of the operating losses we experienced in the third and fourth quarters of fiscal year 2000, our borrowing availability may be reduced. The Company is currently in discussions with the existing lender, as well as additional lenders, to design a credit facility more suitable for its borrowing needs.

   We believe that the combination of existing cash reserves, cash flows from operations and borrowing availability under our existing credit facility or borrowing availability under a new credit facility, should provide us sufficient capital resources and liquidity to fund our planned operations through fiscal 2001. However, there can be no assurance that we will be able to successfully modify our existing credit facility or obtain a new credit facility or that such sources of capital will be sufficient to support our capital requirements in the long-term, and we may be required to issue additional debt or equity securities in the future to meet our capital requirements.

   The Company's long term debt will mature as follows (in thousands):

      Year Ending
      September 30,
      -------------
      2001............................................................... $  198
      2002...............................................................    212
      2003...............................................................    228
      2004...............................................................    244
      2005...............................................................    263
      Thereafter.........................................................  3,037
                                                                          ------
                                                                          $4,182
                                                                          ======

8. Accrued Expenses:

   Accrued expenses consisted of the following (in thousands):

                                                                      As of
                                                                  September 30,
                                                                  -------------
                                                                   2000   1999
                                                                  ------ ------
      Employee bonuses........................................... $   89 $  185
      Product warranty...........................................    342    410
      Compensated absences.......................................    489    501
      Legal and professional fees................................    376    266
      Payroll....................................................    211    402
      Property taxes.............................................    552    681
      Other......................................................    620    185
                                                                  ------ ------
                                                                  $2,679 $2,630
                                                                  ====== ======

9. Stockholders' Equity:

   In November 1997, the Company completed an initial public offering (the "Offering") of its common stock by selling 2,300,000 common shares, including 1,150,000 common shares previously owned by OYO USA. After deducting underwriting discounts and offering expenses, the net proceeds from the Offering were $29.2 million, which were split equally between the Company and OYO USA.

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

10. Employee Benefits:

   The Company's employees are participants in the OYO Geospace Corporation Employee's 401(k) Retirement Plan (the "Plan"), which covers substantially all eligible employees in the United States. The Plan is a qualified salary reduction plan in which all eligible participants may elect to have a percentage of their compensation contributed to the Plan, subject to certain guidelines issued by the Internal Revenue Service. The Company's share of discretionary matching contributions was approximately $0.3 million, $0.3 million, and $0.3 million in fiscal 2000, 1999 and 1998, respectively.

   In September 1997, the board of directors approved the 1997 Key Employee Stock Option Plan, as amended, (the "Employee Plan") and reserved an aggregate of 625,000 shares for issuance thereunder. In November 1997, the board of directors and stockholders approved the Company's 1997 Non-Employee Director Plan (the "Director Plan") and reserved an aggregate of 75,000 shares for issuance thereunder. At September 30, 2000 the shares available for grant under the Employee Plan and Director Plan were 58,400 and 37,266, respectively.

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

   Effective November 5, 1999, the board of directors approved the OYO Geospace Corporation 1999 Broad-Based Option Plan (the "Broad-Based Plan") and reserved an aggregate of 50,000 shares for issuance thereunder. Under the Broad-Based Plan, the Company is authorized to issue nonqualified stock options to purchase common stock to all employees (except executive officers and employee directors) of the Company. Options have a term not to exceed ten years. The exercise price of any option may not be less than fair market value of the common stock on the date of grant. Options vest over a one-year period commencing on the date of grant. There were 16,700 shares available for grant under this plan at September 30, 2000.

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

   A summary of the activity with respect to stock options is as follows:

                                                                Weighted Average
                                                       Shares    Exercise Price
                                                       -------  ----------------
Outstanding at October 1, 1998........................ 307,000       $16.04
  Granted............................................. 105,900        10.66
  Exercised...........................................      --           --
  Forfeited........................................... (21,750)       17.10
  Expired.............................................      --           --
                                                       -------
Outstanding at September 30, 1999..................... 391,150        14.56
  Granted............................................. 152,600        14.45
  Exercised........................................... (14,700)       13.11
  Forfeited........................................... (29,000)       13.43
  Expired............................................. (10,350)       14.66
                                                       -------
Outstanding at September 30, 2000..................... 489,700        14.64
                                                       =======

   The following table summarizes information about stock options outstanding and exercisable at September 30, 2000:

                                     Options Outstanding              Options Exercisable
                          ----------------------------------------- ------------------------
                                  Weighted Average
                                   Remaining Term  Weighted Average         Weighted Average
Range of Exercise Prices  Shares     (in years)     Exercise Price  Shares   Exercise Price
------------------------  ------- ---------------- ---------------- ------- ----------------
$ 6.81 to $13.49........   92,800       8.67            $9.76        19,125      $8.29
$13.50 to $20.00........  376,600       7.92            15.21       132,300      15.19
$20.01 to $27.63........   20,300       7.73            26.40        13,300      26.66
                          -------                                   -------
                          489,700       8.06            14.64       164,725      15.31
                          =======                                   =======

   The Company granted zero shares and 3,000 shares of restricted stock during fiscal 2000 and 1999, respectively. The Company issued 1,654 shares and 3,670 shares of common stock to directors during fiscal 2000 and 1999 respectively as partial compensation for services.

   The amount of compensation expense related to stock-based employee and director compensation included in the results of operations was $0.5 million and $0.5 million in fiscal 2000 and 1999, respectively, pursuant to the provisions of APB 25. Unearned compensation included in stockholders' equity related to unlapsed restrictions on grants of restricted stock was approximately $0.6 million and $1.2 million as of September 30, 2000 and 1999, respectively.

   Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") requires that stock-based awards be measured and recognized at fair value. Adoption of the cost recognition provisions of SFAS 123 with respect to stock-based awards to employees is optional and the Company decided not to elect those provisions. As a result, the Company continues to apply APB 25 and related interpretations in accounting for the measurement and recognition of its employee stock-based awards. However, the Company is required to provide pro forma disclosure as if the cost recognition provisions of SFAS 123 had been adopted. Under SFAS 123, compensation cost is measured at the grant date based on the fair value of the awards and is recognized over the service period, which is usually the vesting period. The fair value of options granted during the year ended September 30, 2000 was estimated using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; risk-free interest rates of 6%; expected volatility of 38%; and expected option term of 5 years.

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

   The weighted average fair values of stock-based award grants were as follows:

                                                                    Year Ended
                                                                     September
                                                                        30,
                                                                    -----------
                                                                    2000  1999
                                                                    ----- -----
      Options...................................................... $6.34 $4.51
      Restricted stock.............................................    -- 10.69
      Director's common stock...................................... 15.13  6.81

   The pro forma disclosures as if the Company had adopted the cost recognition requirements of SFAS 123 are presented below (in thousands, except per share amounts):

                                                                  Year Ended
                                                                 September 30,
                                                                 --------------
                                                                  2000    1999
                                                                 -------  -----
      Net income (loss):
        As reported............................................. $(1,191) $ 838
        Pro forma...............................................  (1,883)   327
      Basic earnings (loss) per common share:
        As reported............................................. $ (0.22) $0.16
        Pro forma...............................................   (0.35)  0.06
      Diluted earnings (loss) per common share:
        As reported............................................. $ (0.22) $0.15
        Pro forma...............................................   (0.35)  0.06

   The effects of applying SFAS 123 in the above pro forma disclosure are not indicative of future amounts since the Company anticipates making awards in the future under the Employee and Director Plans.

11. Income Taxes:

   Components of income before income taxes were as follows (in thousands):

                                                          Year Ended September
                                                                  30,
                                                          ---------------------
                                                           2000    1999  1998
                                                          -------  ---- -------
      United States...................................... $(2,716) $448 $10,915
      Foreign............................................     953   203    (649)
                                                          -------  ---- -------
                                                          $(1,763) $651 $10,266
                                                          =======  ==== =======

   The provision (benefit) for income taxes consisted of the following (in thousands):

                                                         Year Ended September
                                                                 30,
                                                         ----------------------
                                                          2000    1999    1998
                                                         -------  -----  ------
      Current:
        Federal......................................... $(1,075) $(560) $3,909
        Foreign.........................................     116      5     548
        State...........................................     106     --     348
                                                         -------  -----  ------
                                                            (853)  (555)  4,805
                                                         -------  -----  ------
      Deferred:
        Federal.........................................      28    279    (395)
        Foreign.........................................     228     89    (818)
        State...........................................      25     --      --
                                                         -------  -----  ------
                                                             281    368  (1,213)
                                                         -------  -----  ------
                                                         $  (572) $(187) $3,592
                                                         =======  =====  ======

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

   The differences between the effective tax rate reflected in the total provision (benefit) for income taxes and the statutory federal tax rate of 34% were as follows (in thousands):

                                                        Year Ended
                                                       September 30,
                                                    -----------------------
                                                     2000    1999     1998
                                                    ------   -----   ------
   Provision for U.S. federal income tax at
    statutory rate................................. $ (598)  $ 221   $3,490
   Effect of foreign income taxes..................     21      25      (58)
   Tax benefit from use of foreign sales
    corporation....................................    (59)   (159)    (195)
   State income taxes, net of federal income tax
    benefit........................................     94      --      229
   Nondeductible expenses..........................     45      38       42
   Resolution of prior years' tax matters..........    (75)   (312)      --
   Other, net......................................     --      --       84
                                                    ------   -----   ------
                                                    $ (572)  $(187)  $3,592
                                                    ------   -----   ------
                                                     (32.5)% (28.7)%   35.0 %
                                                    ======   =====   ======

   Deferred income taxes under the liability method reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income tax asset were as follows (in thousands):

                              As of September
                                    30,
                              ----------------
                               2000     1999
                              -------  -------
   Deferred income tax
    assets:
     Allowance for doubtful
      accounts............... $   110  $   194
     Inventory...............     911    1,362
     AMT carryforward........     175       --
     Accrued product
      warranty...............     123      140
     Accrued compensated
      absences...............     176      168
     Net foreign operating
      loss carryforwards and
      deferrals..............     500      729
                              -------  -------
                                1,995    2,593
   Deferred income tax
    liabilities:
     Property, plant and
      equipment and other....  (1,612)  (1,929)
                              -------  -------
   Net deferred income tax
    asset.................... $   383  $   664
                              =======  =======

   Deferred income taxes are reported as follows in the accompanying consolidated balance sheet (in thousands):

                                                               As of September
                                                                     30,
                                                               ----------------
                                                                2000     1999
                                                               -------  -------
   Current deferred income tax asset.......................... $ 1,320  $ 1,864
   Noncurrent deferred income tax asset.......................     675      729
   Concurrent deferred tax liability..........................  (1,612)  (1,929)
                                                               -------  -------
                                                                 $ 383  $   664
                                                               =======  =======

   Under the liability method, a valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the Company's historical taxable income

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES record, and the expectation that the deductible temporary differences will reverse during periods in which the Company generates net taxable income or during periods in which losses can be carried back to offset prior year taxes, management believes that the Company will realize the benefit of the net deferred income tax asset after consideration of the valuation allowance.

   As of September 30, 2000, the Company had foreign net operating loss carryforwards of approximately $77,000, which if not utilized will expire, in varying amounts during fiscal years 2001 through 2005.

   The financial reporting bases of investments in foreign subsidiaries exceeds their tax basis. A deferred tax liability is not recorded for this temporary difference because the investment is essentially permanent. A reversal of the Company's plans to permanently invest in the operations would cause the excess to become taxable. At September 30, 2000 and 1999, the temporary difference related to undistributed earnings for which no deferred taxes have been provided was approximately $2.2 million and $1.6 million, respectively. The determination of the unrecognized deferred tax liability related to the undistributed earnings is not practical.

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

   The following table summarizes the calculation of net earnings and weighted average common shares and common equivalent shares outstanding for purposes of basic and diluted earnings per share (in thousands, except share and per share amounts):

                                                   Year Ended September 30,
                                                 ------------------------------
                                                   2000       1999      1998
                                                 ---------  --------- ---------
Net earnings (loss) available to common
 stockholders..................................  $  (1,191) $     838 $   6,674
                                                 =========  ========= =========
Weighted average common shares and common
 shares equivalents:
  Common shares................................  5,431,901  5,384,530 5,072,262
  Common share equivalents.....................         --     64,874    94,494
                                                 ---------  --------- ---------
Total weighted average common shares and common
 share equivalents.............................  5,431,901  5,449,404 5,166,756
                                                 =========  ========= =========
Basic earnings (loss) per common share.........  $   (0.22) $    0.16 $    1.32
                                                 =========  ========= =========
Diluted earnings (loss) per common share.......  $   (0.22) $    0.15 $    1.29
                                                 =========  ========= =========

   Options on 100,300 and 328,550 shares of common stock in fiscal 2000 and 1999, respectively, were not included in the calculation of weighted average shares for diluted earnings per share because their effects were antidilutive.

13. Related Party Transactions:

   Sales to OYO Japan and other affiliated companies were approximately $0.3 million, $0.3 million and $0.4 million during fiscal 2000, 1999 and 1998, respectively. Purchases of inventory and equipment from OYO Japan were approximately $4.2 million, $2.7 million and $2.6 million during fiscal 2000, 1999 and 1998, respectively.

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

14. Commitments and Contingencies:

 Operating Leases

   The Company leases certain office space and equipment under noncancelable operating leases. The approximate future minimum rental commitments under noncancelable operating leases are as follows (in thousands):

      Year Ending
      September 30,
      -------------
      2001............................................................... $  540
      2002...............................................................    533
      2003...............................................................    307
      2004...............................................................     95
      2005...............................................................     --
                                                                          ------
                                                                          $1,475
                                                                          ======

   Rent expense was approximately $0.5 million, $0.5 million, and $0.2 million for fiscal 2000, 1999 and 1998, respectively.

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

15. Supplemental Cash Flow Information:

   Supplemental cash flow information was as follows (in thousands):

                                                                 Year Ended
                                                                September 30,
                                                               ---------------
                                                               2000 1999 1998
                                                               ---- ---- -----
      Cash paid for:
        Interest.............................................. $305 $332 $  59
        Income taxes..........................................  360  143 5,292
      Noncash investing and financing activities:
        Common stock issued in business acquisitions..........   --  586 2,804
        Common stock issued pursuant to Employee and Director
         Plan.................................................   25   49 2,077

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

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

   Summaries of net sales by geographic area for fiscal 2000 and 1999 are as follows (in thousands):

                                                                  Year Ended
                                                                 September 30,
                                                                ---------------
                                                                 2000    1999
                                                                ------- -------
   Asia (excluding Japan and Middle East)...................... $ 1,593 $ 3,515
   Canada......................................................  15,030   3,339
   Europe......................................................  12,341  14,171
   Japan.......................................................     722     470
   Middle East.................................................   5,971     103
   United States...............................................  16,739  19,452
   Other.......................................................   1,078     981
                                                                ------- -------
                                                                $53,474 $42,031
                                                                ======= =======

   Net sales are attributed to countries based on the ultimate destination of the product sold, if known. If the ultimate destination is not known, sales are attributed to countries based on the geographic location of the initial shipment. Net sales information by geographic area for fiscal 1998 has been excluded since presenting such information is not practical. Sales information for the Company's U.S. domestic and foreign subsidiaries is as follows (in thousands):

                                                       Year Ended September
                                                                30,
                                                      -------------------------
                                                       2000     1999     1998
                                                      -------  -------  -------
   United States..................................... $51,740  $40,662  $65,498
   Canada............................................   7,512    1,738    4,574
   United Kingdom....................................   2,254    2,804    2,733
   Eliminations......................................  (8,032)  (3,173)  (6,982)
                                                      -------  -------  -------
                                                      $53,474  $42,031  $65,823
                                                      =======  =======  =======

   Long-lived assets were as follows (in thousands):

                                                           As of September 30,
                                                         -----------------------
                                                          2000    1999    1998
                                                         ------- ------- -------
   United States........................................ $23,809 $21,474 $21,119
   Canada...............................................   3,049   3,032   3,221
   United Kingdom.......................................     559     664     762
                                                         ------- ------- -------
                                                         $27,417 $25,170 $25,102
                                                         ======= ======= =======

   The Company had two customers with individual sales of 15% and 13%, respectively, of total annual sales for fiscal 2000. The Company had no individual customers comprising more than 10% of annual sales for fiscal 1999 and 1998.

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

18.  Selected Quarterly Information (Unaudited):

   The following table represents summarized data for each of the quarters in fiscal 2000 and 1999 (in thousands, except per share amounts).

                                                          2000
                                             ----------------------------------
                                             Fourth    Third   Second    First
                                             Quarter  Quarter  Quarter  Quarter
                                             -------  -------  -------  -------
Sales....................................... $12,781  $12,935  $14,963  $12,795
Gross profit................................   3,577    2,085    4,388    4,382
Income (loss) from operations...............    (595)  (2,283)     459      615
Other income (expense), net.................      99     (140)      53       29
Net income (loss)...........................    (397)  (1,622)     409      419
Basic earnings (loss) per share............. $ (0.07) $ (0.30) $  0.08  $  0.08
                                             =======  =======  =======  =======
Diluted earnings (loss) per share........... $ (0.07) $ (0.30) $  0.07  $  0.08
                                             =======  =======  =======  =======
                                                          1999
                                             ----------------------------------
                                             Fourth    Third   Second    First
                                             Quarter  Quarter  Quarter  Quarter
                                             -------  -------  -------  -------
Sales....................................... $ 9,258  $ 9,564  $12,133  $11,076
Gross profit................................   3,039    3,791    5,341    4,324
Income (loss) from operations...............    (492)     138      771      150
Other income (expense), net.................     283     (103)    (122)      26
Net income..................................      98      203      422      115
Basic earnings per share.................... $  0.02  $  0.04  $  0.08  $  0.02
                                             =======  =======  =======  =======
Diluted earnings per share.................. $  0.02  $  0.04  $  0.08  $  0.02
                                             =======  =======  =======  =======

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of OYO Geospace Corporation:

   Our audits of the consolidated financial statements referred to in our report dated November 9, 2000 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          /s/ PricewaterhouseCoopers LLP

Houston, Texas
November 9, 2000

                                  SCHEDULE II

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                 (In Thousands)

                                        Charged    Charged
                           Balance at  (Credited)    to                Balance
                           Beginning    to Costs    Other              at End
                           of Period  and Expenses Assets  Deductions of Period
                           ---------- ------------ ------- ---------- ---------
Year ended September 30,
 2000
Allowance for doubtful
 accounts on accounts and
 notes receivable........     $580        $190       $--     $(417)     $353
Year Ended September 30,
 1999
Allowance for doubtful
 accounts on accounts and
 notes receivable........      503         488        --      (411)      580
Year Ended September 30,
 1998
Allowance for doubtful
 accounts on accounts and
 notes receivable........      771         (97)       --      (171)      503