Form 10-Q
period 2000-12-31
OYO GEOSPACE CORP
filed 2001-02-07
CIK 1001115

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended December 31, 2000

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No_____
    -----

There were 5,522,930 shares of the Registrant's Common Stock outstanding as of the close of business on February 6, 2000.


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

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                       REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
OYO Geospace Corporation and Subsidiaries

         We have reviewed the accompanying consolidated balance sheet of OYO Geospace Corporation and Subsidiaries as of December 31, 2000, and the related consolidated statements of operations for the three months ended December 31, 2000 and 1999, and the consolidated statements of cash flows for the three months ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

         We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to the aforementioned financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

         We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of September 30, 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended (not presented herein) and, in our report dated November 9, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of September 30, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                                /s/ PricewaterhouseCoopers LLP


Houston, Texas
January 24, 2001

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                           ASSETS                                December 31, 2000  September 30, 2000
                                                                 -----------------  ------------------
                                                                    (unaudited)
Current assets:
    Cash and cash equivalents ............................            $  1,074          $  3,989
    Trade accounts and notes receivable, net .............              11,179             8,509
    Inventories ..........................................              22,774            22,095
    Deferred income tax ..................................               1,464             1,320
    Prepaid expenses and other ...........................               1,851             1,778
                                                                      --------          --------

         Total current assets ............................              38,342            37,691

Rental equipment, net ....................................               2,549             1,846
Property, plant and equipment, net .......................              19,359            19,550
Goodwill and other intangible assets, net ................               5,097             5,204
Deferred income tax ......................................                 315               675
Other assets .............................................                 151               142
                                                                      --------          --------

         Total assets ....................................            $ 65,813          $ 65,108
                                                                      ========          ========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable and current maturities of long-term debt            $    201          $    198
    Accounts payable .....................................               5,268             5,694
    Accrued expenses and other ...........................               3,286             2,679
    Income tax payable ...................................                 385               232
                                                                      --------          --------

         Total current liabilities .......................               9,140             8,803

Long-term debt ...........................................               3,932             3,984
Deferred income tax ......................................               1,531             1,612
                                                                      --------          --------

         Total liabilities ...............................              14,603            14,399
                                                                      --------          --------

Stockholders' equity:
    Preferred stock ......................................                  --                --
    Common stock .........................................                  55                55
    Additional paid-in capital ...........................              30,183            30,088
    Retained earnings ....................................              22,146            21,875
    Accumulated other comprehensive loss .................                (663)             (679)
    Unearned compensation-restricted stock awards ........                (511)             (630)
                                                                      --------          --------

         Total stockholders' equity ......................              51,210            50,709
                                                                      --------          --------

         Total liabilities and stockholders' equity ......            $ 65,813          $ 65,108
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

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except share and per share amounts)
                                  (unaudited)


                                                   Three Months       Three Months
                                                      Ended              Ended
                                                December 31, 2000   December 31, 1999
                                                -----------------   -----------------
Sales ..........................................   $    14,967          $    12,795
Cost of sales ..................................        10,108                8,413
                                                   -----------          -----------

Gross profit ...................................         4,859                4,382

Operating expenses:
    Selling, general and administrative expenses         2,982                2,431
    Research and development expenses ..........         1,469                1,336
                                                   -----------          -----------

         Total operating expenses ..............         4,451                3,767
                                                   -----------          -----------

Income from operations .........................           408                  615

Other income (expense):
    Interest expense ...........................           (80)                 (77)
    Interest income ............................            34                   80
    Other, net .................................            24                   26
                                                   -----------          -----------

         Total other income (expense), net .....           (22)                  29
                                                   -----------          -----------

Income before income tax expense ...............           386                  644
Income tax expense .............................           115                  225
                                                   -----------          -----------

Net income .....................................   $       271          $       419
                                                   ===========          ===========

Basic earnings per share .......................   $      0.05          $      0.08
                                                   ===========          ===========

Diluted earnings per share .....................   $      0.05          $      0.08
                                                   ===========          ===========

Weighted average shares outstanding - Basic ....     5,463,152            5,409,837

Weighted average shares outstanding - Diluted ..     5,577,984            5,474,332

         The accompanying notes are an integral part of the consolidated financial statements.

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                    Three Months           Three Months
                                                                        Ended                  Ended
                                                                  December 31, 2000     December  31, 1999
                                                                  -----------------     ------------------
Cash flows from operating expenses:
    Net income ...............................................         $   271              $   419
    Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
     Deferred income tax .....................................             130                   62
     Depreciation and amortization ...........................             957                  829
     Amortization of restricted stock awards .................             119                  128
     Bad debt expense ........................................              55                   79
     Effects of changes in operating assets and liabilities:
         Trade accounts and notes receivable .................          (2,725)              (2,252)
         Inventories .........................................            (679)                 259
         Prepaid expenses and other assets ...................             (73)                 (94)
         Accounts payable ....................................            (426)               1,121
         Accrued expenses and other ..........................             640                  (23)
         Income tax payable ..................................             153                 (155)
                                                                       -------              -------

         Net cash provided by (used in) operating activities .          (1,578)                 373
                                                                       -------              -------

Cash flows from investing activities:
    Capital expenditures .....................................          (1,384)              (1,307)
    Proceeds from sale of equipment ..........................               1                   75
                                                                       -------              -------

         Net cash used in investing activities ...............          (1,383)              (1,232)
                                                                       -------              -------

Cash flows from financing activities:
    Increase in notes payable ................................           3,816                 --
    Principal payments on notes payable ......................          (3,863)                 (45)
    Proceeds from exercise of stock options ..................              77                 --
                                                                       -------              -------

         Net cash provided by (used in) financing activities .              30                  (45)
                                                                       -------              -------

Effect of exchange rate changes on cash ......................              16                 (119)
                                                                       -------              -------

Decrease in cash and cash equivalents ........................          (2,915)              (1,023)

Cash and cash equivalents, beginning of period ...............           3,989                5,280
                                                                       -------              -------

Cash and cash equivalents, end of period .....................         $ 1,074              $ 4,257
                                                                       =======              =======

         The accompanying notes are an integral part of the consolidated financial statements.

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.   Basis of Presentation

     The consolidated balance sheet of OYO Geospace Corporation and its subsidiaries (the "Company") at September 30, 2000, has been derived from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at December 31, 2000, and the consolidated statements of operations for the three months ended December 31, 2000 and 1999, and the consolidated statements of cash flows for the three months ended December 31, 2000 and 1999, have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the three months ended December 31, 2000, are not necessarily indicative of the operating results for a full year or of future operations.

     Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended September 30, 2000.

     PricewaterhouseCoopers LLP is not subject to the liability provisions of
Section 11 of the Securities Act of 1933 for their report on the unaudited financial information as of December 31, 2000 and for the three months ended December 31, 2000 and 1999, because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

2.   Earnings Per Common Share

     The following table summarizes the calculation of net earnings and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings per share:

                                                                           Three Months Ended
                                                                 ---------------------------------------
                                                                 December 31, 2000     December 31, 1999
                                                                 -----------------     -----------------
     Net earnings available to common
       stockholders (in thousands)                                $          271         $          419
                                                                  ==============         ==============

     Weighted average common shares outstanding                        5,463,152              5,409,837
     Weighted average common share equivalents
       outstanding                                                       114,832                 64,495
                                                                  --------------         --------------

     Weighted average common shares and common
       share equivalents outstanding                                   5,577,984              5,474,332
                                                                  ==============         ==============

     Basic earnings per common share                              $         0.05         $         0.08
                                                                  ==============         ==============

     Diluted earnings per common share                            $         0.05         $         0.08
                                                                  ==============         ==============

3.   Comprehensive Income

     Comprehensive income includes all changes in a company's equity, except those resulting from investments by and distributions to owners. The following table summarizes the components of comprehensive income (in thousands):

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

                                                                          Three Months Ended
                                                                ----------------------------------------
                                                                December 31, 2000      December 31, 1999
                                                                -----------------      -----------------
     Net income                                                  $           271         $          419
     Foreign currency translation adjustments                                 16                   (119)
                                                                 ---------------         --------------

     Total comprehensive income                                  $           287         $          300
                                                                 ===============         ==============


4.   Trade Accounts and Notes Receivable

     Trade and notes receivable consisted of the following (in thousands):

                                                               December 31, 2000         September 30, 2000
                                                               -----------------         ------------------
     Trade accounts receivable                                      $   9,141                 $    8,187
     Trade notes receivable                                             2,442                        675
     Allowance for doubtful accounts and notes                           (404)                      (353)
                                                                    ---------                 ----------

                                                                    $  11,179                 $    8,509
                                                                    =========                 ==========

5.   Inventories

     Inventories consisted of the following (in thousands):

                                                                 December 31, 2000            September 30, 2000
                                                                 -----------------            ------------------
     Finished goods                                                 $   3,489                 $    2,900
     Work in process                                                    3,402                      2,708
     Raw materials                                                     15,883                     16,487
                                                                    ---------                  ---------

                                                                     $ 22,774                   $ 22,095
                                                                     ========                   ========

6.   Segment and Geographic Information

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

     It is estimated that one-to two-thirds of the reserves associated with every discovery will be left behind in the reservoir, not able to be recovered economically or at times even identified. Reservoir characterization and management programs, in which the reservoir is carefully imaged and monitored throughout the life of the field, are now seen as a vital tool for improving rates of return. Surveys repeated in time show dynamic changes within the reservoir and can be used to monitor the effects of production. We are developing and marketing a suite of borehole and reservoir characterization products and services targeted at this market.

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

Results of Operations

    The following table sets forth for the three months ended December 31, 2000 and 1999, the percentage of certain statement of operations items to total sales:

                                                                    Three Months Ended December 31,
                                                                  ---------------------------------
                                                                        2000                  1999
                                                                  --------------        ----------
             Sales...........................................          100.0%             100.0%
             Cost of sales...................................           67.5               65.8
             Gross profit....................................           32.5               34.2
             Selling, general and administrative.............           19.9               19.0
             Research and development........................            9.9               10.4
             Income from operations..........................            2.7                4.8
             Other income (expense), net.....................           (0.1)               0.2
             Income before provision for income taxes........            2.6                5.0
             Provision for income taxes......................            0.8                1.7
             Net income......................................            1.8                3.3

Fiscal Year 2000 Compared to Fiscal Year 1999.

    Sales for the three months ended December 31, 2000 increased $2.2 million, or 17.0% from the corresponding period of the prior year. The increase in sales was primarily due to an increase in demand in the Canadian marketplace for our land-based seismic products. The increase in sales was partially offset by decreases in sales of our marine and thermal imaging products.

    Cost of sales for the three months ended December 31, 2000 increased $1.7 million, or 20.1% from the corresponding period of the prior year. Cost of sales increased as a percentage of total sales to 67.5% in the three months ended December 31, 2000 from 65.8% in the corresponding periods of the prior year. This percentage increase was generally attributable to the sales mix in the current quarter containing a greater percentage of our land-based seismic products, which generally have lower gross profit margins than our marine-based seismic and thermal imaging products. In addition, we continue to experience competitive pricing pressures on our land-based seismic products.

    Selling, general and administrative expenses for the three months ended December 31, 2000 increased $0.6 million, or 22.7% from the corresponding period of the prior year. Selling, general and administrative expenses increased as a percentage of total sales to 19.9% in the three months ended December 31, 2000 from 19.0% in the corresponding period of the prior year, primarily as a result of costs associated with increasing our workforce.

    Research and development expenses for the three months ended December 31, 2000 increased $0.1 million, or 10.0%, from the corresponding period of the prior year. Research and development expenses decreased as a percentage of total sales to 9.9% in the three months ended December 31, 2000 from 10.4% in the corresponding period of the prior year, primarily as a result of the higher sales.

    Our effective tax rate for the three months ended December 31, 2000 was 29.8% compared to 34.9% for the three months ended December 31, 1999. The tax rate of the current period includes a benefit resulting from the resolution of contingent tax matters from prior years. Excluding this benefit, our effective rate would be 34.8% for the current period.

Liquidity and Capital Resources

    At December 31, 2000, we had $1.1 million in cash and cash equivalents. For the three months ended December 31, 2000, we used approximately $1.6 million of cash in operating activities principally resulting from increases in accounts receivable and inventories, and a decrease in trade accounts payable.

    For the three months ended December 31, 2000, we used approximately $1.4 million of cash in investing activities, primarily related to capital expenditures. We estimate that our capital expenditures in fiscal 2001 will be approximately $6.0 million, which we expect to fund through operating cash flow and borrowings under our credit facility.

    For the three months ended December 31, 2000, we generated approximately $30,000 of cash from financing activities resulting from the proceeds received for the exercise of stock options partially offset by principal payments on long-term mortgage notes payable.

    We have a working capital line of credit under which we are able to borrow up to $10.0 million secured by accounts receivable and inventory. The credit agreement related to this line of credit expires in October 2001. The credit agreement prohibits us from paying cash dividends on common stock, limits capital expenditures, limits additional indebtedness to $7.5 million, requires the maintenance of certain financial ratios and contains other customary covenants. There were no borrowings outstanding at December 31, 2000 under the credit agreement, and borrowing availability was $10.0 million. Our borrowing availability under our existing credit facility is based on financial formulas and ratios, which are calculated at the end of each fiscal quarter. As a result of the operating losses we experienced in the third and fourth quarters of fiscal year 2000, our borrowing availability may be reduced in future periods. We currently are in discussions with a new lender to design a credit facility more suitable for our borrowing needs and we expect that facility to be in place during the second quarter.

    We believe that the combination of existing cash reserves, cash flows from operations and borrowing availability under our existing credit facility or borrowing availability under a new credit facility should provide us sufficient capital resources and liquidity to fund our planned operations through fiscal 2001. However, there can be no assurance that we will be able to successfully modify our existing credit facility or obtain a new credit facility or that such sources of capital will be sufficient to support our capital requirements in the long-term, and we may be required to issue additional debt or equity securities in the future to meet our capital requirements.

Forward Looking Statements and Risks

    This Form 10-Q includes "forward-looking" statements which are subject to the "safe harbor" provisions of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included herein, including statements about potential future products and markets, our future financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. Although we believe the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct, and actual results may differ materially from such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations are disclosed below and in our Annual Report on Form 10-K for the year ended September 30, 2000 under the headings "Forward-Looking Statements and Risks". Further, all written and verbal forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.

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

Our Customer Financing Results in Credit Risks to Us.

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

     At December 31, 2000, our bad debt allowance was $0.4 million. We systematically adjust this allowance each month to reflect the estimated credit risk associated with our trade accounts and notes receivable. We base this adjustment on the level of past due accounts and notes receivable, customer creditworthiness, past payment history, access to underlying collateral and other factors. Although we believe this allowance is a fair representation of the credit risk with respect to our outstanding receivables, we can not assure you that this allowance will be adequate to cover every potential bad debt exposure.

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


                                         OYO GEOSPACE CORPORATION



Date:  February 6, 2001                  By: /s/ Gary D. Owens
                                         -------------------------------------
                                         Gary D. Owens, Chairman of the Board
                                         President and Chief Executive Officer
                                               (duly authorized officer)




Date:  February 6, 2001                  By: /s/ Thomas T. McEntire
                                         -------------------------------------
                                              Thomas T. McEntire
                                            Chief Financial Officer
                                         (principal financial officer)