Form 10-Q
period 2001-03-31
OYO GEOSPACE CORP
filed 2001-05-09
CIK 1001115

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2001

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


                                 (281) 494-8282
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X    No
                                         -----     ------

There were 5,529,080 shares of the Registrant's Common Stock outstanding as of the close of business on May 7, 2001.

================================================================================

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                           Page
------------------------------                                                          Number
                                                                                        ------
  Item 1.  Financial Statements                                                              3

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                 of Operations                                                              11

PART II.  OTHER INFORMATION
---------------------------

  Item 4.  Submission of Matters to a Vote of Security Holders                              16

  Item 6.  Exhibits and Reports on Form 8-K                                                 16

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
OYO Geospace Corporation and Subsidiaries

  We have reviewed the accompanying consolidated balance sheet of OYO Geospace Corporation and Subsidiaries as of March 31, 2001, and the related consolidated statements of operations for the three months and six months ended March 31, 2001 and 2000, and the consolidated statements of cash flows for the six months ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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


Houston, Texas
May 7, 2001

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                          ASSETS                                 MARCH 31, 2001    SEPTEMBER 30, 2000
                                                                 ---------------   -------------------
                                                                   (unaudited)
Current assets:
  Cash and cash equivalents................................          $ 1,370               $ 3,989
  Trade accounts and notes receivable, net.................           14,175                 8,509
  Inventories..............................................           24,549                22,095
  Deferred income tax......................................            1,127                 1,320
  Prepaid expenses and other...............................              711                 1,778
                                                                     -------               -------
     Total current assets..................................           41,932                37,691

Rental equipment, net......................................            2,203                 1,846
Property, plant and equipment, net.........................           19,778                19,550
Goodwill and other intangible assets, net..................            4,990                 5,204
Deferred income tax........................................              254                   675
Other assets...............................................            1,809                   142
                                                                     -------               -------
     Total assets..........................................          $70,966               $65,108
                                                                     =======               =======

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable and current maturities of long-term debt...          $   205               $   198
  Accounts payable.........................................            5,626                 5,694
  Accrued expenses and other...............................            7,783                 2,679
  Income tax payable.......................................              265                   232
                                                                     -------               -------
     Total current liabilities.............................           13,879                 8,803

Long-term debt.............................................            3,880                 3,984
Deferred income tax........................................            1,485                 1,612
                                                                     -------               -------
     Total liabilities.....................................           19,244                14,399
                                                                     -------               -------
Stockholders' equity:
  Preferred stock..........................................                -                     -
  Common stock.............................................               55                    55
  Additional paid-in capital...............................           30,266                30,088
  Retained earnings........................................           22,703                21,875
  Accumulated other comprehensive loss.....................             (929)                 (679)
  Unearned compensation-restricted stock awards............             (373)                 (630)
                                                                     -------               -------
     Total stockholders' equity............................           51,722                50,709
                                                                     -------               -------
     Total liabilities and stockholders' equity............          $70,966               $65,108
                                                                     =======               =======

   The accompanying notes are an integral part of the consolidated financial statements.

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)
                                  (unaudited)

                                                               THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                      ---------------------------------   ---------------------------------
                                                      MARCH 31, 2001    MARCH 31, 2000    MARCH 31, 2001    MARCH 31, 2000
                                                      ---------------   ---------------   ---------------   ---------------
Sales...........................................       $   16,928        $   14,963        $   31,895        $   27,758
Cost of sales...................................           11,401            10,575            21,509            18,988
                                                       ----------        ----------        ----------        ----------
Gross profit....................................            5,527             4,388            10,386             8,770

Operating expenses:
  Selling, general and administrative...........            3,262             2,324             6,244             4,754
  Research and development......................            1,449             1,605             2,918             2,942
                                                       ----------        ----------        ----------        ----------
     Total operating expenses...................            4,711             3,929             9,162             7,696
                                                       ----------        ----------        ----------        ----------

Income from operations..........................              816               459             1,224             1,074

Other income (expense):
  Interest expense..............................              (94)              (77)             (174)             (154)
  Interest income...............................               74               100               108               180
  Other, net....................................              (36)               30               (12)               56
                                                       ----------        ----------        ----------        ----------
     Total other income (expense), net..........              (56)               53               (78)               82
                                                       ----------        ----------        ----------        ----------

Income before income taxes......................              760               512             1,146             1,156

Income tax expense..............................              203               103               318               328
                                                       ----------        ----------        ----------        ----------
Net income......................................       $      557        $      409        $      828        $      828
                                                       ==========        ==========        ==========        ==========
Basic earnings per share........................            $0.10             $0.08             $0.15             $0.15
                                                       ==========        ==========        ==========        ==========
Diluted earnings per share......................            $0.10             $0.07             $0.15             $0.15
                                                       ==========        ==========        ==========        ==========
Weighted average shares outstanding - Basic             5,487,990         5,432,058         5,475,435         5,421,330

Weighted average shares outstanding - Diluted           5,633,476         5,511,583         5,600,456         5,482,912

   The accompanying notes are an integral part of the consolidated financial statements.

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                      SIX MONTHS        SIX MONTHS
                                                                         ENDED             ENDED
                                                                    MARCH 31, 2001    MARCH 31, 2000
                                                                    ---------------   ---------------
Cash flows from operating expenses:
 Net income..................................................         $    828           $   828
 Adjustments to reconcile net income to net cash provided
   by operating activities:
   Deferred income tax.......................................              484              (140)
   Depreciation and amortization.............................            2,053             1,791
   Amortization of restricted stock awards...................              233               254
   Bad debt expense..........................................               17                78
   Effects of changes in operating assets and liabilities:
   Trade accounts and notes receivable.......................           (5,184)           (1,906)
   Inventories...............................................           (2,351)               84
   Prepaid expenses and other assets.........................            1,065               769
   Accounts payable..........................................             (298)            1,290
   Accrued expenses and other................................            5,223              (410)
   Income tax payable........................................               33              (366)
                                                                      --------           -------
     Net cash provided by operating activities...............            2,103             2,272
                                                                      --------           -------

Cash flows from investing activities:
 Capital expenditures........................................           (2,519)           (3,608)
 Purchase of business, net of cash acquired..................           (2,000)               --
 Proceeds from sale of equipment.............................                2                20
                                                                      --------           -------
     Net cash used in investing activities...................           (4,517)           (3,588)
                                                                      --------           -------
Cash flows from financing activities:
 Increase in notes payable...................................           13,613                 -
 Principal payments on notes payable.........................          (13,709)              (91)
 Proceeds from exercise of stock options.....................              141                 -
                                                                      --------           -------
     Net cash provided by (used in) financing activities.....               45               (91)
                                                                      --------           -------
Effect of exchange rate changes on cash......................             (250)                -
                                                                      --------           -------
Decrease in cash and cash equivalents........................           (2,619)           (1,407)

Cash and cash equivalents, beginning of period...............            3,989             5,280
                                                                      --------           -------
Cash and cash equivalents, end of period.....................         $  1,370           $ 3,873
                                                                      ========           =======

   The accompanying notes are an integral part of the consolidated financial statements.

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

  The consolidated balance sheet of OYO Geospace Corporation and its subsidiaries (the "Company") at September 30, 2000, has been derived from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 2001, and the consolidated statements of operations for the three and six months ended March 31, 2001 and 2000, and the consolidated statements of cash flows for the six months ended March 31, 2001 and 2000, have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the three months and six months ended March 31, 2001 are not necessarily indicative of the operating results for a full year or of future operations.

  Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended September 30, 2000.

  The Company has embarked on a long-term project to develop a seabed seismic array. The Company does not recognize revenue until such projects are completed and in-service; therefore, progress payments are classified as deferred revenue until completion of the project.

  Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), as amended by SFAS No. 137 and SFAS No. 138, was issued by the Financial Accounting Standards Board in June 1998. SFAS 133 requires the Company to record all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or for forecasted transactions, deferred and recorded as a component of accumulated other comprehensive income until the hedged transactions occur and are recognized in earnings. The Company purchases printheads from OYO Corporation whereby such purchases are denominated in Japanese Yen. The Company routinely attempts to hedge its currency exposure on these purchases by entering into foreign currency forward contracts with a bank. The purpose of entering into these forward hedge contracts is to eliminate all variability of cash flows associated with foreign currency exposure risk on amounts payable in Japanese Yen. Because both the settlement dates and notional amounts on the forward contracts are always identical to the settlement dates and payable balances, respectively, the Company considers such forward contracts to be highly effective in that they eliminate all variability of cash flows on payables denominated in Yen. Under Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and for Hedging Activities" and related interpretations, the Company's forward contracts with the bank are considered derivatives. SFAS No. 133, which is effective for the Company's fiscal year 2001, requires that the Company record these foreign currency forward contracts on the balance sheet and mark them to fair value at each reporting date.

  PricewaterhouseCoopers LLP is not subject to the liability provisions of
Section 11 of the Securities Act of 1933 for their report on the unaudited financial information as of March 31, 2001 and for the three months and six months ended March 31, 2001 and 2000, because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.   EARNINGS PER COMMON SHARE

  The following table summarizes the calculation of net earnings and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings per share:

                                                        THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                  -------------------------------   -------------------------------
                                                  MARCH 31, 2001   MARCH 31, 2000   MARCH 31, 2001   MARCH 31, 2000
                                                  --------------   --------------   --------------   --------------
  Net earnings available to common
    stockholders (in thousands)................       $      557       $      409       $      828       $      828
                                                      ==========       ==========       ==========       ==========
  Weighted average common shares outstanding...        5,487,990        5,432,058        5,475,435        5,421,330
  Weighted average common share equivalents
    outstanding................................          145,486           79,525          125,021           61,582
                                                      ----------       ----------       ----------       ----------
  Weighted average common shares and common
     share equivalents outstanding.............        5,633,476        5,511,583        5,600,456        5,482,912
                                                      ==========       ==========       ==========       ==========
  Basic earnings per common share..............       $     0.10       $     0.08       $     0.15       $     0.15
                                                      ==========       ==========       ==========       ==========
  Diluted earnings per common share............       $     0.10       $     0.07       $     0.15       $     0.15
                                                      ==========       ==========       ==========       ==========

3.  COMPREHENSIVE INCOME

  Comprehensive income includes all changes in a company's equity, except those resulting from investments by and distributions to owners. The following table summarizes the components of comprehensive income (in thousands):

                                                                    THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                           -------------------------------------   --------------------------------
                                                             MARCH 31, 2001      MARCH 31, 2000    MARCH 31, 2001    MARCH 31, 2000
                                                           -------------------   ---------------   ---------------   --------------

 Net income........................................                $ 557           $   409             $ 828              $828

 Foreign currency translation adjustments..........                 (266)              120              (250)                1
                                                                   -----           -------             -----              ----
 Total comprehensive income........................                $ 291           $   529             $ 578              $829
                                                                   =====           =======             =====              ====

4.   TRADE ACCOUNTS AND  NOTES RECEIVABLE

  Trade accounts and notes receivable consisted of the following (in thousands):


                                                                                     MARCH 31, 2001        SEPTEMBER 30, 2000
                                                                                     --------------        ------------------
   Trade accounts receivable..............................                                $12,011                $8,187
   Trade notes receivable.................................                                  2,519                   675
   Allowance for doubtful accounts and notes..............                                   (355)                 (353)
                                                                                          -------                ------
                                                                                          $14,175                $8,509
                                                                                          =======                ======

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


5.   INVENTORIES

  Inventories consisted of the following (in thousands):

                                                                                    MARCH 31, 2001     SEPTEMBER 30, 2000
                                                                                  ------------------   ------------------
  Finished goods.........................................................              $ 3,719              $ 2,900
  Work in process........................................................                3,492                2,708
  Raw materials..........................................................               17,338               16,487
                                                                                       -------              -------
                                                                                       $24,549              $22,095
                                                                                       =======              =======

6.   ACCRUED EXPENSES AND OTHER

 Accrued expenses and other consisted of the following (in thousands):


                                                                                   MARCH 31, 2001     SEPTEMBER 30, 2000
                                                                                   --------------     ------------------
  Accrued expenses.......................................................              $ 2,924              $ 2,679
  Deferred revenue.......................................................                4,859                   --
                                                                                       -------              -------
                                                                                       $ 7,783              $ 2,679
                                                                                       =======              =======


7.   ACQUISITION

  On February 8, 2001, the Company acquired the operating assets and business of EcoPRO Imaging Corporation ("EcoPRO"). Furthermore, the Company entered into a three-year global thermal film and distribution alliance with Labelon, the prior owner of EcoPRO.

  The allocation of the purchase price for EcoPRO and a reconciliation of the purchase price to cash used for the business acquisition is as follows (in thousands):


       Accounts receivable............    $  473
       Inventories....................       103
       Deferred purchasing benefits...     1,640
       Current liabilities............      (216)
                                          ------
       Cash paid for acquisition......    $2,000
                                          ======

8.   SEGMENT AND GEOGRAPHIC INFORMATION

  The acquisition of EcoPRO during the quarter ended March 31, 2001 expanded the Company's worldwide distribution of products for the commercial graphics
industry.   As a result, the Company has begun reporting information for two segments: Seismic and Commercial Graphics. The Commercial Graphics segment primarily sells products for the commercial graphics industry; however, it also has some minor sales of seismic products.

  The seismic product lines currently consist of geophones and hydrophones, including multi-component geophones and hydrophones, seismic leader wire, geophone string connectors, seismic telemetry cable, high definition reservoir characterization products and services, thermal imaging products, marine seismic cable retrieval devices and small data acquisition systems targeted at niche markets. Marine seismic data acquisition products include the Company's patented marine seismic cable retrieval devices. Commercial graphic products include thermal plotters and thermal film. The following tables summarize the Company's segment information:


                                                 THREE MONTHS ENDED                     SIX MONTHS ENDED
                                        -------------------------------------   ---------------------------------
                                        MARCH 31, 2001      MARCH 31, 2000      MARCH 31, 2001    MARCH 31, 2000
                                        ---------------   -------------------   ---------------   ---------------
Net sales:
  Seismic........................          $14,196               $11,785           $26,366           $20,724
  Commercial graphics............            2,918                 3,596             5,787             7,756
  Eliminations...................             (186)                 (418)             (258)             (722)
                                           -------               -------           -------           -------
  Total..........................          $16,928               $14,963           $31,895           $27,758
                                           =======               =======           =======           =======

Income (loss) from operations:
  Seismic........................          $ 2,390               $   694           $ 3,303           $ 2,089
  Commercial graphics............             (417)                  588              (125)            1,436
  Corporate......................           (1,048)                 (765)           (1,904)           (1,559)
  Eliminations...................             (109)                  (58)              (50)             (892)
                                           -------               -------           -------           -------
  Total                                    $   816               $   459           $ 1,224           $ 1,074
                                           =======               =======           =======           =======


                                        MARCH 31, 2001    SEPTEMBER 30, 2000
                                        --------------    ------------------
Total assets:
  Seismic........................          $55,986               $46,302
  Commercial graphics............           10,694                10,162
  Corporate......................            4,286                 8,644
                                           -------               -------

                                           $70,966               $65,108
                                           =======               =======

9.   LINE OF CREDIT

  In February 2001, the Company obtained from Southwest Bank of Texas (the "Bank") a $10.0 million working capital line of credit (the "Credit Agreement") that expires in February 2002. Borrowings under the Credit Agreement are subject to borrowing base restrictions based on consolidated net income plus consolidated interest expense, income taxes, depreciation and amortization. Borrowings under the Credit Agreement are collateralized by accounts receivable and inventory. The Credit Agreement limits additional indebtedness, requires the maintenance of certain financial amounts and contains other covenants customary in transactions of this type. As of March 31, 2001 there were no borrowings outstanding under the Credit Agreement, and the borrowing base under the Credit Agreement was $9.4 million.

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

Seismic

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

  It is estimated that one-to two-thirds of the reserves associated with every discovery will be left behind in the reservoir, not able to be recovered economically or at times even identified. Reservoir characterization and management programs, in which the reservoir is carefully imaged and monitored throughout the life of the field, are now seen as a vital tool for improving rates of return. Surveys repeated in time showing dynamic changes within the reservoir can be used to monitor the effects of production. We are developing and marketing a suite of borehole and reservoir characterization products and services targeted at this market.

  We expect to incur significant future research and development expenditures aimed at the development of additional seismic acquisition products and services used for high definition reservoir characterization for use in both land and marine environments.

  While orders for our products have always had the potential to vary substantially from quarter to quarter, with variations in timing impacting our operating results and cash flow, manufacturing capability and expense levels in any given quarter, reservoir characterization projects, especially deepwater projects, contemplate more equipment over a greater period of time than is typically associated with conventional surface seismic systems. Revenue and expense recognition in accordance with generally accepted accounting principles for these large-scale projects has the potential to produce strong fluctuations in quarterly performance.

Commercial Graphics

  Our commercial graphics business segment developed over time as we leveraged our thermal imaging product technology into new markets. With minor product modifications, we were successful in adapting these products for use in the commercial graphics industry. We recently expanded this segment by acquiring a thermal film distribution business. Our commercial graphics segment manufactures and sells thermal imaging products and dry film primarily to the screen print, point of sale, signage and textile market sectors.

RESULTS OF OPERATIONS

  During the quarter ended March 31, 2001 we acquired the operating assets and business of EcoPRO Imaging Corporation ("EcoPRO"). This acquisition expanded our worldwide distribution of products for the commercial graphics industry. As a result of the EcoPRO acquisition, we are reporting information for two segments: Seismic and Commercial Graphics.

 Summary financial data by business segment follows:


                                 THREE MONTHS ENDED                   SIX MONTHS ENDED
                          ---------------------------------   ---------------------------------
                          MARCH 31, 2001    MARCH 31, 2000    MARCH 31, 2001    MARCH 31, 2000
                          ---------------   ---------------   ---------------   ---------------
SEISMIC
  Revenue..............          $14,196           $11,785           $26,366           $20,724
  Operating income.....            2,390               694             3,303             2,089

COMMERCIAL GRAPHICS
  Revenue..............            2,918             3,596             5,787             7,756
  Operating income.....             (417)              588              (125)            1,436

CORPORATE
  Revenue..............               --                --                --                --
  Operating income.....           (1,048)             (765)           (1,904)           (1,559)

SEGMENT ELIMINATIONS
  Revenue..............             (186)             (418)             (258)             (722)
  Operating income.....             (109)              (58)              (50)             (892)

CONSOLIDATED TOTALS
  Revenue..............           16,928            14,963            31,895            27,758
  Operating income.....              816               459             1,224             1,074

OVERVIEW

Fiscal Year 2001 Compared to Fiscal Year 2000.

  Sales for the three months and six months ended March 31, 2001 increased $2.0 million, or 13.1%, and $4.1 million, or 14.9%, respectively, from the corresponding periods of the prior fiscal year. The increase in sales was due to an increase in demand for our seismic products. The increase was partially offset by decline in sales of our commercial graphics products.

  Consolidated gross profits for the three months and six months ended March 31, 2001 increased by $1.1 million, or 26.0%, and $1.6 million, or 18.4%, respectively, from the corresponding periods of the prior year. The higher gross profits we realized from our seismic products were partially offset by lower gross profits we realized from our commercial graphics products.

  Consolidated operating expenses for the three months and six months ended March 31, 2001 increased $0.8 million, or 19.9%, and $1.5 million, or 19.0%, respectively, from the corresponding periods of the prior fiscal year. The increase primarily resulted from increased costs associated with new personnel, sales and marketing efforts, information technology upgrades and costs associated with the EcoPRO acquisition.

  Our effective tax rate for the three months ended March 31, 2001 was 26.7% compared to 20.1% for the three months ended March 31, 2000. The effective tax rate for the six months ended March 31, 2001 was 27.7% compared to 28.4% for the corresponding period of the prior fiscal year. The tax rate of the current and prior years includes certain tax adjustments relating to prior years. The current year tax rate also includes a benefit resulting from the resolution of contingent tax matters from prior years. Excluding these benefits, our effective tax rate would be 34.4% for the current periods compared to 35.0% for the prior year periods.

SEISMIC

  Our seismic product lines currently consist of geophones and hydrophones, including multi-component geophones and hydrophones, seismic leader wire, geophone string connectors, seismic telemetry cable, high definition reservoir characterization products and services, thermal imaging products, marine seismic cable retrieval devices and small data acquisition systems targeted at niche markets. Marine seismic data acquisition products include our patented marine seismic cable retrieval devices.

Revenue

  Sales of our seismic products for the three months and six months ended March 31, 2001 increased $2.4 million, or 20.5%, and $5.6 million, or 27.2%, respectively, from the corresponding periods of the prior year. The increases in seismic product sales primarily resulted from the increase in sales of our land-based products due to increasing worldwide oil and gas exploration efforts.

Operating Income

  Operating income, for the three months and six months ended March 31, 2001, increased $1.7 million, or 244.4% and $1.2 million, or 58.1%, respectively from the corresponding periods of the prior year. The increase in operating income primarily resulted from increased gross profits associated with increased sales. The improved gross profits were partially offset by higher selling, general and administrative expenses.

COMMERCIAL GRAPHICS

  Our commercial graphics products include thermal imaging equipment capable of producing data images ranging in size from 12 to 54 inches wide. In addition, we also distribute thermal film and related products to our customers.

Revenue

  Sales of our commercial graphics products for the three months and six months ended March 31, 2001 decreased $0.7 million, or 18.9%, and $2.0 million, or 25.4%, respectively, from the corresponding periods of the prior year. The decline in sales resulted from a decline in thermal imaging equipment sales, although these sales were partially offset by increased sales of our thermal film products due to the recent acquisition of EcoPRO.

Operating Income

  Operating income, for the three months and six months ended March 31, 2001, decreased $1.0 million and $1.6 million, respectively from the corresponding periods of the prior year. The decrease in operating income primarily resulted from the lower level of thermal imaging equipment sales.

LIQUIDITY AND CAPITAL RESOURCES

  At March 31, 2001, we had $1.4 million in cash and cash equivalents. For the six months ended March 31, 2001, we generated approximately $2.1 million of cash in operating activities principally resulting from our net income adjusted for noncash expenses, an increase of $4.9 million in deferred revenue from a deepwater seabed seismic array project offset by increases in accounts receivable and inventories, of which approximately $3.9 million represents new inventory associated with the deepwater seabed seismic array project.

  For the six months ended March 31, 2001, we used approximately $4.5 million of cash in investing activities, primarily related to capital expenditures and the EcoPRO acquisition. We estimate that our capital expenditures in fiscal 2001 will be $5.0 million to $6.0 million, which we expect to fund through operating cash flow and borrowings under our credit facility.

  For the six months ended March 31, 2001, we generated approximately $45,000 of cash from financing activities resulting from the proceeds received for the exercise of stock options partially offset by principal payments on long-term mortgage notes payable.

  In February 2001, we obtained from Southwest Bank of Texas (the "Bank") a $10.0 million working capital line of credit (the "Credit Agreement") that expires in February 2002. Borrowings under the Credit Agreement are subject to borrowing base restrictions based on consolidated net income plus consolidated interest expense, income taxes, depreciation and amortization. Borrowings under the Credit Agreement are collateralized by accounts receivable and inventory. The Credit Agreement limits additional indebtedness, requires the maintenance of certain financial amounts and contains other covenants customary in transactions of this type. As of March 31, 2001 there were no borrowings outstanding under the Credit Agreement, and the borrowing base under the Credit Agreement was $9.4 million.

  We believe that the combination of existing cash reserves, cash flows from operations and borrowing availability under our existing credit facility should provide us sufficient capital resources and liquidity to fund our planned operations through fiscal 2001.

FORWARD LOOKING STATEMENTS AND RISKS

  This Form 10-Q includes "forward-looking" statements which are subject to the "safe harbor" provisions of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included herein, including statements about potential future products and markets, our future financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. Although we believe the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct, and actual results may differ materially from such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations are disclosed below and in our Annual Report on Form 10-K for the year ended September 30, 2000 under the heading "Forward-Looking Statements and Risks". Further, all written and verbal forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.

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

  At March 31, 2001, our bad debt allowance was $0.4 million. We systematically adjust this allowance each month to reflect the estimated credit risk associated with our trade accounts and notes receivable. We base this adjustment on the level of past due accounts and notes receivable, customer creditworthiness, past payment history, access to underlying collateral and other factors. Although we believe this allowance is a fair representation of the credit risk with respect to our outstanding receivables, we cannot assure you that this allowance will be adequate to cover every potential bad debt exposure.

                          PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On January 25, 2001, we held our Annual Meeting of Stockholders (the "Meeting"). At the Meeting, our stockholders approved two proposals.
Proposal 1 related to the election of Gary Owens and Satoru Ohya as directors, each holding office until the 2004 Annual Meeting of Shareholders or until his successor is duly elected and qualified. Proposal 2 amended our 1997 Key Employee Stock Option Plan (the "Plan") to increase the number of shares available under the Plan from 625,000 to 875,000. The results of the voting follows:


                         FOR      AGAINST   WITHHELD
                      ---------   -------   --------
     Proposal 1
     Gary Owens       5,038,730         -     59,200
     Satoru Ohya      4,944,730         -    153,200

     Proposal 2       5,021,130    75,200      1,500

The total voted shares represented by proxy was 5,097,930.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed with this Quarterly Report.

2.1 Asset Purchase Agreement, dated February 8, 2001, regarding the acquisition of assets of EcoPRO.

2.2 Business Loan Agreement, dated February 16, 2001, made by and between the Company and Southwest Bank of Texas.

2.3 Promissory Note, dated February 16, 2001, made by and between the Company and Southwest Bank of Texas.

15.1 Awareness Letter of Independent Accountants

(b) The Company did not file any reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        OYO GEOSPACE CORPORATION



Date:  May 7, 2001                      By: /s/ Gary D. Owens
                                           ------------------------
                                           Gary D. Owens, Chairman of the Board
                                           President and Chief Executive Officer
                                           (duly authorized officer)




Date:  May 7, 2001                      By: /s/ Thomas T. McEntire
                                           ---------------------------
                                            Thomas T. McEntire
                                            Chief Financial Officer
                                            (principal financial officer)