Form 10-Q
period 2001-06-30
OYO GEOSPACE CORP
filed 2001-08-08
CIK 1001115

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2001

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                        Commission file number 001-13601



                            OYO GEOSPACE CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)


            DELAWARE                                          76-0447780
(State or Other Jurisdiciton of                            (I.R.S. Employer
Incorporation or Organization)                            Identification No.)



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

There were 5,538,555 shares of the Registrant's Common Stock outstanding as of the close of business on August 6, 2001.

================================================================================

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                          ASSETS                              JUNE 30, 2001    SEPTEMBER 30, 2000
                                                              --------------   -------------------
                                                               (unaudited)
Current assets:
  Cash and cash equivalents................................         $ 1,521               $ 3,989
  Trade accounts and notes receivable, net.................          12,329                 8,509
  Inventories..............................................          27,359                22,095
  Deferred income tax......................................           1,226                 1,320
  Prepaid expenses and other...............................             923                 1,778
                                                                    -------               -------

     Total current assets..................................          43,358                37,691

Rental equipment, net......................................           2,003                 1,846
Property, plant and equipment, net.........................          19,759                19,550
Goodwill and other intangible assets, net..................           4,883                 5,204
Deferred income tax........................................             239                   675
Other assets...............................................           1,683                   142
                                                                    -------               -------

     Total assets..........................................         $71,925               $65,108
                                                                    =======               =======

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable and current maturities of long-term debt...         $   392               $   198
  Accounts payable.........................................           4,756                 5,694
  Accrued expenses and other...............................           8,494                 2,679
  Income tax payable.......................................             330                   232
                                                                    -------               -------

     Total current liabilities.............................          13,972                 8,803

Long-term debt.............................................           3,826                 3,984
Deferred income tax........................................           1,265                 1,612
                                                                    -------               -------

     Total liabilities.....................................          19,063                14,399
                                                                    -------               -------

Stockholders' equity:
  Preferred stock..........................................              --                    --
  Common stock.............................................              55                    55
  Additional paid-in capital...............................          30,501                30,088
  Retained earnings........................................          23,331                21,875
  Accumulated other comprehensive loss.....................            (772)                 (679)
  Unearned compensation-restricted stock awards............            (253)                 (630)
                                                                    -------               -------

     Total stockholders' equity............................          52,862                50,709
                                                                    -------               -------

     Total liabilities and stockholders' equity............         $71,925               $65,108
                                                                    =======               =======

   The accompanying notes are an integral part of the consolidated financial statements.

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)
                                  (unaudited)

                                                         THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                   -------------------------------   -------------------------------
                                                   JUNE 30, 2001    JUNE 30, 2000    JUNE 30, 2001    JUNE 30, 2000
                                                   --------------   --------------   --------------   --------------
Sales...........................................      $   15,810       $   12,935       $   47,705       $   40,693
Cost of sales...................................          10,204           10,850           31,713           29,838
                                                      ----------       ----------       ----------       ----------

Gross profit....................................           5,606            2,085           15,992           10,855

Operating expenses:
  Selling, general and administrative...........           3,373            2,741            9,617            7,496
  Research and development......................           1,532            1,627            4,450            4,568
                                                      ----------       ----------       ----------       ----------

     Total operating expenses...................           4,905            4,368           14,067           12,064
                                                      ----------       ----------       ----------       ----------

Income (loss) from operations...................             701           (2,283)           1,925           (1,209)

Other income (expense):
  Interest expense..............................             (93)             (96)            (267)            (250)
  Interest income...............................              61               48              169              228
  Other, net....................................             (31)             (92)             (43)             (36)
                                                      ----------       ----------       ----------       ----------

     Total other income (expense), net..........             (63)            (140)            (141)             (58)
                                                      ----------       ----------       ----------       ----------

Income (loss) before income taxes...............             638           (2,423)           1,784           (1,267)

Income tax expense (benefit)....................              10             (801)             328             (473)
                                                      ----------       ----------       ----------       ----------

Net income (loss)...............................      $      628       $   (1,622)      $    1,456       $     (794)
                                                      ==========       ==========       ==========       ==========

Basic earnings (loss) per share.................      $     0.11       $    (0.30)      $     0.27       $    (0.15)
                                                      ==========       ==========       ==========       ==========

Diluted earnings (loss) per share...............      $     0.11       $    (0.30)      $     0.26       $    (0.15)
                                                      ==========       ==========       ==========       ==========

Weighted average shares outstanding - Basic            5,499,980        5,440,791        5,482,578        5,427,793

Weighted average shares outstanding - Diluted          5,639,257        5,440,791        5,610,184        5,427,793

   The accompanying notes are an integral part of the consolidated financial statements.

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                 NINE MONTHS      NINE MONTHS
                                                                    ENDED            ENDED
                                                                JUNE 30, 2001    JUNE 30, 2000
                                                                --------------   --------------
Cash flows from operating activities:
 Net income (loss)...........................................        $  1,456          $  (794)
 Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Deferred income tax.......................................             183             (443)
   Depreciation and amortization.............................           3,014            2,668
   Amortization of restricted stock awards...................             344              381
   Bad debt expense..........................................             280              271
   Effects of changes in operating assets and liabilities:
   Trade accounts and notes receivable.......................          (3,692)            (778)
   Inventories...............................................          (5,171)             630
   Prepaid expenses and other assets.........................             854              154
   Accounts payable..........................................          (1,155)             660
   Accrued expenses and other................................           6,062              519
   Income tax payable........................................              98             (128)
                                                                     --------          -------

     Net cash provided by operating activities...............           2,273            3,140
                                                                     --------          -------

Cash flows from investing activities:
 Capital expenditures........................................          (3,366)          (4,394)
 Purchase of business, net of cash acquired..................          (1,925)              --
 Proceeds from sale of equipment.............................             246               54
                                                                     --------          -------

     Net cash used in investing activities...................          (5,045)          (4,340)
                                                                     --------          -------

Cash flows from financing activities:
 Increase in notes payable...................................          21,701               --
 Principal payments on notes payable.........................         (21,664)            (122)
 Proceeds from exercise of stock options.....................             360               --
                                                                     --------          -------

     Net cash provided by (used in) financing activities.....             397             (122)
                                                                     --------          -------

Effect of exchange rate changes on cash......................             (93)            (128)
                                                                     --------          -------

Decrease in cash and cash equivalents........................          (2,468)          (1,450)

Cash and cash equivalents, beginning of period...............           3,989            5,280
                                                                     --------          -------

Cash and cash equivalents, end of period.....................        $  1,521          $ 3,830
                                                                     ========          =======

   The accompanying notes are an integral part of the consolidated financial statements.

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

  The consolidated balance sheet of OYO Geospace Corporation and its subsidiaries (the "Company") at September 30, 2000, has been derived from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 2001, and the consolidated statements of operations for the three and nine months ended June 30, 2001 and 2000, and the consolidated statements of cash flows for the nine months ended June 30, 2001 and 2000, have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the three months and nine months ended June 30, 2001 are not necessarily indicative of the operating results for a full year or of future operations.

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

  The Company has embarked on a long-term project to develop a deepwater seabed seismic array. The Company does not recognize revenue until such projects are completed and in-service; therefore, progress payments are classified as deferred revenue until completion of the project.

  Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), as amended by SFAS No. 137 and SFAS No. 138, was issued by the Financial Accounting Standards Board in June 1998. SFAS 133 requires the Company to record all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or for forecasted transactions, deferred and recorded as a component of accumulated other comprehensive income until the hedged transactions occur and are recognized in earnings. The Company purchases printheads from OYO Corporation (a Japanese corporation and the Company's ultimate parent) whereby such purchases are denominated in Japanese Yen. The Company routinely attempts to hedge its currency exposure on these purchases by entering into foreign currency forward contracts with a bank. The purpose of entering into these forward hedge contracts is to eliminate all variability of cash flows associated with foreign currency exposure risk on amounts payable in Japanese Yen. Because both the settlement dates and notional amounts on the forward contracts are always identical to the settlement dates and payable balances, respectively, the Company considers such forward contracts to be highly effective in that they eliminate all variability of cash flows on payables denominated in Yen. Under SFAS No. 133 and related interpretations, the Company's forward contracts with the bank are considered derivatives. SFAS No. 133, which is effective for the Company's fiscal year 2001, requires that the Company record these foreign currency forward contracts on the balance sheet and mark them to fair value at each reporting date.

  In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment; reviews may be more frequent if impairment is indicated. Intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives; however, no maximum life applies. The Company will be required to adopt SFAS 142 effective October 1, 2002. The Company is currently evaluating the effect that adoption of the provisions of SFAS 142 will have on its results of operations and financial position. The total amount of goodwill, net of amortization, at June 30, 2001 was $2.0 million.

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.   EARNINGS PER COMMON SHARE

  The following table summarizes the calculation of net earnings and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings per share:

                                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                                  ------------------------------   ------------------------------
                                                  JUNE 30, 2001   JUNE 30, 2000    JUNE 30, 2001   JUNE 30, 2000
                                                  -------------   --------------   -------------   --------------
  Net earnings (loss) available to common
    stockholders (in thousands)................      $      628      $   (1,622)      $    1,456      $     (794)
                                                     ==========      ==========       ==========      ==========

  Weighted average common shares outstanding...       5,499,980       5,440,791        5,482,578       5,427,793
  Weighted average common share equivalents
    outstanding................................         139,277              --          127,606              --
                                                     ----------      ----------       ----------      ----------
  Weighted average common shares and common
     share equivalents outstanding.............       5,639,257       5,540,791        5,610,184       5,427,793
                                                     ==========      ==========       ==========      ==========

  Basic earnings (loss) per common share.......      $     0.11      $    (0.30)      $     0.27      $    (0.15)
                                                     ==========      ==========       ==========      ==========

  Diluted earnings (loss) per common share.....      $     0.11      $    (0.30)      $     0.26      $    (0.15)
                                                     ==========      ==========       ==========      ==========

3.  COMPREHENSIVE INCOME

  Comprehensive income includes all changes in a company's equity, except those resulting from investments by and distributions to owners. The following table summarizes the components of comprehensive income (in thousands):

                                                                       THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                               -----------------------------------   -------------------------------
                                                                 JUNE 30, 2001      JUNE 30, 2000    JUNE 30, 2001    JUNE 30, 2000
                                                               ------------------   --------------   --------------   --------------
 Net income (loss)..........................................             $628            $(1,622)          $1,456            $(794)

 Foreign currency translation adjustments...................              157               (129)             (93)            (128)
                                                                      --------           -------          -------        ---------

 Total comprehensive income (loss)..........................              $785           $(1,751)          $1,363            $(922)
                                                                      ========           =======          =======        =========

4.   TRADE ACCOUNTS AND NOTES RECEIVABLE

  Trade accounts and notes receivable consisted of the following (in thousands):

                                                              JUNE 30, 2001   SEPTEMBER 30, 2000
                                                              -------------   ------------------
   Trade accounts receivable................................     $11,347           $8,187
   Trade notes receivable...................................       1,599              675
   Allowance for doubtful accounts and notes................        (617)            (353)
                                                                 -------           ------

                                                                 $12,329           $8,509
                                                                 =======           ======

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


5.   INVENTORIES

  Inventories consisted of the following (in thousands):

                                                                              JUNE 30, 2001      SEPTEMBER 30, 2000
                                                                            ------------------   ------------------
  Finished goods.........................................................          $ 4,718              $ 2,900
  Work in process........................................................            3,275                2,708
  Raw materials..........................................................           19,366               16,487
                                                                                   -------              -------

                                                                                   $27,359              $22,095
                                                                                   =======              =======

6.   ACCRUED EXPENSES AND OTHER

 Accrued expenses and other consisted of the following (in thousands):

                                                                              JUNE 30, 2001      SEPTEMBER 30, 2000
                                                                            ------------------   ------------------
  Accrued expenses.......................................................          $ 3,635              $ 2,679
  Deferred revenue.......................................................            4,859                   --
                                                                                   -------              -------

                                                                                   $ 8,494              $ 2,679
                                                                                   =======              =======

7.   ACQUISITION

  On February 8, 2001, the Company acquired the operating assets and business of EcoPRO Imaging Corporation ("EcoPRO"). Furthermore, the Company entered into a three-year global thermal film and distribution alliance with Labelon Corporation, the prior owner of EcoPRO.

  The allocation of the purchase price for EcoPRO and a reconciliation of the purchase price to cash used for the business acquisition is as follows (in thousands):

       Accounts receivable............    $  408
       Inventories....................        93
       Deferred purchasing benefits...     1,640
       Accounts payable...............      (216)
                                          ------

       Cash paid for acquisition......    $1,925
                                          ======

8.   SEGMENT AND GEOGRAPHIC INFORMATION

  The acquisition of EcoPRO in February 2001 expanded the Company's worldwide distribution of products for the commercial graphics industry. As a result, the Company has begun reporting information for two segments: Seismic and Commercial Graphics. In April 2001, the Company announced a reorganization of its European subsidiary; thereby shifting the marketing emphasis from its seismic products to the growing success of its commercial graphics products. As a result, the Company now includes this subsidiary within its Commercial Graphics segment. The Commercial Graphics segment primarily sells products for the commercial graphics industry; however, it also has some minor sales of seismic products.

  The seismic product lines currently consist of geophones and hydrophones, including multi-component geophones and hydrophones, seismic leader wire, geophone string connectors, seismic telemetry cable, high definition reservoir characterization products and services, marine seismic cable retrieval devices and small data acquisition systems targeted at niche markets. Commercial graphic products include thermal imaging products and dry film. The following tables summarize the Company's segment information:

                                             THREE MONTHS ENDED                   NINE MONTHS ENDED
                                    ------------------------------------   -------------------------------
                                    JUNE 30, 2001       JUNE 30, 2000      JUNE 30, 2001    JUNE 30, 2000
                                    --------------   -------------------   --------------   --------------
Net sales:
    Seismic......................         $12,169               $10,029          $37,568          $29,531
    Commercial Graphics..........           3,641                 2,906           10,137           11,162
                                          -------               -------          -------          -------

    Total........................         $15,810               $12,935          $47,705          $40,693
                                          =======               =======          =======          =======

Income (loss) from operations:
    Seismic......................         $ 1,606               $(1,347)         $ 4,845          $    18
    Commercial Graphics..........              (1)                  (66)            (112)           1,202
    Corporate....................            (904)                 (870)          (2,808)          (2,429)
                                          -------               -------          -------          -------

    Total........................         $   701               $(2,283)         $ 1,925          $(1,209)
                                          =======               =======          =======          =======


                                    JUNE 30, 2001    SEPTEMBER 30, 2000
                                    -------------    ------------------
Total assets:
     Seismic.....................         $55,976               $44,644
     Commercial Graphics.........          11,320                11,820
     Corporate...................           4,629                 8,644
                                          -------               -------

                                          $71,925               $65,108
                                          =======               =======

9.   LINE OF CREDIT

  In February 2001, the Company obtained from Southwest Bank of Texas (the "Bank") a $10.0 million working capital line of credit (the "Credit Agreement") that expires in February 2002. Borrowings under the Credit Agreement are subject to borrowing base restrictions based on (i) consolidated net income plus consolidated interest expense, income taxes, depreciation and amortization and
(ii) levels of eligible accounts receivable and inventories. Borrowings under the Credit Agreement are collateralized by accounts receivable and inventory. The Credit Agreement limits additional indebtedness, requires the maintenance of certain financial amounts and contains other covenants customary in agreements of this type. As of June 30, 2001 there were borrowings of $0.2 million outstanding under the Credit Agreement, and the borrowing base under the Credit Agreement was $9.0 million.

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

  Marine seismic data acquisition is conducted primarily by large ocean-going vessels that tow long seismic cables known as "streamers". Usually, the energy source in marine seismic data acquisition is an airgun, and the reflected seismic waves are received and measured by hydrophones, which are attached to the streamers. The streamers then transmit the electrical impulses back to the vessel via telemetric cable included within the streamers, and the seismic data is then processed in much the same manner as it is for land data.

  It is estimated that one-to two-thirds of the reserves associated with every discovery will be left behind in the reservoir, not able to be recovered economically or at times even identified. Reservoir characterization and management programs, in which the reservoir is carefully imaged and monitored throughout the life of the field, are now seen as a vital tool for improving rates of return. Surveys repeated in time showing dynamic changes within the reservoir can be used to monitor the effects of production. We are developing and marketing a suite of borehole and deepwater reservoir characterization products and services targeted at this market.

  We expect to incur significant future research and development expenditures aimed at the development of additional seismic acquisition products and services used for high definition reservoir characterization for use in both land and marine environments.

  Orders for our products have always had the potential to vary substantially from quarter to quarter, with variations in timing impacting our operating results and cash flow, manufacturing capability and expense levels in any given quarter. Reservoir characterization projects, especially deepwater projects, contemplate more equipment over a greater period of time than is typically associated with conventional surface seismic systems. Revenue and expense recognition in accordance with generally accepted accounting principles for these large-scale projects has the potential to produce strong fluctuations in quarterly performance.

Commercial Graphics

  Our commercial graphics business segment developed over time as we leveraged our thermal imaging product technology, originally designed for seismic data processing applications, into new markets. With minor product modifications, we were successful in adapting these products for use in the commercial graphics industry. We recently expanded this segment by acquiring a thermal film distribution business and by reorganizing the marketing focus of our European subsidiary. Our commercial graphics segment manufactures and sells thermal imaging products and dry film primarily to the screen print, point of sale, signage and textile market sectors.

Results of Operations

  In February 2001, we acquired the operating assets and business of EcoPRO Imaging Corporation ("EcoPRO"). This acquisition expanded our worldwide
distribution of products for the commercial graphics industry.   As a result of
the EcoPRO acquisition, we are reporting information for two segments: Seismic and Commercial Graphics.

 Summary financial data by business segment follows:

                                     THREE MONTHS ENDED                 NINE MONTHS ENDED
                               -------------------------------   -------------------------------
                               JUNE 30, 2001    JUNE 30, 2000    JUNE 30, 2001    JUNE 30, 2000
                               --------------   --------------   --------------   --------------
SEISMIC
  Revenue...................         $12,169          $10,029          $37,568          $29,531
  Operating income (loss)...           1,606           (1,347)           4,845               18

COMMERCIAL GRAPHICS
  Revenue...................           3,641            2,906           10,137           11,162
  Operating income (loss)...              (1)             (66)            (112)           1,202

CORPORATE
  Revenue...................              --               --               --               --
  Operating income (loss)...            (904)            (870)          (2,808)          (2,429)

CONSOLIDATED TOTALS
  Revenue...................          15,810           12,935           47,705           40,693
  Operating income (loss)...             701           (2,283)           1,925           (1,209)

OVERVIEW

Fiscal Year 2001 Compared to Fiscal Year 2000.

  Consolidated sales for the three months and nine months ended June 30, 2001 increased $2.9 million, or 22.2%, and $7.0 million, or 17.2%, respectively, from the corresponding periods of the prior fiscal year. The increase in sales was due to an increase in demand for our seismic products as well as additional commercial graphics product sales resulting from the EcoPRO acquisition.

  Consolidated gross profits for the three months and nine months ended June 30, 2001 increased by $3.5 million, or 168.9%, and $5.1 million, or 47.3%, respectively, from the corresponding periods of the prior year. The higher gross profits were realized from both our seismic and commercial graphics business segments. Compared to the prior year periods, gross profits have improved primarily because the prior year periods reflect the impact of a highly competitive bid on a large land-based seismic equipment order. Furthermore, current year sales contain a higher mix of marine-based seismic products, which historically have higher gross profit margins.

  Consolidated operating expenses for the three months and nine months ended June 30, 2001 increased $0.5 million, or 12.3%, and $2.0 million, or 16.6%, respectively, from the corresponding periods of the prior fiscal year.

The increase primarily resulted from increased costs associated with new personnel, sales and marketing efforts, information technology upgrades and costs associated with the EcoPRO acquisition.

  Our effective tax rate for the three months ended June 30, 2001 was 1.6% compared to a benefit of 33.1% for the three months ended June 30, 2000. The effective tax rate for the nine months ended June 30, 2001 was 18.4% compared to a benefit of 37.3% for the corresponding period of the prior fiscal year. The tax rates of the current year periods each include a tax benefit of $0.2 million due to the resolution of contingent tax matters as well as other adjustments relating to prior years. Excluding these benefits, our effective tax rate would be 33.2% and 30.0% for the three and nine months ended June 30, 2001, respectively.

SEISMIC

  Our seismic product lines currently consist of geophones and hydrophones, including multi-component geophones and hydrophones, seismic leader wire, geophone string connectors, seismic telemetry cable, high definition reservoir characterization products and services, marine seismic cable retrieval devices and small data acquisition systems targeted at niche markets.

Revenue

  Sales of our seismic products for the three months and nine months ended June 30, 2001 increased $2.1 million, or 21.3%, and $8.0 million, or 27.2%, respectively, from the corresponding periods of the prior year. The increases in seismic product sales primarily resulted from the increase in sales of both our land-based and marine-based products due to increasing worldwide oil and gas exploration activities.

Operating Income

  Operating income for the three months and nine months ended June 30, 2001 increased $3.0 million and $4.8 million, respectively from the corresponding periods of the prior year. The increase in operating income primarily resulted from increased gross profits associated with increased sales. During the comparable period of the prior year, a highly competitive bid on a large land-based seismic equipment order resulted in lower gross profits. The improved gross profits were partially offset by higher selling, general and administrative expenses.

COMMERCIAL GRAPHICS

  Our commercial graphics products include thermal imaging equipment capable of producing data images ranging in size from 12 to 54 inches wide. In addition, we also distribute dry thermal film and related products to our customers.

Revenue

  Sales of our commercial graphics products for the three months ended June 30, 2001 increased $0.7 million, or 25.3% from the corresponding period of the prior year. Such increase is primarily due to increased dry thermal film sales resulting from the EcoPRO acquisition. Sales of our commercial graphics products for the nine months ended June 30, 2001 decreased $1.0 million, or 9.2%, from the corresponding period of the prior year. The decrease in sales is primarily a result of a decline in thermal imaging equipment sales, although these sales were partially offset by increased sales of our dry thermal film products resulting from the EcoPRO acquisition.

Operating Income (Loss)

  The operating loss for the three months ended June 30, 2001 decreased by $65,000, or 98.5%, from the corresponding period of the prior year primarily due to increased film sales as a result of the EcoPRO acquisition. Operating income for the nine months ended June 30, 2001, decreased $1.3 million, or 109.3%, from the corresponding period of the prior year. The decrease in operating income primarily resulted from a decline in thermal imaging equipment sales.

LIQUIDITY AND CAPITAL RESOURCES

  At June 30, 2001, we had $1.5 million in cash and cash equivalents. For the nine months ended June 30, 2001, we generated approximately $2.3 million of cash in operating activities principally resulting from our net income adjusted for noncash expenses, an increase of $4.9 million in deferred revenue from a deepwater seabed seismic array project offset by increases in accounts receivable and inventories, of which approximately $5.8 million represents new inventory associated with a project to develop a deepwater seabed seismic array.

  For the nine months ended June 30, 2001, we used approximately $5.0 million of cash in investing activities, primarily related to capital expenditures and the EcoPRO acquisition. We estimate that our capital expenditures in fiscal 2001 will be approximately $5.0 million, which we expect to fund through operating cash flows and borrowings under our credit facility.

  For the nine months ended June 30, 2001, we generated approximately $0.4 million of cash from financing activities primarily resulting from the proceeds received for the exercise of stock options.

  In February 2001, we obtained from Southwest Bank of Texas (the "Bank") a $10.0 million working capital line of credit (the "Credit Agreement") that expires in February 2002. Borrowings under the Credit Agreement are subject to borrowing base restrictions based on (i) consolidated net income plus consolidated interest expense, income taxes, depreciation and amortization and
(ii) levels of eligible accounts receivable and inventories. Borrowings under the Credit Agreement are collateralized by accounts receivable and inventory. The Credit Agreement limits additional indebtedness, requires the maintenance of certain financial amounts and contains other covenants customary in agreements of this type. As of June 30, 2001 there were borrowings of $0.2 million outstanding under the Credit Agreement, and the borrowing base under the Credit Agreement was $9.0 million.

  We believe that the combination of existing cash reserves, cash flows from operations and borrowing availability under our existing credit facility should provide us sufficient capital resources and liquidity to fund our planned operations through fiscal 2001.

FORWARD LOOKING STATEMENTS AND RISKS

  This Form 10-Q includes "forward-looking" statements which are subject to the "safe harbor" provisions of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included herein, including statements about potential future products and markets, our future financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. Although we believe the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct, and actual results may differ materially from such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations are disclosed below and in our Annual Report on Form 10-K for the year ended September 30, 2000 under the heading "Forward-Looking Statements and Risks", which is hereby incorporated herein by reference. Further, all written and verbal forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.

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

Our Customer Financing Results in Credit Risks to Us.

  We have found it necessary from time to time to extend long-term trade credit to our customers through accounts and notes receivable. As a result, we are subject to the credit risks of nonpayment or late payment. Given current industry conditions, some of our customers may experience liquidity difficulties, which increases those credit risks. We cannot assure you that sufficient aggregate amounts of uncollectible receivables and bad debt charges will not have a material adverse effect on our future results of operations.

  At June 30, 2001, our bad debt allowance was $0.6 million. We systematically adjust this allowance each month to reflect the estimated credit risk associated with our trade accounts and notes receivable. We base this adjustment on the level of past due accounts and notes receivable, customer creditworthiness, past payment history, access to underlying collateral and other factors. Although we believe this allowance is a fair representation of the credit risk with respect to our outstanding receivables, we cannot assure you that this allowance will be adequate to cover every potential bad debt exposure.

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  No exhibits are filed with this Quarterly Report.


(b) The Company did not file any reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        OYO GEOSPACE CORPORATION



Date:  August 6, 2001                   By: /s/ Gary D. Owens
                                           -------------------------------------
                                           Gary D. Owens, Chairman of the Board
                                           President and Chief Executive Officer
                                                  (duly authorized officer)




Date:  August 6, 2001                   By: /s/ Thomas T. McEntire
                                           -------------------------------------
                                                Thomas T. McEntire
                                              Chief Financial Officer
                                           (principal financial officer)