Form 10-K405
period 2001-09-30
OYO GEOSPACE CORP
filed 2001-12-17
CIK 1001115

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

                               -----------------

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the Fiscal Year Ended September 30, 2001

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                       Commission file number 001-13601

                               -----------------

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

                                Yes [X]  No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   There were 5,538,380 shares of the Registrant's Common Stock outstanding as of the close of business on December 12, 2001. The aggregate market value of the Registrant's Common Stock held by non-affiliates was approximately $26 million (based upon the closing price of $10.80 on December 7, 2001, as reported by the NASDAQ Stock Market, Inc.).

                               -----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the definitive proxy statement for the Registrant's 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I

Item 1. Business

Company Overview

   We design and manufacture instruments and equipment used in the acquisition and processing of seismic data. We have been in the seismic instrument and equipment business since 1980, marketing our products primarily to the oil and gas industry worldwide. We also design and manufacture thermal imaging equipment and distribute dry thermal film products to the commercial graphics industry. We have been serving the commercial graphics industry since 1995.

   In February 2001, OYO Geospace Corporation (the "Company") acquired the operating assets and business of EcoPRO Imaging Corporation ("EcoPRO") from Labelon Corporation ("Labelon"). This acquisition expanded our worldwide distribution of products to the commercial graphics industry. As a result of this expansion, we are reporting information for two segments: Seismic and Commercial Graphics.

  Seismic Industry

   Geoscientists use seismic data to map potential or existing oil and gas bearing formations and the geologic structures that surround them. Seismic data is used primarily in connection with the exploration, development and production of oil and gas.

   Seismic data acquisition is conducted on land by combining a seismic energy source and a data recording system. The energy source imparts seismic waves into the earth, reflections of which are received and measured by geophones and hydrophones. Electrical signals generated by the geophones and hydrophones are simultaneously transmitted through leader wire, geophone and hydrophone string connectors and telemetric cable to data collection units, which store information for processing and analysis. Seismic thermal imaging products are output devices used in the field or office to create a graphic representation of the seismic data after it has been acquired.

   Marine seismic data acquisition is conducted primarily by large ocean-going vessels that tow long seismic cables known as "streamers". Usually, the energy source in marine seismic data acquisition is an airgun, and the reflected seismic waves are received and measured by hydrophones, which are an integral part of the streamers. The streamers simultaneously transmit the electrical impulses back to the vessel via telemetric cable included within the streamers, and the seismic data is recorded in much the same manner as it is on land.

   An estimated one to two-thirds of the reserves found with every oil and gas discovery will be left behind in the reservoir, not recoverable economically or at times even identified. Reservoir characterization and management programs, in which the reservoir is carefully imaged and monitored throughout the life of the field by seismic instruments and equipment, are now seen as vital tools for improving production recovery rates. Seismic surveys repeated over selected time intervals show dynamic changes within the reservoir and can be used to monitor the effects of production.

   While orders for our products can vary substantially from quarter to quarter, reservoir characterization projects, especially deepwater projects, require the use of more equipment over a longer period of time than required by conventional surface seismic systems. Revenue recognition in accordance with generally accepted accounting principles for these large-scale projects has the potential to result in substantial fluctuations in quarterly performance. These variations will impact our operating results and cash flow, manufacturing capability and expense levels in any given quarter.

   The seismic industry suffered a substantial downturn in fiscal year 1999, which adversely impacted our operations in fiscal year 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

  Commercial Graphics Industry

   We developed our commercial graphics business segment over time as we leveraged our thermal imaging product technology, originally designed for seismic data processing applications, into new markets. With minor product modifications, we were successful in adapting these products for use in the commercial graphics industry.

   Our commercial graphics business segment manufactures and sells thermal imaging equipment and distributes dry thermal film primarily to the screen print, point of sale, signage and textile market sectors. Our thermal imaging equipment is capable of producing data images ranging in size from 12 to 54 inches wide. This business segment has some sales to customers in the seismic industry.

   We recently expanded this segment by acquiring EcoPRO, a dry thermal film distribution business, and by altering the marketing focus of our European subsidiary. The growth and expansion of our commercial graphics business has caused us to begin reporting this segment separately.

  International Business Development Initiative

   Effective November 8, 2001, we restructured our participation in a Russian joint venture formed more than ten years ago with Geophyspribor Ufa Production Association, Bank Vostock and Chori Co., Ltd. As part of the restructuring, we increased our equity ownership in the joint venture from 44% to 85%. The future operating results of the reorganized entity, now known as OYO-GEO Impulse International LLC ("OYO-Geo Impulse"), will be consolidated with those of the Company. Geophyspribor Ufa Production Association and Chori Co., Ltd. will continue as minority shareholders of the restructured entity.

   In exchange for the additional equity ownership, we forgave a debt of $1.2 million owed to us by OYO-GEO Impulse. At the time of the restructuring, our basis in the receivable and related equity investment were $0 as such items were written-off in 1994.

   Based in Ufa, Bashkortostan, Russia, OYO-GEO Impulse has been in operation since 1990 manufacturing sensors for the Russian seismic marketplace. Its recent annual revenues are in excess of $3.0 million. OYO-GEO Impulse owns a facility in Ufa containing 41,000 square feet and employs approximately 285 people. Our seismic manufacturing subsidiary in Houston will oversee an expansion of OYO-GEO Impulse's operations to produce international-standard sensors and additional products that will broaden its market scope.

Products and Product Development

  Seismic Products

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

   Our products used in marine seismic data acquisition include our patented marine seismic cable retrieval devices. Occasionally, streamers are severed and become disconnected from the vessel as a result of inclement weather, vessel traffic or human or technological error. Our seismic cable retrieval devices, which are attached to the streamers, contain air bags that are designed to inflate automatically at a given depth, bringing the severed cable to the surface. This can save the seismic contractor significant time and money over the alternative of losing the seismic cable. We are also developing seismic streamer "birds", which are rudderlike or finlike devices that attach to the streamer which help maintain the streamer at a certain desired depth as it is towed through the water.

   Recent product developments include the HDSeis(TM), a suite of borehole and reservoir characterization products and services. Our HDSeis(TM) System is a high definition seismic data acquisition system with flexible architecture that can be configured as a borehole seismic system or as a subsurface system for land or marine reservoir-monitoring projects.

   The scalable architecture of the HDSeis(TM) System enables custom designed system configuration for applications ranging from low-channel engineering and environmental-scale surveys requiring a minimum number of recording channels to high-channel surveys required to efficiently conduct permanent deepwater reservoir imaging and monitoring. Modular architecture allows virtually unlimited channel expansion with global positioning systems and fiber-optic synchronization. In addition, multi-system synchronization features make the HDSeis(TM) well suited for multi-well or multi-site acquisition, simultaneous surface and downhole acquisition and continuous reservoir monitoring projects.

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

   Reservoir characterization also requires high-bandwidth, high-resolution seismic data for engineering project planning and management. Seismic data acquired at reservoir level, through seismic sources and acoustic receivers within wellbores, has a bandwidth of several kilohertz, which is capable of yielding the requisite high-resolution images.

   We believe our HDSeis(TM) system and tools, designed for cost-effective deployment and lifetime performance, will make borehole and seabed seismic acquisition a cost effective, reliable resolution to the challenges of reservoir characterization and monitoring.

   Other new 3-D seismic product developments include introduction of an omnidirectional geophone for use in reservoir monitoring; a new compact marine three-component or four-component gimbaled sensor unit; as well as new special-purpose connectors, connector arrays and cases.

   We have received orders and indications from customers to deliver deepwater reservoir characterization systems. We expect to deliver this equipment during the spring and summer of 2002. We will not recognize revenue until the equipment is accepted by the customer. Pending completion of the projects, progress payments will be classified as deferred revenue and project costs will be recorded as work-in-progress inventory.

   We are also working to diversify our existing seismic product lines and adapt our manufacturing capabilities for uses in industries other than the oil and gas industry.

  Commercial Graphics Products

   We have adapted our thermal imaging technology, which we originally developed for the seismic industry, for commercial applications in the newsprint, silkscreen and corrugated printing industries. Our thermal imaging equipment is capable of producing data images ranging in size from 12 to 54 inches wide. We believe that our wide format thermal printers, which use dry thermal film technology developed in conjunction with a film manufacturer, are a cost-effective alternative to conventional equipment and imaging solutions.

   We expect to continue our research and development activities to expand the markets for our thermal imaging products and increase the image clarity of our thermal imaging equipment and dry thermal film.

Competition

   The principal competitors in our seismic business segment for geophones, hydrophones, geophone string connectors, leader wire and telemetry cable are Input/Output, Inc. and Mark Products, a division of Sercel. We believe that we are one of the world's largest manufacturers and distributors of these products. Furthermore, an entity in China manufactures an older model geophone having the same design and specifications as our GS-20 DX geophone. In addition to these competitors, certain manufacturers of marine streamers also manufacture hydrophones for their own use.

   We believe that the principal competitive factors in the seismic instruments and equipment market are technological superiority, product durability and reliability and customer service and support. Since price and product delivery are also important considerations for customers, pricing terms may become more significant during an industry downturn. These factors can be offset by a customer's preference for standardization. In general, particular customers prefer to standardize geophones and hydrophones, particularly if they are used by a single seismic crew or multiple crews that can support each other. This makes it more difficult for a geophone or hydrophone manufacturer to gain market share from other such manufacturers.

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

   Our primary competitors for downhole high definition seismic data acquisition services are Paulson Geophysical and Tomoseis.

   We believe that the primary competitors in our commercial graphics business segment are Ricoh, Xante, Gerber Scientific, iSys Group, Cypress Tech. and Atlantek Inc.

Suppliers

   A Japanese manufacturer unaffiliated with us is currently the only supplier of wide format thermal printheads that we use to manufacture our wide format thermal imager equipment. We often return significant quantities of these products to the manufacturer for repair, testing and quality assurance review. We believe we maintain an adequate inventory of these printheads to continue production for two to three months.

   A private corporation headquartered in New York is currently the primary supplier of dry thermal film used by our customers in the thermal imaging equipment we manufacture (the "Primary Film Supplier"). We also have a secondary supplier of dry thermal film headquartered in Europe. We know of no other supplier of dry thermal film for our thermal imaging equipment. While alternate suppliers might be able to provide dry thermal film, such film has not historically performed as well in our thermal imaging equipment.

   We are presently evaluating and working on an opportunity to loan up to approximately $2.0 million to our Primary Film Supplier. Such loan will be on a secured, second lien basis (behind its bank) for a term of up to three years. The proceeds of the loan are intended to be used by the Primary Film Supplier to fund its working capital needs, thereby enabling it to continue development and production, and its supply to us of dry thermal film for distribution to our customers. We have no assurance that the pending transaction with the Primary Film Supplier will close or that, if it does close, it will assure us a continued supply of dry thermal film for the foreseeable future.

   If the Japanese manufacturer were to discontinue supplying these printheads or was unable or unwilling to supply printheads in sufficient quantities to meet our requirements, or if our Primary Film Supplier was to discontinue supplying dry thermal film or was unable or unwilling to supply dry thermal film in sufficient quantities to meet our requirements, our ability to compete in the thermal imaging marketplace could be severely damaged, which could adversely affect our financial performance.

   We are not presently experiencing any significant supply or quality control problems with our suppliers. However, unforeseen problems, if they develop, could have a significant effect on our ability to meet future production and sales commitments.

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

Markets and Customers

   Our principal seismic customers are contractors and major independent and government-owned oil and gas companies that either operate their own seismic crews or specify seismic instrument and equipment preferences to contractors. Our commercial graphics customers primarily consist of specialized resellers that focus on the newsprint, silkscreen and corrugated box printing industries.

Intellectual Property

   We seek to protect our intellectual property by means of patents, trademarks, trade secrets and other measures. Although we do not consider any single patent essential to our success, we consider our patent regarding our marine seismic cable retrieval devices to be of significant value to us. This patent is scheduled to expire in 2012.

Research and Development

   We expect to incur significant future research and development expenditures aimed at the development of additional seismic data acquisition products and services used for high definition reservoir characterization in both land and marine environments.

   For an estimation of company sponsored research and development expenditures over the past five years, see Item 6, Selected Consolidated Financial Data, contained in Part II to this Report on Form 10-K.

Employees

   As of September 30, 2001, we employed approximately 512 people on a full-time basis, of which approximately 470 were employed in the United States. We have never experienced a work stoppage and consider our relationship with our employees to be satisfactory. None of our employees are unionized.

   For information as to the number of employees at the Ufa, Russia facility we operate through our subsidiary, OYO-Geo Impulse, see the section entitled "Business-Company Overview-International Business Development Initiative" in this Report on Form 10-K.

Financial Information by Geographic Area

   For a discussion of financial information by geographic area, see Note 17 to the Consolidated Financial Statements contained in this Report on Form 10-K.

Item 2. Properties

   As of September 30, 2001 our operations included the following locations:

                                        Approximate
         Location         Owned/Leased Square Footage            Use
 --------                 ------------ -------------- -------------------------
 Houston, Texas              Owned         78,000           Manufacturing
 Houston, Texas              Leased        58,000           Manufacturing
 Houston, Texas              Leased        36,000           Manufacturing
 Houston, Texas              Leased        34,000           Manufacturing
 Houston, Texas              Owned         18,000           Manufacturing
 Houston, Texas              Leased        7,000            Manufacturing
 Calgary, Alberta, Canada    Owned         21,000         Sales and service
 Luton, Bedfordshire,        Owned         8,000          Sales and service
   England
 Stafford, Texas             Owned         20,000     Headquarters and research
                                                            and development

   For information as to the Ufa, Russia facility we operate through our subsidiary, OYO-Geo Impulse, see the section entitled "Business-Company Overview-International Business Development Initiative" in this Report on Form 10-K.

   We believe that our facilities are adequate for our current and immediately projected needs.

Item 3. Legal Proceedings

   We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 4. Submission of Matters to Vote of Security Holders

   None.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

   Our common stock is traded on the Nasdaq National Market under the symbol "OYOG". On November 30, 2001, there were approximately 75 holders of record of our common stock.

   The following table presents the range of high and low bid quotations for our common stock during the two fiscal years ended September 30, 2001, as reported by The NASDAQ Stock Market, Inc.

                                                  Low    High
                                                 ------ ------
                  Year Ended September 30, 2001:
                     Fourth Quarter............. $12.30 $22.94
                  Third Quarter.................  19.75  25.75
                  Second Quarter................  20.88  25.75
                  First Quarter.................  17.00  24.00
                  Year Ended September 30, 2000:
                  Fourth Quarter................ $15.63 $25.00
                  Third Quarter.................  14.38  23.00
                  Second Quarter................  10.25  20.50
                  First Quarter.................  10.25  14.88

   Historically, we have not paid dividends, and we do not intend to pay cash dividends on our common stock in the foreseeable future. We presently intend to retain earnings for use in our business, with any future decision to pay cash dividends dependent upon our growth, profitability, financial condition and other factors the Board of Directors may deem relevant. Our existing line of credit also has covenants which materially limit our ability to pay dividends. For more complete discussion of our existing line of credit, see the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation--Liquidity and Capital Resources" contained in this Report on Form 10-K.

Item 6. Selected Consolidated Financial Data

   The following table sets forth certain selected historical financial data of the Company on a consolidated basis. The selected consolidated financial data was derived from our consolidated financial statements. The selected consolidated financial data should be read in conjunction with our consolidated financial statements appearing elsewhere in this Form 10-K.

                                                           Year Ended September 30,
                                        ------------------------------------------------------------
                                           2001        2000        1999        1998          1997
                                        ----------  ----------  ----------  ----------    ----------
                                              (in thousands, except share and per share amounts)
Statement of Operations Data:
Sales.................................. $   63,618  $   53,474  $   42,031  $   65,823    $   41,049
Cost of sales..........................     42,957      39,042      25,536      38,425        24,239
                                        ----------  ----------  ----------  ----------    ----------
Gross profit...........................     20,661      14,432      16,495      27,398        16,810
Operating expenses:....................
   Selling, general and administrative.     12,528      10,090       9,682      11,837(1)      3,856(1)
   Research and development............      6,277       6,146       6,246       5,621         2,392
                                        ----------  ----------  ----------  ----------    ----------
       Total operating expenses........     18,805      16,236      15,928      17,458         6,248
                                        ----------  ----------  ----------  ----------    ----------
Income (loss) from operations..........      1,856      (1,804)        567       9,940        10,562
Other income (expense), net............       (226)         41          84         326            63
                                        ----------  ----------  ----------  ----------    ----------
Income (loss) before income taxes......      1,630      (1,763)        651      10,266        10,625
Income tax expense (benefit)...........        292        (572)       (187)      3,592         4,003
                                        ----------  ----------  ----------  ----------    ----------
Net income (loss)...................... $    1,338  $   (1,191) $      838  $    6,674    $    6,622
                                        ==========  ==========  ==========  ==========    ==========
Basic earnings (loss) per share........ $     0.24  $    (0.22) $     0.16  $     1.32    $     1.66
                                        ==========  ==========  ==========  ==========    ==========
Diluted earnings (loss) per share...... $     0.24  $    (0.22) $     0.15  $     1.29    $     1.66
                                        ==========  ==========  ==========  ==========    ==========
Weighted average shares outstanding--
  Basic................................  5,489,251   5,431,901   5,384,530   5,072,262     4,000,000
Weighted average share outstanding--
  Diluted..............................  5,598,597   5,431,901   5,449,404   5,166,756     4,000,000
Other Financial Data:
Depreciation and amortization.......... $    4,444  $    4,014  $    4,319  $    2,803    $    1,470
Capital expenditures...................      4,909       6,004       3,656      11,953         6,396

                                         As of September 30,
                               ---------------------------------------
                                2001    2000    1999    1998    1997
                               ------- ------- ------- ------- -------
                                           (in thousands)
          Balance Sheet Data:
          Working capital..... $28,451 $28,888 $32,339 $26,850 $16,140
          Total assets........  73,088  65,108  63,419  63,288  35,078
          Short-term debt.....   1,033     198     169      38   1,500
          Long-term debt......   3,772   3,984   4,182     956      --
          Stockholders' equity  52,791  50,709  51,398  49,383  25,100

--------
(1) Includes $4.8 million in the fiscal year ended September 30, 1997, reflecting a recovery of losses on notes receivable from Grant Geophysical, Inc. that had been fully reserved in prior years. During the fiscal year ended September 30, 1998, we received $0.2 million of additional recoveries on trade accounts receivable with Grant Geophysical, Inc. that had been fully reserved in prior years.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following is management's discussion and analysis of the major elements of our consolidated financial statements. You should read this discussion and analysis together with our consolidated financial statements and accompanying notes and other detailed information appearing elsewhere in this Form 10-K. The discussion of our financial condition and results of operations includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on assumptions that we consider to be reasonable, but that could prove to be incorrect. For more information regarding our assumptions, you should refer to the section entitled "Forward-Looking Statements and Risks" contained in this Report on Form 10-K.

Industry Overview

   We design and manufacture instruments and equipment used in the acquisition and processing of seismic data. We have been in the seismic instrument and equipment business since 1980, marketing our products primarily to the oil and gas industry worldwide. We also design and manufacture thermal imaging equipment and distribute dry thermal film products to the commercial graphics industry. We have been serving the commercial graphics industry since 1995.

  Seismic

   Geoscientists use seismic data to map potential or existing oil and gas bearing formations and the geologic structures that surround them. Seismic data is used primarily in connection with the exploration, development and production of oil and gas.

   Seismic data acquisition is conducted on land by combining a seismic energy source and a data recording system. The energy source imparts seismic waves into the earth, reflections of which are received and measured by geophones and hydrophones. Electrical signals generated by the geophones and hydrophones are simultaneously transmitted through leader wire, geophone and hydrophone string connectors and telemetric cable to data collection units, which store information for processing and analysis. Seismic thermal imaging products are output devices used in the field or office to create a graphic representation of the seismic data after it has been acquired.

   Marine seismic data acquisition is conducted primarily by large ocean-going vessels that tow long seismic cables known as "streamers". Usually, the energy source in marine seismic data acquisition is an airgun, and the reflected seismic waves are received and measured by hydrophones, which are an integral part of the streamers. The streamers simultaneously transmit the electrical impulses back to the vessel via telemetric cable included within the streamers, and the seismic data is recorded in much the same manner as it is on land.

   An estimated one to two-thirds of the reserves found with every oil and gas discovery will be left behind in the reservoir, not recoverable economically or at times even identified. Reservoir characterization and management programs, in which the reservoir is carefully imaged and monitored throughout the life of the field, by seismic instruments and equipment, are now seen as vitals tool for improving production recovery rates. Seismic surveys repeated over selected time intervals show dynamic changes within the reservoir and can be used to monitor the effects of production.

   We expect to incur significant future research and development expenditures aimed at the development of additional seismic acquisition products and services used for high definition reservoir characterization for use in both land and marine environments.

   While orders for our products can vary substantially from quarter to quarter, reservoir characterization projects, especially deepwater projects, require the use of more equipment over a longer period of time than required by conventional surface seismic systems. Revenue recognition in accordance with generally accepted accounting principles for these large-scale projects has the potential to result in substantial fluctuations in quarterly performance. These variations will impact our operating results and cash flow, manufacturing capability and expense levels in any given quarter.

   We have received a large order and strong indications of interest for additional orders from customers to deliver deepwater reservoir characterization systems. Such orders and indications have a combined sales price of approximately $24 million. The scheduled delivery for these orders and indications is the spring and early summer of 2002. To date, these orders and indications have not been formalized into written definitive contracts. In the case of the large order, we have been operating on the assumption that our agreements are reflected in a letter of intent and numerous subsequent exchanges of communication, and we have received a substantial progress payment on the order. Because we have not formalized this order into a single, definitive written contract, we face the risk that any disputes arising out of the order will be resolved in a manner and with a reference to terms that we did not agree to and which are unfavorable to us. We are not aware of any disputes or the basis for any dispute at this time.

   Because of the scale and nature of these projects, there may be delays in their implementation and uncertainties about their final course. As a result, we are unable at present to predict the impact of such projects on our business and financial results and condition. We continue to believe, however, that our reservoir characterization systems, including the systems related to this matter, are important new technologies in our industry and will be important to our success in the future.

   At September 30, 2001, we have capitalized inventory work-in-process costs of $7.2 million in connection with these orders and indications. We have received a $4.9 million progress payment from the customer in connection with the large order, which payment is classified as deferred revenues on our balance sheet.

   The terms of the large order require the customer to make periodic cash payments to us during various phases of the project. Significant payments, which we expect to receive after installation of the system in the summer of 2002 are potentially refundable to the customer if the system significantly fails to perform its intended function. Generally accepted accounting principles require us to recognize revenues only upon the customer's acceptance of the system. As a result, if the system performs its intended function for the agreed-upon term, a significant amount of revenues from this order will be deferred to future accounting periods. If the system significantly fails to perform its intended function, however, we may forfeit the refundable cash payments specified above.

  Commercial Graphics

   We developed our commercial graphics business segment over time as we leveraged our thermal imaging product technology, originally designed for seismic data processing applications, into new markets. With minor product modifications, we were successful in adapting these products for use in the commercial graphics industry.

   Our commercial graphics business segment manufactures and sells thermal imaging products and distributes dry thermal film primarily to the screen print, point of sale, signage and textile market sectors. Our thermal imaging equipment is capable of producing data images ranging in size from 12 to 54 inches wide. This business segment has some sales to customers in the seismic industry.

   We recently expanded this segment by acquiring EcoPRO, a dry thermal film distribution business, and by altering the marketing focus of our European subsidiary.

Results of Operations

   In February 2001, we acquired the operating assets and business of EcoPRO from Labelon, a supplier of dry thermal film to the Company. This acquisition expanded our worldwide distribution of products to the commercial graphics industry. As a result of this expansion, we are reporting information for two segments: Seismic and Commercial Graphics.

   Summary financial data by business segment follows (in thousands):


                                              Years Ended
                               ----------------------------------------
                               September 30, September 30, September 30,
                                   2001          2000          1999
                               ------------- ------------- -------------
       Seismic
       Revenue................    $50,061       $39,161       $27,532
       Operating income.......      5,381           543         1,947
       Commercial Graphics
       Revenue................     13,557        14,313        14,499
       Operating income.......         27           770         1,684
       Corporate
       Revenue................         --            --            --
       Operating (loss).......     (3,552)       (3,117)       (3,064)
       Consolidated Totals
       Revenue................     63,618        53,474        42,031
       Operating income (loss)      1,856        (1,804)          567

Overview

  Fiscal Year 2001 Compared to Fiscal Year 2000.

   Consolidated sales for fiscal year 2001 increased $10.1 million, or 19.0% from fiscal year 2000. The increase in sales was primarily due to an increase in demand for our seismic products.

   Consolidated gross profits for fiscal year 2001 increased by $6.2 million, or 43.2% from fiscal year 2000. The higher gross profits were realized from both our seismic and commercial graphics business segments. Compared to the prior year period, gross profits improved primarily because the prior year period reflects the impact of a highly competitive bid on a large land-based seismic equipment order. Furthermore, current year sales contain a higher mix of marine-based seismic products, which historically have higher gross profit margins.

   Consolidated operating expenses for fiscal year 2001 increased $2.6 million, or 15.8% from fiscal year 2000. The increase primarily resulted from increased costs associated with new personnel, sales and marketing efforts, information technology upgrades and costs associated with the EcoPRO acquisition.

   Our effective tax rate for fiscal year 2001 was a provision of 17.9% compared to a benefit of 32.4% for fiscal year 2000. The tax rate of the current year includes a tax benefit of $0.2 million due to the resolution of contingent tax matters as well as other adjustments relating to prior years. Excluding these benefits, our effective tax rate would be a provision of 34.1% in fiscal year 2001.

  Fiscal Year 2000 Compared to Fiscal Year 1999.

   Consolidated sales for fiscal year 2000 increased $11.4 million, or 27.2% from fiscal year 1999, primarily as a result of increased demand for our land-based seismic products. This increase was partially offset by a decrease in sales of our marine-based seismic products.

   Consolidated gross profits for fiscal year 2000 decreased by $2.1 million, or 12.5% from fiscal year 1999. Compared to the prior year period, gross profits were lower primarily because the current year period reflects the impact of a highly competitive bid on a large land-based seismic equipment order combined with lower sales of our marine-based seismic products which historically have higher gross profit margins.

   Consolidated operating expenses for fiscal year 2000 increased $0.3 million, or 1.9% from the fiscal year 1999.

   Our effective tax rate for fiscal year 2000 was a benefit of 32.4% compared to benefit of 28.7% for fiscal year 1999. Excluding the impact of tax benefits, our effective tax rate would have been a provision of 19.0% in fiscal year 1999.

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

  Fiscal Year 2001 Compared to Fiscal Year 2000.

  Revenue

   Sales of our seismic products for fiscal year 2001 increased $10.9 million, or 27.8% from fiscal year 2000. The increases in seismic product sales primarily resulted from the increase in sales of both our land-based and marine-based products due to increasing worldwide oil and gas exploration activities.

  Operating Income

   Operating income for fiscal year 2001 increased $4.8 from fiscal year 2000. Operating income increased as a percentage of total sales to 10.7% in fiscal year 2001 from 1.4% in fiscal year 2000. The increase in operating income primarily resulted from increased gross profits associated with increased sales. During the comparable period of the prior year, a highly competitive bid on a large land-based seismic equipment order resulted in lower gross profits and operating income. The improved gross profits in fiscal year 2001 were partially offset by higher selling, general and administrative expenses.
  Fiscal Year 2000 Compared to Fiscal Year 1999.

  Revenue

   Sales of our seismic products for fiscal year 2000 increased $11.6 million, or 42.2% from fiscal year 1999. The increases in seismic product sales primarily resulted from the increase in sales of both our land-based and marine-based products due to increasing worldwide oil and gas exploration activities.

  Operating Income

   Operating income for fiscal year 2000 decreased $1.4 million, or 72.1% from fiscal year 1999. Operating income decreased as a percentage of total sales in fiscal year 2000 to 1.4% from 7.1% in fiscal year 1999. The decrease in operating income primarily resulted from a highly competitive bid on a large land-based seismic equipment order that resulted in lower gross profits.

Commercial Graphics

   Our commercial graphics business segment manufactures and sells thermal imaging equipment and distributes dry thermal film primarily to the screen print, point of sale, signage and textile market sectors. This business segment has some sales to customers in the seismic industry.

  Fiscal Year 2001 Compared to Fiscal Year 2000.

  Revenue

   Sales of our commercial graphics products for fiscal year 2001 decreased $0.8 million, or 5.3% from fiscal year 2000. The decrease in sales is primarily a result of a decline in thermal imaging equipment sales, although these sales were partially offset by increased sales of our dry thermal film products resulting from the EcoPRO acquisition.

  Operating Income

   Operating income for fiscal year 2001 decreased $0.7 million, or 96.5%, from fiscal year 2000. Operating income decreased as a percentage of total sales in fiscal year 2001 to 0.2% from 5.4% in fiscal year 2000. The decrease in operating income primarily resulted from a decline in thermal imaging equipment sales.

  Fiscal Year 2000 Compared to Fiscal Year 1999.

  Revenue

   Sales of our commercial graphics products for fiscal year 2000 decreased $0.2 million, or 1.3% from fiscal year 1999. The decrease in sales was due to a decline in thermal imaging equipment sales offset by an increase in sales of dry thermal film.

  Operating Income

   Operating income for fiscal year 2000 decreased $0.9 million, or 54.3% from fiscal year 1999. Operating income decreased as a percentage of total sales to 5.4% from 11.6% in fiscal year 1999. The decrease in operating income primarily resulted from a decline in thermal imaging equipment sales.

International Business Development, Acquisitions and Corporate Restructuring

   Effective November 8, 2001, we restructured our participation in a Russian joint venture formed more than ten years ago with Geophyspribor Ufa Production Association, Bank Vostock and Chori Co., Ltd. As part of the restructuring, we increased our equity ownership in the joint venture from 44% to 85%. The future operating results of the reorganized entity, now known as OYO-GEO Impulse, will be consolidated with those of the Company. Geophyspribor Ufa Production Association and Chori Co., Ltd. will continue as minority shareholders of the restructured entity.

   In exchange for the additional equity ownership, we forgave a debt of $1.2 million owed to us by OYO-GEO Impulse. At the time of the restructuring, our basis in the receivable and related equity investment were $0 as such items were written-off in 1994.

   Based in Ufa, Bashkortostan, Russia, OYO-GEO Impulse has been in operation since 1990 manufacturing sensors for the Russian seismic marketplace. Recent annual revenues are in excess of $3.0 million. OYO-GEO Impulse owns a facility in Ufa containing 41,000 square feet and employs approximately 285 people. Our seismic manufacturing subsidiary in Houston will oversee an expansion of OYO-GEO Impulse's operations to produce international-standard sensors and additional products that will broaden its market scope.

   In February 2001, we acquired the operating assets and business of EcoPRO from Labelon for $1.9 million of cash. The EcoPRO business distributes EcoPRO brand name thermal imagers and dry thermal film. The operations of EcoPRO have been combined with our existing commercial graphics operations and have enabled us to significantly reduce our costs associated with acquiring thermal plotters and film, thereby significantly increasing our income from our commercial graphics operations. The EcoPRO business contributed $1.6 million in sales and $0.6 million of operating income in fiscal year 2001.

   Effective with the beginning of fiscal year 2001, we changed the legal entity structure of our operating subsidiaries by converting them into limited liability companies and limited partnerships. We did not change the ultimate ownership structure of our operating subsidiaries, nor did we change the form of legal entity of OYO Geospace Corporation, which continues to be a Delaware corporation. We completed this entity restructuring as part of our overall strategy to minimize our income taxes.

   In June 1999, we merged the manufacturing facilities of our seismic equipment businesses. This restructuring allowed us to address our excess capacity issues in the down market by reducing our workforce. This restructuring, together with additional cost-saving measures, resulted in manufacturing and operating expense cost savings in the second half of fiscal year 1999 as compared to the same period in fiscal year 1998.

   On November 30, 1998, we acquired substantially all of the assets of LTI, Inc. and its Canadian subsidiary (together, "LTI") for approximately $1.8 million. In connection with that acquisition, we issued 55,659 shares of our common stock valued at $0.6 million and paid approximately $1.3 million of cash. The operations of LTI included the design and manufacture of land and marine seismic connectors, which we combined with our existing seismic manufacturing operations.

Liquidity and Capital Resources

   At September 30, 2001, we had approximately $0.9 million in cash and cash equivalents. For the fiscal year ended September 30, 2001, we generated approximately $2.6 million of cash and cash equivalents from operating activities, principally resulting from our net income, adjusted for non-cash expenses such as depreciation and amortization, and increases in accrued expenses and deferred revenue. These sources of cash were partially offset by increases in trade accounts and notes receivable, inventories and decreases in accounts payable.

   For the fiscal year ended September 30, 2001, we used approximately $6.5 million of cash and cash equivalents in investing activities, consisting of capital expenditures of approximately $4.9 million and business acquisitions of $1.9 million, offset by proceeds of $0.3 million from the sale of fixed assets. We estimate that our capital expenditures in fiscal fiscal 2002 will range between $6.0 to $8.0 million, which we expect to fund through operating cash flow and borrowings under our credit facility as needed.

   Financing activities for the fiscal year ended September 30, 2001 generated $1.0 of cash, reflecting $0.4 million received from the exercise of stock options and net borrowings of $0.8 million under the credit facility, offset by the repayment of long-term debt $0.2 million.

   At September 30, 2000, we had approximately $4.0 million in cash and cash equivalents. For the fiscal year ended September 30, 2000, we generated approximately $4.8 million of cash and cash equivalents from operating activities, principally resulting from our net income, adjusted for non-cash expenses such as depreciation and amortization, and increases in accounts payable. These sources of cash were partially offset by increases in trade accounts and notes receivable and prepaid expenses.

   For the fiscal year ended September 30, 2000, we used approximately $5.9 million of cash and cash equivalents in investing activities, consisting of capital expenditures of approximately $6.0 million, partially offset by approximately $0.1 million of proceeds from the sale of property and equipment.

   Financing activities for the fiscal year ended September 30, 2000 generated $24,000 of cash, reflecting $193,000 received from the exercise of stock options and borrowings of $1.4 million under a credit facility, offset by the repayment of long-term debt of $1.6 million.

   At September 30, 1999, we had $5.3 million in cash and cash equivalents. For the fiscal year ended September 30, 1999, we generated $3.0 million of cash and cash equivalents from operating activities, principally resulting from our net income, adjusted for non-cash expenses and decreases in accounts receivable. These sources of cash were partially offset by decreases in accounts payable and accrued expenses.

   For the fiscal year ended September 30, 1999, we used approximately $3.3 million of cash and cash equivalents in investing activities, consisting of capital expenditures of approximately $3.7 million and a business acquisition of approximately $1.3 million, partially offset by $1.6 million of proceeds from the sale of property and equipment.

   Financing activities for the fiscal year ended September 30, 1999 generated approximately $1.5 million of cash, principally resulting from a $3.5 million increase in long-term mortgage notes payable, offset by the repayment of long-term debt, principally the repayment of approximately $1.9 million of long-term debt assumed in connection with the LTI asset acquisition.

   We have a working capital line of credit pursuant to which we can borrow up to $10.0 million secured by our accounts receivable and inventory (the "Credit Agreement"). The Credit Agreement expires in February 2002. Borrowings under the Credit Agreement are subject to borrowing base restrictions based on (i) consolidated net income plus consolidated interest expense, income taxes, depreciation and amortization and (ii) levels of eligible accounts receivable and inventories. The Credit Agreement limits additional indebtedness, requires the maintenance of certain financial amounts and contains other covenants customary in agreements of this type. As of September 30, 2001 there were borrowings of $0.8 million outstanding under the Credit Agreement, and additional borrowings available under the Credit Agreement of $6.9 million. Subsequent to September 30, 2001, borrowings under the Credit Agreement have reached $8.0 million. Such additional borrowings resulted from the repayment of intercompany advances to foreign subsidiaries, issuance of trade notes receivable, the incurrence of costs to develop deepwater reservoir characterization systems, and the funding of general working capital needs. The borrowing interest rate at September 30, 2001 was 6.0%. We are seeking to extend the credit facility with our existing lender and expect to do so, but have no assurances that we will be able to do so.

   We are presently evaluating and working on an opportunity to loan up to approximately $2.0 million to our Primary Film Supplier. Such loan will be on a secured, second lien basis (behind its bank) for a term up to three years. The proceeds of the loan are intended to be used by our Primary Film Supplier to fund its working capital needs, thereby enabling it to continue the development and production, and its supply to us, of dry thermal film for distribution to our customers. We have no assurance that the pending transaction with the Primary Film Supplier will close or that, if it does close, it will assure us a continued supply of dry thermal film for the foreseeable future.

   We believe that the combination of existing cash reserves, cash flows from operations and borrowing availability under our existing credit facility or borrowing availability under a new credit facility, should provide us sufficient capital resources and liquidity to fund the pending loan to our Primary Film Supplier and our planned operations through fiscal year 2002. However, there can be no assurance that we will be able to successfully extend our existing credit facility or that such sources of capital will be sufficient to support our capital requirements in the long-term, and we may be required to issue additional debt or equity securities in the future to meet our capital requirements. There can be no assurance we would be able to issue additional equity or debt securities in the future on terms that are acceptable to the Company or at all.

Adoption of New Accounting Pronouncements

   Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), as amended by SFAS No. 137 and SFAS No. 138, was issued by the Financial Accounting Standards Board in June 1998. SFAS 133 requires us to record all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or for forecasted transactions, deferred and recorded as a component of accumulated other comprehensive income until the hedged transactions occur and are recognized in earnings. We purchase printheads from OYO Corporation whereby such purchases are denominated in Japanese Yen. We routinely attempt to hedge our currency exposure on these purchases by entering into foreign currency forward contracts with a bank. The purpose of entering into these forward hedge contracts is to eliminate variability of cash flows associated with foreign currency exposure risk on amounts payable in Japanese Yen. Under SFAS No. 133 and related interpretations, our forward contracts with the bank are considered derivatives. SFAS No. 133, which is effective for our fiscal year 2001, requires that we record these foreign currency forward contracts on the balance sheet and mark them to fair value at each reporting date. Resulting gains and losses are reflected in income and were not material for the fiscal year ended September 30, 2001.

Recent Accounting Pronouncements

   In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment; reviews may be more frequent if impairment is indicated. Intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives; however, no maximum life applies. We intend to adopt SFAS 142 effective October 1, 2002. The total amount of goodwill, net of amortization, at September 30, 2001 was $2.0 million. Goodwill amortization was $0.2 million for the fiscal year ended September 30, 2001.

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

   In particular, we have incurred substantial expenditures to develop our recently introduced HDSeis(TM) product line for borehole and reservoir characterization applications. For a discussion of particular factors and risks relating to projects in the reservoir characterization area, see the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Industry Overview" in this Report on Form 10-K. We cannot assure you that we will realize our expectations regarding market acceptance and revenues from these products and services.

  A Decline in Industry Conditions Could Affect our Projected Results.

   Any unexpected material changes in oil and gas prices or other market trends that would impact seismic exploration activity would likely affect the forward-looking information contained in this document. Our results for fiscal year 2000 were materially and adversely affected by the downturn in the industry that began in fiscal year 1999. Although our results for fiscal year 2001 showed an improvement over fiscal year 2000 due to increases in oil and gas prices, the oil and gas industry is extremely volatile and subject to change based on political and economic factors outside our control as evidenced by recent decreases in oil and gas prices.

   Our estimates as to future results and industry trends described in this document are based on assumptions regarding the future level of seismic exploration activity and its effect on the demand and pricing of our products and services. In analyzing the market and its impact on us, we have made the following assumptions for fiscal year 2002:

  . Oil and gas prices will, on average, be weaker than fiscal year 2001. As a result, seismic exploration activity will decrease.

  . Demand for seismic instruments and equipment will decline from fiscal year 2001 levels.

  . Demand for our new high definition reservoir characterization products and services will increase as those products and services become known to the industry and as the need for reservoir characterization technology increases.

  .  Deep-water marine seismic activity will remain constrained.

  . Demand for our products used in the commercial graphics industry will increase with continued market acceptance and new product introductions.

  . Pricing for many of our products will continue to be subject to pricing pressures due to seismic industry consolidations and competition as the seismic industry enters another economic downturn.

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

  Our Credit Risks Could Increase as our Customers Continue to Face Difficult Economic Circumstances.

   We believe and have assumed that our allowance for bad debts at September 30, 2001 is adequate in light of known circumstances. However, we cannot assure you that sufficient aggregate amounts of uncollectible receivables and bad debt write-offs will not have a material adverse effect on our future results of operations. Many of our customers have suffered from lower revenues and experienced liquidity challenges resulting from the economic difficulties throughout our industry. We have in the past incurred significant write-offs in our accounts receivable due to customer credit problems. We have found it necessary from time to time to extend trade credit to long-term customers and others where some risks of nonpayment or late payment exist. Given recent industry conditions, some of our customers have experienced a liquidity difficulty, which increases those credit risks. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources", "Business--Markets and Customers" and Notes 1 and 4 to the Consolidated Financial Statements contained in this Report on Form 10-K.

  Demand for Our Products is Volatile.

   Demand for our products depends primarily on the level of worldwide oil and gas exploration activity. That activity, in turn, depends primarily on prevailing oil and gas prices. Historically, the markets for oil and gas have been volatile, and those markets are likely to continue to be volatile. Oil and gas prices are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond our control. These factors include the level of consumer demand, weather conditions, domestic and foreign governmental regulations, price and availability of alternative fuels, political conditions in the Middle East and other significant oil-producing regions, foreign supply of oil and gas, price of foreign imports and overall economic conditions. Continued low demand for our products could materially and adversely affect our results of operations and liquidity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Industry Overview".

  We Have a Relatively Small Public Float, and Our Stock Price May be Volatile.

   We have approximately 2.4 million shares outstanding held by nonaffiliates. This small float results in a relatively illiquid market for our common stock. Our average daily trading volume during this past year has been around 5,000 shares. Our small float and daily trading volumes may result in greater volatility of our stock price.

  Our Industry is Characterized by Rapid Technological Evolution and Product Obsolescence.

   Our instruments and equipment are constantly undergoing rapid technological improvement. Our future success depends on our ability to continue to:

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

  We Operate in Highly Competitive Markets.

   The markets for our products are highly competitive. Many of our existing and potential competitors have substantially greater marketing, financial and technical resources than we do. Additionally, two competitors in our seismic business segment currently offer a broader range of instruments and equipment for sale and market this equipment as a "packaged" data acquisition system. We do not now offer for sale such a complete "packaged" data acquisition system. Further, certain of our competitors offer financing arrangements to customers on terms that we may not be able to match. In addition, new competitors may enter the market and competition could intensify.

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

  We Have a Limited Market.

   In our seismic business segment, we market our products to contractors and large, independent and government-owned oil and gas companies. We estimate that, based on published industry sources, fewer than 100 seismic contracting companies are currently operating worldwide (excluding those operating in Russia and the former Soviet Union, India, the People's Republic of China and certain Eastern European countries, where seismic data acquisition activity is difficult to verify). We estimate that fewer than ten seismic contractors are engaged in marine seismic exploration. In November 2001, two of our largest seismic customers (Petrolera-Geo Services ASA and Veritas DGC Inc.) announced plans to merge. Due to these market factors, a relatively small number of customers have accounted for most of our sales. The loss of a small number of these customers could materially and adversely impact our sales. See "Business--Markets and Customers".

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

  Our Foreign Marketing Efforts Face Additional Risks and Difficulties.

   Net sales outside the United States accounted for approximately 57% of our net sales during fiscal year 2001. See Note 17 to our financial statements. Additionally, our United States subsidiaries engage in significant export sales. Substantially all of our sales from the United States are made in U.S. dollars, but from time to time we may make sales in foreign currencies and may, therefore, be subject to foreign currency fluctuations on our sales. In addition, net assets reflected on the balance sheet of our Russian, Canadian and U.K. subsidiaries are subject to currency fluctuations. Significant foreign currency fluctuations could adversely impact our results of operations.

   Foreign sales are subject to special risks inherent in doing business outside of the United States, including the risk of war, terrorist activities, civil disturbances, embargo and government activities, all of which may disrupt markets. Foreign sales are also generally subject to the risk of compliance with additional laws, including tariff regulations and import and export restrictions. Sales in certain foreign countries require prior United States government approval in the form of an export license. We cannot assure you that we will not experience difficulties in connection with future foreign sales.

  We Rely on Key Suppliers for Significant Product Components.

   A Japanese manufacturer unaffiliated with us is currently the only supplier of wide format thermal printheads that we use to manufacture our wide format thermal imager equipment. We often return significant quantities of these products to the manufacturer for repair, testing and quality assurance review. We believe we maintain an adequate inventory of these printheads to continue production for two to three months.

   A private corporation headquartered in New York is currently the primary supplier of dry thermal film used by our customers in the thermal imaging equipment we manufacture. We also have a secondary supplier of dry thermal film headquartered in Europe. We know of no other supplier of dry thermal film for our thermal imaging equipment. While alternate suppliers might be able to provide dry thermal film, such film has not historically performed as well in our thermal imaging equipment.

   We are presently evaluating and working on an opportunity to loan up to approximately $2.0 million to our Primary Film Supplier. Such loan will be on a secured, second lien basis (behind its bank) for a term up to three years. The proceeds of the loan are intended to be used by the Primary Film Supplier to fund its working capital needs, thereby enabling it to continue the development and production, and its supply to us of dry thermal film for distribution to our customers. We have no assurance that the pending transaction with the Primary Film Supplier will close or that, if it does close, it will assure us a continued supply of dry thermal film for the foreseeable future.

   If the Japanese manufacturer were to discontinue supplying these printheads or was unable or unwilling to supply printheads in sufficient quantities to meet our requirements, or if our Primary Film Supplier was to discontinue supplying dry thermal film or was unable or unwilling to supply dry thermal film in sufficient quantities to meet our requirements, our ability to compete in the thermal imaging marketplace could be severely damaged, which could adversely affect our financial performance.

  We Are Subject to Control by a Principal Stockholder.

   OYO Corporation, a Japanese corporation, owns indirectly in the aggregate approximately 51.7% of our common stock. Accordingly, OYO Corporation, through its wholly owned subsidiary OYO Corporation U.S.A, is able to elect all of our directors and to control our management, operations and affairs. We currently have, and may continue to have, a variety of contractual relationships with OYO Corporation and its affiliates.

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

  Recent Terrorist Attacks on the U.S. Together With the Recent Downturn in the U.S. Economy May Adversely Affect our Business.

   While we are not yet able to evaluate fully the effect of the recent terrorist attacks on the U.S., which appear to have coincided with or contributed to a general downturn in the U.S. economy, both such matters could adversely affect our business in ways that we cannot yet identify. However, both may adversely affect the demand for oil and gas generally and therefore, the demand for our services to the oil and gas industry and related service industry. They could also affect adversely the demand for consumer products, which could in turn adversely affect our commercial graphics business. To the extent these factors adversely affect other seismic companies in the industry, we could see an oversupply of products and services and downward pressure on pricing for seismic products and services that would affect us adversely.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

   The following discussion of our exposure to various market risks contains "forward looking statements" that involve risks and uncertainties. These projected results have been prepared utilizing certain assumptions considered reasonable in light of information currently available to us. Nevertheless, because of the inherent unpredictability of foreign currency rates, as well as other factors, actual results could differ materially from those projected in this forward looking information. For a description of our significant accounting policies associated with these activities, see Note 1 to the Consolidated Financial Statements.

  Foreign Currency Exchange Rate Risk.

   We purchase printheads manufactured in Japan from OYO Corporation in Japanese Yen. We routinely attempt to hedge our currency exposure on these purchases by entering into foreign currency forward contracts with a bank. The purpose of entering into these forward hedge contracts is to eliminate all variability of cash flows associated with foreign currency exposure risk on amounts payable in Japanese Yen. Because both the settlement dates and notional amounts on the forward contracts are typically identical to the settlement dates and payable balances, respectively, we consider these forward contracts to be highly effective in that they eliminate variability of cash flows on payables denominated in Yen.

Item 8. Financial Statements and Supplementary Data

   Our consolidated financial statements, including the reports thereon, the notes thereto and supplementary data begin at page F-1 of this Form 10-K and are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 2002 Annual Meeting of Stockholders under the captions "Election of Directors", "Executive Officers and Compensation" and "Compliance With Section 16(A) of The Securities Exchange Act of 1934" and is incorporated herein by reference.

Item 11. Executive Compensation

   The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 2002 Annual Meeting of Stockholders under the caption "Executive Officers and Compensation" and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 2002 Annual Meeting of Stockholders under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

   The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 2002 Annual Meeting of Stockholders under the caption "Certain Relationships and Transactions" and is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a) Financial Statements and Financial Statement Schedules

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

   None.

(c) Exhibits

Exhibit
Number   Description of Documents
------   ------------------------

 3.1(a)  Restated Certificate of Incorporation of the Registrant.

 3.2(a)  Restated Bylaws of the Registrant.

10.1(a)  Employment Agreement dated as of August 1, 1997 between the Company and Gary D. Owens.

10.2(a)  Employment Agreement dated as of August 1, 1997 between the Company and Michael J. Sheen.

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

10.6(c)  OYO Geospace Corporation 1997 Non-Employee Director Plan.

10.7(a)  Printhead Purchase Agreement dated November 10, 1995 between the Company and OYO
         Corporation.

10.8(a)  Master Sales Agreement dated November 10, 1995 between the Company and OYO Corporation.

10.9(e)  Form of Director Indemnification Agreement.

10.10(b) Promissory Note, dated as of June 23, 1998, made by the Company payable to Ameritas Life
         Insurance Corp.

10.11(f) Asset Purchase Agreement, dated February 8, 2001, between the Company and EcoPRO Imaging
         Corporation.

10.12(f) Business Loan Agreement, dated February 16, 2001, made by and between the Company and
         Southwest Bank of Texas, N.A.

10.13(f) Promissory Note, dated February 16, 2001, made by and between the Company and Southwest Bank of Texas, N.A.

21.1     Subsidiaries of the Registrant.

23.1     Consent of Independent Accountants

--------
(a) Incorporated by reference to the Registrant's Registration Statement on Form S-1 filed September 30, 1997 (Registration No. 333-36727).
(b) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 (File No. 001-13601).
(c) Incorporated by reference to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 filed November 5, 1997 (Registration No. 333-36727).
(d) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended September 30, 1998 (File No. 001-13601).
(e) Incorporated by reference to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed November 18, 1997 (Registration No. 333-36727).
(f) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001 (File No. 001-13601).

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

                                                     December 12, 2001

   Pursuant to the requirements of the Securities Exchange Act, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                    Title                   Date
           ---------                    -----                   ----

       /S/ GARY D. OWENS    Chairman of the Board         December 12, 2001
    -----------------------  President and Chief
         Gary D. Owens       Executive Officer (Principal
                              Executive Officer)

    /S/ THOMAS T. MCENTIRE  Chief Financial Officer       December 12, 2001
    -----------------------  (Principal Financial and
      Thomas T. McEntire     Accounting Officer)

        /S/ SATORU OHYA     Director                      December 12, 2001
    -----------------------
          Satoru Ohya

    /S/ KATSUHIKO KOBAYASHI Director                      December 12, 2001
    -----------------------
      Katsuhiko Kobayashi

    /S/ ERNEST M. HALL, JR. Director                      December 12, 2001
    -----------------------
      Ernest M. Hall, Jr.

     /S/ MICHAEL J. SHEEN   Director                      December 12, 2001
    -----------------------
       Michael J. Sheen

      /S/ THOMAS L. DAVIS   Director                      December 12, 2001
    -----------------------
        Thomas L. Davis

     /S/ CHARLES H. STILL   Director                      December 12, 2001
    -----------------------
       Charles H. Still

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants..........................................................  F-2
Consolidated Balance Sheets as of September 30, 2001 and 2000..............................  F-3
Consolidated Statements of Operations for the Years Ended September 30, 2001, 2000 and 1999  F-4
Consolidated Statement of Stockholders' Equity for the Years Ended September 30, 2001, 2000
 and 1999..................................................................................  F-5
Consolidated Statements of Cash Flows for the Years Ended September 30, 2001, 2000 and 1999  F-6
Notes to Consolidated Financial Statements.................................................  F-7
Report of Independent Accountants on Financial Statement Schedule.......................... F-24
Schedule II--Valuation and Qualifying Accounts............................................. F-25

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of OYO Geospace Corporation

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity, and cash flows present fairly, in all material respects, the financial position of OYO Geospace Corporation and subsidiaries at September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                          /S/ PRICEWATERHOUSECOOPERS LLP

Houston, Texas
November 9, 2001

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                     (In thousands, except share amounts)

                                                                                        As of September 30,
                                                                                        ------------------
                                                                                          2001       2000
                                        ASSETS                                          -------    -------
Current assets:
   Cash and cash equivalents........................................................... $   882    $ 3,989
   Trade accounts and notes receivable, net of allowance of $470 and $353..............  11,539      8,509
   Inventories.........................................................................  28,737     22,095
   Deferred income tax.................................................................   1,152      1,320
   Prepaid expenses and other..........................................................   1,299      1,778
                                                                                        -------    -------
       Total current assets............................................................  43,609     37,691
Rental equipment, net..................................................................   2,075      1,846
Property, plant and equipment, net.....................................................  20,307     19,550
Patent, net of accumulated amortization of $979 and $716...............................   2,767      3,031
Goodwill, net of accumulated amortization of $756 and $590.............................   2,008      2,173
Deferred income tax....................................................................     340        675
Other assets...........................................................................   1,982        142
                                                                                        -------    -------
       Total assets.................................................................... $73,088    $65,108
                                                                                        =======    =======

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current maturities of long-term debt.............................. $ 1,033    $   198
   Accounts payable:...................................................................
     Trade.............................................................................   4,711      5,405
     Related parties...................................................................     273        289
   Accrued expenses and other..........................................................   4,047      2,679
   Deferred revenue....................................................................   4,859         --
   Income tax payable..................................................................     235        232
                                                                                        -------    -------
       Total current liabilities.......................................................  15,158      8,803
Long-term debt.........................................................................   3,772      3,984
Deferred income tax....................................................................   1,367      1,612
                                                                                        -------    -------
       Total liabilities...............................................................  20,297     14,399
                                                                                        -------    -------
Stockholders' equity:
   Preferred stock, 1,000,000 shares authorized, no shares issued and outstanding......      --         --
   Common stock, $.01 par value, 20,000,000 shares authorized, 5,538,580 and 5,512,713
     shares issued and oustanding......................................................      55         55
   Additional paid-in capital..........................................................  30,530     30,088
   Retained earnings...................................................................  23,213     21,875
   Accumulated other comprehensive loss................................................    (865)      (679)
   Unearned compensation-restricted stock awards.......................................    (142)      (630)
                                                                                        -------    -------
       Total stockholders' equity......................................................  52,791     50,709
                                                                                        -------    -------
       Total liabilities and stockholders' equity...................................... $73,088    $65,108
                                                                                        =======    =======

The accompanying notes are an integral part of the consolidated financial statements.

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              (In thousands, except share and per share amounts)

                                                      Year Ended September 30,
                                                 ----------------------------------
                                                    2001        2000        1999
                                                 ----------  ----------  ----------
Sales........................................... $   63,618  $   53,474  $   42,031
Cost of sales...................................     42,957      39,042      25,536
                                                 ----------  ----------  ----------
Gross profit....................................     20,661      14,432      16,495
Operating expenses:
   Selling, general and administrative expenses.     12,528      10,090       9,682
   Research and development expenses............      6,277       6,146       6,246
                                                 ----------  ----------  ----------
       Total operating expenses.................     18,805      16,236      15,928
                                                 ----------  ----------  ----------
Income (loss) from operations...................      1,856      (1,804)        567
                                                 ----------  ----------  ----------
Other income (expense):
   Interest expense.............................       (380)       (324)       (336)
   Interest income..............................        255         269         257
   Other, net...................................       (101)         96         163
                                                 ----------  ----------  ----------
       Total other income (expense), net........       (226)         41          84
                                                 ----------  ----------  ----------
Income (loss) before income taxes...............      1,630      (1,763)        651
Income tax expense (benefit)....................        292        (572)       (187)
                                                 ----------  ----------  ----------
Net income (loss)............................... $    1,338  $   (1,191) $      838
                                                 ==========  ==========  ==========
Earnings (loss) per common share:
   Basic........................................ $     0.24  $    (0.22) $     0.16
                                                 ==========  ==========  ==========
   Diluted...................................... $     0.24  $    (0.22) $     0.15
                                                 ==========  ==========  ==========
Weighted average shares outstanding:
   Basic........................................  5,489,251   5,431,901   5,384,530
                                                 ==========  ==========  ==========
   Diluted......................................  5,598,597   5,431,901   5,449,404
                                                 ==========  ==========  ==========



The accompanying notes are an integral part of the consolidated financial statements.

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

             For the years ended September 30, 2001, 2000 and 1999
                     (In thousands, except share amounts)



                                                                                   Accumulated    Unearned
                                              Common Stock    Additional              Other     Compensation-
                                            -----------------  Paid-In   Retained Comprehensive  Restricted
                                             Shares    Amount  Capital   Earnings Income (Loss) Stock Awards   Total
                                            ---------  ------ ---------- -------- ------------- ------------- -------
Balance at September 30, 1998.............. 5,439,030   $54    $29,280   $22,228      $(509)       $(1,670)   $49,383
Comprehensive income:......................
  Net income...............................        --    --         --       838         --             --        838
  Foreign currency translation Adjustments.        --    --         --        --         53             --         53
                                                                                                              -------
  Total comprehensive income...............                                                                       891
Issuance of common stock pursuant to
 restricted stock awards...................     3,000    --         24        --         --            (24)        --
Issuance of common stock pursuant to
 Director Plan.............................     3,670    --         25        --         --             --         25
Issuance of common stock in acquisition of
 business..................................    55,659     1        585        --         --             --        586
Unearned compensation Amortization.........        --    --         --        --         --            513        513
                                            ---------   ---    -------   -------      -----        -------    -------
Balance at September 30, 1999.............. 5,501,359    55     29,914    23,066       (456)        (1,181)    51,398
Comprehensive income:
  Net loss.................................        --    --         --    (1,191)        --             --     (1,191)
  Foreign currency translation Adjustments.        --    --         --        --       (223)            --       (223)
                                                                                                              -------
  Total comprehensive loss.................                                                                    (1,414)
Issuance of common stock pursuant to
 Director Plan.............................     1,654    --         25        --         --             --         25
Termination of restricted stock grants.....    (5,000)   --        (70)       --         --             70         --
Issuance of common stock pursuant to
 exercise of options.......................    14,700    --        219        --         --             --        219
Unearned compensation Amortization.........        --    --         --        --         --            481        481
                                            ---------   ---    -------   -------      -----        -------    -------
Balance at September 30, 2000.............. 5,512,713    55     30,088    21,875       (679)          (630)    50,709
Comprehensive income:
  Net income...............................        --    --         --     1,338         --             --      1,338
  Foreign currency translation Adjustments.        --    --         --        --       (186)            --       (186)
                                                                                                              -------
  Total comprehensive income...............                                                                     1,152
Issuance of common stock pursuant to
 restricted stock awards...................       500    --          8        --         --             (8)        --
Issuance of common stock pursuant to
 Director Plan.............................       992    --         25        --         --             --         25
Termination of restricted stock grants.....    (2,725)   --        (45)       --         --             45         --
Issuance of common stock pursuant to
 exercise of options.......................    27,100    --        454        --         --             --        454
Unearned compensation Amortization.........        --    --         --        --         --            451        451
                                            ---------   ---    -------   -------      -----        -------    -------
Balance at September 30, 2001.............. 5,538,580   $55    $30,530   $23,213      $(865)       $  (142)   $52,791
                                            =========   ===    =======   =======      =====        =======    =======

The accompanying notes are an integral part of the consolidated financial statements.

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In thousands)

                                                                                  Year Ended September 30,
                                                                                 --------------------------
                                                                                   2001     2000     1999
                                                                                 --------  -------  -------
Cash flows from operating activities:
   Net income (loss)............................................................ $  1,338  $(1,191) $   838
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Deferred income tax expense..............................................      258      281      368
       Depreciation, amortization and stock-based compensation..................    4,444    4,014    4,319
       (Gain) loss on disposal of property, plant and equipment.................       (1)      90     (125)
       Bad debt expense.........................................................      214      190      488
       Effects of changes in operating assets and liabilities:
          Trade accounts and notes receivable...................................   (3,217)    (929)   4,375
          Inventories...........................................................   (6,550)    (154)    (533)
          Prepaid expenses and other assets.....................................      478     (384)     251
          Accounts payable......................................................     (926)   2,902   (3,518)
          Accrued expenses and other............................................    6,227       97   (3,233)
          Income tax payable....................................................      346      (87)    (188)
                                                                                 --------  -------  -------
              Net cash provided by operating activities.........................    2,611    4,829    3,042
                                                                                 --------  -------  -------
Cash flows from investing activities:
   Proceeds from the sales of property, plant and equipment.....................      286       83    1,625
   Capital expenditures.........................................................   (4,909)  (6,004)  (3,656)
   Business acquisitions, net of cash acquired..................................   (1,925)      --   (1,259)
                                                                                 --------  -------  -------
              Net cash used in investing activities.............................   (6,548)  (5,921)  (3,290)
                                                                                 --------  -------  -------
Cash flows from financing activities:
   Increase in notes payable to banks...........................................   30,840    1,431    9,500
   Principal payments on notes payable to banks.................................  (30,217)  (1,600)  (8,036)
   Proceeds from exercise of stock options......................................      393      193       --
                                                                                 --------  -------  -------
              Net cash provided by financing activities.........................    1,016       24    1,464
                                                                                 --------  -------  -------
Effect of exchange rate changes on cash.........................................     (186)    (223)      94
                                                                                 --------  -------  -------
Increase (decrease) in cash and cash equivalents................................   (3,107)  (1,291)   1,310
Cash and cash equivalents, beginning of period..................................    3,989    5,280    3,970
                                                                                 --------  -------  -------
Cash and cash equivalents, end of period........................................ $    882  $ 3,989  $ 5,280
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

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (In thousands, except share and per share amounts)

1. Summary of Significant Accounting Policies:

  The Company

   OYO Geospace Corporation ("OYO") designs, manufactures and distributes instruments and equipment used primarily in the acquisition and processing of seismic data for the oil and gas industry. OYO also manufactures and distributes to distributors in the commercial graphics industry. As of September 30, 2001, OYO Corporation U.S.A. ("OYO USA" or "Parent") owned approximately 51.7% of OYO's common stock. OYO USA is a wholly owned subsidiary of OYO Corporation, a Japanese corporation ("OYO Japan").

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

  Concentrations of Credit Risk

   The Company maintains its cash in bank deposit accounts that, at times, exceed federally insured limits. Management believes that the financial strength of the financial institutions that hold such deposits minimizes the credit risk of such deposits.

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

  Inventories

   Inventories are stated at the lower of cost (as determined by the first-in, first-out method) or market. A single company is the sole supplier of a key component of the Company's wide-body thermal plotters. A single company is the primary supplier of dry thermal film used in the Company's thermal imagers.

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

  Property, Plant and Equipment and Rental Equipment

   Property, plant and equipment and rental equipment are stated at cost. Depreciation expense is provided by the straight-line method over the following estimated useful lives:

                               Years
-                              -----
Rental equipment..............  3-5
Property, plant and equipment:
   Machinery and equipment.... 3-15
   Buildings..................   25
   Other...................... 5-10

   Expenditures for renewals and betterments are capitalized. Repairs and maintenance are charged to expense as incurred. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and any gain or loss thereon is reflected in the statement of operations.

  Revenue Recognition

   Revenue is primarily derived from the sale, and short-term rental under operating lease, of seismic instruments and equipment. Revenue is recognized when the products are shipped and title and risk of loss have passed to the customer or when rentals occur. Short-term rentals comprised less than 10% of revenues for fiscal 2001, 2000 and 1999. Revenue from services is recognized when such services are rendered. The Company has embarked on a long-term project to develop a deepwater seabed seismic array. The Company recognizes revenue when such long-term projects are completed and placed in-service; therefore, progress payments are classified as deferred revenue.

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

  Income Taxes

   The Company follows the liability method of accounting for income taxes whereby deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

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

  Derivatives

   Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), as amended by SFAS No. 137 and SFAS No. 138, was issued by the Financial Accounting Standards Board in June 1998. SFAS 133 requires the Company to record all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or for forecasted transactions, deferred and recorded as a component of accumulated other comprehensive income until the hedged transactions occur and are recognized in earnings. The Company purchases printheads from OYO Japan whereby such purchases are denominated in Japanese Yen. The Company routinely attempts to hedge its currency exposure on these purchases by entering into foreign currency forward contracts with a bank. The purpose of entering into these forward hedge contracts is to eliminate variability of cash flows associated with foreign currency exposure risk on amounts payable in Japanese Yen. Under SFAS No. 133 and related interpretations, the Company's forward contracts with the bank are considered derivatives. SFAS No. 133, which is effective for the Company's fiscal year 2001, requires that the Company record these foreign currency forward contracts on the balance sheet and mark them to fair value at each reporting date. Resulting gains and losses are reflected in income and were not material for the fiscal year ended September 30, 2001.

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

  Reclassification

   Certain amounts previously presented in the consolidated financial statements have been reclassified to conform to the current year presentation.

  Recent Accounting Pronouncements

   In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment; reviews may be more frequent if impairment is indicated. Intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives; however, no maximum life applies. The Company will adopt the provisions of SFAS 142 effective October 1, 2002. The total amount of goodwill, net of amortization, at September 30, 2001 was $2.0 million.

2. Acquisitions:

   On February 8, 2001, the Company acquired the operating assets and business of EcoPRO Imaging Corporation ("EcoPRO") from Labelon Corporation ("Labelon") for $1.9 million. Furthermore, the Company entered into a three-year global dry thermal film and distribution alliance with Labelon, the prior owner of EcoPRO.

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

   The allocation of the purchase price, including related direct costs, and a reconciliation of the purchase price to the cash used for business acquisitions is as follows (in thousands):

                                                         EcoPRO    LTI
                                                         ------  -------
Fair values of assets and liabilities:
   Net current assets................................... $  501  $ 1,907
   Property, plant and equipment........................     --      483
   Goodwill.............................................     --    1,348
   Deferred purchasing benefits.........................  1,640       --
   Accounts payable.....................................   (216)      --
   Long-term debt.......................................     --   (1,893)
                                                         ------  -------
       Total allocated purchase price...................  1,925    1,845
Less noncash consideration--common stock issued.........     --     (586)
                                                         ------  -------
Cash used for business acquisition, net of cash acquired $1,925  $ 1,259
                                                         ======  =======

   The consolidated results of operations of the Company include the results of acquired businesses from the dates of acquisition. The revenues and net income of acquired businesses prior to the acquisition dates were not material to the Company's consolidated results of operations and, therefore, no proforma results of operations as if the acquisitions had occurred at the beginning of the respective years has been presented.

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

3. Inventories:

   Inventories consisted of the following (in thousands):

                 As of September 30,
                 -------------------
                   2001      2000
                  -------   -------
Finished goods.. $ 3,649   $ 2,900
Work-in-progress   9,653     2,708
Raw materials...  15,435    16,487
                  -------   -------
                 $28,737   $22,095
                  =======   =======

   The Company has received a large order and strong indications of interest for additional orders from customers to deliver deepwater reservoir characterization systems. Such orders and indications have a combined sales price of approximately $24 million. The scheduled delivery for these orders and indications is the spring and early summer of 2002. To date, these orders and indications have not been formalized into written definitive contracts. In the case of the large order, the Company has been operating on the assumption that its agreements are reflected in a letter of intent and numerous subsequent exchanges of communication, and has received a substantial progress payment on the order. Because the Company has not formalized this order into a single, definitive written contract, it faces the risk that any disputes arising out of the order will be resolved in a manner and with a reference to terms that it did not agree to and which are unfavorable to the Company. The Company is not aware of any disputes or basis for any dispute at this time.

   Because of the scale and nature of these projects, there may be delays in their implementation and uncertainties about their final course. As a result, the Company is unable at present to predict the impact of such projects on its business and financial results and condition. The Company continues to believe, however, that its reservoir characterization systems, including the systems related to this matter, are important new technologies in its industry and will be important to its success in the future.

   At September 30, 2001, the Company capitalized inventory work-in-process costs of $7.2 million in connection with these orders and indications. The Company received a $4.9 million progress payment from the customer in connection with the large order, which payment is classified as deferred revenues on its balance sheet.

   The terms of the large order require the customer to make periodic cash payments to the Company during various phases of the project. Significant payments, which the Company expects to receive after installation of the system in the summer of 2002 are potentially refundable to the customer if the system significantly fails to perform its intended function. Generally accepted accounting principles require the Company to recognize revenues only upon the customer's acceptance of the system. As a result, if the system performs its intended function for the agreed-upon term, a significant amount of revenues from this order will be deferred to future accounting periods. If the system significantly fails to perform its intended function, however, the Company may forfeit the refundable cash payments specified above.

4. Notes Receivable:

   At September 30, 2001 and 2000, the Company had outstanding notes receivable from customers in the amount of $2.8 million and $0.6 million, respectively. At September 30, 2001, $2.4 million is included in current trade accounts and notes receivable and $0.4 million is included in other assets. The notes receivable outstanding at September 30, 2001, bear interest at rates up to 11.5% and are collectible in monthly installments through December 2002. At September 30, 2001 and 2000, the reported amount of notes receivable was net of an allowance for doubtful accounts of zero and $36,000, respectively.

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

5. Rental Equipment:

   Rental equipment consisted of the following (in thousands):

                               As of September 30,
                               ------------------
                                 2001       2000
                               -------    -------
Geophones and related products $ 6,445    $ 5,562
Less accumulated depreciation.  (4,370)    (3,716)
                               -------    -------
                               $ 2,075    $ 1,846
                               =======    =======

6. Property, Plant and Equipment:

   Property, plant and equipment consisted of the following (in thousands):

                         As of September 30,
                         ------------------
                           2001      2000
                         --------   -------
Land.................... $  1,877   $ 2,123
Buildings...............    8,550     8,545
Machinery and equipment.   15,214    11,817
Furniture and fixtures..    1,729     1,707
Transportation equipment      185       182
Tools and molds.........    1,703     1,671
Leasehold improvements..    1,054       860
Construction in progress    1,659     2,142
                         --------   -------
                           31,971    29,047
Accumulated depreciation  (11,664)   (9,497)
                         --------   -------
                         $ 20,307   $19,550
                         ========   =======

   Depreciation expense was $3.6 million, $3.1 million and $3.4 million, respectively, in fiscal years 2001, 2000 and 1999.

7. Other Assets:

   In connection with the acquisition of EcoPRO, the Company received deferred purchasing benefits valued at approximately $1.6 million. These deferred purchasing benefits primarily represent discounts on future film purchases from Labelon. The Company recognizes these benefits as it and other film distributors purchase dry thermal film from Labelon. The balance of the deferred purchasing benefits at September 30, 2001 was $1.4 million.

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

8. Notes Payable and Long-Term Debt:

   Notes payable and long-term debt consisted of the following (in thousands):

                                                                                     As of
                                                                                 September 30,
                                                                                ---------------
                                                                                 2001     2000
                                                                                -------  ------
Mortgage note payable, due in monthly installments of $31 with interest at 7.0%
  through January 2014, collateralized by certain land and building............ $ 3,112  $3,266
Mortgage note payable, due in monthly installments of $9 with interest at 7.6%
  through July 2013, collateralized by certain land and building...............     872     916
Working capital line of credit.................................................     821      --
                                                                                -------  ------
                                                                                  4,805   4,182
Less current portion...........................................................  (1,033)   (198)
                                                                                -------  ------
                                                                                $ 3,772  $3,984
                                                                                =======  ======

   The Company has a working capital line of credit under which it is able to borrow up to $10.0 million secured by accounts receivable and inventory (the "Credit Agreement"). The Credit Agreement expires in February 2002. Borrowings under the Credit Agreement are subject to borrowing base restrictions based on
(i) consolidated net income plus consolidated interest expense, income taxes, depreciation and amortization and (ii) levels of eligible accounts receivable and inventories. The Credit Agreement limits additional indebtedness, requires the maintenance of certain financial amounts and contains other covenants customary in agreements of this type. As of September 30, 2001 there were borrowings of $0.8 million outstanding under the Credit Agreement, and additional borrowings available under the Credit Agreement of $6.9 million. Subsequent to September 30, 2001, borrowings under the Credit Agreement have reached $8.0 million. Such additional borrowings resulted from the repayment of intercompany advances to foreign subsidiaries, issuance of trade notes receivable, the incurrence of costs to develop a deepwater reservoir characterizations system, and the funding of general working capital needs. The borrowing interest rate at September 30, 2001 was 6.0%. The Company is seeking to extend the credit facility with the existing lender and expects to do so, but has no assurances that it will be able to do so.

   The Company's long-term debt will mature as follows (in thousands):

Year Ending
September 30,
-------------
 2002........ $1,033
 2003........    228
 2004........    244
 2005........    263
 2006........    282
 Thereafter..  2,755
              ------
              $4,805
              ======

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

9. Accrued Expenses and Other:

   Accrued expenses consisted of the following (in thousands):

                                As of
                            September 30,
                            -------------
                             2001   2000
                            ------ ------
Employee bonuses........... $  683 $   89
Product warranty...........    390    342
Compensated absences.......    590    489
Legal and professional fees    295    376
Payroll....................    220    211
Property taxes.............    626    552
Accrued medical claims.....    236     --
Other......................  1,007    620
                            ------ ------
Accrued expenses and other. $4,047 $2,679
                            ====== ======

   The Company is self-insured for certain losses related to employee medical claims. The Company has purchased stop-loss coverage in order to limit its exposure to any significant levels of employee medical claims. Self-insured losses are accrued based on the Company's estimates of aggregate liability for uninsured claims incurred using certain actuarial assumptions followed in the insurance industry and the Company's historical experience.

10. Employee Benefits:

   The Company's employees are participants in the OYO Geospace Corporation Employee's 401(k) Retirement Plan (the "Plan"), which covers substantially all eligible employees in the United States. The Plan is a qualified salary reduction plan in which all eligible participants may elect to have a percentage of their compensation contributed to the Plan, subject to certain guidelines issued by the Internal Revenue Service. The Company's share of discretionary matching contributions was approximately $0.3 million in each of fiscal years 2001, 2000 and 1999.

11. Stockholders' Equity:

   In September 1997, the board of directors approved the 1997 Key Employee Stock Option Plan, as amended, (the "Employee Plan") and reserved an aggregate of 875,000 shares for issuance thereunder. In November 1997, the board of directors and stockholders approved the Company's 1997 Non-Employee Director Plan (the "Director Plan") and reserved an aggregate of 75,000 shares for issuance thereunder. At September 30, 2001 the shares available for grant under the Employee Plan and Director Plan were 232,900 and 29,974, respectively.

   Under the Employee Plan, the Company is authorized to issue nonqualified and incentive stock options to purchase common stock and restricted stock awards of common stock to key employees of the Company. Options have a term not to exceed ten years, with the exception of incentive stock options granted to employees owning ten percent or more of the outstanding shares of common stock, which have a term not to exceed five years. The exercise price of any option may not be less than the fair market value of the common stock on the date of grant. In the case of incentive stock options granted to an employee owning ten percent or more of the outstanding shares of common stock, the exercise price of such option may not be less than 110% of the fair

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES market value of the common stock on the date of grant. Options vest over a four-year period commencing on the date of grant in 25% annual increments. Under the Employee Plan, the Company may issue shares of restricted stock to employees for no payment by the employee or for a payment below the fair market value on the date of grant. The restricted stock is subject to certain restrictions described in the Employee Plan, with no restrictions continuing for more than ten years from the date of the award.

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

   Effective November 5, 1999, the board of directors approved the OYO Geospace Corporation 1999 Broad-Based Option Plan (the "Broad-Based Plan") and reserved an aggregate of 50,000 shares for issuance thereunder. Under the Broad-Based Plan, the Company is authorized to issue to all employees (except executive officers and employee directors) nonqualified stock options to purchase common stock of the Company. These options have a term not to exceed ten years. The exercise price of any broad-based option may not be less than the fair market value of the common stock on the date of grant. These options vest over a one-year period commencing on the date of grant. There were 4,900 options available for grant under this plan at September 30, 2001.

   A summary of the activity with respect to stock options is as follows:

                                           Weighted
                                           Average
                                           Exercise
                                  Shares    Price
                                  -------  --------
Outstanding at October 1, 1998... 307,000   $16.04
   Granted....................... 105,900    10.66
   Exercised.....................      --       --
   Forfeited..................... (21,750)   17.10
   Expired.......................      --       --
                                  -------
Outstanding at September 30, 1999 391,150    14.56
   Granted....................... 152,600    14.45
   Exercised..................... (14,700)   13.11
   Forfeited..................... (29,000)   13.43
   Expired....................... (10,350)   14.66
                                  -------
Outstanding at September 30, 2000 489,700    14.64
   Granted....................... 118,600    18.96
   Exercised..................... (27,000)   14.49
   Forfeited..................... (22,775)   17.96
   Expired.......................      --       --
                                  -------
Outstanding at September 30, 2001 558,525    15.43
                                  =======

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

   The following table summarizes information about stock options outstanding and exercisable at September 30, 2001:

                                  Options Outstanding            Options Exercisable
                        --------------------------------------- ----------------------
                                Weighted Average    Weighted               Weighted
                                   Remaining        Average                Average
Range of Exercise Price Shares  Term (in years)  Exercise Price Shares  Exercise Price
----------------------- ------- ---------------- -------------- ------- --------------
   $ 6.81 to $13.49....  77,350       7.63           $ 9.53      46,150     $ 9.60
   $13.50 to $20.00.... 447,475       7.38            15.69     217,950      15.12
   $20.01 to $27.63....  33,700       7.98            25.51      15,300      26.97
                        -------                                 -------
                        558,525       7.45            15.43     279,400      14.86
                        =======                                 =======

   The Company granted 500 shares, zero shares and 3,000 shares of restricted stock during fiscal years 2001, 2000 and 1999, respectively. The Company issued 992 shares, 1,654 shares and 3,670 shares of common stock to directors during fiscal years 2001, 2000 and 1999, respectively as partial compensation for services. The annual director compensation was $25,000 each of fiscal years 2001, 2000 and 1999.

   The amortization of unearned compensation related to stock-based employee compensation included in the results of operations was $0.5 million for each of fiscal years 2001, 2000 and 1999, pursuant to the provisions of APB 25. Unearned compensation included in stockholders' equity related to unlapsed restrictions on grants of restricted stock was approximately $0.1 million and $0.6 million as of September 30, 2001 and 2000, respectively.

   Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") requires that stock-based awards be measured and recognized at fair value. Adoption of the cost recognition provisions of SFAS 123 with respect to stock-based awards to employees is optional and the Company decided not to elect those provisions. As a result, the Company continues to apply APB 25 and related interpretations in accounting for the measurement and recognition of its employee stock-based awards. However, the Company is required to provide pro forma disclosure as if the cost recognition provisions of SFAS 123 had been adopted. Under SFAS 123, compensation cost is measured at the grant date based on the fair value of the awards and is recognized over the service period, which is usually the vesting period. The fair value of options granted during the fiscal years ended September 30, 2001, 2000 and 1999 were estimated using the Black-Scholes option-pricing model with a dividend yield of zero for each of the three years. This estimation assumed risk-free interest rates of 5.6%, 6.0% and 5.0%; and expected volatility of 43%, 38% and 38%; with an expected option term of 5 years for 2001, 2000, 1999, respectively.

   The per share weighted average fair values of stock-based award grants were as follows:

                        Year Ended September 30,
                        ------------------------
                          2001    2000    1999
                         ------  ------  ------
Options................ $ 8.60   $ 6.34  $ 4.51
Restricted stock.......  16.00       --   10.69
Director's common stock  25.25    15.13    6.81

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

   The pro forma disclosures as if the Company had adopted the cost recognition requirements of SFAS 123 are presented below (in thousands, except per share amounts):

                                          Year Ended September 30,
                                          ------------------------
                                           2001      2000    1999
                                          ------   -------  -----
Net income (loss):
   As reported........................... $1,338   $(1,191) $ 838
   Pro forma.............................    387    (1,883)   327
Basic earnings (loss) per common share:
   As reported........................... $ 0.24   $ (0.22) $0.16
   Pro forma.............................   0.07     (0.35)  0.06
Diluted earnings (loss) per common share:
   As reported........................... $ 0.24   $ (0.22) $0.15
   Pro forma.............................   0.07     (0.35)  0.06

   The effects of applying SFAS 123 in the above pro forma disclosure are not indicative of future amounts since the Company anticipates making awards in the future under the Employee and Director Plans.

12. Income Taxes:

   Components of income before income taxes were as follows (in thousands):

              Year Ended September 30,
              ------------------------
                2001      2000   1999
               ------   -------  ----
United States $1,290    $(2,716) $448
Foreign......    340        953   203
               ------   -------  ----
              $1,630    $(1,763) $651
               ======   =======  ====

   The provision (benefit) for income taxes consisted of the following (in thousands):

            Year Ended September 30,
            -----------------------
            2001       2000    1999
            ----     -------  -----
Current:
   Federal. $ 85     $(1,075) $(560)
   Foreign.  (54)        116      5
   State...    3         106     --
            ----     -------  -----
              34        (853)  (555)
            ----     -------  -----
Deferred:
   Federal.   11          28    279
   Foreign.  247         228     89
   State...   --          25     --
            ----     -------  -----
             258         281    368
            ----     -------  -----
            $292     $  (572) $(187)
            ====     =======  =====

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

   The differences between the effective tax rate reflected in the total provision (benefit) for income taxes and the statutory federal tax rate of 34% were as follows (in thousands):

                                                        Year Ended September 30,
                                                        ----------------------
                                                        2001    2000     1999
                                                        -----  ------   ------
Provision for U.S. federal income tax at statutory rate $ 555  $ (598)  $  221
Effect of foreign income taxes.........................    78      21       25
Tax benefit from use of foreign sales corporation......  (172)    (59)    (159)
State income taxes, net of federal income tax benefit..     2      94       --
Nondeductible expenses.................................    66      45       38
Resolution of prior years' tax matters.................  (264)    (75)    (312)
Other, net.............................................    27      --       --
                                                        -----  ------   ------
                                                        $ 292  $ (572)  $ (187)
                                                        =====  ======   ======
                                                         17.9%  (32.5)%  (28.7)%
                                                        =====  ======   ======

   Deferred income taxes under the liability method reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income tax asset were as follows (in thousands):

                                                           As of September 30,
                                                           ------------------
                                                             2001       2000
                                                           -------    -------
Deferred income tax assets:
   Allowance for doubtful accounts........................ $   136    $   110
   Inventory..............................................     683        911
   AMT carryforward.......................................      87        175
   Accrued product warranty...............................     133        123
   Accrued compensated absences...........................     201        176
   Net foreign operating loss carryforwards and deferrals.     252        500
                                                           -------    -------
                                                             1,492      1,995
Deferred income tax liabilities:
   Property, plant and equipment and other................  (1,367)    (1,612)
                                                           -------    -------
Net deferred income tax asset............................. $   125    $   383
                                                           =======    =======

   Deferred income taxes are reported as follows in the accompanying consolidated balance sheet (in thousands):

                                     As of September 30,
                                     ------------------
                                       2001       2000
                                     -------    -------
Current deferred income tax asset... $ 1,152    $ 1,320
Noncurrent deferred income tax asset     340        675
Noncurrent deferred tax liability...  (1,367)    (1,612)
                                     -------    -------
                                     $   125    $   383
                                     =======    =======

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

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

   As of September 30, 2001, the Company had foreign net operating loss carryforwards of approximately $4,000 and deferred tax assets of approximately $248,000.

   The financial reporting bases of investments in foreign subsidiaries exceed their tax basis. A deferred tax liability is not recorded for this temporary difference because the investment is essentially permanent. A reversal of the Company's plans to permanently invest in the operations would cause the excess to become taxable. At September 30, 2001 and 2000, the temporary difference related to undistributed earnings for which no deferred taxes have been provided was approximately $2.4 million and $2.2 million, respectively.

13. Earnings Per Common Share:

   Basic earnings per share are computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined on the assumption that outstanding dilutive stock options have been exercised and the aggregate proceeds as defined were used to reacquire common stock using the average price of such common stock for the period.

   The following table summarizes the calculation of net earnings and weighted average common shares and common equivalent shares outstanding for purposes of basic and diluted earnings per share (in thousands, except share and per share amounts):

                                                                      Year Ended September 30,
-                                                                 ---------------------------------
                                                                     2001       2000        1999
                                                                  ---------- ----------  ----------
Net earnings (loss) available to common stockholders............. $    1,338 $   (1,191) $      838
                                                                  ========== ==========  ==========
Weighted average common shares and common share equivalents:.....
   Common shares.................................................  5,489,251  5,431,901   5,384,530
   Common share equivalents......................................    109,346         --      64,874
                                                                  ---------- ----------  ----------
Total weighted average common shares and common share equivalents  5,598,597  5,431,901   5,449,404
                                                                  ========== ==========  ==========
Basic earnings (loss) per common share........................... $     0.24 $    (0.22) $     0.16
                                                                  ========== ==========  ==========
Diluted earnings (loss) per common share......................... $     0.24 $    (0.22) $     0.15
                                                                  ========== ==========  ==========

   Options on 33,700, 100,300 and 328,550 shares of common stock in fiscal years 2001, 2000 and 1999, respectively, were not included in the calculation of weighted average shares for diluted earnings per share because their effects were antidilutive.

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

14. Related Party Transactions:

   Sales to OYO Japan and other affiliated companies were approximately $0.2 million, $0.3 million and $0.3 million during fiscal years 2001, 2000 and 1999, respectively. Purchases of inventory and equipment from OYO Japan were approximately $1.7 million, $4.2 million and $2.7 million during fiscal years 2001, 2000 and 1999, respectively.

15. Commitments and Contingencies:

  Operating Leases

   The Company leases certain office space and equipment under noncancelable operating leases. The approximate future minimum rental commitments under noncancelable operating leases are as follows (in thousands):

Year Ending
September 30,
-------------
    2002..... $  690
    2003.....    470
    2004.....     95
              ------
              $1,255
              ======

   Rent expense was approximately $0.6 million, $0.5 million, and $0.5 million for fiscal years 2001, 2000 and 1999, respectively.

  Legal Proceedings

   From time to time the Company is a party to what it believes is routine litigation and proceedings that may be considered as part of the ordinary course of its business. The Company is not aware of any current or pending litigation or proceedings that could have a material adverse effect on the Company's results of operations, cash flows or financial condition.

16. Supplemental Cash Flow Information:

   Supplemental cash flow information was as follows (in thousands):

                                                                   Year Ended
                                                                 September 30,
                                                               ------------------
                                                                2001    2000 1999
                                                               -------  ---- ----
Cash paid (refund received) for:
   Interest................................................... $   378  $305 $332
   Income taxes...............................................  (1,148)  360  143
Noncash investing and financing activities:
   Common stock issued in business acquisitions...............      --    --  586
   Common stock issued pursuant to Employee and Director Plan.      25    25   49

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

17. Segment and Geographic Information:

   The acquisition of EcoPRO in February 2001 expanded the Company's worldwide distribution of products for the commercial graphics industry. As a result, the Company has begun reporting information for two business segments: Seismic and Commercial Graphics. In April 2001, the Company announced a reorganization of its European subsidiary; thereby shifting the marketing emphasis from its seismic products to the growing acceptance of its commercial graphics products. As a result, the Company now includes this subsidiary within its Commercial Graphics business segment. The Commercial Graphics business segment primarily sells products for the commercial graphics industry; however, it also has some minor sales of seismic products.

   The Company's seismic product lines currently consist of geophones and hydrophones, including multi-component geophones and hydrophones, seismic leader wire, geophone string connectors, seismic telemetry cable, high definition reservoir characterization products and services, marine seismic cable retrieval devices and small data acquisition systems targeted at niche markets. Commercial graphics products include thermal imaging equipment and dry thermal film. The following tables summarize the Company's segment information:

                                Year Ended September 30,
                               -------------------------
                                2001     2000     1999
                               -------  -------  -------
Net sales:
   Seismic.................... $50,061  $39,161  $27,532
   Commercial Graphics........  13,557   14,313   14,499
                               -------  -------  -------
       Total..................  63,618   53,474   42,031
                               -------  -------  -------
Income (loss) from operations:
   Seismic....................   5,381      543    1,947
   Commercial Graphics........      27      770    1,684
   Corporate..................  (3,552)  (3,117)  (3,064)
                               -------  -------  -------
       Total..................   1,856   (1,804)     567
                               -------  -------  -------
Total assets:
   Seismic....................  56,968   44,644
   Commercial Graphics........  11,059   11,820
   Corporate..................   5,061    8,644
                               -------  -------
       Total.................. $73,088  $65,108
                               =======  =======

   The Company has operations in the United States, Canada and United Kingdom. Summaries of net sales by geographic area for fiscal years 2001, 2000 and 1999 are as follows (in thousands):

                                       Year Ended September 30,
                                       ------------------------
                                         2001    2000    1999
                                       -------  ------- -------
Asia (excluding Japan and Middle East) $10,005  $ 1,593 $ 3,515
Canada................................  11,697   15,030   3,339
Europe................................  11,768   12,341  14,171
Japan.................................     948      722     470
Middle East...........................     605    5,971     103
United States.........................  27,507   16,739  19,452
Other.................................   1,088    1,078     981
                                       -------  ------- -------
                                       $63,618  $53,474 $42,031
                                       =======  ======= =======

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

   Net sales are attributed to countries based on the ultimate destination of the product sold, if known. If the ultimate destination is not known, sales are attributed to countries based on the geographic location of the initial shipment. Sales information for the Company's U.S. domestic and foreign subsidiaries is as follows (in thousands):

                Year Ended September 30,
               -------------------------
                2001     2000     1999
               -------  -------  -------
United States. $62,348  $51,740  $40,662
Canada........   6,715    7,512    1,738
United Kingdom   2,583    2,254    2,804
Eliminations..  (8,028)  (8,032)  (3,173)
               -------  -------  -------
               $63,618  $53,474  $42,031
               =======  =======  =======

   Long-lived assets were as follows (in thousands):

               As of September 30,
               -------------------
                 2001      2000
                -------   -------
United States. $25,630   $23,809
Canada........   2,950     3,049
United Kingdom     519       559
                -------   -------
               $29,099   $27,417
                =======   =======

   The Company had no individual customers comprising more than 10% of annual sales for fiscal year 2001 or fiscal year 1999. The Company had two customers with individual sales of 15% and 13%, respectively, of total annual sales for fiscal year 2000.

18. Subsequent Events:

   Effective November 8, 2001 the Company restructured its participation in a Russian joint venture formed more than ten years ago with Geophyspribor Ufa Production Association, Bank Vostock and Chori Co., Ltd. As part of the restructuring, the Company increased its equity ownership in the joint venture from 44% to 85%. The future operating results of the reorganized entity, now known as OYO-GEO Impulse International LLC, will be consolidated with those the Company. Geophyspribor Ufa Production Association and Chori Co., Ltd. will continue as minority shareholders of the restructured entity.

   In exchange for the additional equity ownership, the Company forgave a debt of $1.2 million owed to it by OYO-GEO Impulse. At the time of the restructuring, the Company's basis in the receivable and related equity investment were $0 as such items were written-off in 1994.

   Based in Ufa, Bashkortostan, Russia OYO-GEO Impulse has been in operation since 1990 manufacturing sensors for the Russian seismic marketplace. OYO-GEO Impulse owns a facility in Ufa containing 41,000 square feet and employs approximately 285 people.

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

19. Selected Quarterly Information (Unaudited):

   The following table represents summarized data for each of the quarters in fiscal year 2001 and 2000 (in thousands, except per share amounts).

                                                 2001
                                  ----------------------------------
                                  Fourth    Third   Second    First
                                  Quarter  Quarter  Quarter  Quarter
                                  -------  -------  -------  -------
Sales............................ $15,913  $15,810  $16,928  $14,967
Gross profit.....................   4,669    5,606    5,527    4,859
Income (loss) from operations....     (69)     701      816      408
Other income (expense), net......     (85)     (63)     (56)     (22)
Net income (loss)................    (118)     628      557      271
Basic earnings (loss) per share.. $ (0.02) $  0.11  $  0.10  $  0.05
                                  =======  =======  =======  =======
Diluted earnings (loss) per share $ (0.02) $  0.11  $  0.10  $  0.05
                                  =======  =======  =======  =======
                                                 2000
                                  ----------------------------------
                                  Fourth    Third   Second    First
                                  Quarter  Quarter  Quarter  Quarter
                                  -------  -------  -------  -------
Sales............................ $12,781  $12,935  $14,963  $12,795
Gross profit.....................   3,577    2,085    4,388    4,382
Income (loss) from operations....    (595)  (2,283)     459      615
Other income (expense), net......      99     (140)      53       29
Net income.......................    (397)  (1,622)     409      419
Basic earnings (loss) per share.. $ (0.07) $ (0.30) $  0.08  $  0.08
                                  =======  =======  =======  =======
Diluted earnings (loss) per share $ (0.07) $ (0.30) $  0.07  $  0.08
                                  =======  =======  =======  =======

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of OYO Geospace Corporation:

   Our audits of the consolidated financial statements referred to in our report dated November 9, 2001 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          /S/ PRICEWATERHOUSECOOPERS LLP

Houston, Texas
November 9, 2001

                                  SCHEDULE II

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                                (In Thousands)

                                                             Charged
                                                Balance at  (Credited)  Charged             Balance at
                                                Beginning    to Costs   to Other              End of
                                                of Period  and Expenses  Assets  Deductions   Period
                                                ---------- ------------ -------- ---------- ----------
Year ended September 30, 2001
Allowance for doubtful accounts on accounts and
  notes receivable.............................    $353        $214       $--      $ (97)      $470
Year ended September 30, 2000
Allowance for doubtful accounts on accounts and
  notes receivable.............................     580         190        --       (417)       353
Year ended September 30, 1999
Allowance for doubtful accounts on accounts and
  notes receivable.............................     503         488        --       (411)       580