Form 10-Q
period 2001-12-31
OYO GEOSPACE CORP
filed 2002-02-13
CIK 1001115

================================================================================
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended December 31, 2001

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

Yes [X]   No [ ]

There were 5,544,705 shares of the Registrant's Common Stock outstanding as of the close of business on February 11, 2002.

--------------------------------------------------------------------------------
================================================================================

                                Table of Contents

                                                                            Page

PART I.  FINANCIAL INFORMATION                                            Number
------------------------------                                            ------

     Item 1.  Financial Statements                                           3

     Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                   11

     Item 3.  Quantitative and Qualitative Disclosures about Market Risks   21


PART II. OTHER INFORMATION
--------------------------

     Item 6.  Exhibits and Reports on Form 8-K                              22

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                    OYO GEOSPACE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (in thousands)

                           ASSETS                               December 31, 2001   September 30, 2001
                                                                -----------------   ------------------
                                                                   (unaudited)
Current assets:
   Cash and cash equivalents ................................       $  1,007             $    882
   Trade accounts and notes receivable, net .................         13,550               11,539
   Inventories ..............................................         31,270               28,737
   Deferred income tax ......................................          1,345                1,152
   Prepaid expenses and other ...............................          1,400                1,299
                                                                    --------             --------

      Total current assets ..................................         48,572               43,609

Rental equipment, net .......................................          2,676                2,075
Property, plant and equipment, net ..........................         19,972               20,307
Goodwill and other intangible assets, net ...................          4,668                4,775
Deferred income tax .........................................            283                  340
Other assets ................................................          1,569                1,982
                                                                    --------             --------

      Total assets ..........................................       $ 77,740             $ 73,088
                                                                    ========             ========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable and current maturities of long-term debt ...       $    216             $  1,033
   Accounts payable .........................................          3,395                4,984
   Accrued expenses and other ...............................          4,051                4,047
   Deferred revenue .........................................          4,859                4,859
   Income tax payable .......................................             88                  235
                                                                    --------             --------

      Total current liabilities .............................         12,609               15,158

Long-term debt ..............................................          9,987                3,772
Deferred income tax .........................................          1,475                1,367
                                                                    --------             --------

      Total liabilities .....................................         24,071               20,297
                                                                    --------             --------

Minority interest in consolidated subsidiary ................            204                   --

Stockholders' equity:
   Preferred stock ..........................................             --                   --
   Common stock .............................................             55                   55
   Additional paid-in capital ...............................         30,525               30,530
   Retained earnings ........................................         23,860               23,213
   Accumulated other comprehensive loss .....................           (931)                (865)
   Unearned compensation-restricted stock awards ............            (44)                (142)
                                                                    --------             --------

      Total stockholders' equity ............................         53,465               52,791
                                                                    --------             --------

      Total liabilities and stockholders' equity ............       $ 77,740             $ 73,088
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


                    OYO GEOSPACE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)
                                   (unaudited)

                                                         Three Months         Three Months
                                                             Ended                Ended
                                                       December 31, 2001    December 31, 2000
                                                       -----------------    -----------------
Sales ..............................................      $    12,900          $    14,967
Cost of sales ......................................            8,865               10,108
                                                          -----------          -----------

Gross profit .......................................            4,035                4,859

Operating expenses:
   Selling, general and administrative expenses ....            2,876                2,982
   Research and development expenses ...............            1,080                1,469
                                                          -----------          -----------

      Total operating expenses .....................            3,956                4,451
                                                          -----------          -----------

Income from operations .............................               79                  408

Other income (expense):
   Interest expense ................................             (151)                 (80)
   Interest income .................................               50                   34
   Other, net ......................................                5                   24
                                                          -----------          -----------

      Total other expense, net .....................              (96)                 (22)
                                                          -----------          -----------

Income (loss) before income taxes, minority interest
   and extraordinary gain ..........................              (17)                 386
Income tax expense (benefit) .......................               (7)                 115
                                                          -----------          -----------

Income (loss) before minority interest
   and extraordinary gain ..........................              (10)                 271
Minority interest ..................................              (29)                  --
                                                          -----------          -----------

Income (loss) before extraordinary gain ............              (39)                 271
Extraordinary gain, net of tax of $85 ..............              686                   --
                                                          -----------          -----------

Net income .........................................      $       647          $       271
                                                          ===========          ===========

Basic earnings per share:
   Income (loss) before extraordinary item .........      $     (0.01)         $      0.05
   Extraordinary gain ..............................             0.13                   --
                                                          -----------          -----------
   Net income ......................................      $      0.12          $      0.05
                                                          ===========          ===========

Diluted earnings per share:
   Income (loss) before extraordinary item .........      $     (0.01)         $      0.05
   Extraordinary gain ..............................             0.13                   --
                                                          -----------          -----------
   Net income ......................................      $      0.12          $      0.05
                                                          ===========          ===========

Weighted average shares outstanding - Basic ........        5,515,642            5,463,152
Weighted average shares outstanding - Diluted ......        5,535,978            5,577,984

      The accompanying notes are an integral part of the consolidated financial statements.



                    OYO GEOSPACE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)
                                   (unaudited)

                                                                    Three Months         Three Months
                                                                        Ended                Ended
                                                                  December 31, 2001    December 31, 2000
                                                                  -----------------    -----------------
Cash flows from operating activities:
   Net income .................................................        $   647              $   271
   Adjustments to reconcile net income to net cash
     used in operating activities:
     Deferred income tax expense (benefit) ....................            (27)                 130
     Depreciation and amortization ............................          1,107                  957
     Amortization of restricted stock awards ..................             90                  119
     Extraordinary gain .......................................           (686)                  --
     Minority interest ........................................             29                   --
     Bad debt expense .........................................            221                   55
     Effects of changes in operating assets and liabilities:
     Trade accounts and notes receivable ......................         (1,667)              (2,725)
     Inventories ..............................................         (1,847)                (679)
     Prepaid expenses and other assets ........................            126                  (73)
     Accounts payable .........................................         (1,681)                (426)
     Accrued expenses and other ...............................         (1,046)                 640
     Income tax payable .......................................           (232)                 153
                                                                       -------              -------

       Net cash used in operating activities ..................         (4,966)              (1,578)
                                                                       -------              -------

Cash flows from investing activities:

   Capital expenditures .......................................         (1,167)              (1,384)
   Investment in business acquisition, net of cash acquired ...            913                   --
   Proceeds from sale of equipment ............................              8                    1
                                                                       -------              -------

       Net cash used in investing activities ..................           (246)              (1,383)
                                                                       -------              -------

Cash flows from financing activities:

   Increase in notes payable ..................................          9,068                3,816
   Principal payments on notes payable ........................         (3,669)              (3,863)
   Proceeds from exercise of stock options ....................              4                   77
                                                                       -------              -------

       Net cash provided by financing activities ..............          5,403                   30
                                                                       -------              -------

Effect of exchange rate changes on cash .......................            (66)                  16
                                                                       -------              -------

Increase (decrease) in cash and cash equivalents ..............            125               (2,915)

Cash and cash equivalents, beginning of period ................            882                3,989
                                                                       -------              -------

Cash and cash equivalents, end of period ......................        $ 1,007              $ 1,074
                                                                       =======              =======

      The accompanying notes are an integral part of the consolidated financial statements.


                    OYO GEOSPACE CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.   Basis of Presentation

     The consolidated balance sheet of OYO Geospace Corporation and its subsidiaries (the "Company") at September 30, 2001 has been derived from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at December 31, 2001 and the consolidated statements of operations for the three months ended December 31, 2001 and 2000, and the consolidated statements of cash flows for the three months ended December 31, 2001 and 2000, have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the three months ended December 31, 2001 are not necessarily indicative of the operating results for a full year or of future operations.

     Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended September 30, 2001.

     The Company has embarked on a long-term project to develop a deepwater seabed seismic array. The Company recognizes revenue when such long-term projects are completed and placed in-service; therefore, progress payments are classified as deferred revenue.

     In November 2001, the Company acquired an additional equity interest in a Russian joint venture; thereby, increasing its ownership percentage from 44% to 85%. As a result of this acquisition, the Company will record minority interest expense or income, reflecting the portion of earnings or loss, respectively, of the majority-owned operations allocated to the minority interest partners. For additional information, see Note 6 to the Consolidated Financial Statements contained in this Report on Form 10-Q.

     In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The Company adopted the provisions of SFAS 141 effective October 1, 2001. Among the provisions of SFAS 141 is the requirement to record as an extraordinary gain all negative goodwill resulting from new business combinations. As a result, the Company recorded an extraordinary gain of $686,000 relating to the acquisition of the Russian joint venture in November 2001.

     Also in July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment; or more frequently if impairment is indicated. Intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives; however, no maximum life applies. The Company will adopt the provisions of SFAS 142 effective in its fiscal year beginning October 1, 2002. At December 31, 2001, the Company had goodwill, net of accumulated amortization, of $2.0 million.

                    OYO GEOSPACE CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2.   Earnings Per Common Share

     The following table summarizes the calculation of net earnings and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings per share (in thousands, except per share data):


                                                               Three Months Ended
                                                     --------------------------------------
                                                     December 31, 2001    December 31, 2000
                                                     -----------------    -----------------

     Income (loss) before extraordinary gain .....      $      (39)          $      271
     Extraordinary gain ..........................             686                   --
                                                        ----------           ----------

     Net earnings available to common
       stockholders ..............................      $      647           $      271
                                                        ==========           ==========

     Weighted average common shares outstanding ..       5,515,642            5,463,152
     Weighted average common share equivalents
       outstanding ...............................          20,336              114,832
                                                        ----------           ----------

     Weighted average common shares and common
        share equivalents outstanding ............       5,535,978            5,577,984
                                                        ==========           ==========

     Basic Earnings Per Share:
     Income (loss) before extraordinary gain .....      $    (0.01)          $     0.05
     Extraordinary gain ..........................            0.13                   --
                                                        ----------           ----------

     Net income ..................................      $     0.12           $     0.05
                                                        ==========           ==========

     Diluted Earnings Per Share:
     Income (loss) before extraordinary gain .....      $    (0.01)          $     0.05
     Extraordinary gain ..........................            0.13                   --
                                                        ----------           ----------

     Net income ..................................      $     0.12           $     0.05
                                                        ==========           ==========

3.   Comprehensive Income

     Comprehensive income includes all changes in a company's equity, except those resulting from investments by and distributions to owners. The following table summarizes the components of comprehensive income (in thousands):


                                                               Three Months Ended
                                                     --------------------------------------
                                                     December 31, 2001    December 31, 2000
                                                     -----------------    -----------------

     Net income ..................................      $      647           $      271
     Foreign currency translation adjustments.....             (66)                  16
                                                        ----------           ----------

     Total comprehensive income...................      $      581           $      287
                                                        ==========           ==========

                    OYO GEOSPACE CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4.   Trade Accounts and Notes Receivable

     Trade accounts and notes receivable consisted of the following (in thousands):


                                                     December 31, 2001    September 30, 2001
                                                     -----------------    ------------------

     Trade accounts receivable....................      $   12,297            $    9,566
     Trade notes receivable.......................           1,990                 2,443
     Allowance for doubtful accounts and notes....            (737)                 (470)
                                                        ----------            ----------

                                                        $   13,550            $   11,539
                                                        ==========            ==========

5.   Inventories

     Inventories consisted of the following (in thousands):


                                                     December 31, 2001    September 30, 2001
                                                     -----------------    ------------------

     Finished goods...............................      $    4,415            $    3,649
     Work-in-process..............................          12,142                 9,653
     Raw materials................................          14,713                15,435
                                                        ----------            ----------

                                                        $   31,270            $   28,737
                                                        ==========            ==========

     The Company has received a large order and strong indications of interest for additional orders from customers to deliver deepwater reservoir characterization systems. Such orders and indications have a combined sales price of approximately $24 million. The expected delivery for these orders and indications is the spring and summer of 2002. To date, these orders and indications have not been formalized into written definitive contracts. In the case of the large order, the Company has been operating on the assumption that its agreements are reflected in a letter of intent and numerous subsequent exchanges of communication, and has received a substantial progress payment on the order. Because the Company has not formalized this order into a single, definitive written contract, it faces the risk that any disputes arising out of the order will be resolved in a manner and with a reference to terms that it did not agree to and which are unfavorable to the Company. The Company is not aware of any disputes or basis for any dispute at this time.

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

     At December 31, 2001, the Company capitalized inventory work-in-process costs of $9.7 million in connection with these projects. The Company received a $4.9 million progress payment from the customer in connection with the large order; this payment is classified as deferred revenues on its balance sheet.

     The terms of the large order require the customer to make periodic cash payments to the Company during various phases of the project. Significant payments, constituting approximately one-half of the large order, expected to be received after installation of the system are potentially refundable to the customer if the system significantly fails to perform its intended function over an agreed-upon term. If the system performs its intended function for the agreed-upon term, a significant amount of revenues from this order will be deferred to future accounting periods. If the system significantly fails to perform its intended function, however, the Company may forfeit the refundable cash payments specified above.

6.   Acquisition

     Effective November 8, 2001, the Company increased its equity ownership from 44% to 85% in a Russian joint venture formed more than ten years ago with Geophyspribor Ufa Production Association, Bank Vostock and Chori Co., Ltd. Since the increase in ownership, the operating results of the reorganized entity, now known as OYO-GEO Impulse International LLC ("OYO-GEO Impulse"), have been consolidated with those of the Company. Geophyspibor Ufa Production Association and Chori Co., Ltd. will continue as minority equity holders of OYO-GEO Impulse.

     In exchange for the additional equity ownership, the Company forgave a debt of $1.2 million owed to it by OYO-GEO Impulse. At the time of the acquisition, the Company's basis in the receivable and related equity investment was $0 as such items were written-off in 1994.

     In accordance with the provision of SFAS 141, the Company recorded an extraordinary gain of $686,000, net of income taxes of $85,000. This extraordinary gain resulted from the write-off of negative goodwill associated with the acquisition of the additional equity interest of OYO-GEO Impulse.

     The allocation of the purchase price and a reconciliation of the purchase price to the cash provided by business acquisitions is as follows:

         Fair values of assets and liabilities
              Accounts receivable....................................  $   185
              Inventories............................................      686
              Prepaid expenses and other ............................      263
              Accounts payable.......................................      (92)
              Accrued expenses.......................................   (1,009)
              Income taxes payable...................................      (85)
              Minority interest......................................     (175)
              Negative goodwill......................................     (686)
                                                                       -------
              Total allocated purchase price ........................     (913)
              Less consideration paid................................       --
                                                                       -------
              Cash provided by business acquisition..................  $  (913)
                                                                       =======

7.   Segment and Geographic Information

     The Company evaluates financial performance based on two business segments:
Seismic and Commercial Graphics. The seismic product lines currently consist of geophones and hydrophones, including multi-component geophones and hydrophones, seismic leader wire, geophone string connectors, seismic telemetry cable, high definition reservoir characterization products and services, marine seismic cable retrieval devices and small data acquisition systems targeted at niche markets. Commercial graphic products include thermal imaging equipment and dry thermal film.

     The following tables summarize the Company's segment information:


                                                Three Months Ended    Three Months Ended
                                                ------------------    ------------------
                                                 December 31, 2001     December 31, 2000
                                                ------------------    ------------------
Net sales:
   Seismic....................................       $  9,963              $ 11,885
   Commercial Graphics........................          3,001                 3,100
   Eliminations...............................            (64)                  (18)
                                                     --------              --------

   Total                                             $ 12,900              $ 14,967
                                                     ========              ========

Income  from operations:
   Seismic....................................       $    656              $    915
   Commercial Graphics........................            352                   351
   Corporate..................................           (929)                 (858)
                                                     --------              --------

   Total......................................       $     79              $    408
                                                     ========              ========


                                                 December 31, 2001    September 30, 2001
                                                 -----------------    ------------------
Total assets:
   Seismic....................................       $ 63,212              $ 56,968
   Commercial Graphics........................         10,316                11,059
   Corporate..................................          4,212                 5,061
                                                     --------              --------

                                                     $ 77,740              $ 73,088
                                                     ========              ========

8.   Line of Credit

     The Company has a working line of credit pursuant to which it can borrow up to $10.0 million secured by its accounts receivable and inventory (the "Credit Agreement"). The Credit Agreement, as amended, expires in January 2003. Borrowings under the Credit Agreement are subject to borrowing base restrictions based on (i) consolidated net income plus consolidated interest expense, income taxes, depreciation and amortization and (ii) levels of eligible accounts receivable and inventories. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial amounts and contains other covenants customary in agreements of this type. As of December 31, 2001 there were borrowings of $6.3 million outstanding under the Credit Agreement, and additional borrowings available under the Credit Agreement of $2.3 million. The borrowing interest rate at December 31, 2001 was 4.75%.

     The Company recently amended its Credit Agreement to expire in January 2003. In connection with this amendment, the Company's borrowing interest rate has become the bank's prime rate with a minimum rate of 5%. In addition, the Company arranged for an additional promissory note of $2.5 million ("Additional Note") to assist the Company with the funding of several long-term projects. The Additional Note has a fixed borrowing rate of 8% and expires on July 15, 2002.

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

     We expect to incur significant future research and development expenditures aimed at the development of additional seismic acquisition products and services used for high definition reservoir characterization for use in both land and marine environments

     While orders for our products can vary substantially from quarter to quarter, reservoir characterization projects, especially deepwater projects, require the use of more equipment over a longer period of time than required by conventional surface seismic systems. Revenue recognition in accordance with generally accepted accounting principles for these large-scale projects has the potential to result in substantial fluctuations in quarterly performance. These variations may impact our operating results and cash flow, manufacturing capability and expense levels in any given quarter.

     We have received a large order and strong indications of interest for additional orders from customers to deliver deepwater reservoir characterization systems. Such orders and indications have a combined sales price of approximately $24 million. The expected delivery for these orders and indications is the spring and summer of 2002. To date, these orders and indications have not been formalized into written definitive contracts. In the case of the large order, we have been operating on the assumption that our agreements are reflected in a letter of intent and numerous subsequent exchanges of communication, and we have received a substantial progress payment on the order. Because we have not formalized this order into a single, definitive written contract, we face the risk that any disputes arising out of the order will be resolved in a manner and with a reference to terms that we did not agree to and which are unfavorable to us. We are not aware of any disputes or the basis for any dispute at this time.

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

     At December 31, 2001, we have capitalized inventory work-in-process costs of $9.7 million in connection with these orders and indications. We have received a $4.9 million progress payment from the customer in connection with the large order; this payment is classified as deferred revenues on our balance sheet.

     The terms of the large order require the customer to make periodic cash payments to us during various phases of the project. Significant payments, constituting approximately one-half of the large order, expected to be received after installation of the system are potentially refundable to the customer if the system significantly fails to perform its intended function over an agreed-upon term. If the system performs its intended function for the agreed-upon term, a significant amount of revenues from this order will be deferred to future accounting periods. If the system significantly fails to perform its intended function, however, we may forfeit the refundable cash payments specified above.

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

     We expanded this segment last year by acquiring EcoPRO, a dry thermal film distribution business, and by altering the marketing focus of our European subsidiary.

Results of Operations

     We report and evaluate financial information for two segments: Seismic and Commercial Graphics. Summary financial data by business segment follows:


                                                 Three Months Ended    Three Months Ended
                                                 ------------------    ------------------
                                                  December 31, 2001     December 31, 2000
                                                  -----------------     -----------------
Seismic

   Revenue...................................         $  9,963              $ 11,885
   Operating income..........................              656                   915

Commercial Graphics

   Revenue...................................            3,001                 3,100
   Operating income..........................              352                   351

Corporate

   Revenue...................................               --                    --
   Operating loss............................             (929)                 (858)

Eliminations

   Revenue...................................              (64)                  (18)
   Operating income..........................               --                    --

Consolidated Totals

   Revenue...................................           12,900                14,967
   Operating income..........................               79                   408

Overview

First Quarter of Fiscal Year 2002 Compared to First Quarter of Fiscal Year 2001.

     Consolidated sales for the three months ended December 31, 2001 decreased $2.1 million, or 13.8%, from the corresponding period of the prior fiscal year. The decrease in sales was due to a significant decline in the demand for our land-based seismic products resulting from a decline in worldwide seismic activity. This decrease was partially offset by an increase in sales associated with our acquisition and consolidation of OYO-GEO Impulse.

     Consolidated gross profits for the three months ended December 31, 2001 decreased by $0.8 million, or 17.0%, from the corresponding period of the prior year. The lower gross profits resulted from lower sales levels primarily resulting from deterioration in the demand for our land-based seismic products. The decline in gross profit margins we realized from sales of our land-based seismic products was partially offset by improved gross profit margins realized from the sale of our marine-based seismic products and from commercial graphics products.

     Consolidated operating expenses for the three months ended December 31, 2001 decreased $0.5 million, or 11.1%, from the corresponding periods of the prior fiscal year. The lower expenses are a result of an effort by the Company to reduce expenses during a period of declining revenues.

     Our effective tax rate for the three months ended December 31, 2001 was 41.2% compared to a benefit of 29.8% for the three months ended December 31, 2000. The tax rate of the current period includes a benefit resulting from the resolution of contingent tax matters from prior years.

Seismic

     Our seismic product lines currently consist of geophones and hydrophones, including multi-component geophones and hydrophones, seismic leader wire, geophone string connectors, seismic telemetry cable, high definition reservoir characterization products and services, marine seismic cable retrieval devices and small data acquisition systems targeted at niche markets.

Revenue

     Sales of our seismic products for the three months ended December 31, 2001 decreased $1.9 million, or 16.2%, from the corresponding period of the prior year. The decrease in seismic product sales primarily resulted from the decrease in sales of our land-based products caused by decreasing worldwide oil and gas exploration activities. This decrease was partially offset by an increase in sales associated with our (i) acquisition and consolidation of OYO-GEO Impulse,
(ii) reservoir characterization products and services and (iii) marine-based seismic products.

Operating Income

     Operating income for the three months ended December 31, 2001 was $0.7 million, a decrease of $0.3 million from the corresponding period of the prior year. The decrease in operating income primarily resulted from decreased gross profits associated with lower sales levels from our land-based seismic products. Such decrease in operating income was partially offset by an increase in operating income from (i) our reservoir characterization products and services,
(ii) our marine-based seismic products and (iii) the acquisition and consolidation of OYO-GEO Impulse.

International Business Development Initiative

     Effective November 8, 2001, the Company increased its equity ownership from 44% to 85% in a Russian joint venture formed more than ten years ago with Geophyspribor Ufa Production Association, Bank Vostock and Chori Co., Ltd. Since the increase in ownership, the operating results of the reorganized entity, now known as OYO-GEO Impulse International LLC ("OYO-GEO Impulse"), have been consolidated with those of the Company. Geophyspibor Ufa Production Association and Chori Co., Ltd. will continue as minority equity holders of OYO-GEO Impulse.

     In exchange for the additional equity ownership, the Company forgave a debt of $1.2 million owed to it by OYO-GEO Impulse. At the time of the acquisition, the Company's basis in the receivable and related equity investment was $0 as such items were written-off in 1994.

     In accordance with the provision of SFAS 141, the Company recorded an extraordinary gain of $686,000, net of income taxes of $85,000. This extraordinary gain resulted from the write-off of negative goodwill associated with the acquisition of the additional equity interest of OYO-GEO Impulse.

Commercial Graphics

     Our commercial graphics business segment manufactures and sells thermal imaging equipment and distributes dry thermal film primarily to the screen print, point of sale, signage and textile market sectors. This business segment has some sales to customers in the seismic industry.

Revenue

     Sales of our commercial graphics products for the three months ended December 31, 2001 decreased $0.1 million, or 3.2% from the corresponding period of the prior year. Such decrease is primarily due to decreased sales of equipment, partially offset by increased sales of dry thermal film products resulting from the EcoPRO acquisition.

Operating Income

     The operating income for the three months ended December 31, 2001 was virtually unchanged from the corresponding period of the prior year. The operating margin improvement resulted from improving gross profits resulting from increased sales of dry thermal film.

Liquidity and Capital Resources

     At December 31, 2001, we had $1.0 million in cash and cash equivalents. For the three months ended December 31, 2001, we used approximately $5.0 million of cash in operating activities principally resulting from increases in accounts receivable and inventories and decreases in account payable and accrued expenses.

     For the three months ended December 31, 2001, we used approximately $246,000 of cash in investing activities primarily resulting from $1.2 million of capital expenditures. Such amount was offset by $0.9 million of cash we received through the acquisition of an additional interest in, and consolidation of, OYO-GEO Impulse. We estimate that our capital expenditures in fiscal year 2002 will range between $4.0 to $5.0 million, which we expect to fund through operating cash flows and borrowings under our credit facilities.

     For the three months ended December 31, 2001, we generated approximately $5.4 million of cash from financing activities primarily resulting from borrowings under our credit facilities with the bank.

     We have a working capital line of credit pursuant to which we can borrow up to $10.0 million secured by our accounts receivable and inventory (the "Credit Agreement"). The Credit Agreement, as amended, expires in January 2003. Borrowings under the Credit Agreement are subject to borrowing base restrictions based on (i) consolidated net income plus consolidated interest expense, income taxes, depreciation and amortization and (ii) levels of eligible accounts receivable and inventories. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial amounts and contains other covenants customary in agreements of this type. As of December 31, 2001 there were borrowings of $6.3 million outstanding under the Credit Agreement, and additional borrowings available under the Credit Agreement of $2.3 million. The borrowing interest rate at December 31, 2001 was 4.75%.

     We recently amended our Credit Agreement to expire in January 2003. In connection with this amendment, our borrowing interest rate has become the bank's prime rate with a minimum rate of 5%. In addition, we arranged for an additional promissory note of $2.5 million ("Additional Note") to assist the Company with the funding of several long-term projects. The Additional Note has a fixed borrowing rate of 8% and expires on July 15, 2002.

Purchase of Intellectual Property Rights

     A private corporation headquartered in New York State is currently the primary supplier of dry thermal film used by our customers in the thermal imaging equipment we manufacture (the "Primary Film Supplier"). We also have a secondary supplier of dry thermal film headquartered in Europe. We know of no other supplier of dry thermal film for our thermal imaging equipment. While alternate suppliers might be able to provide dry thermal film, such film has not historically performed as well in our thermal imaging equipment.

     We are presently evaluating and working on an opportunity to purchase certain intellectual property rights from our Primary Film Supplier for $2.0 million. Such purchase will give us exclusive ownership of all technology used by the Primary Film Supplier to manufacture dry thermal film used in the thermal imaging equipment we manufacture. Such purchase includes technology currently existing and any technology hereinafter developed by the Primary Film Supplier. In connection with the purchase, we expect to license the technology to the Primary Film Supplier on a perpetual basis, so long as it can meet predefined quality and delivery requirements. Should the Primary Film Supplier not meet such requirements, we expect to have the right to license any third party to manufacture dry thermal film. Should we conclude the purchase of this technology, we expect to receive favorable price concessions from the Primary Film Supplier. The proceeds from the sale are intended to be used by the Primary Film Supplier to fund its working capital needs, thereby enabling it to continue supplying dry thermal film to us for distribution to our customers. We have no assurance that the pending transaction with the Primary Film Supplier will close or if it does close, that it will assure us a continued supply of dry thermal film for the foreseeable future or that our Primary Film Supplier will use the funds for working capital purposes.

     We have received a large order and strong indications of interest for additional orders from customers to deliver deepwater reservoir characterization systems. At December 31, 2001, we have capitalized inventory work-in-process costs of $9.7 million in connection with these projects. Decisions by customers regarding the timing, nature and size of purchases for deepwater characterization systems could significantly impact our liquidity and results of operations, particularly if orders were cancelled, modified or delayed and if anticipated orders do not occur as expected.

     We believe that the combination of existing cash reserves, cash flows from operations and borrowing availability under our existing credit facilities should provide us sufficient capital resources and liquidity to fund the pending acquisition of intellectual property rights from our Primary Film Supplier and our planned operations through fiscal year 2002. However, there can be no assurance that such sources of capital will be sufficient to support our capital requirements in the long-term, and we may be required to issue additional debt or equity securities in the future to meet our capital requirements. There can be no assurance we would be able to issue additional equity or debt securities in the future on terms that are acceptable to the Company or at all.

Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The Company adopted the provisions of SFAS 141 effective October 1, 2001. Among the provisions of SFAS 141 is the requirement to record as an extraordinary gain all negative goodwill resulting from new business combinations. As a result, the Company recorded an extraordinary gain of $686,000 relating to the acquisition of the additional interest in the Russian joint venture in November 2001.

     Also in July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment; or more frequently if impairment is indicated. Intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives; however, no maximum life applies. The Company will adopt the provisions of SFAS 142 effective in its fiscal year beginning October 1, 2002. At December 31, 2001, the Company had goodwill, net of accumulated amortization, of $2.0 million.

Forward Looking Statements and Risks

     Certain of the statements we make in this document and in documents incorporated by reference herein, including those made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such statements include projections of our expectations regarding our future capital expenditures, product lines, growth of product markets and other statements that relate to future events or circumstances. These statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied by such forward-looking statements, including the risks and factors described below. You are cautioned to consider the following factors and risks in connection with evaluating any such forward-looking statements or otherwise evaluating an investment in our company.

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

     In particular, we have incurred substantial expenditures to develop our recently introduced HDSeis(TM) product line for borehole and reservoir characterization applications. For a discussion of particular factors and risks relating to projects in the reservoir characterization area, see the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Industry Overview" in this Report on Form 10-Q. We cannot assure you that we will realize our expectations regarding market acceptance and revenues from these products and services.

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

     Our estimates as to future results and industry trends described in this document are based on assumptions regarding the future level of seismic exploration activity and its effect on the demand and pricing of our products and services. In analyzing the market and its impact on us, we have made the following assumptions for fiscal year 2002:

          o Oil and gas prices will, on average, be weaker than fiscal year 2001. As a result, seismic exploration activity will decrease.

          o Demand for seismic instruments and equipment will decline from fiscal year 2001 levels.

          o Demand for our new high definition reservoir characterization products and services will increase as those products and services become known to the industry and as the need for reservoir characterization technology increases.

          o    Deep-water marine seismic activity will remain constrained.

          o Demand for our products used in the commercial graphics industry will increase with continued market acceptance and new product introductions.

          o Pricing for many of our products will continue to be subject to pricing pressures due to seismic industry customer consolidations and competition as the seismic industry enters another economic downturn.

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

Our Credit Risks Could Increase as our Customers Continue to Face Difficult Economic Circumstances.

     We believe and have assumed that our allowance for bad debts at December 31, 2001 is adequate in light of known circumstances. However, we cannot assure you that sufficient aggregate amounts of uncollectible receivables and bad debt write-offs will not have a material adverse effect on our future results of operations. Many of our customers have suffered from lower revenues and experienced liquidity challenges resulting from the economic difficulties throughout our industry. We have in the past incurred significant write-offs in our accounts receivable due to customer credit problems. We have found it necessary from time to time to extend trade credit to long-term customers and others where some risks of nonpayment or late payment exist. Given recent industry conditions, some of our customers have experienced a liquidity difficulty, which increases those credit risks. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources", contained in this Report on Form 10-Q.

Demand for Our Products is Volatile.

     Demand for our products depends primarily on the level of worldwide oil and gas exploration activity. That activity, in turn, depends primarily on prevailing oil and gas prices. Historically, the markets for oil and gas have been volatile, and those markets are likely to continue to be volatile. Oil and gas prices are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond our control. These factors include the level of consumer demand, weather conditions, domestic and foreign governmental regulations, price and availability of alternative fuels, political conditions in the Middle East and other significant oil-producing regions, foreign supply of oil and gas, price of foreign imports and overall economic conditions. Continued low demand for our products could materially and adversely affect our results of operations and liquidity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Industry Overview".

We Have a Relatively Small Public Float, and Our Stock Price May be Volatile.

     We have approximately 2.4 million shares outstanding held by nonaffiliates. This small float results in a relatively illiquid market for our common stock. Our average daily trading volume during fiscal year 2001 has been around 5,000 shares. Our small float and daily trading volumes may result in greater volatility of our stock price.

Our Industry is Characterized by Rapid Technological Evolution and Product Obsolescence.

     Our instruments and equipment are constantly undergoing rapid technological improvement. Our future success depends on our ability to continue to:

          o  improve our existing product lines;
          o  address the increasingly sophisticated needs of our customers;
          o  maintain a reputation for technological leadership;
          o  maintain market acceptance;
          o  anticipate changes in technology and industry standards; and
          o  respond to technological developments on a timely basis.

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

We Have a Limited Market.

     In our seismic business segment, we market our products to contractors and large, independent and government-owned oil and gas companies. We estimate that, based on published industry sources, fewer than 100 seismic contracting companies are currently operating worldwide (excluding those operating in Russia and the former Soviet Union, India, the People's Republic of China and certain Eastern European countries, where seismic data acquisition activity is difficult to verify). We estimate that fewer than ten seismic contractors are engaged in marine seismic exploration. In November 2001, two of our largest seismic customers (Petroleum Geo-Services ASA and Veritas DGC Inc.), announced plans to merge. Due to these market factors, a relatively small number of customers have accounted for most of our sales. The loss of a small number of these customers could materially and adversely impact our sales.

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

     The Primary Film Supplier, a private corporation headquartered in New York State, is currently the primary supplier of dry thermal film used by our customers in the thermal imaging equipment we manufacture. We also have a secondary supplier of dry thermal film headquartered in Europe. We know of no other supplier of dry thermal film for our thermal imaging equipment. While alternate suppliers might be able to provide dry thermal film, such film has not historically performed as well in our thermal imaging equipment.

     We are presently evaluating and working on an opportunity to purchase certain intellectual property rights from our Primary Film Supplier for $2.0 million. Such purchase will give us exclusive ownership of all technology used by the Primary Film Supplier to manufacture dry thermal film used in the thermal imaging equipment we manufacture. Such purchase includes technology currently existing and any technology hereinafter developed by the Primary Film Supplier. In connection with the purchase, we expect to license the technology to the Primary Film Supplier on a perpetual basis, so long as it can meet predefined quality and delivery requirements. Should the Primary Film Supplier not meet such requirements, we expect to have the right to license any third party to manufacture dry thermal film. Should we conclude the purchase of this technology, we expect to receive favorable price concessions from the Primary Film Supplier. The proceeds from the sale are intended to be used by the Primary Film Supplier to fund its working capital needs, thereby enabling it to continue supplying dry thermal film to us for distribution to our customers. We have no assurance that the pending transaction with the Primary Film Supplier will close or if it does close, that it will assure us a continued supply of dry thermal film for the foreseeable future, or that our Primary Film Supplier will use the funds for working capital purposes.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

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

Foreign Currency Exchange Rate Risk

     We purchase printheads from OYO Corporation whereby such purchases are denominated in Japanese Yen. We routinely attempt to hedge our currency exposure on these purchases by entering into foreign currency forward contracts with a bank. The purpose of entering into these forward hedge contracts is to eliminate variability of cash flows associated with foreign currency exposure risk on amounts payable in Japanese Yen. Under SFAS No. 133 and related interpretations, our forward contracts with the bank are considered derivatives. SFAS No. 133, which is effective for our fiscal year 2001, requires that we record these foreign currency forward contracts on the balance sheet and mark them to fair value at each reporting date. Resulting gains and losses are reflected in income and were not material for our fiscal quarter ended December 31, 2001.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      The following exhibits are filed with this Quarterly Report.

10.1 Second Amendment to Loan Agreement, dated as of January 15, 2002, by and between Concord Technologies, LP, Geospace Engineering Resources International, LP, Geo Space, LP, OYO Instruments, LP and OYOG Operations, LP and Southwest Bank of Texas, N.A.

10.2 Promissory Note A, dated January 15, 2002, made by Concord Technologies, LP, Geospace Engineering Resources International, LP, Geo Space, LP, OYO Instruments, LP and OYOG Operations, LP payable to the order of Southwest Bank of Texas, N.A.

10.3 Promissory Note B, dated January 15, 2002, made by Concord Technologies, LP, Geospace Engineering Resources International, LP, Geo Space, LP, OYO Instruments, LP and OYOG Operations, LP payable to the order of Southwest Bank of Texas, N.A.

(b) The Company did not file any reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       OYO GEOSPACE CORPORATION



Date: February 12, 2002                By: /s/ GARY D. OWENS
                                           -------------------------------------
                                           Gary D. Owens, Chairman of the Board
                                           President and Chief Executive Officer
                                                 (duly authorized officer)




Date: February 12, 2002                By: /s/ THOMAS T. MCENTIRE
                                           -------------------------------------
                                                    Thomas T. McEntire
                                                  Chief Financial Officer
                                               (principal financial officer)