Form 10-Q
period 2002-03-31
OYO GEOSPACE CORP
filed 2002-05-13
CIK 1001115

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2002

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

There were 5,546,795 shares of the Registrant's Common Stock outstanding as of the close of business on May 10, 2002.

================================================================================

                                Table of Contents

PART I.  FINANCIAL INFORMATION

                                                                                                   Page
                                                                                                  Number
                                                                                                  ------
Item 1. Financial Statements                                                                         3

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        of Operations                                                                               12

Item 3. Quantitative and Qualitative Disclosures about Market Risks                                 23


PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders                                         25

Item 6. Exhibits and Reports on Form 8-K                                                            25


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                    OYO GEOSPACE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                           ASSETS                                       March 31, 2002           September 30, 2001
                                                                        --------------           ------------------
                                                                         (unaudited)
Current assets:
    Cash and cash equivalents..........................................   $   1,156                  $     882
    Trade accounts and notes receivable, net...........................      11,243                     11,539
    Inventories........................................................      32,004                     28,737
    Deferred income tax................................................       1,430                      1,152
    Prepaid expenses and other.........................................       1,882                      1,299
                                                                          ---------                  ---------
         Total current assets..........................................      47,715                     43,609

Rental equipment, net..................................................       2,481                      2,075
Property, plant and equipment, net.....................................      19,211                     20,307
Goodwill and other intangible assets, net..............................       4,565                      4,775
Deferred income tax....................................................         419                        340
Other assets...........................................................       1,563                      1,982
                                                                          ---------                  ---------
         Total assets..................................................   $  75,954                  $  73,088
                                                                          =========                  =========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable and current maturities of long-term debt.............   $   5,680                  $   1,033
    Accounts payable...................................................       3,290                      4,984
    Accrued expenses and other.........................................       3,140                      4,047
    Deferred revenue...................................................       4,959                      4,859
    Income tax payable.................................................          86                        235
                                                                          ---------                  ---------
         Total current liabilities.....................................      17,155                     15,158

Long-term debt.........................................................       3,660                      3,772
Deferred income tax....................................................       1,416                      1,367
                                                                          ---------                  ---------
         Total liabilities.............................................      22,231                     20,297
                                                                          ---------                  ---------

Minority interest in consolidated subsidiary...........................         257                         --

Stockholders' equity:
    Preferred stock....................................................          --                         --
    Common stock.......................................................          55                         55
    Additional paid-in capital.........................................      30,631                     30,530
    Retained earnings..................................................      23,780                     23,213
    Accumulated other comprehensive loss...............................        (986)                      (865)
    Unearned compensation-restricted stock awards......................         (14)                      (142)
                                                                          ---------                  ---------
         Total stockholders' equity....................................      53,466                     52,791
                                                                          ---------                  ---------
         Total liabilities and stockholders' equity....................   $  75,954                  $  73,088
                                                                          =========                  =========

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                    OYO GEOSPACE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)
                                   (unaudited)

                                                        Three Months Ended                        Six Months Ended
                                                ----------------------------------        ----------------------------------
                                                March 31, 2002      March 31, 2001        March 31, 2002      March 31, 2001
                                                --------------      --------------        --------------      --------------
Sales ......................................     $   13,833          $   16,928             $   26,733         $   31,895
Cost of sales...............................          8,978              11,401                 17,843             21,509
                                                 ----------          ----------             ----------         ----------
Gross profit................................          4,855               5,527                  8,890             10,386

Operating expenses:
    Selling, general and administrative.....          3,163               3,262                  6,039              6,244
    Research and development................          1,437               1,449                  2,517              2,918
                                                 ----------          ----------             ----------         ----------
         Total operating expenses...........          4,600               4,711                  8,556              9,162
                                                 ----------          ----------             ----------         ----------
Income from operations......................            255                 816                    334              1,224

Other income (expense):
    Interest expense........................           (163)                (94)                  (314)              (174)
    Interest income.........................             47                  74                     97                108
    Other, net..............................           (281)                (36)                  (276)               (12)
                                                 ----------          ----------             ----------         ----------
         Total other expense, net...........           (397)                (56)                  (493)               (78)
                                                 ----------          ----------             ----------         ----------
Income (loss) before income taxes,
     minority interest and extraordinary gain          (142)                760                  (159)              1,146
Income tax expense (benefit)................           (115)                203                  (122)                318
                                                 ----------          ----------             ----------         ----------
Income (loss) before minority interest
     and extraordinary gain.................            (27)                557                   (37)                828
Minority interest...........................            (53)                 --                   (82)                 --
                                                 ----------          ----------             ----------         ----------
Income (loss) before extraordinary gain.....            (80)                557                  (119)                828
Extraordinary gain, net of tax of $85.......             --                 --                    686                  --
                                                 ----------          ----------             ----------         ----------
Net income (loss)...........................     $      (80)         $      557             $      567         $      828
                                                 ==========          ==========             ==========         ==========
Basic earnings per share:
   Income (loss) before extraordinary item..     $    (0.01)         $     0.10             $   (0.02)         $     0.15
   Extraordinary gain.......................             --                  --                  0.12                  --
                                                 ----------          ----------             ----------         ----------
   Net income (loss)........................     $    (0.01)         $     0.10             $     0.10         $     0.15
                                                 ==========          ==========             ==========         ==========
Diluted earnings per share:
   Income (loss) before extraordinary item..     $    (0.01)         $     0.10             $   (0.02)         $     0.15
   Extraordinary gain.......................             --                  --                   0.12                 --
                                                 ----------          ----------             ----------         ----------
   Net income (loss)........................     $    (0.01)         $     0.10             $     0.10         $     0.15
                                                 ==========          ==========             ==========         ==========
Weighted average shares outstanding - Basic       5,537,409           5,487,990              5,526,406          5,475,435
                                                 ==========          ==========             ==========         ==========
Weighted average shares outstanding - Diluted     5,537,409           5,633,476              5,539,824          5,600,456
                                                 ==========          ==========             ==========         ==========

        The accompanying notes are an integral part of the consolidated financial statements.

                    OYO GEOSPACE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                     Six Months             Six Months
                                                                        Ended                  Ended
                                                                   March 31, 2002         March 31, 2001
                                                                   --------------         --------------
Cash flows from operating activities:
    Net income................................................        $      567             $      828
    Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
       Deferred income tax expense (benefit)..................              (308)                   484
       Depreciation and amortization..........................             2,231                  2,053
       Amortization of restricted stock awards................               128                    233
       Extraordinary gain.....................................              (686)                    --
       Minority interest......................................                82                     --
       Bad debt expense.......................................               429                     17
       Effects of changes in operating assets and liabilities:
       Trade accounts and notes receivable....................               432                 (5,184)
       Inventories............................................            (2,581)                (2,351)
       Prepaid expenses and other assets......................              (357)                 1,065
       Accounts payable.......................................            (1,786)                  (298)
       Accrued expenses and other.............................            (1,775)                 5,223
       Income tax payable.....................................              (234)                    33
                                                                      ----------             ----------
         Net cash provided by (used in) operating activities..            (3,858)                 2,103
                                                                      ----------             ----------
Cash flows from investing activities:
    Capital expenditures......................................            (1,577)                (2,519)
    Investment in business acquisition, net of cash acquired..               913                 (2,000)
    Proceeds from sale of equipment...........................               305                      2
                                                                      ----------             ----------
         Net cash used in investing activities................              (359)                (4,517)
                                                                      ----------             ----------
Cash flows from financing activities:
    Increase in notes payable.................................            15,601                 13,613
    Principal payments on notes payable.......................           (11,065)               (13,709)
    Proceeds from exercise of stock options...................                76                    141
                                                                      ----------             ----------
         Net cash provided by financing activities............             4,612                     45
                                                                      ----------             ----------
Effect of exchange rate changes on cash.......................              (121)                  (250)
                                                                      ----------             ----------
Increase (decrease) in cash and cash equivalents..............               274                 (2,619)
Cash and cash equivalents, beginning of period................               882                  3,989
                                                                      ----------             ----------
Cash and cash equivalents, end of period......................        $    1,156             $    1,370
                                                                      ==========             ==========


        The accompanying notes are an integral part of the consolidated financial statements.

                    OYO GEOSPACE CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.   Basis of Presentation

     The consolidated balance sheet of OYO Geospace Corporation and its subsidiaries (the "Company") at September 30, 2001 has been derived from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 2002 and the consolidated statements of operations for the three months and six months ended March 31, 2002 and 2001, and the consolidated statements of cash flows for the six months ended March 31, 2002 and 2001, have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the three months and six months ended March 31, 2002 are not necessarily indicative of the operating results for a full year or of future operations.

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

     Revenue is primarily derived from the sale, and short-term rental under operating lease, of seismic instruments and equipment and commercial graphics products. Sales revenues are recognized when the products are shipped and title and risk of loss have passed to the customer. Rental revenues are recognized as earned over the rental period. Short-term rentals of the Company's equipment generally range from daily rentals to rental periods of up to six months. Products are generally sold without any customer acceptance provisions and the Company's standard terms of sale do not allow its customers to return products. The Company's products generally do not require installation assistance or sophisticated instruction. The Company offers a standard product warranty obligating it to repair or replace equipment with manufacturing defects. The Company maintains a reserve for future warranty costs based on historical experience.

     The Company expenses research and development costs as incurred.

     The Company records a write-down of its inventory when the cost basis of any manufactured product (including any estimated future costs to complete the manufacturing process) exceeds its net realizable value.

     In November 2001, the Company acquired an additional equity interest in a Russian joint venture; thereby, increasing its ownership percentage from 44% to 85%. As a result of this acquisition, the Company records minority interest expense or income, reflecting the portion of earnings or loss, respectively, of the majority-owned operations allocated to the minority interest partners. For additional information, see Note 6 to the Consolidated Financial Statements contained in this Report on Form 10-Q.

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The Company adopted the provisions of SFAS 141 effective October 1, 2001. Among the provisions of SFAS 141 is the requirement to record as an extraordinary gain all negative goodwill resulting from new business combinations. As a result, the Company recorded an extraordinary gain of $686,000 relating to the acquisition of the Russian joint venture in November 2001.

     Also in July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment; or more frequently if impairment is indicated. Intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives; however, no maximum life applies. The Company will adopt the provisions of SFAS 142 effective in its fiscal year 2003, beginning October 1, 2002. At March 31, 2002, the Company had

                    OYO GEOSPACE CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

goodwill, net of accumulated amortization, of $1.9 million. Management is currently evaluating the impact of SFAS 142 on the Company's financial position and results of operations.

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

2.   Earnings Per Common Share

     The following table summarizes the calculation of net earnings and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings per share (in thousands, except per share data):


                                                       Three Months Ended                      Six Months Ended
                                                ---------------------------------     ---------------------------------
                                                March 31, 2002     March 31, 2001     March 31, 2002     March 31, 2001
                                                --------------     --------------     --------------     --------------
Income (loss) before extraordinary gain......     $     (80)         $     557            $    (119)          $     828
Extraordinary gain...........................            --                 --                  686                  --
                                                  ---------          ---------            ---------           ---------
Net earnings (loss) available to common
  stockholders...............................     $     (80)         $     557            $     567           $     828
                                                  =========          =========            =========           =========
Weighted average common shares outstanding...     5,537,409          5,487,990            5,526,406           5,475,435
Weighted average common share equivalents
  outstanding................................            --            145,486               13,418             125,021
                                                  ---------          ---------            ---------           ---------
Weighted average common shares and common
   share equivalents outstanding.............     5,537,409          5,633,476            5,539,824           5,600,456
                                                  =========          =========            =========           =========
Basic Earnings Per Share:
    Income (loss) before extraordinary gain..     $   (0.01)         $    0.10            $   (0.02)          $    0.15
    Extraordinary gain.......................            --                 --                 0.12                  --
                                                  ---------          ---------            ---------           ---------
Net income (loss)............................     $   (0.01)         $    0.10            $    0.10           $    0.15
                                                  ---------          ---------            ---------           ---------
Diluted earnings per common share:
    Income (loss) before extraordinary gain..     $   (0.01)         $    0.10            $   (0.02)          $    0.15
    Extraordinary gain.......................            --                 --                 0.12                  --
                                                  ---------          ---------            ---------           ---------
Net income (loss)............................     $   (0.01)         $    0.10            $    0.10           $    0.15
                                                  =========          =========            =========           =========

                    OYO GEOSPACE CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3.       Comprehensive Income

     Comprehensive income includes all changes in a company's equity, except those resulting from investments by and distributions to owners. The following table summarizes the components of comprehensive income (in thousands):

                                                       Three Months Ended                    Six Months Ended
                                                -------------------------------      --------------------------------
                                                March 31, 2002   March 31, 2001      March 31, 2002    March 31, 2001
                                                --------------   --------------      --------------    --------------
Net income (loss)...........................    $         (80)    $       557        $        567      $       828
Foreign currency translation adjustments....              (55)           (266)               (121)            (250)
                                                --------------    -----------        ------------       ----------
Total comprehensive income (loss)...........    $        (135)    $       291        $        446       $      578
                                                =============     ===========        ============       ==========

4.   Trade Accounts and Notes Receivable

     Trade accounts and notes receivable consisted of the following (in thousands):

                                                   March 31, 2002   September 30, 2001
                                                   --------------   ------------------
Trade accounts receivable.........................   $  10,118          $   9,566
Trade notes receivable............................       2,042              2,443
Allowance for doubtful accounts and notes.........        (917)              (470)
                                                     ---------          ---------
                                                     $  11,243          $  11,539
                                                     =========          =========

5.   Inventories

     Inventories consisted of the following (in thousands):

                                  March  31,  2002    September 30, 2001
                                  ----------------    ------------------
  Finished goods..................    $  4,256            $   3,649
  Work-in-process.................      12,849                9,653
  Raw materials...................      14,899               15,435
                                      --------            ---------
                                      $ 32,004            $  28,737
                                      ========            =========

     As previously reported, the Company has received a large order from a customer to deliver a deepwater reservoir characterization system. This order has not been formalized into a written definitive contract. The Company has been operating on the assumption that its agreements pertaining to this order are reflected in a letter of intent and numerous subsequent exchanges of communication, and the Company has received a substantial progress payment on this order. Because the Company has not formalized this order into a single, definitive written contract, it faces the risk that any disputes arising out of the order will be resolved in a manner and with a reference to terms that the Company did not agree to and which are unfavorable to it. The Company is not aware of any disputes or the basis for any dispute at this time. The Company has very recently reached preliminary agreements with respect to delivery of ownership of this large order in the near future in return for which it will receive additional payments of approximately $11 million over approximately the next fifteen months. While the timing of the system's installation is uncertain, the Company will continue to have certain warranty exposures relating to the successful operation of the system once it is deployed. In that regard, approximately $3 million of the system's sales proceeds will be held back by the ultimate customer until December 31, 2003. Other details as to the closing out of this order are being

                    OYO GEOSPACE CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

discussed and are expected to be reflected in a final document, as will the final terms of the Company's preliminary agreements outlined above.

     At March 31, 2002, the Company had capitalized inventory work-in-process costs of approximately $11 million in connection with the manufacturing of deepwater reservoir characterization systems. The Company has received a $4.9 million progress payment from the customer in connection with the large order. The Company has received $0.1 million from a different customer related to an indication of an order. These payments are classified as deferred revenue on the Company's balance sheet.

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

     The Company restructured its participation in the Russian joint venture in order to broaden production capabilities, reduce production costs and increase our market scope internationally. In exchange for the additional equity ownership, the Company forgave a debt of $1.2 million owed to it by OYO-GEO Impulse. At the time of the acquisition, the Company's basis in the receivable and related equity investment was $0 as such items were written-off in 1994.

     In accordance with the provisions of SFAS 141, the Company recorded an extraordinary gain of $686,000, net of income taxes of $85,000. This extraordinary gain resulted from the write-off of negative goodwill associated with the acquisition of the additional equity interest of OYO-GEO Impulse.

     The allocation of the purchase price and a reconciliation of the purchase price to the cash provided by business acquisitions follows:

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
                                                                     =======

                    OYO GEOSPACE CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

                                                       Three Months Ended                 Six Months Ended
                                                ------------------------------      ------------------------------
                                                March 31, 2002  March 31, 2001      March 31, 2002  March 31, 2001
                                                --------------  --------------      --------------  --------------
Net sales:
    Seismic.................................     $     10,146      $   13,561         $    20,109        $  25,446
    Commercial graphics.....................            3,710           3,396               6,711            6,496
    Eliminations............................              (23)            (29)                (87)             (47)
                                                 ------------      ----------         -----------        ---------
    Total...................................     $     13,833      $   16,928         $    26,733        $  31,895
                                                 ============      ==========         ===========        =========
Income (loss) from operations:
    Seismic.................................     $        631      $    2,325         $     1,287        $   3,239
    Commercial graphics.....................              647            (461)                999             (111)
    Corporate...............................           (1,023)         (1,048)             (1,952)          (1,904)
                                                 ------------      ----------         -----------        ---------
    Total...................................     $        255      $      816         $       334        $   1,224
                                                 ============      ==========         ===========        =========


                                                March 31, 2002  September 30, 2001
                                                --------------  ------------------
Total assets:
     Seismic................................        $  60,096       $  56,968
     Commercial graphics....................           11,426          11,059
     Corporate..............................            4,432           5,061
                                                    ---------     -----------
                                                    $  75,954       $  73,088
                                                    =========       =========

8.   Credit Agreement

    The Company has a working line of credit pursuant to which it can borrow up to $10.0 million secured by its accounts receivable and inventory (the "Credit Agreement"). The Credit Agreement, as amended, expires in January 2003. Borrowings under the Credit Agreement are subject to borrowing base restrictions based on (i) consolidated net income plus consolidated interest expense, income taxes, depreciation and amortization and (ii) levels of eligible accounts receivable and inventories. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial amounts and contains other covenants customary in agreements of this type. As of March 31, 2002 there were borrowings of $5.5 million outstanding under the Credit Agreement. Based on the levels of eligible accounts receivable and inventories, the Company had additional borrowings available under the Credit Agreement of $1.3 million. The borrowing interest rate at March 31, 2002 was 5.0%.

    The Company amended its Credit Agreement to expire in January 2003. In connection with this amendment, the Company's borrowing interest rate has become the bank's prime rate with a minimum rate of 5.0%. In addition, the Company arranged for an additional promissory note of $2.5 million ("Additional Note") to assist the Company with

                    OYO GEOSPACE CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

the funding of several long-term projects. As of March 31, 2002 there were no borrowings outstanding under the Additional Note, and additional borrowings available under the Additional Note of $2.5 million. The Additional Note has a fixed borrowing rate of 8.0% and matures on July 15, 2002.

9.   Subsequent Events

     A private corporation headquartered in New York State is currently the primary supplier of dry thermal film used by the Company's customers in the thermal imaging equipment that the Company manufactures (the "Primary Film Supplier"). In April 2002, the Company purchased certain intellectual property rights from its Primary Film Supplier for $2.0 million. Such purchase gives the Company exclusive ownership of all technology used by the Primary Film Supplier to manufacture dry thermal film used in the thermal imaging equipment the Company manufactures. Such purchase includes technology currently existing and any dry thermal film technology later developed by the Primary Film Supplier for use in the Company's equipment. In connection with the purchase, the Company licensed the technology to the Primary Film Supplier on a perpetual basis, so long as it can meet predefined quality and delivery requirements. Should the Primary Film Supplier not meet such requirements, the Company has the right to license to any third party the right to manufacture dry thermal film. The Company and the Primary Film Supplier have also entered into an amended supply agreement pursuant to which the Primary Film Supplier provides the Company with dry thermal film.

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

    While orders for our products can vary substantially from quarter to quarter, reservoir characterization projects, especially deepwater projects, require the use of more equipment over a longer period of time than is required by conventional surface seismic systems. Revenue recognition in accordance with generally accepted accounting principles for these large-scale projects has the potential to result in substantial fluctuations in quarterly performance. These variations may impact our operating results and cash flow, manufacturing capability and expense levels in any given quarter.

    As previously reported, we have received a large order and strong indications of interest for additional orders from customers to deliver deepwater reservoir characterization systems. Such orders and indications have a combined sales price of approximately $24 million. To date, these orders and indications have not been formalized into written definitive contracts. In the case of the large order, we have been operating on the assumption that our agreements are reflected in a letter of intent and numerous subsequent exchanges of communication, and we have received a substantial progress payment on the order. Because we have not formalized this order into a single, definitive written contract, we face the risk that any disputes arising out of the order will be resolved in a manner and with a reference to terms that we did not agree to and which are unfavorable to us. We are not aware of any disputes or the basis for any dispute at this time. We have very recently reached preliminary agreements with respect to delivery of ownership of the large order in the near future in return for which we will receive additional payments of approximately $11 million over approximately the next fifteen months. While the timing of the system's installation is uncertain, we will continue to have certain warranty exposures relating to the successful operation of the system once it is deployed. In that regard, approximately $3 million of the system's sales proceeds will be held back by the ultimate customer until December 31, 2003. Other details as to the closing out of this order are being discussed and are expected to be reflected in a final document, as will the final terms of our preliminary agreement outlined above.

    At March 31, 2002, we had capitalized inventory work-in-process costs of approximately $11 million in connection with these orders and indications. We have received a $4.9 million progress payment from the customer in connection with the large order. We have received $0.1 million from a different customer related to an indication of an order. These payments are classified as deferred revenue on our balance sheet.

    Because of the scale and nature of these projects, there may be delays in their implementation and uncertainties about their final course. As a result, we are unable at present to predict the impact of such projects on our business and financial results and condition. We continue to believe, however, that our reservoir characterization systems, including the systems related to the large order and similar indications of interest, are important new technologies in our industry and will be important to our success in the future.

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

    In fiscal 2001, we expanded this segment by acquiring EcoPRO, a dry thermal film distribution business, and by altering the marketing focus of our European subsidiary. In April 2002, we further expanded this segment by purchasing certain intellectual property associated with the manufacture of dry thermal film from the Primary Film Supplier.

Results of Operations

     We report and evaluate financial information for two segments: Seismic and Commercial Graphics. Summary financial data by business segment follows:

                                                       Three Months Ended                    Six Months Ended
                                                  ------------------------------     --------------------------------
                                                  March 31, 2002  March 31, 2001     March 31, 2002    March 31, 2001
                                                  --------------  --------------     --------------    --------------
Seismic
    Revenue...................................      $  10,146       $  13,561           $  20,109        $  25,446
    Operating income..........................            631           2,325               1,287            3,239

Commercial Graphics
    Revenue...................................          3,710           3,396               6,711            6,496
    Operating income (loss)...................            647           (461)                 999             (111)

Corporate
    Revenue...................................             --              --                  --               --
    Operating loss............................         (1,023)         (1,048)             (1,952)          (1,904)
                                                                                                -
Eliminations
    Revenue...................................            (23)            (29)                (87)             (47)
    Operating income..........................             --              --                  --               --

Consolidated Totals
    Revenue...................................         13,833          16,928              26,733           31,895
    Operating income..........................            255             816                 334            1,224

Overview

Second Quarter of Fiscal Year 2002 Compared to Second Quarter of Fiscal Year
2001.

    Consolidated sales for the three months and six months ended March 31, 2002 decreased $3.1 million, or 18.3% and $5.2 million, or 16.2%, respectively, from the corresponding periods of the prior fiscal year. The decrease in sales was due to a declining demand for traditional land seismic equipment, due to a sharp contraction in seismic crew activity. Sales of our marine seismic products and our commercial graphics products increased during the quarter, but only partially offsetting the decline in market demand for our traditional land-based product lines.

    Consolidated gross profits for the three months and six months ended March 31, 2002 decreased by $0.7 million, or 12.1% and $1.5 million, or 14.4%, respectively, from the corresponding periods of the prior year. The lower gross profits resulted from lower sales levels primarily resulting from deterioration in the demand for our land-based seismic products. Consolidated gross profit margins improved due to increased sales of our marine-based seismic and commercial graphics products. These product categories generally have higher gross profit margins than our land-based seismic products.

    Consolidated operating expenses for the three months and six months ended March 31, 2002 decreased $0.1 million, or 2.4% and $0.6 million, or 6.6%, respectively, from the corresponding periods of the prior fiscal year. The lower expenses are a result of an effort by the Company to reduce expenses during a period of declining revenues. The Company significantly reduced its workforce in its land-based seismic manufacturing operations.

    The effective tax rate for the three months and six months ended March 31, 2002 was 81.2% and 76.7%, respectively. The effective tax rate for the three months and six months ended March 31, 2001 was 26.7% and 27.8%, respectively. The effective tax rate for these same periods varied from the statutory rate of 34% primarily due to recording benefits of $60,000 and $57,000, respectively, related to a change in estimate of our year end tax accrual to the subsequently filed United States tax return. We have also recorded a tax expense of $85,000 related to an extraordinary gain that occurred in the first quarter of 2002.

Seismic

    Our seismic product lines currently consist of geophones and hydrophones, including multi-component geophones and hydrophones, seismic leader wire, geophone string connectors, seismic telemetry cable, high definition reservoir characterization products and services, marine seismic cable retrieval devices and small data acquisition systems targeted at niche markets.

 Revenue

    Sales of our seismic products for the three months and six months ended March 31, 2002 decreased $3.4 million, or 25.2%, and $5.3 million or 21.0% respectively from the corresponding periods of the prior year. The decrease in seismic product sales primarily resulted from a significant decrease in sales of our land-based products caused by decreasing worldwide oil and gas exploration activities. This decrease was partially offset by an increase in sales associated with our (i) marine-based seismic products, (ii) acquisition and consolidation of OYO-GEO Impulse and (iii) reservoir characterization products and services.

 Operating Income

    Operating income for the three months and six months ended March 31, 2002 decreased $1.7 million, or 72.9% and $2.0 million, or 60.3%, respectively, from the corresponding periods of the prior year. The decrease in operating income primarily resulted from decreased gross profits associated with lower sales levels from our land-based seismic products. Such decrease in operating income was partially offset by an increase in operating income from (i) our marine-based seismic products, (ii) the acquisition and consolidation of OYO-GEO Impulse and (iii) our reservoir characterization products and services.

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

 Revenue

    Sales of our commercial graphics products for the three months and six months ended March 31, 2002 increased $0.3 million, or 9.2% and $0.2 million, or 3.3%, respectively, from the corresponding periods of the prior year.

Such increase is due to increased sales of dry thermal film products, primarily resulting from the EcoPRO acquisition in February 2001.

 Operating Income

    Operating income for the three months and six months ended March 31, 2002 increased $1.1 million from the corresponding periods of the prior year. The improvement in operating income resulted from lower raw material costs (primarily costs associated with dry thermal film), increased manufacturing efficiencies and streamlined operating expenses.

Liquidity and Capital Resources

    At March 31, 2002, we had $1.2 million in cash and cash equivalents. For the six months ended March 31, 2002, we used approximately $3.9 million of cash in operating activities principally resulting from our net income adjusted for noncash expenses offset by significant increases in inventories, and significant decreases in account payable and accrued expenses. The significant increase in inventories primarily resulted from the production of an ocean-bottom seismic system related to a recently completed large order whose delivery is expected in fiscal 2002. The decrease in accounts payable relates to decreased purchases of raw materials associated with our land-based seismic manufacturing operations, resulting from lower sales of our land-based seismic equipment. Accrued expenses decreased as a result of payments of bonuses, earned and accrued in fiscal year 2001, and a decrease in accrued expenses related to our workforce such as expenses for vacation, wages and payroll taxes. The decrease in workforce related accruals resulted from reductions of personnel in our land-based seismic manufacturing operations.

    For the six months ended March 31, 2002, we used approximately $0.4 million of cash in investing activities primarily resulting from $1.6 million of capital expenditures. Such amount was offset by $0.9 million of cash we received through the acquisition of an additional interest in, and consolidation of, OYO-GEO Impulse. We estimate that our capital expenditures in fiscal year 2002 will range between $4.0 to $5.0 million, which we expect to fund through operating cash flows and borrowings under our credit facility.

    For the six months ended March 31, 2002, we generated approximately $4.6 million of cash from financing activities primarily resulting from borrowings under our credit facility.

    We have a working capital line of credit pursuant to which we can borrow up to $10.0 million secured by our accounts receivable and inventory (the "Credit Agreement"). The Credit Agreement, as amended, expires in January 2003. Borrowings under the Credit Agreement are subject to borrowing base restrictions based on (i) consolidated net income plus consolidated interest expense, income taxes, depreciation and amortization and (ii) levels of eligible accounts receivable and inventories. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial amounts and contains other covenants customary in agreements of this type. As of March 31, 2002 there were borrowings of $5.5 million outstanding under the Credit Agreement. Based on the levels of eligible accounts receivable and inventories, the Company had additional borrowings available under the Credit Agreement of $1.3 million. The borrowing interest rate at March 31, 2002 was 5.0%.

    We amended our Credit Agreement to expire in January 2003. In connection with this amendment, our borrowing interest rate has become the bank's prime rate with a minimum rate of 5.0%. In addition, we arranged for an additional promissory note of $2.5 million ("Additional Note") to assist the Company with the funding of several long-term projects. As of March 31, 2002 there were no borrowings under the Additional Note and additional borrowings available under the Additional Note of $2.5 million. The Additional Note has a fixed borrowing rate of 8.0% and matures on July 15, 2002.

     A private corporation headquartered in New York State is currently the primary supplier of dry thermal film used by our customers in the thermal imaging equipment we manufacture (the "Primary Film Supplier"). We also have a secondary supplier of dry thermal film headquartered in Europe. We are not aware of other suppliers of dry thermal film for our thermal imaging equipment. While alternate suppliers might be able to provide dry thermal film, such film has not historically performed as well in our thermal imaging equipment.

     In April 2002, we purchased certain intellectual property rights from our Primary Film Supplier for $2.0 million. Such purchase gives us exclusive ownership of all technology used by the Primary Film Supplier to manufacture dry thermal film used in the thermal imaging equipment we manufacture. Such purchase includes technology currently existing and any dry thermal film technology later developed by the Primary Film Supplier for use in our equipment. In connection with the purchase, we licensed the technology to the Primary Film Supplier on a perpetual basis, so long as it can meet predefined quality and delivery requirements. Should the Primary Film Supplier not meet such requirements, we have the right to license any third party to manufacture dry thermal film.

     The proceeds from the sale are intended to be used by the Primary Film Supplier to fund its working capital needs, thereby enabling it to continue supplying dry thermal film to us for distribution to our customers. We have no assurance that the transaction with the Primary Film Supplier will assure us a continued supply of dry thermal film for the foreseeable future or that our Primary Film Supplier will use the funds for working capital purposes.

     We have received a large order from a customer to deliver deepwater reservoir characterization systems. At March 31, 2002, we have capitalized inventory work-in-process costs of approximately $11.0 million in connection with this deepwater reservoir characterization systems. Decisions by customers regarding the timing, nature and size of purchases for deepwater characterization systems could significantly impact our liquidity and results of operations, particularly if orders were cancelled, modified or delayed and if anticipated orders do not occur as expected.

     We believe that the combination of existing cash reserves, cash flows from operations and borrowing availability under our existing credit facility should provide us sufficient capital resources and liquidity to fund our planned operations through fiscal year 2002. However, there can be no assurance that such sources of capital will be sufficient to support our capital requirements in the long-term, and we may be required to issue additional debt or equity securities in the future to meet our capital requirements. There can be no assurance we would be able to issue additional equity or debt securities in the future on terms that are acceptable to the Company or at all.

 Contractual Obligations and Commercial Commitments

     A summary of future payments owed for contractual obligations and commercial commitments as of March 31, 2002 are shown in the table below (in thousands).

                                                              Less Than        1 - 3       4 - 5           After
                                                Total           1 Year         Years       Years          5 Years
                                                -----           ------         -----       -----          -------
Contractual Obligations:
    Long-term debt.....................       $  3,880        $     220     $    490     $    564        $  2,606
    Operating leases...................            898              575          323           --              --
                                              --------        ---------     --------     --------        ---------
    Total contractual obligations......          4,778              795          813          564            2,606

Commercial Commitments:
     Lines of credit....................         5,460            5,460           --           --               --
                                              --------        ---------     --------     --------        ---------
Total contractual obligations and
       commercial commitments...........      $ 10,238        $   6,255     $    813     $    564        $   2,606
                                              ========        =========     ========     ========        =========


 Accounting Pronouncements

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The Company adopted the provisions of SFAS 141 effective October 1, 2001. Among the provisions of SFAS 141 is the requirement to record as an extraordinary gain all negative goodwill resulting from new business combinations. As a result, the Company recorded an extraordinary gain of $686,000 relating to the acquisition of the additional interest in the Russian joint venture in November 2001.

    Also in July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment; or more frequently if impairment is indicated. Intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives; however, no maximum life applies. The Company will adopt the provisions of SFAS 142 effective in its fiscal year 2003, beginning October 1, 2002. At March 31, 2002, the Company had goodwill, net of accumulated amortization, of $1.9 million. Management is currently evaluating the impact of SFAS 142 on the Company's financial position and results of operations.

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

     . Pricing for many of our products will continue to be subject to pressures due to seismic industry customer consolidations and competition as the seismic industry enters another economic downturn.

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

 Our Credit Risks Could Increase as our Customers Continue to Face Difficult Economic Circumstances.

    We believe and have assumed that our allowance for bad debts at March 31, 2002 is adequate in light of known circumstances. However, we cannot assure you that sufficient aggregate amounts of uncollectible receivables and bad debt write-offs will not have a material adverse effect on our future results of operations. Many of our customers have suffered from lower revenues and experienced liquidity challenges resulting from the economic difficulties throughout our industry. We have in the past incurred significant write-offs in our accounts receivable due to customer credit problems. We have found it necessary from time to time to extend trade credit to long-term customers and others where some risks of nonpayment or late payment exist. Given recent industry conditions, some of our customers have experienced a liquidity difficulty, which increases those credit risks. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources", contained in this Report on Form 10-Q.

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

 We Have a Relatively Small Public Float, and Our Stock Price May be Volatile.

    We have approximately 2.4 million shares outstanding held by nonaffiliates. This small float results in a relatively illiquid market for our common stock. Our average daily trading volume during fiscal year 2001 was approximately 5,000 shares. Our small float and daily trading volumes may result in greater volatility of our stock price.

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

 We Have a Limited Market.

     In our seismic business segment, we market our products to contractors and large independent and government-owned oil and gas companies. We estimate that, based on published industry sources, fewer than 100 seismic contracting companies are currently operating worldwide (excluding those operating in Russia and the former Soviet Union, India, the People's Republic of China and certain Eastern European countries, where seismic data acquisition activity is difficult to verify). We estimate that fewer than ten seismic contractors are engaged in marine seismic exploration. In November 2001, two of our largest seismic customers (Petroleum Geo-Services ASA and Veritas DGC Inc.), announced plans to merge. Due to these market factors, a relatively small number of customers have accounted for most of our sales. The loss of a small number of these customers could materially and adversely impact our sales.

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

 Our Foreign Marketing Efforts Face Additional Risks and Difficulties.

     Net sales outside the United States accounted for approximately 14.6% of our net sales during fiscal year 2001. Additionally, our United States subsidiaries engage in significant export sales. Substantially all of our sales from the United States are made in U.S. dollars, but from time to time we may make sales in foreign currencies and may, therefore, be subject to foreign currency fluctuations on our sales. In addition, net assets reflected on the balance sheet of our Russian, Canadian and U.K. subsidiaries are subject to currency fluctuations. Significant foreign currency fluctuations could adversely impact our results of operations.

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

     During April 2002, we purchased certain intellectual property rights from our Primary Film Supplier for $2.0 million. Such purchase gives us exclusive ownership of all technology used by the Primary Film Supplier to manufacture dry thermal film used in the thermal imaging equipment we manufacture. Such purchase includes technology currently existing and any technology later developed by the Primary Film Supplier. In connection with the purchase, we licensed the technology to the Primary Film Supplier on a perpetual basis, so long as it can meet predefined quality and delivery requirements. Should the Primary Film Supplier not meet such requirements, we have the right to license any third party to manufacture dry thermal film. In conjunction with the purchase of this technology, we received favorable price concessions from the Primary Film Supplier. The proceeds from the sale are intended to be used by the Primary Film Supplier to fund its working capital needs, thereby enabling it to continue supplying dry thermal film to us for distribution to our customers. We have no assurance that the transaction with the Primary Film Supplier will assure us a continued supply of dry thermal film for the foreseeable future or that our Primary Film Supplier will use the funds for working capital purposes.

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

 Terrorist Attacks in 2001 on the U.S. Together With the Downturn in the U.S. Economy in 2001 May Adversely Affect our Business.

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

 Critical Accounting Policies.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We consider many factors in selecting appropriate operational and financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. We continually evaluate our estimates, including those related to bad debts, inventory obsolescence, product warranty, intangible assets and deferred income taxes. We base our estimates on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different conditions or assumptions.

     Revenue is primarily derived from the sale, and short-term rental under operating lease, of seismic instruments and equipment and commercial graphics products. Sales revenues are recognized when our products are shipped and title and risk of loss have passed to the customer. Rental revenues are recognized as earned over the rental period. Short-term rentals of our equipment generally range from daily rentals to rental periods of up to six months. Products are generally sold without any customer acceptance provisions and our standard terms of sale do not allow customers to return products. Our products generally do not require installation assistance or sophisticated instruction. We offer a standard product warranty obligating us to repair or replace equipment with manufacturing defects. We maintain a reserve for future warranty costs based on historical experience. We record a write-down of inventory when the cost basis of any manufactured product (including any estimated future costs to complete the manufacturing process) exceeds its net realizable value.

     Goodwill, representing the excess of purchase price over the fair value of net assets acquired and other intangible assets are amortized on a straight-line basis over the period of expected benefit, not exceeding 40 years. Goodwill is a residual amount and is determined after numerous estimates are made regarding the fair values of assets and liabilities included in a business combination. At March 31, 2002, the Company had goodwill, net of accumulated amortization, of $1.9 million. The carrying value of long-lived assets, including goodwill, is reviewed periodically for impairment. Substantial judgment is necessary in the determination as to whether an event or circumstances have occurred that may trigger impairment. For information regarding our current and future accounting policies regarding goodwill amortization, see Note 1 to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations - Accounting Pronouncements.

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

     We do not have any market risk as to market risk sensitive instruments entered into for trading purposes and have only very limited risk as to arrangements entered into other than for trading purposes. Further, we do not engage in commodity or commodity derivative instrument purchasing or selling transactions.

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

 Foreign Currency Exchange Rate Risk

     We purchase printheads from OYO Corporation pursuant to terms under which such purchases are denominated in Japanese Yen. We routinely attempt to hedge our currency exposure on these purchases by entering into foreign currency forward contracts with a bank. The purpose of entering into these forward hedge contracts is to eliminate variability of cash flows associated with foreign currency exposure risk on amounts payable in Japanese Yen. Under SFAS No. 133 and related interpretations, our forward contracts with the bank are considered derivatives. SFAS No. 133, which was effective for our fiscal year 2001, requires that we record these foreign currency forward contracts on the balance sheet and mark them to fair value at each reporting date. Our aggregate dollar exposure to forward yen contracts has never exceeded $0.4 million and such contracts ordinarily are settled within 10 months. Resulting gains and losses are reflected in income and were not material for our fiscal quarter ended March 31, 2002. At March 31, 2002, we had no exposure to yen denominated foreign currency forward contracts, and we had $0.3 million of yen denominated accounts payable.

Foreign Currency and Operations Risk

     We have a subsidiary located in Russia. Therefore, our financial results may be affected by factors such as changes in foreign currency exchange risks, weak economic conditions, or changes in Russia's political climate. Our consolidated balance sheet at March 31, 2002 reflected approximately $1.2 million of net working capital related to our Russian subsidiary. This subsidiary both receives its income and pays its expenses primarily in roubles. To the extent that transactions of this subsidiary are settled in roubles, a devaluation of the rouble versus the U.S. dollar could reduce any contribution from our Russian subsidiary to our consolidated results of operations as reported in U.S. dollars. We do not hedge the market risk with respect to our operations in Russia; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of Russian roubles versus U.S. dollars to the extent such disruptions result in any reduced valuation of the Russian subsidiary's net working capital or future contributions to our consolidated results of operations.

 Interest Rate Risk

    We have a revolving line of credit with a bank which subjects us to the risk of increased interest costs associated with any upward movements in bank market interest rates. Our borrowing interest rate is the bank's prime rate

(4.75% at March 31, 2002) with a minimum of 5.0%. Further, amounts payable under the line of credit are due in full in January 2003. As of March 31, 2002, we had borrowed $5.5 million under this line of credit at a borrowing rate of 5.0%. Due to the small amount of borrowings under this credit facility and its short term, we anticipate that any increased interest costs associated with movements in market interest rates will not be material to our financial condition, results of operation or cash flow. Similarly, we have a fixed rate (8.0%) loan in the amount of $2,500,000 from the same bank payable in July 2002. Because of the short-term maturity of this loan and the fixed rate, we do not perceive any material market risk attributable thereto.

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     On February 27, 2002, we held our Annual Meeting of Stockholders (the "Meeting"). At the Meeting, our stockholders approved the election of Thomas L. Davis, Ph.D. and Ernest M. Hall, Jr, as directors, each holding office until the 2005 Annual Meeting of Stockholders or until his successor is duly elected and qualified. The results of the voting follows:

                                      For           Against          Withheld
                                   ---------        -------          --------
   Thomas L. Davis, Ph.D.          5,266,816           -              69,000
   Ernest M. Hall, Jr.             5,266,716           -              69,100

The total voted shares represented by proxy was 5,538,380.

Item 6.  Exhibits and Reports on Form 8-K

(a)  The Company did not file any exhibits with this Quarterly Report.

(b) The Company did not file any reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          OYO GEOSPACE CORPORATION



Date:  May 13, 2002                       By: /s/ Gary D. Owens
                                             -----------------------------------
                                            Gary D. Owens, Chairman of the Board
                                           President and Chief Executive Officer
                                                 (duly authorized officer)


Date:  May 13, 2002                       By: /s/ Thomas T. McEntire
                                             -----------------------------------
                                                    Thomas T. McEntire
                                                  Chief Financial Officer
                                               (principal financial officer)