Form 10-Q
period 2002-06-30
OYO GEOSPACE CORP
filed 2002-08-13
CIK 1001115

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2002

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
Yes    X      No
   --------     --------

There were 5,546,795 shares of the Registrant's Common Stock outstanding as of the close of business on August 12, 2002.

================================================================================

                                Table of Contents


                                                                                      Page
                                                                                     Number
                                                                                     ------
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements                                                      3

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                    13

     Item 3.  Quantitative and Qualitative Disclosures about Market Risks              25


PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                                         26

     Informational Addendum to Report on Form 10-Q pursuant to Section 906
        of the Sarbanes-Oxley Act of 2002                                              28

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                    OYO GEOSPACE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                           ASSETS                                       June 30, 2002       September 30, 2001
                                                                       --------------       ------------------
                                                                         (unaudited)
Current assets:
    Cash and cash equivalents .......................................    $    1,857           $       882
    Trade accounts and notes receivable, net ........................        13,746                11,539
    Inventories .....................................................        22,721                28,737
    Deferred income tax .............................................         1,551                 1,152
    Prepaid expenses and other ......................................         1,556                 1,299
                                                                         ----------           -----------
         Total current assets .......................................        41,431                43,609

Rental equipment, net ...............................................         2,200                 2,075
Property, plant and equipment, net ..................................        19,319                20,307
Goodwill and other intangible assets, net ...........................         6,495                 4,775
Deferred income tax .................................................           441                   340
Other assets ........................................................           172                 1,982
                                                                         ----------           -----------
         Total assets ...............................................    $   70,058           $    73,088
                                                                         ==========           ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable and current maturities of long-term debt ..........    $    2,352           $     1,033
    Accounts payable ................................................         2,588                 4,984
    Accrued expenses and other ......................................         4,279                 4,047
    Deferred revenue ................................................           720                 4,859
    Income tax payable ..............................................           399                   235
                                                                         ----------           -----------
         Total current liabilities ..................................        10,338                15,158

Long-term debt ......................................................         3,597                 3,772
Deferred income tax .................................................           956                 1,367
                                                                         ----------           -----------
         Total liabilities ..........................................        14,891                20,297
                                                                         ----------           -----------
Minority interest in consolidated subsidiary ........................           268                    --

Stockholders' equity:
    Preferred stock .................................................            --                    --
    Common stock ....................................................            55                    55
    Additional paid-in capital ......................................        30,633                30,530
    Retained earnings ...............................................        24,936                23,213
    Accumulated other comprehensive loss ............................         (716)                 (865)
    Unearned compensation-restricted stock awards ...................           (9)                 (142)
                                                                         ----------           -----------
         Total stockholders' equity .................................        54,899                52,791
                                                                         ----------           -----------
         Total liabilities and stockholders' equity .................    $   70,058           $    73,088
                                                                         ==========           ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    OYO GEOSPACE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)
                                   (unaudited)

                                                        Three Months Ended                         Nine Months Ended
                                                --------------------------------          ---------------------------------
                                                June 30, 2002       June 30, 2001         June 30, 2002       June 30, 2001
                                                -------------       -------------         -------------       -------------
Sales .......................................     $  24,668         $  15,810              $  51,401            $  47,705
Cost of sales ...............................        17,904            10,204                 35,747               31,713
                                                  ---------         ---------              ---------            ---------
Gross profit ................................         6,764             5,606                 15,654               15,992

Operating expenses:
    Selling, general and administrative .....         2,756             3,373                  8,795                9,617
    Research and development ................         1,531             1,532                  4,048                4,450
    Impairment of assets ....................         1,216                --                  1,216                   --
                                                  ---------         ---------              ---------            ---------
         Total operating expenses ...........         5,503             4,905                 14,059               14,067
                                                  ---------         ---------              ---------            ---------
Income from operations ......................         1,261               701                  1,595                1,925

Other income (expense):
    Interest expense ........................          (162)              (93)                  (476)                (267)
    Interest income .........................            44                61                    141                  169
    Other, net ..............................           (14)              (31)                  (290)                 (43)
                                                  ---------         ---------              ---------            ---------
         Total other expense, net ...........          (132)              (63)                  (625)                (141)
                                                  ---------         ---------              ---------            ---------

Income before income taxes,
  minority interest and extraordinary gain ..         1,129               638                    970                1,784
Income tax expense (benefit) ................           (38)               10                   (160)                 328
                                                  ---------         ---------              ---------            ---------
Income before minority interest
  and extraordinary gain ....................         1,167               628                  1,130                1,456
Minority interest ...........................           (11)               --                    (93)                  --
                                                  ---------         ---------              ---------            ---------
Income before extraordinary gain ............         1,156               628                  1,037                1,456
Extraordinary gain, net of tax of $85 .......            --                --                    686                   --
                                                  ---------         ---------              ---------            ---------
Net income ..................................     $   1,156         $     628              $   1,723            $   1,456
                                                  =========         =========              =========            =========
Basic earnings per share:
   Income before extraordinary item .........     $    0.21         $    0.11              $    0.19            $    0.27
   Extraordinary gain .......................            --                --                   0.12                   --
                                                  ---------         ---------              ---------            ---------
   Net income ...............................     $    0.21         $    0.11              $    0.31            $    0.27
                                                  =========         =========              =========            =========
Diluted earnings per share:
   Income before extraordinary item .........     $    0.21         $    0.11              $    0.19            $    0.26
   Extraordinary gain .......................            --                --                   0.12                   --
                                                 ----------         ---------              ---------            ---------
   Net income ...............................     $    0.21         $    0.11              $    0.31            $    0.26
                                                  =========         =========              =========            =========
Weighted average shares outstanding - Basic .     5,545,113         5,499,980              5,532,641            5,482,578
                                                  =========         =========              =========            =========
Weighted average shares outstanding -
  Diluted ...................................     5,556,853         5,639,257              5,545,323            5,610,184
                                                  =========         =========              =========            =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    OYO GEOSPACE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                     Nine Months            Nine Months
                                                                        Ended                  Ended
                                                                    June 30, 2002          June 30, 2001
                                                                    -------------          -------------
Cash flows from operating activities:
    Net income ................................................      $   1,723                 $   1,456
    Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
       Deferred income tax expense (benefit) ..................           (911)                      183
       Depreciation and amortization ..........................          3,612                     3,014
       Amortization of restricted stock awards ................            133                       344
       Impairment charge ......................................          1,216                        --
       Extraordinary gain, net of tax .........................           (686)                       --
       Minority interest ......................................             93                        --
       Bad debt expense .......................................            174                       280
       Effects of changes in operating assets and
         liabilities:
         Trade accounts and notes receivable ....................       (1,815)                   (3,692)
         Inventories ............................................        6,702                    (5,171)
         Prepaid expenses and other assets ......................          (30)                      854
         Accounts payable .......................................       (2,488)                   (1,155)
         Accrued expenses and other .............................       (4,766)                    6,062
         Income tax payable .....................................           79                        98
                                                                     ---------                 ---------
         Net cash provided by operating activities ............          3,036                     2,273
                                                                     ---------                 ---------
Cash flows from investing activities:

    Capital expenditures ......................................         (2,605)                   (3,366)
    Investment in business acquisition, net of cash acquired ..            913                    (1,925)
    Purchase of intangible assets .............................         (2,148)                       --
    Proceeds from sale of equipment ...........................            408                       246
                                                                     ---------                 ---------
         Net cash used in investing activities ................         (3,432)                   (5,045)
                                                                     ---------                 ---------
Cash flows from financing activities:

    Increase in notes payable .................................         23,028                    21,701
    Principal payments on notes payable .......................        (21,883)                  (21,664)
    Proceeds from exercise of stock options ...................             77                       360
                                                                     ---------                 ---------
         Net cash provided by financing activities ............          1,222                       397
                                                                     ---------                 ---------
Effect of exchange rate changes on cash .......................            149                       (93)
                                                                     ---------                 ---------
Increase (decrease) in cash and cash equivalents ..............            975                    (2,468)

Cash and cash equivalents, beginning of period ................            882                     3,989
                                                                     ---------                 ---------
Cash and cash equivalents, end of period ......................      $   1,857                 $   1,521
                                                                     ==========                =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    OYO GEOSPACE CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Basis of Presentation

     The consolidated balance sheet of OYO Geospace Corporation and its subsidiaries (the "Company") at September 30, 2001 has been derived from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 2002 and the consolidated statements of operations for the three months and nine months ended June 30, 2002 and 2001, and the consolidated statements of cash flows for the nine months ended June 30, 2002 and 2001, have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the three months and nine months ended June 30, 2002 are not necessarily indicative of the operating results for a full year or of future operations.

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

     In November 2001, the Company acquired an additional equity interest in a Russian joint venture; thereby, increasing its ownership percentage from 44% to 85%. As a result of this acquisition, the Company records expense or income of minority interests, reflecting the portion of earnings or loss, respectively, of the majority-owned operations allocated to the minority interest partners. For additional information, see Note 6 to the Consolidated Financial Statements contained in this Report on Form 10-Q.

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

     Also in July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment; or more frequently if impairment is indicated. Intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives; however, no maximum life applies. The Company will adopt the provisions of SFAS 142 effective in its fiscal year 2003, beginning October 1, 2002. At June 30, 2002, the Company had

                    OYO GEOSPACE CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

goodwill, net of accumulated amortization, of $1.9 million. Management is currently evaluating the impact of SFAS 142 on the Company's financial position and results of operations.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 143 - "Accounting for Asset Retirement Obligations". This statement requires the Company to recognize the fair value of a liability associated with the cost the Company would be obligated to incur in order to retire an asset at some point in the future. The liability would be recognized in the period in which it is incurred and can be reasonably estimated. The standard is effective for fiscal years beginning after June 15, 2002. The Company expects to adopt this standard at the beginning of fiscal 2003. Management is currently evaluating the impact of SFAS No. 143 on the Company's financial position and results of operations.

     Additionally, in October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets". SFAS No. 144 develops an accounting model, based upon the framework established in SFAS No. 121, for long-lived assets to be disposed by sales. The accounting model applies to all long-lived assets, including discontinued operations, and it replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for disposal of segments of a business. SFAS No. 144 requires long-lived assets held for disposal to be measured at the lower of carrying amount or fair values less costs to sell, whether reported in continuing operations or in discontinued operations. The statement is effective for fiscal years beginning after December 15, 2001. The Company intends to adopt this standard at the beginning of its fiscal 2003. Management is currently evaluating the impact of SFAS No. 144 on the Company's financial position and results of operations.

     In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Recission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement clarifies guidance related to the reporting of gains and losses from extinguishment of debt and resolves inconsistencies related to the required accounting treatment of certain lease modifications. The provisions of this statement relating to extinguishment of debt become effective for financial statements issued for fiscal years beginning after May 15, 2002. The provisions of this statement relating to lease modification are effective for transactions occurring after May 15, 2002. The Company intends to adopt this standard at the beginning of fiscal 2003. Management is currently evaluating the impact of SFAS No. 145 on the Company's financial position and results of operations.

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

                    OYO GEOSPACE CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2. Earnings Per Common Share

    The following table summarizes the calculation of net earnings and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings per share (in thousands, except per share data):

                                                       Three Months Ended                  Nine Months Ended
                                                 -----------------------------     --------------------------------
                                                 June 30, 2002   June 30, 2001     June 30, 2002      June 30, 2001
                                                 -------------   -------------     -------------      -------------
Income before extraordinary gain ..............     $   1,156       $     628         $   1,037           $   1,456
Extraordinary gain ............................            --              --               686                  --
                                                    ---------       ---------         ---------           ---------
Net earnings available to common
  stockholders ................................     $   1,156       $     628         $   1,723           $   1,456
                                                    =========       =========         =========           =========
Weighted average common shares outstanding ....     5,545,113       5,499,980         5,532,641           5,482,578
Weighted average common share equivalents
  outstanding .................................        11,740         139,277            12,682             127,606
                                                    ---------       ---------         ---------           ---------
Weighted average common shares and common
   share equivalents outstanding ..............     5,556,853       5,639,257         5,545,323           5,610,184
                                                    =========       =========         =========           =========
Basic earnings per share:
    Income before extraordinary gain ..........     $    0.21       $    0.11         $    0.19           $    0.27
    Extraordinary gain ........................            --              --              0.12                  --
                                                    ---------       ---------         ---------           ---------
Net income ....................................     $    0.21       $    0.11         $    0.31           $    0.27
                                                    =========       =========         =========           =========
Diluted earnings per common share:

    Income before extraordinary gain ..........     $    0.21       $    0.11         $    0.19           $    0.26
    Extraordinary gain ........................            --              --              0.12                  --
                                                    ---------       ---------         ---------           ---------
Net income ....................................     $    0.21       $    0.11         $    0.31           $    0.26
                                                    =========       =========         =========           =========


3. Comprehensive Income

     Comprehensive income includes all changes in a company's equity, except those resulting from investments by and distributions to owners. The following table summarizes the components of comprehensive income (in thousands):

                                               Three Months        Nine Months
                                                  Ended              Ended
                                           ------------------  ------------------
                                           June 30,  June 30,  June 30,  June 30,
                                             2002      2001      2002      2001
                                           --------  --------  --------  --------
Net income .............................   $ 1,156   $   628   $ 1,723   $ 1,456

Foreign currency translation adjustments       270       157       149       (93)
                                           -------   -------   -------   -------
Total comprehensive income .............   $ 1,426   $   785   $ 1,872   $ 1,363
                                           =======   =======   =======   =======

                    OYO GEOSPACE CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4. Trade Accounts and Notes Receivable

     Trade accounts and notes receivable consisted of the following (in thousands):

                                                        June 30,      September 30,
                                                          2002            2001
                                                        -------       -------------
Trade accounts receivable ..........................    $12,842         $ 9,566
Trade notes receivable .............................      1,462           2,443
Allowance for doubtful accounts and notes ..........       (558)           (470)
                                                        -------         -------
                                                        $13,746         $11,539
                                                        =======         =======


5. Inventories

     Inventories consisted of the following (in thousands):

                                                        June 30,      September 30,
                                                          2002            2001
                                                        -------       -------------
 Finished goods ....................................    $ 4,150          $ 3,649
 Work-in-process ...................................      4,867            9,653
 Raw materials .....................................     15,678           16,524
 Obsolescence reserve ..............................     (1,974)          (1,089)
                                                        -------          -------
                                                        $22,721          $28,737
                                                        =======          =======

     The Company's reserve for slow moving and obsolete inventories is analyzed and adjusted periodically to reflect the Company's best estimate of the net realizable value of such inventories.

6. Acquisition

     Effective November 8, 2001, the Company increased its equity ownership from 44% to 85% in a Russian joint venture formed more than ten years ago with Geophyspribor Ufa Production Association, Bank Vostock and Chori Co., Ltd. Since the increase in ownership, the operating results of the reorganized entity, now known as OYO-GEO Impulse International LLC ("OYO-GEO Impulse"), have been consolidated with those of the Company. Geophyspibor Ufa Production Association and Chori Co., Ltd. has continued as minority equity holders of OYO-GEO Impulse.

     The Company restructured its participation in the Russian joint venture in order to broaden production capabilities, reduce production costs and increase its market scope internationally. In exchange for the additional equity ownership, the Company forgave a debt of $1.2 million owed to it by OYO-GEO Impulse. At the time of the acquisition, the Company's basis in the receivable and related equity investment was zero as such items were written-off in 1994.

     In accordance with the provisions of SFAS No. 141, the Company recorded an extraordinary gain of $686,000, net of income taxes of $85,000. This extraordinary gain resulted from the write-off of negative goodwill associated with the acquisition of the additional equity interest of OYO-GEO Impulse.

                    OYO GEOSPACE CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

     The allocation of the purchase price and a reconciliation of the purchase price to the cash provided by business acquisitions follows:

Fair values of assets and liabilities
      Accounts receivable ................................    $   185
      Inventories ........................................        686
      Prepaid expenses and other .........................        263
      Accounts payable ...................................        (92)
      Accrued expenses ...................................     (1,009)
      Income taxes payable ...............................        (85)
      Minority interest ..................................       (175)
      Negative goodwill ..................................       (686)
                                                               ------
      Total allocated purchase price .....................       (913)
      Less consideration paid ............................       --
                                                              -------
      Cash provided by business acquisition ..............    $  (913)
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

                                  Three Months Ended       Nine Months Ended
                                 --------------------    ---------------------
                                  June 30,   June 30,    June 30,    June 30,
                                    2002       2001        2002        2001
                                 ---------   --------    ---------   ---------
Net sales:
    Seismic ..................   $ 20,997    $ 12,184    $ 41,106    $ 37,630
    Commercial graphics ......      3,765       3,641      10,476      10,137
    Eliminations .............        (94)        (15)       (181)        (62)
                                 --------    --------    --------    --------
    Total ....................   $ 24,668    $ 15,810    $ 51,401    $ 47,705
                                 ========    ========    ========    ========

Income (loss) from operations:
    Seismic ..................   $  3,095    $  1,606    $  4,382    $  4,845
    Commercial graphics ......       (999)         (1)       --          (112)
    Corporate ................       (835)       (904)     (2,787)     (2,808)
                                 --------    --------    --------    --------
    Total ....................   $  1,261    $    701    $  1,595    $  1,925
                                 ========    ========    ========    ========



                                  June 30,       September 30,
                                    2002             2001
                                 ---------      -------------
Total assets:
     Seismic .................   $ 54,500         $ 56,968
     Commercial graphics .....     11,987           11,059
     Corporate ...............      3,571            5,061
                                 --------         --------
                                 $ 70,058         $ 73,088
                                 ========         ========

                    OYO GEOSPACE CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8. Credit Agreement

     The Company has a working capital line of credit pursuant to which it can borrow up to $10.0 million secured by its accounts receivable and inventories (the "Credit Agreement"). The Credit Agreement, as amended, expires in January 2003. Borrowings under the Credit Agreement are subject to borrowing base restrictions based on (i) consolidated net income plus consolidated interest expense, income taxes, depreciation and amortization and (ii) levels of eligible accounts receivable and inventories. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial amounts and contains other covenants customary in agreements of this type. As of June 30, 2002, there were borrowings of $2.1 million outstanding under the Credit Agreement. Based on the levels of eligible accounts receivable and inventories, the Company had additional borrowings available under the Credit Agreement of $5.5 million. The borrowing interest rate at June 30, 2002 was 5.0%.

     In January 2002, the Company amended its Credit Agreement to expire in January 2003. In connection with this amendment, the Company's borrowing interest rate became the bank's prime rate with a minimum rate of 5.0%. In addition, the Company arranged for an additional promissory note of $2.5 million ("Additional Note") to assist the Company with the funding of several long-term projects. As of June 30, 2002 there were no borrowings outstanding under the Additional Note, and additional borrowings available under the Additional Note of $2.5 million. The Additional Note had a fixed borrowing rate of 8.0% and matured on July 15, 2002.

9. Purchase of Intangible Assets

     A private corporation headquartered in New York State is currently the primary supplier of dry thermal film used by the Company's customers in the thermal imaging equipment that the Company manufactures (the "Primary Film Supplier"). In April 2002, the Company purchased certain intellectual property rights from its Primary Film Supplier for a total purchase price inclusive of professional fees of $2.1 million. As a result of this purchase, the Company has exclusive ownership of all technology used by the Primary Film Supplier to manufacture dry thermal film used in the thermal imaging equipment the Company manufactures. Such purchase includes technology currently existing and any dry thermal film technology later developed by the Primary Film Supplier for use in the Company's equipment. In connection with the purchase, the Company licensed the technology to the Primary Film Supplier on a perpetual basis so long as it can meet predefined quality and delivery requirements. The Company and the Primary Film Supplier also entered into an amended supply agreement pursuant to which the Primary Film Supplier provides the Company with the dry thermal film. Should the Primary Film Supplier not meet such requirements, the Company has the right to license to any third party the right to manufacture dry thermal film.

10. Subsequent Events

     On July 3, 2002, the Primary Film Supplier filed a Chapter 11 reorganization petition in Federal Bankruptcy Court for the Western District of New York. At June 30, 2002 and at the date of such bankruptcy filing, the Company had $3.3 million of long-term assets carried on its balance sheet (including the $2.1 million investment in certain intellectual property acquired from such Primary Film Supplier described in Note 9), as a result of the prior transactions with the Primary Film Supplier. The Primary Film Supplier has advised the Company that, in connection with its bankruptcy filing, it is seeking a buyer for its assets that would assume its relationship and contracts with the Company, and the Company intends to cooperate in such efforts to the extent its on-going interest can be served thereby. At this time, the Company is not able to determine whether a buyer can be found to operate the Primary Film Supplier's business or, if a buyer is found, that it will agree to perform the Primary Film Supplier's obligations under the agreements entered into between the Company and the Primary Film Supplier in accordance with the terms thereof, or whether any such buyer would be capable of carrying out such obligations. Should such efforts not be successful, the Company intends to use the intellectual property to manufacture the film internally or establish a relationship with another vendor as a source of supply for the film used in connection with the thermal imaging equipment that the Company manufactures.

                    OYO GEOSPACE CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

     As a result of such bankruptcy filing by the Primary Film Supplier and in accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company has provided an impairment charge of approximately $1.2 million due to the ultimate uncertainty of its ability to realize the value of certain assets, particularly certain prepaid purchase benefits and similar benefits under the supply contract with the Primary Film Supplier. The Company does not believe there has been any impairment in the value of the intellectual property acquired from the Primary Film Supplier in the April 2002 transaction described above because of its ability to utilize the intellectual property to have thermal film manufactured elsewhere. No claims have been made against the Company or by the Company at present in connection with the Supplier's bankruptcy proceeding. The Company is at present unable to predict whether any claims will be made by or against the Company in connection with the Primary Film Supplier's bankruptcy proceeding as to any aspect of the Company's relationship with such Primary Film Supplier and is otherwise unable to predict the outcome of this developing situation.

11. Tax Footnote

     The United States statutory tax rate for the current year and prior year periods was 34%. The difference between the Company's effective tax rate and the statutory tax rate resulted from adjustments due to the resolution of contingent tax matters and a change in estimates used to calculate the Company's year-end tax accrual upon the subsequent filing of the previous year's United States tax return. For the three months and nine months ended June 30, 2002, such adjustments were $422,000 and $489,000, respectively. For the three months and nine months ended June 30, 2001, such adjustments were $188,000 and $264,000, respectively. In addition, the Company recorded a tax expense of $85,000 related to an extraordinary gain that occurred in the first quarter of 2002.

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

     While orders for our products can vary substantially from quarter to quarter, reservoir characterization projects, especially deepwater projects, require the use of more equipment over a longer period of time than is required by conventional surface seismic systems. Revenue recognition in accordance with generally accepted accounting principles for these large-scale projects has the potential to result in substantial fluctuations in quarterly performance. These variations may impact our operating results and cash flow, manufacturing capability and expense levels in any given quarter. Furthermore, because of the scale and nature of reservoir characterization projects, there may be delays in their implementation and uncertainties about their final course. As a result, we are unable at present to predict the impact of all such projects on our business and financial results and condition.

     During our third quarter ended June 30, 2002, we delivered a reservoir characterization and monitoring system to a major oil company. In accordance with the terms of the contract, we recognized $15.8 million of revenues in our third quarter ended June 30, 2002. The contract provides for additional revenue of $3.2 million based upon the system's performance, and we expect to recognize such revenue in the last calendar quarter of 2003. All costs related to this sale, including estimated costs for warranty and delivery, have been recorded in the third quarter ended June 30, 2002.

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

     In April 2002, we purchased certain intellectual property rights from our Primary Film Supplier for $2.1 million. Such purchase gives us exclusive ownership of all technology used by the Primary Film Supplier to manufacture dry thermal film used in the thermal imaging equipment we manufacture. Such purchase includes technology currently existing and any dry thermal film technology hereinafter developed by the Primary Film Supplier for use in our equipment. We have also entered into an amended supply agreement pursuant to which the Primary Film Supplier provides us with the dry thermal film. In connection with the purchase, we licensed the technology to the Primary Film Supplier on a perpetual basis, so long as it can meet predefined quality and delivery requirements. Should the Primary Film Supplier not meet such requirements, we have the right to license any third party to manufacture dry thermal film.

     On July 3, 2002, the Primary Film Supplier filed a Chapter 11 reorganization petition in Federal Bankruptcy Court for the Western District of New York. At June 30, 2002 and at the date of such bankruptcy filing, we had $3.3 million of long-term assets carried on our balance sheet (including the $2.1 million investment in certain intellectual property acquired from such Primary Film Supplier described above and in Note 9 to Consolidated Financial Statements), as a result of the prior transactions with the Primary Film Supplier. The Primary Film Supplier has advised us that, in connection with its bankruptcy filing, it is seeking a buyer for its assets that would assume its relationship and contracts with us, and we intend to cooperate in such efforts to the extent our on-going interest can be served thereby. At this time, we are not able to determine whether a buyer can be found to operate the Primary Film Supplier's business or, if a buyer is found, that it will agree to perform the Primary Film Supplier's obligations under the agreements entered into between us and the Primary Film Supplier in accordance with the terms thereof, or whether any such buyer would be capable of carrying out such obligations. Should such efforts not be successful, we intend to use the intellectual property to manufacture the film internally or establish a relationship with another vendor as a source of supply for the film used in connection with the thermal imaging equipment that we manufacture.

     As a result of the bankruptcy filing by the Primary Film Supplier, we have provided an impairment charge of approximately $1.2 million due to the ultimate uncertainty of realization of value on certain assets, particularly certain prepaid purchase benefits and similar benefits under the supply contract with the Primary Film Supplier. We do not believe there has been any impairment in the value of the intellectual property we acquired from the Primary Film Supplier in the April 2002 transaction described above because of our ability to utilize the intellectual property to have thermal film manufactured internally or elsewhere. No claims have been made against us or by us at present in connection with the Primary Film Supplier's bankruptcy proceeding. We are at present unable to predict whether any claims will be made by or against us in connection with the Primary Film Supplier's bankruptcy proceeding as to any aspect of our relationship with such Primary Film Supplier and are otherwise unable to predict the outcome of this developing situation.

Results of Operations

     We report and evaluate financial information for two segments: Seismic and Commercial Graphics. Summary financial data by business segment follows:

                                            Three Months Ended             Nine Months Ended
                                      ----------------------------  ----------------------------
                                      June 30, 2002  June 30, 2001  June 30, 2002  June 30, 2001
                                      -------------  -------------  -------------  -------------
Seismic
    Revenue .......................     $  20,997      $  12,184      $  41,106       $  37,630
    Operating income ..............         3,095          1,606          4,382           4,845

Commercial Graphics
    Revenue .......................         3,765          3,641         10,476          10,137
    Operating income (loss) .......          (999)            (1)            --            (112)

Corporate
    Revenue .......................            --             --             --              --
    Operating loss ................          (835)          (904)        (2,787)         (2,808)
                                                                             --
Eliminations
    Revenue .......................           (94)           (15)          (181)            (62)
    Operating income ..............            --             --             --              --

Consolidated Totals
    Revenue .......................        24,668         15,810         51,401          47,705
    Operating income ..............         1,261            701          1,595           1,925

Overview

Third Quarter of Fiscal Year 2002 Compared to Third Quarter of Fiscal Year 2001.

     Consolidated sales for the three months and nine months ended June 30, 2002 increased $8.9 million, or 56.0% and $3.7 million, or 7.7%, respectively, from the corresponding periods of the prior fiscal year. The increase in sales in both periods was primarily due to (i) a $15.8 million sale of a reservoir characterization and monitoring system to a major oil company, (ii) the acquisition and consolidation of OYO GEO Impulse, and (iii) an increase of sales by our commercial graphics segment. Such increases were partially offset by a significant decrease in sales of our traditional land-based seismic products. Such decrease in sales resulted from a softening in the demand for seismic equipment along with significant competitive pricing pressures due to excess manufacturing capacity in the seismic business segment.

     Consolidated gross profits for the three months ended June 30, 2002 increased by $1.2 million, or 20.6% from the corresponding period of the prior year. Consolidated gross profits for the nine months ended June 30, 2002 decreased by $0.3 million, or 2.1% from the corresponding period of the prior year. While the sale of the reservoir characterization system had a favorable impact on our consolidated gross profits and gross profit margins, the continued depressed state of the seismic industry adversely affected gross profit margins for our land-based seismic products. In response to these market conditions, we recorded a charge of $0.9 million in the quarter ended June 30, 2002 to reflect the impairment of slow moving inventories and the underutilization of certain manufacturing plant assets.

     Consolidated operating expenses for the three months and nine months ended June 30, 2002 increased by $0.6 million, or 12.2%, and decreased $9,000, or 0.1%, respectively, from the corresponding periods of the prior fiscal year. Reflected in each period's operating expenses is a $1.2 million impairment charge related to the Chapter 11 reorganization petition filed by the Primary Film Supplier. In this regard, see the discussion in Notes 9 and 10 to Consolidated Financial Statements included in this Report on Form 10-Q and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Industry Overview--Commercial Graphics Industry". Excluding the impact of the impairment charge, consolidated operating expenses for this three month and nine month period decreased by $0.6 million, or 12.6%, and $1.2 million, or 8.7%, respectively, from the corresponding period of the prior fiscal year. The lower expenses are a result of our effort to reduce expenses in our land-based seismic business segment. In the past year, we have significantly reduced the workforce in our land-based seismic manufacturing operations.

     The effective tax rate for the three months and nine months ended June 30, 2002 was (3.4)% and (16.5)%, respectively. The effective tax rate for the three months and nine months ended June 30, 2001 was 1.6% and 18.4%, respectively. The United States statutory tax rate for each of these periods was 34%. For each of the current year and prior year periods, the difference between our effective tax rate and the statutory tax rate resulted from the recording of tax benefits related to the resolution of contingent tax matters from prior years, as well as a change in the estimates used to calculate our year-end tax accrual to the subsequently filed United States tax return. In addition, we recorded a tax expense of $85,000 related to an extraordinary gain that occurred in the first quarter of 2002.

Seismic

     Our seismic product lines currently consist of high definition reservoir characterization products and services, geophones and hydrophones, including multi-component geophones and hydrophones, seismic leader wire, geophone string connectors, seismic telemetry cable, marine seismic cable retrieval devices and small data acquisition systems targeted at niche markets.

Revenue

     Sales of our seismic products for the three months and nine months ended June 30, 2002 increased $8.8 million, or 72.3%, and $3.5 million or 9.2% respectively from the corresponding periods of the prior year. The increase in seismic product sales resulted from (i) the sale of a $15.8 million reservoir characterization system and (ii) the acquisition of an increased interest in, and consolidation of, OYO-GEO Impulse discussed hereinafter under "--International Business Development Initiative". These increases in sales were significantly offset by a decrease in sales of our traditional land-based seismic products. This sales decline resulted from a softening in the demand for seismic equipment along with significant competitive pricing pressures due to excess manufacturing capacity.

Operating Income

     Operating income for the three months and nine months ended June 30, 2002 increased $1.5 million, or 92.7%, and decreased $0.5 million, or 9.6%, respectively, from the corresponding periods of the prior year. For each period, operating income was favorably impacted by the sale of a reservoir characterization and monitoring system. However, operating income was unfavorably impacted by lower sales levels of our land-based seismic products, which yielded significantly lower gross profit margins due to unabsorbed fixed manufacturing costs. Furthermore, we recorded a charge of $0.9 million in the quarter ended June 30, 2002 to reflect the impairment of slow moving inventories and the underutilization of certain manufacturing plant assets.

International Business Development Initiative

     Effective November 8, 2001, the Company increased its equity ownership from 44% to 85% in a Russian joint venture formed more than ten years ago with Geophyspribor Ufa Production Association, Bank Vostock and Chori Co., Ltd. Since the increase in ownership, the operating results of the reorganized entity, now known as OYO-GEO Impulse International LLC ("OYO-GEO Impulse"), have been consolidated with those of the Company. Geophyspibor Ufa Production Association and Chori Co., Ltd. have continued as minority equity holders of OYO-GEO Impulse.

     In exchange for the additional equity ownership, we forgave a debt of $1.2 million owed to us by OYO-GEO Impulse. At the time of the acquisition, our basis in the receivable and related equity investment was zero as such items were written-off in 1994.

     In connection with this acquisition, we recorded an extraordinary gain of $686,000, net of income taxes of $85,000. This extraordinary gain resulted from the write-off of negative goodwill associated with the acquisition of the additional equity interest of OYO-GEO Impulse.

Commercial Graphics

     Our commercial graphics business segment manufactures and sells thermal imaging equipment and distributes dry thermal film primarily to the screen print, point of sale, signage and textile market sectors. This business segment has some sales to customers in the seismic industry.

Revenue

     Sales of our commercial graphics products for the three months and nine months ended June 30, 2002 increased $0.1 million, or 3.4% and $0.3 million, or 3.3%, respectively, from the corresponding periods of the prior year. Such increase in the three months ended June 30, 2002 reflects increases in the sale of dry thermal film. The increase in the nine months ended June 30, 2002 primarily reflects the impact of our acquisition of the business and assets of EcoPRO Imaging Corporation in February 2001.

Operating Income

     Operating income for the three months and nine months ended June 30, 2002 decreased $1.0 million and increased $0.1 million, respectively, from the corresponding periods of the prior fiscal year. Both periods reflect the impact of a $1.2 million impairment charge. In this regard, see the discussion in Notes 9 and 10 to Consolidated Financial Statements included in this Report on Form 10-Q and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Industry Overview--Commercial Graphics Industry". Excluding the $1.2 million impairment charge, operating income for the three months and nine months ended June 30, 2002 would have increased $0.2 million and $1.3 million, respectively, from the corresponding periods of the prior fiscal year. The increase in operating income is due to increased sales of dry thermal film products, and the year-to-date impact of the EcoPRO acquisition.

Liquidity and Capital Resources

     At June 30, 2002, we had $1.9 million in cash and cash equivalents. For the nine months ended June 30, 2002, we generated approximately $3.0 million of cash in operating activities principally resulting from our net income after adding back $3.6 million of net non-cash charges. In addition, our inventories decreased $6.7 million principally as a result of the sale of a reservoir characterization and monitoring system to a major oil company. Such cash flows were offset by increases in accounts receivable and decreases in account payable and accrued expenses. Accounts receivable increased $1.8 million as a result of higher sales, principally the sale of the reservoir characterization and monitoring system. Accounts payable decreased $2.5 million primarily due to decreased purchases of raw materials, resulting from lower sales of our land-based seismic equipment. The decrease in accrued expenses resulted from the revenue recognition of $4.9 million of deferred revenues in connection with the sale of the reservoir characterization and monitoring system.

     For the nine months ended June 30, 2002, we used approximately $3.4 million of cash in investing activities primarily resulting from $2.6 million of capital expenditures and our $2.1 million purchase of intangible assets from our Primary Film Supplier. Such amount was offset by $0.9 million of cash we received through the acquisition of an additional interest in, and consolidation of, OYO-GEO Impulse. We estimate that our capital expenditures for fiscal year 2002 will range between $4.0 to $5.0 million, which we expect to fund through operating cash flows and borrowings under our credit facility.

     For the nine months ended June 30, 2002, we generated approximately $1.2 million of cash from financing activities primarily resulting from borrowings under our credit facility.

     We have a working capital line of credit pursuant to which we can borrow up to $10.0 million secured by our accounts receivable and inventory (the "Credit Agreement"). The Credit Agreement, as amended, expires in January 2003. Borrowings under the Credit Agreement are subject to borrowing base restrictions based on (i) consolidated net income plus consolidated interest expense, income taxes, depreciation and amortization and (ii) levels of eligible accounts receivable and inventories. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial amounts and contains other covenants customary in agreements of this type. As of June 30, 2002 there were borrowings of $2.1 million outstanding under the Credit Agreement. Based on the levels of eligible accounts receivable and inventories, the Company had additional borrowings available under the Credit Agreement of $5.5 million. The borrowing interest rate at June 30, 2002 was 5.0%.

     In January 2002, we amended our Credit Agreement to expire in January 2003. In connection with this amendment, our borrowing interest rate became the bank's prime rate with a minimum rate of 5.0%. In addition, we arranged for an additional promissory note of $2.5 million ("Additional Note") to assist the Company with the funding of several long-term projects. As of June 30, 2002 there were no borrowings under the Additional Note and additional borrowings available under the Additional Note of $2.5 million. The Additional Note had a fixed borrowing rate of 8.0% and matured on July 15, 2002.

     We believe that the combination of existing cash reserves, cash flows from operations and borrowing availability under our existing credit facility should provide us sufficient capital resources and liquidity to fund our planned operations through fiscal year 2003. However, there can be no assurance that such sources of capital will be sufficient to support our capital requirements in the long-term, and we may be required to issue additional debt or equity securities in the future to meet our capital requirements. There can be no assurance we would be able to issue additional equity or debt securities in the future on terms that are acceptable to us or at all.

Contractual Obligations and Commercial Commitments

     A summary of future payments owed for contractual obligations and commercial commitments as of June 30, 2002 are shown in the table below (in thousands).

                                                             Less Than        1 - 3        4 -5         After
                                                 Total         1 Year         Years       Years       5 Years
                                                 -----         ------         -----       -----       -------
Contractual Obligations:
     Long-term debt ........................   $  3,826      $     224     $    498     $    574     $  2,530
     Operating leases ......................        730            518          212           --           --
                                               --------      ---------     --------     --------     --------
     Total contractual obligations .........      4,556            742          710          574        2,530

Commercial Commitments:
     Lines of credit .......................      2,128          2,128           --           --           --
                                               --------      ---------     --------     --------     --------
Total contractual obligations and
       commercial commitments ..............   $  6,684      $   2,870     $    710     $    574     $  2,530
                                               ========      =========     ========     ========     ========

Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. We adopted the provisions of SFAS 141 effective October 1, 2001. Among the provisions of SFAS 141 is the requirement to record as an extraordinary gain all negative goodwill resulting from new business combinations. As a result, we recorded an extraordinary gain of $686,000 relating to the acquisition of the additional interest in the Russian joint venture in November 2001.

     Also in July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment; or more frequently if impairment is indicated. Intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives; however, no maximum life applies. We will adopt the provisions of SFAS 142 effective in our fiscal year 2003, beginning October 1, 2002. At June 30, 2002, we had goodwill, net of accumulated amortization, of $1.9 million. Management is currently evaluating the impact of SFAS 142 on the Company's financial position and results of operations.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 143 - "Accounting for Asset Retirement Obligations". This statement requires us to recognize the fair value of a liability associated with the cost we would be obligated to incur in order to retire an asset at some point in the future. The liability would be recognized in the period in which it is incurred and can be reasonably estimated. The standard is effective for fiscal years beginning after June 15, 2002. We expect to adopt this standard at the beginning of our fiscal 2003. Management is currently evaluating the impact of SFAS No. 143 on our financial position and results of operations.

     Additionally, in October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets". SFAS No. 144 develops an accounting model, based upon the framework established in SFAS No. 121, for long-lived assets to be disposed by sales. The accounting model applies to all long-lived assets, including discontinued operations, and it replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for disposal of segments of a business. SFAS No. 144 requires long-lived assets held for disposal to be measured at the lower of carrying amount or fair values less costs to sell, whether reported in continuing operations or in discontinued operations. The statement is effective for fiscal years beginning after December 15, 2001. We intend to adopt this standard at the beginning of our fiscal 2003. Management is currently evaluating the impact of SFAS No. 144 on our financial position and results of operations.

     In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Recission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement clarifies guidance related to the reporting of gains and losses from extinguishment of debt and resolves inconsistencies related to the required accounting treatment of certain lease modifications. The provisions of this statement relating to extinguishment of debt become effective for financial statements issued for fiscal years beginning after May 15, 2002. The provisions of this statement relating to lease modification are effective for transactions occurring after May 15, 2002. We intend to adopt this standard at the beginning of fiscal 2003. Management is currently evaluating the impact of SFAS No. 145 on our financial position and results of operations.

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

Our Credit Risks Could Increase as our Customers Continue to Face Difficult Economic Circumstances.

     We believe and have assumed that our allowance for bad debts at June 30, 2002 is adequate in light of known circumstances. However, we cannot assure you that sufficient aggregate amounts of uncollectible receivables and bad debt write-offs will not have a material adverse effect on our future results of operations. Many of our customers have suffered from lower revenues and experienced liquidity challenges resulting from the economic difficulties throughout our industry. We have in the past incurred significant write-offs in our accounts receivable due to customer credit problems. We have found it necessary from time to time to extend trade credit to long-term customers and others where some risks of nonpayment or late payment exist. Given recent industry conditions, some of our customers have experienced a liquidity difficulty, which increases those credit risks. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources", contained in this Report on Form 10-Q.

Demand for Our Products is Volatile.

     Demand for our products depends primarily on the level of worldwide oil and gas exploration activity. That activity, in turn, depends primarily on prevailing oil and gas prices. Historically, the markets for oil and gas have been volatile, and those markets are likely to continue to be volatile. Oil and gas prices are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond our control. These factors include the level of consumer demand, weather conditions, domestic and foreign governmental regulations, price and availability of alternative fuels, political conditions in the Middle East and other significant oil-producing regions, foreign supply of oil and gas, price of foreign imports and overall economic conditions. Continued low demand for our products could materially and adversely affect our results of operations and liquidity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Industry Overview" contained in this Report on Form 10-Q.

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

Our Foreign Marketing Efforts Face Additional Risks and Difficulties.

     Net sales outside the United States accounted for approximately 14.6% of our net sales during fiscal year 2001. Additionally, our United States subsidiaries engage in significant export sales. Substantially all of our sales from the United States are made in U.S. dollars, but from time to time we may make sales in foreign currencies and may, therefore, be subject to foreign currency fluctuations on our sales. In addition, net assets reflected on the balance sheet of our Russian, Canadian and U.K. subsidiaries are subject to currency fluctuations. Significant foreign currency fluctuations could adversely impact our results of operations. See also our discussion in "Quantitative and Qualitative Disclosures About Market Risk" contained in this Report on Form 10-Q.

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

     In April 2002, we purchased certain intellectual property rights from our Primary Film Supplier for $2.1 million. Such purchase gives us exclusive ownership of all technology used by the Primary Film Supplier to manufacture dry thermal film used in the thermal imaging equipment we manufacture. Such purchase included technology then existing and any dry thermal film technology subsequently developed by the Primary Film Supplier for use in our equipment. We have also entered into an amended supply agreement pursuant to which the Primary Film Supplier provides us with the dry thermal film. In connection with the purchase, we licensed the technology to the Primary Film Supplier on a perpetual basis, so long as it can meet predefined quality and delivery requirements. Should the Primary Film Supplier not meet such requirements, we have the right to license any third party to manufacture dry thermal film. In connection with the purchase of this technology, we received favorable price concessions from the Primary Film Supplier. We have no assurance that the Primary Film Supplier will be able to provide us a continued supply of dry thermal film for the foreseeable future.

     Further, we are unable to predict at this time what affect the bankruptcy of the Primary Film Supplier will have on our business. In this regard see the discussion in Notes 9 and 10 to Consolidated Financial Statements included in this Report on Form 10-Q and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Industry Overview--Commercial Graphics Industry".

     If the Japanese manufacturer were to discontinue supplying these printheads or was unable or unwilling to supply printheads in sufficient quantities to meet our requirements, if our Primary Film Supplier were to discontinue supplying dry thermal film, were unable or unwilling to supply dry thermal film in sufficient quantities to meet our requirements or if we were unable to replace such supplier, our ability to compete in the thermal imaging marketplace could be severely damaged, which could adversely affect our financial performance.

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

     Goodwill, representing the excess of purchase price over the fair value of net assets acquired and other intangible assets are amortized on a straight-line basis over the period of expected benefit, not exceeding 40 years. Goodwill is a residual amount and is determined after numerous estimates are made regarding the fair values of assets and liabilities included in a business combination. At June 30, 2002, the Company had goodwill, net of accumulated amortization, of $1.9 million. The carrying value of long-lived assets, including goodwill, is reviewed periodically for impairment. Substantial judgment is necessary in the determination as to whether an event or circumstances have occurred that may trigger impairment. For information regarding our current and future accounting policies regarding goodwill amortization, see Note 1 to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations - Accounting Pronouncements.

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

Foreign Currency Exchange Rate Risk

     We purchase printheads from OYO Corporation pursuant to terms under which such purchases are denominated in Japanese Yen. We routinely attempt to hedge our currency exposure on these purchases by entering into foreign currency forward contracts with a bank. The purpose of entering into these forward hedge contracts is to eliminate variability of cash flows associated with foreign currency exposure risk on amounts payable in Japanese Yen. Under SFAS No. 133 and related interpretations, our forward contracts with the bank are considered derivatives. SFAS No. 133, which was effective for our fiscal year 2001, requires that we record these foreign currency forward contracts on the balance sheet and mark them to fair value at each reporting date. Our aggregate dollar exposure to forward yen contracts has never exceeded $0.4 million and such contracts ordinarily are settled within 10 months. Resulting gains and losses are reflected in income and were not material for our fiscal quarter ended June 30, 2002. At June 30, 2002, we had no exposure to yen denominated foreign currency forward contracts, and we had $59,000 of yen denominated accounts payable.

Foreign Currency and Operations Risk

     We have a subsidiary located in Russia. Therefore, our financial results may be affected by factors such as changes in foreign currency exchange risks, weak economic conditions, or changes in Russia's political climate. Our consolidated balance sheet at June 30, 2002 reflected approximately $2.7 million of net working capital related to our Russian subsidiary. This subsidiary both receives its income and pays its expenses primarily in roubles. To the extent that transactions of this subsidiary are settled in roubles, a devaluation of the rouble versus the U.S. dollar could reduce any contribution from our Russian subsidiary to our consolidated results of operations as reported in U.S. dollars. We do not hedge the market risk with respect to our operations in Russia; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of Russian roubles versus U.S. dollars to the extent such disruptions result in any reduced valuation of the Russian subsidiary's net working capital or future contributions to our consolidated results of operations.

Interest Rate Risk

     We have a revolving line of credit with a bank which subjects us to the risk of increased interest costs associated with any upward movements in bank market interest rates. Our borrowing interest rate is the bank's prime rate (4.75% at June 30, 2002) with a minimum rate of 5.0%. Further, amounts payable under the line of credit are due in full in January 2003. As of June 30, 2002, we had borrowed $2.1 million under this line of credit at a borrowing rate of 5.0%. Due to the small amount of borrowings under this credit facility and its short term, we anticipate that any increased interest costs associated with movements in market interest rates will not be material to our financial condition, results of operation or cash flow. Similarly, we have a fixed rate 8.0% loan in the amount of $2,500,000 from the same bank payable in July 2002. At June 30, 2002 there were no borrowings under this loan facility. Because of the short-term maturity of this loan and the fixed rate, and because we had no outstanding borrowings under this note, we do not have any material market risk attributable thereto.

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

                                     OYO GEOSPACE CORPORATION



Date:  August 12, 2002               By:  /s/ Gary D. Owens
                                        ---------------------------------------
                                          Gary D. Owens, Chairman of the Board
                                          President and Chief Executive Officer
                                          (duly authorized officer)




Date:  August 12, 2002               By:  /s/ Thomas T. McEntire
                                        ---------------------------------------
                                          Thomas T. McEntire
                                          Chief Financial Officer
                                          (principal financial officer)

                  Informational Addendum to Report on Form 10-Q
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            Not Filed Pursuant to the Securities Exchange Act of 1934

     The undersigned Chief Executive Officer and Chief Financial Officer of OYO Geospace Corporation do hereby certify as follows:

     Solely for the purpose of meeting the apparent requirements of Section 906 of the Sarbanes-Oxley Act of 2002, and solely to the extent this certification may be applicable to this Report on Form 10-Q, the undersigned hereby certify that this Report on Form 10-Q fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in this Report on Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of OYO Geospace Corporation.

                                              /s/ Gary D. Owens
                                 -----------------------------------------------
                                 Name:  Gary D. Owens
                                 Title: Chief Executive Officer

                                            /s/ Thomas T. McEntire
                                 -----------------------------------------------
                                 Name: Thomas T. McEntire
                                 Title: Chief Financial Officer