Form 10-K
period 2002-09-30
OYO GEOSPACE CORP
filed 2002-12-23
CIK 1001115

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

                               -----------------

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the Fiscal Year Ended September 30, 2002 OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                       Commission file number 001-13601

                               -----------------

                           OYO GEOSPACE CORPORATION
            (Exact Name of Registrant as Specified in Its Charter)

                     Delaware                  76-0447780
                  (State or Other           (I.R.S. Employer
                  Jurisdiction of
                 Incorporation or          Identification No.)
                   Organization)

                        12750 South Kirkwood, Suite 200
                             Stafford, Texas 77477
                   (Address of Principal Executive Offices)

                                (281) 494-8282
             (Registrant's telephone number, including area code)

Securities Registered pursuant to Section 12(b) of the Act:

                Title of Each Class     Name of Each Exchange on
                                            Which Registered
                   Common Stock          NASDAQ National Market

Securities Registered pursuant to Section 12(g) of the Act:  NONE

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  [X]  No  [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                               Yes  [_]  No  [X]

   There were 5,547,795 shares of the Registrant's Common Stock outstanding as of the close of business on December 18, 2002. The aggregate market value of the Registrant's Common Stock held by non-affiliates was approximately $34 million (based upon the closing price of $14.00 on March 29, 2002, as reported by the NASDAQ Stock Market, Inc.)

                               -----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the definitive proxy statement for the Registrant's 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

================================================================================

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

   Seismic data acquisition is conducted on land by combining a seismic energy source and a data recording system. The energy source imparts seismic waves into the earth, reflections of which are received and measured by geophones and hydrophones. Electrical signals generated by the geophones and hydrophones are simultaneously transmitted through leader wire, geophone and hydrophone string connectors and telemetric cable to data collection units, which store information for processing and analysis. Seismic thermal imaging output devices are used in the field or office to create a graphic representation of the seismic data after it has been acquired.

   Marine seismic data acquisition is conducted primarily by large ocean-going vessels that tow long seismic cables known as "streamers". Usually, the energy source in marine seismic data acquisition is an airgun, and the reflected seismic waves are received and measured by hydrophones, which are an integral part of the streamers. The streamers simultaneously transmit the electrical impulses back to the vessel via telemetric cable included within the streamers, and the seismic data is recorded and processed in much the same manner as it is on land.

   An estimated one to two-thirds of the reserves found with every oil and gas discovery will be left behind in the reservoir, not recoverable either economically or at times even identified. Reservoir characterization and management programs, in which the reservoir is carefully imaged and monitored throughout its economic life by seismic instruments and equipment, are now seen as vital tools for improving production recovery rates. Seismic surveys repeated over selected time intervals show dynamic changes within the reservoir and can be used to monitor the effects of production.

   We expect to incur significant future research and development expenditures aimed at the development of additional seismic acquisition products and services used for high definition reservoir characterization for use in both land and marine environments.

   While orders for our products can vary substantially from quarter to quarter, reservoir characterization projects, especially deepwater projects, require the use of more equipment over a longer period of time than is required by conventional surface seismic systems. Revenue recognition in accordance with generally accepted accounting principles for these large-scale projects has the potential to result in substantial fluctuations in our quarterly performance. These variations may impact our operating results and cash flow, manufacturing capability and expense levels in any given quarter. Furthermore, because of the scale and nature of reservoir characterization projects, there may be delays in their implementation and uncertainties about their final course. As a result, we are unable at present to predict the impact of all such projects on our business, financial condition and results of operations.

   During our fiscal year ended September 30, 2002, we delivered a reservoir characterization and monitoring system to a major oil company. In accordance with the terms of the contract, we recognized $15.8 million of revenues in the third quarter of our fiscal year ended September 30, 2002. The contract provides for additional revenue of $3.2 million based upon the system's performance, and we expect to recognize such revenue in the first quarter of fiscal year 2004. All costs related to this sale, including estimated costs for warranty and delivery, have been recorded in the fiscal year ended September 30, 2002.

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

   A private corporation headquartered in New York State has been the primary supplier of dry thermal film used by our customers in the thermal imaging equipment we manufacture (the "Primary Film Supplier"). We also have a secondary supplier of dry thermal film headquartered in Europe (the "Secondary Film Supplier"). We are not aware of other suppliers of dry thermal film for our thermal imaging equipment. While alternate suppliers might be able to provide dry thermal film, such film has not historically performed as well in our thermal imaging equipment.

   In April 2002, we purchased certain intellectual property rights from our Primary Film Supplier for $2.3 million. Such purchase gave us exclusive ownership of all technology used by the Primary Film Supplier to manufacture dry thermal film used in the thermal imaging equipment we manufacture. Such purchase included technology then existing and any dry thermal film technology thereafter developed by the Primary Film Supplier for use in our equipment. We also entered into an amended supply agreement pursuant to which the Primary Film Supplier agreed to provide us with the dry thermal film. In connection with the purchase, we agreed to license the technology to the Primary Film Supplier on a perpetual basis so long as it could meet predefined quality and delivery requirements. If the Primary Film Supplier can not meet such requirements, we have the right to use the technology ourselves or to license the technology to any third party to manufacture dry thermal film.

   On July 3, 2002, the Primary Film Supplier filed a Chapter 11 reorganization petition in Federal Bankruptcy Court for the Western District of New York. At the date of such bankruptcy filing, we had $3.4 million of long-term assets carried on our balance sheet as a result of the prior transactions with the Primary Film Supplier (including the $2.3 million investment in intellectual property acquired from such Primary Film Supplier described above). The Primary Film Supplier advised us that, in connection with its bankruptcy filing, it was seeking a buyer for its business that would assume its relationship and contracts with us, and it was our intention to cooperate in such efforts to the extent our on-going interest could be served thereby. After several months, we are not optimistic that a buyer can be found to operate the Primary Film Supplier's business or, if a buyer is found, that it would agree to perform the Primary Film Supplier's obligations under the agreements entered into between us and the Primary Film Supplier in accordance with the terms thereof, or whether any such buyer would be capable of carrying out such obligations. Should such efforts not be successful, we intend to use the intellectual property to manufacture the film internally or to establish a relationship with another vendor as a source of supply for the film used in connection with the thermal imaging equipment that we manufacture.

   Over the past several months, our Primary Film Supplier has failed to meet all of our purchase orders and has provided us with only a limited quantity of film. In November 2002, our Primary Film Supplier stated that it had closed down its operations. Subsequently, it stated that it was resuming a limited level of operations while continuing to look for a buyer of its business. As a result, we are currently purchasing a large quantity of dry thermal film from our Secondary Film Supplier. We are also in the process of researching and developing a system that would enable us to use the technology we purchased from the Primary Film Supplier to manufacture dry thermal film internally if we should elect to do so.

   As a result of the bankruptcy filing by the Primary Film Supplier, we recorded a charge in our third quarter of fiscal year 2002 of approximately $1.2 million due to the ultimate uncertainty of realization of value on certain assets, particularly certain prepaid purchase benefits and similar benefits under the amended supply contract with the Primary Film Supplier. We do not believe there has been any impairment in the value of the intellectual property we acquired from the Primary Film Supplier because of our ability to utilize the intellectual property to have thermal film manufactured internally or possibly elsewhere.

   No claims have been made against us or by us at present in connection with the Primary Film Supplier's bankruptcy, except that on December 10, 2002, we received a notice of claim for alleged preferential payments made by the Primary Film Supplier to us in the period before filing of the bankruptcy proceeding in the approximate amount of $260,000. We have not yet fully assessed such recent claim and do not have adequate information and necessary legal advice to do so at this time. We intend to vigorously defend against such claim under the overall circumstances of our relationship with the Primary Film Supplier. At present we do not know whether we will make any claims against the Primary Film Supplier and we are unable to predict whether any additional claims will be made against us in connection with the Primary Film Supplier's bankruptcy proceeding as to any aspect of our relationship with such Primary Film Supplier. We are unable at this time to predict the outcome and effects of this still developing situation. We have, nevertheless, recently made provision for existing claims that we believe are adequate at this time, although we are unable to make such predictions with any certainty.

  Acquisitions

   Effective November 8, 2001, we increased our equity ownership from 44% to 85% in a Russian joint venture we formed more than ten years ago with Geophyspribor Ufa Production Association, Bank Vostock and Chori Co., Ltd. Since the increase in ownership, the operating results of the reorganized entity, now known as OYO-GEO Impulse International LLC ("OYO-GEO Impulse"), are consolidated with those of the Company. Geophyspribor Ufa Production Association and Chori Co., Ltd. continue as minority shareholders of OYO-GEO Impulse.

   In exchange for the additional equity ownership, we forgave a debt of $1.2 million owed to us by OYO-GEO Impulse. At the time of the acquisition, the debt owed to us and a related prior equity investment had been written-off due to prior concerns regarding realization of these assets and had no carrying value in our financial statements. In connection with this increase in our equity ownership, we recorded an extraordinary gain of $686,000, net of income taxes of $85,000. This extraordinary gain represents the negative goodwill that resulted from the acquisition of the additional equity interest of OYO-GEO Impulse. SFAS 141 requires negative goodwill resulting from new business combinations to be recorded as an extraordinary gain.

   Based in Ufa, Bashkortostan, Russia, OYO-GEO Impulse has been in operation since 1990 manufacturing seismic sensors for the Russian marketplace. OYO-GEO Impulse owns two facilities in Ufa containing 161,000 square feet and employs approximately 278 people. Our seismic manufacturing operation in Houston is managing the expansion of OYO-GEO Impulse's operations to produce international-standard seismic sensors and additional products that will broaden its market scope.

   In February 2001, we acquired substantially all of the assets of EcoPRO Imaging Corporation ("EcoPRO"), a dry thermal film distribution business, for $1.9 million of cash from the Primary Film Supplier. The operations of EcoPRO have been combined with our other commercial graphics operations.

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

   Our products used in marine seismic data acquisition include our patented marine seismic cable retrieval devices. Occasionally, streamers are severed and become disconnected from the vessel as a result of inclement weather, vessel traffic or human or technological error. Our seismic cable retrieval devices, which are attached to the streamers, contain air bags that are designed to inflate automatically at a given depth, bringing the severed cable to the surface. This can save the seismic contractor significant time and money over the alternative of losing the seismic cable. We are also developing seismic streamer "birds", which are rudderlike or finlike devices that attach to the streamer and help maintain the streamer at a certain desired depth as it is towed through the water.

   Recent product developments include the HDSeis(TM) product line and a suite of borehole and reservoir characterization products and services. Our HDSeis(TM) System is a high definition seismic data acquisition system with flexible architecture that can be configured as a borehole seismic system or as a subsurface system for land or marine reservoir-monitoring projects.

   The scalable architecture of the HDSeis(TM) System enables custom designed system configuration for applications ranging from low-channel engineering and environmental-scale surveys requiring a minimum number of recording channels to high-channel surveys required to efficiently conduct permanent deepwater reservoir imaging and monitoring. Modular architecture allows virtually unlimited channel expansion with global positioning systems and fiber-optic synchronization. In addition, multi-system synchronization features make the HDSeis(TM) System well suited for multi-well or multi-site acquisition, simultaneous surface and downhole acquisition and continuous reservoir monitoring projects.

   Reservoir characterization requires special purpose or custom designed systems in which portability becomes less critical and functional reliability assumes greater importance. This helps assure successful operations in inaccessible locations over a considerable period of time. Additionally, reservoirs located in deepwater or hostile environments require special instrumentation and new techniques for life-of-field performance.

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

   In order to leverage our cable manufacturing facilities and capabilities, we are designing and selling cable products to the offshore oil and gas and offshore construction industries. The production of marine cables requires specialized design capabilities and manufacturing equipment, which we also utilize for deepwater reservoir characterization products.

   We are also working to diversify our existing seismic product lines and adapt our manufacturing capabilities for uses in industries other than the seismic industry.

  Commercial Graphics Products

   We have adapted our thermal imaging technology, which we originally developed for the seismic industry, for commercial applications in the newsprint, silkscreen and corrugated printing industries. Our thermal imaging equipment is capable of producing data images ranging in size from 12 to 54 inches wide. We believe that our wide format thermal printers, which use dry thermal film technology, are a cost-effective alternative to conventional equipment and imaging solutions.

   We expect to continue our research and development activities to expand the markets for our thermal imaging products and increase the image clarity of our thermal imaging equipment and dry thermal film.

Competition

   The principal competitors in our seismic business segment for geophones, hydrophones, geophone string connectors, leader wire and telemetry cable are Input/Output, Inc. and Sercel. We believe that we are one of the world's largest manufacturers and distributors of these products. Furthermore, an entity in China manufactures an older model geophone having the same design and specifications as our GS-20 DX geophone. In addition to these competitors, certain manufacturers of marine streamers also manufacture hydrophones for their own use.

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

   Our primary competitors for our deepwater reservoir characterization systems are traditional seismic equipment manufacturers such as Schlumberger, Input/Output, Inc. and Sercel.

   Our primary competitors for downhole high definition seismic data acquisition services are Paulson Geophysical and Core Laboratories.

   We believe that the primary competitors in our commercial graphics business segment are Ricoh, Xante, Gerber Scientific, iSys Group, Cypress Tech. and Atlantek Inc., as well as alternative technologies such as inkjet. As we advance the resolution capabilities of direct thermal technology, we expose ourselves to additional competitors in the more traditional wet-film imagesetting marketplace.

Suppliers

   A Japanese manufacturer unaffiliated with us is currently the only supplier of wide format thermal printheads that we use to manufacture our wide format thermal imaging equipment. Over the years we have experienced some quality control issues with such printheads and have returned significant quantities of these products to the manufacturer for repair, testing and quality assurance review. We are not presently experiencing any significant supply or quality control problems with our supplier of printheads. However, unforeseen problems, if they develop, could have a significant effect on our ability to meet future production and sales commitments. If the Japanese manufacturer were to discontinue supplying these printheads or was unable or unwilling to supply printheads in sufficient quantities to meet our requirements, our ability to compete in the thermal imaging marketplace could be severely damaged, which could adversely affect our financial performance. We believe we maintain an adequate inventory of these printheads to continue production for two to three months.

   As discussed above, a private corporation headquartered in New York has been the primary supplier of dry thermal film used by our customers in the thermal imaging equipment we manufacture. As a result of recent developments with regard to such supplier, we are currently purchasing a large quantity of dry thermal film from the Secondary Film Supplier. We know of no other supplier of dry thermal film for our thermal imaging equipment. While alternate suppliers might be able to provide dry thermal film, such film has not historically performed as well in our thermal imaging equipment. We are also in the process of researching and developing a system that would enable us to use the technology we purchased from the Primary Film Supplier to manufacture dry thermal film internally if we should elect to do so. If we are unable to successfully manufacture dry thermal film internally using the technology we purchased from our Primary Film Supplier and if our Primary Film Supplier is unable to locate a buyer of its business or if our Secondary Film Supplier was to discontinue supplying dry thermal film or was unable to supply dry thermal film in sufficient quantities to meet our requirements, our ability to compete in the thermal imaging marketplace could be severely damaged, which could adversely affect our financial performance. The net book value of our intellectual property related to dry film technology was $2.1 million at September 30, 2002.

Product Manufacturing

   Our manufacturing and product assembly operations consist of machining or molding the necessary component parts, configuring these parts along with components received from various vendors and assembling a final product. Upon completion, we test the final products to the functional and environmental extremes of product specifications and inspect the products for quality assurance. We normally manufacture and ship based on customer orders; therefore, we typically do not maintain significant inventories of finished goods.

Markets and Customers

   Our principal seismic customers are contractors, many of which are at present experiencing significantly lessened demand for their services and consequently financial difficulties, and major independent and government-owned oil and gas companies that either operate their own seismic crews or specify seismic instrument and equipment preferences to contractors. Our commercial graphics customers primarily consist of direct users of our equipment as well as specialized resellers that focus on the newsprint, silkscreen and corrugated box printing industries.

Intellectual Property

   We seek to protect our intellectual property by means of patents, trademarks, trade secrets and other measures. Although we do not consider any single patent essential to our success, we consider our patent regarding our marine seismic cable retrieval devices to be of significant value to us. This patent is scheduled to expire in 2012. We have film technology patents that expire at varying dates beginning in 2013.

Research and Development

   We expect to incur significant future research and development expenditures aimed at the development of additional seismic data acquisition products and services used for high definition reservoir characterization in both land and marine environments.

   For an estimation of our sponsored research and development expenditures over the past five years, see Item 6, Selected Consolidated Financial Data, contained in Part II to this Report on Form 10-K.

Employees

   As of September 30, 2002, we employed approximately 663 people on a full-time basis (including the employees of our 85%-owned Russian affiliate), of which approximately 346 were employed in the United States. We have never experienced a work stoppage and consider our relationship with our employees to be satisfactory. None of our employees are unionized.

Financial Information by Geographic Area

   For a discussion of financial information by geographic area, see Note 17 to the Consolidated Financial Statements contained in this Report on Form 10-K.


Item 2.  Properties

   As of September 30, 2002, our operations included the following locations:

                                           Approximate
          Location           Owned/Leased Square Footage             Use
          --------           ------------ --------------  -------------------------
Stafford, Texas                  Owned        20,000      Headquarters and research
                                                               and development
Houston, Texas                   Owned        77,000/(1)/     Manufacturing and
                                                           administrative services
Houston, Texas                  Leased        58,000            Manufacturing
Houston, Texas                  Leased        36,000            Manufacturing
Houston, Texas                   Owned        18,000            Manufacturing
Ufa, Russia                      Owned       120,000            Manufacturing
Ufa, Russia                      Owned        41,000            Manufacturing
Calgary, Alberta, Canada         Owned        21,000          Sales and service
Luton, Bedfordshire, England     Owned         8,000          Sales and service

--------
/(1)/ This location is used for seismic manufacturing and commercial graphics manufacturing.

   During the fiscal year ended September 30, 2002, we relocated one of our commercial graphics companies from a leased facility in Houston, Texas to the owned Houston, Texas facility. The lease on this 34,000 square foot leased facility expired on October 31, 2002.

   We believe that our facilities are adequate for our current and immediately projected needs.

Item 3.  Legal Proceedings

   From time to time we are a party to what we believe is routine litigation and proceedings that may be considered as part of the ordinary course of our business. We are not aware of any current or pending litigation or proceedings that could have a material adverse effect on our results of operations, cash flows or financial condition, although we continue to monitor developments in the bankruptcy proceeding by our Primary Film Supplier and its existing claim against us as is described in the section entitled "Business--Company Overview--Commercial Graphics Industry" contained in this Report on Form 10-K.

Item 4.  Submission of Matters to Vote of Security Holders

   None.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

   Our common stock is traded on the Nasdaq National Market under the symbol "OYOG". On November 30, 2002, there were approximately 61 holders of record of our common stock.

   The following table presents the range of high and low bid quotations for our common stock during the two fiscal years ended September 30, 2002 and September 30, 2001, as reported by The NASDAQ Stock Market, Inc.

                                                  Low    High
                                                 ------ ------
                  Year Ended September 30, 2002:
                  Fourth Quarter................ $ 9.60 $16.00
                  Third Quarter.................   8.75  14.20
                  Second Quarter................  11.95  14.98
                  First Quarter.................   9.75  15.25
                  Year Ended September 30, 2001:
                  Fourth Quarter................ $12.30 $22.94
                  Third Quarter.................  19.75  25.75
                  Second Quarter................  20.88  25.75
                  First Quarter.................  17.00  24.00

   Historically, we have not paid dividends, and we do not intend to pay cash dividends on our common stock in the foreseeable future. We presently intend to retain earnings for use in our business, with any future decision to pay cash dividends dependent upon our growth, profitability, financial condition and other factors the Board of Directors may deem relevant. Our existing credit agreement also has covenants which materially limit our ability to pay dividends. For a more complete discussion of our credit agreement, see the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation--Liquidity and Capital Resources" contained in this Report on Form 10-K.

   The following equity plan information is provided as of September 30, 2002:

                     Equity Compensation Plan Information

                                                                                         Number of Securities
                                                                                       Remaining Available for
                                                                                           Future Issuances
                                       Number of Securities to be   Weighted-average         Under Equity
                                        Issued upon Exercise of    Exercise Price of      Compensation Plans
                                          Outstanding Options,    Outstanding Options,  (Excluding Securities
                                          Warrants and Rights     Warrants and Rights  Reflected in Column (a))
            Plan Category                         (a)                     (b)                    (c)
            -------------              -------------------------- -------------------- ------------------------
Equity Compensation Plans Approved by
  Security Holders....................          556,975                  $15.32                261,009
Equity Compensation Plans Not Approved
  by Security Holders.................              N/A                     N/A                    N/A

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

                                                             Year Ended September 30,
                                            ----------------------------------------------------------
                                               2002        2001        2000        1999        1998
                                            ----------  ----------  ----------  ----------  ----------
                                                (in thousands, except share and per share amounts)
Statement of Operations Data:
Sales...................................... $   65,049  $   63,618  $   53,474  $   42,031  $   65,823
Cost of sales..............................     46,484      42,957      39,042      25,536      38,425
                                            ----------  ----------  ----------  ----------  ----------
Gross profit...............................     18,565      20,661      14,432      16,495      27,398
Operating expenses:
   Selling, general and administrative.....     11,538      12,528      10,090       9,682      11,837
   Research and development................      5,347       6,277       6,146       6,246       5,621
   Impairment of assets....................      1,246          --          --          --          --
                                            ----------  ----------  ----------  ----------  ----------
       Total operating expenses............     18,131      18,805      16,236      15,928      17,458
                                            ----------  ----------  ----------  ----------  ----------
Income (loss) from operations..............        434       1,856      (1,804)        567       9,940
Other income (expense), net................       (770)       (226)         41          84         326
                                            ----------  ----------  ----------  ----------  ----------
Income (loss) before income taxes, minority
  interest and extraordinary gain..........       (336)      1,630      (1,763)        651      10,266
Income tax expense (benefit)...............       (857)        292        (572)       (187)      3,592
                                            ----------  ----------  ----------  ----------  ----------
Income (loss) before minority interest, and
  extraordinary gain.......................        521       1,338      (1,191)        838       6,674
Minority interest..........................        (88)         --          --          --          --
                                            ----------  ----------  ----------  ----------  ----------
Income (loss) before extraordinary gain....        433       1,338      (1,191)        838       6,674
Extraordinary gain, net of tax of $85......        686          --          --          --          --
                                            ----------  ----------  ----------  ----------  ----------
Net income (loss).......................... $    1,119  $    1,338  $   (1,191) $      838  $    6,674
                                            ==========  ==========  ==========  ==========  ==========
Basic earnings (loss) per share:
Income (loss) before extraordinary gain.... $     0.08  $     0.24  $    (0.22) $     0.16  $     1.32
Extraordinary gain.........................       0.12          --          --          --          --
                                            ----------  ----------  ----------  ----------  ----------
Net income (loss) per share................ $     0.20  $     0.24  $    (0.22) $     0.16  $     1.32
                                            ==========  ==========  ==========  ==========  ==========
Diluted earnings (loss) per share:
Income (loss) before extraordinary gain.... $     0.08  $     0.24  $    (0.22) $     0.15  $     1.29
Extraordinary gain.........................       0.12          --          --          --          --
                                            ----------  ----------  ----------  ----------  ----------
Net income (loss) per share................ $     0.20  $     0.24  $    (0.22) $     0.15  $     1.29
                                            ==========  ==========  ==========  ==========  ==========
Weighted average shares outstanding--
  Basic....................................  5,535,979   5,489,251   5,431,901   5,384,530   5,072,262
Weighted average share outstanding--
  Diluted..................................  5,547,774   5,598,597   5,431,901   5,449,404   5,166,756
Other Financial Data:
Depreciation and amortization.............. $    4,852  $    4,444  $    4,014  $    4,319  $    8,803
Capital expenditures.......................      4,729       4,909       6,004       3,656      11,953

                                         As of September 30,
                               ---------------------------------------
                                2002    2001    2000    1999    1998
                               ------- ------- ------- ------- -------
                                           (in thousands)
          Balance Sheet Data:
          Working capital..... $28,130 $27,891 $28,505 $32,231 $26,812
          Total assets........  68,126  73,000  65,108  63,419  63,288
          Short-term debt.....     714   1,033     198     169      38
          Long-term debt......   3,544   3,772   3,984   4,182     956
          Stockholders' equity  54,129  52,791  50,709  51,398  49,383

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following is management's discussion and analysis of the major elements of our consolidated financial statements. You should read this discussion and analysis together with our consolidated financial statements and accompanying notes and other detailed information appearing elsewhere in this Form 10-K. The discussion of our financial condition and results of operations includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on assumptions that we consider to be reasonable, but that could prove to be incorrect. For more information regarding our assumptions, you should refer to the section entitled "Forward-Looking Statements and Risks" contained in this
Item 7.

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

   Seismic data acquisition is conducted on land by combining a seismic energy source and a data recording system. The energy source imparts seismic waves into the earth, reflections of which are received and measured by geophones and hydrophones. Electrical signals generated by the geophones and hydrophones are simultaneously transmitted through leader wire, geophone and hydrophone string connectors and telemetric cable to data collection units, which store information for processing and analysis. Seismic thermal imaging output devices are used in the field or office to create a graphic representation of the seismic data after it has been acquired.

   Marine seismic data acquisition is conducted primarily by large ocean-going vessels that tow long seismic cables known as "streamers". Usually, the energy source in marine seismic data acquisition is an airgun, and the reflected seismic waves are received and measured by hydrophones, which are an integral part of the streamers. The streamers simultaneously transmit the electrical impulses back to the vessel via telemetric cable included within the streamers, and the seismic data is recorded and processed in much the same manner as it is on land.

   An estimated one to two-thirds of the reserves found with every oil and gas discovery will be left behind in the reservoir, not recoverable either economically or at times even identified. Reservoir characterization and management programs, in which the reservoir is carefully imaged and monitored throughout its economic life by seismic instruments and equipment, are now seen as vital tools for improving production recovery rates. Seismic surveys repeated over selected time intervals show dynamic changes within the reservoir and can be used to monitor the effects of production.

   We expect to incur significant future research and development expenditures aimed at the development of additional seismic acquisition products and services used for high definition reservoir characterization for use in both land and marine environments.

   While orders for our products can vary substantially from quarter to quarter, reservoir characterization projects, especially deepwater projects, require the use of more equipment over a longer period of time than is required by conventional surface seismic systems. Revenue recognition in accordance with generally accepted accounting principles for these large-scale projects has the potential to result in substantial fluctuations in our quarterly performance. These variations may impact our operating results and cash flow, manufacturing capability and expense levels in any given quarter. Furthermore, because of the scale and nature of reservoir characterization projects, there may be delays in their implementation and uncertainties about their final course. As a result, we are unable at present to predict the impact of all such projects on our business, financial condition and results of operations.

   During our fiscal year ended September 30, 2002, we delivered a reservoir characterization and monitoring system to a major oil company. In accordance with the terms of the contract, we recognized $15.8 million of revenues in our fiscal year ended September 30, 2002. The contract provides for additional revenue of $3.2 million based upon the system's performance, and we expect to recognize such revenue in the first quarter of fiscal year 2004. All costs related to this sale, including estimated costs for warranty and delivery, have been recorded in the fiscal year ended September 30, 2002.

   Because of the scale and nature of reservoir characterization projects, there may be delays in project implementation and uncertainties about their final course. As a result, we are unable at present to predict the impact of such projects on our business and financial results and condition. We continue to believe, however, that our reservoir characterization systems, including the system referenced above, are important new technologies in our industry and our ability to develop and market them will be a key determinant of our success in the future.

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

Results of Operations

   We report information for two segments: Seismic and Commercial Graphics.

   Summary financial data by business segment follows (in thousands):

                                              Years Ended
                               ----------------------------------------
                               September 30, September 30, September 30,
                                   2002          2001          2000
                               ------------- ------------- -------------
       Seismic
       Revenue................    $51,800       $50,433       $39,518
       Operating income.......      4,311         5,381           543
       Commercial Graphics
       Revenue................     13,490        13,557        14,313
       Operating income(loss).       (399)           27           770
       Corporate
       Revenue................         --            --            --
       Operating (loss).......     (3,336)       (3,552)       (3,117)
       Eliminations
       Revenue................       (241)         (372)         (357)
       Operating (loss).......       (142)           --            --
       Consolidated Totals
       Revenue................     65,049        63,618        53,474
       Operating income (loss)        434         1,856        (1,804)

Overview

  Fiscal Year 2002 Compared to Fiscal Year 2001.

   Consolidated revenues for fiscal year 2002 increased $1.4 million, or 2.3%, from fiscal year 2001. The increase in revenues was primarily due to a $15.8 million sale of a reservoir characterization and monitoring system to a major oil company and the acquisition of an additional interest in OYO-GEO Impulse, which contributed $4.1 million in revenues in fiscal year 2002. Such increases were largely offset by a significant decrease in sales of our traditional land-based seismic products, resulting from a softening in the demand for seismic equipment along with significant competition in pricing due to excess manufacturing capacity in our seismic business segment.

   Our consolidated gross profits for fiscal year 2002 decreased by $2.1 million, or 10.1%, from fiscal year 2001. While the sale of the reservoir characterization system to the major oil company had a favorable impact on our consolidated gross profits and gross profit margins, the continued depressed state of the seismic industry adversely affected gross profit margins for our land-based seismic products. In response to these market conditions, we recorded a charge of $0.9 million in fiscal year 2002 to reflect the impairment of slow moving inventories and the underutilization of certain manufacturing plant assets.

   Our consolidated operating expenses for fiscal year 2002 decreased $0.7 million, or 3.6%, from fiscal year 2001. Included in our consolidated operating expenses for fiscal year 2002 is a $1.2 million impairment charge related to the Chapter 11 reorganization petition filed by the Primary Film Supplier. In this regard, see the discussion in Note 18 to the Consolidated Financial Statements included in this Report on Form 10-K and "Business--Company Overview--Commercial Graphics Industry". Excluding the impact of the impairment charge, our consolidated operating expenses for fiscal year 2002 decreased by $1.9 million, or 10.2%, from the prior fiscal year. The lower expenses are a result of our effort to reduce expenses in our seismic business segment in response to market conditions.

   Our effective tax rate for fiscal year 2002 was a benefit of 255.1% compared to an expense of 17.9% for fiscal year 2001. The United States statutory tax rate for each of these periods was 34%. For the current year and the prior year period, the difference between our effective tax rate and the statutory tax rate resulted from the recording of tax benefits for the resolution of contingent tax matters from prior years. Excluding these benefits, our effective tax rate for fiscal year 2002 would have been a benefit of 86.0% and a provision of 34.1% in fiscal years 2002 and 2001, respectively. The benefit of 86.0% in fiscal year 2002 largely resulted from the exclusion from taxable income of certain profits earned on export sales. In addition, we recorded a tax expense of $85,000 related to an extraordinary gain that occurred in the first quarter of 2002.

  Fiscal Year 2001 Compared to Fiscal Year 2000.

   Consolidated sales for fiscal year 2001 increased $10.1 million, or 19.0%, from fiscal year 2000. The increase in sales was primarily due to an increase in demand for our seismic products.

   Consolidated gross profits for fiscal year 2001 increased by $6.2 million, or 43.2%, from fiscal year 2000. The higher gross profits were realized from both our seismic and commercial graphics business segments. Compared to the prior year period, gross profits improved in fiscal year 2001 primarily because the prior year period reflects the impact of a highly competitive bid on a large land-based seismic equipment order. Furthermore, fiscal year 2001 sales contain a higher mix of marine-based seismic products, which historically have higher gross profit margins.

   Consolidated operating expenses for fiscal year 2001 increased $2.6 million, or 15.8%, from fiscal year 2000. The increase primarily resulted from increased costs associated with new personnel, sales and marketing efforts, information technology upgrades and costs associated with our acquisition of substantially all of the assets of EcoPRO.

   Our effective tax rate for fiscal year 2001 was a provision of 17.9% compared to a benefit of 32.4% for fiscal year 2000. Our tax rate for fiscal 2001 included a tax benefit of $0.2 million due to the resolution of contingent tax matters. Excluding these benefits, our effective tax rate for fiscal 2001 would have been a provision of 34.1%.

Seismic

   Our seismic product lines currently consist of high definition reservoir characterization products and services, geophones and hydrophones, including multi-component geophones and hydrophones, seismic leader wire, geophone string connectors, seismic telemetry cable, marine seismic cable retrieval devices and small data acquisition systems targeted at niche markets.

  Fiscal Year 2002 Compared to Fiscal Year 2001.

  Revenue

   Sales of our seismic products for fiscal year 2002 increased $1.4 million, or 2.7% from fiscal year 2001. The increase in sales was primarily due to a $15.8 million sale of a reservoir characterization and monitoring system to a major oil company and inclusion of revenues in fiscal year 2002 resulting from our acquisition of an additional interest in OYO-GEO Impulse and consequent consolidation of the operating results of OYO-GEO Impulse with us, which contributed $4.1 million in revenues in fiscal year 2002. Such increases were largely offset by a significant decrease in sales of our traditional land-based seismic products, resulting from a softening in the demand for seismic equipment, along with downward pricing pressure exerted by significant competition due to excess manufacturing capacity in the industry.

  Operating Income

   Operating income for fiscal year 2002 decreased $1.1 million from fiscal year 2001. As a percentage of total sales, operating income decreased to 8.3% in fiscal year 2002 from 10.7% in fiscal year 2001. While the sale of the reservoir characterization system had a favorable impact on our consolidated gross profits and gross profit margins, the continued depressed state of the seismic industry adversely affected gross profit margins for our land-based seismic products. In response to these market conditions, we recorded a charge of $0.9 million in fiscal year 2002 to reflect the impairment of slow moving inventories and the underutilization of certain manufacturing plant assets. The lower gross profits in fiscal year 2002 were partially offset by decreased operating expenses.

  Fiscal Year 2001 Compared to Fiscal Year 2000.

  Revenue

   Sales of our seismic products for fiscal year 2001 increased $10.9 million, or 27.6%, from fiscal year 2000. The increases in seismic product sales primarily resulted from the increase in sales of both our land-based and marine-based products due to increasing worldwide oil and gas exploration activities.

  Operating Income

   Operating income for fiscal year 2001 increased $4.8 from fiscal year 2000. As a percentage of total sales, operating income increased to 10.7% in fiscal year 2001 from 1.4% in fiscal year 2000. The increase in operating income primarily resulted from increased gross profits associated with increased sales. During the comparable period of the prior year, a highly competitive bid on a large land-based seismic equipment order resulted in lower gross profits and operating income. The improved gross profits in fiscal year 2001 were partially offset by higher operating expenses.

Commercial Graphics

   Our commercial graphics business segment manufactures and sells thermal imaging equipment and distributes dry thermal film primarily to the screen print, point of sale, signage and textile market sectors. This business segment has some sales to customers in the seismic industry.

  Fiscal Year 2002 Compared to Fiscal Year 2001.

  Revenue

   Sales of our commercial graphics products for fiscal year 2002 decreased $67,000, or 0.5%, from fiscal year 2001. The decrease in sales is primarily a result of a decline in thermal imaging equipment sales, although these sales were partially offset by increased sales of our dry thermal film products, primarily reflecting the impact of our acquisition of substantially all of the assets of EcoPRO in February 2001.

  Operating Income

   Operating income for fiscal year 2002 decreased $0.4 million from fiscal year 2001. Our operating loss in fiscal year 2002 was 3.0% of total sales compared to operating income of 0.2% of total sales in fiscal year 2001. The decrease in operating income primarily resulted from an impairment charge of $1.2 million related to the bankruptcy filing of the Primary Film Supplier. Excluding the impairment charge, operating income for the fiscal year 2002 would be $0.8 million, an increase of $0.8 million over fiscal year 2001. The increase in operating income is due to increased sales of dry thermal film products and the impact of our acquisition of substantially all of the assets of EcoPRO.

  Fiscal Year 2001 Compared to Fiscal Year 2000.

  Revenue

   Sales of our commercial graphics products for fiscal year 2001 decreased $0.8 million, or 5.3%, from fiscal year 2000. The decrease in sales is primarily a result of a decline in thermal imaging equipment sales, although these sales were partially offset by increased sales of our dry thermal film products resulting from our acquisition of substantially all of the assets of EcoPRO.

  Operating Income

   Operating income for fiscal year 2001 decreased $0.7 million, or 96.5%, from fiscal year 2000. As a percentage of total sales, operating income in fiscal year 2001 decreased to 0.2% from 5.4% in fiscal year 2000. The decrease in operating income primarily resulted from a decline in thermal imaging equipment sales.

Acquisitions and Bankruptcy Filing of Primary Film Supplier

   Effective November 8, 2001, we increased our equity ownership from 44% to 85% in a Russian joint venture we formed more than ten years ago with Geophyspribor Ufa Production Association, Bank Vostock and Chori Co., Ltd. Since the increase in ownership, the operating results of the reorganized entity, now known as OYO-GEO Impulse are consolidated with those of the Company. Geophyspribor Ufa Production Association and Chori Co., Ltd. continue as minority shareholders of OYO-GEO Impulse.

   In exchange for the additional equity ownership, we forgave a debt of $1.2 million owed to us by OYO-GEO Impulse. At the time of the acquisition, the debt owed to us and a related prior equity investment had been written-off due to prior concerns regarding realization of those assets and had no carrying value in our financial statements. In connection with this acquisition, we recorded an extraordinary gain of $686,000, net of income taxes of $85,000. This extraordinary gain represents the negative goodwill that resulted from the acquisition of the additional equity interest of OYO-GEO Impulse. SFAS 141 requires negative goodwill resulting from new business combinations to be recorded as an extraordinary gain.

   Based in Ufa, Bashkortostan, Russia, OYO-GEO Impulse has been in operation since 1990 manufacturing sensors for the Russian seismic marketplace. OYO-GEO Impulse owns two facilities in Ufa containing a total of 161,000 square feet and employs approximately 278 people. Our seismic manufacturing subsidiary in Houston is managing the expansion of OYO-GEO Impulse's operations to produce international-standard sensors and additional products that will broaden its market scope.

   In February 2001, we acquired the operating assets and business of EcoPRO for $1.9 million of cash from the Primary Film Supplier. The EcoPRO business distributes EcoPRO brand name thermal imagers and dry thermal film. The operations of EcoPRO have been combined with our other commercial graphics operations.

   A private corporation headquartered in New York, the Primary Film Supplier, has been the primary supplier of dry thermal film used by our customers in the thermal imaging equipment we manufacture. On July 3, 2002, our Primary Film Supplier filed a Chapter 11 reorganization petition in Federal Bankruptcy Court for the Western District of New York. The Primary Film Supplier advised us that, in connection with its bankruptcy filing, it was seeking a buyer for its business that would assume its relationship and contracts with us. After several months, we are not optimistic that a buyer can be found to operate the Primary Film Supplier's business or, if a buyer is found, that it would agree to perform the Primary Film Supplier's obligations under the agreements entered into between us and the Primary Film Supplier in accordance with the terms thereof, or whether any such buyer would be capable of carrying out such obligations.

   Over the past several months, our Primary Film Supplier has failed to meet all of our purchase orders and has provided us with only a limited quantity of film. In November of 2002, our Primary Film Supplier stated that it had closed down its operations. Subsequently, it stated that it was resuming a limited level of operations while continuing to look for a buyer of its business. As a result, we are currently purchasing a large quantity of dry thermal film from our Secondary Film Supplier. We know of no other supplier of dry thermal film for our thermal imaging equipment. While alternate suppliers might be able to provide dry thermal film, such film has not historically performed as well in our thermal imaging equipment. We are also in the process of researching and developing a system that would enable us to use the technology we purchased from the Primary Film Supplier to manufacture dry thermal film internally if we should elect to do so.

   No claims have been made against us or by us at present in connection with the Primary Film Supplier's bankruptcy, except that on December 10, 2002, we received a notice of claim for alleged preferential payments made by the Primary Film Supplier to us in the period before filing of the bankruptcy proceeding in the approximate amount of $260,000. We have not yet fully assessed such recent claim and do not have adequate information and necessary legal advice to do so at this time. We intend to vigorously defend against such claim under the overall circumstances of our relationship with the Primary Film Supplier. At present we do not know whether we will make any claims against the Primary Film Supplier and we are unable to predict whether any additional claims will be made against us in connection with the Primary Film Supplier's bankruptcy proceeding as to any aspect of our relationship with such Primary Film Supplier. We are unable at this time to predict the outcome and effects of this still developing situation. We have, nevertheless, recently made provision for existing claims that we believe are adequate at this time, although we are unable to make such predictions with any certainty.

Liquidity and Capital Resources

   At September 30, 2002, we had $1.5 million in cash and cash equivalents. For the fiscal year ended September 30, 2002, we generated approximately $6.5 million of cash in operating activities principally resulting from our net income of $1.1 million and adding back $6.1 million of net non-cash charges. In addition, our inventories decreased $7.6 million principally as a result of the sale of a reservoir characterization and monitoring system to a major oil company. Such cash flows were offset by $6.7 million of increases in other working capital accounts, including an increase in accounts receivable and decreases in account payable, accrued expenses and deferred revenue. Approximately $3.8 million of our accounts receivable at September 30, 2002 resulted from the sale of the reservoir characterization and monitoring system to the major oil company. Such receivable is expected to be collected in monthly installments through June 2003. Accounts payable decreased $1.0 million primarily due to decreased purchases of raw materials, resulting from lower activity in of our land-based seismic equipment business. The decrease in deferred revenues primarily resulted from the revenue recognition of $4.9 million of deferred revenues in connection with the sale of the reservoir characterization and monitoring system.

   For the fiscal year ended September 30, 2002, we used $5.5 million of cash and cash equivalents in investing activities, consisting of $4.7 million of capital expenditures, and a $2.3 million purchase of intellectual property rights from the Primary Film Supplier, offset by proceeds of $0.6 million from the sale of fixed assets and $0.9 million of cash we received in conjunction with the acquisition of an additional interest in OYO-GEO Impulse. We estimate that our capital expenditures in fiscal 2003 will range between $4.0 to $5.0 million, which we expect to fund through operating cash flow and borrowings under our credit facility as needed.

   We used $0.5 million of cash for financing activities for the fiscal year ended September 30, 2002, reflecting net borrowings of $0.3 million under our credit facility and $0.2 million for the repayment of long-term debt.

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

   For the fiscal year ended September 30, 2001, we used approximately $6.5 million of cash and cash equivalents in investing activities, consisting of capital expenditures of approximately $4.9 million and business acquisition expenditures of $1.9 million, offset by proceeds of $0.3 million from the sale of fixed assets.

   Financing activities for the fiscal year ended September 30, 2001 generated $1.0 million of cash, reflecting $0.4 million received from the exercise of stock options and net borrowings of $0.8 million under the credit facility, offset by the repayment of long-term debt of $0.2 million.

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

   We have a working capital line of credit pursuant to which we can borrow up to $10.0 million secured by our accounts receivable and inventory (the "Credit Agreement"). The Credit Agreement, as amended, expires in January 2003. Borrowings under the Credit Agreement are subject to borrowing base restrictions based on (i) consolidated net income plus consolidated interest expense, income taxes, depreciation and amortization and (ii) levels of eligible accounts receivable and inventories. The Credit Agreement limits additional indebtedness, requires the maintenance of certain financial amounts and contains other covenants customary in agreements of this type. As of September 30, 2002, there were borrowings of $0.5 million outstanding under the Credit Agreement, and additional borrowings available under the Credit Agreement of $7.2 million. The borrowing interest rate at September 30, 2002 was 5.0%. We are seeking to extend the credit facility with our existing lender and expect to be able to do so, but have no assurances that we will be able to do so. We are also considering obtaining financing from an alternate lender if an alternate lender can provide more attractive terms.

   A summary of future payments owed for contractual obligations and commercial commitments as of September 30, 2002 are shown in the table below (in thousands):

                                                                Less Than 1 - 3 4 - 5 After 5
                                                         Total   1 Year   Years Years  Years
                                                         ------ --------- ----- ----- -------
Contractual Obligations:
   Long-term debt....................................... $3,771  $  227   $508  $585  $2,451
   Operating leases.....................................    584     489     95    --      --
                                                         ------  ------   ----  ----  ------
       Total contractual obligations....................  4,355     716    603   585   2,451
Commercial Commitments:
   Lines of Credit......................................    487     487     --    --      --
                                                         ------  ------   ----  ----  ------
Total Contractual Obligations and Commercial Commitments $4,842  $1,203   $603  $585  $2,451
                                                         ======  ======   ====  ====  ======

   We believe that the combination of existing cash reserves, cash flows from operations and borrowing availability under our existing credit facility, assuming it is extended, or borrowing availability under a new credit facility, should provide us sufficient capital resources and liquidity to fund our planned operations through fiscal year 2003. However, there can be no assurance that we will be able to successfully extend our existing credit facility or that such sources of capital will be sufficient to support our capital requirements in the long-term, and we may be required to issue additional debt or equity securities in the future to meet our capital requirements. There can be no assurance we would be able to issue additional equity or debt securities in the future on terms that are acceptable to us or at all.

Recent Accounting Pronouncements

   In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. We adopted the provisions of SFAS 141 effective October 1, 2001. Among the provisions of SFAS 141 is the requirement to record as an extraordinary gain all negative goodwill resulting from new business combinations. As a result, we recorded an extraordinary gain of $686,000, net of income taxes of $85,000, relating to our acquisition of an additional equity interest in the Russian joint venture in November 2001.

   Also in July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment. Intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives; however, no maximum life applies. We will adopt this standard at the beginning of our fiscal year 2003. At September 30, 2002, we had goodwill, net of accumulated amortization, of $1.8 million and recognized amortization expense totaling $165,000 during fiscal year 2002. We do not believe the adoption of SFAS No. 142 will have a material effect on our financial position and results of operations.

   In August 2001, the Financial Accounting Standards Board issued SFAS No. 143--"Accounting for Asset Retirement Obligations". This statement requires us to recognize the fair value of a liability associated with the cost we would be obligated to incur in order to retire an asset at some point in the future. The liability would be recognized in the period in which it is incurred and can be reasonably estimated. The standard is effective for fiscal years beginning after June 15, 2002. We will adopt this standard at the beginning of fiscal year 2003. We do not believe the adoption of SFAS No. 143 will have a material effect on our financial position and results of operations.

   In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets". SFAS No. 144 develops an accounting model, based upon the framework established in SFAS No. 121, for long-lived assets to be disposed of by sales. The accounting model applies to all long-lived assets, including discontinued operations, and it replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for disposal of segments of a business. SFAS No. 144 requires long-lived assets held for disposal to be measured at the lower of carrying amount or fair values less costs to sell, whether reported in continuing operations or in discontinued operations. The statement is effective for fiscal years beginning after December 15, 2001. We will adopt this standard at the beginning of our fiscal year 2003. We do not believe the adoption of SFAS No. 144 will have a material effect on our financial position and results of operations.

   In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Recission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement clarifies guidance related to the reporting of gains and losses from extinguishment of debt and resolves inconsistencies related to the required accounting treatment of certain lease modifications. The provisions of this statement relating to extinguishment of debt became effective for financial statements issued for fiscal years beginning after May 15, 2002. The provisions of this statement relating to lease modification are effective for transactions occurring after May 15, 2002. We will adopt this standard at the beginning of fiscal year 2003. We do not believe the adoption of SFAS No. 145 will have a material effect on our financial position or results of operations.

   In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement revises the accounting and reporting for costs associated with exit or disposal activities to be recognized when a liability for such costs is incurred rather than when the entity commits to an exit plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We will adopt this standard at the beginning of our fiscal year 2004. We do not believe the adoption of SFAS No. 146 will have a material effect on our financial position and the results of operations.

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

  A Decline in Industry Conditions Could Affect our Projected Results.

   Any unexpected material changes in oil and gas prices or other market trends that would impact seismic exploration activity would likely affect the forward-looking information contained in this document. Our results for fiscal year 2002 were materially and adversely affected by the downturn in the industry. Our results for fiscal 2002 showed a decline in profitability from fiscal year 2001. The oil and gas industry is extremely volatile and subject to change based on political and economic factors outside our control. Our land based seismic activity was adversely affected in fiscal year 2002 by industry conditions.

   Our estimates as to future results and industry trends described in this document are generally based on assumptions regarding the future level of seismic exploration activity and seismic reservoir monitoring projects and, in turn, their effect on the demand and pricing of our products and services. In analyzing the market and its impact on us, we have made the following assumptions for fiscal year 2003:

  . Oil and gas prices, on average, will remain at levels consistent with fiscal year 2002. As a result, seismic exploration activity will not increase over fiscal year 2002.

  . Customer consolidations and overall industry weakness will cause demand for our traditional land-based seismic products to remain at or below fiscal year 2002 levels.

  . Demand for our land-based seismic products in Russia and China will increase over fiscal year 2002 levels.

  . Deep-water marine seismic exploration activity will remain constrained and sales of our marine products are expected to decline in fiscal year 2003.

  . Our new high definition reservoir characterization products and services will become more widely accepted to the industry. Sales in fiscal year 2003 are expected to be lower than fiscal year 2002 levels because fiscal year 2002 included the sale of a $15.8 million system; a similar delivery is not expected based on current backlog and quotations.

  . Sales of our new offshore cable products are expected to increase in fiscal year 2003.

  . Pricing for many of our products will continue to be subject to pressures due to seismic industry consolidations and competition as the seismic industry continues in an economic downturn.

  . We are able to solve our film supply issues and demand for our products used in the commercial graphics industry will increase with continued market acceptance and new product introductions.

  . Political conditions around the world, which have a significant impact on the oil and gas industry, will remain relatively stable.

   We have based these assumptions on various macro-economic factors, and our internal assessments, and actual market conditions could vary materially from those assumed.

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

  Our Credit Risks Could Increase as our Customers Continue to Face Difficult Economic Circumstances.

   We believe and have assumed that our allowance for bad debts at September 30, 2002 is adequate in light of known circumstances. However, we cannot assure you that additional amounts attributable to uncollectible receivables and bad debt write-offs will not have a material adverse effect on our future results of operations. Many of our customers, particularly seismic contractors, have suffered from lower revenues and experienced liquidity challenges resulting from the economic difficulties throughout our industry. We have in the past incurred significant write-offs in our accounts receivable due to customer credit problems. We have found it necessary from time to time to extend trade credit to long-term customers and others where some risks of non-payment or late payment exist. Given recent industry conditions, some of our customers have experienced a liquidity difficulty, which increases those credit risks.

  Demand for Our Products is Volatile.

   Demand for our products depends primarily on the level of worldwide oil and gas exploration activity. That activity, in turn, depends primarily on prevailing oil and gas prices and availability of seismic data. Historically, the markets for oil and gas have been volatile, and those markets are likely to continue to be volatile. Oil and gas prices are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond our control. These factors include the level of consumer demand, weather conditions, domestic and foreign governmental regulations, price and availability of alternative fuels, political conditions in the Middle East and other significant oil-producing regions, foreign supply of oil and gas, price of foreign imports and overall economic conditions. Continued low demand for our products could materially and adversely affect our results of operations and liquidity. For a further discussion on this, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Industry Overview".

  We Have a Relatively Small Public Float, and Our Stock Price May be Volatile.

   We have approximately 2.4 million shares outstanding held by non-affiliates. This small float results in a relatively illiquid market for our common stock. Our average daily trading volume during fiscal year 2002 was approximately 4,000 shares. Our small float and daily trading volumes has in the past caused, and may in the future result in, greater volatility of our stock price.

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

  We Operate in Highly Competitive Markets.

   The markets for our products are highly competitive. Many of our existing and potential competitors have substantially greater marketing, financial and technical resources than we do. Additionally, three competitors in our seismic business segment currently offer a broader range of instruments and equipment for sale and market this equipment as a "packaged" data acquisition system. We do not now offer for sale such a complete "packaged" data acquisition system. Further, certain of our competitors offer financing arrangements to customers on terms that we may not be able to match. In addition, new competitors may enter the market and competition could intensify.

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

  We Have a Limited Market.

   In our seismic business segment, we market our products to contractors and large, independent and government-owned oil and gas companies. We estimate that, based on published industry sources, fewer than 30 seismic contracting companies are currently operating worldwide (excluding those operating in Russia and the former Soviet Union, India, the People's Republic of China and certain Eastern European countries, where seismic data acquisition activity is difficult to verify). We estimate that fewer than ten seismic contractors are engaged in marine seismic exploration. Due to these market factors, a relatively small number of customers, some of whom are experiencing financial difficulties, have accounted for most of our sales. From time to time these seismic contractors have sought to vertically integrate and acquire our competitors, which has influenced their supplier decisions before and after such transactions. The loss of a small number of these customers for whatever reason could materially and adversely impact our sales. For a further discussion on this, see "Business--Markets and Customers".

  We Cannot Be Certain of Patent Protection of Our Products.

   We have applied for and hold certain patents relating to our seismic data acquisition and other products. We also acquired several patents which relate to the development of dry thermal film from our Primary Film Supplier. We cannot assure you that our patents will prove enforceable, that any patents will be issued for which we have applied or that competitors will not develop functionally similar technology outside the protection of any patents we have or may obtain.

  Our Foreign Marketing Efforts Face Additional Risks and Difficulties.

   Net sales outside the United States accounted for approximately 54% of our net sales during fiscal year 2002. See Note 17 to our Consolidated Financial Statements for further information on our sales outside of the United States. Additionally, our United States subsidiaries engage in significant export sales. Substantially all of our sales from the United States are made in U.S. dollars, but from time to time we may make sales in foreign currencies and may, therefore, be subject to foreign currency fluctuations on our sales. In addition, net assets reflected on the balance sheets of our Russian, Canadian and U.K. subsidiaries are subject to currency fluctuations. Significant foreign currency fluctuations could adversely impact our results of operations.

   Foreign sales are subject to special risks inherent in doing business outside of the United States, including the risk of war, terrorist activities, civil disturbances, embargo and government activities and foreign attitudes about conducting business activities with United States or Japanese trading partners, all of which may disrupt markets. Foreign sales are also generally subject to the risk of compliance with additional laws, including tariff regulations and import and export restrictions. Sales in certain foreign countries require prior United States government approval in the form of an export license. We cannot assure you that we will not experience difficulties in connection with future foreign sales. Also, should we experience substantial growth in certain markets, for example Russia, we may not be able to transfer cash balances to the United States to assist with debt servicing obligations.

  We Rely on Key Suppliers for Significant Product Components.

   A Japanese manufacturer unaffiliated with us is currently the only supplier of wide format thermal printheads that we use to manufacture our wide format thermal imager equipment. Over the years we have experienced some quality control issues with such printheads and have returned significant quantities of these products to the manufacturer for repair, testing and quality assurance review. We are not presently experiencing any significant supply or quality control problems with our supplier of printheads. However, unforseen problems, if they develop, could have a significant effect on our ability to meet future production and sales commitments. If the Japanese manufacturer were to discontinue supplying these printheads or was unable or unwilling to supply printheads in sufficient quantities to meet our requirements, our ability to compete in the thermal imaging marketplace could be severely damaged, which could adversely affect our financial performance. We believe we maintain an adequate inventory of these printheads to continue production for two to three months.

   A private corporation headquartered in New York, our Primary Film Supplier, has been the primary supplier of dry thermal film used by our customers in the thermal imaging equipment we manufacture. On July 3, 2002, our Primary Film Supplier filed a Chapter 11 reorganization petition in Federal Bankruptcy Court for the Western District of New York. The Primary Film Supplier advised us that, in connection with its bankruptcy filing, it was seeking a buyer for its business that would assume its relationship and contracts with us. After several months, we are not optimistic that a buyer can be found to operate the Primary Film Supplier's business or, if a buyer is found, that it would agree to perform the Primary Film Supplier's obligations under the agreements entered into between us and the Primary Film Supplier in accordance with the terms thereof, or whether any such buyer would be capable of carrying out such obligations.

   Over the past few months, our Primary Film Supplier has failed to meet all of our purchase orders and has provided us with only a limited quantity of film. In November of 2002, our Primary Film Supplier stated that it had closed down its operations. Subsequently, it stated that it was resuming a limited level of operations while continuing to look for a buyer of its business. As a result, we are currently purchasing a large quantity of dry thermal film from our Secondary Film Supplier. We know of no other supplier of dry thermal film for our thermal imaging equipment. While alternate suppliers might be able to provide dry thermal film, such film has not historically performed as well in our thermal imaging equipment.

   We are also in the process of researching and developing a system that would enable us to use the technology we purchased from the Primary Film Supplier to manufacture dry thermal film internally if we should elect to do so. If we are unable to successfully manufacture dry thermal film internally using the technology we purchased from our Primary Film Supplier and if our Primary Film Supplier is unable to locate a buyer of its business or if our Secondary Film Supplier was to discontinue supplying dry thermal film or was unable to supply dry thermal film in sufficient quantities to meet our requirements, our ability to compete in the thermal imaging marketplace could be severely damaged, which could adversely affect our financial performance.

   No claims have been made against us or by us at present in connection with the Primary Film Supplier's bankruptcy, except that on December 10, 2002, we received a notice of claim for alleged preferential payments made by the Primary Film Supplier to us in the period before filing of the bankruptcy proceeding in the approximate amount of $260,000. We have not yet fully assessed such recent claim and do not have adequate information and necessary legal advice to do so at this time. We intend to vigorously defend against such claim under the overall circumstances of our relationship with the Primary Film Supplier. At present we do not know whether we will make any claims against the Primary Film Supplier and we are unable to predict whether any additional claims will be made against us in connection with the Primary Film Supplier's bankruptcy proceeding as to any aspect of our relationship with such Primary Film Supplier. Because we are unable at this time to predict the outcome and effects of this still developing situation, we are unable to assess the associated risks. We have, nevertheless, recently made provision for existing claims that we believe are adequate at this time, although we are unable to make such predictions with any certainty.

  We Are Subject to Control by a Principal Stockholder.

   OYO Corporation, a Japanese corporation, owns indirectly in the aggregate approximately 51.4% of our common stock. Accordingly, OYO Corporation, through its wholly owned subsidiary OYO Corporation U.S.A., is able to elect all of our directors and to control our management, operations and affairs. We currently have, and may continue to have, a variety of contractual relationships with OYO Corporation and its affiliates.

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

  A Continued General Downturn in the U.S. Economy in 2002 May Adversely Affect our Business.

   A general downturn in the U.S. economy could continue to adversely affect our business in ways that we cannot yet identify. The downturn may continue to adversely affect the demand for oil and gas generally and therefore, the demand for our services to the oil and gas industry and related service industry. It could also adversely affect the demand for consumer products, which could in turn adversely affect our commercial graphics business. To the extent these factors adversely affect other seismic companies in the industry, we could see an oversupply of products and services and downward pressure on pricing for seismic products and services that would adversely affect us.

Critical Accounting Policies

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We consider many factors in selecting appropriate operational and financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. We continually evaluate our estimates, including those related to bad debts, inventory obsolescence, self-insurance reserves, product warranty, intangible assets and deferred income taxes. We base our estimates on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different conditions or assumptions.

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

   Goodwill, representing the excess of purchase price over the fair value of net assets acquired and other intangible assets, is carried as an asset in our financial statements and beginning with fiscal year 2003, will no longer be amortized. Goodwill is a residual amount and is determined after numerous estimates are made regarding the fair values of assets and liabilities included in a business combination. At September 30, 2002, we had goodwill, net of accumulated amortization, of $1.8 million. The carrying value of long-lived assets, including goodwill, is reviewed periodically for impairment. Substantial judgment is necessary in the determination as to whether an event or circumstances have occurred that may trigger impairment. We do not believe that an impairment has occurred and therefore no adjustments are necessary that will have a material effect on our financial position and results of operations, but risks of impairment and write-offs will continue to exist. For information regarding our current and future accounting policies regarding goodwill amortization, see
Note 1 to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Accounting Pronouncements".

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

  Foreign Currency Exchange Rate Risk

   We purchase printheads from OYO Corporation pursuant to terms under which such purchases are denominated in Japanese yen. We routinely attempt to hedge our currency exposure on these purchases by entering into foreign currency forward contracts with a bank. The purpose of entering into these forward hedge contracts is to eliminate variability of cash flows associated with foreign currency exchanges on amounts payable in Japanese yen. Under SFAS No. 133 and related interpretations, our forward contracts with the bank are considered derivatives. SFAS No. 133, which was effective for our fiscal year 2001, requires that we record these foreign currency forward contracts on the balance sheet and mark them to fair value at each reporting date. Our aggregate dollar exposure to forward yen contracts has never exceeded $0.4 million and such contracts ordinarily are settled within 10 months. Resulting gains and losses are reflected in income and were not material for our fiscal year ended September 30, 2002. At September 30, 2002, we had no exposure to yen denominated foreign currency forward contracts, and we had $24,000 of yen-denominated accounts payable.

  Foreign Currency and Operations Risk

   We have a subsidiary located in Russia. Therefore, our financial results may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions or changes in Russia's political climate. Our consolidated balance sheet at September 30, 2002 reflected approximately $1.5 million of net working capital related to our Russian subsidiary. This subsidiary both receives its income and pays its expenses primarily in roubles. To the extent that transactions of this subsidiary are settled in roubles, a devaluation of the rouble versus the U.S. dollar could reduce any contribution from our Russian subsidiary to our consolidated results of operations as reported in U.S. dollars. We do not hedge the market risk with respect to our operations in Russia; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of Russian roubles versus U.S. dollars to the extent such disruptions result in any reduced valuation of the Russian subsidiary's net working capital or future contributions to our consolidated results of operations. We could potentially encounter currency restrictions related to transferring such funds to the United States.

  Interest Rate Risk

   We have a revolving line of credit with a bank which subjects us to the risk of increased interest costs associated with any upward movements in bank market interest rates. Our borrowing interest rate is the bank's prime rate (4.75% at September 30, 2002) with a minimum rate of 5.0%. Further, amounts payable under the line of credit are due in full in January 2003. As of September 30, 2002, we had borrowed $0.5 million under this line of credit at a borrowing rate of 5.0%. Due to the small amount of borrowings under this credit facility and its short term, we anticipate that any increased interest costs associated with movements in market interest rates will not be material to our financial condition, results of operation or cash flow.
Item 8.  Financial Statements and Supplementary Data

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

   The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 2003 Annual Meeting of Stockholders under the captions "Election of Directors", "Executive Officers and Compensation" and "Compliance With Section 16(A) of The Securities Exchange Act of 1934" and is incorporated herein by reference.

Item 11.  Executive Compensation

   The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 2003 Annual Meeting of Stockholders under the caption "Executive Officers and Compensation" and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

   The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 2003 Annual Meeting of Stockholders under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

   The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 2003 Annual Meeting of Stockholders under the caption "Certain Relationships and Transactions" and is incorporated herein by reference.

                                    PART IV

Item 14.  Controls and Procedures

  Evaluation of Disclosure Controls and Procedures

   Within the 90 day period prior to the date of filing this Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

  Changes in Internal Control

   There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of the evaluation of our disclosure controls and procedures referred to in the preceding paragraph.

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

10.10(b) Promissory Note, dated as of June 23, 1998, made by the Company payable to Ameritas Life
         Insurance Corp.

10.11(f) Asset Purchase Agreement, dated February 8, 2001, between the Company and EcoPRO Imaging
         Corporation.

10.12(f) Business Loan Agreement, dated February 16, 2001, made by and between the Company and
         Southwest Bank of Texas, N.A.

10.13(f) Promissory Note, dated February 16, 2001, made by and between the Company and Southwest
         Bank of Texas, N.A.

10.14(g) Second Amendment to Loan Agreement, dated as of January 15, 2002, by and between Concord
         Technologies, LP, Geospace Engineering Resources International, LP, Geo Space, LP, OYO
         Instruments, LP and OYOG Operations, LP and Southwest Bank of Texas, N.A.

10.15(g) Promissory Note A, dated January 15, 2002, made by Concord Technologies, LP, Geospace
         Engineering Resources International, LP, Geo Space, LP, OYO Instruments, LP and OYOG
         Operations, LP payable to the order of Southwest Bank of Texas, N.A.

10.16(g) Promissory Note B, dated January 15, 2002, made by Concord Technologies, LP, Geospace
         Engineering Resources International, LP, Geo Space, LP, OYO Instruments, LP and OYOG
         Operations, LP payable to the order of Southwest Bank of Texas, N.A.

    21.1 Subsidiaries of the Registrant.

    23.1 Consent of Independent Accountants

--------
(a) Incorporated by reference to the Registrant's Registration Statement on Form S-1 filed September 30, 1997 (Registration No. 333-36727).
(b) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 (File No. 001-13601).
(c) Incorporated by reference to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 filed November 5, 1997 (Registration No. 333-36727).
(d) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended September 30, 1998 (File No. 001-13601).
(e) Incorporated by reference to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed November 18, 1997 (Registration No. 333-36727).
(f) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001 (File No. 001-13601).
(g) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2001 (File No. 001-13601).

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              OYO GEOSPACE CORPORATION

                                              By:      /s/  GARY D. OWENS
                                                  -----------------------------
                                                   Gary D. Owens, Chairman of
                                                  the Board President and Chief
                                                        Executive Officer

                                                        December 20, 2002

   Pursuant to the requirements of the Securities Exchange Act, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                        Title                    Date
          ---------                        -----                    ----

     /s/  GARY D. OWENS        Chairman of the Board          December 20, 2002
-----------------------------    President and Chief
        Gary D. Owens            Executive Officer
                                 (Principal Executive
                                 Officer)

   /s/  THOMAS T. MCENTIRE     Chief Financial Officer        December 20, 2002
-----------------------------    (Principal Financial and
     Thomas T. McEntire          Accounting Officer)

      /s/  SATORU OHYA         Director                       December 20, 2002
-----------------------------
         Satoru Ohya

  /s/  KATSUHIKO KOBAYASHI     Director                       December 20, 2002
-----------------------------
     Katsuhiko Kobayashi

  /s/  ERNEST M. HALL, JR.     Director                       December 20, 2002
-----------------------------
     Ernest M. Hall, Jr.

    /s/  MICHAEL J. SHEEN      Director                       December 20, 2002
-----------------------------
      Michael J. Sheen

    /s/  THOMAS L. DAVIS       Director                       December 20, 2002
-----------------------------
       Thomas L. Davis

    /s/  CHARLES H. STILL      Director                       December 20, 2002
-----------------------------
      Charles H. Still

                                CERTIFICATIONS

I, Gary D. Owens, certify that:

1. I have reviewed this annual report on Form 10-K of OYO Geospace Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                            /s/ GARY D. OWENS
          December 20, 2002          --------------------------------
                                     Name: Gary D. Owens
                                     Title:   Chief Executive Officer

                                CERTIFICATIONS

I, Thomas T. McEntire, certify that:

1. I have reviewed this annual report on Form 10-K of OYO Geospace Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3 Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/ THOMAS T. MCENTIRE
           December 20, 2002          -------------------------------
                                      Name: Thomas T. McEntire
                                      Title:  Chief Financial Officer

                 Informational Addendum to Report on Form 10-K
           Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

           Not Filed Pursuant to the Securities Exchange Act of 1934

   The undersigned Chief Executive Officer and Chief Financial Officer of OYO Geospace Corporation do hereby certify as follows:

   Solely for the purpose of meeting the requirements of Section 906 of the Sarbanes-Oxley Act of 2002, and solely to the extent this certification may be applicable to this Report on Form 10-K, the undersigned hereby certify that this Report on Form 10-K fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in this Report on Form 10-K fairly presents, in all material respects, the financial condition and results of operations of OYO Geospace Corporation.

                                            /s/ GARY D. OWENS
                                        -------------------------
                                        Name: Gary D. Owens
                                        Title:  Chief Executive
                                          Officer

                                         /s/ THOMAS T. MCENTIRE
                                        -------------------------
                                        Name: Thomas T. McEntire
                                        Title:  Chief Financial
                                        Officer

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants..............................................................  F-2
Consolidated Balance Sheets as of September 30, 2002 and 2001..................................  F-3
Consolidated Statements of Operations for the Years Ended September 30, 2002, 2001 and 2000....  F-4
Consolidated Statement of Stockholders' Equity for the Years Ended September 30, 2002, 2001 and
  2000.........................................................................................  F-5
Consolidated Statements of Cash Flows for the Years Ended September 30, 2002, 2001 and 2000....  F-6
Notes to Consolidated Financial Statements.....................................................  F-7
Report of Independent Accountants on Financial Statement Schedule.............................. F-26
Schedule II--Valuation and Qualifying Accounts................................................. F-27

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of OYO Geospace Corporation

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity, and cash flows present fairly, in all material respects, the financial position of OYO Geospace Corporation and subsidiaries at September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                          /s/ PRICEWATERHOUSECOOPERS LLP

Houston, Texas
December 18, 2002

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                     (In thousands, except share amounts)

                                                                                        As of September 30,
                                                                                        ------------------
                                                                                          2002      2001
                                        ASSETS                                          -------   -------
Current assets:
   Cash and cash equivalents........................................................... $ 1,538   $   882
   Trade accounts and notes receivable, net of allowance of $474 and $470..............  12,585    11,539
   Inventories.........................................................................  21,801    28,737
   Deferred income tax.................................................................   1,135     1,152
   Prepaid expenses and other..........................................................   1,261     1,299
                                                                                        -------   -------
       Total current assets............................................................  38,320    43,609
Rental equipment, net..................................................................   2,044     2,075
Property, plant and equipment, net.....................................................  20,243    20,307
Patents, net of accumulated amortization of $1,458 and $979............................   4,556     2,767
Goodwill, net of accumulated amortization of $921 and $756.............................   1,843     2,008
Deferred income tax....................................................................     931       252
Other assets...........................................................................     189     1,982
                                                                                        -------   -------
       Total assets.................................................................... $68,126   $73,000
                                                                                        =======   =======

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current maturities of long-term debt.............................. $   714   $ 1,033
   Accounts payable:
     Trade.............................................................................   4,023     4,711
     Related parties...................................................................      24       273
   Accrued expenses and other..........................................................   4,162     4,047
   Deferred revenue....................................................................     146     4,859
   Income tax payable..................................................................   1,121       795
                                                                                        -------   -------
       Total current liabilities.......................................................  10,190    15,718
Long-term debt.........................................................................   3,544     3,772
Deferred income tax....................................................................      --       719
                                                                                        -------   -------
       Total liabilities...............................................................  13,734    20,209
                                                                                        -------   -------
Minority interest in consolidated subsidiary...........................................     263        --

Stockholders' equity:
   Preferred stock, 1,000,000 shares authorized, no shares issued and outstanding......      --        --
   Common stock, $.01 par value, 20,000,000 shares authorized, 5,546,795 and 5,538,580
     shares issued and outstanding.....................................................      55        55
   Additional paid-in capital..........................................................  30,566    30,530
   Retained earnings...................................................................  24,332    23,213
   Accumulated other comprehensive loss................................................    (819)     (865)
   Unearned compensation-restricted stock awards.......................................      (5)     (142)
                                                                                        -------   -------
       Total stockholders' equity......................................................  54,129    52,791
                                                                                        -------   -------
       Total liabilities and stockholders' equity...................................... $68,126   $73,000
                                                                                        =======   =======

   The accompanying notes are an integral part of the consolidated financial statements.

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              (In thousands, except share and per share amounts)

                                                                            Year Ended September 30,
                                                                       ----------------------------------
                                                                          2002        2001        2000
                                                                       ----------  ----------  ----------
Sales................................................................. $   65,049  $   63,618  $   53,474
Cost of sales.........................................................     46,484      42,957      39,042
                                                                       ----------  ----------  ----------
Gross profit..........................................................     18,565      20,661      14,432
Operating expenses:
   Selling, general and administrative expenses.......................     11,538      12,528      10,090
   Research and development expenses..................................      5,347       6,277       6,146
   Impairment of assets...............................................      1,246          --          --
                                                                       ----------  ----------  ----------
       Total operating expenses.......................................     18,131      18,805      16,236
                                                                       ----------  ----------  ----------
Income (loss) from operations.........................................        434       1,856      (1,804)
                                                                       ----------  ----------  ----------
Other income (expense):
   Interest expense...................................................       (666)       (380)       (324)
   Interest income....................................................        177         255         269
   Other, net.........................................................       (281)       (101)         96
                                                                       ----------  ----------  ----------
       Total other income (expense), net..............................       (770)       (226)         41
                                                                       ----------  ----------  ----------
Income (loss) before income taxes, minority interest and extraordinary
  gain................................................................       (336)      1,630      (1,763)
Income tax expense (benefit)..........................................       (857)        292        (572)
                                                                       ----------  ----------  ----------
Income (loss) before minority interest, and extraordinary gain........        521       1,338      (1,191)
Minority interest.....................................................        (88)         --          --
                                                                       ----------  ----------  ----------
Income (loss) before extraordinary gain...............................        433       1,338      (1,191)
Extraordinary gain, net of tax of $85.................................        686          --          --
                                                                       ----------  ----------  ----------
Net income (loss)..................................................... $    1,119  $    1,338  $   (1,191)
                                                                       ==========  ==========  ==========
Basic earnings (loss) per share:
Income before extraordinary gain...................................... $     0.08  $     0.24  $    (0.22)
Extraordinary gain....................................................       0.12          --          --
                                                                       ----------  ----------  ----------
Net income (loss)..................................................... $     0.20  $     0.24  $    (0.22)
                                                                       ==========  ==========  ==========
Diluted earnings (loss) per share:
Income before extraordinary gain...................................... $     0.08  $     0.24  $    (0.22)
Extraordinary gain....................................................       0.12          --          --
                                                                       ----------  ----------  ----------
Net income (loss)..................................................... $     0.20  $     0.24  $    (0.22)
                                                                       ==========  ==========  ==========
Weighted average shares outstanding:
   Basic..............................................................  5,535,979   5,489,251   5,431,901
                                                                       ----------  ----------  ----------
   Diluted............................................................  5,547,774   5,598,597   5,431,901
                                                                       ==========  ==========  ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

             For the years ended September 30, 2002, 2001 and 2000

                     (In thousands, except share amounts)

                                                                              Accumulated    Unearned
                                         Common Stock    Additional              Other     Compensation-
                                       -----------------  Paid-In   Retained Comprehensive  Restricted
                                         Shares   Amount  Capital   Earnings Income (Loss) Stock Awards   Total
                                       ---------  ------ ---------- -------- ------------- ------------- -------
Balance at September 30, 1999......... 5,501,359   $55    $29,914   $23,066      $(456)       $(1,181)   $51,398
Comprehensive income:
  Net loss............................        --    --         --    (1,191)        --             --     (1,191)
  Foreign currency translation
   adjustments........................        --    --         --        --       (223)            --       (223)
                                                                                                         -------
  Total comprehensive loss............                                                                    (1,414)
Issuance of common stock pursuant to
 Director Plan........................     1,654    --         25        --         --             --         25
Termination of restricted stock grants    (5,000)   --        (70)       --         --             70         --
Issuance of common stock pursuant to
 exercise of options, net of tax......    14,700    --        219        --         --             --        219
Unearned compensation amortization....        --    --         --        --         --            481        481
                                       ---------   ---    -------   -------      -----        -------    -------
Balance at September 30, 2000......... 5,512,713    55     30,088    21,875       (679)          (630)    50,709
Comprehensive income:
  Net income..........................        --    --         --     1,338         --             --      1,338
  Foreign currency translation
   adjustments........................        --    --         --        --       (186)            --       (186)
                                                                                                         -------
  Total comprehensive income..........                                                                     1,152
Issuance of common stock pursuant to
 restricted stock awards..............       500    --          8        --         --             (8)        --
Issuance of common stock pursuant to
 Director Plan........................       992    --         25        --         --             --         25
Termination of restricted stock grants    (2,725)   --        (45)       --         --             45         --
Issuance of common stock pursuant to
 exercise of options, net of tax......    27,100    --        454        --         --             --        454
Unearned compensation amortization....        --    --         --        --         --            451        451
                                       ---------   ---    -------   -------      -----        -------    -------
Balance at September 30, 2001......... 5,538,580    55     30,530    23,213       (865)          (142)    52,791
Comprehensive income:
  Net income..........................        --    --         --     1,119         --             --      1,119
  Foreign currency translation
   adjustments........................        --    --         --        --         46             --         46
                                                                                                         -------
  Total comprehensive income..........                                                                     1,165
Issuance of common stock pursuant to
 Director Plan........................     1,890    --         25        --         --             --         25
Termination of restricted stock grants    (1,000)   --         (8)       --         --              8         --
Issuance of common stock pursuant to
 exercise of options, net of tax......     7,325    --         19        --         --             --         19
Unearned compensation amortization....        --    --         --        --         --            129        129
                                       ---------   ---    -------   -------      -----        -------    -------
Balance at September 30, 2002......... 5,546,795   $55    $30,566   $24,332      $(819)       $    (5)   $54,129
                                       =========   ===    =======   =======      =====        =======    =======

   The accompanying notes are an integral part of the consolidated financial statements.

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In thousands)

                                                                                Year Ended September 30,
                                                                              ---------------------------
                                                                                2002      2001      2000
                                                                              --------  --------  -------
Cash flows from operating activities:
   Net income (loss)......................................................... $  1,119  $  1,338  $(1,191)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Deferred income tax expense...........................................   (1,381)       81        6
       Depreciation, amortization and stock-based compensation...............    4,852     4,444    4,014
       Impairment of assets..................................................    1,246        --       --
       Extraordinary gain, net of tax........................................     (686)       --       --
       Minority interest.....................................................       88        --       --
       (Gain) loss on disposal of property, plant and equipment..............      192        (1)      90
       Bad debt expense......................................................      146       214      190
       Effects of changes in operating assets and liabilities:
          Trade accounts and notes receivable................................     (626)   (3,217)    (929)
          Inventories........................................................    7,622    (6,550)    (154)
          Prepaid expenses and other assets..................................      262       478     (384)
          Accounts payable...................................................   (1,030)     (926)   2,902
          Accrued expenses and other.........................................     (786)    1,368       97
          Deferred revenue...................................................   (4,713)    4,859       --
          Income tax payable.................................................      241       523      188
                                                                              --------  --------  -------
              Net cash provided by operating activities......................    6,546     2,611    4,829
                                                                              --------  --------  -------
Cash flows from investing activities:
   Proceeds from the sales of property, plant and equipment..................      616       286       83
   Capital expenditures......................................................   (4,729)   (4,909)  (6,004)
   Purchase of intangible assets.............................................   (2,267)       --       --
   Business acquisitions, net of cash acquired...............................      913    (1,925)      --
                                                                              --------  --------  -------
              Net cash used in investing activities..........................   (5,467)   (6,548)  (5,921)
                                                                              --------  --------  -------
Cash flows from financing activities:
   Increase in notes payable to banks........................................   29,266    30,840    1,431
   Principal payments on notes payable to banks..............................  (29,812)  (30,217)  (1,600)
   Proceeds from exercise of stock options...................................       77       393      193
                                                                              --------  --------  -------
              Net cash provided by (used in) financing activities............     (469)    1,016       24
                                                                              --------  --------  -------
Effect of exchange rate changes on cash......................................       46      (186)    (223)
                                                                              --------  --------  -------
Increase (decrease) in cash and cash equivalents.............................      656    (3,107)  (1,291)
Cash and cash equivalents, beginning of period...............................      882     3,989    5,280
                                                                              --------  --------  -------
Cash and cash equivalents, end of period..................................... $  1,538  $    882  $ 3,989
                                                                              ========  ========  =======

   The accompanying notes are an integral part of the consolidated financial statements.

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies:

  The Company

   OYO Geospace Corporation ("OYO") designs, manufactures and distributes instruments and equipment used primarily in the acquisition and processing of seismic data for the oil and gas industry. OYO also manufactures and distributes equipment and dry thermal film products to the commercial graphics industry. As of September 30, 2002, OYO Corporation U.S.A. ("OYO USA" or "Parent") owned approximately 51.4% of OYO's common stock. OYO USA is a wholly owned subsidiary of OYO Corporation, a Japanese corporation ("OYO Japan").

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

  Reclassification

   Certain amounts previously presented in the consolidated financial statements have been reclassified to conform to the current year presentation, including certain tax accounts.

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

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

  Inventories

   The Company records a write-down of its inventory when the cost basis of any manufactured product (including any estimated future costs to complete the manufacturing process) exceeds its net realizable value. Inventories are stated at the lower of cost (as determined by the first-in, first-out method) or market value.

  Property, Plant and Equipment and Rental Equipment

   Property, plant and equipment and rental equipment are stated at cost. Depreciation expense is provided by the straight-line method over the following estimated useful lives:

                                                     Years
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

  Patents

   Patents are amortized over the life of the patent or the estimated life of the patent, which ever is shorter. Intellectual property is being amortized using the straight-line method over five years.

  Goodwill

   Goodwill represents the excess of the purchase price of purchased businesses over the estimated fair value of the acquired business' net assets. During fiscal year 2002 and prior fiscal years, goodwill was amortized using the straight-line method over 15 years. The Company will adopt the provisions of SFAS 142 effective in its fiscal year 2003 (See Recent Accounting Pronouncements in Note 1). In accordance with the provisions of SFAS 142, beginning in fiscal year 2003, the Company will no longer record goodwill amortization expense. Amortization expense during the year ended September 30, 2002 was $165,000. The Company will continue to review the carrying value of goodwill and other long-lived assets to determine whether there has been an impairment since the date of acquisition.

  Revenue Recognition

   Revenue is primarily derived from the sale, and short-term rental under operating lease, of seismic instruments and equipment and commercial graphics products. Sales revenues are recognized when the products are shipped and title and risk of loss have passed to the customer (when the revenue cycle is completed). Products are generally sold without any customer acceptance provisions and the Company's standard terms of sale do not allow its customers to return products. The Company's products generally do not require installation assistance or sophisticated instruction. The Company offers a standard product warranty obligating it to repair or replace equipment with manufacturing defects. The Company maintains a reserve for future warranty costs based on historical experience. Rental revenues are recognized on a straight-line basis as earned over the rental period. Short-term rentals of the Company's equipment generally range from daily rentals to rental periods of up to six months.

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

  Financial Instruments

   Fair value estimates are made at discrete points in time based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. The Company believes that the carrying amounts of its financial instruments, consisting of cash and cash equivalents, accounts and notes receivable, accounts payable and long-term debt, approximate the fair values of such items.

  Foreign Currency Gains and Losses

   The assets and liabilities of OYO's foreign subsidiaries have been translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations have been translated using the average exchange rates during the year. Resulting translation adjustments have been recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity. Foreign currency transaction gains and losses are included in the results of operations as they occur.

  Derivatives

   The Company records all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or for forecasted transactions, deferred and recorded as a component of accumulated other comprehensive income until the hedged transactions occur and are recognized in earnings. The Company purchases printheads from OYO Japan whereby such purchases are denominated in Japanese yen. The Company routinely attempts to hedge its currency exposure on these purchases by entering into foreign currency forward contracts with a bank. The purpose of entering into these forward hedge contracts is to eliminate variability of cash flows associated with foreign currency exchange rates on amounts payable in Japanese yen. The Company's forward contracts with the bank are considered derivatives. The Company has recorded these foreign currency forward contracts on the balance sheet and marked them to fair value at each reporting date. Resulting gains and losses are reflected in income and were not material for the fiscal years ended September 30, 2002, 2001 and 2000.

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

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

  Recent Accounting Pronouncements

   In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The Company adopted the provisions of SFAS 141 effective October 1, 2001. Among the provisions of SFAS 141 is the requirement to record as an extraordinary gain all negative goodwill resulting from new business combinations. As a result, the Company recorded an extraordinary gain of $686,000, net of income taxes of $85,000, relating to the increase in equity ownership of the Russian joint venture in November 2001.

   Also in July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment. Intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives; however, no maximum life applies. The Company will adopt the provisions of SFAS 142 effective in its fiscal year 2003. At September 30, 2002, the Company had goodwill, net of accumulated amortization, of $1.8 million and recognized amortization expense totaling $165,000 during fiscal year 2002. The adoption of SFAS No. 142 is not expected to have a material effect on the Company's financial position and results of operations.

   In August 2001, the Financial Accounting Standards Board issued SFAS No. 143--"Accounting for Asset Retirement Obligations". This statement requires the Company to recognize the fair value of a liability associated with the cost the Company would be obligated to incur in order to retire an asset at some point in the future. The liability would be recognized in the period in which it is incurred and can be reasonably estimated. The standard is effective for fiscal years beginning after June 15, 2002. The Company will adopt this standard at the beginning of fiscal year 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's financial position and results of operations.

   In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets". SFAS No. 144 develops an accounting model, based upon the framework established in SFAS No. 121, for long-lived assets to be disposed of by sales. The accounting model applies to all long-lived assets, including discontinued operations, and it replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for disposal of segments of a business. SFAS No. 144 requires long-lived assets held for disposal to be measured at the lower of carrying amount or fair values less costs to sell, whether reported in continuing operations or in discontinued operations. The statement is effective for fiscal years beginning after December 15, 2001. The Company will adopt this standard at the beginning of its fiscal year 2003. Management does not believe the adoption of SFAS No. 144 will have a material effect on the Company's financial position and results of operations.

   In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Recission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES clarifies guidance related to the reporting of gains and losses from extinguishment of debt and resolves inconsistencies related to the required accounting treatment of certain lease modifications. The provisions of this statement relating to extinguishment of debt became effective for financial statements issued for fiscal years beginning after May 15, 2002. The provisions of this statement relating to lease modification are effective for transactions occurring after May 15, 2002. The Company will adopt this standard at the beginning of fiscal year 2003. Management does not believe the adoption of SFAS No. 145 will have a material effect on the Company's financial position or results of operations.

   In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement revises the accounting and reporting for costs associated with exit or disposal activities to be recognized when a liability for such costs is incurred rather than when the entity commits to an exit plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Management does not believe the adoption of SFAS No. 146 will have a material effect on the Company's financial position and the results of operations.

2.  Acquisitions:

   Effective November 8, 2001, the Company increased its equity ownership from 44% to 85% in a Russian joint venture formed more than ten years ago with Geophyspribor Ufa Production Association, Bank Vostock and Chori Co., Ltd. Since the increase in ownership, the operating results of the reorganized entity, now known as OYO-GEO Impulse, have been consolidated with those of the Company. Geophyspribor Ufa Production Association and Chori Co., Ltd. continue as minority equity holders of OYO-GEO Impulse.

   In exchange for the additional equity ownership, the Company forgave a debt of $1.2 million owed to it by OYO-GEO Impulse. At the time of the restructuring, the debt owed the Company and a related prior equity investment had been written-off and had no carrying value in the Company's financial statements.

   In accordance with the provisions of SFAS No. 141, the Company recorded an extraordinary gain of $686,000, net of income taxes of $85,000. This extraordinary gain resulted from the Company's acquisition of an additional equity interest of OYO-GEO Impulse. SFAS 141 requires negative goodwill resulting from new business combinations to be recorded as an extraordinary gain.

   On February 8, 2001, the Company acquired substantially all of the assets of EcoPRO Imaging Corporation ("EcoPRO") for $1.9 million and entered into a three-year global dry thermal film and distribution alliance with the seller of the EcoPRO assets (hereinafter referred to as the "Primary Film Supplier").

   The allocation of the purchase price for the additional equity ownership of OYO-GEO Impulse and the EcoPRO acquisition, including related direct costs, and a reconciliation of the purchase price to the cash used for these business acquisitions is as follows (in thousands):

                                                        OYO-GEO
                                                        Impulse  EcoPRO
                                                        -------  ------
       Fair values of assets and liabilities:
          Net current assets, excluding cash acquired.. $ 1,134  $  501
          Deferred purchasing benefits.................      --   1,640
          Net current liabilities......................  (1,186)   (216)
          Minority interest............................    (175)     --
          Negative goodwill............................    (686)     --
                                                        -------  ------
       Cash (provided by) used for business acquisition $  (913) $1,925
                                                        =======  ======

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

   The consolidated results of operations of the Company include the results of acquired businesses from the dates of acquisition. The revenues and net income of acquired businesses prior to the acquisition dates were not material to the Company's consolidated results of operations and, therefore, no proforma consolidated results of operations as if the acquisitions had occurred at the beginning of the respective years has been presented.

3.  Inventories:

      Inventories consisted of the following (in thousands):

                                          As of September 30,
                                          ------------------
                                            2002      2001
                                          -------   -------
                     Finished goods...... $ 4,527   $ 3,649
                     Work in progress....   3,619     9,653
                     Raw materials.......  14,586    16,524
                     Obsolescence reserve    (931)   (1,089)
                                          -------   -------
                                          $21,801   $28,737
                                          =======   =======

4.  Notes Receivable:

   At September 30, 2002 and 2001, the Company had outstanding notes receivable from customers in the amount of $0.9 million and $2.8 million, respectively. The notes receivable outstanding at September 30, 2002 bear interest at rates up to 12.0% and are collectible in monthly installments through August 2003. At September 30, 2002 and 2001, the reported amount of notes receivable was net of an allowance for doubtful accounts of zero.

5.  Rental Equipment:

   Rental equipment consisted of the following (in thousands):

                                               As of September 30,
                                               ------------------
                                                 2002      2001
                                               -------   -------
                Geophones and related products $ 7,373   $ 6,445
                Less accumulated depreciation.  (5,329)   (4,370)
                                               -------   -------
                                               $ 2,044   $ 2,075
                                               =======   =======

6.  Property, Plant and Equipment:

   Property, plant and equipment consisted of the following (in thousands):

                                           As of September 30,
                                           ------------------
                                             2002      2001
                                           --------  --------
                  Land.................... $  1,877  $  1,877
                  Buildings...............   10,052     8,550
                  Machinery and equipment.   17,235    15,214
                  Furniture and fixtures..    1,575     1,729
                  Transportation equipment      210       185
                  Tools and molds.........    1,693     1,703
                  Leasehold improvements..    1,108     1,054
                  Construction in progress      477     1,659
                                           --------  --------
                                             34,227    31,971
                  Accumulated depreciation  (13,984)  (11,664)
                                           --------  --------
                                           $ 20,243  $ 20,307
                                           ========  ========

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

   Depreciation expense was $3.9 million, $3.6 million and $3.1 million in fiscal years 2002, 2001 and 2000, respectively.

7.  Other Assets:

   In connection with the acquisition of substantially all of the assets of EcoPRO during fiscal year 2001, the Company received deferred purchasing benefits valued at approximately $1.6 million. These deferred purchasing benefits primarily represented discounts on future film purchases from the Primary Film Supplier and were recorded as long-term assets on the Company's balance sheet.

   In April 2002, the Company purchased certain intellectual property rights from the Primary Film Supplier for $2.3 million. Such purchase gave the Company exclusive ownership of all technology used by the Primary Film Supplier to manufacture dry thermal film used in the thermal imaging equipment the Company manufactures. The purchase included then existing technology and any film technology later developed by the Primary Film Supplier for use in the Company's equipment. In connection with the purchase, the Company agreed to license the technology to the Primary Film Supplier on a perpetual basis, so long as it could meet predefined quality and delivery requirements. The Company and the Primary Film Supplier also entered into an amended supply agreement pursuant to which the Primary Film Supplier agreed to provide the Company with the dry thermal film. If the Primary Film Supplier can not meet such requirements, the Company has the right to self-manufacture or license to any third party the right to manufacture dry thermal film.

   On July 3, 2002, the Primary Film Supplier filed a Chapter 11 reorganization petition in Federal Bankruptcy Court for the Western District of New York. As a result of such bankruptcy filing, the Company provided an impairment charge of approximately $1.2 million due to the ultimate uncertainty of its ability to realize the value of the deferred purchasing benefits and certain other assets. See Note 18 for additional information relating to the Primary Film Supplier's bankruptcy filing.

8.  Notes Payable and Long-Term Debt:

   Notes payable and long-term debt consisted of the following (in thousands):

                                                                                     As of
                                                                                 September 30,
                                                                                ---------------
                                                                                 2002     2001
                                                                                ------  -------
Mortgage note payable, due in monthly installments of $31 with interest at 7.0%
  through January 2014, collateralized by certain land and building............ $2,947  $ 3,112
Mortgage note payable, due in monthly installments of $9 with interest at 7.6%
  through July 2013, collateralized by certain land and building...............    824      872
Working capital line of credit.................................................    487      821
                                                                                ------  -------
                                                                                 4,258    4,805
Less current portion...........................................................   (714)  (1,033)
                                                                                ------  -------
                                                                                $3,544  $ 3,772
                                                                                ======  =======

   The Company has a working capital line of credit under which it is able to borrow up to $10.0 million secured by accounts receivable and inventory (the "Credit Agreement"). The Credit Agreement, as amended, expires in January 2003. Borrowings under the Credit Agreement are subject to borrowing base restrictions based on (i) consolidated net income plus consolidated interest expense, income taxes, depreciation and amortization and (ii) levels of eligible accounts receivable and inventories. The Credit Agreement limits the incurrence of

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES additional indebtedness, requires the maintenance of certain financial amounts and contains other covenants customary in agreements of this type. As of September 30, 2002, there were borrowings of $0.5 million outstanding under the Credit Agreement, and additional borrowings available under the Credit Agreement of $7.2 million. The borrowing interest rate at September 30, 2002 was 5.0%. The Company is seeking to extend the credit facility with the existing lender and expects to be able to do so, but has no assurances that it will be able to do so. The Company is also considering obtaining financing from an alternate lender if an alternate lender can provide more attractive terms.

   The Company's long-term debt will mature as follows (in thousands):

                              Year Ending
                              September 30,
                              -------------
                               2003........ $  714
                               2004........    245
                               2005........    263
                               2006........    282
                               2007........    303
                               Thereafter..  2,451
                                            ------
                                            $4,258
                                            ======

9.  Accrued Expenses and Other:

      Accrued expenses consisted of the following (in thousands):

                                                   As of
                                               September 30,
                                               -------------
                                                2002   2001
                                               ------ ------
                   Employee bonuses........... $  431 $  683
                   Product warranty...........    853    390
                   Compensated absences.......    562    590
                   Legal and professional fees    283    295
                   Payroll....................    229    220
                   Property taxes.............    597    626
                   Accrued medical claims.....    262    236
                   Other......................    945  1,007
                                               ------ ------
                   Accrued expenses and other. $4,162 $4,047
                                               ====== ======

   The Company is self-insured for certain losses related to employee medical claims. The Company has purchased stop-loss coverage for individual claims in excess of $60,000 per claimant per year in order to limit its exposure to any significant levels of employee medical claims. Self-insured losses are accrued based on the Company's estimates of aggregate liability for uninsured claims incurred using certain actuarial assumptions followed in the insurance industry and the Company's historical experience.

10.  Employee Benefits:

   The Company's employees are participants in the OYO Geospace Corporation Employee's 401(k) Retirement Plan (the "Plan"), which covers substantially all eligible employees in the United States. The Plan is a qualified salary reduction plan in which all eligible participants may elect to have a percentage of their compensation contributed to the Plan, subject to certain guidelines issued by the Internal Revenue Service. The

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

Company's share of discretionary matching contributions was approximately $0.3 million in each of fiscal years 2002, 2001 and 2000.

11.  Stockholders' Equity:

   In September 1997, the board of directors approved the 1997 Key Employee Stock Option Plan, as amended (the "Employee Plan"), and reserved an aggregate of 875,000 shares of common stock for issuance thereunder. In November 1997, the board of directors and stockholders approved the Company's 1997 Non-Employee Director Plan (the "Director Plan") and reserved an aggregate of 75,000 shares of common stock for issuance thereunder. At September 30, 2002 the shares of common stock available for grant under the Employee Plan and Director Plan were 227,125 and 21,784, respectively.

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

   The Company established the Director Plan pursuant to which options to purchase shares of common stock are granted annually to non-employee directors and pursuant to which one-half of the annual fees paid for the services of such non-employee directors is paid in shares of common stock based on the fair market value thereof at the date of grant. Options granted under the Director Plan have a term of ten years. The exercise price of each option granted is the fair market value of the common stock on the date of grant. Options vest over a one-year period commencing on the date of grant.

   Effective November 5, 1999, the board of directors approved the OYO Geospace Corporation 1999 Broad-Based Option Plan (the "Broad-Based Plan") and reserved an aggregate of 50,000 shares for issuance thereunder. Under the Broad-Based Plan, the Company is authorized to issue to all employees (except executive officers and employee directors) nonqualified stock options to purchase common stock of the Company. These options have a term not to exceed ten years. The exercise price of any broad-based option may not be less than the fair market value of the common stock on the date of grant. These options vest over a one-year period commencing on the date of grant. There were 12,100 shares available for grant under this plan at September 30, 2002.

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

   A summary of the activity with respect to stock options is as follows:

                                                         Weighted
                                                         Average
                                                         Exercise
                                                 Shares   Price
                                                -------  --------
              Outstanding at September 30, 1999 391,150   $14.56
                 Granted....................... 152,600    14.45
                 Exercised..................... (14,700)   13.11
                 Forfeited..................... (29,000)   13.43
                 Expired....................... (10,350)   14.66
                                                -------
              Outstanding at September 30, 2000 489,700    14.64
                 Granted....................... 118,600    18.96
                 Exercised..................... (27,000)   14.49
                 Forfeited..................... (22,775)   17.96
                 Expired.......................      --       --
                                                -------
              Outstanding at September 30, 2001 558,525    15.43
                 Granted.......................  34,000    12.73
                 Exercised.....................  (7,425)   10.61
                 Forfeited..................... (28,125)   15.66
                 Expired.......................      --       --
                                                -------
              Outstanding at September 30, 2002 556,975    15.32
                                                =======

   The following table summarizes information about stock options outstanding and exercisable at September 30, 2002:

                                  Options Outstanding     Options Exercisable
                              --------------------------- -------------------
                                       Weighted
                                       Average   Weighted           Weighted
                                      Remaining  Average            Average
                                         Term    Exercise           Exercise
     Range of Exercise Prices Shares  (in years)  Price   Shares     Price
     ------------------------ ------- ---------- --------  -------  --------
         $ 6.81 to $13.49....  82,175    7.1      $ 9.90   52,900    $ 9.60
         $13.50 to $19.99.... 444,900    6.5       15.61  314,225     15.32
         $20.00 to $27.63....  29,900    6.8       25.83   27,650     26.12
                              -------                      -------
                              556,975    6.6       15.32  394,775     15.31
                              =======                      =======

   The Company granted zero shares, 500 shares and zero shares of restricted stock during fiscal years 2002, 2001 and 2000, respectively. As partial compensation for services of its outside directors, the Company issued 1,890 shares, 992 shares and 1,654 shares of common stock to directors during fiscal years 2002, 2001 and 2000, respectively.

   The amortization of unearned compensation related to stock-based employee compensation included in the results of operations was $0.1 million, $0.5 million and $0.5 million for each of fiscal years 2002, 2001 and 2000, respectively, pursuant to the provisions of APB 25. Unearned compensation included in stockholders' equity related to unlapsed restrictions on grants of restricted stock was approximately $5,000 and $0.1 million as of September 30, 2002 and 2001, respectively.

   Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") requires that stock-based awards be measured and recognized at fair value. Adoption of the cost

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES recognition provisions of SFAS 123 with respect to stock-based awards to employees is optional and the Company decided not to elect those provisions. As a result, the Company continues to apply APB 25 and related interpretations in accounting for the measurement and recognition of its employee stock-based awards. However, the Company is required to provide pro forma disclosure as if the cost recognition provisions under the fair value method of SFAS 123 had been adopted. Under SFAS 123, compensation cost is measured at the grant date based on the fair value of the awards and is recognized over the service period, which is usually the vesting period. The fair value of options granted during the fiscal years ended September 30, 2002, 2001 and 2000 were estimated using the Black-Scholes option-pricing model with a dividend yield of zero for each of the three years. This estimation assumed risk-free interest rates of 3.8%, 5.6% and 6.4%; and expected volatility of 54%, 43% and 38%; with an expected option term of 5 years for 2002, 2001 and 2000, respectively.

   The weighted average fair values per share of stock-based award grants were as follows:

                                          Year Ended September 30,
                                          ------------------------
                                           2002     2001    2000
                                           ------  ------  ------
                  Options................ $ 6.44   $ 8.60  $ 6.34
                  Restricted stock.......     --    16.00      --
                  Director's common stock  13.73    25.25   15.13

   The pro forma disclosures as if the Company had adopted the cost recognition requirements of SFAS 123 are presented below (in thousands, except per share amounts):

                                                  Year Ended September 30,
                                                  ---------------------
                                                   2002     2001    2000
                                                  ------   ------ -------
        Net income (loss):
           As reported........................... $1,119   $1,338 $(1,191)
           Pro forma.............................    462      387  (1,883)
        Basic earnings (loss) per common share:
           As reported........................... $ 0.20   $ 0.24 $ (0.22)
           Pro forma.............................   0.08     0.07   (0.35)
        Diluted earnings (loss) per common share:
           As reported........................... $ 0.20   $ 0.24 $ (0.22)
           Pro forma.............................   0.08     0.07   (0.35)

   The effects of applying SFAS 123 in the above pro forma disclosure are not indicative of future amounts since the Company anticipates making awards in the future under the Employee and Director Plans.

12.  Income Taxes:

      Components of income before income taxes, minority interest and extraordinary gain were as follows (in thousands):

                                   Year Ended September 30,
                                   -----------------------
                                     2002    2001    2000
                                   -------  ------ -------
                     United States $(1,642) $1,290 $(2,716)
                     Foreign......   1,306     340     953
                                   -------  ------ -------
                                   $  (336) $1,630 $(1,763)
                                   =======  ====== =======

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

   The provision (benefit) for income taxes consisted of the following (in thousands):

                                  Year Ended September 30,
                                  -----------------------
                                    2002    2001    2000
                                  -------  -----  -------
                      Current:
                         Federal. $  (169) $  85  $(1,075)
                         Foreign.     769    123      391
                         State...     (76)     3      106
                                  -------  -----  -------
                                      524    211     (578)
                                  -------  -----  -------
                      Deferred:
                         Federal.  (1,430)  (166)    (247)
                         Foreign.      49    247      228
                         State...      --     --       25
                                  -------  -----  -------
                                   (1,381)    81        6
                                  -------  -----  -------
                                  $  (857) $ 292  $  (572)
                                  =======  =====  =======

   The differences between the effective tax rate reflected in the total provision (benefit) for income taxes and the statutory federal tax rate of 34% were as follows (in thousands):

                                                         Year Ended September 30,
                                                        ------------------------
                                                          2002     2001     2000
                                                        -------   -----   ------
Provision for U.S. federal income tax at statutory rate $  (114)  $ 555   $ (598)
Effect of foreign income taxes.........................     (10)     78       21
Tax benefit from export sales..........................    (271)   (172)     (59)
State income taxes, net of federal income tax benefit..       2       2       94
Nondeductible expenses.................................     104      66       45
Resolution of prior years' tax matters.................    (568)   (264)     (75)
Other, net.............................................      --      27       --
                                                        -------   -----   ------
                                                        $  (857)  $ 292   $ (572)
                                                        =======   =====   ======
                                                         (255.1)%  17.9 %  (32.5)%
                                                        =======   =====   ======

   Deferred income taxes under the liability method reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income tax asset were as follows (in thousands):

                                                             As of September 30,
                                                             ------------------
                                                               2002      2001
                                                             -------   -------
  Deferred income tax assets:
     Allowance for doubtful accounts........................ $   119   $   136
     Inventory..............................................     540       683
     AMT carryforward.......................................     175        87
     NOL carryforward and tax credits.......................   1,759       560
     Accrued product warranty...............................     286       133
     Accrued compensated absences...........................     191       201
     Net foreign operating loss carryforwards and deferrals.     203       252
                                                             -------   -------
                                                               3,273     2,052
  Deferred income tax liabilities:
     Property, plant and equipment and other................  (1,207)   (1,367)
                                                             -------   -------
  Net deferred income tax asset............................. $ 2,066   $   685
                                                             =======   =======

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

   Deferred income taxes are reported as follows in the accompanying consolidated balance sheet (in thousands):

                                                       As of
                                                   September 30,
                                                   -------------
                                                    2002   2001
                                                   ------ ------
              Current deferred income tax asset... $1,135 $1,152
              Noncurrent deferred income tax asset    931    252
              Noncurrent deferred tax liability...     --   (719)
                                                   ------ ------
                                                   $2,066 $  685
                                                   ====== ======

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

   The financial reporting bases of investments in foreign subsidiaries exceed their tax basis. A deferred tax liability is not recorded for this temporary difference because the investment is essentially permanent. A reversal of the Company's plans to permanently invest in the operations would cause the excess to become taxable. At September 30, 2002 and 2001 the temporary difference related to undistributed earnings for which no deferred taxes have been provided was approximately $2.6 million and $2.4 million, respectively.

   From time to time the Company is the subject of audits by various tax authorities that can result in claims and assessments and additional tax payments, penalties and interest. At present, there is no pending audit of the Company's past tax returns except for in one foreign tax jurisdiction. While no claims or assessments have yet been made against the operations in that location as a result of the audit, the Company has recorded tax liabilities and offsetting deferred tax assets in its financial statements in recognition of its estimated exposure to such audit.

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

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

   The following table summarizes the calculation of net earnings and weighted average common shares and common equivalent shares outstanding for purposes of basic and diluted earnings per share (in thousands, except share and per share amounts):

                                                                 Year Ended September 30,
                                                             --------------------------------
                                                                2002       2001       2000
                                                             ---------- ---------- ----------
Income (loss) before extraordinary item..................... $      433 $    1,338 $   (1,191)
Extraordinary gain, net of tax of $85.......................        686         --         --
                                                             ---------- ---------- ----------
Net earnings (loss) available to common stockholders........ $    1,119 $    1,338 $   (1,191)
                                                             ========== ========== ==========
Weighted average common shares and common share equivalents:
   Common shares............................................  5,535,979  5,489,251  5,431,901
   Common share equivalents.................................     11,795    109,346         --
                                                             ---------- ---------- ----------
Total weighted average common shares and common share
  equivalents...............................................  5,547,774  5,598,597  5,431,901
                                                             ========== ========== ==========
Basic earnings (loss) per share:
   Income (loss) before extraordinary gain.................. $     0.08 $     0.24 $    (0.22)
   Extraordinary gain.......................................       0.12         --         --
                                                             ---------- ---------- ----------
Net income (loss)........................................... $     0.20 $     0.24 $    (0.22)
                                                             ========== ========== ==========
Diluted earnings (loss) per share:
   Income (loss) before extraordinary gain.................. $     0.08 $     0.24 $    (0.22)
   Extraordinary gain.......................................       0.12         --         --
                                                             ---------- ---------- ----------
Net income (loss)........................................... $     0.20 $     0.24 $    (0.22)
                                                             ========== ========== ==========

   Options on 474,800, 33,700 and 100,300 shares of common stock in fiscal years 2002, 2001 and 2000 respectively, were not included in the calculation of weighted average shares for diluted earnings per share because their effects were antidilutive.

14.  Related Party Transactions:

   Sales to OYO Japan and other affiliated companies were approximately $0.1 million, $0.2 million and $0.3 million during fiscal years 2002, 2001 and 2000, respectively. Purchases of inventory and equipment from OYO Japan were approximately $0.6 million, $1.7 million and $4.2 million during fiscal years 2002, 2001 and 2000, respectively.

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

15.  Commitments and Contingencies:

  Operating Leases

   The Company leases certain office space and equipment under noncancelable operating leases. The approximate future minimum rental commitments under noncancelable operating leases are as follows (in thousands):

                               Year Ending
                               September 30,
                               -------------
                                   2003..... $489
                                   2004.....   95
                                             ----
                                             $584
                                             ====

   Rent expense was approximately $0.7 million, $0.6 million, and $0.5 million for fiscal years 2002, 2001 and 2000, respectively.

  Legal Proceedings

   From time to time the Company is a party to what it believes is routine litigation and proceedings that may be considered as part of the ordinary course of its business. The Company is not aware of any current or pending litigation or proceedings that could have a material adverse effect on the Company's results of operations, cash flows or financial condition, although the Company continues to monitor developments in the bankruptcy proceeding by its Primary Film Supplier and the Primary Film Supplier's existing claim against the Company described in Note 18.

16.  Supplemental Cash Flow Information:

   Supplemental cash flow information is as follows (in thousands):

                                                               Year Ended September 30,
                                                               ------------------------
                                                                2002      2001    2000
                                                                -----   -------   ----
Cash paid (refund received) for:
   Interest................................................... $ 585    $   378   $305
   Income taxes...............................................  (153)    (1,148)   360
Noncash investing and financing activities:
   Common stock issued pursuant to Employee and Director Plan.    25         25     25

17.  Segment and Geographic Information:

   In fiscal year 2001, the Company expanded its commercial graphics operations through the acquisition of substantially all of the assets of EcoPRO and through the reorganization of its United Kingdom subsidiary to focus on the growing commercial graphics marketplace in Europe. At that time, the Company began reporting information for two business segments: Seismic and Commercial Graphics. The Commercial Graphics business segment primarily sells products for the commercial graphics industry; however, it also has some minor sales of seismic products.

   The Company's seismic product lines currently consist of geophones and hydrophones, including multi-component geophones and hydrophones, seismic leader wire, geophone string connectors, seismic telemetry cable, high definition reservoir characterization products and services, marine seismic cable retrieval devices and

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES small data acquisition systems targeted at niche markets. Commercial graphics products include thermal imaging equipment and dry thermal film. The following tables summarize the Company's segment information:

                                           Year Ended September 30,
                                          -------------------------
                                            2002     2001     2000
                                          -------  -------  -------
           Net sales:
              Seismic.................... $51,800  $50,433  $39,518
              Commercial Graphics........  13,490   13,557   14,313
              Eliminations...............    (241)    (372)    (357)
                                          -------  -------  -------
              Total......................  65,049   63,618   53,474
                                          -------  -------  -------
           Income (loss) from operations:
              Seismic....................   4,311    5,381      543
              Commercial Graphics........    (399)      27      770
              Corporate..................  (3,336)  (3,552)  (3,117)
              Eliminations...............    (142)      --       --
                                          -------  -------  -------
              Total......................     434    1,856   (1,804)
                                          -------  -------  -------
           Total assets:
              Seismic....................  51,308   56,968
              Commercial Graphics........  12,610   11,059
              Corporate..................   4,208    4,973
                                          -------  -------
              Total...................... $68,126  $73,000
                                          =======  =======

   Corporate consists primarily of corporate overhead expenses and unallocated corporate assets. Unallocated corporate assets consist of the Company's corporate office building and equipment.

   The Company has operations in the United States, Canada, United Kingdom and Russia. Summaries of net sales by geographic area for fiscal years 2002, 2001 and 2000 are as follows (in thousands):

                                                Year Ended September 30,
                                                -----------------------
                                                 2002     2001    2000
                                                -------  ------- -------
         Asia (excluding Japan and Middle East) $ 7,386  $10,005 $ 1,593
         Canada................................   9,058   11,697  15,030
         Europe................................  16,094   11,768  12,341
         Japan.................................     436      948     722
         Middle East...........................     918      605   5,971
         United States.........................  30,137   27,507  16,739
         Other.................................   1,020    1,088   1,078
                                                -------  ------- -------
                                                $65,049  $63,618 $53,474
                                                =======  ======= =======

   Net sales are attributed to countries based on the ultimate destination of the product sold, if known. If the ultimate destination is not known, sales are attributed to countries based on the geographic location of the initial shipment.

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

   Sales information for the Company is as follows (in thousands):

                                   Year Ended September 30,
                                  --------------------------
                                    2002      2001     2000
                                  --------  -------  -------
                   United States. $ 61,238  $62,348  $51,740
                   Canada........    4,492    6,715    7,512
                   United Kingdom    6,526    2,583    2,254
                   Russia........    4,061       --       --
                   Eliminations..  (11,268)  (8,028)  (8,032)
                                  --------  -------  -------
                                  $ 65,049  $63,618  $53,474
                                  ========  =======  =======

   Long-lived assets were as follows (in thousands):

                                        As of September 30,
                                        -------------------
                                         2002      2001
                                         -------   -------
                         United States. $24,871   $25,922
                         Canada........   2,772     2,950
                         United Kingdom     509       519
                         Russia........   1,654        --
                                         -------   -------
                                        $29,806   $29,391
                                         =======   =======

   The Company had one customer comprising 24.5% of annual sales for the fiscal year 2002 and no individual customers comprising more than 10% of annual sales for fiscal year 2001. The Company had two customers with individual sales of 15% and 13%, respectively, of total annual sales for fiscal year 2000.

   During the Company's fiscal year ended September 30, 2002, it delivered a reservoir characterization and monitoring system to a major oil company. In accordance with the terms of the contract, the Company recognized $15.8 million of revenues in its fiscal year ended September 30, 2002. The contract provides for additional revenue of $3.2 million based upon the system's performance, and the Company expects to recognize such revenue in the first fiscal quarter of fiscal year 2004. All costs related to this sale, including estimated costs for warranty and delivery, have been recorded in the fiscal year ended September 30, 2002.

18.  Bankruptcy Filing of Primary Film Supplier:

   On July 3, 2002, the Company's Primary Film Supplier filed a Chapter 11 reorganization petition in Federal Bankruptcy Court for the Western District of New York. At the date of such bankruptcy filing, the Company had $3.4 million of long-term assets carried on its balance sheet (including the $2.3 million investment in certain intellectual property acquired from such Primary Film Supplier described in Note 7), as a result of the prior transactions with the Primary Film Supplier. The Primary Film Supplier advised the Company that, in connection with its bankruptcy filing, it was seeking a buyer for its business that would assume its relationship and contracts with the Company. After several months, we are not optimistic that a buyer can be found to operate the Primary Film Supplier's business or, if a buyer is found, that it would agree to perform the Primary Film Supplier's obligations under the agreements entered into between us and the Primary Film Supplier in accordance with the terms thereof, or whether any such buyer would be capable of carrying out such obligations.

   Over the past few months, the Primary Film Supplier has failed to meet all of the Company's purchase orders and has provided the Company with only a limited quantity of film. In November of 2002, the Primary

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

Film Supplier stated that it had closed down its operations. Subsequently, it stated that it was resuming a limited level of operations while continuing to look for a buyer of its business. As a result, the Company is currently purchasing a large quantity of dry thermal film from its secondary supplier located in Europe. The Company knows of no other supplier of dry thermal film for its thermal imaging equipment. While alternate suppliers might be able to provide dry thermal film, such film has not historically performed as well in the Company's thermal imaging equipment.

   The Company also is in the process of researching and developing a system that would enable it to use the technology it purchased from the Primary Film Supplier to manufacture dry thermal film internally if it should elect to do so. The net book value of the Company's intellectual property related to dry film technology was $2.1 million at September 30, 2002.

   On December 10, 2002, the Company received a notice of claim from the Primary Film Supplier for alleged preferential payments made to the Company in the period before the filing of the bankruptcy proceeding in the approximate amount of $260,000. The Company has not yet fully assessed such recent claim and does not have adequate information and necessary legal advice to do so at this time. The Company intends to vigorously defend against such claim under the overall circumstances of its relationship with the Primary Film Supplier. At present the Company does not know whether it will make any claims against the Primary Film Supplier and it is unable to predict whether any additional claims will be made against it in connection with the Primary Film Supplier's bankruptcy proceeding as to any aspect of its relationship with such Primary Film Supplier. The Company is unable at this time to predict the outcome and effects of this still developing situation. The Company has, nevertheless, recently made provision for existing claims that it believes is adequate at this time, although it is unable to make such predictions with any certainty.

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES

19.  Selected Quarterly Information (Unaudited):

   The following table represents summarized data for each of the quarters in fiscal years 2002 and 2001 (in thousands, except per share amounts).

                                                         2002
                                         ------------------------------------
                                         Fourth     Third    Second    First
                                         Quarter   Quarter   Quarter  Quarter
                                         -------  -------    -------  -------
 Sales.................................. $13,648  $24,668(a) $13,833  $12,900
 Gross profit...........................   2,911    6,764      4,855    4,035
 Income (loss) from operations..........  (1,161)   1,261        255       79
 Other income (expense), net............    (145)    (132)      (397)     (96)
 Income (loss) before extraordinary gain    (604)   1,156        (80)     (39)
 Extraordinary gain, net of tax of $85..      --       --         --      686
 Net income (loss)......................    (604)   1,156        (80)     647
 Basic earnings (loss) per share:
 Income (loss) from operations.......... $ (0.11) $  0.21    $ (0.01) $ (0.01)
 Extraordinary gain.....................      --       --         --     0.13
 Basic earnings (loss) per share........ $ (0.11) $  0.21    $ (0.01) $  0.12
                                         =======  =======    =======  =======
 Diluted earnings (loss) per share:
 Income (loss) from operations.......... $ (0.11) $  0.21    $ (0.01) $ (0.01)
 Extraordinary gain.....................      --       --         --     0.13
 Diluted earnings (loss) per share...... $ (0.11) $  0.21    $ (0.01) $  0.12
                                         =======  =======    =======  =======

                                                         2001
                                         ------------------------------------
                                         Fourth     Third    Second    First
                                         Quarter   Quarter   Quarter  Quarter
                                         -------  -------    -------  -------
 Sales.................................. $15,913  $15,810    $16,928  $14,967
 Gross profit...........................   4,669    5,606      5,527    4,859
 Income (loss) from operations..........     (69)     701        816      408
 Other income (expense), net............     (85)     (63)       (56)     (22)
 Net income (loss)......................    (118)     628        557      271
 Basic earnings (loss) per share........ $ (0.02) $  0.11    $  0.10  $  0.05
                                         =======  =======    =======  =======
 Diluted earnings (loss) per share...... $ (0.02) $  0.11    $  0.10  $  0.05
                                         =======  =======    =======  =======

--------
(a) Includes revenues of $15.8 million recognized related to the sale of a reservoir characterization system to a significant customer. The Company expects to recognize up to $3.2 million of additional revenue related to this system during the first quarter of fiscal year 2004 depending on its future performance.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of OYO Geospace Corporation:

   Our audits of the consolidated financial statements referred to in our report dated December 18, 2002 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          /s/ PRICEWATERHOUSECOOPERS LLP

Houston, Texas
December 18, 2002

                                  SCHEDULE II

                   OYO GEOSPACE CORPORATION AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

                                (In Thousands)

                                                             Charged
                                                Balance at  (Credited)  Charged             Balance at
                                                Beginning    to Costs   to Other              End of
                                                of Period  and Expenses  Assets  Deductions   Period
                                                ---------- ------------ -------- ---------- ----------
Year ended September 30, 2002
Allowance for doubtful accounts on accounts and
  notes receivable.............................    $470        $146       $--      $(142)      $474

Year ended September 30, 2001
Allowance for doubtful accounts on accounts and
  notes receivable.............................     353         214        --        (97)       470

Year ended September 30, 2000
Allowance for doubtful accounts on accounts and
  notes receivable.............................     580         190        --       (417)       353

                                            Charged
                               Balance at  (Credited)  Charged             Balance at
                               Beginning    to Costs   to Other              End of
                               of Period  and Expenses  Assets  Deductions   Period
                               ---------- ------------ -------- ---------- ----------
Year ended September 30, 2002
Inventory obsolescence reserve   $1,089      $  970      $--     $(1,128)    $  931

Year ended September 30, 2001
Inventory obsolescence reserve    1,742       1,073       --      (1,726)     1,089

Year ended September 30, 2000
Inventory obsolescence reserve    1,816         990       --      (1,064)     1,742