Form 10-Q
period 2002-12-31
OYO GEOSPACE CORP
filed 2003-02-13
CIK 1001115

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended December 31, 2002 OR

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

Yes   X    No ___
     ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ____   No  X
              ---

There were 5,547,795 shares of the Registrant's Common Stock outstanding as of the close of business on February 11, 2003.

================================================================================

                                Table of Contents

PART I. FINANCIAL INFORMATION                                                           Page
-------------------------------                                                        Number
                                                                                       ------

   Item 1.  Financial Statements                                                          3

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                              13

   Item 3.  Quantitative and Qualitative Disclosures about Market Risks                  24

   Item 4.  Controls and Procedures                                                      25

PART II. OTHER INFORMATION
--------------------------

   Item 6.  Exhibits and Reports on Form 8-K                                             26

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                    OYO GEOSPACE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                           ASSETS                                December 31, 2002   September 30, 2002
                                                                 -----------------   ------------------
                                                                    (unaudited)
Current assets:
    Cash and cash equivalents ..................................      $  2,556            $  1,538
    Trade accounts and notes receivable, net ...................        10,473              12,585
    Inventories ................................................        24,975              21,801
    Deferred income tax ........................................         1,137               1,135
    Prepaid expenses and other .................................         1,674               1,261
                                                                      --------            --------

         Total current assets ..................................        40,815              38,320

Rental equipment, net ..........................................         1,926               2,044
Property, plant and equipment, net .............................        19,904              20,243
Goodwill and other intangible assets, net ......................         6,225               6,399
Deferred income tax ............................................           474                 931
Other assets ...................................................           176                 189
                                                                      --------            --------

         Total assets ..........................................      $ 69,520            $ 68,126
                                                                      ========            ========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable and current maturities of long-term debt .....      $    232            $    714
    Accounts payable ...........................................         3,146               4,047
    Accrued expenses and other .................................         4,221               4,162
    Deferred revenue ...........................................            89                 146
    Income tax payable .........................................           125               1,121
                                                                      --------            --------

         Total current liabilities .............................         7,813              10,190

Long-term debt .................................................         8,557               3,544
                                                                      --------            --------

         Total liabilities .....................................        16,370              13,734
                                                                      --------            --------

Minority interest in consolidated subsidiary ...................           283                 263

Stockholders' equity:
    Preferred stock ............................................             -                   -
    Common stock ...............................................            55                  55
    Additional paid-in capital .................................        30,576              30,566
    Retained earnings ..........................................        23,014              24,332
    Accumulated other comprehensive loss .......................          (772)               (819)
    Unearned compensation-restricted stock awards ..............            (6)                 (5)
                                                                      --------            --------

         Total stockholders' equity ............................        52,867              54,129
                                                                      --------            --------

         Total liabilities and stockholders' equity ............      $ 69,520            $ 68,126
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

                    OYO GEOSPACE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)
                                   (unaudited)

                                                             Three Months       Three Months
                                                                Ended              Ended
                                                          December 31, 2002   December 31, 2001
                                                          -----------------   -----------------
Sales .................................................      $    10,061         $    12,900
Cost of sales .........................................            7,752               8,865
                                                             -----------         -----------

Gross profit ..........................................            2,309               4,035

Operating expenses:
    Selling, general and administrative expenses ......            2,836               2,876
    Research and development expenses .................            1,379               1,080
                                                             -----------         -----------

         Total operating expenses .....................            4,215               3,956
                                                             -----------         -----------

Income (loss) from operations .........................           (1,906)                 79

Other income (expense):
    Interest expense ..................................              (91)               (151)
    Interest income ...................................               41                  50
    Other, net ........................................               46                   5
                                                             -----------         -----------

         Total other expense, net .....................               (4)                (96)
                                                             -----------         -----------
Loss before income taxes, minority interest
     and extraordinary gain ...........................           (1,910)                (17)
Income tax benefit ....................................             (611)                 (7)
                                                             -----------         -----------
Loss before minority interest
     and extraordinary gain ...........................           (1,299)                (10)
Minority interest .....................................              (19)                (29)
                                                             -----------         -----------

Loss before extraordinary gain ........................           (1,318)                (39)
Extraordinary gain, net of tax of $85 .................               --                 686
                                                             -----------         -----------

Net income (loss) .....................................      $    (1,318)        $       647
                                                             ===========         ===========

Basic earnings per share:
    Loss before extraordinary item ....................      $     (0.24)        $     (0.01)
    Extraordinary gain ................................               --                0.13
                                                             -----------         -----------
    Net income (loss) .................................      $     (0.24)        $      0.12
                                                             ===========         ===========

Diluted earnings per share:
    Loss before extraordinary item ....................      $     (0.24)        $     (0.01)
    Extraordinary gain ................................               --                0.13
                                                             -----------         -----------
    Net income (loss) .................................      $     (0.24)        $      0.12
                                                             ===========         ===========

Weighted average shares outstanding - Basic ...........        5,546,572           5,515,642
Weighted average shares outstanding - Diluted .........        5,546,572           5,535,978

    The accompanying notes are an integral part of the consolidated financial statements.

                    OYO GEOSPACE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                             Three Months           Three Months
                                                                                 Ended                  Ended
                                                                           December 31, 2002     December 31, 2001
                                                                           -----------------     ------------------
Cash flows from operating activities:
    Net income (loss) ................................................
    Adjustments to reconcile net income (loss) to net cash ...........          $(1,318)              $   647
       used in operating activities:
       Deferred income tax expense (benefit) .........................              456                   (27)
       Depreciation and amortization .................................              973                 1,107
       Amortization of restricted stock awards .......................               --                    90
       Extraordinary gain ............................................               --                  (686)
       Minority interest .............................................               20                    29
       (Gain) loss on disposal of property, plant and equipment.......               29                    (8)
       Bad debt expense ..............................................               36                   221
       Effects of changes in operating assets and liabilities:
       Trade accounts and notes receivable ...........................            2,075                (1,667)
       Inventories ...................................................           (3,174)               (1,847)
       Prepaid expenses and other assets .............................             (411)                  126
       Accounts payable ..............................................             (903)               (1,681)
       Accrued expenses and other ....................................              166                (1,038)
       Income tax payable ............................................             (996)                 (232)
                                                                                -------               -------

         Net cash used in operating activities .......................           (3,047)               (4,966)
Cash flows from investing activities:                                           -------               -------

    Capital expenditures .............................................             (524)               (1,167)
    Investment in business acquisition, net of cash acquired .........               --                   913
    Proceeds from sale of equipment .................................                --                     8
                                                                                -------               -------

         Net cash used in investing activities ......................              (524)                 (246)
                                                                                -------               -------
Cash flows from financing activities:
    Increase in notes payable .......................................             9,350                 9,068
    Principal payments on notes payable .............................            (4,817)               (3,669)
    Proceeds from exercise of stock options .........................                 9                     4
                                                                                -------               -------

         Net cash provided by financing activities ..................             4,542                 5,403
                                                                                -------               -------

Effect of exchange rate changes on cash .............................                47                   (66)
                                                                                -------               -------

Increase in cash and cash equivalents ...............................             1,018                   125

Cash and cash equivalents, beginning of period ......................             1,538                   882
                                                                                -------               -------

Cash and cash equivalents, end of period ............................           $ 2,556               $ 1,007
                                                                                =======               =======

    The accompanying notes are an integral part of the consolidated financial statements.

                    OYO GEOSPACE CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.  Basis of Presentation

    The consolidated balance sheet of OYO Geospace Corporation and its subsidiaries (the "Company") at September 30, 2002 has been derived from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at December 31, 2002 and the consolidated statements of operations for the three months ended December 31, 2002 and 2001, and the consolidated statements of cash flows for the three months ended December 31, 2002 and 2001, have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the three months ended December 31, 2002 are not necessarily indicative of the operating results for a full year or of future operations.

    Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended September 30, 2002.

    Revenue is primarily derived from the sale, and short-term rental under operating leases, of seismic instruments and equipment and commercial graphics products. Sales revenues are recognized when the products are shipped and title and risk of loss have passed to the customer (when the revenue cycle is completed). Products are generally sold without any customer acceptance provisions and the Company's standard terms of sale do not allow its customers to return products. The Company's products generally do not require installation assistance or sophisticated instruction. The Company offers a standard product warranty obligating it to repair or replace equipment with manufacturing defects. The Company maintains a reserve for future warranty costs based on historical experience. Rental revenues are recognized on a straight-line basis as earned over the rental period. Short-term rentals of the Company's equipment generally range from daily rentals to rental periods of up to six months.

    The Company expenses research and development costs as incurred.

    The Company records a write-down of its inventory when the cost basis of any manufactured product (including any estimated future costs to complete the manufacturing process) exceeds its net realizable value.

Recent Accounting Pronouncements

     In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement revises the accounting and reporting for costs associated with exit or disposal activities so as to provide recognition of such costs when a liability is incurred rather than when the entity commits to an exit plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Management does not believe the adoption of SFAS No. 146 will have a material effect on the Company's financial position and results of operations.

    In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation and Disclosure - an amendment of FASB Statement No. 123". This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative transition methods for a voluntary change to the fair value of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of FASB Statement No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. See Note 8 for additional disclosures required by SFAS No. 148.

                    OYO GEOSPACE CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2.  Earnings Per Common Share

    The following table summarizes the calculation of net earnings and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings per share (in thousands, except per share data):

                                                              Three Months Ended
                                                      -----------------------------------
                                                      December 31, 2002 December 31, 2001
                                                      ----------------- -----------------
    Loss before extraordinary gain ................     $      (1,318)     $       (39)
    Extraordinary gain ............................                --              686
                                                        -------------      -----------

    Net earnings available to common
      stockholders ................................     $      (1,318)     $       647
                                                        =============      ===========

    Weighted average common shares outstanding ....         5,546,572        5,515,642
    Weighted average common share equivalents
      outstanding .................................                --           20,336
                                                        -------------      -----------

    Weighted average common shares and common
       share equivalents outstanding ..............         5,546,572        5,535,978
                                                        =============      ===========

    Basic Earnings Per Share:
    Loss before extraordinary gain ................     $       (0.24)     $     (0.01)
    Extraordinary gain ............................                --               13
                                                        -------------      -----------

    Net income (loss) .............................     $       (0.24)     $      0.12
                                                        =============      ===========

    Diluted Earnings Per Share:
    Loss before extraordinary gain ................     $       (0.24)     $     (0.01)
    Extraordinary gain ............................                --             0.13
                                                        -------------      -----------

    Net income (loss) .............................     $       (0.24)     $      0.12
                                                        =============      ===========

No common share equivalents have been included in the diluted earnings per share calculations because of the potential antidilutive effect as a result of the Company's net loss for the quarter ended December 31, 2002.

3.  Comprehensive Income

    Comprehensive income includes all changes in a company's equity, except those resulting from investments by and distributions to owners. The following table summarizes the components of comprehensive income (in thousands):

                                                           Three Months Ended
                                                   -----------------------------------
                                                   December 31, 2002 December 31, 2001
                                                   ----------------- -----------------
    Net income (loss) .............................    $      (1,318)      $       647
    Foreign currency translation adjustments ......               47               (66)
                                                       --------------      -----------

    Total comprehensive income (loss) .............    $      (1,271)      $       581
                                                       ==============      ===========

                    OYO GEOSPACE CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4.  Trade Accounts and Notes Receivable

    Trade accounts and notes receivable consisted of the following (in thousands):

                                                              December 31, 2002      September 30, 2002
                                                              -----------------      ------------------
      Trade accounts receivable .............................      $  10,498            $   12,160
      Trade notes receivable ................................            463                   899
      Allowance for doubtful accounts and notes .............           (488)                 (474)
                                                                   ---------            ----------

                                                                   $  10,473            $   12,585
                                                                   =========            ==========

5.  Inventories

    Inventories consisted of the following (in thousands):

                                                              December 31, 2002      September 30, 2002
                                                              -----------------      ------------------
      Finished goods ........................................      $   6,396            $    4,527
      Work-in-process .......................................          5,599                 3,619
      Raw materials .........................................         13,931                14,586
      Obsolescence reserve ..................................           (951)                 (931)
                                                                   ---------            ----------

                                                                   $  24,975            $   21,801
                                                                   =========            ==========

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

                    OYO GEOSPACE CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following tables summarize the Company's segment information:

                                                                       Three Months Ended      Three Months Ended
                                                                        December 31, 2002      December 31, 2001
                                                                        -----------------      -----------------
Net sales:
    Seismic .........................................................       $  7,063               $  9,963
    Commercial Graphics .............................................          3,016                  3,001
    Eliminations ....................................................            (18)                   (64)
                                                                            --------               --------

    Total ...........................................................       $ 10,061               $ 12,900
                                                                            ========               ========

Income  from operations:
    Seismic .........................................................       $ (1,019)              $    656
    Commercial Graphics .............................................            (90)                   352
    Corporate .......................................................           (797)                  (929)
                                                                            --------               --------

    Total ...........................................................       $ (1,906)              $     79
                                                                            ========               ========


                                                                        December 31, 2002      september 30, 2002
                                                                            --------               --------
Total assets:
     Seismic ........................................................       $ 52,691               $ 51,308
     Commercial Graphics ............................................         13,290                 12,610
     Corporate ......................................................          3,539                  4,208
                                                                            --------               --------

                                                                            $ 69,520               $ 68,126
                                                                            ========               ========

7.   Line of Credit

    The Company has entered into a credit agreement pursuant to which it can borrow up to $10.0 million secured by its accounts receivable and inventory (the "Credit Agreement"). The Credit Agreement, as amended, expires in January 2004. Borrowings under the Credit Agreement are subject to borrowing base restrictions based on (i) consolidated net income plus consolidated interest expense, income taxes, depreciation and amortization and (ii) levels of eligible accounts receivable and inventories. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial amounts and contains other covenants customary in agreements of this type. As of December 31, 2002 there were borrowings of $5.1 million outstanding under the Credit Agreement, and additional borrowings available under the Credit Agreement of $2.0 million. Since September 30, 2002, the Company has increased its borrowings under the Credit Facility by $4.5 million. Such additional borrowings are primarily for working capital needs, including the production of inventories for shipment in future periods. The borrowing interest rate at December 31, 2002 was 5.0%.

    The Company recently amended its Credit Agreement to expire in January 2004. In connection with this amendment, the Company's borrowing interest rate has become, at the Company's option, the bank's prime rate or a LIBOR based rate. In addition, the borrowing base restrictions were modified to allow the Company to incur additional borrowings up to a maximum of $10.0 million.

                    OYO GEOSPACE CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8.   Accounting for Stock-Based Compensation

     At December 31, 2002, the Company had two stock-based employee compensation plans. The Company accounts for the plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                   Three Months Ended
                                                        ---------------------------------------
                                                        December 31, 2002     December 31, 2001
                                                        -----------------     -----------------
Net income (loss), as reported .......................      $  (1,318)          $        647

Deduct:  Total stock-based employee compensation
expense determined under fair value method for
all awards, net of related tax effects ...............           (142)                  (186)
                                                           -----------          -------------

Pro forma net income (loss) ..........................      $  (1,460)          $        461
                                                            ==========          ============

Earnings per share:

    Basic-as reported ................................      $   (0.24)          $       0.12
    Basic-pro forma ..................................      $   (0.26)          $       0.08

    Diluted-as reported ..............................      $   (0.24)          $       0.12
    Diluted-pro forma ................................      $   (0.26)          $       0.08

For a further discussion of the Company's stock-based employee compensation plans, see Note 11 to the audited Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the year ended September 30, 2002.

9.  Adoption of Accounting Pronouncements

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment. Intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives; however, no maximum life applies. The Company adopted the provisions of SFAS 142 effective October 1, 2002. At December 31, 2002, the Company had goodwill, net of accumulated amortization, of $1.8 million. The adoption of SFAS No. 142 did not have a material effect on the Company's first quarter financial position or results of operations.

    In August 2001, the Financial Accounting Standards Board issued SFAS No. 143
- "Accounting for Asset Retirement Obligations". This statement requires the Company to recognize the fair value of a liability associated with the cost the Company would be obligated to incur in order to retire an asset at some point in the future. The liability would be recognized in the period in which it is incurred and can be reasonably estimated. The standard is effective for fiscal years beginning after June 15, 2002. The Company adopted this standard effective October 1,

                    OYO GEOSPACE CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2002. The adoption of SFAS No. 143 did not have a material effect on the Company's financial position or results of operations.

    In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets". SFAS No. 144 develops an accounting model, based upon the framework established in SFAS No. 121, for long-lived assets to be disposed of by sales. The accounting model applies to all long-lived assets, including discontinued operations, and it replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for disposal of segments of a business. SFAS No. 144 requires long-lived assets held for disposal to be measured at the lower of carrying amount or fair values less costs to sell, whether reported in continuing operations or in discontinued operations. The statement is effective for fiscal years beginning after December 15, 2001. The Company adopted this standard effective October 1, 2002. The adoption of SFAS No. 144 did not have a material effect on the Company's financial position or results of operations.

    In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Recission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement clarified guidance related to the reporting of gains and losses from extinguishment of debt and resolves inconsistencies related to the required accounting treatment of certain lease modifications. The provisions of this statement relating to extinguishment of debt became effective for financial statements issued for fiscal years beginning after May 15, 2002. The provisions of this statement relating to lease modification are effective for transactions occurring after May 15, 2002. The Company adopted this standard effective October 1, 2002. The adoption of SFAS No. 145 did not have a material effect on the Company's financial position or results of operations.

10. Film Supplier Developments

    In April 2002, the Company purchased certain intellectual property rights from its then primary supplier of film (the "Former Primary Film Supplier") for $2.3 million. Such purchase gave the Company exclusive ownership of all technology used by the Former Primary Film Supplier to manufacture dry thermal film used in the thermal imaging equipment the Company manufactures. Such purchase included technology then existing and any dry thermal film technology thereafter developed by the Former Primary Film Supplier for use in the Company's equipment. The Company also entered into an amended supply agreement pursuant to which the Former Primary Film Supplier agreed to provide the Company with the dry thermal film. In connection with the purchase, the Company agreed to license the technology to the Former Primary Film Supplier on a perpetual basis so long as it could meet predefined quality and delivery requirements. If the Former Primary Film Supplier could not meet such requirements, the Company has the right to use the technology itself or to license the technology to any third party to manufacture dry thermal film.

    On July 3, 2002, the Former Primary Film Supplier filed a Chapter 11 reorganization petition in Federal Bankruptcy Court for the Western District of New York. At the date of such bankruptcy filing, the Company had $3.4 million of long-term assets carried on its balance sheet as a result of the Company's prior transactions with the Former Primary Film Supplier (including the $2.3 million investment in intellectual property acquired from the Former Primary Film Supplier described above). Around that time, the Former Primary Film Supplier advised the Company that, in connection with its bankruptcy filing, it was seeking a buyer for its business that would assume its relationship and contracts with the Company, and it was the Company's intention to cooperate in such efforts to the extent its on-going interest could be served thereby. The Company is no longer optimistic that a buyer can be found to operate the Former Primary Film Supplier's business.

    Over the past several months, the Former Primary Film Supplier has failed to meet all of the Company's purchase orders and has ceased to provide the Company with dry thermal film. As a result, the Company is currently

                    OYO GEOSPACE CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

purchasing a large quantity of dry thermal film from its alternate supplier of dry thermal film (the "Other Film Supplier"). The Company is also in the final stages of using the technology it purchased from the Former Primary Film Supplier to manufacture dry thermal film internally.

    As a result of the bankruptcy filing by the Former Primary Film Supplier, the Company recorded a charge in its third quarter of fiscal year 2002 of approximately $1.2 million due to the ultimate uncertainty of realization of value on certain assets, particularly certain prepaid purchase benefits and similar benefits under the amended supply agreement with the Former Primary Film Supplier. The Company does not believe there has been any impairment in the value of the intellectual property it acquired from the Former Primary Film Supplier because of its ability to utilize the intellectual property to have thermal film manufactured internally or possibly elsewhere.

    No claims have been made against the Company or by the Company at present in connection with the Former Primary Film Supplier's bankruptcy, except that on December 10, 2002, the Company received a notice of claim for alleged preferential payments made by the Former Primary Film Supplier to the Company in the period before filing of the bankruptcy proceeding in the approximate amount of $260,000. The Company has not yet fully assessed that claim or its defenses and counterclaims to that claim. However, the Company intends to vigorously defend against such claim under the overall circumstances of its relationship with the Former Primary Film Supplier. At present, the Company does not know whether it will make any claims against the Former Primary Film Supplier and it is unable to predict whether any additional claims will be made against the Company in connection with the Former Primary Film Supplier's bankruptcy proceeding as to any aspect of its relationship with the Former Primary Film Supplier. The Company is unable at this time to predict the outcome and effects of this still developing situation. The Company has, nevertheless, made provision for existing claims that it believes are adequate at this time, although it is unable to make such predictions with any certainty.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following analysis of the financial condition and results of operations of OYO Geospace Corporation should be read in conjunction with the Consolidated Financial Statements and Notes related thereto which are included elsewhere in this Form 10-Q.

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

    While orders for our products can vary substantially from quarter to quarter, reservoir characterization projects, especially deepwater projects, require the use of more equipment over a longer period of time than is required by conventional surface seismic systems. Revenue recognition in accordance with generally accepted accounting principles for these large-scale projects has the potential to result in substantial fluctuations in our quarterly performance. These variations may impact our operating results and cash flow, manufacturing capability and expense levels in any given quarter. Furthermore, because of the scale and nature of reservoir characterization projects, there may be delays in their implementation and uncertainties about their final course. As a result, we are unable at present to predict the impact of any such projects on our business, financial condition and results of operations.

Commercial Graphics Industry

    We developed our commercial graphics business segment over time as we leveraged our thermal imaging equipment technology, originally designed for seismic data processing applications, into new markets. With minor product modifications, we were successful in adapting these products for use in the commercial graphics industry.

    Our commercial graphics business segment manufactures and sells thermal imaging equipment and dry thermal film primarily to the screen print, point of sale, signage and textile market sectors. Our thermal imaging equipment is capable of producing data images ranging in size from 12 to 54 inches wide. This business segment has some sales to customers in the seismic industry.

    In April 2002, we purchased certain intellectual property rights from our then primary supplier of film (the "Former Primary Film Supplier") for $2.3 million. Such purchase gave us exclusive ownership of all technology used by the Former Primary Film Supplier to manufacture dry thermal film used in the thermal imaging equipment we manufacture. Such purchase included technology then existing and any dry thermal film technology thereafter developed by the Former Primary Film Supplier for use in our equipment. We also entered into an amended supply agreement pursuant to which the Former Primary Film Supplier agreed to provide us with the dry thermal film. In connection with the purchase, we agreed to license the technology to the Former Primary Film Supplier on a perpetual basis so long as it could meet predefined quality and delivery requirements. If the Former Primary Film Supplier could not meet such requirements, the agreement provides us with the right to use the technology ourselves or to license the technology to any third party to manufacture dry thermal film.

    On July 3, 2002, the Former Primary Film Supplier filed a Chapter 11 reorganization petition in Federal Bankruptcy Court for the Western District of New York. At the date of such bankruptcy filing, we had $3.4 million of long-term assets carried on our balance sheet as a result of the prior transactions with the Former Primary Film Supplier (including the $2.3 million investment in intellectual property acquired from the Former Primary Film Supplier described above). The Former Primary Film Supplier advised us that, in connection with its bankruptcy filing, it was seeking a buyer for its business that would assume its relationship and contracts with us, and it was our intention to cooperate in such efforts to the extent our on-going interest could be served thereby. We are no longer optimistic that a buyer can be found to operate the Former Primary Film Supplier's business.

     Over the past several months, the Former Primary Film Supplier has failed to meet all of our purchase orders and has ceased to provide us with film. As a result, we are currently purchasing a large quantity of dry thermal film from the Other Film Supplier. We are also in the final stages of using the technology we purchased from the Former Primary Film Supplier to manufacture dry thermal film internally.

    As a result of the bankruptcy filing by the Former Primary Film Supplier, we recorded a charge in our third quarter of fiscal year 2002 of approximately $1.2 million due to the ultimate uncertainty of realization of value on certain assets, particularly certain prepaid purchase benefits and similar benefits under the amended supply agreement with the Former Primary Film Supplier. We do not believe there has been any impairment in the value of the intellectual property we acquired from the Former Primary Film Supplier because of our ability to utilize the intellectual property to have thermal film manufactured internally or possibly elsewhere.

    No claims have been made against us or by us at present in connection with the Former Primary Film Supplier's bankruptcy, except that on December 10, 2002, we received a notice of claim for alleged preferential payments made by the Former Primary Film Supplier to us in the period before filing of the bankruptcy proceeding in the approximate amount of $260,000. We have not yet fully assessed that claim or the Company's defenses and counterclaims to that claim. However, we intend to vigorously defend against such claim under the overall circumstances of our relationship with the Former Primary Film Supplier. At present we do not know whether we will make any claims against the Former Primary Film Supplier and we are unable to predict whether any additional claims will be made against us in connection with the Former Primary Film Supplier's bankruptcy proceeding as to any aspect of our relationship with such Former Primary Film Supplier. We are unable at this time to predict the outcome and effects of this still developing situation. We have, nevertheless, made provision for existing claims that we believe are adequate at this time, although we are unable to make such predictions with any certainty.

Results of Operations

    We report and evaluate financial information for two segments: Seismic and Commercial Graphics. Summary financial data by business segment follows:

                                        Three Months Ended    Three Months Ended
                                         December 31, 2002     December 31, 2001
                                         -----------------     -----------------

Seismic
    Revenue ...........................     $  7,063               $   9,963
    Operating income (loss) ...........       (1,019)                    656

Commercial Graphics
    Revenue ...........................        3,016                   3,001
    Operating income (loss) ...........          (90)                    352

Corporate
    Revenue ...........................           --                      --
    Operating loss ....................         (797)                   (929)

Eliminations
    Revenue ...........................          (18)                    (64)
    Operating income ..................           --                      --

Consolidated Totals
    Revenue ...........................       10,061                  12,900
    Operating income (loss) ...........       (1,906)                     79

Overview

First Quarter of Fiscal Year 2003 Compared to First Quarter of Fiscal Year 2002.

    Consolidated sales for the three months ended December 31, 2002 decreased $2.8 million, or 22.0%, from the corresponding period of the prior fiscal year. The decrease in sales was due to a significant decline in the demand for our land-based seismic products resulting from a decline in worldwide seismic activity.

    Consolidated gross profits for the three months ended December 31, 2002 decreased by $1.7 million, or 42.8%, from the corresponding period of the prior year. The lower gross profits resulted from (i) lower sales levels of our land-based seismic products, (ii) competitive pricing pressures resulting from manufacturing over-capacity in the seismic industry, and (iii) under-absorption of fixed manufacturing costs due to depressed seismic industry sales.

    Consolidated operating expenses for the three months ended December 31, 2002 increased $0.3 million, or 6.5%, from the corresponding period of the prior fiscal year. The higher expenses are primarily related to increased research and development expenditures required to self-manufacture dry thermal film and to continue development of our reservoir characterization systems.

    Our estimated effective tax rate for the three months ended December 31, 2002 was a benefit of 32.0% compared to a benefit of 41.2% for the three months ended December 31, 2001.

Seismic

    Our seismic product lines currently consist of geophones and hydrophones, including multi-component geophones and hydrophones, seismic leader wire, geophone string connectors, seismic telemetry cable, high definition reservoir characterization products and services, marine seismic cable retrieval devices and small data acquisition systems targeted at niche markets.

Revenue

    Sales of our seismic products for the three months ended December 31, 2002 decreased $2.9 million, or 29.1%, from the corresponding period of the prior year. The decrease in seismic product sales primarily resulted from a significant decline in demand for our land-based seismic products. This decrease is attributable to a decline in worldwide seismic activity. Furthermore, seismic industry manufacturing over-capacity issues continue to drive down prices. This condition or trend has now existed for over one year, and we do not have visibility to predict when it will end. An improvement in general economic conditions and a more definitive view of the world geo-political risks will be necessary for us to have better visibility as to this condition.

Operating Income (Loss)

    Our operating loss for the three months ended December 31, 2002 was $1.0 million, a decrease of $1.7 million from the corresponding period of the prior year. The decrease in operating income primarily resulted from decreased gross profits associated with lower sales levels and lower gross profit margins from our land-based seismic products due to competitive pricing pressures resulting from industry-wide manufacturing over-capacity, and from under absorption of fixed manufacturing costs due to depressed seismic product sales.

Commercial Graphics

    Our commercial graphics business segment manufactures and sells thermal imaging equipment and dry thermal film primarily to the screen print, point of sale, signage and textile market sectors. This business segment has some sales to customers in the seismic industry.

Revenue

    Sales of our commercial graphics products for the three months ended December 31, 2002 increased $15,000, or 0.5%, from the corresponding period of the prior year. There were no significant changes in our product mix.

Operating Income (Loss)

    Our operating loss for the three months ended December 31, 2002 was $0.1 million, a decrease of $0.4 million, or 125.6% from the corresponding period of the prior year. The reduction in operating income primarily resulted from (i) increased research and development expenses related to the self-manufacture of dry thermal film, (ii) increased research and development expenses associated with a newly introduced thermal imaging device, and (iii) increased amortization expenses resulting from the $2.3 million purchase of intellectual property in April 2002. Such intellectual property is being amortized on a straight basis over five years.

Liquidity and Capital Resources

    At December 31, 2002, we had $2.6 million in cash and cash equivalents. For the three months ended December 31, 2002, we used approximately $3.0 million of cash in operating activities principally resulting from a net loss, increased inventories and decreased accounts payable. Inventories increased $3.2 million primarily as a result of manufacturing goods for shipment in future periods. Such uses of cash were offset by a $2.1 million decrease in trade accounts and notes receivable due to a decrease in sales.

    For the three months ended December 31, 2002, we used approximately $0.5 million of cash in investing activities resulting from capital expenditures.

    For the three months ended December 31, 2002, cash from financing activities increased approximately $4.5 million due to borrowings under our credit facility.

    We have entered into a credit agreement pursuant to which we can borrow up to $10.0 million secured by our accounts receivable and inventory (the "Credit Agreement"). The Credit Agreement, as amended, expires in January 2004. Borrowings under the Credit Agreement are subject to borrowing base restrictions based on (i) consolidated net income plus consolidated interest expense, income taxes, depreciation and amortization and (ii) levels of eligible accounts receivable and inventories. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial amounts and contains other covenants customary in agreements of this type. As of December 31, 2002 there were borrowings of $5.1 million outstanding under the Credit Agreement, and additional borrowings available under the Credit Agreement of $2.0 million. Since September 30, 2002, we have increased our borrowings under the credit by $4.5 million. Such additional borrowings are primarily for increased working capital needs, including the production of inventories for shipment in future periods. The borrowing interest rate at December 31, 2001 was 5.0%.

    We recently amended our Credit Agreement to expire in January 2004. In connection with this amendment, our borrowing interest rate has become, at our option, the bank's prime rate or a LIBOR based rate. In addition, the borrowing base restrictions were modified to allow the Company to incur additional borrowings up to a maximum of $10.0 million.

Accounting Pronouncements

    In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment. Intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives; however, no maximum life applies. We adopted the provisions of SFAS 142 effective October 1, 2002. At December 31, 2002, the Company had goodwill, net of accumulated amortization, of $1.8 million. The adoption of SFAS No. 142 did not have a material effect on our first quarter financial position or results of operations.

    In August 2001, the Financial Accounting Standards Board issued SFAS No. 143
- "Accounting for Asset Retirement Obligations". This statement requires us to recognize the fair value of a liability associated with the cost we would be obligated to incur in order to retire an asset at some point in the future. The liability would be recognized in the period in which it is incurred and can be reasonably estimated. The standard is effective for fiscal years beginning after June 15, 2002. We adopted this standard effective October 1, 2002. The adoption of SFAS No. 143 did not have a material effect on our financial position or results of operations.

    In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets". SFAS No. 144 develops an accounting model, based upon the framework established in SFAS No. 121, for long-lived assets to be disposed of by sales. The accounting model applies to all long-lived assets, including discontinued operations, and it replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for disposal of segments of a business. SFAS No. 144 requires long-lived assets held for disposal to be measured at the lower of carrying amount or fair values less costs to sell, whether reported in continuing operations or in discontinued operations. The statement is effective for fiscal years beginning after December 15, 2001. We adopted this standard effective October 1, 2002. The adoption of SFAS No. 144 did not have a material effect on our financial position or results of operations.

    In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Recission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement clarified guidance related to the reporting of gains and losses from extinguishment of debt and resolves inconsistencies related to the required accounting treatment of certain lease modifications. The provisions of this statement relating to extinguishment of debt became effective for financial statements issued for fiscal years beginning after May 15, 2002. The provisions of this statement relating to lease modification are effective for transactions occurring after May 15, 2002. We adopted this standard effective October 1, 2002. The adoption of SFAS No. 145 did not have a material effect on our financial position or results of operations.

    In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement revises the accounting and reporting for costs associated with exit or disposal activities so as to provide recognition of such costs when a liability is incurred rather than when the entity commits to an exit plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We do not believe the adoption of SFAS No. 146 will have a material effect on our financial position or results of operations.

    In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation and Disclosure - an amendment of FASB Statement No. 123". This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative transition methods for a voluntary change to the fair value of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of FASB Statement No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. See Note 8 to the Consolidated Financial Statements for additional disclosures under SFAS No. 148.

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

A Decline in Industry Conditions Could Affect our Projected Results.

    Any unexpected material changes in oil and gas prices or other market trends that would impact seismic exploration activity would likely affect the forward-looking information contained in this document. In addition, the oil and gas industry is extremely volatile and seismic activity is subject to change based on political and economic factors outside of our control. In fact, our results for fiscal year 2002, and results from our land-based seismic activity in particular, were materially and adversely affected by the downturn in the industry.

    Our estimates as to future results and industry trends, to the extent described in this document, are generally based on assumptions regarding the future level of seismic exploration activity and seismic reservoir monitoring projects and, in turn, their effect on the demand and pricing of our products and services. In analyzing the market and its impact on us, we have the following outlook for fiscal year 2003:

        . The impact of political conditions around the world including those of the Middle East, which may have a significant impact on the oil and gas prices, will not cause a significant increase in demand for our seismic products during fiscal 2003.

        . Customer consolidations, the ample supply of seismic data stored in libraries, and overall industry weakness will cause demand for our traditional land-based seismic products to remain at or below fiscal year 2002 levels.

        . Demand for our land and marine-based seismic products in Russia and China is expected to increase over fiscal year 2002 levels.

        . Deep-water marine seismic exploration activity will remain constrained and sales of our marine-based products are expected to decline significantly in fiscal year 2003.

        . Our new high definition reservoir characterization products and services are expected to become more widely accepted to the industry. Sales in fiscal year 2003 are expected to be lower than fiscal year 2002 levels because fiscal year 2002 included the sale of a $15.8 million system; a similar delivery of that magnitude is not expected based on current backlog and quotations.

        . Sales of our new offshore cable products are expected to increase in fiscal year 2003.

        . Pricing for many of our land-based seismic products will continue to be subject to pressures due to industry-wide manufacturing over-capacity.

        . We will be able to self-manufacture sufficient quantities of dry thermal film internally or be able to purchase sufficient quantities of dry thermal film from our Other Film Supplier. Demand for our products used in the commercial graphics industry is expected to increase with continued market acceptance of our dry thermal film and new product introductions.

        . Political conditions and hostilities around the world, which have a significant impact on the oil and gas industry, will remain and present serious economic risks.

    Our outlook is based on various macro-economic factors, and our internal assessments, and actual market conditions could vary materially from those assumed.

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

Our Credit Risks Could Increase as our Customers Continue to Face Difficult Economic Circumstances.

    We believe and have assumed that our allowance for bad debts at December 31, 2002 is adequate in light of known circumstances. However, we cannot assure you that additional amounts attributable to uncollectible receivables and bad debt write-offs will not have a material adverse effect on our future results of operations. Many of our customers, particularly seismic contractors, have suffered from lower revenues and experienced liquidity challenges resulting from the economic difficulties throughout our industry. We have in the past incurred significant write-offs in our accounts and notes receivable due to customer credit problems. We have found it necessary from time to time to extend trade credit to long-term customers and others where some risks of non-payment or late payment exist. Given recent industry conditions, some of our customers are experiencing liquidity difficulties, which increases those credit risks.

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

Our Industry is Characterized by Rapid Technological Development and Product Obsolescence.

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

We Operate in Highly Competitive Markets.

    The markets for our products are highly competitive. Many of our existing and potential competitors have substantially greater marketing, financial and technical resources than we do. Additionally, three competitors in our seismic business segment currently offer a broader range of instruments and equipment for sale and market this equipment as "packaged" data acquisition systems. We do not now offer for sale such a complete "packaged" data acquisition system. Further, certain of our competitors offer financing arrangements to customers on terms that we may not be able to match. In addition, new competitors may enter the market and competition could intensify.

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

We Cannot Be Certain of Patent Protection of Our Products.

    We have applied for and hold certain patents relating to our seismic data acquisition and other products. We also acquired several patents which relate to the development of dry thermal film from our Former Primary Film Supplier . We cannot assure you that our patents will prove enforceable, that any patents will be issued for which we have applied or that competitors will not develop functionally similar technology outside the protection of any patents we have or may obtain.

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

    Our Former Primary Film Supplier, had been the primary supplier of dry thermal film used by our customers in the thermal imaging equipment we manufacture. On July 3, 2002, our Primary Film Supplier filed a Chapter 11 reorganization petition in Federal Bankruptcy Court for the Western District of New York. Around that time, the

Former Primary Film Supplier advised us that, in connection with its bankruptcy filing, it was seeking a buyer for its business that would assume its relationship and contracts with us. We are no longer optimistic that a buyer can be found to operate the Former Primary Film Supplier's business.

    Over the past few months, our Former Primary Film Supplier has failed to meet all of our purchase orders and has ceased to provide us with dry thermal film. As a result, we are currently purchasing a large quantity of dry thermal film from our Other Film Supplier. We are also in the final stages of using the technology we purchased from the Former Primary Film Supplier to manufacture dry thermal film internally. We know of no other supplier of dry thermal film for our thermal imaging equipment. While alternate suppliers might be able to provide dry thermal film, such film has not historically performed as well in our thermal imaging equipment.

    If we are unable to economically manufacture dry thermal film internally using the technology we purchased from our Former Primary Film Supplier or if our Other Film Supplier was to discontinue supplying dry thermal film or was unable to supply dry thermal film in sufficient quantities to meet our requirements, our ability to compete in the thermal imaging marketplace could be severely damaged, which could adversely affect our financial performance.

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

A Continued General Downturn in the U.S. Economy in 2003 May Adversely Affect our Business.

    An on-going downturn in the U.S. economy could adversely affect our business in ways that we cannot yet identify. The current economic downturn may continue to adversely affect the demand for oil and gas generally and, therefore, the demand for our services to the oil and gas industry and related service industry. It could also adversely affect the demand for consumer products, which could in turn adversely affect our commercial graphics business. To the extent these factors adversely affect other seismic companies in the industry, we could see an oversupply of products and services and downward pressure on pricing for seismic products and services that would adversely affect us.

Critical Accounting Policies

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We consider many factors in selecting appropriate operational and financial accounting policies and controls and in developing the estimates and assumptions that are used in the preparation of these financial statements. We continually evaluate our estimates, including those related to bad debts reserves, inventory obsolescence reserves, self-insurance reserves, product warranty reserves, intangible assets and deferred income tax assets. We base our estimates on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different conditions or assumptions.

    Revenue is primarily derived from the sale, and short-term rental under operating leases, of seismic instruments and equipment and commercial graphics products. Sales revenues are generally recognized when our products are shipped and title and risk of loss have passed to the customer. Rental revenues are recognized as earned over the rental period. Short-term rentals of our equipment generally range from daily rentals to rental periods of up to six months. Products are generally sold without any customer acceptance provisions and our standard terms of sale do not allow customers to return products. Our products generally do not require installation assistance or sophisticated instruction. We offer a standard product warranty obligating us to repair or replace equipment with manufacturing defects. We maintain a reserve for future warranty costs based on historical experience. We record a write-down of inventory when the cost basis of any manufactured product (including any estimated future costs to complete the manufacturing process) exceeds its net realizable value.

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

Foreign Currency Exchange Rate Risk

    We purchase printheads from OYO Corporation pursuant to terms under which such purchases are denominated in Japanese yen. We routinely attempt to hedge our currency exposure on these purchases by entering into foreign currency forward contracts with a bank. The purpose of entering into these forward hedge contracts is to eliminate variability of cash flows associated with foreign currency exposure risk on amounts payable in Japanese yen. Under SFAS No. 133 and related interpretations, our forward contracts with the bank are considered derivatives. SFAS No. 133 requires that we record these foreign currency forward contracts on the balance sheet and mark them to fair value at each reporting date. Our aggregate dollar exposure to forward yen contracts usually does not exceeded $0.5 million and such contracts ordinarily are settled within 10 months. Resulting gains and losses are reflected in income and were not material for our fiscal quarter ended December 31, 2002. At December 31, 2002, we had $0.4 million of yen denominated foreign currency forward contracts, and we had $0.4 million of yen denominated accounts payable.

Foreign Currency and Operations Risk

    We have a subsidiary located in Russia. Therefore, our financial results may be affected by factors such as changes in foreign currency exchange risks, weak economic conditions or changes in Russia's political climate. Our consolidated balance sheet at December 31, 2002 reflected approximately $1.5 million of net working capital related to our Russian subsidiary. This subsidiary both receives its income and pays its expenses primarily in Russian roubles. To the extent that transactions of this subsidiary are settled in roubles, a devaluation of the rouble versus the U.S. dollar could reduce any contribution from our Russian subsidiary to our consolidated results of operations as reported in U.S. dollars. We do not hedge the market risk with respect to our operations in Russia; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of Russian roubles versus U.S. dollars to the extent such disruptions result in any reduced valuation of the Russian subsidiary's net working capital or future contributions to our consolidated results of operations.

Interest Rate Risk

    We have a revolving line of credit with a bank which subjects us to the risk of increased interest costs associated with any upward movements in bank market interest rates. Under the Credit Agreement, as amended, our borrowing interest rate is either the bank's prime rate or a LIBOR based rate, whichever we select. As of December 31, 2002, we had borrowed $5.1 million under this Credit Agreement at an interest rate of 5.0%. Due to the amount of borrowings under this credit facility and its short term, we anticipate that any increased interest costs associated with movements in market interest rates will not be material to our financial condition, results of operations or cash flows.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

    Within the 90 day period prior to the date of filing this Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

3.1     Restated Certificate of Incorporation of the Company  *

3.2     Restated Bylaws of the Company  *

10.1 Third Amendment to Loan Agreement, dated as of January 14, 2003, by and between Concord Technologies, LP, Geospace Engineering Resources International, LP, Geo Space, LP, OYO Instruments, LP and OYOG Operations, LP and Southwest Bank of Texas, N.A.

10.2 Promissory Note, dated January 14, 2003, made by Concord Technologies, LP, Geospace Engineering Resources International, LP, Geo Space, LP, OYO Instruments, LP and OYOG Operations, LP payable to the order of Bank of Texas, N.A.

(b) The Company did not file any reports on Form 8-K during the quarter for which this report is filed.


---------------------

* Incorporated by reference to the Company's Registration Statement on Form S-1 filed September 30, 1997 (Registration No. 333-36727).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           OYO GEOSPACE CORPORATION



Date: February 12, 2003                    By:      /s/ Gary D. Owens
                                           -------------------------------------
                                           Gary D. Owens, Chairman of the Board
                                           President and Chief Executive Officer
                                                 (duly authorized officer)




Date: February 12, 2003                    By:      /s/ Thomas T. McEntire
                                           -------------------------------------
                                                   Thomas T. McEntire
                                                Chief Financial Officer
                                               (principal financial officer)

                                 CERTIFICATIONS

I, Gary D. Owens, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of OYO Geospace
    Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 12, 2003

                                                      /s/ Gary D. Owens
                                           -------------------------------------
                                           Name:  Gary D. Owens
                                           Title: Chief Executive Officer

                                 CERTIFICATIONS

I, Thomas T. McEntire, certify that:

1.  I have reviewed this quarterly report on Form 10-K of OYO Geospace
    Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3 Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 12, 2003

                                                /s/ Thomas T. McEntire
                                       -----------------------------------------
                                       Name: Thomas T. McEntire
                                       Title: Chief Financial Officer

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

                                            /s/ Gary D. Owens
                                    -------------------------------------------
                                    Name: Gary D. Owens
                                    Title: Chief Executive Officer


                                           /s/ Thomas T. McEntire
                                    -------------------------------------------
                                    Name: Thomas T. McEntire
                                    Title: Chief Financial Officer