Form 10-Q
period 2003-03-31
OYO GEOSPACE CORP
filed 2003-05-13
CIK 1001115

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2003 OR

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

Yes X  No___
   ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes___ No X
         ---

There were 5,552,299 shares of the Registrant's Common Stock outstanding as of the close of business on May 9, 2003.

                                Table of Contents

PART I. FINANCIAL INFORMATION                                                                      Page
-----------------------------                                                                     Number
                                                                                                  ------
     Item 1.  Financial Statements                                                                   3

     Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                           13

     Item 3.  Quantitative and Qualitative Disclosures about Market Risks                           25

     Item 4.  Controls and Procedures                                                               26

PART II. OTHER INFORMATION
--------------------------

     Item 4.  Submission of Matters to a Vote of Security Holders                                   27

     Item 6.  Exhibits and Reports on Form 8-K                                                      27

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                    OYO GEOSPACE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                            ASSETS                                     March 31, 2003        September 30, 2002
                                                                       --------------        ------------------
                                                                         (unaudited)
Current assets:
    Cash and cash equivalents ......................................     $      201                $   1,538
    Trade accounts and notes receivable, net .......................         13,278                   12,585
    Inventories ....................................................         24,513                   21,801
    Deferred income tax ............................................          1,278                    1,135
    Prepaid expenses and other .....................................          2,066                    1,261
                                                                         ----------                ---------

         Total current assets ......................................         41,336                   38,320

Rental equipment, net ..............................................          2,298                    2,044
Property, plant and equipment, net .................................         20,095                   20,243
Goodwill, net ......................................................          1,843                    1,843
Other intangible assets, net .......................................          4,209                    4,556
Deferred income tax ................................................            642                      931
Other assets .......................................................            179                      189
                                                                         ----------                ---------

         Total assets ..............................................     $   70,602                $  68,126
                                                                         ==========                =========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable and current maturities of long-term debt .........     $    5,868                $     714
    Accounts payable ...............................................          2,920                    4,047
    Accrued expenses and other .....................................          4,295                    4,162
    Deferred revenue ...............................................            586                      146
    Income tax payable .............................................            218                    1,121
                                                                         ----------                ---------

         Total current liabilities .................................         13,887                   10,190

Long-term debt .....................................................          3,424                    3,544
                                                                         ----------                ---------

         Total liabilities .........................................         17,311                   13,734
                                                                         ----------                ---------

Minority interest in consolidated subsidiary .......................            297                      263

Stockholders' equity:
    Preferred stock ................................................              -                        -
    Common stock ...................................................             56                       55
    Additional paid-in capital .....................................         30,601                   30,566
    Retained earnings ..............................................         23,052                   24,332
    Accumulated other comprehensive loss ...........................           (710)                    (819)
    Unearned compensation-restricted stock awards ..................             (5)                      (5)
                                                                         ----------                ---------

         Total stockholders' equity ................................         52,994                   54,129
                                                                         ----------                ---------

         Total liabilities and stockholders' equity ................     $   70,602                $  68,126
                                                                         ==========                =========

   The accompanying notes are an integral part of the consolidated financial statements.

                    OYO GEOSPACE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)
                                   (unaudited)

                                                               Three Months Ended                           Six Months Ended
                                                        ----------------------------------        ----------------------------------
                                                        March 31, 2003      March 31, 2002        March 31, 2003      March 31, 2002
                                                        --------------      --------------        --------------      --------------
Sales ...............................................    $    16,517         $    13,833           $    26,578         $    26,733
Cost of sales .......................................         11,921               8,978                19,673              17,843
                                                         -----------         -----------           -----------         -----------

Gross profit ........................................          4,596               4,855                 6,905               8,890

Operating expenses:
  Selling, general and administrative ...............          3,123               3,163                 5,959               6,039
  Research and development ..........................          1,324               1,437                 2,703               2,517
                                                         -----------         -----------           -----------         -----------

       Total operating expenses .....................          4,447               4,600                 8,662               8,556
                                                         -----------         -----------           -----------         -----------

Income (loss) operations ............................            149                 255                (1,757)                334

Other income (expense):
  Interest expense ..................................           (147)               (163)                 (238)               (314)
  Interest income ...................................             74                  47                   115                  97
  Other, net ........................................              1                (281)                   47                (276)
                                                         -----------         -----------           -----------         -----------

       Total other expense, net .....................            (72)               (397)                  (76)               (493)
                                                         -----------         -----------           -----------         -----------

Income (loss) before income taxes,
  minority interest and extraordinary gain ..........             77                (142)               (1,833)               (159)
Income tax expense (benefit) ........................             24                (115)                 (587)               (122)
                                                         -----------         -----------           -----------         -----------

Income (loss) before minority interest
  and extraordinary gain ............................             53                 (27)               (1,246)                (37)
Minority interest ...................................            (15)                (53)                  (34)                (82)
                                                         -----------         -----------           -----------         -----------

Income (loss) before extraordinary gain .............             38                 (80)               (1,280)               (119)
Extraordinary gain, net of tax of $85 ...............             --                  --                    --                 686
                                                         -----------         -----------           -----------         -----------

Net income (loss) ...................................    $        38         $       (80)          $    (1,280)        $       567
                                                         ===========         ===========           ===========         ===========

Basic earnings per share:
  Income (loss) before extraordinary item ...........    $      0.01         $     (0.01)          $     (0.23)        $     (0.02)
  Extraordinary gain ................................             --                  --                    --                .012
                                                         -----------         -----------           -----------         -----------
   Net income (loss) ................................    $      0.01         $     (0.01)          $     (0.23)        $      0.10
                                                         ===========         ===========           ===========         ===========

Diluted earnings per share:
   Income (loss) before extraordinary item ..........    $      0.01         $     (0.01)          $     (0.23)        $     (0.02)
   Extraordinary gain ...............................             --                  --                    --                0.12
                                                         -----------         -----------           -----------         -----------
   Net income (loss) ................................    $      0.01         $     (0.01)          $     (0.23)        $      0.10
                                                         ===========         ===========           ===========         ===========

Weighted average shares outstanding - Basic .........      5,548,411           5,537,409             5,547,482           5,526,406
                                                         ===========         ===========           ===========         ===========
Weighted average shares outstanding - Diluted .......      5,551,634           5,537,409             5,547,482           5,539,824
                                                         ===========         ===========           ===========         ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                    OYO GEOSPACE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                             Six Months             Six Months
                                                                                Ended                  Ended
                                                                           March 31, 2003         March 31, 2002
                                                                           --------------         --------------
Cash flows from operating activities:
    Net income (loss) ...............................................       $    (1,280)            $     567
    Adjustments to reconcile net income (loss) to net cash
       used in operating activities:
       Deferred income tax expense (benefit) ........................               146                  (308)
       Depreciation and amortization ................................             2,051                 2,231
       Amortization of restricted stock awards ......................                --                   128
       Extraordinary gain ...........................................                --                  (686)
       Minority interest ............................................                34                    82
       (Gain) loss on disposal of property, plant and equipment .....               (31)                  173
       Bad debt expense .............................................               210                   429
       Effects of changes in operating assets and liabilities:
         Trade accounts and notes receivable ........................              (904)                  432
         Inventories ................................................            (2,712)               (2,581)
         Prepaid expenses and other assets ..........................              (804)                 (357)
         Accounts payable ...........................................            (1,128)               (1,786)
         Accrued expenses and other .................................               829                (1,948)
         Income tax payable .........................................              (903)                 (234)
                                                                            -----------             ---------

           Net cash used in operating activities ....................            (4,492)               (3,858)
                                                                            -----------             ---------

Cash flows from investing activities:
    Capital expenditures ............................................            (1,999)               (1,577)
    Investment in business acquisition, net of cash acquired ........                --                   913
    Proceeds from sale of equipment .................................                --                   305
                                                                            -----------             ---------

           Net cash used in investing activities ....................            (1,999)                 (359)
                                                                            -----------             ---------

Cash flows from financing activities:
    Borrowings under notes payable ..................................            20,901                15,601
    Principal payments on notes payable .............................           (15,865)              (11,065)
    Proceeds from exercise of stock options .........................                 9                    76
                                                                            -----------             ---------

           Net cash provided by financing activities ................             5,045                 4,612
                                                                            -----------             ---------

Effect of exchange rate changes on cash .............................               109                  (121)
                                                                            -----------             ---------

Increase in cash and cash equivalents ...............................            (1,337)                  274

Cash and cash equivalents, beginning of period ......................             1,538                   882
                                                                            -----------             ---------

Cash and cash equivalents, end of period ............................       $       201             $   1,156
                                                                            ===========             =========

    The accompanying notes are an integral part of the consolidated financial statements.

                    OYO GEOSPACE CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.   Basis of Presentation

     The consolidated balance sheet of OYO Geospace Corporation and its subsidiaries (the "Company") at September 30, 2002 was derived from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 2003 and the consolidated statements of operations for the six months ended March 31, 2003 and 2002, and the consolidated statements of cash flows for the six months ended March 31, 2003 and 2002, were prepared by the Company, without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows were made. The results of operations for the six months ended March 31, 2003 are not necessarily indicative of the operating results for a full year or of future operations.

     Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America were omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended September 30, 2002.

     Revenue is primarily derived from the sale, and short-term rental under operating leases, of seismic instruments and equipment and commercial graphics products. Sales revenues are recognized when title and risk of loss have passed to the customer, which generally occurs when such products are shipped (when the revenue cycle is completed). Products are generally sold without any customer acceptance provisions and the Company's standard terms of sale do not allow its customers to return products except for manufacturing defects. The Company's products generally do not require installation assistance or sophisticated instruction. The Company offers a standard product warranty obligating it to repair or replace equipment with manufacturing defects. The Company maintains a reserve for future warranty costs based on historical experience. Rental revenues are recognized on a straight-line basis as earned over the rental period. Short-term rentals of the Company's equipment generally range from daily rentals to rental periods of up to six months.

     The Company expenses research and development costs as incurred.

     The Company records a write-down of its inventory when the cost basis of any manufactured product (including any estimated future costs to complete the manufacturing process) exceeds its net realizable value.

Recent Accounting Pronouncements

     In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement revises the accounting and reporting for costs associated with exit or disposal activities so as to provide recognition of such costs when a liability is incurred rather than when the entity commits to an exit plan. SFAS No. 146 is effective for exit or disposal activities initiated after March 31, 2003. Management does not believe the adoption of SFAS No. 146 will have a material effect on the Company's financial position and results of operations.

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

                    OYO GEOSPACE CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2.   Earnings Per Common Share

     The following table summarizes the calculation of net earnings and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings per share (in thousands, except per share data):

                                                               Three Months Ended                  Six Months Ended
                                                        --------------------------------   -------------------------------
                                                        March 31, 2003    March 31, 2002   March 31, 2003   March 31, 2002
                                                        --------------    --------------   --------------   --------------
     Income (loss) before extraordinary gain ..........     $       38        $      (80)      $   (1,280)      $     (119)
     Extraordinary gain ...............................             --                --               --              686
                                                            ----------        ----------       ----------       ----------

     Net earnings (loss) available to common
       stockholders ...................................     $       38        $      (80)      $   (1,280)      $      567
                                                            ==========        ==========       ==========       ==========

     Weighted average common shares outstanding .......      5,548,411         5,537,409        5,547,482        5,526,406
     Weighted average common share equivalents
       outstanding ....................................          3,223                --               --           13,418
                                                            ----------        ----------       ----------       ----------

     Weighted average common shares and common
        share equivalents outstanding .................      5,551,634         5,537,409        5,547,482        5,539,824
                                                            ==========        ==========       ==========       ==========

     Basic Earnings Per Share:
         Income (loss) before extraordinary gain ......     $     0.01        $    (0.01)      $    (0.23)      $    (0.02)
         Extraordinary gain ...........................             --                --               --             0.12
                                                            ----------        ----------       ----------       ----------

     Net income (loss) ................................     $     0.01        $    (0.01)      $    (0.23)      $     0.10
                                                            ==========        ==========       ==========       ==========

     Diluted earnings per common share:
         Income (loss) before extraordinary gain ......     $     0.01        $    (0.01)      $    (0.23)      $    (0.02)
         Extraordinary gain ...........................             --                --               --             0.12
                                                            ----------        ----------       ----------       ----------

     Net income (loss) ................................     $     0.01        $    (0.01)      $    (0.23)      $     0.10
                                                            ==========        ==========       ==========       ==========

No common share equivalents have been included in the diluted earnings per share calculations because of the potential antidilutive effect as a result of the Company's net loss for the three months ended March 31, 2002 and six months ended March 31, 2003.

3.   Comprehensive Income

     Comprehensive income includes all changes in a company's equity, except those resulting from investments by and distributions to owners. The following table summarizes the components of comprehensive income (in thousands):

                                                               Three Months Ended                  Six Months Ended
                                                        --------------------------------   -------------------------------
                                                        March 31, 2003    March 31, 2002   March 31, 2003   March 31, 2002
                                                        --------------    --------------   --------------   --------------
     Net income (loss) ................................     $       38        $      (80)      $   (1,280)      $      567

     Foreign currency translation adjustments .........             62               (55)             109             (121)
                                                            ----------        ----------       ----------       ----------
     Total comprehensive income (loss) ................     $      100        $     (135)      $   (1,171)      $      446
                                                            ==========        ==========       ==========       ==========

                    OYO GEOSPACE CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4.   Trade Accounts and Notes Receivable

     Trade accounts and notes receivable consisted of the following (in thousands):


                                                                 March  31, 2003      September 30, 2002
                                                                 ---------------      ------------------
     Trade accounts receivable .................................   $   11,218             $    12,160
     Trade notes receivable ....................................        2,702                     899
     Allowance for doubtful accounts and notes .................         (642)                   (474)
                                                                   ----------             -----------

                                                                   $   13,278             $    12,585
                                                                   ==========             ===========

5.   Inventories

     Inventories consisted of the following (in thousands):

                                                                 March  31, 2003      September 30, 2002
                                                                 ---------------      ------------------
     Finished goods ............................................  $     6,011             $     4,527
     Work-in-process ...........................................        3,687                   3,619
     Raw materials .............................................       15,923                  14,586
     Obsolescence reserve ......................................       (1,108)                   (931)
                                                                  -----------             -----------

                                                                  $    24,513             $    21,801
                                                                  ===========             ===========

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

                    OYO GEOSPACE CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following tables summarize the Company's segment information:

                                                       Three Months Ended                  Six Months Ended
                                               --------------------------------    ---------------------------------
                                               March 31, 2003    March 31, 2002    March 31, 2003     March 31, 2002
                                               --------------    --------------    --------------     --------------
Net sales:
     Seismic ..........................        $       13,616    $       10,146    $       20,678     $       20,109
     Commercial graphics ..............                 2,950             3,710             5,966              6,711
     Eliminations .....................                   (49)              (23)              (66)               (87)
                                               --------------    --------------    --------------     --------------

     Total ............................        $       16,517    $       13,833    $       26,578     $       26,733
                                               ==============    ==============    ==============     ==============

Income (loss) from operations:
     Seismic ..........................        $        1,289    $          631    $          271     $        1,287
     Commercial graphics ..............                  (227)              647              (317)               999
     Corporate ........................                  (913)           (1,023)           (1,711)            (1,952)
                                               --------------    --------------    --------------     --------------

     Total ............................        $          149    $          255    $       (1,757)    $          334
                                               ==============    ==============    ==============     ==============

                                               March 31, 2003  September 30, 2002
                                               --------------  ------------------
Total assets:
     Seismic ..........................        $       52,784    $       51,308
     Commercial graphics ..............                13,610            12,610
     Corporate ........................                 4,208             4,208
                                               --------------    --------------

                                               $       70,602    $       68,126
                                               ==============    ==============

7.   Line of Credit

     The Company has entered into a credit agreement pursuant to which it can borrow up to $10.0 million secured by its accounts receivable and inventory (the "Credit Agreement"). The Credit Agreement, as amended, expires in January 2004. Borrowings under the Credit Agreement are subject to borrowing base restrictions based on (i) consolidated net income plus consolidated interest expense, income taxes, depreciation and amortization and (ii) levels of eligible accounts receivable and inventories. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial amounts and contains other covenants customary in agreements of this type. As of March 31, 2003 there were borrowings of $5.7 million outstanding under the Credit Agreement, and additional borrowings available under the Credit Agreement of $4.3 million.

     The Company recently amended its Credit Agreement to expire in January 2004. In connection with this amendment, the Company's borrowing interest rate has become, at the Company's option, the bank's prime rate or a LIBOR based rate. In addition, the borrowing base restrictions were modified so the Company could incur additional borrowings up to the maximum limit of $10.0 million. The Company's borrowing interest rate at March 31, 2003 was 3.8% for its LIBOR-based borrowings and 4.3% for its prime-based borrowings.

                    OYO GEOSPACE CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8.  Accounting for Stock-Based Compensation

    At March 31, 2003, the Company had two stock-based employee compensation plans. The Company accounts for the plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                               Three Months Ended                  Six Months Ended
                                                       --------------------------------    ---------------------------------
                                                       March 31, 2003    March 31, 2002    March 31, 2003     March 31, 2002
                                                       --------------    --------------    --------------     --------------
    Net income (loss), as reported ..................  $           38    $          (80)   $       (1,280)    $          567

    Deduct:  Total stock-based employee
    compensation expense determined under
    fair value method for all awards, net of
    related tax effects .............................            (111)             (106)             (203)              (235)
                                                       --------------    --------------    --------------     --------------

    Pro forma income (loss) .........................  $          (73)   $         (186)   $       (1,483)    $          332
                                                       ==============    ==============    ==============     ==============

Earnings per share:

    Basic-as reported ...............................  $         0.01    $        (0.01)   $        (0.23)    $         0.10
    Basic-pro forma .................................  $        (0.01)   $        (0.03)   $        (0.27)    $         0.06


    Diluted-as reported .............................  $         0.01    $        (0.01)   $        (0.23)    $         0.10
    Diluted-pro forma ...............................  $        (0.01)   $        (0.03)   $        (0.27)    $         0.06

    For a further discussion of the Company's stock-based employee compensation plans, see Note 11 to the audited Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the year ended September 30, 2002.

9.  Adoption of Accounting Pronouncements

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment. Intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives; however, no maximum life applies. The Company adopted the provisions of SFAS 142 effective October 1, 2002. At March 31, 2003, the Company had goodwill, net of accumulated amortization, of $1.8 million. The adoption of SFAS No. 142 did not have a material effect on the Company's financial position or results of operations.

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

     In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement clarified guidance related to the reporting of gains and losses from extinguishment of debt and resolves inconsistencies related to the required accounting treatment of certain lease modifications. The provisions of this statement relating to extinguishment of debt became effective for financial statements issued for fiscal years beginning after May 15, 2002. The provisions of this statement relating to lease modification are effective for transactions occurring after May 15, 2002. The Company adopted this standard effective October 1, 2002. The adoption of SFAS No. 145 did not have a material effect on the Company's financial position or results of operations.

     On November 25, 2002, the Financial Accounting Standards Board ("FASB") issued FASB interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies (FAS 5), relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The Company is implementing the disclosure requirements of this standard this year and will disclose the measurement and other provisions of FIN 45 in its 2004 fiscal year financial statements. The Company offers a standard product warranty obligating it to repair or replace equipment with manufacturing defects. The Company maintains a reserve for future warranty costs based on historical experience. Changes in the warranty reserve are contained in the following table (in thousands):

        Balance at the beginning of the period (October 1, 2002) ......  $  841
        Accruals for warranties issued during the period ..............     341
        Accruals related to pre-existing warranties
          (including changes in estimates) ............................      --
        Settlements made (in cash or in kind) during the period .......    (338)
                                                                         ------
        Balance at the end of the period ..............................  $  844
                                                                         ======

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

                    OYO GEOSPACE CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

     Over the past six months, the Former Primary Film Supplier has failed to meet substantially all of the Company's purchase orders and has ceased to provide the Company with dry thermal film. As a result, the Company is currently purchasing a large quantity of dry thermal film from its alternate supplier of dry thermal film (the "Other Film Supplier") and the Company is using the technology it purchased from the Former Primary Film Supplier to manufacture dry thermal film internally.

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

Commercial Graphics Industry

     Our entry into the commercial graphics business segment occurred in 1995 as we leveraged our thermal imaging equipment technology, originally designed for seismic data processing applications, into new markets. With minor product modifications, we were successful in adapting these products for use in the commercial graphics industry.

     Our commercial graphics business segment manufactures and sells thermal imaging equipment and dry thermal film primarily to the screen print, point of sale, signage and textile market sectors. Our thermal imaging equipment is capable of producing data images ranging in size from 12 to 54 inches wide, with resolution ranging from 400 to 1,200 dpi (dots per inch). This business segment has some sales to customers in the seismic industry.

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

     Over the past six months, the Former Primary Film Supplier has failed to meet substantially all of our purchase orders and has ceased to provide us with film. As a result, we are currently purchasing a large quantity of dry thermal film from the Other Film Supplier and we are using the technology we purchased from the Former Primary Film Supplier to manufacture dry thermal film internally.

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

Results of Operations

     We report and evaluate financial information for two segments: Seismic and Commercial Graphics. Summary financial data by business segment follows:

                                              Three Months Ended                   Six Months Ended
                                      --------------------------------    -------------------------------
                                      March 31, 2003    March 31, 2002    March 31, 2003   March 31, 2002
                                      --------------    --------------    --------------   --------------
Seismic
    Revenue ........................    $  13,616         $  10,146         $  20,678        $  20,109
    Operating income ...............        1,289               631               271            1,287

Commercial Graphics
    Revenue ........................        2,950             3,710             5,966            6,711
    Operating income (loss) ........         (227)              647              (317)             999

Corporate
    Operating loss .................         (913)           (1,023)           (1,711)          (1,952)

Eliminations
    Revenue ........................          (49)              (23)              (66)             (87)

Consolidated Totals
    Revenue ........................       16,517            13,833            26,578           26,733
    Operating income (loss) ........          149               255            (1,757)             334

Overview

Three and six months ended March 31, 2003 compared to three and six months ended March 31, 2002.

     Consolidated sales for the three months ended March 31, 2003 increased $2.7 million, or 19.4%, from the corresponding period of the prior fiscal year. The increase in sales was due to increased sales of our deepwater reservoir characterization products, increased demand for our Canadian rental products and new sales of our new offshore cable products targeted at non-seismic applications. These revenue increases were partially offset by a decline in demand for our marine-based seismic products and commercial graphics products. Consolidated sales for the six months ended March 31, 2003 decreased $0.2 million, or 0.6%, from the corresponding period of the prior fiscal year. The decline was primarily due to a decline in the demand for our traditional land-based and marine-based seismic products as well as our commercial graphic products. These declines were partially offset by increased revenues from our deepwater reservoir characterization products and from our Canadian rental products. We expect the market for our traditional land and marine-based seismic products to remain weak in the near term due to continued industry weakness, and as the Canadian winter equipment rental season comes to an end. However, we also expect continued growth and acceptance of our new deepwater reservoir characterization and offshore cable products, although we cannot predict the exact timing thereof or the periods in which we will specifically see growth and acceptance.

     Consolidated gross profits for the three and six months ended March 31, 2003 decreased by $0.3 million, or 5.3% and $2.0 million, or 22.3%, respectively, from the corresponding periods of the prior year. The lower gross profits and gross profit margins resulted from lower sales of our marine-based seismic products and commercial graphics products, both of which generally yield higher gross profit margins. These lower sales levels were partially offset by higher gross margins from sales of our new reservoir products. Competitive pricing pressures resulting from manufacturing over-capacity and the under-absorption of fixed manufacturing costs are expected to continue to have an unfavorable impact upon the gross profit margins we realize from sales of our land-based seismic products.

     Consolidated operating expenses for the three months ended March 31, 2003 decreased $0.2 million, or 3.3%, from the corresponding period of the prior fiscal year. Consolidated operating expenses for the six months ended

March 31, 2003 increased $0.1 million, or 1.2%, from the corresponding period of the prior fiscal year. The small decrease in operating expenses in the most recent quarter is the result of our initial action to reduce operating costs in response to current market conditions. We intend to undertake additional cost-cutting actions in the near future to reorganize our business operations in an effort to more efficiently serve our customers.

     The estimated effective tax rate for the three months and six months ended March 31, 2003 was 31.2% and 32.0%, respectively. The estimated effective tax rate for the three months and six months ended March 31, 2002 was an 81.0% and 76.7%, respectively. The tax provision for the prior year periods included a benefit of $60,000 and $57,000, respectively, related to a change in estimate of our fiscal 2001 year-end tax accrual to the subsequently filed United States tax return.

Seismic

     Our seismic product lines currently consist of geophones and hydrophones, including multi-component geophones and hydrophones, seismic leader wire, geophone string connectors, seismic telemetry cable, high definition reservoir characterization products and services, marine seismic cable retrieval devices and small data acquisition systems targeted at niche markets.

Revenue

     Sales of our seismic products for the three months ended March 31, 2003 increased $3.5 million, or 34.2%, from the corresponding period of the prior fiscal year due to strong demand for our reservoir and rental products, as well as increased sales of consumable land-based parts and accessories. These sales were offset by a significant decline in our marine-based products. Sales of our seismic products for the six months ended March 31, 2003 increased $0.6 million, or 2.8%, respectively, from the corresponding period of the prior fiscal year. The improvement was primarily due to increased sales of our reservoir and rental products offset by a decline in the demand for our marine-based products.

Operating Income

     Operating income for the three months ended March 31, 2003 increased $0.7 million, or 104.3%, from the corresponding period of the previous fiscal year. The increase in operating income is generally attributable to the profits realized from the sale of our deepwater reservoir characterization products as well as additional profits earned from rental of our geophone products in Canada, partially offset by a decline in the profits earned from sales of our marine-based products. Operating income for the six months ended March 31, 2003 decreased $1.0 million, or 78.9%, from the corresponding period of the prior fiscal year. The decrease in operating income primarily resulted from decreased gross profits associated with lower sales levels of our marine-based products, partially offset by increased profits realized from the sale of our deepwater reservoir characterization products and rental revenues in Canada.

Commercial Graphics

     Our commercial graphics business segment manufactures and sells thermal imaging equipment and dry thermal film primarily to the screen print, point of sale, signage and textile market sectors. This business segment has some sales to customers in the seismic industry.

Revenue

     Sales of our commercial graphics products for the three months and six months ended March 31, 2003 decreased $0.8 million, or 20.5% and $0.7 million or 11.1%, respectively, from the corresponding period of the prior year. The decrease in sales primarily resulted from a decline in equipment and accessories sales.

Operating Income (Loss)

     Our operating loss for the three months ended March 31, 2003 was $0.2 million, a reduction of $0.9 million or 135.1%, from the corresponding period of the prior fiscal year. Our operating loss for six months ended March 31, 2003 was $0.3 million, a decrease of $1.3 million, or 131.7% from the corresponding period of the prior year. The reduction in operating income primarily resulted from (i) increased manufacturing and operating costs associated with the self-manufacture of dry thermal film, (ii) increased research and development expenses associated with a newly introduced 1200 dpi thermal imaging device, and
(iii) increased amortization expenses resulting from the $2.3 million purchase of intellectual property in April 2002. Such intellectual property is being amortized on a straight basis over five years.

Liquidity and Capital Resources

     At March 31, 2003, we had $0.2 million in cash and cash equivalents. For the six months ended March 31, 2003, we used approximately $4.5 million of cash in operating activities principally resulting from our net loss of $1.3 million, adding back depreciation and amortization of $2.1 million, less the impact of $2.7 million of increased inventories, $0.9 million of increased accounts and notes receivable, $1.1 million of decreased accounts payable, $0.9 million of decreased income taxes payable and $0.8 million of increased prepaid expenses. The increase in inventories was primarily as a result of manufacturing goods for shipment in future periods, including the build-up of thermal film stocks. Such uses of cash were partially offset by a $0.8 million increase in accrued expenses and other items.

     For the six months ended March 31, 2003, we used approximately $2.0 million of cash in investing activities resulting from capital expenditures.

     For the six months ended March 31, 2003, cash from financing activities increased approximately $5.0 million primarily due to borrowings under our credit facility.

     We have entered into a credit agreement pursuant to which we can borrow up to $10.0 million secured by our accounts receivable and inventory (the "Credit Agreement"). The Credit Agreement, as amended, expires in January 2004. Borrowings under the Credit Agreement are subject to borrowing base restrictions based on (i) consolidated net income plus consolidated interest expense, income taxes, depreciation and amortization and (ii) levels of eligible accounts receivable and inventories. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial amounts and contains other covenants customary in agreements of this type. As of March 31, 2003 there were borrowings of $5.7 million outstanding under the Credit Agreement, and additional borrowings available under the Credit Agreement of $4.3 million.

     We recently amended our Credit Agreement to expire in January 2004. In connection with this amendment, our borrowing interest rate has become, at our option, the bank's prime rate or a LIBOR based rate. In addition, the borrowing base restrictions were modified so the Company could incur additional borrowings up to the maximum limit of $10.0 million. Our borrowing interest rate at March 31, 2003 was 3.8% for our LIBOR-based borrowings and 4.3% for our prime-based borrowings.

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

Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment. Intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives; however, no maximum life applies. We adopted the provisions of SFAS 142 effective October 1, 2002. At March 31, 2003, the Company had goodwill, net of accumulated amortization, of $1.8 million. The adoption of SFAS No. 142 did not have a material effect on our financial position or results of operations.

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

     In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement clarified guidance related to the reporting of gains and losses from extinguishment of debt and resolves inconsistencies related to the required accounting treatment of certain lease modifications. The provisions of this statement relating to extinguishment of debt became effective for financial statements issued for fiscal years beginning after May 15, 2002. The provisions of this statement relating to lease modification are effective for transactions occurring after May 15, 2002. We adopted this standard effective October 1, 2002. The adoption of SFAS No. 145 did not have a material effect on our financial position or results of operations.

     In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement revises the accounting and reporting for costs associated with exit or disposal activities so as to provide recognition of such costs when a liability is incurred rather than when the entity commits to an exit plan. SFAS No. 146 is effective for exit or disposal activities initiated after March 31, 2003. We do not believe the adoption of SFAS No. 146 will have a material effect on our financial position or results of operations.

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

     On November 25, 2002, the Financial Accounting Standards Board ("FASB") issued FASB interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies (FAS 5), relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The Company is implementing the disclosure requirements of this standard this year and will disclose the measurement and other provisions of FIN 45 in its 2004 fiscal year financial statements; this disclosure has been included in Note 9 to the Consolidated Financial Statements. Our Company offers a standard product warranty obligating us to repair or replace equipment with manufacturing defects. We maintain a reserve for future warranty costs based on historical experience.

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

A Decline in Industry Conditions Could Affect our Projected Results.

     Any unexpected material changes in oil and gas prices or other market trends that would impact seismic exploration activity would likely affect the forward-looking information contained in this document. In addition, the oil and gas industry is extremely volatile and seismic activity is subject to change based on political and economic factors outside of our control. In fact, our results for fiscal year 2002, and results from our land-based seismic activity in particular, were materially and adversely affected by the downturn in the industry particularly as the industry continues to limit exploration activities.

     Our estimates as to future results and industry trends, to the extent described in this document, are generally based on assumptions regarding the future level of seismic exploration activity and seismic reservoir monitoring projects and, in turn, their effect on the demand and pricing of our products and services. In analyzing the market and its impact on us, we have the following outlook for fiscal year 2003:

       . The impact of political conditions and hostilities around the world including those of the Middle East, which may have a significant impact on the oil and gas prices, will not cause a significant increase or further significant decrease in demand for our seismic products during fiscal 2003.

       . On the other hand, political conditions and hostilities around the world, which have a significant impact on the oil and gas industry, will remain and present serious economic risks.

       . Customer consolidations, the ample supply of seismic data stored in libraries, and overall industry weakness will cause demand for our traditional land-based seismic products to remain at or below fiscal year 2002 levels.

       . Demand for our land and marine-based seismic products in Russia and China is expected to increase over fiscal year 2002 levels, although the spread of a contagious disease in China is adding significant uncertainty to the Chinese economy (and perhaps the world-wide economy) that we are unable to evaluate.

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

Our Credit Risks Could Increase as our Customers Continue to Face Difficult Economic Circumstances.

     We believe and have assumed that our allowance for bad debts at March 31, 2003 is adequate in light of known circumstances. However, we cannot assure you that additional amounts attributable to uncollectible receivables and bad debt write-offs will not have a material adverse effect on our future results of operations. Many of our customers, particularly seismic contractors, have suffered from lower revenues and experienced liquidity challenges resulting from the economic difficulties throughout our industry. We have in the past incurred significant write-offs in our accounts and notes receivable due to customer credit problems. We have found it necessary from time to time to extend trade credit to long-term customers and others where risks of non-payment or late payment exist. Given recent industry conditions, some of our customers are experiencing liquidity difficulties, which increases those credit risks.

Demand for Our Products is Volatile.

     Demand for our products depends primarily on the level of worldwide oil and gas exploration activity. That activity, in turn, depends primarily on prevailing oil and gas prices and availability of seismic data. Historically, the markets for oil and gas have been volatile, and those markets are likely to continue to be volatile. Oil and gas prices are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond our control. These factors include the level of consumer demand, weather conditions, domestic and foreign governmental regulations, price and availability of alternative fuels, political conditions and hostilities in the Middle East and other significant oil-producing regions, foreign supply of oil and gas, price of foreign imports and overall economic conditions. Continued low demand for our products could materially and adversely affect our results of operations and liquidity.

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

We Cannot Be Certain of Patent Protection of Our Products.

     We have applied for and hold certain patents relating to our seismic data acquisition and other products. We also acquired several patents which relate to the development of dry thermal film from our Former Primary Film Supplier. We cannot assure you that our patents will prove enforceable, that any patents will be issued for which we have applied or that competitors will not develop functionally similar technology outside the protection of any patents we have or may obtain.

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

We Rely on Key Suppliers for Significant Product Components.

     A Japanese manufacturer unaffiliated with us is currently the only supplier (the "Japanese Supplier") of wide format thermal printheads that we use to manufacture our wide format thermal imager equipment. Over the years we have experienced some quality control issues with such printheads and have returned significant quantities of these products to the Japanese Supplier for repair, testing and quality assurance review. We are also aware that the Japanese Supplier is experiencing financial difficulties and consider it possible that such supplier may be forced to dispose of or discontinue this line of business. In this regard, we have publicly available information as to the

Japanese manufacturer that it has incurred significant operating losses in recent periods. We are not presently experiencing any significant supply or quality control problems with the Japanese Supplier. However, unforeseen problems with the Japanese Supplier, if they develop, could have a significant effect on our ability to meet future production and sales commitments. If the Japanese Supplier were to discontinue supplying these printheads or was unable or unwilling to supply printheads in sufficient quantities to meet our requirements, our ability to compete in the thermal imaging marketplace could be severely damaged, which could adversely affect our financial performance. We are not able to evaluate the implications, if any, of that situation at present. We believe we maintain an adequate inventory of these printheads to continue production for two to six months.

     Our Former Primary Film Supplier had been the primary supplier of dry thermal film used by our customers in the thermal imaging equipment we manufacture. On July 3, 2002, our Primary Film Supplier filed a Chapter 11 reorganization petition in Federal Bankruptcy Court for the Western District of New York. Around that time, the Former Primary Film Supplier advised us that, in connection with its bankruptcy filing, it was seeking a buyer for its business that would assume its relationship and contracts with us. We are no longer optimistic that a buyer can be found to operate the Former Primary Film Supplier's business.

     Over the past six months, our Former Primary Film Supplier has failed to meet substantially all of our purchase orders and has ceased to provide us with dry thermal film. As a result, we are currently purchasing a large quantity of dry thermal film from our Other Film Supplier and we are using the technology we purchased from the Former Primary Film Supplier to manufacture dry thermal film internally. Except for our Other Film Supplier, we know of no other supplier of a dry thermal film that performs as well in our thermal imaging equipment.

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

Sarbanes-Oxley Act of 2002.

     In response to several high profile cases of accounting irregularities, the Sarbanes-Oxley Act of 2002 ("the Act") was enacted into law on July 30, 2002. The Act, and rules promulgated thereunder, as well as new Nasdaq listing standards addressing corporate governance issues, endeavor to provide greater accountability and promote investor confidence by requiring more stringent controls and certifications by corporate management and by impossing new auditor attestations. The Act affects how audit committees, corporate management and auditors of publicly traded companies carry out their respective responsibilities and interact with each other. The Act will likely result in higher expenses for publicly traded companies as a result of higher audit and review fees, higher director fees, higher internal costs to document and test internal controls, higher legal fees and higher director and officer liability insurance costs. These likely increased expenses may affect smaller public companies, like us, disporportiantly from their effects on companies with larger revenue and operating income bases with which to absorb such increased costs.

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

Foreign Currency Exchange Rate Risk

     We purchase printheads from OYO Corporation pursuant to terms under which such purchases are denominated in Japanese yen. We routinely attempt to hedge our currency exposure on these purchases by entering into foreign currency forward contracts with a bank. The purpose of entering into these forward hedge contracts is to eliminate variability of cash flows associated with foreign currency exposure risk on amounts payable in Japanese yen. Under SFAS No. 133 and related interpretations, our forward contracts with the bank are considered derivatives. SFAS No. 133 requires that we record these foreign currency forward contracts on the balance sheet and mark them to fair value at each reporting date. Our aggregate dollar exposure to forward yen contracts usually does not exceeded $0.5 million and such contracts ordinarily are settled within 10 months. Resulting gains and losses are reflected in income and were not material for our fiscal quarter ended March 31, 2003. At March 31, 2003, we had $0.4 million of yen denominated foreign currency forward contracts, and we had $0.4 million of yen denominated accounts payable.

Foreign Currency and Operations Risk

     We have a subsidiary located in Russia. Therefore, our financial results may be affected by factors such as changes in foreign currency exchange risks, weak economic conditions or changes in Russia's political climate. Our consolidated balance sheet at March 31, 2003 reflected approximately $1.4 million of net working capital related to our Russian subsidiary. This subsidiary both receives its income and pays its expenses primarily in Russian rubles. To the extent that transactions of this subsidiary are settled in rubles, a devaluation of the ruble versus the U.S. dollar could reduce any contribution from our Russian subsidiary to our consolidated results of operations as reported in U.S. dollars. We do not hedge the market risk with respect to our operations in Russia; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of Russian rubles versus U.S. dollars to the extent such disruptions result in any reduced valuation of the Russian subsidiary's net working capital or future contributions to our consolidated results of operations.

Interest Rate Risk

     We have a revolving line of credit with a bank which subjects us to the risk of increased interest costs associated with any upward movements in bank market interest rates. Under the Credit Agreement, as amended, our borrowing interest rate is either the bank's prime rate or a LIBOR based rate, whichever we select. As of March 31, 2003, we had borrowed $5.7 million under this Credit Agreement at an average interest rate of 3.9%. Due to the amount of borrowings under this credit facility and its short term, we anticipate that any increased interest costs associated with movements in market interest rates will not be material to our financial condition, results of operations or cash flows.

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

Changes in Internal Control

    There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of the evaluation of our disclosure controls and procedures referred to in the preceding paragraph. While the Company believes that its existing disclosure controls and procedures have been effective to accomplish these objectives, the Company intends to continue to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area. Further, while the Company has confidence in its current internal controls and procedures for financial reporting, it is continuing to examine such controls in light of recent a SEC initiative that will require in the future statements by management and attestation by the Company's independent auditors, as to such controls.

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

    On February 28, 2003, we held our Annual Meeting of Stockholders (the "Meeting"). At the Meeting, our stockholders approved the election of Katsuhiko Kobayashi, Michael J. Sheen and Charles H. Still, as directors, each holding office until the 2006 Annual Meeting of Stockholders or until his successor is duly elected and qualified. The results of the voting follows:

                                        For          Against      Withheld
                                        ---          -------      --------

         Katsuhiko Kobayashi         5,373,327         --          52,118
         Michael J. Sheen            5,398,110         --          27,335
         Charles H. Still            5,398,110         --          27,335

The total voted shares represented by proxy and in person was 5,425,445.

Item 6.  Exhibits and Reports on Form 8-K

(a)      The following exhibits are filed with this Quarterly Report.

3.1      Restated Certificate of Incorporation of the Company  *

3.2      Restated Bylaws of the Company  *

99.1     Certification of the Company's Chief Executive Officer pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002

99.2     Certification of the Company's Chief Financial Officer pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K.

         None.

---------------------
* Incorporated by reference to the Company's Registration Statement on Form S-1 filed September 30, 1997 (Registration No. 333-36727).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       OYO GEOSPACE CORPORATION



Date: May 12, 2003                     By:  /s/ Gary D. Owens
                                       ---------------------------------
                                       Gary D. Owens, Chairman of the Board
                                       President and Chief Executive Officer
                                             (duly authorized officer)



Date: May 12, 2003                     By:  /s/ Thomas T. McEntire
                                       ---------------------------------
                                              Thomas T. McEntire
                                           Chief Financial Officer
                                         (principal financial officer)

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

May 12, 2003

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

May 12, 2003

                                    /s/ Thomas T. McEntire
                            ----------------------------------------------------
                            Name: Thomas T. McEntire
                            Title: Chief Financial Officer