Form 10-Q
period 2003-06-30
OYO GEOSPACE CORP
filed 2003-08-12
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2003 OR

☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 001-13601

OYO GEOSPACE CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	76-0447780
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

12750 South Kirkwood, Suite 200

Stafford, Texas 77477

(Address of Principal Executive Offices)

(281) 494-8282

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

There were 5,554,674 shares of the Registrant’s Common Stock outstanding as of the close of business on August 11, 2003.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

ASSETS	June 30, 2003	September 30, 2002
	(unaudited)
Current assets:
Cash and cash equivalents	$1,088	$1,538
Trade accounts and notes receivable, net	9,021	12,585
Inventories	23,358	21,801
Deferred income tax	1,236	1,135
Prepaid expenses and other	2,620	1,261

Total current assets	37,323	38,320

Rental equipment, net	2,437	2,044
Property, plant and equipment, net	19,389	20,243
Goodwill, net	1,843	1,843
Other intangible assets, net	4,036	4,556
Deferred income tax	1,776	931
Other assets	1,128	189

Total assets	$67,932	$68,126

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$4,778	$714
Accounts payable	2,412	4,047
Accrued expenses and other	3,854	4,162
Deferred revenue	141	146
Income tax payable	75	1,121

Total current liabilities	11,260	10,190

Long-term debt	3,362	3,544

Total liabilities	14,622	13,734

Minority interest in consolidated subsidiary	199	263

Stockholders’ equity:
Preferred stock	—	—
Common stock	56	55
Additional paid-in capital	30,619	30,566
Retained earnings	22,293	24,332
Accumulated other comprehensive income (loss)	147	(819)
Unearned compensation-restricted stock awards	(4)	(5)

Total stockholders’ equity	53,111	54,129

Total liabilities and stockholders’ equity	$67,932	$68,126

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Sales	$12,855	$24,668	$39,433	$51,401
Cost of sales	10,151	17,904	29,824	35,747

Gross profit	2,704	6,764	9,609	15,654
Operating expenses:
Selling, general and administrative	2,807	2,756	8,766	8,795
Research and development	1,299	1,531	4,002	4,048
Impairment of assets	—	1,216	—	1,216

Total operating expenses	4,106	5,503	12,768	14,059

Income (loss) from operations	(1,402)	1,261	(3,159)	1,595
Other income (expense):
Interest expense	(121)	(162)	(359)	(476)
Interest income	108	44	223	141
Other, net	101	(14)	148	(290)

Total other income (expense), net	88	(132)	12	(625)

Income (loss) before income taxes, minority interest and extraordinary gain	(1,314)	1,129	(3,147)	970
Income tax benefit	(457)	(38)	(1,044)	(160)

Income (loss) before minority interest and extraordinary gain	(857)	1,167	(2,103)	1,130
Minority interest	98	(11)	64	(93)

Income (loss) before extraordinary gain	(759)	1,156	(2,039)	1,037
Extraordinary gain, net of tax of $85	—	—	—	686

Net income (loss)	$(759)	$1,156	$(2,039)	$1,723

Basic earnings per share:
Income (loss) before extraordinary item	$(0.14)	$0.21	$(0.37)	$0.19
Extraordinary gain	—	—	—	.012

Net income (loss)	$(0.14)	$0.21	$(0.37)	$0.31

Diluted earnings per share:
Income (loss) before extraordinary item	$(0.14)	$0.21	$(0.37)	$0.19
Extraordinary gain	—	—	—	0.12

Net income (loss)	$(0.14)	$0.21	$(0.37)	$0.31

Weighted average shares outstanding—Basic	5,551,652	5,545,113	5,548,872	5,532,641

Weighted average shares outstanding—Diluted	5,551,652	5,556,853	5,548,872	5,545,323

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended June 30, 2003	Nine Months Ended June 30, 2002
Cash flows from operating activities:
Net income (loss)	$(2,039)	$1,723
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred income tax benefit	(946)	(911)
Depreciation and amortization	3,193	3,612
Amortization of restricted stock awards	1	133
Impairment charge	—	1,216
Extraordinary gain	—	(686)
Minority interest	(64)	93
(Gain) loss on disposal of property, plant and equipment	(33)	176
Bad debt expense	259	174
Effects of changes in operating assets and liabilities:
Trade accounts and notes receivable	3,304	(1,815)
Inventories	(1,557)	6,702
Prepaid expenses and other assets	(1,356)	(30)
Accounts payable	(1,636)	(2,488)
Accrued expenses and other	463	(4,942)
Income tax payable	(1,046)	79

Net cash provided by (used in) operating activities	(1,457)	3,036

Cash flows from investing activities:
Capital expenditures	(2,018)	(2,605)
Investment in business acquisition, net of cash acquired	—	913
Purchase of intangible assets	—	(2,148)
Proceeds from sale of equipment	33	408

Net cash used in investing activities	(1,985)	(3,432)

Cash flows from financing activities:
Borrowings under revolving notes payable	26,314	23,028
Principal payments on revolving notes payable	(23,390)	(21,883)
Proceeds from exercise of stock options	25	77

Net cash provided by financing activities	2,949	1,222

Effect of exchange rate changes on cash	43	149

Increase (decrease) in cash and cash equivalents	(450)	975
Cash and cash equivalents, beginning of period	1,538	882

Cash and cash equivalents, end of period	$1,088	$1,857

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.    Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet of OYO Geospace Corporation and its subsidiaries (the “Company”) at September 30, 2002 was derived from the Company’s audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 2003 and the consolidated statements of operations for the nine months ended June 30, 2003 and 2002, and the consolidated statements of cash flows for the nine months ended June 30, 2003 and 2002, were prepared by the Company, without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows were made. The results of operations for the nine months ended June 30, 2003 are not necessarily indicative of the operating results for a full year or of future operations.

Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America were omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on
Form 10-K for the year ended September 30, 2002.

Revenue Recognition

Revenue is primarily derived from the sale, and short-term rental under operating leases, of seismic instruments and equipment and commercial graphics products. Sales revenues are recognized when title and risk of loss have passed to the customer, which generally occurs when such products are shipped (when the revenue cycle is completed). The Company’s products generally do not require installation assistance or sophisticated instruction. Products are generally sold without any customer acceptance provisions and the Company’s standard terms of sale do not allow its customers to return products except for manufacturing defects. The Company offers a standard product warranty obligating it to repair or replace equipment with manufacturing defects. The Company maintains a reserve for future warranty costs based on historical experience. Rental revenues are recognized on a straight-line basis as earned over the rental period. Rentals of the Company’s equipment are short term and generally range from daily rentals to rental periods of up to six months.

Research and Development Costs

The Company expenses research and development costs as incurred.

Inventories

The Company records a write-down of its inventory when the cost basis of any product (including any estimated future costs to complete the manufacturing process) exceeds its net realizable value.

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement revises the accounting and reporting for costs associated with exit or disposal activities so as to provide recognition of such costs when a liability is incurred rather than when the entity commits to an exit plan. SFAS No. 146 is effective for exit or disposal activities initiated after June 30, 2003. Management does not believe the adoption of SFAS No. 146 will have a material effect on the Company’s financial position and results of operations.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation and Disclosure—an amendment of FASB Statement

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

No. 123”. This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative transition methods for a voluntary change to the fair value of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of FASB Statement No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. At June 30, 2003, the Company had two stock-based employee compensation plans. The Company accounts for the plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended		Nine Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net income (loss), as reported	$(759)	$1,156	$(2,039)	$1,723
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(94)	(97)	(297)	(333)

Pro forma income (loss)	$(853)	$1,059	$(2,336)	$1,390

Earnings (loss) per share:
Basic-as reported	$(0.14)	$0.21	$(0.37)	$0.31
Basic-pro forma	$(0.15)	$0.19	$(0.42)	$0.25
Diluted-as reported	$(0.14)	$0.21	$(0.37)	$0.31
Diluted-pro forma	$(0.15)	$0.19	$(0.42)	$0.25

For a further discussion of the Company’s stock-based employee compensation plans, see Note 11 to the audited Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended September 30, 2002.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” Statement 149 amends and clarifies financial accounting and reporting of derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. Management does not believe the adoption of SFAS No. 149 will have a material effect on the Company’s financial position and results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 specifies that freestanding financial instruments within its scope constitute obligations of the issuer and that, therefore, the issuer must classify them as liabilities. Such freestanding financial instruments include mandatory redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets, and certain obligations to issue a variable number of

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

shares. SFAS No. 150 is effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS No. 150 is effective at the beginning of the third quarter of 2003. Management does not believe the adoption of SFAS No. 150 will have a material effect on the Company’s financial position and results of operations.

2.    Earnings Per Common Share

The following table summarizes the calculation of net earnings and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Income (loss) before extraordinary gain	$(759)	$1,156	$(2,039)	$1,037
Extraordinary gain	—	—	—	686

Net earnings (loss) available to common stockholders	$(759)	$1,156	$(2,039)	$1,723

Weighted average common shares outstanding	5,551,652	5,545,113	5,548,872	5,532,641
Weighted average common share equivalents outstanding	—	11,740	—	12,682

Weighted average common shares and common share equivalents outstanding	5,551,652	5,556,853	5,548,872	5,545,323

Basic Earnings Per Share:
Income (loss) before extraordinary gain	$(0.14)	$0.21	$(0.37)	$0.19
Extraordinary gain	—	—	—	0.12

Net income (loss)	$(0.14)	$0.21	$(0.37)	$0.31

Diluted earnings per common share:
Income (loss) before extraordinary gain	$(0.14)	$0.21	$(0.37)	$0.19
Extraordinary gain	—	—	—	0.12

Net income (loss)	$(0.14)	$0.21	$(0.37)	$0.31

No common share equivalents have been included in the diluted earnings per share calculations because of the potential antidilutive effect as a result of the Company’s net loss for the three months and nine months ended June 30, 2003. Options totaling 141,703 and 93,467 equivalent shares for the three months ended June 30, 2003 and 2002, and 194,051 and 82,732 for the nine months ended June 30, 2003 and 2002, respectively, were not included in the computation of weighted average shares because the impact to these options were antidilutive.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3.    Comprehensive Income

Comprehensive income includes all changes in a company’s equity, except those resulting from investments by and distributions to stockholders. The following table summarizes the components of comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net income (loss)	$(759)	$1,156	$(2,039)	$1,723
Foreign currency translation adjustments	857	270	966	149

Total comprehensive income (loss)	$ 98	$1,426	$(1,073)	$1,872

4.    Trade Accounts and Notes Receivable

Trade accounts and notes receivable consisted of the following (in thousands):

	June 30, 2003	September 30, 2002
Trade accounts receivable	$7,461	$12,160
Trade notes receivable	2,231	899
Allowance for doubtful accounts and notes	(671)	(474)

	$9,021	$12,585

5.    Inventories

Inventories consisted of the following (in thousands):

	June 30, 2003	September 30, 2002
Finished goods	$5,509	$4,527
Work-in-process	2,516	3,619
Raw materials	16,460	14,586
Obsolescence reserve	(1,127)	(931)

	$23,358	$21,801

The Company’s reserve for slow moving and obsolete inventories is analyzed and adjusted periodically to reflect the Company’s best estimate of the net realizable value of such inventories.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

The following tables summarize the Company’s segment information:

	Three Months Ended		Nine Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net sales:
Seismic	$9,119	$20,997	$29,798	$41,106
Commercial graphics	3,746	3,765	9,712	10,476
Eliminations	(10)	(94)	(77)	(181)

Total	$12,855	$24,668	$39,433	$51,401

Income (loss) from operations:
Seismic	$(525)	$3,095	$(255)	$4,382
Commercial graphics	11	(999)	(306)	—
Corporate	(888)	(835)	(2,598)	(2,787)

Total	$(1,402)	$1,261	$(3,159)	$1,595

	June 30, 2003	September 30, 2002
Total assets:
Seismic	$47,772	$51,308
Commercial graphics	13,807	12,610
Corporate	6,353	4,208

	$67,932	$68,126

Net sales for the periods ended June 30, 2002 include the sale of a $15.8 million reservoir characterization and monitoring system.

7.    Line of Credit

The Company has entered into a credit agreement pursuant to which it can borrow up to $10.0 million secured by its accounts receivable and inventory (the “Credit Agreement”). The Credit Agreement, as amended, expires in January 2004. Borrowings under the Credit Agreement are subject to borrowing base restrictions based on (i) consolidated net income plus consolidated interest expense, income taxes, depreciation and amortization and (ii) levels of eligible accounts receivable and inventories. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial amounts and contains other covenants customary in agreements of this type. As a result of operating losses through June 30, 2003, the Company failed to meet certain of its covenants for the quarter ended June 30, 2003 relating to the maintenance of specified ratios of EBITDA to

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

interest expense and senior debt to EBITDA. The Company received a waiver of these covenants from the bank as of such date in consideration for a fee of $10,000 and increased borrowing rates for future borrowings. As of June 30, 2003 there were borrowings of $4.6 million outstanding under the Credit Agreement, and additional borrowings available under the Credit Agreement of $5.4 million.

The Company recently amended its Credit Agreement to expire in January 2004. In connection with this amendment, the Company’s borrowing interest rate has become, at the Company’s option, the bank’s prime rate or a LIBOR based rate. In addition, the borrowing base restrictions were modified so the Company could incur additional borrowings up to the maximum limit of $10.0 million. The Company’s borrowing interest rate at June 30, 2003 was 3.8% for its LIBOR-based borrowings and 4.3% for its prime-based borrowings.

8.    Adoption of Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment. Intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives; however, no maximum life applies. The Company adopted the provisions of SFAS 142 effective October 1, 2002. At June 30, 2003, the Company had goodwill, net of accumulated amortization, of $1.8 million. Adoption of SFAS No. 142 resulted in a reduction of amortization expense for the three and nine months ended June 30, 2003 of $41,000 and $124,000, respectively.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 143 – “Accounting for Asset Retirement Obligations”. This statement requires the Company to recognize the fair value of a liability associated with the cost the Company would be obligated to incur in order to retire an asset at some point in the future. The liability would be recognized in the period in which it is incurred and can be reasonably estimated. The standard is effective for fiscal years beginning after June 15, 2002. The Company adopted this standard effective October 1, 2002. The adoption of SFAS No. 143 did not have a material effect on the Company’s financial position or results of operations.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”. SFAS No. 144 develops an accounting model, based upon the framework established in SFAS No. 121, for long-lived assets to be disposed of by sales. The accounting model applies to all long-lived assets, including discontinued operations, and it replaces the provisions of APB Opinion No. 30, “Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for disposal of segments of a business. SFAS No. 144 requires long-lived assets held for disposal to be measured at the lower of carrying amount or fair values less costs to sell, whether reported in continuing operations or in discontinued operations. The statement is effective for fiscal years beginning after December 15, 2001. The Company adopted this standard effective October 1, 2002. The adoption of SFAS No. 144 did not have a material effect on the Company’s financial position or results of operations.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This statement clarified guidance related to the reporting of gains and losses from extinguishment of debt and resolves inconsistencies related to the required accounting treatment of certain lease modifications. The provisions of this statement relating to extinguishment of debt became effective for financial statements issued for fiscal years beginning after May 15, 2002. The provisions of this statement relating to lease modification are effective for transactions occurring after May 15, 2002. The Company adopted this standard effective October 1, 2002. The adoption of SFAS No. 145 did not have a material effect on the Company’s financial position or results of operations.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

On November 25, 2002, the Financial Accounting Standards Board (“FASB”) issued FASB interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies (FAS 5), relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The Company is implementing the disclosure requirements of this standard this year and will disclose the measurement and other provisions of FIN 45 in its 2004 fiscal year financial statements. The Company offers a standard product warranty obligating it to repair or replace equipment with manufacturing defects. The Company maintains a reserve for future warranty costs based on historical experience. Changes in the warranty reserve are contained in the following table (in thousands):

Balance at the beginning of the period (October 1, 2002)	$841
Accruals for warranties issued during the period	568
Accruals related to pre-existing warranties (including changes in estimates)	—
Settlements made (in cash or in kind) during the period	(534)

Balance at the end of the period	$875

The FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which the Company adopted effective January 31, 2003. This statement addresses the consolidation of variable interest entities (“VIEs”) by business enterprises that are primary beneficiaries. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise that has the majority of the risks or rewards associated with the VIE. The Company believes it has no material interests in VIEs that will require disclosure or consolidation under FIN 46.

9.    Film Supplier Developments

In April 2002, the Company purchased certain intellectual property rights from its then primary supplier of dry thermal film (the “Former Primary Film Supplier”) for $2.3 million. Such purchase gave the Company exclusive ownership of all technology used by the Former Primary Film Supplier to manufacture dry thermal film used in the thermal imaging equipment the Company manufactures. Such purchase included technology then existing and any dry thermal film technology thereafter developed by the Former Primary Film Supplier for use in the Company’s equipment. The Company also entered into an amended supply agreement pursuant to which the Former Primary Film Supplier agreed to provide the Company with the dry thermal film. In connection with the purchase, the Company agreed to license the technology to the Former Primary Film Supplier on a perpetual basis so long as it could meet predefined quality and delivery requirements. If the Former Primary Film Supplier could not meet such requirements, the Company has the right to use the technology itself or to license the technology to any third party to manufacture dry thermal film.

On July 3, 2002, the Former Primary Film Supplier filed a Chapter 11 reorganization petition in Federal Bankruptcy Court for the Western District of New York. At the date of such bankruptcy filing, the Company had $3.4 million of long-term assets carried on its balance sheet as a result of the Company’s prior transactions with the Former Primary Film Supplier (including the $2.3 million investment in intellectual property acquired from the Former Primary Film Supplier described above). Around that time, the Former Primary Film Supplier advised the Company that, in connection with its bankruptcy filing, it was seeking a buyer for its business that would assume its relationship and contracts with the Company, and it was the Company’s intention to cooperate in such efforts to the extent its on-going interest could be served thereby. The Company no longer believes that a buyer can be found to operate the Former Primary Film Supplier’s business.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

During the Company’s current fiscal year, the Former Primary Film Supplier has failed to meet substantially all of the Company’s purchase orders and has ceased providing the Company with dry thermal film. As a result, the Company is currently purchasing a large quantity of dry thermal film from its alternate supplier of dry thermal film (the “Other Film Supplier”) and the Company is using the technology it purchased from the Former Primary Film Supplier to manufacture dry thermal film internally.

As a result of the bankruptcy filing by the Former Primary Film Supplier, the Company recorded a $1.2 million charge in its third quarter of fiscal year 2002 due to the ultimate uncertainty of realization of value on certain assets, particularly certain prepaid purchase benefits and similar benefits under the amended supply agreement with the Former Primary Film Supplier. The Company does not believe there has been any impairment in the value of the intellectual property it acquired from the Former Primary Film Supplier because of its ability to utilize the intellectual property to have dry thermal film manufactured internally or possibly elsewhere.

No claims have been made against the Company or by the Company at present in connection with the Former Primary Film Supplier’s bankruptcy, except that on December 10, 2002, the Company received a notice of claim for alleged preferential payments made by the Former Primary Film Supplier to the Company in the period before filing of the bankruptcy proceeding in the approximate amount of $260,000. The Company intends to vigorously defend against such claim under the overall circumstances of its relationship with the Former Primary Film Supplier. At present, the Company does not know whether it will make any claims against the Former Primary Film Supplier and it is unable to predict whether any additional claims will be made against the Company in connection with the Former Primary Film Supplier’s bankruptcy proceeding as to any aspect of its relationship with the Former Primary Film Supplier. The Company is unable at this time to predict the outcome and effects of this situation. The Company has, nevertheless, made provision for existing claims that it believes are adequate at this time, although it is unable to make such predictions with any certainty.

10.    Income Taxes

The United States statutory tax rate for the periods reported was 34%. The effective tax rate for the three months and nine months ended June 30, 2003 was 34.8% and 33.1%, respectively. The effective tax rate for the three months and nine months ended June 30, 2002 was 3.4% and 16.5%, respectively. During the third quarter of 2003, the Company filed amended tax returns for prior years and completed its 2002 federal tax filing. Upon completion of such filings, the Company identified $0.8 million of additional tax benefits that are available for potential use in future periods. The additional benefits are related to foreign tax credits and extraterritorial income deductions. Based upon the current industry environment and projections of future taxable income, the Company has reviewed its deferred tax assets and recorded a valuation allowance of approximately $0.8 million. Including the valuation allowance, the Company has net deferred tax assets of $3.0 million at June 30, 2003. The Company will continue to evaluate its deferred tax position on a regular basis to determine whether additions to or reversal of a valuation is needed. Further operating losses could result in additional valuation allowances being recorded in future periods.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Marine seismic data acquisition is conducted primarily by large ocean-going vessels that tow long seismic cables known as “streamers”. Usually, the energy source in marine seismic data acquisition is an airgun, and the reflected seismic waves are received and measured by hydrophones, which are an integral part of the streamers. The streamers simultaneously transmit the electrical impulses back to the vessel via telemetric cable included within the streamers, and the seismic data is recorded and processed in much the same manner as it is on land.

An estimated one to two-thirds of the reserves found with every oil and gas discovery will be left behind in the reservoir, not recoverable economically or at times even identified. Reservoir characterization and management programs, in which the reservoir is carefully imaged and monitored throughout its economic life by seismic instruments and equipment, are now seen as vital tools for improving production recovery rates. Seismic surveys repeated over selected time intervals show dynamic changes within the reservoir and can be used to monitor the effects of production. We now provide products and services for use in the reservoir monitoring and characterization marketplace, and expect to incur significant future research and development expenditures aimed at the development of additional seismic acquisition products and services used for high definition reservoir characterization in both land and marine environments.

Orders for our products can vary substantially from quarter to quarter. Reservoir characterization projects, especially large-scale deepwater projects, require the use of more equipment over a longer period of time than is required by conventional surface seismic systems. Revenue recognition in accordance with generally accepted accounting principles for these large-scale projects has the potential to result in substantial fluctuations in our quarterly performance. These variations may impact our operating results and cash flow, manufacturing capability and expense levels in any given quarter. Furthermore, because of the scale and nature of large-scale deepwater reservoir characterization projects, there may be delays in their implementation and uncertainties about their final course.

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

In April 2002, we purchased certain intellectual property rights from our then primary supplier of dry thermal film (the “Former Primary Film Supplier”) for $2.3 million. Such purchase gave us exclusive ownership of all technology used by the Former Primary Film Supplier to manufacture dry thermal film used in the thermal imaging equipment we manufacture. Such purchase included technology then existing and any dry thermal film technology thereafter developed by the Former Primary Film Supplier for use in our equipment. We also entered into an amended supply agreement pursuant to which the Former Primary Film Supplier agreed to provide us with the dry thermal film. In connection with the purchase, we agreed to license the technology to the Former Primary Film Supplier on a perpetual basis so long as it could meet predefined quality and delivery requirements. If the Former Primary Film Supplier could not meet such requirements, the agreement provides us with the right to use the technology ourselves or to license the technology to any third party to manufacture dry thermal film.

On July 3, 2002, the Former Primary Film Supplier filed a Chapter 11 reorganization petition in Federal Bankruptcy Court for the Western District of New York. At the date of such bankruptcy filing, we had $3.4 million of long-term assets carried on our balance sheet as a result of the prior transactions with the Former Primary Film Supplier (including the $2.3 million investment in intellectual property acquired from the Former Primary Film Supplier described above). Around that time, the Former Primary Film Supplier advised us that, in connection with its bankruptcy filing, it was seeking a buyer for its business that would assume its relationship and contracts with us, and it was our intention to cooperate in such efforts to the extent our on-going interest could be served thereby. We no longer believe that a buyer can be found to operate the Former Primary Film Supplier’s business.

During our current fiscal year, the Former Primary Film Supplier has failed to meet substantially all of our purchase orders and has ceased providing us with dry thermal film. As a result, we are currently purchasing a large quantity of dry thermal film from our alternate film supplier (the “Other Film Supplier”) and we are using the technology we purchased from the Former Primary Film Supplier to manufacture dry thermal film internally.

As a result of the bankruptcy filing by the Former Primary Film Supplier, we recorded a $1.2 million charge in our third quarter of fiscal year 2002 due to the ultimate uncertainty of realization of value on certain assets, particularly certain prepaid purchase benefits and similar benefits under the amended supply agreement with the Former Primary Film Supplier. We do not believe there has been any impairment in the value of the intellectual property we acquired from the Former Primary Film Supplier because of our ability to utilize the intellectual property to have dry thermal film manufactured internally or possibly elsewhere.

No claims have been made against us or by us at present in connection with the Former Primary Film Supplier’s bankruptcy, except that on December 10, 2002, we received a notice of claim for alleged preferential payments made by the Former Primary Film Supplier to us in the period before filing of the bankruptcy proceeding in the approximate amount of $260,000. We intend to vigorously defend against such claim under the overall circumstances of our relationship with the Former Primary Film Supplier. At present we do not know whether we will make any claims against the Former Primary Film Supplier and we are unable to predict whether any additional claims will be made against us in connection with the Former Primary Film Supplier’s bankruptcy proceeding as to any aspect of our relationship with such Former Primary Film Supplier. We are unable at this time to predict the outcome and effects of this situation. We have, nevertheless, made provision for existing claims that we believe are adequate at this time, although we are unable to make such predictions with any certainty.

Results of Operations

We report and evaluate financial information for two segments: Seismic and Commercial Graphics. Summary financial data by business segment follows:

	Three Months Ended		Nine Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Seismic
Net sales	$9,119	$20,997	$29,798	$41,106
Operating income (loss)	(525)	3,095	(255)	4,382

Commercial Graphics
Net sales	3,746	3,765	9,712	10,476
Operating income (loss)	11	(999)	(306)	—

Corporate
Operating loss	(888)	(835)	(2,598)	(2,787)

Eliminations
Net sales	(10)	(94)	(77)	(181)

Consolidated Totals
Net sales	12,855	24,668	39,433	51,401
Operating income (loss)	(1,402)	1,261	(3,159)	1,595

Overview

Three and nine months ended June 30, 2003 compared to three and nine months ended June 30, 2002.

Consolidated sales for the three months and nine months ended June 30, 2003 decreased $11.8 million, or 47.9%, and $12.0 million, or 23.3%, respectively from the corresponding periods of the prior fiscal year. Sales for the corresponding periods of the prior fiscal year included a $15.8 million sale of a reservoir characterization and monitoring system. Excluding the impact of the $15.8 million sale in the prior year periods and similar sales of reservoir characterization products in the current year periods, consolidated sales for the three months and nine months ended June 30, 2003 increased $2.3 million, or 25.8%, and decreased $0.8 million, or 2.1%, respectively. The sales increase for the three months ended June 30, 2003 include increased rental revenues from our land-based seismic equipment, as well as sales of our new offshore cable products. These sales increases were partially offset by a decline in sales of our marine-based seismic equipment products. For the nine months ended June 30, 2003, the sales decrease is primarily attributed to a decline in marine-based seismic equipment sales, offset by improved product sales and rentals of our land-based seismic equipment in the Canadian marketplace. Due to the soft demand for traditional seismic equipment, we expect these sales to remain weak in the near term. However, we also expect continued growth and acceptance of our new deepwater reservoir characterization and our offshore cable products, although we cannot predict the exact timing thereof or the periods in which we will specifically see growth and acceptance of these products.

Consolidated gross profits for the three and nine months ended June 30, 2003 decreased by $4.1 million, or 60.0% and $6.0 million, or 38.6%, respectively, from the corresponding periods of the prior year. The lower gross profits correspond with the lower level of sales during the fiscal 2003 periods. In addition, we recorded charges of $0.6 million in the current year periods to write-off defective dry thermal film inventories and obsolete borehole seismic assets. Competitive pricing pressures in the seismic industry resulting from manufacturing over-capacity and the under-absorption of fixed manufacturing costs are expected to continue to have an unfavorable impact upon the gross profit margins we realize from sales of our traditional seismic products. In light of the current environment, we are initiating steps to reorganize our manufacturing operations in order to improve our gross profit margins.

Consolidated operating expenses for the three months and nine months ended June 30, 2003 decreased $1.4 million, or 25.4%, and $1.3 million, or 9.2%, respectively from the corresponding periods of the prior fiscal year. The prior year periods include a $1.2 million asset impairment charge relating to the bankruptcy of the former supplier of our dry thermal film. Excluding the $1.2 million asset impairment charge, our operating expenses for the three months and nine months ended June 30, 2003 decreased $0.2 million and $0.1 million, respectively. The decrease in operating expenses is due to the lower level of sales and actions taken to reduce operating costs in response to current market conditions. We intend to undertake additional cost-cutting actions in the near future to reorganize our business operations in an effort to increase efficiency.

The United States statutory tax rate for the periods reported was 34%. The effective tax rate for the three months and nine months ended June 30, 2003 was 34.8% and 33.1%, respectively. The effective tax rate for the three months and nine months ended June 30, 2002 was 3.4% and 16.5%, respectively. During the third quarter of 2003, we filed amended tax returns for certain prior year periods and completed our fiscal 2002 federal tax filing. Upon completion of such filings, we identified $0.8 million of additional tax benefits that are available for potential use in future periods. These additional benefits are related to foreign tax credits and extraterritorial income deductions. Based upon the current industry environment and our projections of future taxable income, we have reviewed our deferred tax assets and recorded a valuation allowance of approximately $0.8 million. Including the valuation allowance, we have net deferred tax assets of $3.0 million at June 30, 2003. We will continue to evaluate our deferred tax position on a regular basis to determine whether additions to or reversal of a valuation is needed. Further operating losses could result in additional valuation allowances being recorded in future periods.

Seismic

Our seismic product lines currently consist of geophones and hydrophones, including multi-component geophones and hydrophones, seismic leader wire, geophone string connectors, seismic telemetry cable, high definition reservoir characterization products and services, marine seismic cable retrieval devices and small data acquisition systems targeted at niche markets.

Net Sales

Sales of our seismic products for the three months and nine months ended June 30, 2003 decreased $11.9 million, or 56.6%, and $11.3 million, or 27.5%, respectively, from the corresponding periods of the prior fiscal year. The large decline in sales is due to the $15.8 million sale of a large deepwater reservoir characterization system reflected in the prior year periods. Excluding the impact of the $15.8 million sale in the prior year periods and similar sales of reservoir characterization products in the current year periods, consolidated sales for the three months ended June 30, 2003 increased $2.3 million, or 44.0%. This sales increase resulted from increased rentals of our traditional land-based seismic products and sales of our new offshore cable products, partially offset by a decline in our marine-based product sales. Under this same basis, consolidated sales for the nine months ended June 30, 2003 decreased $0.1 million, or 0.4%.

Operating Income (Loss)

Operating income (loss) for the three months and nine months ended June 30, 2003 decreased $3.6 million, or 117.0%, and $4.6 million, or 105.8%, respectively, from the corresponding periods of the previous fiscal year. The decrease is primarily attributable to the gross profit associated with the $15.8 million sale of the deepwater reservoir characterization and monitoring system in the third quarter of the prior fiscal year. In addition, the decline in gross profits from sales of our marine-based seismic products has unfavorably impacted our operating income (loss) for the current year periods.

Commercial Graphics

Our commercial graphics business segment manufactures and sells thermal imaging equipment and dry thermal film primarily to the screen print, point of sale, signage and textile market sectors. This business segment has some sales to customers in the seismic industry.

Net Sales

Sales of our commercial graphics products for the three months and nine months ended June 30, 2003 decreased $19,000, or 0.5% and $0.8 million or 7.3%, respectively, from the corresponding period of the prior year. The decrease in sales primarily resulted from a decline in sales of parts and accessories, partially offset by increasing sales of dry thermal film.

Operating Income (Loss)

Our operating income for the three months and nine months ended June 30, 2003 increased $1.0 million and decreased $0.3 million, respectively, from the corresponding periods of the prior fiscal year. The prior year periods include a $1.2 million asset impairment charge relating to the bankruptcy of the former supplier of our dry thermal film. Excluding the $1.2 million asset impairment charge, our operating income for the three months and nine months ended June 30, 2003 decreased $0.2 million and $1.2 million, respectively. This reduction in operating income primarily resulted from (i) increased manufacturing and operating costs associated with the self-manufacture of dry thermal film, including the write-off of $0.4 million of defective dry thermal film inventories (ii) increased research and development expenses associated with a newly introduced 1200 dpi thermal imaging device, and (iii) increased amortization expenses resulting from the $2.3 million purchase of intellectual property in April 2002 (being amortized on a straight basis over five years).

Liquidity and Capital Resources

At June 30, 2003, we had $1.1 million in cash and cash equivalents. For the nine months ended June 30, 2003, we used approximately $1.5 million of cash in operating activities. The cash used in operating activities resulted from a combination of our net loss of $2.0 million, which included a $0.9 million non-cash deferred tax benefit. In addition, we increased our inventories by $1.6 million in order to build orders awaiting shipment and to build ample stocks of dry thermal film; we decreased our accounts payable by $1.6 million as a result of a recent decline in purchases of raw materials; we increased our prepaid expenses by $1.4 million primarily to reflect an outstanding insurance claim for goods damaged in transit; and we reduced our income taxes payable by $1.0 million primarily related to the payment of foreign income taxes. Such uses of cash were offset by a $3.2 million non-cash charge for depreciation and amortization, a $3.3 million decrease in accounts and notes receivable due to a decline in sales, and a $0.5 million increase in accrued expenses and other items.

For the nine months ended June 30, 2003, we used approximately $2.0 million of cash in investing activities relating to capital expenditures.

For the nine months ended June 30, 2003, cash from financing activities increased approximately $2.9 million primarily due to borrowings under our credit facility.

We have entered into a credit agreement pursuant to which we can borrow up to $10.0 million secured by our accounts receivable and inventory (the “Credit Agreement”). The Credit Agreement, as amended, expires in January 2004. Borrowings under the Credit Agreement are subject to borrowing base restrictions based on (i) consolidated net income plus consolidated interest expense, income taxes, depreciation and amortization and (ii) levels of eligible accounts receivable and inventories. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial amounts and contains other covenants customary in agreements of this type. As a result of operating losses through June 30, 2003, we failed to meet certain covenants for the quarter ended June 30, 2003, relating to the maintenance of specified ratios of EBITDA to interest expense and senior debt to EBITDA. We received a waiver of these covenants from the bank as of such date in consideration for a fee of $10,000 and increase in borrowing rates for future borrowings. As of June 30, 2003 there were borrowings of $4.6 million outstanding under the Credit Agreement, and additional borrowings available under the Credit Agreement of $5.4 million. As of September 30, 2002 there were borrowings of $0.5 million outstanding under the Credit Agreement.

We recently amended our Credit Agreement to expire in January 2004. In connection with this amendment, our borrowing interest rate has become, at our option, the bank’s prime rate or a LIBOR based rate. In addition, the borrowing base restrictions were modified so that we could incur additional borrowings up to the maximum limit of $10.0 million. Our borrowing interest rate at June 30, 2003 was 3.8% for our LIBOR-based borrowings and 4.3% for our prime-based borrowings.

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

Revenue is primarily derived from the sale, and short-term rental under operating leases, of seismic instruments and equipment and commercial graphics products. Sales revenues are generally recognized when our products are shipped and title and risk of loss have passed to the customer. Rental revenues are recognized as earned over the rental period. Rentals of our equipment are short term and generally range from daily rentals to rental periods of up to six months. Products are generally sold without any customer acceptance provisions and our standard terms of sale do not allow customers to return products for credit. Our products generally do not require installation assistance or sophisticated instruction. We offer a standard product warranty obligating us to repair or replace equipment with manufacturing defects. We maintain a reserve for future warranty costs based on historical experience. We record a write-down of inventory when the cost basis of any manufactured product (including any estimated future costs to complete the manufacturing process) exceeds its net realizable value.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment. Intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives; however, no maximum life applies. We adopted the provisions of SFAS 142 effective October 1, 2002. At June 30, 2003, we had goodwill, net of accumulated amortization, of $1.8 million. Adoption of SFAS No. 142 resulted in a reduction of amortization expense for the three and nine months ended June 30, 2003 of $41,000 and $124,000, respectively.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 143—“Accounting for Asset Retirement Obligations”. This statement requires us to recognize the fair value of a liability associated with the cost we would be obligated to incur in order to retire an asset at some point in the future. The liability would be recognized in the period in which it is incurred and can be reasonably estimated. The standard is effective for fiscal years beginning after June 15, 2002. We adopted this standard effective October 1, 2002. The adoption of SFAS No. 143 did not have a material effect on our financial position or results of operations.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”. SFAS No. 144 develops an accounting model, based upon the framework established in SFAS No. 121, for long-lived assets to be disposed of by sales. The accounting model applies to all long-lived assets, including discontinued operations, and it replaces the provisions of APB Opinion No. 30, “Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for disposal of segments of a business. SFAS No. 144 requires long-lived assets held for disposal to be measured at the lower of carrying amount or fair values less costs to sell, whether reported in continuing operations or in discontinued operations.

The statement is effective for fiscal years beginning after December 15, 2001. We adopted this standard effective October 1, 2002. The adoption of SFAS No. 144 did not have a material effect on our financial position or results of operations.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This statement clarified guidance related to the reporting of gains and losses from extinguishment of debt and resolves inconsistencies related to the required accounting treatment of certain lease modifications. The provisions of this statement relating to extinguishment of debt became effective for financial statements issued for fiscal years beginning after May 15, 2002. The provisions of this statement relating to lease modification are effective for transactions occurring after May 15, 2002. We adopted this standard effective October 1, 2002. The adoption of SFAS No. 145 did not have a material effect on our financial position or results of operations.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement revises the accounting and reporting for costs associated with exit or disposal activities so as to provide recognition of such costs when a liability is incurred rather than when the entity commits to an exit plan. SFAS No. 146 is effective for exit or disposal activities initiated after June 30, 2003. We do not believe the adoption of SFAS No. 146 will have a material effect on our financial position or results of operations.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation and Disclosure—an amendment of FASB Statement No. 123”. This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative transition methods for a voluntary change to the fair value of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of FASB Statement No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. See Note 1 to the Consolidated Financial Statements for additional disclosures under SFAS No. 148. The FASB is currently discussing new standards for expensing all stock options, which, if enacted, could materially affect future earnings.

On November 25, 2002, the Financial Accounting Standards Board (“FASB”) issued FASB interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies (FAS 5), relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. We are implementing the disclosure requirements of this standard this year and will disclose the measurement and other provisions of FIN 45 in its 2004 fiscal year financial statements; this disclosure has been included in Note 9 to the Consolidated Financial Statements. We offer a standard product warranty obligating us to repair or replace equipment with manufacturing defects. We maintain a reserve for future warranty costs based on historical experience.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” Statement 149 amends and clarifies financial accounting and reporting of derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. We do not believe the adoption of SFAS No. 149 will have a material effect on our financial position and results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 specifies that freestanding financial instruments within its scope constitute obligations of the issuer and that, therefore, the issuer must classify them as liabilities. Such freestanding financial instruments include mandatory redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets, and certain obligations to issue a variable number of shares. SFAS No. 150 is effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS No. 150 is effective at the beginning of the third quarter of 2003. We do not believe the adoption of SFAS No. 150 will have a material effect on our financial position and results of operations.

The FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which we adopted effective January 31, 2003. This statement addresses the consolidation of variable interest entities (“VIEs”) by business enterprises that are primary beneficiaries. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise that has the majority of the risks or rewards associated with the VIE. We believe it has no material interests in VIEs that will require disclosure or consolidation under FIN 46.

Forward Looking Statements and Risks

Certain of the statements we make in this document and in documents incorporated by reference herein, including those made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are, or may be, forward-looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such statements include projections of our expectations regarding our future capital expenditures, research and development expenses, expansion of product lines, growth of product markets and other statements that relate to future events or circumstances. These statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied by such forward-looking statements, including the risks and factors described below. You are cautioned to consider the following factors and risks in connection with evaluating any such forward-looking statements or otherwise evaluating an investment in our company.

Management’s Current Outlook.

Our estimates as to future results and industry trends, to the extent described in this document, are generally based on assumptions regarding the future level of seismic exploration activity and seismic reservoir monitoring projects and, in turn, their effect on the demand and pricing of our products and services. In analyzing the market and its impact on us, we have the following outlook for fiscal year 2003:

•	The impact of political conditions and hostilities around the world including those of the Middle East, which may have a significant impact on the oil and gas prices, will not cause a significant increase or further significant decrease in demand for our seismic products during fiscal 2003.

•	On the other hand, political conditions and hostilities around the world, which have a significant impact on the oil and gas industry, will remain and present serious economic risks for our seismic business.

•	Customer consolidations, the ample supply of seismic data stored in libraries, and overall industry weakness will cause demand for our traditional land-based seismic products to remain at or below fiscal year 2002 levels.

•	Demand for our land and marine-based seismic products in Russia and China is expected to increase over fiscal year 2002 levels, although the spread of a contagious disease in China added uncertainty in the current fiscal year to the Chinese economy.

•	Deep-water marine seismic exploration activity will remain constrained and sales of our marine-based products are expected to decline significantly in fiscal year 2003.

•	Our new high definition reservoir characterization products and services are expected to become more widely accepted to the industry. Sales in fiscal year 2003 are expected to be lower than fiscal year 2002 levels because fiscal year 2002 included the sale of a $15.8 million system; a similar sale of that magnitude is not expected based on current backlog and quotations.

•	Sales of our new offshore cable products are expected to increase in fiscal year 2003.

•	Pricing for many of our land-based seismic products will continue to be subject to pressures due to industry-wide manufacturing over-capacity.

•	We will be able to self-manufacture sufficient quantities of dry thermal film internally or be able to purchase sufficient quantities of dry thermal film from our Other Film Supplier. Demand for our products used in the commercial graphics industry is expected to increase with continued market acceptance of our dry thermal film and new product introductions.

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

In particular, we have incurred substantial expenditures to develop our recently introduced HDSeis™ product line for borehole and reservoir characterization applications. We cannot assure you that we will realize our expectations regarding market acceptance and revenues from these products and services.

A Decline in Industry Conditions Could Affect our Projected Results.

Any unexpected material changes in oil and gas prices or other market trends that would impact seismic exploration activity would likely affect the forward-looking information contained in this document. In addition, the oil and gas industry is extremely volatile and seismic activity is subject to change based on political and economic factors outside of our control. In fact, our results for fiscal year 2002, as well as for our current fiscal year, and results from our land-based seismic activity in particular, were materially and adversely affected by the downturn in the industry particularly as the industry has continued to limit exploration activities and to be cautious in spending notwithstanding some improvements in oil and gas prices.

We May Experience Fluctuations in Quarterly Results of Operations.

Historically, the rate of new orders for our products has varied substantially from quarter to quarter. Moreover, we typically operate, and expect to continue to operate, on the basis of orders in hand for our products before we commence substantial manufacturing “runs”; hence, the completion of orders, particularly large orders for deepwater reservoir characterization projects, can significantly impact the operating results and cash flow for any quarter, and results of operations for any one quarter may not be indicative of results of operations for future quarters.

Our Credit Risks Could Increase as our Customers Continue to Face Difficult Economic Circumstances.

We believe and have assumed that our allowance for bad debts at June 30, 2003 is adequate in light of known circumstances. However, we cannot assure you that additional amounts attributable to uncollectible receivables and bad debt write-offs will not have a material adverse effect on our future results of operations. Many of our customers, particularly seismic contractors, have suffered from lower revenues and experienced liquidity challenges resulting from the economic difficulties throughout our industry. We have in the past incurred significant write-offs in our accounts and notes receivable due to customer credit problems. We have found it necessary from time to time to extend trade credit to long-term customers and others where risks of non-payment or late payment exist. Given recent industry conditions, some of our customers are experiencing liquidity difficulties, which increases those credit risks.

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

We Have a Relatively Small Public Float, and Our Stock Price May be Volatile.

We have approximately 2.4 million shares outstanding held by non-affiliates. This small float results in a relatively illiquid market for our common stock. Our average daily trading volume during fiscal year 2002 was approximately 4,000 shares. Our small float and daily trading volumes may have in the past caused, and may in the future result in, greater volatility of our stock price.

Our Industry is Characterized by Rapid Technological Development and Product Obsolescence.

Our instruments and equipment are constantly undergoing rapid technological improvement. Our future success depends on our ability to continue to:

•	improve our existing product lines;

•	address the increasingly sophisticated needs of our customers;

•	maintain a reputation for technological leadership;

•	maintain market acceptance;

•	anticipate changes in technology and industry standards; and

•	respond to technological developments on a timely basis.

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

We Operate in Highly Competitive Markets.

The markets for our products are highly competitive. Many of our existing and potential competitors have substantially greater marketing, financial and technical resources than we do. Additionally, two competitors in our seismic business segment currently offer a broader range of instruments and equipment for sale and market this equipment as “packaged” data acquisition systems. We do not now offer for sale such a complete “packaged” data acquisition system. Further, certain of our competitors offer financing arrangements to customers on terms that we may not be able to match. In addition, new competitors may enter the market and competition could intensify.

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

We Have a Limited Market.

In our seismic business segment, we market our products to contractors and large, independent and government-owned oil and gas companies. We estimate that, based on published industry sources, fewer than 30 seismic contracting companies are currently operating worldwide (excluding those operating in Russia and the former Soviet Union, India, the People’s Republic of China and certain Eastern European countries, where seismic data acquisition activity is difficult to verify). We estimate that fewer than ten seismic contractors are engaged in marine seismic exploration. Due to these market factors, a relatively small number of customers, some of whom are experiencing financial difficulties, have accounted for most of our sales. From time to time these seismic contractors have sought to vertically integrate and acquire our competitors, which has influenced their supplier decisions before and after such transactions. The loss of a small number of these customers for whatever reason could materially and adversely impact our sales.

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

Our Foreign Marketing Efforts Face Additional Risks and Difficulties.

Net sales outside the United States accounted for approximately 54% of our net sales during fiscal year 2002. Net sales outside of the United States for the nine months ended June 30, 2003, accounted for approximately 64% of our fiscal year 2003 net sales. Substantially all of our sales from the United States are made in U.S. dollars, but from time to time we may make sales in foreign currencies and may, therefore, be subject to foreign currency fluctuations on our sales. In addition, net assets reflected on the balance sheets of our Russian, Canadian and U.K. subsidiaries are subject to currency fluctuations. Significant foreign currency fluctuations could adversely impact our results of operations.

Foreign sales are subject to special risks inherent in doing business outside of the United States, including the risk of war, terrorist activities, civil disturbances, embargo and government activities and foreign attitudes about conducting business activities with United States or, with reference to our Japanese parent OYO Corporation, Japanese trading partners, all of which may disrupt markets. Foreign sales are also generally subject to the risk of compliance with additional laws, including tariff regulations and import and export restrictions. Sales in certain foreign countries require prior United States government approval in the form of an export license. We cannot assure you that we will not experience difficulties in connection with future foreign sales. Also, should we experience substantial growth in certain markets, for example Russia, we may not be able to transfer cash balances to the United States to assist with debt servicing obligations.

We Rely on Key Suppliers for Significant Product Components.

A Japanese manufacturer unaffiliated with us is currently the only supplier (the “Japanese Supplier”) of wide format thermal printheads that we use to manufacture our wide format thermal imager equipment. Over the years we have experienced some quality control issues with such printheads and have returned significant quantities of these products to the Japanese Supplier for repair, testing and quality assurance review. We are also aware that the Japanese Supplier is experiencing financial difficulties and consider it possible that such supplier may be forced to dispose of or discontinue this line of business. In this regard, we have publicly available information as to the Japanese manufacturer that it has incurred significant operating losses in recent periods. We are not presently experiencing any significant supply or quality control problems with the Japanese Supplier. However, unforeseen problems with the Japanese Supplier, if they develop, could have a significant effect on our ability to meet future production and sales commitments. If the Japanese Supplier were to discontinue supplying these printheads or was unable or unwilling to supply printheads in sufficient quantities to meet our requirements, our ability to compete in the thermal imaging marketplace could be severely damaged, which could adversely affect our financial performance. We are not able to evaluate the implications, if any, of that situation at present. We believe we maintain an adequate inventory of these printheads to continue production for two to six months.

Our Former Primary Film Supplier had been the primary supplier of dry thermal film used by our customers in the thermal imaging equipment we manufacture. On July 3, 2002, our Primary Film Supplier filed a Chapter 11 reorganization petition in Federal Bankruptcy Court for the Western District of New York. Around that time, the Former Primary Film Supplier advised us that, in connection with its bankruptcy filing, it was seeking a buyer for its business that would assume its relationship and contracts with us. We no longer believe that a buyer can be found to operate the Former Primary Film Supplier’s business.

During the current fiscal year, our Former Primary Film Supplier has failed to meet substantially all of our purchase orders and has ceased to provide us with dry thermal film. As a result, we are currently purchasing a large quantity of dry thermal film from our Other Film Supplier and we are using the technology we purchased from the Former Primary Film Supplier to manufacture dry thermal film internally. Except for our Other Film Supplier, we know of no other supplier of a dry thermal film that performs as well in our thermal imaging equipment.

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

Our Success Depends Upon A Limited Number of Key Personnel.

Our success depends on attracting and retaining highly skilled professionals. A number of our employees are highly skilled engineers and other professionals. If we fail to continue to attract and retain such professionals, our ability to compete in the industry could be adversely effected. In addition, our success depends to a significant extent upon the abilities and efforts of the members of our senior management.

A Continued General Downturn in the U.S. Economy in 2003 May Adversely Affect our Business.

An on-going downturn in the U.S. economy could adversely affect our business in ways that we cannot yet identify. The current economic downturn may continue to adversely affect the demand for oil and gas generally or cause volatility in oil and gas prices and, therefore, adversely affect the demand for our services to the oil and gas industry and related service industry. It could also adversely affect the demand for consumer products, which could in turn adversely affect our commercial graphics business. To the extent these factors adversely affect other seismic companies in the industry, we could see an oversupply of products and services and downward pressure on pricing for seismic products and services that would adversely affect us.

Sarbanes-Oxley Act of 2002.

In response to several high profile cases of accounting irregularities, the Sarbanes-Oxley Act of 2002 (“the Act”) was enacted into law on July 30, 2002. The Act, and rules promulgated thereunder, as well as new and proposed Nasdaq listing standards addressing corporate governance issues, endeavor to provide greater accountability and promote investor confidence by imposing specific corporate governance requirements, by requiring more stringent controls and certifications by corporate management and by utimately imposing new auditor attestations. The Act affects how audit committees, corporate management and auditors of publicly traded companies carry out their respective responsibilities and interact with each other. The Act will likely result in higher expenses for publicly traded companies as a result of higher audit and review fees, higher director fees, higher internal costs to document and test internal controls and higher legal fees. The act, together with the financial scandals and difficult economic environment of recent years are also leading to substantially increased premiums for director and officer liability insurance. These increased premiums for director and officer insurance will affect us in the first quarter of fiscal year 2004 when we renew our coverage. These likely increased expenses will affect smaller public companies, like us, disproportionately from their effects on companies with larger revenue and operating income bases with which to absorb such increased costs.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The following discussion of our exposure to various market risks contains “forward looking statements” that involve risks and uncertainties. These projected results have been prepared utilizing certain assumptions considered reasonable in light of information currently available to us. Nevertheless, because of the inherent unpredictability of foreign currency rates, as well as other factors, actual results could differ materially from those projected in this forward looking information.

We do not have any market risk as to market risk sensitive instruments entered into for trading purposes and have only very limited risk as to arrangements entered into other than for trading purposes. Further, we do not engage in commodity or commodity derivative instrument purchasing or selling transactions.

Foreign Currency Exchange Rate Risk

We purchase printheads from OYO Corporation, which purchases them from the Japanese Supplier, pursuant to terms under which such purchases are denominated in Japanese yen. We routinely attempt to hedge our currency exposure on these purchases by entering into foreign currency forward contracts with a bank. The purpose of entering into these forward hedge contracts is to eliminate variability of cash flows associated with foreign currency exposure risk on amounts payable in Japanese yen. Under SFAS No. 133 and related interpretations, our forward contracts with the bank are considered derivatives. SFAS No. 133 requires that we record these foreign currency forward contracts on the balance sheet and mark them to fair value at each reporting date. Our aggregate dollar exposure to forward yen contracts usually does not exceeded $0.5 million and such contracts ordinarily are settled within 10 months. Resulting gains and losses are reflected in income and were not material for our fiscal quarter ended June 30, 2003. At
June 30, 2003, we had $0.3 million of yen denominated foreign currency forward contracts, and we had $0.3 million of yen denominated accounts payable.

Foreign Currency and Operations Risk

We have a subsidiary located in Russia. Therefore, our financial results may be affected by factors such as changes in foreign currency exchange risks, weak economic conditions or changes in Russia’s political climate. Our consolidated balance sheet at
June 30, 2003 reflected approximately $1.4 million of net working capital related to our Russian subsidiary. This subsidiary both receives its income and pays its expenses primarily in Russian rubles. To the extent that transactions of this subsidiary are settled in rubles, a devaluation of the ruble versus the U.S. dollar could reduce any contribution from our Russian subsidiary to our consolidated results of operations as reported in U.S. dollars. We do not hedge the market risk with respect to our operations in Russia; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of Russian rubles versus U.S. dollars to the extent such disruptions result in any reduced valuation of the Russian subsidiary’s net working capital or future contributions to our consolidated results of operations.

Interest Rate Risk

We have a revolving line of credit with a bank which subjects us to the risk of increased interest costs associated with any upward movements in bank market interest rates. Under the Credit Agreement, as amended, our borrowing interest rate is either the bank’s prime rate or a LIBOR based rate, whichever we select. As of June 30, 2003, we had borrowed $4.6 million under this Credit Agreement at an average interest rate of 3.8%. Due to the amount of borrowings under this credit facility and its short term, we anticipate that any increased interest costs associated with movements in market interest rates will not be material to our financial condition, results of operations or cash flows.

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

Changes in Internal Control

There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of the evaluation of our disclosure controls and procedures referred to in the preceding paragraph. While we believe that our existing disclosure controls and procedures have been effective to accomplish these objectives, we intend to continue to examine, refine and formalize our disclosure controls and procedures and to monitor ongoing developments in this area. Further, while we have confidence in our current internal controls and procedures for financial reporting, we are continuing to examine such controls in light of recent a SEC initiative that will require in the future statements by management and attestation by our independent auditors, as to such controls.

PART II—OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)	The following exhibits are filed with this Quarterly Report.

3.1	Restated Certificate of Incorporation of the Company *

3.2	Restated Bylaws of the Company *

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

On April 25, 2003, the Company filed a current report on Form 8-K pursuant to Item 12 reporting the earnings for the second quarter.

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed September 30, 1997
(Registration	No. 333-36727).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OYO GEOSPACE CORPORATION

Date: August 11, 2003	By:	/s/ Gary D. Owens
Gary D. Owens, Chairman of the Board
President and Chief Executive Officer
(duly authorized officer)

Date: August 11, 2003	By:	/s/ Thomas T. McEntire
Thomas T. McEntire
Chief Financial Officer
(principal financial officer)