Form 10-K
period 2003-09-30
OYO GEOSPACE CORP
filed 2003-12-03
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Fiscal Year Ended September 30, 2003

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 001-13601

OYO GEOSPACE CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	76-0447780
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7007 Pinemont Drive

Houston, Texas 77040-6601

(Address of Principal Executive Offices)

(713) 986-4444

(Registrant’s telephone number, including area code)

Securities Registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock	NASDAQ National Market

Securities Registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

There were 5,554,874 shares of the Registrant’s Common Stock outstanding as of the close of business on December 1, 2003. The aggregate market value of the Registrant’s Common Stock held by non-affiliates was approximately $23 million (based upon the closing price of $9.50 on March 31, 2003, as reported by the NASDAQ Stock Market, Inc.)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Registrant’s 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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

An estimated one to two-thirds of the reserves found with every oil and gas discovery will be left behind in the reservoir, not recoverable either economically or at times even identified. Reservoir characterization and management programs, in which the reservoir is carefully imaged and monitored throughout its economic life by seismic instruments and equipment, are now seen as vital tools for improving production recovery rates. Seismic surveys repeated over selected time intervals show dynamic changes within the reservoir and can be used to monitor the effects of production. We now provide products and services for use in the reservoir monitoring and characterization marketplace and expect to incur significant future research and development expenditures aimed at the development of additional seismic acquisition products used for high definition reservoir characterization in both land and marine environments.

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

Commercial Graphics Industry

Our entry into the commercial graphics business occurred in 1995 as we leveraged our thermal imaging product technology, originally designed for seismic data processing applications, into new markets. With minor product modifications, we were successful in adapting these products for use in the commercial graphics industry.

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

In April 2002, we purchased for $2.3 million certain intellectual property rights from our then primary supplier of dry thermal film (the “Former Primary Film Supplier”). Such purchase gave us exclusive ownership of all technology used by the Former Primary Film Supplier to manufacture dry thermal film used in the thermal imaging equipment we manufacture. Such purchase included technology then existing and any dry thermal film technology thereafter developed by the Former Primary Film Supplier for use in our equipment. We also entered into an amended supply agreement pursuant to which the Former Primary Film Supplier agreed to provide us with the dry thermal film. In connection with the purchase, we agreed to license the technology to the Former Primary Film Supplier on a perpetual basis so long as it could meet predefined quality and delivery requirements. If the Former Primary Film Supplier could not meet such requirements, the agreement provided us with the right to use the technology ourselves or to license the technology to any third party to manufacture dry thermal film.

On July 3, 2002, the Former Primary Film Supplier filed a Chapter 11 reorganization petition in Federal Bankruptcy Court for the Western District of New York. At the date of such bankruptcy filing, we had $3.4 million of long-term assets carried on our balance sheet as a result of the prior transactions with the Former Primary Film Supplier (including the $2.3 million investment in intellectual property acquired from such Former Primary Film Supplier described above). The Former Primary Film Supplier advised us that, in connection with its bankruptcy filing, it was seeking a buyer for its business that would assume its relationship and contracts with us, and it was our intention to cooperate in such efforts to the extent our on-going interest could be served thereby. We no longer believe that a buyer can be found to operate the Former Primary Film Supplier’s business.

During the fiscal year ended September 30, 2003, the Former Primary Film Supplier failed to meet substantially all of our purchase orders and has ceased providing us with dry thermal film. As a result, we are currently purchasing a large quantity of dry thermal film from an alternative film supplier (the “Other Film Supplier”), and we are using the technology we purchased from the Former Primary Film Supplier to manufacture dry thermal film internally.

As a result of the bankruptcy filing by the Former Primary Film Supplier, we recorded a charge in our third quarter of fiscal year 2002 of approximately $1.2 million due to the ultimate uncertainty of realization of value on certain assets, particularly certain prepaid purchase benefits and similar benefits under the amended supply contract with the Former Primary Film Supplier. We do not believe there has been any impairment in the value of the intellectual property we acquired from the Former Primary Film Supplier because of our ability to utilize the intellectual property to have thermal film manufactured either internally or elsewhere.

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

Acquisitions

OYO-GEO Impulse International, LLC

Effective November 8, 2001, we increased our equity ownership from 44% to 85% in OYO-GEO Impulse International, LLC (“OYO-GEO Impulse”), a Russian joint venture we formed more than ten years ago with Geophyspribor Ufa Production Association, Bank Vostock and Chori Co., Ltd. Subsequent to the effectiveness of such increase in ownership, the operating results of the reorganized entity have been consolidated with those of our Company. At that time, Geophyspribor Ufa Production Association and Chori Co., Ltd. continued as minority shareholders of OYO-GEO Impulse.

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

On September 12, 2003, we purchased for $164,000 an additional 12% ownership interest in OYO-GEO Impulse from Geophyspribor Ufa Production Association, thereby increasing our ownership interest to 97%. Chori Co., Ltd. continues as a 3% minority shareholder of OYO-GEO Impulse.

Based in Ufa, Bashkortostan, Russia, OYO-GEO Impulse has been in operation since 1990, manufacturing sensors for the Russian seismic marketplace. At September 30, 2003, OYO-GEO Impulse owned two facilities in Ufa containing a total of 161,000 square feet and employed approximately 357 people. Our seismic equipment manufacturing subsidiary in Houston is managing the expansion of OYO-GEO Impulse’s operations to produce international-standard sensors and additional products that will broaden its market scope.

EcoPRO Imaging

In February 2001, we acquired the operating assets and business of EcoPRO for $1.9 million of cash from the Former Primary Film Supplier. The EcoPRO business distributes EcoPRO brand name thermal imagers and dry thermal film. The operations of EcoPRO have been combined with our commercial graphics business segment.

Products and Product Development

Seismic Products

Our seismic product lines currently consist of geophones and hydrophones, including multi-component geophones and hydrophones, seismic leader wire, geophone string connectors, seismic telemetry cable, high definition reservoir characterization products and services, marine seismic cable retrieval devices, marine seismic cable steering devices, and small data acquisition systems targeted at niche markets. Our seismic products are compatible with most major seismic data acquisition systems currently in use. We believe that our seismic products are among the most technologically advanced instruments and equipment available for seismic data acquisition.

Our products used in marine seismic data acquisition include our patented marine seismic cable retrieval devices. Occasionally, streamers are severed and become disconnected from the vessel as a result of inclement weather, vessel traffic or human or technological error. Our seismic cable retrieval devices, which are attached to the streamers, contain air bags that are designed to inflate automatically at a given depth, bringing the severed cable to the surface. This can save the seismic contractor significant time and money compared to the alternative of losing the seismic streamer. We also produce seismic streamer “birds”, which are finlike devices that attach to the streamer and help maintain the streamer at a certain desired depth as it is towed through the water.

Other product developments include the HDSeis™ product line and a suite of borehole and reservoir characterization products and services. Our HDSeis™ System is a high definition seismic data acquisition system with flexible architecture that can be configured as a borehole seismic system or as a subsurface system for land or marine reservoir-monitoring projects.

The scalable architecture of the HDSeis™ System enables custom designed system configuration for applications ranging from low-channel engineering and environmental-scale surveys requiring a minimum number of recording channels to high-channel surveys required to efficiently conduct permanent deepwater reservoir imaging and monitoring. Modular architecture allows virtually unlimited channel expansion with global positioning systems and fiber-optic synchronization. In addition, multi-system synchronization features make the HDSeis™ System well suited for multi-well or multi-site acquisition, simultaneous surface and downhole acquisition and continuous reservoir monitoring projects.

Reservoir characterization requires special purpose or custom designed systems in which portability becomes less critical and functional reliability assumes greater importance. This reliability factor helps assure successful operations in inaccessible locations over a considerable period of time. Additionally, reservoirs located in deepwater or hostile environments require special instrumentation and new techniques for life-of-field performance.

Reservoir characterization also requires high-bandwidth, high-resolution seismic data for engineering project planning and management. Seismic data acquired at reservoir level, through seismic sources and acoustic receivers within a wellbore, has a bandwidth of several kilohertz, which is capable of yielding the requisite high-resolution images.

We believe our HDSeis™ System and tools, designed for cost-effective deployment and lifetime performance, will make borehole and seabed seismic acquisition a cost-effective, reliable process for the challenges of reservoir characterization and monitoring.

Other new 3-D seismic product developments include introduction of an omnidirectional geophone for use in reservoir monitoring; a new compact marine three-component or four-component gimbaled sensor and new special-purpose connectors, connector arrays and cases.

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

Commercial Graphics Products

We have adapted our thermal imaging technology, which we originally developed for the seismic industry, for commercial applications in the newsprint, silkscreen and corrugated box printing industries. Our thermal imaging equipment is capable of producing data images ranging in size from 12 to 54 inches wide, with resolution ranging from 400 to 1,200 dpi (dots per inch). We believe that our wide format thermal printers, which use dry thermal film technology, are a cost-effective alternative to conventional equipment and imaging solutions.

We expect to continue our research and development activities to expand the markets for our thermal imaging products and increase the image clarity of our thermal imaging equipment and dry thermal film.

Competition

We believe that we are one of the world’s largest manufacturers and distributors of seismic related products. The principal competitors in our seismic business segment for geophones, hydrophones, geophone string connectors, leader wire and telemetry cable are Input/Output, Sercel and Steward Cable. Furthermore, an entity in China manufactures an older model geophone having the same design and specifications as our GS-20 DX geophone. In addition to these competitors, certain manufacturers of marine streamers also manufacture hydrophones for their own use.

We believe that the principal competitive factors in the seismic instruments and equipment market are technological superiority, product durability and reliability and customer service and support. Since price and product delivery are also important considerations for customers, pricing terms may become more significant during an industry downturn. These factors can be offset by a customer’s preference for standardization. In general, particular customers prefer to standardize geophones and hydrophones, particularly if they are used by a single seismic crew or multiple crews that can support each other. Customer directed standardization makes it more difficult for a geophone or hydrophone manufacturer to gain market share from other such manufacturers.

A key competitive factor for seismic instruments and equipment is durability under harsh field conditions. Instruments and equipment must not only meet rigorous technical specifications regarding signal integrity and sensitivity, but must also be extremely rugged and durable to withstand the rigors of field use, often in harsh environments.

With respect to our marine seismic data products, we know of no other company that manufactures a product similar to our patented seismic streamer retrieval device. Our primary competitor in the manufacture of our streamer depth positioning device is Input/Output.

Our primary competitors for our deepwater reservoir characterization systems are traditional seismic equipment manufacturers such as Schlumberger, Input/Output and Sercel.

Our primary competitors for downhole high definition seismic data acquisition services are Paulson Geophysical and Core Laboratories.

We believe that the primary competitors in our commercial graphics business segment are Ricoh, Xante, Gerber Scientific, iSys Group, Cypress Tech. and Atlantek, as well as alternative technologies such as inkjet printing. Also, as we advance the resolution capabilities of direct thermal technology, we expose ourselves to additional competitors in the more traditional wet-film imagesetting marketplace.

Suppliers

A Japanese manufacturer unaffiliated with us is currently the only supplier (the “Japanese Supplier”) of wide format thermal printheads that we use to manufacture our wide format thermal imaging equipment. Over the years we have experienced some quality control issues with these printheads and have returned significant quantities of these products to the Japanese Supplier for repair, testing and quality assurance review. We are also aware that the Japanese Supplier is experiencing operating difficulties and consider it possible that such supplier may be forced to dispose of or discontinue this line of business. In this regard, we have publicly available information as to the Japanese Supplier that it has incurred significant operating losses in recent periods. We are not presently experiencing any significant supply or quality control problems with the Japanese Supplier. However, unforeseen problems with the Japanese Supplier, if they develop, could have a significant effect on our ability to meet future production and sales commitments. If the Japanese Supplier were to discontinue supplying these printheads or was unable or unwilling to supply printheads in sufficient quantities to meet our requirements, our ability to compete in the thermal imaging marketplace could be severely damaged, adversely affecting our financial performance. We are not able to evaluate the implications, if any, of that situation at present. We believe we maintain an adequate inventory of these printheads to continue production for two to six months should our source of supply be disrupted.

Our Former Primary Film Supplier had been the primary manufacturer of the dry thermal film used by our customers in the thermal imaging equipment we sell. On July 3, 2002, the Former Primary Film Supplier filed a Chapter 11 reorganization petition in Federal Bankruptcy Court for the Western District of New York. Around that time, the Former Primary Film Supplier advised us that, in connection with its bankruptcy filing, it was seeking a buyer for its business that would assume its relationship and contracts with us, and it was our intention to cooperate in such efforts to the extent our on-going interest could be served thereby. We no longer believe that a buyer can be found to operate the Former Primary Film Supplier’s business.

During the fiscal year ended September 30, 2003, the Former Primary Film Supplier failed to meet substantially all of our purchase orders and has ceased providing us with dry thermal film. As a result, we are currently purchasing a large quantity of dry thermal film from our Other Film Supplier and we are using the technology we purchased from the Former Primary Film Supplier to manufacture dry thermal film internally. Except for the Other Film Supplier, we know of no other source for dry thermal film that performs well in our thermal imaging equipment.

If we are unable to economically manufacture dry thermal film internally using the technology we purchased from our Former Primary Film Supplier or if our Other Film Supplier were to discontinue supplying dry thermal film or became unable to supply dry thermal film in sufficient quantities to meet our requirements, our ability to compete in the thermal imaging marketplace could be severely damaged, adversely affecting our financial performance.

Product Manufacturing

Our manufacturing and product assembly operations consist of machining or molding the necessary component parts, configuring these parts along with components received from various vendors and assembling a final product. With regards to dry thermal film, we mix and react various chemicals to formulate a reactive layer that is then coated onto a clear polyester film. The film is then coated with a protective topcoat that produces the final product. Upon completion, we test our final products to the functional and environmental extremes of product specifications and inspect the products for quality assurance. We normally manufacture and ship based on customer orders and therefore, typically do not maintain significant inventories of finished goods.

Markets and Customers

Our principal seismic customers are seismic contractors, many of which are at present experiencing significantly lessened demand for their services and consequently financial difficulties, and major independent and government-owned oil and gas companies that either operate their own seismic crews or specify seismic instrument and equipment preferences to contractors. Our commercial graphics customers primarily consist of direct users of our equipment as well as specialized resellers that focus on the newsprint, silkscreen and corrugated box printing industries.

Intellectual Property

We seek to protect our intellectual property by means of patents, trademarks, trade secrets and other measures. Although we do not consider any single patent essential to our success, we consider our patent regarding our marine seismic cable retrieval devices to be of particular value to us. This patent is scheduled to expire in 2012. We have dry thermal film technology patents that expire at varying dates beginning in 2013.

Research and Development

We expect to incur significant future research and development expenditures aimed at the development of additional seismic data acquisition products used for high definition reservoir characterization in both land and marine environments. For a summary of our research and development expenditures over the past five years, see Item 6, Selected Consolidated Financial Data, contained in Part II to this Report on Form 10-K.

Employees

As of September 30, 2003 we employed approximately 650 people on a full-time basis, of which approximately 253 were employed in the United States. We have never experienced a work stoppage and consider our relationship with our employees to be satisfactory. Our employees are not unionized.

Financial Information by Geographic Area

For a discussion of financial information by geographic area, see Note 17 to the Consolidated Financial Statements contained in this Report on Form 10-K.

Item 2. Properties

As of September 30, 2003, our operations included the following locations:

Location	Owned/Leased	Approximate Square Footage	Use
Houston, Texas	Owned	208,000	(1)
Stafford, Texas	Owned	20,000	(2)
Houston, Texas	Owned	77,000	(3)
Houston, Texas	Leased	58,000	(4)
Houston, Texas	Owned	18,000	(5)
Ufa, Bashkortostan, Russia	Owned	120,000	Manufacturing
Ufa, Bashkortostan, Russia	Owned	41,000	Manufacturing
Calgary, Alberta, Canada	Owned	21,000	Sales and service
Luton, Bedfordshire, England	Owned	8,000	Sales and service

We believe that our facilities are adequate for our current and immediately projected needs.

(1)	This property is located at 7007 Pinemont Drive in Houston, Texas (the “Pinemont Facility”). It was purchased in September 2003 at a cost of $3.8 million, $3.0 million of which was financed by a 7-year mortgage. The Pinemont Facility is currently being refurbished and modified for our needs at an estimated cost of $0.8 million. The Pinemont Facility will eventually consolidate in one location all manufacturing, engineering, and selling and marketing and administrative activities for OYO Geospace in the United States. The Pinemont Facility will also serve as OYO Geospace’s world-wide headquarters. Such consolidation is a critical element in our strategic restructuring initiative aimed at making our operations more efficient in the face of continuing pricing pressure on our traditional seismic businesses.
(2)	This property was utilized as our world-wide headquarters and for certain research and development operations. These operations were relocated to the Pinemont Facility in November 2003. We are seeking to sell this property.
(3)	This property contains a manufacturing operation and certain support functions. We are in the process of relocating such operations to the Pinemont Facility and expect to conclude such relocation in December 2003. We plan to lease or sell this facility depending on local real estate market conditions and other factors.
(4)	This property serves as a manufacturing operation. We are in the process of relocating this operation to the Pinemont Facility. The lease for this property expires on December 31, 2003 and will not be renewed.
(5)	This property served as a manufacturing operation. We transferred this operation to the Pinemont Facility in November 2003 and the property was sold on December 1, 2003.

Item 3. Legal Proceedings

From time to time we are a party to what we believe is routine litigation and proceedings that may be considered as part of the ordinary course of our business. We are not aware of any current or pending litigation or proceedings that could have a material adverse effect on our results of operations, cash flows or financial condition, although we continue to monitor developments in the bankruptcy proceeding by our Former Primary Film Supplier and its existing claim against us as is described in the section entitled “Business—Company Overview—Commercial Graphics Industry” contained in this Report on Form 10-K.

In the course of shipping several heavy reels of undersea sensor cable to the North Sea pursuant to a contract with a major oil company, the reels were mishandled by a third party during discharge from the vessel. Our customer then rejected the cables. We have made a claim in the amount of $1.7 million with the insurance company writing the policy covering the cargo during transit. To date, the insurance company is still conducting its due diligence and has not accepted or rejected our claim. In the event we are unable to reach an accommodation with the insurance company, we are prepared to bring suit to enforce our rights under the policy.

Item 4. Submission of Matters to Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the Nasdaq National Market under the symbol “OYOG”. On November 30, 2003, there were approximately 59 holders of record of our common stock.

The following table presents the range of high and low bid quotations for our common stock during the two fiscal years ended September 30, 2003 and September 30, 2002, as reported by The NASDAQ Stock Market, Inc.

	Low	High
Year Ended September 30, 2003:
Fourth Quarter	$10.06	$13.75
Third Quarter	9.50	14.00
Second Quarter	6.72	9.50
First Quarter	7.60	12.95

Year Ended September 30, 2002:
Fourth Quarter	$9.60	$16.00
Third Quarter	8.75	14.20
Second Quarter	11.95	14.98
First Quarter	9.75	15.25

Historically, we have not paid dividends, and we do not intend to pay cash dividends on our common stock in the foreseeable future. We presently intend to retain earnings for use in our business, with any future decision to pay cash dividends dependent upon our growth, profitability, financial condition and other factors the Board of Directors may deem relevant. Our existing credit agreement also has covenants which materially limit our ability to pay dividends. For a more complete discussion of our credit agreement, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources” contained in this Report on Form 10-K.

The following equity plan information is provided as of September 30, 2003

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	729,300	$12.89	80,605

Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A

Item 6. Selected Consolidated Financial Data

The following table sets forth certain selected historical financial data on a consolidated basis. The selected consolidated financial data was derived from our consolidated financial statements. The selected consolidated financial data should be read in conjunction with our consolidated financial statements appearing elsewhere in this Form 10-K.

	Year Ended September 30,
	2003	2002	2001	2000	1999
	(in thousands, except share and per share amounts)
Statement of Operations Data:
Sales	$50,854	$65,049	$63,618	$53,474	$42,031
Cost of sales	38,337	46,484	42,957	39,042	25,536

Gross profit	12,517	18,565	20,661	14,432	16,495
Operating expenses:
Selling, general and administrative	11,273	11,538	12,528	10,090	9,682
Research and development	5,226	5,347	6,277	6,146	6,246
Impairment of assets	—	1,246	—	—	—

Total operating expenses	16,499	18,131	18,805	16,236	15,928

Income (loss) from operations	(3,982)	434	1,856	(1,804)	567
Other income (expense), net	69	(770)	(226)	41	84

Income (loss) before income taxes, minority interest and extraordinary gain	(3,913)	(336)	1,630	(1,763)	651
Income tax expense (benefit)	(1,399)	(857)	292	(572)	(187)

Income (loss) before minority interest, and extraordinary gain	(2,514)	521	1,338	(1,191)	838
Minority interest	(19)	(88)	—	—	—

Income (loss) before extraordinary gain	(2,533)	433	1,338	(1,191)	838
Extraordinary gain, net of tax of $85	—	686	—	—	—

Net income (loss)	$(2,533)	$1,119	$1,338	$(1,191)	$838

Basic earnings (loss) per share:
Income (loss) before extraordinary gain	$(0.46)	$0.08	$0.24	$(0.22)	$0.16
Extraordinary gain	—	0.12	—	—	—

Net income (loss) per share	$(0.46)	$0.20	$0.24	$(0.22)	$0.16

Diluted earnings (loss) per share:
Income (loss) before extraordinary gain	$(0.46)	$0.08	$0.24	$(0.22)	$0.15
Extraordinary gain	—	0.12	—	—	—

Net income (loss) per share	$(0.46)	$0.20	$0.24	$(0.22)	$0.15

Weighted average shares outstanding—Basic	5,550,216	5,535,979	5,489,251	5,431,901	5,384,530
Weighted average share outstanding—Diluted	5,550,216	5,547,774	5,598,597	5,431,901	5,449,404

Other Financial Data:
Depreciation, amortization and stock-based compensation	$4,268	$4,852	$4,444	$4,014	$4,319
Capital expenditures	6,045	4,729	4,909	6,004	3,656

	As of September 30,
	2003	2002	2001	2000	1999
	(in thousands)
Balance Sheet Data:
Working capital	$24,937	$28,130	$27,891	$28,505	$32,231
Total assets	71,435	68,126	73,000	65,108	63,419
Short-term debt	5,889	714	1,033	198	169
Long-term debt	6,232	3,544	3,772	3,984	4,182
Stockholders’ equity	52,471	54,129	52,791	50,709	51,398

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the major elements of our consolidated financial statements. You should read this discussion and analysis together with our consolidated financial statements and accompanying notes and other detailed information appearing elsewhere in this Form 10-K. The discussion of our financial condition and results of operations includes various forward-looking statements about our markets, the demand for our products and services and our future plans and results. These statements are based on assumptions that we consider to be reasonable, but that could prove to be incorrect. For more information regarding our assumptions, you should refer to the section entitled “Forward-Looking Statements and Risks” contained in this Item 7.

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

During our fiscal year ended September 30, 2002, we delivered a reservoir characterization and monitoring system to a major oil company, for installation in one of its fields in the North Sea. In accordance with the terms of the contract, we recognized $15.8 million of revenues in our fiscal year ended September 30, 2002 and $2.5 million of revenues in our fiscal year ended September 30, 2003. The contract provides for additional revenue of $3.6 million based upon the sucessful performance of the system through December 31, 2003. Provided the system continues to perform sucessfully through December 31, 2003, we will recognize such revenue in the first quarter of fiscal year 2004. All costs related to this sale, including estimated costs for warranty and delivery, were recorded in the fiscal year ended September 30, 2002.

We believe that our reservoir characterization systems, including the system referenced above, are important new technologies in our industry and our ability to develop and market them will be a key determinant of our success in the future.

Commercial Graphics

Our entry into the commercial graphics business occurred in 1995 as we leveraged our thermal imaging product technology, originally designed for seismic data processing applications, into new markets. With minor product modifications, we were successful in adapting these products for use in the commercial graphics industry.

Our commercial graphics business segment manufactures and sells thermal imaging equipment and distributes dry thermal film primarily to the screen print, point of sale, signage and textile market sectors. Our thermal imaging equipment is capable of producing data images ranging in size from 12 to 54 inches wide, with resolution ranging from 400 to 1,200 dpi. This business segment has some sales to customers in the seismic industry.

Results of Operations

We report and evaluate financial information for two segments: Seismic and Commercial Graphics.

Summary financial data by business segment follows (in thousands):

	Years Ended
	September 30, 2003	September 30, 2002	September 30, 2001
Seismic
Net sales	$37,619	$51,800	$50,433
Operating income (loss)	(833)	4,311	5,381

Commercial Graphics
Net sales	13,333	13,490	13,557
Operating income (loss)	231	(399)	27

Corporate
Net sales	—	—	—
Operating (loss)	(3,380)	(3,336)	(3,552)

Eliminations
Net sales	(98)	(241)	(372)
Operating (loss)	—	(142)	—

Consolidated Totals
Net sales	50,854	65,049	63,618
Operating income (loss)	(3,982)	434	1,856

Overview

As discussed under “Item 2. Properties”, we purchased the Pinemont Facility, having 208,000 square feet, which will house our worldwide headquarters and all U.S. manufacturing, engineering, selling, marketing, and administrative activities. We have begun the move into such facility and expect it to be completely occupied by early 2004. The purchase price for the Pinemont Facility was $3.8 million, of which $3.0 million was financed by a 7-year mortgage. We expect to incur $0.8 million of capitalized costs for the remodeling of the facility. In addition, we expect to incur charges of $0.4 million in the first quarter of fiscal year 2004 to relocate our operations into the Pinemont Facility. We sold one of our former facilities in December 2003, and we will allow a lease to expire on December 31, 2003 on another facility, and will hold our remaining facilities in Texas for sale or lease. At September 30, 2003, the net book value of assets to be sold or leased was $6.8 million. We expect the results of the move and restructuring to be the elimination of substantial manufacturing and operating expenses in future periods, which should easily offset the one-time costs of the move and justify the capital expenditures made with respect to the Pinemont Facility.

Fiscal Year 2003 Compared to Fiscal Year 2002.

Consolidated net sales for the year ended September 30, 2003 decreased $14.2 million, or 21.8% from fiscal year 2002. The decrease in net sales resulted primarily from the prior fiscal year containing a $15.8 million sale of a reservoir characterization and monitoring system compared to only $2.5 million of similar sales in fiscal year 2003. In addition, sales of our marine-based seismic products also declined significantly during fiscal year 2003, partially offset by increased sales of our new offshore cable products and certain land-based seismic products. Due to the continued soft demand for traditional seismic equipment, we expect these sales to remain weak in the near term. However, we also expect continued growth and acceptance of our new deepwater reservoir characterization and our offshore cable products, although we cannot predict the exact timing thereof or the periods in which we will specifically see growth and acceptance of these products.

Consolidated gross profits for the year ended September 30, 2003 decreased by $6.0 million, or 32.6% from fiscal year 2002. The lower gross profits in fiscal year 2003 are primarily the result the large sale of a reservoir characterization and monitoring system in fiscal year 2002, which yielded a higher than average gross profit margin. In addition, we recorded charges of $0.7 million in fiscal year 2003 to write-off defective dry thermal film inventories and obsolete borehole seismic assets. Finally, competitive pricing pressures in the seismic industry resulting from manufacturing over-capacity and the under-absorption of fixed manufacturing costs are expected to continue to have an unfavorable impact upon the gross profit margins we realized from sales of our traditional seismic products. In light of the current environment, we are taking steps to consolidate and reorganize our manufacturing operations in order to improve our gross profit margins.

Consolidated operating expenses for the year ended September 30, 2003 decreased $1.6 million, or 9.0% from fiscal year 2002. The prior year period includes a $1.2 million asset impairment charge relating to the bankruptcy of the Former Primary Film Supplier. Excluding the asset impairment charge, our operating expenses for fiscal year 2003 decreased $0.4 million, or 2.2% from fiscal year 2002, primarily due to the lower level of sales and actions taken to reduce operating costs in response to current market conditions. We are undertaking additional cost-cutting actions to consolidate and reorganize our business operations in an effort to increase efficiency.

The United States statutory tax rate for the periods reported was 34%. The effective tax rate for the year ended September 30, 2003 was 35.8% compared to an effective tax rate of 255.1% (benefit) in fiscal year 2002. The fiscal year 2002 benefit primarily resulted from the resolution of contingent tax matters and extraterritorial income deductions. During the fiscal year 2003, we filed amended tax returns for certain prior year periods and also completed our fiscal 2002 federal tax filing. Upon completion of such filings, we identified $0.8 million of additional tax benefits that are available for possible use in future periods. These additional benefits are related to foreign tax credits. Based upon the current seismic industry environment and our projections of future taxable income, we have reviewed our deferred tax assets and recorded a valuation allowance of approximately $0.8 million against the foreign tax credits. Including the valuation allowance, we have net deferred tax assets of $3.1 million at September 30, 2003. We will continue to evaluate our deferred tax position on a regular basis to determine whether additions to or reversal of a valuation is needed. Further operating losses could result in additional valuation allowances being recorded in future periods.

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

Our consolidated gross profits for fiscal year 2002 decreased by $2.1 million, or 10.1%, from fiscal year 2001. While the sale of the reservoir characterization system to a major oil company had a favorable impact on our consolidated gross profits and gross profit margins, the continued depressed state of the seismic industry adversely affected gross profit margins for our land-based seismic products. In response to these market conditions, we recorded a charge of $0.9 million in fiscal year 2002 to reflect the impairment of slow moving inventories and the underutilization of certain manufacturing plant assets.

Our consolidated operating expenses for fiscal year 2002 decreased $0.7 million, or 3.6%, from fiscal year 2001. Included in our consolidated operating expenses for fiscal year 2002 is a $1.2 million impairment charge related to the Chapter 11 reorganization petition filed by our Former Primary Film Supplier. In this regard, see the discussion in Note 18 to the Consolidated Financial Statements included in this Report on Form 10-K and “Business—Company Overview—Commercial Graphics Industry”. Excluding the impact of the impairment charge, our consolidated operating expenses for fiscal year 2002 decreased by $1.9 million, or 10.2%, from the prior fiscal year.

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

Fiscal Year 2003 Compared to Fiscal Year 2002.

Net Sales

Sales of our seismic products for fiscal year 2003 decreased $14.2 million, or 27.4% from fiscal year 2002. The decrease in sales principally resulted from fiscal year 2002 containing a $15.8 million sale of a large deepwater reservoir characterization and monitoring system compared to only $2.5 million of similar sales in fiscal year 2003. In addition, sales of our marine-based seismic products also declined significantly during fiscal year 2003, partially offset by increased sales of our new offshore cable products and certain land-based seismic products.

Operating Income (Loss)

Operating income (loss) for fiscal year 2003 decreased $5.1 million, or 119.3% from fiscal year 2002. The decrease is primarily attributable to the gross profit associated with the $15.8 million sale of the deepwater reservoir characterization and monitoring system in fiscal year 2002. In addition, the decline in sales and gross profits from our higher profit margin marine-based seismic products unfavorably impacted our operating income (loss) in fiscal year 2003.

Fiscal Year 2002 Compared to Fiscal Year 2001.

Net Sales

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

Fiscal Year 2003 Compared to Fiscal Year 2002.

Net Sales

Sales of our commercial graphics products for fiscal year 2003 decreased $0.2 million, or 1.2% from fiscal year 2002. The decrease in sales primarily resulted from a decline in sales of equipment and accessories, partially offset by increasing sales of dry thermal film.

Operating Income (Loss)

Our operating income for fiscal year 2003 increased $0.6 million from fiscal year 2002. Fiscal year 2002 included a $1.2 million asset impairment charge relating to the bankruptcy of Former Primary Film Supplier. Excluding the $1.2 million asset impairment charge in fiscal 2002, our operating income in fiscal 2003 decreased $0.6 million. This reduction in operating income primarily resulted from (i) increased manufacturing and operating costs associated with the self-manufacture of dry thermal film, including the write-off of $0.6 million of defective dry thermal film inventories, (ii) increased research and development expenses associated with a newly introduced 1200 dpi thermal imaging device and (iii) amortization expenses resulting from the $2.3 million purchase of intellectual property from our Former Primary Film Supplier (see “Item 1. Business—Company Overview”) in April 2002 (being amortized on a straight basis over five years).

Fiscal Year 2002 Compared to Fiscal Year 2001.

Net Sales

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

Operating Income

Operating income for fiscal year 2002 decreased $0.4 million from fiscal year 2001. Our operating loss in fiscal year 2002 was 3.0% of total sales compared to operating income of 0.2% of total sales in fiscal year 2001. The fiscal year 2002 results include an impairment charge of $1.2 million related to the bankruptcy filing of the Former Primary Film Supplier. Excluding the impairment charge, operating income for the fiscal year 2002 would be $0.8 million, an increase of $0.8 million over fiscal year 2001. The increase in operating income is due to increased sales of dry thermal film products and the impact of our acquisition of substantially all of the assets of EcoPRO.

Acquisitions

OYO-GEO Impulse International, LLC

Effective November 8, 2001, we increased our equity ownership from 44% to 85% in OYO-GEO Impulse, a Russian joint venture we formed more than ten years ago with Geophyspribor Ufa Production Association, Bank Vostock and Chori Co., Ltd. Upon the effectiveness of the increase in ownership, the operating results of the reorganized entity were consolidated with those of our company. At that time, Geophyspribor Ufa Production Association and Chori Co., Ltd. continued as minority shareholders of OYO-GEO Impulse.

In exchange for the additional equity ownership, we forgave a debt of $1.2 million owed to us by OYO-GEO Impulse. At the time of the acquisition, the debt owed to us and a related prior equity investment had been written-off due to prior concerns regarding realization of those assets. As a result, these assets had no carrying value in our financial statements. In connection with this acquisition, we recorded an extraordinary gain of $686,000, net of income taxes of $85,000. This extraordinary gain represents the negative goodwill that resulted from the acquisition of the additional equity interest of OYO-GEO Impulse. Accounting principles generally accepted in the United States require negative goodwill resulting from new business combinations to be recorded as an extraordinary gain.

On September 12, 2003, we purchased for $164,000 an additional 12% ownership interest in OYO-GEO Impulse from Geophyspribor Ufa Production Association, thereby increasing our ownership interest to 97%. Chori Co., Ltd. continues as a 3% minority shareholder of OYO-GEO Impulse.

Based in Ufa, Bashkortostan, Russia, OYO-GEO Impulse has been in operation since 1990, manufacturing sensors for the Russian seismic marketplace. At September 30, 2003, OYO-GEO Impulse owned two facilities in Ufa containing a total of 161,000 square feet and employed approximately 357 people. Our seismic equipment manufacturing operation in Houston is managing the expansion of OYO-GEO Impulse’s operations to produce international-standard sensors and additional products that will broaden its market scope.

EcoPRO Imaging

In February 2001, we acquired the operating assets and business of EcoPRO for $1.9 million of cash from the Former Primary Film Supplier. The EcoPRO business distributes EcoPRO brand name thermal imagers and dry thermal film. The operations of the EcoPRO business were combined with our other commercial graphics operations.

Liquidity and Capital Resources

At September 30, 2003, we had $0.7 million in cash and cash equivalents. For the fiscal year ended September 30, 2003, we used approximately $2.6 million of cash used in operating activities principally resulting from our net loss of $2.5 million, which included a $1.0 million deferred tax benefit. In addition, we increased our inventories by $1.1 million principally for completed orders awaiting shipment and to build ample stocks of dry thermal film. We increased our prepaid expenses by $1.5 million, primarily reflecting an outstanding insurance claim for goods damaged in transit to a customer (see Item 3. Legal Proceedings). We decreased our accounts payable by $1.2 million as a result of a recent decline in purchases of raw material inventories. Finally, we reduced our income taxes payable by $1.1 million primarily related to the payment of foreign income taxes. Such uses of cash were offset by a $4.3 million charge for depreciation and amortization, a $2.4 million decrease in accounts and notes receivable due to a decline in sales, and a $1.0 million decrease in accrued expenses and other items.

For the year ended September 30, 2003, we used approximately $6.2 million of cash in investing activities, principally consisting of $6.0 million of capital expenditures and a $0.2 million investment in OYO-GEO Impulse. Included in the capital expenditures is a $3.8 million investment in the new Pinemont Facility in September 2003.

For the year ended September 30, 2003, cash from financing activities increased approximately $7.9 million, consisting of $4.9 million of borrowings under our credit facility and $3.0 million of mortgage borrowings to purchase the Pinemont Facility. We estimate that our capital expenditures in fiscal year 2004 will range from $2.0 to $3.0 million, which we expect to fund through operating cash flows and borrowings under our credit facility as needed.

At September 30, 2002, we had $1.5 million in cash and cash equivalents. For the fiscal year ended September 30, 2002, we generated approximately $6.5 million of cash in operating activities principally resulting from our net income of $1.1 million and adjustments of $6.1 million of net non-cash charges for depreciation, amortization and impairment charges. In addition, our inventories decreased $7.6 million principally as a result of the sale of a reservoir characterization and monitoring system to a major oil company. Such cash flows were offset by $6.7 million of increases in other working capital accounts, including an increase in accounts receivable and decreases in accounts payable, accrued expenses and deferred revenue. Approximately $3.8 million of our accounts receivable at September 30, 2002 resulted from the sale of a reservoir characterization and monitoring system to a major oil company. Such receivable was collected in monthly installments through June 2003. Accounts payable decreased $1.0 million primarily due to decreased purchases of raw materials, resulting from lower activity in our land-based seismic equipment business. The decrease in deferred revenues primarily resulted from the revenue recognition of $4.9 million of deferred revenues in connection with the sale of the reservoir characterization and monitoring system.

For the fiscal year ended September 30, 2002, we used $5.5 million of cash and cash equivalents in investing activities, consisting of $4.7 million of capital expenditures, and a $2.3 million purchase of intellectual property rights from the Former Primary Film Supplier, offset by proceeds of $0.6 million from the sale of fixed assets and $0.9 million of cash we consolidated into our balance sheet in connection with the acquisition of an additional equity interest in OYO-GEO Impulse.

We used $0.5 million of cash for financing activities for the fiscal year ended September 30, 2002, reflecting net borrowings of $0.3 million under our credit facility, and $0.2 million for the repayment of long-term debt.

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

Under our credit agreement with a bank, at present, we can borrow up to $10.0 million secured by our accounts receivable and inventories (the “Credit Agreement”). However, the Credit Agreement, as amended, expires in January 2004. Borrowings under the Credit Agreement are subject to borrowing base restrictions based on (i) consolidated net income plus consolidated interest expense, income taxes, depreciation and amortization (“EBITDA”) and (ii) levels of eligible accounts receivable, notes receivable and inventories. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial amounts and contains other covenants customary in agreements of this type. As a result of operating losses through September 30, 2003, we failed to meet certain covenants for the year ended September 30, 2003, relating to the maintenance of specified ratios of EBITDA to interest expense and senior debt to EBITDA. We received a waiver of these covenant violations from our bank as of such date in consideration for a fee of $10,000, the exclusion of eligible notes receivable from our borrowing base and an increase in interest rates for future borrowings. On August 11, 2003, our LIBOR-based borrowing rate increased by 1.0% and, effective October 1, 2003, our prime-based borrowing rate increased by 1.0%. As of September 30, 2003 there were borrowings of $5.4 million outstanding under the Credit Agreement, and additional borrowings available under the Credit Agreement of $4.6 million. Our borrowing interest rate at September 30, 2003 was 4.6% for our LIBOR-based borrowings and 4.0% for our prime-based borrowings.

We are seeking to extend the credit facility with our existing lender and expect to be able to do so, but have no assurances that we will be able to do so. We anticipate that the existing cash balance as of September 30, 2003, cash flow from operations and borrowing availability under our existing credit facility, assuming it is extended, or borrowing availability under a new credit facility will provide adequate cash flows and liquidity for fiscal year 2004. We expect that the liquidity from such amounts and cash flows from operations in fiscal year 2004 will satisfy the capital expenditures, scheduled debt payments, and operational budgets for the upcoming year.

A summary of future payments owed for contractual obligations and commercial commitments as of September 30, 2003 are shown in the table below (in thousands):

	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Contractual Obligations:
Long-term debt	$6,697	$465	$849	$957	$4,426
Operating leases	76	64	9	3	—

Total contractual obligations	6,773	529	858	960	4,426

Commercial Commitments:
Lines of Credit	5,424	5,424	—	—	—

Total Contractual Obligations and Commercial Commitments	$12,197	$5,953	$858	$960	$4,426

We believe that the combination of existing cash reserves, cash flows from operations and borrowing availability under our existing credit facility, assuming it is extended, or borrowing availability under a new credit facility, should provide us sufficient capital resources and liquidity to fund our planned operations through fiscal year 2004. However, there can be no assurance that we will be able to successfully extend our existing credit facility or that such sources of capital will be sufficient to support our capital requirements in the long-term, and we may be required to issue additional debt or equity securities in the future to meet our capital requirements. There can be no assurance we would be able to issue additional equity or debt securities in the future on terms that are acceptable to us or at all.

Off-Balance Sheet Arrangements

We do not have any obligations which meet the definition of an off-balance sheet arrangement and which have or are reasonably likely to have a material effect on our financial statements.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We consider many factors in selecting appropriate operational and financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. We continually evaluate our estimates, including those related to bad debt reserves, inventory obsolescence reserves, self-insurance reserves, product warranty reserves, intangible assets and deferred income tax assets. We base our estimates on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different conditions or assumptions.

Revenue is primarily derived from the sale, and short-term rental under operating leases, of seismic instruments and equipment and commercial graphics products. Sales revenues are generally recognized when our products are shipped and title and risk of loss have passed to the customer. Rental revenues are recognized as earned over the rental period. Rentals of our equipment are short term and generally range from daily rentals to rental periods of up to six months. Products are generally sold without any customer acceptance provisions and our standard terms of sale do not allow customers to return products for credit. Most of our products do not require installation assistance or sophisticated instruction. We offer a standard product warranty obligating us to repair or replace equipment with manufacturing defects. We maintain a reserve for future warranty costs based on historical experience. We record a write-down of inventory when the cost basis of any item (including any estimated future costs to complete the manufacturing process) exceeds its net realizable value.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. We adopted the provisions of SFAS 141 effective October 1, 2001. Among the provisions of SFAS 141 is the requirement to record as an extraordinary gain all negative goodwill resulting from new business combinations. As a result, we recorded an extraordinary gain of $686,000, net of income taxes of $85,000, relating to our acquisition of an additional equity interest in OYO-GEO Impulse in November 2001.

Also in July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment. Intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives; however, no maximum life applies. We adopted the provisions of SFAS 142 effective October 1, 2002. At September 30, 2003, we had goodwill, net of accumulated amortization, of $1.8 million. Adoption of SFAS 142 resulted in a $165,000 reduction of amortization expense for the year ended September 30, 2003.

In August 2001, the FASB issued SFAS No. 143—“Accounting for Asset Retirement Obligations”. This statement requires us to recognize the fair value of a liability associated with the cost we would be obligated to incur in order to retire an asset at some point in the future. The liability would be recognized in the period in which it is incurred and can be reasonably estimated. The standard is effective for fiscal years beginning after June 15, 2002. We adopted this standard effective October 1, 2002. The adoption of SFAS No. 143 did not have a material effect on our financial position and results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”. SFAS No. 144 develops an accounting model, based upon the framework established in SFAS No. 121, for long-lived assets to be disposed of by sales. The accounting model applies to all long-lived assets, including discontinued operations, and it replaces the provisions of APB Opinion No. 30, “Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for disposal of segments of a business. SFAS No. 144 requires long-lived assets held for disposal to be measured at the lower of carrying amount or fair values less costs to sell, whether reported in continuing operations or in discontinued operations. The statement is effective for fiscal years beginning after December 15, 2001. We adopted this standard effective October 1, 2002. The adoption of SFAS No. 144 did not have a material effect on our financial position and results of operations.

In April 2002, the FASB issued SFAS No. 145, “Recission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This statement clarifies guidance related to the reporting of gains and losses from extinguishment of debt and resolves inconsistencies related to the required accounting treatment of certain lease modifications. The provisions of this statement relating to extinguishment of debt became effective for financial statements issued for fiscal years beginning after May 15, 2002. The provisions of this statement relating to lease modification are effective for transactions occurring after May 15, 2002. We adopted this standard effective October 1, 2002. The adoption of SFAS No. 145 did not have a material effect on our financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement revises the accounting and reporting for costs associated with exit or disposal activities to be recognized when a liability for such costs is incurred rather than when the entity commits to an exit plan. SFAS No. 146 is effective for exit or disposal activities initiated after June 30, 2003. Adoption of SFAS No. 146 did not have a material effect on our financial position and results of operations.

On November 25, 2002, the FASB issued FASB interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies (FAS 5), relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. We are implementing the disclosure requirements of this standard this year and will disclose the measurement and other provisions of FIN 45 in our fiscal year 2004 financial statements; this disclosure has been included in Note 1 to the Consolidated Financial Statements. We offer a standard product warranty obligating us to repair or replace equipment with manufacturing defects. We maintain a reserve for future warranty costs based on historical experience.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation and Disclosure—an amendment of FASB Statement No. 123”. This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative transition methods for a voluntary change to the fair value of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of FASB Statement No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. At September 30, 2003, we had two stock-based employee compensation plans. We account for the plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost has been reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In its October 29, 2003 meeting, the FASB voted to make the expensing of stock options mandatory beginning in 2005. The guidance regarding this change is expected to be released in early 2004. Additionally, the FASB voted to specify the approach that companies can use in making the transition to the expensing of options, allowing companies to include previously granted unvested options in their calculations as well as the ones granted in the current year. When the rules are finalized, we will evaluate the impact on our financial position, results of operations and cash flows.

The FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which we adopted effective January 31, 2003. This statement addresses the consolidation of variable interest entities (“VIEs”) by business enterprises that are primary beneficiaries thereof. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise that has the majority of the risks or rewards associated with the VIE. We believe we have no material interests in VIEs that will require disclosure or consolidation under FIN 46.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. Statement 149 amends and clarifies financial accounting and reporting of derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on our financial position and results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” SFAS No. 150 specifies that freestanding financial instruments within its scope constitute obligations of the issuer and that, therefore, the issuer must classify them as liabilities. Such freestanding financial instruments include mandatory redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets, and certain obligations to issue a variable number of shares. SFAS No. 150 is effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS No. 150 is effective at the beginning of the third quarter of 2003. The adoption SFAS No. 150 did not have a material effect on our financial position or results of operations.

Forward-Looking Statements and Risks

Certain of the statements we make in this document and in documents incorporated by reference herein, including those made under the captions “Business”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in “Management’s Current Outlook”, which follows, are forward-looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such statements include projections of our expectations regarding our future capital expenditures, research and development expenses, expansion of product lines, growth of product markets and other statements that relate to future events or circumstances. These statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied by such forward-looking statements, including the risks and factors described below. You are cautioned to consider the following factors and risks in connection with evaluating any such forward-looking statements or otherwise evaluating an investment in our company.

Management’s Current Outlook.

Our estimates as to future results and industry trends, to the extent described in this document, are generally based on assumptions regarding the future level of seismic exploration activity and seismic reservoir monitoring projects and, in turn, their effect on the demand and pricing of our products and services. Our analysis of the market and its impact on us is based upon the following outlook for fiscal year 2004:

•	The impact of political conditions and hostilities around the world, including those of the Middle East, which may have a significant impact on the oil and gas commodity prices, will not cause a significant increase or further significant decrease in demand for our seismic products during fiscal year 2004.

•	On the other hand, political conditions and hostilities around the world, which have a significant impact on the oil and gas industry, will remain and present serious economic risks for our seismic business.

•	Customer consolidations, the ample supply of seismic data stored in libraries, and overall industry weakness will cause demand for our traditional land-based seismic products to remain at or below fiscal year 2003 levels.

•	Deep-water marine seismic exploration activity will remain constrained and sales of our marine-based products are expected to remain at or below fiscal year 2003 levels.

•	Our new high definition reservoir characterization products and services are expected to become more widely accepted by the industry. Sales in fiscal year 2004 are expected to be higher than fiscal year 2003 levels based on current order levels and pending quotations.

•	Sales of our new offshore cable products are expected to increase in fiscal year 2004.

•	Pricing for many of our land-based seismic products will continue to be subject to pressures due to industry-wide manufacturing over-capacity.

•	Demand for our products used in the commercial graphics industry is expected to increase slightly in fiscal year 2004 with continued market acceptance of our dry thermal film and new product introductions.

Our outlook is based on various macro-economic factors and our internal assessments, and actual market conditions could vary materially from those assumed.

Our New Products May Not Achieve Market Acceptance.

In recent years we have incurred significant expenditures to fund our research and development efforts and we intend to continue those expenditures in the future. However, research and development is by its nature speculative, and we cannot assure you that these expenditures will result in the development of new products or services or that any new products and services we have developed recently or may develop in the future will be commercially marketable or profitable to us.

In particular, we have incurred substantial expenditures to develop our recently introduced HDSeis™ product line for borehole and reservoir characterization applications. For a discussion of particular factors and risks relating to projects in the reservoir characterization area, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Industry Overview” in this Report on Form 10-K. We cannot assure you that we will realize our expectations regarding market acceptance and revenues from these products and services.

A Decline in Industry Conditions Could Affect our Projected Results.

Any unexpected material changes in oil and gas prices or other market trends that would impact seismic exploration activity would likely affect the forward-looking information contained in this document. In addition, the oil and gas industry is extremely volatile and subject to change based on political and economic factors outside our control. In fact, our results for fiscal year 2003 and results from our land based seismic activity in particular, were adversely affected by the downturn in the industry, particularly as the industry has continued to limit exploration activities and to be cautious in spending notwithstanding some improvements in, or some relative stabilization of, oil and gas commodity prices.

We May Experience Fluctuations in Quarterly Results of Operations.

Historically, the rate of new orders for our products has varied substantially from quarter to quarter. Moreover, we typically operate, and expect to continue to operate, on the basis of orders in hand for our products before we commence substantial manufacturing “runs”. Thus completion of orders, particularly large orders for deepwater reservoir characterization projects, can significantly impact the operating results and cash flow for any quarter, and results of operations for any one quarter may not be indicative of results of operations for future quarters.

Our Credit Risks Could Increase as our Customers Continue to Face Difficult Economic Circumstances.

We believe, and have assumed that our allowance for bad debts at September 30, 2003 is adequate in light of known circumstances. However, we cannot assure you that additional amounts attributable to uncollectible receivables and bad debt write-offs will not have a material adverse effect on our future results of operations. Many of our customers, particularly seismic contractors, have suffered from lower revenues and experienced liquidity challenges resulting from the economic difficulties throughout our industry. We have in the past incurred significant write-offs in our accounts receivable due to customer credit problems. We have found it necessary from time to time to extend trade credit and promissory notes to long-term customers and others where some risks of non-payment or late payment exist. Given recent industry conditions, some of our customers have experienced liquidity difficulties, which increases those credit risks.

Demand for Our Products is Volatile.

Demand for our products depends primarily on the level of worldwide oil and gas exploration activity. That activity, in turn, depends primarily on prevailing oil and gas prices and availability of seismic data. Historically, the markets for oil and gas have been volatile, and those markets are likely to continue to be volatile. Oil and gas prices are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond our control. These factors include the level of consumer demand, weather conditions, domestic and foreign governmental regulations, price and availability of alternative fuels, political conditions and hostilities in the Middle East and other significant oil-producing regions, foreign supply of oil and gas, prices of foreign imports and overall economic conditions. Continued low demand for our products could materially and adversely affect our results of operations and liquidity. For a further discussion on this, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Industry Overview”.

We Have a Relatively Small Public Float, and Our Stock Price May be Volatile.

We have approximately 2.4 million shares outstanding held by non-affiliates. This small float results in a relatively illiquid market for our common stock. Our average daily trading volume during fiscal year 2003 was approximately 2,500 shares. Our small float and daily trading volumes has in the past caused, and may in the future result in, greater volatility of our stock price.

Our Industry is Characterized by Rapid Technological Development and Product Obsolescence.

Our instruments and equipment are constantly undergoing rapid technological improvement. Our future success depends on our ability to continue to:

•	improve our existing product lines

•	address the increasingly sophisticated needs of our customers

•	maintain a reputation for technological leadership

•	maintain market acceptance

•	anticipate changes in technology and industry standards

•	respond to technological developments on a timely basis.

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

We Have a Limited Market.

In our seismic business segment, we market our products to contractors and large, independent and government-owned oil and gas companies. We estimate that, based on published industry sources, fewer than 30 seismic contracting companies are currently operating worldwide (excluding those operating in Russia and the former Soviet Union, India, the People’s Republic of China and certain Eastern European countries, where seismic data acquisition activity is difficult to verify). We estimate that fewer than ten seismic contractors are engaged in marine seismic exploration. Due to these market factors, a relatively small number of customers, some of whom are experiencing financial difficulties, have accounted for most of our sales. From time to time these seismic contractors have sought to vertically integrate and acquire our competitors, which has influenced their supplier decisions before and after such transactions. The loss of a small number of these customers for whatever reason could materially and adversely impact our sales. For a further discussion on this, see “Business—Markets and Customers”.

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

Our Foreign Marketing Efforts Face Additional Risks and Difficulties.

Net sales outside the United States accounted for approximately 60% of our net sales during fiscal year 2003. See Note 17 to the Consolidated Financial Statements contained in this Report on Form 10-K for further information on our sales outside of the United States. Substantially all of our sales from the United States are made in U.S. dollars, but from time to time we may make sales in foreign currencies and may, therefore, be subject to foreign currency fluctuations on our sales. In addition, net assets reflected on the balance sheets of our Russian, Canadian and U.K. subsidiaries are subject to currency fluctuations. Significant foreign currency fluctuations could adversely impact our results of operations.

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

We Rely on Key Suppliers for Significant Product Components.

A Japanese manufacturer unaffiliated with us is currently the only supplier (the “Japanese Supplier”) of wide format thermal printheads that we use to manufacture our wide format thermal imager equipment. Over the years we have experienced some quality control issues with such printheads and have returned significant quantities of these products to the Japanese Supplier for repair, testing and quality assurance review. We have publicly available information as to the Japanese Supplier that it has incurred significant operating losses in recent periods and consider it possible that such supplier may be forced to dispose of or discontinue this line of business. We are not at present experiencing any significant supply or quality control problems with the Japanese Supplier. However, unforeseen problems with the Japanese Supplier, if they develop, could have a significant effect on our ability to meet future production and sales commitments. If the Japanese Supplier were to discontinue supplying these printheads or was unable or unwilling to supply printheads in sufficient quantities to meet our requirements, our ability to compete in the thermal imaging marketplace could be severely damaged, adversely affecting our financial performance. We are not able to evaluate the implications, if any, of that situation at present. We believe we maintain an adequate inventory of certain printheads to continue production for two to six months should our source of supply be disrupted.

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

During fiscal year 2003, our Former Primary Film Supplier has failed to meet substantially all of our purchase orders and has ceased to provide us with dry thermal film. As a result, we are currently purchasing a large quantity of dry thermal film from our Other Film Supplier and we are using the technology we purchased from the Former Primary Film Supplier to manufacture dry thermal film internally. Except for our Other Film Supplier, we know of no other source for dry thermal film that performs well in our thermal imaging equipment.

If we are unable to economically manufacture dry thermal film internally using the technology we purchased from our Former Primary Film Supplier or if our Other Film Supplier were to discontinue supplying dry thermal film or were unable to supply dry thermal film in sufficient quantities to meet our requirements, our ability to compete in the thermal imaging marketplace could be severely damaged, adversely affecting our financial performance.

We Are Subject to Control by a Principal Stockholder.

OYO Corporation, a Japanese corporation, owns indirectly in the aggregate approximately 51.3% of our common stock. Accordingly, OYO Corporation, through its wholly owned subsidiary OYO Corporation U.S.A., is able to elect all of our directors and to control our management, operations and affairs. We currently have, and may continue to have, a variety of contractual relationships with OYO Corporation and its affiliates.

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

A General Downturn in the U.S. Economy in Fiscal 2004 May Adversely Affect our Business.

A general downturn in the U.S. economy in Fiscal 2004 could adversely affect our business in ways that we cannot yet identify. The economic downturn, which has been experienced for the last several years, may continue to adversely affect the demand for oil and gas generally or cause volitility in oil and gas prices and, therefore, adversely affect the demand for our services to the oil and gas industry and related service industry. It could also adversely affect the demand for consumer products, which could in turn adversely affect our commercial graphics business. To the extent these factors adversely affect other seismic companies in the industry, we could see an oversupply of products and services and continued downward pressure on pricing for seismic products and services that would also adversely affect us.

Sarbanes-Oxley Act of 2002.

In response to several high profile cases of accounting irregularities, the Sarbanes-Oxley Act of 2002 (“the Act”) was enacted into law on July 30, 2002. We are required to begin to comply with the annual requirements of Section 404 of the Act effective with its fiscal year beginning October 1, 2004. The Act, and rules promulgated thereunder, as well as new Nasdaq listing standards addressing corporate governance issues, endeavor to provide greater accountability and promote investor confidence by imposing specific corporate governance requirements, by requiring more stringent controls and certifications by corporate management and by utimately imposing new auditor attestations. The Act and new Nasdaq rules affect how audit committees, corporate management and auditors of publicly traded companies carry out their respective responsibilities and interact with each other and mandate composition of audit committees by independent directors. The Act will likely result in higher expenses for publicly traded companies as a result of higher audit and review fees, higher director fees, higher internal costs to document and test internal controls and higher legal fees. The Act, together with the financial scandals and difficult economic enviroment of recent years have also led to substantially increased premiums for director and officer liability insurance. These increased premiums for director and officer insurance will begin to affect us in the first quarter of fiscal year 2004 when we renew our coverage. These likely increased expenses will affect smaller public companies, like us, disproportionately from their effects on companies with larger revenue and operating income bases with which to absorb such increased costs.

We may not enjoy the expected benefits of our move to a new facility and other internal restructurings.

While we have recently purchased a large new facility to house all our existing U.S. operations and activities and have taken other measures, all with the expectation of improving our efficiency and margins, we cannot assure you that our efforts will be successful or that we will enjoy the full benefit of capital and operating expenditures incurred in connection with such measures.

We may not be able to extend or replace our existing credit agreement.

Our existing credit agreement with a bank expires in January 2004. While we are attempting to extend or replace our credit agreement, we have no assurance that we will be able to do so or to do so on terms that are commercially satisfactory to us. While we do not believe that we will experience any significant liquidity problems on account of the expiration of such credit agreement, we regard it as an important security measure to have in place an adequate credit arrangement to assure stability in our cash flow cycles, and the failure to extend or renew such credit agreement will lessen our security as to liquidity.

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

We do not have any market risk with respect to sensitive instruments entered into for trading purposes and have only very limited risk as to arrangements entered into other than for trading purposes. Further, we do not engage in commodity or commodity derivative instrument purchasing or selling transactions.

Foreign Currency Exchange Rate Risk

We purchase printheads from OYO Corporation, which purchases them from the Japanese Supplier, pursuant to terms under which such purchases are denominated in Japanese yen. We routinely attempt to hedge our currency exposure on these purchases by entering into foreign currency forward contracts with a bank. The purpose of entering into these forward hedge contracts is to eliminate variability of cash flows associated with foreign currency exchanges on amounts payable in Japanese yen. Our forward contracts with the bank are considered derivatives. Accounting principles generally accepted in the United States require that we record these foreign currency forward contracts on the balance sheet and mark them to fair value at each reporting date. Our aggregate dollar exposure to forward yen contracts usually does not exceed $0.5 million and such contracts ordinarily are settled within 10 months. Resulting gains and losses are reflected in income and were not material for our fiscal year ended September 30, 2003. At September 30, 2003, we had $0.4 million of yen denominated foreign currency forward contracts, and we had $0.4 million of yen-denominated accounts payable.

Foreign Currency and Operations Risk

We have a subsidiary located in Russia. Therefore, our financial results may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions in Russia or changes in Russia’s political climate. Our consolidated balance sheet at September 30, 2003 reflected approximately $1.2 million of net working capital related to our Russian subsidiary. This subsidiary both receives its income and pays its expenses primarily in rubles. To the extent that transactions of this subsidiary are settled in rubles, a devaluation of the ruble versus the U.S. dollar could reduce any contribution from our Russian subsidiary to our consolidated results of operations as reported in U.S. dollars. We do not hedge the market risk with respect to our operations in Russia; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of Russian rubles versus U.S. dollars to the extent such disruptions result in any reduced valuation of the Russian subsidiary’s net working capital or future contributions to our consolidated results of operations.

Interest Rate Risk

We have a revolving credit agreement and a real estate mortgage agreement with banks, each with floating interest rates. These floating interest rates subject us to the risk of increased interest costs associated with any upward movements in bank market interest rates. Under the revolving credit agreement, our borrowing interest rate is the bank’s prime rate or a LIBOR rate plus 350 basis points, whichever we select. Under the real estate mortgage agreement, our borrowing rate was a LIBOR rate plus 250 basis points with a minimum rate of 4.0%. As of September 30, 2003, we had borrowed $5.4 million under our revolving credit agreement at an average borrowing rate of 4.2% and $3.0 million borrowed under our real estate mortgage agreement at a borrowing rate of 4.0%. Due to the amount of borrowings outstanding under these facilities, any increased interest costs associated with movements in market interest rates could be material to our financial condition, results of operation or cash flow.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements, including the reports thereon, the notes thereto and supplementary data begin at page F-1 of this Form 10-K and are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2003, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control

There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of the evaluation of our disclosure controls and procedures referred to in the preceding paragraph.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 2004 Annual Meeting of Stockholders under the captions “Election of Directors”, “Executive Officers and Compensation” and “Compliance With Section 16(a) of The Securities Exchange Act of 1934” and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 2004 Annual Meeting of Stockholders under the caption “Executive Officers and Compensation” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 2004 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 2004 Annual Meeting of Stockholders under the caption “Certain Relationships and Transactions” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 2004 Annual Meeting of Stockholders under the caption “Relationship with Independent Auditors” and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Financial Statements and Financial Statement Schedules

The financial statements and financial statement schedules listed on the accompanying Index to Financial Statements (see page F-1) are filed as part of this Form 10-K.

(b) Reports on Form 8-K

On July 28, 2003, the Company filed a current report on Form 8-K pursuant to Item 12 reporting the earnings for the third quarter.

(c) Exhibits

Exhibit Number		Description of Documents

3.1	(a)	Restated Certificate of Incorporation of the Registrant.

3.2	(a)	Restated Bylaws of the Registrant.

10.1	(a)	Employment Agreement dated as of August 1, 1997 between the Company and Gary D. Owens.

10.2	(a)	Employment Agreement dated as of August 1, 1997 between the Company and Michael J. Sheen.

10.3	(c)	OYO Geospace Corporation 1997 Key Employee Stock Option Plan.

10.4	(d)	Amendment No. 1 to OYO Geospace Corporation 1997 Key Employee Stock Option Plan, dated February 2, 1998.

10.5	(d)	Amendment No. 2 to OYO Geospace Corporation 1997 Key Employee Stock Option Plan, dated November 16, 1998.

10.6	(c)	OYO Geospace Corporation 1997 Non-Employee Director Plan.

10.7	(a)	Printhead Purchase Agreement dated November 10, 1995 between the Company and OYO Corporation.

10.8	(a)	Master Sales Agreement dated November 10, 1995 between the Company and OYO Corporation.

10.9	(e)	Form of Director Indemnification Agreement.

10.10	(b)	Promissory Note, dated as of June 23, 1998, made by the Company payable to Ameritas Life Insurance Corp.

10.11	(f)	Asset Purchase Agreement, dated February 8, 2001, between the Company and EcoPRO Imaging Corporation.

10.12	(f)	Business Loan Agreement, dated February 16, 2001, made by and between the Company and Southwest Bank of Texas, N.A.

10.13	(f)	Promissory Note, dated February 16, 2001, made by and between the Company and Southwest Bank of Texas, N.A.

10.14	(g)	Second Amendment to Loan Agreement, dated as of January 15, 2002, by and between Concord Technologies, LP, Geospace Engineering Resources International, LP, Geo Space, LP, OYO Instruments, LP and OYOG Operations, LP and Southwest Bank of Texas, N.A.

10.15	(h)	Third Amendment to Loan Agreement, dated as of January 14, 2003, by and between Concord Technologies, LP, Geospace Engineering Resources International, LP, Geo Space, LP, OYO Instruments, LP and OYOG Operations, LP and Southwest Bank of Texas, N.A.

Exhibit Number		Description of Documents

10.16	(h)	Promissory Note, dated January 14, 2003, made by Concord Technologies, LP, Geospace Engineering Resources International, LP, Geo Space, LP, OYO Instruments, LP and OYOG Operations, LP payable to the order of Southwest Bank of Texas, N.A.

10.17		Deed of Trust, Security Agreement, Assignment of Rents and Financing Statement, dated September 10, 2003, by and between OYOG Operations, LP and Compass Bank.

10.18		Promissory Note, dated September 10, 2003, made by OYOG Operations, LP payable to Compass Bank.

10.19		Guaranty Agreement, dated September 10, 2003, by and between OYO Geospace Corporation and Compass Bank.

10.20		Earnest Money Contract, dated May 27, 2003, by and between Cooper Tools, Inc. and OYOG Operations, L.P.

10.21		First Amendment to Earnest Money Contract, dated July 14, 2003, by and between Cooper Tools, Inc. and OYOG Operations, LP.

10.22		Second Amendment to Earnest Money Contract, dated August 14, 2003, by and between Cooper Tools, Inc. and OYOG Operations, LP.

10.23		Third Amendment to Earnest Money Contract, dated August 22, 2003, by and between Cooper Tools, Inc. and OYOG Operations, LP.

10.24		Fourth Amendment to Loan Agreement, dated as of March 31, 2003, by and between Concord Technologies, LP, Geospace Engineering Resources International, LP, Geo Space, LP, OYO Instruments, LP and OYOG Operations, LP and Southwest Bank of Texas, N.A.

14.1		OYO Geospace Corporation General Code of Business Conduct and Supplemental Code of Ethics for CEO and Senior Financial Officers

21.1		Subsidiaries of the Registrant.

23.1		Consent of Independent Accountants

31.1		Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed September 30, 1997 (Registration No. 333-36727).
(b)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 (File No. 001-13601).
(c)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed November 5, 1997 (Registration No. 333-36727).
(d)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended September 30, 1998 (File No. 001-13601).
(e)	Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed November 18, 1997 (Registration No. 333-36727).

(f)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001 (File No. 001-13601).
(g)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2001 (File No. 001-13601).
(h)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2002 (File No. 333-36727).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OYO GEOSPACE CORPORATION

By:	/s/ GARY D. OWENS
Gary D. Owens, Chairman of the Board President and Chief Executive Officer

December 2, 2003

Pursuant to the requirements of the Securities Exchange Act, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GARY D. OWENS Gary D. Owens	Chairman of the Board President and Chief Executive Officer (Principal Executive Officer)	December 2, 2003

/s/ THOMAS T. MCENTIRE Thomas T. McEntire	Chief Financial Officer (Principal Financial and Accounting Officer)	December 2, 2003

/s/ SATORU OHYA Satoru Ohya	Director	December 2, 2003

/s/ KATSUHIKO KOBAYASHI Katsuhiko Kobayashi	Director	December 2, 2003

/s/ ERNEST M. HALL, JR. Ernest M. Hall, Jr.	Director	December 2, 2003

/s/ MICHAEL J. SHEEN Michael J. Sheen	Director	December 2, 2003

/s/ THOMAS L. DAVIS Thomas L. Davis	Director	December 2, 2003

/s/ CHARLES H. STILL Charles H. Still	Director	December 2, 2003

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and

Stockholders of OYO Geospace Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of OYO Geospace Corporation and subsidiaries at September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    PRICEWATERHOUSECOOPERS LLP

Houston, Texas

November 24, 2003

OYO Geospace Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share amounts)

	AS OF SEPTEMBER 30,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$671	$1,538
Trade accounts receivable, net of allowance of $478 and $474	7,849	11,686
Notes receivable, net of allowance of $0	2,129	899
Inventories, net	22,929	21,801
Deferred income tax	1,233	1,135
Prepaid expenses and other	2,739	1,261

Total current assets	37,550	38,320
Rental equipment, net	2,175	2,044
Property, plant and equipment, net	22,379	20,243
Patents, net of accumulated amortization of $2,153 and $1,458	3,861	4,556
Goodwill, net of accumulated amortization of $921	1,843	1,843
Deferred income tax	1,869	931
Other assets	1,758	189

Total assets	$71,435	$68,126

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$5,889	$714
Accounts payable:
Trade	2,418	4,023
Related parties	383	24
Accrued expenses and other	3,758	4,162
Deferred revenue	138	146
Income tax payable	27	1,121

Total current liabilities	12,613	10,190
Long-term debt	6,232	3,544
Deferred income tax	—	—

Total liabilities	18,845	13,734

Minority interest in consolidated subsidiary	119	263

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 5,554,874 and 5,546,795 shares issued and outstanding	56	55
Additional paid-in capital	30,636	30,566
Retained earnings	21,799	24,332
Accumulated other comprehensive loss	(16)	(819)
Unearned compensation-restricted stock awards	(4)	(5)

Total stockholders’ equity	52,471	54,129

Total liabilities and stockholders’ equity	$71,435	$68,126

The accompanying notes are an integral part of the consolidated financial statements.

OYO Geospace Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	YEAR ENDED SEPTEMBER 30,
	2003	2002	2001
Net sales	$50,854	$65,049	$63,618
Cost of sales	38,337	46,484	42,957

Gross profit	12,517	18,565	20,661

Operating expenses:
Selling, general and administrative expenses	11,273	11,538	12,528
Research and development expenses	5,226	5,347	6,277
Impairment of assets	—	1,246	—

Total operating expenses	16,499	18,131	18,805

Income (loss) from operations	(3,982)	434	1,856

Other income (expense):
Interest expense	(464)	(666)	(380)
Interest income	329	177	255
Other, net	204	(281)	(101)

Total other income (expense), net	69	(770)	(226)

Income (loss) before income taxes, minority interest and extraordinary gain	(3,913)	(336)	1,630
Income tax expense (benefit)	(1,399)	(857)	292

Income (loss) before minority interest, and extraordinary gain	(2,514)	521	1,338
Minority interest	(19)	(88)	—

Income (loss) before extraordinary gain	(2,533)	433	1,338
Extraordinary gain, net of tax of $85	—	686	—

Net income (loss)	$(2,533)	$1,119	$1,338

Basic earnings (loss) per share:
Income before extraordinary gain	$(0.46)	$0.08	$0.24
Extraordinary gain	—	0.12	—

Net income (loss)	$(0.46)	$0.20	$0.24

Diluted earnings (loss) per share:
Income before extraordinary gain	$(0.46)	$0.08	$0.24
Extraordinary gain	—	0.12	—

Net income (loss)	$(0.46)	$0.20	$0.24

Weighted average shares outstanding:
Basic	5,550,216	5,535,979	5,489,251

Diluted	5,550,216	5,547,774	5,598,597

The accompanying notes are an integral part of the consolidated financial statements.

OYO Geospace Corporation and Subsidiaries

Consolidated Statement of Stockholders’ Equity

For the years ended September 30, 2003, 2002 and 2001

(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation— Restricted Stock Awards	Total
	Shares	Amount
Balance at September 30, 2000	5,512,713	$55	$30,088	$21,875	$(679)	$(630)	$50,709
Comprehensive income:
Net income	—	—	—	1,338	—	—	1,338
Foreign currency translation Adjustments	—	—	—	—	(186)	—	(186)

Total comprehensive income							1,152
Issuance of common stock pursuant to restricted stock awards	500	—	8	—	—	(8)	—
Issuance of common stock pursuant to Director Plan	992	—	25	—	—	—	25
Termination of restricted stock grants	(2,725)	—	(45)	—	—	45	—
Issuance of common stock pursuant to exercise of options, net of tax	27,100	—	454	—	—	—	454
Unearned compensation Amortization	—	—	—	—	—	451	451

Balance at September 30, 2001	5,538,580	55	30,530	23,213	(865)	(142)	52,791
Comprehensive income:
Net income	—	—	—	1,119	—	—	1,119
Foreign currency translation Adjustments	—	—	—	—	46	—	46

Total comprehensive income							1,165
Issuance of common stock pursuant to Director Plan	1,890	—	25	—	—	—	25
Termination of restricted stock grants	(1,000)	—	(8)	—	—	8	—
Issuance of common stock pursuant to exercise of options, net of tax	7,325	—	19	—	—	—	19
Unearned compensation Amortization	—	—	—	—	—	129	129

Balance at September 30, 2002	5,546,795	55	30,566	24,332	(819)	(5)	54,129
Comprehensive income:
Net (loss)	—	—	—	(2,533)	—	—	(2,533)
Foreign currency translation Adjustments	—	—	—	—	803	—	803

Total comprehensive (loss)							(1,730)
Issuance of common stock pursuant to Director Plan	3,604	1	25	—	—	—	26
Termination of restricted stock grants	—	—	—	—	—	—	—
Issuance of common stock pursuant to exercise of options, net of tax	4,475	—	45	—	—	—	45
Unearned compensation Amortization	—	—	—	—	—	1	1

Balance at September 30, 2003	5,554,874	$56	$30,636	$21,799	$(16)	$(4)	$52,471

The accompanying notes are an integral part of the consolidated financial statements.

OYO Geospace Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	YEAR ENDED SEPTEMBER 30,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$(2,533)	$1,119	$1,338
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax expense (benefit)	(1,036)	(1,381)	81
Depreciation, amortization and stock-based compensation	4,268	4,852	4,444
Impairment of assets	—	1,246	—
Extraordinary gain, net of tax	—	(686)	—
Minority interest	20	88	—
(Gain) loss on disposal of property, plant and equipment	22	192	(1)
Bad debt expense	229	146	214
Effects of changes in operating assets and liabilities:
Trade accounts and notes receivable	2,377	(626)	(3,217)
Inventories	(1,128)	7,622	(6,550)
Prepaid expenses and other assets	(1,478)	262	478
Accounts payable	(1,246)	(1,030)	(926)
Accrued expenses and other	(995)	(786)	1,368
Deferred revenue	(8)	(4,713)	4,859
Income tax payable	(1,094)	241	523

Net cash provided by (used in) operating activities	(2,602)	6,546	2,611

Cash flows from investing activities:
Proceeds from the sales of property, plant and equipment	33	616	286
Capital expenditures	(6,045)	(4,729)	(4,909)
Purchase of intangible assets	—	(2,267)	—
Business acquisitions, net of cash acquired	(164)	913	(1,925)

Net cash used in investing activities	(6,176)	(5,467)	(6,548)

Cash flows from financing activities:
Increase in notes payable to banks	32,570	29,266	30,840
Principal payments on notes payable to banks	(24,706)	(29,812)	(30,217)
Proceeds from exercise of stock options	39	77	393

Net cash provided by (used in) financing activities	7,903	(469)	1,016

Effect of exchange rate changes on cash	8	46	(186)

Increase (decrease) in cash and cash equivalents	(867)	656	(3,107)
Cash and cash equivalents, beginning of period	1,538	882	3,989

Cash and cash equivalents, end of period	$671	$1,538	$882

The accompanying notes are an integral part of the consolidated financial statements.

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies:

The Company

OYO Geospace Corporation (“OYO”) designs, manufactures and distributes instruments and equipment used primarily in the acquisition and processing of seismic data for the oil and gas industry. OYO also manufactures and distributes equipment and dry thermal film products to the commercial graphics industry. As of September 30, 2003, OYO Corporation U.S.A. (“OYO USA” or “Parent”) owned approximately 51.3% of OYO’s common stock. OYO USA is a wholly owned subsidiary of OYO Corporation, a Japanese corporation (“OYO Japan”).

OYO and its subsidiaries are referred to collectively as the “Company”. The significant accounting policies followed by the Company are summarized below.

Basis of Presentation

The accompanying financial statements present the consolidated financial position, results of operations and cash flows of the Company in accordance with generally accepted accounting principles. All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company considers many factors in selecting appropriate operational and financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. The Company continually evaluates its estimates, including those related to bad debt reserves, inventory obsolescence reserves, self-insurance reserves, product warranty reserves, intangible assets and deferred income tax assets. The Company bases its estimates on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different conditions or assumptions.

Cash and Cash Equivalents

The Company considers all highly liquid debt securities purchased with an original or remaining maturity at the time of purchase of three months or less to be cash equivalents.

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts that, at times, exceed federally insured limits. Management believes that the financial strength of the financial institutions that hold such deposits minimizes the credit risk of such deposits. The Company anticipates that the existing cash balance as of September 30, 2003, cash flow from operations and borrowing availability under our existing credit facility, assuming it is extended, or borrowing availability under a new credit facility will provide adequate cash flows and liquidity for 2004. Management expects that the liquidity from such amounts and cash flows from operations in 2004 will satisfy the capital expenditures, schedules debt payments, and operational budgets of the Company for the upcoming year.

The Company sells products to customers throughout the United States and various foreign countries. The Company’s normal credit terms for trade receivables are 30 days. In certain situations, credit terms may be extended to 60 days or longer. The Company performs ongoing credit evaluations of its customers and generally

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

does not require collateral for its trade receivables. Additionally, the Company provides long-term financing in the form of promissory notes when competitive conditions require such financing. In such cases, the Company may require collateral. Allowances are recognized for potential credit losses.

A Japanese manufacturer unaffiliated with the Company is currently the only supplier (the “Japanese Supplier”) of wide format thermal printheads that are used to manufacture wide format thermal imaging equipment. Over the years the Company has experienced some quality control issues with such printheads and has returned significant quantities of these products to the Japanese Supplier for repair, testing and quality assurance review.

The Company has publicly available information as to the Japanese Supplier that it has incurred significant operating losses in recent periods and consider it possible that such supplier may be forced to dispose of or discontinue this line of business. The Company is not at present experiencing any significant supply or quality control problems with the Japanese Supplier. However, unforeseen problems with the Japanese Supplier, if they develop, could have a significant effect on the Company’s ability to meet future production and sales commitments. If the Japanese Supplier were to discontinue supplying these printheads or was unable or unwilling to supply printheads in sufficient quantities to meet the Company’s requirements, its ability to compete in the thermal imaging marketplace could be severely damaged, adversely affecting its financial performance. The Company is not able to evaluate the implications, if any, of that situation at present. The Company believes that it maintains an adequate inventory of certain printheads to continue production for two to six months should its source of supply be disrupted.

The Company has a subsidiary located in Russia. Therefore, the Company’s financial results may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions in Russia or changes in Russia’s political climate. The Company’s consolidated balance sheet at September 30, 2003 reflected approximately $1.2 million of net working capital related to its Russian subsidiary. This subsidiary both receives its income and pays its expenses primarily in rubles. To the extent that transactions of this subsidiary are settled in rubles, a devaluation of the ruble versus the U.S. dollar could reduce any contribution from the Company’s Russian subsidiary to its consolidated results of operations as reported in U.S. dollars. The Company does not hedge the market risk with respect to its operations in Russia; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of Russian rubles versus U.S. dollars to the extent such disruptions result in any reduced valuation of the Russian subsidiary’s net working capital or future contributions to its consolidated results of operations.

Inventories

The Company records a write-down of its inventory when the cost basis of any manufactured product (including any estimated future costs to complete the manufacturing process) exceeds its net realizable value. Inventories are stated at the lower of cost (as determined by the first-in, first-out method) or market value.

Prepaid Expenses and Other Assets

Prepaid expenses and other current assets includes prepayments for insurance and inventory purchases, assets held for sale, manufacturing supplies and other current assets. At September 30, 2003, this category of assets also included an insurance claim of $1.1 million, representing the cost basis of inventories mishandled while in transit to a customer. See Note 15 for additional information relating to the insurance claim.

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Property, Plant and Equipment and Rental Equipment

Property, plant and equipment and rental equipment are stated at cost. Depreciation expense is provided by the straight-line method over the following estimated useful lives:

Years
Rental equipment	3-5
Property, plant and equipment:
Machinery and equipment	3-15
Buildings	25-40
Other	5-10

Expenditures for renewals and betterments are capitalized. Repairs and maintenance are charged to expense as incurred. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and any gain or loss thereon is reflected in the statement of operations.

Patents

Patents are amortized over the life of the patent or the estimated life of the patent, whichever is shorter. Intellectual property is being amortized using the straight-line method over five years.

Impairment of Long-lived Assets

Property, plant and equipment and goodwill are reviewed for impairment whenever an event or change in circumstances indicates the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes comparison of future cash flows expected to be generated by the asset or group of assets with the associated assets’ carrying value. If the carrying value of the asset or group of assets exceeds the expected future cash flows (undiscounted and without interest changes), an impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value.

Goodwill

Goodwill represents the excess of the purchase price of purchased businesses over the estimated fair value of the acquired business’ net assets. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment. Intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives; however, no maximum life applies. The Company adopted the provisions of SFAS 142 effective October 1, 2002. In accordance with the provisions of SFAS 142, the Company no longer records goodwill amortization expense. Adoption of SFAS 142 resulted in a $165,000 reduction of amortization expense for the fiscal year ended September 30, 2003. The Company will continue to review the carrying value of goodwill and other long-lived assets to determine whether there has been an impairment since the date of acquisition. There was no impairment recognized upon the adoption of SFAS 142. The Company’s goodwill is related to prior acquisitions of manufacturers of seismic connector products.

Other Assets

Other assets includes $1.3 million of long-term notes receivable. Payments are scheduled to be received by the company over the next 3 years.

Revenue Recognition

Revenue is primarily derived from the sale, and short-term rental under operating leases, of seismic instruments and equipment and commercial graphics products. Sales revenues are generally recognized when the

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Company’s products are shipped and title and risk of loss have passed to the customer. Rental revenues are recognized as earned over the rental period. Rentals of the Company’s equipment are short term and generally range from daily rentals to rental periods of up to six months. Products are generally sold without any customer acceptance provisions and the Company’s standard terms of sale do not allow customers to return products for credit. Most of the Company’s products do not require installation assistance or sophisticated instruction.

Research and Development Costs

The Company expenses research and development costs as incurred. Reaearch and development costs include salaries, employee benefit costs, department supplies, and other related costs.

Product Warranties

The Company offers a standard product warranty obligating it to repair or replace equipment with manufacturing defects. The Company maintains a reserve for future warranty costs based on historical experience or, in the absence of historical product experience, management’s estimates. Changes in the warranty reserve are contained in the following table (in thousands):

Balance at the beginning of the period (October 1, 2002)	$841
Accruals for warranties issued during the period	795
Accruals related to pre-existing warranties (including changes in estimates)	—
Settlements made (in cash or in kind) during the period	(759)

Balance at the end of the period (September 30, 2003)	$877

Stock-Based Compensation

The Company measures compensation expense related to stock-based employee compensation plans using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”. Accordingly, compensation cost for stock-based awards is measured as the excess, if any, of the fair market value of the Company’s stock at the date of grant over the exercise price of the award. Compensation cost determined at the grant date is recognized as expense over the related vesting period.

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

Foreign Currency Gains and Losses

The assets and liabilities of OYO’s foreign subsidiaries have been translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations have been translated using the average exchange rates during the year. Resulting translation adjustments have been recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction gains and losses are included in the results of operations as they occur.

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Derivatives

The Company records all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or for forecasted transactions, deferred and recorded as a component of accumulated other comprehensive income until the hedged transactions occur and are recognized in earnings. The Company purchases printheads from OYO Japan whereby such purchases are denominated in Japanese yen. The Company routinely attempts to hedge its currency exposure on these purchases by entering into foreign currency forward contracts with a bank. The purpose of entering into these forward hedge contracts is to eliminate variability of cash flows associated with foreign currency exchange rates on amounts payable in Japanese yen. The Company’s forward contracts with the bank are considered derivatives. The Company has recorded these foreign currency forward contracts on the balance sheet and marked them to fair value at each reporting date. Resulting gains and losses are reflected in other income and deductions – within the accompanying consolidated financials and were not material for the fiscal years ended September 30, 2003, 2002 and 2001. At September 30, 2003, the Company had $0.4 million of yen-denominated foreign currency forward contracts, and had $0.4 million of yen-denominated accounts payable.

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

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The Company adopted the provisions of SFAS 141 effective October 1, 2001. Among the provisions of SFAS 141 is the requirement to record as an extraordinary gain all negative goodwill resulting from new business combinations. As a result, the Company recorded an extraordinary gain of $686,000, net of income taxes of $85,000, relating to our acquisition of an additional equity interest in OYO-GEO Impulse in November 2001.

Also in July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment. Intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives; however, no maximum life applies. The Company adopted the provisions of SFAS 142 effective October 1, 2002. At September 30, 2003, the Company had goodwill, net of accumulated amortization, of $1.8 million. Adoption of SFAS 142 resulted in a reduction of amortization expense for the year ended September 30, 2003 of $165,000.

In August 2001, the FASB issued SFAS No. 143—“Accounting for Asset Retirement Obligations”. This statement requires us to recognize the fair value of a liability associated with the cost the Company would be obligated to incur in order to retire an asset at some point in the future. The liability would be recognized in the period in which it is incurred and can be reasonably estimated. The standard is effective for fiscal years beginning after June 15, 2002. The Company adopted this standard effective October 1, 2002. The adoption of SFAS No. 143 did not have a material effect on the Company’s financial position and results of operations.

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”. SFAS No. 144 develops an accounting model, based upon the framework established in SFAS No. 121, for long-lived assets to be disposed of by sales. The accounting model applies to all long-lived assets, including discontinued operations, and it replaces the provisions of APB Opinion No. 30, “Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for disposal of segments of a business. SFAS No. 144 requires long-lived assets held for disposal to be measured at the lower of carrying amount or fair values less costs to sell, whether reported in continuing operations or in discontinued operations. The statement is effective for fiscal years beginning after December 15, 2001. The Company adopted this standard effective October 1, 2002. The adoption of SFAS No. 144 did not have a material effect on the Company’s financial position and results of operations.

In April 2002, the FASB issued SFAS No. 145, “Recission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This statement clarifies guidance related to the reporting of gains and losses from extinguishment of debt and resolves inconsistencies related to the required accounting treatment of certain lease modifications. The provisions of this statement relating to extinguishment of debt became effective for financial statements issued for fiscal years beginning after May 15, 2002. The provisions of this statement relating to lease modification are effective for transactions occurring after May 15, 2002. The Company adopted this standard effective October 1, 2002. The adoption of SFAS No. 145 did not have a material effect on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement revises the accounting and reporting for costs associated with exit or disposal activities so as to provide recognition of such costs when a liability is incurred rather than when the entity commits to an exit plan. SFAS No. 146 is effective for exit or disposal activities initiated after June 30, 2003. Adoption of SFAS No. 146 did not have a material effect on the Company’s financial position and results of operations.

On November 25, 2002, the FASB issued FASB interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies (FAS 5),” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The Company is implementing the disclosure requirements of this standard this year and will disclose the measurement and other provisions of FIN 45 in its fiscal year 2004 financial statements. The Company offers a standard product warranty obligating it to repair or replace equipment with manufacturing defects. The Company maintains a reserve for future warranty costs based on historical experience.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation and Disclosure—an amendment of FASB Statement No. 123”. This statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative transition methods for a voluntary change to the fair value of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of FASB Statement No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. At September 30, 2003, the Company had two stock-based employee compensation plans. The Company accounts for the plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost has been reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year Ended
	September 30, 2003	September 30, 2002	September 30, 2001
Net income (loss), as reported	$(2,533)	$1,119	$1,338
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(443)	(428)	(951)

Pro forma income (loss)	$(2,976)	$691	$387

Earnings (loss) per share:
Basic-as reported	$(0.46)	$0.20	$0.24
Basic-pro forma	$(0.54)	$0.12	$0.07

Diluted-as reported	$(0.46)	$0.20	$0.24
Diluted-pro forma	$(0.54)	$0.12	$0.07

In its October 29, 2003 meeting, the FASB voted to make the expensing of stock options mandatory beginning in 2005. The guidance regarding this change is expected to be released in early 2004. Additionally, the FASB voted to specify the approach that companies can use in making the transition to the expensing of options, allowing companies to include previously granted unvested options in their calculations as well as the ones granted in the current year. When the rules are finalized, the Company will evaluate the impact on its financial position, results of operations and cash flows.

For a further discussion of the Company’s stock-based employee compensation plans, see Note 11 to the Consolidated Financial Statements.

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” Statement 149 amends and clarifies financial accounting and reporting of derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company’s financial position and results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 specifies that freestanding financial instruments within its scope constitute obligations of the issuer and that, therefore, the issuer must classify them as liabilities. Such freestanding financial instruments include mandatory redeemable financial instruments, obligations to

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

repurchase the issuer’s equity shares by transferring assets, and certain obligations to issue a variable number of shares. SFAS No. 150 is effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS No. 150 is effective at the beginning of the third quarter of 2003. The adoption of SFAS No. 150 did not have a material effect on the Company’s financial position and results of operations.

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

In exchange for the additional equity ownership, the Company forgave a debt of $1.2 million owed to it by OYO-GEO Impulse. At the time of the restructuring, the debt owed the Company and a related prior equity investment had been written-off and had no carrying value in the Company’s financial statements.

The Company recorded an extraordinary gain of $686,000, net of income taxes of $85,000. This extraordinary gain resulted from the Company’s acquisition of an additional equity interest of OYO-GEO Impulse. Accounting principles generally accepted in the United States require negative goodwill resulting from new business combinations to be recorded as an extraordinary gain.

On September 12, 2003, the Company purchased for $164,000 an additional 12% ownership interest in OYO-GEO Impulse from Geophyspribor Ufa Production Association, thereby increasing its ownership interest to 97%. Chori Co., Ltd. continues as a 3% minority shareholder of OYO-GEO Impulse.

On February 8, 2001, the Company acquired substantially all of the assets of EcoPRO Imaging Corporation (“EcoPRO”) for $1.9 million and entered into a three-year global dry thermal film and distribution alliance with the seller of the EcoPRO assets (hereinafter referred to as the “Former Primary Film Supplier”).

The allocation of the purchase price for the fiscal year 2002 acquisition of OYO-GEO Impulse and the fiscal year 2001 acquisition of EcoPRO, including related direct costs, and a reconciliation of the purchase price to the cash used for these business acquisitions during fiscal years 2002 and 2001, respectively, are as follows (in thousands):

	OYO-GEO Impulse	EcoPRO
Fair values of assets and liabilities:
Net current assets, excluding cash acquired	$1,134	$501
Deferred purchasing benefits	—	1,640
Net current liabilities	(1,186)	(216)
Minority interest	(175)	—
Negative goodwill	(686)	—

Cash (provided by) used for business acquisition	$(913)	$1,925

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The consolidated results of operations of the Company include the results of acquired businesses from the dates of acquisition. The revenues and net income of acquired businesses prior to the acquisition dates were not material to the Company’s consolidated results of operations and, therefore, no proforma consolidated results of operations as if the acquisitions had occurred at the beginning of the respective years has been presented.

3. Inventories:

Inventories consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2003	2002
Finished goods	$4,900	$4,527
Work in progress	3,241	3,619
Raw materials	15,841	14,586
Obsolescence reserve	(1,053)	(931)

	$22,929	$21,801

Inventory obsolescence expense was approximately $0.2 million, $1.0 million and $0.9 million during fiscal years 2003, 2002 and 2001, respectively.

4. Notes Receivable:

At September 30, 2003 and 2002, the Company had outstanding notes receivable from customers in the amount of $3.4 million (including $1.3 million classified as long-term) and $0.9 million, respectively. The notes receivable outstanding at September 30, 2003 bear interest at rates up to 10.0% and are collectible in monthly installments through May 2005. At September 30, 2003 and 2002, the reported amount of notes receivable was net of an allowance for doubtful accounts of zero.

5. Rental Equipment:

Rental equipment consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2003	2002
Geophones and related products	$8,198	$7,373
Less accumulated depreciation	(6,023)	(5,329)

	$2,175	$2,044

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

6. Property, Plant and Equipment:

Property, plant and equipment consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2003	2002
Land	$3,366	$1,877
Buildings	12,205	10,052
Machinery and equipment	17,872	17,235
Furniture and fixtures	1,580	1,575
Transportation equipment	212	210
Tools and molds	1,679	1,693
Leasehold improvements	943	1,108
Construction in progress	418	477

	38,275	34,227
Accumulated depreciation	(15,896)	(13,984)

	$22,379	$20,243

Depreciation expense was $3.6 million, $3.9 million and $3.6 million in fiscal years 2003, 2002 and 2001, respectively. At September 30, 2003, the Company recorded $0.3 million, in property held for sale, for raw land that was sold during October 2003.

As discussed under “Item 2. Properties” the Company purchased a facility located at 7007 Pinemont Drive in Houston, Texas (“the Pinemont Facility”) having 208,000 square feet, which will house its worldwide headquarters and all U.S. manufacturing, engineering, selling, marketing, and administrative activities. The Company has begun the move into such facility and expect it to be completely occupied by early 2004. The purchase price for the Pinemont Facility was $3.8 million, of which $3.0 million was financed by a 7-year mortgage. The Company expects to incurr $0.8 million of capitalized costs for the remodeling of the facility. In addition, the Company expects to incur charges of $0.4 million in the first quarter of fiscal 2004 to relocate its operations into the Pinemont Facility. The Company sold one of its former facilities in December 2003, and it will allow a lease to expire on December 31, 2003 on another facility, and will hold its remaining Texas-based facilities for sale or lease. At September 30, 2003, the net book value of assets to be sold or leased was $6.8 million. The Company expects the results of the move and restructuring to be the elimination of substantial manufacturing and operating expenses in future periods, which should easily offset the one-time costs of the move and justify the capital expenditures made with respect to the Pinemont Facility.

7. Other Assets:

In April 2002, the Company purchased certain intellectual property rights from the Former Primary Film Supplier for $2.3 million. Such purchase gave the Company exclusive ownership of all technology used by the Former Primary Film Supplier to manufacture dry thermal film used in the thermal imaging equipment the Company manufactures. The purchase included then existing technology and any film technology later developed by the Former Primary Film Supplier for use in the Company’s equipment. In connection with the purchase, the Company agreed to license the technology to the Former Primary Film Supplier on a perpetual basis, so long as it could meet predefined quality and delivery requirements. The Company and the Former Primary Film Supplier also entered into an amended supply agreement pursuant to which the Former Primary Film Supplier agreed to provide the Company with the dry thermal film. If the Former Primary Film Supplier

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

could not meet such requirements, the Company had the right to self-manufacture or license to any third party the right to manufacture dry thermal film.

On July 3, 2002, the Former Primary Film Supplier filed a Chapter 11 reorganization petition in Federal Bankruptcy Court for the Western District of New York. As a result of such bankruptcy filing, the Company provided an impairment charge of approximately $1.2 million due to the ultimate uncertainty of its ability to realize the value of the deferred purchasing benefits and certain other assets during fiscal year 2002. See Note 18 for additional information relating to the Former Primary Film Supplier’s bankruptcy filing.

8. Notes Payable and Long-Term Debt:

Notes payable and long-term debt consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2003	2002
Mortgage note payable, due in monthly installments of $31 with interest at 7.0% through January 2014, collateralized by certain land and building	$2,771	$2,947
Mortgage note payable, due in monthly installments of $9 with interest at 7.6% through July 2013, collateralized by certain land and building	773	824
Mortgage note payable, due in monthly installments of $10 with interest at 4.0% through September 2010, with remaining principal and interest due September, collateralized by certain land and building	3,040	—
OYO-GEO Impulse note payable, with interest at 18.0%, due December 2003	113	—
Working capital line of credit	5,424	487

	12,121	4,258
Less current portion	(5,889)	(714)

	$6,232	$3,544

During September 2003, the Company obtained a $3.0 million mortgage from a bank to purchase the Pinemont Facility. The mortgage will mature in September 2010.

The Company has entered into a credit agreement pursuant to which it can borrow up to $10.0 million secured by its accounts receivable and inventories (the “Credit Agreement”). The Credit Agreement, as amended, expires in January 2004. Borrowings under the Credit Agreement are subject to borrowing base restrictions based on (i) consolidated net income plus consolidated interest expense, income taxes, depreciation and amortization (“EBITDA”) and (ii) levels of eligible accounts receivable, notes receivable and inventories. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial amounts and contains other covenants customary in agreements of this type. As a result of operating losses through September 30, 2003, the Company failed to meet certain covenants for the year ended September 30, 2003, relating to specified ratios of EBITDA, as defined, to interest expense and senior debt to EBITDA. The Company received a waiver of these covenants from the bank as of such date in consideration for a fee of $10,000, the exclusion of eligible notes receivable from the Company’s borrowing base and an increase in borrowing rates for future borrowings. On August 11, 2003, the Company’s LIBOR-based borrowing rate increased by 1.0% and, effective October 1, 2003, the Company’s prime-based borrowing rate increased by 1.0%. As of September 30, 2003 there were borrowings of $5.4 million outstanding under the Credit Agreement, and additional borrowings available under the Credit Agreement of $4.6 million. The Company’s borrowing interest rate at September 30, 2003 was 4.6% for its LIBOR-based borrowings and 4.0% for its prime-based

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

borrowings. The Company is seeking to extend the credit facility with its existing lender and expects to be able to do so, but has no assurances that it will be able to do so.

The Company anticipates that the existing cash balance as of September 30, 2003, cash flow from operations and borrowing availability under our existing credit facility, assuming it is extended, or borrowing availability under a new credit facility will provide adequate cash flows and liquidity for fiscal year 2004. The Company expects that the liquidity from such amounts and cash flows from operations in fiscal year 2004 will satisfy the capital expenditures, scheduled debt payments, and operational budgets of the Company for the upcoming year.

The Company’s long-term debt will mature as follows (in thousands):

YEAR ENDING SEPTEMBER 30,
2004	$5,889
2005	412
2006	437
2007	464
2008	493
Thereafter	4,426

$12,121

9. Accrued Expenses and Other:

Accrued expenses consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2003	2002
Employee bonuses	$17	$431
Product warranty	877	853
Compensated absences	544	562
Legal and professional fees	308	283
Payroll	312	229
Property taxes	723	597
Medical claims	225	262
Other	752	945

Accrued expenses and other	$3,758	$4,162

The Company is self-insured for certain losses related to employee medical claims. The Company has purchased stop-loss coverage for individual claims in excess of $75,000 per claimant per year in order to limit its exposure to any significant levels of employee medical claims. Self-insured losses are accrued based on the Company’s estimates of aggregate liability for uninsured claims incurred using certain actuarial assumptions followed in the insurance industry and the Company’s historical experience.

10. Employee Benefits:

The Company’s employees are participants in the OYO Geospace Corporation Employee’s 401(k) Retirement Plan (the “Plan”), which covers substantially all eligible employees in the United States. The Plan is a

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

qualified salary reduction plan in which all eligible participants may elect to have a percentage of their compensation contributed to the Plan, subject to certain guidelines issued by the Internal Revenue Service. The Company’s share of discretionary matching contributions was approximately $0.3 million in each of fiscal years 2003, 2002 and 2001.

11. Stockholders’ Equity:

In September 1997, the board of directors approved the 1997 Key Employee Stock Option Plan, as amended (the “Employee Plan”), and reserved an aggregate of 875,000 shares of common stock for issuance thereunder. In November 1997, the board of directors and stockholders approved the Company’s 1997 Non-Employee Director Plan (the “Director Plan”) and reserved an aggregate of 75,000 shares of common stock for issuance thereunder. At September 30, 2003 the shares of common stock available for grant under the Employee Plan and Director Plan were 52,625 and 11,880, respectively.

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

Effective November 5, 1999, the board of directors approved the OYO Geospace Corporation 1999 Broad-Based Option Plan (the “Broad-Based Plan”) and reserved an aggregate of 50,000 shares for issuance thereunder. Under the Broad-Based Plan, the Company is authorized to issue to all employees (except executive officers and employee directors) nonqualified stock options to purchase common stock of the Company. These options have a term not to exceed ten years. The exercise price of any broad-based option may not be less than the fair market value of the common stock on the date of grant. These options vest over a one-year period commencing on the date of grant. There were 16,100 shares available for grant under this plan at September 30, 2003.

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

A summary of the activity with respect to stock options is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2000	489,700	14.64
Granted	118,600	18.96
Exercised	(27,000)	14.49
Forfeited	(22,775)	17.96
Expired	—	—

Outstanding at September 30, 2001	558,525	15.43
Granted	34,000	12.73
Exercised	(7,425)	10.61
Forfeited	(28,125)	15.66
Expired	—	—

Outstanding at September 30, 2002	556,975	15.32
Granted	227,500	7.54
Exercised	(4,475)	8.87
Forfeited	(50,700)	15.89
Expired	—	—

Outstanding at September 30, 2003	729,300	12.89

The following table summarizes information about stock options outstanding and exercisable at September 30, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Term (in years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 6.81 to $13.49	296,900	8.8	$8.09	60,337	$9.67
$13.50 to $19.99	407,400	5.6	15.60	344,150	15.35
$20.00 to $27.63	25,000	6.0	25.85	23,500	26.08

	729,300	6.9	12.89	427,987	15.14

The Company granted zero shares, zero shares and 500 shares of restricted stock during fiscal years 2003, 2002 and 2001, respectively. As partial compensation for services of its outside directors, the Company issued 3,604 shares, 1,890 shares and 992 shares of common stock to directors during fiscal years 2003, 2002 and 2001, respectively.

The amortization of unearned compensation related to stock-based employee compensation included in the consolidated results of operations was $1,000, $0.1 million and $0.5 million for each of fiscal years 2003, 2002 and 2001, respectively, pursuant to the provisions of APB 25. Unearned compensation included in stockholders’ equity related to unlapsed restrictions on grants of restricted stock was approximately $4,000 and $5,000 as of September 30, 2003 and 2002, respectively.

Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) requires that stock-based awards be measured and recognized at fair value. Adoption of the cost

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

recognition provisions of SFAS 123 with respect to stock-based awards to employees is optional and the Company decided not to elect those provisions. As a result, the Company continues to apply APB 25 and related interpretations in accounting for the measurement and recognition of its employee stock-based awards. However, the Company is required to provide pro forma disclosure as if the cost recognition provisions under the fair value method of SFAS 123 had been adopted. Under SFAS 123, compensation cost is measured at the grant date based on the fair value of the awards and is recognized over the service period, which is usually the vesting period. The fair value of options granted during the fiscal years ended September 30, 2003, 2002 and 2001 were estimated using the Black-Scholes option-pricing model with a dividend yield of zero for each of the three years. This estimation assumed risk-free interest rates of 4.2%, 3.8% and 5.6%; and expected volatility of 65%, 54% and 43%; with an expected option term of 5 years for 2003, 2002 and 2001, respectively.

The weighted average fair values per share of stock-based award grants were as follows:

	YEAR ENDED SEPTEMBER 30,
	2003	2002	2001
Options	$7.54	$6.44	$8.60
Restricted stock	—	—	16.00
Director’s common stock	6.94	13.73	25.25

The pro forma disclosures as if the Company had adopted the cost recognition requirements of SFAS 123 are presented below (in thousands, except per share amounts):

	YEAR ENDED SEPTEMBER 30,
	2003	2002	2001
Net income (loss):
As reported	$(2,533)	$1,119	$1,338
Pro forma	(443)	691	387
Basic earnings (loss) per common share:
As reported	$(0.46)	$0.20	$0.24
Pro forma	(0.54)	0.12	0.07
Diluted earnings (loss) per common share:
As reported	$(0.46)	$0.20	$0.24
Pro forma	(0.54)	0.12	0.07

The effects of applying SFAS 123 in the above pro forma disclosure are not indicative of future amounts since the Company anticipates making awards in the future under the Employee and Director Plans.

12. Income Taxes:

Components of income(loss) before income taxes, minority interest and extraordinary gain were as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2003	2002	2001
United States	$(4,334)	$(1,642)	$1,290
Foreign	421	1,306	340

	$(3,913)	$(336)	$1,630

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The provision (benefit) for income taxes consisted of the following (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2003	2002	2001
Current:
Federal	$(345)	$(169)	$85
Foreign	(28)	769	123
State	10	(76)	3

	(363)	524	211

Deferred:
Federal	(1,198)	(1,430)	(166)
Foreign	162	49	247
State	—	—	—

	(1,036)	(1,381)	81

	$(1,399)	$(857)	$292

The differences between the effective tax rate reflected in the total provision (benefit) for income taxes and the statutory federal tax rate of 34% were as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2003	2002	2001
Provision for U.S. federal income tax at statutory rate	$(1,330)	$(114)	$555
Effect of foreign income taxes	(10)	(10)	78
Tax benefit from export sales	(24)	(271)	(172)
State income taxes, net of federal income tax benefit	7	2	2
Nondeductible expenses	28	104	66
Resolution of prior years’ tax matters	(70)	(568)	(264)
Other, net	—	—	27

	$(1,399)	$(857)	$292

	(35.8)%	(255.1)%	17.9%

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Deferred income taxes under the liability method reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income tax asset were as follows (in thousands):

	AS OF SEPTEMBER 30,
	2003	2002
Deferred income tax assets:
Allowance for doubtful accounts	$132	$119
Inventory	617	540
Capitalized research and development costs	1,426	—
AMT carryforward	272	175
NOL carryforward and tax credits	2,214	1,759
Accrued product warranty	298	286
Accrued compensated absences	185	191
Net foreign operating loss carryforwards and deferrals	41	203

	5,185	3,273
Deferred income tax liabilities:
Property, plant and equipment and other	(1,283)	(1,207)

Net deferred income tax asset before valuation allowance	3,902	2,066
Valuation allowance	(800)	—

Net deferred income tax asset	$3,102	$2,066

Deferred income taxes are reported as follows in the accompanying consolidated balance sheet (in thousands):

	AS OF SEPTEMBER 30,
	2003	2002
Current deferred income tax asset	$1,233	$1,135
Noncurrent deferred income tax asset	1,869	931
Noncurrent deferred tax liability	—	—

	$3,102	$2,066

During the fiscal year 2003, the Company filed amended tax returns for certain prior year periods and also completed its fiscal 2002 federal tax filing. Upon completion of such filings, the Company identified $0.8 million of additional tax benefits that are available for potential use in future periods. These additional benefits are related to foreign tax credits. Based upon the current industry environment and the Company’s projections of future taxable income, the Company has reviewed its deferred tax assets and recorded a valuation allowance of approximately $0.8 million against the foreign tax credits.

Under the liability method, a valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the Company’s historical taxable income record, and the expectation that the deductible temporary differences will reverse during periods in which the Company generates net taxable income or during periods in which losses can be carried back to offset prior year taxes, management believes that the Company will realize the benefit of the net deferred income tax asset after consideration of the valuation allowance.

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The financial reporting bases of investments in foreign subsidiaries exceed their tax basis. A deferred tax liability is not recorded for this temporary difference because the investment is essentially permanent. A reversal of the Company’s plans to permanently invest in the operations would cause the excess to become taxable. At September 30, 2003 and 2002 the temporary difference related to undistributed earnings for which no deferred taxes have been provided was approximately $2.8 million and $2.6 million, respectively.

From time to time the Company is the subject of audits by various tax authorities that can result in claims and assessments and additional tax payments, penalties and interest. At present, there are no pending audits of the Company’s past tax returns.

As of September 30, 2003, the Company had $3.8 million in net operating loss (“NOLs”) carryforwards. These NOLs may be carried forward for a period of 20 years and are available as an offset to future taxable income. These NOLs will begin to expire in fiscal year 2023. The company also has certain tax credit carryforwards available to offset future federal income taxes payable. As of September 30, 2003, the Company had $0.9 million in foreign tax credits that can be carried forward for five years. These foreign tax credits begin to expire in fiscal year 2005. Furthermore, the Company’s current general business credits of $46,000 will begin to expire in fiscal year 2013. In addition, the Company has alternative minimum tax carryforwards of $0.3 million that have no expiration date.

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

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the calculation of net earnings and weighted average common shares and common equivalent shares outstanding for purposes of basic and diluted earnings per share (in thousands, except share and per share amounts):

	YEAR ENDED SEPTEMBER 30,
	2003	2002	2001
Income (loss) before extraordinary item	$(2,533)	$433	$1338
Extraordinary gain, net of tax of $85	—	686	—

Net earnings (loss) available to common stockholders	$(2,533)	$1,119	$1,338

Weighted average common shares and common share equivalents:
Common shares	5,550,216	5,535,979	5,489,251
Common share equivalents	—	11,795	109,346

Total weighted average common shares and common share equivalents	5,550,216	5,547,774	5,598,597

Basic earnings (loss) per share:
Income (loss) before extraordinary gain	$(0.46)	$0.08	$0.24
Extraordinary gain	—	0.12	—

Net income (loss)	$(0.46)	$0.20	$0.24

Diluted earnings (loss) per share:
Income (loss) before extraordinary gain	$(0.46)	$0.08	$0.24
Extraordinary gain	—	0.12	—

Net income (loss)	$(0.46)	$0.20	$0.24

Options totaling 729,300, 474,800 and 33,700 shares of common stock in fiscal years 2003, 2002 and 2001 respectively, were not included in the calculation of weighted average shares for diluted earnings per share because their effects were antidilutive.

14. Related Party Transactions:

Sales to OYO Japan and other affiliated companies were approximately $0.3 million, $0.1 million and $0.2 million during fiscal years 2003, 2002 and 2001, respectively. Purchases of inventory and equipment from OYO Japan were approximately $1.8 million, $0.6 million and $1.7 million during fiscal years 2003, 2002 and 2001, respectively.

15. Commitments and Contingencies:

Operating Leases

The Company leases certain office space and equipment under noncancelable operating leases. The approximate future minimum rental commitments under noncancelable operating leases are as follows (in thousands):

YEAR ENDING SEPTEMBER 30,
2004	$64
2005	9
2006	3

$76

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Rent expense was approximately $0.6 million, $0.7 million, and $0.6 million for fiscal years 2003, 2002 and 2001, respectively.

Legal Proceedings

From time to time the Company is a party to what it believes is routine litigation and proceedings that may be considered as part of the ordinary course of its business. The Company is not aware of any current or pending litigation or proceedings that could have a material adverse effect on the Company’s results of operations, cash flows or financial condition, although the Company continues to monitor developments in the bankruptcy proceeding by its Former Primary Film Supplier and the Former Primary Film Supplier’s existing claim against the Company described in Note 18.

In the course of shipping several heavy reels of undersea sensor cable to the North Sea pursuant to a contract with a major oil company, the reels were mishandled by a third party during discharge from the vessel. Our customer then rejected the cables. The Company has made a claim in the amount of $1.7 million with the insurance company writing the policy covering the cargo during transit. To date the insurance company is still conducting its due diligence and has not accepted or rejected the Company’s claim. In the event the Company is unable to reach an accommodation with the insurance company, it is prepared to bring suit to enforce its rights under the policy.

16. Supplemental Cash Flow Information:

Supplemental cash flow information is as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2003	2002	2001
Cash paid (refund received) for:
Interest	$116	$585	$378
Income taxes	199	(153)	(1,148)
Noncash investing and financing activities:
Common stock issued pursuant to Employee and Director Plan	25	25	25

17. Segment and Geographic Information:

In fiscal year 2001, the Company expanded its commercial graphics operations through the acquisition of substantially all of the assets of EcoPRO and through the reorganization of its United Kingdom subsidiary to focus on the growing commercial graphics marketplace in Europe. At that time, the Company began reporting information for two business segments: Seismic and Commercial Graphics. The Commercial Graphics business segment primarily sells products into the commercial graphics industry; however, it also has some minor sales into the seismic industry.

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The Company’s seismic product lines currently consist of geophones and hydrophones, including multi-component geophones and hydrophones, seismic leader wire, geophone string connectors, seismic telemetry cable, high definition reservoir characterization products and services, marine seismic cable retrieval devices and small data acquisition systems targeted at niche markets. Commercial graphics products include thermal imaging equipment and dry thermal film. The following tables summarize the Company’s segment information:

	YEAR ENDED SEPTEMBER 30,
	2003	2002	2001
Net sales:
Seismic	$37,619	$51,800	$50,433
Commercial Graphics	13,333	13,490	13,557
Eliminations	(98)	(241)	(372)

Total	50,854	65,049	63,618

Income (loss) from operations:
Seismic	(833)	4,311	5,381
Commercial Graphics	231	(399)	27
Corporate	(3,380)	(3,336)	(3,552)
Eliminations	—	(142)	—

Total	(3,982)	434	1,856

Total assets:
Seismic	47,391	51,308
Commercial Graphics	14,256	12,610
Corporate	9,788	4,208

Total	$71,435	$68,126

Corporate consists primarily of corporate overhead expenses and unallocated corporate assets. Unallocated corporate assets consist of the Company’s corporate office building and equipment.

The Company has operations in the United States, Canada, United Kingdom and Russia. Summaries of net sales by geographic area for fiscal years 2003, 2002 and 2001 are as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2003	2002	2001
Asia (excluding Japan and Middle East)	$9,778	$7,386	$10,005
Canada	6,503	9,058	11,697
Europe	11,501	16,094	11,768
Japan	618	436	948
Middle East	1,255	918	605
United States	20,221	30,137	27,507
Other	978	1,020	1,088

	$50,854	$65,049	$63,618

Net sales are attributed to countries based on the ultimate destination of the product sold, if known. If the ultimate destination is not known, net sales are attributed to countries based on the geographic location of the initial shipment.

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Sales information for the Company is as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2003	2002	2001
United States	$41,335	$61,238	$62,348
Canada	5,608	4,492	6,715
United Kingdom	3,105	6,526	2,583
Russia	4,836	4,061	—
Eliminations	(4,030)	(11,268)	(8,028)

	$50,854	$65,049	$63,618

Long-lived assets were as follows (in thousands):

	AS OF SEPTEMBER 30,
	2003	2002
United States	$25,646	$24,143
Canada	3,800	2,569
United Kingdom	517	509
Russia	2,053	1,654

	$32,016	$28,875

The Company had no customers comprising more than 10% of sales for the fiscal year 2003 and one customer comprising 24.5% of annual sales for the fiscal year 2002. The Company had no customers comprising more than 10% of sales for the fiscal year 2001.

During fiscal year 2002, the Company delivered a reservoir characterization and monitoring system to a major oil company. In accordance with the terms of the contract, the Company recognized $15.8 million of revenues in its fiscal year ended September 30, 2002 and $2.5 million in its fiscal year ended September 30, 2003. The contract provides for additional revenue of $3.6 million based upon the system’s performance and, assuming successful performance, the Company will to recognize such revenue in the first fiscal quarter of fiscal year 2004. All costs related to this sale, including estimated costs for warranty and delivery, have been recorded in the fiscal year ended September 30, 2002.

18. Film Supplier Developments:

On July 3, 2002, the Former Primary Film Supplier filed a Chapter 11 reorganization petition in Federal Bankruptcy Court for the Western District of New York. At the date of such bankruptcy filing, the Company had $3.4 million of long-term assets carried on its balance sheet as a result of the prior transactions with the Former Primary Film Supplier (including the $2.3 million investment in intellectual property acquired from such Former Primary Film Supplier described above). Around that time, the Former Primary Film Supplier advised the Company that, in connection with its bankruptcy filing, it was seeking a buyer for its business that would assume its relationship and contracts with, and it was the Company’s intention to cooperate in such efforts to the extent its on-going interest could be served thereby. The Company no longer believe that a buyer can be found to operate the Former Primary Film Supplier’s business.

During the fiscal year ended September 30, 2003, the Former Primary Film Supplier failed to meet substantially all of our purchase orders and has ceased providing the Company with dry thermal film. As a result,

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

the Company is currently purchasing a large quantity of dry thermal film from an alternative film supplier (the “Other Film Supplier”) and the Company is using the technology it purchased from the Former Primary Film Supplier to manufacture dry thermal film internally.

As a result of the bankruptcy filing by the Former Primary Film Supplier, the Company recorded a charge in its third quarter of fiscal year 2002 of approximately $1.2 million due to the ultimate uncertainty of realization of value on certain assets, particularly certain prepaid purchase benefits and similar benefits under the amended supply contract with the Former Primary Film Supplier. We do not believe there has been any impairment in the value of the intellectual property the Company acquired from the Former Primary Film Supplier because of the Company’s ability to utilize the intellectual property to have thermal film manufactured either internally or elsewhere.

No claims have been made against the Company or by the Company at present in connection with the Former Primary Film Supplier’s bankruptcy, except that on December 10, 2002, the Company received a notice of claim for alleged preferential payments made by the Former Primary Film Supplier to the Company in the period before filing of the bankruptcy proceeding in the approximate amount of $260,000. The Company intends to vigorously defend against such claim under the overall circumstances of its relationship with the Former Primary Film Supplier. At present the Company does not know whether it will make any claims against the Primary Film Supplier and the Company is unable to predict whether any additional claims will be made against it in connection with the Former Primary Film Supplier’s bankruptcy proceeding as to any aspect of the Company’s relationship with such Former Primary Film Supplier. The Company is unable at this time to predict the outcome and effects of this situation. The Company has, nevertheless, made provision for existing claims that it believes are adequate at this time, although it is unable to make such predictions with any certainty.

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

19. Selected Quarterly Information (Unaudited):

The following table represents summarized data for each of the quarters in fiscal years 2003 and 2002 (in thousands, except per share amounts).

	2003
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$11,421	$12,855	$16,517	$10,061
Gross profit	2,908	2,704	4,596	2,309
Income (loss) from operations	(823)	(1,402)	149	(1,906)
Other income (expense), net	(58)	88	(72)	(4)
Income (loss) before extraordinary gain	(494)	(759)	38	(1,318)
Extraordinary gain, net of tax of $85	—	—	—	—
Net income (loss)	(494)	(759)	38	(1,318)

Basic earnings (loss) per share:
Income (loss) from operations	$(0.09)	$(0.14)	$0.01	$(0.24)
Extraordinary gain	—	—	—	—
Basic earnings (loss) per share	$(0.09)	$(0.14)	$0.01	$(0.24)

Diluted earnings (loss) per share:
Income (loss) from operations	$(0.09)	$(0.14)	$0.01	$(0.24)
Extraordinary gain	—	—	—	—
Diluted earnings (loss) per share	$(0.09)	$(0.14)	$0.01	$(0.24)

	2002
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$13,648	$24,668 (a)	$13,833	$12,900
Gross profit	2,911	6,764	4,855	4,035
Income (loss) from operations	(1,161)	1,261	255	79
Other income (expense), net	(145)	(132)	(397)	(96)
Income (loss) before extraordinary gain	(604)	1,156	(80)	(39)
Extraordinary gain, net of tax of $85	—	—	—	686
Net income (loss)	(604)	1,156	(80)	647

Basic earnings (loss) per share:
Income (loss) from operations	$(0.11)	$0.21	$(0.01)	$(0.01)
Extraordinary gain	—	—	—	0.13
Basic earnings (loss) per share	$(0.11)	$0.21	$(0.01)	$0.12

Diluted earnings (loss) per share:
Income (loss) from operations	$(0.11)	$0.21	$(0.01)	$(0.01)
Extraordinary gain	—	—	—	0.13
Diluted earnings (loss) per share	$(0.11)	$0.21	$(0.01)	$0.12

(a)	Includes revenues of $15.8 million recognized related to the sale of a reservoir characterization system. The Company expects to recognize up to $3.6 million of additional revenues related to this trasnsaction during the first quarter of fiscal year 2004 depending on the system’s future performance through December 31, 2003.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and

Stockholders of OYO Geospace Corporation:

Our audits of the consolidated financial statements referred to in our report dated November 24, 2003 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/    PRICEWATERHOUSECOOPERS LLP

Houston, Texas

November 24, 2003

Schedule II

OYO Geospace Corporation and Subsidiaries

Valuation and Qualifying Accounts

(In Thousands)

	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Charged to Other Assets	Deductions	Balance at End of Period
Year ended September 30, 2003
Allowance for doubtful accounts on accounts and notes receivable	$474	$229	$—	$(225)	$478

Year ended September 30, 2002
Allowance for doubtful accounts on accounts and notes receivable	470	146	—	(142)	474

Year ended September 30, 2001
Allowance for doubtful accounts on accounts and notes receivable	353	214	—	(97)	470

	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Charged to Other Assets	Deductions	Balance at End Of Period
Year ended September 30, 2003
Inventory obsolescence reserve	$931	$234	$—	$(112)	$1,053

Year ended September 30, 2002
Inventory obsolescence reserve	1,089	970	—	(1,128)	931

Year ended September 30, 2001
Inventory obsolescence reserve	1,742	1,073	—	(1,726)	1,089

32