Form 10-Q
period 2003-12-31
OYO GEOSPACE CORP
filed 2004-02-11
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended December 31, 2003 OR

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

Yes ☐ No ☒

There were 5,574,845 shares of the Registrant’s Common Stock outstanding as of the close of business on February 9, 2004.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2003	September 30, 2003
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$1,027	$671
Trade accounts receivable, net	11,933	7,849
Notes receivable, net	2,443	2,129
Inventories, net	23,451	22,929
Deferred income tax	1,235	1,233
Prepaid expenses and other	3,684	2,739

Total current assets	43,773	37,550

Rental equipment, net	2,314	2,175
Property, plant and equipment, net	20,410	22,379
Patents, net	3,721	3,861
Goodwill, net	1,843	1,843
Deferred income tax	1,659	1,869
Other assets	1,337	1,758

Total assets	$75,057	$71,435

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$4,747	$5,889
Accounts payable	2,364	2,801
Accrued expenses and other	4,501	3,758
Deferred revenue	942	138
Income tax payable	150	27

Total current liabilities	12,704	12,613

Long-term debt	6,131	6,232

Total liabilities	18,835	18,845

Minority interest in consolidated subsidiary	124	119

Stockholders’ equity:
Preferred stock	—	—
Common stock	56	56
Additional paid-in capital	30,636	30,636
Retained earnings	24,967	21,799
Accumulated other comprehensive income (loss)	442	(16)
Unearned compensation-restricted stock awards	(3)	(4)

Total stockholders’ equity	56,098	52,471

Total liabilities and stockholders’ equity	$75,057	$71,435

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended December 31, 2003	Three Months Ended December 31, 2002
Sales	$17,358	$10,061
Cost of sales	9,215	7,752

Gross profit	8,143	2,309
Operating expenses:
Selling, general and administrative	3,447	2,836
Research and development	1,200	1,379

Total operating expenses	4,647	4,215

Income (loss) from operations	3,496	(1,906)
Other income (expense):
Interest expense	(143)	(91)
Interest income	63	41
Other, net	77	46

Total other expense, net	(3)	(4)

Income (loss) before income taxes and minority interest	3,493	(1,910)
Income tax expense (benefit)	320	(611)

Income (loss) before minority interest	3,173	(1,299)
Minority interest	(5)	(19)

Net income (loss)	$3,168	$(1,318)

Basic earnings (loss) per share	$0.57	$(0.24)

Diluted earnings (loss) per share	$0.56	$(0.24)

Weighted average shares outstanding—Basic	5,554,624	5,546,572

Weighted average shares outstanding—Diluted	5,629,389	5,546,572

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended December 31, 2003	Three Months Ended December 31, 2002
Cash flows from operating activities:
Net income (loss)	$3,168	$(1,318)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred income tax benefit	208	456
Depreciation and amortization	962	973
Minority interest	5	20
(Gain) loss on disposal of property, plant and equipment	(23)	29
Bad debt expense	101	36
Effects of changes in operating assets and liabilities:
Trade accounts and notes receivable	(4,075)	2,075
Inventories	(521)	(3,174)
Prepaid expenses and other assets	286	(411)
Accounts payable	(437)	(903)
Accrued expenses and other	810	223
Deferred revenue	804	(57)
Income tax payable	124	(996)

Net cash provided by (used in) operating activities	1,412	(3,047)

Cash flows from investing activities:
Capital expenditures	(880)	(524)
Proceeds from sale of property and equipment	1,061	—

Net cash provided by (used in) investing activities	181	(524)

Cash flows from financing activities:
Borrowings under debt arrangements	5,867	9,350
Principal payments on debt arrangements	(7,110)	(4,817)
Proceeds from exercise of stock options	—	9

Net cash provided by (used in) financing activities	(1,243)	4,542

Effect of exchange rate changes on cash	6	47

Increase in cash and cash equivalents	356	1,018
Cash and cash equivalents, beginning of period	671	1,538

Cash and cash equivalents, end of period	$1,027	$2,556

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.    Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet of OYO Geospace Corporation and its subsidiaries (the “Company”) at September 30, 2003 was derived from the Company’s audited consolidated financial statements at that date. The consolidated balance sheet at December 31, 2003 and the consolidated statements of operations for the three months ended December 31, 2003 and 2002, and the consolidated statements of cash flows for the three months ended December 31, 2003 and 2002, were prepared by the Company, without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows were made. The results of operations for the three months ended December 31, 2003 are not necessarily indicative of the operating results for a full year or of future operations.

Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America were omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2003.

Inventories

The Company records a write-down of its inventory when the cost basis of any manufactured product (including any estimated future costs to complete the manufacturing process) exceeds its net realizable value. Inventories are stated at the lower of cost (as determined by the first-in, first-out method) or market value.

Revenue Recognition

Revenue is primarily derived from the sale, and short-term rental under operating leases, of seismic instruments and equipment and commercial graphics products. Sales revenues are generally recognized when the Company’s products are shipped and title and risk of loss have passed to the customer. Rental revenues are recognized as earned over the rental period. Rentals of the Company’s equipment are short term and generally range from daily rentals to rental periods of up to six months. Products are generally sold without any customer acceptance provisions and the Company’s standard terms of sale do not allow customers to return products for credit. In circumstances where acceptance provisions are significant, the revenue and related profit are deferred until such time as acceptance occurs. Most of the Company’s products do not require installation assistance or sophisticated instruction.

Research and Development Costs

The Company expenses research and development costs as incurred. Research and development costs include salaries, employee benefit costs, department supplies, and other related costs.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Product Warranties

The Company offers a standard product warranty obligating it to repair or replace equipment with manufacturing defects. The Company maintains a reserve for future warranty costs based on historical experience or, in the absence of historical product experience, management’s estimates. Changes in the warranty reserve are contained in the following table (in thousands):

Balance at the beginning of the period (October 1, 2003)	$877
Accruals for warranties issued during the period	86
Accruals related to pre-existing warranties (including changes in estimates)	(476)
Settlements made (in cash or in kind) during the period	(8)

Balance at the end of the period (December 31, 2003)	$479

Stock-Based Compensation

Employee stock plans are accounted for under the intrinsic value method of recognition and measurement principles as discussed in the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company utilizes the Black-Scholes option valuation model to value stock options for pro forma presentation of income and per share data as if the fair value based method in Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, had been used to account for stock-based compensation. The following presents pro forma effect on net income and earnings per share data as if a fair value based method had been used to account for stock-based compensation:

	Three Months Ended December 31, 2003	Three Months Ended December 31, 2002
Net income (loss), as reported	$3,168	$(1,318)
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(95)	(92)

Pro forma income (loss)	$3,073	$(1,410)

Earnings (loss) per share:
Basic-as reported	$0.57	$(0.24)
Basic-pro forma	$0.55	$(0.25)
Diluted-as reported	$0.56	$(0.24)
Diluted-pro forma	$0.55	$(0.25)

The FASB has indicated that it expects to issue a standard during 2004 that will require the use of a fair value method of accounting for stock-based compensation. The Company will evaluate the provisions of that standard when issued and would expect to include a charge to its results of operations in each future reporting period after the new standard is required to be implemented.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

New Accounting Pronouncements

In December 2003, the SEC issued Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”), which supercedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance contained within SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The impact of SAB 104 did not have a material effect on the financial position or results of operations of the Company.

2.    Earnings Per Common Share

The following table summarizes the calculation of net earnings and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings per share (in thousands, except per share data):

	Three Months Ended December 31, 2003	Three Months Ended December 31, 2002
Net earnings (loss) available to common stockholders	$3,168	$(1,318)

Weighted average common shares and common share equivalents:
Common shares	5,554,624	5,546,572
Common share equivalents	74,765	—

Total weighted average common shares and common share equivalents	5,629,389	5,546,572

Basic earnings (loss) per share	$0.57	$(0.24)

Diluted earnings (loss) per common share	$0.56	$(0.24)

Options totaling 64,013 and 167,308 shares of common stock for the three months ended December 31, 2003 and December 31, 2002 were not included in the computation of weighted average shares because the impact to these options were antidilutive.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3.    Comprehensive Income

Comprehensive income includes all changes in a company’s equity, except those resulting from investments by and distributions to stockholders. The following table summarizes the components of comprehensive income (in thousands):

	Three Months Ended December 31, 2003	Three Months Ended December 31, 2002
Net income (loss)	$3,168	$(1,318)
Foreign currency translation adjustments	458	47

Total comprehensive income (loss)	$3,626	$(1,271)

4.    Trade Accounts and Notes Receivable

Current trade accounts and notes receivable consisted of the following (in thousands):

	December 31, 2003	September 30, 2003
Trade accounts receivable	$12,527	$8,327
Trade notes receivable	2,443	2,129
Allowance for doubtful accounts and notes	(594)	(478)

	$14,376	$9,978

The increase in trade accounts receivable at December 31, 2003 includes $3.1 million for a billing related to the satisfactory completion of the performance period for a permanent seismic reservoir characterization system. Trade notes receivable in the above table do not include $0.8 million of notes receivable classified as long-term.

5.    Inventories

Inventories consisted of the following (in thousands):

	December 31, 2003	September 30, 2003
Finished goods	$6,211	$4,900
Work-in-process	2,608	3,241
Raw materials	16,108	15,841
Obsolescence reserve	(1,476)	(1,053)

	$23,451	$22,929

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

The following tables summarize the Company’s segment information:

	Three Months Ended December 31, 2003	Three Months Ended December 31, 2002
Net sales:
Seismic	$14,584	$7,063
Commercial graphics	2,821	3,016
Eliminations	(47)	(18)

Total	$17,358	$10,061

Income (loss) from operations:
Seismic	$5,205	$(521)
Commercial graphics	76	121
Corporate	(1,785)	(1,506)

Total	$3,496	$(1,906)

	December 31, 2003	September 30, 2003
Total assets:
Seismic	$51,217	$47,391
Commercial graphics	14,450	14,256
Corporate	9,390	9,788

	$75,057	$71,435

Included in the first quarter results is a large bonus award of approximately $3.1 million resulting from successful performance of our permanent seabed seismic reservoir characterization and monitoring system to a major oil company in the North Sea. There were insignificant costs incurred in this quarter related to the performance bonus earned.

7.    Line of Credit

The Company has entered into a credit agreement pursuant to which it can borrow up to $10.0 million secured by its accounts receivable and inventories (the “Credit Agreement”). The Credit Agreement, as amended, expires on February 28, 2004. Borrowings under the Credit Agreement are subject to borrowing base restrictions based on (i) consolidated net income plus consolidated interest expense, income taxes, depreciation and amortization (“EBITDA”) and (ii) levels of eligible accounts receivable and inventories. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial amounts and contains other

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

covenants customary in agreements of this type. As of December 31, 2003 there were borrowings of $4.4 million outstanding under the Credit Agreement, and additional borrowings available under the Credit Agreement of $5.6 million.

The Company is currently negotiating with the bank to renew the Credit Agreement for extension of the maturity into 2005. The Company expects to renew the Credit Agreement, but has no assurances that it will be able to do so on terms acceptable to the Company. The Company’s borrowing interest rate is, at the Company’s option, the bank’s prime rate plus 1.0% or a LIBOR based rate. The interest rate for Company’s borrowings at December 31, 2003 was 5.0%.

8.    Film Supplier Developments

In April 2002, the Company purchased certain intellectual property rights from its then primary supplier of dry thermal film (the “Former Primary Film Supplier”) for $2.3 million. Such purchase gave the Company exclusive ownership of all technology used by the Former Primary Film Supplier to manufacture dry thermal film. Such purchase included technology then existing and any dry thermal film technology thereafter developed by the Former Primary Film Supplier for use in the Company’s equipment. The Company also entered into an amended supply agreement pursuant to which the Former Primary Film Supplier agreed to provide the Company with the dry thermal film. In connection with the purchase, the Company agreed to license the technology to the Former Primary Film Supplier on a perpetual basis so long as it could meet predefined quality and delivery requirements. If the Former Primary Film Supplier could not meet such requirements, the Company has the right to use the technology itself or to license the technology to any third party to manufacture dry thermal film.

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

The Former Primary Film Supplier has ceased providing the Company with dry thermal film. As a result, the Company is currently purchasing a large quantity of dry thermal film from its alternate supplier of dry thermal film (the “Other Film Supplier”) and the Company is using the technology it purchased from the Former Primary Film Supplier to manufacture dry thermal film internally.

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

No claims have been made against the Company or by the Company at present in connection with the Former Primary Film Supplier’s bankruptcy, except that on December 10, 2002, the Company received a notice of claim for alleged preferential payments made by the Former Primary Film Supplier to the Company in the period before filing of the bankruptcy proceeding in the approximate amount of $260,000. The Company intends to vigorously defend

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

against such claim under the overall circumstances of its relationship with the Former Primary Film Supplier. At present, the Company does not know whether it will make any claims against the Former Primary Film Supplier and it is unable to predict whether any additional claims will be made against the Company in connection with the Former Primary Film Supplier’s bankruptcy proceeding as to any aspect of its relationship with the Former Primary Film Supplier. The Company is unable at this time to predict the outcome and effects of this situation. The Company has, nevertheless, made provision for the existing claim and it believes such provision is adequate at this time, although it is unable to make such predictions with any certainty.

9.    Income Taxes

The United States statutory tax rate for the periods reported was 34.0%; however, the Company’s effective tax rate for the three months ended December 31, 2003 was only 9.2%. During the first quarter of fiscal year 2004, the Company realized taxable income that allowed it to utilize certain of its deferred tax assets. In addition, the Company expects to record taxable income in future periods, including U.S. taxable income from foreign sources, which will result in the utilization of additional deferred tax assets. As a result, the Company reversed a deferred tax valuation allowance of $0.8 million. The effective tax rate for the three months ended December 31, 2002 was a benefit of 32.0%.

10.    Relocation and Consolidation of Facilities

During the first quarter, the Company relocated the operations of five separate Houston-area facilities to a single newly purchased facility in northwest Houston, resulting in relocation expenditures of $0.4 million. The Company expects to realize significant cost savings as a result of this facility consolidation.

During the first quarter, the Company sold a vacant parcel of land and a surplus building and associated land. The sale of these surplus properties is an integral part of the Company’s plan to consolidate facilities and reduce operating costs. Proceeds from the sale of the surplus properties totaled $1.1 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the major elements of our consolidated financial statements. You should read this discussion and analysis together with our consolidated financial statements and accompanying notes and other detailed information appearing elsewhere in this Form 10-Q. The discussion of our financial condition and results of operations includes various forward-looking statements about our markets, the demand for our products and services and our future plans and results. These statements are based on assumptions that we consider to be reasonable, but that could prove to be incorrect. For more information regarding our assumptions, you should refer to the section entitled “Forward-Looking Statements and Risks” contained elsewhere in this Form 10-Q.

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

Marine seismic data acquisition is conducted primarily by large ocean-going vessels that tow long seismic cables known as “streamers”. Usually, the energy source used in marine seismic data acquisition is an airgun, and the reflected seismic waves are received and measured by hydrophones, which are an integral part of the streamers. The streamers simultaneously transmit the electrical impulses back to the vessel via telemetric cable included within the streamers, and the seismic data is recorded and processed in much the same manner as it is on land.

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

During our fiscal year ended September 30, 2002, we delivered a reservoir characterization and monitoring system to a major oil company, for installation in one of its fields in the North Sea. In accordance with the terms of the contract, we recognized $15.8 million of revenues in our fiscal year ended September 30, 2002 and $2.5 million of revenues in our fiscal year ended September 30, 2003. Due to the system’s successful performance through December 31, 2003, we earned a $3.1 million performance bonus, and recognized such revenue in the first quarter of fiscal year 2004. All costs related to this sale, including estimated costs for warranty and delivery, were recorded in the fiscal year ended September 30, 2002.

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

In April 2002, we purchased certain intellectual property rights from our then primary supplier of dry thermal film (the “Former Primary Film Supplier”) for $2.3 million. Such purchase gave us exclusive ownership of all technology used by the Former Primary Film Supplier to manufacture dry thermal film. Such purchase included technology then existing and any dry thermal film technology thereafter developed by the Former Primary Film Supplier for use in our equipment. We also entered into an amended supply agreement pursuant to which the Former Primary Film Supplier agreed to provide us with the dry thermal film. In connection with the purchase, we agreed to license the technology to the Former Primary Film Supplier on a perpetual basis so long as it could meet predefined quality and delivery requirements. If the Former Primary Film Supplier could not meet such requirements, the agreement provides us with the right to use the technology ourselves or to license the technology to any third party to manufacture dry thermal film.

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

The Former Primary Film Supplier has ceased providing us with dry thermal film. As a result, we are currently purchasing a large quantity of dry thermal film from our alternate film supplier (the “Other Film Supplier”) and we are using the technology we purchased from the Former Primary Film Supplier to manufacture dry thermal film internally.

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

No claims have been made against us or by us at present in connection with the Former Primary Film Supplier’s bankruptcy, except that on December 10, 2002, we received a notice of claim for alleged preferential payments made by the Former Primary Film Supplier to us in the period before filing of the bankruptcy proceeding in the approximate amount of $260,000. We intend to vigorously defend against such claim under the overall circumstances of our relationship with the Former Primary Film Supplier. At present we do not know whether we will make any claims against the Former Primary Film Supplier and we are unable to predict whether any additional claims will be made against us in connection with the Former Primary Film Supplier’s bankruptcy proceeding as to any aspect of our relationship with such Former Primary Film Supplier. We are unable at this time to predict the outcome and effects of this situation. We have, nevertheless, made provision for the existing claim, and we believe such provision is adequate at this time, although we are unable to make such predictions with any certainty.

Results of Operations

We report and evaluate financial information for two segments: Seismic and Commercial Graphics. Summary financial data by business segment follows:

	Three Months Ended December 31, 2003	Three Months Ended December 31, 2002
Seismic
Net sales	$14,584	$7,063
Operating income (loss)	5,205	(521)

Commercial Graphics
Net sales	2,821	3,016
Operating income	76	121

Corporate
Operating loss	(1,785)	(1,506)

Eliminations
Net sales	(47)	(18)

Consolidated Totals
Net sales	17,358	10,061
Operating income (loss)	3,496	(1,906)

Overview

Three months ended December 31, 2003 compared to three months ended December 31, 2002

Consolidated sales for the three months ended December 31, 2003 increased $7.3 million, or 72.5%, from the corresponding period of the prior fiscal year. Sales for the three months ended December 31, 2003 include a bonus award of $3.1 million resulting from the successful installation and performance of a permanent seismic reservoir characterization system to a major oil company. During the quarter, we also delivered $3.8 million of retrievable seismic reservoir and borehole seismic acquisition systems to other customers.

Consolidated gross profits for the three months ended December 31, 2003 increased by $5.8 million, or 252.7%, from the corresponding period of the prior year. The higher gross profits include approximately $3.1 million of gross profit from the bonus award referred to above. In addition, the sale of retrievable seismic reservoir and borehole seismic acquisition systems contributed to the increased gross profits.

Consolidated operating expenses for the three months ended December 31, 2003 increased $0.4 million, or 10.2%, from the corresponding periods of the prior fiscal year. The increase in operating expenses for the current period primarily resulted from an expenditure of $0.4 million to consolidate our five Houston-area operations into a newly purchased facility in northwest Houston.

The United States statutory tax rate for the periods reported was 34.0%; however, our effective tax rate for the three months ended December 31, 2003 was only 9.2%. During this period, we realized taxable income that allowed us to utilize certain of our deferred tax assets. In addition, we expect to record taxable income in future periods, including U.S. taxable income from foreign sources, which will result in the utilization of additional deferred tax assets. As a result, we reversed a deferred tax valuation allowance of $0.8 million. The effective tax rate for the three months ended December 31, 2002 was a benefit of 32.0%.

Seismic

Our seismic product lines currently consist of high definition reservoir characterization products and services, geophones and hydrophones, including multi-component geophones and hydrophones, seismic leader wire, geophone string connectors, seismic telemetry cable, marine seismic cable retrieval devices and small data acquisition systems targeted at niche markets.

Net Sales

Sales of our seismic products for the three months ended December 31, 2003 increased $7.5 million, or 106.5%, from the corresponding period of the prior fiscal year. The large increase in sales included a bonus award of $3.1 million dollars resulting from successful installation and performance of a permanent seismic reservoir characterization system to a major oil company. Also during the quarter, we also delivered $3.8 million of retrievable seismic reservoir and borehole seismic acquisition systems. Sales of our traditional seismic exploration products showed modest improvements in certain international markets.

Operating Income

Operating income for the three months ended December 31, 2003 increased $5.7 million from the corresponding period of the previous fiscal year. The increase includes higher gross profits of approximately $3.1 million the bonus award referred to above. In addition, sales of the retrievable seismic reservoir and borehole seismic acquisition systems, contributed to the increased gross profits.

Commercial Graphics

Our commercial graphics business segment manufactures and sells thermal imaging equipment and dry thermal film primarily to the screen print, point of sale, signage and textile market sectors. This business segment has some sales to customers in the seismic industry.

Net Sales

Sales of our commercial graphics products for the three months ended December 31, 2003 decreased $0.2 million, or 6.5%, from the corresponding period of the prior year. The decrease in sales is primarily due to lower sales of thermal imaging equipment. Such decrease in thermal imaging equipment sales is not considered to be a trend due to changing market conditions, and equipment sales in future periods are expected to meet or exceed current period levels.

Operating Income

Our operating income for the three months ended December 31, 2003 decreased $45,000 from the corresponding period of the prior fiscal year. Such decrease is the result of lower sales.

Liquidity and Capital Resources

At December 31, 2003, we had $1.0 million in cash and cash equivalents. For the three months ended December 31, 2003, we generated approximately $1.4 million of cash from operating activities. The cash provided by operating activities resulted from a combination of our net income of $3.2 million, which included non-cash charges of $1.0 million for depreciation and amortization, and a $0.2 million charge for deferred income taxes. In addition, we increased our accrued expenses, deferred revenues and income taxes by $1.7 million. The cash generated was offset by increased accounts and notes receivables of $4.1 million resulting primarily from increases in our revenues. Other uses of cash included increased inventories of $0.5 million and a $0.4 million decrease in accounts payable.

For the three months ended December 31, 2003, we generated approximately $0.2 million of cash in investing activities. We received $1.1 million of cash proceeds from the sale of a vacant parcel of land and a surplus building and associated land. The sale of these surplus properties is an integral part of our plan to consolidate facilities and reduce operating costs. We used $0.9 million of cash for capital expenditures. We estimate that our capital expenditures in fiscal year 2004 will range between $2.0 to $3.0 million, which we expect to fund through operating cash flows and borrowings under our credit facility.

For the three months ended December 31, 2003, we used approximately $1.2 million of cash in financing activities primarily for the repayment of borrowings under our credit facility and repayment of a loan to a Russian bank.

We have entered into a credit agreement pursuant to which we can borrow up to $10.0 million secured by our accounts receivable and inventory (the “Credit Agreement”). The Credit Agreement, as amended, expires on February 28, 2004. Borrowings under the Credit Agreement are subject to borrowing base restrictions based on (i) consolidated net income plus consolidated interest expense, income taxes, depreciation and amortization and (ii) levels of eligible accounts receivable and inventories. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial amounts and contains other covenants customary in agreements of this type. As of December 31, 2003 there were borrowings of $4.4 million outstanding under the Credit Agreement, and additional borrowings available under the Credit Agreement of $5.6 million.

We expect to renew our Credit Agreement for an additional year, but we have no assurance that we will be able to do so on terms acceptable to us. We anticipate that the existing cash balance as of December 31, 2003, cash flow from operations and borrowing availability under our existing credit facility, assuming it is extended, or borrowing availability under a new credit facility will provide adequate cash flows and liquidity for fiscal year 2004. We expect that the liquidity from such amounts and cash flows from operations in fiscal year 2004 will satisfy the capital expenditures, scheduled debt payments, and operational budgets for the upcoming year. Our borrowing interest rate is, at our option, the bank’s prime rate plus 1.0% or a LIBOR based rate. The interest rate for our borrowings at December 31, 2003 was 5.0%.

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

Revenue is primarily derived from the sale, and short-term rental under operating leases, of seismic instruments and equipment and commercial graphics products. Sales revenues are generally recognized when our products are shipped and title and risk of loss have passed to the customer. Rental revenues are recognized as earned over the rental period. Rentals of our equipment are short term and generally range from daily rentals to rental periods of up to six months. Products are generally sold without any customer acceptance provisions and our standard terms of sale do not allow customers to return products for credit. Most of our products generally do not require installation assistance or sophisticated instruction. We offer a standard product warranty obligating us to repair or replace equipment with manufacturing defects. We maintain a reserve for future warranty costs based on historical experience. We record a write-down of inventory when the cost basis of any item (including any estimated future costs to complete the manufacturing process) exceeds its net realizable value.

New Accounting Pronouncements

In December 2003, the SEC issued Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”), which supercedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance contained within SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The impact of SAB 104 did not have a material effect on our financial position or our results of operations.

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

Management’s Current Outlook

Our estimates as to future results and industry trends, to the extent described in this document, are generally based on assumptions regarding the future level of seismic exploration activity and seismic reservoir monitoring projects and, in turn, their effect on the demand and pricing of our products and services. Our analysis of the market and its impact on us is based upon the following outlook for fiscal year 2004:

•	The impact of political conditions and hostilities around the world, including those of the Middle East, which may have a significant impact on the oil and gas commodity prices, will not cause a significant increase or further significant decrease in demand for our seismic products during fiscal year 2004.

•	On the other hand, political conditions and hostilities around the world, which have a significant impact on the oil and gas industry, will remain and present serious economic risks for our seismic business.

•	While we expect demand for our traditional seismic land and marine products to increase slightly in 2004, sales of equipment into the traditional seismic contracting industry remains constrained because:

•	the supply of land and marine contract seismic services currently exceeds the international demand for such services;

•	the reduced demand for seismic services and past customer consolidations have resulted in a surplus in the availability of certain seismic equipment;

•	there is an ample supply of seismic data stored in libraries for many of the oil and gas producing regions around the world;

•	pricing for many of our land based seismic products will continue to be subject to pressures due to industry wide manufacturing over capacity; and

•	competition among seismic equipment manufacturers could further intensify as large international seismic contractors expand their internal manufacturing capabilities or form alliances with competitors.

•	Our new high definition reservoir characterization products and services are expected to become more widely accepted by the industry. Sales in fiscal year 2004 are expected to be higher than fiscal year 2003 levels based on current order levels and pending quotations.

•	Sales of our new offshore cable products are expected to increase in fiscal year 2004.

•	Demand for our products used in the commercial graphics industry is expected to increase slightly in fiscal year 2004 with continued market acceptance of our dry thermal film and new product introductions.

Our outlook is based on various macro-economic factors and our internal assessments, and actual market conditions could vary materially from those assumed.

Risk Factors

Our New Products May Not Achieve Market Acceptance

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

In particular, we have incurred substantial expenditures to develop our recently introduced HDSeis™ product line for borehole and reservoir characterization applications. For a discussion of particular factors and risks relating to projects in the reservoir characterization area, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Industry Overview” in this Report on Form 10-Q. We cannot assure you that we will realize our expectations regarding market acceptance and revenues from these products and services.

A Decline in Industry Conditions Could Affect our Projected Results

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

We May Experience Fluctuations in Quarterly Results of Operations

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

Our Credit Risks Could Increase as our Customers Continue to Face Difficult Economic Circumstances

We believe, and have assumed that our allowance for bad debts at December 31, 2003 is adequate in light of known circumstances. However, we cannot assure you that additional amounts attributable to uncollectible receivables and bad debt write-offs will not have a material adverse effect on our future results of operations. Many of our customers, particularly seismic contractors, have suffered from lower revenues and experienced liquidity challenges resulting from the economic difficulties throughout our industry. We have in the past incurred significant write-offs in our accounts receivable due to customer credit problems. We have found it necessary from time to time to extend trade credit and promissory notes to long-term customers and others where some risks of non-payment or late payment exist. Given recent industry conditions, some of our customers have experienced liquidity difficulties, which increases those credit risks.

Demand for Our Products is Volatile

Demand for our products depends primarily on the level of worldwide oil and gas exploration activity. That activity, in turn, depends primarily on prevailing oil and gas prices and availability of seismic data. Historically, the markets for oil and gas have been volatile, and those markets are likely to continue to be volatile. Oil and gas prices are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond our control. These factors include the level of consumer demand, weather conditions, domestic and foreign governmental regulations, price and availability of alternative fuels, political conditions and hostilities in the Middle East and other significant oil-producing regions, foreign supply of oil and gas, prices of foreign imports and overall economic conditions. Continued low demand for our products could materially and adversely affect our results of operations and liquidity. For a further discussion on this, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Industry Overview”.

We Have a Relatively Small Public Float, and Our Stock Price May be Volatile

We have approximately 2.4 million shares outstanding held by non-affiliates. This small float results in a relatively illiquid market for our common stock. Our average daily trading volume during fiscal year 2003 was approximately 2,500 shares. Our small float and daily trading volumes has in the past caused, and may in the future result in, greater volatility of our stock price.

Our Industry is Characterized by Rapid Technological Development and Product Obsolescence

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

We Operate in Highly Competitive Markets

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

We Have a Limited Market

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

We Cannot Be Certain of Patent Protection of Our Products

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

Our Foreign Marketing Efforts Face Additional Risks and Difficulties

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

We Rely on Key Suppliers for Significant Product Components

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

We Are Subject to Control by a Principal Stockholder

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

A General Downturn in the U.S. Economy in 2004 May Adversely Affect our Business

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

Sarbanes-Oxley Act of 2002

In response to several high profile cases of accounting irregularities, the Sarbanes-Oxley Act of 2002 (“the Act”) was enacted into law on July 30, 2002. We are required to begin to comply with the annual requirements of Section 404 of the Act effective with our fiscal year beginning October 1, 2004. The Act, and rules promulgated thereunder, as well as new Nasdaq listing standards addressing corporate governance issues, endeavor to provide greater accountability and promote investor confidence by imposing specific corporate governance requirements, by requiring more stringent controls and certifications by corporate management and by ultimately imposing new auditor attestations. The Act and new Nasdaq rules affect how audit committees, corporate management and auditors of publicly traded companies carry out their respective responsibilities and interact with each other and mandate composition of audit committees by independent directors. The Act will likely result in higher expenses for publicly traded companies as a result of higher audit and review fees, higher director fees, higher internal costs to document and test internal controls and higher legal fees. The Act, together with the financial scandals and difficult economic environment of recent years have also led to substantially increased premiums for director and officer liability insurance. These likely increased expenses will affect smaller public companies, like us, disproportionately from their effects on companies with larger revenue and operating income bases with which to absorb such increased costs.

We May Not Enjoy the Expected Benefits of Our Move to a Newly Purchased Facility and Other Internal Restructurings

While we have recently purchased a large facility to house all our existing U.S. operations and activities and have taken other measures, all with the expectation of improving our efficiency and margins, we cannot assure you that our efforts will be successful or that we will enjoy the full benefit of capital and operating expenditures incurred in connection with such measures.

We May Not be Able to Extend or Replace Our Existing Credit Agreement

Our existing credit agreement with a bank expired January 13, 2004. The expiration date was subsequently extended to February 28, 2004. While we are attempting to extend or replace our credit agreement, we have no assurance that we will be able to do so or to do so on terms that are commercially satisfactory to us. While we do not believe that we will experience any significant liquidity problems on account of the expiration of such credit agreement, we regard it as an important security measure to have in place an adequate credit arrangement to assure stability in our cash flow cycles, and the failure to extend or renew such credit agreement will lessen our security as to liquidity.

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

Foreign Currency Exchange Rate Risk

We purchase printheads from OYO Corporation, which purchases them from the Japanese Supplier, pursuant to terms under which such purchases are denominated in Japanese yen. We routinely attempt to hedge our currency exposure on these purchases by entering into foreign currency forward contracts with a bank. The purpose of entering into these forward hedge contracts is to eliminate variability of cash flows associated with foreign currency exposure risk on amounts payable in Japanese yen. Our forward contracts with the bank are considered derivatives. Accounting principles generally accepted in the United States require that we record these foreign currency forward contracts on the balance sheet and mark them to fair value at each reporting date. Our aggregate dollar exposure to forward yen contracts usually does not exceeded $0.5 million and such contracts ordinarily are settled within 10 months. Resulting gains and losses are reflected in income and were not material for our fiscal quarter ended December 31, 2003. At December 31, 2003, we had $0.3 million of yen denominated foreign currency forward contracts, and we had $0.3 million of yen denominated accounts payable.

Foreign Currency and Operations Risk

We have a subsidiary located in Russia. Therefore, our financial results may be affected by factors such as changes in foreign currency exchange risks, weak economic conditions or changes in Russia’s political climate. Our consolidated balance sheet at December 31, 2003 reflected approximately $1.4 million of net working capital related to our Russian subsidiary. This subsidiary generally receives its income and pays its expenses primarily in Russian rubles. To the extent that transactions of this subsidiary are settled in rubles, a devaluation of the ruble versus the U.S. dollar could reduce any contribution from our Russian subsidiary to our consolidated results of operations as reported in U.S. dollars. We do not hedge the market risk with respect to our operations in Russia; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of Russian rubles versus U.S. dollars to the extent such disruptions result in any reduced valuation of the Russian subsidiary’s net working capital or future contributions to our consolidated results of operations.

Foreign Currency Intercompany Accounts and Notes Receivable

From time-to-time, we provide access to capital to our foreign subsidiaries through U.S. dollar denominated interest bearing promissory notes. Such funds are generally used by our foreign subsidiaries to purchase capital assets and for general working capital needs. In addition, we sell products to our foreign subsidiaries in U.S. dollars on trade credit terms. Because these U.S. dollar denominated intercompany debts are accounted for in the local functional currency of the foreign subsidiary, any appreciation or devaluation of such foreign currencies against the U.S. dollar will result in a gain or loss, respectively, to our consolidated statement of operations. At December 31, 2003, we had outstanding accounts and notes receivable of $2.8 million, $1.4 million and $0.4 million from our subsidiaries in Canada, Russia, and the U.K, respectively.

Interest Rate Risk

We have a revolving credit agreement and a real estate mortgage agreement with banks, each with floating interest rates. These floating interest rates subject us to the risk of increased interest costs associated with any upward movements in bank market interest rates. Under the revolving credit agreement, our borrowing interest rate is the bank’s prime rate plus 100 basis points or a LIBOR rate plus 350 basis points, whichever we select. Under the real estate mortgage agreement, our borrowing rate was a LIBOR rate plus 250 basis points with a minimum rate of 4.0%. As of December 31, 2003, we had borrowed $4.4 million under our revolving credit agreement at an average borrowing rate of 5.0% and $3.0 million borrowed under our real estate mortgage agreement at a borrowing rate of 4.0%. Due to the amount of borrowings outstanding under these facilities, any increased interest costs associated with movements in market interest rates could be material to our financial condition, results of operation or cash flow.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2003, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control

There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of the evaluation of our disclosure controls and procedures referred to in the preceding paragraph. As we begin to evaluate our internal controls in greater detail under Section 404, there may be certain future improvements not currently considered significant.

PART II—OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)	The following exhibits are filed with this Quarterly Report.

3.1	Restated Certificate of Incorporation of the Company *

3.2	Restated Bylaws of the Company *

10.1	Fifth Amendment to Loan Agreement, dated as of December 5, 2003, by and between Concord Technologies, LP, Geospace Engineering Resources International, LP, Geospace Technologies, LP, OYO Instruments, LP and OYOG Operations, LP and Southwest Bank of Texas, N.A.

10.2	Sixth Amendment to Loan Agreement, dated as of January 13, 2004, by and between Concord Technologies, LP, Geospace Engineering Resources International, LP, Geospace Technologies, LP, OYO Instruments, LP and OYOG Operations, LP and Southwest Bank of Texas, N.A.

10.3	Promissory Note, dated January 13, 2004, made by Concord Technologies, LP, Geospace Engineering Resources International, LP, Geospace Technologies, LP, OYO Instruments, LP and OYOG Operations, LP payable to the order of Southwest Bank of Texas, N.A.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

On November 3, 2003, the Company filed a current report on Form 8-K pursuant to Item 5 announcing that the date of its next annual meeting would be January 8, 2004.

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed September 30, 1997

(Registration No. 333-36727).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OYO GEOSPACE CORPORATION

Date: February 10, 2004	By:	/s/ Gary D. Owens
Gary D. Owens, Chairman of the Board
President and Chief Executive Officer
(duly authorized officer)

Date: February 10, 2004	By:	/s/ Thomas T. McEntire
Thomas T. McEntire
Chief Financial Officer
(principal financial officer)