Form 10-Q
period 2004-03-31
OYO GEOSPACE CORP
filed 2004-05-13
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2004

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

There were 5,579,845 shares of the Registrant’s Common Stock outstanding as of the close of business on May 10, 2004.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2004	September 30, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$619	$671
Trade accounts receivable, net	10,056	7,849
Notes receivable, net	1,726	2,129
Inventories, net	23,620	22,929
Deferred income tax	1,324	1,233
Prepaid expenses and other	2,499	2,739

Total current assets	39,844	37,550
Rental equipment, net	2,783	2,175
Property, plant and equipment, net	20,809	22,379
Patents, net	3,570	3,861
Goodwill, net	1,843	1,843
Deferred income tax	2,187	1,869
Other assets	1,116	1,758

Total assets	$72,152	$71,435

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$512	$5,889
Accounts payable	2,515	2,801
Accrued expenses and other	4,140	3,758
Deferred revenue	288	138
Income tax payable	1,015	27

Total current liabilities	8,470	12,613
Long-term debt	6,017	6,232

Total liabilities	14,487	18,845

Minority interest in consolidated subsidiary	143	119

Stockholders’ equity:
Preferred stock	—	—
Common stock	56	56
Additional paid-in capital	30,990	30,636
Retained earnings	26,158	21,799
Accumulated other comprehensive income (loss)	321	(16)
Unearned compensation-restricted stock awards	(3)	(4)

Total stockholders’ equity	57,522	52,471

Total liabilities and stockholders’ equity	$72,152	$71,435

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2004	March 31, 2003	March 31, 2004	March 31, 2003
Sales	$16,320	$16,517	$33,678	$26,578
Cost of sales	10,726	11,921	19,941	19,673

Gross profit	5,594	4,596	13,737	6,905

Operating expenses:
Selling, general and administrative	2,961	3,123	6,408	5,959
Research and development	1,281	1,324	2,481	2,703

Total operating expenses	4,242	4,447	8,889	8,662

Income (loss) operations	1,352	149	4,848	(1,757)

Other income (expense):
Interest expense	(108)	(147)	(251)	(238)
Interest income	85	74	148	115
Other, net	94	1	171	47

Total other income (expense), net	71	(72)	68	(76)

Income (loss) before income taxes and minority interest	1,423	77	4,916	(1,833)
Income tax expense (benefit)	213	24	533	(587)

Income (loss) before minority interest	1,210	53	4,383	(1,246)
Minority interest	(19)	(15)	(24)	(34)

Net income (loss)	$1,191	$38	$4,359	$(1,280)

Basic earnings (loss) per share	$0.21	$0.01	$0.78	$(0.23)

Diluted earnings (loss) per share	$0.21	$0.01	$0.77	$(0.23)

Weighted average shares outstanding - Basic	5,571,354	5,548,411	5,562,943	5,547,482

Weighted average shares outstanding - Diluted	5,693,988	5,551,634	5,657,308	5,547,482

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended March 31, 2004	Six Months Ended March 31, 2003
Cash flows from operating activities:
Net income (loss)	$4,359	$(1,280)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred income tax benefit	(409)	146
Depreciation and amortization	2,201	2,051
Minority interest	24	34
Gain on disposal of property, plant and equipment	(145)	(31)
Bad debt expense	185	210
Effects of changes in operating assets and liabilities:
Trade accounts and notes receivable	(1,341)	(904)
Inventories	(1,014)	(2,712)
Prepaid expenses and other assets	792	(804)
Accounts payable	(286)	(1,128)
Accrued expenses and other	(9)	389
Deferred revenue	150	440
Income tax payable	989	(903)

Net cash provided by (used in) operating activities	5,496	(4,492)

Cash flows from investing activities:
Capital expenditures	(1,929)	(1,999)
Proceeds from sale of property and equipment	1,229	—

Net cash used in investing activities	(700)	(1,999)

Cash flows from financing activities:
Borrowings under debt arrangements	10,462	20,901
Principal payments on debt arrangements	(16,054)	(15,865)
Proceeds from exercise of stock options	286	9

Net cash provided by (used in) financing activities	(5,306)	5,045

Effect of exchange rate changes on cash	458	109

Increase in cash and cash equivalents	(52)	(1,337)
Cash and cash equivalents, beginning of period	671	1,538

Cash and cash equivalents, end of period	$619	$201

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet of OYO Geospace Corporation and its subsidiaries (the “Company”) at September 30, 2003 was derived from the Company’s audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 2004 and the consolidated statements of operations for the three and six months ended March 31, 2004 and 2003, and the consolidated statements of cash flows for the six months ended March 31, 2004 and 2003, were prepared by the Company, without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows were made. The results of operations for the three and six months ended March 31, 2004 and 2003 are not necessarily indicative of the operating results for a full year or of future operations.

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

Revenue Recognition

Revenue is primarily derived from the sale, and short-term rental under operating leases, of seismic instruments and equipment and commercial graphics products. Sales revenues are generally recognized when the Company’s products are shipped and title and risk of loss have passed to the customer. Rental revenues are recognized as earned over the rental period. Rentals of the Company’s equipment are short term and generally range from daily rentals to rental periods of up to six months. Products are generally sold without any customer acceptance provisions and the Company’s standard terms of sale do not allow customers to return products for credit. In circumstances where acceptance provisions are significant, the revenue and related profit are deferred until such time as acceptance occurs. Most of the Company’s products do not require installation assistance from the Company or sophisticated instruction.

Research and Development Costs

The Company expenses research and development costs as incurred. Research and development costs include salaries, employee benefit costs, department supplies, project expenses, and other related costs.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Product Warranties

The Company offers a standard product warranty obligating it to repair or replace equipment with manufacturing defects. The Company maintains a reserve for future warranty costs based on historical experience or, in the absence of historical product experience, management’s estimates. Changes in the warranty reserve are contained in the following table (in thousands):

	March 31, 2004	September 30, 2003
Balance at the beginning of the period	$877	$841
Accruals for warranties issued during the period	98	795
Accruals related to pre-existing warranties (including changes in estimates)	(476)	—
Settlements made (in cash or in kind) during the period	(42)	(759)

Balance at the end of the period	$457	$877

In December 2003, the product warranty provision contained in a contract for the sale of a deepwater seismic reservoir characterization system expired resulting in the reversal of the associated potential warranty costs of approximately $0.5 million.

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

	Three Months Ended		Six Months Ended
	March 31, 2004	March 31, 2003	March 31, 2004	March 31, 2003
Net income (loss), as reported	$1,191	$38	$4,359	$(1,280)

Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(168)	(111)	(263)	(203)

Pro forma income (loss)	$1,023	$(73)	$4,096	$(1,483)

Earnings (loss) per share:

Basic-as reported	$0.21	$0.01	$0.78	$(0.23)
Basic-pro forma	$0.18	$(0.01)	$0.74	$(0.27)

Diluted-as reported	$0.21	$0.01	$0.77	$(0.23)
Diluted-pro forma	$0.18	$(0.01)	$0.72	$(0.27)

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The FASB has indicated that it expects to issue a final standard during 2004 that will require the use of a fair value method of accounting for stock-based compensation. The Company will evaluate the provisions of that standard when issued and will expect to include a charge to its results of operations in each future reporting period after the new standard is required to be implemented.

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

2. Earnings Per Common Share

The following table summarizes the calculation of net earnings and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 31, 2004	March 31, 2003	March 31, 2004	March 31, 2003
Net earnings (loss) available to common stockholders	$1,191	$38	$4,359	$(1,280)

Weighted average common shares outstanding	5,571,354	5,548,411	5,562,943	5,547,482
Weighted average common share equivalents outstanding	122,634	3,223	94,365	—

Weighted average common shares and common share equivalents outstanding	5,693,988	5,551,634	5,657,308	5,547,482

Basic earnings (loss) per share	$0.21	$0.01	$0.78	$(0.23)

Diluted earnings (loss) per common share	$0.21	$0.01	$0.77	$(0.23)

Options totaling 14,715 and 358,710 equivalent shares for the three months ended March 31, 2004 and 2003, and 29,426 and 238,636 for the six months ended March 31, 2004 and 2003, respectively, were not included in the computation of weighted average shares because the effect of these options was antidilutive.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3. Comprehensive Income

Comprehensive income includes all changes in a company’s equity, except those resulting from investments by and distributions to stockholders. The following table summarizes the components of comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2004	March 31, 2003	March 31, 2004	March 31, 2003
Net income (loss)	$1,191	$38	$4,359	$(1,280)
Foreign currency translation adjustments	(121)	62	337	109

Total comprehensive income (loss)	$1,070	$100	$4,696	$(1,171)

4. Trade Accounts and Notes Receivable

Current trade accounts and notes receivable consisted of the following (in thousands):

	March 31, 2004	September 30, 2003
Trade accounts receivable	$10,811	$8,327
Trade notes receivable	1,726	2,129
Allowance for doubtful accounts and notes	(755)	(478)

	$11,782	$9,978

At March 31, 2004, trade notes receivable in the above table do not include $0.6 million of notes receivable classified as long-term. At September 30, 2003, trade notes receivable in the above table do not include $1.3 million of notes receivable classified as long-term.

5. Inventories

Inventories consisted of the following (in thousands):

	March 31, 2004	September 30, 2003
Finished goods	$6,134	$4,900
Work-in-process	3,207	3,241
Raw materials	15,841	15,841
Obsolescence reserve	(1,562)	(1,053)

	$23,620	$22,929

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

Summary financial data by business segment is presented below. Certain prior year amounts were reclassified to conform to the current year presentation.

	Three Months Ended		Six Months Ended
	March 31, 2004	March 31, 2003	March 31, 2004	March 31, 2003
Net sales:
Seismic	$12,925	$13,616	$27,509	$20,678
Commercial graphics	3,396	2,950	6,217	5,966
Eliminations	(1)	(49)	(48)	(66)

Total	$16,320	$16,517	$33,678	$26,578

Income (loss) from operations:
Seismic	$2,276	$1,922	$7,481	$1,561
Commercial graphics	512	82	588	259
Corporate	(1,436)	(1,855)	(3,221)	(3,577)

Total	$1,352	$149	$4,848	$(1,757)

	March 31, 2004	September 30, 2003
Total assets:
Seismic	$47,102	$47,391
Commercial graphics	13,953	14,256
Corporate	11,097	9,788

	$72,152	$71,435

Included in the six-month results is a bonus award of approximately $3.1 million resulting from successful performance of our permanent seabed seismic reservoir characterization and monitoring system delivered to a major oil company in the North Sea.

7. Line of Credit

The Company has entered into a credit agreement pursuant to which it can borrow up to $10.0 million secured by its accounts receivable and inventories (the “Credit Agreement”). The Credit Agreement, as amended, expires on February 27, 2005. Borrowings under the Credit Agreement are subject to borrowing base restrictions based on (i) consolidated net income plus consolidated interest expense, income taxes, depreciation and amortization (“EBITDA”) and (ii) levels of eligible accounts receivable and inventories. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial amounts and contains other

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

covenants customary in agreements of this type. As of May 10, 2004, there were no borrowings outstanding under the Credit Agreement, and additional borrowings available under the Credit Agreement of $9.2 million. The Company’s borrowing interest rate is, at the Company’s option, the bank’s prime rate or a LIBOR based rate. The interest rate for Company’s borrowings at March 31, 2004 was 4.0%. The Company has mortgage notes payable in the amount of $6.4 million in relation to a newly purchased facility and two surplus properties located in the Houston area.

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

9. Income Taxes

The United States statutory tax rate for the periods reported was 34.0%; however, the Company’s effective tax rate for the three months and six months ended March 31, 2004 was 15.0% and 10.8%, respectively compared to an effective rate of 31.2% and a benefit of 32.0%, respectively. During the six months ended March 31, 2004, the Company realized taxable income that allowed it to utilize certain of its deferred tax assets. In addition, the Company expects to record taxable income in future periods, including U.S. taxable income from foreign sources, which will result in the utilization of additional deferred tax assets. As a result, the Company reversed a deferred tax valuation allowance of $0.8 million during the first quarter.

10. Relocation and Consolidation of Facilities

During the six months ended March 31, 2004, the Company relocated the operations of five separate Houston-area facilities to a single newly purchased facility in northwest Houston and incurred relocation expenditures of $0.5 million. As a result of this facility consolidation, the Company expects to realize significant cost savings. The relocation and consolidation was completed during the quarter ended March 31, 2004.

During the first quarter, the Company sold a vacant parcel of land and a surplus building and associated land. The sale of these surplus properties is an integral part of the Company’s plan to consolidate facilities and reduce operating costs. Proceeds from the sale of the surplus properties totaled $1.1 million. The Company has entered into a contract to sell its surplus office facility located in Stafford, Texas. The Company expects the sale of the Stafford facility to close in the third quarter of fiscal 2004. During the quarter ended March 31, 2004, the Company recorded a charge of approximately $86,000 to reduce the carrying value of this facility to its net realizable value.

The Company is actively marketing for lease its 77,000 square foot manufacturing building in Northwest Houston. This facility has a net book value of $4.9 million and is reflected in the accompanying balance sheet under property, plant and equipment, net. The Company is actively marketing the lease of the building and believes the expected cash flows under an operating lease based on current real estate market conditions will allow it to recover the value of the asset. However, should current market real estate conditions change and the Company can not complete its plan to lease the facility, it may decide to sell this facility and there is no assurance that the Company will not recognize an impairment on the asset based on current market real estate conditions at that time.

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

During our fiscal year ended September 30, 2002, we delivered a reservoir characterization and monitoring system to a major oil company, for installation in one of its fields in the North Sea. In accordance with the terms of the contract, we recognized $15.8 million of revenues in our fiscal year ended September 30, 2002 and $2.5 million of revenues in our fiscal year ended September 30, 2003. Due to the system’s successful performance through December 31, 2004, we earned a $3.1 million performance bonus, and recognized such revenue in the first quarter of fiscal year 2004. All costs related to this sale, including estimated costs for warranty and delivery, were recorded in the fiscal year ended September 30, 2002. In December 2003, the product warranty provision contained in the contract for the sale of this deepwater seismic reservoir characterization system expired resulting in the reversal of the associated potential warranty costs of approximately $0.5 million.

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

Results of Operations

We report and evaluate financial information for two segments: Seismic and Commercial Graphics. Summary financial data by business segment is presented below. Certain prior year amounts were reclassified to conform to the current year presentation.

	Three Months Ended		Six Months Ended
	March 31, 2004	March 31, 2003	March 31, 2004	March 31, 2003
Seismic
Revenue	$12,925	$13,616	$27,509	$20,678
Operating income	2,276	1,922	7,481	1,561

Commercial Graphics
Revenue	3,396	2,950	6,217	5,966
Operating income	512	82	588	259

Corporate
Operating loss	(1,436)	(1,855)	(3,221)	(3,577)

Eliminations
Revenue	(1)	(49)	(48)	(66)

Consolidated Totals
Revenue	16,320	16,517	33,678	26,578
Operating income (loss)	1,352	149	4,848	(1,757)

Overview

Three and six months ended March 31, 2004 compared to three and six months ended March 31, 2003

Consolidated sales for the three months ended March 31, 2004 decreased by $0.2 million, or 1.2%, from the corresponding period of the prior fiscal year. Sales from our Russian and Canadian operations, aided by a cold winter season, which facilitates seismic activities in otherwise marshy lands, increased by $2.9 million from the corresponding period of the previous year. These sales were offset by lower sales of our traditional land and marine-based seismic products marketed by our U.S. operations. Sales for the six months ended March 31, 2004 increased by $7.1 million, or 26.7% percent, from the corresponding period of the prior fiscal year. Such sales include a bonus award of $3.1 million (recorded in the first quarter) resulting from the successful installation and performance of a permanent seismic reservoir characterization system delivered to a major oil company. Also in the first quarter; we delivered $3.8 million of retrievable seismic reservoir and borehole seismic acquisition systems to other customers.

Consolidated gross profits for the three months ended March 31, 2004 increased by $1.0 million, or 21.7%, from the corresponding period of the prior year. Such increase is primarily due to increased sales from our Russian and

Canadian operations. Consolidated gross profits for the six months ended March 31, 2004 increased by $6.8 million, or 98.9% from the corresponding period of the prior year. Such increase in gross profits resulted from the bonus award, increased sales from Russian and Canadian operations and gross profits realized from sales of our reservoir characterization products.

Consolidated operating expenses for the three months ended March 31, 2004 decreased $0.2 million, or 4.6%, from the corresponding periods of the prior fiscal year. Such decrease is the result of cost cutting measures associated with our facilities consolidation offset by increased incentive compensation expense and one-time facility relocation expenses. Consolidated operating expenses for the six months ended March 31, 2003 increased $0.2 million, or 2.6%, from the corresponding period of the prior fiscal year. Such increase in operating expenses resulted from a one-time expenditure of $0.5 million to consolidate our five Houston-area operations into a newly purchased facility and a charge of $0.5 million for incentive compensation expense. Such expenses were partially offset by an overall decline in personnel and facilities costs associated with our consolidation efforts.

The United States statutory tax rate for the periods reported was 34.0%; however, our effective tax rate for the three months and six months ended March 31, 2004 was only 15.0% and 10.8%, respectively. During fiscal year 2004, we have realized taxable income that allowed us to utilize certain of our deferred tax assets. In addition, we expect to record taxable income in future periods, including U.S. taxable income from foreign sources, which will result in the utilization of additional deferred tax assets. As a result, we reversed a deferred tax valuation allowance of $0.8 million in the first quarter and lowered our estimated tax rate for the remaining periods of the fiscal year. The effective tax rate for the three months and six months ended March 31, 2003 was an expense of 31.2% and a benefit of 32.0%, respectively.

Seismic

Our seismic product lines currently consist of high definition reservoir characterization products and services, geophones and hydrophones, including multi-component geophones and hydrophones, seismic leader wire, geophone string connectors, seismic telemetry cable, marine seismic cable retrieval devices and small data acquisition systems targeted at niche markets.

Net Sales

Sales of our seismic products for the three months ended March 31, 2004 decreased by $0.7 million, or 5.1%, from the corresponding period of the prior fiscal year. The decrease in sales is primarily attributable to a decline in sales of reservoir characterization products. Sales for the six months ended March 31, 2004 increased by $6.8 million, or 33.0%, from the corresponding period of the prior fiscal year. The increase in sales includes a bonus award of $3.1 million resulting from the successful installation and performance of a permanent seismic reservoir characterization system delivered to a major oil company. Also during this period, we delivered $3.8 million of retrievable seismic reservoir and borehole seismic acquisition systems. Furthermore, our Russian and Canadian operations recorded strong sales increases as a result of the cold winter season and the resulting increased demand. These sales were partially offset by lower sales of traditional land and marine-based seismic products marketed by our U.S. operations.

Operating Income

Operating income for the three months ended March 31, 2004 increased $0.4 million from the corresponding period of the previous fiscal year primarily due to the profits produced by our Russian and Canadian operations and efforts to reduce operating costs. Operating income for the six months ended March 31, 2004 increased $5.9 million from the corresponding period of the prior fiscal year. Such increase reflects higher gross profits from the bonus award, and from sales of the retrievable seismic reservoir and borehole seismic acquisition systems.

Commercial Graphics

Our commercial graphics business segment manufactures and sells thermal imaging equipment and dry thermal film primarily to the screen print, point of sale, signage and textile market sectors. This business segment also has some sales to customers in the seismic industry.

Net Sales

Sales of our commercial graphics products for the three months and six months ended March 31, 2004 increased $0.4 million, or 15.1%, and $0.3 million, or 4.2%, respectively, from the corresponding period of the prior year. The increase in sales is primarily due to higher sales of thermal film.

Operating Income

Our operating income for the three months and six months ended March 31, 2004 increased $0.4 million, and $0.3 million, respectively, from the corresponding period of the prior fiscal year. Such increase is the result of increased revenues combined with lower operating costs.

Liquidity and Capital Resources

At March 31, 2004, we had $0.6 million in cash and cash equivalents. For the six months ended March 31, 2004, we generated approximately $5.5 million of cash from operating activities. The cash provided by operating activities resulted from a combination of our net income of $4.4 million and non-cash charges of $2.2 million for depreciation and amortization. In addition, we increased income taxes payable by $1.0 million, primarily reflecting taxes owed on the profits of our foreign subsidiaries. The cash generated was offset by increased accounts and notes receivables of $1.3 million and increased inventories of $1.0 million. Such uses of cash primarily resulted from increasing levels of demand for our products over the last six months.

For the six months ended March 31, 2004, we used approximately $0.7 million of cash in investing activities. We received $1.2 million of cash proceeds from the sale of a surplus building and from the sale of a vacant parcel of land. The sale of these surplus properties is an integral part of our plan to consolidate facilities and reduce operating costs. We used $1.9 million of cash for capital expenditures of which approximately $1.3 million represented improvements to our new facility. We estimate that our capital expenditures in fiscal year 2004 will be approximately $3.0 million, including some additional improvements to our new facility. We expect to fund such capital expenditures through operating cash flows and borrowings under our credit facility.

For the six months ended March 31, 2004, we used approximately $5.3 million of cash in financing activities primarily for the repayment of borrowings under our credit facility and repayment of a loan to a Russian bank. Proceeds from the exercise of stock options generated approximately $0.3 million.

We recently renewed our credit agreement with a bank pursuant to which we can borrow up to $10.0 million secured by our accounts receivable and inventory (the “Credit Agreement”). The Credit Agreement, as amended, expires on February 27, 2005. Borrowings under the Credit Agreement are subject to borrowing base restrictions based on (i) consolidated net income plus consolidated interest expense, income taxes, depreciation and amortization and (ii) levels of eligible accounts receivable and inventories. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial amounts and contains other covenants customary in agreements of this type. As of May 10, 2004, there were no borrowings outstanding under the Credit Agreement, and additional borrowings available under the Credit Agreement of $9.2 million. Our borrowing interest rate is, at our option, the bank’s prime rate or a LIBOR based rate. The interest rate for our borrowings at March 31, 2004 was 4.0%.

We anticipate that the existing cash balance as of March 31, 2004, cash flows from operations and borrowing availability under our existing credit facility will provide adequate cash resources and liquidity for fiscal year 2004. We expect that the liquidity from such amounts and cash flows from operations in fiscal year 2004 will satisfy our capital expenditures, scheduled debt payments, and on-going operations for the remainder of the fiscal year.

We have mortgage notes payable in the amount of $6.4 million in relation to our newly purchased facility and our surplus properties located in the Houston area.

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

Management’s Current Outlook

Our estimates as to future results and industry trends, to the extent described in this document, are generally based on assumptions regarding the future level of seismic exploration activity and seismic reservoir monitoring projects and, in turn, their effect on the demand and pricing of our products and services. Our analysis of the market and its impact on us is based upon the following outlook for fiscal year 2004:

•	The impact of political conditions and hostilities around the world, including those of the Middle East, which may have a significant impact on the oil and gas commodity prices, will not cause a significant increase or further significant decrease in demand for our seismic products during fiscal year 2004.

•	On the other hand, political conditions and hostilities around the world, which have a significant impact on the oil and gas industry, will remain and present serious economic risks for our seismic business.

•	While we expect demand for our traditional seismic land and marine products to increase slightly in 2004 due to higher oil and gas commodity prices, sales of equipment into the traditional seismic contracting industry remains constrained because:

•	the supply of land and marine contract seismic services currently exceeds the international demand for such services;

•	the reduced demand for seismic services and past customer consolidations have resulted in a surplus in the availability of certain seismic equipment;

•	there is an ample supply of seismic data stored in libraries for many of the oil and gas producing regions around the world;

•	pricing for many of our land based seismic products will continue to be subject to pressures due to industry wide manufacturing over capacity; and

•	competition among seismic equipment manufacturers could further intensify as large international seismic contractors expand their internal manufacturing capabilities or form alliances with competitors.

•	Our new high definition reservoir characterization products and services are expected to become more widely accepted by the industry. Revenues in fiscal year 2004 are expected to be higher than fiscal year 2003 levels based on current order levels and pending quotations.

•	Sales of our new offshore cable products are expected to increase in fiscal year 2004.

•	Demand for our products used in the commercial graphics industry is expected to increase slightly in fiscal year 2004 with continued market acceptance of our dry thermal film and new product introductions.

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

In particular, we have incurred substantial expenditures to develop seismic products for borehole and reservoir characterization applications. For a discussion of particular factors and risks relating to projects in the reservoir characterization area, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Industry Overview” in this Report on Form 10-Q. We cannot assure you that we will realize our expectations regarding market acceptance and revenues from these products and services.

A Decline in Industry Conditions Could Affect our Projected Results

Any unexpected material changes in oil and gas prices or other market trends that would impact seismic exploration activity would likely affect the forward-looking information contained in this document. In addition, the oil and gas industry is extremely volatile and subject to change based on political and economic factors outside our control. In fact, our results for fiscal year 2003 and results from our land based seismic activity in particular, were adversely affected by the downturn in the industry, particularly as the industry has continued to limit exploration activities and to be cautious in spending notwithstanding some recent improvements in, or some relative stabilization of, oil and gas commodity prices.

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

Our Credit Risks Could Increase as our Customers Continue to Face Difficult Economic Circumstances

We believe, and have assumed that our allowance for bad debts at March 31, 2004 is adequate in light of known circumstances. However, we cannot assure you that additional amounts attributable to uncollectible receivables and bad debt write-offs will not have a material adverse effect on our future results of operations. Many of our customers, particularly seismic contractors, have suffered from lower revenues and experienced liquidity challenges resulting from the economic difficulties throughout our industry. We have in the past incurred significant write-offs in our accounts receivable due to customer credit problems. We have found it necessary from time to time to extend trade credit and promissory notes to long-term customers and others where some risks of non-payment or late payment exist. Given recent industry conditions, some of our customers have experienced liquidity difficulties, which increases those credit risks.

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

We Have a Relatively Small Public Float, and Our Stock Price May be Volatile

We have approximately 2.4 million shares outstanding held by non-affiliates. This small float results in a relatively illiquid market for our common stock. Our daily trading volume during fiscal year 2004 has averaged approximately 6,000 shares. Our small float and daily trading volumes has in the past caused, and may in the future result in, greater volatility of our stock price.

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

Our Foreign Marketing Efforts Face Additional Risks and Difficulties

Net sales outside the United States accounted for approximately 60% of our net sales during fiscal year 2003 and are again expected to represent a substantial portion of our net sales for fiscal year 2004 and subsequent years. Substantially all of our sales from the United States are made in U.S. dollars, but from time to time we may make sales in foreign currencies and may, therefore, be subject to foreign currency fluctuations on our sales. In addition, net assets reflected on the balance sheets of our Russian, Canadian and U.K. subsidiaries are subject to currency fluctuations. Significant foreign currency fluctuations could adversely impact our results of operations.

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

We Are Subject to Control by a Principal Stockholder

OYO Corporation, a Japanese corporation, owns indirectly in the aggregate approximately 51.1% of our common stock. Accordingly, OYO Corporation, through its wholly owned subsidiary OYO Corporation U.S.A., is able to elect all of our directors and to control our management, operations and affairs. We currently have, and may continue to have, a variety of contractual relationships with OYO Corporation and its affiliates.

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

We are actively marketing for lease our 77,000 square foot manufacturing building in Northwest Houston. This facility has a net book value of $4.9 million and is reflected in the accompanying balance sheet under property, plant and equipment, net. We are actively marketing the lease of the building and believe the expected cash flows under an operating lease based on current real estate market conditions will allow us to recover the value of the asset. However, should current market real estate conditions change and we can not complete our plan to lease the facility, we may decide to sell this facility and there is no assurance that we will not recognize an impairment on the asset based on current market real estate conditions at that time.

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

Foreign Currency Exchange Rate Risk

We purchase printheads from OYO Corporation, which purchases them from the Japanese Supplier, pursuant to terms under which such purchases are denominated in Japanese yen. We routinely attempt to hedge our currency exposure on these purchases by entering into foreign currency forward contracts with a bank. The purpose of entering into these forward hedge contracts is to eliminate variability of cash flows associated with foreign currency exposure risk on amounts payable in Japanese yen. Our forward contracts with the bank are considered derivatives. Accounting principles generally accepted in the United States require that we record these foreign currency forward contracts on the balance sheet and mark them to fair value at each reporting date. Our aggregate dollar exposure to forward yen contracts usually does not exceeded $0.5 million and such contracts ordinarily are settled within 10 months. Resulting gains and losses are reflected in income and were not material for our fiscal quarter ended March 31, 2004. At March 31, 2004, we had $0.1 million of yen denominated foreign currency forward contracts, and we had $0.1 million of yen denominated accounts payable.

Foreign Currency and Operations Risk

We have a subsidiary located in Russia. Therefore, our financial results may be affected by factors such as changes in foreign currency exchange risks, weak economic conditions or changes in Russia’s political climate. Our consolidated balance sheet at March 31, 2004 reflected approximately $1.9 million of net working capital related to our Russian subsidiary. This subsidiary generally receives its income and pays its expenses primarily in Russian rubles. To the extent that transactions of this subsidiary are settled in rubles, a devaluation of the ruble versus the U.S. dollar could reduce any contribution from our Russian subsidiary to our consolidated results of operations as reported in U.S. dollars. We do not hedge the market risk with respect to our operations in Russia; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of Russian rubles versus U.S. dollars to the extent such disruptions result in any reduced valuation of the Russian subsidiary’s net working capital or future contributions to our consolidated results of operations.

Foreign Currency Intercompany Accounts and Notes Receivable

From time-to-time, we provide access to capital to our foreign subsidiaries through U.S. dollar denominated interest bearing promissory notes. Such funds are generally used by our foreign subsidiaries to purchase capital assets and for general working capital needs. In addition, we sell products to our foreign subsidiaries in U.S. dollars on trade credit terms. Because these U.S. dollar denominated intercompany debts are accounted for in the local functional currency of the foreign subsidiary, any appreciation or devaluation of such foreign currencies against the U.S. dollar will result in a gain or loss, respectively, to our consolidated statement of operations. At March 31, 2004, we had outstanding accounts and notes receivable of $1.5 million, $1.4 million and $0.1 million from our subsidiaries in Canada, Russia, and the U.K., respectively.

Floating Interest Rate Risk

We have a revolving credit agreement and a real estate mortgage agreement with banks, each with floating interest rates. These floating interest rates subject us to the risk of increased interest costs associated with any upward movements in bank market interest rates. Under the revolving credit agreement, our borrowing interest rate is the bank’s prime rate or a LIBOR rate plus 250 basis points, whichever we select. Under the real estate mortgage agreement, our borrowing rate is a LIBOR rate plus 250 basis points with a minimum rate of 4.0%. As of March 31, 2004, we had borrowed $0.1 million under our revolving credit agreement at an average borrowing rate of 4.0% and $3.0 million borrowed under the real estate mortgage agreement at a minimum borrowing rate of 4.0%. Due to the amount of borrowings outstanding under these facilities, any increased interest costs associated with movements in market interest rates could be material to our financial condition, results of operation or cash flow.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2004, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control

There were no significant changes in our internal controls over financial reporting or in other factors that could significantly affect our internal controls subsequent to the date of the evaluation of our disclosure controls and procedures referred to in the preceding paragraph. As we begin to evaluate our internal controls in greater detail under Section 404, there may be certain future improvements not currently considered significant.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On January 8, 2004, we held our Annual Meeting of Stockholders (the “Meeting”). At the Meeting, our stockholders approved the election of Satoru Ohya and Gary D. Owens, as directors, each holding office until the 2007 Annual Meeting of Stockholders or until his successor is duly elected and qualified. The results of the voting follows:

	For	Against	Withheld
Satoru Ohya	5,326,097	—	95,042
Gary D. Owens	5,339,607	—	82,342

The total voted shares represented by proxy and in person was 5,421,949.

Item 6. Exhibits and Reports on Form 8-K

(a)	The following exhibits are filed with this Quarterly Report.

3.1	Restated Certificate of Incorporation of the Company *

3.2	Restated Bylaws of the Company *

10.1	Seventh Amendment to Loan Agreement, dated as of February 28, 2004, by and between Concord Technologies, LP, Geospace Engineering Resources International, LP, Geospace Technologies, LP, OYO Instruments, LP and OYOG Operations, LP and Southwest Bank of Texas, N.A.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

On January 8, 2004, the Company furnished a current report on Form 8-K pursuant to Item 12 giving guidance for the earnings for the first quarter.

On January 30, 2004, the Company furnished a current report on Form 8-K pursuant to Item 12 reporting the earnings for the first quarter.

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed September 30, 1997 (Registration No. 333-36727).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    OYO GEOSPACE CORPORATION

Date: May 11, 2004	By:	/s/ Gary D. Owens
Gary D. Owens, Chairman of the Board President and Chief Executive Officer (duly authorized officer)

Date: May 11, 2004	By:	/s/ Thomas T. McEntire
Thomas T. McEntire Chief Financial Officer (principal financial officer)