Form 10-Q
period 2004-06-30
OYO GEOSPACE CORP
filed 2004-08-11
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2004

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

There were 5,588,310 shares of the Registrant’s Common Stock outstanding as of the close of business on August 9, 2004.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2004	September 30, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,418	$671
Trade accounts receivable, net	8,868	7,849
Notes receivable, net	1,601	2,129
Inventories, net	25,748	22,929
Deferred income tax	1,455	1,233
Prepaid expenses and other	2,422	2,739

Total current assets	42,512	37,550
Rental equipment, net	2,153	2,175
Property, plant and equipment, net	20,525	22,379
Patents, net	3,343	3,861
Goodwill, net	1,843	1,843
Deferred income tax	2,505	1,869
Other assets	943	1,758

Total assets	$73,824	$71,435

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$620	$5,889
Accounts payable	2,548	2,801
Accrued expenses and other	5,253	3,758
Deferred revenue	280	138
Income tax payable	676	27

Total current liabilities	9,377	12,613

Long-term debt	5,912	6,232

Total liabilities	15,289	18,845

Minority interest in consolidated subsidiary	143	119

Stockholders’ equity:
Preferred stock	—	—
Common stock	56	56
Additional paid-in capital	31,055	30,636
Retained earnings	27,242	21,799
Accumulated other comprehensive income (loss)	41	(16)
Unearned compensation-restricted stock awards	(2)	(4)

Total stockholders’ equity	58,392	52,471

Total liabilities and stockholders’ equity	$73,824	$71,435

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Sales	$13,945	$12,855	$47,623	$39,433
Cost of sales	9,397	10,151	29,338	29,824

Gross profit	4,548	2,704	18,285	9,609

Operating expenses:
Selling, general and administrative	2,577	2,807	8,985	8,766
Research and development	1,170	1,299	3,651	4,002

Total operating expenses	3,747	4,106	12,636	12,768

Income (loss) operations	801	(1,402)	5,649	(3,159)

Other income (expense):
Interest expense	(109)	(121)	(360)	(359)
Interest income	55	108	203	223
Other, net	(57)	101	114	148

Total other income (expense), net	(111)	88	(43)	12

Income (loss) before income taxes and minority interest	690	(1,314)	5,606	(3,147)
Income tax expense (benefit)	(393)	(457)	140	(1,044)

Income (loss) before minority interest	1,083	(857)	5,466	(2,103)
Minority interest	1	98	(23)	64

Net income (loss)	$1,084	$(759)	$5,443	$(2,039)

Basic earnings (loss) per share	$0.19	$(0.14)	$0.98	$(0.37)

Diluted earnings (loss) per share	$0.19	$(0.14)	$0.96	$(0.37)

Weighted average shares outstanding - Basic	5,580,854	5,551,652	5,568,892	5,548,872

Weighted average shares outstanding - Diluted	5,715,081	5,551,652	5,677,279	5,548,872

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended June 30, 2004	Nine Months Ended June 30, 2003
Cash flows from operating activities:
Net income (loss)	$5,443	$(2,039)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred income tax benefit	(858)	(946)
Depreciation and amortization	3,593	3,194
Minority interest	24	(64)
Gain on disposal of property, plant and equipment	(148)	(33)
Bad debt expense	(5)	259
Effects of changes in operating assets and liabilities:
Trade accounts and notes receivable	291	3,304
Inventories	(2,867)	(1,557)
Prepaid expenses and other assets	449	(1,356)
Accounts payable	(253)	(1,636)
Accrued expenses and other	1,514	468
Deferred revenue	142	(5)
Income tax payable	650	(1,046)

Net cash provided by (used in) operating activities	7,975	(1,457)

Cash flows from investing activities:
Capital expenditures	(2,180)	(2,018)
Proceeds from sale of property and equipment	1,232	33

Net cash used in investing activities	(948)	(1,985)

Cash flows from financing activities:
Borrowings under debt arrangements	11,353	26,314
Principal payments on debt arrangements	(16,942)	(23,390)
Proceeds from exercise of stock options	344	25

Net cash provided by (used in) financing activities	(5,245)	2,949

Effect of exchange rate changes on cash	(35)	43

Increase (decrease) in cash and cash equivalents	1,747	(450)

Cash and cash equivalents, beginning of period	671	1,538

Cash and cash equivalents, end of period	$2,418	$1,088

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet of OYO Geospace Corporation and its subsidiaries (the “Company”) at September 30, 2003 was derived from the Company’s audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 2004 and the consolidated statements of operations for the three and nine months ended June 30, 2004 and 2003, and the consolidated statements of cash flows for the nine months ended June 30, 2004 and 2003, were prepared by the Company, without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows were made. The results of operations for the three and nine months ended June 30, 2004 and 2003 are not necessarily indicative of the operating results for a full year or of future operations.

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

Revenue Recognition

Revenue is primarily derived from the sale, and short-term rental under operating leases, of seismic instruments and equipment and commercial graphics products. Sales revenues are generally recognized when the Company’s products are shipped and title and risk of loss have passed to the customer. Rental revenues are recognized as earned over the rental period. Rentals of the Company’s equipment are generally on a short-term basis and generally range from daily rentals to rental periods of up to six months. Except for certain of the Company’s reservoir characterization products, products are generally sold without any customer acceptance provisions and do not allow customers to return products for credit. In circumstances where acceptance provisions are significant, the revenue and related profit are deferred until such time as acceptance occurs. Most of the Company’s products do not require installation assistance from the Company or sophisticated instruction.

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

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Product Warranties

The Company offers a standard product warranty obligating it to repair or replace equipment with manufacturing defects. The Company maintains a reserve for future warranty costs based on historical experience or, in the absence of historical product experience, management’s estimates. Changes in the warranty reserve are contained in the following table (in thousands):

	Nine Months Ended June 30, 2004	Year Ended September 30, 2003
Balance at the beginning of the period	$877	$841
Accruals for warranties issued during the period	488	795
Accruals related to pre-existing warranties (including changes in estimates)	(476)	—
Settlements made (in cash or in kind) during the period	(45)	(759)

Balance at the end of the period	$844	$877

In December 2003, the product warranty provision contained in a contract for the sale of a deepwater seismic reservoir characterization system expired resulting in the reversal of the associated potential warranty costs of approximately $0.5 million in the first quarter. During the quarter ended June 30, 2004, the Company extended its warranty provisions for certain elements of the system and recorded a charge of $0.3 million.

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

	Three Months Ended		Nine Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net income (loss), as reported	$1,084	$(759)	$5,443	$(2,039)
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(102)	(123)	(365)	(326)

Pro forma income (loss)	$982	$(882)	$5,078	$(2,365)

Earnings (loss) per share:

Basic-as reported	$0.19	$(0.14)	$0.98	$(0.37)
Basic-pro forma	$0.18	$(0.16)	$0.91	$(0.43)

Diluted-as reported	$0.19	$(0.14)	$0.96	$(0.37)
Diluted-pro forma	$0.17	$(0.16)	$0.89	$(0.43)

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

2. Earnings Per Common Share

The following table summarizes the calculation of net earnings and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net earnings (loss) available to common stockholders	$1,084	$(759)	$5,443	$(2,039)

Weighted average common shares outstanding	5,580,854	5,551,652	5,568,892	5,548,872
Weighted average common share equivalents outstanding	134,227	—	108,387	—

Weighted average common shares and common share equivalents outstanding	5,715,081	5,551,652	5,677,279	5,548,872

Basic earnings (loss) per share	$0.19	$(0.14)	$0.98	$(0.37)

Diluted earnings (loss) per common share	$0.19	$(0.14)	$0.96	$(0.37)

Options totaling 8,649 and 141,703 equivalent shares for the three months ended June 30, 2004 and 2003, and 21,452 and 194,051 for the nine months ended June 30, 2004 and 2003, respectively, were not included in the computation of weighted average shares because the effect of these options was antidilutive.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3. Comprehensive Income

Comprehensive income includes all changes in a company’s equity, except those resulting from investments by and distributions to stockholders. The following table summarizes the components of comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net income (loss)	$1,084	$(759)	$5,443	$(2,039)

Foreign currency translation adjustments	(280)	857	57	966

Total comprehensive income (loss)	$804	$98	$5,500	$(1,073)

4. Trade Accounts and Notes Receivable

Current trade accounts and notes receivable consisted of the following (in thousands):

	June 30, 2004	September 30, 2003
Trade accounts receivable	$9,412	$8,327
Trade notes receivable	1,601	2,129
Allowance for doubtful accounts and notes	(544)	(478)

	$10,469	$9,978

At June 30, 2004, trade notes receivable in the above table do not include $0.5 million of notes receivable classified as long-term. At September 30, 2003, trade notes receivable in the above table do not include $1.3 million of notes receivable classified as long-term.

5. Inventories

Inventories consisted of the following (in thousands):

	June 30, 2004	September 30, 2003
Finished goods	$6,490	$4,900
Work-in-process	4,124	3,241
Raw materials	16,765	15,841
Obsolescence reserve	(1,631)	(1,053)

	$25,748	$22,929

The Company’s reserve for slow moving and obsolete inventories is analyzed and adjusted periodically to reflect the Company’s best estimate of the net realizable value of such inventories.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6. Segment and Geographic Information

The Company evaluates financial performance based on two business segments: Seismic and Commercial Graphics. The Company’s seismic products currently consist of geophones and hydrophones, including multi-component geophones and hydrophones, seismic leader wire, geophone string connectors, seismic telemetry cable, high definition reservoir characterization products and services, marine seismic cable retrieval devices and small data acquisition systems targeted at niche markets. Commercial graphics products include thermal imaging equipment and dry thermal film.

Summary financial data by business segment is presented below. Certain prior year amounts were reclassified to conform to the current year presentation.

	Three Months Ended		Nine Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net sales:
Seismic	$10,441	$9,119	$37,950	$29,798
Commercial graphics	3,540	3,746	9,757	9,712
Eliminations	(36)	(10)	(84)	(77)

Total	$13,945	$12,855	$47,623	$39,433

Income (loss) from operations:
Seismic	$1,551	$(167)	$9,030	$1,056
Commercial graphics	616	230	1,205	379
Corporate	(1,366)	(1,465)	(4,586)	(4,594)

Total	$801	$(1,402)	$5,649	$(3,159)

	June 30, 2004	September 30, 2003
Total assets:
Seismic	$47,530	$47,391
Commercial graphics	12,828	14,256
Corporate	13,466	9,788

	$73,824	$71,435

Included in the nine months ended June 30, 2004 results for the seismic business segment is a bonus award of approximately $3.6 million resulting from successful performance of our permanent seabed seismic reservoir characterization and monitoring system.

7. Line of Credit

The Company has entered into a credit agreement pursuant to which it can borrow up to $10.0 million secured by its accounts receivable and inventories (the “Credit Agreement”). The Credit Agreement, as amended, expires on February 27, 2005. Borrowings under the Credit Agreement are subject to borrowing base restrictions based on (i) consolidated net income plus consolidated interest expense, income taxes, depreciation and amortization (“EBITDA”) and (ii) levels of eligible accounts receivable and inventories. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial amounts and contains other

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

covenants customary in agreements of this type. As of August 9, 2004, there were no borrowings outstanding under the Credit Agreement, and additional borrowings available under the Credit Agreement of $9.8 million. The Company’s borrowing interest rate is, at the Company’s option, the bank’s prime rate or a LIBOR based rate. The interest rate for Company’s borrowings at June 30, 2004 was 4.0%. The Company has mortgage notes payable in the amount of $6.3 million in relation to a newly purchased facility and two surplus properties located in the Houston area.

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

Shortly thereafter, the Former Primary Film Supplier ceased providing the Company with dry thermal film. As a result, the Company is currently purchasing a large quantity of dry thermal film from its alternate supplier of dry thermal film (the “Other Film Supplier”) and the Company is using the technology it purchased from the Former Primary Film Supplier to manufacture dry thermal film internally.

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

On December 10, 2002, the Company received a notice of claim, in connection with the Former Primary Film Supplier’s bankruptcy, for alleged preferential payments made by the Former Primary Film Supplier to the Company in the period before filing of the bankruptcy proceeding in the approximate amount of $259,000. On July 7, 2004, an amended claim was filed against the Company and the amount of the alleged preferential payments made by the Former Primary Film Supplier to the Company was increased to approximately $895,000. The Company intends to vigorously defend against such claim under the overall circumstances of its relationship with

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

the Former Primary Film Supplier. At present, the Company does not know whether it will make any claims against the Former Primary Film Supplier and it is unable to predict whether any additional claims will be made against the Company in connection with the Former Primary Film Supplier’s bankruptcy proceeding as to any aspect of its relationship with the Former Primary Film Supplier. The Company is unable at this time to predict the outcome and effects of this situation. The Company had, nevertheless, made a provision for the initial claim made by the Former Primary Film Supplier and it believes such provision is adequate at this time, although it is unable to make such predictions with any certainty.

9. Income Taxes

The United States statutory tax rate for the periods reported was 34.0%; however, the Company’s effective tax rate for the three months and nine months ended June 30, 2004 was a benefit of 57.0% and an expense of 2.5%, respectively, compared to an effective rate of a benefit of 34.8% and a benefit of 33.2%, respectively, for the three and nine months ended June 30, 2003. During the three months ended June 30, 2004, the Company recorded tax benefits of $0.5 million reflecting a change in estimate for previously unrecognized tax deductions and tax credits related to its fiscal year 2003 U.S. tax return. During the nine months ended June 30, 2004, in addition to the tax deductions and credits previously referred to, the Company reversed a deferred tax valuation allowance of $0.8 million during its first quarter of fiscal year 2004. The reversal of the deferred tax allowance resulted from the significant amount of U.S. taxable income recorded by the Company in its first quarter. In addition, as a result of improving market conditions and cost reductions, the Company expects to record additional U.S. taxable income in future periods, including taxable income from foreign sources, which are expected to result in the further utilization of its deferred tax assets.

10. Relocation and Consolidation of Facilities

The Company has recently relocated the operations of five separate Houston-area facilities to a single newly purchased facility in northwest Houston and incurred relocation expenditures of $0.5 million. As a result of this facility consolidation, the Company expects to realize significant cost savings. The relocation and consolidation was completed during the quarter ended March 31, 2004.

During the first quarter, the Company sold a vacant parcel of land and a surplus building and associated land. Proceeds from the sale of the surplus properties totaled $1.1 million. The sale or lease of the Company’s surplus properties is an integral part its plan to consolidate facilities and reduce operating costs. The Company has entered into a contract to sell a surplus office facility located in Stafford, Texas. The Company expects the sale of the Stafford office facility to close in the fourth quarter of fiscal year 2004.

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

11. Subsequent Events

On July 14, 2004, the Company announced the signing of an agreement to purchase the thermal printhead production business of Graphtec Corporation located in Yokohama, Japan, for a purchase price of 200 million yen (approximately $1.9 million). The acquisition is expected to close on September 30, 2004, and the Company expects to fund the acquisition from its operating cash flows or from borrowings under the Company’s Credit Agreement.

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

During our fiscal year ended September 30, 2002, we delivered a reservoir characterization and monitoring system to a major oil company, for installation in one of its fields in the North Sea. In accordance with the terms of the contract, we recognized $15.8 million of revenues in our fiscal year ended September 30, 2002 and $2.5 million of revenues in our fiscal year ended September 30, 2003. Due to the system’s sucessful performance through December 31, 2004, we earned a $3.6 million performance bonus, of which $3.1 million and $0.5 million were recognized as revenue in the first and third quarters, respectively, of fiscal year 2004. We have agreed to extend our standard product warranty for certain components of the system until 2006. All other warranty obligations contained in the contract for the sale of this system have expired resulting in the net reversal of the associated potential warranty costs of approximately $0.1 million during fiscal year 2004.

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

Our commercial graphics business segment designs, manufactures and sells thermal imaging equipment and distributes dry thermal film primarily to the screen print, point of sale, signage and textile market sectors. Our thermal imaging equipment is capable of producing data images ranging in size from 12 to 54 inches wide, with resolution ranging from 400 to 1,200 dpi (dots per inch). This business segment has some sales to customers in the seismic industry.

In April 2002, we purchased certain intellectual property rights from our then primary supplier of dry thermal film (the “Former Primary Film Supplier”) for $2.3 million. Such purchase gave us exclusive ownership of all technology used by the Former Primary Film Supplier to manufacture dry thermal film. Such purchase included technology then existing and any dry thermal film technology thereafter developed by the Former Primary Film Supplier for use in our equipment. We also entered into an amended supply agreement pursuant to which the Former Primary Film Supplier agreed to provide us with dry thermal film. In connection with the purchase, we agreed to license the technology to the Former Primary Film Supplier on a perpetual basis so long as it could meet predefined quality and delivery requirements. If the Former Primary Film Supplier could not meet such requirements, the agreement provides us with the right to use the technology ourselves or to license the technology to any third party to manufacture dry thermal film.

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

Shortly thereafter, the Former Primary Film Supplier ceased providing us with dry thermal film. As a result, we are currently purchasing a large quantity of dry thermal film from our alternate film supplier (the “Other Film Supplier”) and we are using the technology we purchased from the Former Primary Film Supplier to manufacture dry thermal film internally.

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

On December 10, 2002, we received a notice of claim, in connection with the Former Primary Film Supplier’s bankruptcy, for alleged preferential payments made by the Former Primary Film Supplier to us in the period before filing of the bankruptcy proceeding in the approximate amount of $259,000. On July 7, 2004, an amended claim was filed against us and the amount of the alleged preferential payments made by the Former Primary Film Supplier to us was increased to approximately $895,000. We intend to vigorously defend against such claim under the overall circumstances of our relationship with the Former Primary Film Supplier. At present we do not know whether we will make any claims against the Former Primary Film Supplier and we are unable to predict whether any additional claims will be made against us in connection with the Former Primary Film Supplier’s bankruptcy proceeding as to any aspect of our relationship with such Former Primary Film Supplier. We are unable at this time to predict the outcome and effects of this situation. We had, nevertheless, made a provision for the initial claim made by the Former Primary Film Supplier, and we believe such provision is adequate at this time, although we are unable to make such predictions with any certainty.

Results of Operations

We report and evaluate financial information for two segments: Seismic and Commercial Graphics. Summary financial data by business segment is presented below. Certain prior year amounts were reclassified to conform to the current year presentation.

	Three Months Ended		Nine Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Seismic
Revenue	$10,441	$9,119	$37,950	$29,798
Operating income (loss)	1,551	(167)	9,030	1,056

Commercial Graphics
Revenue	3,540	3,746	9,757	9,712
Operating income	616	230	1,205	379

Corporate
Operating loss	(1,366)	(1,465)	(4,586)	(4,594)

Eliminations
Revenue	(36)	(10)	(84)	(77)

Consolidated Totals
Revenue	13,945	12,855	47,623	39,433
Operating income (loss)	801	(1,402)	5,649	(3,159)

Overview

Three and nine months ended June 30, 2004 compared to three and nine months ended June 30, 2003

Consolidated sales for the three months ended June 30, 2004 increased by $1.1 million, or 8.5%, from the corresponding period of the prior fiscal year. Such increase for the quarter generally reflects higher revenues from our traditional seismic and reservoir products offset by lower sales of our commercial graphics products. Sales for the nine months ended June 30, 2004 increased by $8.2 million, or 20.8%, from the corresponding period of the prior fiscal year. Substantially all of the increase in sales for the year-to-date period is due to higher sales of our seismic products, including a bonus award of $3.6 million (recorded in the first and third quarters) resulting from the successful installation and performance of a permanent seismic reservoir characterization system delivered to a major oil company.

Consolidated gross profits for the three months ended June 30, 2004 increased by $1.8 million, or 68.2%, from the corresponding period of the prior year. Such increase is primarily due to increased sales and gross profits from our traditional seismic and reservoir characterization products, along with higher gross profits from our commercial graphics products in spite of lower sales. Consolidated gross profits for the nine months ended June 30, 2004 increased by $8.7 million, or 90.3% from the corresponding period of the prior year. Such increase in gross profits resulted from the bonus award, increased sales from Russian and Canadian operations and gross profits realized from sales of our reservoir characterization products. Also impacting improved gross profits for the periods ended June 30, 2004 are personnel and facility cost reductions associated with our relocation into a new northwest Houston facility.

Consolidated operating expenses for the three months ended June 30, 2004 decreased $0.4 million, or 8.7%, from the corresponding periods of the prior fiscal year. Such decrease is the result of cost cutting measures associated with our facilities consolidation, partially offset by $0.2 million of increased incentive compensation expense and facility relocation expenses. Consolidated operating expenses for the nine months ended June 30, 2003 decreased $0.1 million, or 1.0%, from the corresponding period of the prior fiscal year. Such decrease in operating expenses primarily resulted from the facilities consolidation referred to above. However, these cost decreases were mostly offset by expenditures of $0.5 million to consolidate our five Houston-area facilities and a charge of $0.8 million for incentive compensation expense.

The United States statutory tax rate for the periods reported was 34.0%; however, our effective tax rate for the three months and nine months ended June 30, 2004 was a benefit of 57.0% and expense of 2.5%, respectively, compared to an effective rate of a benefit of 34.8% and a benefit of 33.2%, respectively, for the three and nine months ended June 30, 2003. During the three months ended June 30, 2004, we recorded tax benefits of $0.5 million reflecting a change in estimate for previously unrecognized tax deductions and tax credits related to our fiscal year 2003 U.S. tax return. During the nine months ended June 30, 2004, in addition to the tax deductions and credits previously referred to, we reversed a deferred tax valuation allowance of $0.8 million during our first quarter of fiscal year 2004. The reversal of the deferred tax allowance resulted from the significant amount of U.S. taxable income recorded by us in our first quarter. In addition, as a result of improving market conditions and cost reductions, we expect to record additional U.S. taxable income in future periods, including taxable income from foreign sources, which are expected to result in the further utilization of our deferred tax assets.

Seismic

Our seismic product lines currently consist of high definition reservoir characterization products and services, geophones and hydrophones, including multi-component geophones and hydrophones, seismic leader wire, geophone string connectors, seismic telemetry cable, marine seismic cable retrieval devices and small data acquisition systems targeted at niche markets.

Net Sales

Sales of our seismic products for the three months ended June 30, 2004 increased by $1.3 million, or 14.5%, from the corresponding period of the prior fiscal year. The increase in sales is primarily attributable to higher revenues from reservoir characterization products, including borehole and retrievable ocean bottom products. In addition, demand for our traditional seismic and industrial sensor products has improved. Sales for the nine months ended June 30, 2004 increased by $8.2 million, or 27.4%, from the corresponding period of the prior fiscal year. The increase in sales includes a bonus award of $3.6 million resulting from the successful installation and performance of a permanent seismic reservoir characterization system delivered to a major oil company. Also during this period, we delivered $7.2 million of reservoir characterization systems, including retrievable seismic reservoir and borehole seismic acquisition systems. Furthermore, our Russian and Canadian operations recorded strong sales increases as a result of increased demand due to the cold winter season.

Operating Income

Operating income for the three months ended June 30, 2004 increased $1.7 million from the corresponding period of the previous fiscal year primarily due to increased sales, and particularly sales of reservoir characterization products which have higher gross margins. Operating income for the nine months ended June 30, 2004 increased $8.0 million from the corresponding period of the prior fiscal year. Such increase reflects (i) higher gross profits from the bonus award, (ii) increased sales of the retrievable seismic reservoir and borehole seismic acquisition systems, and (iii) cost reductions resulting from our facilities consolidation.

Commercial Graphics

Our commercial graphics business segment manufactures and sells thermal imaging equipment and dry thermal film primarily to the screen print, point of sale, signage and textile market sectors. This business segment also has some sales to customers in the seismic industry.

Net Sales

Sales of our commercial graphics products for the three months ended June 30, 2004 decreased $0.2 million, or 5.5%, from the corresponding period of the prior year. The decrease in sales is primarily due to a decline of thermal equipment sales. Sales for the nine months ended June 30, 2004 were relatively unchanged from the corresponding period of the prior year.

Operating Income

Our operating income for the three months and nine months ended June 30, 2004 increased $0.4 million, and $0.8 million, respectively, from the corresponding period of the prior fiscal year. Such increases are the result of increased gross profits due to improved manufacturing processes for our dry thermal film. In addition, we have realized cost reductions from our facilities consolidation and reorganization.

Liquidity and Capital Resources

At June 30, 2004, we had $2.4 million in cash and cash equivalents. For the nine months ended June 30, 2004, we generated approximately $8.0 million of cash from operating activities. The cash provided by operating activities resulted from a combination of our net income of $5.4 million and non-cash charges of $3.6 million for depreciation and amortization. In addition, we increased accrued expenses by $1.5 million, primarily reflecting accrued incentive compensation expenses. Income taxes payable increased by $0.7 million, primarily reflecting taxes owed on the profits of our foreign subsidiaries. These operating cash flows were partially offset by a non-cash income tax benefit of $0.9 million and increased inventories of $2.9 million in response to an increase in sales orders from customers.

For the nine months ended June 30, 2004, we used approximately $0.9 million of cash in investing activities. We received $1.2 million of cash proceeds from the sale of a surplus building and from the sale of a vacant parcel of land. The sale of these surplus properties is an integral part of our plan to consolidate facilities and reduce operating costs. We used $2.2 million of cash for capital expenditures of which approximately $1.3 million represented improvements to our new facility. We estimate that our capital expenditures in fiscal year 2004 will be approximately $3.0 million. We expect to fund such capital expenditures through operating cash flows and borrowings under our credit facility.

For the nine months ended June 30, 2004, we used approximately $5.2 million of cash in financing activities primarily for the repayment of borrowings under our credit facility and repayment of a loan to a Russian bank. Proceeds from the exercise of stock options generated approximately $0.3 million.

We recently renewed our credit agreement with a bank pursuant to which we can borrow up to $10.0 million secured by our accounts receivable and inventory (the “Credit Agreement”). The Credit Agreement, as amended, expires on February 27, 2005. Borrowings under the Credit Agreement are subject to borrowing base restrictions based on (i) consolidated net income plus consolidated interest expense, income taxes, depreciation and amortization and (ii) levels of eligible accounts receivable and inventories. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial amounts and contains other covenants customary in agreements of this type. As of August 9, 2004, there were no borrowings outstanding under the Credit Agreement, and additional borrowings available under the Credit Agreement of $9.8 million. Our borrowing interest rate is, at our option, the bank’s prime rate or a LIBOR based rate.

We anticipate that the existing cash balance as of June 30, 2004, cash flows from operations and borrowing availability under the Credit Facility will provide adequate cash resources and liquidity for fiscal year 2004. We expect that the liquidity from such amounts and cash flows from operations in fiscal year 2004 will satisfy our capital expenditures, scheduled debt payments, and on-going operations for the remainder of the fiscal year.

We have mortgage notes payable in the amount of $6.3 million in relation to our newly purchased facility and our surplus properties located in the Houston area.

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

Revenue is primarily derived from the sale, and short-term rental under operating leases, of seismic instruments and equipment and commercial graphics products. Sales revenues are generally recognized when our products are shipped and title and risk of loss have passed to the customer. Rental revenues are recognized as earned over the rental period. Rentals of our equipment are generally on a short-term basis and generally range from daily rentals to rental periods of up to nine months. Except for certain of our reservoir characterization products, our products are generally sold without any customer acceptance provisions and do not require installation assistance or sophisticated instruction. Our standard terms of sale do not allow customers to return products for credit. We offer a standard product warranty obligating us to repair or replace equipment with manufacturing defects. We maintain a reserve for future warranty costs based on historical experience. We record a write-down of inventory when the cost basis of any item (including any estimated future costs to complete the manufacturing process) exceeds its net realizable value.

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

Management’s Current Outlook

Our estimates as to future results and industry trends, to the extent described in this document, are generally based on assumptions regarding the future level of seismic exploration activity and seismic reservoir monitoring projects and, in turn, their effect on the demand and pricing of our products and services. Our analysis of the market and its impact on us is based upon the following outlook for fiscal year 2004:

•	The impact of political conditions and hostilities around the world, including those of the Middle East, which may have a significant impact on the oil and gas commodity prices, will not cause a significant increase or significant decrease in demand for our seismic products during fiscal year 2004.

•	On the other hand, political conditions and hostilities around the world, which have a significant impact on the oil and gas industry, will remain and present serious economic risks for our seismic business.

•	While we expect demand for our traditional seismic land and marine products to increase in 2004 due to higher oil and gas commodity prices, sales of equipment into the traditional seismic contracting industry remains constrained because:

•	the supply of land and marine contract seismic services currently exceeds the international demand for such services;

•	the reduced demand for seismic services and past customer consolidations have resulted in a surplus in the availability of certain seismic equipment;

•	there is an ample supply of seismic data stored in libraries for many of the oil and gas producing regions around the world;

•	pricing for many of our land based seismic products will continue to be subject to pressures due to industry wide manufacturing over capacity; and

•	competition among seismic equipment manufacturers could further intensify as large international seismic contractors expand their internal manufacturing capabilities or form alliances with competitors.

•	Our new high definition reservoir characterization products and services are expected to become more widely accepted by the industry. Revenues in fiscal year 2004 are expected to be higher than fiscal year 2003 levels based on current order levels and pending quotations.

•	Demand for our products used in the commercial graphics industry is expected to increase slightly in fiscal year 2004 with continued market acceptance of our dry thermal film and new product introductions.

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

Our Credit Risks Could Increase as our Customers Continue to Face Difficult Economic Circumstances

We believe, and have assumed that our allowance for bad debts at June 30, 2004 is adequate in light of known circumstances. However, we cannot assure you that additional amounts attributable to uncollectible receivables and bad debt write-offs will not have a material adverse effect on our future results of operations. Many of our customers, particularly seismic contractors, have suffered from lower revenues and experienced liquidity challenges resulting from the economic difficulties throughout our industry. We have in the past incurred significant write-offs in our accounts receivable due to customer credit problems. We have found it necessary from time to time to extend trade credit and promissory notes to long-term customers and others where some risks of non-payment or late payment exist. Given recent industry conditions, some of our customers have experienced liquidity difficulties, which increases those credit risks.

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

Our Foreign Subsidiaries and Foreign Marketing Efforts Face Additional Risks and Difficulties

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

Our subsidiary in Russia currently does not maintain property and casualty insurance coverage for certain plant, equipment and personal property. We are evaluating the cost of obtaining minimum levels of insurance coverage for such assets.

We Rely on Key Suppliers for Significant Product Components

A Japanese manufacturer unaffiliated with us is currently the only supplier (the “Japanese Supplier”) of wide format thermal printheads that we use to manufacture our wide format thermal imager equipment. Over the years we have experienced some quality control issues with such printheads and have returned significant quantities of these products to the Japanese Supplier for repair, testing and quality assurance review. We have recently announced the signing of an agreement to purchase the Japanese Supplier’s production of thermal printhead business effective September 30, 2004. Until the acquisition is consummated, unforeseen problems with the Japanese Supplier, if they develop, could have a significant effect on our ability to meet future production and sales commitments and our ability to compete in the thermal imaging marketplace could be severely damaged, adversely affecting our financial performance. We are not able to evaluate the implications, if any, of that situation at present. We believe we maintain an adequate inventory of certain printheads to continue production for two to nine months should our source of supply be disrupted.

The Integration of the Business Purchased From the Japanese Supplier May be Difficult and May Result in a Failure to Realize Some of the Anticipated Potential Benefits of the Acquisition.

We may not be able to integrate or manage the business purchased from the Japanese Supplier to produce the returns that we have anticipated. Any difficulty in successfully integrating or managing the operations of the businesses could lead to a failure to realize the anticipated synergies. Our management also will be required to dedicate substantial time and effort to the integration of business. These efforts could divert management’s focus and resources from other strategic opportunities and operational matters.

We Are Subject to Control by a Principal Stockholder

OYO Corporation, a Japanese corporation, owns indirectly in the aggregate approximately 51.0% of our common stock. Accordingly, OYO Corporation, through its wholly owned subsidiary OYO Corporation U.S.A., is able to elect all of our directors and to control our management, operations and affairs. We currently have, and may continue to have, a variety of contractual relationships with OYO Corporation and its affiliates.

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

A General Downturn in the U.S. Economy in Future Periods May Adversely Affect our Business

A general downturn in the U.S. economy in future periods could adversely affect our business in ways that we cannot yet identify. Any further economic downturn, may adversely affect the demand for oil and gas generally or cause volatility in oil and gas prices and, therefore, adversely affect the demand for our services to the oil and gas industry and related service industry. It could also adversely affect the demand for consumer products, which could in turn adversely affect our commercial graphics business. To the extent these factors adversely affect other seismic companies in the industry, we could see an oversupply of products and services and continued downward pressure on pricing for seismic products and services that would also adversely affect us.

Sarbanes-Oxley Act of 2002

In response to several high profile cases of accounting irregularities, the Sarbanes-Oxley Act of 2002 (“the Act”) was enacted into law on July 30, 2002. We are required to begin to comply with the annual requirements of Section 404 of the Act effective with our fiscal year beginning October 1, 2004. The Act, and rules promulgated thereunder, as well as new NASDAQ listing standards addressing corporate governance issues, endeavor to provide greater accountability and promote investor confidence by imposing specific corporate governance requirements, by requiring more stringent controls and certifications by corporate management and by utimately imposing new auditor attestations. The Act and new NASDAQ rules affect how audit committees, corporate management and auditors of publicly traded companies carry out their respective responsibilities and interact with each other and mandate composition of audit committees by independent directors. The Act will likely result in higher expenses for publicly traded companies as a result of higher audit and review fees, higher legal fees, higher director fees and higher internal costs to document and test internal controls. The Act, together with the financial scandals and difficult economic enviroment of recent years have also led to substantially increased premiums for director and officer liability insurance. These likely increased expenses will affect smaller public companies, like us, disproportionately from their effects on companies with larger revenue and operating income bases with which to absorb such increased costs.

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

Foreign Currency Exchange Rate Risk

We purchase printheads from OYO Corporation, which purchases them from the Japanese Supplier, pursuant to terms under which such purchases are denominated in Japanese yen. We routinely attempt to hedge our currency exposure on these purchases by entering into foreign currency forward contracts with a bank. The purpose of entering into these forward hedge contracts is to eliminate variability of cash flows associated with foreign currency exposure risk on amounts payable in Japanese yen. Our forward contracts with the bank are considered derivatives. Accounting principles generally accepted in the United States require that we record these foreign currency forward contracts on the balance sheet and mark them to fair value at each reporting date. Our aggregate dollar exposure to forward yen contracts usually does not exceeded $0.5 million and such contracts ordinarily are settled within 10 months. Resulting gains and losses are reflected in income and were not material for our fiscal quarter ended June 30, 2004. At June 30, 2004, we had $0.3 million of yen denominated foreign currency forward contracts, and we had $0.3 million of yen denominated accounts payable.

Foreign Currency and Operations Risk

We have a subsidiary located in Russia. Therefore, our financial results may be affected by factors such as changes in foreign currency exchange risks, weak economic conditions or changes in Russia’s political climate. Our consolidated balance sheet at June 30, 2004 reflected approximately $1.9 million of net working capital related to our Russian subsidiary. This subsidiary generally receives its income and pays its expenses primarily in Russian rubles. To the extent that transactions of this subsidiary are settled in rubles, a devaluation of the ruble versus the U.S. dollar could reduce any contribution from our Russian subsidiary to our consolidated results of operations as reported in U.S. dollars. We do not hedge the market risk with respect to our operations in Russia; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of Russian rubles versus U.S. dollars to the extent such disruptions result in any reduced valuation of the Russian subsidiary’s net working capital or future contributions to our consolidated results of operations.

Foreign Currency Intercompany Accounts and Notes Receivable

From time-to-time, we provide access to capital to our foreign subsidiaries through U.S. dollar denominated interest bearing promissory notes. Such funds are generally used by our foreign subsidiaries to purchase capital assets and for general working capital needs. In addition, we sell products to our foreign subsidiaries in U.S. dollars on trade credit terms. Because these U.S. dollar denominated intercompany debts are accounted for in the local functional currency of the foreign subsidiary, any appreciation or devaluation of such foreign currencies against the U.S. dollar will result in a gain or loss, respectively, to our consolidated statement of operations. At June 30, 2004, we had outstanding accounts and notes receivable of $1.4 million and $7,000 from our subsidiaries in Russia and Canada, respectively. There were no accounts or notes receivable due from our subsidiary in the U.K.

Floating Interest Rate Risk

We have a revolving credit agreement and a real estate mortgage agreement with banks, each with floating interest rates. These floating interest rates subject us to the risk of increased interest costs associated with any upward movements in bank market interest rates. Under the revolving credit agreement, our borrowing interest rate is the bank’s prime rate or a LIBOR rate plus 250 basis points, whichever we select. Under the real estate mortgage agreement, our borrowing rate is a LIBOR rate plus 250 basis points with a minimum rate of 4.0%. As of June 30, 2004, we had no borrowings under our revolving credit agreement. We had $3.0 million borrowed under the real estate mortgage agreement at a minimum borrowing rate of 4.0%. Due to the amount of borrowings outstanding under these facilities, including potential borrowings available under the revolving credit agreement, any increased interest costs associated with movements in market interest rates could be material to our financial condition, results of operation or cash flow. Based on current borrowings, a 1.0% increase in interest rates would increase interest expense annually by approximately $30,000.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2004, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control

There were no significant changes in our internal controls over financial reporting or in other factors that could materially affect our internal controls during the quarter or subsequent to the date of the evaluation of our disclosure controls and procedures referred to in the preceding paragraph. As we begin to evaluate our internal controls in greater detail under Section 404, there may be certain future improvements not currently considered significant.

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

On May 3, 2004, the Company furnished a current report on Form 8-K pursuant to Item 12 giving guidance for the earnings for the second quarter.

On May 13, 2004, the Company furnished a current report on Form 8-K pursuant to Item 12 reporting the earnings for the second quarter.

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed September 30, 1997 (Registration No. 333-36727).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OYO GEOSPACE CORPORATION

Date: August 10, 2004	By:	/s/ Gary D. Owens
Gary D. Owens, Chairman of the Board
President and Chief Executive Officer
(duly authorized officer)

Date: August 10, 2004	By:	/s/ Thomas T. McEntire
Thomas T. McEntire
Chief Financial Officer
(principal financial officer)