Form 10-K
period 2004-09-30
OYO GEOSPACE CORP
filed 2004-12-07
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Fiscal Year Ended September 30, 2004

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

There were 5,590,710 shares of the Registrant’s Common Stock outstanding as of the close of business on December 1, 2004. As of March 31, 2004, the aggregate market value of the Registrant’s Common Stock held by non-affiliates was approximately $42 million (based upon the closing price of $17.32 on March 31, 2004, as reported by the NASDAQ Stock Market, Inc.)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Registrant’s 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

PART I

Item 1. Business

Company Overview

OYO Geospace was organized in 1994. We design and manufacture instruments and equipment used in the acquisition and processing of seismic data. We have been in the seismic instrument and equipment business since 1980, marketing our products primarily to the oil and gas industry worldwide. We also design and manufacture thermal imaging equipment and distribute dry thermal film products to the commercial graphics industry. We have been serving the commercial graphics industry since 1995.

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

Marine seismic data acquisition is conducted primarily by large ocean-going vessels that tow long seismic cables known as “streamers”. Usually, the energy source in marine seismic data acquisition is an airgun, and the reflected seismic waves are received and measured by hydrophones, which are an integral part of the streamers. The streamers simultaneously transmit the electrical impulses back to the vessel via telemetric cable included within the streamers, and the seismic data is recorded and processed in much the same manner as it is for seismic data acquisition on land.

Our high definition reservoir characterization products are designed and configured for customized monitoring applications for producing oil and gas fields. Utilizing these systems, producers can better identify and enhance the recovery of oil and gas deposits over the life of the reservoir. Reservoir characterization and management programs, in which the reservoir is carefully imaged and monitored throughout its economic life by seismic instruments and equipment, are now seen as vital tools for improving production recovery rates. Seismic surveys repeated over selected time intervals show dynamic changes within the reservoir and can be used to monitor the effects of production. Demand for our products depends primarily on the level of worldwide oil and gas exploration activity. That activity, in turn, depends primarily on prevailing oil and gas prices and availability of seismic data.

We expect to incur significant future research and development expenditures aimed at the development of additional seismic acquisition products used for high definition reservoir characterization in both land and marine environments.

While orders for our products can vary substantially from quarter to quarter, reservoir characterization projects, especially large-scale deepwater projects, require the use of more equipment over a longer period of time than is required by conventional surface seismic systems. Revenue recognition in accordance with generally accepted accounting principles for these large-scale projects has the potential to result in substantial fluctuations in our quarterly performance. These variations may impact our operating results and cash flow, manufacturing capability and expense levels in any given quarter. Furthermore, because of the scale and nature of reservoir characterization projects, there may be delays in their implementation and uncertainties about their final course.

During our fiscal year ended September 30, 2002, we delivered a reservoir characterization and monitoring system to a major oil company, for installation in one of its fields in the North Sea. In accordance with the terms of the contract, we recognized $15.8 million of revenues in our fiscal year ended September 30, 2002 and $2.5 million of revenues in our fiscal year ended September 30, 2003. Due to the system’s successful performance through December 31, 2003, we earned an additional $3.6 million performance bonus, which we recognized as revenue in fiscal year 2004. Our product warranty obligation extends to 2006 for certain components of the system.

We believe that our reservoir characterization systems, including the system referenced above, are important new technologies in our industry and our ability to develop and market them will be a key determinant of our success in the future.

Commercial Graphics Industry

We entered into the commercial graphics business in 1995 as we leveraged our thermal imaging product technology, originally designed for seismic data processing applications, into new markets. With minor product modifications, we were successful in adapting these products for use in the commercial graphics industry.

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

As a result of the bankruptcy filing by the Former Primary Film Supplier, we recorded a $1.2 million charge in our third quarter of fiscal year 2002 due to the ultimate uncertainty of realization of value on certain assets, particularly certain prepaid purchase benefits and other benefits under the amended supply contract with the Former Primary Film Supplier. We do not believe there has been any impairment in the value of the intellectual property we acquired from the Former Primary Film Supplier because we are utilizing such property to manufacture dry thermal film.

On December 10, 2002, we received a notice of claim, in connection with the Former Primary Film Supplier’s bankruptcy, for alleged preferential payments made by the Former Primary Film Supplier to us in the period before the bankruptcy proceeding in the approximate amount of $259,000. On July 7, 2004, an amended claim was filed against us and the amount of the alleged preferential payments made by the Former Primary Film Supplier was increased to approximately $895,000. We intend to vigorously defend against such claim under the overall circumstances of our relationship with the Former Primary Film Supplier. At present we do not know whether we will make any claims against the Former Primary Film Supplier and we are unable to predict whether any additional claims will be made against us in connection with the Former Primary Film Supplier’s bankruptcy proceeding as to any aspect of our relationship with the Former Primary Film Supplier. We are unable at this time to predict the outcome and effects of this situation. We had, nevertheless, made a provision for the initial claim made by the Former Primary Film Supplier and we believe that such provision is adequate at this time, although we are unable to make such predictions with any certainty.

Acquisitions

Graphtec’s Thermal Printhead Production Assets

On September 30, 2004, we acquired the thermal printhead production assets of Graphtec Corporation, a company with headquarters in Yokohama, Japan (“Graphtec”) for approximately $1.8 million which was paid in cash on October 1, 2004. Prior to that date, Graphtec was the only supplier of wide format thermal printheads that we use to manufacture our wide format thermal imaging equipment. We expect to manufacture printheads in Japan during the first fiscal quarter of 2005 using the assets we acquired from Graphtec and then relocate the assets to Houston, Texas. We are unable to determine at this time the associated cost of relocating the assets. If printhead sales exceed certain established levels we may owe a royalty to Graphtec annually. We are unable to determine at this date the amount of those royalties and if those royalties will be payable.

OYO-GEO Impulse International, LLC

Effective November 8, 2001, we increased our equity ownership from 44% to 85% in OYO-GEO Impulse International, LLC (“OYO-GEO Impulse”), a Russian joint venture we formed in 1990 with Geophyspribor Ufa Production Association (“Geophyspribor”), Bank Vostock and Chori Co., Ltd (“Chori”). Since this transaction, the financial results of OYO-GEO Impulse have been consolidated with those of OYO Geospace. At that time, Geophyspribor and Chori continued as minority shareholders of OYO-GEO Impulse.

In exchange for the additional equity ownership, we forgave a debt of $1.2 million owed to us by OYO-GEO Impulse. This debt and a related equity investment had been written-off in 1994 due to prior concerns regarding realization of those assets and, therefore, such debt and investment had no carrying value in our financial statements. In connection with this acquisition in fiscal year 2002, we recorded an extraordinary gain of $686,000, net of income taxes of $85,000. This extraordinary gain represents the negative goodwill that resulted from the acquisition of the additional equity interest of OYO-GEO Impulse.

On September 12, 2003, we purchased for $164,000 an additional 12% ownership interest in OYO-GEO Impulse from Geophyspribor, thereby increasing our ownership interest to 97%. Chori continues as a 3% minority shareholder of OYO-GEO Impulse.

Based in Ufa, Bashkortostan, Russia, OYO-GEO Impulse has been in operation since 1990, manufacturing geophone sensors for the Russian seismic marketplace. At September 30, 2004, OYO-GEO Impulse operated in a 120,000 square foot facility in Ufa and employed approximately 374 people. Our seismic equipment manufacturing subsidiary in Houston is managing the expansion of OYO-GEO Impulse’s operations to produce and sell international-standard sensors and additional seismic-related products.

Products and Product Development

Seismic Products

Our seismic product lines currently consist of high definition reservoir characterization products and services, geophones and hydrophones, including multi-component geophones and hydrophones, seismic leader wire, geophone and hydrophone string connectors, seismic telemetry cable, marine seismic cable retrieval devices and small data acquisition systems targeted at niche markets. Our seismic products are compatible with most major seismic data acquisition systems currently in use. We believe that our seismic products are among the most technologically advanced instruments and equipment available for seismic data acquisition.

Our products used in marine seismic data acquisition include our patented marine seismic streamer retrieval devices (“SRDs”). Occasionally, streamers are severed and become disconnected from the vessel as a result of inclement weather, vessel traffic or human or technological error. Our SRDs, which are attached to the streamers, contain air bags that are designed to inflate automatically at a given depth, bringing the severed streamer to the surface. These SRDs save the seismic contractor significant time and money compared to the alternative of losing and replacing the streamer. We also produce seismic streamer steering devises, or “birds”, which are finlike devices that attach to the streamer and help maintain it at a certain desired depth as it is towed through the water.

Other product developments include the HDSeis™ product line and a suite of borehole and reservoir characterization products and services. Our HDSeis™ System is a high definition seismic data acquisition system with flexible architecture that allows it to be configured as a borehole seismic system or as a subsurface system for both land and marine reservoir-monitoring projects.

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

Other recent 3-D seismic product developments include an omni-directional geophone for use in reservoir monitoring; a compact marine three-component or four-component gimbaled sensor and special-purpose connectors, connector arrays and cases.

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

We face certain risks associated with our foreign operations. For a discussion of these risks, refer to Item 7, under the heading “Forward Looking Statements and Risks” under the subheading “Our Foreign Subsidiaries and Foreign Marketing Efforts Face Additional Risks and Difficulties” contained in this Report on Form 10-K.

Commercial Graphics Products

We have adapted our thermal imaging technology, which we originally developed for the seismic industry, for commercial applications in the screen print, point of sale, signage and textile market sectors. Our thermal imaging equipment is capable of producing data images ranging in size from 12 to 54 inches wide, with resolution ranging from 400 to 1,200 dpi (dots per inch). We believe that our wide format thermal printers, which use dry thermal film technology, are a cost-effective alternative to conventional equipment and imaging solutions.

On September 30, 2004, we acquired the thermal printhead production assets of Graphtec for approximately $1.8 million which was paid in cash on October 1, 2004. Prior to that date, Graphtec was the only supplier of wide format thermal printheads that we use to manufacture our wide format thermal imager equipment. We expect to manufacture printheads in Japan during the first fiscal quarter of 2005 using the assets we acquired from Graphtec and then relocate those assets to Houston, Texas.

We expect to continue our research and development activities to expand the markets for our thermal imaging products and increase the image clarity of our thermal imaging equipment and dry thermal film.

Competition

We believe that we are one of the world’s largest manufacturers and distributors of seismic related products. The principal competitors in our seismic business segment for geophones, hydrophones, geophone string connectors, leader wire and telemetry cable are Input/Output, Sercel and Steward Cable. Furthermore, entities in China manufacture an older model geophone having the same design and specifications as our GS-20 DX geophone. In addition to these competitors, certain manufacturers of marine streamers also manufacture hydrophones for their own use.

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

As mentioned above, a key competitive factor for seismic instruments and equipment is durability under harsh field conditions. Instruments and equipment must not only meet rigorous technical specifications regarding signal integrity and sensitivity, but must also be extremely rugged and durable to withstand the rigors of field use, often in harsh environments.

With respect to our marine seismic data products, we are not aware of any competing companies that manufacture a product functionally similar to our patented seismic streamer retrieval device. Our primary competitor in the manufacture of our streamer depth positioning device (“Birds”) is Input/Output.

Our primary competitors for our deepwater reservoir characterization systems may be some traditional seismic equipment manufacturers such as Western/Geco (Schlumberger), Input/Output, Sercel, and some newly formed alliances involving these companies.

Our primary competitors for downhole high definition seismic data acquisition systems are Avalon and CGG.

We believe that the primary competitors in our commercial graphics and plotter business segments are Ricoh, Xante, Gerber Scientific, iSys Group, Cypress Tech. and Atlantek, as well as manufacturers of alternative technologies such as inkjet printing. Also, as we advance the resolution capabilities of direct thermal technology, we expose ourselves to additional competition in the more traditional wet-film imagesetting marketplace. A key competitive factor in this market is producing equipment that is technologically advanced yet cost effective.

Suppliers

On September 30, 2004, we acquired the thermal printhead production assets of Graphtec for $1.8 million which was paid in cash on October 1, 2004. Prior to that date, Graphtec was the only supplier of wide format thermal printheads that we use to manufacture our wide format thermal imaging equipment. We now manufacture printheads internally using assets acquired from Graphtec.

Our Former Primary Film Supplier had been the primary manufacturer of the dry thermal film used by our customers in the thermal imaging equipment we sell. On July 3, 2002, the Former Primary Film Supplier filed a Chapter 11 reorganization petition in Federal Bankruptcy Court for the Western District of New York. As a result of the bankruptcy filing, we began to produce dry thermal film internally using the intellectual property purchased from the Former Primary Film Supplier. We also purchase a substantial quantity of film from our Other Film Supplier.

In fiscal year 2004 we did not and currently do not experience any difficulties in obtaining raw materials from our suppliers for the production of seismic products or thermal imaging equipment products.

Product Manufacturing

Our manufacturing and product assembly operations consist of machining or molding the necessary component parts, configuring these parts along with components received from various vendors and assembling a final product. We manufacture seismic equipment to the specifications of our customers. For example, we can armor cables for applications such as deep water uses. We assemble geophone strings and seismic telemetry cables based on a number of customer choices such as length, gauge, tolerance and color of molded parts. With regard to dry thermal film, we mix and react various chemicals to formulate a reactive layer that is then coated onto a clear polyester film. The film is then coated with a protective topcoat that produces the final product. Upon completion, we test our final products to the functional and in the case of seismic equipment, environmental extremes of product specifications and inspect the products for quality assurance. We normally manufacture and ship our products based on customer orders and, therefore, typically do not maintain significant inventories of finished goods.

Markets and Customers

Our principal seismic customers are contractors and major independent and government-owned oil and gas companies that either operate their own seismic crews or specify seismic instrument and equipment preferences to contractors. For our deepwater reservoir characterization products, our customers are generally large international oil and gas companies which operate long-term offshore oil and gas producing properties. Our commercial graphics customers primarily consist of direct users of our equipment as well as specialized resellers that focus on the newsprint, silkscreen and corrugated box printing industries. For a further discussion of key customers see Note 17 to the Consolidated Financial Statements contained in this Report on Form 10-K.

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

Research and Development

We expect to incur significant future research and development expenditures aimed at the development of additional seismic data acquisition products used for high definition reservoir characterization in both land and marine environments and thermal imaging technologies. We have incurred research and development expenses of $4.8 million, $5.2 million and $5.3 million during the fiscal years ended September 30, 2004, 2003 and 2002, respectively. For a summary of our research and development expenditures over the past five years, see Item 6, “Selected Consolidated Financial Data”, contained in Part II to this Report on Form 10-K.

Employees

As of September 30, 2004 we employed approximately 748 people on a full-time basis, of which approximately 329 were employed in the United States and approximately 374 in Russia. We have never experienced a work stoppage and consider our relationship with our employees to be satisfactory. Our employees are not unionized.

Financial Information by Geographic Area

For a discussion of financial information by segment and geographic area, see Note 17 to the Consolidated Financial Statements contained in this Report on Form 10-K.

Item 2. Properties

As of September 30, 2004, our operations included the following locations:

Location	Owned/Leased	Approximate Square Footage	Use
Houston, Texas	Owned	208,000	See Note 1 below
Stafford, Texas	Owned	20,000	See Note 2 below
Houston, Texas	Owned	77,000	See Note 3 below
Ufa, Bashkortostan, Russia	Owned	120,000	Manufacturing
Ufa, Bashkortostan, Russia	Owned	41,000	See Note 4 below
Calgary, Alberta, Canada	Owned	21,000	Sales and service
Luton, Bedfordshire, England	Owned	8,000	Sales and service
Beijing, China	Leased	1,000	Sales and service

We believe that our facilities are adequate for our current and immediately projected needs.

(1)	This property is located at 7007 Pinemont Drive in Houston, Texas (the “Pinemont Facility”). It was purchased in September 2003 at a cost of $3.8 million, $3.0 million of which was financed by a 7-year promissory note, secured by a mortgage on the property. The Pinemont Facility consolidated into one location all manufacturing, engineering, selling, marketing and administrative activities for both the seismic and commercial graphics industry of the Company in the United States. The Pinemont Facility also serves as the Company headquarters. Such consolidation was a critical element in our strategic restructuring initiative aimed at making our operations more efficient in the face of continuing pricing pressure on our traditional seismic businesses.
(2)	This property served as our headquarters and for certain research and development operations through November 2003, at which time our headquarters and these operations were relocated to the Pinemont Facility. We are seeking to sell this property.
(3)	This property contained a manufacturing operation and certain support functions. We completed the relocation of these operations to the Pinemont Facility in February 2004. As a result of contemplated expansion plans, we are currently considering utilizing this facility for certain manufacturing operations that can no longer be accommodated in the space available at the Pinemont Facility.
(4)	This property served as a location for manufacturing operations until October 2002, at which time such operations were relocated to a new building in Ufa. We are seeking to sell this property.

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

Item 4. Submission of Matters to Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the NASDAQ National Market under the symbol “OYOG”. On November 29, 2004, there were approximately 48 holders of record of our common stock, and the closing price per share on such date was $16.24 as quoted by The NASDAQ Stock Market, Inc.

The following table presents the range of high and low bid quotations for our common stock during the two fiscal years ended September 30, 2004 and September 30, 2003, as reported by The NASDAQ Stock Market, Inc.

	Low	High
Year Ended September 30, 2004:
Fourth Quarter	$14.67	$18.99
Third Quarter	16.66	19.15
Second Quarter	16.06	17.88
First Quarter	11.72	16.09

Year Ended September 30, 2003:
Fourth Quarter	$10.06	$13.75
Third Quarter	9.50	14.00
Second Quarter	6.72	9.50
First Quarter	7.60	12.95

Historically, we have not paid dividends, and we do not intend to pay cash dividends on our common stock in the foreseeable future. We presently intend to retain our earnings for use in our business, with any future decision to pay cash dividends dependent upon our growth, profitability, financial condition and other factors the Board of Directors may deem relevant. Our existing credit agreement also has covenants which materially limit our ability to pay dividends. For a more complete discussion of our credit agreement, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources” contained in this Report on Form 10-K.

We did not sell any securities within the past three years that were not registered under the Securities Act of 1933.

The following equity plan information is provided as of September 30, 2004:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	686,660	$12.97	55,709

Equity Compensation Plans Not Approved by Security Holders	17,100	13.45	17,400

Item 6. Selected Consolidated Financial Data

The following table sets forth certain selected historical financial data on a consolidated basis. The selected consolidated financial data was derived from our consolidated financial statements. The selected consolidated financial data should be read in conjunction with our consolidated financial statements appearing elsewhere in this Form 10-K. When reviewing the table below, please also note the acquisitions and accounting pronouncements described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this Report on Form 10-K.

	Year Ended September 30,
	2004	2003	2002	2001	2000
	(in thousands, except share and per share amounts)
Statement of Operations Data:
Sales	$63,538	$50,854	$65,049	$63,618	$53,474
Cost of sales	40,787	38,337	46,484	42,957	39,042

Gross profit	22,751	12,517	18,565	20,661	14,432
Operating expenses:
Selling, general and administrative	12,086	11,273	11,538	12,528	10,090
Research and development	4,794	5,226	5,347	6,277	6,146
Impairment of assets	—	—	1,246	—	—

Total operating expenses	16,880	16,499	18,131	18,805	16,236

Income (loss) from operations	5,871	(3,982)	434	1,856	(1,804)
Other income (expense), net	61	69	(770)	(226)	41

Income (loss) before income taxes, minority interest and extraordinary gain	5,932	(3,913)	(336)	1,630	(1,763)
Income tax expense (benefit)	(47)	(1,399)	(857)	292	(572)

Income (loss) before minority interest, and extraordinary gain	5,979	(2,514)	521	1,338	(1,191)
Minority interest	(26)	(19)	(88)	—	—

Income (loss) before extraordinary gain	5,953	(2,533)	433	1,338	(1,191)
Extraordinary gain, net of tax of $85	—	—	686	—	—

Net income (loss)	$5,953	$(2,533)	$1,119	$1,338	$(1,191)

Basic earnings (loss) per share:
Income (loss) before extraordinary gain	$1.07	$(0.46)	$0.08	$0.24	$(0.22)
Extraordinary gain	—	—	0.12	—	—

Net income (loss) per share	$1.07	$(0.46)	$0.20	$0.24	$(0.22)

Diluted earnings (loss) per share:
Income (loss) before extraordinary gain	$1.05	$(0.46)	$0.08	$0.24	$(0.22)
Extraordinary gain	—	—	0.12	—	—

Net income (loss) per share	$1.05	$(0.46)	$0.20	$0.24	$(0.22)

Weighted average shares outstanding—Basic	5,573,611	5,550,216	5,535,979	5,489,251	5,431,901
Weighted average share outstanding—Diluted	5,684,853	5,550,216	5,547,774	5,598,597	5,431,901

Other Financial Data:
Depreciation, amortization and stock-based compensation	$4,966	$4,724	$4,852	$4,444	$4,014
Capital expenditures	2,506	6,045	4,729	4,909	6,004

	As of September 30,
	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet Data:
Working capital	$32,789	$24,937	$28,130	$27,891	$28,505
Total assets	77,794	71,435	68,126	73,000	65,108
Short-term debt	1,029	5,889	714	1,033	198
Long-term debt	5,805	6,232	3,544	3,772	3,984
Stockholders’ equity	59,200	52,471	54,129	52,791	50,709

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the major elements of our consolidated financial statements. You should read this discussion and analysis together with our consolidated financial statements and accompanying notes and other detailed information appearing elsewhere in this Form 10-K. The discussion of our financial condition and results of operations includes various forward-looking statements about our markets, the demand for our products and services and our future plans and results. These statements are based on assumptions that we consider to be reasonable, but that could prove to be incorrect. For more information regarding our assumptions, you should refer to the section entitled “Forward-Looking Statements and Risks” contained in this Item 7 on this Report on Form 10-K.

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

Marine seismic data acquisition is conducted primarily by large ocean-going vessels that tow long seismic cables known as “streamers”. Usually, the energy source in marine seismic data acquisition is an airgun, and the reflected seismic waves are received and measured by hydrophones, which are an integral part of the streamers. The streamers simultaneously transmit the electrical impulses back to the vessel via telemetric cable included within the streamers, and the seismic data is recorded and processed in much the same manner as it is for seismic data collection on land.

Our high definition reservoir characterization products are designed and configured for customized monitoring applications for producing oil and gas fields. Utilizing these systems, producers can better identify and enhance the recovery of oil and gas deposits over the life of the reservoir. Reservoir characterization and management programs, in which the reservoir is carefully imaged and monitored throughout its economic life by seismic instruments and equipment, are now seen as vital tools for improving production recovery rates. Seismic surveys repeated over selected time intervals show dynamic changes within the reservoir and can be used to monitor the effects of production. Demand for our products depends primarily on the level of worldwide oil and gas exploration activity. That activity, in turn, depends primarily on prevailing oil and gas prices and availability of seismic data.

We expect to incur significant future research and development expenditures aimed at the development of additional seismic acquisition products and services used for high definition reservoir characterization for use in both land and marine environments.

While orders for our products can vary substantially from quarter to quarter, reservoir characterization projects, especially large-scale deepwater projects, require the use of more equipment over a longer period of time than is required by conventional surface seismic systems. Revenue recognition in accordance with generally accepted accounting principles for these large-scale projects has the potential to result in substantial fluctuations in our quarterly performance. These variations may impact our operating results and cash flow, manufacturing capability and expense levels in any given quarter. Furthermore, because of the scale and nature of reservoir characterization projects, there may be delays in their implementation and uncertainties about their final course.

During our fiscal year ended September 30, 2002, we delivered a reservoir characterization and monitoring system to a major oil company for installation in one of its fields in the North Sea. In accordance with the terms of the contract, we recognized $15.8 million of revenues in our fiscal year ended September 30, 2002 and $2.5 million of revenues in our fiscal year ended September 30, 2003. Due to the system’s successful performance through December 31, 2003, we earned an additional $3.6 million performance bonus, which we recognized as revenue in fiscal year 2004. Our product warranty obligation extends to 2006 for certain components of the system.

We believe that our reservoir characterization systems, including the system referenced above, are important new technologies in our industry and our ability to develop and market them will be a key determinant of our success in the future.

Commercial Graphics

We entered into the commercial graphics business in 1995 as we leveraged our thermal imaging product technology, originally designed for seismic data processing applications, into new markets. With minor product modifications, we were successful in adapting these products for use in the commercial graphics industry.

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

On September 30, 2004, we acquired the thermal printhead production assets of Graphtec for approximately $1.8 million which was paid in cash on October 1, 2004. Prior to that date, Graphtec was the only supplier of wide format thermal printheads that we use to manufacture our wide format thermal imager equipment. We expect to manufacture printheads in Japan using the assets we acquired from Graphtec during the first fiscal quarter of 2005 and then relocate the assets to Houston, Texas.

Results of Operations

We report and evaluate financial information for two segments: Seismic and Commercial Graphics. Certain summary financial data for our business segments which was previously presented in prior periods has now been reclassified to conform to the current year presentation.

Summary financial data by business segment follows (in thousands):

	Years Ended
	September 30, 2004	September 30, 2003	September 30, 2002
Seismic
Net sales	$50,651	$37,619	$51,800
Operating income	10,860	780	6,395

Commercial Graphics
Net sales	12,991	13,333	13,490
Operating income	1,118	1,130	477

Corporate
Operating loss	(6,107)	(5,892)	(6,296)

Eliminations
Net sales	(104)	(98)	(241)
Operating loss	—	—	(142)

Consolidated Totals
Net sales	63,538	50,854	65,049
Operating income (loss)	5,871	(3,982)	434

Overview

As discussed under Item 2, “Properties”, in this Part I, in September 2003, we purchased the Pinemont Facility, a 208,000 square foot facility housing our headquarters and all U.S. manufacturing, engineering, selling, marketing, and administrative activities. The purchase price for the Pinemont Facility was $3.8 million, of which $3.0 million was financed by a 7-year promissory note and secured by a mortgage on the property. During fiscal year 2004, we incurred $1.4 million of capitalized costs to remodel the Pinemont Facility and incurred charges of $0.5 million to relocate our operations into the Pinemont Facility. We sold one of our former U.S. facilities in December 2003, and allowed a lease to expire on December 31, 2003 on another facility. We are seeking to sell a facility in Stafford, Texas having a carrying value of $1.1 million. We expect to sell this property during fiscal year 2005 and use those proceeds to pay the debt related to this facility. We own another vacant facility located in Houston, Texas having a net book value of $4.7 million. As a result of our contemplated expansion plans, we are currently considering utilizing this vacant facility for certain manufacturing operations that can no longer be accommodated in the space available at the Pinemont Facility. We expect the end result of this move and restructuring to be the elimination of substantial manufacturing and operating expenses in future periods, which we expect will offset the one-time costs of the move and justify the capital expenditures made with respect to the Pinemont Facility.

Fiscal Year 2004 Compared to Fiscal Year 2003

Consolidated net sales for the year ended September 30, 2004 increased $12.7 million, or 24.9%, from fiscal year 2003. The increase in net sales resulted from our deep water reservoir characterization and borehole reservoir products showing strong increases in sales, both from pre-existing sales contracts and from new customers, as a result of the continued growth and acceptance of these new products. In addition, the increased worldwide demand for our traditional seismic exploration products increased as a result of higher oil and gas commodity prices.

Consolidated gross profits for the year ended September 30, 2004 increased by $10.2 million, or 81.8%, from fiscal year 2003. The higher gross profits in fiscal year 2004 are the result of increased seismic product sales, primarily from our deep water reservoir characterization and borehole reservoir imaging products. The fiscal year 2004 gross profits include a $3.6 million performance bonus payment we received for the continued successful performance of a deepwater reservoir characterization system sold to a customer in fiscal year 2002.

Consolidated operating expenses for the year ended September 30, 2004 increased $0.4 million, or 2.3%, from fiscal year 2003. Such increase is the result of higher incentive compensation expenses in the amount of $0.5 million and facility relocation expenses of $0.5 million. These cost increases were partially offset by a decrease in operating expenses associated with our facilities consolidation and reorganization.

The United States statutory rate applicable to us for the period reported was 34.0%. The effective tax rate for the year ended September 30, 2004 was (0.8)% compared to an effective tax rate of 35.8% in fiscal year 2003. We realized several significant tax benefits in fiscal year 2004, including (i) tax credits and a special tax deduction allowed to U.S. export manufacturers totaling $0.9 million, (ii) the reversal of an $0.8 million deferred tax valuation allowance due to the realization of deferred tax assets, and (iii) a $0.4 million benefit resulting from the taxing rates in certain foreign taxing jurisdictions being lower than the U.S. statutory tax rate. Recently announced changes in U.S. tax legislation are expected to result in the phasing out of the special deduction allowed to U.S. export manufacturers. Consequently, we expect our effective tax rate to increase in fiscal year 2005.

Fiscal Year 2003 Compared to Fiscal Year 2002.

Consolidated net sales for the year ended September 30, 2003 decreased $14.2 million, or 21.8%, from fiscal year 2002. The decrease in net sales resulted primarily from the fiscal year 2002 containing a $15.8 million sale of a reservoir characterization and monitoring system compared to $2.5 million of similar sales in fiscal year 2003. In addition, sales of our marine-based seismic products also declined significantly during fiscal year 2003, which was partially offset by increased sales of our new offshore cable products and certain land-based seismic products.

Consolidated gross profits for the year ended September 30, 2003 decreased by $6.0 million, or 32.6%, from fiscal year 2002. The lower gross profits in fiscal year 2003 were primarily the result of the sale of a reservoir characterization and monitoring system in fiscal year 2002, which yielded a higher than average gross profit margin. In addition, we recorded charges of $0.7 million in fiscal year 2003 to write-off defective dry thermal film inventories and obsolete borehole seismic assets.

Consolidated operating expenses for the year ended September 30, 2003 decreased $1.6 million, or 9.0%, from fiscal year 2002. The fiscal year 2002 consolidated operating expenses included a $1.2 million asset impairment charge relating to the bankruptcy of the Former Primary Film Supplier. Excluding the asset impairment charge, our operating expenses for fiscal year 2003 decreased $0.4 million, or 2.5%, from fiscal year 2002, primarily due to the lower level of sales and actions taken to reduce operating costs in response to then existing market conditions.

Our United States statutory tax rate for fiscal year 2003 was 34.0%. Our effective tax rate for the year ended September 30, 2003 was 35.8% compared to an effective tax rate of a benefit of 255.1% in fiscal year 2002. The fiscal year 2002 benefit primarily resulted from the resolution of contingent tax matters and extraterritorial income deductions. During the fiscal year 2003, we filed amended tax returns for certain prior year periods and also completed our fiscal 2002 federal tax filing. Upon completion of such filings, we identified $0.8 million of additional tax benefits that in fiscal year 2003 were available for possible use in future periods. These additional benefits were related to foreign tax credits. Based upon the then current seismic industry environment and our projections of future taxable income, we reviewed our deferred tax assets and recorded a valuation allowance of approximately $0.8 million against the foreign tax credits. Including the valuation allowance, we had net deferred tax assets of $3.1 million at September 30, 2003.

Seismic

Our seismic product lines currently consist of high definition reservoir characterization products and services, geophones and hydrophones, including multi-component geophones and hydrophones, seismic leader wire, geophone string connectors, seismic telemetry cable, marine seismic cable retrieval devices and small data acquisition systems targeted at niche markets.

Fiscal Year 2004 Compared to Fiscal Year 2003.

Net Sales

Sales of our seismic products for fiscal year 2004 increased $13.0 million, or 34.6%, from fiscal year 2003. The increase in sales principally resulted from a $7.8 million increase in sales of our deepwater reservoir characterization and borehole reservoir imaging systems, including a $3.6 million performance bonus payment resulting from the continued successful performance of a deepwater reservoir characterization system sold in fiscal year 2002. Our traditional seismic product sales increased by $3.7 million primarily as a result of increased sales by our Canadian and Russian subsidiaries. Other products having industrial applications generated increased revenues of $1.5 million during fiscal year 2004.

Operating Income

Operating income for fiscal year 2004 increased $10.1 million from fiscal year 2003. The increase is primarily attributable to the increase in sales and gross profits of our deepwater reservoir characterization systems, including the $3.6 million performance bonus payment referred to above.

Fiscal Year 2003 Compared to Fiscal Year 2002.

Net Sales

Sales of our seismic products for fiscal year 2003 decreased $14.2 million, or 27.4%, from fiscal year 2002. The decrease in sales principally resulted from fiscal year 2002 containing a $15.8 million sale of a large deepwater reservoir characterization and monitoring system compared to only $2.5 million of similar sales in fiscal year 2003. In addition, sales of our marine-based seismic products also declined significantly during fiscal year 2003, partially offset by increased sales of our new offshore cable products and certain land-based seismic products.

Operating Income (Loss)

Operating income (loss) for fiscal year 2003 decreased $5.6 million, or 87.8%, from fiscal year 2002. The decrease is primarily attributable to the gross profit associated with the $15.8 million sale of the deepwater reservoir characterization and monitoring system in fiscal year 2002. In addition, the decline in sales and gross profits from our higher profit margin marine-based seismic products unfavorably impacted our operating income (loss) in fiscal year 2003.

Commercial Graphics

Our commercial graphics business segment manufactures and sells thermal imaging equipment and dry thermal film primarily to the screen print, point of sale, signage and textile market sectors. This business segment has some sales to customers in the seismic industry.

Fiscal Year 2004 Compared to Fiscal Year 2003.

Net Sales

Sales of our commercial graphics products for fiscal year 2004 decreased $0.3 million, or 2.6%, from fiscal year 2003. The decrease in sales primarily resulted from a decline in equipment sales, partially offset by increased sales of dry thermal film. Competing imaging technologies are the primary reason for the reduction of equipment sales. The addition of new dry thermal film accounts, previously serviced by competitors, was a significant factor for the increase in dry thermal film sales.

Operating Income

Our operating income for fiscal year 2004 decreased $12,000, or 1.1%, from fiscal year 2003. This reduction in operating income primarily resulted from a decline in sales, partially offset by a decline in operating costs due to our facilities consolidation and reorganization.

Fiscal Year 2003 Compared to Fiscal Year 2002.

Net Sales

Sales of our commercial graphics products for fiscal year 2003 decreased $0.2 million, or 1.2%, from fiscal year 2002. The decrease in sales primarily resulted from a decline in sales of equipment and accessories, partially offset by increased sales of dry thermal film.

Operating Income

Our operating income for fiscal year 2003 increased $0.7 million, or 136.9%, from fiscal year 2002. Fiscal year 2002 included a $1.2 million asset impairment charge relating to the bankruptcy of the Former Primary Film Supplier. Excluding the $1.2 million asset impairment charge in fiscal 2002, our operating income in fiscal 2003 decreased $0.6 million. This decrease in operating income primarily resulted from increased manufacturing and operating costs associated with the self-manufacture of dry thermal film, including the write-off of $0.6 million of defective dry thermal film inventories, and increased research and development expenses associated with a newly introduced 1200 dpi thermal imaging device.

Acquisitions

Graphtec’s Thermal Printhead Production Assets

On September 30, 2004, we acquired the thermal printhead production assets of Graphtec for approximately $1.8 million which was paid in cash on October 1, 2004. Prior to that date, Graphtec was the only supplier of wide format thermal printheads that we use to manufacture our wide format thermal imaging equipment. We expect to manufacture printheads in Japan during the first fiscal quarter of 2005 using the assets we acquired from Graphtec and then relocate the assets to Houston, Texas. We are unable to determine at this time the associated cost of relocating the assets. If printhead sales exceed certain established levels we may owe a royalty to Graphtec annually. We are unable to determine at this date the amount of those royalties and if those royalties will be payable.

OYO-GEO Impulse International, LLC

Effective November 8, 2001, we increased our equity ownership from 44% to 85% in OYO-GEO Impulse, a Russian joint venture we formed in 1990 with Geophyspribor, Bank Vostock and Chori. Since this transaction, the financial results of OYO-GEO Impulse have been consolidated with those of OYO Geospace. At that time, Geophyspribor and Chori continued as minority shareholders of OYO-GEO Impulse.

In exchange for the additional equity ownership, we forgave a debt of $1.2 million owed to us by OYO-GEO Impulse. This debt and a related equity investment had been written-off in 1994 due to prior concerns regarding realization of those assets and, therefore, such debt and investment had no carrying value in our financial statements. In connection with this acquisition in fiscal year 2002, we recorded an extraordinary gain of $686,000, net of income taxes of $85,000. This extraordinary gain represents the negative goodwill that resulted from the acquisition of the additional equity interest of OYO-GEO Impulse.

On September 12, 2003, we purchased for $164,000 an additional 12% ownership interest in OYO-GEO Impulse from Geophyspribor thereby increasing our ownership interest to 97%. Chori continues as a 3% minority shareholder of OYO-GEO Impulse.

Based in Ufa, Bashkortostan, Russia, OYO-GEO Impulse has been in operation since 1990, manufacturing geophone sensors for the Russian seismic marketplace. At September 30, 2004, OYO-GEO Impulse operated in a 120,000 square foot facility in Ufa and employed approximately 374 people. Our seismic equipment manufacturing operation in Houston is managing the expansion of OYO-GEO Impulse’s operations to produce and sell international-standard sensors and additional seismic-related products.

Liquidity and Capital Resources

At September 30, 2004, we had $3.1 million in cash and cash equivalents. For the fiscal year ended September 30, 2004, we generated approximately $8.4 million of cash from operating activities. The cash generated by operating activities was derived from a combination of our net income of $6.0 million and $5.0 million of non-cash depreciation and amortization charges. This cash flow was offset by a $1.0 million non-cash deferred tax benefit. Other operating cash flows included increases in accrued expenses in the amount of $1.9 million primarily reflecting fiscal year 2004 accrued incentive compensation expenses. Income taxes payable increased by $0.6 million, reflecting current taxes owed on the profits of our foreign subsidiaries. Such sources of cash were offset by a $2.7 million increase in accounts and notes receivable resulting from increased sales, and a $2.5 million increase in inventories also as a result of increased sales.

For the year ended September 30, 2004, we used approximately $1.3 million of cash in investing activities. We received $1.2 million of cash proceeds from the sale of a surplus building and a vacant parcel of land. The sale of these surplus properties is an integral part of our plan to consolidate facilities and reduce operating costs. We used $2.5 million of cash for capital expenditures of which approximately $1.4 million represented improvements to our new Pinemont Facility. We estimate that our capital expenditures in fiscal year 2005 will range from $5.0 to $6.0 million, which we expect to fund through operating cash flows and borrowings under our new credit facility as needed.

For the year ended September 30, 2004, we used approximately $4.9 million of cash from financing activities, primarily for the repayment of borrowings under our prior credit facility.

At September 30, 2003, we had $0.7 million in cash and cash equivalents. For the fiscal year ended September 30, 2003, we used approximately $2.6 million of cash in operating activities principally resulting from our net loss of $2.5 million, which included a $1.0 million deferred tax benefit. In addition, we increased our inventories by $1.1 million principally for completed orders awaiting shipment and to build ample stocks of dry thermal film. We increased our prepaid expenses by $1.5 million, primarily reflecting an outstanding insurance claim for goods damaged in transit to a customer. We decreased our accounts payable by $1.2 million as a result of a decline in purchases of raw material inventories. Finally, we reduced our income taxes payable by $1.1 million primarily related to the payment of foreign income taxes. Such uses of cash were offset by a $4.3 million charge for depreciation and amortization, a $2.4 million decrease in accounts and notes receivable due to a decline in sales, and a $1.0 million decrease in accrued expenses and other items.

For the year ended September 30, 2003, we used approximately $6.2 million of cash in investing activities, principally consisting of $6.0 million of capital expenditures and a $0.2 million investment in OYO-GEO Impulse. Included in the capital expenditures is a $3.8 million investment in the new Pinemont Facility in September 2003.

For the year ended September 30, 2003, cash from financing activities increased approximately $7.9 million, consisting of $4.9 million of borrowings under our prior credit facility and $3.0 million of borrowings to purchase the Pinemont Facility.

At September 30, 2002, we had $1.5 million in cash and cash equivalents. For the fiscal year ended September 30, 2002, we generated approximately $6.5 million of cash in operating activities principally resulting from our net income of $1.1 million and adjustments of $6.0 million of net non-cash charges for depreciation, amortization and impairment charges. In addition, our inventories decreased $7.6 million principally as a result of the sale of a reservoir characterization and monitoring system to a major oil company. Such cash flows were offset by a $6.7 million increase in other working capital accounts, including an increase in accounts receivable and decreases in accounts payable, accrued expenses and deferred revenue. Approximately $3.8 million of our accounts receivable at September 30, 2002 resulted from the sale of a reservoir characterization and monitoring system to a major oil company. Such receivable was collected in monthly installments through June 2003. Accounts payable decreased $1.0 million primarily due to decreased purchases of raw materials, resulting from lower activity in our land-based seismic equipment business. The decrease in deferred revenues primarily resulted from the recognition of $4.9 million of deferred revenues in connection with the sale of the reservoir characterization and monitoring system.

For the fiscal year ended September 30, 2002, we used $5.5 million of cash and cash equivalents in investing activities, consisting of $4.7 million of capital expenditures, and a $2.3 million purchase of intellectual property from the Former Primary Film Supplier, offset by proceeds of $0.6 million from the sale of fixed assets and $0.9 million of cash we consolidated into our balance sheet in connection with the acquisition of an additional equity interest in OYO-GEO Impulse.

We used $0.5 million of cash for financing activities for the fiscal year ended September 30, 2002, reflecting net borrowings of $0.3 million under our prior credit facility, and $0.2 million for the repayment of long-term debt.

On November 22, 2004 several of our subsidiaries entered into a new credit agreement (the “New Credit Agreement”) with a bank. Under the New Credit Agreement, our borrower subsidiaries can borrow up to $15.0 million principally secured by their accounts and notes receivable and inventories. The New Credit Agreement expires on November 21, 2007. Borrowings under the New Credit Agreement are subject to borrowing base restrictions based on levels of eligible accounts receivable, notes receivable and inventories. The New Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial amounts, restricts our and the borrower subsidiaries’ ability to pay dividends and contains other covenants customary in agreements of this type. At December 6, 2004 there were borrowings of $1.9 million under the New Credit Agreement, and additional borrowings of $13.1 million available. The interest rate for borrowings under the New Credit Agreement is, at our option, a discounted prime rate or a LIBOR based rate.

Prior to entering into the New Credit Agreement, several of our subsidiaries were a party to a credit agreement (the “Previous Credit Agreement”) with a bank, and could borrow up to $10.0 million principally secured by their accounts receivable and inventories. The Previous Credit Agreement, as amended, was scheduled to expire on February 27, 2005, however this agreement was terminated on November 22, 2004 and replaced by the New Credit Agreement. Borrowings under the Previous Credit Agreement were subject to borrowing base restrictions based on levels of eligible accounts receivable and inventories. The Previous Credit Agreement limited the incurrence of additional indebtedness, required the maintenance of certain financial amounts, restricted our and the borrower subsidiaries’ ability to pay dividends and contained other covenants customary in agreements of that type. As of September 30, 2004, there were borrowings of $0.6 million outstanding under the Previous Credit Agreement, and additional borrowings available under the Previous Credit Agreement of $9.2 million. The borrowing interest rate was, at our option, the bank’s prime rate or a LIBOR based rate.

A summary of future payments owed for contractual obligations and commercial commitments as of September 30, 2004 are shown in the table below (in thousands):

	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Contractual Obligations:
Long-term debt	$6,225	$420	$917	$1,032	$3,856
Operating leases	12	9	3	—	—

Total contractual obligations	6,237	429	920	1,032	3,856

Commercial Commitments:
Lines of Credit	609	609	—	—	—

Total Contractual Obligations and Commercial Commitments	$6,846	$1,038	$920	$1,032	$3,856

We believe that the combination of existing cash reserves, cash flows from operations and borrowing availability under the New Credit Agreement should provide us sufficient capital resources and liquidity to fund our planned operations through fiscal year 2005. However, there can be no assurance that such sources of capital will be sufficient to support our capital requirements in the long-term, and we may be required to issue additional debt or equity securities in the future to meet our capital requirements. There can be no assurance we would be able to issue additional equity or debt securities in the future on terms that are acceptable to us or at all.

Off-Balance Sheet Arrangements

We do not have any obligations which meet the definition of an off-balance sheet arrangement and which have or are reasonably likely to have a current or future effect on our financial statements or the items contained therein that is material to investors.

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

Revenue is primarily derived from the sale, and short-term rental under operating leases, of seismic instruments and equipment and commercial graphics products. Sales revenues are generally recognized when our products are shipped and title and risk of loss have passed to the customer. Rental revenues are recognized as earned over the rental period. Rentals of our equipment generally range from daily rentals to rental periods of up to six months or longer. Except for certain of our reservoir characterization products, our products are generally sold without any customer acceptance provisions and our standard terms of sale do not allow customers to return products for credit. In circumstances where acceptance provisions are significant, the revenue and related profit are deferred until such time as customer acceptance occurs. Most of our products do not require installation assistance or sophisticated instruction. We offer a standard product warranty obligating us to repair or replace equipment with manufacturing defects. We maintain a reserve for future warranty costs based on historical experience or, in absence of historical experience, management estimates. We record a write-down of inventory when the cost basis of any item (including any estimated future costs to complete the manufacturing process) exceeds its net realizable value.

New Accounting Pronouncements

On November 25, 2002, the FASB issued FASB interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies (FAS 5), relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. We have implemented the disclosure requirements of this standard in our fiscal year 2004 and this disclosure has been included in Note 1 to the Consolidated Financial Statements in this Report on Form 10-K.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation and Disclosure—an amendment of FASB Statement No. 123”. This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative transition methods for a voluntary change to the fair value of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of FASB Statement No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. At September 30, 2004, we had two stock-based employee compensation plans. We account for the plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost has been reflected in our net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In March 2004, the FASB issued an exposure draft, “Share-Based Payments, an Amendment of FASB Statements No. 123 and 95,” which may eliminate the ability to account for share-based compensation transactions using APB No. 25. In October 2004, the FASB delayed the effective date of this proposed pronouncement until June 2005. We will continue to monitor the rules and statements released by the FASB in regard to how we account for stock-based employee compensation and related disclosure.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. Statement 149 amends and clarifies financial accounting and reporting of derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires a financial instrument within its scope to be classified as a liability. It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. These effective dates are not applicable to the provisions of paragraphs 9 and 10 of SFAS 150 as they apply to mandatorily redeemable noncontrolling interests, as the FASB has delayed these provisions indefinitely. Our adoption of this statement had no initial impact on our results of operations or financial position.

In December 2003, the SEC issued Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), which supercedes SAB 101, “Revenue Recognition in Financial Statements”. SAB 104’s primary purpose is to rescind accounting guidance contained within SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material effect on our financial position or our results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB 43, Chapter 4”. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This statement requires that those items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We will adopt this statement effective October 1, 2005. We are currently evaluating the effect of the adoption of this statement on our results of operations or financial position.

Forward-Looking Statements and Risks

Certain of the statements we make in this document and in documents incorporated by reference herein, including those made under the caption “Business”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in “Management’s Current Outlook”, are, or may be, forward-looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such statements include projections of our expectations regarding our future capital expenditures, research and development expenses, expansion of product lines, growth of product markets and other statements that relate to future events or circumstances. These statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied by such forward-looking statements, including the risks and factors described below. You are cautioned to consider the following factors and risks in connection with evaluating any such forward-looking statements or otherwise evaluating an investment in our company.

Management’s Current Outlook.

Our estimates as to future results and industry trends, to the extent described in this document, are generally based on assumptions regarding the future level of seismic exploration activity, seismic reservoir monitoring projects and demand for thermal imaging technologies, and in turn, their effect on the demand and pricing of our products and services. Our analysis of the market and its impact on us is based upon the following outlook for fiscal year 2005:

•	The impact of political conditions and hostilities around the world, including those of the Middle East, which may have a significant impact on the oil and gas commodity prices, will not cause a significant increase or significant decrease in demand for our seismic products during fiscal year 2005.

•	Political conditions and hostilities around the world, which have a significant impact on the oil and gas industry, will remain and present serious economic risks for our seismic business.

•	While we expect demand for our traditional seismic land and marine products to increase in 2005 due to higher oil and gas commodity prices, sales of equipment into the traditional seismic contracting industry will remain constrained because:

•	in many international markets, the supply of land and marine contract seismic services currently exceeds the international demand for such services;

•	past customer consolidations have resulted in a surplus in the availability of certain seismic equipment;

•	the supply of seismic data stored in libraries is sufficient for many of the oil and gas producing regions around the world;

•	pricing for many of our land based seismic products will continue to be subject to competitive pressures due to industry wide manufacturing over-capacity and the emergence of new suppliers in China and elsewhere; and

•	competition among seismic equipment manufacturers could further intensify as large international seismic contractors expand their internal manufacturing capabilities or form alliances with competitors.

•	In the absence of any new large-scale deepwater reservoir characterization projects, revenues from our reservoir characterization products in fiscal year 2005 are expected to remain near fiscal year 2004 levels.

•	Demand for our products used in the commercial graphics industry is expected to increase marginally in fiscal year 2005.

Our New Products May Not Achieve Market Acceptance.

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

In particular, we have incurred substantial expenditures to develop seismic products for reservoir characterization applications. For a discussion of particular factors and risks relating to projects in the reservoir characterization area, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Industry Overview” in this Report on Form 10-K. We cannot assure you that we will realize our expectations regarding market acceptance and revenues from these products and services.

A Decline in Industry Conditions Could Affect our Results.

Any unexpected material changes in oil and gas prices or other market trends that would impact seismic exploration activity would likely affect the forward-looking information contained in this document. In addition, the oil and gas industry is extremely volatile and subject to change based on political and economic factors outside our control. For instance, our results for fiscal year 2003 and results from our traditional seismic products in particular, were adversely affected by the downturn in the industry, particularly as the industry continued to limit exploration activities and to be cautious in spending notwithstanding some recent improvements in, or some relative stabilization of, oil and gas commodity prices during such period.

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

Our Credit Risks Could Increase as our Customers Continue to Face Difficult Economic Circumstances.

We believe, and have assumed, that our allowance for bad debts at September 30, 2004 is adequate in light of known circumstances. However, we cannot assure you that additional amounts attributable to uncollectible receivables and bad debt write-offs will not have a material adverse effect on our future results of operations. Many of our customers, particularly seismic contractors, have suffered in past years from lower revenues and experienced liquidity challenges resulting from the economic difficulties throughout our industry. We have in the past incurred significant write-offs in our accounts receivable due to customer credit problems. We have found it necessary from time to time to extend trade credit and promissory notes to long-term customers and others where some risks of non-payment exist. Although industry conditions have improved, some of our customers continue to experience liquidity difficulties, which increases those credit risks.

Demand for Our Products is Volatile.

Demand for our products depends primarily on the level of worldwide oil and gas exploration activity. That activity, in turn, depends primarily on prevailing oil and gas prices and availability of seismic data. Historically, the markets for oil and gas have been volatile, and those markets are likely to continue to be volatile. Oil and gas prices are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond our control. These factors include the level of consumer demand, weather conditions, domestic and foreign governmental regulations, price and availability of alternative fuels, political conditions and hostilities in the Middle East and other significant oil-producing regions, foreign supply of oil and gas, prices of foreign imports and overall economic conditions. A decline in the demand for our products could materially and adversely affect our results of operations and liquidity. For a further discussion on this, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Industry Overview”.

We Have a Relatively Small Public Float, and Our Stock Price May be Volatile.

We have approximately 2.4 million shares outstanding held by non-affiliates. This small float results in a relatively illiquid market for our common stock. Our daily trading volume during fiscal year 2004 has averaged approximately 6,700 shares. Our small float and daily trading volumes have in the past caused, and may in the future result in, greater volatility of our stock price.

Our Industry is Characterized by Rapid Technological Development and Product Obsolescence.

Our instruments and equipment are constantly undergoing rapid technological improvement. Our future success depends on our ability to continue to:

•	improve our existing product lines,

•	address the increasingly sophisticated needs of our customers,

•	maintain a reputation for technological leadership,

•	maintain market acceptance,

•	anticipate changes in technology and industry standards, and

•	respond to technological developments on a timely basis.

Current competitors or new market entrants may develop new technologies, products or standards that could render our products obsolete. We cannot assure you that we will be successful in developing and marketing, on a timely and cost effective basis, product enhancements or new products that respond to technological developments, that are accepted in the marketplace or that comply with new industry standards.

We Operate in Highly Competitive Markets.

The markets for our products are highly competitive. Many of our existing and potential competitors have substantially greater marketing, financial and technical resources than we do. Additionally, two competitors in our seismic business segment currently offer a broader range of instruments and equipment for sale than we do and market this equipment as “packaged” data acquisition systems. We do not currently offer for sale such a complete “packaged” data acquisition system. Further, certain of our competitors offer financing arrangements to customers on terms that we may not be able to match. In addition, new competitors may enter the market and competition could intensify.

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

We Have a Limited Market.

In our seismic business segment, we market our traditional products to contractors and large, independent and government-owned oil and gas companies. We estimate that, based on published industry sources, fewer than 30 seismic contracting companies are currently operating worldwide (excluding those operating in Russia and the former Soviet Union, India, the People’s Republic of China and certain Eastern European countries, where seismic data acquisition activity is difficult to verify). We estimate that fewer than ten seismic contractors are engaged in marine seismic exploration. Due to these market factors, a relatively small number of customers, some of whom are experiencing financial difficulties, have accounted for most of our sales. From time to time these seismic contractors have sought to vertically integrate and acquire our competitors, which has influenced their supplier decisions before and after such transactions. The loss of a small number of these customers could materially and adversely impact our sales.

We Cannot Be Certain of Patent Protection of Our Products.

We hold and from time to time we apply for certain patents relating to our seismic data acquisition and other products. We also acquired several patents which relate to the development of dry thermal film from our Former Primary Film Supplier. We cannot assure you that our patents will prove enforceable, that any patents will be issued for which we have applied or that competitors will not develop functionally similar technology outside the protection of any patents we have or may obtain.

Our Foreign Subsidiaries and Foreign Marketing Efforts Face Additional Risks and Difficulties.

Net sales outside the United States accounted for approximately 61.0% of our net sales during fiscal year 2004 and are again expected to represent a substantial portion of our net sales for fiscal year 2005 and subsequent years. See Note 17 to the Consolidated Financial Statements contained in this Report on Form 10-K for further information on our sales outside of the United States. Substantially all of our sales from the United States are made in U.S. dollars, but from time to time we make sales in foreign currencies and may, therefore, be subject to foreign currency fluctuations on our sales. In addition, net assets reflected on the balance sheets of our Russian, Canadian and United Kingdom subsidiaries are subject to currency fluctuations. Significant foreign currency fluctuations could adversely impact our results of operations. For further discussion on this risk see Item 7A, “Quantitive and Qualitative Disclosures about Market Risk” contained in this Report on Form 10-K.

Foreign sales are subject to special risks inherent in doing business outside of the United States, including the risk of war, terrorist activities, civil disturbances, embargo and government activities and foreign attitudes about conducting business activities with the United States or, all of which may disrupt markets. Foreign sales are also generally subject to the risk of compliance with additional laws, including tariff regulations and import and export restrictions. Sales in certain foreign countries require prior United States government approval in the form of an export license. We cannot assure you that we will not experience difficulties in connection with future foreign sales. Also, should we experience substantial growth in certain foreign markets, for example in Russia, we may not be able to transfer cash balances to the United States to assist with debt servicing or other obligations.

Our subsidiary in Russia currently does not maintain property and casualty insurance coverage for certain plant, equipment and personal property. We are evaluating the cost of obtaining minimum levels of insurance coverage for such assets.

We Rely on Key Suppliers for Significant Product Components.

On September 30, 2004, we purchased the thermal printhead production assets from Graphtec. Prior to that date, Graphtec was the only supplier of wide format thermal printheads use to manufacture our wide format thermal imaging equipment.

We currently manufacture dry thermal film which is used by our customers in the thermal imaging equipment we manufacture using the assets we acquired from Graphtec. We also purchase a large quantity of dry thermal film from our Other Film Supplier. Except for our Other Film Supplier, we know of no other source for dry thermal film that performs well in our thermal imaging equipment.

If we are unable to economically manufacture dry thermal film internally or if our Other Film Supplier were to discontinue supplying dry thermal film or were unable to supply dry thermal film in sufficient quantities to meet our requirements, our ability to compete in the thermal imaging marketplace could be severely damaged, adversely affecting our financial performance.

It may be Difficult to Integrate the Assets Purchased from Graphtec and May Result in a Failure to Realize Some of the Anticipated Potential Benefits of the Asset Purchase.

We may not be able to integrate or manage the assets purchased from Graphtec to produce the returns that we have anticipated from the manufacture of thermal printheads. Any difficulty in successfully integrating business operations resulting from the purchase of such assets could lead to a failure to realize the anticipated synergies. Our management also will be required to dedicate substantial time and effort to the integration of these assets and relocation of these assets to Houston, Texas. These efforts could divert management’s focus and resources from other strategic opportunities and operational matters.

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

Our Success Depends Upon A Limited Number of Key Personnel.

Our success depends on attracting and retaining highly skilled professionals. A number of our employees are highly skilled engineers and other professionals. If we fail to continue to attract and retain such professionals, our ability to compete in the industry could be adversely affected. In addition, our success depends to a significant extent upon the abilities and efforts of the members of our senior management.

A General Downturn in the U.S. Economy in Fiscal 2005 May Adversely Affect our Business.

A general downturn in the U.S. economy in future periods could adversely affect our business in ways that we cannot identify. Any economic downturn may adversely affect the demand for oil and gas generally or cause volatility in oil and gas prices and, therefore, adversely affect the demand for our services to the oil and gas industry and related service industry. It could also adversely affect the demand for consumer products, which could in turn adversely affect our commercial graphics business. To the extent these factors adversely affect other seismic companies in the industry, we could see an oversupply of products and services and downward pressure on pricing for seismic products and services that would also adversely affect us.

Sarbanes-Oxley Act of 2002.

In response to several high profile cases of accounting irregularities, the Sarbanes-Oxley Act of 2002 (“the Act”) was enacted into law on July 30, 2002. We are required to begin to comply with the annual requirements of Section 404 of the Act with respect to our internal controls over financial reporting effective with our fiscal year beginning October 1, 2004. The Act, and rules promulgated thereunder, as well as new NASDAQ listing standards addressing corporate governance issues, endeavor to provide greater accountability and promote investor confidence by imposing specific corporate governance requirements, by requiring more stringent controls and certifications by corporate management and by utimately imposing new auditor attestations. The Act and new NASDAQ rules affect how audit committees, corporate management and auditors of publicly traded companies carry out their respective responsibilities and interact with each other and mandate composition of audit committees by independent directors. The Act will result in higher expenses for publicly traded companies as a result of higher audit and review fees, higher legal fees, higher director fees, and higher internal costs to document, test and potentially remediate internal controls. The Act, together with the financial scandals and difficult economic environment of recent years has also led to substantially increased premiums for director and officer liability insurance. These increased expenses will affect smaller public companies, like us, disproportionately from their effects on companies with larger revenue and operating income bases with which to absorb such increased costs.

With respect to the internal controls requirement flowing from the Act, we will devote substantial efforts and incur significant expenses in fiscal year 2005 in documenting, testing and potentially remediating our internal controls system. We have hired outside experts to help us with respect to these matters. Notwithstanding our substantial efforts, the requirements of the Act as to internal controls are new and significant and, to some extent, quite burdensome, and there exists a risk that we will not be able to meet all the requirements of the Act in such regard by the end of fiscal year 2005, when we are required to report on our internal controls and provide our auditor’s opinion thereon.

We May Not Enjoy the Expected Benefits of Our Move to a New Facility and Other Internal Restructurings.

While we purchased the Pinemont Facility in 2003 to house all our existing U.S. operations and activities with the expectation of improving our efficiency and margins, we cannot assure you that our efforts will be successful or that we will enjoy the full benefit of capital and operating expenditures incurred in connection with such measures.

One of our vacant facilities, a 77,000 square foot manufacturing building in northwest Houston, is being considered for re-utilization due to our inability to further expand our manufacturing operations at the Pinemont Facility. This facility has a net book value of $4.7 million and is reflected in the accompanying balance sheet under property, plant and equipment. If we are unable to either utilize this facility or lease it to a third party, we may be required to record an impairment charge in fiscal 2005.

We have another vacant facility, a 20,000 square foot office building located in Stafford, Texas, which is being marketed for sale. We expect to sell this building in fiscal year 2005.

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

Foreign Currency Exchange Rate Risk

Until September 30, 2004, we purchased printheads from OYO Corporation, which purchased them from Graphtec, pursuant to terms under which such purchases were denominated in Japanese yen. We routinely attempted to hedge our currency exposure on these purchases by entering into foreign currency forward contracts with a bank. The purpose of entering into these forward hedge contracts was to eliminate variability of cash flows associated with foreign currency exchanges on amounts payable in Japanese yen. Our forward contracts with banks were considered derivatives. Accounting principles generally accepted in the United States require that we record these foreign currency forward contracts on the balance sheet and mark them to fair value at each reporting date. Our aggregate dollar exposure to forward yen contracts usually did not exceed $0.5 million and such contracts ordinarily were settled within 10 months. Resulting gains and losses are reflected in income and were not material for our fiscal year ended September 30, 2004. As a result of our recent acquisition of Graphtec’s thermal printhead production assets, at September 30, 2004, there were no yen denominated foreign currency forward contracts or yen-denominated accounts payable.

Foreign Currency and Operations Risk

We have a subsidiary located in Russia. Therefore, our financial results may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions in Russia or changes in Russia’s political climate. Our consolidated balance sheet at September 30, 2004 reflected approximately $2.3 million of net working capital related to our Russian subsidiary. This subsidiary both receives its income and pays its expenses primarily in rubles. To the extent that transactions of this subsidiary are settled in rubles, a devaluation of the ruble versus the U.S. dollar could reduce any contribution from our Russian subsidiary to our consolidated results of operations as reported in U.S. dollars. We do not hedge the market risk with respect to our operations in Russia; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of Russian rubles versus U.S. dollars to the extent such disruptions result in any reduced valuation of the Russian subsidiary’s net working capital or future contributions to our consolidated results of operations. Under recently passed tax legislation, we may be able to repatriate foreign earnings from Russia and elsewhere at a more attractive tax rate than had been applicable.

Foreign Currency Intercompany Accounts and Notes Receivable

From time to time, we provide access to capital to our foreign subsidiaries through U.S. dollar denominated interest bearing promissory notes. Such funds are generally used by our foreign subsidiaries to purchase capital assets and for general working capital needs. In addition, we sell products to our foreign subsidiaries in U.S. dollars on trade credit terms. Because these U.S. dollar denominated intercompany debts are accounted for in the local currency of our foreign subsidiaries, any appreciation or devaluation of such foreign currencies against the U.S. dollar will result in a gain or loss, respectively, to our consolidated statement of operations. At September 30, 2004, we had outstanding accounts and notes receivable of $1.6 million and $4,000 from our subsidiaries in Russia and Canada, respectively. There were no accounts or notes receivable due from our subsidiary in the United Kingdom.

Floating Interest Rate Risk

Our New Credit Agreement and one of our real estate mortgage agreements contains floating interest rates. These floating interest rates subject us to the risk of increased interest costs associated with any upward movements in bank market interest rates. Under the New Credit Agreement, our borrowing interest rate is a discounted prime lending rate or a LIBOR based rate, whichever we select. Similarly, under our Previous Credit Agreement, our interest rate was either the bank’s prime rate or a LIBOR based rate. Under the real estate mortgage agreement, our borrowing rate is a LIBOR based rate plus 250 basis points with a minimum rate of 4.0%. As of September 30, 2004, we had borrowed $0.6 million under our Previous Credit Agreement at a rate of 4.8% and we had borrowed $2.9 million under our real estate mortgage agreement at a rate of 4.0%. Due to the amount of borrowings outstanding under these facilities, including potential borrowings available under the New Credit Agreement, any increased interest costs associated with movements in market interest rates could be material to our financial condition, results of operation or cash flow. At September 30, 2004 based on our current level of borrowings, a 1.0% increase in interest rates would increase interest expense annually by approximately $35,000.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements, including the reports thereon, the notes thereto and supplementary data begin at page F-1 of this Form 10-K and are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Our independent public accountant has not resigned, declined to stand for reelection or been dismissed in our last two fiscal years, and we have not engaged any other independent public accountants to audit us or any of our subsidiaries during that time.

Item 9A. Controls and Procedures

As of the end of the period covered by this report, our management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could materially affect or that are reasonably likely to materially affect, internal controls over financial reporting, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 2005 Annual Meeting of Stockholders under the captions “Election of Directors”, “Executive Officers and Compensation” and “Compliance With Section 16(a) of The Securities Exchange Act of 1934” and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 2005 Annual Meeting of Stockholders under the caption “Executive Officers and Compensation” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 2005 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference as well as in Item 5, “Market for Registrants Common Equity and Related Stockholder Matters”, contained in Part II hereof.

Item 13. Certain Relationships and Related Transactions

The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 2005 Annual Meeting of Stockholders under the caption “Certain Relationships and Transactions” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 2005 Annual Meeting of Stockholders under the caption “Relationship with Independent Auditors” and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Financial Statements and Financial Statement Schedules

The financial statements and financial statement schedules listed on the accompanying Index to Financial Statements (see page F-1) are filed as part of this Form 10-K.

(b) Reports on Form 8-K

On July 28, 2003, the Company filed a current report on Form 8-K pursuant to Item 12 of Form 8-K reporting the Company earnings for the third quarter.

(c) Exhibits

Exhibit Number		Description of Documents
3.1	(a)	Restated Certificate of Incorporation of the Registrant.

3.2	(a)	Restated Bylaws of the Registrant.

10.1	(a)	Employment Agreement dated as of August 1, 1997 between the Company and Gary D. Owens.

10.2	(a)	Employment Agreement dated as of August 1, 1997 between the Company and Michael J. Sheen.

10.3	(c)	OYO Geospace Corporation 1997 Key Employee Stock Option Plan.

10.4	(d)	Amendment No. 1 to OYO Geospace Corporation 1997 Key Employee Stock Option Plan, dated February 2, 1998.

10.5	(d)	Amendment No. 2 to OYO Geospace Corporation 1997 Key Employee Stock Option Plan, dated November 16, 1998.

10.6	(c)	OYO Geospace Corporation 1997 Non-Employee Director Plan.

10.7	(a)	Printhead Purchase Agreement dated November 10, 1995 between the Company and OYO Corporation.

10.8	(a)	Master Sales Agreement dated November 10, 1995 between the Company and OYO Corporation.

10.9	(e)	Form of Director Indemnification Agreement.

10.10	(b)	Promissory Note, dated as of June 23, 1998, made by the Company payable to Ameritas Life Insurance Corp.

10.11		Business Loan Agreement dated November 22, 2004, made by and between Union Planters Bank, N.A., and Concord Technologies, LP, Geospace Technologies, LP, OYO Instruments, LP, Geospace Engineering Resources International, LP and OYOG Operations, LP.

10.12		Promissory Note dated November 22, 2004, made by Concord Technologies, LP, Geospace Technologies, LP, OYO Instruments, LP, Geospace Engineering Resources International, LP and OYOG Operations, LP for the benefit of Union Planters Bank, NA.

10.13		Guaranty Agreement dated November 22, 2004, made by and between the Company and Union Planters Bank, NA.

10.14		Guaranty Agreement dated November 22, 2004, made by and between OYOG, LLC and Union Planters Bank, NA.

10.15		Guaranty Agreement dated November 22, 2004, made by and between OYOG Limited Partner, LLC and Union Planters Bank, NA.

Exhibit Number	Description of Documents
10.16	Security Agreement dated as of November 22, 2004, between Union Planters Bank, N.A., and Concord Technologies, LP. Each of Geospace Technologies, LP, OYO Instruments, LP, Geospace Engineering Resources International, LP and OYOG Operations, LP has entered into a Security Agreement with Union Planters Bank, N.A. which is substantially identical to the Security Agreement attached as an exhibit to this Form 10-K.

10.17(i)	Deed of Trust, Security Agreement, Assignment of Rents and Financing Statement, dated September 10, 2003, by and between OYOG Operations, LP and Compass Bank.

10.18(i)	Promissory Note, dated September 10, 2003, made by OYOG Operations, LP payable to Compass Bank.

10.19(i)	Guaranty Agreement, dated September 10, 2003, by and between OYO Geospace Corporation and Compass Bank.

10.20(i)	Earnest Money Contract, dated May 27, 2003, by and between Cooper Tools, Inc. and OYOG Operations, L.P.

10.21(i)	First Amendment to Earnest Money Contract, dated July 14, 2003, by and between Cooper Tools, Inc. and OYOG Operations, LP.

10.22(i)	Second Amendment to Earnest Money Contract, dated August 14, 2003, by and between Cooper Tools, Inc. and OYOG Operations, LP.

10.23(i)	Third Amendment to Earnest Money Contract, dated August 22, 2003, by and between Cooper Tools, Inc. and OYOG Operations, LP.

14.1(i)	OYO Geospace Corporation General Code of Business Conduct and Supplemental Code of Ethics for CEO and Senior Financial Officers

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Accountants

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed September 30, 1997 (Registration No. 333-36727).
(b)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 (File No. 001-13601).
(c)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed November 5, 1997 (Registration No. 333-36727).
(d)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended September 30, 1998 (File No. 001-13601).
(e)	Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed November 18, 1997 (Registration No. 333-36727).

(f)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001 (File No. 001-13601).
(g)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2001 (File No. 001-13601).
(h)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2002 (File No. 333-36767).
(i)	Incorporated by reference to the registrants Annual Report on Form 10-K for the year ended September 30, 2003 (File No. 333-36727)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OYO GEOSPACE CORPORATION

By:	/s/ GARY D. OWENS
Gary D. Owens, Chairman of the Board President and Chief Executive Officer

December 3, 2004

Pursuant to the requirements of the Securities Exchange Act, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GARY D. OWENS Gary D. Owens	Chairman of the Board President and Chief Executive Officer (Principal Executive Officer)	December 3, 2004

/s/ THOMAS T. MCENTIRE Thomas T. McEntire	Chief Financial Officer (Principal Financial and Accounting Officer)	December 3, 2004

/s/ WILLIAM H. MOODY William H. Moody	Director	December 3, 2004

/s/ KATSUHIKO KOBAYASHI Katsuhiko Kobayashi	Director	December 3, 2004

/s/ RYUOZO OKUTO Ryuzo Okuto	Director	December 3, 2004

/s/ MICHAEL J. SHEEN Michael J. Sheen	Director	December 3, 2004

/s/ THOMAS L. DAVIS Thomas L. Davis	Director	December 3, 2004

/s/ CHARLES H. STILL Charles H. Still	Director	December 3, 2004

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of OYO Geospace Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of OYO Geospace Corporation and its subsidiaries at September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    PRICEWATERHOUSECOOPERS LLP

Houston, Texas

December 3, 2004

OYO Geospace Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share amounts)

	AS OF SEPTEMBER 30,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$3,139	$671
Trade accounts receivable, net of allowance of $689 and $478	10,849	7,849
Notes receivable, net of allowance of $0	1,978	2,129
Inventories, net	25,406	22,929
Deferred income tax	1,567	1,233
Prepaid expenses and other	2,494	2,739

Total current assets	45,433	37,550

Rental equipment, net	1,916	2,175
Property, plant and equipment, net	21,421	22,379
Patents, net of accumulated amortization of $2,727 and $2,153	3,127	3,861
Goodwill, net of accumulated amortization of $921	1,843	1,843
Deferred income tax	2,700	1,869
Other assets	1,354	1,758

Total assets	$77,794	$71,435

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$1,029	$5,889
Accounts payable:
Trade	4,876	2,418
Related parties	—	383
Accrued expenses and other	5,838	3,758
Deferred revenue	316	138
Income tax payable	585	27

Total current liabilities	12,644	12,613
Long-term debt	5,805	6,232

Total liabilities	18,449	18,845

Minority interest in consolidated subsidiary	145	119

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 5,588,160 and 5,554,874 shares issued and outstanding	56	56
Additional paid-in capital	31,115	30,636
Retained earnings	27,752	21,799
Accumulated other comprehensive income (loss)	277	(16)
Unearned compensation-restricted stock awards	—	(4)

Total stockholders’ equity	59,200	52,471

Total liabilities and stockholders’ equity	$77,794	$71,435

The accompanying notes are an integral part of the consolidated financial statements.

OYO Geospace Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	YEAR ENDED SEPTEMBER 30,
	2004	2003	2002
Net sales	$63,538	$50,854	$65,049
Cost of sales	40,787	38,337	46,484

Gross profit	22,751	12,517	18,565

Operating expenses:
Selling, general and administrative expenses	12,086	11,273	11,538
Research and development expenses	4,794	5,226	5,347
Impairment of assets	—	—	1,246

Total operating expenses	16,880	16,499	18,131

Income (loss) from operations	5,871	(3,982)	434

Other income (expense):
Interest expense	(419)	(464)	(666)
Interest income	268	329	177
Other, net	212	204	(281)

Total other income (expense), net	61	69	(770)

Income (loss) before income taxes, minority interest and extraordinary gain	5,932	(3,913)	(336)
Income tax benefit	(47)	(1,399)	(857)

Income (loss) before minority interest, and extraordinary gain	5,979	(2,514)	521
Minority interest	(26)	(19)	(88)

Income (loss) before extraordinary gain	5,953	(2,533)	433
Extraordinary gain, net of tax of $85	—	—	686

Net income (loss)	$5,953	$(2,533)	$1,119

Basic earnings (loss) per share:
Income (loss) before extraordinary gain	$1.07	$(0.46)	$0.08
Extraordinary gain	—	—	0.12

Net income (loss)	$1.07	$(0.46)	$0.20

Diluted earnings (loss) per share:
Income (loss) before extraordinary gain	$1.05	$(0.46)	$0.08
Extraordinary gain	—	—	0.12

Net income (loss)	$1.05	$(0.46)	$0.20

Weighted average shares outstanding:
Basic	5,573,611	5,550,216	5,535,979

Diluted	5,684,853	5,550,216	5,547,774

The accompanying notes are an integral part of the consolidated financial statements.

OYO Geospace Corporation and Subsidiaries

Consolidated Statement of Stockholders’ Equity

For the years ended September 30, 2004, 2003 and 2002

(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation— Restricted Stock Awards	Total
	Shares	Amount
Balance at September 30, 2001	5,538,580	$55	$30,530	$23,213	$(865)	$(142)	$52,791
Comprehensive income:
Net income	—	—	—	1,119	—	—	1,119
Foreign currency translation Adjustments	—	—	—	—	46	—	46

Total comprehensive income							1,165
Issuance of common stock pursuant to Director Plan	1,890	—	25	—	—	—	25
Termination of restricted stock grants	(1,000)	—	(8)	—	—	8	—
Issuance of common stock pursuant to exercise of options, net of tax	7,325	—	19	—	—	—	19
Unearned compensation amortization	—	—	—	—	—	129	129

Balance at September 30, 2002	5,546,795	55	30,566	24,332	(819)	(5)	54,129
Comprehensive income:
Net loss	—	—	—	(2,533)	—	—	(2,533)
Foreign currency translation Adjustments	—	—	—	—	803	—	803

Total comprehensive loss							(1,730)
Issuance of common stock pursuant to Director Plan	3,604	1	25	—	—	—	26
Issuance of common stock pursuant to exercise of options, net of tax	4,475	—	45	—	—	—	45
Unearned compensation amortization	—	—	—	—	—	1	1

Balance at September 30, 2003	5,554,874	56	30,636	21,799	(16)	(4)	52,471
Comprehensive income:
Net income	—	—	—	5,953	—	—	5,953
Foreign currency translation Adjustments	—	—	—	—	293	—	293

Total comprehensive income							6,246
Issuance of common stock pursuant to Director Plan	2,121	—	38	—	—	—	38
Termination of restricted stock grants	(250)	—	(4)	—	—	—	(4)
Issuance of common stock pursuant to exercise of options, net of tax	31,415	—	445	—	—	—	445
Unearned compensation amortization	—	—	—	—	—	4	4

Balance at September 30, 2004	5,588,160	$56	$31,115	$27,752	$277	$—	$59,200

The accompanying notes are an integral part of the consolidated financial statements.

OYO Geospace Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	YEAR ENDED SEPTEMBER 30,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$5,953	$(2,533)	$1,119
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax benefit	(1,013)	(1,036)	(1,381)
Depreciation	4,223	3,565	3,938
Amortization	739	702	649
Stock-based compensation	4	1	137
Impairment of assets	—	—	1,246
Extraordinary gain, net of tax	—	—	(686)
Minority interest	26	20	88
(Gain) loss on disposal of property, plant and equipment	(156)	22	192
Bad debt expense	145	229	146
Effects of changes in operating assets and liabilities:
Trade accounts and notes receivable	(2,691)	2,377	(626)
Inventories	(2,525)	(1,128)	7,622
Prepaid expenses and other assets	377	(1,478)	262
Accounts payable	636	(1,246)	(1,030)
Accrued expenses and other	1,923	(995)	(658)
Deferred revenue	178	(8)	(4,713)
Income tax payable	559	(1,094)	241

Net cash provided by (used in) operating activities	8,378	(2,602)	6,546

Cash flows from investing activities:
Proceeds from the sale of property, plant and equipment	1,241	33	616
Capital expenditures	(2,506)	(6,045)	(4,729)
Purchase of intangible assets	—	—	(2,267)
Business acquisitions, net of cash acquired	—	(164)	913

Net cash used in investing activities	(1,265)	(6,176)	(5,467)

Cash flows from financing activities:
Increase in notes payable to banks	14,163	32,570	29,266
Principal payments on notes payable to banks	(19,449)	(24,706)	(29,812)
Proceeds from exercise of stock options	400	39	77

Net cash provided by (used in) financing activities	(4,886)	7,903	(469)

Effect of exchange rate changes on cash	241	8	46

Increase (decrease) in cash and cash equivalents	2,468	(867)	656
Cash and cash equivalents, beginning of period	671	1,538	882

Cash and cash equivalents, end of period	$3,139	$671	$1,538

The accompanying notes are an integral part of the consolidated financial statements.

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies:

The Company

OYO Geospace Corporation (“OYO”) designs, manufactures and distributes instruments and equipment used primarily in the acquisition and processing of seismic data for the oil and gas industry. OYO also manufactures and distributes thermal imaging equipment and dry thermal film products to the commercial graphics industry. As of September 30, 2004, OYO Corporation U.S.A. (“OYO USA”) owned approximately 51.0% of OYO’s common stock. OYO USA is a wholly owned subsidiary of OYO Corporation, a Japanese corporation (“OYO Japan”).

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company considers many factors in selecting appropriate operational and financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. The Company continually evaluates its estimates, including those related to bad debt reserves, inventory obsolescence reserves, self-insurance reserves, product warranty reserves, long-lived assets, intangible assets and deferred income tax assets. The Company bases its estimates on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different conditions or assumptions.

Cash and Cash Equivalents

The Company considers all highly liquid debt securities purchased with an original or remaining maturity at the time of purchase of three months or less to be cash equivalents. As of September 30, 2004 and 2003, the Company included bank overdrafts of $0.5 million and $0.1 million, respectively in accounts payable.

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts that, at times, exceed federally insured limits. Management believes that the financial strength of the financial institutions holding such deposits minimizes the credit risk of such deposits. The Company anticipates that the existing cash balance as of September 30, 2004, cash flows from operations and borrowing availability under a new credit facility will provide adequate cash flows and liquidity for fiscal year 2005. Management expects that the liquidity from such amounts and cash flows from operations in fiscal year 2005 will satisfy the capital expenditures, scheduled debt payments, and operational budgets of the Company for the upcoming year.

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

The Company has a subsidiary located in Russia. Therefore, the Company’s financial results may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions in Russia or changes in Russia’s political climate. The Company’s consolidated balance sheet at September 30, 2004 reflected approximately $2.3 million of net working capital related to its Russian subsidiary. This subsidiary both receives its income and pays its expenses primarily in rubles. To the extent that transactions of this subsidiary are settled in rubles, a devaluation of the ruble versus the U.S. dollar could reduce any contribution from the Company’s Russian subsidiary to its consolidated results of operations as reported in U.S. dollars. The Company does not hedge the market risk with respect to its operations in Russia; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of Russian rubles versus U.S. dollars to the extent such disruptions result in any reduced valuation of the Russian subsidiary’s net working capital or future contributions to its consolidated results of operations.

Inventories

The Company records a write-down of its inventory when the cost basis of any manufactured product, including any estimated future costs to complete the manufacturing process, exceeds its net realizable value. Inventories are stated at the lower of cost (as determined by the first-in, first-out method) or market value.

Prepaid Expenses and Other Assets

Prepaid expenses and other current assets includes prepayments for insurance and inventory purchases, assets held for sale, manufacturing supplies and other current assets. At September 30, 2004 the Company had surplus land and building held for sale with a net book value of $1.1 million.

Property, Plant and Equipment and Rental Equipment

Property, plant and equipment and rental equipment are stated at cost. Depreciation expense is calculated using the straight-line method over the following estimated useful lives:

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

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Patents

Patents are amortized over the life of the patent or the estimated life of the patent, whichever is shorter. Intellectual property is being amortized using the straight-line method over five years. Patent amortization expense was approximately $0.2 million during fiscal years 2004, 2003 and 2002. Intellectual property amortization expense was approximately $0.5 million, $0.4 million, and $0.2 million during fiscal years 2004, 2003 and 2002, respectively. The estimated amortization for the five succeeding years is approximately $0.7 million, $ 0.7 million, $0.5 million, $0.2 million and $0.2 million for the years ended September 30, 2005, 2006, 2007, 2008, and 2009, respectively.

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

Goodwill

Goodwill represents the excess of the purchase price of purchased businesses over the estimated fair value of the acquired business’ net assets. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment. Intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives; however, no maximum life applies. The Company adopted the provisions of SFAS 142 effective October 1, 2002. In accordance with the provisions of SFAS 142, the Company no longer records goodwill amortization expense. Adoption of SFAS 142 resulted in a $165,000 reduction of amortization expense for the fiscal years ended September 30, 2004 and September 30, 2003. The Company will continue to review the carrying value of goodwill and other long-lived assets to determine whether there has been an impairment since the date of acquisition. There was no impairment recognized upon the adoption of SFAS 142. The Company’s goodwill is related to prior acquisitions of manufacturers of seismic connector products.

Other Assets

Other assets includes $1.0 million of long-term notes receivable. Monthly payments are scheduled to be received by the Company over the next two years.

Revenue Recognition

Revenue is primarily derived from the sale, and short-term rental under operating leases, of seismic instruments and equipment and commercial graphics products. Sales revenues are generally recognized when the Company’s products are shipped and title and risk of loss have passed to the customer. Rental revenues are recognized as earned over the rental period. Rentals of the Company’s equipment generally range from daily rentals to rental periods of up to six months or longer. Except for certain reservoir characterization products, the Company’s products are generally sold without any customer acceptance provisions and the Company’s standard terms of sale do not allow customers to return products for credit. In circumstances where acceptance provisions are significant, the revenue and related profit are deferred until such time as customer acceptance occurs. Most of the Company’s products do not require installation assistance from the Company or sophisticated instruction.

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

Product Warranties

The Company offers a standard product warranty obligating it to repair or replace equipment with manufacturing defects. The Company maintains a reserve for future warranty costs based on historical experience or, in the absence of historical product experience, management’s estimates. Changes in the warranty reserve are contained in the following table (in thousands):

Balance at the beginning of the period (October 1, 2003)	$877
Accruals for warranties issued during the period	484
Accruals related to pre-existing warranties (including changes in estimates)	(476)
Settlements made (in cash or in kind) during the period	24

Balance at the end of the period (September 30, 2004)	$909

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

Derivatives

The Company records all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or for forecasted transactions, deferred and recorded as a component of accumulated other

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

comprehensive income until the hedged transactions occur and are recognized in earnings. Until September 30, 2004, the Company purchased printheads from OYO Japan whereby such purchases were denominated in Japanese yen. The Company routinely attempted to hedge its currency exposure on these purchases by entering into foreign currency forward contracts with a bank. The purpose of entering into these forward hedge contracts was to eliminate variability of cash flows associated with foreign currency exchange rates on amounts payable in Japanese yen. The Company’s forward contracts with the bank were considered derivatives. The Company has recorded these foreign currency forward contracts on the balance sheet and marked them to fair value at each reporting date. Resulting gains and losses are reflected in other income and deductions within the accompanying consolidated financials and were not material for the fiscal years ended September 30, 2004, 2003 and 2002. At September 30, 2004, the Company had no yen-denominated foreign currency forward contracts or yen-denominated accounts payable.

Shipping and Handling Costs

Amounts billed to a customer in a sales transaction related to reimbursable shipping and handling costs are included in revenues and the associated costs incurred by the Company for reimbursable shipping and handling costs are reported as an expense in cost of sales.

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

Recent Accounting Pronouncements

On November 25, 2002, the FASB issued FASB interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies (FAS 5), relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The Company is implementing the disclosure requirements of this standard the Company’s fiscal year 2004.

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation and Disclosure—an amendment of FASB Statement No. 123”. This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative transition methods for a voluntary change to the fair value of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of FASB Statement No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. At September 30, 2004, the Company had two stock-based employee compensation plans. The Company accounts for the plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost has been reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year Ended
	September 30, 2004	September 30, 2003	September 30, 2002
Net income (loss), as reported	$5,953	$(2,533)	$1,119
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(466)	(443)	(428)

Pro forma income (loss)	$5,487	$(2,976)	$691

Earnings (loss) per share:
Basic-as reported	$1.07	$(0.46)	$0.20
Basic-pro forma	$0.98	$(0.54)	$0.12

Diluted-as reported	$1.05	$(0.46)	$0.20
Diluted-pro forma	$0.97	$(0.54)	$0.12

In March 2004, the FASB issued an exposure draft, “Share-Based Payments, an Amendment of FASB Statements No. 123 and 95”, which may eliminate the ability to account for share-based compensation transactions using APB No. 25. In October 2004, the FASB delayed the effective date of this proposed pronouncement until June 2005. The Company will continue to monitor the rules and statements released by the FASB in regard to how the Company accounts for stock-based employee compensation and related disclosure.

For a further discussion of the Company’s stock-based employee compensation plans, see Note 11 to the Consolidated Financial Statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. Statement 149 amends and clarifies financial accounting and reporting of derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” This statement establishes standards for how an issuer classifies

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

and measures certain financial instruments with characteristics of both liabilities and equity. It requires a financial instrument within its scope to be classified as a liability. It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. These effective dates are not applicable to the provisions of paragraphs 9 and 10 of SFAS 150 as they apply to mandatorily redeemable noncontrolling interests, as the FASB has delayed these provisions indefinitely. The adoption of this statement had no initial impact on the Company’s results of operations or financial position.

In December 2003, the SEC issued Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), which supercedes SAB 101, “Revenue Recognition in Financial Statements”. SAB 104’s primary purpose is to rescind accounting guidance contained within SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material effect on the Company’s financial position or the Company’s results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB 43, Chapter 4”. This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This statement requires that those items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company will adopt this statement, effective October 1, 2005. The Company is currently evaluating the effect of the adoption of this statement on the Company’s results of operations or financial position.

2. Acquisitions:

Effective November 8, 2001, the Company increased its equity ownership from 44% to 85% in OYO-GEO Impulse International, LLC (“OYO-GEO Impulse”), a Russian joint venture formed in 1990 with Geophyspribor Ufa Production Association (“Geophyspribor”), Bank Vostock and Chori Co., Ltd. (“Chori”). Since this transaction, the financial results of OYO-GEO Impulse have been consolidated with those of OYO Geospace. At that time, Geophyspribor and Chori Co., Ltd. continued as minority shareholders of OYO-GEO Impulse.

In exchange for the additional equity ownership, the Company forgave a debt of $1.2 million owed to it by OYO-GEO Impulse. This debt and a related equity investment had been written-off in 1994 due to prior concerns regarding realization of those assets and, therefore, such debt and investment had no carrying value in the Company’s financial statements. In connection with this acquisition, in fiscal year 2002, the Company recorded an extraordinary gain of $686,000, net of income taxes of $85,000. This extraordinary gain represents the negative goodwill that resulted from the acquisition of the additional equity interest of OYO-GEO Impulse.

On September 12, 2003, the Company purchased for $164,000 an additional 12% ownership interest in OYO-GEO Impulse from Geophyspribor, thereby increasing its ownership interest to 97%. Chori continues as a 3% minority shareholder of OYO-GEO Impulse.

Based in Ufa, Bashkortostan, Russia, OYO-GEO Impulse has been in operation since 1990, manufacturing geophone sensors for the Russian seismic marketplace. At September 30, 2004, OYO-GEO Impulse operated in a 120,000 square foot facility in Ufa and employed approximately 374 people. The Company’s seismic equipment manufacturing subsidiary in Houston is managing the expansion of OYO-GEO Impulse’s operations to produce and sell international-standard sensors and additional seismic related products.

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The allocation of the purchase price of the fiscal year 2002 acquisition of OYO-GEO Impulse, including related direct costs, and a reconciliation of the purchase price to the cash used for the acquisition is as follows (in thousands):

Fair values of assets and liabilities:
Net current assets, excluding cash acquired	$1,134
Net current liabilities	(1,186)
Minority interest	(175)
Negative goodwill	(686)

Cash provided by business acquisition	$(913)

On September 30, 2004, the Company acquired the thermal printhead production assets of Graphtec Corporation located in Yokohama, Japan, (“Graphtec”) for approximately $1.8 million which was paid in cash on October 1, 2004. Prior to that date, Graphtec was the only supplier of wide format thermal printheads that the Company used to manufacture its wide format thermal imaging equipment. If printhead sales exceed certain established levels the Company may owe a royalty to Graphtec annually. The Company is unable to determine at this date the amount of those royalties and if those royalties will be payable.

The consolidated results of operations of the Company include the results of OYO-GEO Impulse from the date of acquisition. The revenues and net income of OYO-GEO Impulse prior to the acquisition date was not material to the Company’s consolidated results of operations and, therefore, no proforma consolidated results of operations as if the acquisition had occurred at the beginning of the year has been presented.

3. Inventories:

Inventories consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2004	2003
Finished goods	$5,471	$4,900
Work in progress	3,940	3,241
Raw materials	17,627	15,841
Obsolescence reserve	(1,632)	(1,053)

	$25,406	$22,929

Inventory obsolescence expense was approximately $0.7 million, $0.2 million and $1.0 million during fiscal years 2004, 2003 and 2002, respectively.

4. Notes Receivable:

At September 30, 2004 and 2003, the Company had outstanding notes receivable from customers in the amount of $2.9 million (including $1.0 million classified as long-term) and $3.4 million (including $1.3 million classified as long-term), respectively. The notes receivable outstanding at September 30, 2004 bear interest at rates up to 10.0% and are collectible in monthly installments through September 2006. At September 30, 2004 and 2003, there was no allowance for doubtful accounts deemed necessary for the Company’s notes receivable. The Company’s annual maturities of notes receivable will be approximately $2.0 million, $0.9 million and $0.1 million in fiscal years ended September 30, 2005, 2006, and 2007, respectively.

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

5. Rental Equipment:

Rental equipment consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2004	2003
Rental equipment, primarily geophones and related products	$10,073	$8,198
Less accumulated depreciation	(8,157)	(6,023)

	$1,916	$2,175

Rental equipment depreciation expense was $2.1 million, $0.8 million and $1.0 million in fiscal years 2004, 2003 and 2002, respectively.

6. Property, Plant and Equipment:

Property, plant and equipment consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2004	2003
Land	$3,209	$3,366
Buildings	11,519	12,205
Machinery and equipment	18,849	17,872
Furniture and fixtures	1,352	1,580
Transportation equipment	152	212
Tools and molds	1,665	1,679
Leasehold improvements	4	943
Construction in progress	46	418

	36,796	38,275
Accumulated depreciation	(15,375)	(15,896)

	$21,421	$22,379

Property, plant and equipment depreciation expense was $2.1 million, $2.8 million and $3.0 million in fiscal years 2004, 2003 and 2002, respectively. The Company had fully depreciated assets of $7.6 million and $7.7 million in use at September 30, 2004 and 2003, respectively. On September 30, 2004, the Company purchased for $1.4 million certain thermal printhead production fixed assets from Graphtec with an estimated useful life of 5 years.

In September 2003, the Company purchased a facility located at 7007 Pinemont Drive in Houston, Texas (the “Pinemont Facility”) having 208,000 square feet, which houses the Company’s headquarters and all U.S. manufacturing, engineering, selling, marketing, and administrative activities. The Pinemont Facility was purchased at a cost of $3.8 million, $3.0 million of which was financed by a 7-year promissory note and secured by a mortgage on the property. The Pinemont Facility consolidated into one location all manufacturing, engineering, selling, marketing and administrative activities for the Company in the United States. The Pinemont Facility also serves as the Company’s headquarters. This consolidation was a critical element in the Company’s strategic restructuring initiative aimed at making its operations more efficient in the face of continuing pricing pressure on the Company’s traditional seismic businesses. At September 30, 2004, the Company was seeking to sell a facility in Stafford, Texas having a carrying value of $1.1 million. The Company

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

has another vacant facility located in Houston, Texas having a net book value of $4.7 million which the Company expects to use in its operations. If the Company does not use this property, it may need to record an impairment charge if it is unable to lease the property to a third party.

7. Other Assets:

In April 2002, the Company purchased for $2.3 million certain intellectual property rights from the Company’s then primary supplier of dry thermal film (the “Former Primary Film Supplier”). Such purchase gave the Company exclusive ownership of all technology used by the Former Primary Film Supplier to manufacture dry thermal film used in the thermal imaging equipment the Company manufactures. Such purchase included technology then existing and any dry thermal film technology thereafter developed by the Former Primary Film Supplier for use in the Company’s equipment. The Company also entered into an amended supply agreement pursuant to which the Former Primary Film Supplier agreed to provide the Company with the dry thermal film. In connection with the purchase, the Company agreed to license the technology to the Former Primary Film Supplier on a perpetual basis so long as it could meet predefined quality and delivery requirements. If the Former Primary Film Supplier could not meet such requirements, the agreement provided the Company with the right to use the technology itself or to license the technology to any third party to manufacture dry thermal film.

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

Shortly thereafter, the Former Primary Film Supplier ceased providing the Company with dry thermal film. As a result, the Company is currently purchasing a large quantity of dry thermal film from an alternative film supplier (the “Other Film Supplier”), and the Company is using the technology it purchased from the Former Primary Film Supplier to manufacture dry thermal film internally.

As a result of the bankruptcy filing by the Former Primary Film Supplier, the Company recorded a $1.2 million charge in its third quarter of fiscal year 2002 due to the ultimate uncertainty of realization of value on certain assets, particularly certain prepaid purchase benefits and other benefits under the amended supply contract with the Former Primary Film Supplier. The Company does not believe there has been any impairment in the value of the intellectual property it acquired from the Former Primary Film Supplier because of the Company’s ability to utilize the intellectual property to have thermal film manufactured either internally or elsewhere.

On December 10, 2002, the Company received a notice of claim, in connection with the Former Primary Film Supplier’s bankruptcy, for alleged preferential payments made by the Former Primary Film Supplier to it in the period before filing of the bankruptcy proceeding in the approximate amount of $259,000. On July 7, 2004, an amended claim was filed against the Company and the amount of the alleged preferential payments made by the Former Primary Film Supplier was increased to approximately $895,000. The Company intends to vigorously defend against such claim under the overall circumstances of its relationship with the Former Primary Film Supplier. At present the Company does not know whether it will make any claims against the Former Primary Film Supplier and the Company is unable to predict whether any additional claims will be made against it in connection with the Former Primary Film Supplier’s bankruptcy proceeding as to any aspect of the Company’s relationship with such Former Primary Film Supplier. The Company is unable at this time to predict the outcome and effects of this situation. The Company had, nevertheless, made a provision for the initial claim made by the Former Primary Film Supplier and the Company believes that such provision is adequate at this time, although the Company is unable to make such predictions with any certainty.

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

8. Notes Payable and Long-Term Debt:

Notes payable and long-term debt consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2004	2003
Mortgage note payable, due in monthly installments of $31 with interest at 7.0% through January 2014, collateralized by certain land and building having a net book value of $4.7 million	$2,582	$2,771
Mortgage note payable, due in monthly installments of $9 with interest at 7.6% through July 2013, collateralized by certain land and building having a net book value of $1.1 million	718	773
Mortgage note payable, due in monthly installments of $10 with interest at 4.0% through September 2010, with remaining principal and interest due September 2010, collateralized by certain land and building having a net book value of $5.0 million	2,925	3,040
OYO-GEO Impulse note payable, with interest at 18.0%, due December 2003	—	113
Working capital line of credit	609	5,424

	6,834	12,121
Less current portion	(1,029)	(5,889)

	$5,805	$6,232

On November 22, 2004, several of the Company’s subsidiaries entered into a new credit agreement (the “New Credit Agreement”) with a bank. Under the New Credit Agreement, the Company’s borrower subsidiaries can borrow up to $15.0 million secured principally by their accounts and notes receivable and inventories. The New Credit Agreement expires on November 21, 2007. Borrowings under the New Credit Agreement are subject to borrowing base restrictions based on levels of eligible accounts receivable, notes receivable and inventories. The New Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial amounts, restricts the Company’s and the borrower subsidiaries’ ability to pay dividends and contains other covenants customary in agreements of this type. At December 6, 2004 there were borrowings of $1.9 million under the New Credit Agreement, and additional borrowings available of $13.1 million. The interest rate for borrowing under the New Credit Agreement is, at the Company’s option, a discounted prime rate or a LIBOR based rate.

Prior to entering in to the New Credit Agreement, several of the Company’s subsidiaries were a party to a credit agreement (the “Previous Credit Agreement”) with a bank, and could borrow up to $10.0 million secured principally by the subsidiaries’ accounts receivable and inventories. The Previous Credit Agreement, as amended, was scheduled to expire on February 27, 2005, however this agreement was terminated on November 22, 2004 and replaced by the New Credit Agreement. Borrowings under the Previous Credit Agreement were subject to borrowing base restrictions based on levels of eligible accounts receivable and inventories. The Previous Credit Agreement limited the incurrence of additional indebtedness, required the maintenance of certain financial amounts, restricted the Company’s and the borrower subsidiaries’ ability to pay dividends and contained other covenants customary in agreements of this type. As of September 30, 2004, there were borrowings of $0.6 million outstanding under the Previous Credit Agreement, and additional borrowings available under the Previous Credit Agreement of $9.2 million. The Company’s borrowing interest rate was, at its option, the bank’s prime rate or a LIBOR based rate.

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The Company anticipates that the existing cash balance as of September 30, 2004, cash flows from operations and borrowing availability under its New Credit Agreement will satisfy the capital expenditures, scheduled debt payments, and operational budgets of the Company for the upcoming fiscal year.

The Company’s long-term debt will mature as follows (in thousands):

YEAR ENDING SEPTEMBER 30,
2005	$1,029
2006	445
2007	472
2008	500
2009	531
Thereafter	3,857

$6,834

9. Accrued Expenses and Other:

Accrued expenses consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2004	2003
Employee bonuses	$1,180	$17
Product warranty	909	877
Compensated absences	585	544
Legal and professional fees	248	308
Payroll	468	312
Property taxes	749	723
Medical claims	200	225
Other	1,499	752

Accrued expenses and other	$5,838	$3,758

The Company is self-insured for certain losses related to employee medical claims. The Company has purchased stop-loss coverage for individual claims in excess of $75,000 per claimant per year in order to limit its exposure to any significant levels of employee medical claims. Self-insured losses are accrued based on the Company’s historical experience and on estimates of aggregate liability for uninsured claims incurred using certain actuarial assumptions followed in the insurance industry.

10. Employee Benefits:

The Company’s employees are participants in the OYO Geospace Corporation Employee’s 401(k) Retirement Plan (the “Plan”), which covers substantially all eligible employees in the United States. The Plan is a qualified salary reduction plan in which all eligible participants may elect to have a percentage of their compensation contributed to the Plan, subject to certain guidelines issued by the Internal Revenue Service. The Company’s share of discretionary matching contributions was approximately $0.3 million in each of fiscal years 2004, 2003 and 2002.

The Company’s stock incentive plans in which employees may participate are discussed in Note 11 in these Consolidated Financial Statements.

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

11. Stockholders’ Equity:

In September 1997, the board of directors and stockholders approved the 1997 Key Employee Stock Option Plan (the “Employee Plan”), and, following an amendment thereto, reserved an aggregate of 875,000 shares of common stock for issuance thereunder. In November 1997, the board of directors and stockholders approved the Company’s 1997 Non-Employee Director Plan (the “Director Plan”) and reserved an aggregate of 75,000 shares of common stock for issuance thereunder. At September 30, 2004, the shares of common stock available for grant under the Employee Plan and Director Plan were 55,400 and 309, respectively.

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

Effective November 5, 1999, the board of directors approved the OYO Geospace Corporation 1999 Broad-Based Option Plan (the “Broad-Based Plan”) and reserved an aggregate of 50,000 shares for issuance there under. Under the Broad-Based Plan, the Company is authorized to issue to all employees (except executive officers and employee directors) nonqualified stock options to purchase common stock of the Company. These options have a term not to exceed ten years. The exercise price of any broad-based option may not be less than the fair market value of the common stock on the date of grant. These options vest over a one-year period commencing on the date of grant. There were 17,400 shares available for grant under this plan at September 30, 2004.

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

A summary of the activity with respect to stock options is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at October 1, 2001	558,525	15.43
Granted	34,000	12.73
Exercised	(7,425)	10.61
Forfeited	(28,125)	15.66
Expired	—	—

Outstanding at September 30, 2002	556,975	15.32
Granted	227,500	7.54
Exercised	(4,475)	8.87
Forfeited	(50,700)	15.89
Expired	—	—

Outstanding at September 30, 2003	729,300	12.89
Granted	15,450	16.93
Exercised	(31,415)	12.74
Forfeited	(9,575)	12.35
Expired	—	—

Outstanding at September 30, 2004	703,760	12.98

The following table summarizes information about stock options outstanding and exercisable at September 30, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Term (in years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 6.81 to $13.49	284,160	7.8	$8.04	117,256	$8.55
$13.50 to $19.99	394,700	4.8	15.72	379,563	15.66
$20.00 to $27.63	24,900	4.9	25.86	24,150	25.98

	703,760	6.0	12.98	520,969	14.54

As partial compensation for services of its outside directors, the Company issued 2,121 shares, 3,604 shares and 1,890 shares of common stock to directors during fiscal years 2004, 2003 and 2002, respectively.

The amortization of unearned compensation related to stock-based employee compensation included in the consolidated results of operations was $4,000, $1,000 and $0.1 million for each of fiscal years 2004, 2003 and 2002, respectively, pursuant to the provisions of APB 25. Unearned compensation included in stockholders’ equity related to unlapsed restrictions on grants of restricted stock was approximately $0, $4,000 and $5,000 as of September 30, 2004, 2003, and 2002 respectively.

Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) requires that stock-based awards be measured and recognized at fair value. Adoption of the cost recognition provisions of SFAS 123 with respect to stock-based awards to employees is optional and the Company decided not to elect those provisions. As a result, the Company continues to apply APB 25 and related

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

interpretations in accounting for the measurement and recognition of its employee stock-based awards. However, the Company is required to provide pro forma disclosure as if the cost recognition provisions under the fair value method of SFAS 123 had been adopted. Under SFAS 123, compensation cost is measured at the grant date based on the fair value of the awards and is recognized over the service period, which is usually the vesting period. The fair value of options granted during the fiscal years ended September 30, 2004, 2003 and 2002 were estimated using the Black-Scholes option-pricing model with a dividend yield of zero for each of the three years. This estimation assumed risk-free interest rates of 4.5%, 4.2% and 3.8%; and expected volatility of 65%, 65% and 54%; with an expected option term of 5 years for 2004, 2003 and 2002, respectively.

The weighted average fair values per share of stock-based award grants were as follows:

	YEAR ENDED SEPTEMBER 30,
	2004	2003	2002
Options	$17.19	$7.54	$6.44
Director’s common stock	17.68	6.94	13.73

The pro forma disclosures as if the Company had adopted the cost recognition requirements of SFAS 123 are presented below (in thousands, except per share amounts):

	YEAR ENDED SEPTEMBER 30,
	2004	2003	2002
Net income (loss):
As reported	$5,953	$(2,533)	$1,119
Pro forma	5,487	(2,976)	691
Basic earnings (loss) per common share:
As reported	$1.07	$(0.46)	$0.20
Pro forma	0.98	(0.54)	0.12
Diluted earnings (loss) per common share:
As reported	$1.05	$(0.46)	$0.20
Pro forma	0.97	(0.54)	0.12

The effects of applying SFAS 123 in the above pro forma disclosure are not indicative of future amounts since the Company anticipates making awards in the future under the Employee Plan and Director Plan.

12. Income Taxes:

Components of income (loss) before income taxes, minority interest and extraordinary gain were as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2004	2003	2002
United States	$2,622	$(4,334)	$(1,642)
Foreign	3,310	421	1,306

	$5,932	$(3,913)	$(336)

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The provision (benefit) for income taxes consisted of the following (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2004	2003	2002
Current:
Federal	$82	$(345)	$(169)
Foreign	879	(28)	769
State	5	10	(76)

	966	(363)	524

Deferred:
Federal	(890)	(1,198)	(1,430)
Foreign	(123)	162	49
State	—	—	—

	(1,013)	(1,036)	(1,381)

	$(47)	$(1,399)	$(857)

The differences between the effective tax rate reflected in the total provision (benefit) for income taxes and the statutory federal tax rate of 34% were as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2004	2003	2002
Provision for U.S. federal income tax at statutory rate	$2,017	$(1,330)	$(114)
Effect of foreign income taxes	(369)	(10)	(10)
Tax benefit from export sales and other items	(907)	(11)	(410)
State income taxes, net of federal income tax benefit	3	7	2
Nondeductible expenses	33	28	104
Resolution of prior years’ tax matters	(24)	(83)	(429)
Change in valuation allowance	(800)	—	—

	$(47)	$(1,399)	$(857)

	(0.8)%	(35.8)%	(255.1)%

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Deferred income taxes under the liability method reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income tax asset were as follows (in thousands):

	AS OF SEPTEMBER 30,
	2004	2003
Deferred income tax assets:
Allowance for doubtful accounts	$168	$132
Inventories	826	617
Capitalized research and development costs	2,735	1,426
Intangible assets	145	—
AMT carryforward	291	272
NOL carryforwards, tax credits and deferrals	688	2,255
Accrued product warranty	309	298
Accrued compensated absences	199	185
Insurance and other reserves	65	—

	5,426	5,185
Deferred income tax liabilities:
Property, plant and equipment and other	(1,159)	(1,283)

Net deferred income tax asset before valuation allowance	4,267	3,902
Valuation allowance	—	(800)

Net deferred income tax asset	$4,267	$3,102

Deferred income taxes are reported as follows in the accompanying consolidated balance sheet (in thousands):

	AS OF SEPTEMBER 30,
	2004	2003
Current deferred income tax asset	$1,567	$1,233
Noncurrent deferred income tax asset	2,700	1,869

	$4,267	$3,102

During the fiscal year 2003, the Company filed amended tax returns for certain prior year periods and also completed its fiscal 2002 federal tax filing. Upon completion of such filings, the Company identified $0.8 million of foreign tax credits that were available for potential use in future periods. Based upon the industry environment at that time, and considering the Company’s projections of future taxable income, the Company recorded a valuation allowance of approximately $0.8 million against the foreign tax credits.

In fiscal year 2004, the Company (i) realized a $3.6 million award received as a result of the successful performance of a reservoir characterization system it sold in fiscal year 2002, and (ii) increased its projections of future domestic and foreign source taxable income due to improving market conditions. As a result, the Company reversed the $0.8 million valuation allowance established in fiscal year 2003.

Under the liability method, a valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the Company’s historical taxable income record, and the expectation that the deductible temporary differences will reverse during periods in which the Company generates net taxable income or during periods in which losses can be carried back to offset prior year taxes, management believes that the Company will realize the benefit of the net deferred income tax asset after consideration of the valuation allowance, if any.

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The financial reporting bases of investments in foreign subsidiaries exceed their tax basis. A deferred tax liability is not recorded for this temporary difference because the investment is essentially permanent. A reversal of the Company’s plans to permanently invest in these foreign operations would cause the excess to become taxable. At September 30, 2004 and 2003, the temporary difference related to undistributed earnings for which no deferred taxes have been provided was approximately $4.8 million and $2.8 million, respectively.

From time to time the Company is the subject of audits by various tax authorities that can result in claims and assessments and additional tax payments, penalties and interest. At present, there are no pending audits of the Company’s past tax returns.

As of September 30, 2004, the Company had $0.5 million in foreign tax credit carryforwards available to offset future federal income taxes payable. Such tax credits can be carried forward for up to nine years and begin to expire in fiscal year 2012. The Company has general business credits of $46,000 which begin to expire in fiscal year 2013. The Company has alternative minimum tax carryforwards of $0.3 million that have no expiration date.

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

The following table summarizes the calculation of net earnings and weighted average common shares and common equivalent shares outstanding for purposes of basic and diluted earnings per share (in thousands, except share and per share amounts):

	YEAR ENDED SEPTEMBER 30,
	2004	2003	2002
Income (loss) before extraordinary item	$5,953	$(2,533)	$433
Extraordinary gain, net of tax of $85	—	—	686

Net earnings (loss) available to common stockholders	$5,953	$(2,533)	$1,119

Weighted average common shares and common share equivalents:
Common shares	5,573,611	5,550,216	5,535,979
Common share equivalents	111,242	—	11,795

Total weighted average common shares and common share equivalents	5,684,853	5,550,216	5,547,774

Basic earnings (loss) per share:
Income (loss) before extraordinary gain	$1.07	$(0.46)	$0.08
Extraordinary gain	—	—	0.12

Net income (loss)	$1.07	$(0.46)	$0.20

Diluted earnings (loss) per share:
Income (loss) before extraordinary gain	$1.05	$(0.46)	$0.08
Extraordinary gain	—	—	0.12

Net income (loss)	$1.05	$(0.46)	$0.20

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Options totaling 19,260, 729,300 and 474,800 shares of common stock in fiscal years 2004, 2003 and 2002 respectively, were not included in the calculation of weighted average shares for diluted earnings per share because their effects were antidilutive.

14. Related Party Transactions:

Sales to OYO Japan and other affiliated companies were approximately $0.5 million, $0.3 million and $0.1 million during fiscal years 2004, 2003 and 2002, respectively. Purchases of inventory and equipment from OYO Japan were approximately $0.8 million, $1.8 million and $0.6 million during fiscal years 2004, 2003 and 2002, respectively.

15. Commitments and Contingencies:

Operating Leases

The Company leases certain office equipment under noncancelable operating leases. In addition, through December 31, 2003 the Company leased certain manufacturing facilities. The approximate future minimum rental commitments under noncancelable operating leases are as follows (in thousands):

YEAR ENDING SEPTEMBER 30,
2005	$9
2006	3
2007	—

$12

Rent expense was approximately $0.2 million, $0.6 million, and $0.7 million for fiscal years 2004, 2003 and 2002, respectively.

Legal Proceedings

From time to time the Company is a party to what it believes is routine litigation and proceedings that may be considered as part of the ordinary course of its business. Legal expenses related to such matters are expensed as incurred. The Company is not aware of any current or pending litigation or proceedings that could have a material adverse effect on the Company’s results of operations, cash flows or financial condition, although the Company continues to monitor developments in the bankruptcy proceeding by its Former Primary Film Supplier and the Former Primary Film Supplier’s existing claim against the Company described in Note 18.

16. Supplemental Cash Flow Information:

Supplemental cash flow information is as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2004	2003	2002
Cash paid (refund received) for:
Interest	$215	$116	$585
Income taxes	309	199	(153)
Noncash investing and financing activities:
Purchase of Graphtec assets and inventory	1,818	—	—
Common stock issued pursuant to Employee and Director Plan	38	25	25

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

17. Segment and Geographic Information:

The Company reports two business segments: Seismic and Commercial Graphics. Certain summary financial data for the Company’s business segments which was previously presented in prior periods has now been reclassified to conform to the current year presentation. The Commercial Graphics business segment primarily sells products into the commercial graphics industry; however, it also has some minor sales into the seismic industry.

The Company’s seismic product lines currently consist of high definition reservoir characterization products and services, geophones and hydrophones, including multi-component geophones and hydrophones, seismic leader wire, geophone and hydrophone string connectors, seismic telemetry cable, marine seismic cable retrieval devices and small data acquisition systems targeted at niche markets. Commercial graphics products include thermal imaging equipment and dry thermal film. The following tables summarize the Company’s segment information:

	YEAR ENDED SEPTEMBER 30,
	2004	2003	2002
Net sales:
Seismic	$50,651	$37,619	$51,800
Commercial Graphics	12,991	13,333	13,490
Eliminations	(104)	(98)	(241)

Total	63,538	50,854	65,049

Income (loss) from operations:
Seismic	10,861	780	6,395
Commercial Graphics	1,117	1,130	477
Corporate	(6,107)	(5,892)	(6,296)
Eliminations	—	—	(142)

Total	5,871	(3,982)	434

Total assets:
Seismic	49,667	47,391
Commercial Graphics	15,979	14,256
Corporate	12,148	9,788

Total	$77,794	$71,435

“Corporate” consists primarily of overhead expenses and unallocated assets. Unallocated corporate assets primarily consist of the Company’s building, office equipment, deferred tax assets and other general assets.

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The Company has operations in the United States, Canada, Russia and the United Kingdom. Summaries of net sales by geographic area for fiscal years 2004, 2003 and 2002 are as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2004	2003	2002
Asia (excluding Japan and Middle East)	$8,903	$9,778	$7,386
Canada	8,356	6,503	9,058
Europe	19,404	11,501	16,094
Japan	689	618	436
Middle East	581	1,255	918
United States	24,754	20,221	30,137
Other	851	978	1,020

	$63,538	$50,854	$65,049

Net sales are attributed to countries based on the ultimate destination of the product sold, if known. If the ultimate destination is not known, net sales are attributed to countries based on the geographic location of the initial shipment.

Sales information for the Company is as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2004	2003	2002
United States	$51,473	$41,335	$61,238
Canada	7,295	5,608	4,492
Russia	6,214	4,836	4,061
United Kingdom	3,149	3,105	6,526
Eliminations	(4,593)	(4,030)	(11,268)

	$63,538	$50,854	$65,049

Long-lived assets were as follows (in thousands):

	AS OF SEPTEMBER 30,
	2004	2003
United States	$22,386	$25,646
Canada	3,155	3,800
Russia	2,144	2,053
United Kingdom	521	517
China	15	—
Japan	1,440	—

	$29,661	$32,016

The Company had no customers comprising more than 10% of sales for the fiscal year 2004 or 2003. The Company had one customer comprising 24.5% of annual sales for the fiscal year 2002.

During the fiscal year ended September 30, 2002, the Company delivered a reservoir characterization and monitoring system to a major oil company, for installation in one of its fields in the North Sea. In accordance with the terms of the contract, the Company recognized $15.8 million of revenues in its fiscal year ended

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

September 30, 2002 and $2.5 million of revenues in its fiscal year ended September 30, 2003. Due to the system’s continued successful performance through December 31, 2003, the Company earned a $3.6 million performance bonus payment, which was recognized as revenue in fiscal year 2004. The Company has agreed to extend its standard product warranty for certain components of the system until 2006.

18. Film Supplier Developments:

On July 3, 2002, the Former Primary Film Supplier filed a Chapter 11 reorganization petition in Federal Bankruptcy Court for the Western District of New York. At the date of such bankruptcy filing, the Company had $3.4 million of long-term assets carried on its balance sheet as a result of the prior transactions with the Former Primary Film Supplier (including the $2.3 million investment in intellectual property acquired from the Former Primary Film Supplier).

Shortly thereafter, the Former Primary Film Supplier ceased providing the Company with dry thermal film. As a result, the Company is currently purchasing a large quantity of dry thermal film from an alternative film supplier (the “Other Film Supplier”), and it is using the technology it purchased from the Former Primary Film Supplier to manufacture dry thermal film internally.

As a result of the bankruptcy filing by the Former Primary Film Supplier, the Company recorded a $1.2 million charge in its third quarter of fiscal year 2002 due to the ultimate uncertainty of realization of value on certain assets, particularly certain prepaid purchase benefits and other benefits under the amended supply contract with the Former Primary Film Supplier. The Company does not believe there has been any impairment in the value of the intellectual property it acquired from the Former Primary Film Supplier because of its ability to utilize the intellectual property to have thermal film manufactured either internally or elsewhere.

On December 10, 2002, the Company received a notice of claim, in connection with the Former Primary Film Supplier’s bankruptcy, for alleged preferential payments made by the Former Primary Film Supplier to it in the period before filing of the bankruptcy proceeding in the approximate amount of $259,000. On July 7, 2004, an amended claim was filed against the Company and the amount of the alleged preferential payments made by the Former Primary Film Supplier was increased to approximately $895,000. The Company intends to vigorously defend against such claim under the overall circumstances of its relationship with the Former Primary Film Supplier. At present the Company does not know whether it will make any claims against the Former Primary Film Supplier and it is unable to predict whether any additional claims will be made against it in connection with the Former Primary Film Supplier’s bankruptcy proceeding as to any aspect of its relationship with the Former Primary Film Supplier. The Company is unable at this time to predict the outcome and effects of this situation. The Company has, nevertheless, made a provision for the initial claim made by the Former Primary Film Supplier and it believes that such provision is adequate at this time, although it is unable to make such predictions with any certainty.

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

19. Selected Quarterly Information (Unaudited):

The following table represents summarized data for each of the quarters in fiscal years 2004 and 2003 (in thousands, except per share amounts).

	2004
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$15,915	$13,945	$16,320	$17,358
Gross profit	4,466	4,548	5,594	8,143
Income from operations	222	801	1,352	3,496
Other income (expense), net	104	(111)	71	(3)
Net income	510	1,084	1,191	3,168

Basic earnings per share	$0.09	$0.19	$0.21	$0.57

Diluted earnings per share	$0.09	$0.19	$0.21	$0.56

	2003
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$11,421	$12,855	$16,517	$10,061
Gross profit	2,908	2,704	4,596	2,309
Income (loss) from operations	(823)	(1,402)	149	(1,906)
Other income (expense), net	57	88	(72)	(4)
Net income (loss)	(494)	(759)	38	(1,318)

Basic earnings (loss) per share	$(0.09)	$(0.14)	$0.01	$(0.24)

Diluted earnings (loss) per share	$(0.09)	$(0.14)	$0.01	$(0.24)

Schedule II

OYO Geospace Corporation and Subsidiaries

Valuation and Qualifying Accounts

(In Thousands)

	Balance at Beginning of Period	Charged to Costs And Expenses	Charged to Other Assets	(Deductions) And Additions	Balance at End of Period
Year ended September 30, 2004
Allowance for doubtful accounts on accounts and notes receivable	$478	$145	$—	$66	$689

Year ended September 30, 2003
Allowance for doubtful accounts on accounts and notes receivable	474	229	$—	$(225)	478

Year ended September 30, 2002
Allowance for doubtful accounts on accounts and notes receivable	470	146	—	(142)	474

	Balance at Beginning of Period	Charged to Costs And Expenses	Charged to Other Assets	(Deductions)	Balance at End Of Period
Year ended September 30, 2004
Inventory obsolescence reserve	$1,053	$663	$—	$(84)	$1,632

Year ended September 30, 2003
Inventory obsolescence reserve	931	234	—	(112)	1,053

Year ended September 30, 2002
Inventory obsolescence reserve	1,089	970	—	(1,128)	931