Form 10-Q
period 2004-12-31
OYO GEOSPACE CORP
filed 2005-02-10
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended December 31, 2004

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

There were 5,595,495 shares of the Registrant’s Common Stock outstanding as of the close of business on February 7, 2005.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2004	September 30, 2004
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$2,936	$3,139
Trade accounts receivable, net	8,674	10,849
Notes receivable, net	4,197	1,978
Inventories, net	27,201	25,406
Deferred income tax	1,560	1,567
Prepaid expenses and other	2,414	2,494

Total current assets	46,982	45,433

Rental equipment, net	2,629	1,916
Property, plant and equipment, net	21,808	21,421
Patents, net	2,956	3,127
Goodwill, net	1,843	1,843
Deferred income tax	2,628	2,700
Other assets	1,281	1,354

Total assets	$80,127	$77,794

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable and current maturities of long-term debt	$366	$1,029
Accounts payable	3,380	4,876
Accrued expenses and other	4,613	5,838
Deferred revenue	475	316
Income tax payable	140	585

Total current liabilities	8,974	12,644

Long-term debt	10,479	5,805

Total liabilities	19,453	18,449

Minority interest in consolidated subsidiary	148	145

Stockholders’ equity:
Preferred stock	—	—
Common stock	56	56
Additional paid-in capital	31,173	31,115
Retained earnings	28,124	27,752
Accumulated other comprehensive income	1,173	277

Total stockholders’ equity	60,526	59,200

Total liabilities and stockholders’ equity	$80,127	$77,794

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended December 31, 2004	Three Months Ended December 31, 2003
Sales	$15,269	$17,358
Cost of sales	10,305	9,215

Gross profit	4,964	8,143

Operating expenses:
Selling, general and administrative	3,284	3,447
Research and development	1,178	1,200

Total operating expenses	4,462	4,647

Income from operations	502	3,496

Other income (expense):
Interest expense	(96)	(143)
Interest income	103	63
Other, net	42	77

Total other income (expense), net	49	(3)

Income before income taxes and minority interest	551	3,493
Income tax expense	176	320

Income before minority interest	375	3,173
Minority interest	(3)	(5)

Net income	$372	$3,168

Basic earnings per share	$0.07	$0.57

Diluted earnings per share	$0.07	$0.56

Weighted average shares outstanding - Basic	5,591,140	5,554,624

Weighted average shares outstanding - Diluted	5,704,464	5,629,389

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended December 31, 2004	Three Months Ended December 31, 2003
Cash flows from operating activities:
Net income	$372	$3,168
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income tax benefit	81	208
Depreciation	703	791
Amortization	174	171
Minority interest	3	5
(Gain) loss on disposal of property, plant and equipment	28	(23)
Bad debt expense	96	101
Effects of changes in operating assets and liabilities:
Trade accounts and notes receivable	16	(4,075)
Inventories	(1,796)	(521)
Prepaid expenses and other assets	78	286
Accounts payable	(60)	(437)
Accrued expenses and other	(2,106)	810
Deferred revenue	159	804
Income tax payable	(445)	124

Net cash provided by (used in) operating activities	(2,697)	1,412

Cash flows from investing activities:
Capital expenditures	(3,222)	(880)
Proceeds from sale of property and equipment	1,286	1,061

Net cash provided by (used in) investing activities	(1,936)	181

Cash flows from financing activities:
Borrowings under debt arrangements	5,954	5,867
Principal payments on debt arrangements	(1,943)	(7,110)
Proceeds from exercise of stock options	53	—

Net cash provided by (used in) financing activities	4,064	(1,243)

Effect of exchange rate changes on cash	366	6

Increase (decrease) in cash and cash equivalents	(203)	356

Cash and cash equivalents, beginning of period	3,139	671

Cash and cash equivalents, end of period	$2,936	$1,027

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet of OYO Geospace Corporation and its subsidiaries (the “Company”) at September 30, 2004 was derived from the Company’s audited consolidated financial statements at that date. The consolidated balance sheet at December 31, 2004 and the consolidated statements of operations for the three months ended December 31, 2004 and 2003, and the consolidated statements of cash flows for the three months ended December 31, 2004 and 2003, were prepared by the Company, without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows were made. The results of operations for the three months ended December 31, 2004 are not necessarily indicative of the operating results for a full year or of future operations.

Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America were omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2004.

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

Revenue Recognition

Revenue is primarily derived from the sale, and short-term rental under operating leases, of seismic instruments and equipment and thermal solutions products. Sales revenues are generally recognized when the Company’s products are shipped and title and risk of loss have passed to the customer. Rental revenues are recognized as earned over the rental period. Rentals of the Company’s equipment generally range from daily rentals to rental periods of up to six months or longer. Except for certain reservoir characterization products, the Company’s products are generally sold without any customer acceptance provisions and the Company’s standard terms of sale do not allow customers to return products for credit. In circumstances where acceptance provisions are significant, the revenue and related profit are deferred until such time as customer acceptance occurs. Most of the Company’s products do not require installation assistance from the Company or sophisticated instruction.

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

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Product Warranties

The Company offers a standard product warranty obligating it to repair or replace equipment with manufacturing defects. The Company maintains a reserve for future warranty costs based on historical experience or, in the absence of historical product experience, management’s estimates. Changes in the warranty reserve are contained in the following table (in thousands):

Balance at the beginning of the period (October 1, 2004)	$909
Accruals for warranties issued during the period	66
Accruals related to pre-existing warranties (including changes in estimates)	—
Settlements made (in cash or in kind) during the period	(202)

Balance at the end of the period (December 31, 2004)	$773

Stock-Based Compensation

Employee stock plans are accounted for under the intrinsic value method of recognition and measurement principles as discussed in the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company utilizes the Black-Scholes option valuation model to value stock options for pro forma presentation of income and per share data as if the fair value based method in Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, had been used to account for stock-based compensation. The following presents pro forma effect on net income and earnings per share data as if a fair value based method had been used to account for stock-based compensation (in thousands except per share data):

	Three Months Ended December 31, 2004	Three Months Ended December 31, 2003
Net income, as reported	$372	$3,168

Add: Total stock-based employee compensation, net of taxes	—	—

Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(58)	(95)

Pro forma income	$314	$3,073

Earnings per share:

Basic-as reported	$0.07	$0.57
Basic-pro forma	$0.06	$0.55

Diluted-as reported	$0.07	$0.56
Diluted-pro forma	$0.06	$0.55

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The above amounts are based on the Black-Scholes valuation model. The key variables used in valuing the options were as follows: risk free interest rate based on an estimated option term of ten years, no dividends, a risk-free rate of 4.5% and an expected volatility of 65%. No stock options were granted during the three months ended December 31, 2004.

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151 “Inventory Costs” (“SFAS 151”). This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires the allocation of fixed production overhead to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory cost incurred in fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of fiscal year 2006. The Company is currently evaluating the impact of SFAS 151 on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is effective for all interim periods beginning after June 15, 2005 and, thus, will be effective for the Company at the beginning of fiscal year 2006. Retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Company is currently evaluating the impact of SFAS 123R on its consolidated financial statements.

On December 16, 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 replaces the exception from fair value measurement in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is to be applied prospectively, and is effective for nonmonetary asset exchanges occurring in fiscal years beginning after the date of issuance of SFAS No. 153 and thus, will be effective for the Company at the beginning of its fiscal year 2006. The Company does not believe that the adoption of this Standard will have a material impact on the Company’s consolidated statement of position or operations.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2. Earnings Per Common Share

The following table summarizes the calculation of net earnings and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings per share (in thousands, except per share data):

	Three Months Ended December 31, 2004	Three Months Ended December 31, 2003
Net earnings available to common stockholders	$372	$3,168

Weighted average common shares and common share equivalents:
Common shares	5,591,140	5,554,624
Common share equivalents	113,324	74,765

Total weighted average common shares and common share equivalents	5,704,464	5,629,389

Basic earnings per share	$0.07	$0.57

Diluted earnings per common share	$0.07	$0.56

Options totaling 15,677 and 64,013 shares of common stock for the three months ended December 31, 2004 and December 31, 2003 were not included in the computation of weighted average shares because the impact of these options were antidilutive.

3. Comprehensive Income

Comprehensive income includes all changes in a company’s equity, except those resulting from investments by and distributions to stockholders. The following table summarizes the components of comprehensive income (in thousands):

	Three Months Ended December 31, 2004	Three Months Ended December 31, 2003
Net income	$372	$3,168

Foreign currency translation adjustments	896	458

Total comprehensive income	$1,268	$3,626

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4. Trade Accounts and Notes Receivable

Current trade accounts and notes receivable consisted of the following (in thousands):

	December 31, 2004	September 30, 2004
Trade accounts receivable	$9,467	$11,538
Trade notes receivable	4,197	1,978
Allowance for doubtful accounts and notes	(793)	(689)

	$12,871	$12,827

The increase in notes receivable resulted from the sale of products to customers needing extended financing terms.

Trade notes receivable in the above table do not include $0.8 million of notes receivable classified as long-term at December 31, 2004 and December 31, 2003. The long-term notes receivable are classified on the balance sheet under other assets in the long-term section.

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Notes receivable are collateralized by the products sold, and bear interest at rates ranging up to 10% per year and are due at various times through December 2006. The Company has a demonstrated history of successfully collecting upon its notes receivable. The allowance for doubtful accounts and notes represents the Company’s best estimate of probable credit losses. The Company determines the allowance based upon historical experience and a review of its balances. Accounts and notes receivable balances are charged off against the allowance whenever it is probable that the receivable will not be recoverable. The Company does not have any off-balance-sheet credit exposure related to its customers.

5. Inventories

Inventories consisted of the following (in thousands):

	December 31, 2004	September 30, 2004
Finished goods	$4,900	$5,471
Work-in-process	6,690	3,940
Raw materials	17,385	17,627
Obsolescence reserve	(1,774)	(1,632)

	$27,201	$25,406

The Company’s reserve for slow moving and obsolete inventories is analyzed and adjusted periodically to reflect the Company’s best estimate of the net realizable value of such inventories.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6. Segment and Geographic Information

The Company evaluates financial performance based on two business segments: Seismic and Thermal Solutions (previously referred to as “Commercial Graphics”). The Seismic product lines currently consist of geophones and hydrophones, including multi-component geophones and hydrophones, seismic leader wire, geophone string connectors, seismic telemetry cable, high definition reservoir characterization products and services, marine seismic cable retrieval devices and small data acquisition systems targeted at niche markets. Thermal Solutions products include thermal imaging equipment and dry thermal film targeted at screen print, point of sale, signage and textile market sectors.

The following tables summarize the Company’s segment information (in thousands):

	Three Months Ended December 31, 2004	Three Months Ended December 31, 2003
Net sales:
Seismic	$11,792	$14,584
Thermal solutions	3,477	2,821
Eliminations	—	(47)

Total	$15,269	$17,358

Income (loss) from operations:
Seismic	$2,034	$5,205
Thermal solutions	106	76
Corporate	(1,638)	(1,785)

Total	$502	$3,496

	December 31, 2004	September 30, 2004
Total assets:
Seismic	$53,230	$49,667
Thermal solutions	14,655	15,979
Corporate	12,242	12,148

	$80,127	$77,794

Included in the first quarter results for the three months ended December 31, 2003 was a large bonus award of approximately $3.1 million resulting from successful performance of our permanent seabed seismic reservoir characterization and monitoring system to a major oil company in the North Sea. There were no significant costs incurred in that quarter related to the performance bonus earned.

7. Line of Credit

On November 22, 2004, several of the Company’s subsidiaries entered into a new credit agreement (the “New Credit Agreement”) with a bank. Under the New Credit Agreement, the Company’s borrower subsidiaries can borrow up to $15.0 million secured principally by their accounts and notes receivable and inventories. The New Credit Agreement expires on November 21, 2007. Borrowings under the New Credit Agreement are subject to

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

borrowing base restrictions based on levels of eligible accounts receivable, notes receivable and inventories. The New Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial amounts, restricts the Company’s and the borrower subsidiaries’ ability to pay dividends and contains other covenants customary in agreements of this type. The interest rate for borrowing under the New Credit Agreement is, at the Company’s option, a discounted prime rate or a LIBOR based rate. At December 31, 2004 there were borrowings of $5.4 million under the New Credit Agreement, and additional borrowings available of $7.6 million. The higher level of the borrowings under the New Credit Facility resulted from (i) the cash payment for printhead production equipment and inventories in connection with the acquisition of these assets from Graphtec, as discussed in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Industry Overview – Thermal Solutions” in this Report, (ii) the payment of fiscal 2004 accrued employee bonuses, (iii) an increase in work-in-process inventories due to increased customer orders, and (iv) temporary cash held in the Company’s former concentration bank account while the Company’s treasury functions and banking services are being transitioned to a new bank.

Prior to entering into the New Credit Agreement, several of the Company’s subsidiaries were a party to a credit agreement (the “Previous Credit Agreement”) with a bank, and could borrow up to $10.0 million secured principally by the subsidiaries’ accounts receivable and inventories. The Previous Credit Agreement, as amended, was scheduled to expire on February 27, 2005, however this agreement was terminated on November 22, 2004 and replaced by the New Credit Agreement. Borrowings under the Previous Credit Agreement were subject to borrowing base restrictions based on levels of eligible accounts receivable and inventories. The Previous Credit Agreement limited the incurrence of additional indebtedness, required the maintenance of certain financial amounts, restricted the Company’s and the borrower subsidiaries’ ability to pay dividends and contained other covenants customary in agreements of this type.

8. Film Supplier Developments

On July 3, 2002, the Former Primary Film Supplier filed a Chapter 11 reorganization petition in Federal Bankruptcy Court for the Western District of New York. At the date of such bankruptcy filing, the Company had $3.4 million of long-term assets carried on its balance sheet as a result of the prior transactions with the Former Primary Film Supplier (including a $2.3 million investment in intellectual property acquired from the Former Primary Film Supplier).

Shortly thereafter, the Former Primary Film Supplier ceased providing the Company with dry thermal film. As a result, the Company began using the technology it purchased from the Former Primary Film Supplier to manufacture its own brand of dry thermal film and continued to purchase large quantities of dry thermal film from an alternative film supplier (the “Other Film Supplier”).

As a result of the bankruptcy filing by the Former Primary Film Supplier, the Company recorded a $1.2 million charge in its third quarter of fiscal year 2002 due to the ultimate uncertainty of realization of value on certain assets, particularly certain prepaid purchase benefits and other benefits under the amended supply contract with the Former Primary Film Supplier. The Company does not believe there has been any impairment in the value of the intellectual property it acquired from the Former Primary Film Supplier because of its ability to utilize the intellectual property to manufacture dry thermal film either internally or elsewhere.

On December 10, 2002, the Company received a notice of claim, in connection with the Former Primary Film Supplier’s bankruptcy, for alleged preferential payments made by the Former Primary Film Supplier to it in the period before filing of the bankruptcy proceeding in the approximate amount of $259,000. The Company recorded a provision for this claim based upon its estimate of the likelihood of a liability and probable loss. On July 7, 2004, an amended claim was filed against the Company and the amount of the alleged preferential payments made by the Former Primary Film Supplier was increased to approximately $895,000. The Company is unable at this time to

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

estimate the likelihood of a liability arising out of this supplemental claim or the amount, if any, of probable loss. The Company intends to vigorously defend against such claim under the overall circumstances of its relationship with the Former Primary Film Supplier. At present, the Company does not know whether it will make any claims against the Former Primary Film Supplier and it is unable to predict whether any additional claims will be made against it in connection with the Former Primary Film Supplier’s bankruptcy proceeding as to any aspect of its relationship with the Former Primary Film Supplier. The Company is unable at this time to predict the outcome and effects of this situation.

9. Income Taxes

The United States statutory tax rate for the periods reported was 34.0%; however, the Company’s effective tax rate for the three months ended December 31, 2004 was only 32.0%. The effective tax rate reflects anticipated tax benefits related to the exterritorial income deduction for foreign export sales. The effective tax rate for the three months ended December 31, 2003 was only 9.2%. During the quarter ended December 31, 2003, the Company realized taxable income that allowed it to utilize certain of its deferred tax assets and, therefore, the Company reversed a deferred tax valuation allowance of $0.8 million.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the Act). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends-received deduction for certain dividends from controlled foreign operations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions in the Act. As such, the Company is not yet in a position to decide on whether, and to what extent, it might repatriate foreign earnings that have not yet been remitted to the U.S.

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

Industry Overview

We design and manufacture instruments and equipment used in the acquisition and processing of seismic data. We have been in the seismic instrument and equipment business since 1980, marketing our products primarily to the oil and gas industry worldwide. We also design and manufacture thermal imaging equipment and distribute dry thermal film products to the thermal solutions industry. We have been serving the thermal solutions industry since 1995.

Seismic

Geoscientists use seismic data to map potential or existing oil and gas bearing formations and the geologic structures that surround them. Seismic data is used primarily in connection with the exploration, development and production of oil and gas. Demand for our seismic products depends primarily on the level of worldwide oil and gas exploration activity. That activity, in turn, depends primarily on prevailing oil and gas prices and availability of seismic data.

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

During our fiscal year 2002, we delivered a reservoir characterization and monitoring system to a major oil company for installation in one of its fields in the North Sea. In accordance with the terms of the contract, we recognized $15.8 million of revenues in fiscal year 2002 and $2.5 million of revenues in fiscal year 2003. Due to the system’s successful performance through December 31, 2003, we earned an additional $3.6 million performance bonus in fiscal year 2004, of which we recognized $3.1 million as revenue in the quarter ended December 31, 2003. Our product warranty obligation extends to 2006 for certain components of the system.

We believe that our reservoir characterization systems, including the system referenced above, are important new technologies in our industry and our ability to develop and market them will be a key determinant of our success in the future.

Thermal Solutions

We entered into the thermal solutions (previously referred to as “Commercial Graphics”) business in 1995 as we leveraged our thermal imaging product technology, originally designed for seismic data processing applications, into new markets. With minor product modifications, we were successful in adapting these products for use in the thermal solutions industry.

Our thermal solutions business segment manufactures and sells thermal imaging equipment and dry thermal film primarily to the screen print, point of sale, signage and textile market sectors. Our thermal imaging equipment is capable of producing data images ranging in size from 12 to 54 inches wide, with resolution ranging from 400 to 1,200 dpi. This business segment has some sales to customers in the seismic industry.

On September 30, 2004, we acquired the thermal printhead production assets of Graphtec for approximately $1.8 million which was paid in cash on October 1, 2004. Prior to that date, Graphtec was the only supplier of wide-format thermal printheads that we use to manufacture our wide-format thermal imaging equipment. We concluded the manufacturing of printheads in Japan during the three months ended December 31, 2004, and are in the process of relocating these assets to our Pinemont facility in Houston, Texas. We expect to resume printhead production during the third quarter of fiscal 2005. The combined cost to relocate personnel from Japan to Houston and the cost of unabsorbed manufacturing overhead during this period as a result of this move is expected to be approximately $0.4 million.

Results of Operations

We report and evaluate financial information for two segments: Seismic and Thermal Solutions. Summary financial data by business segment follows (in thousands):

	Three Months Ended December 31, 2004	Three Months Ended December 31, 2003
Seismic
Net sales	$11,792	$14,584
Operating income	2,034	5,205

Thermal Solutions
Net sales	3,477	2,821
Operating income	106	76

Corporate
Operating loss	(1,638)	(1,785)

Eliminations
Net sales	—	(47)

Consolidated Totals
Net sales	15,269	17,358
Operating income	502	3,496

Overview

As part of our consolidation and reorganization plan, in fiscal year 2004, we relocated our headquarters and the operations of five Houston-area facilities into a new facility located at 7007 Pinemont Drive in Houston, Texas (the “Pinemont Facility”). At that time, our plan contemplated the sale or lease of our remaining vacant facilities. In December 2004, we sold a vacant facility in Stafford, Texas for $1.3 million and we used those proceeds to repay an outstanding mortgage of $0.7 million, to pay a mortgage termination fee of $0.1 million and to pay sales commissions and other fees of $0.1 million. As a result of the sale, we incurred a loss of $28,000 during the quarter ended December 31, 2004.

Our only remaining vacant facility is a 77,000 square foot vacant manufacturing building located at 7334 N. Gessner in northwest Houston (the “Gessner Facility”). Due to our recent receipt of several large customer orders and the constrained manufacturing capacity at our Pinemont Facility, we plan to utilize the Gessner Facility for various manufacturing assembly operations. At this time, we do not expect to incur significant expenditures to retro fit this facility to accommodate these operations.

Three months ended December 31, 2004 compared to three months ended December 31, 2003

Consolidated sales for the three months ended December 31, 2004 decreased by $2.1 million, or 12.0%, from the corresponding period of the prior fiscal year. Sales for the three months ended December 31, 2003 included a bonus award of $3.1 million resulting from the successful installation and performance of a permanent seismic reservoir characterization system to a major oil company. Excluding the performance bonus, sales for the three months ended December 31, 2004 increased $1.0 million due to combined increases in our thermal solutions and seismic product sales.

Consolidated gross profits for the three months ended December 31, 2004 decreased by $3.2 million, or 39.0%, from the corresponding period of the prior year. The lower gross profits for the three months ended December 31, 2004 resulted primarily from the bonus award of approximately $3.1 million included in gross profits of the corresponding period of the prior year.

Consolidated operating expenses for the three months ended December 31, 2004 decreased $0.2 million, or 4.0%, from the corresponding period of the prior fiscal year. The decrease in operating expenses primarily resulted from an expenditure of $0.4 million in the prior fiscal year to consolidate our five Houston-area operations into a newly purchased facility in northwest Houston.

The United States statutory tax rate for the periods reported was 34.0%; however, our effective tax rate for the three months ended December 31, 2004 was only 32.0%. The effective tax rate reflects anticipated tax benefits related to the exterritorial income deduction for foreign export sales. The effective tax rate for the three months ended December 31, 2003 was only 9.2%. During the quarter ended December 31, 2003, we realized taxable income that allowed us to utilize certain of our deferred tax assets and, therefore, we reversed a deferred tax valuation allowance of $0.8 million.

Seismic

Our seismic product lines currently consist of high definition reservoir characterization products and services, geophones and hydrophones, including multi-component geophones and hydrophones, seismic leader wire, geophone string connectors, seismic telemetry cable, marine seismic cable retrieval devices and small data acquisition systems targeted at niche markets.

Net Sales

Sales of our seismic products for the three months ended December 31, 2004 decreased $2.8 million, or 19.1%, from the corresponding period of the prior fiscal year. The large decrease primarily results from a bonus award of $3.1 million resulting from the successful performance of a permanent seismic reservoir characterization system previously delivered to a major oil company. Excluding the performance bonus, sales for the three months ended December 31, 2003 increased $0.3 million. This increase in sales is primarily due to increased sales of products to our seismic exploration customers, particularly in Canada and Russia, and the favorable impact of foreign currency exchange rates. This increase in sales was partially offset by a decrease in sales to customers purchasing our reservoir characterization products due to decreased demand.

Operating Income

Operating income for the three months ended December 31, 2004 decreased $3.2 million, or 60.9%, from the corresponding period of the previous fiscal year. The decrease resulted from realization of $3.1 million in the first fiscal quarter of 2004 as a result of the bonus award referred to above.

Thermal Solutions

Our thermal solutions business segment manufactures and sells thermal imaging equipment and dry thermal film primarily to the screen print, point of sale, signage and textile market sectors. This business segment has some sales to customers in the seismic industry.

Net Sales

Sales of our thermal solutions products for the three months ended December 31, 2004 increased $0.7 million, or 23.3%, from the corresponding period of the prior year. This increase is due to increased equipment sales as well as increased printhead sales resulting from the Graphtec acquisition on September 30, 2004 (discussed above under the heading “Industry Overview – Thermal Solutions”).

Operating Income

Our operating income for the three months ended December 31, 2004 increased $30,000, or 39.5%, from the corresponding period of the prior fiscal year. Such increase is generally the result of increased sales during that period due to increased demand.

Liquidity and Capital Resources

At December 31, 2004, we had $2.9 million in cash and cash equivalents. For the three months ended December 31, 2004, we used approximately $2.7 million of cash in operating activities. The cash used in operating activities resulted from a decrease in accrued expenses of $2.1 million primarily resulting from the payment of fiscal 2004 employee bonuses, and an increase in inventories of $1.8 million due to increased orders from our seismic exploration customers. These uses of cash were partially offset by cash generated as net income in the amount of $0.4 million, which included non-cash charges of $0.9 million for depreciation and amortization.

For the three months ended December 31, 2004, we used approximately $1.9 million of cash in investing activities. We received $1.3 million of cash proceeds from the sale of a vacant facility located in Stafford, Texas. We used $3.2 million of cash for capital expenditures, including approximately $1.4 million paid to Graphtec on October 1, 2004 for its printhead manufacturing equipment. We estimate that our capital expenditures in fiscal year 2005 will range between $4.0 to $5.0 million, which we expect to fund through operating cash flows and borrowings under our New Credit Agreement.

For the three months ended December 31, 2004, we generated approximately $4.1 million of cash in financing activities primarily from our net borrowings under our credit facilities. This amount includes a $0.7 million repayment of a mortgage due to the sale of our vacant facility in Stafford, Texas.

On November 22, 2004 several of our subsidiaries entered into a new credit agreement (the “New Credit Agreement”) with a bank. Under the New Credit Agreement, our borrower subsidiaries can borrow up to $15.0 million principally secured by their accounts and notes receivable and inventories. The New Credit Agreement expires on November 21, 2007. Borrowings under the New Credit Agreement are subject to borrowing base restrictions based on levels of eligible accounts receivable, notes receivable and inventories. The New Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial amounts, restricts our and the borrower subsidiaries’ ability to pay dividends and contains other covenants customary in agreements of this type. At December 31, 2004 there were borrowings of $5.4 million under the New Credit Agreement, and additional borrowings of $7.6 million available. The interest rate for borrowings under the New Credit Agreement is, at our option, a discounted prime rate or a LIBOR based rate.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We consider many factors in selecting appropriate operational and financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. We continually evaluate our estimates, including those related to bad debt reserves, inventory obsolescence reserves, self-insurance reserves, product warranty reserves, intangible assets, stock-based compensation and deferred income tax assets. We base our estimates on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different conditions or assumptions.

Revenue is primarily derived from the sale, and short-term rental under operating leases, of seismic instruments and equipment and thermal solutions products. Sales revenues are generally recognized when our products are shipped and title and risk of loss have passed to the customer. Rental revenues are recognized as earned over the rental period. Rentals of our equipment generally range from daily rentals to rental periods of up to six months or longer. Except for certain of our reservoir characterization products, our products are generally sold without any customer acceptance provisions and our standard terms of sale do not allow customers to return products for credit. In circumstances where acceptance provisions are significant, the revenue and related profit are deferred until such time as customer acceptance occurs. Most of our products do not require installation assistance or sophisticated instruction. We offer a standard product warranty obligating us to repair or replace equipment with manufacturing defects. We maintain a reserve for future warranty costs based on historical experience or, in absence of historical experience, management estimates. We record a write-down of inventory when the cost basis of any item (including any estimated future costs to complete the manufacturing process) exceeds its net realizable value.

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151 “Inventory Costs” (SFAS 151). This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires the allocation of fixed production overhead to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory cost incurred in fiscal years beginning after June 15, 2005. As such, we are required to adopt these provisions at the beginning of fiscal year 2006. We are currently evaluating the impact of SFAS 151 on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is effective for all interim periods beginning after June 15, 2005 and, thus, will be effective for us at the beginning of fiscal year 2006. Retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. We are currently evaluating the impact of SFAS 123R on our consolidated financial statements.

On December 16, 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 replaces the exception from fair value measurement in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is to be applied prospectively, and is effective for nonmonetary asset exchanges occurring in fiscal years beginning after the date of issuance of SFAS No. 153, and thus, will be effective for us at the beginning of our fiscal year 2006. We do not believe that the adoption of this Standard will have a material impact on our consolidated statement of position or operations.

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

Management’s Current Outlook.

Our estimates as to future results and industry trends, to the extent described in this document, are generally based on assumptions regarding the future level of seismic exploration activity, seismic reservoir monitoring projects and demand for thermal imaging technologies, and in turn, their effect on the demand and pricing of our products and services. Our analysis of the market and its impact on us is based upon the following outlook for fiscal year 2005:

•	The impact of political conditions and hostilities around the world, including those of the Middle East, which may have a significant impact on the oil and gas commodity prices, will not cause a significant increase or significant decrease in demand for our seismic products during fiscal year 2005.

•	Political conditions and hostilities around the world, which have a significant impact on the oil and gas industry, will remain and present serious economic risks for our seismic business.

•	While we expect demand for our traditional seismic land and marine products to increase in 2005 due to higher oil and gas commodity prices, sales of equipment into the traditional seismic contracting industry will remain constrained when compared to past industry cycles because:

•	in many international markets, the supply of land and marine contract seismic services currently exceeds the international demand for such services;

•	past customer consolidations have resulted in a surplus in the availability of certain seismic equipment;

•	the supply of seismic data stored in libraries is sufficient for many of the oil and gas producing regions around the world;

•	pricing for many of our land based seismic products will continue to be subject to competitive pressures due to industry wide manufacturing over-capacity and the emergence of new suppliers in China and elsewhere; and

•	competition among seismic equipment manufacturers could further intensify as large international seismic contractors expand their internal manufacturing capabilities or form alliances with competitors.

•	In the absence of any new large-scale deepwater reservoir characterization projects, revenues from our reservoir characterization products in fiscal year 2005 are expected to remain near fiscal year 2004 levels.

•	Demand for our products used in the thermal solutions industry is expected to increase marginally in fiscal year 2005 with the acquisition of the printhead production business from Graphtec.

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

Our Credit Risks Could Increase as Our Customers Continue to Face Difficult Economic Circumstances.

We believe, and have assumed, that our allowance for bad debts at December 31, 2004 is adequate in light of known circumstances. However, we cannot assure you that additional amounts attributable to uncollectible receivables and bad debt write-offs will not have a material adverse effect on our future results of operations. Many of our customers, particularly seismic contractors, have suffered in past years from lower revenues and experienced liquidity challenges resulting from the economic difficulties throughout our industry. We have in the past incurred write-offs in our accounts receivable due to customer credit problems. We have found it necessary from time to time to extend trade credit and promissory notes to long-term customers and others where some risks of non-payment exist. Although industry conditions have improved, some of our customers continue to experience liquidity difficulties, which increases those credit risks.

Demand for Our Products Is Volatile.

Demand for many of our products depends primarily on the level of worldwide oil and gas exploration activity. That activity, in turn, depends primarily on prevailing oil and gas prices and availability of seismic data. Historically, the markets for oil and gas have been volatile, and those markets are likely to continue to be volatile. Oil and gas prices are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond our control. These factors include the level of consumer demand, weather conditions, domestic and foreign governmental regulations, price and availability of alternative fuels, political conditions and hostilities in the Middle East and other significant oil-producing regions, foreign supply of oil and gas, prices of foreign imports and overall economic conditions. A decline in the demand for our products could materially and adversely affect our results of operations and liquidity. For a further discussion on this, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Industry Overview”.

We Have a Relatively Small Public Float, and Our Stock Price May Be Volatile.

We have approximately 2.4 million shares outstanding held by non-affiliates. This small float results in a relatively illiquid market for our common stock. Our daily trading volume during fiscal year 2005 has averaged approximately 7,500 shares. Our small float and daily trading volumes have in the past caused, and may in the future result in, greater volatility of our stock price.

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

Foreign sales are subject to special risks inherent in doing business outside of the United States, including the risk of war, terrorist activities, civil disturbances, embargo and government activities and foreign attitudes about conducting business activities with the United States, all of which may disrupt markets. Foreign sales are also generally subject to the risk of compliance with additional laws, including tariff regulations and import and export restrictions. Sales in certain foreign countries require prior United States government approval in the form of an export license. We cannot assure you that we will not experience difficulties in connection with future foreign sales. Also, should we experience substantial growth in certain foreign markets, for example in Russia, we may not be able to transfer cash balances to the United States to assist with debt servicing or other obligations.

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

We may not be able to integrate or manage the assets purchased from Graphtec (discussed in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Company Overview – Thermal Solutions”, in this Report) to produce the returns that we have anticipated from the manufacture of thermal printheads. Any difficulty in successfully integrating business operations resulting from the purchase of such assets could lead to a failure to realize the anticipated synergies. Our management also will be required to dedicate substantial time and effort to the integration of these assets and relocation of these assets to Houston, Texas. These efforts could divert management’s focus and resources from other strategic opportunities and operational matters.

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

A General Downturn in the U.S. Economy in Fiscal Year 2005 May Adversely Affect Our Business.

A general downturn in the U.S. economy in future periods could adversely affect our business in ways that we cannot identify. Any economic downturn may adversely affect the demand for oil and gas generally or cause volatility in oil and gas prices and, therefore, adversely affect the demand for our services to the oil and gas industry and related service industry. It could also adversely affect the demand for consumer products, which could in turn adversely affect our thermal solutions business. To the extent these factors adversely affect other seismic companies in the industry, we could see an oversupply of products and services and downward pressure on pricing for seismic products and services that would also adversely affect us.

Sarbanes-Oxley Act of 2002.

In response to several high profile cases of accounting irregularities, the Sarbanes-Oxley Act of 2002 (“the Act”) was enacted into law on July 30, 2002. We are required to begin to comply with the annual requirements of Section 404 of the Act with respect to our internal controls over financial reporting effective with our fiscal year beginning October 1, 2004. The Act, and rules promulgated thereunder, as well as new NASDAQ listing standards addressing corporate governance issues, endeavor to provide greater accountability and promote investor confidence by imposing specific corporate governance requirements, by requiring more stringent controls and certifications by corporate management and by utimately imposing new auditor attestations. The Act and new NASDAQ rules affect how audit committees, corporate management and auditors of publicly traded companies carry out their respective responsibilities and interact with each other and mandate composition of audit committees by independent directors. The Act will result in higher expenses for publicly traded companies as a result of higher audit and review fees, higher legal fees, higher director fees, and higher internal costs to document, test and potentially remediate internal controls. The Act, together with the financial scandals and difficult economic enviroment of recent years has also led to substantially increased premiums for director and officer liability insurance. These increased expenses will affect smaller public companies, like us, disproportionately from their effects on companies with larger revenue and operating income bases with which to absorb such increased costs.

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

We May Not Enjoy the Expected Benefits of Our Move to a New Facility and Other Internal Restructurings.

While we purchased the Pinemont Facility in 2003 to house our existing U.S. operations and activities with the expectation of improving our efficiency and margins, we cannot assure you that our efforts will be successful or that we will enjoy the full benefit of capital and operating expenditures incurred in connection with such measures.

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

Foreign Currency and Operations Risk

We have a subsidiary located in Russia. Therefore, our financial results may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions in Russia or changes in Russia’s political climate. Our consolidated balance sheet at December 31, 2004 reflected approximately $2.4 million of net working capital related to our Russian subsidiary. This subsidiary both receives its income and pays its expenses primarily in rubles. To the extent that transactions of this subsidiary are settled in rubles, a devaluation of the ruble versus the U.S. dollar could reduce any contribution from our Russian subsidiary to our consolidated results of operations and total comprehensive income as reported in U.S. dollars. We do not hedge the market risk with respect to our operations in Russia; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of Russian rubles versus U.S. dollars to the extent such disruptions result in any reduced valuation of the Russian subsidiary’s net working capital or future contributions to our consolidated results of operations. Under recently passed tax legislation, we may be able to repatriate foreign earnings from Russia and elsewhere at a more attractive tax rate than had been applicable.

Foreign Currency Intercompany Accounts and Notes Receivable

From time to time, we provide access to capital to our foreign subsidiaries through U.S. dollar denominated interest bearing promissory notes. Such funds are generally used by our foreign subsidiaries to purchase capital assets and for general working capital needs. In addition, we sell products to our foreign subsidiaries in U.S. dollars on trade credit terms. Because these U.S. dollar denominated intercompany debts are accounted for in the local currency of our foreign subsidiaries, any appreciation or devaluation of such foreign currencies against the U.S. dollar will result in a gain or loss, respectively, to our consolidated statement of operations. At December 31, 2004, we had outstanding accounts and notes receivable of $2.9 million, $2.1 million, $1.4 million, $0.1 million and $0.1 million from our subsidiaries in Canada, Japan, Russia, China and the United Kingdom, respectively.

Floating Interest Rate Risk

Our New Credit Agreement and our real estate mortgage agreement each contain floating interest rates. These floating interest rates subject us to the risk of increased interest costs associated with any upward movements in bank market interest rates. Under the New Credit Agreement, our borrowing interest rate is a discounted prime lending rate or a LIBOR based rate, whichever we select. Under a real estate mortgage agreement, our borrowing rate is a LIBOR based rate plus 250 basis points with a minimum rate of 4.0%. As of December 31, 2004, we had borrowed $5.4 million under New Credit Agreement at a rate of 4.3% and we had borrowed $2.9 million under our real estate mortgage agreement at a rate of 4.0%. Due to the amount of borrowings outstanding under these facilities, including potential borrowings available under the New Credit Agreement, any increased interest costs associated with movements in market interest rates could be material to our financial condition, results of operation or cash flow. At December 31, 2004 based on our current level of borrowings, a 1.0% increase in interest rates would increase interest expense annually by approximately $83,000.

Item 4. Controls and Procedures

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

PART II - OTHER INFORMATION

Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended December 31, 2004, the Company issued 200 shares of its Common Stock upon the exercise of options granted under the OYO Geospace Corporation Broad-Based Option Plan (the “Broad-Based Plan”), which shares were issued on the following dates:

Date Shares Issued	Number of Shares Issued
10/27/04	100
10/29/04	100

The above shares of Common Stock were issued to employees of the Company who were participants in the Broad-Based Plan, which Plan was created to permit option grants of 100 shares each to all employees of the Company other than employees eligible to participate in the Company’s Key Employee Stock Option Plan and which Plan provides for a maximum of 50,000 shares to be issued pursuant to options granted under such Plan.

Options issued under the Broad-Based Plan generally vest over a period of one year. The exercise price of an option granted under the Broad-Based Plan is the fair market value of the shares subject to the option on the date the option was granted. The Broad-Based Plan permits the “cashless” exercise of options which the Company does through an independent brokerage firm whereby an optionee can pay the exercise price of an option in shares of Common Stock that the optionee is entitled to receive upon exercise of the option. All of the shares of Common Stock issued to the Company’s employees during the period covered by this report on Form 10-Q were issued using this “cashless” exercise method.

The aggregate amount of consideration received by the Company for shares of Common Stock issued upon the exercise of options granted under the Broad-Based Plan in the fiscal quarter ended December 31, 2004 was $2,000.

The Broad-Based Plan was adopted by the Company’s board of directors on November 5, 1999, at which time the board authorized and directed that the options and shares of stock to be offered pursuant to options granted under such Plan be registered under the Securities Act of 1933 on Form S-8. The Company has recently discovered that, through oversight or inadvertence, such registration under the Securities Act of 1933 was not carried out. Accordingly, 16,300 shares issued as of the date hereof pursuant to option exercises under the Broad-Based Plan were issued without registration and without the availability of an exemption from registration under the Securities Act of 1933. Options for approximately 18,000 shares remain outstanding under such Plan and such options and the shares offered thereby were also issued and/or offered without registration under the Securities Act of 1933. Notwithstanding the failure to register options and shares issued and/or offered under such Plan, the Company’s liability with respect to such unregistered transactions is not material in that as of the date of this Report, it is in the aggregate estimated to be less than $400,000 without regard to the applicability of the one-year statute of limitations under the Securities Act of 1933 as to failures to register the securities issued and/or offered. Assuming the applicability of such statute of limitations, the Company’s liability for the registration failures would be substantially less than such amount. The Company is taking steps to immediately rectify the situation and to register options and shares still being offered under such Plan, and there will be no issuances of shares pursuant to exercises of options under such Plan until such registration is effective. Independently, the Company decided in April 2003 to discontinue grants of options under such Plan and, accordingly, the Plan is in a wind-down phase in any event.

Shares issued upon the exercise of options pursuant to such Plan prior to the quarter as to which this Report relates were as follows:

Fiscal Year	Aggregate Number of Shares Issued	Aggregate Consideration
2000	0	0
2001	11,100	$136,000
2002	1,200	$14,000
2003	400	$5,000
2004	2,900	$33,000

Item 6. Exhibits and Reports on Form 8-K

(a)	The following exhibits are filed with this Quarterly Report.

3.1(a)	Restated Certificate of Incorporation of the Company.

3.2(a)	Restated Bylaws of the Company.

10.1(b)	Business Loan Agreement dated November 22, 2004, made by and between Union Planters Bank, N.A., and Concord Technologies, LP, Geospace Technologies, LP, OYO Instruments, LP, Geospace Engineering Resources International, LP and OYOG Operations, LP.

10.2(b)	Promissory Note dated November 22, 2004, made by Concord Technologies, LP, Geospace Technologies, LP, OYO Instruments, LP, Geospace Engineering Resources International, LP and OYOG Operations, LP for the benefit of Union Planters Bank, NA.

10.3(b)	Guaranty Agreement dated November 22, 2004, made by and between the Company and Union Planters Bank, NA.

10.4(b)	Guaranty Agreement dated November 22, 2004, made by and between OYOG, LLC and Union Planters Bank, NA.

10.5(b)	Guaranty Agreement dated November 22, 2004, made by and between OYOG Limited Partner, LLC and Union Planters Bank, NA.

10.6(b)	Security Agreement dated as of November 22, 2004, between Union Planters Bank, N.A., and Concord Technologies, LP. Each of Geospace Technologies, LP, OYO Instruments, LP, Geospace Engineering Resources International, LP and OYOG Operations, LP has entered into a Security Agreement with Union Planters Bank, N.A. which is substantially identical to the Security Agreement attached as an exhibit to this Form 10-K.

10.7	Amendment No. 4 to OYO Geospace Corporation 1997 Key Employee Stock Option Plan effective February 8, 2005.

10.8	Amendment No. 1 to OYO Geospace Corporation 1997 Non-Employee Director Plan effective February 8, 2005.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed September 30, 1997 (Registration No. 333-36727).
(b)	Incorporated by reference to the Registrants Annual Report on Form 10-K for the year ended September 30, 2004 (File No. 333-36727).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OYO GEOSPACE CORPORATION

Date: February 8, 2005	By:	/s/ Gary D. Owens
Gary D. Owens, Chairman of the Board
President and Chief Executive Officer
(duly authorized officer)

Date: February 8, 2005	By:	/s/ Thomas T. McEntire
Thomas T. McEntire
Chief Financial Officer
(principal financial officer)