Form 10-Q
period 2005-03-31
OYO GEOSPACE CORP
filed 2005-05-04
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2005

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

There were 5,608,365 shares of the Registrant’s Common Stock outstanding as of the close of business on May 3, 2005.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2005	September 30, 2004
ASSETS

Current assets:
Cash and cash equivalents	$400	$3,139
Trade accounts receivable, net	14,783	10,849
Notes receivable	4,431	1,978
Inventories, net	30,530	25,406
Deferred income tax	1,777	1,567
Prepaid expenses and other	2,046	2,494

Total current assets	53,967	45,433

Rental equipment, net	2,352	1,916
Property, plant and equipment, net	22,386	21,421
Patents, net	2,782	3,127
Goodwill, net	1,843	1,843
Deferred income tax	2,548	2,700
Other assets	2,157	1,354

Total assets	$88,035	$77,794

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable and current maturities of long-term debt	$340	$1,029
Accounts payable	3,940	4,876
Accrued expenses and other	4,606	5,838
Deferred revenue	281	316
Income tax payable	683	585

Total current liabilities	9,850	12,644

Long-term debt	16,240	5,805

Total liabilities	26,090	18,449

Minority interest in consolidated subsidiary	174	145

Stockholders’ equity:
Preferred stock	—	—
Common stock	56	56
Additional paid-in capital	31,395	31,115
Retained earnings	29,666	27,752
Accumulated other comprehensive income	654	277

Total stockholders’ equity	61,771	59,200

Total liabilities and stockholders’ equity	$88,035	$77,794

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
Sales	$21,318	$16,320	$36,587	$33,678
Cost of sales	14,110	10,726	24,415	19,941

Gross profit	7,208	5,594	12,172	13,737

Operating expenses:
Selling, general and administrative	3,920	2,961	7,204	6,408
Research and development	1,252	1,281	2,430	2,481

Total operating expenses	5,172	4,242	9,634	8,889

Income from operations	2,036	1,352	2,538	4,848

Other income (expense):
Interest expense	(160)	(108)	(256)	(251)
Interest income	136	85	239	148
Foreign exchange gains (losses)	55	103	100	192
Other, net	18	(9)	15	(21)

Total other income, net	49	71	98	68

Income before income taxes and minority interest	2,085	1,423	2,636	4,916
Income tax expense	517	213	693	533

Income before minority interest	1,568	1,210	1,943	4,383
Minority interest	(26)	(19)	(29)	(24)

Net income	$1,542	$1,191	$1,914	$4,359

Basic earnings per share	$0.28	$0.21	$0.34	$0.78

Diluted earnings per share	$0.27	$0.21	$0.33	$0.77

Weighted average shares outstanding - Basic	5,598,435	5,571,354	5,594,747	5,562,943

Weighted average shares outstanding - Diluted	5,754,228	5,693,988	5,726,511	5,657,308

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended March 31, 2005	Six Months Ended March 31, 2004
Cash flows from operating activities:
Net income	$1,914	$4,359
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income tax benefit	(57)	(409)
Depreciation	1,859	1,861
Amortization	349	340
Minority interest	29	24
(Gain) loss on disposal of property, plant and equipment	34	(145)
Bad debt expense	369	185
Effects of changes in operating assets and liabilities:
Trade accounts and notes receivable	(7,458)	(1,341)
Inventories	(5,125)	(1,014)
Prepaid expenses and other assets	(676)	792
Accounts payable	499	(286)
Accrued expenses and other	(1,406)	(9)
Deferred revenue	(35)	150
Income tax payable	98	989

Net cash provided by (used in) operating activities	(9,606)	5,496

Cash flows from investing activities:
Capital expenditures	(4,763)	(1,929)
Proceeds from sale of property and equipment	1,367	1,229

Net cash used in investing activities	(3,396)	(700)

Cash flows from financing activities:
Borrowings under debt arrangements	14,922	10,462
Principal payments on debt arrangements	(5,175)	(16,054)
Proceeds from exercise of stock options	179	286

Net cash provided by (used in) financing activities	9,926	(5,306)

Effect of exchange rate changes on cash	337	458

Decrease in cash and cash equivalents	(2,739)	(52)

Cash and cash equivalents, beginning of period	3,139	671

Cash and cash equivalents, end of period	$400	$619

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet of OYO Geospace Corporation (“OYO Geospace”) and its subsidiaries (collectively, the “Company”) at September 30, 2004 was derived from the Company’s audited consolidated financial statements as of that date. The consolidated balance sheet at March 31, 2005 and the consolidated statements of operations for the three and six months ended March 31, 2005 and 2004, and the consolidated statements of cash flows for the six months ended March 31, 2005 and 2004, were prepared by the Company, without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows were recorded. The results of operations for the three and six months ended March 31, 2005 are not necessarily indicative of the operating results for a full year or of future operations.

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

Goodwill and Other Intangibles

Goodwill represents the excess of the purchase price of purchased businesses over the estimated fair value of the acquired business’ net assets. Under the Statement of Financial Accounting Standards, or “SFAS”, 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment. Intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives; however, no maximum life applies. In accordance with the provisions of SFAS 142, the Company no longer records goodwill amortization expense. The Company reviews the carrying value of goodwill and other long-lived assets to determine whether there has been an impairment since the date of the relevant acquisition. The Company has elected to make September 30 the annual impairment assessment date and will perform additional impairment tests if a change in circumstances occurs that would more likely than not reduce the fair value of long-lived assets below their carrying amount. The assessment is performed in two steps: step one is to test for potential impairment and if potential losses are identified, step two is to measure the impairment loss. The Company performed step one at September 30, 2004 and found that there were no impairments at that time; thus, step two was not necessary.

Revenue Recognition

The Company primarily derives revenue from the sale, and short-term rental under operating leases, of seismic instruments and equipment and thermal solutions products. The Company generally recognizes sales revenues when its products are shipped and title and risk of loss have passed to the customer. The Company recognizes rental revenues as earned over the rental period. Rentals of the Company’s equipment generally range from daily rentals

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

to rental periods of up to six months or longer. Except for certain of the Company’s reservoir characterization products, its products are generally sold without any customer acceptance provisions and its standard terms of sale do not allow customers to return products for credit. In instances where there is a significant performance test, the Company does not recognize the revenue attributable to the performance test until the performance test is satisfied. Collection of this revenue may occur at various stages of production or after delivery of the product, and is not refundable to the customer.

Most of the Company’s products do not require installation assistance or sophisticated instruction. The Company offers a standard product warranty obligating it to repair or replace equipment with manufacturing defects. The Company maintains a reserve for future warranty costs based on historical experience or, in the absence of historical experience, management estimates. The Company records a write-down of inventory when the cost basis of any item (including any estimated future costs to complete the manufacturing process) exceeds its net realizable value.

On occasion, customers ordering the Company’s new/unproven reservoir characterization technology products will require that such products meet rigid physical specifications and requirements encountered in environments where these customers operate. On these occasions, sales contracts for these products have been designed to allow the Company to receive an additional performance bonus after the customer confirms that the product meets the predefined performance test. In these instances, the Company does not recognize revenue attributable to the performance test until the performance test has been satisfied.

The Company recognizes revenue when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists. The Company operates under a purchase order/contract system for goods sold to customers, and under rental/lease agreements for equipment rentals. These documents evidence that an arrangement exists.

•	Delivery has occurred or services have been rendered. For product sales, the Company does not recognize revenues until delivery has occurred or performance measures are met. For rental revenue, the Company recognizes revenue when earned.

•	The seller’s price to the buyer is fixed or determinable. Sales prices are defined in writing in a customer’s purchase order, purchase contract or equipment rental agreement.

•	Collectibility is reasonably assured. The Company evaluates customer credit to ensure that collectibility of revenue is reasonably assured.

Occasionally the Company’s customers are not able to take immediate delivery of products which were specifically manufactured to the customer’s specifications. These occasions generally occur when the Company’s customers face logistical issues, such as project delays or seismic crew deployment issues. In these instances, the Company’s customers have asked it to hold the equipment for a short period of time until they can take physical delivery of the product (referred to as “bill and hold” arrangements). The Company considers the following criteria when recognizing revenue when delivery has not occurred:

•	Whether the risks of ownership have passed to the customer,

•	Whether the Company has obtained a fixed commitment to purchase the goods in written documentation from the customer,

•	Whether the customer requested that the transaction be on a bill and hold basis and the Company received that request in writing,

•	Whether there is a fixed schedule for delivery of the product,

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

•	Whether the Company has any specific performance obligations such that the earning process is not complete,

•	Whether the equipment is segregated from the Company’s other inventory and is not subject to being used to fill other orders, and

•	Whether the equipment is complete and ready for shipment.

The Company does not modify its normal billing and credit terms for bill and hold arrangements. There are no bill and hold arrangements reflected in the Company’s financial statements as of and for the periods ended March 31, 2005.

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

Product Warranties

The Company offers a standard product warranty obligating it to repair or replace equipment with manufacturing defects. The Company maintains a reserve for future warranty costs based on historical experience or, in the absence of historical product experience, management’s estimates. Changes in the warranty reserve are contained in the following table (in thousands):

Balance at the beginning of the six-month period starting October 1, 2004	$909
Accruals for warranties issued during the period	409
Accruals related to pre-existing warranties (including changes in estimates)	—
Settlements made (in cash or in kind) during the period	(486)

Balance at the end of the six-month period ending March 31, 2005	$832

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Stock-Based Compensation

Employee stock plans are accounted for under the intrinsic value method of recognition and measurement principles as discussed in the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company utilizes the Black-Scholes option valuation model to value stock options for pro forma presentation of income and per share data as if the fair value based method in SFAS No. 123, “Accounting for Stock-Based Compensation”, had been used to account for stock-based compensation. The following presents pro forma effect on net income and earnings per share data as if a fair value based method had been used to account for stock-based compensation (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
Net income, as reported	$1,542	$1,191	$1,914	$4,359

Add: Total stock-based employee compensation, net of taxes	—	—	—	—

Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(70)	(168)	(128)	(263)

Pro forma income	$1,472	$1,023	$1,786	$4,096

Earnings per share:

Basic-as reported	$0.28	$0.21	$0.34	$0.78
Basic-pro forma	$0.26	$0.18	$0.32	$0.74

Diluted-as reported	$0.27	$0.21	$0.33	$0.77
Diluted-pro forma	$0.26	$0.18	$0.31	$0.72

The above amounts are based on the Black-Scholes valuation model. The key variables used in valuing the options were as follows: risk free interest rate based on an estimated option term of ten years, no dividends, a risk-free rate of 4.1% and an expected volatility of 55%.

The Company has not issued any shares of restricted stock since August 1, 2001. All issued shares of restricted stock are fully vested; thus there are no outstanding shares of restricted stock. The prior issuances by the Company of restricted stock were recorded at the fair value of the stock subject to those awards and were recorded as a component of stockholders’ equity, with a credit to additional paid in capital. The Company recorded compensation expense based on the vesting criteria of the individual awards. The Company will account for future issuances of restricted stock awards in accordance with applicable guidelines, which require that stock-based awards be measured and recognized at fair value. All factors for the valuation of such awards will be determined under the Black-Scholes option-pricing model.

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151 “Inventory Costs” (“SFAS 151”). This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this statement requires the allocation of fixed production overhead to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred in fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of fiscal year 2006. The Company is currently evaluating the impact of SFAS 151 on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R will be effective for fiscal years beginning after December 15, 2005 and, thus, will be effective for the Company at the beginning of fiscal year 2007. Retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Company is currently evaluating the impact of SFAS 123R on its consolidated financial statements.

On December 16, 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 replaces the exception from fair value measurement in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is to be applied prospectively, and is effective for nonmonetary asset exchanges occurring in fiscal years beginning after the date of issuance of SFAS No. 153 and thus, will be effective for the Company at the beginning of its fiscal year 2006. The Company believes that the adoption of this Standard will not have a material impact on the Company’s consolidated statement of financial position or operations.

In March 2005, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB No. 107”). SAB No. 107 outlines the SEC staff’s position regarding the application of SFAS No. 123(R). SAB No. 107 contains interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 also highlights the importance of disclosures related to the accounting for share-based payment transactions. The Company is currently reviewing the effect of SAB No. 107 on its consolidated statement of financial position and operations.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2. Earnings Per Common Share

The following table summarizes the Company’s net earnings and weighted average common shares outstanding and common share equivalents shares outstanding for purposes of the computation of earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
Net earnings available to common stockholders	$1,542	$1,191	$1,914	$4,359

Weighted average common shares outstanding	5,598,435	5,571,354	5,594,747	5,562,943
Weighted average common share equivalents outstanding	155,793	122,634	131,764	94,365

Weighted average common shares and common share equivalents outstanding	5,754,228	5,693,988	5,726,511	5,657,308

Basic earnings per share	$0.28	$0.21	$0.34	$0.78

Diluted earnings per common share	$0.27	$0.21	$0.33	$0.77

Options totaling 4,227 and 14,715 shares of common stock for the three months ended March 31, 2005 and March 31, 2004, respectively, and options totaling 6,467 and 29,426 shares of common stock for the six months ended March 31, 2005 and 2004, respectively, were not included in the computation of weighted average shares because the impact of these options was antidilutive.

3. Comprehensive Income

Comprehensive income includes all changes in the Company’s equity, except those resulting from investments by and distributions to its stockholders. The following table summarizes the components of the Company’s comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
Net income	$1,542	$1,191	$1,914	$4,359

Foreign currency translation adjustments	(519)	(121)	377	337

Total comprehensive income	$1,023	$1,070	$2,291	$4,696

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4. Trade Accounts and Notes Receivable

The Company’s current trade accounts and notes receivable consisted of the following (in thousands):

	March 31, 2005	September 30, 2004
Trade accounts receivable	$15,851	$11,538
Allowance for doubtful accounts	(1,068)	(689)

	$14,783	$10,849

The allowance for doubtful accounts represents the Company’s best estimate of probable credit losses. The Company determines the allowance based upon historical experience and a review of its balances. Accounts receivable balances are charged off against the allowance whenever it is probable that the receivable will not be recoverable. The Company does not have any off-balance-sheet credit exposure related to its customers.

At March 31, 2005 and September 30, 2004, the Company’s current notes receivable were $4.4 million and $2.0 million, respectively. The Company also had notes receivable of $1.7 million and $0.6 million classified as long-term at March 31, 2005 and March 31, 2004, respectively. The long-term trade notes receivable are classified on the balance sheet as other assets. Notes receivable are generally collateralized by the products sold, and bear interest at rates ranging up to 11% per year. The notes receivable at March 31, 2005 will be due at various times through December 2006. The increase in trade notes receivable resulted from the sale of products to customers requesting extended financing terms. The Company has a demonstrated history of successfully collecting its notes receivable.

5. Inventories

The Company’s inventories consisted of the following (in thousands):

	March 31, 2005	September 30, 2004
Finished goods	$4,950	$5,471
Work-in-process	9,220	3,940
Raw materials	18,251	17,627
Obsolescence reserve	(1,891)	(1,632)

	$30,530	$25,406

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

The following tables summarize the Company’s segment information (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
Net sales:
Seismic	$18,152	$12,925	$29,944	$27,509
Thermal solutions	3,166	3,395	6,643	6,169

Total	$21,318	$16,320	$36,587	$33,678

Income (loss) from operations:
Seismic	$4,210	$2,276	$6,244	$7,481
Thermal solutions	(89)	512	17	588
Corporate	(2,085)	(1,436)	(3,723)	(3,221)

Total	$2,036	$1,352	$2,538	$4,848

			March 31, 2005	September 30, 2004
Total assets:
Seismic			$63,222	$49,667
Thermal solutions			14,167	15,979
Corporate			10,646	12,148

			$88,035	$77,794

Included in the Company’s seismic business segment’s results for the six months ended March 31, 2004 was a bonus award of approximately $3.1 million resulting from the successful performance of the Company’s permanent seabed seismic reservoir characterization and monitoring system to a major oil company in the North Sea. There were no significant costs incurred in that period related to the performance bonus earned.

7. Line of Credit

On November 22, 2004, several of OYO Geospace’s subsidiaries entered into a new credit agreement (the “New Credit Agreement”) with a bank. Under the New Credit Agreement, OYO Geospace’s borrower subsidiaries can borrow up to $15.0 million secured principally by their accounts and notes receivable and inventories. The New Credit Agreement expires on November 21, 2007. Borrowings under the New Credit Agreement are subject to

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

borrowing base restrictions based on levels of eligible accounts receivable, notes receivable and inventories. The New Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial amounts, restricts OYO Geospace and the borrower subsidiaries’ ability to pay dividends and contains other covenants customary in agreements of this type. The interest rate for borrowings under the New Credit Agreement is, at the borrower subsidiaries’ option, a discounted prime rate or a LIBOR based rate. At March 31, 2005 there were borrowings of $11.2 million under the New Credit Agreement, and additional borrowings of $3.8 million available. This level of borrowings under the New Credit Facility resulted from (i) a $7.5 million increase in the Company’s accounts and notes receivable resulting from increased business activity, (ii) a $5.1 million increase in the Company’s inventories due to increased customer orders, (iii) a $4.8 million investment in property and equipment, including $1.4 million for printhead production equipment purchased from Graphtec Corporation and $0.9 million to construct a cleanroom to utilize such equipment to manufacture printheads at our Pinemont Facility in Houston, and (iv) a $1.2 million payment by the Company for fiscal 2004 accrued employee bonuses.

Prior to entering into the New Credit Agreement, several of OYO Geospace’s subsidiaries were a party to a credit agreement (the “Previous Credit Agreement”) with a bank, and could borrow up to $10.0 million secured principally by the subsidiaries’ accounts receivable and inventories. The Previous Credit Agreement, as amended, was scheduled to expire on February 27, 2005; however this agreement was terminated on November 22, 2004 and replaced by the New Credit Agreement.

8. Film Supplier Developments

On July 3, 2002, the Company’s former primary supplier of dry thermal film (“Former Primary Film Supplier”) filed a Chapter 11 reorganization petition in Federal Bankruptcy Court for the Western District of New York. At the date of such bankruptcy filing, the Company had $3.4 million of long-term assets carried on its balance sheet as a result of the prior transactions with the Former Primary Film Supplier (including a $2.3 million investment in intellectual property acquired from the Former Primary Film Supplier).

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

On December 10, 2002, the Company received a notice of claim, in connection with the Former Primary Film Supplier’s bankruptcy, for alleged preferential payments made by the Former Primary Film Supplier to it in the period before filing of the bankruptcy proceeding in the approximate amount of $259,000. The Company recorded a provision for this claim based upon its estimate of the likelihood of a liability and probable loss. On July 7, 2004, an amended claim was filed against the Company and the amount of the alleged preferential payments made by the Former Primary Film Supplier was increased to approximately $895,000. The Former Primary Film Suplier’s bankruptcy proceeding has been converted to a Chapter 7 liquidation proceeding, and a trustee has been appointed for the bankrupt estate. The Company is unable at this time to estimate the likelihood of a liability arising out of this

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

supplemental claim or the amount, if any, of probable loss. The Company intends to vigorously defend against such claim under the overall circumstances of its relationship with the Former Primary Film Supplier. At present, the Company does not know whether it will make any claims against the Former Primary Film Supplier and it is unable to predict whether any additional claims will be made against it in connection with the Former Primary Film Supplier’s bankruptcy proceeding as to any aspect of its relationship with the Former Primary Film Supplier. The Company is unable at this time to predict the outcome and effects of this situation.

9. Income Taxes

The Company’s United States statutory tax rate for the periods reported was 34.0%; however, the Company’s effective tax rate for the three months and six months ended March 31, 2005 was 24.8% and 26.3%, respectively. The effective tax rate reflects anticipated U.S. tax benefits related to extraterritorial income deductions applicable to foreign export sales. The effective tax rate for the three months and six months ended March 31, 2004 was 15.0% and 10.8%, respectively. During the six months ended March 31, 2004, the Company realized taxable income that allowed it to utilize certain of its deferred tax assets and, therefore, the Company reversed a deferred tax valuation allowance of $0.8 million during the first quarter ended December 31, 2004.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the Act). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends-received deduction for certain dividends from controlled foreign operations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions in the Act. As such, the Company is not yet in a position to decide on whether, and to what extent, it might repatriate foreign earnings that have not yet been remitted to the U.S.

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

Overview

We design and manufacture instruments and equipment used in the acquisition and processing of seismic data as well as in the characterization and monitoring of producing oil and gas reservoirs. We have been in the seismic instrument and equipment business since 1980, marketing our products primarily to the oil and gas industry worldwide. We also design, manufacture and distribute thermal imaging equipment and dry thermal film products to the thermal solutions industry. We have been serving the thermal solutions industry since 1995. We report and evaluate financial information for each of these two segments: Seismic and Thermal solutions. Certain summary financial data for our business segments which was previously presented in prior periods has now been reclassified to conform to the current year presentation.

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

Orders for our products can vary substantially from quarter to quarter, and our order backlog and the nature of our order backlog often do not allow us to have great visibility as to future business beyond three months or so. In addition, orders can vary substantially from quarter to quarter because reservoir characterization projects, especially large-scale deepwater projects, require the use of more equipment over a longer period of time than is required by conventional surface seismic systems. We refer to these reservoir characterization systems as “large-scale” because their sales price may be in excess of $20 million and they can take six months or more to manufacture. Revenue recognition in accordance with generally accepted accounting principles for these large-scale projects has the potential to result in substantial fluctuations in our quarterly performance because a significant portion of the sales price of these systems is typically recognized as revenue in one quarter (when the system is delivered to the customer) under the criteria for the recognition of revenue specified below under the caption “Overview — Critical Accounting Policies.” These variations may impact our operating results and cash flow and expense levels in any given quarter. Furthermore, because of the scale and nature of reservoir characterization projects, there may be delays in their implementation and uncertainties about their final course.

During our fiscal year ended September 30, 2002, we delivered a reservoir characterization and monitoring system to a major oil company for installation in one of its fields in the North Sea. The initial price for this contract was approximately $18.8 million, including a $3.0 million performance bonus. We manufactured the system in accordance with our customer’s specifications, and delivered this system to our customer in fiscal year 2002. As a result of delivery and the transfer of the system’s title and risk of loss to our customer, we recognized revenue of approximately $15.8 million, and the related cost of goods sold and estimated warranty cost, in fiscal year 2002. Under the contract for the sale of this system, we were entitled to a $3.0 million performance bonus payment if the system performed to specifications from the time of its installation through December 31, 2003. In fiscal year 2003, the customer ordered additional components to expand the system, valued at $3.1 million, including a $0.6 million additional performance bonus. Upon the customer’s acceptance of title and risk of loss to the additional components, we recognized $2.5 million of revenues from the sale of these additional components in fiscal year 2003. Once the system was installed on the ocean-bottom, the system performed successfully through December 31, 2003, and the customer paid us the aggregate performance bonus of $3.6 million (which included the $3.0 million performance bonus included in the initial sales contract and the additional $0.6 million performance bonus included in connection with the order of the additional components), which we recognized as revenue in fiscal year 2004. Our product warranty obligation extends to May 2006 for certain components of the system.

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

On September 30, 2004, we acquired the thermal printhead production assets of Graphtec Corporation (“Graphtec”) for approximately $1.8 million, including $1.4 million for equipment and $0.4 million for inventories and prepaid taxes, which was paid in cash on October 1, 2004. Prior to that date, Graphtec was the only supplier of wide-format thermal printheads that we use to manufacture our wide-format thermal imaging equipment. We concluded the manufacturing of printheads in Japan during our first quarter ended December 31, 2004, and during our second quarter relocated these assets to a newly constructed cleanroom at our Pinemont facility (our main facility) in Houston, Texas. We began printhead production at our Pinemont facility in April 2005. It cost approximately $0.9 million to construct the cleanroom at our Pinemont facility.

Results of Operations

We report and evaluate financial information for two segments: Seismic and Thermal Solutions. Summary financial data by business segment follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
Seismic
Revenue	$18,152	$12,925	$29,944	$27,509
Operating income	4,210	2,276	6,244	7,481

Thermal Solutions
Revenue	3,166	3,395	6,643	6,169
Operating income (loss)	(89)	512	17	588

Corporate
Operating loss	(2,085)	(1,436)	(3,723)	(3,221)

Consolidated Totals
Revenue	21,318	16,320	36,587	33,678
Operating income	2,036	1,352	2,538	4,848

Overview

Three and six months ended March 31, 2005 compared to three and six months ended March 31, 2004

Consolidated sales for the three and six months ended March 31, 2005 increased by $5.0 million, or 30.6%, and $2.9 million, or 8.6%, respectively, from the corresponding periods of the prior fiscal year. The increase in sales reflects strong demand from customers in our seismic business segment as exploration activities increase due to higher oil and gas commodity prices. Sales for the six months ended March 31, 2004 include a performance bonus award of $3.1 million recorded in December 2003. The bonus payment resulted from the successful installation and performance of a permanent seismic reservoir characterization system delivered to a major oil company in fiscal years 2002 and 2003 described above under the heading “Overview – Seismic”.

Consolidated gross profits for the three months ended March 31, 2005 increased by $1.6 million, or 28.9%, from the corresponding period of the prior year. The increase in gross profits resulted primarily from increased sales volume and manufacturing efficiencies resulting from increased plant utilization. Consolidated gross profits for the six months ended March 31, 2005 decreased by $1.6 million, or 11.4%, from the corresponding period of the prior year. The lower gross profits are primarily attributable to the $3.1 million performance bonus award included in gross profits of the corresponding period of the prior year described above under the heading “Overview – Seismic”.

Consolidated operating expenses for the three and six months ended March 31, 2005 increased $0.9 million, or 21.9%, and $0.7 million, or 8.4%, respectively, from the corresponding periods of the prior fiscal year. The increase in operating expenses primarily resulted from (i) increased bad debt expenses, (ii) Sarbanes-Oxley readiness costs, (iii) consulting expenses related to upgrading and improving our enterprise software system, and (iv) costs to relocate employees from Japan to Houston in connection with our acquisition of assets from Graphtec described above under the heading “Overview – Thermal Solutions”.

Our United States statutory tax rate for the periods reported was 34.0%; however, our effective tax rate for the three months and six months ended March 31, 2005 was 24.8% and 26.3%, respectively. This effective tax rate reflects anticipated U.S. tax benefits related to extraterritorial income deductions applicable to foreign export sales and lower tax rates in certain foreign jurisdictions. The effective tax rate for the three months and six months ended March 31, 2004 was 15.0% and 10.8%, respectively. During the six months ended March 31, 2004, we realized taxable income that allowed us to utilize certain of our deferred tax assets and we therefore reversed a deferred tax valuation allowance of $0.8 million during the first quarter ended December 31, 2004.

Seismic

Our seismic product lines currently consist of high definition reservoir characterization products and services, geophones and hydrophones, including multi-component geophones and hydrophones, seismic leader wire, geophone string connectors, seismic telemetry cable, marine seismic cable retrieval and steering devices and small data acquisition systems targeted at niche markets.

Net Sales

Sales of our seismic products for the three and six months ended March 31, 2005 increased $5.2 million, or 40.4%, and $2.4 million, or 8.9%, respectively, from the corresponding periods of the prior fiscal year. The large increase for the three months ended March 31, 2005 primarily resulted from increased sales to our seismic exploration customers, particularly equipment sales in Canada, and the favorable impact of foreign currency exchange rates. Such sales increases were partially offset by lower than normal equipment rental income in the amount of $0.8 million due to a warmer winter season in Canada. Sales for the six months ended March 31, 2004 include a performance bonus award of $3.1 million recorded in December 2003. The bonus payment resulted from the successful installation and performance of a permanent seismic reservoir characterization system delivered to a major oil company in fiscal years 2002 and 2003 described above under the heading “Overview – Seismic”.

Operating Income

Operating income for the three months ended March 31, 2005 increased $1.9 million, or 85.0%, from the corresponding period of the prior fiscal year. Operating income increased due to higher sales and manufacturing efficiencies resulting from improved factory utilization. Operating income for the six months ended March 31, 2005 decreased $1.2 million, or 16.5%, from the corresponding period of the prior fiscal year. The decrease in operating income is primarily attributable to the receipt of the $3.1 million bonus payment in the prior year period (discussed above under the heading “Overview – Seismic”).

Thermal Solutions

Our thermal solutions business segment manufactures and sells thermal imaging equipment and dry thermal film primarily to the screen print, point of sale, signage and textile market sectors.

Net Sales

Sales of our thermal solutions products for the three months ended March 31, 2005 decreased $0.2 million, or 6.8%, from the corresponding period of the prior year. While sales of many thermal solutions products decreased marginally from sales in the corresponding quarter of the prior year period, sales of thermal printheads were low during the quarter due to the relocation of the printhead production assets that we purchased from Graphtec from Japan to Houston. As is discussed in further detail above under the heading “Overview – Thermal Solutions,” this relocation is complete and we resumed printhead production operations at our Pinemont facility in April 2005. Sales of our thermal solutions products for the six months ended March 31, 2005 increased $0.5 million, or 7.7%, from the corresponding period of the prior year. This increase in sales is primarily due to the purchase of the thermal printhead production assets from Graphtec and our consequent sale of printheads during a portion of that six-month period.

Operating Income

Our operating income for the three and six months ended March 31, 2005 decreased $0.6 million, or 117.4%, and $0.6, or 97.1%, respectively, from the corresponding periods of the prior fiscal year. Such decreases are generally the result of (i) increased bad debt expenses, (ii) increased warranty costs, (iii) idle production costs associated with the transition of the thermal printhead production assets from Japan to Houston, and (iv) a marginal decline in sales due to decreased demand.

Facilities Reorganization

As part of our consolidation and reorganization plan, in fiscal year 2004 we relocated our headquarters and the operations of five Houston-area facilities into a new 207,000 square foot facility located at 7007 Pinemont Drive in Houston, Texas (the “Pinemont facility”). At that time, our plan contemplated the sale or lease of our owned vacant facilities. In December 2003, we sold a vacant facility in Houston, Texas for $0.8 million and recorded a gain of $66,000. In December 2004, we sold a vacant facility in Stafford, Texas for $1.3 million and used those proceeds to pay a mortgage termination fee of $0.1 million and to pay sales commissions and other fees of $0.1 million. As a result of this sale, we incurred a loss of $28,000 during the quarter ended December 31, 2004.

Our only remaining vacant facility is a 77,000 square foot vacant manufacturing building located at 7334 N. Gessner in northwest Houston (the “Gessner facility”). Due to our recent receipt of several large customer orders and the constrained manufacturing capacity at our Pinemont facility, we are utilizing a portion of the Gessner facility for various manufacturing and assembly operations. We did not incur significant expenditures to retrofit this facility to accommodate these operations.

Liquidity and Capital Resources

At March 31, 2005, we had $0.4 million in cash and cash equivalents. For the six months ended March 31, 2005, we used approximately $9.6 million of cash in operating activities. The increase in cash used in operating activities was primarily the result of (i) an increase in accounts and notes receivable in the amount of $7.5 million, due to increased sales and the use of short-term and long-term promissory notes provided to customers requesting financial assistance, (ii) an increase in inventories of $5.1 million due to increased orders from our seismic exploration customers, and (iii) a decrease in accrued expenses of $1.4 million as a result of the payment of fiscal 2004 employee bonuses. These uses of cash were partially offset by cash generated as net income in the amount of $1.9 million, which included non-cash charges of $2.2 million for depreciation and amortization. In addition, we increased our accounts payable by $0.5 million due primarily to increased inventory purchases, and we decreased our prepaid expenses and other assets by $0.7 million due to the sale of a vacant facility located in Stafford, Texas.

For the six months ended March 31, 2005, we used approximately $3.4 million of cash in investing activities. We received $1.3 million of cash proceeds from the sale of the Stafford facility referred to above. We used $4.8 million of cash for capital expenditures, including approximately $1.4 million paid to Graphtec on October 1, 2004 for its printhead manufacturing equipment and $0.9 million for the construction of a cleanroom at our Pinemont facility for future thermal printhead production. We estimate that our total capital expenditures in fiscal year 2005 will be approximately $6.0 million, which we expect to fund through operating cash flows and borrowings under our New Credit Agreement discussed below.

For the six months ended March 31, 2005, we generated approximately $9.9 million of cash in financing activities primarily from borrowings under our New Credit Agreement. This amount includes a $0.7 million repayment of a mortgage upon the sale of our Stafford facility.

On November 22, 2004, several of our subsidiaries entered into a new credit agreement (the “New Credit Agreement”) with a bank. Under the New Credit Agreement, our borrower subsidiaries can borrow up to $15.0 million principally secured by their accounts and notes receivable and inventories. The New Credit Agreement expires on November 21, 2007. Borrowings under the New Credit Agreement are subject to borrowing base restrictions based on levels of eligible accounts receivable, notes receivable and inventories. The New Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial amounts, restricts our and our borrower subsidiaries’ ability to pay dividends and contains other covenants customary in agreements of this type. The interest rate for borrowings under the New Credit Agreement is, at our borrower subsidiaries’ option, a discounted prime rate or a LIBOR based rate.

At March 31, 2005 there were borrowings of $11.2 million under the New Credit Agreement, and additional borrowings available of $3.8 million available. The significant increase in the level of borrowings under the New Credit Facility since September 30, 2004 resulted from (i) a $7.5 million increase in the Company’s accounts and notes receivable resulting from increased business activity, (ii) a $5.1 million increase in our inventories due to increased customer orders, (iii) a $4.8 million investment in property and equipment, including $1.4 million for printhead production equipment purchased from Graphtec Corporation and $0.9 million to construct a cleanroom to utilize such equipment to manufacture printheads at our Pinemont facility, and (iv) a $1.2 million payment for fiscal 2004 accrued employee bonuses.

Prior to entering into the New Credit Agreement, several of our subsidiaries were a party to a credit agreement (the “Previous Credit Agreement”) with a bank, and could borrow up to $10.0 million principally secured by their accounts receivable and inventories. The Previous Credit Agreement, as amended, was scheduled to expire on February 27, 2005; however this agreement was terminated on November 22, 2004 and replaced by the New Credit Agreement.

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

Goodwill represents the excess of the purchase price of purchased businesses over the estimated fair value of the acquired business’ net assets. Under the Statement of Financial Accounting Standards, or “SFAS”, 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment. Intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives; however, no maximum life applies. In accordance with the provisions of SFAS 142, we no longer record goodwill amortization expense. We review the carrying value of goodwill and other long-lived assets to determine whether there has been an impairment since the date of the relevant acquisition. We have elected to make September 30 the annual impairment assessment date and will perform additional impairment tests if a change in circumstances occurs that would more likely than not reduce the fair value of long-lived assets below their carrying amount. The assessment is performed in two steps: step one is to test for potential impairment and if potential losses are identified, step two is to measure the impairment loss. We performed step one at September 30, 2004 and found that there were no impairments at that time; thus, step two was not necessary.

We primarily derive revenue from the sale, and short-term rental under operating leases, of seismic instruments and equipment and thermal solutions products. We generally recognize sales revenues when our products are shipped and title and risk of loss have passed to the customer. We recognize rental revenues as earned over the rental period. Rentals of our equipment generally range from daily rentals to rental periods of up to six months or longer. Except for certain of our reservoir characterization products, our products are generally sold without any customer acceptance provisions and our standard terms of sale do not allow customers to return products for credit. In instances where there is a significant performance test, we do not recognize the revenue attributable to the performance test until the performance test is satisfied. Collection of this revenue may occur at various stages of production or after delivery of the product, and is not refundable to the customer.

Most of our products do not require installation assistance or sophisticated instruction. We offer a standard product warranty obligating us to repair or replace equipment with manufacturing defects. We maintain a reserve for future warranty costs based on historical experience or, in the absence of historical experience, management estimates. We record a write-down of inventory when the cost basis of any item (including any estimated future costs to complete the manufacturing process) exceeds its net realizable value.

On occasion, customers ordering our new/unproven reservoir characterization technology products will require that such products meet rigid physical specifications and requirements encountered in environments where these customers operate. On these occasions, sales contracts for these products have been designed to allow us to receive an additional performance bonus after the customer confirms that the product meets the predefined performance test. In these instances, we do not recognize revenue attributable to the performance test until the performance test has been satisfied.

Occasionally our seismic customers are not able to take immediate delivery of products which were specifically manufactured to the customer’s specifications. These occasions generally occur when our customers face logistical issues with their seismic crew deployment. In these instances, our customers have asked us to hold the equipment for a short period of time until they can take physical delivery of the product (referred to as ‘bill and hold” arrangements). We consider the following criteria for recognizing revenue when delivery has not occurred:

•	Whether the risks of ownership have passed to the customer,

•	Whether we have obtained a fixed commitment to purchase the goods in written documentation from the customer,

•	Whether the customer requested that the transaction be on a bill and hold basis and we received that request in writing,

•	Whether there is a fixed schedule for delivery of the product,

•	Whether we have any specific performance obligations such that the earning process is not complete,

•	Whether the equipment is segregated from our other inventory and are not subject to being used to fill other orders, and

•	Whether the equipment is complete and ready for shipment.

We do not modify our normal billing and credit terms for these types of sales. There are no bill and hold arrangement reflected in our financial statements as of and for the periods ended March 31, 2005.

We recognize revenue when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists. We operate under a purchase order/contract system for goods sold to customers, and under rental/lease agreements for equipment rentals. These documents evidence that an arrangement exists.

•	Delivery has occurred or services have been rendered. For product sales, we do not recognize revenues until delivery has occurred or performance measures are met. For rental revenue, we recognize revenue when earned.

•	The seller’s price to the buyer is fixed or determinable. Sales prices are defined in writing in a customer’s purchase order, purchase contract or equipment rental agreement.

•	Collectibility is reasonably assured. We have a customer credit policy to ensure collectibility is reasonably assured.

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R will be effective for fiscal years beginning after December 15, 2005 and thus will be effective for us at the beginning of fiscal year 2007. Retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. We are currently evaluating the impact of SFAS 123R on our consolidated financial statements.

On December 16, 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 replaces the exception from fair value measurement in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is to be applied prospectively, and is effective for nonmonetary asset exchanges occurring in fiscal years beginning after the date of issuance of SFAS No. 153, and thus, will be effective for us at the beginning of our fiscal year 2006. We believe that the adoption of this Standard will not have a material impact on our consolidated statement of financial position or operations.

In March 2005, the Securities and Exchange Commission released SEC Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment” (“SAB No. 107”). SAB No. 107 outlines the SEC staff’s position regarding the application of SFAS No. 123(R). SAB No. 107 contains interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 also highlights the importance of disclosures related to the accounting for share-based payment transactions. We are currently reviewing the effect of SAB No. 107 on our consolidated statement of position and operations.

Forward Looking Statements and Risks

Certain of the statements we make in this document and in documents incorporated by reference herein, including those made under the caption “Business”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in “Management’s Current Outlook” are, or may be, forward-looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such statements include projections of our expectations regarding our future capital expenditures, research and development expenses, expansion of product lines, growth of product markets and other statements that relate to future events or circumstances. These statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied by such forward-looking statements, including the risks and factors described below. You are cautioned to consider the following factors and risks in connection with evaluating any such forward-looking statements or otherwise evaluating an investment in our company.

Management’s Current Outlook.

Our estimates as to future results and industry trends, to the extent described in this document, are generally based on assumptions regarding the future level of seismic exploration activity, seismic reservoir monitoring projects and demand for thermal imaging technologies, and in turn, their effect on the demand and pricing of our products and services. Our analysis of the market and its impact on us is based upon the following assumptions for fiscal year 2005:

•	We believe the impact of political conditions and hostilities around the world, including those of the Middle East, which may have a significant impact on the oil and gas commodity prices, will not cause a significant decrease in demand for our seismic products during fiscal year 2005.

•	While we expect demand for our traditional seismic land and marine products to increase in 2005 due to higher oil and gas commodity prices, we believe sales of products into the traditional seismic contracting industry will remain constrained because:

•	in many international markets, the supply of land and marine contract seismic services currently exceeds the international demand for such services;

•	past customer consolidations have resulted in a surplus in the availability of certain seismic equipment;

•	the supply of seismic data stored in libraries is sufficient for many of the oil and gas producing regions around the world;

•	pricing for many of our land based seismic products will continue to be subject to competitive pressures due to industry wide manufacturing over-capacity and the emergence of new suppliers in China and elsewhere; and

•	competition among seismic equipment manufacturers could further intensify as large international seismic contractors expand their internal manufacturing capabilities or form alliances with competitors.

•	In the absence of any new large-scale deepwater reservoir characterization projects as to which none are now foreseen, revenues from our reservoir characterization products in fiscal year 2005 are expected to be below fiscal year 2004 levels.

•	Demand for our products used in the thermal solutions industry is expected to increase marginally in fiscal year 2005 due to our acquisition of the thermal printhead production assets from Graphtec and the commencement of printhead production at our Pinemont facility.

Commodity Price Levels May Affect Demand for our Products.

Demand for many of our products depends primarily on the level of worldwide oil and gas exploration activity. That activity, in turn, depends primarily on prevailing oil and gas prices and availability of seismic data. Historically, the markets for oil and gas have been volatile, and those markets are likely to continue to be volatile. Oil and gas prices are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond our control. These factors include the level of consumer demand, weather conditions, domestic and foreign governmental regulations, price and availability of alternative fuels, political conditions and hostilities in the Middle East and other significant oil-producing regions, increases and decreases in foreign supply of oil and gas, prices of foreign imports and overall economic conditions. A decline in the demand for our products could materially and adversely affect our results of operations and liquidity.

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

In particular, we have incurred substantial expenditures to develop seismic products for reservoir characterization applications. In addition, we recently began to try to use some of our capabilities, particularly our cable manufacturing capabilities, to supply products to new markets. Further, we have incurred substantial expense and effort to try to develop our thermal solutions products. We cannot assure you that we will realize our expectations regarding acceptance and revenues from our products and services in exisiting or new markets.

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

We May Experience Fluctuations in Quarterly Results of Operations.

Historically, the rate of new orders for our products has varied substantially from quarter to quarter. Moreover, we typically operate, and expect to continue to operate, on the basis of orders in hand for our products before we commence substantial manufacturing “runs”. Our order backlog and the nature of our order backlog generally does not allow us to have future visibility beyond three months or so. Thus our ability to replenish orders and the completion of orders, particularly large orders for deepwater reservoir characterization projects, can significantly impact the operating results and cash flow for any quarter, and results of operations for any one quarter may not be indicative of results of operations for future quarters.

Our Credit Risks Could Increase as Our Customers Continue to Face Difficult Economic Circumstances.

We believe, and have assumed, that our allowance for bad debts at March 31, 2005 is adequate in light of known circumstances. However, we cannot assure you that additional amounts attributable to uncollectible receivables and bad debt write-offs will not have a material adverse effect on our future results of operations. Many of our seismic contractor customers are not well capitalized and as a result cannot always pay our invoices when due. We have in the past incurred write-offs in our accounts receivable due to customer credit problems. We have found it necessary from time to time, and particularly in the six month period ended March 31, 2005, to extend trade credit, including on promissory notes, to long-term customers and others where some risks of non-payment exist. Although industry conditions have improved, some of our customers continue to experience liquidity difficulties, which increase those credit risks.

We Have a Relatively Small Public Float, and Our Stock Price May Be Volatile.

We have approximately 2.4 million shares outstanding held by non-affiliates. This small float results in a relatively illiquid market for our common stock. Our daily trading volume for the six months ended March 31, 2005 has averaged approximately 7,400 shares. Our small float and daily trading volumes have in the past caused, and may in the future result in significant volatility in our stock price.

Our Industry Is Characterized by Rapid Technological Development and Product Obsolescence.

Our instruments and equipment in both of our business segments are constantly undergoing rapid technological improvement. Our future success depends on our ability to continue to:

•	improve our existing product lines,

•	address the increasingly sophisticated needs of our customers,

•	maintain a reputation for technological leadership,

•	maintain market acceptance,

•	anticipate changes in technology and industry standards,

•	respond to technological developments on a timely basis, and

•	develop new markets for our products and capabilities

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

We Operate in Highly Competitive Markets.

The markets for our products are highly competitive. Many of our existing and potential competitors have substantially greater marketing, financial and technical resources than we do. Additionally, at least two competitors in our seismic business segment currently offer a broader range of instruments and equipment for sale than we do and market this equipment as “packaged” data acquisition systems. We do not currently offer for sale such a complete “packaged” data acquisition system. Further, certain of our competitors offer financing arrangements to customers on terms that we may not be able to match. In addition, new competitors may enter the market and competition could intensify.

As to our thermal solutions products, we compete with other printing solutions, including inkjet and laser printing technologies, many of which are provided by large companies with significant resources.

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

We Cannot Be Certain of Patent Protection of Our Products.

We hold and from time to time we apply for certain patents relating to our seismic data acquisition and other products. We also acquired several patents which relate to the development of dry thermal film from our former primary film supplier of dry thermal film. We cannot assure you that our patents will prove enforceable, that any patents will be issued for which we have applied or that competitors will not develop functionally similar technology outside the protection of any patents we have or may obtain.

Our Foreign Subsidiaries and Foreign Marketing Efforts Face Additional Risks and Difficulties.

Net sales outside the United States accounted for approximately 61% of our net sales during fiscal year 2004 and are again expected to represent a substantial portion of our net sales for fiscal year 2005 and subsequent years. Substantially all of our sales from the United States are made in U.S. dollars, but from time to time we make sales in foreign currencies and may, therefore, be subject to foreign currency fluctuations on our sales. In addition, net assets reflected on the balance sheets of our Russian, Canadian and United Kingdom subsidiaries are subject to currency fluctuations. Significant foreign currency fluctuations could adversely impact our results of operations.

Foreign sales are subject to special risks inherent in doing business outside of the United States, including the risk of war, terrorist activities, civil disturbances, embargo and government activities and foreign attitudes about conducting business activities with the United States, all of which may disrupt markets. A portion of our manufacturing is conducted through our subsidiary OYO-GEO Impulse, which is based in Ufa, Bashkortostan,

Russia. Our business could be directly affected by political and economic conditions in Bashkortostan and in Russia generally. Boycotts, protests, governmental sanctions and other actions in the region could adversely affect out ability to operate profitably. The risk of doing business in Russia and other economically or politically volatile areas could adversely affect our operations and earnings.

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

We Rely on Key Suppliers for Significant Product Components.

We currently manufacture dry thermal film which is used by our customers in the thermal imaging equipment we manufacture using the assets we acquired from Graphtec. We also purchase a large quantity of dry thermal film from an alternative supplier of dry thermal film or our “Other Film Supplier.” Except for our Other Film Supplier, we know of no other source for dry thermal film that performs well in our thermal imaging equipment.

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

We Are Subject to Control by a Principal Stockholder.

OYO Corporation, a Japanese corporation, owns indirectly in the aggregate approximately 50.8% of our common stock. Accordingly, OYO Corporation, through its wholly owned subsidiary OYO Corporation U.S.A., is able to elect all of our directors and to control our management, operations and affairs. We currently have, and may continue to have, a variety of contractual relationships with OYO Corporation and its affiliates.

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

A General Downturn in the U.S. Economy in Future Periods May Adversely Affect Our Business.

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

Sarbanes-Oxley Act of 2002.

In response to several high profile cases of accounting irregularities, the Sarbanes-Oxley Act of 2002 (“the Act”) was enacted into law on July 30, 2002. We are required to begin to comply with the annual requirements of Section 404 of the Act with respect to our internal controls over financial reporting effective for our fiscal year that ends September 30, 2006. The Act, and rules promulgated thereunder, as well as new NASDAQ listing standards addressing corporate governance issues, endeavor to provide greater accountability and promote investor confidence by imposing specific corporate governance requirements, by requiring more stringent controls and certifications by corporate management and by ultimately imposing new auditor attestations. The Act and new NASDAQ rules affect how audit committees, corporate management and auditors of publicly traded companies carry out their respective responsibilities and interact with each other and mandate composition of audit committees by independent directors. The Act has resulted in higher expenses for publicly traded companies, including us, as a result of higher audit and review fees, higher legal fees, higher director fees, and higher internal costs to document, test and potentially remediate internal controls. The Act, together with the financial scandals and difficult economic environment of recent years has also led to substantially increased premiums for director and officer liability insurance. These increased expenses affect smaller public companies, like us, disproportionately from their effects on companies with larger revenue and operating income bases with which to absorb such increased costs.

With respect to the internal controls requirement flowing from the Act, we will devote substantial efforts and incur significant expenses in fiscal years 2005 and 2006 in documenting, testing and potentially remediating our internal controls system. We have hired outside experts to help us with respect to these matters. Notwithstanding our substantial efforts, the requirements of the Act as to internal controls are new and significant and, to some extent, quite burdensome, and there exists a risk that we will not be able to meet all the requirements of the Act in such regard by the end of fiscal year 2006, when we are required to report on our internal controls and provide our auditor’s opinion thereon. It is possible that we will incur higher costs to comply with the Act than originally anticipated.

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

Foreign Currency and Operations Risk

We have a subsidiary located in Russia. Therefore, our financial results may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions in Russia or changes in Russia’s political climate. Our consolidated balance sheet at March 31, 2005 reflected approximately $3.0 million of net working capital related to our Russian subsidiary. This subsidiary both receives its income and pays its expenses primarily in rubles. To the extent that transactions of this subsidiary are settled in rubles, a devaluation of the ruble versus the U.S. dollar could reduce any contribution from our Russian subsidiary to our consolidated results of operations and total comprehensive income as reported in U.S. dollars. We do not hedge the market risk with respect to our operations in Russia; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of Russian rubles versus U.S. dollars to the extent such disruptions result in any reduced valuation of the Russian subsidiary’s net working capital or future contributions to our consolidated results of operations. Under recently passed tax legislation, we may be able to repatriate foreign earnings from Russia and elsewhere at a more attractive tax rate than had been applicable.

Foreign Currency Intercompany Accounts and Notes Receivable

From time to time, we provide access to capital to our foreign subsidiaries through U.S. dollar denominated interest bearing promissory notes. Such funds are generally used by our foreign subsidiaries to purchase capital assets and for general working capital needs. In addition, we sell products to our foreign subsidiaries in U.S. dollars on trade credit terms. Because these U.S. dollar denominated intercompany debts are accounted for in the local currency of our foreign subsidiaries, any appreciation or devaluation of such foreign currencies against the U.S. dollar will result in a gain or loss, respectively, to our consolidated statement of operations. At March 31, 2005, we had outstanding accounts and notes receivable of $4.0 million, $1.4 million, $0.3 million, $0.2 million and $42,000 from our subsidiaries in Canada, Russia, Japan, China and the United Kingdom, respectively.

Floating Interest Rate Risk

Our New Credit Agreement and our real estate mortgage agreement for our Pinemont facility each contains a floating interest rate. These floating interest rates subject us to the risk of increased interest costs associated with any upward movements in bank market interest rates. Under the New Credit Agreement, our borrowing interest rate is a discounted prime lending rate or a LIBOR based rate, whichever we select. Under the real estate mortgage agreement, our borrowing rate was a LIBOR based rate plus 200 basis points with a minimum rate of 3.8%. We amended the real estate mortgage agreement on April 13, 2005, reducing the borrowing rate to LIBOR plus 165 basis points with the minimum rate remaining at 3.8%. As of March 31, 2005, we had borrowed $11.2 million under the New Credit Agreement at a rate of 4.8% and we had borrowed $2.9 million under our real estate mortgage agreement at a rate of 4.8%. Due to the amount of borrowings outstanding under these facilities, including potential borrowings available under the New Credit Agreement, any increased interest costs associated with movements in market interest rates could be material to our financial condition, results of operation or cash flow. At March 31, 2005 based on our current level of borrowings, a 1.0% increase in interest rates would increase interest expense annually by approximately $141,000.

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

PART II - OTHER INFORMATION

Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As previously reported, an error was recently discovered as to the registration under the Securities Act of 1933 of securities offered under the Company’s Broad-Based Option Plan. Before the error was discovered, an additional 500 shares of Common Stock were issued for an aggregate consideration of approximately $6,000 pursuant to such Plan without such registration and without exemption from the registration requirements of such Act during the quarter ended March 31, 2005, as follows:

Date Shares Issued	Number of Shares Issued
01/05/2005	100
01/19/2005	200
01/21/2005	100
02/02/2005	100

Item 4. Submission of Matters to a Vote of Security Holders

On February 8, 2005, we held our Annual Meeting of Stockholders (the “Meeting”). At the Meeting, our stockholders approved three proposals. Proposal 1 related to the election of Thomas L. Davis and Ryuzo Okuto, as directors, each holding office until the 2008 Annual Meeting of Stockholders or until his successor is duly elected and qualified. Proposal 2 amended our 1997 Key Employee Stock Option Plan to increase the number of shares available under the plan to 1,125,000. Proposal 3 amended our 1997 Non-Employee Director Plan to increase the number of shares available under the plan to 150,000. The results of the voting follows:

	For	Against	Withheld
Proposal 1
Thomas L. Davis	5,010,218	—	431,980
Ryuzo Okuto	5,007,408	—	434,790

Proposal 2	4,005,875	489,432	5,005

Proposal 3	4,029,097	464,310	6,905

The total voted shares represented by proxy and in person was 5,442,198.

Item 6. Exhibits and Reports on Form 8-K

(a)	The following exhibits are filed with this Quarterly Report.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OYO GEOSPACE CORPORATION

Date: May 3, 2005	By:	/s/ Gary D. Owens
Gary D. Owens, Chairman of the Board
President and Chief Executive Officer
(duly authorized officer)

Date: May 3, 2005	By:	/s/ Thomas T. McEntire
Thomas T. McEntire
Chief Financial Officer
(principal financial officer)