Form 10-Q
period 2005-06-30
OYO GEOSPACE CORP
filed 2005-07-28
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2005

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

There were 5,623,390 shares of the Registrant’s Common Stock outstanding as of the close of business on July 26, 2005.

PART I—FINANCIAL INFORMATI ON

Item 1. Financial Statements

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30, 2005	September 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$236	$3,139
Trade accounts receivable, net	13,318	10,849
Notes receivable	3,976	1,978
Inventories, net	29,854	25,406
Deferred income tax	1,774	1,567
Prepaid expenses and other	2,221	2,494

Total current assets	51,379	45,433

Rental equipment, net	2,160	1,916
Property, plant and equipment, net	22,433	21,421
Patents, net	2,618	3,127
Goodwill, net	1,843	1,843
Deferred income tax	2,446	2,700
Other assets	1,713	1,354

Total assets	$84,592	$77,794

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable and current maturities of long-term debt	$344	$1,029
Accounts payable	4,286	4,876
Accrued expenses and other	4,974	5,838
Deferred revenue	293	316
Income tax payable	274	585

Total current liabilities	10,171	12,644

Long-term debt	11,418	5,805

Total liabilities	21,589	18,449

Minority interest in consolidated subsidiary	177	145

Stockholders’ equity:
Preferred stock	—	—
Common stock	56	56
Additional paid-in capital	31,659	31,115
Retained earnings	30,824	27,752
Accumulated other comprehensive income	287	277

Total stockholders’ equity	62,826	59,200

Total liabilities and stockholders’ equity	$84,592	$77,794

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Sales	$23,115	$13,945	$59,702	$47,623
Cost of sales	16,545	9,397	40,960	29,338

Gross profit	6,570	4,548	18,742	18,285

Operating expenses:
Selling, general and administrative	3,474	2,577	10,678	8,985
Research and development	1,342	1,170	3,772	3,651

Total operating expenses	4,816	3,747	14,450	12,636

Income from operations	1,754	801	4,292	5,649
Other income (expense):
Interest expense	(207)	(109)	(463)	(360)
Interest income	126	55	365	203
Foreign exchange gains (losses)	(65)	(5)	35	187
Other, net	34	(52)	49	(73)

Total other expense, net	(112)	(111)	(14)	(43)

Income before income taxes and minority interest	1,642	690	4,278	5,606
Income tax expense (benefit)	481	(393)	1,174	140

Income before minority interest	1,161	1,083	3,104	5,466
Minority interest	(3)	1	(32)	(23)

Net income	$1,158	$1,084	$3,072	$5,443

Basic earnings per share	$0.21	$0.19	$0.55	$0.98

Diluted earnings per share	$0.20	$0.19	$0.54	$0.96

Weighted average shares outstanding - Basic	5,611,610	5,580,854	5,600,368	5,568,892

Weighted average shares outstanding - Diluted	5,751,605	5,715,081	5,733,479	5,677,279

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended June 30, 2005	Nine Months Ended June 30, 2004
Cash flows from operating activities:
Net income	$3,072	$5,443
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax benefit	48	(858)
Depreciation	2,617	3,024
Amortization	523	569
Minority interest	32	24
(Gain) loss on disposal of property, plant and equipment	34	(148)
Bad debt expense	454	(5)
Effects of changes in operating assets and liabilities:
Trade accounts and notes receivable	(5,176)	291
Inventories	(4,449)	(2,867)
Prepaid expenses and other assets	(850)	449
Accounts payable	846	(253)
Accrued expenses and other	(807)	1,514
Deferred revenue	(23)	142
Income tax payable	(311)	650

Net cash provided by (used in) operating activities	(3,990)	7,975

Cash flows from investing activities:
Capital expenditures	(5,611)	(2,180)
Proceeds from sale of property and equipment	1,367	1,232

Net cash used in investing activities	(4,244)	(948)

Cash flows from financing activities:
Borrowings under debt arrangements	23,806	11,353
Principal payments on debt arrangements	(18,878)	(16,942)
Proceeds from exercise of stock options	418	344

Net cash provided by (used in) financing activities	5,346	(5,245)

Effect of exchange rate changes on cash	(15)	(35)

Increase (decrease) in cash and cash equivalents	(2,903)	1,747

Cash and cash equivalents, beginning of period	3,139	671

Cash and cash equivalents, end of period	$236	$2,418

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet of OYO Geospace Corporation (“OYO Geospace”) and its subsidiaries (collectively, the “Company”) at September 30, 2004 was derived from the Company’s audited consolidated financial statements as of that date. The consolidated balance sheet at June 30, 2005 and the consolidated statements of operations for the three and nine months ended June 30, 2005 and 2004, and the consolidated statements of cash flows for the nine months ended June 30, 2005 and 2004, were prepared by the Company without audit. In the opinion of management all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows were recorded. The results of operations for the three and nine months ended June 30, 2005 are not necessarily indicative of the operating results for a full year or of future operations.

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

Goodwill and Other Intangibles

Goodwill represents the excess of the purchase price of purchased businesses over the estimated fair value of the acquired business’ net assets. Under the Statement of Financial Accounting Standards, or “SFAS”, 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed periodically for impairment. Intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives; however, no maximum life applies. In accordance with the provisions of SFAS 142, the Company no longer records goodwill amortization expense. The Company reviews the carrying value of goodwill and other long-lived assets to determine whether there has been an impairment since the date of the relevant acquisition. The Company has elected to make September 30 the annual impairment assessment date and will perform additional impairment tests if a change in circumstances occurs that would more likely than not reduce the fair value of long-lived assets below their carrying amount. The assessment is performed in two steps: step one is to test for potential impairment and if potential losses are identified, step two is to measure the impairment loss. The Company performed step one at September 30, 2004 and found that there were no impairments at that time; thus, step two was not necessary.

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

Occasionally the Company’s seismic customers are not able to take immediate delivery of products which were specifically manufactured to the customer’s specifications. These occasions generally occur when the Company’s customers face logistical issues, such as project delays or with their seismic crew deployment. In these instances, the Company’s customers have asked it to hold the equipment for a short period of time until they can take physical delivery of the product (referred to as “bill and hold” arrangements). The Company considers the following criteria when recognizing revenue when delivery has not occurred:

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

The Company does not modify its normal billing and credit terms for bill and hold arrangements. As of June 30, 2005, the Company had recorded $1.5 million of sales under bill and hold arrangements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Research and Development Costs

The Company expenses research and development costs as incurred. Research and development costs include salaries, employee benefit costs, department supplies, project costs and other related costs.

Product Warranties

The Company offers a standard product warranty obligating it to repair or replace equipment with manufacturing defects. The Company maintains a reserve for future warranty costs based on historical experience or, in the absence of historical product experience, management’s estimates. Changes in the warranty reserve are contained in the following table (in thousands):

Balance at the beginning of the nine-month period starting October 1, 2004	$909
Accruals for warranties issued during the period	680
Accruals related to pre-existing warranties (including changes in estimates)	—
Settlements made (in cash or in kind) during the period	(773)

Balance at the end of the nine-month period ending June 30, 2005	$816

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Stock-Based Compensation

Employee stock plans are accounted for under the intrinsic value method of recognition and measurement principles as discussed in the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company utilizes the Black-Scholes option valuation model to value stock options for pro forma presentation of income and per share data as if the fair value based method in SFAS No. 123, “Accounting for Stock-Based Compensation”, had been used to account for stock-based compensation. The following presents the pro forma effect on net income and earnings per share data if a fair value based method had been used to account for stock-based compensation (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net income, as reported	$1,158	$1,084	$3,072	$5,443

Add: Total stock-based employee compensation, net of taxes	—	—	—	—

Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(83)	(102)	(211)	(365)

Pro forma income	$1,075	$982	$2,861	$5,078

Earnings per share:

Basic-as reported	$0.21	$0.19	$0.55	$0.98
Basic-pro forma	$0.19	$0.18	$0.51	$0.91

Diluted-as reported	$0.20	$0.19	$0.54	$0.96
Diluted-pro forma	$0.19	$0.17	$0.50	$0.89

The above amounts are based on the Black-Scholes valuation model. The key variables used in valuing the options were as follows: risk free interest rate based on an estimated option term of ten years, no dividends, a risk-free rate of 4.3% and an expected volatility of 55%.

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

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board, or “FASB”, issued SFAS No. 151 “Inventory Costs” (“SFAS 151”). This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this statement requires the allocation of fixed production overhead to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred in fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of fiscal year 2006. The Company is currently evaluating the impact of SFAS 151 on its consolidated financial statements.

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

On December 16, 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 replaces the exception from fair value measurement in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is to be applied prospectively, and is effective for nonmonetary asset exchanges occurring in fiscal years beginning after the date of issuance of SFAS No. 153 and thus, will be effective for the Company at the beginning of its fiscal year 2006. The Company believes that the adoption of this Standard will not have a material impact on the Company’s consolidated financial statements.

In March 2005, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB No. 107”). SAB No. 107 outlines the SEC staff’s position regarding the application of SFAS No. 123(R). SAB No. 107 contains interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 also highlights the importance of disclosures related to the accounting for share-based payment transactions. The Company is currently reviewing the effect of SAB No. 107 on its consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”) which supersedes APB Opinion No. 20, “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 changes the requirements for accounting for and reporting of changes in accounting principle. The statement requires the retroactive application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS No. 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company believes that the adoption of this Standard beginning with its 2007 fiscal year will not have a material impact on the Company’s consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2. Earnings Per Common Share

The following table summarizes the Company’s net earnings and weighted average common shares outstanding and common share equivalents outstanding for purposes of the computation of earnings per share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net earnings available to common stockholders	$1,158	$1,084	$3,072	$5,443

Weighted average common shares outstanding	5,611,610	5,580,854	5,600,368	5,568,892
Weighted average common share equivalents outstanding	139,995	134,227	133,111	108,387

Weighted average common shares and common share equivalents outstanding	5,751,605	5,715,081	5,733,479	5,677,279

Basic earnings per share	$0.21	$0.19	$0.55	$0.98

Diluted earnings per common share	$0.20	$0.19	$0.54	$0.96

Options exercisable for an aggregate of 5,293 and 8,649 shares of common stock for the three months ended June 30, 2005 and June 30, 2004, respectively, and options exercisable for an aggregate of 6,028 and 21,452 shares of common stock for the nine months ended June 30, 2005 and 2004, respectively, were not included in the computation of weighted average common shares because the impact of these options was antidilutive.

3. Comprehensive Income

Comprehensive income includes all changes in the Company’s equity, except those resulting from investments by and distributions to its stockholders. The following table summarizes the components of the Company’s comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net income	$1,158	$1,084	$3,072	$5,443

Foreign currency translation adjustments	(367)	(280)	10	57

Total comprehensive income	$791	$804	$3,082	$5,500

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4. Trade Accounts and Notes Receivable

The Company’s current trade accounts receivable consisted of the following (in thousands):

	June 30, 2005	September 30, 2004
Trade accounts receivable	$14,229	$11,538
Allowance for doubtful accounts	(911)	(689)

	$13,318	$10,849

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

At June 30, 2005 and September 30, 2004, the Company’s current notes receivable were $4.0 million and $2.0 million, respectively. The Company also had notes receivable of $1.2 million and $0.6 million classified as long-term at June 30, 2005 and June 30, 2004, respectively. The long-term trade notes receivable are classified on the balance sheet as other assets. Notes receivable are generally collateralized by the products sold, and bear interest at rates ranging up to 11% per year. The notes receivable at June 30, 2005 will be due at various times through December 2006. The increase in trade notes receivable since September 30, 2004 resulted from the sale of products to customers requesting extended financing terms.

5. Inventories

The Company’s inventories consisted of the following (in thousands):

	June 30, 2005	September 30, 2004
Finished goods	$6,263	$5,471
Work-in-process	7,311	3,940
Raw materials	18,261	17,627
Obsolescence reserve	(1,981)	(1,632)

	$29,854	$25,406

The Company’s reserve for slow moving and obsolete inventories is analyzed and adjusted periodically to reflect the Company’s best estimate of the net realizable value of such inventories.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6. Segment and Geographic Information

The Company evaluates financial performance based on two business segments: Seismic and Thermal Solutions (previously referred to as Commercial Graphics). The Seismic product lines currently consist of geophones and hydrophones, including multi-component geophones and hydrophones, seismic leader wire, geophone string connectors, seismic telemetry cables, high definition reservoir characterization products and services, marine seismic cable retrieval devices and specialized data acquisition systems targeted at niche markets. Thermal Solutions products include thermal printers, thermal printheads and dry thermal film. The Company markets these products to a variety of markets, including the screen print, point of sale, signage and textile markets. The Company also sells these products to its seismic customers.

The following tables summarize the Company’s segment information (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net sales:
Seismic	$19,762	$10,441	$49,706	$37,950
Thermal Solutions	3,353	3,504	9,996	9,673

Total	$23,115	$13,945	$59,702	$47,623

Income (loss) from operations:
Seismic	$3,400	$1,551	$9,644	$9,030
Thermal Solutions	155	616	172	1,205
Corporate	(1,801)	(1,366)	(5,524)	(4,586)

Total	$1,754	$801	$4,292	$5,649

	June 30, 2005	September 30, 2004
Total assets:
Seismic	$59,189	$49,667
Thermal Solutions	14,856	15,979
Corporate	10,547	12,148

	$84,592	$77,794

Included in the Company’s seismic business segment’s results for the nine months ended June 30, 2004 was a performance bonus payment of approximately $3.6 million the Company received from BP p.l.c. for the continued successful performance of a deepwater reservoir characterization system in the North Sea sold to the customer in fiscal year 2002. There were no significant costs incurred in that period related to the performance bonus earned.

7. Line of Credit

On November 22, 2004, several of OYO Geospace’s subsidiaries entered into a credit agreement (the “Credit Agreement”) with a bank. Under the Credit Agreement, OYO Geospace’s borrower subsidiaries can borrow up to $15.0 million secured principally by their accounts and notes receivable and inventories. The Credit Agreement expires on November 21, 2007. Borrowings under the Credit Agreement are subject to borrowing base restrictions

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

based on levels of eligible accounts receivable, notes receivable and inventories. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial amounts, restricts OYO Geospace’s and the borrower subsidiaries’ ability to pay dividends and contains other covenants customary in agreements of this type. The interest rate for borrowings under the Credit Agreement is, at the borrower subsidiaries’ option, a discounted prime rate or a LIBOR based rate. At June 30, 2005 there were borrowings of $6.5 million under the Credit Agreement, and additional available borrowings of $8.5 million. Since September 30, 2004, the Company’s borrowings increased $5.9 million. The increased borrowings resulted from a combination of factors, including (i) a $5.2 million increase in the Company’s accounts and notes receivable resulting from increased business activity and customers requesting extended financing terms, (ii) a $4.4 million increase in the Company’s inventories due to increased customer orders, (iii) a $5.6 million investment in property and equipment, including $1.4 million used to purchase printhead production assets from Graphtec Corporation and $1.0 million used to construct a cleanroom to utilize such equipment to manufacture printheads at the Company’s Pinemont facility in Houston, and (iv) a $1.2 million payment by the Company for fiscal 2004 accrued employee bonuses.

The Company is in negotiations with its bank to increase the borrowing availability under the Credit Facility to $20 million from the current $15 million of borrowing availability. The Company expects that it will be successful in increasing the availability under the Credit Agreement but has no assurances that it will be able to do so.

8. Film Supplier Developments

In April 2002, the Company purchased for $2.3 million certain intellectual property rights from its then primary supplier of dry thermal film (the “Former Primary Film Supplier”). Such purchase gave the Company exclusive ownership of all technology used by the Former Primary Film Supplier to manufacture dry thermal film used in the thermal imaging equipment the Company manufactures. Such purchase included technology then existing and any dry thermal film technology thereafter developed by the Former Primary Film Supplier for use in the Company’s equipment. The Company also entered into an amended supply agreement pursuant to which the Former Primary Film Supplier agreed to provide the Company with the dry thermal film. In connection with the purchase, the Company agreed to license the technology to the Former Primary Film Supplier on a perpetual basis so long as it could meet predefined quality and delivery requirements. If the Former Primary Film Supplier could not meet such requirements, the agreement provided the Company with the right to use the technology itself or to license the technology to any third party to manufacture dry thermal film.

On July 3, 2002, the Former Primary Film Supplier filed a Chapter 11 reorganization petition in Federal Bankruptcy Court for the Western District of New York. At the date of such bankruptcy filing, the Company had $3.4 million of long-term assets carried on its balance sheet as a result of the transactions with the Former Primary Film Supplier described above.

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

On December 10, 2002, the Company received a notice of claim, in connection with the Former Primary Film Supplier’s bankruptcy, for alleged preferential payments made by the Former Primary Film Supplier to it in the

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

period before filing of the bankruptcy proceeding in the approximate amount of $259,000. The Company recorded a provision for this claim based upon its estimate of the likelihood of a liability and probable loss. On July 7, 2004, an amended claim was filed against the Company and the amount of the alleged preferential payments made by the Former Primary Film Supplier was increased to approximately $895,000. The Former Primary Film Supplier’s bankruptcy proceeding has been converted to a Chapter 7 liquidation proceeding, and a trustee has been appointed for the bankrupt estate. The Company is unable at this time to estimate the likelihood of a liability arising out of this supplemental claim or the amount, if any, of probable loss. The Company intends to vigorously defend against such claim under the overall circumstances of its relationship with the Former Primary Film Supplier. At present, the Company does not know whether it will make any claims against the Former Primary Film Supplier and it is unable to predict whether any additional claims will be made against it in connection with the Former Primary Film Supplier’s bankruptcy proceeding as to any aspect of its relationship with the Former Primary Film Supplier. The Company is unable at this time to predict the outcome and effects of this situation.

9. Income Taxes

The Company’s U.S. statutory tax rate for the three and nine months ended June 30, 2005 was 34.0%; however, the Company’s effective tax rate for the three months and nine months ended June 30, 2005 was 29.3% and 27.4%, respectively. The effective tax rate reflects anticipated U.S. tax benefits related to extraterritorial income deductions applicable to foreign export sales. The effective tax rate for the three and nine months ended June 30, 2004 was a benefit of 57.0% and an expense of 2.5%, respectively. During the three months ended June 30, 2004, the Company recorded tax benefits of $0.5 million reflecting a change in the Company’s estimate for previously unrecognized tax deductions and tax credits related to its fiscal year 2003 U.S. tax return. During the nine months ended June 30, 2004, in addition to the tax deductions and credits previously referred to, the Company realized taxable income that allowed it to utilize certain of its deferred tax assets and, therefore, reversed a deferred tax valuation allowance of $0.8 million in its first quarter.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends-received deduction for certain dividends from controlled foreign operations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions in the Act. As such, the Company is not yet in a position to determine whether, and to what extent, it might repatriate foreign earnings that have not yet been remitted to the U.S.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation s

The following is management’s discussion and analysis of the major elements of our consolidated financial statements. You should read this discussion and analysis together with our consolidated financial statements and accompanying notes and other detailed information appearing elsewhere in this Form 10-Q. The discussion of our financial condition and results of operations includes various forward-looking statements about our markets, the demand for our products and services and our future plans and results. The cautionary statements contained herein apply to all forward-looking statements herein. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause our actual results to differ materially from those anticipated include those discussed under “Forward-Looking Statements and Risks – Risk Factors” herein.

Overview

We design and manufacture instruments and equipment used in the acquisition and processing of seismic data as well as in the characterization and monitoring of producing oil and gas reservoirs. We have been in the seismic instrument and equipment business since 1980 and market our products primarily to the oil and gas industry. We also design, manufacture and distribute thermal imaging equipment, and dry thermal film products to a variety of markets, including the screen print, point of sale, signage and textile markets. We have been manufacturing thermal imaging products in what is called our Thermal Solutions segment (formerly called our Commercial Graphics segment) since 1995. We report and evaluate financial information for each of these two segments: Seismic and Thermal Solutions. Certain summary financial data for our business segments which was previously presented in prior periods has now been reclassified to conform to the current year presentation.

Seismic Products

We have been in the seismic instruments and equipment business since 1980 and market our products primarily to the oil and gas industry. This segment of our business accounts for a majority of our sales. Geoscientists use seismic data primarily in connection with the exploration, development and production of oil and gas reserves to map potential and known hydrocarbon bearing formations and the geologic structures that surround them.

Seismic Exploration Products

Seismic data acquisition is conducted by combining a seismic energy source and a data recording system. We provide many of the components of data recording systems, including geophones, hydrophones, seismic leader wire, geophone string connectors, seismic telemetry cables and other seismic related products. We also design and manufacture specialized data systems targeted at niche markets. On land, our customers use our geophones, leader wire, cables and connectors to receive, measure and transmit seismic reflections resulting from an energy source to data collection units, which store information for processing and analysis. In the marine environment, large ocean-going vessels tow long seismic cables known as “streamers” containing hydrophones which are used to detect pressure changes. Hydrophones transmit electrical impulses back to the vessel’s data collection unit, where the seismic data is stored for subsequent processing and analysis. Our marine seismic products help steer streamers while being towed and help recover streamers if they become disconnected from the vessel.

Our products are compatible with most major seismic data systems currently in use, and sales result primarily from seismic contractors purchasing our products as components of new seismic data systems or to repair and replace components of seismic data systems already in use.

We own a 97% interest in OYO-GEO Impulse International, LLC (“OYO-GEO Impulse”), a Russian joint venture formed in 1990. OYO-GEO Impulse manufactures geophone sensors for the Russian seismic marketplace. Our seismic equipment manufacturing subsidiary in Houston is managing the expansion of OYO-GEO Impulse’s operations to produce and sell international-standard sensors and additional seismic-related products.

Seismic Reservoir Products.

We have developed high-definition reservoir characterization products for borehole and ocean-bottom applications in producing oil and gas fields. Seismic surveys repeated over selected time intervals show dynamic changes within the reservoir and can be used to monitor the effects of production. Utilizing these products, producers can enhance the recovery of oil and gas deposits over the life of a reservoir.

During our fiscal year ended September 30, 2002, we completed the development of a large seismic data acquisition system for permanent installation in the Valhall field in the North Sea (the “Valhall System”) for BP p.l.c., (“BP”). The initial price for the Valhall System was approximately $18.8 million, including a $3.0 million performance bonus. We manufactured the Valhall System in accordance with BP’s specifications, and delivered it to BP in fiscal year 2002. As a result of delivery and the transfer of the Valhall System’s title and risk of loss to BP, we recognized revenue of approximately $15.8 million, and the related cost of goods sold and estimated warranty cost, in fiscal year 2002. Under the contract for the sale of this system, we were entitled to a $3.0 million performance bonus payment if the system performed to specifications from the time of its installation through December 31, 2003. In fiscal year 2003, BP ordered additional components to expand the system, valued at $3.1 million, including a $0.6 million additional performance bonus. Upon BP’s acceptance of title and risk of loss to the additional components, we recognized $2.5 million of revenues from the sale of these additional components in fiscal year 2003. Once the Valhall System was installed on the ocean-bottom, it performed successfully through December 31, 2003 and BP paid us the aggregate performance bonus of $3.6 million (which included the $3.0 million performance bonus included in the initial sales contract and the additional $0.6 million performance bonus included in connection with the order of the additional components), which we recognized as revenue in fiscal year 2004. Our product warranty obligation extends to May 2006 for certain components of the system.

The Valhall System is the largest of its kind ever deployed and consists of 120 kilometers of cables connecting over 10,000 active sensors connected to a production platform located in the North Sea. In 2004, we also supplied a permanent seismic monitoring system to Shell Exploration & Production Company (“Shell”) for use in a deepwater field in the Gulf of Mexico in over 3,000 feet of water. We believe both of these systems are continuing to operate as designed. We also produce a retrievable version of the deepwater seismic reservoir monitoring system for use on fields where permanently installed systems are not appropriate.

In addition, we produce seismic borehole acquisition systems which employ a fiber optic augmented wireline capable of very high data transmission rates. These systems are used for several reservoir characterization applications, including a new application pioneered by us allowing operators and service companies to monitor and measure the results of fracturing operations. Five such systems produced by us are currently deployed by our customers in the United States, Canada and China.

Emerging Technologies.

We have recently expanded our products beyond seismic applications by utilizing our existing engineering experience and manufacturing capabilities. We now design and manufacture power and communication transmission cable products for offshore applications and market these products to the offshore oil and gas and offshore construction industries. These products include a variety of specialized cables, primarily used in deepwater applications, such as remotely operated vehicle (“ROV”) tethers, umbilicals and electrical control cables. These products also include specially designed and manufactured cables, including armored cables, engineered to withstand harsh offshore operating environments.

In addition, we design and manufacture industrial sensors for the vibration monitoring and earthquake detection markets. We also design and manufacture other specialty cable products, such as those used in connection with global positioning products.

Thermal Solution Products

Our thermal solutions product technologies were originally developed for seismic data processing applications. In 1995 we modified this technology for application in other markets. Our thermal solutions products include thermal printers, thermal printheads and dry thermal film. Our thermal printers produce images ranging in size from 12 to 54 inches wide and in resolution from 400 to 1,200 dots per inch (“dpi”). We market our thermal solutions products to a variety of industries, including the screen print, point of sale, signage and textile markets. We also continue to sell these products to our seismic customers, though this market comprises a small percentage of sales of our thermal solutions products.

In April 2002, we acquired intellectual property necessary to manufacture dry thermal film from Labelon Corporation, our former primary supplier of dry thermal film, or our “Former Primary Film Supplier.” This purchase gave us exclusive ownership of all technology used by our Former Primary Film Supplier to manufacture dry thermal film. We are now using this intellectual property to produce thermal film to sell to the customers of our manufactured line of thermal printers. For a discussion of developments concerning our Former Primary Film Supplier, see the information in Note 8 to the Notes to Consolidated Financial Statements in this Report on Form 10-Q.

On September 30, 2004, we acquired thermal printhead production assets from Graphtec Corporation or “Graphtec”. Prior to that date, Graphtec was the only supplier of wide format thermal printheads that we use to manufacture our wide format thermal imaging equipment. We concluded the manufacturing of printheads in Fujisawa, Japan in December 2004 using the assets that we acquired from Graphtec and relocated those assets, along with certain key employees of the division, to our Pinemont facility in Houston, Texas which is described in further detail under the heading “Facilities Reorganization” in this Report on Form 10-Q. In April 2005, we began producing printheads at our Pinemont facility. As a result, we believe we are now the only manufacturer of wide-format thermal printheads in the world.

The quality of thermal images on film is determined primarily by the interface between a thermal printhead and the thermal film. As a result of our acquisition of intellectual property from our Former Primary Film Supplier and acquisition of thermal printhead production assets from Graphtec, we are now manufacturing thermal printheads and thermal film, which we believe will enable us to more effectively match the characteristics of our thermal printers to thermal film, thereby improving print quality, and make us more competitive in markets for these products.

We also distribute another brand of generally high-quality dry thermal film to users of our thermal printers. This other brand of dry thermal film can be abrasive on our thermal printheads, resulting in high warranty costs associated with the replacement of damaged printheads. We are attempting to modify our thermal printheads so that they interface better with this other brand of dry thermal film. In addition, we are engaged in efforts to develop a new line of dry thermal film in order to improve the image quality of our own film for use with our printheads and thus reduce our reliance on the other brand of dry thermal film that tends to be abrasive as to our printheads. Both efforts to modify our printheads and to improve our film have been on-going in recent periods, but at this time we are unable to provide any assurance that we can eliminate printhead and film issues in the near future or at all. In order to achieve more than marginal growth in our Thermal Solutions product business in future periods, we believe that it is important to continue our concentration of efforts on both our printhead changes and film improvements.

Consolidated Results of Operations

We report and evaluate financial information for two segments: Seismic and Thermal Solutions. Summary financial data by business segment follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Seismic
Revenue	$19,762	$10,441	$49,706	$37,950
Operating income	3,400	1,551	9,644	9,030

Thermal Solutions
Revenue	3,353	3,504	9,996	9,673
Operating income	155	616	172	1,205

Corporate
Operating loss	(1,801)	(1,366)	(5,524)	(4,586)

Consolidated Totals
Revenue	23,115	13,945	59,702	47,623
Operating income	1,754	801	4,292	5,649

Three and nine months ended June 30, 2005 compared to three and nine months ended June 30, 2004

Consolidated sales for the three and nine months ended June 30, 2005 increased by $9.2 million, or 65.8%, and $12.1 million, or 25.4%, respectively, from the corresponding periods of the prior fiscal year. The increase in sales reflects strong demand from customers for our seismic equipment as exploration activities increase due to higher oil and gas commodity prices. Sales for the nine months ended June 30, 2004 include a performance bonus of $3.6 million, of which $0.5 million was recorded during the three months ended June 30, 2004. The bonus payment resulted from the successful installation and performance of the Valhall System delivered to BP in fiscal years 2002 and 2003 described above under the heading “Overview – Seismic Products-Seismic Reservoir Products”.

Consolidated gross profits for the three and nine months ended June 30, 2005 increased by $2.0 million, or 44.5%, and $0.5 million, or 2.5%, respectively, from the corresponding periods of the prior fiscal year. The increase in gross profits for the three months ended June 30, 2005 resulted primarily from significantly increased sales of our seismic exploration products for the reasons discussed above. Consolidated gross profit margins, as a percentage of sales, for the three and nine months ended June 30, 2005 declined from the corresponding periods of the prior fiscal year. The decline in gross profit margins resulted principally from the $3.6 million performance bonus received in fiscal 2004, of which $0.5 million was recorded during the three months ended June 30, 2004. This performance bonus is described above under the heading “Overview – Seismic Products-Seismic Reservoir Products”. In addition, since our consolidation into the new single Pinemont facility, we have experienced some inefficiencies in our manufacturing operations attributable to rapid growth, the need to upgrade some of our manufacturing systems and personnel stress. These are, we believe, typical issues for management in a manufacturing concern, and we believe that more recent periods indicate that we are overcoming these inefficiencies.

Consolidated operating expenses for the three and nine months ended June 30, 2005 increased $1.1 million, or 28.5%, and $1.8 million, or 14.3%, respectively, from the corresponding periods of the prior fiscal year. The increase in operating expenses primarily resulted from (i) increased bad debt expense, (ii) Sarbanes-Oxley readiness costs, (iii) consulting expenses related to upgrading and improving our enterprise software system, and (iv) costs to relocate employees from Japan to Houston in connection with our acquisition of assets from Graphtec described above under the heading “Overview – Thermal Solutions Products”.

Our U. S. statutory tax rate for the three and nine months ended June 30, 2005 was 34.0%; however, our effective tax rate for the three and nine months ended June 30, 2005 was 29.3% and 27.4%, respectively. These effective tax rates reflect anticipated U.S. tax benefits related to extraterritorial income deductions applicable to foreign export sales and lower tax rates in certain foreign jurisdictions. The effective tax rate for the three and nine months ended June 30, 2004 was a benefit of 57.0% and an expense of 2.5%, respectively. During the three months ended June 30, 2004, we recorded tax benefits of $0.5 million reflecting a change in our estimate for previously unrecognized tax deductions and tax credits related to our fiscal year 2003 U.S. tax return. During the nine months ended June 30, 2004, in addition to the tax deductions and credits previously referred to, we realized taxable income that allowed us to utilize certain of our deferred tax assets and we therefore reversed a deferred tax valuation allowance of $0.8 million during the first quarter ended December 31, 2004.

Segment Results of Operations

Seismic Products

Net Sales

Sales of our seismic products for the three and nine months ended June 30, 2005 increased $9.3 million, or 89.3%, and $11.8 million, or 31.0%, respectively, from the corresponding periods of the prior fiscal year. These significant increases in sales primarily resulted from increased sales to our seismic exploration customers, including customers in Canada and Russia. Sales for the three and nine months ended June 30, 2004 include a performance bonus of $0.5 million and $3.6 million, respectively, from the successful installation and performance of the Valhall System delivered to BP in fiscal years 2002 and 2003 described above under the heading “Overview – Seismic Products-Seismic Reservoir Products”.

Operating Income

Operating income for the three months ended June 30, 2005 increased $1.8 million, or 119.2%, from the corresponding period of the prior fiscal year. Operating income increased due to higher sales and the leveraging of fixed manufacturing and operating expenses over increased sales volume. Operating income for the nine months ended June 30, 2005 increased $0.6 million, or 6.8%, from the corresponding period of the prior fiscal year. Despite the significant increase in sales, operating income for the nine months ended June 30, 2005 increased only marginally from the prior fiscal year due to the receipt of the $3.6 million bonus payment in the prior year period described above under the heading “Overview – Seismic Products-Seismic Reservoir Products”.

Thermal Solutions Products

Net Sales

Sales of our thermal solutions products for the three months ended June 30, 2005 decreased $0.2 million, or 4.3%, from the corresponding period of the prior fiscal year. While sales did not change significantly in any particular product line from the prior fiscal year, sales of thermal solutions products decreased marginally from the corresponding period of the prior fiscal year. During the three months ended June 30, 2005, we experienced shortages of certain component parts which delayed the shipment of certain customer orders. Such shortages are considered temporary and were isolated only to certain suppliers. Sales of our thermal solutions products for the nine months ended June 30, 2005 increased $0.3 million, or 3.3%, from the corresponding period of the prior fiscal year. This increase in sales is primarily due to the purchase of the thermal printhead production assets from Graphtec and our consequent sale of printheads during a portion of that nine-month period.

Operating Income

Our operating income from our thermal solutions products for the three and nine months ended June 30, 2005 decreased $0.5 million, or 74.8%, and $1.0 million, or 85.6%, respectively, from the corresponding periods of the prior fiscal year. Such decreases are generally the result of (i) foreign administrative office expenses, idle production costs and start-up expenses, all associated with the transition from Japan to Houston of the thermal printhead production assets purchased from Graphtec, (ii) increased product warranty expenses due to certain failures of high-resolution thermal printheads, discussed in further detail under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Thermal Solutions Products”, (iii) increased bad debt expenses due to a significant bad debt recovery in the prior year and (iv) the impact of lower sales volume as described above.

Facilities Reorganization

As part of our consolidation and reorganization plan, in fiscal year 2004 we relocated our headquarters and the operations of five Houston-area facilities into a new 207,000 square foot facility located at 7007 Pinemont Drive in Houston, Texas (the “Pinemont facility”). At that time, our plan contemplated the sale or lease of our owned vacant facilities. In December 2003, we sold a vacant facility in Houston, Texas for $0.8 million and recorded a gain of $66,000. In December 2004, we sold a vacant facility in Stafford, Texas for $1.3 million and incurred a loss of $28,000.

Our only remaining vacant facility is a 77,000 square foot vacant manufacturing building located at 7334 N. Gessner in northwest Houston (the “Gessner facility”). In February 2005, due to the receipt of several large customer orders and the constrained manufacturing capacity at our Pinemont facility, we utilized a portion of the Gessner facility for various manufacturing and assembly operations. In June 2005, we concluded these operations at the Gessner facility and have returned the associated personnel, equipment and inventory back to our Pinemont facility. We did not incur significant expenditures to retrofit or vacate this facility to accommodate these operations.

We are continuing to market the Gessner facility for lease or sale. In the interim, we intend to continue to utilize this facility or sections of this facility for overflow manufacturing and assembly operations which cannot be accommodated at our Pinemont facility due to certain capacity constraints and the potential for additional large customer orders.

Liquidity and Capital Resources

At June 30, 2005, we had $0.2 million in cash and cash equivalents. For the nine months ended June 30, 2005, we used approximately $4.0 million of cash in operating activities. The cash used in operating activities was primarily used in connection with (i) an increase in accounts and notes receivable in the amount of $5.2 million due to increased sales and the use of short-term and long-term promissory notes provided to customers requesting extended financing terms, (ii) an increase in inventories of $4.4 million due to increased orders from our seismic exploration customers, and (iii) a decrease in accrued expenses of $0.8 million as a result of the payment of fiscal 2004 employee bonuses. These uses of cash were partially offset by cash generated as net income in the amount of $3.1 million, which included non-cash charges of $3.1 million for depreciation and amortization. In addition, we increased our accounts payable by $0.8 million due primarily to increased inventory purchases.

For the nine months ended June 30, 2005, we used approximately $4.2 million of cash in investing activities. We received $1.3 million of cash proceeds from the sale of the Stafford facility described above under the heading “Facilities Reorganization”. We used $5.6 million of cash for capital expenditures, including approximately $1.4 million paid to Graphtec on October 1, 2004 for its printhead production assets and $1.0 million for the construction of a cleanroom at our Pinemont facility for thermal printhead production as is described above under the heading “Thermal Solutions Products”. We estimate that our total capital expenditures in fiscal year 2005 will be approximately $6.0 million, which we expect to fund through operating cash flows and borrowings under our Credit Agreement, discussed below.

For the nine months ended June 30, 2005, we generated approximately $5.3 million of cash in financing activities primarily from borrowings under our Credit Agreement. This amount includes a $0.7 million repayment of a mortgage upon the sale of our Stafford facility.

On November 22, 2004, several of our subsidiaries entered into a credit agreement (the “Credit Agreement”) with a bank. Under the Credit Agreement, our borrower subsidiaries can borrow up to $15.0 million principally secured by their accounts and notes receivable and inventories. The Credit Agreement expires on November 21, 2007. Borrowings under the Credit Agreement are subject to borrowing base restrictions based on levels of eligible accounts receivable, notes receivable and inventories. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial amounts, restricts our and our borrower subsidiaries’ ability to pay dividends and contains other covenants customary in agreements of this type. The interest rate for borrowings under the Credit Agreement is, at our borrower subsidiaries’ option, a discounted prime rate or a LIBOR based rate.

At June 30, 2005 there were borrowings of $6.5 million under the Credit Agreement, and additional available borrowings of $8.5 million. Since September 30, 2004, our borrowings have increased $5.9 million. The increased borrowings resulted from (i) a $5.2 million increase in our accounts and notes receivable resulting from increased business activity and customers requested extended financing terms, (ii) a $4.4 million increase in our inventories due to increased customer orders, (iii) a $5.6 million investment in property and equipment, including $1.4 million used to purchase printhead production assets from Graphtec and $1.0 million used to construct a cleanroom to utilize such equipment to manufacture printheads at our Pinemont facility, and (iv) a $1.2 million payment for fiscal 2004 accrued employee bonuses.

We are in negotiations with our bank to increase the borrowing availability under the Credit Facility to $20 million from the current $15 million of borrowing availability. We expect that we will be successful in increasing the availability under the Credit Agreement but have no assurances that we will be able to do so.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the U. S. requires the use of estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We consider many factors in selecting appropriate operational and financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. We continually evaluate our estimates, including those related to bad debt reserves, inventory obsolescence reserves, self-insurance reserves, product warranty reserves, intangible assets, stock-based compensation and deferred income tax assets. We base our estimates on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different conditions or assumptions.

Goodwill represents the excess of the purchase price of purchased businesses over the estimated fair value of the acquired business’ net assets. Under the Statement of Financial Accounting Standards, or “SFAS”, 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed periodically for impairment. Intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives; however, no maximum life applies. In accordance with the provisions of SFAS 142, we no longer record goodwill amortization expense. We review the carrying value of goodwill and other long-lived assets to determine whether there has been an impairment since the date of the relevant acquisition. We have elected to make September 30 the annual impairment assessment date and will perform additional impairment tests if a change in circumstances occurs that would more likely than not reduce the fair value of long-lived assets below their carrying amount. The assessment is performed in two steps: step one is to test for potential impairment and if potential losses are identified, step two is to measure the impairment loss. We performed step one at September 30, 2004 and found that there were no impairments at that time; thus, step two was not necessary.

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

Occasionally our seismic customers are not able to take immediate delivery of products which were specifically manufactured to the customer’s specifications. These occasions generally occur when our customers face logistical issues such as project delays or with their seismic crew deployment. In these instances, our customers have asked us to hold the equipment for a short period of time until they can take physical delivery of the product (referred to as “bill and hold” arrangements). We consider the following criteria for recognizing revenue when delivery has not occurred:

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

We do not modify our normal billing and credit terms for these types of sales. As of June 30, 2005, we had recorded $1.5 million of sales under bill and hold arrangements.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151 “Inventory Costs” (SFAS 151). This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this statement requires the allocation of fixed production overhead to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory cost incurred in fiscal years beginning after June 15, 2005. As such, we are required to adopt these provisions at the beginning of fiscal year 2006. We are currently evaluating the impact of SFAS 151 on our consolidated financial statements.

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

On December 16, 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 replaces the exception from fair value measurement in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is to be applied prospectively, and is effective for nonmonetary asset exchanges occurring in fiscal years beginning after the date of issuance of SFAS No. 153, and thus, will be effective for us at the beginning of our fiscal year 2006. We believe that the adoption of this Standard will not have a material impact on our consolidated financial statements.

In March 2005, the Securities and Exchange Commission released SEC Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment” (“SAB No. 107”). SAB No. 107 outlines the SEC staff’s position regarding the application of SFAS No. 123(R). SAB No. 107 contains interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 also highlights the importance of disclosures related to the accounting for share-based payment transactions. We are currently reviewing the effect of SAB No. 107 on our consolidated financial statements.

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”) which supersedes APB Opinion No. 20, “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 changes the requirements for accounting for and reporting of changes in accounting principle. The statement requires the retroactive application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS No. 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We believe that the adoption of this Standard beginning with our 2007 fiscal year will not have a material impact on our consolidated financial statements.

Forward Looking Statements and Risks

This Report on Form 10-Q and the documents incorporated by reference herein, if any, contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these forward-looking statements by terminology such as “may”, “will”, “should”, “intend”, “expect”, “plan”, “budget”, “forecast”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other forward-looking information. These forward-looking statements reflect our best judgment about future events and trends based on the information currently available to us. However, there may be events in the future that we are not able to predict or control. These factors listed below under the caption “Risk Factors”, as well as cautionary language in this Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of the events described in these risk factors and elsewhere in this Report on Form 10-Q could have a material adverse effect on our business, results of operations and financial position, and actual events and results of operations may vary materially from our current expectations.

Management’s Current Outlook and Assumptions.

Our estimates as to future results and industry trends, to the extent described in this document, are generally based on assumptions regarding the future level of seismic exploration activity, seismic reservoir monitoring projects, demand for offshore cable products and industrial sensors and demand for thermal imaging technologies, and in turn, their effect on the demand and pricing of our products and services. Our analysis of the market and its impact on us is based upon the following assumptions for the foreseeable future:

•	We believe the impact of political conditions and hostilities around the world, including those of the Middle East, which may have a significant impact on the oil and gas commodity prices, will not cause a significant decrease in demand for our seismic products for the forseeable future.

•	While demand for our traditional seismic land and marine products in fiscal year 2005 to date has increased due to higher oil and gas commodity prices, we believe the longer-term outlook for sales of our products into the traditional seismic contracting industry may remain constrained because:

•	in many international markets, the supply of land and marine contract seismic services currently exceeds the international demand for such services;

•	past customer consolidations have resulted in a surplus in the availability of certain seismic equipment;

•	the supply of seismic data stored in libraries is sufficient for many of the oil and gas producing regions around the world;

•	pricing for many of our land based seismic products will continue to be subject to competitive pressures due to industry wide manufacturing over-capacity and the emergence of new suppliers in China and elsewhere; and

•	competition among seismic equipment manufacturers could further intensify as large international seismic contractors expand their internal manufacturing capabilities or form alliances with competitors.

•	In the absence of any new large-scale deepwater reservoir characterization projects as to which none are now foreseen, revenues from our reservoir characterization products for the forseeable future are expected to be below fiscal year 2004 levels.

•	Demand for our products used in the thermal solutions industry is expected to increase marginally for the forseeable future due to our acquisition of the thermal printhead production assets from Graphtec and the commencement of printhead production at our Pinemont facility.

•	As our offshore cable products and industrial sensors gain market acceptance, we expect demand for these products to marginally increase.

Risk Factors.

Commodity Price Levels May Affect Demand for Our Products.

Demand for many of our products depends primarily on the level of worldwide oil and gas exploration activity. That activity, in turn, depends primarily on prevailing oil and gas prices and availability of seismic data. Historically, the markets for oil and gas have been volatile, and those markets are likely to continue to be volatile. Oil and gas prices are subject to wide fluctuation in response to changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond our control. These factors include the level of consumer demand, weather conditions, domestic and foreign governmental regulations, price and availability of alternative fuels, political conditions and hostilities in the Middle East and other significant oil-producing regions, increases and decreases in foreign supply of oil and gas, prices of foreign imports and overall economic conditions. Any unexpected material changes in oil and gas prices or other market trends that adversely impacts seismic exploration activity would likely affect the demand for our products and could materially and adversely affect our results of operations and liquidity.

Our New Products May Not Achieve Market Acceptance.

Our outlook and assumptions are based on various macro-economic factors and our internal assessments, and actual market conditions could vary materially from those assumed. In recent years we have incurred significant expenditures to fund our research and development efforts and we intend to continue those expenditures in the future. However, research and development is by its nature speculative, and we cannot assure you that these expenditures will result in the development of new products or services or that any new products and services we have developed recently or may develop in the future will be commercially marketable or profitable to us. In particular, we have incurred substantial expenditures to develop seismic products for reservoir characterization applications. In addition, we recently began to try to use some of our capabilities, particularly our cable manufacturing capabilities, to supply products to new markets. Further, we have incurred substantial expense and expended significant effort to develop our thermal solutions products. We cannot assure you that we will realize our expectations regarding acceptance and revenues for our products and services in existing or new markets.

We May Experience Fluctuations in Quarterly Results of Operations.

Historically, the rate of new orders for our products has varied substantially from quarter to quarter. Moreover, we typically operate, and expect to continue to operate, on the basis of orders in hand for our products before we commence substantial manufacturing “runs.” The nature of our order backlog generally does not allow us to predict with any accuracy demand for our products more than approximately three months in advance. Thus our ability to replenish orders and the completion of orders, particularly large orders for deepwater reservoir characterization projects, can significantly impact our operating results and cash flow for any quarter, and results of operations for any one quarter may not be indicative of results of operations for future quarters. These periodic fluctuations in our operating results could adversely affect our stock price.

We Have a Relatively Small Public Float, and Our Stock Price May Be Volatile.

We have approximately 2.5 million shares outstanding held by non-affiliates. This small float results in a relatively illiquid market for our common stock. Our daily trading volume for the nine months ended June 30, 2005 has averaged approximately 6,600 shares. Our small float and daily trading volumes have in the past caused, and may in the future result in, significant volatility in our stock price.

Our Credit Risk Could Increase If Our Customers Face Difficult Economic Circumstances.

We believe, and have assumed, that our allowances for bad debts have been adequate in light of then-known circumstances. However, we cannot assure you that additional amounts attributable to uncollectible receivables and bad debt write-offs will not have a material adverse effect on our future results of operations. Many of our seismic contractor customers are not well capitalized and as a result cannot always pay our invoices when due. We have in the past incurred write-offs in our accounts receivable due to customer credit problems. We have found it necessary from time to time to extend trade credit, including on promissory notes, to long-term customers and others where some risks of non-payment exist. Although industry conditions have improved, some of our customers continue to experience liquidity difficulties, which increase those credit risks. An increase in the level of bad debts and any deterioration in our credit risk could adversely affect the price of our stock.

Our Industry Is Characterized By Rapid Technological Development and Product Obsolescence.

Our instruments and equipment in both of our business segments are constantly undergoing rapid technological improvement. Our future success depends on our ability to continue to:

•	improve our existing product lines,

•	address the increasingly sophisticated needs of our customers,

•	maintain a reputation for technological leadership,

•	maintain market acceptance of our products,

•	anticipate changes in technology and industry standards,

•	respond to technological developments on a timely basis, and

•	develop new markets for our products and capabilities.

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

We Have a Limited Market For Our Products.

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

We Cannot Be Certain of the Effectiveness of Patent Protection.

We hold and from time to time we apply for certain patents relating to some of our seismic data acquisition and other products. We also own several patents which relate to the development of dry thermal film. We cannot assure you that our patents will prove enforceable, that any patents will be issued for which we have applied or that competitors will not develop functionally similar technology outside the protection of any patents we have or may obtain.

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

Foreign sales are subject to special risks inherent in doing business outside of the U.S., including the risk of war, terrorist activities, civil disturbances, embargo and government activities and foreign attitudes about conducting business activities with the U..S., all of which may disrupt markets. A portion of our manufacturing is conducted through our subsidiary OYO-GEO Impulse, which is based in Ufa, Bashkortostan, Russia. Our business could be directly affected by political and economic conditions in Bashkortostan and in Russia generally. Boycotts, protests, governmental sanctions and other actions in the region could adversely affect our ability to operate profitably. The risk of doing business in Russia and other economically or politically volatile areas could adversely affect our operations and earnings. Foreign sales are also generally subject to the risk of compliance with additional laws, including tariff regulations and import and export restrictions. Sales in certain foreign countries require prior United States government approval in the form of an export license. We cannot assure you that we will not experience difficulties in connection with future foreign sales. Also, should we experience substantial growth in certain foreign markets, for example in Russia, we may not be able to transfer cash balances to the United States to assist with debt servicing or other obligations.

We Rely on a Key Supplier for a Significant Portion of Our Dry Thermal Film.

While we currently manufacture dry thermal film, we also purchase a large quantity of dry thermal film from a supplier. Except for the film produced by us and this supplier, we know of no other source for dry thermal film that performs well in our thermal imaging equipment.

If we are unable to economically manufacture dry thermal film internally or our supplier were to discontinue supplying dry thermal film or were unable to supply dry thermal film in sufficient quantities to meet our requirements, our ability to compete in the thermal imaging marketplace could be severely damaged, adversely affecting our financial performance.

We Have Been Subject to Control by a Principal Stockholder.

OYO Corporation, a Japanese corporation, owns indirectly in the aggregate approximately 50.7% of our common stock. Accordingly, OYO Corporation, through its wholly owned subsidiary OYO Corporation U.S.A., is able to elect all of our directors and to control our management, operations and affairs. We currently have, and may continue to have, a variety of contractual relationships with OYO Corporation and affiliates.

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

A General Downturn in the Economy in Future Periods May Adversely Affect Our Business.

A general downturn in the economy in future periods could adversely affect our business in ways that we cannot predict. Any economic downturn may adversely affect the demand for oil and gas generally or cause volatility in oil and gas prices and, therefore, adversely affect the demand for our services to the oil and gas industry and related service and equipment industries. It could also adversely affect the demand for consumer products, which could in turn adversely affect our thermal solutions business. To the extent these factors adversely affect other seismic companies in the industry, we could see an oversupply of products and services and downward pressure on pricing for seismic products and services that would also adversely affect us.

Sarbanes-Oxley Act of 2002.

In response to several high profile cases of accounting irregularities, the Sarbanes-Oxley Act of 2002, or “the Act,” was enacted into law on July 30, 2002. We are required to begin to comply with the annual requirements of Section 404 of the Act with respect to our internal controls over financial reporting effective for our fiscal year that ends September 30, 2006. The Act, and rules promulgated thereunder, as well as new NASDAQ listing standards addressing corporate governance issues, endeavor to provide greater accountability and promote investor confidence by imposing specific corporate governance requirements, by requiring more stringent controls and certifications by corporate management and by utimately imposing new auditor attestations. The Act and new NASDAQ rules affect how audit committees, corporate management and auditors of publicly traded companies carry out their respective responsibilities and interact with each other and mandate composition of audit committees by independent directors. The Act has resulted in higher expenses for publicly traded companies, including us, as a result of higher audit and review fees, higher legal fees, higher director fees and higher internal costs to document, test and potentially remediate internal control deficiencies. The Act, together with the financial scandals and difficult economic environment of recent years, has also led to substantially increased premiums for director and officer liability insurance. These increased expenses affect smaller public companies, like us, disproportionately from their effects on companies with larger revenue and operating income bases with which to absorb such increased costs.

With respect to the internal controls requirement flowing from the Act, we will devote substantial efforts and incur significant expenses in fiscal years 2005 and 2006 in documenting, testing and potentially remediating deficiencies in our internal controls system. We have added internal resources and hired outside experts to help us with respect to these matters. Notwithstanding our substantial efforts, the requirements of the Act as to internal controls are new and significant and, to some extent, quite burdensome, and there exists a risk that we will not be able to meet all the requirements of the Act in such regard by the end of fiscal year 2006, when we are required to report on our internal controls and provide our auditor’s opinion thereon.

It em 3. Quantitative and Qualitative Disclosures about Market Risk

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

Foreign Currency and Operations Risk

We have a subsidiary located in Russia. Therefore, our financial results may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions in Russia or changes in Russia’s political climate. Our consolidated balance sheet at June 30, 2005 reflected approximately $2.9 million of net working capital related to our Russian subsidiary. This subsidiary both receives its income and pays its expenses primarily in rubles. To the extent that transactions of this subsidiary are settled in rubles, a devaluation of the ruble versus the U.S. dollar could reduce any contribution from our Russian subsidiary to our consolidated results of operations and total comprehensive income as reported in U.S. dollars. We do not hedge the market risk with respect to our operations in Russia; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of Russian rubles versus U.S. dollars to the extent such disruptions result in any reduced valuation of the Russian subsidiary’s net working capital or future contributions to our consolidated results of operations. Under recently passed tax legislation, we may be able to repatriate foreign earnings from Russia and elsewhere at a more attractive tax rate than had been applicable.

Foreign Currency Intercompany Accounts and Notes Receivable

From time to time, we provide access to capital to our foreign subsidiaries through U.S. dollar denominated interest bearing promissory notes. Such funds are generally used by our foreign subsidiaries to purchase capital assets and for general working capital needs. In addition, we sell products to our foreign subsidiaries in U.S. dollars on trade credit terms. Because these U.S. dollar denominated intercompany debts are accounted for in the local currency of our foreign subsidiaries, any appreciation or devaluation of such foreign currencies against the U.S. dollar will result in a gain or loss, respectively, to our consolidated statement of operations. At June 30, 2005, we had outstanding accounts and notes receivable of $1.9 million, $1.7 million and $0.3 million from our subsidiaries in Canada, Russia and Japan, respectively.

Floating Interest Rate Risk

Our Credit Agreement and our real estate mortgage agreement for our Pinemont facility each contains a floating interest rate. These floating interest rates subject us to the risk of increased interest costs associated with any upward movements in bank market interest rates. Under the Credit Agreement, our borrowing interest rate is a discounted prime lending rate or a LIBOR based rate, whichever we select. Under the real estate mortgage agreement, our borrowing rate has been a LIBOR based rate plus 175 basis points with a minimum rate of 3.8%. We amended the real estate mortgage agreement on April 13, 2005 and again on July 11, 2005, reducing the interest rate to a LIBOR based rate plus 159 basis points with the minimum rate remaining at 3.8%. As of June 30, 2005, we had borrowed $6.5 million under the Credit Agreement at a rate of 5.3% and we had borrowed $2.8 million under our real estate mortgage agreement at a rate of 4.9%. Due to the amount of borrowings outstanding under these facilities, including potential borrowings available under the Credit Agreement, any increased interest costs associated with movements in market interest rates could be material to our financial condition, results of operation and/or cash flow. At June 30, 2005, based on our current level of borrowings, a 1.0% increase in interest rates would increase interest expense annually by approximately $93,000.

Item 4. Controls and Procedures

As of the end of the period covered by this report, our management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There has been no change in internal controls that has materially affected or that is reasonably likely to materially affect, internal controls over financial reporting, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

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

OYO GEOSPACE CORPORATION

Date: July 27, 2005	By:	/s/ Gary D. Owens
Gary D. Owens, Chairman of the Board
President and Chief Executive Officer
(duly authorized officer)

Date: July 27, 2005	By:	/s/ Thomas T. McEntire
Thomas T. McEntire
Chief Financial Officer
(principal financial officer)