Form 10-K
period 2005-09-30
OYO GEOSPACE CORP
filed 2005-12-22
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Fiscal Year Ended September 30, 2005

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

(713) 986-4444

(Registrant’s telephone number, including area code)

Securities Registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock	The NASDAQ National Market

Securities Registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

There were 5,639,465 shares of the Registrant’s Common Stock outstanding as of the close of business on December 21, 2005. As of March 31, 2005, the aggregate market value of the Registrant’s Common Stock held by non-affiliates was approximately $50 million (based upon the closing price of $20.00 on March 31, 2005, as reported by The NASDAQ National Market).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Registrant’s 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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

Seismic Products

The seismic segment of our business accounts for a majority of our sales. Geoscientists use seismic data primarily in connection with the exploration, development and production of oil and gas reserves to map potential and known hydrocarbon bearing formations and the geologic structures that surround them.

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

Our subsidiary in Russia, OYO-GEO Impulse International, LLC (“OYO-GEO Impulse”), manufactures international standard geophone sensors and related seismic products for the Russian and international seismic marketplaces. At September 30, 2005, we owned a 97% interest in OYO-GEO Impulse. In October 2005, we purchased for $0.1 million the remaining 3% ownership interest in this entity from the minority shareholder. Thus OYO-GEO Impulse is now a wholly-owned subsidiary of our company.

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

During our fiscal year ended September 30, 2002, we completed the development of a large seismic data acquisition system for permanent installation in the Valhall field in the North Sea (the “Valhall System”) for BP p.l.c. (“BP”). The initial price for the Valhall System was approximately $18.8 million, including a $3.0 million performance bonus. We manufactured the Valhall System in accordance with BP’s specifications, and delivered it to BP in fiscal year 2002. As a result of delivery and the transfer of title and risk of loss of the Valhall System to BP, we recognized revenue of approximately $15.8 million, and the related cost of goods sold and estimated warranty cost, in fiscal year 2002. Under the contract for the sale of this system, we were entitled to the $3.0 million performance bonus payment if the system performed to specifications from the time of its installation through December 31, 2003. In fiscal year 2003, BP ordered additional components to expand the system, valued at $3.1 million, which included a $0.6 million additional performance bonus. Upon BP’s acceptance of title and risk of loss to the additional components, we recognized $2.5 million of revenues in fiscal year 2003. Once the Valhall System was installed on the ocean-bottom, it performed successfully through December 31, 2003, and BP paid us the aggregate performance bonus of $3.6 million (which included the $3.0 million performance bonus from the initial sales contract and the additional $0.6 million performance bonus included in connection with the order of the additional components), which we recognized as revenue in fiscal year 2004. Our product warranty obligation extends to May 2006 for certain components of the system.

The Valhall System is the largest of its kind ever deployed and consists of 120 kilometers of cables connecting over 10,000 active sensors connected to a production platform located in the North Sea. In 2004, we also supplied a permanent seismic monitoring system to Shell Exploration & Production Company (“Shell”) for use in a deepwater field in the Gulf of Mexico in over 3,000 feet of water. While the Valhall system is continuing to operate as designed, the Shell system has been taken off-line due to damage cause by Hurricane Katrina in August 2005. We also produce a retrievable version of the deepwater seismic reservoir monitoring system for use on fields where permanently installed systems are not appropriate.

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

Emerging Technology Products.

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

In April 2002, we acquired intellectual property necessary to manufacture dry thermal film from Labelon Corporation, our former supplier of dry thermal film (the “Former Primary Film Supplier”). This purchase gave us exclusive ownership of all technology used by our Former Primary Film Supplier to manufacture dry thermal film. We are now using this intellectual property to produce our own brand of dry thermal film to sell to the customers of our manufactured line of thermal printers. We also continue to distribute another brand of dry thermal film to users of our thermal printers.

On July 3, 2002, the Former Primary Film Supplier filed a Chapter 11 reorganization petition in Federal Bankruptcy Court for the Western District of New York. At the date of such bankruptcy filing, we had $3.4 million of long-term assets carried on our balance sheet as a result of prior transactions with the Former Primary Film Supplier (including a $2.3 million investment in intellectual property acquired from the Former Primary Film Supplier described above).

Shortly thereafter, the Former Primary Film Supplier ceased providing us with dry thermal film. As a result, we are currently purchasing a large quantity of dry thermal film from an alternative film supplier, and we are using the technology we purchased from the Former Primary Film Supplier to manufacture dry thermal film internally.

As a result of the bankruptcy filing by the Former Primary Film Supplier, we recorded a $1.2 million charge in fiscal year 2002 due to the ultimate uncertainty of realization of value on certain assets, particularly certain prepaid purchase benefits and other benefits under the amended supply contract with the Former Primary Film Supplier. We do not believe there has been any impairment in the value of the intellectual property we acquired from the Former Primary Film Supplier because we are utilizing such property to manufacture dry thermal film.

On December 10, 2002, we received a notice of claim, in connection with the Former Primary Film Supplier’s bankruptcy, for alleged preferential payments made by the Former Primary Film Supplier to us in the period before the bankruptcy proceeding in the approximate amount of $259,000. On July 7, 2004, an amended claim was filed against us and the amount of the alleged preferential payments made by the Former Primary Film Supplier was increased to approximately $895,000. We intend to continue to vigorously defend against such claim under the overall circumstances of our relationship with the Former Primary Film Supplier. At present we do not know whether we will make any claims against the Former Primary Film Supplier and we are unable to predict whether any additional claims will be made against us in connection with the Former Primary Film Supplier’s bankruptcy proceeding as to any aspect of our relationship with the Former Primary Film Supplier. We are unable at this time to predict the outcome and effects of this situation. We had, nevertheless, made a provision for the initial claim made by the Former Primary Film Supplier and we believe that such provision is adequate at this time, although we are unable to make such predictions with any certainty.

On September 30, 2004, we acquired for $1.8 million the thermal printhead production assets from Graphtec Corporation (“Graphtec”). Prior to that date, Graphtec was the only supplier of wide format thermal printheads that we use to manufacture our wide format thermal imaging equipment. We concluded the manufacturing of printheads in Fujisawa, Japan in December 2004 using the assets that we acquired from Graphtec and relocated those assets, along with certain key employees of the division, to our facility located at 7007 Pinemont Drive in Houston, Texas (our “Pinemont facility”). In April 2005, we began producing printheads at our Pinemont facility. As a result, we believe we are now the only manufacturer of wide-format thermal printheads in the world.

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

We also distribute another brand of generally high-quality dry thermal film to users of our thermal printers. This other brand of dry thermal film can be abrasive to our thermal printheads, resulting in high warranty costs associated with the replacement of damaged printheads. We are attempting to modify our thermal printheads so that they interface better with this other brand of dry thermal film. In addition, we are engaged in efforts to develop a new line of dry thermal film in order to improve the image quality of our own film for use with our printheads and thus reduce our reliance on the other brand of dry thermal film that tends to be abrasive as to our printheads. Both efforts to modify our printheads and to improve our film have been on-going in recent periods, but at this time we are unable to provide any assurance that we can eliminate printhead and film issues in the near future or at all. In order to achieve more than marginal growth in our thermal solutions product business in future periods, we believe that it is important to continue our concentration of efforts on both our printhead changes and film improvements.

Products and Product Development

Seismic Products

Our seismic product lines currently consist of high definition reservoir characterization products and services, geophones and hydrophones, including multi-component geophones and hydrophones, seismic leader wire, geophone string connectors, seismic telemetry cables, marine seismic cable retrieval and steering devices and specialized data acquisition systems targeted at niche markets. Our seismic products are compatible with most major seismic data acquisition systems currently in use. We believe that our seismic products are among the most technologically advanced instruments and equipment available for seismic data acquisition.

Our products used in marine seismic data acquisition include our patented marine seismic streamer retrieval devices (“SRDs”). Occasionally, streamers are severed and become disconnected from the vessel as a result of inclement weather, vessel traffic or human or technological error. Our SRDs, which are attached to the streamers, contain air bags that are designed to inflate automatically at a given depth, bringing the severed streamer to the surface. These SRDs save the seismic contractor significant time and money compared to the alternative of losing and replacing the streamer. We also produce seismic streamer steering devices, or “birds,” which are finlike devices that attach to the streamer and help maintain it at a certain desired depth as it is towed through the water.

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

Reservoir characterization requires special purpose or custom designed systems in which portability becomes less critical and functional reliability assumes greater importance. This reliability factor helps assure successful operations in inaccessible locations over a considerable period of time. Additionally, reservoirs located in deepwater or harsh environments require special instrumentation and new techniques to maximize recovery. Reservoir characterization also requires high-bandwidth, high-resolution seismic data for engineering project planning and reservoir management. We believe our HDSeis™ System and tools, designed for cost-

effective deployment and lifetime performance, will make borehole and seabed seismic acquisition a cost-effective, reliable process for the challenges of reservoir characterization and monitoring.

Our recent 3D seismic product developments include an omni-directional geophone for use in reservoir monitoring, a compact marine three-component or four-component gimbaled sensor and special-purpose connectors, connector arrays and cases.

In order to take advantage of our existing seismic cable manufacturing facilities and capabilities, we are designing and selling new cable products to the offshore oil and gas and offshore construction industries. The production of marine cables requires specialized design capabilities and manufacturing equipment, which we also utilize for deepwater reservoir characterization products. We are also working to diversify our existing seismic product lines and adapt our manufacturing capabilities for uses in industries other than the seismic industry.

Thermal Solutions Products

Our thermal solutions products include thermal printers, thermal printheads and dry thermal film. We market these products to a variety of industries, including the screen print, point of sale, signage and textile markets. We also sell these products to our seismic customers.

We design, manufacture and sell thermal printers with data images ranging in size from 12 to 54 inches wide and resolution ranging from 400 to 1,200 dpi. We also manufacture our own line of thermal film products as well as distribute another brand of thermal film to the users of our thermal printers. In our thermal solutions segments, we derive revenue primarily from the sale of thermal solutions products to our commercial graphics customers.

Competition

Seismic Products

We believe that we are one of the world’s largest manufacturers and distributors of seismic related products. The principal competitors in our seismic business segment for geophones, hydrophones, geophone string connectors, leader wire and telemetry cable are Input/Output, SERCEL (a division of Compagnie Générale de Géophysique, or “CGG”) and Steward Cable. Furthermore, an entity in China affiliated with SERCEL, as well as certain other Chinese manufacturers, produce a geophone having the same design and specifications as one of our older modeled geophones. The Chinese entity affiliated with SERCEL has recently announced its intent to develop a modern low-cost geophone meeting current industry standards and specifications. In addition to these competitors, certain manufacturers of marine streamers also manufacture hydrophones for their own use.

We believe that the principal competitive factors in the seismic instruments and equipment market are technological superiority, product durability and reliability, and customer service and support. Since price and product delivery are also important considerations for customers, pricing terms may become more significant during an industry downturn. These factors can be offset by a customer’s preference for standardization. In general, some customers prefer to standardize geophones and hydrophones, particularly if they are used by a single seismic crew or multiple crews that can support each other. These customers’ desire for standardization makes it more difficult for a geophone or hydrophone manufacturer to gain market share from other manufacturers with existing relationships with the customers.

As mentioned above, a key competitive factor for seismic instruments and equipment is durability under harsh field conditions. Instruments and equipment must not only meet rigorous technical specifications regarding signal integrity and sensitivity, but must also be extremely rugged and durable to withstand the rigors of field use, often in harsh environments.

With respect to our marine seismic data products, we are not aware of any competing companies that manufacture a product functionally similar to our patented seismic streamer retrieval device. Our primary competitor in the manufacture of our streamer depth positioning device, or “birds,” is Input/Output.

We believe our primary competitors for our deepwater cabled reservoir characterization and monitoring systems may be some traditional seismic equipment manufacturers or equipment providers such as WesternGeco (Schlumberger), Input/Output, SERCEL and some newly formed alliances involving these companies.

We believe our primary competitors for high definition borehole seismic data acquisition systems are Avalon and CGG.

Thermal Solutions Products

We believe that the primary competitors in our thermal imaging business segments are Ricoh, Xante, Gerber Scientific, iSys Group, Cypress Tech., and Atlantek, as well as manufacturers of alternative technologies such as inkjet printing. Also, as we advance the resolution capabilities of direct thermal technology, we expose ourselves to additional competition in the more traditional wet-film imagesetting marketplace. A key competitive factor in this market is producing equipment that is technologically advanced yet cost effective.

Suppliers

Prior to our acquisition of thermal production assets from Graphtec described above under the heading “—Thermal Solutions Products,” Graphtec was the only supplier of wide-format thermal printheads that we use to manufacture our wide-format thermal imaging equipment. We now manufacture printheads internally using assets acquired from Graphtec.

We produce dry thermal film internally using the intellectual property purchased from our Former Primary Film Supplier, discussed above under the heading “—Thermal Solutions Products.” We also purchase a substantial quantity of dry thermal film from another supplier.

We do not currently experience any significant difficulties in obtaining raw materials from our suppliers for the production of seismic products or thermal imaging equipment products.

Product Manufacturing and Assembly

Our manufacturing and product assembly operations consist of machining or molding the necessary component parts, configuring these parts along with components received from various vendors and assembling a final product. We manufacture seismic equipment to the specifications of our customers. For example, we can armor cables for applications such as deep water uses. We assemble geophone strings and seismic telemetry cables based on a number of customer choices such as length, gauge, tolerance and color of molded parts. With regard to dry thermal film, we mix and react various chemicals to formulate a reactive layer that is then coated onto a clear polyester film. The film is then coated with a protective topcoat that produces the final product. Upon completion, we test our final products to the functional and, in the case of seismic equipment, environmental, extremes of product specifications and inspect the products for quality assurance. We normally manufacture and ship our products based on customer orders and, therefore, typically do not maintain significant inventories of finished goods.

Markets and Customers

Our principal seismic customers are seismic contractors and major independent and government-owned oil and gas companies that either operate their own seismic crews or specify seismic instrument and equipment preferences to contractors. For our deepwater reservoir characterization products, our customers are generally large international oil and gas companies that operate long-term offshore oil and gas producing properties. Our thermal imaging customers primarily consist of direct users of our equipment as well as specialized resellers that focus on the newsprint, silkscreen and corrugated box printing industries. None of our customers comprised more than 10% of our sales for fiscal years 2005, 2004 or 2003.

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

Research and Development

We expect to incur significant future research and development expenditures aimed at the development of additional seismic data acquisition products used for high definition reservoir characterization in both land and marine environments and thermal imaging technologies. We have incurred research and development expenses of $5.0 million, $4.8 million and $5.2 million during the fiscal years ended September 30, 2005, 2004 and 2003, respectively.

Employees

As of September 30, 2005, we employed approximately 850 people predominantly on a full-time basis, of which approximately 402 were employed in the United States and approximately 407 in Russia. Our employees in Russia belong to a national union for machine manufacturers. Our remaining employees are not unionized. We have never experienced a work stoppage and consider our relationship with our employees to be satisfactory.

Financial Information by Geographic Area

For a discussion of financial information by segment and geographic area, see Note 17 to the consolidated financial statements contained in this Report on Form 10-K.

Item 1A. Risk Factors

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

Our New Products May Not Achieve Market Acceptance.

Management’s outlook and assumptions are based on various macro-economic factors and our internal assessments, and actual market conditions could vary materially from those assumed. In recent years, we have incurred significant expenditures to fund our research and development efforts and we intend to continue those expenditures in the future. However, research and development is by its nature speculative, and we cannot assure you that these expenditures will result in the development of new products or services or that any new products and services we have developed recently or may develop in the future will be commercially marketable or profitable to us. In particular, we have incurred substantial expenditures to develop seismic products for reservoir characterization applications. In addition, we recently began to try to use some of our capabilities, particularly our cable manufacturing capabilities, to supply products to new markets. Further, we have incurred substantial expense and expended significant effort to develop our thermal solutions products. We cannot assure you that we will realize our expectations regarding acceptance and revenues for our products and services in existing or new markets.

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

We Have a Relatively Small Public Float, and Our Stock Price May Be Volatile.

We have approximately 3.9 million shares outstanding held by non-affiliates following the sale by OYO Corporation, through its subsidiary OYO Corporation U.S.A., of 1,400,000 shares of our common stock. This small float results in a relatively illiquid market for our common stock. Our daily trading volume for the year ended September 30, 2005 has averaged approximately 8,900 shares, which is small, but was higher than in prior years due to the sale by OYO Corporation, through OYO Corporation U.S.A., of 1,400,000 shares of our common stock. Our small float and daily trading volumes have in the past caused, and may in the future result in, significant volatility in our stock price.

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

We Operate in Highly Competitive Markets.

The markets for most of our products are highly competitive. Many of our existing and potential competitors have substantially greater marketing, financial and technical resources than we do. Additionally, at least two competitors in our seismic business segment currently offer a broader range of instruments and equipment for sale than we do and market this equipment as “packaged” data acquisition systems. We do not currently offer for sale such a complete “packaged” data acquisition system. Further, certain of our competitors offer financing arrangements to customers on terms that we may not be able to match. In addition, new competitors may enter the market and competition could intensify.

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

We Have a Limited Market For Our Products.

In our seismic business segment, we market our traditional products to contractors and large, independent and government-owned oil and gas companies. We estimate that, based on published industry sources, fewer than 30 seismic contracting companies are currently operating worldwide (excluding those operating in Russia and the former Soviet Union, India, the People’s Republic of China and certain Eastern European countries, where seismic data acquisition activity is difficult to verify). We estimate that fewer than ten seismic contractors are engaged in marine seismic exploration. Due to these market factors, a relatively small number of customers, some of whom are experiencing financial difficulties, have accounted for most of our sales. From time to time these seismic contractors have sought to vertically integrate and acquire our competitors, which has influenced their supplier decisions before and after such transactions. The loss of a small number of these customers could materially and adversely impact sales of our seismic products.

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

Our Foreign Subsidiaries and Foreign Marketing Efforts Face Additional Risks and Difficulties.

Net sales outside the United States accounted for approximately 73.2% of our net sales during fiscal year 2005 and are again expected to represent a substantial portion of our net sales for fiscal year 2006 and subsequent years. Substantially all of our sales from the United States are made in U.S. dollars, but from time to time we make sales in foreign currencies and may, therefore, be subject to foreign currency fluctuations on our sales. In addition, net assets reflected on the balance sheets of our Russian, Canadian and United Kingdom subsidiaries are subject to currency fluctuations. Significant foreign currency fluctuations could adversely impact our results of operations.

Foreign sales are subject to special risks inherent in doing business outside of the U.S., including the risk of war, terrorist activities, civil disturbances, embargo and government activities and foreign attitudes about conducting business activities with the U.S., all of which may disrupt markets. A portion of our manufacturing is conducted through our subsidiary OYO-GEO Impulse, which is based in Ufa, Bashkortostan, Russia. Our business could be directly affected by political and economic conditions in Bashkortostan and in Russia generally. Boycotts, protests, governmental sanctions and other actions in the region could adversely affect our ability to operate profitably. The risk of doing business in Russia and other economically or politically volatile areas could adversely affect our operations and earnings. Foreign sales are also generally subject to the risk of compliance with additional laws, including tariff regulations and import and export restrictions. Sales in certain foreign countries require prior United States government approval in the form of an export license. We cannot assure you that we will not experience difficulties in connection with future foreign sales. Also, should we experience substantial growth in certain foreign markets, for example in Russia, we may not be able to transfer cash balances to the United States to assist with debt servicing or other obligations.

We Rely on a Key Supplier for a Significant Portion of Our Dry Thermal Film.

While we currently manufacture dry thermal film, we also purchase a large quantity of dry thermal film from a distributor. Except for the film produced by us and sold to us by this distributor, we know of no other source for dry thermal film that performs well in our thermal imaging equipment.

If we are unable to economically manufacture dry thermal film internally or our distributor were to discontinue supplying dry thermal film or were unable to supply dry thermal film in sufficient quantities to meet our requirements, our ability to compete in the thermal imaging marketplace could be severely damaged, adversely affecting our financial performance.

We Have Been Subject to Control by a Principal Stockholder.

In May 2005, our single largest stockholder, OYO Corporation, a Japanese corporation, through its wholly owned subsidiary, OYO Corporation U.S.A., sold 1,400,000 shares of our common stock in a secondary offering. As a result of this secondary offering, OYO Corporation owns indirectly in the aggregate approximately 25.8% of our common stock. Accordingly, OYO Corporation, through its wholly owned subsidiary OYO Corporation U.S.A., is able to exercise substantial influence over our management, operations and affairs. We currently have, and may continue to have, a variety of contractual relationships with OYO Corporation and its affiliates.

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

A General Downturn in the Economy in Future Periods May Adversely Affect Our Business.

A general downturn in the economy in future periods could adversely affect our business in ways that we cannot predict. Any economic downturn may adversely affect the demand for oil and gas generally or cause volatility in oil and gas commodity prices and, therefore, adversely affect the demand for our services to the oil and gas industry and related service and equipment industries. It could also adversely affect the demand for consumer products, which could in turn adversely affect our thermal solutions business. To the extent these factors adversely affect other seismic companies in the industry, we could see an oversupply of products and services and downward pressure on pricing for seismic products and services that would also adversely affect us.

Sarbanes-Oxley Act of 2002.

In response to several high profile cases of accounting irregularities, the Sarbanes-Oxley Act of 2002, or “the Act,” was enacted into law on July 30, 2002. Under current legislation, we believe we will be required to begin to comply with the annual requirements of Section 404 of the Act with respect to our internal controls over financial reporting effective for our fiscal year ending September 30, 2006. The Act, and rules promulgated thereunder, as well as NASDAQ listing standards addressing corporate governance issues, endeavor to provide greater accountability and promote investor confidence by imposing specific corporate governance requirements, by requiring more stringent controls and certifications by corporate management and by ultimately imposing new auditor attestations. The Act and NASDAQ rules affect how audit committees, corporate management and auditors of publicly traded companies carry out their respective responsibilities and interact with each other and mandate composition of audit committees by independent directors. The Act has resulted in higher expenses for publicly traded companies, including us, as a result of higher audit and review fees, higher legal fees, higher director fees and higher internal costs to document, test and potentially remediate internal control deficiencies. The Act, together with the financial scandals and difficult economic environment of recent years, has also led to substantially increased premiums for director and officer liability insurance. These increased expenses affect smaller public companies, like us, disproportionately from their effects on companies with larger revenue and operating income bases with which to absorb such increased costs.

With respect to the internal controls requirement flowing from the Act, we have already, and will continue to, devote substantial efforts and incur significant expenses in fiscal year 2006 in documenting, testing and potentially remediating deficiencies in our internal controls system. We have added internal resources and hired outside experts to help us with respect to these matters. Notwithstanding our substantial efforts, the requirements of the Act as to internal controls are still new and significant and, to some extent, quite burdensome, and there exists a risk that we will not be able to meet all the requirements of the Act in such regard by the time as of which we are required to report on our internal controls and provide our auditor’s opinion thereon.

Item 2. Properties

As of September 30, 2005, our operations included the following locations:

Location	Owned/Leased	Approximate Square Footage	Use
Houston, Texas	Owned	207,000	See Note 1 below
Houston, Texas	Owned	77,000	See Note 2 below
Ufa, Bashkortostan, Russia	Owned	120,000	Manufacturing
Ufa, Bashkortostan, Russia	Owned	41,000	See Note 3 below
Calgary, Alberta, Canada	Owned	45,000	Sales and service
Luton, Bedfordshire, England	Owned	8,000	Sales and service
Beijing, China	Leased	1,000	Sales and service

We believe that our facilities are adequate for our current and immediately projected needs.

(1)

This property is located at 7007 Pinemont Drive in Houston, Texas (the “Pinemont facility”). It was purchased in September 2003 at a cost of $3.8 million, $3.0 million of which was financed by a 7-year promissory note, secured by a mortgage on the property. The Pinemont facility consolidated into one location all manufacturing, engineering, selling, marketing and administrative activities for both the seismic and thermal solutions segments of our company in the United States. The Pinemont facility also serves as our company headquarters. This consolidation was a critical element in our strategic restructuring initiative aimed at making our operations more efficient in the face of continuing pricing pressure on our traditional seismic businesses.
(2)	This property, located at 7334 N. Gessner in Houston, Texas (the “Gessner facility”), previously contained a manufacturing operation and certain support functions. We completed the relocation of these operations to the Pinemont facility in February 2004. We continue to utilize this facility or portions of this facility for storage and overflow manufacturing and assembly operations which cannot be accommodated at our Pinemont facility due to capacity constraints.
(3)	This property served as a location for manufacturing operations until October 2002, at which time these operations were relocated to the new 120,000 square foot building in Ufa noted above. This building is currently being used as a storage facility. We are seeking to sell this property.

Item 3. Legal Proceedings

From time to time we are a party to what we believe is routine litigation and proceedings that may be considered as part of the ordinary course of our business. We are not aware of any current or pending litigation or proceedings that could have a material adverse effect on our results of operations, cash flows or financial condition, although we continue to monitor developments in the bankruptcy proceeding by our Former Primary Film Supplier and its existing claim against us as is described in the section entitled “Business—Thermal Solutions Products” contained in this Report on Form 10-K.

Item 4. Submission of Matters to Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is quoted on The NASDAQ National Market under the symbol “OYOG”. On December 8, 2005, there were approximately 46 holders of record of our common stock, and the closing price per share on such date was $27.50 as quoted by The NASDAQ National Market.

The following table shows the high and low per share sales prices for our common stock reported on The NASDAQ National Market.

	Low	High
Year Ended September 30, 2005:
Fourth Quarter	$18.06	$20.98
Third Quarter	16.02	20.99
Second Quarter	16.94	21.50
First Quarter	15.05	19.00

Year Ended September 30, 2004:
Fourth Quarter	$13.80	$19.05
Third Quarter	16.14	19.59
Second Quarter	14.00	19.95
First Quarter	11.71	16.09

Since our initial public offering in 1997, we have not paid dividends, and we do not intend to pay cash dividends on our common stock in the foreseeable future. We presently intend to retain our earnings for use in our business, with any future decision to pay cash dividends dependent upon our growth, profitability, financial condition and other factors the Board of Directors may deem relevant. Our existing credit agreement also has covenants which materially limit our ability to pay dividends. For a more complete discussion of our credit agreement, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources” contained in this Report on Form 10-K

We did not sell any securities in fiscal years 2005, 2004 or 2003 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), except as has previously been disclosed on our Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 and on our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005. As we disclosed in those reports, an error was discovered as to the registration under the Securities Act of securities offered under the Company’s 1999 Broad-Based Option Plan. Before the error was discovered and rectified, we issued a total of 700 shares of common stock upon the exercise of options granted under the Broad-Based Plan for an aggregate consideration of approximately $8,000 without registration and without exemption from registration under the Act, as follows:

Date Shares Issued	Number of Shares Issued
10/27/04	100
10/29/04	100
1/05/05	100
1/19/05	200
1/21/05	100
2/02/05	100

The following equity plan information is provided as of September 30, 2005:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	658,375	$13.07	369,239
Equity Compensation Plans Not Approved by Security Holders	13,900	$13.60	18,600

Item 6. Selected Consolidated Financial Data

The following table sets forth certain selected historical financial data on a consolidated basis. The selected consolidated financial data was derived from our consolidated financial statements. The selected consolidated financial data should be read in conjunction with our consolidated financial statements appearing elsewhere in this Form 10-K. When reviewing the table below, please also note the recent transactions and new accounting pronouncements described in the sections entitled “Management’s Discussion and Analysis of Financial Conclusion and Results of Operations—Recent Acquisitions” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies”, respectively, contained in this Report on Form 10-K.

	Year Ended September 30,
	2005	2004	2003	2002	2001
	(in thousands, except share and per share amounts)
Statement of Operations Data:
Sales	$72,823	$63,538	$50,854	$65,049	$63,618
Cost of sales	50,941	40,787	38,337	46,484	42,957

Gross profit	21,882	22,751	12,517	18,565	20,661
Operating expenses:
Selling, general and administrative	13,515	12,086	11,273	11,538	12,528
Research and development	4,960	4,794	5,226	5,347	6,277
Impairment of assets	—	—	—	1,246	—

Total operating expenses	18,475	16,880	16,499	18,131	18,805

Income (loss) from operations	3,407	5,871	(3,982)	434	1,856
Other income (expense), net	(44)	61	69	(770)	(226)

Income (loss) before income taxes, minority interest and extraordinary gain	3,363	5,932	(3,913)	(336)	1,630
Income tax expense (benefit)	812	(47)	(1,399)	(857)	292

Income (loss) before minority interest, and extraordinary gain	2,551	5,979	(2,514)	521	1,338
Minority interest	(44)	(26)	(19)	(88)	—

Income (loss) before extraordinary gain	2,507	5,953	(2,533)	433	1,338
Extraordinary gain, net of tax of $85	—	—	—	686	—

Net income (loss)	$2,507	$5,953	$(2,533)	$1,119	$1,338

Basic earnings (loss) per share:
Income (loss) before extraordinary gain	$0.45	$1.07	$(0.46)	$0.08	$0.24
Extraordinary gain	—	—	—	0.12	—

Net income (loss) per share	$0.45	$1.07	$(0.46)	$0.20	$0.24

Diluted earnings (loss) per share:
Income (loss) before extraordinary gain	$0.44	$1.05	$(0.46)	$0.08	$0.24
Extraordinary gain	—	—	—	0.12	—

Net income (loss) per share	$0.44	$1.05	$(0.46)	$0.20	$0.24

Weighted average shares outstanding—Basic	5,606,858	5,573,611	5,550,216	5,535,979	5,489,251
Weighted average share outstanding—Diluted	5,743,601	5,684,853	5,550,216	5,547,774	5,598,597
Other Financial Data:
Depreciation, amortization and stock-based compensation	$4,150	$4,966	$4,268	$4,724	$4,444
Capital expenditures	6,247	2,506	6,045	4,729	4,909

	As of September 30,
	2005	2004	2003	2002	2001
	(in thousands)
Balance Sheet Data:
Working capital	$40,501	$32,789	$24,937	$28,130	$27,891
Total assets	84,422	77,794	71,435	68,126	73,000
Short-term debt	340	1,029	5,889	714	1,033
Long-term debt	10,731	5,805	6,232	3,544	3,772
Stockholders’ equity	62,606	59,200	52,471	54,129	52,791

We did not declare or pay any dividends during any of the periods noted in the above tables.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the major elements of our consolidated financial statements. You should read this discussion and analysis together with our consolidated financial statements, including the accompanying notes, and other detailed information appearing elsewhere in this Form 10-K, including under the heading “Risk Factors”. The discussion of our financial condition and results of operations includes various forward-looking statements about our markets, the demand for our products and services and our future plans and results. These statements are based on assumptions that we consider to be reasonable, but that could prove to be incorrect. For more information regarding our assumptions, you should refer to the section entitled “—Forward-Looking Statements and Assumptions” contained in this Item 7 in this Report on Form 10-K.

Background

We design and manufacture instruments and equipment used in the acquisition and processing of seismic data as well as in the characterization and monitoring of producing oil and gas reservoirs. We have been in the seismic instrument and equipment business since 1980 and market our products primarily to the oil and gas industry. We also design, manufacture and distribute thermal imaging equipment and dry thermal film products to a variety of markets, including the screen print, point of sale, signage and textile markets. We have been manufacturing thermal imaging products in what is called our Thermal Solutions segment (formerly called our Commercial Graphics segment) since 1995. We report and evaluate financial information for each of these two segments: Seismic and Thermal Solutions. Certain summary financial data for our business segments which was previously presented in prior periods has now been reclassified to conform to the current year presentation. For a more detailed discussion of our business segments and products, see the information under the heading “Business” in this Report on Form 10-K.

Consolidated Results of Operations

We report and evaluate financial information for two segments: Seismic and Thermal Solutions. Certain summary financial data for our business segments which was previously presented in prior periods has now been reclassified to conform to the current year presentation.

Summary financial data by business segment follows (in thousands):

	Years Ended
	September 30, 2005	September 30, 2004	September 30, 2003
Seismic
Net sales	$59,401	$50,651	$37,619
Operating income	10,072	10,860	780

Thermal Solutions
Net sales	13,422	12,991	13,333
Operating income	363	1,118	1,130

Corporate
Operating loss	(7,028)	(6,107)	(5,892)

Eliminations
Net sales	—	(104)	(98)

Consolidated Totals
Net sales	72,823	63,538	50,854
Operating income (loss)	3,407	5,871	(3,982)

Overview

Fiscal Year 2005 Compared to Fiscal Year 2004

Consolidated net sales for the year ended September 30, 2005 increased $9.3 million, or 14.6%, from fiscal year 2004. The increase in sales reflects strong demand from customers for our seismic equipment as exploration activities increased due to higher oil and gas commodity prices. Sales for fiscal year 2004 include a performance bonus of $3.6 million resulting from the successful installation and performance of the Valhall System delivered to BP in fiscal years 2002 and 2003 described under the heading “Overview – Seismic Products – Seismic Reservoir Products”.

Consolidated gross profits for the year ended September 30, 2005 decreased by $0.9 million, or 3.8%, from fiscal year 2004. Excluding the $3.6 million performance bonus received in fiscal year 2004, fiscal year 2005 consolidated gross profits increased by $2.8 million, or 14.5%. This increase in gross profits resulted primarily from increased sales of our seismic exploration products for the reasons discussed above. Consolidated gross profit margins, as a percentage of sales, declined from 35.8% in fiscal year 2004 to 30.0% in fiscal year 2005. Excluding the $3.6 million performance bonus, consolidated gross profit margins were 31.9% in fiscal year 2004. The decline in gross profit margins is partially due to a higher percentage of sales mix in fiscal year 2005 of seismic exploration products as compared to fiscal year 2004, which, sales generally yield lower gross profit margins. In addition, since our consolidation into the new single Pinemont facility, we have experienced some inefficiencies in our manufacturing operations attributable to rapid growth, the need to upgrade some of our manufacturing systems and personnel stress. These are, we believe, typical issues for management in a manufacturing concern, and we believe we are overcoming these inefficiencies through management’s attention to the manufacturing process and to controls thereon and related thereto.

Consolidated operating expenses for the year ended September 30, 2005 increased $1.6 million, or 9.4%, from fiscal year 2004. The increase in operating expenses primarily resulted from (i) increased bad debt expense, (ii) Sarbanes-Oxley readiness costs, (iii) consulting expenses related to upgrading and improving our enterprise software system, and (iv) costs to relocate employees from Japan to Houston in connection with our acquisition of assets from Graphtec described under the heading “Business – Thermal Solutions Products”. These operating expense increases were partially offset by lower incentive compensation expenses in fiscal year 2005.

The U.S. statutory rate applicable to us for the period reported was 34.0%; however, our effective tax rate for the year ended September 30, 2005 was 24.1%. The fiscal year 2005 effective tax rate primarily reflects anticipated U.S. tax benefits related to extraterritorial income deductions applicable to foreign export sales and lower tax rates in certain foreign jurisdictions. Our effective tax rate for fiscal year 2004 was (0.8)%. We realized several significant tax benefits in fiscal year 2004, including (i) tax credits and a special tax deduction allowed to U.S. export manufacturers totaling $0.9 million, (ii) the reversal of an $0.8 million deferred tax valuation allowance due to the realization of deferred tax assets, and (iii) a $0.4 million benefit resulting from the taxing rates in certain foreign taxing jurisdictions being lower than the U.S. statutory tax rate. Recently announced changes in U.S. tax legislation are expected to result in the phasing out of the special deduction allowed to U.S. export manufacturers. Consequently, we expect our effective tax rate to increase in fiscal year 2006.

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

Consolidated gross profits for the year ended September 30, 2004 increased by $10.2 million, or 81.8%, from fiscal year 2003. The higher gross profits in fiscal year 2004 are the result of increased seismic product sales, primarily from our deepwater reservoir characterization and borehole reservoir imaging products. Our fiscal year 2004 gross profits include a $3.6 million performance bonus payment we received for the continued successful performance of a deepwater reservoir characterization system sold to a customer in fiscal year 2002.

Consolidated operating expenses for the year ended September 30, 2004 increased $0.4 million, or 2.3%, from fiscal year 2003. This increase is the result of higher incentive compensation expenses in the amount of $0.5 million and facility relocation expenses of $0.5 million in fiscal year 2004. These cost increases were partially offset by a decrease in operating expenses associated with our facilities consolidation and reorganization.

The U.S. statutory rate applicable to us for the fiscal year 2004 was 34.0%. The effective tax rate for fiscal year 2004 was (0.8)% compared to an effective tax rate of 35.8% in fiscal year 2003. We realized several significant tax benefits in fiscal year 2004, including (i) tax credits and a special tax deduction allowed to U.S. export manufacturers totaling $0.9 million, (ii) the reversal of an $0.8 million deferred tax valuation allowance due to the realization of deferred tax assets, and (iii) a $0.4 million benefit resulting from the taxing rates in certain foreign taxing jurisdictions being lower than the U.S. statutory tax rate.

Segment Results of Operations

Seismic Products

Fiscal Year 2005 Compared to Fiscal Year 2004.

Net Sales. Sales of our seismic products for fiscal year 2005 increased $8.8 million, or 17.3%, from fiscal year 2004. The significant increase in sales primarily resulted from increased sales to our seismic exploration customers, including customers in Canada and Russia. Due to the effects of Hurricane Rita which impacted the Houston area in late September 2005, we were unable to deliver a $1.1 million seismic borehole system to a customer. Our seismic borehole products along with our other reservoir characterization products generally yield higher gross margins than do our seismic exploration products. This system was subsequently delivered to a customer in October 2005. A total of five days of production was lost as a result of Hurricane Rita. Sales for fiscal year 2004 include a performance bonus of $3.6 million from the successful installation and performance of the Valhall System delivered to BP in fiscal years 2002 and 2003 described under the heading “Business – Seismic Products – Seismic Reservoir Products”.

Operating Income. Operating income from sales of our seismic products for the fiscal year 2005 decreased $0.8 million, or 7.3%, from fiscal year 2004. Excluding the $3.6 million performance bonus payment received in fiscal year 2004 and $1.1 million of associated incentive compensation expense, operating income for fiscal year 2005 increased $1.8 million, or 21.2%, due to higher sales of seismic exploration products.

Fiscal Year 2004 Compared to Fiscal Year 2003.

Net Sales. Sales of our seismic products for fiscal year 2004 increased $13.0 million, or 34.6%, from fiscal year 2003. The increase in sales principally resulted from a $7.8 million increase in sales of our deepwater reservoir characterization and borehole reservoir imaging systems, including a $3.6 million performance bonus payment resulting from the continued successful performance of the Valhall System sold to BP in fiscal year 2002. Our traditional seismic product sales increased by $3.7 million primarily as a result of increased sales by our Canadian and Russian subsidiaries. Other products having industrial applications generated increased revenues of $1.5 million during fiscal year 2004.

Operating Income. Operating income for fiscal year 2004 increased $10.1 million from fiscal year 2003. The increase is primarily attributable to the increase in sales and gross profits of our deepwater reservoir characterization systems, including the $3.6 million performance bonus payment referred to above.

Thermal Solutions Products

Fiscal Year 2005 Compared to Fiscal Year 2004.

Net Sales. Sales of our thermal solutions products for fiscal year 2005 increased $0.4 million, or 3.3%, from fiscal year 2004. While sales did not change significantly in any particular product line from the prior fiscal year, sales of printheads to new customers increased due to the purchase of assets from Graphtec described under the heading “Business – Thermal Solutions Products” in September 2004. During fiscal year 2005, we experienced shortages of certain component parts which delayed the shipment of certain thermal solutions products. Such shortages were isolated to certain suppliers and are considered temporary.

Operating Income. Our operating income from our thermal solutions products for fiscal year 2005 decreased $0.8 million, or 67.5%, from fiscal year 2004. Such decrease is generally the result of foreign administrative office expenses, idle production costs and start-up expenses, all associated with the transition from Japan to Houston of the thermal printhead production assets purchased from Graphtec and manufacturing inefficiencies.

Fiscal Year 2004 Compared to Fiscal Year 2003.

Net Sales. Sales of our commercial graphics products for fiscal year 2004 decreased $0.3 million, or 2.6%, from fiscal year 2003. The decrease in sales primarily resulted from a decline in equipment sales, partially offset by increased sales of dry thermal film. Competing imaging technologies are the primary reason for the reduction of equipment sales. The addition of new dry thermal film customers, previously serviced by competitors, was a significant factor in the increase in dry thermal film sales.

Operating Income. Our operating income from thermal solutions for fiscal year 2004 decreased $12,000, or 1.1%, from fiscal year 2003. This reduction in operating income primarily resulted from a decline in sales, partially offset by a decline in operating costs due to our facilities consolidation and reorganization.

Recent Acquisitions

OYO-GEO Impulse International, LLC

At September 30, 2005, we owned a 97% interest in OYO-GEO Impulse, our Russian subsidiary. In October 2005, we purchased for $0.1 million the remaining 3% ownership interest in this entity from the minority shareholder. Thus OYO-GEO Impulse is now a wholly-owned subsidiary of the Company. OYO-GEO Impulse manufactures international-standard geophone sensors and related seismic products for the Russian and international seismic marketplaces.

For a discussion regarding our acquisition of assets from Graphtec and acquisition of intellectual property from our Former Primary Film Supplier, see “Business—Thermal Solutions Products” in this Report on Form 10-K.

Facilities Reorganization

As part of our consolidation and reorganization plan, in fiscal year 2004 we relocated our headquarters and the operations of five Houston-area facilities into our Pinemont facility. At that time, our plan contemplated the sale or lease of our owned vacant facilities. In December 2003, we sold a vacant facility in Houston, Texas for $0.8 million and recorded a gain of $66,000. In December 2004, we sold a vacant facility in Stafford, Texas (the “Stafford facility”) for $1.3 million and incurred a loss of $28,000.

We still own the Gessner facility and we continue to market it for lease or sale. In the interim, we are utilizing this facility, or portions thereof, for storage and overflow manufacturing and assembly operations which cannot be accommodated at our Pinemont facility due to certain capacity constraints and the potential for additional large customer orders. We have not incurred significant expenditures to retrofit or vacate this facility to accommodate these operations.

Liquidity and Capital Resources

At September 30, 2005, we had $1.8 million in cash and cash equivalents. For fiscal year 2005, we used approximately $1.6 million of cash in operating activities. The cash used in operating activities was primarily used in connection with an increase in inventories of $7.8 million due to increased orders from customers and decreased cash resulting from $3.4 million less of net income in fiscal year 2005 than fiscal year 2004.

For fiscal year ended September 30, 2005, we used approximately $4.9 million of cash in investing activities. We received $1.3 million of cash proceeds from the sale of the Stafford facility described above under the heading “—Facilities Reorganization”. We used $6.2 million of cash for capital expenditures, including approximately $1.4 million paid to Graphtec on October 1, 2004 for its printhead production assets and $1.0 million for the construction of a cleanroom at our Pinemont facility for thermal printhead production as is described under the heading “Business—Thermal Solutions Products”. We estimate that our total capital expenditures in fiscal year 2006 will be approximately $8.0 million, which we expect to fund through operating cash flows and borrowings under our Credit Agreement, discussed below.

For fiscal year 2005, we generated approximately $4.8 million of cash in financing activities primarily from borrowings under our Credit Agreement. This amount includes $0.7 million as a result of the repayment of a mortgage upon the sale of our Stafford facility.

At September 30, 2004, we had $3.1 million in cash and cash equivalents. For fiscal year 2004, we generated approximately $8.4 million of cash from operating activities. The cash generated by operating activities was derived from a combination of our net income of $6.0 million and $5.0 million of non-cash depreciation and amortization charges. This cash flow was partially offset by a $1.0 million non-cash deferred tax benefit. Other operating cash flows included increases in accrued expenses in the amount of $1.9 million primarily reflecting fiscal year 2004 accrued incentive compensation expenses. Income taxes payable increased by $0.6 million, reflecting taxes owed on the profits of our foreign subsidiaries. Such sources of cash were offset by a $2.7 million increase in accounts and notes receivable resulting from increased sales, and a $2.5 million increase in inventories also as a result of increased sales.

For fiscal year 2004, we used approximately $1.3 million of cash in investing activities. We received $1.2 million of cash proceeds from the sale of a surplus building and a vacant parcel of land, as part of our consolidation and reorganization plan facilities. We used $2.5 million of cash for capital expenditures of which approximately $1.4 million represented improvements to our Pinemont facility.

For year 2004, we used approximately $4.9 million of cash from financing activities, primarily for the repayment of borrowings under our prior credit facility.

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

For the year ended September 30, 2003, we used approximately $6.2 million of cash in investing activities, principally consisting of $6.0 million of capital expenditures and a $0.2 million investment in OYO-GEO Impulse. Included in the capital expenditures is a $3.8 million investment in the Pinemont facility in September 2003.

For the year ended September 30, 2003, cash from financing activities increased approximately $7.9 million, consisting of $4.9 million of borrowings under our prior credit facility and $3.0 million of borrowings to purchase the Pinemont facility.

On November 22, 2004, several of our subsidiaries entered into a credit agreement (the “Credit Agreement”) with a bank. Under the Credit Agreement, as amended on September 19, 2005, our borrower subsidiaries can borrow up to $20.0 million principally secured by their accounts, inventories and equipment. The Credit Agreement expires on November 21, 2007. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial amounts, restricts our and our borrower subsidiaries’ ability to pay dividends and contains other covenants customary in agreements of this type. We believe that the ratio of total liabilities to tangible net worth and the asset coverage ratio could prove to be the most restrictive. The interest rate for borrowings under the Credit Agreement is, at our borrower subsidiaries’ option, a discounted prime rate or a LIBOR based rate. At September 30, 2005, there were borrowings of $5.9 million under the Credit Agreement, and additional available borrowings of $14.1 million.

For a discussion of our prior credit agreement which was replaced with the Credit Agreement, see Note 8 to the financial statements included in this Report on Form 10-K.

A summary of future payments owed for contractual obligations and commercial commitments as of September 30, 2005 are shown in the table below (in thousands):

	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Contractual Obligations:
Long-term debt	$5,168	$340	$748	$851	$3,229
Operating leases	3	3	—	—	—

Total contractual obligations	5,171	343	748	851	3,229

Commercial Commitments:
Lines of Credit	5,903	—	5,903	—	—

Total Contractual Obligations and Commercial Commitments	$11,074	$343	$6,651	$851	$3,229

We believe that the combination of existing cash reserves, cash flows from operations and borrowing availability under the Credit Agreement should provide us sufficient capital resources and liquidity to fund our planned operations through fiscal year 2006. However, there can be no assurance that such sources of capital will be sufficient to support our capital requirements in the long-term, and we may be required to issue additional debt or equity securities in the future to meet our capital requirements. There can be no assurance we would be able to issue additional equity or debt securities in the future on terms that are acceptable to us or at all.

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

Goodwill represents the excess of the purchase price of purchased businesses over the estimated fair value of the acquired business’ net assets. Under the Statement of Financial Accounting Standards, or “SFAS”, 142 (“SFAS 142”), goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed periodically for impairment. Intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives; however, no maximum life applies. In accordance with the provisions of SFAS 142, we no longer record goodwill amortization expense. We review the carrying value of goodwill and other long-lived assets to determine whether there has been an impairment since the date of the relevant acquisition. We have elected to make September 30 the annual impairment assessment date and will perform additional impairment tests if a change in circumstances occurs that would more likely than not reduce the fair value of long-lived assets below their carrying amount. The assessment is performed in two steps: step one is to test for potential impairment and if potential losses are identified, step two is to measure the impairment loss. We performed step one at September 30, 2005 and found that there were no impairments at that time; thus, step two was not necessary.

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

We do not modify our normal billing and credit terms for these types of sales. As of September 30, 2005, we had no sales under bill and hold arrangements.

New Accounting Pronouncements

In January 2003, Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (FIN 46), an interpretation of Accounting Research Bulletin No. 51, which requires the Company to consolidate variable interest entities for which it is deemed to be the primary beneficiary and disclose information about variable interest entities in which it has a significant variable interest. FIN 46 became effective immediately for variable interest entities formed after January 31, 2003 and effective for periods ending after December 15, 2003, for any variable interest entities formed prior to February 1, 2003. The Company does not believe that this Interpretation will have a material impact on its consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS 149 amends and clarifies financial accounting and reporting of derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on our financial position or results of operations.

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

In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), which supercedes SAB 101, “Revenue Recognition in Financial Statements”. SAB 104’s primary purpose is to rescind accounting guidance contained within SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material effect on our financial position or our results of operations.

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R will be effective for fiscal years beginning after June 15, 2005 and thus will be effective for us at the beginning of fiscal year 2006. Retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. We are currently evaluating the impact of SFAS 123R on our consolidated financial statements.

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

In March 2005, the SEC released SEC Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment” (“SAB No. 107”). SAB No. 107 outlines the SEC staff’s position regarding the application of SFAS No. 123(R). SAB No. 107 contains interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 also highlights the importance of disclosures related to the accounting for share-based payment transactions. We are currently reviewing the effect of SAB No. 107 on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”) which supersedes APB Opinion No. 20, “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 changes the requirements for accounting for and reporting of changes in accounting principle. The statement requires the retroactive application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS No. 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This standard will be effective for us in fiscal year 2007. We believe that the adoption of this Standard will not have a material impact on our consolidated financial statements.

Forward-Looking Statements and Assumptions

This Report on Form 10-K and the documents incorporated by reference herein, if any, contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these forward-looking statements by terminology such as “may”, “will”, “should”, “intend”, “expect”, “plan”, “budget”, “forecast”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other forward-looking information. These forward-looking statements reflect our best judgment about future events and trends based on the information currently available to us. However, there may be events in the future that we are not able to predict or control.

The factors listed under the caption “Risk Factors”, as well as cautionary language in this Report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this Report on Form 10-K could have a material adverse effect on our business, results of operations and financial position, and actual events and results of operations may vary materially from our current expectations.

Management’s Current Outlook and Assumptions.

Our estimates as to future results and industry trends, to the extent described in this document, are generally based on assumptions regarding the future level of seismic exploration activity, seismic reservoir monitoring projects, demand for offshore cable products and industrial sensors and demand for thermal imaging technologies, and in turn, their effect on the demand and pricing of our products and services. Our analysis of the market and its impact on us is based upon the following assumptions for the foreseeable future:

•	We believe the impact of political conditions and hostilities around the world, including those of the Middle East, which may have a significant impact on the oil and gas commodity prices, will not cause a significant decrease in demand for our seismic products for the foreseeable future.

•	While demand for our traditional seismic exploration products is cyclical, we believe demand for these products will be strong through fiscal year 2006 as a result of higher oil and gas commodity prices. However, we expect intense competition and pricing pressures to continue to impact the gross profit margins we realize on our commodity seismic exploration products.

•	We expect revenues from our deepwater reservoir characterization products to increase significantly in fiscal year 2006 due to increasing acceptance of this technology by oil companies to more efficiently manage producing reservoirs.

•	Demand for our products used in the thermal solutions industry is expected to increase marginally for the foreseeable future.

•	As our offshore cable products and industrial sensors gain market acceptance, we expect demand for these products to increase.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The following discussion of our exposure to various market risks contains “forward looking statements” that involve risks and uncertainties. These projected results have been prepared utilizing certain assumptions considered reasonable in light of information currently available to us. Nevertheless, because of the inherent unpredictability of foreign currency rates, as well as other factors, actual results could differ materially from those projected in this forward looking information. For a description of our significant accounting policies associated with these activities, see under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” contained in this report on Form 10-K.

We do not have any market risk as to market risk sensitive instruments entered into for trading purposes and have only very limited risk as to arrangements entered into other than for trading purposes. Further, we do not engage in commodity or commodity derivative instrument purchasing or selling transactions.

Foreign Currency and Operations Risk

Our subsidiary, OYO-GEO Impulse, is located in Russia. Therefore, our financial results may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions in Russia or changes in Russia’s political climate. Our consolidated balance sheet at September 30, 2005 reflected approximately $3.1 million of net working capital related to OYO-GEO Impulse. OYO-GEO Impulse both receives its income and pays its expenses primarily in rubles. To the extent that transactions of OYO-GEO Impulse are settled in rubles, a devaluation of the ruble versus the U.S. dollar could reduce any contribution from OYO-GEO Impulse to our consolidated results of operations and total comprehensive income as reported in U.S. dollars. We do not hedge the market risk with respect to our operations in Russia; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of Russian rubles versus U.S. dollars to the extent such disruptions result in any reduced valuation of OYO-GEO Impulse’s net working capital or future contributions to our consolidated results of operations. Under recently passed tax legislation, we may be able to repatriate foreign earnings from Russia and elsewhere at a more attractive tax rate than had been applicable.

Foreign Currency Intercompany Accounts and Notes Receivable

From time to time, we provide access to capital to our foreign subsidiaries through U.S. dollar denominated interest bearing promissory notes. Such funds are generally used by our foreign subsidiaries to purchase capital assets and for general working capital needs. In addition, we sell products to our foreign subsidiaries in U.S. dollars on trade credit terms. Because these U.S. dollar denominated intercompany debts are accounted for in the local currency of our foreign subsidiaries, any appreciation or devaluation of such foreign currencies against the U.S. dollar will result in a gain or loss, respectively, to our consolidated statement of operations. At September 30, 2005, we had outstanding accounts and notes receivable of $0.7 million, $40,000 and $1.5 million from our subsidiaries in Canada, Europe, and Russia, respectively.

Floating Interest Rate Risk

Our Credit Agreement and the real estate mortgage agreement for our Pinemont facility each contains a floating interest rate. These floating interest rates subject us to the risk of increased interest costs associated with any upward movements in bank market interest rates. Under the Credit Agreement, our borrowing interest rate is a discounted prime lending rate or a LIBOR based rate, whichever we select. Under the real estate mortgage agreement, our borrowing rate had been a LIBOR based rate plus 175 basis points with a minimum rate of 3.8%. We amended the real estate mortgage agreement on April 13, 2005 and again on July 11, 2005, reducing the interest rate to a LIBOR based rate plus 159 basis points with the minimum rate remaining at 3.8%. As of September 30, 2005, we had borrowed $5.9 million under the Credit Agreement at a rate of 5.4% and we had borrowed $2.8 million under our real estate mortgage agreement at a rate of 5.3%. Due to the amount of borrowings outstanding under these facilities, including potential borrowings available under the Credit Agreement, any increased interest costs associated with movements in market interest rates could be material to our financial condition, results of operation and/or cash flow. At September 30, 2005, based on our current level of borrowings, a 1.0% increase in interest rates would increase our interest expense annually by approximately $87,000.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements, including the reports thereon, the notes thereto and supplementary data begin at page F-1 of this Form 10-K and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Our independent public accountant has not resigned, declined to stand for reelection or been dismissed in our last two fiscal years and continues to serve as our independent public accountant.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the

Securities Exchange Act (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company’s reports.

In connection with the preparation of this Annual Report on Form 10-K, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of September 30, 2005 of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the CEO and CFO concluded that as of September 30, 2005, the Company’s disclosure controls and procedures were not effective because of the material weakness in internal controls over financial reporting described below.

Notwithstanding the material weakness described below, the Company’s management believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of September 30, 2005, the Company did not maintain effective controls over the year-end physical inventory. Specially, the controls in place to ensure an accurate count and verify the existence of inventory at our Pinemont facility in Houston, Texas were not properly designed and thus, failed to detect counting errors and other inaccuracies prior to the posting of the physical inventory adjustments to the general ledger. This control deficiency resulted in audit adjustments to the Company’s 2005 annual consolidated financial statements to correct inventory and cost of goods sold. Additionally this control deficiency could result in a misstatement of inventory and cost of goods sold that would result in a material misstatement to the Company’s annual or interim consolidated financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Management’s Remediation Initiatives

Since discovering the material weakness identified above and after investigating the results, management employed measures subsequent to September 30, 2005 to remediate the material weakness, including the recount of a substantial amount of our on-hand inventory quantities. Furthermore, we are implementing measures to strengthen our internal control over our physical inventory counting procedures, including, among others, the following:

•	enhancing existing procedures for counting inventories and for investigating significant or unusual inventory adjustments due to an annual physical count;

•	reinforcing cycle count procedures and monitoring of compliance with those procedures;

•	requiring management approval before significant cycle count and annual physical count adjustments are posted to our financial statements; and

•	utilizing our computer system to enhance the tracking of our inventories.

The Audit Committee has recommended to management, and management has agreed, to direct significant resources to address this material weakness. The results of the post-September 30, 2005 recount did not materially affect our results of operations in fiscal year 2005.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 2006 Annual Meeting of Stockholders under the captions “Election of Directors”, “Executive Officers and Compensation,” “Section 16(a) Beneficial Ownership Compliance” and “Code of Ethics” and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 2006 Annual Meeting of Stockholders under the caption “Executive Officers and Compensation” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 2006 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference, and in Item 5, “Market for Registrants Common Equity and Related Stockholder Matters,” contained in Part II hereof.

Item 13. Certain Relationships and Related Transactions

The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 2006 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 2006 Annual Meeting of Stockholders under the caption “Independent Public Accountant” and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Financial Statements and Financial Statement Schedules

The financial statements and financial statement schedules listed on the accompanying Index to Financial Statements (see page F-1) are filed as part of this Form 10-K.

Exhibits

Exhibit Number		Description of Documents
3.1	(a)	Restated Certificate of Incorporation of the Registrant.

3.2	(a)	Restated Bylaws of the Registrant.

4.1	(a)	Restated Certificate of Incorporation of the Registrant.

4.2	(a)	Restated Bylaws of the Registrant.

10.1	(a)	Employment Agreement dated as of August 1, 1997, between the Company and Gary D. Owens.

10.2	(a)	Employment Agreement dated as of August 1, 1997, between the Company and Michael J. Sheen.

10.3	(b)	OYO Geospace Corporation 1997 Key Employee Stock Option Plan.

10.4	(c)	Amendment No. 1 to OYO Geospace Corporation 1997 Key Employee Stock Option Plan, dated February 2, 1998.

10.5	(c)	Amendment No. 2 to OYO Geospace Corporation 1997 Key Employee Stock Option Plan, dated November 16, 1998.

10.6	(g)	Amendment No. 3 to OYO Geospace Corporation 1997 Key Employee Stock Option Plan, dated November 10, 2000.

10.7	(g)	Amendment No. 4 to OYO Geospace Corporation 1997 Key Employee Stock Option Plan, dated February 8, 2005.

10.8	(b)	OYO Geospace Corporation 1997 Non-Employee Director Plan.

10.9	(g)	Amendment No. 1 to OYO Geospace Corporation 1997 Non-Employee Director Plan, dated February 8, 2005.

10.10	(a)	Printhead Purchase Agreement dated November 10, 1995 between the Company and OYO Corporation.

10.11	(a)	Master Sales Agreement dated November 10, 1995, between the Company and OYO Corporation.

10.12	(d)	Form of Director Indemnification Agreement.

10.13	(f)	Business Loan Agreement dated November 22, 2004, made by and between Union Planters Bank, N.A. (predecessor in interest to Regions Bank), and Concord Technologies, LP, Geospace Technologies, LP, OYO Instruments, LP, Geospace Engineering Resources International, LP and OYOG Operations, LP.

10.14	(i)	First Amendment to Loan Agreement dated as of September 19, 2005, between Regions Bank (F/K/A Union Planters Bank, N.A.) and Concord Technologies, LP, Geospace Technologies, LP, OYO Instruments, LP, Geospace Engineering Resources International, LP and OYOG Operations, LP.

10.15	(h)	Promissory Note dated September 19, 2005, made by Concord Technologies, LP, Geospace Technologies, LP, OYO Instruments, LP, Geospace Engineering Resources International, LP and OYOG Operations, LP for the benefit of Regions Bank (F/K/A Union Planters Bank, N.A.).

10.16	(h)	Guaranty Agreement dated September 19, 2005, made by and between the Company and Regions Bank (F/K/A Union Planters Bank, N.A.). Each of OYOG, LLC and OYOG Limited Partner, LLC has entered into a Guaranty Agreement with Regions Bank (F/K/A Union Planters Bank, N.A.) which is substantially identical to the exhibited Guaranty Agreement.

Exhibit Number		Description of Documents
10.17	(h)	Security Agreement dated as of September 19, 2005, between Regions Bank (F/K/A Union Planters Bank, N.A.), and Concord Technologies, LP. Each of Geospace Technologies, LP, OYO Instruments, LP, Geospace Engineering Resources International, LP and OYOG Operations, LP has entered into a Security Agreement with Regions Bank (F/K/A Union Planters Bank, N.A.) which is substantially identical to the exhibited Security Agreement.

10.18	(e)	Deed of Trust, Security Agreement, Assignment of Rents and Financing Statement, dated September 10, 2003, by and between OYOG Operations, LP and Compass Bank.

10.19	(e)	Promissory Note dated September 10, 2003, made by OYOG Operations, LP payable to Compass Bank.

10.20	(e)	Guaranty Agreement dated September 10, 2003, by and between the Company and Compass Bank.

10.21	(e)	Earnest Money Contract dated May 27, 2003, by and between Cooper Tools, Inc. and OYOG Operations, L.P.

10.22	(e)	First Amendment to Earnest Money Contract, dated July 14, 2003, by and between Cooper Tools, Inc. and OYOG Operations, LP.

10.23	(e)	Second Amendment to Earnest Money Contract, dated August 14, 2003, by and between Cooper Tools, Inc. and OYOG Operations, LP.

10.24	(e)	Third Amendment to Earnest Money Contract, dated August 22, 2003, by and between Cooper Tools, Inc. and OYOG Operations, LP.

10.25		OYO Geospace Corporation Fiscal Year 2006 Bonus Plan.

14.1	(e)	OYO Geospace Corporation General Code of Business Conduct and Supplemental Code of Ethics for CEO and Senior Financial Officers

21.1		Subsidiaries of the Registrant

23.1		Consent of Independent Accountants

31.1		Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed September 30, 1997 (Registration No. 333-36727).
(b)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed November 5, 1997 (Registration No. 333-36727).
(c)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended September 30, 1998.
(d)	Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed November 18, 1997 (Registration No. 333-36727).

(e)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2003.
(f)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2004.
(g)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed February 15, 2005 (Registration No. 333-122835).
(h)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed September 21, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OYO GEOSPACE CORPORATION

By:	/s/ GARY D. OWENS
Gary D. Owens, Chairman of the Board President and Chief Executive Officer

December 19, 2005

Pursuant to the requirements of the Securities Exchange Act, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GARY D. OWENS Gary D. Owens	Chairman of the Board President and Chief Executive Officer (Principal Executive Officer)	December 19, 2005

/s/ THOMAS T. MCENTIRE Thomas T. McEntire	Chief Financial Officer (Principal Financial and Accounting Officer)	December 19, 2005

/s/ WILLIAM H. MOODY William H. Moody	Director	December 19, 2005

/s/ KATSUHIKO KOBAYASHI Katsuhiko Kobayashi	Director	December 19, 2005

/s/ RYUZO OKUTO Ryuzo Okuto	Director	December 19, 2005

/s/ MICHAEL J. SHEEN Michael J. Sheen	Director	December 19, 2005

/s/ THOMAS L. DAVIS Thomas L. Davis	Director	December 19, 2005

/s/ CHARLES H. STILL Charles H. Still	Director	December 19, 2005

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of OYO Geospace Corporation:

In our opinion, the accompanying consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of OYO Geospace Corporation and its subsidiaries at September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    PRICEWATERHOUSECOOPERS LLP

Houston, Texas

December 16, 2005

OYO Geospace Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share amounts)

	AS OF SEPTEMBER 30,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$1,753	$3,139
Trade accounts receivable, net of allowance of $730 and $689	9,633	10,849
Notes receivable, net of allowance of $0	3,043	1,978
Inventories, net	33,155	25,406
Deferred income tax	1,847	1,567
Prepaid expenses and other	1,966	2,494

Total current assets	51,397	45,433

Rental equipment, net	2,123	1,916
Property, plant and equipment, net	22,320	21,421
Patents, net of accumulated amortization of $3,441 and $2,727	2,428	3,127
Goodwill, net of accumulated amortization of $921	1,843	1,843
Deferred income tax	2,979	2,700
Other assets	1,332	1,354

Total assets	$84,422	$77,794

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$340	$1,029
Accounts payable:
Trade	4,695	4,876
Related parties	—	—
Accrued expenses and other	4,939	5,838
Deferred revenue	321	316
Income tax payable	601	585

Total current liabilities	10,896	12,644
Long-term debt	10,731	5,805

Total liabilities	21,627	18,449

Minority interest in consolidated subsidiary	189	145

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, no shares Issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 5,630,165 and 5,588,160 shares issued and outstanding	56	56
Additional paid-in capital	31,761	31,115
Retained earnings	30,259	27,752
Accumulated other comprehensive income	530	277
Unearned compensation-restricted stock awards	—	—

Total stockholders’ equity	62,606	59,200

Total liabilities and stockholders’ equity	$84,422	$77,794

The accompanying notes are an integral part of the consolidated financial statements.

OYO Geospace Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	YEAR ENDED SEPTEMBER 30,
	2005	2004	2003
Net sales	$72,823	$63,538	$50,854
Cost of sales	50,941	40,787	38,337

Gross profit	21,882	22,751	12,517
Operating expenses:
Selling, general and administrative expenses	13,515	12,086	11,273
Research and development expenses	4,960	4,794	5,226

Total operating expenses	18,475	16,880	16,499

Income (loss) from operations	3,407	5,871	(3,982)

Other income (expense):
Interest expense	(644)	(419)	(464)
Interest income	544	268	329
Foreign exchange gains (losses)	(3)	179	(141)
Other, net	59	33	345

Total other income (expense), net	(44)	61	69

Income (loss) before income taxes, minority interest and extraordinary gain	3,363	5,932	(3,913)
Income tax expense (benefit)	812	(47)	(1,399)

Income (loss) before minority interest, and extraordinary gain	2,551	5,979	(2,514)
Minority interest	(44)	(26)	(19)

Net income (loss)	$2,507	$5,953	$(2,533)

Earnings (loss) per share:
Basic	$0.45	$1.07	$(0.46)

Diluted	$0.44	$1.05	$(0.46)

Weighted average shares outstanding:
Basic	5,606,858	5,573,611	5,550,216

Diluted	5,743,601	5,684,853	5,550,216

The accompanying notes are an integral part of the consolidated financial statements.

OYO Geospace Corporation and Subsidiaries

Consolidated Statement of Stockholders’ Equity

For the years ended September 30, 2005, 2004 and 2003

(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation— Restricted Stock Awards	Total
	Shares	Amount
Balance at September 30, 2002	5,546,795	$55	$30,566	$24,332	$(819)	$(5)	$54,129
Comprehensive income:
Net loss	—	—	—	(2,533)	—	—	(2,533)
Foreign currency translation Adjustments	—	—	—	—	803	—	803

Total comprehensive loss							(1,730)
Issuance of common stock pursuant to Director Plan	3,604	1	25	—	—	—	26
Issuance of common stock pursuant to exercise of options, net of tax	4,475	—	45	—	—	—	45
Unearned compensation amortization	—	—	—	—	—	1	1

Balance at September 30, 2003	5,554,874	56	30,636	21,799	(16)	(4)	52,471
Comprehensive income:
Net income	—	—	—	5,953	—	—	5,953
Foreign currency translation Adjustments	—	—	—	—	293	—	293

Total comprehensive income							6,246
Issuance of common stock pursuant to Director Plan	2,121	—	38	—	—	—	38
Termination of restricted stock grants	(250)	—	(4)	—	—	—	(4)
Issuance of common stock pursuant to exercise of options, net of tax	31,415	—	445	—	—	—	445
Unearned compensation amortization	—	—	—	—	—	4	4

Balance at September 30, 2004	5,588,160	56	31,115	27,752	277	—	59,200
Comprehensive income:
Net income	—	—	—	2,507	—	—	2,507
Foreign currency translation Adjustments	—	—	—	—	253	—	253

Total comprehensive income							2,760
Issuance of common stock pursuant to Director Plan	3,120	—	60	—	—	—	60
Termination of restricted stock grants		—		—	—	—	—
Issuance of common stock pursuant to exercise of options, net of tax	38,885	—	586	—	—	—	586
Unearned compensation amortization	—	—	—	—	—	—	—

Balance at September 30, 2005	5,630,165	$56	$31,761	$30,259	$530	$—	$62,606

The accompanying notes are an integral part of the consolidated financial statements.

OYO Geospace Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	YEAR ENDED SEPTEMBER 30,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$2,507	$5,953	$(2,533)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax benefit	(558)	(1,013)	(1,036)
Depreciation	3,433	4,223	3,565
Amortization	717	739	702
Stock-based compensation	—	4	1
Minority interest	44	26	20
(Gain) loss on disposal of property, plant and equipment	26	(156)	22
Bad debt expense	337	145	229
Effects of changes in operating assets and liabilities:
Trade accounts and notes receivable	16	(2,691)	2,377
Inventories	(7,750)	(2,525)	(1,128)
Prepaid expenses and other assets	(598)	377	(1,478)
Accounts payable	1,255	636	(1,246)
Accrued expenses and other	(1,075)	1,923	(995)
Deferred revenue	5	178	(8)
Income tax payable	16	559	(1,094)

Net cash provided by (used in) operating activities	(1,625)	8,378	(2,602)

Cash flows from investing activities:
Proceeds from the sale of property, plant and equipment	1,367	1,241	33
Capital expenditures	(6,247)	(2,506)	(6,045)
Business acquisitions, net of cash acquired	—	—	(164)

Net cash used in investing activities	(4,880)	(1,265)	(6,176)

Cash flows from financing activities:
Borrowings under debt arrangements	29,656	14,163	32,570
Principal payments on debt arrangements	(25,419)	(19,449)	(24,706)
Proceeds from exercise of stock options	513	400	39

Net cash provided by (used in) financing activities	4,750	(4,886)	7,903

Effect of exchange rate changes on cash	369	241	8

Increase (decrease) in cash and cash equivalents	(1,386)	2,468	(867)
Cash and cash equivalents, beginning of period	3,139	671	1,538

Cash and cash equivalents, end of period	$1,753	$3,139	$671

The accompanying notes are an integral part of the consolidated financial statements.

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies:

The Company

OYO Geospace Corporation (“OYO”) designs and manufactures instruments and equipment used in the acquisition and processing of seismic data as well as in the characterization and monitoring of producing oil and gas reservoirs. OYO also designs, manufactures and distributes thermal imaging equipment and dry thermal film products to a variety of markets, including the screen print, point of sale, signage and textile markets. As of September 30, 2005, OYO Corporation U.S.A. (“OYO USA”) owned approximately 25.8% of OYO’s common stock. OYO USA is a wholly owned subsidiary of OYO Corporation, a Japanese corporation (“OYO Japan”).

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

Cash and Cash Equivalents

The Company considers all highly liquid debt securities purchased with an original or remaining maturity at the time of purchase of three months or less to be cash equivalents. As of September 30, 2005 and 2004, the Company included bank overdrafts of $0.6 million and $0.5 million, respectively in accounts payable.

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts that, at times, exceed federally insured limits. Management believes that the financial strength of the financial institutions holding such deposits minimizes the credit risk of such deposits.

The Company sells products to customers throughout the United States and various foreign countries. The Company’s normal credit terms for trade receivables are 30 days. In certain situations, credit terms may be extended to 60 days or longer. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for its trade receivables. Additionally, the Company provides long-term financing in the form of promissory notes when competitive conditions require such financing. In such cases, the Company

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

may require collateral. Allowances are recognized for potential credit losses. At September 30, 2005 the Company had two customers that made up 28% of accounts receivable.

The Company has a subsidiary located in Russia. Therefore, the Company’s financial results may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions in Russia or changes in Russia’s political climate. The Company’s consolidated balance sheet at September 30, 2005 reflected approximately $3.1 million of net working capital related to its Russian subsidiary. This subsidiary both receives its income and pays its expenses primarily in rubles. This subsidiary receives approximately $3.2 million of its income in U.S. dollars as a result of intercompany sales to the Company’s subsidiary located in the U.S. To the extent that transactions of this subsidiary are settled in rubles, a devaluation of the ruble versus the U.S. dollar could reduce any contribution from the Company’s Russian subsidiary to its consolidated results of operations as reported in U.S. dollars. The Company does not hedge the market risk with respect to its operations in Russia; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of Russian rubles versus U.S. dollars to the extent such disruptions result in any reduced valuation of the Russian subsidiary’s net working capital or future contributions to its consolidated results of operations.

Inventories

The Company records a write-down of its inventory when the cost basis of any manufactured product, including any estimated future costs to complete the manufacturing process, exceeds its net realizable value. Inventories are stated at the lower of cost (as determined by the first-in, first-out method) or market value.

Prepaid Expenses and Other Assets

Prepaid expenses and other current assets include prepayments for insurance and inventory purchases, assets held for sale, manufacturing supplies and other current assets. At September 30, 2004 the Company had land and building held for sale with a net book value of $1.1 million. In December 2004 the Company sold this land and building for $1.3 million and incurred a loss of $28,000.

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

Patents

Patents are amortized over the life of the patent or the estimated life of the patent, whichever is shorter. Intellectual property is being amortized using the straight-line method over five years. Patent amortization

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

expense was approximately $0.2 million during fiscal years 2005, 2004 and 2003. Intellectual property amortization expense was approximately $0.5 million, $0.5 million, and $0.4 million during fiscal years 2005, 2004 and 2003, respectively. The estimated amortization for the five succeeding years is approximately $0.7 million, $ 0.5 million, $0.2 million, $0.2 million and $0.2 million for the years ending September 30, 2006, 2007, 2008, 2009, and 2010, respectively.

Impairment of Long-lived Assets

Property, plant and equipment and goodwill are reviewed for impairment whenever an event or change in circumstances indicates the carrying amount of an asset or group of assets may not be recoverable. At September 30, 2005 the company performed a review of the carrying value of goodwill and other long-lived assets to determine whether there has been an impairment since the date of the relevant acquisition and found that there were no impairments at that time. The impairment review includes comparison of future cash flows expected to be generated by the asset or group of assets with the associated assets’ carrying value. If the carrying value of the asset or group of assets exceeds the expected future cash flows (undiscounted and without interest changes), an impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value.

Goodwill

Goodwill represents the excess of the purchase price of purchased businesses over the estimated fair value of the acquired business’ net assets. Goodwill and intangible assets with indefinite lives are not amortized but are reviewed for impairment. Intangible assets that are not deemed to have indefinite lives are amortized over their useful lives. The Company reviews the carrying value of goodwill and other long-lived assets to determine whether there has been an impairment since the date of the relevant acquisition. The Company has elected to make September 30 the annual impairment assessment date and will perform additional impairment tests if a change in circumstances occurs that would more likely than not reduce the fair value of long-lived assets below their carrying amount. The assessment is performed in two steps: step one is to test for potential impairment and if potential losses are identified, step two is to measure the impairment loss. The Company performed step one at September 30, 2004 and 2005 and found that there were no impairments at those times; thus, step two was not necessary.

Other Assets

Other assets includes $0.8 million and $1.0 million of long-term notes receivable as of September 30, 2005 and 2004, respectively. Monthly payments are scheduled to be received by the Company over the next two years.

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

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

Occasionally seismic customers are not able to take immediate delivery of products which were specifically manufactured to the customer’s specifications. These occasions generally occur when the customers face logistical issues such as project delays or with their seismic crew deployment. In these instances, the customers have asked us to hold the equipment for a short period of time until they can take physical delivery of the product (referred to as “bill and hold” arrangements) for. The Company does not modify its normal billing and credit terms for these types of sales. As of September 30, 2005, the no sales under bill and hold arrangements.

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

Product Warranties

The Company offers a standard product warranty obligating it to repair or replace equipment with manufacturing defects. The Company maintains a reserve for future warranty costs based on historical experience or, in the absence of historical product experience, management’s estimates. Changes in the warranty reserve are contained in the following table (in thousands):

Balance at the beginning of the period (October 1, 2004)	$909
Accruals for warranties issued during the period	842
Accruals related to pre-existing warranties (including changes in estimates)	—
Settlements made (in cash or in kind) during the period	(1,006)

Balance at the end of the period (September 30, 2005)	$745

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

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

Foreign Currency Gains and Losses

The assets and liabilities of OYO’s foreign subsidiaries have been translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations have been translated using the average exchange rates during the year. Resulting translation adjustments have been recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction gains and losses are included in the statement of operation as they occur.

Derivatives

The Company records all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or for forecasted transactions, deferred and recorded as a component of accumulated other comprehensive income until the hedged transactions occur and are recognized in earnings. Until September 30, 2004, the Company purchased printheads from OYO Japan whereby such purchases were denominated in Japanese yen. The Company routinely attempted to hedge its currency exposure on these purchases by entering into foreign currency forward contracts with a bank. The purpose of entering into these forward hedge contracts was to eliminate variability of cash flows associated with foreign currency exchange rates on amounts payable in Japanese yen. The Company’s forward contracts with the bank were considered derivatives. The Company recorded these foreign currency forward contracts on the balance sheet and marked them to fair value at each reporting date. Resulting gains and losses are reflected in other income and deductions within the accompanying consolidated financials and were not material for the fiscal years ended September 30, 2005, 2004 and 2003. At September 30, 2005, the Company had no foreign currency forward contracts or yen-denominated accounts payable.

Shipping and Handling Costs

Amounts billed to a customer in a sales transaction related to reimbursable shipping and handling costs are included in revenues and the associated costs incurred by the Company for reimbursable shipping and handling costs are reported as an expense in cost of sales. The Company had shipping and handling costs of $0.4 million, $0.4 million and $0.3 million for the fiscal years ended September 30, 2005, 2004 and 2003.

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

Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation and Disclosure – an amendment of FASB Statement No. 123”. This

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative transition methods for a voluntary change to the fair value of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of FASB Statement No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. At September 30, 2005, the Company had two stock-based employee compensation plans. The Company accounts for the plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost has been reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year Ended
	September 30, 2005	September 30, 2004	September 30, 2003
Net income (loss), as reported	$2,507	$5,953	$(2,533)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(295)	(466)	(443)

Pro forma income (loss)	$2,212	$5,487	$(2,976)

Earnings (loss) per share:
Basic-as reported	$0.45	$1.07	$(0.46)
Basic-pro forma	$0.39	$0.98	$(0.54)

Diluted-as reported	$0.44	$1.05	$(0.46)
Diluted-pro forma	$0.39	$0.97	$(0.54)

In January 2003, FASB issued Interpretation No. 46 (FIN 46), an interpretation of Accounting Research Bulletin No. 51, which requires the Company to consolidate variable interest entities for which it is deemed to be the primary beneficiary and disclose information about variable interest entities in which it has a significant variable interest. FIN 46 became effective immediately for variable interest entities formed after January 31, 2003 and effective for periods ending after December 15, 2003, for any variable interest entities formed prior to February 1, 2003. The Company does not believe that this Interpretation will have a material impact on its consolidated financial statements.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires a financial instrument within its scope to be classified as a liability. It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

beginning after June 15, 2003. These effective dates are not applicable to the provisions of paragraphs 9 and 10 of SFAS 150 as they apply to mandatorily redeemable noncontrolling interests, as the FASB has delayed these provisions indefinitely. The adoption of this statement had no initial impact on the Company’s results of operations or financial position.

In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), which supercedes SAB 101, “Revenue Recognition in Financial Statements”. SAB 104’s primary purpose is to rescind accounting guidance contained within SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material effect on the Company’s financial position or the Company’s results of operations.

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R will be effective for fiscal years beginning after June 15, 2005 and thus will be effective for the Company at the beginning of fiscal year 2006. Retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Company is currently evaluating the impact of SFAS 123R to its consolidated financial statements.

On December 16, 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 replaces the exception from fair value measurement in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is to be applied prospectively, and is effective for nonmonetary asset exchanges occurring in fiscal years beginning after the date of issuance of SFAS No. 153, and thus, will be effective for the Company at the beginning of its fiscal year 2006. The Company believes that the adoption of this Standard will not have a material impact on its consolidated financial statements.

In March 2005, the SEC released SEC Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment” (“SAB No. 107”). SAB No. 107 outlines the SEC staff’s position regarding the application of SFAS No. 123(R). SAB No. 107 contains interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 also highlights the importance of disclosures related to the accounting for share-based payment transactions. The Company is currently reviewing the effect of SAB No. 107 on its consolidated financial statements. The Company will be adopting SAB 107 during fiscal year 2006.

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”) which supersedes APB Opinion No. 20, “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 changes the requirements for accounting for and reporting of changes in accounting principle. The statement requires the retroactive application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS No. 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This standard will be effective for the Company in fiscal year 2007. The Company believes that the adoption of this Standard will not have a material impact on its consolidated financial statements.

2. Acquisitions:

On September 12, 2003, the Company purchased for $164,000 an additional 12% ownership interest in OYO-GEO Impulse, thereby increasing its ownership interest to 97%. In October 2005, the Company purchased for $100,000 the remaining 3% ownership interest in OYO-GEO Impulse from the minority shareholder.

On September 30, 2004, the Company acquired the thermal printhead production assets of Graphtec Corporation located in Yokohama, Japan, (“Graphtec”) for approximately $1.8 million which was paid in cash on October 1, 2004. Prior to that date, Graphtec was the only supplier of wide format thermal printheads that the Company uses to manufacture its wide format thermal imaging equipment. If future printhead production exceeds certain established levels, the Company may owe a royalty to Graphtec annually. The Company is unable to determine at this date the amount of those royalties and if those royalties will be payable.

3. Inventories:

Inventories consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2005	2004
Finished goods	$7,807	$5,471
Work in progress	8,915	3,940
Raw materials	18,837	17,627
Obsolescence reserve	(2,404)	(1,632)

	$33,155	$25,406

Inventory obsolescence expense was approximately $0.8 million, $0.7 million and $0.2 million during fiscal years 2005, 2004 and 2003, respectively.

4. Accounts and Notes Receivable:

The Company’s current trade accounts receivable consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2005	2004
Trade accounts receivable	$10,363	$11,538
Allowance for doubtful accounts	(730)	(689)

	$9,633	$10,849

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

At September 30, 2005 and September 30, 2004, the Company’s current notes receivable were $3.0 million and $2.0 million, respectively. The Company also had notes receivable of $0.8 million and $1.0 million classified as long-term at September 30, 2005 and September 30, 2004, respectively. The long-term trade notes receivable are classified on the balance sheet as other assets. Notes receivable are generally collateralized by the products sold, and bear interest at rates ranging up to 11% per year. The notes receivable at September 30, 2005 will be due at various times through December 2008. The increase in trade notes receivable since September 30, 2004 resulted from the sale of products to customers requesting extended financing terms. The Company’s annual maturities of notes receivable will be approximately $3.0 million, $0.6 million and $0.2 million in the fiscal years ending September 30, 2006, 2007 and 2008 respectively.

5. Rental Equipment:

Rental equipment consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2005	2004
Rental equipment, primarily geophones and related products	$11,742	$10,073
Less accumulated depreciation	(9,619)	(8,157)

	$2,123	$1,916

Rental equipment depreciation expense was $1.1 million, $2.1 million and $0.8 million in fiscal years 2005, 2004 and 2003, respectively.

6. Property, Plant and Equipment:

Property, plant and equipment consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2005	2004
Land	$3,311	$3,209
Buildings	12,388	11,519
Machinery and equipment	19,676	18,849
Furniture and fixtures	689	1,352
Transportation equipment	130	152
Tools and molds	1,676	1,665
Leasehold improvements	4	4
Construction in progress	1,094	46

	38,968	36,796
Accumulated depreciation	(16,648)	(15,375)

	$22,320	$21,421

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Property, plant and equipment depreciation expense was $2.3 million, $2.1 million and $2.8 million in fiscal years 2005, 2004 and 2003, respectively. The Company had fully depreciated assets of $8.2 million and $7.6 million in use at September 30, 2005 and 2004, respectively.

7. Intellectual Property; Film Supplier Developments:

In April 2002, the Company purchased for $2.3 million certain intellectual property rights from its then primary supplier of dry thermal film (the “Former Primary Film Supplier”). Such purchase gave the Company exclusive ownership of all technology used by the Former Primary Film Supplier to manufacture dry thermal film used in the thermal imaging equipment the Company manufactures. Such purchase included technology then existing and any dry thermal film technology thereafter developed by the Former Primary Film Supplier for use in the Company’s equipment. The Company also entered into an amended supply agreement pursuant to which the Former Primary Film Supplier agreed to provide the Company with dry thermal film. In connection with the purchase, the Company agreed to license the technology to the Former Primary Film Supplier on a perpetual basis so long as it could meet predefined quality and delivery requirements. If the Former Primary Film Supplier could not meet such requirements, the agreement provided the Company with the right to use the technology itself or to license the technology to any third party to manufacture dry thermal film.

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

On December 10, 2002, the Company received a notice of claim, in connection with the Former Primary Film Supplier’s bankruptcy, for alleged preferential payments made by the Former Primary Film Supplier to it in the period before filing of the bankruptcy proceeding in the approximate amount of $259,000. The Company recorded a provision for this claim based upon its estimate of the likelihood of a liability and probable loss. On July 7, 2004, an amended claim was filed against the Company and the amount of the alleged preferential payments made by the Former Primary Film Supplier was increased to approximately $895,000. The Former Primary Film Supplier’s bankruptcy proceeding has been converted to a Chapter 7 liquidation proceeding, and a trustee has been appointed for the bankrupt estate. The Company is unable at this time to estimate the likelihood of a liability arising out of this supplemental claim or the amount, if any, of probable loss. The Company intends to continue to vigorously defend against such claim under the overall circumstances of its relationship with the Former Primary Film Supplier. At present, the Company does not know whether it will make any claims against the Former Primary Film Supplier and it is unable to predict whether any additional claims will be made against it in connection with the Former Primary Film Supplier’s bankruptcy proceeding as to any aspect of its relationship with the Former Primary Film Supplier. The Company is unable at this time to predict the outcome and effects of this situation.

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

8. Notes Payable and Long-Term Debt:

Notes payable and long-term debt consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2005	2004
Mortgage note payable, due in monthly installments of $31 with interest at 7.0% through January 2014, collateralized by certain land and building having a net book value of $4.3 million	$2,378	$2,582
Mortgage note payable, due in monthly installments of $9 with interest at 7.6% through July 2013, collateralized by certain land and building having a net book value of $1.1 million as of September 30, 2004	—	718
Mortgage note payable, due in monthly installments of $10 with interest at 5.3% through September 2010, with remaining principal and interest due September 2010, collateralized by certain land and building having a net book value of $5.8 million	2,790	2,925
Working capital line of credit	5,903	609

	11,071	6,834
Less current portion	(340)	(1,029)

	$10,731	$5,805

On November 22, 2004, several of the Company’s subsidiaries entered into a credit agreement (the “Credit Agreement”) with a bank. Under the Credit Agreement as amended on September 19, 2005, the Company’s borrower subsidiaries can borrow up to $20.0 million secured principally by their accounts receivable, inventories and equipment. The Credit Agreement expires on November 21, 2007. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial amounts, restricts the Company’s and the borrower subsidiaries’ ability to pay dividends and contains other covenants customary in agreements of this type. At September 30, 2005 there were borrowings of $5.9 million under the Credit Agreement, and additional borrowings available of $14.1 million. The Company is not subject to a borrowing base and is able to borrow the full $20.0 million subject to it remaining in compliance with certain covenants. The Company believes that the ratio of total liabilities to tangible net worth and the asset coverage ratio could prove to be the most restrictive. The interest rate for borrowing under the Credit Agreement is, at the Company’s option, a discounted prime rate or a LIBOR based rate.

Prior to entering in to the Credit Agreement, several of the Company’s subsidiaries were a party to a credit agreement (the “Previous Credit Agreement”) with a bank, and could borrow up to $10.0 million secured principally by the subsidiaries’ accounts receivable and inventories. The Previous Credit Agreement, as amended, was scheduled to expire on February 27, 2005, however this agreement was terminated on November 22, 2004 and replaced by the Credit Agreement. Borrowings under the Previous Credit Agreement were subject to borrowing base restrictions based on levels of eligible accounts receivable and inventories. The Previous Credit Agreement limited the incurrence of additional indebtedness, required the maintenance of certain financial amounts, restricted the Company’s and the borrower subsidiaries’ ability to pay dividends and contained other covenants customary in agreements of this type. As of September 30, 2004, there were borrowings of $0.6 million outstanding under the Previous Credit Agreement, and additional borrowings available under the Previous Credit Agreement of $9.2 million. The Company’s borrowing interest rate was, at its option, the bank’s prime rate or a LIBOR based rate.

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The Company’s long-term debt will mature as follows (in thousands):

YEAR ENDING SEPTEMBER 30,
2006	$340
2007	6,265
2008	386
2009	412
2010	439
Thereafter	3,229

$11,071

9. Accrued Expenses and Other:

Accrued expenses consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2005	2004
Employee bonuses	$154	$1,180
Product warranty	745	909
Compensated absences	785	585
Legal and professional fees	266	248
Payroll	619	468
Property taxes	779	749
Medical claims	188	200
Other	1,403	1,499

Accrued expenses and other	$4,939	$5,838

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

10. Employee Benefits:

The Company’s employees are participants in the OYO Geospace Corporation Employee’s 401(k) Retirement Plan (the “Plan”), which covers substantially all eligible employees in the United States. The Plan is a qualified salary reduction plan in which all eligible participants may elect to have a percentage of their compensation contributed to the Plan, subject to certain guidelines issued by the Internal Revenue Service. The Company’s share of discretionary matching contributions was approximately $0.3 million in each of fiscal years 2005, 2004 and 2003.

The Company’s employees are also participants in the OYO Geospace Corporation Fiscal Year 2006 Bonus Plan (the “Bonus Plan”). Every employee of the Company is eligible to participate in Tier I of the Bonus Plan except for the Company’s Russian employees, who participate in a small local plan. Under Tier I, employees share proportionally in the Company’s profits based on each employee’s relative payroll. The Tier I bonus pool is

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

established by accruing 30% of consolidated pretax profits (before bonus) within a specified range. Various named employees are eligible to participate in Tier II of the Bonus Plan, which tier applies after Tier I is fully funded. The Tier II bonus pool is established by accruing 30% of consolidated pretax profits (before bonus) within a specified range above the range specified for Tier I. Under Tier II, participants share in the bonus pool based on their respective working groups meeting predefined goals. Senior executive officers are eligible to participate in Tier III, which only applies after Tiers I and II have been fully funded. The Tier III bonus pool is established by accruing 30% of consolidated pretax profits (before bonus) within a specified range above the ranges specified for Tiers I and II.

The Company’s stock incentive plans in which employees may participate are discussed in Note 11 in these Consolidated Financial Statements.

11. Stockholders’ Equity:

In September 1997, the board of directors and stockholders approved the 1997 Key Employee Stock Option Plan (the “Employee Plan”), and, following an amendment thereto, there has been reserved an aggregate of 1,125,000 shares of common stock for issuance thereunder. In November 1997, the board of directors and stockholders approved the Company’s 1997 Non-Employee Director Plan (the “Director Plan”) and following an amendment thereto, there has been reserved an aggregate of 150,000 shares of common stock for issuance thereunder. At September 30, 2005, the shares of common stock available for grant under the Employee Plan and Director Plan were 309,650 and 59,589, respectively.

The Company has not issued any shares of restricted stock since August 1, 2001. All issued shares of restricted stock are fully vested; thus there are no outstanding shares of restricted stock. The prior issuances by the Company of restricted stock were recorded at the fair value of the stock subject to those awards and were recorded as a component of stockholders’ equity, with a credit to additional paid-in capital. The Company recorded compensation expense based on the vesting criteria of the individual awards. The Company will account for future issuances of restricted stock awards in accordance with applicable guidelines, which require that stock-based awards be measured and recognized at fair value. All factors for the valuation of such awards will be determined under the Black-Scholes option-pricing model.

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

The Company established the Director Plan pursuant to which options to purchase shares of common stock are granted annually to non-employee directors and pursuant to which a portion of the annual fees paid for the services of such non-employee directors is payable in shares of common stock based on the fair market value thereof at the date of grant. Options granted under the Director Plan have a term of ten years. The exercise price of each option granted is the fair market value of the common stock on the date of grant. Options vest over a one-year period commencing on the date of grant.

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Effective November 5, 1999, the board of directors approved the OYO Geospace Corporation 1999 Broad-Based Option Plan (the “Broad-Based Plan”) and reserved an aggregate of 50,000 shares for issuance there under. Under the Broad-Based Plan, the Company is authorized to issue to all employees (except executive officers and employee directors) nonqualified stock options to purchase common stock of the Company. These options have a term not to exceed ten years. The exercise price of any broad-based option may not be less than the fair market value of the common stock on the date of grant. These options vest over a one-year period commencing on the date of grant. There were 18,600 shares available for grant under this plan at September 30, 2005.

A summary of the activity with respect to stock options is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at October 1, 2002	556,975	15.32
Granted	227,500	7.54
Exercised	(4,475)	8.87
Forfeited	(50,700)	15.89
Expired	—	—

Outstanding at September 30, 2003	729,300	12.89
Granted	15,450	16.93
Exercised	(31,415)	12.74
Forfeited	(9,575)	12.35
Expired	—	—

Outstanding at September 30, 2004	703,760	12.98
Granted	18,600	19.09
Exercised	(38,885)	13.18
Forfeited	(11,200)	17.13
Expired	—	—

Outstanding at September 30, 2005	672,275	13.05

The following table summarizes information about stock options outstanding and exercisable at September 30, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Term (in years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 6.81 to $13.49	260,725	6.9	$7.87	155,475	$8.08
$13.50 to $19.99	390,750	4.0	15.83	370,650	15.66
$20.00 to $27.63	20,800	4.2	25.82	20,800	25.82

	672,275	5.2	13.05	546,925	13.89

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

As partial compensation for services of its outside directors, the Company issued 3,120 shares, 2,121 shares and 3,604 shares of common stock to directors during fiscal years 2005, 2004 and 2003, respectively.

The amortization of unearned compensation related to stock-based employee compensation included in the consolidated results of operations was $4,000 and $1,000 for each of fiscal years 2004 and 2003, respectively, pursuant to the provisions of APB 25. Unearned compensation included in stockholders’ equity related to unlapsed restrictions on grants of restricted stock was approximately $0 and $4,000 as of September 30, 2004, and 2003 respectively.

SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) requires that stock-based awards be measured and recognized at fair value. Adoption of the cost recognition provisions of SFAS 123 with respect to stock-based awards to employees is optional and the Company decided not to elect those provisions. As a result, the Company continues to apply APB 25 and related interpretations in accounting for the measurement and recognition of its employee stock-based awards. However, the Company is required to provide pro forma disclosure as if the cost recognition provisions under the fair value method of SFAS 123 had been adopted. Under SFAS 123, compensation cost is measured at the grant date based on the fair value of the awards and is recognized over the service period, which is usually the vesting period. The fair value of options granted during the fiscal years ended September 30, 2005, 2004 and 2003 were estimated using the Black-Scholes option-pricing model with a dividend yield of zero for each of the three years. This estimation assumed risk-free interest rates of 4.3%, 4.5% and 4.2%; and expected volatility of 55%, 65% and 65%; with an expected option term of 5 years for 2005, 2004 and 2003, respectively.

The weighted average fair values per share of stock-based award grants were as follows:

	YEAR ENDED SEPTEMBER 30,
	2005	2004	2003
Options	$18.66	$17.19	$7.54
Director’s common stock	19.23	17.68	6.94

The pro forma disclosures as if the Company had adopted the cost recognition requirements of SFAS 123 are presented below (in thousands, except per share amounts):

	YEAR ENDED SEPTEMBER 30,
	2005	2004	2003
Net income (loss):
As reported	$2,507	$5,953	$(2,533)
Pro forma	2,212	5,487	(2,976)
Basic earnings (loss) per common share:
As reported	$0.45	$1.07	$(0.46)
Pro forma	0.39	0.98	(0.54)
Diluted earnings (loss) per common share:
As reported	$0.44	$1.05	$(0.46)
Pro forma	0.39	0.97	(0.54)

The effects of applying SFAS 123 in the above pro forma disclosure are not indicative of future amounts since the Company anticipates making awards in the future under the Employee Plan and Director Plan.

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

12. Income Taxes:

Components of income (loss) before income taxes, minority interest and extraordinary gain were as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2005	2004	2003
United States	$(734)	$2,622	$(4,334)
Foreign	4,097	3,310	421

	$3,363	$5,932	$(3,913)

The provision (benefit) for income taxes consisted of the following (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2005	2004	2003
Current:
Federal	$(105)	$82	$(345)
Foreign	1,476	879	(28)
State	(1)	5	10

	1,370	966	(363)

Deferred:
Federal	(478)	(890)	(1,198)
Foreign	(80)	(123)	162
State	—	—	—

	(558)	(1,013)	(1,036)

	$812	$(47)	$(1,399)

The differences between the effective tax rate reflected in the total provision (benefit) for income taxes and the statutory federal tax rate of 34% were as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2005	2004	2003
Provision for U.S. federal income tax at statutory rate	$1,144	$2,017	$(1,330)
Effect of foreign income taxes	3	(369)	(10)
Tax benefit from export sales and other items	(361)	(907)	(11)
State income taxes, net of federal income tax benefit	(1)	3	7
Nondeductible expenses	35	33	28
Resolution of prior years’ tax matters	(8)	(24)	(83)
Change in valuation allowance	—	(800)	—

	$812	$(47)	$(1,399)

	22.5%	(0.8)%	(35.8)%

Deferred income taxes under the liability method reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

income tax purposes. Significant components of the Company’s net deferred income tax asset were as follows (in thousands):

	AS OF SEPTEMBER 30,
	2005	2004
Deferred income tax assets:
Allowance for doubtful accounts	$176	$168
Inventories	1,121	826
Capitalized research and development costs	2,394	2,735
Intangible assets	215	145
AMT carryforward	294	291
NOL carryforwards, tax credits and deferrals	1,362	688
Accrued product warranty	236	309
Accrued compensated absences	267	199
Insurance and other reserves	47	65

	6,112	5,426
Deferred income tax liabilities:
Property, plant and equipment and other	(1,286)	(1,159)

Net deferred income tax asset	$4,826	$4,267

Deferred income taxes are reported as follows in the accompanying consolidated balance sheet (in thousands):

	AS OF SEPTEMBER 30,
	2005	2004
Current deferred income tax asset	$1,847	$1,567
Noncurrent deferred income tax asset	2,979	2,700

	$4,826	$4,267

In fiscal year 2004, the Company (i) realized a $3.6 million award received as a result of the successful performance of a reservoir characterization system it sold in fiscal year 2002, and (ii) increased its projections of future domestic and foreign source taxable income due to improving market conditions. As a result, the Company reversed a $0.8 million valuation allowance established in fiscal year 2003.

Under the liability method, a valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the Company’s expectation that the deductible temporary differences will reverse during periods in which the Company generates net taxable income or during periods in which losses can be carried back to offset prior year taxes, management believes that the Company will realize the benefit of its net deferred income tax asset.

The financial reporting bases of investments in foreign subsidiaries exceed their tax basis. A deferred tax liability is not recorded for this temporary difference because the investment is essentially permanent. A reversal of the Company’s plans to permanently invest in these foreign operations would cause the excess to become taxable. At September 30, 2005 and 2004, the temporary difference related to undistributed earnings for which no deferred taxes have been provided was approximately $10.3 million and $7.4 million, respectively. The

Company will need to reassess and reassert its ability and intent to indefinitely reinvest the remaining foreign earnings in order to continue the application of the exception under APB 23.

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

From time to time the Company is the subject of audits by various tax authorities that can result in claims and assessments and additional tax payments, penalties and interest. At present, there are no pending audits of the Company’s past tax returns.

As of September 30, 2005, the Company had $0.5 million in foreign tax credit carryforwards available to offset future federal income taxes payable. Such tax credits can be carried forward for up to nine years and begin to expire in fiscal year 2012. The Company has general business credits of $46,000 which begin to expire in fiscal year 2013. The Company has alternative minimum tax carryforwards of $0.3 million that have no expiration date. The Company has $0.6 million in federal operating loss carryforwards which begin to expire in fiscal year 2025.

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

The following table summarizes the calculation of net earnings and weighted average common shares and common equivalent shares outstanding for purposes of basic and diluted earnings per share (in thousands, except share and per share amounts):

	YEAR ENDED SEPTEMBER 30,
	2005	2004	2003
Net earnings (loss) available to common stockholders	$2,507	$5,953	$(2,533)

Weighted average common shares and common share equivalents:
Common shares	5,606,858	5,573,611	5,550,216
Common share equivalents	136,743	111,242	—

Total weighted average common shares and common share equivalents	5,743,601	5,684,853	5,550,216

Earnings (loss) per share:
Basic	$0.45	$1.07	$(0.46)

Diluted	$0.44	$1.05	$(0.46)

Options totaling 5,360, 19,260 and 729,300 shares of common stock in fiscal years 2005, 2004 and 2003 respectively, were not included in the calculation of weighted average shares for diluted earnings per share because their effects were antidilutive.

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

14. Related Party Transactions:

Sales to OYO Japan and other affiliated companies by the Company were approximately $0.4 million, $0.5 million and $0.3 million during fiscal years 2005, 2004 and 2003, respectively. Purchases of inventory and equipment by the Company from OYO Japan and other affiliated companies were approximately $59,000, $0.8 million and $1.8 million during fiscal years 2005, 2004 and 2003, respectively.

15. Commitments and Contingencies:

Operating Leases

The Company leases certain office equipment under noncancelable operating leases. The approximate future minimum rental commitments under noncancelable operating leases are as follows (in thousands):

YEAR ENDING SEPTEMBER 30,
2006	$3

Rent expense was approximately $0.1 million, $0.2 million, and $0.6 million for fiscal years 2005, 2004 and 2003, respectively.

Legal Proceedings

From time to time the Company is a party to what it believes is routine litigation and proceedings that may be considered as part of the ordinary course of its business. Legal expenses related to such matters are expensed as incurred. The Company is not aware of any current or pending litigation or proceedings that could have a material adverse effect on the Company’s results of operations, cash flows or financial condition, although the Company continues to monitor developments in the bankruptcy proceeding by its Former Primary Film Supplier and the Former Primary Film Supplier’s existing claim against the Company described in Note 7.

16. Supplemental Cash Flow Information:

Supplemental cash flow information is as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2005	2004	2003
Cash paid (refund received) for:
Interest	$110	$215	$116
Income taxes	1,961	309	199
Noncash investing and financing activities:
Purchase of Graphtec assets and inventory	—	1,818	—
Common stock issued pursuant to Employee and Director Plan	60	38	25

17. Segment and Geographic Information:

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

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

The following tables summarize the Company’s segment information:

	YEAR ENDED SEPTEMBER 30,
	2005	2004	2003
Net sales:
Seismic	$59,401	$50,651	$37,619
Thermal Solutions	13,422	12,991	13,333
Eliminations	—	(104)	(98)

Total	72,823	63,538	50,854

Income (loss) from operations:
Seismic	10,072	10,861	780
Thermal Solutions	363	1,117	1,130
Corporate	(7,028)	(6,107)	(5,892)

Total	3,407	5,871	(3,982)

Total assets:
Seismic	58,021	49,667
Thermal Solutions	14,194	15,979
Corporate	12,207	12,148

Total	$84,422	$77,794

“Corporate” consists primarily of overhead expenses and unallocated assets. Unallocated corporate assets primarily consist of the Company’s building, office equipment, deferred tax assets and other general assets.

The Company has operations in the United States, Canada, Russia and the United Kingdom. Sales information for the Company is as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2005	2004	2003
United States	$60,466	$51,473	$41,335
Canada	11,428	7,295	5,608
Russia	9,937	6,214	4,836
United Kingdom	3,282	3,149	3,105
Eliminations	(12,290)	(4,593)	(4,030)

	$72,823	$63,538	$50,854

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Summaries of net sales by geographic area for fiscal years 2005, 2004 and 2003 are as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2005	2004	2003
Asia (excluding Japan and Middle East)	$8,394	$8,903	$9,778
Canada	17,643	8,356	6,503
Europe	16,769	19,404	11,501
Japan	505	689	618
Middle East	7,772	581	1,255
United States	19,493	24,754	20,221
Other	2,247	851	978

	$72,823	$63,538	$50,854

Net sales are attributed to countries based on the ultimate destination of the product sold, if known. If the ultimate destination is not known, net sales are attributed to countries based on the geographic location of the initial shipment.

Long-lived assets were as follows (in thousands):

	AS OF SEPTEMBER 30,
	2005	2004
United States	$22,880	$22,386
Canada	4,229	3,155
Russia	2,431	2,144
United Kingdom	494	521
China	12	15
Japan	—	1,440

	$30,046	$29,661

The Company had no customers comprising more than 10% of sales for fiscal years 2005, 2004 or 2003.

During the fiscal year ended September 30, 2002, the Company delivered a reservoir characterization and monitoring system to a major oil company, for installation in one of its fields in the North Sea. In accordance with the terms of the contract, the Company recognized $15.8 million of revenues in its fiscal year ended September 30, 2002 and $2.5 million of revenues in its fiscal year ended September 30, 2003. Due to the system’s continued sucessful performance through December 31, 2003, the Company earned a $3.6 million performance bonus payment, which was recognized as revenue in fiscal year 2004. The Company has agreed to extend its standard product warranty for certain components of the system until 2006.

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

18. Selected Quarterly Information (Unaudited):

The following table represents summarized data for each of the quarters in fiscal years 2005 and 2004 (in thousands, except per share amounts).

	2005
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
Net sales	$13,121	$23,115	$21,318	$15,269
Gross profit	3,140	6,570	7,208	4,964
Income (loss) from operations	(885)	1,754	2,036	502
Other income (expense), net	(30)	(112)	49	49
Net income (loss)	(565)	1,158	1,542	372
Basic earnings (loss) per share	$(0.10)	$0.21	$0.28	$0.07

Diluted earnings (loss) per share	$(0.10)	$0.20	$0.27	$0.07

	2004
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$15,915	$13,945	$16,320	$17,358
Gross profit	4,466	4,548	5,594	8,143
Income from operations	222	801	1,352	3,496
Other income (expense), net	104	(111)	71	(3)
Net income	510	1,084	1,191	3,168
Basic earnings per share	$0.09	$0.19	$0.21	$0.57

Diluted earnings per share	$0.09	$0.19	$0.21	$0.56

Schedule II

OYO Geospace Corporation and Subsidiaries

Valuation and Qualifying Accounts

(In Thousands)

	Balance at Beginning of Period	Charged to Costs And Expenses	Charged to Other Assets	(Deductions) And Additions	Balance at End of Period
Year ended September 30, 2005
Allowance for doubtful accounts on accounts and notes receivable	$689	$337	$—	$(296)	$730

Year ended September 30, 2004
Allowance for doubtful accounts on accounts and notes receivable	478	145	—	66	689

Year ended September 30, 2003
Allowance for doubtful accounts on accounts and notes receivable	$474	$229	$—	$(225)	$478

	Balance at Beginning of Period	Charged to Costs And Expenses	Charged to Other Assets	(Deductions)	Balance at End Of Period
Year ended September 30, 2005
Inventory obsolescence reserve	$1,632	$772	$—	$—	$2,404

Year ended September 30, 2004
Inventory obsolescence reserve	1,053	663	—	(84)	1,632

Year ended September 30, 2003
Inventory obsolescence reserve	$931	$234	$—	$(112)	$1,053