Form 10-Q
period 2005-12-31
OYO GEOSPACE CORP
filed 2006-02-08
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended December 31, 2005 OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 001-13601

OYO GEOSPACE CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	76-0447780
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7007 Pinemont Drive

Houston, Texas 77040-6601

(Address of Principal Executive Offices)

(713) 986-4444

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒

There were 5,676,515 shares of the Registrant’s Common Stock outstanding as of the close of business on February 2, 2006.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

ASSETS	December 31, 2005	September 30, 2005
	(unaudited)
Current assets:
Cash and cash equivalents	$1,935	$1,753
Trade accounts receivable, net	17,285	9,633
Notes receivable, net	3,761	3,043
Inventories, net	35,007	33,155
Deferred income tax	1,961	1,847
Prepaid expenses and other	1,969	1,966

Total current assets	61,918	51,397
Rental equipment, net	2,004	2,123
Property, plant and equipment, net	21,857	22,320
Patents, net	2,240	2,428
Goodwill, net	1,843	1,843
Deferred income tax	2,449	2,979
Other assets	743	1,332

Total assets	$93,054	$84,422

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$344	$340
Accounts payable	5,496	4,695
Accrued expenses and other	5,710	4,939
Deferred revenue	2,372	321
Income tax payable	111	601

Total current liabilities	14,033	10,896
Long-term debt	14,743	10,731

Total liabilities	28,776	21,627

Minority interest in consolidated subsidiary	—	189
Stockholders’ equity:
Preferred stock	—	—
Common stock	56	56
Additional paid-in capital	32,106	31,761
Retained earnings	31,534	30,259
Accumulated other comprehensive income	582	530

Total stockholders’ equity	64,278	62,606

Total liabilities and stockholders’ equity	$93,054	$84,422

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended December 31, 2005	Three Months Ended December 31, 2004
Sales	$21,915	$15,269
Cost of sales	14,730	10,305

Gross profit	7,185	4,964

Operating expenses:
Selling, general and administrative	3,792	3,284
Research and development	1,415	1,178

Total operating expenses	5,207	4,462

Income from operations	1,978	502

Other income (expense):
Interest expense	(197)	(96)
Interest income	117	103
Foreign exchange gains (losses)	(40)	45
Other, net	15	(3)

Total other income (expense), net	(105)	49

Income before income taxes and minority interest	1,873	551
Income tax expense	598	176

Income before minority interest	1,275	375
Minority interest	—	(3)

Net income	$1,275	$372

Basic earnings per share	$0.23	$0.07

Diluted earnings per share	$0.22	$0.07

Weighted average shares outstanding—Basic	5,634,662	5,591,140

Weighted average shares outstanding—Diluted	5,837,711	5,704,464

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended December 31, 2005	Three Months Ended December 31, 2004
Cash flows from operating activities:
Net income	$1,275	$372
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income tax benefit	416	81
Depreciation	735	703
Amortization	174	174
Stock-based compensation expense	161	—
Minority interest	—	3
Loss on disposal of property, plant and equipment	—	28
Bad debt expense	304	96
Effects of changes in operating assets and liabilities:
Trade accounts and notes receivable	(6,113)	16
Inventories	(1,852)	(1,796)
Prepaid expenses and other assets	(1)	78
Accounts payable	800	(60)
Accrued expenses and other	776	(2,106)
Deferred revenue	145	159
Income tax payable	(490)	(445)

Net cash used in operating activities	(3,670)	(2,697)

Cash flows from investing activities:
Capital expenditures	(231)	(3,222)
Investment in business acquisitions, net of cash acquired	(100)	—
Proceeds from sale of property and equipment	—	1,286

Net cash used in investing activities	(331)	(1,936)

Cash flows from financing activities:
Borrowings under debt arrangements	8,383	5,954
Principal payments on debt arrangements	(4,368)	(1,943)
Proceeds from exercise of stock options	145	53

Net cash provided by financing activities	4,160	4,064

Effect of exchange rate changes on cash	23	366

Increase (decrease) in cash and cash equivalents	182	(203)
Cash and cash equivalents, beginning of period	1,753	3,139

Cash and cash equivalents, end of period	$1,935	$2,936

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet of OYO Geospace Corporation (“OYO Geospace”) and its subsidiaries (collectively, the “Company”) at September 30, 2005 was derived from the Company’s audited consolidated financial statements at that date. The consolidated balance sheet at December 31, 2005 and the consolidated statements of operations for the three months ended December 31, 2005 and 2004, and the consolidated statements of cash flows for the three months ended December 31, 2005 and 2004, were prepared by the Company, without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows were made. The results of operations for the three months ended December 31, 2005 are not necessarily indicative of the operating results for a full year or of future operations.

Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America were omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on
Form 10-K for the year ended September 30, 2005.

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

Revenue Recognition

The Company primarily derives revenue from the sale, and short-term rental under operating leases, of seismic instruments and equipment and thermal solutions products. The Company generally recognizes sales revenues when its products are shipped and title and risk of loss have passed to the customer. The Company recognizes rental revenues as earned over the rental period. Rentals of the Company’s equipment generally range from daily rentals to rental periods of up to six months or longer. Except for certain of the Company’s reservoir characterization products, its products are generally sold without any customer acceptance provisions and its standard terms of sale do not allow customers to return products for credit. In instances where there is a significant customer required performance test, the Company does not recognize the revenue attributable to the product as to which the performance test applies until the performance test is satisfied. Collection of this revenue may occur at various stages of production or after delivery of the product, and is not refundable to the customer. Most of the Company’s products do not require installation assistance or sophisticated instruction.

The Company recognizes revenue when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists. The Company operates under a purchase order/contract system for goods sold to customers, and under rental/lease agreements for equipment rentals. These documents evidence that an arrangement exists.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Delivery has occurred or services have been rendered. For product sales, the Company does not recognize revenues until delivery has occurred or performance measures have been met. For rental revenue, the Company recognizes revenue when earned.

•	The seller’s price to the buyer is fixed or determinable. Sales prices are defined in writing in a customer’s purchase order, purchase contract or equipment rental agreement.

•	Collectibility is reasonably assured. The Company evaluates customer credit to ensure that collectibility of revenue is reasonably assured.

Occasionally seismic customers are not able to take immediate delivery of products which were specifically manufactured to the customer’s specifications. These occasions generally occur when customers face logistical issues such as project delays or delays with their seismic crew deployment. In these instances, the customers have asked the Company to hold the equipment for a short period of time until they can take physical delivery of the product (referred to as “bill and hold” arrangements). The Company considers the following criteria for recognizing revenue when delivery has not occurred:

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

The Company does not modify its normal billing and credit terms for these types of sales. As of December 31, 2005, there were no sales under bill and hold arrangements.

Research and Development Costs

The Company expenses research and development costs as incurred. Research and development costs include salaries, employee benefit costs, department supplies, and other related costs.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Product Warranties

The Company offers a standard product warranty obligating it to repair or replace equipment with manufacturing defects. The Company maintains a reserve for future warranty costs based on historical experience or, in the absence of historical product experience, management’s estimates. Changes in the warranty reserve are contained in the following table (in thousands):

Balance at the beginning of the period (October 1, 2005)	$745
Accruals for warranties issued during the period	173
Accruals related to pre-existing warranties (including changes in estimates)	—
Settlements made (in cash or in kind) during the period	(144)

Balance at the end of the period (December 31, 2005)	$774

Stock-Based Compensation

In the first quarter of fiscal 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123R, Share-Based Payments, which revises SFAS 123, Accounting for Stock-Based Compensation. SFAS 123R applies to new awards of stock-based compensation and to stock-based compensation awards modified, repurchased, or cancelled after the required effective date, as well as to the unvested portion of awards outstanding as of the required effective date. The Company uses the Black-Scholes model to value its new stock option grants under SFAS 123R, applying the “modified prospective method” for existing grants which requires the Company to value stock options prior to its adoption of SFAS 123R under the fair value method and expense the unvested portion over the remaining vesting period. SFAS 123R also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation. In addition, SFAS 123R requires the Company to reflect the benefits of tax deductions in excess of recognized compensation cost to be reported as both a financing cash inflow and an operating cash outflow upon adoption. The Company recorded stock-based compensation expense of $0.2 million in the first quarter of fiscal year 2006 as a result of the adoption of SFAS 123R.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to fiscal year 2006, the Company accounted for stock awards granted to employees under the intrinsic value method of recognition and measurement principles, as discussed in the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. The Company utilized the Black-Scholes option valuation model to value stock options for pro forma presentation of income and per share data as if the fair value based method in SFAS No. 123, “Accounting for Stock-Based Compensation”, had been used to account for stock-based compensation. The following table illustrates the effect (in thousands, except per share amounts) on net income and earnings per share for the three months ended December 31, 2004 as if the Company’s stock-based compensation had been determined based on the fair value at the grant dates for awards made prior to fiscal 2006, under those plans and consistent with SFAS 123R (in thousands except per share amounts):

Three Months Ended December 31, 2004
Net income as reported	$372

Add: Total stock-based compensation, net of tax	—

Deduct: Total stock-based expense determined under the fair value method of all awards, net of related tax effects	(58)

Proforma income	$314

Earnings per share:

Basic-as reported	$0.07
Basic-pro forma	$0.06

Diluted-as reported	$0.07
Diluted-pro forma	$0.06

The fair value of each option grant in the first quarter of fiscal year 2006 was estimated on the date of grant using the Black-Scholes option-pricing model with a risk-free rate of return of 4.3% and expected volatility of 55.0%. Expected life of the options granted is 6.25 years, as computed using the simplified method as described in Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment” (“SAB No. 107”). Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The Company granted 5,000 options during the first quarter of fiscal year 2006.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs” (SFAS 151). This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this statement requires the allocation of fixed production overhead to costs of conversion be based upon the normal capacity of the production facilities. The Company adopted the

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provisions of SFAS 151 as of October 1, 2005. The adoption of SFAS 151 did not have a material effect on the Company’s consolidated financial statements.

On December 16, 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 replaces the exception from fair value measurement in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company adopted the provisions of SFAS 153 as of October 1, 2005. The adoption of SFAS 153 did not have a material effect on the Company’s consolidated financial statements.

2. Earnings Per Common Share

The following table summarizes the calculation of net earnings and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings per share (in thousands, except per share data):

	Three Months Ended December 31, 2005	Three Months Ended December 31, 2004
Net earnings available to common stockholders	$1,275	$372

Weighted average common shares and common share equivalents:
Common shares	5,634,662	5,591,140
Common share equivalents	203,049	113,324

Total weighted average common shares and common share equivalents	5,837,711	5,704,464

Basic earnings per share	$0.23	$0.07

Diluted earnings per common share	$0.22	$0.07

Options totaling 1,580 and 15,677 shares of common stock, respectively, for the three months ended December 31, 2005 and December 31, 2004 were not included in the computation of weighted average shares because the impact of these options were antidilutive.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Comprehensive Income

Comprehensive income includes all changes in a company’s equity, except those resulting from investments by and distributions to stockholders. The following table summarizes the components of comprehensive income (in thousands):

	Three Months Ended December 31, 2005	Three Months Ended December 31, 2004
Net income	$1,275	$372
Foreign currency translation adjustments	52	896

Total comprehensive income	$1,327	$1,268

4. Trade Accounts and Notes Receivable

Current trade accounts and notes receivable consisted of the following (in thousands):

	December 31, 2005	September 30, 2005
Trade accounts receivable	$18,161	$10,363
Allowance for doubtful accounts	(876)	(730)

	$17,285	$9,633

The allowance for doubtful accounts represents the Company’s best estimate of probable credit losses. The Company determines the allowance based upon historical experience and a review of its balances. Accounts receivable balances are charged off against the allowance whenever it is probable that the receivable will not be recoverable. The Company does not have any off-balance-sheet credit exposure related to its customers. In the first quarter of fiscal 2006 ended December 31, 2005, the Company recorded a $1.9 million entry to trade accounts receivable and deferred revenue pursuant to a sales contract. The Company did not receive the funds until January 2006; therefore, the effect of this transaction has been reversed on the cash flow presentation.

At December 31, 2005 and September 30, 2005, the Company’s current notes receivable were $3.8 million and $3.0 million, respectively. The Company’s current notes receivable at December 31, 2005 and September 30, 2005 were net of allowances for doubtful notes of $0.2 million and zero, respectively. The Company also had notes receivable of $0.1 million and $0.8 million classified as long-term at December 31, 2005 and September 30, 2005, respectively. The long-term trade notes receivable are classified on the balance sheet as other assets.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Inventories

Inventories consisted of the following (in thousands):

	December 31, 2005	September 30, 2005
Finished goods	$8,421	$7,807
Work-in-process	10,134	8,915
Raw materials	18,974	18,837
Obsolescence reserve	(2,522)	(2,404)

	$35,007	$33,155

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

The following tables summarize the Company’s segment information (in thousands):

	Three Months Ended December 31, 2005	Three Months Ended December 31, 2004
Net sales:
Seismic	$18,997	$11,792
Thermal Solutions	2,918	3,477

Total	$21,915	$15,269

Income (loss) from operations:
Seismic	$4,225	$2,034
Thermal solutions	(289)	106
Corporate	(1,958)	(1,638)

Total	$1,978	$502

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2005	September 30, 2005
Total assets:
Seismic	$68,697	$58,021
Thermal solutions	13,113	14,194
Corporate	11,244	12,207

	$93,054	$84,422

7. Line of Credit

On November 22, 2004, several of the Company’s subsidiaries entered into a credit agreement (the “Credit Agreement”) with a bank. Under the Credit Agreement, as amended on September 19, 2005, the Company’s borrower subsidiaries can borrow up to $20.0 million secured principally by their accounts receivable, inventories and equipment. The Credit Agreement expires on November 21, 2007. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial amounts, restricts the Company’s and the borrower subsidiaries’ ability to pay dividends and contains other covenants customary in agreements of this type. The Company believes that the ratio of total liabilities to tangible net worth and the asset coverage ratio could prove to be the most restrictive.

At December 31, 2005, there were borrowings of $10.0 million under the Credit Agreement, and additional borrowings available of $10.0 million. The Company is not subject to a borrowing base and is able to borrow the full $20.0 million subject to its remaining in compliance with certain covenants. The interest rate for borrowing under the Credit Agreement is, at the Company’s option, a discounted prime rate or a LIBOR based rate.

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

As a result of the bankruptcy filing by the Former Primary Film Supplier, the Company recorded a $1.2 million charge in its third quarter of fiscal year 2002 due to the ultimate uncertainty of realization of value on certain assets,

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

particularly certain prepaid purchase benefits and other benefits under the amended supply contract with the Former Primary Film Supplier. The Company continues to believe there has not been any impairment in the value of the intellectual property it acquired from the Former Primary Film Supplier because of its ability to utilize the intellectual property to manufacture dry thermal film either internally or elsewhere.

On December 10, 2002, the Company received a notice of claim, in connection with the Former Primary Film Supplier’s bankruptcy, for alleged preferential payments made by the Former Primary Film Supplier to it in the period before filing of the bankruptcy proceeding in the approximate amount of $259,000. The Company recorded a provision for this claim based upon its estimate of the likelihood of a liability and probable loss. On July 7, 2004, an amended claim was filed against the Company and the amount of the alleged preferential payments made by the Former Primary Film Supplier was increased to approximately $895,000. On January 20, 2006, a motion to amend was filed regarding the claims pending against the Company. The amended complaint would assert an additional cause of action for fraudulent conveyance and recharacterize the sale of intellectual property to the Company as other than a true sale. Once amended, the total damages claimed against the Company related to this matter, while difficult to discern, would be approximately $2 million. The Company believes that the amended complaint states a new claim that should be barred by the applicable statute of limitations. The Former Primary Film Supplier’s bankruptcy proceeding has been converted to a Chapter 7 liquidation proceeding, and a trustee has been appointed for the bankrupt estate. The Company is unable at this time to estimate the likelihood of a liability arising out of this supplemental claim or the amount, if any, of probable loss. The Company intends to continue to vigorously defend against such claims under the overall circumstances of its relationship with the Former Primary Film Supplier. At present, the Company does not know whether it will make any claims against the Former Primary Film Supplier or others, and it is unable to predict whether any additional claims will be made against it in connection with the Former Primary Film Supplier’s bankruptcy proceeding as to any aspect of its relationship with the Former Primary Film Supplier. The Company is unable at this time to predict the outcome and effects of this situation.

9. Income Taxes

The United States statutory tax rate for the periods reported was 34.0%; however, the Company’s effective tax rate for the three months ended December 31, 2005 was 31.9%. The effective tax rate reflects anticipated tax benefits related to the extraterritorial income deduction for foreign export sales and the new manufacturers’/producers’ deduction. The effective tax rate for the three months ended December 31, 2004 was 31.9% and reflected the anticipated tax benefits related to the extraterritorial income deduction for foreign export sales.

10. Investment in Business Acquisition

The Company’s subsidiary in Russia, OYO-GEO Impulse International, LLC (“OYO-GEO Impulse”), manufactures international standard geophone sensors and related seismic products for the Russian and international seismic marketplaces. In October 2005, the Company purchased for $0.1 million the remaining 3% ownership interest in this entity from the minority shareholder. Thus OYO-GEO Impulse is now a wholly-owned subsidiary of the Company.

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

This report on Form 10-Q and the documents incorporated by reference herein, if any, contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these forward-looking statements by terminology such as “may”, “will”, “should”, “intend”, “expect”, “plan”, “budget”, “forecast”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other forward-looking information. These forward-looking statements reflect our best judgment about future events and trends based on the information currently available to us. However, there will likely be events in the future that we are not able to predict or control. The factors listed under the caption “Risk Factors” in our Form 10-K for the fiscal year ended September 30, 2005, as well as other cautionary language in such Report on Form 10-K and this Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this Report on Form 10-Q could have a material adverse effect on our business, results of operations and financial position, and actual events and results of operations may vary materially from our current expectations.

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

Seismic

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

Seismic Reservoir Products.

We have developed permanently installed high-definition reservoir characterization products for ocean-bottom applications in producing oil and gas fields. Seismic surveys repeated over selected time intervals show dynamic changes within the reservoir and can be used to monitor the effects of production. Utilizing these products, producers can enhance the recovery of oil and gas deposits over the life of a reservoir.

We also produce a retrievable version of the ocean-bottom system for use on fields where permanently installed systems are not appropriate or economical.

In addition, we produce seismic borehole acquisition systems which employ a fiber optic augmented wireline capable of very high data transmission rates. These systems are used for several reservoir characterization applications, including a new application pioneered by us allowing operators and service companies to monitor and measure the results of fracturing operations. Our customers are deploying these borehole systems in the United States, Canada and China.

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

Thermal Solution Products

Our thermal solutions product technologies were originally developed for seismic data processing applications. In 1995, we modified this technology for application in other markets. Our thermal solutions products include thermal printers, thermal printheads and dry thermal film. Our thermal printers produce images ranging in size from 12 to 54 inches wide and in resolution from 400 to 1,200 dots per inch (“dpi”). We market our thermal solutions products to a variety of industries, including the screen print, point of sale, signage and textile markets. We also continue to sell these products to our seismic customers, although this market comprises a small percentage of sales of our thermal solutions products.

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

As a result of the bankruptcy filing by the Former Primary Film Supplier, we recorded a $1.2 million charge in fiscal year 2002 due to the ultimate uncertainty of realization of value on certain assets, particularly certain prepaid purchase benefits and other benefits under the amended supply contract with the Former Primary Film Supplier. We continue to believe there has not been any impairment in the value of the intellectual property we acquired from the Former Primary Film Supplier because we are utilizing such property to manufacture dry thermal film.

On December 10, 2002, we received a notice of claim, in connection with the Former Primary Film Supplier’s bankruptcy, for alleged preferential payments made by the Former Primary Film Supplier to us in the period before the bankruptcy proceeding in the approximate amount of $259,000. On July 7, 2004, an amended claim was filed against us and the amount of the alleged preferential payments made by the Former Primary Film Supplier was increased to approximately $895,000. On January 20, 2006, a motion to amend was filed regarding the claims pending against us. The amended complaint would assert an additional cause of action for fraudulent conveyance and recharacterize the sale of intellectual property to us as other than a true sale. Once amended, the total damages claimed against us related to this matter, while difficult to discern, would be approximately $2 million. We believe that the amended complaint states a new claim that should be barred by the applicable statute of limitations. We intend to continue to vigorously defend against such claims under the overall circumstances of our relationship with the Former Primary Film Supplier. At present we do not know whether we will make any claims against the Former Primary Film Supplier or others, and we are unable to predict whether any additional claims will be made against us in connection with the Former Primary Film Supplier’s bankruptcy proceeding as to any aspect of our relationship with the Former Primary Film Supplier. We are unable at this time to predict the outcome and effects of this situation.

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

Results of Operations

We report and evaluate financial information for two segments: Seismic and Thermal Solutions. Summary financial data by business segment follows (in thousands):

	Three Months Ended December 31, 2005	Three Months Ended December 31, 2004
Seismic
Net sales	$18,997	$11,792
Operating income	4,225	2,034

Thermal Solutions
Net sales	2,918	3,477
Operating income (loss)	(289)	106

Corporate
Operating loss	(1,958)	(1,638)

Consolidated Totals
Net sales	21,915	15,269
Operating income	1,978	502

Overview

Three months ended December 31, 2005 compared to three months ended December 31, 2004

Consolidated sales for the three months ended December 31, 2005 increased by $6.6 million, or 43.5%, from the corresponding period of the prior fiscal year. The increase in sales reflects strong demand for our seismic products, which were partially offset by a decrease in sales of thermal solution products.

Consolidated gross profits for the three months ended December 31, 2005 increased by $2.2 million, or 44.5%, from the corresponding period of the prior year. The increased gross profits are primarily due to increased sales.

Consolidated operating expenses for the three months ended December 31, 2005 increased $0.8 million, or 17.0%, from the corresponding period of the prior fiscal year. The increase in operating expenses primarily resulted from an increase in incentive compensation, bad debt and stock-based compensation expenses.

The United States statutory tax rate for the periods reported was 34.0%; however, our effective tax rate for the three months ended December 31, 2005 and 2004 was 31.9%. The lower effective tax rate reflects anticipated tax benefits related to the extraterritorial income deduction for foreign export sales and the new manufacturers’/producers’ deduction. The effective tax rate for the three months ended December 31, 2004 was 31.9% and reflected the anticipated tax benefits related to the extraterritorial income deduction for foreign export sales.

Seismic Products

Net Sales

Sales of our seismic products for the three months ended December 31, 2005 increased $7.2 million, or 61.1%, from the corresponding period of the prior fiscal year. The large increase was primarily due to increased sales of products to our seismic exploration customers, largely as a result of increased exploration for oil and gas reserves due to higher oil and gas commodity prices. Sales from our Canadian and Russian subsidiaries declined from the record levels of sales recorded in the corresponding period in the prior year partially as a result of increased competitive pressures. Sales of our seismic reservoir characterization products increased during the quarter ending December 31, 2005 due to the delivery of a $1.8 million seismic borehole system.

Operating Income

Operating income for the three months ended December 31, 2005 increased $2.2 million, or 107.7%, from the corresponding period of the previous fiscal year. The increase in operating income resulted from increased sales, including sales of reservoir characterization products having higher profit margins.

Thermal Solutions Products

Net Sales

Sales of our thermal solutions products for the three months ended December 31, 2005 decreased $0.6 million, or 16.1%, from the corresponding period of the prior year. This decrease is primarily due to a decline of equipment and printhead sales due to production difficulties in meeting the demand for thermal printheads. These difficulties are considered temporary and we believe such difficulties will be resolved in the near term.

Operating Income (Loss)

Our operating income for the three months ended December 31, 2005 decreased $0.4 million, or 372.6%, from the corresponding period of the prior fiscal year. Such decrease is generally the result of a decline in sales and under-absorption of manufacturing costs associated with this business segment.

Liquidity and Capital Resources

At December 31, 2005, we had $1.9 million in cash and cash equivalents. For the three months ended December 31, 2005, we used approximately $3.7 million of cash in operating activities. The cash used in operating activities resulted from a $6.1 million increase in accounts and notes receivable resulting from increased sales activity and from an increase in inventories of $1.9 million due to increased orders from our seismic customers. These uses of cash were partially offset by cash generated as net income in the amount of $1.3 million, which included non-cash charges of $1.5 million for deferred taxes, stock-based compensation, depreciation and amortization.

For the three months ended December 31, 2005, we used approximately $0.3 million of cash in investing activities, including $0.2 million for capital expenditures. We currently estimate that our capital expenditures in fiscal year 2006 will be approximately $8.0 million, which we expect to fund through operating cash flows and borrowings under our Credit Agreement.

For the three months ended December 31, 2005, we received approximately $4.2 million of cash in financing activities primarily from our net borrowings under our Credit Agreement.

On November 22, 2004, several of our subsidiaries entered into a credit agreement (the “Credit Agreement”) with a bank. Under the Credit Agreement, as amended on September 19, 2005, our borrower subsidiaries can borrow up to $20.0 million principally secured by their accounts, inventories and equipment. The Credit Agreement expires on November 21, 2007. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial amounts, restricts our and our borrower subsidiaries’ ability to pay dividends and contains other covenants customary in agreements of this type. We believe that the ratio of total liabilities to tangible net worth and the asset coverage ratio could prove to be the most restrictive. The interest rate for borrowings under the Credit Agreement is, at our borrower subsidiaries’ option, a discounted prime rate or a LIBOR based rate. At December 31, 2005, there were borrowings of $10.0 million under the Credit Agreement, and additional available borrowings of $10.0 million.

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

We primarily derive revenue from the sale, and short-term rental under operating leases, of seismic instruments and equipment and thermal solutions products. We generally recognize sales revenues when our products are shipped and title and risk of loss have passed to the customer. We recognize rental revenues as earned over the rental period. Rentals of our equipment generally range from daily rentals to rental periods of up to six months or longer. Except for certain of our reservoir characterization products, our products are generally sold without any customer acceptance provisions and our standard terms of sale do not allow customers to return products for credit. In instances where there is a significant customer required performance test, we do not recognize the revenue attributable to the product as to which the performance test applies until the performance test is satisfied. Collection of this revenue may occur at various stages of production or after delivery of the product, and is not refundable to the customer.

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

We recognize revenue when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists. We operate under a purchase order/contract system for goods sold to customers, and under rental/lease agreements for equipment rentals. These documents evidence that an arrangement exists.

•	Delivery has occurred or services have been rendered. For product sales, we do not recognize revenues until delivery has occurred or performance measures have been met. For rental revenue, we recognize revenue when earned.

•	The seller’s price to the buyer is fixed or determinable. Sales prices are defined in writing in a customer’s purchase order, purchase contract or equipment rental agreement.

•	Collectibility is reasonably assured. We have a customer credit policy to ensure collectibility is reasonably assured.

Occasionally our seismic customers are not able to take immediate delivery of products which were specifically manufactured to the customer’s specifications. These occasions generally occur when our customers face logistical issues such as project delays or delays with their seismic crew deployment. In these instances, our customers have asked us to hold the equipment for a short period of time until they can take physical delivery of the product (referred to as “bill and hold” arrangements). We consider the following criteria for recognizing revenue when delivery has not occurred:

•	Whether the risks of ownership have passed to the customer,

•	Whether we have obtained a fixed commitment to purchase the goods in written documentation from the customer,

•	Whether the customer requested that the transaction be on a bill and hold basis and we received that request in writing,

•	Whether there is a fixed schedule for delivery of the product,

•	Whether we have any specific performance obligations such that the earning process is not complete,

•	Whether the equipment is segregated from our other inventory and is not subject to being used to fill other orders, and

•	Whether the equipment is complete and ready for shipment.

We do not modify our normal billing and credit terms for these types of sales. As of December 31, 2005, we had no sales under bill and hold arrangements.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151 “Inventory Costs” (SFAS 151). This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this statement requires the allocation of fixed production overhead to costs of conversion be based upon the normal capacity of the production facilities. We adopted the provisions of SFAS 151 as of October 1, 2005. The adoption of SFAS 151 did not have an effect on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is effective for all interim periods beginning after June 15, 2005. We adopted the provisions of SFAS 123R at the beginning of our fiscal year 2006 and recorded stock-based compensation expense of $0.2 million in our first quarter ended December 31, 2005.

On December 16, 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 replaces the exception from fair value measurement in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. We adopted the provisions of SFAS 153 as of October 1, 2005. The adoption of SFAS 153 did not have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The following discussion of our exposure to various market risks contains “forward looking statements” that involve risks and uncertainties. These projected results have been prepared utilizing certain assumptions considered reasonable in light of information currently available to us. Nevertheless, because of the inherent unpredictability of foreign currency rates, as well as other factors, actual results could differ materially from those projected in this forward looking information. For a description of our significant accounting policies associated with these activities, see under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” contained in this report on Form 10-Q.

We do not have any market risk as to market risk sensitive instruments entered into for trading purposes and have only very limited risk as to arrangements entered into other than for trading purposes. Further, we do not engage in commodity or commodity derivative instrument purchasing or selling transactions.

Foreign Currency and Operations Risk

Our subsidiary, OYO-GEO Impulse, is located in Russia. Therefore, our financial results may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions in Russia or changes in Russia’s political climate. Our consolidated balance sheet at December 31, 2005 reflected approximately $3.2 million of net working capital related to OYO-GEO Impulse. OYO-GEO Impulse both receives its income and pays its expenses primarily in rubles. To the extent that transactions of OYO-GEO Impulse are settled in rubles, a devaluation of the ruble versus the U.S. dollar could reduce any contribution from OYO-GEO Impulse to our consolidated results of operations and total comprehensive income as reported in U.S. dollars. We do not hedge the market risk with respect to our operations in Russia; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of Russian rubles versus U.S. dollars to the extent such disruptions result in any reduced valuation of OYO-GEO Impulse’s net working capital or future contributions to our consolidated results of operations. Under recently passed tax legislation, we may be able to repatriate foreign earnings from Russia and elsewhere at a more attractive tax rate than had been applicable.

Foreign Currency Intercompany Accounts and Notes Receivable

From time to time, we provide access to capital to our foreign subsidiaries through U.S. dollar denominated interest bearing promissory notes. Such funds are generally used by our foreign subsidiaries to purchase capital assets and for general working capital needs. In addition, we sell products to our foreign subsidiaries in U.S. dollars on trade credit terms. Because these U.S. dollar denominated intercompany debts are accounted for in the local currency of our foreign subsidiaries, any appreciation or devaluation of such foreign currencies against the U.S. dollar will result in a gain or loss, respectively, to our consolidated statement of operations. At December 31, 2005, we had outstanding intercompany accounts and notes receivable of $1.2 million, $1.2 million and $52,000 from our subsidiaries in Canada, Russia and Europe, respectively.

Floating Interest Rate Risk

Our Credit Agreement and the real estate mortgage agreement for our Pinemont facility each contain a floating interest rate. These floating interest rates subject us to the risk of increased interest costs associated with any upward movements in bank market interest rates. Under the Credit Agreement, our borrowing interest rate is a discounted prime lending rate or a LIBOR based rate, whichever we select. Under the real estate mortgage agreement, as amended, our borrowing rate is a LIBOR based rate plus 159 basis points, with a minimum rate of 3.8%. As of December 31, 2005, we had borrowed $10.0 million under the Credit Agreement at a rate of 5.9%, and we had borrowed $2.8 million under our real estate mortgage agreement at a rate of 6.0%. Due to the amount of borrowings outstanding under these facilities, including potential borrowings available under the Credit Agreement, any increased interest costs associated with movements in market interest rates could be material to our financial condition, results of operation and/or cash flow. At December 31, 2005, based on our current level of borrowings, a 1.0% increase in interest rates would increase our interest expense annually by approximately $0.1 million.

Item 4. Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified under the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Notwithstanding the foregoing, there can be no assurance that our company’s disclosure controls and procedures will detect or uncover all failures of persons within our company and its consolidated subsidiaries to report material information otherwise required to be set forth in our company’s reports.

As has been reported on our annual report on Form 10-K for our 2005 fiscal year, based upon the evaluation performed under the supervision and with the participation of our management of the effectiveness of our company’s disclosure controls and procedures as of September 30, 2005, the CEO and CFO concluded that our company’s disclosure controls and procedures were not effective as of September 30, 2005 because of a material weakness in internal controls over financial reporting. Specifically, the controls in place to ensure an accurate year-end physical count and verify the existence of inventory at our Pinemont facility in Houston, Texas were not properly designed and thus failed to detect counting errors and other inaccuracies prior to the posting of the year-end physical inventory adjustments to the general ledger. This control deficiency resulted in audit adjustments to our 2005 annual consolidated financial statements to correct inventory and cost of goods sold although such adjustments were not material. Since discovering this material weakness, management employed measures to strengthen internal controls over physical inventory counting procedures, including, among others, the following:

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

Consistent with these measures, in early January 2006, our management performed a full physical count of our company’s inventories at our Pinemont and Gessner facilities and concluded that our inventories are accurately stated on our balance sheet as of December 31, 2005.

As of the end of the period covered by this report, our management, including our CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective. There has been no change in internal controls that has materially affected or that is likely to materially affect internal controls over financial reporting subsequent to the date the CEO and CFO completed their evaluation.

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	The following exhibits are filed with this Report on Form 10-Q.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OYO GEOSPACE CORPORATION

Date: February 6, 2006	By:	/s/ Gary D. Owens
Gary D. Owens, Chairman of the Board President and Chief Executive Officer (duly authorized officer)

Date: February 6, 2006	By:	/s/ Thomas T. McEntire
Thomas T. McEntire Chief Financial Officer (principal financial officer)