Form 10-Q
period 2006-03-31
OYO GEOSPACE CORP
filed 2006-05-05
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2006

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

There were 5,706,083 shares of the Registrant’s Common Stock outstanding as of the close of business on May 3, 2006.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2006	September 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$1,914	$1,753
Trade accounts receivable, net	20,251	9,633
Notes receivable, net	4,238	3,043
Inventories, net	43,062	33,155
Deferred income tax	1,962	1,847
Prepaid expenses and other	2,306	1,966

Total current assets	73,733	51,397

Rental equipment, net	769	2,123
Property, plant and equipment, net	22,329	22,320
Patents, net	2,104	2,428
Goodwill, net	1,843	1,843
Deferred income tax	2,523	2,979
Other assets	1,299	1,332

Total assets	$104,600	$84,422

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Book overdrafts	$1,724	$577
Notes payable and current maturities of long-term debt	319	340
Accounts payable	6,608	4,118
Accrued expenses and other	5,915	4,939
Deferred revenue	8,402	321
Income tax payable	483	601

Total current liabilities	23,451	10,896
Long-term debt	13,409	10,731

Total liabilities	36,860	21,627

Minority interest in consolidated subsidiary	—	189

Stockholders’ equity:
Preferred stock	—	—
Common stock	57	56
Additional paid-in capital	33,743	31,761
Retained earnings	33,101	30,259
Accumulated other comprehensive income	839	530

Total stockholders’ equity	67,740	62,606

Total liabilities and stockholders’ equity	$104,600	$84,422

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005
Sales	$22,673	$21,318	$44,588	$36,587
Cost of sales	15,161	14,110	29,891	24,415

Gross profit	7,512	7,208	14,697	12,172
Operating expenses:
Selling, general and administrative	3,749	3,920	7,541	7,204
Research and development	1,582	1,252	2,997	2,430

Total operating expenses	5,331	5,172	10,538	9,634

Income from operations	2,181	2,036	4,159	2,538

Other income (expense):
Interest expense	(229)	(160)	(426)	(256)
Interest income	162	136	279	239
Foreign exchange gains (losses)	1	55	(39)	100
Other, net	14	18	29	15

Total other income (expense), net	(52)	49	(157)	98

Income before income taxes and minority interest	2,129	2,085	4,002	2,636
Income tax expense	562	517	1,160	693

Income before minority interest	1,567	1,568	2,842	1,943
Minority interest	—	(26)	—	(29)

Net income	$1,567	$1,542	$2,842	$1,914

Basic earnings per share	$0.28	$0.28	$0.50	$0.34

Diluted earnings per share	$0.26	$0.27	$0.48	$0.33

Weighted average shares outstanding - Basic	5,679,402	5,598,435	5,656,786	5,594,747

Weighted average shares outstanding - Diluted	5,962,446	5,754,228	5,904,750	5,726,511

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended March 31, 2006	Six Months Ended March 31, 2005
Cash flows from operating activities:
Net income	$2,842	$1,914
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income tax expense (benefit)	342	(57)
Depreciation	1,757	1,859
Amortization	329	349
Stock-based compensation expense	339	—
Minority interest	—	29
Loss on disposal of property, plant and equipment	49	34
Bad debt expense	243	369
Effects of changes in operating assets and liabilities:
Trade accounts and notes receivable	(6,657)	(7,458)
Inventories	(9,907)	(5,125)
Prepaid expenses and other assets	(341)	(676)
Accounts payable	2,490	(151)
Accrued expenses and other	2,980	(1,406)
Deferred revenue	2,643	(35)
Income tax payable	(118)	98

Net cash used in operating activities	(3,009)	(10,256)

Cash flows from investing activities:
Capital expenditures	(1,455)	(4,763)
Investment in business acquisitions, net of cash acquired	(100)	—
Proceeds from sale of property and equipment	—	1,367

Net cash used in investing activities	(1,555)	(3,396)

Cash flows from financing activities:
Change in book overdrafts	1,147	650
Borrowings under debt arrangements	17,825	14,922
Principal payments on debt arrangements	(15,169)	(5,175)
Proceeds from exercise of stock options	952	179

Net cash provided by financing activities	4,755	10,576

Effect of exchange rate changes on cash	(30)	337

Increase (decrease) in cash and cash equivalents	161	(2,739)
Cash and cash equivalents, beginning of period	1,753	3,139

Cash and cash equivalents, end of period	$1,914	$400

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet of OYO Geospace Corporation (“OYO Geospace”) and its subsidiaries (collectively, the “Company”) at September 30, 2005 was derived from the Company’s audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 2006 and the consolidated statements of operations for the three and six months ended March 31, 2006 and 2005, and the consolidated statements of cash flows for the six months ended March 31, 2006 and 2005 were prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows were made. The results of operations for the three and six months ended March 31, 2006 are not necessarily indicative of the operating results for a full year or of future operations.

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

Revenue Recognition

The Company derives revenue primarily from the sale, and short-term rental under operating leases, of seismic instruments and equipment and thermal solutions products. The Company generally recognizes sales revenues when its products are shipped and title and risk of loss have passed to the customer. The Company recognizes rental revenues as earned over the rental period. Rentals of the Company’s equipment generally range from daily rentals to rental periods of up to six months or longer. Except for certain of the Company’s reservoir characterization products, its products are generally sold without any customer acceptance provisions and its standard terms of sale do not allow customers to return products for credit. In instances where a customer requires a significant performance test, the Company does not recognize the revenue attributable to the product as to which the performance test applies until the performance test is satisfied. Collection of this revenue may occur at various stages of production or after delivery of the product, and is not refundable to the customer. Most of the Company’s products do not require installation assistance or sophisticated instruction.

The Company recognizes revenue when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists. The Company operates under a purchase order/contract system for goods sold to customers, and under rental/lease agreements for equipment rentals. These documents evidence that an arrangement exists.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Occasionally seismic customers are not able to take immediate delivery of products which were specifically manufactured to the customer’s specifications. These occasions generally occur when customers face logistical issues such as project delays or delays with their seismic crew deployment. In such instances, the customers may ask the Company to hold the equipment for a short period of time until they can take physical delivery of the product (referred to as “bill and hold” arrangements). The Company considers the following criteria for recognizing revenue when delivery has not occurred:

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

The Company does not modify its normal billing and credit terms for bill and hold sales. At March 31, 2006, there were no sales under bill and hold arrangements.

Research and Development Costs

The Company expenses research and development costs as incurred. Research and development costs include salaries, employee benefit costs, department supplies, direct project costs and other related costs.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Product Warranties

The Company offers a standard product warranty obligating it to repair or replace products with manufacturing defects. The Company maintains a reserve for future warranty costs based on historical experience or, in the absence of historical product experience, management’s estimates. Changes in the warranty reserve are contained in the following table (in thousands):

Balance at the beginning of the period (October 1, 2005)	$745
Accruals for warranties issued during the period	307
Accruals related to pre-existing warranties (including changes in estimates)	—
Settlements made (in cash or in kind) during the period	(273)

Balance at the end of the period (March 31, 2006)	$779

Stock-Based Compensation

In the first quarter of fiscal 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123R, Share-Based Payments, which revises SFAS 123, Accounting for Stock-Based Compensation. SFAS 123R applies to new awards of stock-based compensation and to stock-based compensation awards modified, repurchased, or cancelled after the required effective date, as well as to the unvested portion of awards outstanding as of the required effective date. The Company uses the Black-Scholes model to value its new stock option grants under SFAS 123R, applying the “modified prospective method” for existing grants which requires the Company to value stock options prior to its adoption of SFAS 123R under the fair value method and expense the unvested portion over the remaining vesting period. SFAS 123R also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation. In addition, SFAS 123R requires the Company to reflect the benefits of tax deductions in excess of recognized compensation cost to be reported as both a financing cash inflow and an operating cash outflow upon adoption. As a result of the adoption of SFAS 123R, the Company recorded stock-based compensation expenses of $0.2 million and $0.3 million, for the three and six months ended March 31, 2006, respectively.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Prior to fiscal year 2006, the Company accounted for stock awards granted to employees under the intrinsic value method of recognition and measurement principles, as discussed in the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. The Company utilized the Black-Scholes option valuation model to value stock options for pro forma presentation of income and per share data as if the fair value based method in SFAS No. 123, “Accounting for Stock-Based Compensation”, had been used to account for stock-based compensation. The following table illustrates the effect (in thousands, except per share amounts) on net income and earnings per share for the three and six months ended March 31, 2005 as if the Company’s stock-based compensation had been determined based on the fair value at the grant dates for awards made prior to fiscal 2006, under those plans and consistent with SFAS 123R (in thousands except per share amounts):

	Three Months Ended March 31, 2005	Six Months Ended March 31, 2005
Net income as reported	$1,542	$1,914
Add: Total stock-based compensation, net of tax	—	—
Deduct: Total stock-based expense determined under the fair value method of all awards, net of related tax effects	(70)	(128)

Proforma income	$1,472	$1,786

Basic-as reported	$0.28	$0.34

Basic-pro forma	$0.26	$0.32

Diluted-as reported	$0.27	$0.33

Diluted-pro forma	$0.26	$0.31

The fair value of each option grant in the first quarter of fiscal year 2006 was estimated on the date of grant using the Black-Scholes option-pricing model with a risk-free rate of return of 4.3% and expected volatility of 55.0%. Expected life of the options granted is 6.25 years, as computed using the simplified method as described in Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The Company granted 12,600 and 17,600 options for the three and six months ended March 31, 2006, respectively.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs” (“SFAS 151”). This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this statement requires the allocation of fixed production overhead to costs of conversion be based upon the normal capacity of the production facilities. The Company adopted the provisions of SFAS 151 as of October 1, 2005. The adoption of SFAS 151 did not have a material effect on the Company’s consolidated financial statements.

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

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations-an interpretation of FASB Statement No. 143, to clarify the term “conditional asset retirement obligation”, which refers to legal obligations for which companies must perform asset retirement activity for which the timing and/or method of settlement are conditional upon future events that may or may not be within the control of the entity. However, the obligation to perform the asset retirement is unconditional, despite the uncertainty that exists surrounding the timing and method of settlement. Uncertainty about the timing and method of settlement for a conditional asset retirement obligation (“ARO”) should be considered in estimating the ARO when sufficient information exists. FIN 47 clarifies when sufficient information exists to reasonably estimate the fair value of an ARO. This interpretation is effective for the Company no later than the end of fiscal years ending after December 15, 2005. The Company is in the process of evaluating the impact of this interpretation and believes that any entry will be immaterial to the financial statements taken as a whole.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2. Earnings Per Common Share

The following table summarizes the calculation of net earnings and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005
Net earnings available to common stockholders	$1,567	$1,542	$2,842	$1,914

Weighted average common shares outstanding	5,679,402	5,598,435	5,656,786	5,594,747
Weighted average common share equivalents outstanding	283,044	155,793	247,964	131,764

Weighted average common shares and common share equivalents outstanding	5,962,446	5,754,228	5,904,750	5,726,511

Basic earnings per share	$0.28	$0.28	$0.50	$0.34

Diluted earnings per common share	$0.26	$0.27	$0.48	$0.33

Options totaling 154 and 4,227 shares of common stock for the three months ended March 31, 2006 and 2005, respectively, and options totaling 816 and 6,467 shares of common stock for the six months ended March 31, 2006 and 2005, respectively, were not included in the computation of weighted average shares because the impact of these options was antidilutive.

3. Comprehensive Income

Comprehensive income includes all changes in a company’s equity, except those resulting from investments by and distributions to stockholders. The following table summarizes the components of comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005
Net income	$1,567	$1,542	$2,842	$1,914
Foreign currency translation adjustments	257	(519)	309	377

Total comprehensive income	$1,824	$1,023	$3,151	$2,291

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4. Trade Accounts and Notes Receivable

Current trade accounts and notes receivable consisted of the following (in thousands):

	March 31, 2006	September 30, 2005
Trade accounts receivable	$21,061	$10,363
Allowance for doubtful accounts	(810)	(730)

	$20,251	$9,633

The allowance for doubtful accounts represents the Company’s best estimate of probable credit losses. The Company determines the allowance based upon historical experience and a review of its balances. Accounts receivable balances are charged off against the allowance whenever it is probable that the receivable will not be recoverable. The Company does not have any off-balance-sheet credit exposure related to its customers. Included in trade accounts receivable at March 31, 2006, is $5.4 million of billings to customers for deferred revenue pursuant to two sales contracts. Since the Company had not received these funds at March 31, 2006, this transaction has not been reflected as a cash transaction on the Company’s statement of cash flows.

At March 31, 2006 and September 30, 2005, the Company’s current notes receivable were $4.2 million and $3.0 million, respectively. The Company’s current notes receivable at March 31, 2006 and September 30, 2005 were net of allowances for doubtful notes of $0.2 million and zero, respectively. The Company also had notes receivable of $0.8 million classified as long-term at March 31, 2006 and September 30, 2005. The long-term trade notes receivable are classified on the balance sheet as other assets.

5. Inventories

Inventories consisted of the following (in thousands):

	March 31, 2006	September 30, 2005
Finished goods	$8,254	$7,807
Work-in-process	16,981	8,915
Raw materials	20,355	18,837
Slow moving and obsolete inventory reserve	(2,528)	(2,404)

	$43,062	$33,155

The Company’s reserve for slow moving and obsolete inventories is analyzed and adjusted periodically to reflect the Company’s best estimate of the net realizable value of such inventories.

6. Segment and Geographic Information

The Company evaluates financial performance based on two business segments: Seismic and Thermal Solutions. The Seismic product lines consist of geophones and hydrophones, including multi-component geophones and hydrophones, seismic leader wire, geophone string connectors, seismic telemetry cable, high definition reservoir characterization products and services, marine seismic cable retrieval devices and small data acquisition systems targeted at niche markets. Thermal Solutions products include thermal imaging equipment and dry thermal film targeted at screen print, point of sale, signage and textile market sectors.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following tables summarize the Company’s segment information (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005
Net sales:
Seismic	$18,731	$18,152	$37,728	$29,944
Thermal solutions	3,942	3,166	6,860	6,643

Total	$22,673	$21,318	$44,588	$36,587

Income (loss) from operations:
Seismic	$4,041	$4,210	$8,266	$6,244
Thermal solutions	379	(89)	90	17
Corporate	(2,239)	(2,085)	(4,197)	(3,723)

Total	$2,181	$2,036	$4,159	$2,538

	March 31, 2006	September 30, 2005
Total assets:
Seismic	$78,732	$58,021
Thermal solutions	12,953	14,194
Corporate	12,915	12,207

	$104,600	$84,422

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

At March 31, 2006, there were borrowings of $8.7 million under the Credit Agreement, and additional borrowings available of $11.3 million. The Company is not subject to a borrowing base and is able to borrow the full $20.0 million subject to its compliance with certain covenants. The interest rate for borrowing under the Credit Agreement is, at the Company’s option, a discounted prime rate or a LIBOR based rate. At May 1, 2006, borrowings under the Credit Agreement were approximately $3.7 million.

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

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

On December 10, 2002, the Company received a notice of claim, in connection with the Former Primary Film Supplier’s bankruptcy, for alleged preferential payments made by the Former Primary Film Supplier to it in the period before filing of the bankruptcy proceeding in the approximate amount of $259,000. The Company recorded a provision for this claim based upon its estimate of the likelihood of a liability and probable loss. On July 7, 2004, an amended claim was filed against the Company and the amount of the alleged preferential payments made by the Former Primary Film Supplier was increased to approximately $895,000. On January 20, 2006, a motion to amend was filed regarding the claims pending against the Company. The amended complaint would assert an additional cause of action for fraudulent conveyance. Once amended, the total damages claimed against the Company related to this matter, while difficult to discern, would be approximately $2 million. The Company believes that the amended complaint states a new claim that should be barred by the applicable statute of limitations. The Former Primary Film Supplier’s bankruptcy proceeding has been converted to a Chapter 7 liquidation proceeding, and a trustee has been appointed for the bankrupt estate. The Company is unable at this time to estimate the likelihood of a liability arising out of this supplemental claim or the amount, if any, of probable loss. The Company intends to continue to vigorously defend against such claims under the overall circumstances of its relationship with the Former Primary Film Supplier. At present, the Company does not know whether it will make any claims against the Former Primary Film Supplier or others, and it is unable to predict whether any additional claims will be made against it in connection with the Former Primary Film Supplier’s bankruptcy proceeding as to any aspect of its relationship with the Former Primary Film Supplier. The Company is unable at this time to predict the outcome and effects of this situation.

9. Income Taxes

The United States statutory tax rate for the periods reported was 34.0%; however, the Company’s effective tax rate for the three and six months ended March 31, 2006 was 26.4% and 29.0%, respectively. The lower effective tax rate reflects anticipated tax benefits related to the extraterritorial income deduction for foreign export sales, tax credits for research and experimentation and the new manufacturers’/producers’ deduction. The lower effective tax rate for the three and six months ended March 31, 2005 was 24.8% and 26.3%, respectively, and reflected the anticipated tax benefits related to the extraterritorial income deduction for foreign export sales.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Industry Overview

We design and manufacture instruments and equipment used in the acquisition and processing of seismic data as well as in the characterization and monitoring of producing oil and gas reservoirs. We have been in the seismic instrument and equipment business since 1980 and market our products primarily to the oil and gas industry. We also design, manufacture and distribute thermal imaging equipment, and dry thermal film products targeted at the screen print, point of sale, signage and textile market sectors. We have been manufacturing thermal imaging products since 1995. We report and evaluate financial information for each of these two segments: Seismic and Thermal Solutions.

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

Seismic Reservoir Products.

We have developed permanently installed high-definition reservoir characterization products for ocean-bottom applications in producing oil and gas fields. We also produce a retrievable version of this ocean-bottom system for use on fields where permanently installed systems are not appropriate or economical. Seismic surveys repeated over selected time intervals show dynamic changes within the reservoir and can be used to monitor the effects of production. Utilizing these products, producers can enhance the recovery of oil and gas deposits over the life of a reservoir.

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

On December 10, 2002, we received a notice of claim, in connection with the Former Primary Film Supplier’s bankruptcy, for alleged preferential payments made by the Former Primary Film Supplier to us in the period before the bankruptcy proceeding in the approximate amount of $259,000. On July 7, 2004, an amended claim was filed against us and the amount of the alleged preferential payments made by the Former Primary Film Supplier was increased to approximately $895,000. On January 20, 2006, a motion to amend was filed regarding the claims pending against us. The amended complaint asserts an additional cause of action for fraudulent conveyance. Once amended, the total damages claimed against us related to this matter, while difficult to discern, would be approximately $2 million. We believe that the amended complaint states a new claim that should be barred by the applicable statute of limitations. We intend to continue to vigorously defend against such claims under the overall circumstances of our relationship with the Former Primary Film Supplier. At present we do not know whether we will make any claims against the Former Primary Film Supplier or others, and we are unable to predict whether any additional claims will be made against us in connection with the Former Primary Film Supplier’s bankruptcy proceeding as to any aspect of our relationship with the Former Primary Film Supplier. We are unable at this time to predict the outcome and effects of this situation.

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

We also distribute another brand of generally high-quality dry thermal film to users of our thermal printers. This other brand of dry thermal film can be abrasive to our thermal printheads, resulting in high warranty costs associated with the replacement of damaged printheads. We are attempting to modify our thermal printheads so that they interface better with this other brand of dry thermal film. In addition, we are engaged in efforts to develop a new line of dry thermal film in order to improve the image quality of our own film for use with our printheads and thus reduce our reliance on the other brand of dry thermal film that tends to be abrasive as to our printheads. Both efforts to modify our printheads and to improve our film have been on-going in recent periods, but at this time we are unable to provide any assurance that we can eliminate printhead and film interface issues in the near future or at all. In order to achieve more than marginal growth in our thermal solutions product business in future periods, we believe that it is important to continue our concentration of efforts on both our printhead changes and film improvements.

Expansion of Manufacturing Facility

We are currently running at or near full capacity in portions of our Pinemont facility. As a result, we are planning a $10.0 million capital project to expand our manufacturing space at our Pinemont facility by about 50% beyond its current size and to add the appropriate manufacturing machinery and equipment to meet expected future demand. The facility expansion is expected to be financed with a long-term mortgage, and any machinery and equipment is expected to be financed from our internal cash flow and/or from borrowings under our Credit Agreement, discussed below under the heading “Liquidity and Capital Resources”.

Results of Operations

We report and evaluate financial information for two segments: Seismic and Thermal Solutions. Summary financial data by business segment follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005
Seismic
Revenue	$18,731	$18,152	$37,728	$29,944
Operating income	4,041	4,210	8,264	6,244

Thermal Solutions
Revenue	3,942	3,166	6,860	6,643
Operating income (loss)	379	(89)	91	17

Corporate
Operating loss	(2,239)	(2,085)	(4,196)	(3,723)

Consolidated Totals
Revenue	22,673	21,318	44,588	36,587
Operating income	2,181	2,036	4,159	2,538

Overview

Three and six months ended March 31, 2006 compared to three and six months ended March 31, 2005

Consolidated sales for the three and six months ended March 31, 2006 increased by $1.4 million, or 6.4%, and $8.0 million, or 21.9%, respectively, from the corresponding periods of the prior fiscal year. The increase in sales reflects strong demand for our products in each of our business segments.

Consolidated gross profits for the three and six months ended March 31, 2006 increased by $0.3 million, or 4.2%, and $2.5 million, or 20.7%, respectively, from the corresponding periods of the prior year. The increased gross profits resulted primarily from increased sales.

Consolidated operating expenses for the three and six months ended March 31, 2006 increased $0.2 million, or 3.1%, and $0.9 million, or 9.4%, respectively, from the corresponding periods of the prior fiscal year. The increase in operating expenses primarily resulted from an increase in incentive compensation and stock-based compensation expenses. Such increases were partially offset by a decline in bad debt expense.

The United States statutory tax rate for the periods reported was 34.0%; however, our effective tax rate for the three and six months ended March 31, 2006 was 26.4% and 29.0%, respectively. The lower effective tax rate for the periods ended March 31, 2006 reflects anticipated tax benefits related to the extraterritorial income deduction for foreign export sales, tax credits for research and experimentation and the new manufacturers’/producers’ deduction. The lower effective tax rate for the three and six months ended March 31, 2005 was 24.8% and 26.3%, respectively, and reflected the anticipated tax benefits related to the extraterritorial income deduction for foreign export sales.

Seismic Products

Net Sales

Our seismic products include four primary categories: seismic exploration products, seismic reservoir products, offshore cable products, and industrial products. Sales of our seismic products for the three and six months ended March 31, 2006 increased $0.6 million, or 3.2%, and $7.8 million, or 26.0%, respectively, from the corresponding periods of the prior fiscal year. Sales of our seismic reservoir, offshore cable and industrial products, as a group, increased $1.5 million and $2.4 million for the three and six months ended March 31, 2006, respectively, from the corresponding periods of the prior fiscal year. These sales increases are the result of these products gaining broader acceptance in their respective markets. Sales of our seismic exploration products declined by $0.9 million and increased by $5.4 million for the three and six months ended March 31, 2006, respectively, from the corresponding periods of the prior fiscal year. The lower level of seismic exploration product sales for the three months ended March 31, 2006 is primarily the result of our Canadian subsidiary’s record setting levels of equipment sales in the corresponding period in the prior fiscal year. The increase in seismic exploration product sales for the six months ended March 31, 2006 from the corresponding period in the prior fiscal year is largely the result of increased exploration for oil and gas reserves due to higher oil and gas commodity prices.

Operating Income

Operating income for the three months ended March 31, 2006 decreased $0.2 million, or 4.0%, from the corresponding period of the previous fiscal year. The decrease in operating income primarily resulted from a decline in operating profits from our Russian subsidiary caused by increased competition from low-cost Chinese competitors and higher manufacturing costs. Operating income for the six months ended March 31, 2006 increased $2.0 million, or 32.4%, from the corresponding period of the previous fiscal year primarily resulting from increased sales and improved product mix.

Thermal Solutions Products

Net Sales

Sales of our thermal solutions products for the three and six months ended March 31, 2006 increased $0.8 million, or 24.5%, and $0.2 million, or 3.3%, respectively, from the corresponding periods of the prior fiscal year. This increase is the result of growth in all product categories and the resolution of production difficulties experienced in prior periods.

Operating Income (Loss)

Our operating income for the three and six months ended March 31, 2006 increased $0.5 million, and $0.1 million, respectively, from the corresponding periods of the prior fiscal year. Such increase in operating income is the result of increased sales and manufacturing process improvements.

Liquidity and Capital Resources

At March 31, 2006, we had $1.9 million in cash and cash equivalents. For the six months ended March 31, 2006, we used approximately $3.0 million of cash in our operating activities. The cash used in our operating activities resulted from a $6.7 million increase in accounts and notes receivable resulting from increased sales activity, and from an increase in inventories of $9.9 million due to increased orders from our seismic customers. These uses of cash were partially offset by cash provided by our operating activities, including (i) a $3.0 million increase in accrued expenses partially due to increased accruals for incentive compensation, (ii) a $2.6 million increase in deferred revenue as a result of advanced payments received from customers purchasing our seismic reservoir products and (iii) a $2.5 million increase in accounts payable primarily resulting from increases in inventories. In addition, we generated cash from our net income in the amount of $2.8 million, which included non-cash charges of $2.8 million for deferred taxes, stock-based compensation, depreciation and amortization.

For the six months ended March 31, 2006, we used approximately $1.6 million of cash in investing activities, including $1.5 million for capital expenditures. We currently estimate that our total capital expenditures in fiscal year 2006 will be approximately $5.0 million to $8.0 million, including initial investments to expand our Pinemont facility and associated equipment in an effort to accommodate increased customer orders. We expect to fund these capital expenditures through operating cash flows, additional long-term financing and/or borrowings under our Credit Agreement, discussed below.

For the six months ended March 31, 2006, we generated cash of approximately $4.8 million from our financing activities. The cash generated primarily resulted from our net borrowings under our Credit Agreement of $2.6 million, $1.1 million from an increase in book overdrafts and from cash proceeds of $1.0 million from the exercise of stock options by employees and a director.

On November 22, 2004, several of our subsidiaries entered into a credit agreement (the “Credit Agreement”) with a bank. Under the Credit Agreement, as amended on September 19, 2005, our borrower subsidiaries can borrow up to $20.0 million principally secured by their accounts, inventories and equipment. The Credit Agreement expires on November 21, 2007. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial amounts, restricts our and our borrower subsidiaries’ ability to pay dividends and contains other covenants customary in agreements of this type. We believe that the ratio of total liabilities to tangible net worth and the asset coverage ratio could prove to be the most restrictive. The interest rate for borrowings under the Credit Agreement is, at our borrower subsidiaries’ option, a discounted prime rate or a LIBOR based rate. At March 31, 2006, there were borrowings of $8.7 million under the Credit Agreement, and additional available borrowings of $11.3 million. At May 1, 2006, borrowings under the Credit Agreement were approximately $3.7 million.

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

We derive revenue primarily from the sale, and short-term rental under operating leases, of seismic instruments and equipment and thermal solutions products. We generally recognize sales revenues when our products are shipped and title and risk of loss have passed to the customer. We recognize rental revenues as earned over the rental period. Rentals of our equipment generally range from daily rentals to rental periods of up to six months or longer. Except for certain of our reservoir characterization products, our products are generally sold without any customer acceptance provisions and our standard terms of sale do not allow customers to return products for credit. In instances where a customer requires a significant performance test, we do not recognize the revenue attributable to the product as to which the performance test applies until the performance test is satisfied. Collection of this revenue may occur at various stages of production or after delivery of the product, and is not refundable to the customer.

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

We recognize revenue when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists. We operate under a purchase order/contract system for goods sold to customers, and under rental/lease agreements for equipment rentals. These documents evidence that an arrangement exists.

•	Delivery has occurred or services have been rendered. For product sales, we do not recognize revenues until delivery has occurred or performance measures have been met. For rental revenue, we recognize revenue when earned.

•	The seller’s price to the buyer is fixed or determinable. Sales prices are defined in writing in a customer’s purchase order, purchase contract or equipment rental agreement.

•	Collectibility is reasonably assured. We evaluate customer credit to ensure collectibility is reasonably assured.

Occasionally our seismic customers are not able to take immediate delivery of products which were specifically manufactured to the customer’s specifications. These occasions generally occur when our customers face logistical issues such as project delays or delays with their seismic crew deployment. In such instances, our customers may ask us to hold the equipment for a short period of time until they can take physical delivery of the product (referred to as “bill and hold” arrangements). We consider the following criteria for recognizing revenue when delivery has not occurred:

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

We do not modify our normal billing and credit terms for bill and hold sales. At March 31, 2006, we had no sales under bill and hold arrangements.

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is effective for all interim periods beginning after June 15, 2005. We adopted the provisions of SFAS 123R at the beginning of our fiscal year 2006 and recorded stock-based compensation expense of $0.2 million and $0.3 million, respectively, for the three and six months ended March 31, 2006.

On December 16, 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 replaces the exception from fair value measurement in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. We adopted the provisions of SFAS 153 as of October 1, 2005. The adoption of SFAS 153 did not have a material effect on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Our adoption of SFAS No. 154 is not expected to have a material effect on our consolidated financial position or results of operations.

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations-an interpretation of FASB Statement No. 143, to clarify the term “conditional asset retirement obligation”, which refers to legal obligations for which companies must perform asset retirement activity for which the timing and/or method of settlement are conditional upon future events that may or may not be within the control of the entity. However, the obligation to perform the asset retirement is unconditional, despite the uncertainty that exists surrounding the timing and method of settlement. Uncertainty about the timing and method of settlement for a conditional asset retirement obligation (“ARO”) should be considered in estimating the ARO when sufficient information exists. FIN 47 clarifies when sufficient information exists to reasonably estimate the fair value of an ARO. This interpretation is effective for the Company no later than the end of fiscal years ending after December 15, 2005. We are in the process of evaluating the impact of this interpretation and believe that any entry will be immaterial to the financial statements taken as a whole.

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

Foreign Currency and Operations Risk

One of our wholly-owned subsidiaries, OYO-GEO Impulse, is located in Russia. Therefore, our financial results may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions in Russia or changes in Russia’s political climate. Our consolidated balance sheet at March 31, 2006 reflected approximately $3.2 million of net working capital related to OYO-GEO Impulse. OYO-GEO Impulse both receives its income and pays its expenses primarily in rubles. To the extent that transactions of OYO-GEO Impulse are settled in rubles, a devaluation of the ruble versus the U.S. dollar could reduce any contribution from OYO-GEO Impulse to our consolidated results of operations and total comprehensive income as reported in U.S. dollars. We do not hedge the market risk with respect to our operations in Russia; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of Russian rubles versus U.S. dollars to the extent such disruptions result in any reduced valuation of OYO-GEO Impulse’s net working capital or future contributions to our consolidated results of operations. Under recently passed tax legislation, we may be able to repatriate foreign earnings from Russia and elsewhere at a more attractive tax rate than had been applicable.

Foreign Currency Intercompany Accounts and Notes Receivable

From time to time, we provide access to capital to our foreign subsidiaries through U.S. dollar denominated interest bearing promissory notes. Such funds are generally used by our foreign subsidiaries to purchase capital assets and for general working capital needs. In addition, we sell products to our foreign subsidiaries in U.S. dollars on trade credit terms. Because these U.S. dollar denominated intercompany debts are accounted for in the local currency of our foreign subsidiaries, any appreciation or devaluation of such foreign currencies against the U.S. dollar will result in a gain or loss, respectively, to our consolidated statement of operations. At March 31, 2006, we had outstanding intercompany accounts and notes receivable of $1.3 million, $0.5 million and $0.1 million from our subsidiaries in Russia, Canada and the United Kingdom, respectively.

Floating Interest Rate Risk

Our Credit Agreement and the real estate mortgage agreement for our Pinemont facility each contain a floating interest rate. These floating interest rates subject us to the risk of increased interest costs associated with any upward movements in bank market interest rates. Under the Credit Agreement, our borrowing interest rate is a discounted prime lending rate or a LIBOR based rate, whichever we select. Under the real estate mortgage agreement, as amended, our borrowing rate is a LIBOR based rate plus 159 basis points, with a minimum rate of 3.8%. As of March 31, 2006, we had borrowed $8.7 million under the Credit Agreement at a rate of 6.4%, and we had borrowed $2.7 million under our real estate mortgage agreement at a rate of 6.3%. Due to the amount of borrowings outstanding under these facilities, including potential borrowings available under the Credit Agreement, any increased interest costs associated with movements in market interest rates could be material to our financial condition, results of operation and/or cash flow. At March 31, 2006, based on our current level of borrowings, a 1.0% increase in interest rates would increase our interest expense annually by approximately $0.1 million.

Item 4. Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified under the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Notwithstanding the foregoing, there can be no assurance that our Company’s disclosure controls and procedures will detect or uncover all failures of persons within our Company to report material information otherwise required to be set forth in our Company’s reports.

As has been reported on our annual report on Form 10-K for our 2005 fiscal year, based upon the evaluation performed under the supervision and with the participation of our management of the effectiveness of our Company’s disclosure controls and procedures as of September 30, 2005, the CEO and CFO concluded that our Company’s disclosure controls and procedures were not effective as of September 30, 2005 because of a material weakness in internal controls over financial reporting. Specifically, the controls in place to ensure an accurate year-end physical inventory count and to verify the existence of inventory at our Pinemont facility were not properly designed and thus failed to detect counting errors and other inaccuracies prior to the posting of the year-end physical inventory adjustments to the general ledger. This control deficiency resulted in audit adjustments to our 2005 annual consolidated financial statements to correct inventory and cost of goods sold, although such adjustments were not material. Since discovering this material weakness, management has employed measures to strengthen internal controls over physical inventory counting procedures, including, among others, the following:

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

Consistent with these measures, our management performed a physical count of a significant amount of our Company’s inventories at our Pinemont and Gessner facilities and concluded that our inventories are accurately stated on our balance sheet as of March 31, 2006.

As of the end of the quarter covered by this report, our management, including our CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective. There has been no change in internal controls during the quarter covered by this report that has materially affected or that is reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On February 8, 2006, we held our Annual Meeting of Stockholders (the “Meeting”). At the Meeting, our stockholders approved the election of Katsuhiko Kobayashi, Michael J. Sheen and Charles H. Still, as directors, each holding office until the 2009 Annual Meeting of Stockholders or until his successor is duly elected and qualified. The results of the voting follows:

	For	Against	Withheld
Katsuhiko Kobayashi	5,052,145	—	278,839
Michael J. Sheen	5,052,145	—	278,839
Charles H. Still	5,049,845	—	281,139

The total voted shares represented by proxy and in person was 5,330,984.

Item 6. Exhibits

(a)	The following exhibits are filed with this Report on Form 10-Q.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OYO GEOSPACE CORPORATION

Date: May 4, 2006	By:	/s/ Gary D. Owens
Gary D. Owens, Chairman of the Board
President and Chief Executive Officer
(duly authorized officer)

Date: May 4, 2006	By:	/s/ Thomas T. McEntire
Thomas T. McEntire
Chief Financial Officer
(principal financial officer)