Form 10-Q
period 2006-06-30
OYO GEOSPACE CORP
filed 2006-08-02
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2006

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 001-13601

OYO GEOSPACE CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	76-0447780
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

There were 5,713,833 shares of the Registrant’s Common Stock outstanding as of the close of business on July 28, 2006.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30, 2006	September 30, 2005
ASSETS

Current assets:
Cash and cash equivalents	$2,967	$1,753
Trade accounts receivable, net	16,116	9,633
Notes receivable, net	3,358	3,043
Inventories, net	46,694	33,155
Deferred income tax	1,778	1,847
Prepaid expenses and other	1,214	1,966

Total current assets	72,127	51,397
Rental equipment, net	737	2,123
Property, plant and equipment, net	23,459	22,320
Patents, net	1,932	2,428
Goodwill, net	1,843	1,843
Deferred income tax	1,030	2,979
Other assets	1,245	1,332

Total assets	$102,373	$84,422

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Book overdrafts	$1,441	$577
Notes payable and current maturities of long-term debt	311	340
Accounts payable	6,238	4,118
Accrued expenses and other	7,607	4,939
Deferred revenue	6,977	321
Income tax payable	424	601

Total current liabilities	22,998	10,896
Long-term debt	8,475	10,731

Total liabilities	31,473	21,627

Minority interest in consolidated subsidiary	—	189

Stockholders’ equity:
Preferred stock	—	—
Common stock	57	56
Additional paid-in capital	33,384	31,761
Retained earnings	36,543	30,259
Accumulated other comprehensive income	916	530

Total stockholders’ equity	70,900	62,606

Total liabilities and stockholders’ equity	$102,373	$84,422

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Sales	$30,064	$23,115	$74,652	$59,702
Cost of sales	18,701	16,545	48,592	40,960

Gross profit	11,363	6,570	26,060	18,742

Operating expenses:
Selling, general and administrative	4,016	3,474	11,557	10,678
Research and development	2,197	1,342	5,194	3,772

Total operating expenses	6,213	4,816	16,751	14,450

Income from operations	5,150	1,754	9,309	4,292

Other income (expense):
Interest expense	(189)	(207)	(615)	(463)
Interest income	154	126	433	365
Foreign exchange gains (losses)	54	(65)	15	35
Other, net	16	34	45	49

Total other income (expense), net	35	(112)	(122)	(14)

Income before income taxes and minority interest	5,185	1,642	9,187	4,278
Income tax expense	1,743	481	2,903	1,174

Income before minority interest	3,442	1,161	6,284	3,104
Minority interest	—	(3)	—	(32)

Net income	$3,442	$1,158	$6,284	$3,072

Basic earnings per share	$0.60	$0.21	$1.11	$0.55

Diluted earnings per share	$0.57	$0.20	$1.06	$0.54

Weighted average shares outstanding—Basic	5,708,349	5,611,610	5,673,974	5,600,368

Weighted average shares outstanding—Diluted	6,019,019	5,751,605	5,949,461	5,733,479

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended June 30, 2006	Nine Months Ended June 30, 2005
Cash flows from operating activities:
Net income	$6,284	$3,072
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax expense	2,018	48
Depreciation	2,464	2,617
Amortization	503	523
Stock-based compensation expense	539	—
Minority interest	—	32
Loss on disposal of property, plant and equipment	77	34
Bad debt expense	33	454
Effects of changes in operating assets and liabilities:
Trade accounts and notes receivable	(6,279)	(5,176)
Inventories	(13,539)	(4,449)
Prepaid expenses and other assets	754	(850)
Accounts payable	2,119	29
Accrued expenses and other	3,230	(807)
Deferred revenue	6,147	(23)
Income tax payable	(178)	(311)

Net cash provided by (used in) operating activities	4,172	(4,807)

Cash flows from investing activities:
Capital expenditures	(2,941)	(5,611)
Investment in business acquisitions, net of cash acquired	(100)	—
Proceeds from sale of property and equipment	—	1,367

Net cash used in investing activities	(3,041)	(4,244)

Cash flows from financing activities:
Change in book overdrafts	865	817
Borrowings under debt arrangements	31,643	23,806
Principal payments on debt arrangements	(33,928)	(18,878)
Proceeds from exercise of stock options	1,092	418

Net cash provided by (used in) financing activities	(328)	6,163

Effect of exchange rate changes on cash	411	(15)

Increase (decrease) in cash and cash equivalents	1,214	(2,903)

Cash and cash equivalents, beginning of period	1,753	3,139

Cash and cash equivalents, end of period	$2,967	$236

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet of OYO Geospace Corporation (“OYO Geospace”) and its subsidiaries (collectively, the “Company”) at September 30, 2005 was derived from the Company’s audited consolidated financial statements at that date. The year end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The consolidated balance sheet at June 30, 2006 and the consolidated statements of operations for the three and nine months ended June 30, 2006 and 2005, and the consolidated statements of cash flows for the nine months ended June 30, 2006 and 2005 were prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows were made. The results of operations for the three and nine months ended June 30, 2006 are not necessarily indicative of the operating results for a full year or of future operations.

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

Occasionally seismic customers are not able to take immediate delivery of products which were specifically manufactured to the customer’s specifications. These occasions generally occur when customers face logistical issues such as project delays or delays with their seismic crew deployment. In such instances, the customers may ask the Company to hold the equipment for a short period of time until they can take physical delivery of the product (referred to as “bill and hold” arrangements). The Company considers the following criteria for recognizing revenue when delivery has not occurred:

•	Whether the risks of ownership have passed to the customer,

•	Whether the Company has obtained a fixed commitment to purchase the goods in written documentation from the customer,

•	Whether the customer requested that the transaction be on a bill and hold basis and the Company received that request in writing,

•	Whether there is a fixed schedule for delivery of the product,

•	Whether the Company has any specific performance obligations such that the earnings process is not complete,

•	Whether the equipment is segregated from the Company’s other inventory and is not subject to being used to fill other orders, and

•	Whether the equipment is complete and ready for shipment.

The Company does not modify its normal billing and credit terms for bill and hold sales. At June 30, 2006, there were no sales under bill and hold arrangements.

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

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Product Warranties

The Company offers a standard product warranty obligating it to repair or replace products with manufacturing defects. The Company maintains a reserve for future warranty costs based on historical experience or, in the absence of historical product experience, management’s estimates. Changes in the warranty reserve are contained in the following table (in thousands):

Balance at the beginning of the period (October 1, 2005)	$745
Accruals for warranties issued during the period	569
Accruals related to pre-existing warranties (including changes in estimates)	—
Settlements made (in cash or in kind) during the period	(705)

Balance at the end of the period (June 30, 2006)	$609

Stock-Based Compensation

In the first quarter of fiscal 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS 123R”), “Share-Based Payment”, which revises SFAS 123, “Accounting for Stock-Based Compensation”. SFAS 123R applies to new awards of stock-based compensation and to stock-based compensation awards modified, repurchased, or cancelled after the required effective date, as well as to the unvested portion of awards outstanding as of the required effective date. The Company uses the Black-Scholes model to value its new stock option grants under SFAS 123R, applying the “modified prospective method” for existing grants which requires the Company to value stock options prior to its adoption of SFAS 123R under the fair value method and expense the unvested portion over the remaining vesting period. SFAS 123R also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation. In addition, SFAS 123R requires the Company to reflect the benefits of tax deductions in excess of recognized compensation cost to be reported as both a financing cash inflow and an operating cash outflow upon adoption. As a result of the adoption of SFAS 123R, the Company recorded stock-based compensation expenses of $0.2 million and $0.5 million, for the three and nine months ended June 30, 2006, respectively.

Prior to the adoption of SFAS 123R, the Company recorded the tax benefit related to employee stock option exercises upon the exercise of the options. SFAS 123R requires that the tax benefit of excess deductions be recorded only if it reduces the current income taxes payable. At this time the Company is unable to utilize these credits. The Company has $0.9 million of tax benefits relating to employee stock option exercises that will be recognized when sufficient income taxes payable are available.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Prior to fiscal year 2006, the Company accounted for stock-based compensation granted to employees under the intrinsic value method of recognition and measurement principles, as discussed in the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. The Company utilized the Black-Scholes option valuation model to value stock options for pro forma presentation of income and per share data as if the fair value based method in SFAS 123 had been used to account for stock-based compensation. The following table illustrates the effect (in thousands, except per share amounts) on net income and earnings per share for the three and nine months ended June 30, 2005 as if the Company’s stock-based compensation had been determined based on the fair value at the grant dates for awards made prior to fiscal 2006, under those plans and consistent with SFAS 123R (in thousands except per share amounts):

	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2005
Net income, as reported	$1,158	$3,072
Add: Total stock-based compensation, net of tax	—	—
Deduct: Total stock-based expense determined under the fair value method for all awards, net of related tax effects	(83)	(211)

Proforma net income	$1,075	$2,861

Basic-as reported	$0.21	$0.55

Basic-pro forma	$0.19	$0.51

Diluted-as reported	$0.20	$0.54

Diluted-pro forma	$0.19	$0.50

The fair value of each option grant in the first quarter of fiscal year 2006 was estimated on the date of grant using the Black-Scholes option-pricing model with a risk-free rate of return of 4.3% and expected volatility of 55.0%. Expected life of the options granted is 6.25 years, as computed using the simplified method as described in Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The Company granted 17,600 options for the nine months ended June 30, 2006.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”). This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this statement requires the allocation of fixed production overhead to costs of conversion be based upon the normal capacity of the production facilities. The Company adopted the

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

provisions of SFAS 151 as of October 1, 2005. The adoption of SFAS 151 did not have a material effect on the Company’s consolidated financial statements.

On December 16, 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 replaces the exception from fair value measurement in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company adopted the provisions of SFAS No. 153 as of October 1, 2005. The adoption of SFAS No. 153 did not have a material effect on the Company’s consolidated financial statements.

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143, to clarify the term “conditional asset retirement obligation”, which refers to legal obligations for which companies must perform asset retirement activity for which the timing and/or method of settlement are conditional upon future events that may or may not be within the control of the entity. However, the obligation to perform the asset retirement is unconditional, despite the uncertainty that exists surrounding the timing and method of settlement. Uncertainty about the timing and method of settlement for a conditional asset retirement obligation (“ARO”) should be considered in estimating the ARO when sufficient information exists. FIN 47 clarifies when sufficient information exists to reasonably estimate the fair value of an ARO. This interpretation is effective for the Company as of the end of its 2006 fiscal year. The adoption of FIN 47 is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.” (“SFAS No. 154”) SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact of this interpretation and believes that any entry will not have a material effect the Company’s consolidated financial position or results of operations.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2. Earnings Per Common Share

The following table summarizes the calculation of net earnings and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings per share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net earnings available to common stockholders	$3,442	$1,158	$6,284	$3,072

Weighted average common shares outstanding	5,708,349	5,611,610	5,673,974	5,600,368
Weighted average common share equivalents outstanding	310,670	139,995	275,487	133,111

Weighted average common shares and common share equivalents outstanding	6,019,019	5,751,605	5,949,461	5,733,479

Basic earnings per common share	$0.60	$0.21	$1.11	$0.55

Diluted earnings per common share	$0.57	$0.20	$1.06	$0.54

Options totaling zero and 4,227 shares of common stock for the three months ended June 30, 2006 and 2005, respectively, and options totaling 473 and 6,467 shares of common stock for the nine months ended June 30, 2006 and 2005, respectively, were not included in the computation of weighted average shares because the impact of these options was antidilutive.

3. Comprehensive Income

Comprehensive income includes all changes in a company’s equity, except those resulting from investments by and distributions to stockholders. The following table summarizes the components of the Company’s comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net income	$3,442	$1,158	$6,284	$3,072
Foreign currency translation adjustments	77	(239)	386	7

Total comprehensive income	$3,519	$919	$6,670	$3,079

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4. Trade Accounts and Notes Receivable

Current trade accounts receivable consisted of the following (in thousands):

	June 30, 2006	September 30, 2005
Trade accounts receivable	$16,837	$10,363
Allowance for doubtful accounts	(721)	(730)

	$16,116	$9,633

The allowance for doubtful accounts represents the Company’s best estimate of probable credit losses. The Company determines the allowance based upon historical experience and a review of its balances. Accounts receivable balances are charged off against the allowance whenever it is probable that the receivable will not be recoverable. The Company does not have any off-balance-sheet credit exposure related to its customers. Included in trade accounts receivable at June 30, 2006 is $0.5 million which represents deferred revenue pursuant to two sales contracts. Since the Company had not received these funds at June 30, 2006, these transactions have not been reflected as cash transactions on the Company’s statement of cash flows.

At June 30, 2006 and September 30, 2005, the Company’s current notes receivable were $3.4 million and $3.0 million, respectively. The Company’s current notes receivable at June 30, 2006 and September 30, 2005 were net of allowances for doubtful notes of $56,000 and zero, respectively. The Company also had notes receivable of $0.7 million classified as long-term at September 30, 2005. The long-term trade notes receivable are classified on the balance sheet as other assets.

5. Inventories

Inventories consisted of the following (in thousands):

	June 30, 2006	September 30, 2005
Finished goods	$11,392	$7,807
Work-in-process	16,806	8,915
Raw materials	21,103	18,837
Slow moving and obsolete inventory reserve	(2,607)	(2,404)

	$46,694	$33,155

The Company’s reserve for slow moving and obsolete inventories is analyzed and adjusted periodically to reflect the Company’s best estimate of the net realizable value of such inventories.

6. Segment and Geographic Information

The Company evaluates financial performance based on two business segments: Seismic and Thermal Solutions. The Company’s Seismic products and services consist of geophones and hydrophones, including multi-component geophones and hydrophones, seismic leader wire, geophone string connectors, seismic telemetry cable, high definition reservoir characterization products and services, marine seismic cable retrieval devices and small data acquisition systems targeted at niche markets. Thermal Solutions products include thermal imaging equipment and dry thermal film targeted at screen print, point of sale, signage and textile market sectors.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

During the third quarter of fiscal year 2006, the Company combined the manufacturing operations for its Seismic and Thermal Solutions business segments. While the combination of the two segments resulted in more streamlined operations, the Company no longer segregates and reports certain balance sheet accounts for these segments. As a result, the Company has discontinued the reporting of business segment balance sheet information.

The following tables summarize the Company’s segment information (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net sales:
Seismic	$25,821	$19,762	$63,549	$49,706
Thermal Solutions	4,243	3,353	11,103	9,996

Total	$30,064	$23,115	$74,652	$59,702

Income (loss) from operations:
Seismic	$7,072	$3,400	$15,338	$9,644
Thermal Solutions	531	155	621	172
Corporate	(2,453)	(1,801)	(6,650)	(5,524)

Total	$5,150	$1,754	$9,309	$4,292

7. Line of Credit

On November 22, 2004, several of the Company’s subsidiaries entered into a credit agreement (the “Credit Agreement”) with a bank. Under the Credit Agreement, as amended on September 19, 2005 and June 16, 2006, the Company’s borrower subsidiaries can borrow up to $20.0 million secured principally by their accounts receivable, inventories and equipment. The Credit Agreement expires on November 21, 2007. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial amounts, restricts the Company’s and the borrower subsidiaries’ ability to pay dividends and contains other covenants customary in agreements of this type. The Company believes that the ratio of total liabilities to tangible net worth and the asset coverage ratio could prove to be the most restrictive.

At June 30, 2006, $3.9 million had been borrowed under the Credit Agreement, $0.2 million of standby letters of credit were outstanding and an additional $15.9 million was available for borrowing. The Company is not subject to a borrowing base and is able to borrow the full $20.0 million subject to its compliance with certain covenants. The interest rate for borrowing under the Credit Agreement is, at the Company’s option, a discounted prime rate or a LIBOR based rate.

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

On December 10, 2002, the Company received a notice of claim, in connection with the Former Primary Film Supplier’s bankruptcy, for alleged preferential payments made by the Former Primary Film Supplier to it in the period before filing of the bankruptcy proceeding in the approximate amount of $259,000. The Company recorded a provision for this claim based upon its estimate of the likelihood of a liability and probable loss. On July 7, 2004, an amended claim was filed against the Company and the amount of the alleged preferential payments made by the Former Primary Film Supplier was increased to approximately $895,000. On January 20, 2006, a motion to amend was filed regarding the claims pending against the Company. The amended complaint would assert an additional cause of action for fraudulent conveyance. Once amended, the total damages claimed against the Company related to this matter, while difficult to discern, would be approximately $2.0 million. The Company believes that the amended complaint states a new claim that should be barred by the applicable statute of limitations. The Former Primary Film Supplier’s bankruptcy proceeding has been converted to a Chapter 7 liquidation proceeding, and a trustee has been appointed for the bankrupt estate. The Company is unable at this time to estimate the likelihood of a liability arising out of this supplemental claim or the amount, if any, of probable loss. The Company intends to continue to vigorously defend against such claims under the overall circumstances of its relationship with the Former Primary Film Supplier. At present, the Company does not know whether it will make any claims against the Former Primary Film Supplier or others, and it is unable to predict whether any additional claims will be made against it in connection with the Former Primary Film Supplier’s bankruptcy proceeding as to any aspect of its relationship with the Former Primary Film Supplier. The Company is unable at this time to predict the outcome and effects of this situation.

9. Income Taxes

The United States statutory tax rate for the periods reported was 34.0%; however, the Company’s effective tax rate for the three and nine months ended June 30, 2006 was 33.6% and 31.6%, respectively. The lower effective tax rate for the three and nine months ended June 30, 2006 reflects anticipated tax benefits related to the extraterritorial income deduction for foreign export sales, tax credits for research and experimentation, lower tax rates in foreign jurisdictions and the new manufacturers’/producers’ deduction. Such tax benefits were offset by a net charge of $0.1 million relating to an Internal Revenue Service audit of the Company’s 2003 fiscal year tax return and the

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

resolution of prior year tax contingencies. The effective tax rate for the three and nine months ended June 30, 2005 was 29.3% and 27.4%, respectively, and reflected the anticipated tax benefits related to the extraterritorial income deduction for foreign export sales.

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

Seismic

The seismic segment of our business accounts for the majority of our sales. Geoscientists use seismic data primarily in connection with the exploration, development and production of oil and gas reserves to map potential and known hydrocarbon bearing formations and the geologic structures that surround them.

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

Our wholly-owned subsidiary in Russia, OYO-GEO Impulse International, LLC (“OYO-GEO Impulse”), manufactures international standard geophone sensors and related seismic products for the Russian and international seismic marketplaces.

Seismic Reservoir Products

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

Emerging Technology Products

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

On December 10, 2002, we received a notice of claim, in connection with the Former Primary Film Supplier’s bankruptcy, for alleged preferential payments made by the Former Primary Film Supplier to us in the period before the bankruptcy proceeding in the approximate amount of $259,000. On July 7, 2004, an amended claim was filed against us and the amount of the alleged preferential payments made by the Former Primary Film Supplier was increased to approximately $895,000. On January 20, 2006, a motion to amend was filed regarding the claims pending against us. The amended complaint would assert an additional cause of action for fraudulent conveyance. Once amended, the total damages claimed against us related to this matter, while difficult to discern, would be approximately $2.0 million. We believe that the amended complaint states a new claim that should be barred by the applicable statute of limitations. We intend to continue to vigorously defend against such claims under the overall circumstances of our relationship with the Former Primary Film Supplier. At present we do not know whether we will make any claims against the Former Primary Film Supplier or others, and we are unable to predict whether any additional claims will be made against us in connection with the Former Primary Film Supplier’s bankruptcy proceeding as to any aspect of our relationship with the Former Primary Film Supplier. We are unable at this time to predict the outcome and effects of this situation.

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

Expansion of Manufacturing Facility

We are currently running at or near full capacity in portions of our Pinemont facility. As a result, we are in the process of expanding our manufacturing space at our Pinemont facility to approximately double its current size and adding the appropriate manufacturing machinery and equipment to meet expected future demand. We estimate the facility expansion and machinery and equipment additions will cost approximately $10.0 million and will be completed by the end of the first quarter of our 2007 fiscal year. The facility expansion is expected to be financed with a long-term loan secured by a mortgage on our Pinemont facility, and any machinery and equipment is expected to be financed from our internal cash flow and/or from borrowings under our Credit Agreement, discussed below under the heading “Liquidity and Capital Resources”.

We are currently using a part of our Gessner facility for some manufacturing processes. However we have entered into a lease with a school for that premises and, under that lease, we need to phase out our use of the Gessner facility by September 2008.

Results of Operations

We report and evaluate financial information for two segments: Seismic and Thermal Solutions. Summary financial data by business segment follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Seismic
Revenue	$25,821	$19,762	$63,549	$49,706
Operating income	7,072	3,400	15,338	9,644

Thermal Solutions
Revenue	4,243	3,353	11,103	9,996
Operating income	531	155	621	172

Corporate
Operating loss	(2,453)	(1,801)	(6,650)	(5,524)

Consolidated Totals
Revenue	30,064	23,115	74,652	59,702
Operating income	5,150	1,754	9,309	4,292

Overview

Three and nine months ended June 30, 2006 compared to three and nine months ended June 30, 2005

Consolidated sales for the three and nine months ended June 30, 2006 increased by $6.9 million, or 30.1%, and $15.0 million, or 25.0%, respectively, from the corresponding periods of the prior fiscal year. The increase in sales reflects strong demand for our products in each of our business segments, particularly our seismic business segment.

Consolidated gross profits for the three and nine months ended June 30, 2006 increased by $4.8 million, or 72.9%, and $7.3 million, or 39.0%, respectively, from the corresponding periods of the prior fiscal year. The increased gross profits resulted primarily from increased sales and from the sales mix containing products yielding higher profit margins.

Consolidated operating expenses for the three and nine months ended June 30, 2006, increased $1.4 million, or 29.0%, and $2.3 million, or 15.9%, respectively, from the corresponding periods of the prior fiscal year. The increase in operating expenses primarily resulted from an increase in incentive compensation and stock-based compensation expenses. Such increases were partially offset by a decline in bad debt expense.

The United States statutory tax rate for the periods reported was 34.0%; however, our effective tax rate for the three and nine months ended June 30, 2006 was 33.6% and 31.6%, respectively. The lower effective tax rate for the periods ended June 30, 2006 reflects anticipated tax benefits related to the extraterritorial income deduction for foreign export sales, tax credits for research and experimentation, lower tax rates in foreign jurisdictions and the new manufacturers’/producers’ deduction. Such tax benefits were offset by a net charge of $0.1 million relating to a pending Internal Revenue Service audit of our fiscal year 2003 tax return and from the resolution of prior year tax contingencies. The effective tax rate for the three and nine months ended June 30, 2005 was 29.3% and 27.4%, respectively, and primarily reflected anticipated tax benefits related to the extraterritorial income deduction for foreign export sales.

Seismic Products

Net Sales

Our seismic business segment includes four product categories: seismic exploration products, seismic reservoir products, offshore cable products, and industrial products. Sales of our seismic products for the three and nine months ended June 30, 2006 increased $6.1 million, or 30.7%, and $13.8 million, or 27.8%, respectively, from the corresponding periods of the prior fiscal year. Sales of our seismic exploration and seismic reservoir products, as a group, increased $5.8 million and $12.8 million for the three and nine months ended June 30, 2006, respectively, from the corresponding periods of the prior fiscal year. Such increases for each of the periods ended June 30, 2006 include an $8.0 million sale of a permanent seismic reservoir system, and the continued strong demand for our seismic exploration products caused by an increase in world-wide oil and gas exploration activities.

Operating Income

Operating income for the three and nine months ended June 30, 2006 increased $3.7 million, or 108.0%, and $5.7 million, or 59.0%, from the corresponding periods of the previous fiscal year. The significant increases in operating income are primarily attributable to increased gross profits resulting from increased sales, especially sales of our reservoir characterization products which contain higher profit margins than our traditional commodity seismic exploration products. The increase in gross profits was partially offset by increased charges for incentive compensation of $1.0 million and $1.8 million, respectively, for the three and nine months ended June 30, 2006.

Thermal Solutions Products

Net Sales

Sales of our thermal solutions products for the three and nine months ended June 30, 2006 increased $0.9 million, or 26.5%, and $1.1 million, or 11.1%, respectively, from the corresponding periods of the prior fiscal year. This increase in sales is the result of growth in all product categories which we believe results from a broader acceptance of our thermal imaging products in the markets we serve.

Operating Income

Our operating income for the three and nine months ended June 30, 2006 increased $0.4 million, and $0.5 million, respectively, from the corresponding periods of the prior fiscal year. Such increase in operating income is the result of increased sales and manufacturing process improvements.

Liquidity and Capital Resources

At June 30, 2006, we had $3.0 million in cash and cash equivalents. For the nine months ended June 30, 2006, we generated approximately $4.2 million of cash from operating activities. The cash generated from operating activities resulted from our net income of $6.3 million, which included non-cash charges of $5.0 million for deferred taxes, stock-based compensation, depreciation and amortization. Other sources of cash from operating activities included (i) a $6.1 million increase in deferred revenue as a result of advanced payments received from customers purchasing our seismic reservoir products, (ii) a $4.6 million increase in accrued expenses primarily due to increased accruals for unpaid incentive compensation, (iii) a $2.1 million increase in accounts payable primarily resulting from increases in inventories. These sources of cash were partially offset by uses of cash, including a $13.5 million increase in inventories due to increased orders from our seismic customers, and a $6.3 million increase in accounts and notes receivable resulting from increased sales activity.

For the nine months ended June 30, 2006, we used approximately $3.0 million of cash in investing activities, including $2.9 million for capital expenditures. We currently estimate that our total capital expenditures in fiscal year 2006 will be approximately $5.0 million, including initial investments to expand our Pinemont facility and to acquire new machinery and equipment. This expansion and addition of new equipment is discussed under the heading “—Expansion of Manufacturing Facility” above.

For the nine months ended June 30, 2006, we used approximately $0.3 million of cash in the financing activities of our operations. The cash utilized primarily resulted from the net repayment of borrowings under our Credit Agreement in the amount of $2.3 million. Such use of cash was offset by $1.1 million of cash received from the exercise of stock options by employees and a director, and from an increase in book overdrafts of $0.9 million.

On November 22, 2004, several of our subsidiaries entered into a credit agreement (the “Credit Agreement”) with a bank. Under the Credit Agreement, as amended on September 19, 2005 and June 16, 2006, our borrower subsidiaries can borrow up to $20.0 million principally secured by their accounts, inventories and equipment. The Credit Agreement expires on November 21, 2007. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial amounts, restricts our and our borrower subsidiaries’ ability to pay dividends and contains other covenants customary in agreements of this type. We believe that the ratio of total liabilities to tangible net worth and the asset coverage ratio could prove to be the most restrictive. The interest rate for borrowings under the Credit Agreement is, at our borrower subsidiaries’ option, a discounted prime rate or a LIBOR based rate. At June 30, 2006, $3.9 million had been borrowed under the Credit Agreement, $0.2 million of standby letters of credit were outstanding and an additional $15.9 million was available for borrowing.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. We consider many factors in selecting appropriate operational and financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. We continually evaluate our estimates, including those related to bad debt reserves, inventory obsolescence reserves, self-insurance reserves, product warranty reserves, intangible assets, stock-based compensation and deferred income tax assets. We base our estimates on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different conditions or assumptions.

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

We do not modify our normal billing and credit terms for bill and hold sales. At June 30, 2006, we had no sales under bill and hold arrangements.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151 “Inventory Costs” (“SFAS 151”). This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this statement requires the allocation of fixed production overhead to costs of conversion be based upon the normal capacity of the production facilities. We adopted the provisions of SFAS 151 as of October 1, 2005. The adoption of SFAS 151 did not have a material effect on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is effective for all interim periods beginning after June 15, 2005. We adopted the provisions of SFAS 123R at the beginning of our 2006 fiscal year and recorded stock-based compensation expense of $0.2 million and $0.5 million for the three and nine months ended June 30, 2006, respectively.

On December 16, 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 replaces the exception from fair value measurement in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. We adopted the provisions of SFAS No. 153 as of October 1, 2005. The adoption of SFAS No. 153 did not have a material effect on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Our adoption of SFAS No. 154 is not expected to have a material effect on our consolidated financial statements.

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143, to clarify the term “conditional asset retirement obligation”, which refers to legal obligations for which companies must perform asset retirement activity for which the timing and/or method of settlement are conditional upon future events that may or may not be within the control of the entity. However, the obligation to perform the asset retirement is unconditional, despite the uncertainty that exists surrounding the timing and method of settlement. Uncertainty about the timing and method of settlement for a conditional asset retirement obligation (“ARO”) should be considered in estimating the ARO when sufficient information exists. FIN 47 clarifies when sufficient information exists to reasonably estimate the fair value of an ARO. This interpretation is effective for our 2006 fiscal year. Our adoption of FIN 47 is not expected to have a material effect on our consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, to clarify certain aspects of accounting for uncertain tax position, including issues related to the recognition and measurement of those tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. We are in the process of evaluating the impact of this interpretation and believe that any entry will not have a material effect our consolidated financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The following discussion of our exposure to various market risks contains “forward looking statements” that involve risks and uncertainties. These projected results have been prepared utilizing certain assumptions considered reasonable in light of information currently available to us. Nevertheless, because of the inherent unpredictability of foreign currency rates and interest rates, as well as other factors, actual results could differ materially from those projected in this forward looking information. For a description of our significant accounting policies associated with these activities, see under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” contained in this report on Form 10-Q.

We do not have any market risk as to market risk sensitive instruments entered into for trading purposes and have only very limited risk as to arrangements entered into other than for trading purposes. Further, we do not engage in commodity or commodity derivative instrument purchasing or selling transactions.

Foreign Currency and Operations Risk

One of our wholly-owned subsidiaries, OYO-GEO Impulse, is located in Russia. Therefore, our financial results may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions in Russia or changes in Russia’s political climate. Our consolidated balance sheet at June 30, 2006 reflected approximately $3.8 million of net working capital related to OYO-GEO Impulse. OYO-GEO Impulse both receives its income and pays its expenses primarily in rubles. To the extent that transactions of OYO-GEO Impulse are settled in rubles, a devaluation of the ruble versus the U.S. dollar could reduce any contribution from OYO-GEO Impulse to our consolidated results of operations and total comprehensive income as reported in U.S. dollars. We do not hedge the market risk with respect to our operations in Russia; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of Russian rubles versus U.S. dollars to the extent such disruptions result in any reduced valuation of OYO-GEO Impulse’s net working capital or future contributions to our consolidated results of operations. Under recently passed tax legislation, we may be able to repatriate foreign earnings from Russia and elsewhere at a more attractive tax rate than had been applicable.

Foreign Currency Intercompany Accounts and Notes Receivable

From time to time, we provide access to capital to our foreign subsidiaries through U.S. dollar-denominated interest bearing promissory notes. Such funds are generally used by our foreign subsidiaries to purchase capital assets and for general working capital needs. In addition, we sell products to our foreign subsidiaries in U.S. dollars on trade credit terms. Because these U.S. dollar denominated intercompany debts are accounted for in the local currency of our foreign subsidiaries, any appreciation or devaluation of such foreign currencies against the U.S. dollar will result in a gain or loss, respectively, to our consolidated statement of operations. At June 30, 2006, we had outstanding intercompany accounts and notes receivable of $1.7 million, $50,000 and $36,000 from our subsidiaries in Russia, the United Kingdom and Canada, respectively.

Floating Interest Rate Risk

Our Credit Agreement and the real estate mortgage agreement for our Pinemont facility each contain a floating interest rate. These floating interest rates subject us to the risk of increased interest costs associated with any upward movements in bank market interest rates. Under the Credit Agreement, our borrowing interest rate is a discounted prime lending rate or a LIBOR based rate, whichever we select. Under the real estate mortgage agreement, as amended, our borrowing rate is a LIBOR based rate plus 159 basis points, with a minimum rate of 3.8%. As of June 30, 2006, we had borrowed $3.9 million under the Credit Agreement at a rate of 6.9%, and we had borrowed $2.7 million under our real estate mortgage agreement at a rate of 6.8%. Due to the amount of borrowings outstanding under these facilities, including potential borrowings available under the Credit Agreement, any increased interest costs associated with movements in market interest rates could be material to our financial condition, results of operation and/or cash flow. At June 30, 2006, based on our current level of borrowings, a 1.0% increase in interest rates would increase our interest expense annually by approximately $0.1 million.

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

As has been reported on our annual report on Form 10-K for our 2005 fiscal year, based upon the evaluation performed under the supervision and with the participation of our management of the effectiveness of our Company’s disclosure controls and procedures as of September 30, 2005, the CEO and CFO concluded that our Company’s disclosure controls and procedures were not effective as of September 30, 2005 because of a material weakness in internal controls over financial reporting. Specifically, the controls in place to ensure an accurate year-end physical inventory count and to verify the existence of inventory at our Pinemont facility were not properly designed and thus failed to detect counting errors and other inaccuracies prior to the posting of the year-end physical inventory adjustments to the general ledger. This control deficiency resulted in audit adjustments to our 2005 annual consolidated financial statements to correct inventory and cost of goods sold, although such adjustments were not material. Since discovering this material weakness in internal controls, management has employed measures to strengthen internal controls over physical inventory counting procedures, including, among others, the following:

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

Consistent with these measures, our management has evaluated the progress being made to improve our internal controls in this area, and has tested the accuracy of the perpetual inventory system at our Pinemont and Gessner facilities and concluded that our inventories are accurately stated on our balance sheet as of June 30, 2006.

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

OYO GEOSPACE CORPORATION

Date: August 1, 2006	By:	/s/ Gary D. Owens
Gary D. Owens, Chairman of the Board President and Chief Executive Officer (duly authorized officer)

Date: August 1, 2006	By:	/s/ Thomas T. McEntire
Thomas T. McEntire Chief Financial Officer (principal financial officer)