Form 10-K
period 2006-09-30
OYO GEOSPACE CORP
filed 2006-12-07
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   for the Fiscal Year Ended September 30, 2006

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

(713) 986-4444

(Registrant’s telephone number, including area code)

Securities Registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock	The NASDAQ Global Market

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No   ☒

There were 5,747,358 shares of the Registrant’s Common Stock outstanding as of the close of business on December 4, 2006. As of March 31, 2006, the aggregate market value of the Registrant’s Common Stock held by non-affiliates was approximately $235 million (based upon the closing price of $58.99 on March 31, 2006, as reported by The NASDAQ Global Market).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Registrant’s 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

PART I

Item 1. Business

Overview

OYO Geospace Corporation is a Delaware corporation incorporated on September 13, 1997. Unless otherwise specified, the discussion in this Annual Report on Form 10-K refers to OYO Geospace Corporation and subsidiaries. We design and manufacture instruments and equipment used in the acquisition and processing of seismic data as well as in the characterization and monitoring of producing oil and gas reservoirs. We have been in the seismic instrument and equipment business since 1980 and market our products primarily to the oil and gas industry. We also design, manufacture and distribute thermal imaging equipment, and dry thermal film products targeted at the screen print, point of sale, signage and textile market sectors. We have been manufacturing thermal imaging products since 1995. We report and evaluate financial information for each of these two segments: Seismic and Thermal Solutions.

Seismic Products

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

Our wholly-owned subsidiary in Russia, OYO-GEO Impulse International, LLC (“OYO-GEO Impulse”), manufactures international standard geophone sensors and related seismic products for the Russian and other international seismic marketplaces. Operating in foreign locations involves certain risks as discussed under the heading “Risk Factors—Our Foreign Subsidiaries and Foreign Marketing Efforts Face Additional Risks and Difficulties”.

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

On December 10, 2002, we received a notice of claim, in connection with the Former Primary Film Supplier’s bankruptcy, for alleged preferential payments made by the Former Primary Film Supplier to us in the period before the bankruptcy proceeding in the approximate amount of $259,000. On July 7, 2004, an amended claim was filed against us and the amount of the alleged preferential payments made by the Former Primary Film Supplier was increased to approximately $895,000. On January 20, 2006, a motion to amend was filed regarding the claims pending against us. On August 28, 2006, the motion to amend was denied. We intend to continue to vigorously defend against the remaining claims under the overall circumstances of our relationship with the Former Primary Film Supplier. At present we do not know whether we will make any claims against the Former Primary Film Supplier or others, and we are unable to predict whether any additional claims will be made against us in connection with the Former Primary Film Supplier’s bankruptcy proceeding as to any aspect of our relationship with the Former Primary Film Supplier. We are unable at this time to predict the outcome and effects of this situation.

On September 30, 2004, we acquired for $1.8 million the thermal printhead production assets from Graphtec Corporation (“Graphtec”). Prior to that date, Graphtec was the only supplier of wide-format thermal printheads that we used to manufacture our wide-format thermal imaging equipment. We concluded the manufacturing of printheads in Fujisawa, Japan in December 2004 using the assets that we acquired from Graphtec and relocated those assets, along with certain key employees of the division, to our facility located at 7007 Pinemont Drive in Houston, Texas (our “Pinemont facility”). In April 2005, we began producing printheads at our Pinemont facility. As a result, we believe we are now the only manufacturer of wide-format thermal printheads in the world.

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

We also distribute another brand of generally high-quality dry thermal film to users of our thermal printers. This other brand of dry thermal film can be abrasive to our thermal printheads, resulting in high warranty costs associated with the replacement of damaged printheads. We are attempting to modify our thermal printheads so that they interface better with this other brand of dry thermal film. In addition, we are engaged in efforts to develop a new line of dry thermal film in order to improve the image quality of our own film for use with our printheads and thus reduce our reliance on the other brand of dry thermal film that tends to be abrasive to our printheads. Both efforts to modify our printheads and to improve our film have been on-going in recent periods, but at this time we are unable to provide any assurance that we can eliminate printhead and film interface issues in the near future or at all. In order to achieve more than marginal growth in our thermal solutions product business in future periods, we believe that it is important to continue our concentration of efforts on both our printhead changes and film improvements.

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

Reservoir characterization requires special purpose or custom designed systems in which portability becomes less critical and functional reliability assumes greater importance. This reliability factor helps assure successful operations in inaccessible locations over a considerable period of time. Additionally, reservoirs located in deepwater or harsh environments require special instrumentation and new techniques to maximize recovery. Reservoir characterization also requires high-bandwidth, high-resolution seismic data for engineering project planning and reservoir management. We believe our HDSeis™ System and tools, designed for cost-effective deployment and lifetime performance, will make borehole and seabed seismic acquisition a cost-effective and reliable process for the challenges of reservoir characterization and monitoring.

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

Competition

Seismic Products

We believe that we are one of the world’s largest manufacturers and distributors of seismic related products. The principal competitors in our seismic business segment for geophones, hydrophones, geophone string connectors, leader wire and telemetry cable are Input/Output, SERCEL (a division of Compagnie Générale de Géophysique, or CGG) and Steward Cable. Furthermore, an entity in China affiliated with SERCEL, as well as certain other Chinese manufacturers, produce a geophone having the same design and specifications as one of our older modeled geophones. The Chinese entity affiliated with SERCEL has recently announced its intent to develop a modern low-cost geophone meeting current industry standards and specifications. In addition to these competitors, certain manufacturers of marine streamers also manufacture hydrophones for their own use.

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

With respect to our marine seismic data products, we are not aware of any competing companies that manufacture a product functionally similar to our patented seismic streamer retrieval device. We believe our primary competitor in the manufacture of our streamer depth positioning device, or “birds,” is Input/Output.

We believe our primary competitors for our deepwater cabled reservoir characterization and monitoring systems are traditional seismic equipment manufacturers or equipment providers such as WesternGeco (Schlumberger), Input/Output, SERCEL and some newly formed alliances involving these companies.

We believe our primary competitors for high definition borehole seismic data acquisition systems are Avalon and CGG.

Thermal Solutions Products

We believe that the primary competitors in our thermal imaging business segments are Ricoh, Xante, Gerber Scientific, iSys Group, Cypress Tech., and Atlantek, as well as manufacturers of alternative technologies such as inkjet printing. Also, as we advance the resolution capabilities of direct thermal imaging technology, we expose ourselves to additional competition in the more traditional wet-film imagesetting marketplace. A key competitive factor in this market is producing equipment that is technologically advanced yet cost effective.

Suppliers

Prior to our acquisition of thermal production assets from Graphtec described above under the heading “Business—Thermal Solutions Products,” Graphtec was the only supplier of wide-format thermal printheads that we use to manufacture our wide-format thermal imaging equipment. We now manufacture printheads internally using assets acquired from Graphtec.

We produce dry thermal film internally using the intellectual property purchased from our Former Primary Film Supplier, discussed above under the heading “Business—Thermal Solutions Products.” We also purchase a substantial quantity of dry thermal film from another supplier.

We do not currently experience any significant difficulties in obtaining raw materials from our suppliers for the production of seismic products or thermal imaging equipment products.

Product Manufacturing and Assembly

Our manufacturing and product assembly operations consist of machining or molding the necessary component parts, configuring these parts along with components received from various vendors and assembling a final product. We manufacture seismic equipment to the specifications of our customers. For example, we can armor cables for applications such as deepwater uses. We assemble geophone strings and seismic telemetry cables based on a number of customer choices such as length, gauge, tolerance and color of molded parts. With regard to dry thermal film, we mix and react various chemicals to formulate a reactive layer that is then coated onto a clear polyester film. The film is then coated with a protective topcoat that produces the final product. Upon completion, we test our final products to the functional and, in the case of seismic equipment, environmental, extremes of product specifications and inspect the products for quality assurance. We normally manufacture and ship our products based on customer orders and, therefore, typically do not maintain significant inventories of finished goods for sale.

Markets and Customers

Our principal seismic customers are seismic contractors and major independent and government-owned oil and gas companies that either operate their own seismic crews or specify seismic instrument and equipment preferences to contractors. For our deepwater reservoir characterization products, our customers are generally large international oil and gas companies that operate long-term offshore oil and gas producing properties. Our thermal imaging customers primarily consist of direct users of our equipment as well as specialized resellers that focus on the newsprint, silkscreen and corrugated box printing industries. None of our customers comprised more than 10% of our sales for fiscal years 2006, 2005 or 2004. The following table describes our sales by customer type (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2006	2005	2004
Seismic exploration	$66,107	$52,044	$35,958
Seismic reservoir	22,410	7,357	14,589
Thermal solutions	15,183	13,422	12,991

	$103,700	$72,823	$63,538

Intellectual Property

We seek to protect our intellectual property by means of patents, trademarks, trade secrets and other measures. Although we do not consider any single patent essential to our success, we consider our patent regarding our marine seismic cable retrieval devices to be of particular value to us. This patent is scheduled to expire in 2012. Our dry thermal film technology patents expire at varying dates beginning in 2013.

Research and Development

We expect to incur significant future research and development expenditures aimed at the development of additional seismic data acquisition products to be used for high definition reservoir characterization in both land and marine environments and thermal imaging technologies. We have incurred company-sponsored research and development expenses of $6.6 million, $5.0 million and $4.8 million during the fiscal years ended September 30, 2006, 2005 and 2004, respectively.

Employees

As of September 30, 2006, we employed approximately 975 people predominantly on a full-time basis, of which approximately 483 were employed in the United States and approximately 447 in Russia. Our employees in Russia belong to a national union for machine manufacturers. Our remaining employees are not unionized. We have never experienced a work stoppage and consider our relationship with our employees to be satisfactory.

Financial Information by Geographic Area

For a discussion of financial information by segment and geographic area, see Note 17 to the consolidated financial statements contained in this Report on Form 10-K.

This Annual Report on Form 10-K, along with our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Our website address is http://www.oyogeospace.com.

Item 1A. Risk Factors

Risk Factors

Commodity Price Levels May Affect Demand for Our Products

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

Our New Products May Not Achieve Market Acceptance

Management’s outlook and assumptions are based on various macro-economic factors and internal assessments, and actual market conditions could vary materially from those assumed. In recent years, we have incurred significant expenditures to fund our research and development efforts, and we intend to continue those expenditures in the future. However, research and development is by its nature speculative, and we cannot assure you that these expenditures will result in the development of new products or services or that any new products and services we have developed recently or may develop in the future will be commercially marketable or profitable to us. In particular, we have incurred substantial expenditures to develop seismic products for reservoir characterization applications. In addition, we try to use some of our capabilities, particularly our cable manufacturing capabilities, to supply products to new markets. Further, we have incurred substantial expense and expended significant effort to develop our thermal solutions products. We cannot assure you that we will realize our expectations regarding acceptance of and revenues generated by our new products and services in existing or new markets.

We May Experience Fluctuations in Quarterly Results of Operations

Historically, the rate of new orders for our products has varied substantially from quarter to quarter. Moreover, we typically operate, and expect to continue to operate, on the basis of orders in hand for our products before we commence substantial manufacturing “runs.” The nature of our order backlog generally does not allow us to predict with any accuracy demand for our products more than approximately three months in advance. Thus, our ability to replenish orders and the completion of orders, particularly large orders for deepwater reservoir characterization projects, can significantly impact our operating results and cash flow for any quarter, and results of operations for any one quarter may not be indicative of results of operations for future quarters. These periodic fluctuations in our operating results could adversely affect our stock price.

We Have a Relatively Small Public Float, and Our Stock Price May Be Volatile

We have approximately 4.3 million shares outstanding held by non-affiliates. This small float results in a relatively illiquid market for our common stock. Our daily trading volume for the year ended September 30, 2006 averaged approximately 42,000 shares, which is relatively small, though higher than in prior years due to the sale by OYO Corporation, through OYO Corporation U.S.A., of 1,700,000 shares of our common stock during fiscal years 2006 and 2005. Our small float and daily trading volumes have in the past caused, and may in the future result in, significant volatility in our stock price.

Our Credit Risk Could Increase If Our Customers Face Difficult Economic Circumstances

We believe that our allowances for bad debts are adequate in light of known circumstances. However, we cannot assure you that additional amounts attributable to uncollectible receivables and bad debt write-offs will not have a material adverse effect on our future results of operations. Many of our seismic contractor customers are not well capitalized and as a result cannot always pay our invoices when due. We have in the past incurred write-offs in our accounts receivable due to customer credit problems. We have found it necessary from time to time to extend trade credit, including on promissory notes, to long-term customers and others where some risks of non-payment exist. Although industry conditions have improved, some of our customers continue to experience liquidity difficulties, which increase those credit risks. An increase in the level of bad debts and any deterioration in our credit risk could adversely affect the price of our stock.

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

We Operate in Highly Competitive Markets

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

We Have a Limited Market for Our Products

In our seismic business segment, we market our traditional products to contractors and large, independent and government-owned oil and gas companies. We estimate that, based on published industry sources, fewer than 30 seismic contracting companies are currently operating worldwide (excluding those operating in Russia and the former Soviet Union, India, the People’s Republic of China and certain Eastern European countries, where seismic data acquisition activity is difficult to verify). We estimate that fewer than 20 seismic contractors are engaged in marine seismic exploration. Due to these market factors, a relatively small number of customers, some of whom are experiencing financial difficulties, have accounted for most of our sales. From time to time these seismic contractors have sought to vertically integrate and acquire our competitors, which has influenced their supplier decisions before and after such transactions. The loss of a small number of these customers could materially and adversely impact sales of our seismic products.

We Cannot Be Certain of the Effectiveness of Patent Protection

We hold and from time to time apply for certain patents relating to some of our seismic data acquisition and other products. We also own several patents which relate to the development of dry thermal film. We cannot assure you that our patents will prove enforceable or free of challenge, that any patents will be issued for which we have applied or that competitors will not develop functionally similar technology outside the protection of any patents we have or may obtain.

Our Foreign Subsidiaries and Foreign Marketing Efforts Face Additional Risks and Difficulties

Net sales outside the United States accounted for approximately 64.6% of our net sales during fiscal year 2006 and are again expected to represent a substantial portion of our net sales for fiscal year 2007 and subsequent years. Substantially all of our sales from the United States are made in U.S. dollars, though from time to time we make sales in foreign currencies. As a result, we may be subject to foreign currency fluctuations on our sales. In addition, net assets reflected on the balance sheets of our Russian, Canadian and United Kingdom subsidiaries are booked in foreign currencies and are subject to currency fluctuations. Consequently, significant foreign currency fluctuations could adversely impact our results of operations.

Foreign sales are subject to special risks inherent in doing business outside of the U.S., including the risk of war, terrorist activities, civil disturbances, embargo and government activities and foreign attitudes about conducting business activities with the U.S., all of which may disrupt markets. A portion of our manufacturing is conducted through our subsidiary OYO-GEO Impulse, which is based in Ufa, Bashkortostan, Russia. Our business could be directly affected by political and economic conditions in Bashkortostan and in Russia generally. Boycotts, protests, governmental sanctions and other actions in the region could adversely affect our ability to operate profitably. The risk of doing business in Russia and other economically or politically volatile areas could adversely affect our operations and earnings. Foreign sales are also generally subject to the risk of compliance with additional laws, including tariff regulations and import and export restrictions. Sales in certain foreign countries require prior United States government approval in the form of an export license. We cannot assure you that we will not experience difficulties in connection with future foreign sales. Also due to foreign laws and restrictions, should we experience substantial growth in certain foreign markets, for example in Russia, we may not be able to transfer cash balances to the United States to assist with debt servicing or other obligations.

We Rely on a Key Supplier for a Significant Portion of Our Dry Thermal Film

While we currently manufacture dry thermal film, we also purchase a large quantity of dry thermal film from a distributor. Except for the film produced by us and sold to us by this distributor, we know of no other source for dry thermal film that performs well in our thermal imaging equipment.

If we are unable to economically manufacture dry thermal film internally or our distributor were to discontinue supplying dry thermal film or were unable to supply dry thermal film in sufficient quantities to meet our requirements, our ability to compete in the thermal imaging marketplace could be impaired, which could adversely affect our financial performance.

We Have Been Subject to Control by a Principal Stockholder

In August 2005, our single largest stockholder, OYO Corporation, a Japanese corporation, through its wholly owned subsidiary, OYO Corporation U.S.A., sold 1,400,000 shares of our common stock in a secondary offering. During fiscal year 2006, pursuant to a privately negotiated transaction, OYO Corporation U.S.A sold 300,000 shares to a former director who in turn sold the shares to non-affiliates. At September 30, 2006, OYO Corporation owned indirectly in the aggregate approximately 20.1% of our common stock. Accordingly, OYO Corporation, through its wholly owned subsidiary OYO Corporation U.S.A., is able to exercise substantial influence over our management, operations and affairs. In addition, we currently have, and may continue to have, a variety of contractual relationships with OYO Corporation and its affiliates. These relationships could further enable OYO Corporation to indirectly exert substantial influence on our operations.

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

A General Downturn in the Economy in Future Periods May Adversely Affect Our Business

A general downturn in the economy in future periods could adversely affect our business in ways that we cannot predict. Any economic downturn may adversely affect the demand for oil and gas generally or cause volatility in oil and gas commodity prices and, therefore, adversely affect the demand for our services to the oil and gas industry and related service and equipment. It could also adversely affect the demand for consumer products, which could in turn adversely affect our thermal solutions business. To the extent these factors adversely affect other seismic companies in the industry, there could be an oversupply of products and services and downward pressure on pricing for seismic products and services, which could adversely affect us.

Sarbanes-Oxley Act of 2002

In response to several high profile cases of accounting irregularities, the Sarbanes-Oxley Act of 2002, or the “Act,” was enacted into law on July 30, 2002. Under current legislation, we are required to comply with the annual requirements of Section 404 of the Act with respect to our internal controls over financial reporting effective for our fiscal year ended September 30, 2006. The Act, and rules promulgated thereunder, as well as NASDAQ listing standards addressing corporate governance issues, endeavor to provide greater accountability and promote investor confidence by imposing specific corporate governance requirements, by requiring more stringent controls and certifications by corporate management and by ultimately imposing new auditor attestations. The Act and NASDAQ rules affect how audit committees, corporate management and auditors of publicly traded companies carry out their respective responsibilities and interact with each other and mandate composition of audit committees by independent directors. The Act has resulted in higher expenses for publicly traded companies, including us, as a result of higher audit and review fees, higher legal fees, higher director fees and higher internal costs to document, test and potentially remediate internal control deficiencies. The Act, together with the financial scandals and difficult economic environment of recent years, has also led to substantially increased premiums for director and officer liability insurance. These increased expenses affect smaller public companies, like us, disproportionately from their effects on companies with larger revenue and operating income bases with which to absorb such increased costs.

With respect to the internal controls requirement flowing from the Act, we have devoted substantial efforts and incurred significant expenses in fiscal years 2005 and 2006 in documenting, testing and remediating potential deficiencies in our internal controls system. We have added internal resources and hired outside experts to help us with respect to these matters. We expect to incur substantial expenses in the future to maintain and audit our internal control documentation and procedures.

Item 2. Properties

As of September 30, 2006, our operations included the following locations:

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

(1)	This property is located at 7007 Pinemont Drive in Houston, Texas (the “Pinemont facility”). It was purchased in September 2003 for the purpose of consolidating into one location all manufacturing,

engineering, selling, marketing and administrative activities for both the seismic and thermal solution segment of our company in the United States. The Pinemont facility also serves as our company headquarters. Due to capacity constraints and growth expectations, we are adding 130,000 sq. ft. of manufacturing space and 40,000 sq. ft. of office space. We expect to begin utilizing this additional space in the second fiscal quarter of fiscal year 2007.

(2)	This property, located at 7334 N. Gessner in Houston, Texas (the “Gessner facility”), previously contained a manufacturing operation and certain support functions. We completed the relocation of these operations to the Pinemont facility in February 2004. We continue to utilize portions of the Gessner facility for storage and overflow manufacturing and assembly operations which cannot be accommodated at our Pinemont facility due to capacity constraints. In February 2006, we entered into a seven-year lease with a tenant whereby the tenant agreed to lease portions of the building until March 2008, at which time the tenant will occupy the entire Gessner facility.
(3)	This property served as a location for manufacturing operations until October 2002, at which time these operations were relocated to the new 120,000 square foot building in Ufa noted above. This building is currently being used as a storage facility. We are seeking to sell this facility.

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

Item 4. Submission of Matters to Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is quoted on The NASDAQ Global Market under the symbol “OYOG”. On December 4, 2006, there were approximately 33 holders of record of our common stock, and the closing price per share on such date was $49.41 as quoted by The NASDAQ Global Market.

The following table shows the high and low per share sales prices for our common stock reported on The NASDAQ Global Market.

	Low	High
Year Ended September 30, 2006:
Fourth Quarter	$49.05	$61.35
Third Quarter	44.31	66.50
Second Quarter	28.08	61.36
First Quarter	18.24	29.33

Year Ended September 30, 2005:
Fourth Quarter	$18.06	$20.98
Third Quarter	16.02	20.99
Second Quarter	16.94	21.50
First Quarter	15.05	19.00

Since our initial public offering in 1997, we have not paid dividends, and we do not intend to pay cash dividends on our common stock in the foreseeable future. We presently intend to retain our earnings for use in our business, with any future decision to pay cash dividends dependent upon our growth, profitability, financial condition and other factors our Board of Directors may deem relevant. Our existing credit agreement also has covenants which materially limit our ability to pay dividends. For a discussion of our credit agreement, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources” contained in this Report on Form 10-K.

We did not sell any securities in fiscal years 2005, 2004 or 2003 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), except as has previously been disclosed on our Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 and on our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005. As we disclosed in those reports, an error was discovered as to the registration under the Securities Act of securities offered under our 1999 Broad-Based Option Plan. Before the error was discovered and rectified, we issued a total of 700 shares of common stock upon the exercise of options granted under the Broad-Based Plan for an aggregate consideration of approximately $8,000 without registration and without exemption from registration under the Act, as follows:

Date Shares Issued	Number of Shares Issued
10/27/04	100
10/29/04	100
1/05/05	100
1/19/05	200
1/21/05	100
2/02/05	100

The following equity plan information is provided as of September 30, 2006:

	Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity Compensation Plans Approved by Security Holders	582,050	$14.10	349,221

Equity Compensation Plans Not Approved by Security Holders	4,600	$13.20	18,700

Item 6. Selected Consolidated Financial Data

The following table sets forth certain selected historical financial data on a consolidated basis. The selected consolidated financial data was derived from our consolidated financial statements. The selected consolidated financial data should be read in conjunction with our consolidated financial statements appearing elsewhere in this Form 10-K. When reviewing the table below, please also note the recent transactions and new accounting pronouncements described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies”, contained in this Report on Form 10-K.

	Years Ended September 30,
	2006	2005	2004	2003	2002
	(in thousands, except share and per share amounts)
Statement of Operations Data:
Sales	$103,700	$72,823	$63,538	$50,854	$65,049
Cost of sales	67,445	50,941	40,787	38,337	46,484

Gross profit	36,255	21,882	22,751	12,517	18,565
Operating expenses:
Selling, general and administrative	15,170	13,515	12,086	11,273	11,538
Research and development	6,634	4,960	4,794	5,226	5,347
Impairment of assets	—	—	—	—	1,246

Total operating expenses	21,804	18,475	16,880	16,499	18,131

Income (loss) from operations	14,451	3,407	5,871	(3,982)	434
Other income (expense), net	(204)	(44)	61	69	(770)

Income (loss) before income taxes, minority interest and extraordinary gain	14,247	3,363	5,932	(3,913)	(336)
Income tax expense (benefit)	4,477	812	(47)	(1,399)	(857)

Income (loss) before minority interest, and extraordinary gain	9,770	2,551	5,979	(2,514)	521
Minority interest	—	(44)	(26)	(19)	(88)

Income (loss) before extraordinary gain	9,770	2,507	5,953	(2,533)	433
Extraordinary gain, net of tax of $85	—	—	—	—	686

Net income (loss)	$9,770	$2,507	$5,953	$(2,533)	$1,119

Basic earnings (loss) per share:
Income (loss) before extraordinary gain	$1.72	$0.45	$1.07	$(0.46)	$0.08
Extraordinary gain	—	—	—	—	0.12

Net income (loss) per share	$1.72	$0.45	$1.07	$(0.46)	$0.20

Diluted earnings (loss) per share:
Income (loss) before extraordinary gain	$1.64	$0.44	$1.05	$(0.46)	$0.08
Extraordinary gain	—	—	—	—	0.12

Net income (loss) per share	$1.64	$0.44	$1.05	$(0.46)	$0.20

Weighted average shares outstanding—Basic	5,686,600	5,606,858	5,573,611	5,550,216	5,535,979
Weighted average share outstanding—Diluted	5,955,912	5,743,601	5,684,853	5,550,216	5,547,774

Other Financial Data:
Depreciation, amortization and stock-based compensation	$4,499	$4,150	$4,966	$4,268	$4,724
Capital expenditures	4,775	6,247	2,506	6,045	4,729

	As of September 30,
	2006	2005	2004	2003	2002
	(in thousands)
Balance Sheet Data:
Working capital	$50,615	$40,501	$32,789	$24,937	$28,130
Total assets	109,176	84,422	77,794	71,435	68,126
Short-term debt	312	340	1,029	5,889	714
Long-term debt	7,440	10,731	5,805	6,232	3,544
Stockholders’ equity	75,767	62,606	59,200	52,471	54,129

We did not declare or pay any dividends during any of the periods noted in the above tables.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the major elements of our consolidated financial statements. You should read this discussion and analysis together with our consolidated financial statements, including the accompanying notes, and other detailed information appearing elsewhere in this Form 10-K, included under the heading “Risk Factors”. The discussion of our financial condition and results of operations includes various forward-looking statements about our markets, the demand for our products and services and our future plans and results. These statements are based on assumptions that we consider to be reasonable, but that could prove to be incorrect. For more information regarding our assumptions, you should refer to the section entitled “—Forward-Looking Statements and Assumptions” contained in this Item 7 in this Report on Form 10-K.

Background

We design and manufacture instruments and equipment used in the acquisition and processing of seismic data as well as in the characterization and monitoring of producing oil and gas reservoirs. We have been in the seismic instrument and equipment business since 1980 and market our products primarily to the oil and gas industry. We also design, manufacture and distribute thermal imaging equipment and dry thermal film products targeted at the screen print, point of sale, signage and textile market sectors. We have been manufacturing thermal imaging products in what is called our Thermal Solutions segment since 1995. For a more detailed discussion of our business segments and products, see the information under the heading “Business” in this Report on Form 10-K.

Consolidated Results of Operations

We report and evaluate financial information for two segments: Seismic and Thermal Solutions. Summary financial data by business segment follows (in thousands):

	Years Ended
	September 30, 2006	September 30, 2005	September 30, 2004
Seismic
Net sales	$88,480	$59,401	$50,651
Operating income	22,307	10,072	10,860

Thermal Solutions
Net sales	15,183	13,422	12,991
Operating income	550	363	1,118

Corporate
Net sales	37	—	—
Operating loss	(8,406)	(7,028)	(6,107)

Eliminations
Net sales	—	—	(104)

Consolidated Totals
Net sales	103,700	72,823	63,538
Operating income (loss)	14,451	3,407	5,871

Overview

Fiscal Year 2006 Compared to Fiscal Year 2005

Consolidated net sales for the year ended September 30, 2006 increased $30.9 million, or 42.4%, from fiscal year 2005. The increase in sales reflects strong demand from customers for our seismic exploration and seismic reservoir products as exploration activities increased due to higher oil and gas commodity prices.

Consolidated gross profits for the year ended September 30, 2006 increased by $14.4 million, or 65.7%, from fiscal year 2005. In addition, consolidated gross profit margins, as a percentage of sales, increased from 30.0% in fiscal year 2005 to 35.0% in fiscal year 2006. The increase in gross profits resulted primarily from significantly increased sales of our seismic reservoir products and marine-based seismic products, which have higher gross profit margins.

Consolidated operating expenses for the year ended September 30, 2006 increased $3.3 million, or 18.0%, from fiscal year 2005. The increase in operating expenses primarily resulted from increased incentive compensation expense, research and development expenses, stock-based compensation expenses, increased auditing and consulting expenses related to Sarbanes-Oxley readiness and other cost increases due to the increase in net sales.

The U.S. statutory rate applicable to us for the periods reported was 34.0%; however, our effective tax rate was 31.4% and 24.1%, for the years ended September 30, 2006 and 2005, respectively. Each of these effective tax rates primarily reflects anticipated U.S. tax benefits related to foreign export sales and a lower statutory tax rate in Russia. In fiscal year 2006, these tax benefits were partially offset by a net charge of $0.1 million relating to the resolution of an Internal Revenue Service audit of our fiscal year 2003 tax return and from the resolution of prior year tax contingencies. As a result of U.S. tax legislation that phases out a special deduction allowed to U.S. export manufacturers, we expect our effective tax rate to increase in fiscal year 2007 and subsequent years.

Fiscal Year 2005 Compared to Fiscal Year 2004

Consolidated net sales for the year ended September 30, 2005 increased $9.3 million, or 14.6%, from fiscal year 2004. The increase in sales reflected strong demand from customers for our seismic equipment as exploration activities increased due to higher oil and gas commodity prices. Sales for fiscal year 2004 included a performance bonus of $3.6 million resulting from the successful installation and performance of a large seismic data acquisition system developed for permanent installation in the Valhall field in the North Sea (the “Valhall System”) for BP p.l.c. (“BP”) in fiscal years 2002 and 2003.

Consolidated gross profits for the year ended September 30, 2005 decreased by $0.9 million, or 3.8%, from fiscal year 2004. Excluding a $3.6 million performance bonus received in fiscal year 2004 from the sale of the Valhall System, fiscal year 2005 consolidated gross profits increased by $2.8 million, or 14.5%. This increase in gross profits resulted primarily from increased sales of our seismic exploration products for the reasons discussed above. Consolidated gross profit margins, as a percentage of sales, declined from 35.8% in fiscal year 2004 to 30.0% in fiscal year 2005. Excluding the $3.6 million performance bonus referred to above, consolidated gross profit margins were 31.9% in fiscal year 2004. The decline in gross profit margins was partially due to a greater mix of seismic exploration products in fiscal year 2005 as compared to fiscal year 2004, which, sales generally yield lower gross profit margins. In addition, in fiscal year 2005 we continued to experience some inefficiencies in our manufacturing operations attributable to rapid growth, the need to upgrade some of our manufacturing systems and personnel stress.

Consolidated operating expenses for the year ended September 30, 2005 increased $1.6 million, or 9.4%, from fiscal year 2004. The increase in operating expenses primarily resulted from (i) increased bad debt expense, (ii) Sarbanes-Oxley readiness costs, (iii) consulting expenses related to upgrading and improving our enterprise software system, and (iv) costs to relocate employees from Japan to Houston in connection with our acquisition of assets from Graphtec described under the heading “Business—Thermal Solutions Products”. These operating expense increases were partially offset by lower incentive compensation expenses in fiscal year 2005.

The U.S. statutory rate applicable to us for fiscal year 2005 was 34.0%; however, our effective tax rate for the year ended September 30, 2005 was 24.1%. The fiscal year 2005 effective tax rate primarily reflected anticipated U.S. tax benefits related to extraterritorial income deductions applicable to foreign export sales and lower tax rates in certain foreign jurisdictions. Our effective tax rate for fiscal year 2004 was (0.8)%. We realized several significant tax benefits in fiscal year 2004, including (i) tax credits and a special tax deduction allowed to U.S. export manufacturers totaling $0.9 million, (ii) the reversal of an $0.8 million deferred tax valuation allowance due to the realization of deferred tax assets, and (iii) a $0.4 million benefit resulting from the taxing rates in certain foreign taxing jurisdictions being lower than the U.S. statutory tax rate.

Segment Results of Operations

Seismic Products

Fiscal Year 2006 Compared to Fiscal Year 2005

Net Sales. Sales of our seismic products for fiscal year 2006 increased $29.1 million, or 49.0%, from fiscal year 2005. The significant increase in sales primarily resulted from increased sales of reservoir characterization systems and marine-based exploration products. These sales increases resulted from increasing acceptance by customers of our reservoir-focused technologies, and from increasing oil and gas exploration activities causing demand for our marine-based exploration products. Our reservoir characterization products and marine-based seismic products generally yield higher gross margins than do our other seismic exploration products. To a lesser extent, our emerging products, including offshore cables, industrial cables and industrial sensors also generated higher revenues during fiscal year 2006.

Operating Income. Operating income from sales of our seismic products for fiscal year 2006 increased $12.2 million, or 121.5%, from fiscal year 2005. Our operating income increased in fiscal year 2006 due to increased sales and from a greater mix of high profit margin product sales including reservoir characterization products and marine-based exploration products.

Fiscal Year 2005 Compared to Fiscal Year 2004

Net Sales. Sales of our seismic products for fiscal year 2005 increased $8.8 million, or 17.3%, from fiscal year 2004. The significant increase in sales primarily resulted from increased sales to our seismic exploration customers, including customers in Canada and Russia. Due to the effects of Hurricane Rita which impacted the Houston area in late September 2005, we were unable to deliver a $1.1 million seismic borehole system to a customer in fiscal year 2005. This system was subsequently delivered to a customer in October 2005. A total of five days of production was lost as a result of Hurricane Rita. Sales for fiscal year 2004 include a performance bonus of $3.6 million from the successful installation and performance of the Valhall System in fiscal years 2002 and 2003.

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

Thermal Solutions Products

Fiscal Year 2006 Compared to Fiscal Year 2005

Net Sales. Sales of our thermal solutions products for fiscal year 2006 increased $1.8 million, or 13.1%, from fiscal year 2005. We believe this increase in sales results from a broader acceptance of our thermal imaging products in the markets we serve.

Operating Income. Our operating income from our thermal solutions products for fiscal year 2006 increased $0.2 million, or 51.6%, from fiscal year 2005. Such increase in operating income is the result of increased sales and manufacturing process improvements.

Fiscal Year 2005 Compared to Fiscal Year 2004

Net Sales. Sales of our thermal solutions products for fiscal year 2005 increased $0.4 million, or 3.3%, from fiscal year 2004. While sales did not change significantly in any particular product line from the prior fiscal year, sales of printheads to new customers increased due to the purchase of assets from Graphtec in September 2004 described under the heading “Business—Thermal Solutions Products”. During fiscal year 2005, we experienced shortages of certain component parts which delayed the shipment of certain thermal solutions products. Such shortages were isolated to certain suppliers and were temporary.

Operating Income. Our operating income from our thermal solutions products for fiscal year 2005 decreased $0.8 million, or 67.5%, from fiscal year 2004. Such decrease was generally the result of foreign administrative office expenses, idle production costs and start-up expenses, all associated with the transition from Japan to Houston of the thermal printhead production assets purchased from Graphtec and related manufacturing inefficiencies.

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

For a discussion regarding our acquisition of assets from Graphtec and acquisition of intellectual property from our Former Primary Film Supplier see “Business—Thermal Solution Products” in this report on Form 10-K.

Facilities Expansion

We are currently running at or near full capacity in portions of our Pinemont facility. As a result, we are in the process of expanding the manufacturing space at our Pinemont facility to approximately double its current size and adding the appropriate manufacturing machinery and equipment to meet expected future demand. We estimate the facility expansion and machinery and equipment additions will cost approximately $12.0 million and will be completed by the end of the second quarter of our 2007 fiscal year. The facility expansion is expected to be financed with a long-term loan secured by a mortgage on our Pinemont facility, and any machinery and equipment is expected to be financed from our internal cash flows and/or from borrowings under our Credit Agreement, discussed below under the heading “—Liquidity and Capital Resources”.

In February 2006, we entered into a seven-year lease with a tenant whereby the tenant agreed to lease portions of our Gessner facility until March 2008, at which time the tenant will occupy the entire Gessner facility. The tenant began occupying the Gessner facility in August 2006, and we earned $37,000 of rental income in fiscal year 2006. We continue to utilize portions of the Gessner facility for storage and overflow manufacturing and assembly operations which cannot be accommodated at our Pinemont facility due to capacity constraints. It is our expectation to transfer these storage and assembly operations to our Pinemont facility prior to March 2008, following the completion of our expansion of the Pinemont facility.

Liquidity and Capital Resources

At September 30, 2006, we had $2.1 million in cash and cash equivalents. For fiscal year 2006, we generated approximately $5.4 million of cash in operating activities. The cash generated in operating activities primarily resulted from net income of $9.8 million, which includes non-cash charges of $6.1 million for deferred taxes, stock-based compensation, depreciation and amortization. Other sources of cash from operating activities and changes in our working capital accounts included (i) $9.0 million of deferred revenue resulting from advanced payments received from customers purchasing our seismic reservoir products, (ii) $4.8 million in accrued expenses primarily due to increased accrual for unpaid incentive compensation, and (iii) $2.2 million in accounts payable primarily resulting from increased inventories. These sources of cash were partially offset by a $16.2 million increase in inventories due to increased orders from our seismic customers, and an $11.2 million increase in accounts and notes receivable resulting from increased sales activity.

For fiscal year ended September 30, 2006, we used approximately $4.6 million of cash in investing activities, including $4.8 million for capital expenditures, which was partially offset by $0.3 million of cash proceeds we received from the sale of surplus land. We estimate that our total capital expenditures in fiscal year 2007 will be approximately $14.5 million, which includes expenditures to expand our Pinemont facility and to acquire new machinery and equipment. We expect to fund the facility expansion through a long-term loan secured by a mortgage on our Pinemont facility, and any machinery and equipment will be financed from our internal cash flow and/or from borrowings under the Credit Agreement.

For fiscal year 2006, we used approximately $1.0 million of cash in the financing activities of our operations, which we obtained from net repayment of borrowings under the Credit Agreement in the amount of $3.3 million. Such use of cash was partially offset by $1.4 million of cash received from the exercise of stock options by employees and a director, and a $0.9 million tax benefit related to such stock option exercises.

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

For fiscal year ended September 30, 2005, we used approximately $4.9 million of cash in investing activities. We received $1.3 million of cash proceeds from the sale of a facility in Stafford, Texas. We used $6.2 million of cash for capital expenditures, including approximately $1.4 million which was paid to Graphtec on October 1, 2004 for its printhead production assets and $1.0 million which was used for the construction of a cleanroom at our Pinemont facility for thermal printhead production as a result of our acquisition of the thermal printhead production assets from Graphtec as is described under the heading “Business—Thermal Solutions Products”.

For fiscal year 2005, we generated approximately $4.8 million of cash in financing activities which we obtained from borrowings under the Credit Agreement. This amount includes $0.7 million as a result of the repayment of a mortgage upon the sale of our Stafford facility.

At September 30, 2004, we had $3.1 million in cash and cash equivalents. For fiscal year 2004, we generated approximately $8.4 million of cash from operating activities. The cash generated by operating activities was derived from a combination of our net income of $6.0 million and $5.0 million of non-cash depreciation and amortization charges. This cash flow was partially offset by a $1.0 million non-cash deferred tax benefit. Other operating cash flows included increases in accrued expenses in the amount of $1.9 million primarily reflecting fiscal year 2004 accrued incentive compensation expenses. Income taxes payable in fiscal year 2004 increased by $0.6 million, reflecting taxes owed on the profits of our foreign subsidiaries. Such sources of cash were offset by a $2.7 million increase in accounts and notes receivable resulting from increased sales, and a $2.5 million increase in inventories also as a result of increased sales.

For fiscal year 2004, we used approximately $1.3 million of cash in investing activities. We received $1.2 million of cash proceeds from the sale of a surplus building and a vacant parcel of land as part of our consolidation and reorganization of facilities. We used $2.5 million of cash for capital expenditures of which approximately $1.4 million represented improvements to our Pinemont facility.

For year 2004, we used approximately $4.9 million of cash from financing activities, primarily for the repayment of borrowings under our prior credit facility.

On November 22, 2004, several of our subsidiaries entered into a credit agreement (the “Credit Agreement”) with a bank. Under the Credit Agreement, as amended on September 19, 2005 and June 16, 2006, our borrower subsidiaries can borrow up to $20.0 million principally secured by their accounts, inventories and equipment. The Credit Agreement expires on November 21, 2007. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial ratios, restricts our and our borrower subsidiaries’ ability to pay dividends and contains other covenants customary in agreements of this type. We believe that the ratio of total liabilities to tangible net worth and the asset coverage ratio could prove to be the most restrictive. The interest rate for borrowings under the Credit Agreement is, at our borrower subsidiaries’ option, a discounted prime rate or a LIBOR based rate. At September 30, 2006, there were borrowings of $2.9 million under the Credit Agreement, $0.3 million of standby letters of credit were outstanding and additional available borrowings of $16.8 million.

A summary of future payments owed for contractual obligations and commercial commitments as of September 30, 2006 are shown in the table below (in thousands):

	Payment Due By Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Contractual Obligations:
Long-term debt	$4,856	$312	$693	$2,731	$1,120

Commercial Commitments:
Lines of Credit	2,896	—	2,896	—	—

Total Contractual Obligations and Commercial Commitments	$7,752	$312	$3,589	$2,731	$1,120

We believe that the combination of existing cash reserves, cash flows from operations and borrowing availability under the Credit Agreement should provide us sufficient capital resources and liquidity to fund our planned operations through fiscal year 2007. However, there can be no assurance that such sources of capital will be sufficient to support our capital requirements in the long-term, and we may be required to issue additional debt or equity securities in the future to meet our capital requirements. There can be no assurance we would be able to issue additional equity or debt securities in the future on terms that are acceptable to us or at all.

Off-Balance Sheet Arrangements

We do not have any obligations which meet the definition of an off-balance sheet arrangement and which have or are reasonably likely to have a current or future effect on our financial statements or the items contained therein that are material to investors.

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

Goodwill represents the excess of the purchase price of purchased businesses over the estimated fair value of the acquired business’ net assets. Under the Statement of Financial Accounting Standards, or “SFAS”, 142 (“SFAS 142”), goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed periodically for impairment. Intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives; however, no maximum life applies. In accordance with the provisions of SFAS 142, we no longer record goodwill amortization expense. We review the carrying value of goodwill and other long-lived assets to determine whether there has been an impairment since the date of the relevant acquisition. We have elected to make September 30 the annual impairment assessment date and will perform additional impairment tests if a change in circumstances occurs that would more likely than not reduce the fair value of long-lived assets below their carrying amount. The assessment is performed in two steps: step one is to test for potential impairment and if potential losses are identified, step two is to measure the impairment loss. We performed step one at September 30, 2006 and found that there were no impairments at that time; thus, step two was not necessary.

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

We do not modify our normal billing and credit terms for these types of sales. As of September 30, 2006, we had no sales under bill and hold arrangements.

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is effective for all interim periods beginning after June 15, 2005. We adopted the provisions of SFAS 123R at the beginning of our 2006 fiscal year and recorded stock-based compensation expense of $0.6 million for fiscal year 2006.

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

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143, to clarify the term “conditional asset retirement obligation”, which refers to legal obligations for which companies must perform asset retirement activity for which the timing and/or method of settlement are conditional upon future events that may or may not be within the control of the entity. However, the obligation to perform the asset retirement is unconditional, despite the uncertainty that exists surrounding the timing and method of settlement. Uncertainty about the timing and method of settlement for a conditional asset retirement obligation (“ARO”) should be considered in estimating the ARO when sufficient information exists. FIN 47 clarifies when sufficient information exists to reasonably estimate the fair value of an ARO. This interpretation is effective for our 2006 fiscal year. Our adoption of FIN 47 did not have a material effect on our consolidated financial statements.

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

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, to clarify certain aspects of accounting for uncertain tax position, including issues related to the recognition and measurement of those tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006, and therefore will apply beginning with our 2008 fiscal year. We are in the process of evaluating the impact of this interpretation.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS 157 will be effective beginning with our fiscal year beginning on October 1, 2008. We are evaluating the impact of SFAS 157 on our financial position and results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable for fiscal years ending after November 15, 2006. We do not believe SAB 108 will have a material effect on our consolidated financial statements.

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

Management’s Current Outlook and Assumptions

Our estimates as to future results and industry trends, to the extent described in this document, are generally based on assumptions regarding the future level of seismic exploration activity, seismic reservoir monitoring projects, demand for offshore cable products and industrial sensors and demand for thermal imaging technologies, and in turn, their effect on the demand and pricing of our products and services. Our analysis of the market and its impact on us is based upon the following assumptions:

•	We believe the impact of political conditions and hostilities around the world, including those of the Middle East, which may have a significant impact on the oil and gas commodity prices, will not cause a significant decrease in demand for our seismic products for the foreseeable future.

•	While demand for our traditional seismic exploration products is cyclical, we believe demand for these products will continue to be strong through fiscal year 2007 as a result of high oil and gas commodity prices. However, we expect intense competition and pricing pressures to continue to impact the gross profit margins we realize on our seismic exploration products.

•	We expect revenues from our borehole and deepwater reservoir characterization products to increase significantly in fiscal year 2007 based upon our existing customer orders and increasing acceptance of this technology by oil companies to more efficiently manage producing reservoirs.

•	Demand for our products used in the thermal solutions industry is expected to increase marginally for the foreseeable future.

•	As our offshore cable products and industrial sensors gain market acceptance, we expect demand for these products to increase.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The following discussion of our exposure to various market risks contains “forward looking statements” that involve risks and uncertainties. These projected results have been prepared utilizing certain assumptions considered reasonable in light of information currently available to us. Nevertheless, because of the inherent unpredictability of foreign currency rates and interest rates, as well as other factors, actual results could differ materially from those projected in this forward looking information. For a description of our significant accounting policies associated with these activities, see under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” contained in this report on Form 10-K.

We do not have any market risk as to market risk sensitive instruments entered into for trading purposes and have only very limited risk as to arrangements entered into other than for trading purposes. Further, we do not engage in commodity or commodity derivative instrument purchasing or selling transactions.

Foreign Currency and Operations Risk

Our subsidiary, OYO-GEO Impulse, is located in Russia. Therefore, our financial results may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions in Russia or changes in Russia’s political climate. Our consolidated balance sheet at September 30, 2006 reflected approximately $3.4 million of net working capital related to OYO-GEO Impulse. OYO-GEO Impulse both receives its income and pays its expenses primarily in rubles. To the extent that transactions of OYO-GEO Impulse are settled in rubles, a devaluation of the ruble versus the U.S. dollar could reduce any contribution from OYO-GEO Impulse to our consolidated results of operations and total comprehensive income as reported in U.S. dollars. We do not hedge the market risk with respect to our operations in Russia; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of Russian rubles versus U.S. dollars to the extent such disruptions result in any reduced valuation of OYO-GEO Impulse’s net working capital or future contributions to our consolidated results of operations. At September 30, 2006, the foreign exchange rate of the U.S. dollar to ruble was 1:26.80. If the U.S. dollar versus ruble exchange rate were to decline by ten percent our working capital could decline by $0.3 million.

Foreign Currency Intercompany Accounts and Notes Receivable

From time to time, we provide access to capital to our foreign subsidiaries through U.S. dollar denominated interest bearing promissory notes. Such funds are generally used by our foreign subsidiaries to purchase capital assets and for general working capital needs. In addition, we sell products to our foreign subsidiaries in U.S. dollars on trade credit terms. Because these U.S. dollar denominated intercompany debts are accounted for in the local currency of our foreign subsidiaries, any appreciation or devaluation of such foreign currencies against the U.S. dollar will result in a gain or loss, respectively, to our consolidated statement of operations. At September 30, 2006, we had outstanding accounts and notes receivable of $1.3 million, $82,000 and $53,000 from our subsidiaries in Russia, Europe, and Canada, respectively. At September 30, 2006, the foreign exchange rate of the U.S. dollar to ruble was 1:26.80. If the U.S. dollar versus ruble exchange rate were to decline by ten percent our intercompany notes receivable could decline by $0.1 million. Due to the relatively small amounts of intercompany receivables due from Europe and Canada changes in the exchange rate would have an immaterial effect.

Floating Interest Rate Risk

The Credit Agreement and the real estate mortgage agreement for our Pinemont facility each contains a floating interest rate. These floating interest rates subject us to the risk of increased interest costs associated with any upward movements in bank market interest rates. Under the Credit Agreement, our borrowing interest rate is a discounted prime lending rate or a LIBOR based rate, whichever we select. Under the real estate mortgage agreement, our borrowing rate is a LIBOR based rate plus 159 basis points with a minimum rate of 3.8%. As of September 30, 2006, we had borrowed $2.9 million under the Credit Agreement at a rate of 6.9% and we had borrowed $2.7 million under our real estate mortgage agreement at a rate of 6.9%. Due to the amount of borrowings outstanding under these facilities, including potential borrowings available under the Credit Agreement, any increased interest costs associated with movements in market interest rates could be material to our financial condition, results of operation and/or cash flow. At September 30, 2006, based on our current level of borrowings, a 1.0% increase in interest rates would increase our interest expense annually by approximately $56,000.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements, including the reports thereon, the notes thereto and supplementary data begin at page F-1 of this Form 10-K and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Our independent public accountant has not resigned, declined to stand for reelection or been dismissed, and there has been no disagreement related to accounting principles, audit procedures or financial statement disclosure between us and our independent public accountant, in our last two fiscal years and continues to serve as our independent public accountant.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified under SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company’s reports.

In connection with the preparation of this Annual Report on Form 10-K, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of September 30, 2006 of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion.

In our Annual Report on Form 10-K for the fiscal year ended September 30, 2005, we disclosed that a material weakness existed in our controls over the year-end physical inventory. Specifically, as previously disclosed, the controls in place to ensure an accurate count and verify the existence of inventory at our Pinemont facility in Houston, Texas were not properly designed and thus, failed to detect counting errors and other inaccuracies prior to the posting of the physical inventory adjustments to the general ledger. Following the discovery of the material weakness, management implemented a number of measures described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005 to remedy the weakness. As a result of those measures, and as stated above, the CEO and CFO have determined that our disclosure controls and procedures for fiscal year 2006, including our control over the year-end physical inventory, are effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework. Based on this assessment, our management concludes that, as of September 30, 2006, our internal control over financial reporting is effective based on those criteria.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of September 30, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with our management’s evaluation of such internal control that occurred during our fourth fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 2007 Annual Meeting of Stockholders under the captions “Election of Directors”, “Executive Officers and Compensation,” “Section 16(a) Beneficial Ownership Compliance” and “Code of Ethics” and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 2007 Annual Meeting of Stockholders under the caption “Executive Officers and Compensation” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 2007 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference, and in Item 5, “Market for Registrants Common Equity and Related Stockholder Matters,” contained in Part II hereof.

Item 13. Certain Relationships and Related Transactions

The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 2007 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 2007 Annual Meeting of Stockholders under the caption “Independent Public Accountant” and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Financial Statements and Financial Statement Schedules

The financial statements and financial statement schedules listed on the accompanying Index to Financial Statements (see page F-1) are filed as part of this Form 10-K.

Exhibits

Exhibit Number	Description of Documents

3.1 (a)	Restated Certificate of Incorporation of the Registrant.

3.2 (a)	Restated Bylaws of the Registrant.

4.1 (a)	Restated Certificate of Incorporation of the Registrant.

4.2 (a)	Restated Bylaws of the Registrant.

10.1 (a)	Employment Agreement dated as of August 1, 1997, between the Company and Gary D. Owens.

10.2 (a)	Employment Agreement dated as of August 1, 1997, between the Company and Michael J. Sheen.

10.3 (b)	OYO Geospace Corporation 1997 Key Employee Stock Option Plan.

10.4 (c)	Amendment No. 1 to OYO Geospace Corporation 1997 Key Employee Stock Option Plan, dated February 2, 1998.

10.5 (c)	Amendment No. 2 to OYO Geospace Corporation 1997 Key Employee Stock Option Plan, dated November 16, 1998.

10.6 (g)	Amendment No. 3 to OYO Geospace Corporation 1997 Key Employee Stock Option Plan, dated November 10, 2000.

10.7 (g)	Amendment No. 4 to OYO Geospace Corporation 1997 Key Employee Stock Option Plan, dated February 8, 2005.

10.8 (b)	OYO Geospace Corporation 1997 Non-Employee Director Plan.

10.9 (g)	Amendment No. 1 to OYO Geospace Corporation 1997 Non-Employee Director Plan, dated February 8, 2005.

10.10(a)	Printhead Purchase Agreement dated November 10, 1995 between the Company and OYO Corporation.

10.11(a)	Master Sales Agreement dated November 10, 1995, between the Company and OYO Corporation.

10.12(d)	Form of Director Indemnification Agreement.

10.13(f)	Business Loan Agreement dated November 22, 2004, made by and between Union Planters Bank, N.A. (predecessor in interest to Regions Bank), and Concord Technologies, LP, Geospace Technologies, LP, OYO Instruments, LP, Geospace Engineering Resources International, LP and OYOG Operations, LP.

10.14(h)	First Amendment to Loan Agreement dated as of September 19, 2005, between Regions Bank (F/K/A Union Planters Bank, N.A.) and Concord Technologies, LP, Geospace Technologies, LP, OYO Instruments, LP, Geospace Engineering Resources International, LP and OYOG Operations, LP.

10.15(h)	Promissory Note dated September 19, 2005, made by Concord Technologies, LP, Geospace Technologies, LP, OYO Instruments, LP, Geospace Engineering Resources International, LP and OYOG Operations, LP for the benefit of Regions Bank (F/K/A Union Planters Bank, N.A.).

10.16(h)	Guaranty Agreement dated September 19, 2005, made by and between the Company and Regions Bank (F/K/A Union Planters Bank, N.A.). Each of OYOG, LLC and OYOG Limited Partner, LLC has entered into a Guaranty Agreement with Regions Bank (F/K/A Union Planters Bank, N.A.) which is substantially identical to the exhibited Guaranty Agreement.

10.17(h)	Security Agreement dated as of September 19, 2005, between Regions Bank (F/K/A Union Planters Bank, N.A.), and Concord Technologies, LP. Each of Geospace Technologies, LP, OYO Instruments, LP, Geospace Engineering Resources International, LP and OYOG Operations, LP has entered into a Security Agreement with Regions Bank (F/K/A Union Planters Bank, N.A.) which is substantially identical to the exhibited Security Agreement.

Exhibit Number	Description of Documents

10.18(e)	Deed of Trust, Security Agreement, Assignment of Rents and Financing Statement, dated September 10, 2003, by and between OYOG Operations, LP and Compass Bank.

10.19(e)	Promissory Note dated September 10, 2003, made by OYOG Operations, LP payable to Compass Bank.

10.20(e)	Guaranty Agreement dated September 10, 2003, by and between the Company and Compass Bank.

10.21(e)	Earnest Money Contract dated May 27, 2003, by and between Cooper Tools, Inc. and OYOG Operations, L.P.

10.22(e)	First Amendment to Earnest Money Contract, dated July 14, 2003, by and between Cooper Tools, Inc. and OYOG Operations, LP.

10.23(e)	Second Amendment to Earnest Money Contract, dated August 14, 2003, by and between Cooper Tools, Inc. and OYOG Operations, LP.

10.24(e)	Third Amendment to Earnest Money Contract, dated August 22, 2003, by and between Cooper Tools, Inc. and OYOG Operations, LP.

10.25(i)	OYO Geospace Corporation Fiscal Year 2006 Bonus Plan.

10.26(j)	Second Amendment to Loan Agreement dated as of June 16, 2006, between Regions Bank (F/K/A Union Planters Bank, N.A.) and Concord Technologies, LP, Geospace Technologies, LP, OYO Instruments, LP, Geospace Engineering Resources International, LP and OYOG Operations, LP.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Accountants.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed September 30, 1997 (Registration No. 333-36727).
(b)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed November 5, 1997 (Registration No. 333-36727).
(c)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended September 30, 1998.
(d)	Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed November 18, 1997 (Registration No. 333-36727).
(e)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2003.
(f)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2004.
(g)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed February 15, 2005. (Registration No. 333-122835).
(h)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed September 21, 2005.
(i)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended September 30, 2005.
(j)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed July 3, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OYO GEOSPACE CORPORATION

By:	/S/ GARY D. OWENS
Gary D. Owens, Chairman of the Board President and Chief Executive Officer

December 6, 2006

Pursuant to the requirements of the Securities Exchange Act, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GARY D. OWENS Gary D. Owens	Chairman of the Board President and Chief Executive Officer (Principal Executive Officer)	December 6, 2006

/S/ THOMAS T. MCENTIRE Thomas T. McEntire	Chief Financial Officer (Principal Financial and Accounting Officer)	December 6, 2006

/S/ WILLIAM H. MOODY William H. Moody	Director	December 6, 2006

/S/ KATSUHIKO KOBAYASHI Katsuhiko Kobayashi	Director	December 6, 2006

/S/ RYUZO OKUTO Ryuzo Okuto	Director	December 6, 2006

/S/ MICHAEL J. SHEEN Michael J. Sheen	Director	December 6, 2006

/S/ THOMAS L. DAVIS Thomas L. Davis	Director	December 6, 2006

/S/ CHARLES H. STILL Charles H. Still	Director	December 6, 2006

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of OYO Geospace Corporation:

We have completed an integrated audit of OYO Geospace Corporation’s 2006 consolidated financial statements and of its internal control over financial reporting as of September 30, 2006 and audits of its 2005 and 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of OYO Geospace Corporation and its subsidiaries at September 30, 2006 and September 30, 2005, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of September 30, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/S/    PRICEWATERHOUSECOOPERS LLP

Houston, Texas

December 7, 2006

OYO Geospace Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share amounts)

	AS OF SEPTEMBER 30,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$2,054	$1,753
Trade accounts receivable, net of allowance of $757 and $730	20,720	9,633
Notes receivable, net of allowance of $0	1,449	3,043
Inventories, net	49,378	33,155
Deferred income tax	1,805	1,847
Prepaid expenses and other current assets	1,178	1,966

Total current assets	76,584	51,397

Rental equipment, net	612	2,123
Property, plant and equipment, net	24,481	22,320
Patents, net of accumulated amortization of $4,116 and $3,441	1,758	2,428
Goodwill, net of accumulated amortization of $921	1,843	1,843
Deferred income tax	951	2,979
Other assets	2,947	1,332

Total assets	$109,176	$84,422

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Book overdrafts	$636	$577
Notes payable and current maturities of long-term debt	312	340
Accounts payable trade	6,593	4,118
Accrued expenses and other current liabilities	8,108	4,939
Deferred revenue	9,313	321
Income tax payable	1,007	601

Total current liabilities	25,969	10,896
Long-term debt net of current maturities	7,440	10,731

Total liabilities	33,409	21,627

Minority interest in consolidated subsidiary	—	189

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 5,735,208 and 5,630,165 shares issued and outstanding	57	56
Additional paid-in capital	34,637	31,761
Retained earnings	40,029	30,259
Accumulated other comprehensive income	1,044	530

Total stockholders’ equity	75,767	62,606

Total liabilities and stockholders’ equity	$109,176	$84,422

The accompanying notes are an integral part of the consolidated financial statements.

OYO Geospace Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	YEAR ENDED SEPTEMBER 30,
	2006	2005	2004
Net sales	$103,700	$72,823	$63,538
Cost of sales	67,445	50,941	40,787

Gross profit	36,255	21,882	22,751
Operating expenses:
Selling, general and administrative expenses	15,170	13,515	12,086
Research and development expenses	6,634	4,960	4,794

Total operating expenses	21,804	18,475	16,880

Income from operations	14,451	3,407	5,871

Other income (expense):
Interest expense	(800)	(644)	(419)
Interest income	578	544	268
Foreign exchange gains (losses)	20	(3)	179
Other, net	(2)	59	33

Total other income (expense), net	(204)	(44)	61

Income before income taxes and minority interest	14,247	3,363	5,932
Income tax expense (benefit)	4,477	812	(47)

Income before minority interest	9,770	2,551	5,979
Minority interest	—	(44)	(26)

Net income	$9,770	$2,507	$5,953

Earnings per share:
Basic	$1.72	$0.45	$1.07

Diluted	$1.64	$0.44	$1.05

Weighted average shares outstanding:
Basic	5,686,600	5,606,858	5,573,611

Diluted	5,955,912	5,743,601	5,684,853

The accompanying notes are an integral part of the consolidated financial statements.

OYO Geospace Corporation and Subsidiaries

Consolidated Statement of Stockholders’ Equity

For the years ended September 30, 2006, 2005 and 2004

(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation— Restricted Stock Awards	Total
	Shares	Amount
Balance at September 30, 2003	5,554,874	$56	$30,636	$21,799	$(16)	$(4)	$52,471
Comprehensive income:
Net income	—	—	—	5,953	—	—	5,953
Foreign currency translation Adjustments	—	—	—	—	293	—	293

Total comprehensive income							6,246
Issuance of common stock pursuant to Director Plan	2,121	—	38	—	—	—	38
Termination of restricted stock grants	(250)	—	(4)	—	—	—	(4)
Issuance of common stock pursuant to exercise of options, net of tax	31,415	—	445	—	—	—	445
Unearned compensation amortization	—	—	—	—	—	4	4

Balance at September 30, 2004	5,588,160	56	31,115	27,752	277	—	59,200
Comprehensive income:
Net income	—	—	—	2,507	—	—	2,507
Foreign currency translation Adjustments	—	—	—	—	253	—	253

Total comprehensive income							2,760
Issuance of common stock pursuant to Director Plan	3,120	—	60	—	—	—	60
Issuance of common stock pursuant to exercise of options, net of tax	38,885	—	586	—	—	—	586

Balance at September 30, 2005	5,630,165	$56	$31,761	$30,259	$530	$—	$62,606

Comprehensive income:
Net income	—	—	—	9,770	—	—	9,770
Foreign currency translation Adjustments	—	—	—	—	514	—	514

Total comprehensive income							10,284
Issuance of common stock pursuant to Director Plan	1,268	—	60	—	—	—	60
Excess tax benefit from share-based compensation		—	898	—	—	—	898
Issuance of common stock pursuant to exercise of options, net of tax	103,775	1	1,309	—	—	—	1,310
Stock-based compensation	—	—	609	—	—	—	609

Balance at September 30, 2006	5,735,208	$57	$34,637	$40,029	$1,044	$—	$75,767

The accompanying notes are an integral part of the consolidated financial statements.

OYO Geospace Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	YEAR ENDED SEPTEMBER 30,
	2006	2005	2004
Cash flows from operating activities:
Net income	$9,770	$2,507	$5,953
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense (benefit)	1,640	(558)	(1,013)
Depreciation	3,215	3,433	4,223
Amortization	675	717	739
Stock-based compensation	609	—	4
Minority interest	—	44	26
(Gain) loss on disposal of property, plant and equipment	98	26	(156)
Bad debt expense	208	337	145
Effects of changes in operating assets and liabilities:
Trade accounts and notes receivable	(11,239)	16	(2,691)
Inventories	(16,223)	(7,750)	(2,525)
Prepaid expenses and other assets	228	(598)	377
Accounts payable	2,218	1,255	636
Accrued expenses and other	4,754	(1,075)	1,923
Deferred revenue	8,992	5	178
Income tax payable	406	16	559

Net cash provided by (used in) operating activities	5,351	(1,625)	8,378

Cash flows from investing activities:
Proceeds from the sale of property, plant and equipment	257	1,367	1,241
Capital expenditures	(4,775)	(6,247)	(2,506)
Business acquisitions, net of cash acquired	(100)	—	—

Net cash used in investing activities	(4,618)	(4,880)	(1,265)

Cash flows from financing activities:
Book overdrafts	59	—	—
Borrowings under debt arrangements	43,627	29,656	14,163
Principal payments on debt arrangements	(46,946)	(25,419)	(19,449)
Excess tax benefit from share-based compensation	898	—	—
Proceeds from exercise of stock options	1,375	513	400

Net cash provided by (used in) financing activities	(987)	4,750	(4,886)

Effect of exchange rate changes on cash	555	369	241

Increase (decrease) in cash and cash equivalents	301	(1,386)	2,468
Cash and cash equivalents, beginning of period	1,753	3,139	671

Cash and cash equivalents, end of period	$2,054	$1,753	$3,139

The accompanying notes are an integral part of the consolidated financial statements.

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies:

The Company

OYO Geospace Corporation (“OYO”) designs and manufactures instruments and equipment used in the acquisition and processing of seismic data as well as in the characterization and monitoring of producing oil and gas reservoirs. OYO also manufactures and distributes thermal imaging equipment and dry thermal film products to a variety of markets including the screenprint, point of sale, signage and textile markets. As of September 30, 2006 OYO Corporation U.S.A. (“OYO USA”) owned approximately 20.1% of OYO’s common stock. OYO USA is a wholly owned subsidiary of OYO Corporation, a Japanese corporation (“OYO Japan”).

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

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts that, at times, exceed federally insured limits. Management of the Company believes that the financial strength of the financial institutions holding such deposits minimizes the credit risk of such deposits.

The Company sells products to customers throughout the United States and various foreign countries. The Company’s normal credit terms for trade receivables are 30 days. In certain situations, credit terms may be extended to 60 days or longer. The Company performs ongoing credit evaluations of its customers and generally

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

does not require collateral for its trade receivables. Additionally, the Company provides long-term financing in the form of promissory notes when competitive conditions require such financing. In such cases, the Company may require collateral. Allowances are recognized for potential credit losses. At September 30, 2006, the Company had two customers that together made up 36% of the Company’s accounts receivable. Subsequent to September 30, 2006, the Company received full payment from the customer owing the largest receivable.

The Company has a subsidiary located in Russia. Therefore, the Company’s financial results may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions in Russia or changes in Russia’s political climate. The Company’s consolidated balance sheet at September 30, 2006 reflected approximately $3.4 million of net working capital related to its Russian subsidiary. This subsidiary both receives its revenues and pays its expenses primarily in rubles. This subsidiary received approximately $4.2 million of its income in U.S. dollars as a result of intercompany sales to the Company’s subsidiary located in the U.S. To the extent that transactions of this subsidiary are settled in rubles, a devaluation of the ruble versus the U.S. dollar could reduce any contribution from the Company’s Russian subsidiary to its consolidated results of operations as reported in U.S. dollars. The Company does not hedge the market risk with respect to its operations in Russia; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of Russian rubles versus U.S. dollars to the extent such disruptions result in any reduced valuation of the Russian subsidiary’s net working capital or future contributions to its consolidated results of operations.

Inventories

The Company records a write-down of its inventory when the cost basis of any manufactured product, including any estimated future costs to complete the manufacturing process, exceeds its net realizable value. Inventories are stated at the lower of cost (as determined by the first-in, first-out method) or market value.

Prepaid Expenses and Other Current Assets

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

Patents

Patents are amortized over the life of the patent or the estimated life of the patent, whichever is shorter. Intellectual property is being amortized using the straight-line method over five years. Patent amortization

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

expense was approximately $0.2 million during each of fiscal years 2006, 2005 and 2004. Intellectual property amortization expense was approximately $0.5 million during each of fiscal years 2006, 2005 and 2004. The estimated amortization for the five succeeding years is approximately $0.5 million, $ 0.2 million, $0.2 million, $0.2 million and $0.2 million for the fiscal years ending September 30, 2007, 2008, 2009, 2010, and 2011, respectively.

Impairment of Long-lived Assets

The Company’s long-lived assets are reviewed for impairment whenever an event or change in circumstances indicates the carrying amount of an asset or group of assets may not be recoverable. The impairment review, if necessary, includes a comparison of expected future cash flows (undiscounted and without interest charges) to be generated by an asset group with the associated carrying value. If the carrying value of the asset group exceeds the expected future cash flows, an impairment loss is recognized to the extent that the carrying value of the asset group exceeds its fair value.

Goodwill

Goodwill represents the excess of the purchase price of purchased businesses over the estimated fair value of the acquired business’ net assets. Goodwill is reviewed for impairment at least annually. The Company has elected to make September 30 the annual impairment assessment date and will perform additional impairment tests if a change in circumstances occurs that would more likely than not reduce the fair value of goodwill below its carrying amount. The assessment is performed in two steps: step one is to compare the carrying value of the net assets of the subject reporting unit to its respective fair value for potential impairment and if potential losses are identified, step two is to measure the impairment loss. Step two involves allocating the calculated fair value to all of the tangible and identifiable intangible assets of the reporting unit as if the calculated fair value was the purchase price of the business combination. The Company performed step one at September 30, 2006 and 2005 and found that there were no impairments at those times; thus, step two was not necessary.

Other Assets

Other assets include $2.3 million and $0.8 million of long-term notes receivable as of September 30, 2006 and 2005, respectively. Monthly payments on these notes are scheduled to be received by the Company over the next three years.

Revenue Recognition

The Company primarily derives revenue from the sale, and short-term rental under operating leases, of seismic instruments and equipment and thermal solutions products. The Company generally recognizes sales revenues when its products are shipped and title and risk of loss have passed to the customer. The Company recognizes rental revenues as earned over the rental period. Rentals of the Company’s equipment generally range from daily rentals to rental periods of up to six months or longer. Except for certain of the Company’s reservoir characterization products, its products are generally sold without any customer acceptance provisions and its standard terms of sale do not allow customers to return products for credit. In instances where the customer requires a significant performance test, the Company does not recognize the revenue attributable to the product as to which the performance test applies until the performance test is satisfied. Collection of this revenue may occur at various stages of production or after delivery of the product, and is not refundable to the customer. Most of the Company’s products do not require installation assistance or sophisticated instruction.

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

Occasionally seismic customers are not able to take immediate delivery of products which were specifically manufactured to the customer’s specifications. These occasions generally occur when the customers face logistical issues such as project delays or delays with their seismic crew deployment. In such instances, the customers may ask the Company to hold the equipment for a short period of time until they can take physical delivery of the product (referred to as “bill and hold” arrangements). The Company does not modify its normal billing and credit terms for these types of sales. As of September 30, 2006, there were no sales under bill and hold arrangements.

Deferred Revenue

Deferred revenue represents progress payments related to the delivery of a reservoir characterization system. The system is scheduled to be recognized as revenue in the first quarter of fiscal 2007 upon delivery to the customer.

Research and Development Costs

The Company expenses research and development costs as incurred. Research and development costs include salaries, employee benefit costs, department supplies, direct project costs, and other related costs.

Product Warranties

The Company offers a standard product warranty obligating it to repair or replace products with manufacturing defects. The Company maintains a reserve for future warranty costs based on historical experience or, in the absence of historical product experience, management’s estimates. Changes in the warranty reserve are contained in the following table (in thousands):

Balance at the beginning of the period (October 1, 2004)	$909
Accruals for warranties issued during the period	842
Accruals related to pre-existing warranties (including changes in estimates)	—
Settlements made (in cash or in kind) during the period	(1,006)

Balance at the end of the period (September 30, 2005)	$745
Accruals for warranties issued during the period	1,117
Accruals related to pre-existing warranties (including changes in estimates)	—
Settlements made (in cash or in kind) during the period	(1,173)

Balance at the end of the period (September 30, 2006)	$689

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Stock-Based Compensation

In the first quarter of fiscal 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS 123R”), “Share-Based Payment”, which revises SFAS 123, “Accounting for Stock-Based Compensation”. The Company has elected to use the “modified prospective method” for existing grants which requires the Company to expense the unvested portion of these grants over the remaining vesting period. Additionally, grants made after adoption are to be valued and expensed over the applicable vesting period. The Company uses the Black-Scholes model to value its new stock option grants under SFAS 123R. SFAS 123R also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation. In addition, SFAS 123R requires the Company to reflect the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash inflow. As a result of the adoption of SFAS 123R, the Company recorded stock-based compensation expenses of $0.6 million for the fiscal year ended September 30, 2006.

Prior to fiscal year 2006, the Company accounted for stock-based compensation granted to employees under the intrinsic value method of recognition and measurement principles, as discussed in the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. The Company utilized the Black-Scholes option valuation model to value stock options for pro forma presentation of income and per share data as if the fair value based method in SFAS 123 had been used to account for stock-based compensation. The following table illustrates the effect (in thousands, except per share amounts) on net income and earnings per share for fiscal years ended September 30, 2005 and 2004 as if the Company’s had applied the fair value recognition provisions of SFAS 123 (in thousands except per share amounts):

	Year Ended
	September 30, 2005	September 30, 2004
Net income, as reported	$2,507	$5,953
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(295)	(466)

Pro forma net income	$2,212	$5,487

Earnings per share:
Basic-as reported	$0.45	$1.07
Basic-pro forma	$0.39	$0.98
Diluted-as reported	$0.44	$1.05
Diluted-pro forma	$0.39	$0.97

The fair value of options granted during the fiscal years ended September 30, 2006, 2005 and 2004 were estimated using the Black-Scholes option-pricing model with a dividend yield of zero for each of the three years. This estimation assumed risk-free interest rates of 4.6%, 4.3% and 4.5%; and expected volatility of 56.0%, 55.0% and 65.0%; with an expected option term for key employees of 6.25 years, 5 years and 5 years for fiscal years 2006, 2005 and 2004, respectively. Expected volatility was determined based on the historical volatility of the underlying shares over a period consistent with the expected term of the option. The expected term of the options granted in fiscal year 2006 is 6.25 years, as computed using the simplified method as described in Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”. Expected volatilities are based on the historical volatility of the Company’s stock and other factors.

Financial Instruments

Fair value estimates are made at discrete points in time based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and,

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

therefore, cannot be determined with precision. The Company believes that the carrying amounts of its financial instruments, consisting of cash and cash equivalents, accounts and notes receivable, accounts payable and long-term debt, approximate the fair values of such items.

Foreign Currency Gains and Losses

The assets and liabilities of OYO’s foreign subsidiaries have been translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations have been translated using the average exchange rates during the year. Resulting translation adjustments have been recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction gains and losses are included in the statement of operations as they occur.

Derivatives

The Company records all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or for forecasted transactions, deferred and recorded as a component of accumulated other comprehensive income until the hedged transactions occur and are recognized in earnings. Until September 30, 2004, the Company purchased printheads from OYO Japan whereby such purchases were denominated in Japanese yen. The Company routinely attempted to hedge its currency exposure on these purchases by entering into foreign currency forward contracts with a bank. The purpose of entering into these forward hedge contracts was to eliminate variability of cash flows associated with foreign currency exchange rates on amounts payable in Japanese yen. The Company’s forward contracts with the bank were considered derivatives. The Company recorded these foreign currency forward contracts on the balance sheet and marked them to fair value at each reporting date. Resulting gains and losses are reflected in other income and deductions within the accompanying consolidated financials and were not material for the fiscal years ended September 30, 2006, 2005 and 2004. At September 30, 2006, the Company had no foreign currency forward contracts or yen-denominated accounts payable.

Shipping and Handling Costs

Amounts billed to a customer in a sales transaction related to reimbursable shipping and handling costs are included in revenues and the associated costs incurred by the Company for reimbursable shipping and handling costs are reported as an expense in cost of sales. The Company had shipping and handling costs of $0.4 million for each of the fiscal years ended September 30, 2006, 2005 and 2004.

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

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143, to clarify the term “conditional asset retirement obligation”, which refers to legal obligations for which companies must perform asset retirement activity for which the timing and/or method of settlement are conditional upon future events that may or may not be within the control of the entity. However, the obligation to perform the asset retirement is unconditional, despite the uncertainty that exists surrounding the timing and method of settlement. Uncertainty about the timing and method of settlement for a conditional asset retirement obligation (“ARO”) should be considered in estimating the ARO when sufficient information exists. FIN 47 clarifies when sufficient information exists to reasonably estimate the fair value of an ARO. This interpretation is effective for the Company as of the end of its 2006 fiscal year. The adoption of FIN 47 did not have a material effect on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” (“SFAS No. 154”) SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006, and therefore will apply beginning with the Company’s 2008 fiscal year. The Company is in the process of evaluating the impact of this interpretation.

In September 2006, the FASB issued SFAS No. 157 (SFAS 157), “Fair Value Measurements.” Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS 157 will be effective beginning with the Company’s fiscal year beginning on October 1, 2008. The Company is evaluating the impact of SFAS 157 on its financial position and results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Financial Statements” (SAB 108), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable for fiscal years ending after November 15, 2006. The Company does not believe SAB 108 will have a material effect on its consolidated financial statements.

2. Acquisitions:

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

3. Inventories:

Inventories consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2006	2005
Finished goods	$11,077	$7,807
Work in progress	17,661	8,915
Raw materials	23,005	18,837
Obsolescence reserve	(2,365)	(2,404)

	$49,378	$33,155

Inventory obsolescence expense was approximately $0.8 million, $0.8 million and $0.7 million during fiscal years 2006, 2005 and 2004, respectively.

4. Accounts and Notes Receivable:

The Company’s current trade accounts receivable consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2006	2005
Trade accounts receivable	$21,477	$10,363
Allowance for doubtful accounts	(757)	(730)

	$20,720	$9,633

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

At September 30, 2006 and September 30, 2005, the Company’s current notes receivable were $1.4 million and $3.0 million, respectively. The Company also had notes receivable of $2.3 million and $0.8 million classified as long-term at September 30, 2006 and September 30, 2005, respectively. The long-term trade notes receivable

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

are classified on the balance sheet as other assets. Notes receivable are generally collateralized by the products sold, and bear interest at rates ranging up to 11.3% per year. The notes receivable at September 30, 2006 will be due at various times through March 2009. The Company’s annual maturities of notes receivable will be approximately $1.4 million, $1.6 million and $0.7 million in the fiscal years ending September 30, 2007, 2008 and 2009 respectively.

5. Rental Equipment:

Rental equipment consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2006	2005
Rental equipment, primarily geophones and related products	$10,285	$11,742
Accumulated depreciation	(9,673)	(9,619)

	$612	$2,123

Rental equipment depreciation expense was $0.7 million, $1.1 million and $2.1 million in fiscal years 2006, 2005 and 2004, respectively.

6. Property, Plant and Equipment:

Property, plant and equipment consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2006	2005
Land	$3,089	$3,311
Buildings	12,626	12,388
Machinery and equipment	20,921	19,676
Furniture and fixtures	676	689
Transportation equipment	113	130
Tools and molds	1,260	1,676
Leasehold improvements	—	4
Construction in progress	3,183	1,094

	41,868	38,968
Accumulated depreciation	(17,387)	(16,648)

	$24,481	$22,320

Property, plant and equipment depreciation expense was $2.5 million, $2.3 million and $2.1 million in fiscal years 2006, 2005 and 2004, respectively. The Company had fully depreciated assets of $7.7 million and $8.2 million in use at September 30, 2006 and 2005, respectively.

7. Intellectual Property; Film Supplier Developments:

In April 2002, the Company purchased for $2.3 million certain intellectual property rights from its then primary supplier of dry thermal film (the “Former Primary Film Supplier”). Such purchase gave the Company

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

On December 10, 2002, the Company received a notice of claim, in connection with the Former Primary Film Supplier’s bankruptcy, for alleged preferential payments made by the Former Primary Film Supplier to it in the period before filing of the bankruptcy proceeding in the approximate amount of $259,000. The Company recorded a provision for this claim based upon its estimate of the likelihood of a liability and probable loss. On July 7, 2004, an amended claim was filed against the Company and the amount of the alleged preferential payments made by the Former Primary Film Supplier was increased to approximately $895,000. On January 20, 2006, a motion to amend was filed regarding the claims pending against the Company. On August 28, 2006, the motion to amend was denied. The Former Primary Film Supplier’s bankruptcy proceeding has been converted to a Chapter 7 liquidation proceeding, and a trustee has been appointed for the bankrupt estate. The Company is unable at this time to estimate the likelihood of a liability arising out of this supplemental claim or the amount, if any, of probable loss. The Company intends to continue to vigorously defend against the remaining claims under the overall circumstances of its relationship with the Former Primary Film Supplier. At present, the Company does not know whether it will make any claims against the Former Primary Film Supplier or others, and it is unable to predict whether any additional claims will be made against it in connection with the Former Primary Film Supplier’s bankruptcy proceeding as to any aspect of its relationship with the Former Primary Film Supplier. The Company is unable at this time to predict the outcome and effects of this situation.

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

8. Notes Payable and Long-Term Debt:

Notes payable and long-term debt consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2006	2005
Mortgage note payable, due in monthly installments of $31 with interest at 7.0% through January 2014, collateralized by certain land and building having a net book value of $3.8 million	$2,160	$2,378
Mortgage note payable, due in monthly installments of $10 with interest at 6.9% through September 2010, with remaining principal and interest due September 2010, collateralized by certain land and building having a net book value of $5.6 million	2,696	2,790
Working capital line of credit	2,896	5,903

	7,752	11,071
Less current portion	(312)	(340)

	$7,440	$10,731

On November 22, 2004, several of the Company’s subsidiaries entered into a credit agreement (the “Credit Agreement”) with a bank. Under the Credit Agreement as amended on September 19, 2005 and June 16, 2006, the Company’s borrower subsidiaries can borrow up to $20.0 million secured principally by their accounts receivable, inventories and equipment. The Credit Agreement expires on November 21, 2007. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial ratios, restricts the Company’s and the borrower subsidiaries’ ability to pay dividends and contains other covenants customary in agreements of this type. At September 30, 2006, there were borrowings of $2.9 million under the Credit Agreement, $0.3 million of standby letters of credit were outstanding and additional borrowings available of $16.8 million. The Company is not subject to a borrowing base and is able to borrow the full $20.0 million subject to it remaining in compliance with certain covenants. The Company believes that the ratio of total liabilities to tangible net worth and the asset coverage ratio could prove to be the most restrictive. The interest rate for borrowing under the Credit Agreement is, at the Company’s option, a discounted prime rate or a LIBOR based rate.

The Company’s long-term debt will mature as follows (in thousands):

YEAR ENDING SEPTEMBER 30,
2007	$312
2008	3,230
2009	359
2010	2,731
2011	309
Thereafter	811

$7,752

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

9. Accrued Expenses and Other Current Liabilities:

Accrued expenses and other current liabilities consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2006	2005
Employee bonuses	$2,962	$154
Product warranty	689	745
Compensated absences	747	785
Legal and professional fees	600	266
Payroll	965	619
Property taxes	1,040	779
Medical claims	176	188
Other	929	1,403

	$8,108	$4,939

The Company is self-insured for certain losses related to employee medical claims. The Company has purchased stop-loss coverage for individual claims in excess of $100,000 per claimant per year in order to limit its exposure to any significant levels of employee medical claims. Self-insured losses are accrued based on the Company’s historical experience and on estimates of aggregate liability for uninsured claims incurred using certain actuarial assumptions followed in the insurance industry.

10. Employee Benefits:

The Company’s employees are participants in the OYO Geospace Corporation Employee’s 401(k) Retirement Plan (the “Plan”), which covers substantially all eligible employees in the United States. The Plan is a qualified salary reduction plan in which all eligible participants may elect to have a percentage of their compensation contributed to the Plan, subject to certain guidelines issued by the Internal Revenue Service. The Company’s share of discretionary matching contributions was approximately $0.4 million, $0.3 million and $0.3 million in fiscal years 2006, 2005 and 2004, respectively.

The Company’s stock incentive plans in which employees may participate are discussed in Note 11 in these Consolidated Financial Statements.

The Company’s employees are also participants in the OYO Geospace Corporation Fiscal Year 2006 Bonus Plan (the “Bonus Plan”). Every employee of the Company is eligible to participate in Tier I of the Bonus Plan except for the Company’s Russian employees, who participate in a local plan. Under Tier I, employees share proportionally in the Company’s profit based on each employee’s relative payroll. The Tier I bonus pool is established by accruing 30% of consolidated pretax profits (before bonus) above a specified range. Selected employees are eligible to participate in Tier II of the Bonus Plan, which tier applies after Tier I is fully funded. The Tier II Bonus pool is established by accruing 30% of consolidated pretax profits (before bonus) within a range specified for Tier I. Under Tier II, participants share in the bonus pool based on their respective working groups meeting predefined goals. Senior executive officers are eligible to participate in Tier III, which only applies after Tiers I and II have been fully funded. The Tier III bonus pool is established by accruing 30% of consolidated pretax profits (before bonus) within a specified range above the range specified in Tier I and II. The Company recorded bonus expense of $3.0 million, $0.2 million and $1.2 million for the fiscal years 2006, 2005 and 2004, respectively.

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

11. Stockholders’ Equity:

In September 1997, the board of directors and stockholders approved the 1997 Key Employee Stock Option Plan (the “Employee Plan”), and, following an amendment thereto, there has been reserved an aggregate of 1,125,000 shares of common stock for issuance thereunder. In November 1997, the board of directors and stockholders approved the Company’s 1997 Non-Employee Director Plan (the “Director Plan”) and following an amendment thereto, there has been reserved an aggregate of 150,000 shares of common stock for issuance thereunder. At September 30, 2006, the shares of common stock available for grant under the Employee Plan and Director Plan were 303,500 and 45,721, respectively.

Under the Employee Plan, the Company is authorized to grant nonqualified and incentive stock options to purchase common stock and restricted stock awards of common stock to key employees of the Company. Options have a term not to exceed ten years, with the exception of incentive stock options granted to employees owning ten percent or more of the outstanding shares of common stock, which have a term not to exceed five years. The exercise price of any option may not be less than the fair market value of the common stock on the date of grant. In the case of incentive stock options granted to an employee owning ten percent or more of the outstanding shares of common stock, the exercise price of such option may not be less than 110% of the fair market value of the common stock on the date of grant. Options vest over a four-year period commencing on the date of grant in 25% annual increments. Under the Employee Plan, the Company may issue shares of restricted stock to employees for no payment by the employee or for a payment below the fair market value on the date of grant. The restricted stock is subject to certain restrictions described in the Employee Plan, with no restrictions continuing for more than ten years from the date of the award.

The Company has not issued any shares of restricted stock under the Employee Plan since August 1, 2001. All issued shares of restricted stock are fully vested; thus there are no outstanding shares of restricted stock. The prior issuances by the Company of restricted stock were recorded at the fair value of the stock subject to those awards and were recorded as a component of stockholders’ equity, with a credit to additional paid-in capital. The Company recorded compensation expense based on the vesting criteria of the individual awards. The Company will account for future issuances of restricted stock awards in accordance with applicable guidelines, which require that stock-based awards be measured and recognized at fair value. All factors for the valuation of such awards will be determined under the Black-Scholes option-pricing model.

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

Effective November 5, 1999, the board of directors approved the OYO Geospace Corporation 1999 Broad-Based Option Plan (the “Broad-Based Plan”) and reserved an aggregate of 50,000 shares for issuance thereunder. Under the Broad-Based Plan, the Company is authorized to issue to all employees (except executive officers and employee directors) nonqualified stock options to purchase common stock of the Company. These options have a term not to exceed ten years. The exercise price of any broad-based option may not be less than the fair market value of the common stock on the date of grant. These options vest over a one-year period commencing on the date of grant. There were 18,700 shares available for grant under this plan at September 30, 2006.

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

A summary of the activity with respect to stock options is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at October 1, 2003	729,300	12.89
Granted	15,450	16.93
Exercised	(31,415)	12.74
Forfeited	(9,575)	12.35
Expired	—	—

Outstanding at September 30, 2004	703,760	12.98
Granted	18,600	19.09
Exercised	(38,885)	13.18
Forfeited	(11,200)	17.13
Expired	—	—

Outstanding at September 30, 2005	672,275	13.05
Granted	20,600	43.59
Exercised	(103,775)	13.28
Forfeited	(2,450)	11.38
Expired	—	—

Outstanding at September 30, 2006	586,650	14.10

The number of stock options vested during fiscal years 2006, 2005 and 2004 were 68,850, 85,200 and 103,800, respectively. The fair values of stock options vested during fiscal years 2006, 2005 and 2004 were $0.5 million, $0.4 million and $0.5 million, respectively.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Term (in years)	Weighted Average Exercise Price	Shares	Weighted Average Remaining Term (in years)	Weighted Average Exercise Price
$ 6.81 to $13.49	217,700	6.2	$7.53	165,325	6.2	$7.52
$13.50 to $19.99	328,450	3.0	15.88	323,450	2.9	15.83
$20.00 to $53.95	40,500	6.4	34.92	19,900	3.1	25.95

	586,650	4.4	14.10	508,675	4.0	13.53

Based on the Company’s closing stock price at September 30, 2006 of $56.75, the aggregate intrinsic value of the stock options outstanding was $25.0 million. At September 30, 2006, the aggregate intrinsic value of the stock options currently exercisable was $22.0 million. The total intrinsic value of stock options exercised during fiscal years 2006, 2005 and 2004 was $3.4 million, $0.2 million and $0.1 million, respectively. As of September 30, 2006 total unvested compensation expense associated with stock options amounted to $0.9 million and will be recognized over a weighted-average period of 0.7 years.

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

As partial compensation for services of its outside directors, the Company issued 1,268 shares, 3,120 shares and 2,121 shares of common stock to directors during fiscal years 2006, 2005 and 2004, respectively. The director compensation related to the issuance of stock was $60,000, $60,000 and $37,500 for the fiscal years 2006, 2005 and 2004, respectively.

The weighted average fair values per share of stock-based award grants were as follows:

	YEAR ENDED SEPTEMBER 30,
	2006	2005	2004
Options	$20.76	$13.21	$11.93
Director’s common stock	26.74	13.15	12.19

12. Income Taxes:

Components of income (loss) before income taxes and minority interest were as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2006	2005	2004
United States	$9,822	$(734)	$2,622
Foreign	4,425	4,097	3,310

	$14,247	$3,363	$5,932

The provision (benefit) for income taxes consisted of the following (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2006	2005	2004
Current:
Federal	$860	$(105)	$82
Foreign	1,968	1,476	879
State	9	(1)	5

	2,837	1,370	966

Deferred:
Federal	1,522	(478)	(890)
Foreign	118	(80)	(123)
State	—	—	—

	1,640	(558)	(1,013)

	$4,477	$812	$(47)

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Actual income tax expense (benefit) differs from income tax expense computed by applying the statutory federal tax rate of 34% as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2006	2005	2004
Provision for U.S. federal income tax at statutory rate	$4,844	$1,144	$2017
Effect of foreign income taxes	(152)	3	(369)
Tax benefit from export sales and other items	(339)	(361)	(907)
State income taxes, net of federal income tax benefit	6	(1)	3
Nondeductible expenses	44	35	33
Resolution of prior years’ tax matters	74	(8)	(24)
Change in valuation allowance	—	—	(800)

	$4,477	$812	$(47)

	31.4%	24.2%	(0.8)%

Deferred income taxes under the liability method reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income tax asset were as follows (in thousands):

	AS OF SEPTEMBER 30,
	2006	2005
Deferred income tax assets:
Allowance for doubtful accounts	$250	$176
Inventories	1,161	1,121
Capitalized research and development costs	2,052	2,394
Intangible assets	286	215
AMT carryforward	—	294
NOL carryforwards, tax credits and deferrals	3	1,362
Stock-based compensation	207	—
Accrued product warranty	216	236
Accrued compensated absences	254	267
Insurance and other reserves	14	47

	4,443	6,112
Deferred income tax liabilities:
Allowance for doubtful accounts	(14)	—
Inventories	(118)	—
Property, plant and equipment and other	(1,125)	(1,286)
Comprehensive income	(562)	—

Net deferred income tax asset	$2,624	$4,826

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Deferred income taxes are reported as follows in the accompanying consolidated balance sheet (in thousands):

	AS OF SEPTEMBER 30,
	2006	2005
Current deferred income tax asset	$1,805	$1,847
Noncurrent deferred income tax asset	951	2,979
Current deferred income tax liability	(132)	—

	$2,624	$4,826

The current deferred income tax liability of $132,000 is related to the Company’s Russian subsidiary and is not netted against the Company’s other current deferred income tax assets which were derived in other taxing jurisdictions. This liability is included in accrued expenses and other current liabilities on the balance sheet.

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

The financial reporting bases of investments in foreign subsidiaries exceed their tax bases. A deferred tax liability is not recorded for this temporary difference because the investment is essentially permanent. A reversal of the Company’s plans to permanently invest in these foreign operations would cause the excess to become taxable. At September 30, 2006 and 2005, the temporary difference related to undistributed earnings for which no deferred taxes have been provided was approximately $9.9 million and $10.3 million, respectively. The Company will need to reassess and reassert its ability and intent to indefinitely reinvest the remaining foreign earnings in order to continue the application of the exception under APB 23.

From time to time the Company is the subject of audits by various tax authorities that can result in claims and assessments and additional tax payments, penalties and interest. At present, there are no pending audits of the Company’s past tax returns.

As a result of the Company’s income for the year ended September 30, 2006, the Company was able to utilize previously benefited items of $1.0 million in foreign tax credits, federal operating loss carryforwards of $0.5 million, alternative minimum tax carryforwards of $0.3 million, research and experimentation credits of $81,000 and general business credits of $46,000. The Company utilized substantially all of such credits and carryforwards available at September 30, 2006.

Utilizing the provisions of the American Jobs Creation Act of 2004, the Company repatriated earnings of $3.5 million from foreign subsidiaries.

13. Earnings Per Common Share:

Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

determined on the assumption that outstanding dilutive stock options have been exercised and the aggregate proceeds as defined were used to reacquire common stock using the average price of such common stock for the period.

The following table summarizes the calculation of weighted average common shares and common equivalent shares outstanding for purposes of basic and diluted earnings per share (in thousands, except share and per share amounts):

	YEAR ENDED SEPTEMBER 30,
	2006	2005	2004
Net income	$9,770	$2,507	$5,953
Weighted average common shares and common share equivalents:
Common shares	5,686,600	5,606,858	5,573,611
Common share equivalents	269,312	136,743	111,242

Total weighted average common shares and common share equivalents	5,955,912	5,743,601	5,684,853

Earnings per share:
Basic	$1.72	$0.45	$1.07

Diluted	$1.64	$0.44	$1.05

Options totaling 420, 5,360 and 19,260 shares of common stock in fiscal years 2006, 2005 and 2004 respectively, were not included in the calculation of weighted average shares for diluted earnings per share because their effects were antidilutive.

14. Related Party Transactions:

Sales to OYO Japan and other affiliated companies were approximately $0.6 million, $0.4 million and $0.5 million during fiscal years 2006, 2005 and 2004, respectively. Purchases of inventory and equipment from OYO Japan were approximately $0.1 million, $0.1 million and $0.8 million during fiscal years 2006, 2005 and 2004, respectively.

15. Commitments and Contingencies:

Operating Leases

The Company leases certain equipment under short-term cancelable operating leases; therefore the Company does not have future minimum rental commitments under noncancelable operating leases. Rent expense was approximately $0.1 million, $0.1 million, and $0.2 million for fiscal years 2006, 2005 and 2004, respectively.

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

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

16. Supplemental Cash Flow Information:

Supplemental cash flow information is as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2006	2005	2004
Cash paid for:
Interest	$221	$110	$215
Income taxes	1,598	1,961	309
Noncash investing and financing activities:
Purchase of Graphtec assets and inventory	—	—	1,818
Accrued capital expenditures	257	—	—
Common stock issued pursuant to Employee and Director Plan	60	60	38

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

The following tables summarize the Company’s segment information:

	YEAR ENDED SEPTEMBER 30,
	2006	2005	2004
Net sales:
Seismic	$88,480	$59,401	$50,651
Thermal Solutions	15,183	13,422	12,991
Corporate	37	—	—
Eliminations	—	—	(104)

Total	103,700	72,823	63,538

Income (loss) from operations:
Seismic	22,307	10,072	10,860
Thermal Solutions	550	363	1,118
Corporate	(8,406)	(7,028)	(6,107)

Total	14,451	3,407	5,871

Total assets:
Seismic	*	58,021	49,667
Thermal Solutions	*	14,194	15,979
Corporate	*	12,207	12,148

Total	*	$84,422	$77,794

*	During fiscal year 2006, the Company combined the manufacturing operations for its Seismic and Thermal Solutions business segments. While the combination of the two segments resulted in more streamlined operations, the Company no longer segregates and reports certain balance sheet accounts for these segments. As a result, the Company has discontinued the reporting of business segment balance sheet information.

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

“Corporate” consists primarily of overhead expenses and unallocated assets. Unallocated corporate assets primarily consist of the Company’s building, office equipment, deferred tax assets and other general assets.

The Company has operations in the United States, Canada, Russia and the United Kingdom. Sales information for the Company is as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2006	2005	2004
United States	$88,048	$60,466	$51,473
Canada	9,662	11,428	7,295
Russia	10,979	9,937	6,214
United Kingdom	3,704	3,282	3,149
Eliminations	(8,693)	(12,290)	(4,593)

	$103,700	$72,823	$63,538

Summaries of net sales by geographic area for fiscal years 2006, 2005 and 2004 are as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2006	2005	2004
Asia (excluding Japan and Middle East)	$16,171	$8,394	$8,903
Canada	11,428	17,643	8,356
Europe	33,754	16,769	19,404
Japan	97	505	689
Middle East	2,920	7,772	581
United States	36,726	19,493	24,754
Other	2,604	2,247	851

	$103,700	$72,823	$63,538

Net sales are attributed to countries based on the ultimate destination of the product sold, if known. If the ultimate destination is not known, net sales are attributed to countries based on the geographic location of the initial shipment.

Long-lived assets were as follows (in thousands):

	AS OF SEPTEMBER 30,
	2006	2005
United States	$23,415	$22,790
Canada	1,802	3,553
Russia	3,612	2,431
United Kingdom	502	494
China	8	12

	$29,339	$29,280

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

18. Selected Quarterly Information (Unaudited):

The following table represents summarized data for each of the quarters in fiscal years 2006 and 2005 (in thousands, except per share amounts).

	2006
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$29,048	$30,064	$22,673	$21,915
Gross profit	10,195	11,363	7,512	7,185
Income from operations	5,142	5,150	2,181	1,978
Other income (expense), net	(82)	35	(52)	(105)
Net income	3,486	3,442	1,567	1,275
Basic earnings per share	$0.61	$0.60	$0.28	$0.23

Diluted earnings per share	$0.58	$0.57	$0.26	$0.22

	2005
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$13,121	$23,115	$21,318	$15,269
Gross profit	3,140	6,570	7,208	4,964
Income (loss) from operations	(885)	1,754	2,036	502
Other income (expense), net	(30)	(112)	49	49
Net income (loss)	(565)	1,158	1,542	372
Basic earnings (loss) per share	$(0.10)	$0.21	$0.28	$0.07

Diluted earnings (loss) per share	$(0.10)	$0.20	$0.27	$0.07

Schedule II

OYO Geospace Corporation and Subsidiaries

Valuation and Qualifying Accounts

(In Thousands)

	Balance at Beginning of Period	Charged to Costs And Expenses	Charged to Other Assets	(Deductions) And Additions	Balance at End of Period
Year ended September 30, 2006
Allowance for doubtful accounts on accounts and notes receivable	$730	$208	$—	$(181)	$757

Year ended September 30, 2005
Allowance for doubtful accounts on accounts and notes receivable	689	337	—	(296)	730

Year ended September 30, 2004
Allowance for doubtful accounts on accounts and notes receivable	$478	$145	$—	$66	$689

	Balance at Beginning of Period	Charged to Costs And Expenses	Charged to Other Assets	(Deductions)	Balance at End Of Period
Year ended September 30, 2006
Inventory obsolescence reserve	$2,404	$807	$—	$(846)	$2,365

Year ended September 30, 2005
Inventory obsolescence reserve	1,632	772	—	—	2,404

Year ended September 30, 2004
Inventory obsolescence reserve	$1,053	$663	$—	$(84)	$1,632