Form 10-Q
period 2006-12-31
OYO GEOSPACE CORP
filed 2007-02-07
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended December 31, 2006 OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 001-13601

OYO GEOSPACE CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	76-0447780
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

There were 5,748,608 shares of the Registrant’s Common Stock outstanding as of the close of business on February 5, 2007.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2006	September 30, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,442	$2,054
Trade accounts receivable, net	19,100	20,720
Notes receivable, net	1,445	1,449
Inventories, net	46,614	49,378
Deferred income tax	2,148	1,805
Prepaid expenses and other	2,057	1,178

Total current assets	75,806	76,584
Rental equipment, net	527	612
Property, plant and equipment, net	26,817	24,481
Patents, net	1,585	1,758
Goodwill	1,843	1,843
Deferred income tax	1,026	951
Notes receivable-noncurrent, net	1,939	2,302
Other assets	563	645

Total assets	$110,106	$109,176

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Book overdrafts	$—	$636
Notes payable and current maturities of long-term debt	317	312
Accounts payable	8,376	6,593
Accrued expenses and other	7,142	8,108
Deferred revenue	1,590	9,313
Income tax payable	3,809	1,007

Total current liabilities	21,234	25,969
Long-term debt	4,465	7,440

Total liabilities	25,699	33,409

Stockholders’ equity:
Preferred stock	—	—
Common stock	57	57
Additional paid-in capital	35,443	34,637
Retained earnings	47,878	40,029
Accumulated other comprehensive income	1,029	1,044

Total stockholders’ equity	84,407	75,767

Total liabilities and stockholders’ equity	$110,106	$109,176

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended December 31, 2006	Three Months Ended December 31, 2005
Net sales	$44,753	$21,915
Cost of sales	26,114	14,730

Gross profit	18,639	7,185
Operating expenses:
Selling, general and administrative	4,539	3,792
Research and development	2,395	1,415

Total operating expenses	6,934	5,207

Income from operations	11,705	1,978
Other income (expense):
Interest expense	(111)	(197)
Interest income	126	117
Foreign exchange losses	(18)	(40)
Other, net	13	15

Total other income (expense), net	10	(105)

Income before income taxes	11,715	1,873
Income tax expense	3,866	598

Net income	$7,849	$1,275

Basic earnings per share	$1.37	$0.23

Diluted earnings per share	$1.30	$0.22

Weighted average shares outstanding - Basic	5,745,440	5,634,662

Weighted average shares outstanding - Diluted	6,036,171	5,837,711

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended December 31, 2006	Three Months Ended December 31, 2005
Cash flows from operating activities:
Net income	$7,849	$1,275
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax expense (benefit)	(947)	416
Depreciation	690	735
Amortization	174	174
Stock-based compensation expense	169	161
Inventory obsolescence reserve	787	118
Bad debt expense (recovery)	(248)	304
Effects of changes in operating assets and liabilities:
Trade accounts and notes receivable	2,235	(6,113)
Inventories	1,977	(1,970)
Prepaid expenses and other assets	(880)	(1)
Accounts payable	1,783	800
Accrued expenses and other	74	776
Deferred revenue	(7,723)	145
Income tax payable	2,802	(490)

Net cash provided by (used in) operating activities	8,742	(3,670)

Cash flows from investing activities:
Capital expenditures	(2,947)	(231)
Investment in business acquisitions, net of cash acquired	—	(100)

Net cash used in investing activities	(2,947)	(331)
Cash flows from financing activities:
Change in book overdrafts	(636)	—
Borrowings under debt arrangements	3,890	8,383
Principal payments on debt arrangements	(6,861)	(4,368)
Excess tax benefit from share-based compensation	393	—
Proceeds from exercise of stock options	12	145

Net cash provided by (used in) financing activities	(3,202)	4,160

Effect of exchange rate changes on cash	(205)	23

Increase in cash and cash equivalents	2,388	182
Cash and cash equivalents, beginning of period	2,054	1,753

Cash and cash equivalents, end of period	$4,442	$1,935

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet of OYO Geospace Corporation (“OYO Geospace”) and its subsidiaries (collectively, the “Company”) at September 30, 2006 was derived from the Company’s audited consolidated financial statements at that date. The consolidated balance sheet at December 31, 2006 and the consolidated statements of operations for the three months ended December 31, 2006 and 2005, and the consolidated statements of cash flows for the three months ended December 31, 2006 and 2005 were prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows were made. The results of operations for the three months ended December 31, 2006 are not necessarily indicative of the operating results for a full year or of future operations.

Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America were omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company recognizes revenue when all of the following criteria are met:

•

Persuasive evidence of an arrangement exists. The Company operates under a purchase order/contract system for goods sold to customers, and under rental/lease agreements for equipment rentals. These documents evidence that an arrangement exists.

•

Delivery has occurred or services have been rendered. For product sales, the Company does not recognize revenues until delivery has occurred or performance tests are met. For rental revenue, the Company recognizes revenue when earned.

•	The seller’s price to the buyer is fixed or determinable. Sales prices are defined in writing in a customer’s purchase order, purchase contract or equipment rental agreement.

•	Collectibility is reasonably assured. The Company evaluates customer credit to ensure that collectibility of revenue is reasonably assured.

Occasionally the Company’s seismic customers are not able to take immediate delivery of products which were specifically manufactured to the customer’s specifications. These occasions generally occur when customers face logistical issues such as project delays or with their seismic crew deployment. In these instances, customers have asked the Company to hold the equipment for a short period of time until they can take physical delivery of the product (referred to as “bill and hold” arrangements). The Company considers the following criteria for recognizing revenue when delivery has not occurred:

•	Whether the risks of ownership have passed to the customer,

•	Whether the Company has obtained a fixed commitment to purchase the goods in written documentation from the customer,

•	Whether the customer requested that the transaction be on a bill and hold basis and the Company has received that request in writing,

•	Whether there is a fixed schedule for delivery of the product,

•	Whether the Company has any specific performance obligations such that the earning process is not complete,

•	Whether the equipment is segregated from other inventory and is not subject to being used to fill other orders, and

•	Whether the equipment is complete and ready for shipment.

The Company does not modify our normal billing and credit terms for these types of sales. As of December 31, 2006, we had no sales recorded under bill and hold arrangements.

Research and Development Costs

The Company expenses research and development costs as incurred. Research and development costs include salaries, employee benefit costs, department supplies, direct project costs and other related costs.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Product Warranties

The Company offers a standard product warranty obligating it to repair or replace equipment with manufacturing defects. The Company maintains a reserve for future warranty costs based on historical experience or, in the absence of historical product experience, management’s estimates. Changes in the warranty reserve are reflected in the following table (in thousands):

Balance at the beginning of the period (October 1, 2006)	$689
Accruals for warranties issued during the period	438
Accruals related to pre-existing warranties (including changes in estimates)	—
Settlements made (in cash or in kind) during the period	(190)

Balance at the end of the period (December 31, 2006)	$937

Stock-Based Compensation

The Company’s employees and non-employee directors participate in stock-based compensation plans. The plans provide for the granting of non-qualified stock options and other equity-based incentive awards to officers, key employees and non-employee directors.

The Company recorded stock-based compensation expense of approximately $0.2 million for each of the three month periods ended December 31, 2006 and December 31, 2005. The Company granted zero and 5,000 options during the three months ended December 31, 2006 and December 31, 2005, respectively.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS No. 154”), “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.” (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted the provisions of SFAS No. 154 as of October 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Company’s consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2. Earnings Per Common Share

The following table summarizes the calculation of net earnings and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings per share (in thousands, except per share data):

	Three Months Ended December 31, 2006	Three Months Ended December 31, 2005
Net earnings available to common stockholders	$7,849	$1,275
Weighted average common shares and common share equivalents:
Common shares used in basic earnings per share	5,745,440	5,634,662
Common share equivalents	290,731	203,049

Total weighted average common shares and common share equivalents used in diluted earnings per share	6,036,171	5,837,711

Basic earnings per common share	$1.37	$0.23

Diluted earnings per common share	$1.30	$0.22

Options totaling zero and 1,580 shares of common stock for the three months ended December 31, 2006 and December 31, 2005, respectively, were not included in the computation of weighted average shares because the impact of these options was antidilutive.

3. Comprehensive Income

Comprehensive income includes all changes in a company’s equity, except those resulting from investments by and distributions to stockholders. The following table summarizes the components of comprehensive income (in thousands):

	Three Months Ended December 31, 2006	Three Months Ended December 31, 2005
Net income	$7,849	$1,275
Foreign currency translation adjustments	(15)	52

Total comprehensive income	$7,834	$1,327

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4. Trade Accounts and Notes Receivable

Current trade accounts and notes receivable are reflected in the following (in thousands):

	December 31, 2006	September 30, 2006
Trade accounts receivable	$19,617	$21,477
Allowance for doubtful accounts	(517)	(757)

	$19,100	$20,720

The allowance for doubtful accounts represents the Company’s best estimate of probable credit losses. The Company determines the allowance based upon historical experience and a review of its balances. Accounts receivable balances are charged off against the allowance whenever it is probable that the receivable will not be recoverable.

At each of December 31, 2006 and September 30, 2006, the Company’s current notes receivable was approximately $1.4 million. The Company’s current notes receivable at December 31, 2006 and September 30, 2006 did not require an allowance for doubtful notes. The Company also had notes receivable of approximately $1.9 million and $2.3 million classified as long-term at December 31, 2006 and September 30, 2006, respectively. Notes receivable are generally collateralized by the products sold and bear interest at rates ranging up to 11.3% per year.

5. Inventories

Inventories consisted of the following (in thousands):

	December 31, 2006	September 30, 2006
Finished goods	$12,997	$11,077
Work-in-process	11,610	17,661
Raw materials	25,158	23,005
Obsolescence reserve	(3,151)	(2,365)

	$46,614	$49,378

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

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following tables summarize the Company’s segment information (in thousands):

	Three Months Ended December 31, 2006	Three Months Ended December 31, 2005
Net sales:
Seismic	$41,220	$18,997
Thermal Solutions	3,440	2,918
Corporate	93	—

Total	$44,753	$21,915

Income (loss) from operations:
Seismic	$14,446	$4,225
Thermal solutions	(138)	(289)
Corporate	(2,603)	(1,958)

Total	$11,705	$1,978

7. Credit Agreement

On November 22, 2004, several of the Company’s subsidiaries entered into a credit agreement (the “Credit Agreement”) with a bank. Under the Credit Agreement, as amended on January 10, 2007 by the Third Amendment to Credit Agreement, the Company’s borrower subsidiaries can borrow up to $25.0 million secured principally by their accounts receivable, inventories and equipment. Prior to the Third Amendment to Credit Agreement, the Company’s borrower subsidiaries were able to borrow up to $20.0 million. The Credit Agreement as amended expires on January 31, 2010. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial ratios, restricts the Company’s and the borrower subsidiaries’ ability to pay dividends and contains other covenants customary in agreements of this type.

At December 31, 2006, there were no borrowings under the Credit Agreement and $1.2 million of standby letters of credit outstanding. The Company was not subject to a borrowing base and was able to borrow the full available amount subject to its remaining in compliance with certain covenants. The interest rate for borrowing under the Credit Agreement is, at the Company’s option, a discounted prime rate or a LIBOR based rate, as defined.

8. Intellectual Property; Film Supplier Developments

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

9. Income Taxes

The United States statutory tax rate for the periods reported was 34.0%. The Company’s effective tax rate for the three months ended December 31, 2006 and 2005 was 33.0% and 31.9%, respectively. The lower effective tax rates from statutory rates for each period reflect tax benefits related to (i) the extraterritorial income deductions applicable to foreign export sales, (ii) the new manufacturers’/producers’ deduction, and (iii) a lower tax rate applicable to profits earned in the Russian Federation.

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

This report on Form 10-Q and the documents incorporated by reference herein, if any, contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these forward-looking statements by terminology such as “may”, “will”, “should”, “intend”, “expect”, “plan”, “budget”, “forecast”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other forward-looking information. These forward-looking statements reflect our best judgment about future events and trends based on the information currently available to us. However, there will likely be events in the future that we are not able to predict or control. The factors listed under the caption “Risk Factors” in our Form 10-K for the fiscal year ended September 30, 2006, as well as other cautionary language in such Report on Form 10-K and this Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this Report on Form 10-Q could have a material adverse effect on our business, results of operations and financial position, and actual events and results of operations may vary materially from our current expectations.

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

Our wholly-owned subsidiary in Russia, OYO-GEO Impulse International, LLC (“OYO-GEO Impulse”), manufactures international standard geophone sensors and related seismic products for the Russian and other international seismic marketplaces. Operating in foreign locations involves certain risks as discussed under the heading “Quantitative and Qualitative Disclosures about Market Risk – Foreign Currency” and “—Operations Risk and Foreign Currency Intercompany Accounts and Notes Receivable”.

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

In addition, we produce seismic borehole acquisition systems which employ a fiber optic augmented wireline capable of very high data transmission rates. These systems are used for several reservoir characterization applications, including an application pioneered by us allowing operators and service companies to monitor and measure the results of fracturing operations. Our customers are deploying these borehole systems in the United States, Canada, Mexico and China.

Emerging Technology Products

We have been expanding our products beyond seismic applications by utilizing our existing engineering experience and manufacturing capabilities. We now design and manufacture power and communication transmission cable products for offshore applications and market these products to the offshore oil and gas and offshore construction industries. These products include a variety of specialized cables, primarily used in deepwater applications, such as remotely operated vehicle (“ROV”) tethers, umbilicals and electrical control cables. These products also include specially designed and manufactured cables, including armored cables, engineered to withstand harsh offshore operating environments.

In addition, we design and manufacture industrial sensors for the vibration monitoring and earthquake detection markets. We also design and manufacture other specialty cable products, such as those used in connection with global positioning products.

Thermal Solution Products

Our thermal solutions product technologies were originally developed for seismic data processing applications. In 1995 we modified this technology for application in other markets. Our thermal solutions products include thermal printers, thermal printheads and dry thermal film. Our thermal printers produce images ranging in size from 12 to 54 inches wide and in resolution from 400 to 1,200 dots per inch, or “dpi”. We market our thermal solutions products to a variety of industries, including the screen print, point of sale, signage and textile markets. We also continue to sell these products to our seismic customers, though this market comprises a small percentage of sales of our thermal solutions products.

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

Facilities Expansion

We are currently running at or near full capacity in portions of our Pinemont facility. As a result, we are in the process of expanding the manufacturing space at our Pinemont facility to approximately double its current size and adding the appropriate manufacturing machinery and equipment to meet expected future demand. We estimate the facility expansion and machinery and equipment additions will cost approximately $12.0 million and will be completed by the end of the second quarter of our 2007 fiscal year. Costs for the facility expansion and machinery and equipment are being funded from our internal cash flows and/or from borrowings under our Credit Agreement, discussed below under the heading “—Liquidity and Capital Resources”. Upon completion of the Pinemont facility expansion, we expect to obtain a long-term loan secured by a mortgage on our Pinemont facility to replenish our cash reserves and/or repay borrowings under our Credit Agreement.

As a result of growth in our Russian operation, and with an expectation of new product lines to be introduced over the coming years, we are beginning to undertake a 92,000 square foot expansion of our existing 120,000 square foot facility in Ufa. The cost of the expansion will be approximately $3.0 million and the new facility is expected to be completed before the end of the 2007 calendar year. The Russian facility expansion is expected to be financed from our internal cash flows and/or from borrowings under our Credit Agreement, discussed below under the heading “—Liquidity and Capital Resources”.

Incentive Compensation Program

We have adopted an incentive compensation program for fiscal year 2007 whereby most employees are eligible to receive incentive compensation upon the company reaching a 5% pretax return on shareholders’ equity, which was determined as of September 30, 2006. In addition, certain key employees are also required to achieve specific goals to earn a significant portion of their incentive compensation award. Bonus awards earned under the program are paid out to eligible employees after the end of the fiscal year.

Upon reaching the 5% threshold under this program, an incentive compensation accrual is established equal to 30% of the amount of any consolidated pretax profits above the 5% pretax return threshold. The maximum aggregate bonus under the program for fiscal year 2007 is $3.2 million. As a result of the significant pretax profits earned by the company during the three months ended December 31, 2006 and upon the expectation that key employees will achieve their goals, we have accrued incentive compensation expenses of $3.2 million during our first fiscal quarter of fiscal year 2007, which is the maximum amount allowed under the program. As a result, we anticipate that there will be no additional accruals of incentive compensation expense throughout the remainder of fiscal year 2007. Under a similar incentive compensation program for fiscal year 2006, we accrued incentive compensation expenses of $0.5 million for the three months ended December 31, 2005.

Results of Operations

We report and evaluate financial information for two segments: Seismic and Thermal Solutions. Summary financial data by business segment follows (in thousands):

	Three Months Ended December 31, 2006	Three Months Ended December 31, 2005
Seismic
Net sales	$41,220	$18,997
Operating income	14,446	4,225
Thermal Solutions
Net sales	3,440	2,918
Operating loss	(138)	(289)
Corporate
Net sales	93	—
Operating loss	(2,603)	(1,958)
Consolidated Totals
Net sales	44,753	21,915
Operating income	11,705	1,978

Overview

Three months ended December 31, 2006 compared to three months ended December 31, 2005

Consolidated sales for the three months ended December 31, 2006 increased by $22.8 million, or 104.2%, from the corresponding period of the prior fiscal year. The increase in sales primarily reflects strong demand for our seismic exploration products and the revenue recognition of $16.9 million from sales of reservoir characterization systems.

Consolidated gross profits for the three months ended December 31, 2006 increased by $11.5 million, or 159.4%, from the corresponding period of the prior fiscal year. The increased gross profits are due to increased sales, including the revenue recognition of seismic reservoir products which have higher gross profit margins. Such gross profits were partially offset by $1.0 million of additional incentive compensation expense attributable to our manufacturing employees, as discussed above under the heading “—Incentive Compensation Programs”.

Consolidated operating expenses for the three months ended December 31, 2006 increased $1.7 million, or 33.2%, from the corresponding period of the prior fiscal year. The increased operating expenses primarily resulted from an increase in incentive compensation expense of $1.8 million for our non-manufacturing employees, as discussed above under the heading “—Incentive Compensation Programs”. Such increase in operating expenses was partially offset by a $0.5 million decline in bad debt expenses.

The United States statutory tax rate for the periods reported was 34.0%. The Company’s effective tax rate for the three months ended December 31, 2006 and 2005 was 33.0% and 31.9%, respectively. The lower effective tax rates from statutory tax rates for each period reflect tax benefits related to (i) the extraterritorial income deductions applicable to foreign export sales, (ii) the new manufacturers’/producers’ deduction, and (iii) a lower tax rate applicable to profits earned by our subsidiary in the Russian Federation.

Seismic Products

Net Sales

Sales of our seismic products for the three months ended December 31, 2006 increased $22.2 million, or 117.0%, from the corresponding period of the prior fiscal year. The sales increase was primarily due to increased sales of reservoir characterization products, including our recognition of $16.2 million in revenues from the sale of a reservoir characterization system to be installed in the Caspian Sea. In addition, sales of our seismic exploration products, including product sales into the Canadian and Russian markets, have increased as a result of increasing worldwide oil and gas exploration activities.

Operating Income

Our operating income associated with sales of our seismic products for the three months ended December 31, 2006 increased $10.2 million, or 242.0%, from the corresponding period of the prior fiscal year. The increase in operating income resulted from increased sales, including revenue recognition of the $16.2 million reservoir characterization system discussed above. The increased operating income was partially offset by a $2.7 million increase in incentive compensation expense resulting from the company achieving the maximum accrual allowed under its incentive compensation programs, discussed above under the heading “—Incentive Compensation Program”.

Thermal Solutions Products

Net Sales

Sales of our thermal solutions products for the three months ended December 31, 2006 increased $0.5 million, or 17.9%, from the corresponding period of the prior fiscal year. This increase is primarily due to increased sales of thermal imaging equipment and thermal printheads due to manufacturing process improvements implemented since the first quarter of the prior fiscal year. This increase was partially offset by a decrease in thermal film sales.

Operating Loss

Our operating loss associated with sales of our thermal solutions products for the three months ended December 31, 2006 decreased $0.2 million, or 52.3%, from the corresponding period of the prior fiscal year. Such improvement is generally the result of increased sales and manufacturing process improvements implemented since the prior year.

Liquidity and Capital Resources

At December 31, 2006, we had $4.4 million in cash and cash equivalents. For the three months ended December 31, 2006, we generated approximately $8.7 million of cash from operating activities. The cash generated from operating activities resulted from net income of $7.8 million, which included non-cash charges of $1.0 million for depreciation, amortization and stock-based compensation. Other sources of cash from operating activities and changes in our working capital accounts included (i) a $2.8 million increase in income taxes payable resulting from increased profits, (ii) $2.0 million of reductions in inventories, primarily resulting from the recognition of revenue due to the sale of a large reservoir characterization system, (iii) a $2.2 million decline in accounts and notes receivable due to improved collections, and (iv) a $1.8 million temporary increase in accounts payable resulting from the timing of cash disbursements. These sources of cash were partially offset by a $7.7 million decline in deferred revenue resulting from the recognition of revenue due to the sale of a large reservoir characterization system.

For the three months ended December 31, 2006, we used approximately $2.9 million of cash in investing activities for capital expenditures. We estimate that our total capital expenditures in fiscal year 2007 will be approximately $14.5 million, which includes expenditures to expand our Pinemont facility and to acquire new machinery and equipment. For the three months ended December 31, 2006, we incurred construction costs of $1.6 million for the Pinemont facility expansion and have incurred total construction costs of $2.2 million to-date for the

Pinemont facility expansion. We are funding the cost of the Pinemont facility expansion and machinery and equipment from our internal cash flow and/or from borrowings under the Credit Agreement. Upon completion of the Pinemont facility expansion, we expect to obtain a long-term loan secured by a mortgage on our Pinemont facility to replenish our cash reserves and/or repay borrowings under our Credit Agreement. We also plan to expand our manufacturing facilities in Ufa, Russia by 92,000 square feet. The cost of the Russian expansion will be approximately $3.0 million and is expected to be completed by the end of calendar year 2007. We expect to fund the Russian facility expansion from our internal cash flow and/or from borrowings under the Credit Agreement.

For the three months ended December 31, 2006, we used approximately $3.2 million of cash in financing activities primarily from net repayments under the Credit Agreement, as discussed below.

On November 22, 2004, several of our subsidiaries entered into a credit agreement (the “Credit Agreement”) with a bank. Under the Credit Agreement, as amended on January 10, 2007 by the Third Amendment to Credit Agreement, our borrower subsidiaries can borrow up to $25.0 million principally secured by their accounts, inventories and equipment. Prior to the Third Amendment to Credit Agreement, our borrower subsidiaries could borrow up to $20.0 million. The Credit Agreement as amended, expires on January 31, 2010. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial amounts, restricts our and our borrower subsidiaries’ ability to pay dividends and contains other covenants customary in agreements of this type. We believe that the ratio of total liabilities to tangible net worth and the asset coverage ratio could prove to be the most restrictive. The interest rate for borrowings under the Credit Agreement is, at our borrower subsidiaries’ option, a discounted prime rate or a LIBOR based rate. At December 31, 2006, there were no borrowings under the Credit Agreement and $1.2 million of standby letters of credit outstanding.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We consider many factors in selecting appropriate operational and financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. We continually evaluate our estimates, including those related to bad debt reserves, inventory obsolescence reserves, self-insurance reserves for medical expenses, product warranty reserves, intangible assets, stock-based compensation and deferred income tax assets. We base our estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different conditions or assumptions.

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

•

Delivery has occurred or services have been rendered. For product sales, we do not recognize revenues until delivery has occurred or performance tests are met. For rental revenue, we recognize revenue when earned.

•	The seller’s price to the buyer is fixed or determinable. Sales prices are defined in writing in a customer’s purchase order, purchase contract or equipment rental agreement.

•	Collectibility is reasonably assured. We evaluate customer credit to ensure collectibility is reasonably assured.

Occasionally our seismic customers are not able to take immediate delivery of products which were specifically manufactured to the customer’s specifications. These occasions generally occur when customers face logistical issues such as project delays or with their seismic crew deployment. In these instances, our customers have asked us to hold the equipment for a short period of time until they can take physical delivery of the product (referred to as “bill and hold” arrangements). We consider the following criteria for recognizing revenue when delivery has not occurred:

•	Whether the risks of ownership have passed to the customer,

•	Whether we have obtained a fixed commitment to purchase the goods in written documentation from the customer,

•	Whether the customer requested that the transaction be on a bill and hold basis and we received that request in writing,

•	Whether there is a fixed schedule for delivery of the product,

•	Whether we have any specific performance obligations such that the earning process is not complete,

•	Whether the equipment is segregated from our other inventory and not subject to being used to fill other orders, and

•	Whether the equipment is complete and ready for shipment.

We do not modify our normal billing and credit terms for these types of sales. As of December 31, 2006, we had no sales recorded under bill and hold arrangements.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS No. 154”), “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.” (“SFAS No. 154”) SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted the provisions of SFAS No. 154 as of October 1, 2006. The adoption of SFAS No. 154 did not have a material effect on our consolidated financial statements.

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

Foreign Currency and Operations Risk

One of our wholly-owned subsidiaries, OYO-GEO Impulse, is located in the Russian Federation. Therefore, our financial results may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions in the Russian Federation or changes in its political climate. Our consolidated balance sheet at December 31, 2006 reflected approximately $4.5 million of net working capital related to OYO-GEO Impulse. OYO-GEO Impulse both receives its income and pays its expenses primarily in rubles. To the extent that transactions of OYO-GEO Impulse are settled in rubles, a devaluation of the ruble versus the U.S. dollar could reduce any contribution from OYO-GEO Impulse to our consolidated results of operations and total comprehensive income as reported in U.S. dollars. We do not hedge the market risk with respect to our operations in the Russian Federation; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of rubles versus U.S. dollars to the extent such disruptions result in any reduced valuation of OYO-GEO Impulse’s net working capital or future contributions to our consolidated results of operations. At December 31, 2006, the foreign exchange rate of the U.S. dollar to the ruble was 1:26.3. If the U.S. dollar versus ruble exchange rate were to decline by ten percent, our working capital could decline by $0.5 million.

Foreign Currency Intercompany Accounts and Notes Receivable

From time to time, we provide access to capital to our foreign subsidiaries through U.S. dollar denominated interest bearing promissory notes. Such funds are generally used by our foreign subsidiaries to purchase capital assets and for general working capital needs. In addition, we sell products to our foreign subsidiaries in U.S. dollars on trade credit terms. Because these U.S. dollar denominated intercompany debts are accounted for in the local currency of our foreign subsidiaries, any appreciation or devaluation of such foreign currencies against the U.S. dollar will result in a gain or loss, respectively, to our consolidated statement of operations. At December 31, 2006, we had outstanding accounts and notes receivable of $1.8 million from our subsidiary in the Russian Federation. At December 31, 2006, the foreign exchange rate of the U.S. dollar to ruble was 1:26.3. If the U.S. dollar versus ruble exchange rate were to decline by ten percent our intercompany notes receivable could decline by $0.2 million.

Floating Interest Rate Risk

The Credit Agreement and the real estate mortgage agreement for our Pinemont facility each contains a floating interest rate. These floating interest rates subject us to the risk of increased interest costs associated with any upward movements in bank market interest rates. Under the Credit Agreement, our borrowing interest rate is a discounted prime lending rate or a LIBOR based rate, whichever we select. Under the real estate mortgage agreement, our borrowing rate is a LIBOR based rate plus 159 basis points with a minimum rate of 3.8%. As of December 31, 2006, we did not have any borrowings under the Credit Agreement and had standby letters of credit in the amount of $1.2 million outstanding. We also had borrowings of $2.7 million outstanding under our real estate mortgage agreement at a rate of 6.9%. Due to the amount of borrowings outstanding under these facilities, including potential borrowings available under the Credit Agreement, any increased interest costs associated with movements in market interest rates could be material to our financial condition, results of operations and/or cash flow. At December 31, 2006, based on our current level of borrowings, a 1.0% increase in interest rates would increase our interest expense annually by approximately $27,000.

Item 4.	Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified under the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Nevertheless, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company’s reports.

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of December 31, 2006 of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report has been made known to them in a timely fashion.

No changes in the Company’s internal controls over financial reporting occurred during the quarterly period ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 6.	Exhibits

The following exhibits are filed with this Report on Form 10-Q.

10.1	OYO Geospace Corporation Fiscal Year 2007 Bonus Plan.

10.2(a)	Third Amendment to Loan Agreement dated January 10, 2007, made by and between Regions Bank and Concord Technologies, LP, Geospace Technologies, LP, OYO Instruments, LP, Geospace Engineering Resources International, LP and OYOG Operations, LP.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 11, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OYO GEOSPACE CORPORATION

Date: February 6, 2007	By:	/s/ Gary D. Owens
Gary D. Owens, Chairman of the Board
President and Chief Executive Officer
(duly authorized officer)

Date: February 6, 2007	By:	/s/ Thomas T. McEntire
Thomas T. McEntire
Chief Financial Officer
(principal financial officer)