Form 10-Q
period 2007-03-31
OYO GEOSPACE CORP
filed 2007-05-09
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2007

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 001-13601

OYO GEOSPACE CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	76-0447780
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 5,809,208 shares of the Registrant’s Common Stock outstanding as of the close of business on May 3, 2007.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2007	September 30, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,354	$2,054
Trade accounts receivable, net	23,386	20,720
Notes receivable, net	2,101	1,449
Inventories, net	48,065	49,378
Deferred income tax	2,340	1,805
Prepaid expenses and other	1,418	1,178

Total current assets	81,664	76,584

Rental equipment, net	252	612
Property, plant and equipment, net	29,907	24,481
Patents, net	1,413	1,758
Goodwill	1,843	1,843
Deferred income tax	808	951
Notes receivable-noncurrent, net	1,796	2,302
Other assets	676	645

Total assets	$118,359	$109,176

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Book overdrafts	$496	$636
Notes payable and current maturities of long-term debt	322	312
Accounts payable	7,319	6,593
Accrued expenses and other	8,250	8,108
Deferred revenue	1,162	9,313
Income tax payable	2,039	1,007

Total current liabilities	19,588	25,969
Long-term debt	8,816	7,440

Total liabilities	28,404	33,409

Stockholders’ equity:
Preferred stock	—	—
Common stock	58	57
Additional paid-in capital	37,704	34,637
Retained earnings	51,025	40,029
Accumulated other comprehensive income	1,168	1,044

Total stockholders’ equity	89,955	75,767

Total liabilities and stockholders’ equity	$118,359	$109,176

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006
Sales	$32,062	$22,673	$76,815	$44,588
Cost of sales	21,420	15,161	47,534	29,891

Gross profit	10,642	7,512	29,281	14,697

Operating expenses:
Selling, general and administrative	4,267	3,749	8,806	7,541
Research and development	1,538	1,582	3,933	2,997

Total operating expenses	5,805	5,331	12,739	10,538

Income from operations	4,837	2,181	16,542	4,159

Other income (expense):
Interest expense	(106)	(229)	(217)	(426)
Interest income	121	162	247	279
Foreign exchange gains (losses)	(10)	1	(28)	(39)
Other, net	(22)	14	(9)	29

Total other expense, net	(17)	(52)	(7)	(157)

Income before income taxes	4,820	2,129	16,535	4,002
Income tax expense	1,673	562	5,539	1,160

Net income	$3,147	$1,567	$10,996	$2,842

Basic earnings per share	$0.54	$0.28	$1.91	$0.50

Diluted earnings per share	$0.52	$0.26	$1.82	$0.48

Weighted average shares outstanding—Basic	5,776,350	5,679,402	5,760,725	5,656,786

Weighted average shares outstanding—Diluted	6,075,200	5,962,446	6,042,478	5,904,750

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended March 31, 2007	Six Months Ended March 31, 2006
Cash flows from operating activities:
Net income	$10,996	$2,842
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax expense (benefit)	(446)	342
Depreciation	1,749	1,757
Amortization	349	329
Stock-based compensation expense	261	339
Inventory obsolescence expense	1,026	120
Loss on disposal of property, plant and equipment	—	49
Bad debt expense	105	243
Effects of changes in operating assets and liabilities:
Trade accounts and notes receivable	(2,917)	(6,657)
Inventories	287	(10,027)
Prepaid expenses and other assets	(240)	(341)
Accounts payable	725	2,490
Accrued expenses and other	335	2,980
Deferred revenue	(8,151)	2,643
Income tax payable	1,032	(118)

Net cash provided by (used in) operating activities	5,111	(3,009)

Cash flows from investing activities:
Capital expenditures	(6,703)	(1,455)
Investment in business acquisitions, net of cash acquired	—	(100)

Net cash used in investing activities	(6,703)	(1,555)

Cash flows from financing activities:
Change in book overdrafts	(140)	1,147
Borrowings under debt arrangements	13,632	17,825
Principal payments on debt arrangements	(12,247)	(15,169)
Excess tax benefit from share-based compensation	1,414	—
Proceeds from exercise of stock options	1,392	952

Net cash provided by financing activities	4,051	4,755

Effect of exchange rate changes on cash	(159)	(30)

Increase in cash and cash equivalents	2,300	161

Cash and cash equivalents, beginning of period	2,054	1,753

Cash and cash equivalents, end of period	$4,354	$1,914

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet of OYO Geospace Corporation (“OYO Geospace”) and its subsidiaries (collectively, the “Company”) at September 30, 2006 was derived from the Company’s audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 2007 and the consolidated statements of operations for the three and six months ended March 31, 2007 and 2006, and the consolidated statements of cash flows for the six months ended March 31, 2007 and 2006 were prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows were made. The results of operations for the three and six months ended March 31, 2007 are not necessarily indicative of the operating results for a full year or of future operations.

Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America were omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

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

The Company does not modify our normal billing and credit terms for these types of sales. As of March 31, 2007, there were no sales recorded under bill and hold arrangements.

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

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Product Warranties

The Company offers a standard product warranty obligating it to repair or replace equipment with manufacturing defects. The Company maintains a reserve for future warranty costs based on historical experience or, in the absence of historical product experience, management’s estimates. Changes in the warranty reserve are reflected in the following table (in thousands):

Balance at the beginning of the period (October 1, 2006)	$689
Accruals for warranties issued during the period	1,196
Accruals related to pre-existing warranties (including changes in estimates)	—
Settlements made (in cash or in kind) during the period	(892)

Balance at the end of the period (March 31, 2007)	$993

Stock-Based Compensation

The Company’s employees and non-employee directors participate in stock-based compensation plans. The plans provide for the granting of non-qualified stock options and other equity-based incentive awards to officers, key employees and non-employee directors.

The Company recorded stock-based compensation expense of approximately $0.1 million and $0.2 million for the three month periods ended March 31, 2007 and March 31, 2006, respectively. The Company recorded stock-based compensation expense of approximately $0.3 million for each of the six month periods ended March 31, 2007 and March 31, 2006. The Company granted no options during the three and six months ended March 31, 2007. The Company granted 12,600 and 17,600 options during the three and six months ended March 31, 2006, respectively.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS No. 154”), “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted the provisions of SFAS No. 154 as of October 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for first fiscal year beginning after November 15, 2006. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on its future results of operations and financial position.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2. Earnings Per Common Share

The following table summarizes the calculation of net earnings and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006
Net earnings available to common stockholders	$3,147	$1,567	$10,996	$2,842

Weighted average common shares outstanding—basic	5,776,350	5,679,402	5,760,725	5,656,786
Weighted average common share equivalents outstanding	298,850	283,044	281,753	247,964

Weighted average common shares and common share equivalents outstanding—diluted	6,075,200	5,962,446	6,042,478	5,904,750

Basic earnings per share	$0.54	$0.28	$1.91	$0.50

Diluted earnings per common share	$0.52	$0.26	$1.82	$0.48

Options totaling zero and 154 shares of common stock for the three months ended March 31, 2007 and March 31, 2006, respectively, and options totaling zero and 816 shares of common stock for the six months ended March 31, 2007 and 2006, respectively, were not included in the computation of weighted average shares because the impact of these options was antidilutive.

3. Comprehensive Income

Comprehensive income includes all changes in a company’s equity, except those resulting from investments by and distributions to stockholders. The following table summarizes the components of comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006
Net income	$3,147	$1,567	$10,996	$2,842
Foreign currency translation adjustments	139	257	124	309

Total comprehensive income	$3,286	$1,824	$11,120	$3,151

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4. Trade Accounts and Notes Receivable

Current trade accounts receivable consisted of the following (in thousands):

	March 31, 2007	September 30, 2006
Trade accounts receivable	$24,250	$21,477
Allowance for doubtful accounts	(864)	(757)

	$23,386	$20,720

The allowance for doubtful accounts represents the Company’s best estimate of probable credit losses. The Company determines the allowance based upon historical experience and a review of its balances. Accounts receivable balances are charged off against the allowance whenever it is probable that the receivable will not be recoverable.

At March 31, 2007 and September 30, 2006, the Company’s current notes receivable was approximately $2.1 million and $1.4 million, respectively. The Company’s current notes receivable at March 31, 2007 and September 30, 2006 did not require an allowance for doubtful notes. The Company also had notes receivable of approximately $1.8 million and $2.3 million classified as long-term at March 31, 2007 and September 30, 2006, respectively. Notes receivable are generally collateralized by the products sold and bear interest at rates ranging up to 11.3% per year.

5. Inventories

Inventories consisted of the following (in thousands):

	March 31, 2007	September 30, 2006
Finished goods	$12,542	$11,077
Work-in-process	12,635	17,661
Raw materials	26,121	23,005
Obsolescence reserve	(3,233)	(2,365)

	$48,065	$49,378

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

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following tables summarize the Company’s segment information (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006
Net sales:
Seismic	$28,487	$18,731	$69,707	$37,728
Thermal solutions	3,533	3,942	6,973	6,860
Corporate	42	—	135	—

Total	$32,062	$22,673	$76,815	$44,588

Income (loss) from operations:
Seismic	$6,547	$4,041	$20,993	$8,266
Thermal solutions	317	379	179	90
Corporate	(2,027)	(2,239)	(4,630)	(4,197)

Total	$4,837	$2,181	$16,542	$4,159

7. Credit Agreement

On November 22, 2004, several of the Company’s subsidiaries entered into a credit agreement (the “Credit Agreement”) with a bank. Under the Credit Agreement, as amended on January 10, 2007 by the Third Amendment to Credit Agreement, the Company’s borrower subsidiaries can borrow up to $25.0 million secured principally by their accounts receivable, inventories and equipment. Prior to the Third Amendment to Credit Agreement, the Company’s borrower subsidiaries were able to borrow up to $20.0 million. The Credit Agreement, as amended, expires on January 31, 2010. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial ratios, restricts the Company’s and the borrower subsidiaries’ ability to pay dividends and contains other covenants customary in agreements of this type.

At March 31, 2007, there were borrowings of $4.4 million under the Credit Agreement and $1.7 million of standby letters of credit outstanding. The Company was not subject to a borrowing base and was able to borrow the full available amount subject to its remaining in compliance with certain covenants. The interest rate for borrowing under the Credit Agreement is, at the Company’s option, a discounted prime rate or a LIBOR based rate, as defined.

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

On March 8, 2007, the Company and the trustee for the bankruptcy estate entered into a court-approved settlement agreement pursuant to which the Company has paid $95,000 to the bankruptcy estate in full settlement of the claims for preferential payments as described above. The Company’s general unsecured claim as a creditor of the Former Primary Film Supplier has been increased to include this $95,000 payment. The settlement agreement also provided for the full release of any claims by the bankruptcy estate against the Company. The Company is unable at this time to predict the outcome and effects of its claim as a creditor.

9. Income Taxes

The United States statutory tax rate for the periods reported was 34.0%. The Company’s effective tax rate for the three months ended March 31, 2007 and 2006 was 34.7% and 26.4%, respectively. The Company’s effective tax rate for the six months ended March 31, 2007 and 2006 was 33.5% and 29.0%, respectively. When compared to the United States statutory rate, the Company’s lower effective tax rate for each period reflects tax benefits related to (i) the extraterritorial income deductions applicable to foreign export sales, (ii) the new manufacturers’/producers’ deduction, and (iii) lower tax rate applicable to profits earned in foreign jurisdictions.

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

This report on Form 10-Q and the documents incorporated by reference herein, if any, contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these forward-looking statements by terminology such as “may”, “will”, “should”, “intend”, “expect”, “plan”, “budget”, “forecast”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other forward-looking information. These forward-looking statements reflect our best judgment about future events and trends based on the information currently available to us. However, there will likely be events in the future that we are not able to predict or control. The factors listed under the caption “Risk Factors” in our Annual Report Form 10-K for the fiscal year ended September 30, 2006, as well as other cautionary language in such Annual Report on Form 10-K and this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this Quarterly Report on Form 10-Q could have a material adverse effect on our business, results of operations and financial position, and actual events and results of operations may vary materially from our current expectations.

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

In addition, we produce seismic borehole acquisition systems which employ a fiber optic augmented wireline capable of very high data transmission rates. These systems are used for several reservoir characterization applications, including an application pioneered by us allowing operators and service companies to monitor and measure the results of fracturing operations. Our customers have deployed these borehole systems in the United States, Canada, Mexico and China.

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

On March 8, 2007, we entered into a court-approved settlement agreement with the trustee of the bankruptcy estate pursuant to which we have paid $95,000 to the bankruptcy estate in full settlement of the claims for preferential payments as described above. Our general unsecured claim as a creditor of the Former Primary Film Supplier has been increased to include this $95,000 payment. The settlement agreement also provided for the full release of any claims by the bankruptcy estate against us. We are unable at this time to predict the outcome and effects of our claim as a creditor.

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

Facilities Expansion

We are currently running at or near full capacity in portions of our Pinemont facility. As a result, we are in the process of expanding the manufacturing space at our Pinemont facility to approximately double its current size and adding the appropriate manufacturing machinery and equipment to meet expected future demand. We estimate the facility expansion and machinery and equipment additions will cost approximately $12.0 million and will be completed by the end of the third quarter of our 2007 fiscal year. Costs for the facility expansion and machinery and equipment are being funded from our internal cash flows and/or from borrowings under our Credit Agreement, discussed below under the heading “—Liquidity and Capital Resources”. Upon completion of the Pinemont facility expansion, we expect to obtain a long-term loan secured by a mortgage on our Pinemont facility to replenish our cash reserves and/or repay borrowings under our Credit Agreement.

As a result of growth in our Russian operation, and with an expectation of new product lines to be introduced over the coming years, we are evaluating the expansion of our existing 120,000 square foot facility in Ufa. We are still in the early phases of planning this construction project and obtaining the necessary permits from local authorities. We now expect this new facility to be completed in the 2008 calendar year at an estimated cost of $3.0 million. The Russian facility expansion is expected to be financed from (i) our internal cash flows, (ii) the sale of non-critical assets, and/or (iii) from borrowings under our Credit Agreement, discussed below under the heading “—Liquidity and Capital Resources”.

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

Upon reaching the 5% threshold under this program, an incentive compensation accrual is established equal to 30% of the amount of any consolidated pretax profits above the 5% pretax return threshold. The maximum aggregate bonus under the program for fiscal year 2007 is $3.2 million. As a result of the significant pretax profits earned by the company during the three months ended December 31, 2006 and upon the expectation that key employees will achieve their goals, we have accrued incentive compensation expenses of $3.2 million during our first fiscal quarter of fiscal year 2007, which is the maximum amount allowed under the program. As a result, there were no incentive compensation expenses recorded during our second quarter of fiscal year 2007, and we anticipate that there will be no additional accruals of incentive compensation expense throughout the remainder of fiscal year 2007. Under a similar incentive compensation program for fiscal year 2006, we accrued incentive compensation expenses of $1.0 million for the six months ended March 31, 2006.

Results of Operations

We report and evaluate financial information for two segments: Seismic and Thermal Solutions. Summary financial data by business segment follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006
Seismic
Revenue	$28,487	$18,731	$69,707	$37,728
Operating income	6,547	4,041	20,993	8,264

Thermal Solutions
Revenue	3,533	3,942	6,973	6,860
Operating income	317	379	179	91

Corporate
Revenue	42	—	135	—
Operating loss	(2,027)	(2,239)	(4,630)	(4,196)

Consolidated Totals
Revenue	32,062	22,673	76,815	44,588
Operating income	4,837	2,181	16,542	4,159

Overview

Three and six months ended March 31, 2007 compared to three and six months ended March 31, 2006

Consolidated sales for the three months ended March 31, 2007 increased by $9.4 million, or 41.4%, from the corresponding period of the prior fiscal year. The increase in sales primarily reflects strong demand for our seismic exploration products resulting from increased worldwide demand for seismic surveys. Consolidated sales for the six months ended March 31, 2007 increased by $32.2 million, or 72.3%, from the corresponding period of the prior fiscal year. Such increase in sales reflects the strong demand for seismic exploration products as well as the revenue recognition of $16.9 million from sales of reservoir characterization systems during our first quarter ended December 31, 2006.

Consolidated gross profits for the three months ended March 31, 2007 increased by $3.1 million, or 41.7%, from the corresponding period of the prior fiscal year. The increase in gross profits for this period is consistent with the corresponding increase in sales described above. Consolidated gross profits for the six months ended March 31, 2007 increased by $14.6 million, or 99.2%, from the corresponding periods of the prior fiscal year. The increased gross profits are the result of increased sales of our seismic exploration and seismic reservoir products, including the revenue recognition of seismic reservoir characterization systems which have higher gross profit margins. Such increased gross profits were partially offset by $0.8 million of additional incentive compensation expense in fiscal year 2007 attributable to our manufacturing employees, as discussed above under the heading “—Incentive Compensation Programs”.

Consolidated operating expenses for the three months ended March 31, 2007 increased $0.5 million, or 8.9%, from the corresponding period of the prior fiscal year. The increase in operating expenses is primarily the result of increased bad debt expense of $0.4 million. Consolidated operating expenses for the six months ended March 31, 2007 increased $2.2 million, or 20.9%, from the corresponding period of the prior fiscal year. The increased operating expenses primarily resulted from an increase in incentive compensation expense of $1.4 million for our non-manufacturing employees as discussed above under the heading “—Incentive Compensation Programs”, and other general expense increases consistent with higher sales.

The United States statutory tax rate for the periods reported was 34.0%. The effective tax rate for the three months ended March 31, 2007 and 2006 was 34.7% and 26.4%, respectively. The effective tax rate for the six months ended March 31, 2007 and 2006 was 33.5% and 29.0%, respectively. When compared to the United States statutory rate, our effective tax rate for each period reflects tax benefits related to (i) the extraterritorial income deductions applicable to foreign export sales, (ii) the new manufacturers’/producers’ deduction, and (iii) lower tax rates applicable to profits earned in foreign jurisdictions. As a result of U.S. tax legislation that phases out a special deduction allowed to U.S. export manufacturers, our effective tax rate has increased significantly since the previous fiscal year.

Seismic Products

Net Sales

Sales of our seismic products for the three months ended March 31, 2007 increased $9.8 million, or 52.1%, from the corresponding period of the prior fiscal year. The increase in sales primarily reflects strong demand for our seismic exploration products resulting from increased worldwide demand for seismic surveys. Sales of our seismic products for the six months ended March 31, 2007 increased $32.0 million, or 84.8%, from the corresponding period of the prior fiscal year. The sales increase is primarily due to higher sales of reservoir characterization products, including the recognition of $16.9 million in revenues from the sale of reservoir characterization systems during our first quarter ended December 31, 2006. In addition, sales of our seismic exploration products, including product sales into the Canadian and Russian markets, have increased as a result of increasing worldwide demand for seismic surveys.

Operating Income

Operating income associated with sales of our seismic products for the three months ended March 31, 2007 increased $2.5 million, or 62.0%, from the corresponding period of the prior fiscal year. The increase in operating income resulted from increased sales of our seismic exploration products. For the six months ended March 31, 2007, operating income increased $12.7 million, or 154.0%, from the corresponding period of the prior fiscal year. The increase in operating income resulted from increased sales, including the revenue recognition of the $16.9 million reservoir characterization systems discussed above, which have higher gross profit margins. The increased operating income was partially offset by a $1.9 million increase in incentive compensation expense resulting from the company achieving the maximum accrual allowed under its incentive compensation programs, discussed above under the heading “—Incentive Compensation Program”.

Thermal Solutions Products

Net Sales

Sales of our thermal solutions products for the three months ended March 31, 2007 decreased $0.4 million, or 10.4%, from the corresponding period of the prior fiscal year. Such decrease is primarily the result of lower film and equipment sales during the quarter. We believe this decline in demand is temporary in nature and consistent with past market fluctuations. Sales of our thermal solutions products for the six months ended March 31, 2007 increased $0.1 million, or 1.6%, from the corresponding periods of the prior fiscal year. This increase in sales is primarily from increased sales of thermal imaging equipment and thermal printheads resulting from manufacturing process improvements. This increase in sales was partially offset by a decrease in thermal film sales for the period.

Operating Income

Operating income associated with sales of our thermal solutions products for the three months ended March 31, 2007 decreased $62,000, or 16.4%, from the corresponding period of the prior fiscal year. The decline in operating income is generally a result of a decline in sales. Operating income associated with sales of our thermal solutions products for the six months ended March 31, 2007 increased $87,000, or 95.6%, from the corresponding period of the prior fiscal year. Such improvement is generally the result of increased sales of equipment and printheads which yield higher profit margins, and from manufacturing process improvements implemented since the prior year.

Liquidity and Capital Resources

At March 31, 2007, we had $4.4 million in cash and cash equivalents. For the six months ended March 31, 2007, we generated approximately $5.1 million of cash from operating activities. The cash generated from operating activities resulted from net income of $11.0 million, which included net non-cash charges of $3.0 million for deferred taxes, depreciation, amortization, stock-based compensation, inventory obsolescence and bad debts. Other sources of cash from operating activities, including changes in our working capital accounts are (i) a $1.0 million increase in income taxes payable resulting from increased profits, (ii) a $0.7 million temporary increase in accounts payable resulting from the timing of cash disbursements, and (iii) a $0.3 million reduction in inventories, primarily resulting from the recognition of revenue due to the sale of a large reservoir characterization system offset with inventory increases for new and anticipated customer orders. As previously noted, we have been in a period of significant demand for our products, which has resulted in a build up of our inventories to be able to continue to meet actual and anticipated future customer demand. Such increases in our inventory levels have likewise resulted in increases in our inventory obsolescence expense as the level of obsolete and slow moving inventories increase. The increased level of inventories has put greater demands on our management of inventories, and we are giving substantial attention to the management of our inventories in this context. These sources of cash were partially offset by an $8.2 million decline in deferred revenue resulting from the recognition of revenue due to the sale of a large reservoir characterization system and a $2.9 million increase in trade accounts and notes receivable resulting from increased sales.

For the six months ended March 31, 2007, we used approximately $6.7 million of cash in investing activities for capital expenditures. We estimate that our total capital expenditures in fiscal year 2007 will be approximately $14.5 million, which includes expenditures to expand our Pinemont facility and to acquire new machinery and equipment. For the six months ended March 31, 2007, we incurred construction costs of $3.9 million for the Pinemont facility expansion and have incurred total construction costs of $4.8 million to-date for the Pinemont facility expansion. We are funding the cost of the Pinemont facility expansion and machinery and equipment from our internal cash flows and/or from borrowings under the Credit Agreement. Upon completion of the Pinemont facility expansion, we expect to obtain a long-term loan secured by a mortgage on our Pinemont facility to replenish our cash reserves and/or repay borrowings under our Credit Agreement. We are also planning to expand our manufacturing facility in the Russian Federation; however, completion of this additional facility is now expected to occur in calendar year 2008 at an estimated cost of $3.0 million. We expect to fund the Russian facility expansion from (i) our internal cash flows, (ii) the sale of non-critical assets, and/or (iii) borrowings under the Credit Agreement.

For the six months ended March 31, 2007, we generated approximately $4.1 million of cash in financing activities. The cash generated from financing activities resulted from $1.4 million of net borrowings under the credit facility, $1.4 million of cash received from the exercise of stock options by directors and employees and a $1.4 million tax benefit related to such stock option exercises.

On November 22, 2004, several of our subsidiaries entered into a credit agreement (the “Credit Agreement”) with a bank. Under the Credit Agreement, as amended on January 10, 2007 by the Third Amendment to Credit Agreement, our borrower subsidiaries can borrow up to $25.0 million principally secured by their accounts, inventories and equipment. Prior to the Third Amendment to Credit Agreement, our borrower subsidiaries could borrow up to $20.0 million. The Credit Agreement, as amended, expires on January 31, 2010. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial amounts, restricts our borrower subsidiaries’ ability to pay dividends and contains other covenants customary in agreements of this type. We believe that the ratio of total liabilities to tangible net worth and the asset coverage ratio could prove to be the most restrictive. The interest rate for borrowings under the Credit Agreement is, at our borrower subsidiaries’ option, a discounted prime rate or a LIBOR based rate. At March 31, 2007, there were borrowings of $4.4 million under the Credit Agreement and $1.7 million of standby letters of credit outstanding.

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

We do not modify our normal billing and credit terms for these types of sales. As of March 31, 2007, we had no sales recorded under bill and hold arrangements.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS No. 154”), “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted the provisions of SFAS No. 154 as of October 1, 2006. The adoption of SFAS No. 154 did not have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities —Including an Amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for first fiscal year beginning after November 15, 2006. We are evaluating the impact that the adoption of SFAS No. 159 will have on our future results of operations and financial position.

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

We do not have any market risk as to market risk sensitive instruments entered into for trading purposes and have only very limited risk as to arrangements entered into for purposes other than trading purposes. Further, we do not engage in commodity or commodity derivative instrument purchasing or selling transactions.

Foreign Currency and Operations Risk

One of our wholly-owned subsidiaries, OYO-GEO Impulse, is located in the Russian Federation. Therefore, our financial results may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions in the Russian Federation or changes in its political climate. Our consolidated balance sheet at March 31, 2007 reflected approximately $4.9 million of net working capital related to OYO-GEO Impulse. OYO-GEO Impulse both receives its income and pays its expenses primarily in rubles. To the extent that transactions of OYO-GEO Impulse are settled in rubles, a devaluation of the ruble versus the U.S. dollar could reduce any contribution from OYO-GEO Impulse to our consolidated results of operations and total comprehensive income as reported in U.S. dollars. We do not hedge the market risk with respect to our operations in the Russian Federation; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of rubles versus U.S. dollars to the extent such disruptions result in any reduced valuation of OYO-GEO Impulse’s net working capital or future contributions to our consolidated results of operations. At March 31, 2007, the foreign exchange rate of the U.S. dollar to the ruble was 1:26.0. If the U.S. dollar versus ruble exchange rate were to decline by ten percent, our working capital could decline by $0.5 million.

Foreign Currency Intercompany Accounts and Notes Receivable

From time to time, we provide access to capital to our foreign subsidiaries through U.S. dollar denominated interest bearing promissory notes. Such funds are generally used by our foreign subsidiaries to purchase capital assets and for general working capital needs. In addition, we sell products to our foreign subsidiaries in U.S. dollars on trade credit terms. Because these U.S. dollar denominated intercompany debts are accounted for in the local currency of our foreign subsidiaries, any appreciation or devaluation of such foreign currencies against the U.S. dollar will result in a gain or loss, respectively, to our consolidated statement of operations. At March 31, 2007, we had outstanding accounts and notes receivable of $3.1 million, $1.3 million and $43,000, from our subsidiaries in the Russian Federation, Canada and the United Kingdom, respectively. At March 31, 2007, the foreign exchange rate of the U.S. dollar to ruble was 1:26.0. If the U.S. dollar versus ruble exchange rate were to decline by ten percent our intercompany notes receivable could decline by $0.3 million. At March 31, 2007, the foreign exchange of the U.S. Dollar to the Canadian Dollar was 1:1.2. If the U.S. dollar versus Canadian Dollar exchange rate were to decline by ten percent our intercompany notes receivable could decline by $0.1 million. Due to the relatively small amount of intercompany receivables due from the United Kingdom changes in the exchange rate would not have a material effect.

Floating Interest Rate Risk

The Credit Agreement and the real estate mortgage agreement for our Pinemont facility each contain a floating interest rate. These floating interest rates subject us to the risk of increased interest costs associated with any upward movements in bank market interest rates. Under the Credit Agreement, our borrowing interest rate is a discounted prime lending rate or a LIBOR based rate, whichever we select. Under the real estate mortgage agreement, our borrowing rate is a LIBOR based rate plus 159 basis points with a minimum rate of 3.8%. As of March 31, 2007, we had borrowings of $4.4 million under the Credit Agreement and had standby letters of credit in the amount of $1.7 million outstanding at a borrowing rate of 6.9%. We also had borrowings of $2.7 million outstanding under our real estate mortgage agreement at a rate of 6.9%. Due to the amount of borrowings outstanding under these facilities, including potential borrowings available under the Credit Agreement, any increased interest costs associated with movements in market interest rates could be material to our financial condition, results of operations and/or cash flow. At March 31, 2007, based on our current level of borrowings, a 1.0% increase in interest rates would increase our interest expense annually by approximately $71,000.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of March 31, 2007 of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report has been made known to them in a timely fashion.

No changes in the Company’s internal controls over financial reporting occurred during the quarterly period ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

On February 21, 2007, we held our Annual Meeting of Stockholders (the “Meeting”). At the Meeting, our stockholders approved the election of William H. Moody and Gary D. Owens, as directors, each holding office until the 2010 Annual Meeting of Stockholders or until his successor is duly elected and qualified. The results of the voting follows:

	For	Against	Withheld
William H. Moody	5,297,283	—	60,780
Gary D. Owens	4,924,260	—	433,803

The other directors of the Company whose terms continued after the Annual Meeting are Mssrs. Ruyzo Okuto, Katsuhiko Kobayashi, Thomas L. Davis, Ph.D., Charles H. Still and Michael J. Sheen.

The total voted shares represented by proxy and in person was 5,358,063.

Item 6.	Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OYO GEOSPACE CORPORATION

Date: May 8, 2007	By:	/s/ Gary D. Owens
Gary D. Owens, Chairman of the Board
President and Chief Executive Officer
(duly authorized officer)

Date: May 8, 2007	By:	/s/ Thomas T. McEntire
Thomas T. McEntire
Chief Financial Officer
(principal financial officer)