Form 10-Q
period 2007-06-30
OYO GEOSPACE CORP
filed 2007-08-03
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2007

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 001-13601

OYO GEOSPACE CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	76-0447780
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 5,822,633 shares of the Registrant’s Common Stock outstanding as of the close of business on July 30, 2007.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2007	September 30, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,650	$2,054
Trade accounts receivable, net	25,411	20,720
Notes receivable, net	2,059	1,449
Inventories, net	48,774	49,378
Deferred income tax	2,139	1,805
Prepaid expenses and other	1,863	1,178

Total current assets	83,896	76,584

Rental equipment, net	581	612
Property, plant and equipment, net	36,556	24,481
Patents, net	1,354	1,758
Goodwill	1,843	1,843
Deferred income tax	531	951
Notes receivable-noncurrent, net	1,326	2,302
Other assets	680	645

Total assets	$126,767	$109,176

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Book overdrafts	$171	$636
Notes payable and current maturities of long-term debt	329	312
Accounts payable	6,880	6,593
Accrued expenses and other	9,158	8,108
Deferred revenue	2,360	9,313
Income tax payable	2,284	1,007

Total current liabilities	21,182	25,969
Long-term debt	11,195	7,440

Total liabilities	32,377	33,409

Stockholders’ equity:
Preferred stock	—	—
Common stock	58	57
Additional paid-in capital	38,090	34,637
Retained earnings	54,714	40,029
Accumulated other comprehensive income	1,528	1,044

Total stockholders’ equity	94,390	75,767

Total liabilities and stockholders’ equity	$126,767	$109,176

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Sales	$30,536	$30,064	$107,351	$74,652
Cost of sales	19,967	18,701	67,501	48,592

Gross profit	10,569	11,363	39,850	26,060

Operating expenses:
Selling, general and administrative	3,449	4,016	12,255	11,557
Research and development	1,740	2,197	5,673	5,194

Total operating expenses	5,189	6,213	17,928	16,751

Income from operations	5,380	5,150	21,922	9,309

Other income (expense):
Interest expense	(178)	(189)	(395)	(615)
Interest income	119	154	366	433
Foreign exchange gains (losses)	26	54	(2)	15
Other, net	(8)	16	(17)	45

Total other income (expense), net	(41)	35	(48)	(122)

Income before income taxes	5,339	5,185	21,874	9,187
Income tax expense	1,650	1,743	7,189	2,903

Net income	$3,689	$3,442	$14,685	$6,284

Basic earnings per share	$0.63	$0.60	$2.54	$1.11

Diluted earnings per share	$0.60	$0.57	$2.42	$1.06

Weighted average shares outstanding—Basic	5,813,209	5,708,349	5,778,220	5,673,974

Weighted average shares outstanding—Diluted	6,111,113	6,019,019	6,076,308	5,949,461

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended June 30, 2007	Nine Months Ended June 30, 2006
Cash flows from operating activities:
Net income	$14,685	$6,284
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense (benefit)	(73)	2,018
Depreciation	2,456	2,464
Amortization	410	503
Stock-based compensation expense	272	539
Inventory obsolescence expense	1,235	17
Loss on disposal of property, plant and equipment	21	77
Bad debt expense (recovery) recovery	(188)	33
Effects of changes in operating assets and liabilities:
Trade accounts and notes receivable	(4,137)	(6,279)
Inventories	(631)	(13,556)
Prepaid expenses and other assets	(687)	754
Accounts payable	287	2,119
Accrued expenses and other	974	3,230
Deferred revenue	(6,953)	6,147
Income tax payable	1,277	(178)

Net cash provided by operating activities	8,948	4,172

Cash flows from investing activities:
Capital expenditures	(14,398)	(2,941)
Investment in business acquisitions, net of cash acquired	—	(100)

Net cash used in investing activities	(14,398)	(3,041)

Cash flows from financing activities:
Change in book overdrafts	(465)	865
Borrowings under debt arrangements	28,063	31,643
Principal payments on debt arrangements	(24,292)	(33,928)
Excess tax benefit from share-based compensation	1,655	—
Proceeds from exercise of stock options	1,548	1,092

Net cash provided by (used in) financing activities	6,509	(328)

Effect of exchange rate changes on cash	537	411

Increase in cash and cash equivalents	1,596	1,214
Cash and cash equivalents, beginning of period	2,054	1,753

Cash and cash equivalents, end of period	$3,650	$2,967

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet of OYO Geospace Corporation (“OYO Geospace”) and its subsidiaries (collectively, the “Company”) at September 30, 2006 was derived from the Company’s audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 2007 and the consolidated statements of operations for the three and nine months ended June 30, 2007 and 2006, and the consolidated statements of cash flows for the nine months ended June 30, 2007 and 2006 were prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows were made. The results of operations for the three and nine months ended June 30, 2007 are not necessarily indicative of the operating results for a full year or of future operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investment securities purchased with an original or remaining maturity at the time of purchase of three months or less to be cash equivalents.

Inventories

The Company records a write-down of its inventory when the cost basis of any manufactured product, including any estimated future costs to complete the manufacturing process, exceeds its net realizable value. Inventories are stated at the lower of cost (as determined by the first-in, first-out method) or market value.

Revenue Recognition

The Company primarily derives revenue from the sale, and short-term rental under operating leases, of seismic instruments and equipment and thermal solutions products. The Company generally recognizes sales revenues when its products are shipped and title and risk of loss have passed to the customer. The Company recognizes rental revenues as earned over the rental period. Rentals of the Company’s equipment generally range from daily rentals to rental periods of up to nine months or longer. Except for certain of the Company’s reservoir characterization products, its products are generally sold without any customer acceptance provisions and its standard terms of sale do not allow customers to return products for credit. In instances where the customer requires a significant performance test for the Company’s new and unproven products, the Company does not recognize the revenue attributable to the product as to which the performance test applies until the performance test is satisfied. Collection of revenue from the sale of large-scale reservoir characterization products may occur at various stages of production or after delivery of the product, and the collected funds are not refundable to the customer. Most of the Company’s products do not require installation assistance or sophisticated instruction.

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

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Occasionally, the Company’s seismic customers are not able to take immediate delivery of products which were specifically manufactured to the customer’s specifications. These occasions generally occur when customers face logistical issues such as project delays or with their seismic crew deployment. In these instances, customers have asked the Company to hold the equipment for a short period of time until they can take physical delivery of the product (referred to as “bill and hold” arrangements). The Company considers the following criteria for recognizing revenue when delivery has not occurred:

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

The Company does not modify its normal billing and credit terms for these types of sales. As of June 30, 2007, there were $3.0 million of sales recorded under bill and hold arrangements.

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

Product Warranties

The Company offers a standard product warranty obligating it to repair or replace equipment with manufacturing defects. The Company maintains a reserve for future warranty costs based on historical experience or, in the absence of historical product experience, management’s estimates. Changes in the warranty reserve are reflected in the following table (in thousands):

Balance at the beginning of the period (October 1, 2006)	$689
Accruals for warranties issued during the period	1,628
Accruals related to pre-existing warranties (including changes in estimates)	—
Settlements made (in cash or in kind) during the period	(1,298)

Balance at the end of the period (June 30, 2007)	$1,019

Stock-Based Compensation

The Company’s employees and non-employee directors participate in stock-based compensation plans. The plans provide for the granting of non-qualified stock options and other equity-based incentive awards to officers, key employees and non-employee directors.

The Company recorded stock-based compensation expense of approximately $11,000 and $0.2 million for the three month periods ended June 30, 2007 and June 30, 2006, respectively. The Company recorded stock-based compensation expense of approximately $0.3 million and $0.5 million for the nine month periods ended June 30, 2007 and June 30, 2006, respectively. The Company granted no options during the three and nine months ended June 30, 2007. The Company granted zero and 17,600 options during the three and nine months ended June 30, 2006, respectively.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154”). SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted the provisions of SFAS No. 154 as of October 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for the first fiscal year beginning after November 15, 2006. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on its consolidated financial statements.

2. Earnings Per Common Share

The following table summarizes the calculation of net earnings and weighted average common shares and common share equivalent outstanding for purposes of the computation of earnings per share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net earnings available to common stockholders	$3,689	$3,442	$14,685	$6,284

Weighted average common shares outstanding—basic	5,813,209	5,708,349	5,778,220	5,673,974
Weighted average common share equivalents outstanding	297,904	310,670	298,088	275,487

Weighted average common shares and common share equivalents outstanding—diluted	6,111,113	6,019,019	6,076,308	5,949,461

Basic earnings per share	$0.63	$0.60	$2.54	$1.11

Diluted earnings per common share	$0.60	$0.57	$2.42	$1.06

There were no antidilutive shares of common stock for the three months ended June 30, 2007 and 2006, respectively. Options totaling zero and 473 shares of common stock for the nine months ended June 30, 2007 and 2006, respectively, were not included in the computation of weighted average shares because the impact of these options was antidilutive.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3. Comprehensive Income

Comprehensive income includes all changes in a company’s equity, except those resulting from investments by and distributions to stockholders. The following table summarizes the components of comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net income	$3,689	$3,442	$14,685	$6,284
Foreign currency translation adjustments	360	77	484	386

Total comprehensive income	$4,049	$3,519	$15,169	$6,670

4. Trade Accounts and Notes Receivable

Current trade accounts receivable consisted of the following (in thousands):

	June 30, 2007	September 30, 2006
Trade accounts receivable	$25,999	$21,477
Allowance for doubtful accounts	(588)	(757)

	$25,411	$20,720

The allowance for doubtful accounts represents the Company’s best estimate of probable credit losses. The Company determines the allowance based upon historical experience and a review of its balances. Accounts receivable balances are charged off against the allowance whenever it is probable that the receivable will not be recoverable.

At June 30, 2007 and September 30, 2006, the Company’s current notes receivable was approximately $2.1 million and $1.4 million, respectively. The Company’s current notes receivable at June 30, 2007 and September 30, 2006 did not require an allowance for doubtful notes. The Company also had notes receivable of approximately $1.3 million and $2.3 million classified as long-term at June 30, 2007 and September 30, 2006, respectively. Notes receivable are generally collateralized by the products sold and bear interest at rates ranging up to 11.3% per year.

5. Inventories

Inventories consisted of the following (in thousands):

	June 30, 2007	September 30, 2006
Finished goods	$13,914	$11,077
Work-in-process	12,722	17,661
Raw materials	25,372	23,005
Obsolescence reserve	(3,234)	(2,365)

	$48,774	$49,378

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

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following tables summarize the Company’s segment information (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net sales:
Seismic	$26,106	$25,821	$95,813	$63,549
Thermal solutions	4,367	4,243	11,340	11,103
Corporate	63	—	198	—

Total	$30,536	$30,064	$107,351	$74,652

Income (loss) from operations:
Seismic	$6,628	$7,072	$27,621	$15,338
Thermal solutions	616	531	795	621
Corporate	(1,864)	(2,453)	(6,494)	(6,650)

Total	$5,380	$5,150	$21,922	$9,309

7. Credit Agreement

On November 22, 2004, several of the Company’s subsidiaries entered into a credit agreement (the “Credit Agreement”) with a bank. Under the Credit Agreement, as amended on January 10, 2007 by the Third Amendment to Credit Agreement, the Company’s borrower subsidiaries can borrow up to $25.0 million secured principally by their accounts receivable, inventories and equipment. Prior to the Third Amendment to the Credit Agreement, the Company’s borrower subsidiaries were able to borrow up to $20.0 million. The Credit Agreement, as amended, expires on January 31, 2010. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial ratios, restricts the Company’s and the borrower subsidiaries’ ability to pay dividends and contains other covenants customary in agreements of this type. The Company was in compliance with the covenants as of June 30, 2007.

At June 30, 2007, there were borrowings of $6.9 million under the Credit Agreement and $0.6 million of standby letters of credit outstanding. The Company was not subject to a borrowing base and was able to borrow the full available amount subject to its remaining in compliance with certain covenants. The interest rate for borrowing under the Credit Agreement is, at the Company’s option, a discounted prime rate or a LIBOR based rate, as defined.

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

As a result of the bankruptcy filing by the Former Primary Film Supplier, the Company recorded a $1.2 million charge in its third quarter of fiscal year 2002 due to the ultimate uncertainty of realization of value on certain assets, particularly

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

certain prepaid purchase benefits and other benefits under the amended supply contract with the Former Primary Film Supplier. At that time, the Company believed there was not any impairment in the value of the intellectual property it acquired from the Former Primary Film Supplier because of its ability to utilize the intellectual property to manufacture dry thermal film either internally or elsewhere.

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

On March 8, 2007, the Company and the trustee for the bankruptcy estate entered into a court-approved settlement agreement pursuant to which the Company paid $95,000 to the bankruptcy estate in full settlement of the claims for preferential payments as described above. The Company’s general unsecured claim as a creditor of the Former Primary Film Supplier has been increased to include this $95,000 payment. The settlement agreement also provided for the full release of any claims by the bankruptcy estate against the Company. The Company is unable at this time to predict the outcome and effects of its claim as a creditor.

9. Income Taxes

The United States statutory tax rate for the periods reported was 34.0%. The Company’s effective tax rate for the three months ended June 30, 2007 and 2006 was 30.9% and 33.6%, respectively. The Company’s effective tax rate for the nine months ended June 30, 2007 and 2006 was 32.9% and 31.6%, respectively. When compared to the United States statutory rate, the Company’s lower effective tax rate for each period reflects tax benefits related to (i) the extraterritorial income deductions applicable to foreign export sales reported by the Company through December 31, 2006, (ii) the manufacturers’/producers’ deduction, and (iii) lower statutory tax rates applicable to profits earned in foreign jurisdictions.

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

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein, if any, contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these forward-looking statements by terminology such as “may”, “will”, “should”, “intend”, “expect”, “plan”, “budget”, “forecast”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other forward-looking information. These forward-looking statements reflect our best judgment about future events and trends based on the information currently available to us. However, there will likely be events in the future that we are not able to predict or control. The factors listed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006, as well as other cautionary language in such Annual Report on Form 10-K and this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this Quarterly Report on Form 10-Q could have a material adverse effect on our business, results of operations and financial position, and actual events and results of operations may vary materially from our current expectations.

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

Seismic Exploration Products

Seismic data acquisition is conducted by combining a seismic energy source and a data recording system. We provide many of the components of data recording systems, including geophones, hydrophones, seismic leader wire, geophone string connectors, seismic telemetry cables and other seismic related products. We also design and manufacture specialized data collection units targeted at niche markets. On land, our customers use our geophones, leader wire, cables and connectors to receive, measure and transmit seismic reflections resulting from an energy source to data collection units, which store information for processing and analysis. In the marine environment, large ocean-going vessels tow long seismic cables known as “streamers” containing hydrophones which are used to detect pressure changes. Hydrophones transmit electrical impulses back to the vessel’s data collection unit, where the seismic data is stored for subsequent processing and analysis. Our marine seismic products help steer streamers while being towed and help recover streamers if they become disconnected from the vessel.

Our products are compatible with most major seismic data collection units currently in use, and sales result primarily from seismic contractors purchasing our products as components of new seismic data systems or to repair and replace components of seismic data systems already in use.

Our wholly-owned subsidiary in the Russian Federation, OYO-GEO Impulse International, LLC (“OYO-GEO Impulse”), manufactures international standard geophone sensors and related seismic products for the Russian and other international seismic marketplaces. Operating in foreign locations involves certain risks as discussed under the heading “Quantitative and Qualitative Disclosures about Market Risk – Foreign Currency” and “—Operations Risk and Foreign Currency Intercompany Accounts and Notes Receivable”.

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

As a result of the bankruptcy filing by the Former Primary Film Supplier, we recorded a $1.2 million charge in fiscal year 2002 due to the ultimate uncertainty of realization of value on certain assets, particularly certain prepaid purchase benefits and other benefits under the amended supply contract with the Former Primary Film Supplier. At that time, we believed there was not any impairment in the value of the intellectual property we acquired from the Former Primary Film Supplier because we are utilizing such property to manufacture dry thermal film.

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

On March 8, 2007, we entered into a court-approved settlement agreement with the trustee of the bankruptcy estate pursuant to which we paid $95,000 to the bankruptcy estate in full settlement of the claims for preferential payments as described above. Our general unsecured claim as a creditor of the Former Primary Film Supplier has been increased to include this $95,000 payment. The settlement agreement also provided for the full release of any claims by the bankruptcy estate against us. We are unable at this time to predict the outcome and effects of our claim as a creditor.

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

Facilities Expansion

We have been running at or near full capacity in portions of our original Pinemont facility. As a result, in fiscal year 2006 we opted to expand our Pinemont facility manufacturing space to approximately double its original size. We are now in the process of adding and assembling the appropriate manufacturing machinery and equipment with some production output expected to begin in our fiscal fourth quarter. We estimate the total cost of this facility expansion and machinery and equipment additions to be $12.0 million. Costs for the facility expansion and machinery and equipment are being funded from our internal cash flows and/or from borrowings under our Credit Agreement, discussed below under the heading “—Liquidity and Capital Resources”. In the coming months, we expect to obtain a long-term loan secured by a mortgage on our Pinemont facility to replenish our cash reserves and/or repay borrowings under our Credit Agreement.

As a result of growth in our Russian operation, and with an expectation of new product lines to be introduced over the coming years, we are evaluating plans to expand our manufacturing capacity in the Russian Federation, including the construction of added capacity onto our existing 120,000 square foot facility. We are still in the early phases of planning for this project and considering the various options available to us. The construction or acquisition of any additional space is expected to be completed in the 2008 calendar year at an estimated cost of $3.0 million. The Russian facility expansion is expected to be financed from (i) our internal cash flows, (ii) the sale of non-critical assets, and/or (iii) from borrowings under our Credit Agreement, discussed below under the heading “—Liquidity and Capital Resources”.

Incentive Compensation Program

We have adopted an incentive compensation program for fiscal year 2007 whereby most employees are eligible to begin earning incentive compensation upon the company exceeding a 5% pretax return on shareholders’ equity (determined as of September 30, 2006). In addition, certain key employees are also required to achieve specific goals to earn a significant portion of their incentive compensation award. Bonus awards earned under the program are paid out to eligible employees after the end of the fiscal year.

Upon reaching the 5% threshold under this program, an incentive compensation accrual is established equal to 30% of the amount of any consolidated pretax profits above the 5% pretax return threshold. The maximum aggregate bonus under the program for fiscal year 2007 is $3.2 million. As a result of the significant pretax profits earned by the company during the three months ended December 31, 2006 and upon the expectation that key employees will achieve their goals, we accrued incentive compensation expenses of $3.2 million during our first quarter of fiscal year 2007, which is the maximum amount allowed under the program. As a result, there have been no additional incentive compensation expenses recorded since the first quarter ended December 31, 2006, and we anticipate that there will be no additional accruals of incentive compensation expense throughout the remainder of fiscal year 2007. Under a similar incentive compensation program for fiscal year 2006, we accrued incentive compensation expenses of $2.9 million for the nine months ended June 30, 2006.

Results of Operations

General

We experienced strong worldwide demand for our seismic exploration products in the third quarter of 2007. Demand was strong in both our land and marine products and across most of our international markets, although we are seeing some decline in our backlog for these products. Our third quarter results were favorably impacted by the sale of a $3.0 million seismic borehole system for use in the U.S. market. We received this order late in the third quarter and we have expectations of booking several smaller borehole system orders in the fourth quarter.

Our seismic borehole systems have been well-received by the marketplace and we are pleased with the increasing acceptance of this suite of reservoir imaging products. However, as we have reported in the past, our sales and operating profits have varied significantly from quarter-to-quarter, and even year-to-year, and are expected to continue that trend in the future, especially when our quarterly financial results are impacted by the presence or absence of these relatively large, but somewhat erratic, shipments of seismic borehole and/or seabed data acquisition systems. At present, we do not have any large orders for these reservoir characterization products in our product backlog, although, we are optimistic about a number of on-going negotiations with customers concerning these products. We are working hard to close certain of these negotiations in the fourth quarter, but we cannot now determine what impact, if any, these potential orders may have on our fourth quarter or on future quarters. The quote-to-contract time for large permanent and retrievable seabed seismic data acquisition systems is generally quite long, and since these sales are not recognized until the products are shipped, the exact timing of any future sales can dramatically affect our quarterly results.

We report and evaluate financial information for two segments: Seismic and Thermal Solutions. Summary financial data by business segment follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Seismic
Revenues from Seismic Exploration Products	$21,493	$17,354	$70,824	$51,345
Revenues from Seismic Reservoir Products	4,613	8,467	24,989	12,204

Total Seismic Revenues	26,106	25,821	95,813	63,549
Operating income	6,628	7,072	27,621	15,338
Thermal Solutions
Revenue	4,367	4,243	11,340	11,103
Operating income	616	531	795	621
Corporate
Revenue	63	—	198	—
Operating loss	(1,864)	(2,453)	(6,494)	(6,650)
Consolidated Totals
Revenue	30,536	30,064	107,351	74,652
Operating income	5,380	5,150	21,922	9,309

Overview

Three and nine months ended June 30, 2007 compared to three and nine months ended June 30, 2006

Consolidated sales for the three months ended June 30, 2007 increased by $0.5 million, or 1.6%, from the corresponding period of the prior fiscal year. The increase in sales primarily reflects strong demand for our seismic exploration products resulting from increased worldwide demand for seismic surveys. Such demand was offset by weaker demand for our seismic reservoir products, principally due to the delivery of an $8.0 million permanent seismic reservoir system during the three months ended June 30, 2006. Consolidated sales for the nine months ended June 30, 2007 increased by $32.6 million, or 43.8%, from the corresponding period of the prior fiscal year. Such increase in sales reflects the strong demand for seismic exploration products as well as the revenue recognition of $16.9 million from the sale of a reservoir characterization system during our first quarter ended December 31, 2006.

    Consolidated gross profits for the three months ended June 30, 2007 decreased by $0.8 million, or 7.0%, from the corresponding period of the prior fiscal year. The decrease in gross profits primarily resulted from a lower level of sales of our seismic reservoir products, which generally yield higher gross profit margins. Consolidated gross profits for the nine months ended June 30, 2007 increased by $13.8 million, or 52.9%, from the corresponding period of the prior fiscal year. The increased gross profits are the result of increased sales of both seismic exploration and seismic reservoir products, including the revenue recognition of a $16.9 seismic reservoir characterization system during our first quarter ended December 31, 2006.

Consolidated operating expenses for the three months ended June 30, 2007 decreased $1.0 million, or 16.5%, from the corresponding period of the prior fiscal year. The decrease in operating expenses primarily resulted from a decline in incentive compensation expense of $1.3 million since we did not record any incentive compensation expense during the three months ended June 30, 2007, as discussed above under the heading “—Incentive Compensation Programs”. Consolidated operating expenses for the nine months ended June 30, 2007 increased $1.2 million, or 7.0%, from the corresponding period of the prior fiscal year. The increased operating expenses primarily resulted from a general increase in expenses consistent with increased sales.

The United States statutory tax rate for the periods reported was 34.0%. The effective tax rate for the three months ended June 30, 2007 and 2006 was 30.9% and 33.6%, respectively. The effective tax rate for the nine months ended June 30, 2007 and 2006 was 32.9% and 31.6%, respectively. When compared to the United States statutory rate, our effective tax rate for each period reflects tax benefits related to (i) the extraterritorial income deductions applicable to foreign export sales reported through December 31, 2006, (ii) the manufacturers’/producers’ deduction, and (iii) lower statutory tax rates applicable to profits earned in foreign jurisdictions. As a result of U.S. tax legislation that phases out a special deduction allowed to U.S. export manufacturers, our effective tax rate is expected to increase in future periods.

Seismic Products

Net Sales

Sales of our seismic products for the three months ended June 30, 2007 increased $0.3 million, or 1.1%, from the corresponding period of the prior fiscal year. The increase in sales primarily reflects stronger demand for our seismic exploration products resulting from increased worldwide demand for seismic surveys. Such sales increases were partially offset with a decline in sales of our seismic reservoir products, principally due to the delivery of an $8.0 million permanent seismic reservoir system during the three months ended June 30, 2006. Sales of our seismic products for the nine months ended June 30, 2007 increased $32.3 million, or 50.8%, from the corresponding period of the prior fiscal year. The sales increase is primarily due to higher sales of both seismic exploration and seismic reservoir characterization products, including the recognition of $16.9 million in revenues from the sale of a reservoir characterization system during our first quarter ended December 31, 2006. In addition, sales of our seismic exploration products into the Canadian and Russian markets have increased as a result of increasing worldwide demand for seismic surveys.

Operating Income

Operating income associated with sales of our seismic products for the three months ended June 30, 2007 decreased $0.4 million, or 6.3%, from the corresponding period of the prior fiscal year. The decrease in operating income primarily resulted from significantly reduced sales of our seismic reservoir products, which contain higher gross profit margins. For the nine months ended June 30, 2007, operating income increased $12.3 million, or 80.1%, from the corresponding period of the prior fiscal year. The increase in operating income resulted from increased sales, including the revenue recognition of the $16.9 million reservoir characterization system discussed above.

Thermal Solutions Products

Net Sales

Sales of our thermal solutions products for the three months ended June 30, 2007 increased $0.1 million, or 2.9%, from the corresponding period of the prior fiscal year. Sales of our thermal solutions products for the nine months ended June 30, 2007 increased $0.2 million, or 2.1%, from the corresponding periods of the prior fiscal year. The increase in sales for each of these periods resulted primarily from increased sales of thermal imaging equipment. These sales increases were partially offset by a decline in thermal film sales for each period.

Operating Income

Operating income associated with sales of our thermal solutions products for the three months ended June 30, 2007 increased $0.1 million, or 16.0%, from the corresponding period of the prior fiscal year. Operating income associated with sales of our thermal solutions products for the nine months ended June 30, 2007 increased $0.2 million, or 28.0%, from the corresponding period of the prior fiscal year. Such improvement is generally the result of manufacturing process improvements implemented since the prior year, and we expect such improvements to benefit future periods.

Liquidity and Capital Resources

At June 30, 2007, we had $3.7 million of cash and cash equivalents. For the nine months ended June 30, 2007, we generated approximately $8.9 million of cash from operating activities. The cash generated from operating activities resulted from our net income of $14.7 million, which included net non-cash charges of $4.1 million for deferred taxes, depreciation, amortization, stock-based compensation, inventory obsolescence and bad debts. Other sources of cash from operating activities, including changes in our working capital accounts, are a $1.3 million increase in income taxes payable resulting from increased taxable profits, and a $1.3 million temporary increase in accounts payable and accrued expenses resulting from the timing of cash disbursements. These sources of cash were partially offset by (i) a $7.0 million decline in deferred revenue resulting from the recognition of revenue due to the sale of a large reservoir characterization system in our first quarter, (ii) a $4.1 million increase in trade accounts and notes receivable resulting from increased sales, (iii) a $0.7 million increase in prepaid expenses due to the timing of certain payments, and (iv) a $0.6 million increase in inventories resulting from new and anticipated customer orders. As previously noted, we have been in a period of significant demand for our products, which has resulted in a build-up of our inventories to be able to continue to meet actual and anticipated future customer demand. Such increases in our inventory levels have likewise resulted in increases in our inventory obsolescence expense as the level of obsolete and slow moving inventories increase. The increased level of inventories has put greater demands on our management of inventories, and we are giving substantial attention to the management of our inventories in this context.

For the nine months ended June 30, 2007, we used approximately $14.4 million of cash in investing activities for capital expenditures. We estimate that our total capital expenditures in fiscal year 2007 will be approximately $16—$17 million, which includes expenditures to expand our Pinemont facility and to acquire new machinery and equipment. For the nine months ended June 30, 2007, we incurred construction costs of $7.1 million for the Pinemont facility expansion and have incurred total construction costs of $8.0 million to-date for the Pinemont facility expansion. We are funding the cost of the Pinemont facility expansion and the purchase of new machinery and equipment from our internal cash flows and/or from borrowings under the Credit Agreement. Upon completion of the Pinemont facility expansion, we expect to obtain a long-term loan secured by a mortgage on our Pinemont facility to replenish our cash reserves and/or repay borrowings under our Credit Agreement. We are also planning to expand our manufacturing capacity in the Russian Federation in calendar year 2008 at an estimated cost of $3.0 million. We expect to fund the Russian capacity expansion from (i) our internal cash flows, (ii) the sale of non-critical assets, and/or (iii) borrowings under the Credit Agreement.

For the nine months ended June 30, 2007, we generated approximately $6.5 million of cash in financing activities. The cash generated from financing activities resulted from $3.8 million of net borrowings under the credit facility, $1.5 million of cash received from the exercise of stock options by directors and employees and a $1.7 million tax benefit related to such stock option exercises.

On November 22, 2004, several of our subsidiaries entered into a credit agreement (the “Credit Agreement”) with a bank. Under the Credit Agreement, as amended on January 10, 2007 by the Third Amendment to Credit Agreement, our borrower subsidiaries can borrow up to $25.0 million principally secured by their accounts, inventories and equipment. Prior to the Third Amendment to Credit Agreement, our borrower subsidiaries could borrow up to $20.0 million. The Credit Agreement, as amended, expires on January 31, 2010. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial amounts, restricts our borrower subsidiaries’ ability to pay dividends and contains other covenants customary in agreements of this type. We believe that the ratio of total liabilities to tangible net worth and the asset coverage ratio could prove to be the most restrictive. The interest rate for borrowings under the Credit Agreement is, at our borrower subsidiaries’ option, a discounted prime rate or a LIBOR based rate. At June 30, 2007, there were borrowings of $6.9 million under the Credit Agreement and $0.6 million of standby letters of credit outstanding. For an example of our current interest rate structure, see the discussion under the heading “Quantitative and Qualitative Disclosures about Market Risk – Floating Interest Rate Risk.”

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

Goodwill represents the excess of the purchase price of purchased businesses over the estimated fair value of the acquired business’ net assets. Under the Statement of Financial Accounting Standards, or “SFAS”, 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed periodically for impairment. Intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives; however, no maximum life applies. In accordance with the provisions of SFAS 142, we no longer record goodwill amortization expense. We review the carrying value of goodwill and other long-lived assets to determine whether there has been an impairment since the date of the relevant acquisition. We have elected to make September 30 the annual impairment assessment date and will perform additional impairment tests if a change in circumstances occurs that would more likely than not reduce the fair value of long-lived assets below their carrying amount. The assessment is performed in two steps: step one is to test for potential impairment and if potential losses are identified, step two is to measure the impairment loss. We performed step one at September 30, 2006 and found that there were no impairments at that time; thus, step two was not necessary.

We primarily derive revenue from the sale, and short-term rental under operating leases, of seismic instruments and equipment and thermal solutions products. We generally recognize sales revenues when our products are shipped and title and risk of loss have passed to the customer. We recognize rental revenues as earned over the rental period. Rentals of our equipment generally range from daily rentals to rental periods of up to six months or longer. Except for certain of our reservoir characterization products, our products are generally sold without any customer acceptance provisions and our standard terms of sale do not allow customers to return products for credit. In instances where there is a significant performance test for our new and unproven products, we do not recognize the revenue attributable to the product as to which the performance test applies until the performance test is satisfied. Collection of revenue from the sale of large-scale reservoir characterization products may occur at various stages of production or after delivery of the product, and the collected funds are not refundable to the customer.

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

Occasionally, our seismic customers are not able to take immediate delivery of products which were specifically manufactured to the customer’s specifications. These occasions generally occur when customers face logistical issues such as project delays or with their seismic crew deployment. In these instances, our customers have asked us to hold the equipment for a short period of time until they can take physical delivery of the product (referred to as “bill and hold” arrangements). We consider the following criteria for recognizing revenue when delivery has not occurred:

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

We do not modify our normal billing and credit terms for these types of sales. As of June 30, 2007, we had $3.0 million of sales recorded under bill and hold arrangements.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154 “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”(“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted the provisions of SFAS No. 154 as of October 1, 2006. The adoption of SFAS No. 154 did not have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). . SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for the first fiscal year beginning after November 15, 2006. We are evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements.

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

Foreign Currency and Operations Risk

One of our wholly-owned subsidiaries, OYO-GEO Impulse, is located in the Russian Federation. Therefore, our financial results may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions in the Russian Federation or changes in its political climate. Our consolidated balance sheet at June 30, 2007 reflected approximately $4.2 million of net working capital related to OYO-GEO Impulse. OYO-GEO Impulse both receives its income and pays its expenses primarily in rubles. To the extent that transactions of OYO-GEO Impulse are settled in rubles, a devaluation of the ruble versus the U.S. dollar could reduce any contribution from OYO-GEO Impulse to our consolidated results of operations and total comprehensive income as reported in U.S. dollars. We do not hedge the market risk with respect to our operations in the Russian Federation; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of rubles versus U.S. dollars to the extent such disruptions result in any reduced valuation of OYO-GEO Impulse’s net working capital or future contributions to our consolidated results of operations. At June 30, 2007, the foreign exchange rate of the U.S. dollar to the ruble was 1:25.8. If the U.S. dollar versus ruble exchange rate were to decline by ten percent, our working capital could decline by $0.4 million.

Foreign Currency Intercompany Accounts and Notes Receivable

From time to time, we provide access to capital to our foreign subsidiaries through U.S. dollar denominated interest bearing promissory notes. Such funds are generally used by our foreign subsidiaries to purchase capital assets and for general working capital needs. In addition, we sell products to our foreign subsidiaries in U.S. dollars on trade credit terms. Because these U.S. dollar denominated intercompany debts are accounted for in the local currency of our foreign subsidiaries, any appreciation or devaluation of such foreign currencies against the U.S. dollar will result in a gain or loss, respectively, to our consolidated statement of operations. At June 30, 2007, we had outstanding accounts and notes receivable of $2.2 million and $1,000, from our subsidiaries in the Russian Federation and the United Kingdom, respectively. At June 30, 2007, the foreign exchange rate of the U.S. dollar to ruble was 1:25.8. If the U.S. dollar versus ruble exchange rate were to decline by ten percent our intercompany notes receivable could decline by $0.2 million. Due to the relatively small amount of intercompany receivables due from the United Kingdom changes in the exchange rate would not have a material effect.

Floating Interest Rate Risk

The Credit Agreement and the real estate mortgage agreement for our Pinemont facility each contain a floating interest rate. These floating interest rates subject us to the risk of increased interest costs associated with any upward movements in bank market interest rates. Under the Credit Agreement, our borrowing interest rate is a discounted prime lending rate or a LIBOR based rate, whichever we select. Under the real estate mortgage agreement, our borrowing rate is a LIBOR based rate plus 159 basis points with a minimum rate of 3.8%. As of June 30, 2007, we had borrowings of $6.9 million under the Credit Agreement and had standby letters of credit in the amount of $0.6 million outstanding at a borrowing rate of 6.9%. We also had borrowings of $2.7 million outstanding under our real estate mortgage agreement at a rate of 6.9%. Due to the amount of borrowings outstanding under these facilities, including potential borrowings available under the Credit Agreement, any increased interest costs associated with movements in market interest rates could be material to our financial condition, results of operations and/or cash flow. At June 30, 2007, based on our current level of borrowings, a 1.0% increase in interest rates would increase our interest expense annually by approximately $95,000.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of June 30, 2007 of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report has been made known to them in a timely fashion.

No changes in the Company’s internal controls over financial reporting occurred during the quarterly period ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 5.	Other Information.

Pursuant to Section 54 of the OYO Geospace Corporation Amended and Restated Bylaws, the board of directors of the Company adopted Amendment No. 1 to OYO Geospace Corporation Amended and Restated Bylaws (the “Amendment”), effective as of May 8, 2007, to comply with new requirements of The NASDAQ Stock Market, LLC. The Amendment amends Section 4 of the OYO Geospace Corporation Amended and Restated Bylaws to (i) allow for the issuance of securities that are not represented by physical certificates and (ii) permit stockholders to participate in a Direct Registration Program. The Amendment is attached as Exhibit 3.1 to this Quarterly Report on Form 10-Q. The foregoing description of the Amendment is qualified by reference to such exhibit.

PART II—OTHER INFORMATION

Item 6.	Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q.

3.1	Amendment No. 1 to OYO Geospace Corporation Amended and Restated Bylaws.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OYO GEOSPACE CORPORATION

Date: August 2, 2007	By:	/s/ Gary D. Owens
Gary D. Owens, Chairman of the Board
President and Chief Executive Officer
(duly authorized officer)

Date: August 2, 2007	By:	/s/ Thomas T. McEntire
Thomas T. McEntire
Chief Financial Officer
(principal financial officer)