Form 10-K
period 2007-09-30
OYO GEOSPACE CORP
filed 2007-12-07
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   for the Fiscal Year Ended September 30, 2007

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

There were 5,894,108 shares of the Registrant’s Common Stock outstanding as of the close of business on November 30, 2007. As of March 31, 2007, the aggregate market value of the Registrant’s Common Stock held by non-affiliates was approximately $309 million (based upon the closing price of $70.92 on March 31, 2007, as reported by The NASDAQ Global Market).

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

Seismic Exploration Products

Seismic data acquisition is conducted by combining a seismic energy source and a seismic data recording system. We provide many of the components of data recording systems, including geophones, hydrophones, multi-component sensors, seismic leader wire, geophone strings, connectors, seismic telemetry cables and other seismic related products. We also design and manufacture specialized seismic data acquisition systems targeted at conventional and niche markets. On land, our customers use our geophones, leader wire, cables and connectors to receive and measure seismic reflections resulting from an energy source to data recording units, which store information for processing and analysis. Additionally, we recently announced the development of a wireless seismic data acquisition system capable of very large channel configurations, which is expected to be commercially available in the first calendar quarter of 2008. In the marine environment, large ocean-going vessels tow long seismic cables known as “streamers” containing hydrophones which are used to detect pressure changes. Hydrophones transmit electrical impulses back to the vessel’s data recording unit, where the seismic data is stored for subsequent processing and analysis. Our marine seismic products help steer streamers while being towed and help recover streamers if they become disconnected from the vessel.

Our products are compatible with most major seismic data systems currently in use, and sales result primarily from seismic contractors purchasing our products as components of new seismic data systems or to repair and replace components of seismic data systems already in use.

Our wholly-owned subsidiary in the Russian Federation, OYO-GEO Impulse International, LLC (“OYO-GEO Impulse”), manufactures international standard geophones, sensors, seismic leader wire, seismic telemetry cables and related seismic products for the Russian and other international seismic marketplaces. Operating in foreign locations involves certain risks as discussed under the heading “Risk Factors—Our Foreign Subsidiaries and Foreign Marketing Efforts Face Additional Risks and Difficulties”.

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

Thermal Solution Products

Our thermal solutions product technologies were originally developed for seismic data processing applications. In 1995 we modified this technology for application in other markets. Our thermal solutions products include thermal printers, thermal printheads, dry thermal film and other thermal media. Our thermal printers produce images ranging in size from 12 to 54 inches wide and in resolution from 400 to 1,200 dots per inch (“dpi”). We market our thermal solutions products to a variety of industries, including the screen print, point of sale, signage and textile markets. We also continue to sell these products to our seismic customers, though this market comprises a small percentage of sales of our thermal solutions products.

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

As a result of the bankruptcy filing by the Former Primary Film Supplier, we recorded a $1.2 million charge in fiscal year 2002 due to the ultimate uncertainty of realization of value on certain assets, particularly certain prepaid purchase benefits and other benefits under the amended supply contract with the Former Primary Film Supplier. At the time, we believed there had not been any impairment in the value of the intellectual property we acquired from the Former Primary Film Supplier because we utilized such property to manufacture dry thermal film.

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

Products and Product Development

Seismic Products

Our seismic product lines currently consist of high-definition reservoir characterization products and services, geophones and hydrophones, including multi-component geophones and hydrophones, seismic leader wire, geophone string connectors, seismic telemetry cables, marine seismic cable retrieval and steering devices and specialized data acquisition systems targeted at conventional and niche markets. Our seismic products are compatible with most major seismic data acquisition systems currently in use. We believe that our seismic products are among the most technologically advanced instruments and equipment available for seismic data acquisition.

Our products used in marine seismic data acquisition include our patented marine seismic streamer retrieval devices (“SRDs”). Occasionally, streamer cables are severed and become disconnected from the vessel as a result of obstacles, inclement weather, vessel traffic or human error. Our SRDs, which are attached to the streamer cables, contain air bags which are designed to inflate automatically at a given depth, bringing the severed streamer cables to the surface. These SRDs save the seismic contractors significant time and money compared to the alternative of losing the streamer cable. We also produce seismic streamer steering devices, or “birds,” which are finlike devices that attach to the streamer cable. These birds help maintain the streamer cable at a certain desired depth as it is being towed through the water.

Other product developments include the HDSeis™ product line and a suite of borehole and reservoir characterization products and services. Our HDSeis™ System is a high-definition seismic data acquisition system with flexible architecture that allows it to be configured as a borehole seismic system or as a subsurface system for both land and marine reservoir-monitoring projects. The scalable architecture of the HDSeis™ System enables custom designed system configuration for applications ranging from low-channel engineering and environmental-scale surveys requiring a minimum number of recording channels to high-channel surveys required to efficiently conduct permanent deepwater reservoir imaging and monitoring. Modular architecture allows virtually unlimited channel expansion with global positioning systems and fiber-optic synchronization. In addition, multi-system synchronization features make the HDSeis™ System well suited for multi-well or multi-site acquisition, simultaneous surface and downhole acquisition and continuous reservoir monitoring projects.

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

Our recent 3D seismic product developments include an omni-directional geophone for use in reservoir monitoring, a compact marine three-component or four-component gimbaled sensor and special-purpose connectors, connector arrays and cases. We recently announced the development of a wireless seismic data acquisition system capable of very large channel configurations, which is expected to be commercially available in the first calendar quarter of 2008.

In order to take advantage of our existing cable manufacturing facilities and capabilities in Houston, we are designing and selling new cable products to the offshore oil and gas and offshore construction industries. The production of offshore marine cables requires specialized design capabilities and manufacturing equipment. We also utilize our Houston facility to manufacture deepwater reservoir characterization products. We are aggressively working to diversify our seismic product lines as well as utilizing our manufacturing capabilities for uses in other industries.

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

Competition

Seismic Products

We believe that we are one of the world’s largest manufacturers and distributors of seismic related products. The principal competitors in our seismic business segment for geophones, hydrophones, geophone string connectors, leader wire and telemetry cable are ION (formerly Input/Output), SERCEL (a division of CGG/Veritas) and Steward Cable. Furthermore, entities in China affiliated with SERCEL, as well as other Chinese manufacturers, produce geophones having similar design and specifications as one of our older geophone models. The Chinese entity affiliated with SERCEL has recently started producing a lower-cost geophone meeting current industry standards and specifications.

We believe that the principal key for success in the seismic instruments and equipment market are technological superiority, product durability, reliability, and customer support. We believe that price and product delivery are always important considerations for our customers. In general, most customers prefer to standardize geophones and hydrophones, particularly if they are used by seismic companies which have multiple crews which are able to support each other. This standardization makes it difficult for an outside geophone or hydrophone manufacturer to gain market share from other manufacturers with existing customer relationships.

As mentioned above, a key factor for seismic instruments and equipment manufacturers is durability under harsh field conditions. Instruments and equipment must meet not only rigorous technical specifications regarding signal integrity and sensitivity, but must also be extremely rugged and durable to withstand the rigors of field use, often in harsh environments.

With respect to our marine seismic products, we are not aware of any competing companies that manufacture a product functionally similar to our patented seismic streamer retrieval device. We believe our primary competitors in the manufacture of our streamer depth positioning device, or “birds,” are ION and SERCEL.

We believe our primary competitors for our deepwater cabled reservoir characterization and monitoring systems are traditional seismic equipment manufacturers or equipment providers such as WesternGeco (Schlumberger), ION, SERCEL and some newly formed alliances involving these companies.

We believe our primary competitors for high-definition borehole seismic data acquisition systems are Avalon and CGG.

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

We do not currently experience any significant difficulties in obtaining raw materials from our suppliers for the production of our seismic or thermal imaging products.

Product Manufacturing and Assembly

Our manufacturing and product assembly operations consist of machining or molding the necessary component parts, configuring these parts along with components received from various vendors and assembling a final product. We manufacture seismic equipment to the specifications of our customers. For example, we can armor cables for applications such as deepwater uses. We assemble geophone strings and seismic telemetry cables based on a number of customer choices such as length, gauge, tolerance and color of molded parts. With regard to dry thermal film, we mix and react various chemicals to formulate a reactive layer that is then coated onto a clear polyester film. The film is then coated with a protective topcoat that produces the final product. Upon completion, we test our final products to the functional and, in the case of seismic equipment, environmental, extremes of product specifications and inspect the products for quality assurance. We normally manufacture and ship our products based on customer orders and, therefore, typically do not maintain significant inventories of finished goods held for sale.

Markets and Customers

Our principal seismic customers are seismic contractors and major independent and government-owned oil and gas companies that either operate their own seismic crews or specify seismic instrument and equipment preferences to contractors. For our deepwater reservoir characterization products, our customers are generally large international oil and gas companies that operate long-term offshore oil and gas producing properties. Our thermal imaging customers primarily consist of direct users of our equipment as well as specialized resellers that focus on the newsprint, silkscreen and corrugated box printing industries. One customer comprised 12.6% of the fiscal year 2007 revenues. None of our customers comprised more than 10% of our net sales for fiscal years 2006 or 2005. The following table describes our sales by customer type (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2007	2006	2005
Seismic exploration customers	$83,193	$59,622	$47,437
Seismic reservoir customers	31,354	22,410	7,357
Industrial customers	7,903	6,448	4,607
Thermal solutions customers	15,312	15,183	13,422
Other	344	37	—

	$138,106	$103,700	$72,823

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

Research and Development

We expect to incur significant future research and development expenditures aimed at the development of additional seismic data acquisition products to be used for high-definition reservoir characterization in both land and marine environments and thermal imaging technologies. We have incurred company-sponsored research and development expenses of $7.3 million, $6.6 million and $5.0 million during the fiscal years ended September 30, 2007, 2006 and 2005, respectively.

Employees

As of September 30, 2007, we employed approximately 1,169 people predominantly on a full-time basis, of which approximately 545 were employed in the United States and approximately 575 in the Russian Federation. Our employees in the Russian Federation belong to a national union for machine manufacturers. Our remaining employees are not unionized. We have never experienced a work stoppage and consider our relationship with our employees to be satisfactory.

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

Our New Products May Not Achieve Market Acceptance

Management’s outlook and assumptions are based on various macro-economic factors and internal assessments, and actual market conditions could vary materially from those assumed. In recent years, we have incurred significant expenditures to fund our research and development efforts, and we intend to continue those expenditures in the future. However, research and development is by its nature speculative, and we cannot assure you that these expenditures will result in the development of new products or services or that any new products and services we have developed recently or may develop in the future will be commercially marketable or profitable to us. In particular, we have incurred substantial expenditures to develop our recently announced wireless seismic data acquisition system, as well as other seismic products for reservoir characterization applications. In addition, we try to use some of our capabilities, particularly our cable manufacturing capabilities, to supply products to new markets. Further, we have incurred substantial expense and expended significant effort to develop our thermal solutions products. We cannot assure you that we will realize our expectations regarding acceptance of and revenues generated by our new products and services in existing or new markets.

We May Experience Fluctuations in Quarterly Results of Operations

Historically, the rate of new orders for our products has varied substantially from quarter to quarter. Moreover, we typically operate, and expect to continue to operate, on the basis of orders in-hand for our products before we commence substantial manufacturing “runs.” The short-term nature of our order backlog generally does not allow us to predict with any accuracy demand for our products more than approximately three months in advance. Thus, our ability to replenish orders and the completion of orders, particularly large orders for deepwater reservoir characterization projects, can significantly impact our operating results and cash flow for any quarter, and results of operations for any one quarter may not be indicative of results of operations for future quarters. These periodic fluctuations in our operating results could adversely affect our stock price.

We Have a Relatively Small Public Float, and Our Stock Price May Be Volatile

We have approximately 4.1 million shares outstanding held by non-affiliates. This small float results in a relatively illiquid market for our common stock. Our daily trading volume for the year ended September 30, 2007 averaged approximately 57,000 shares, which is relatively small, though higher than in prior years due to the sale by OYO Corporation, through OYO Corporation U.S.A., of 1,700,000 shares of our common stock during fiscal years 2006 and 2005. Our small float and daily trading volumes have in the past caused, and may in the future result in, significant volatility in our stock price.

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

We cannot assure you that sales of our products will continue at current volumes or prices if current competitors or new market entrants introduce new products with better features, performance, price or other characteristics than our products. Competitive pressures or other factors may also result in significant price competition that could have a material adverse effect on our results of operations.

We Have a Limited Market for Our Products

In our seismic business segment, we market our traditional products to seismic service contractors and to large, independent and government-owned oil and gas companies. We estimate that, based on published industry sources, fewer than 50 seismic contracting companies are currently operating worldwide (excluding those operating in Russia and the former Soviet Union, India, the People’s Republic of China and certain Eastern European countries, where seismic data acquisition activity is difficult to verify). We estimate that fewer than 20 seismic contractors are engaged in marine seismic exploration. Due to these market factors, a relatively small number of customers, some of whom are experiencing financial difficulties, have accounted for most of our sales. From time to time these seismic contractors have sought to vertically integrate and acquire our competitors, which has influenced their supplier decisions before and after such transactions. The loss of a small number of these customers could materially and adversely impact sales of our seismic products.

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

Our Foreign Subsidiaries and Foreign Marketing Efforts Face Additional Risks and Difficulties

Based on customer billing data, net sales outside the United States accounted for approximately 67.3% of our net sales during fiscal year 2007; however, we believe the percentage is much higher as goods are delivered to a domestic location and ultimately shipped to a foreign location. We again expect net sales outside of the United States to represent a substantial portion of our net sales for fiscal year 2008 and subsequent years. Substantially all of our sales from the United States are made in U.S. dollars, though from time to time we make sales in foreign currencies. As a result, we may be subject to foreign currency fluctuations on our sales. In addition, net assets reflected on the balance sheets of our Russian, Canadian and United Kingdom subsidiaries are booked in foreign currencies and are subject to currency fluctuations. Consequently, significant foreign currency fluctuations could adversely impact our results of operations.

Foreign sales are subject to special risks inherent in doing business outside of the U.S., including the risk of war, terrorist activities, civil disturbances, embargo and government activities and foreign attitudes about conducting business activities with the U.S., all of which may disrupt markets. A portion of our manufacturing is conducted through our subsidiary OYO-GEO Impulse, which is based in the Russian Federation. Our business could be directly affected by political and economic conditions in the Russian Federation. Boycotts, protests, governmental sanctions and other actions in the region could adversely affect our ability to operate profitably. The risk of doing business in the Russian Federation and other economically or politically volatile areas could adversely affect our operations and earnings. Foreign sales are also generally subject to the risk of compliance with additional laws, including tariff regulations and import and export restrictions. Sales in certain foreign countries require prior United States government approval in the form of an export license. We cannot assure you that we will not experience difficulties in connection with future foreign sales. Also due to foreign laws and restrictions, should we experience substantial growth in certain foreign markets, for example in the Russian Federation, we may not be able to transfer cash balances to the United States to assist with debt servicing or other obligations.

Unfavorable Currency Exchange Rate Fluctuations Could Adversely Affect Our Results of Operations

The reporting currency for our financial statements is the U.S. dollar. However, certain of our subsidiaries are located in countries other than the United States. The assets, liabilities, revenues and costs of these foreign subsidiaries are denominated in currencies other than U.S. dollars. To prepare our consolidated financial statements, we must translate those assets, liabilities, revenues and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus these other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. These translations could result in significant changes to our results of operations from period to period. For the fiscal year ended September 30, 2007, approximately 20% of our consolidated revenues related to operations of our foreign subsidiaries.

We Rely on a Key Supplier for a Significant Portion of Our Dry Thermal Film

While we currently manufacture dry thermal film, we also purchase a large quantity of dry thermal film from a distributor located in the United States. Except for the film produced by us and sold to us by this distributor, we know of no other source for dry thermal film that performs well in our thermal imaging equipment.

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

We Have Been Subject to Control by a Principal Stockholder

In August 2005, our single largest stockholder, OYO Corporation, a Japanese corporation, through its wholly owned subsidiary, OYO Corporation U.S.A., sold 1,400,000 shares of our common stock in a secondary offering. During fiscal year 2006, pursuant to a privately negotiated transaction, OYO Corporation U.S.A. transferred 300,000 shares of our common stock to a former director upon the exercise of stock options held by such director who in turn sold the shares to non-affiliates. At September 30, 2007, OYO Corporation owned indirectly in the aggregate approximately 20.2% of our common stock. Accordingly, OYO Corporation, through its wholly owned subsidiary OYO Corporation U.S.A., is able to exercise substantial influence over our management, operations and affairs. In addition, we currently have, and may continue to have, a variety of contractual relationships with OYO Corporation and its affiliates. These relationships could further enable OYO Corporation to indirectly exert substantial influence on our operations.

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

Sarbanes-Oxley Act of 2002

In response to several high profile cases of accounting irregularities, the Sarbanes-Oxley Act of 2002, or the “Act,” was enacted into law on July 30, 2002. We began complying with the annual requirements of Section 404 of the Act with respect to our internal controls over financial reporting effective for our fiscal year ended September 30, 2006. The Act, and rules promulgated thereunder, as well as NASDAQ listing standards addressing corporate governance issues, endeavor to provide greater accountability and promote investor confidence by imposing specific corporate governance requirements, by requiring more stringent controls and certifications by corporate management and by utimately imposing new auditor attestations. The Act and NASDAQ rules affect how audit committees, corporate management and auditors of publicly traded companies carry out their respective responsibilities and interact with each other and mandate composition of audit committees by independent directors. The Act has resulted in higher expenses for publicly traded companies, including us, as a result of higher audit and review fees, higher legal fees, higher director fees and higher internal costs to document, test and potentially remediate internal control deficiencies. The Act, together with the financial scandals and difficult economic environment of recent years, has also led to substantially increased premiums for director and officer liability insurance. These increased expenses affect smaller public companies, like us, disproportionately from their effects on companies with larger revenue and operating income bases with which to absorb such increased costs.

With respect to the internal controls requirement flowing from the Act, we have devoted substantial efforts and incurred significant expenses in fiscal years 2005, 2006 and 2007 in documenting, testing and remediating potential deficiencies in our internal controls system. We have added internal resources and hired outside experts to help us with respect to these matters. We expect to incur substantial expenses in the future to maintain and audit our internal control documentation and procedures.

Item 2. Properties

As of September 30, 2007, our operations included the following locations:

Location	Owned/Leased	Approximate Square Footage	Use
Houston, Texas	Owned	387,000	See Note 1 below
Houston, Texas	Owned	77,000	See Note 2 below
Ufa, Bashkortostan, Russia	Owned	120,000	Manufacturing
Ufa, Bashkortostan, Russia	Owned	41,000	See Note 3 below
Calgary, Alberta, Canada	Owned	45,000	Sales and service
Luton, Bedfordshire, England	Owned	8,000	Sales and service
Beijing, China	Leased	1,000	Sales and service

We believe that our facilities are adequate for our current and immediately projected needs.

(1)	This property is located at 7007 Pinemont Drive in Houston, Texas (the “Pinemont facility”). It was purchased in September 2003 for the purpose of consolidating into one location all manufacturing, engineering, selling, marketing and administrative activities for both the seismic and thermal solution segment of our company in the United States. The Pinemont facility also serves as our company headquarters. Due to capacity constraints and growth expectations, we added 130,000 sq. ft. of manufacturing space and 40,000 sq. ft. of office space. We began utilizing this additional space in the fourth quarter of fiscal year 2007.
(2)	This property, located at 7334 N. Gessner in Houston, Texas (the “Gessner facility”), previously contained a manufacturing operation and certain support functions. We completed the relocation of these operations to the Pinemont facility in February 2004. In February 2006, we entered into a seven-year lease with a tenant whereby the tenant agreed to lease portions of the building until March 2008, at which time the tenant will occupy the entire Gessner facility.
(3)	This property served as a location for manufacturing operations until October 2002, at which time these operations were relocated to the new 120,000 square foot building in Ufa noted above. During the fiscal year ended September 30, 2007, we completed the sale of approximately 70% of this property and expect to complete the sale of the remaining approximately 30% during the fiscal year ending September 30, 2008. The sale of the 70% portion of the property resulted in a pretax gain of $1.7 million.

Item 3. Legal Proceedings

From time to time we are a party to what we believe is routine litigation and proceedings that may be considered as part of the ordinary course of our business.

On September 28, 2007, Beijing JMT Science & Technology, Ltd., filed a lawsuit against Geospace Technologies, LP, OYOG, LLC, OYO Geospace Corporation, OYO Corporation U.S.A. and Geospace Engineering Resources International, LP in the State District Court of Harris County, Texas, alleging claims in quantum meruit, breach of contract, fraud and theft of service related to commission payments allegedly owed to the plaintiff. The plaintiff is seeking damages in the amount of $490,000 plus interest, fees, expenses and any other actual or punitive damages. The Company intends to defend vigorously against the plaintiff’s claims. The ultimate liability with respect to these claims cannot be determined at this time.

Other than the aforementioned lawsuit, we are not aware of any current or pending litigation or proceedings that could have a material adverse effect on our results of operations, cash flows or financial condition, although we continue to monitor developments in the bankruptcy proceeding by our Former Primary Film Supplier and its existing claim against us as is described in the section entitled “Business—Thermal Solutions Products” contained in this Annual Report on Form 10-K.

Item 4. Submission of Matters to Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is quoted on The NASDAQ Global Market under the symbol “OYOG”. On November 30, 2007, there were approximately 23 holders of record of our common stock, and the closing price per share on such date was $104.70 as quoted by The NASDAQ Global Market.

The following table shows the high and low per share sales prices for our common stock reported on The NASDAQ Global Market.

	Low	High
Year Ended September 30, 2007:
Fourth Quarter	$67.16	$94.64
Third Quarter	70.00	81.89
Second Quarter	55.20	75.00
First Quarter	47.70	60.00

Year Ended September 30, 2006:
Fourth Quarter	$49.05	$61.35
Third Quarter	44.31	66.50
Second Quarter	28.08	61.36
First Quarter	18.24	29.33

Since our initial public offering in 1997, we have not paid dividends, and we do not intend to pay cash dividends on our common stock in the foreseeable future. We presently intend to retain our earnings for use in our business, with any future decision to pay cash dividends dependent upon our growth, profitability, financial condition and other factors our Board of Directors may deem relevant. Our existing credit agreement also has covenants that materially limit our ability to pay dividends. For a discussion of our credit agreement, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources” contained in this Annual Report on Form 10-K.

We did not sell any securities in fiscal years 2006, 2005 or 2004 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), except as has previously been disclosed on our Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 and on our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005. As we disclosed in those reports, an error was discovered as to the registration under the Securities Act of the securities offered under our 1999 Broad-Based Option Plan. Before the error was discovered and rectified, we issued a total of 700 shares of common stock upon the exercise of options granted under the Broad-Based Plan for an aggregate consideration of approximately $8,000 without registration and without exemption from registration under the Act, as follows:

Date Shares Issued	Number of Shares Issued
10/27/04	100
10/29/04	100
1/05/05	100
1/19/05	200
1/21/05	100
2/02/05	100

The following equity plan information is provided as of September 30, 2007:

	Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	425,600	$13.04	344,896

Equity Compensation Plans Not Approved by Security Holders	2,900	$12.89	18,800

Item 6. Selected Consolidated Financial Data

The following table sets forth certain selected historical financial data on a consolidated basis. The selected consolidated financial data were derived from our consolidated financial statements. The selected consolidated financial data should be read in conjunction with our consolidated financial statements appearing elsewhere in this Form 10-K. When reviewing the table below, please also note the recent transactions and new accounting pronouncements described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies”, contained in this Annual Report on Form 10-K.

	Years Ended September 30,
	2007	2006	2005	2004	2003
	(in thousands, except share and per share amounts)
Statement of Operations Data:
Sales	$138,106	$103,700	$72,823	$63,538	$50,854
Cost of sales	87,599	67,445	50,941	40,787	38,337

Gross profit	50,507	36,255	21,882	22,751	12,517
Operating expenses:
Selling, general and administrative	16,728	15,120	13,483	12,086	11,273
Research and development	7,327	6,634	4,960	4,794	5,226

Total operating expenses	24,055	21,754	18,443	16,880	16,499

(Gain)/loss on sale of assets	(1,667)	50	32	—	—

Income (loss) from operations	28,119	14,451	3,407	5,871	(3,982)
Other income (expense), net	118	(204)	(44)	61	69

Income (loss) before income taxes, and minority interest	28,237	14,247	3,363	5,932	(3,913)
Income tax expense (benefit)	8,638	4,477	812	(47)	(1,399)

Income (loss) before minority interest	19,599	9,770	2,551	5,979	(2,514)
Minority interest	—	—	(44)	(26)	(19)

Net income (loss)	$19,599	$9,770	$2,507	$5,953	$(2,533)

Net income (loss) per share:
Basic	$3.38	$1.72	$0.45	$1.07	$(0.46)

Diluted	$3.23	$1.64	$0.44	$1.05	$(0.46)

Weighted average shares outstanding:
Basic	5,793,840	5,686,600	5,606,858	5,573,611	5,550,216
Diluted	6,063,446	5,955,912	5,743,601	5,684,853	5,550,216

Other Financial Data:
Depreciation, amortization and stock-based compensation	$3,912	$4,499	$4,150	$4,966	$4,268
Capital expenditures	17,007	4,775	6,247	2,506	6,045

	As of September 30,
	2007	2006	2005	2004	2003
	(in thousands)
Balance Sheet Data:
Working capital	$60,329	$50,615	$40,501	$32,789	$24,937
Total assets	128,162	109,176	84,422	77,794	71,435
Short-term debt	322	312	340	1,029	5,889
Long-term debt	5,147	7,440	10,731	5,805	6,232
Stockholders’ equity	102,370	75,767	62,606	59,200	52,471

We did not declare or pay any dividends during any of the periods noted in the above tables.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the major elements of our consolidated financial statements. You should read this discussion and analysis together with our consolidated financial statements, including the accompanying notes, and other detailed information appearing elsewhere in this Form 10-K, included under the heading “Risk Factors”. The discussion of our financial condition and results of operations includes various forward-looking statements about our markets, the demand for our products and services and our future plans and results. These statements are based on assumptions that we consider to be reasonable, but that could prove to be incorrect. For more information regarding our assumptions, you should refer to the section entitled “—Forward-Looking Statements and Assumptions” contained in this Item 7 in this Annual Report on Form 10-K.

Background

We design and manufacture instruments and equipment used in the acquisition and processing of seismic data as well as in the characterization and monitoring of producing oil and gas reservoirs. We have been in the seismic instrument and equipment business since 1980 and market our products primarily to the oil and gas industry. We also design, manufacture and distribute thermal imaging equipment and dry thermal film products targeted at the screen print, point of sale, signage and textile market sectors. We have been manufacturing thermal imaging products in what is called our Thermal Solutions segment since 1995. For a more detailed discussion of our business segments and products, see the information under the heading “Business” in this Annual Report on Form 10-K.

Consolidated Results of Operations

We experienced strong worldwide demand for our seismic products throughout fiscal year 2007. Demand was strong in both our seismic exploration and seismic reservoir products and across most of our international markets, although we saw some decline in our year-over-year backlog for these products primarily due to the delivery of a $16.2 million seabed reservoir characterization system in our first quarter of fiscal year 2007. Our quarterly results throughout fiscal year 2007 were significantly impacted by the sale of this reservoir characterization system, as well as other reservoir characterization products. These reservoir characterization products generally have higher profit margins than our traditional seismic exploration products, and the sales price for systems sold during fiscal year 2007 ranged from approximately $1.0 million to $16.2 million.

Our reservoir characterization products have been well-received by the marketplace and we are pleased with the increasing acceptance of both our seabed and borehole suites of reservoir imaging products. However, as we have reported in the past, our sales and operating profits have varied significantly from quarter-to-quarter, and even year-to-year, and are expected to continue that trend in the future, especially when our quarterly financial results are impacted by the presence or absence of these relatively large, but somewhat erratic, shipments of seismic seabed and/or borehole reservoir characterization systems. At present, we do not have any large orders for these reservoir characterization products in our backlog, although, we are optimistic about a number of on-going negotiations with customers concerning these products. We cannot now determine what impact, if any, these potential orders may have on our future quarterly financial results. The quote-to-contract time for large permanent and retrievable seabed seismic data acquisition systems is generally quite long, and since these sales are not recognized in our financial statements until the products are shipped or accepted, the exact timing of any future sales can dramatically affect our quarterly results.

We report and evaluate financial information for two segments: Seismic and Thermal Solutions. Summary financial data by business segment follows (in thousands):

	Year Ended September 30,
	2007	2006	2005
Seismic
Seismic Exploration Product Revenue	$83,193	$59,622	$47,437
Reservoir Product Revenue	31,354	22,410	7,357
Industrial Product Revenue	7,903	6,448	4,607

Total Seismic Revenues	122,450	88,480	59,401
Operating income	35,873	22,307	10,072

Thermal Solutions
Revenues	15,312	15,183	13,422
Operating income	617	550	363

Corporate
Revenues	344	37	—
Operating loss	(8,371)	(8,406)	(7,028)

Consolidated Totals
Revenues	138,106	103,700	72,823
Operating income	28,119	14,451	3,407

Overview

Fiscal Year 2007 Compared to Fiscal Year 2006

Consolidated net sales for the year ended September 30, 2007 increased $34.4 million, or 33.2%, from fiscal year 2006. The increase in sales reflects strong demand from customers for our seismic exploration and seismic reservoir products as exploration activities increased due to higher oil and gas commodity prices.

Consolidated gross profits for the year ended September 30, 2007 increased by $14.2 million, or 39.3%, from fiscal year 2006. The increase in gross profits resulted primarily from increased sales of all products, including increased sales of our seismic reservoir, which have higher gross profit margins.

Consolidated operating expenses for the year ended September 30, 2007 increased $2.3 million, or 10.6%, from fiscal year 2006. The increase in operating expenses primarily resulted from increased incentive compensation expense, research and development expenses and other cost increases consistent with the increase in net sales.

Included in our fiscal year 2007 operating income is a $1.7 million gain from the sale of a significant portion of a surplus property located in the Russian Federation.

The U.S. statutory rate applicable to us for the periods reported was 34.0%; however, our effective tax rate was 30.6% and 31.4%, for the years ended September 30, 2007 and 2006, respectively. These lower effective tax rates included tax benefits resulting from (i) lower tax rates applicable to income earned in foreign jurisdictions, (ii) extraterritorial income deductions applicable to foreign export sales reported through December 31, 2006, (iii) manufacturers’/producers’ deduction, and (iv) research and experimentation tax credits.

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

Segment Results of Operations

Seismic Products

Fiscal Year 2007 Compared to Fiscal Year 2006

Net Sales. Sales of our seismic products for fiscal year 2007 increased $34.0 million, or 38.4%, from fiscal year 2006. All product groups contributed to the increase in sales, including a $23.6 million increase in seismic exploration product sales and an $8.9 million increase in seismic reservoir characterization product sales. These sales increases resulted from increasing worldwide oil and gas exploration activities creating higher demand for our seismic exploration products, and from increasing demand and acceptance by customers for our reservoir characterization product technologies. Our reservoir characterization products generally yield higher gross margins than do our other seismic exploration products. Our industrial products, including offshore cables, industrial cables and industrial sensors also generated higher revenues during fiscal year 2007.

Operating Income. Operating income from sales of our seismic products for fiscal year 2007 increased $13.6 million, or 60.8%, from fiscal year 2006. Our operating income increased in fiscal year 2007 due to increased sales of our seismic products, and from a greater mix of reservoir characterization products which yield higher profit margins.

Fiscal Year 2006 Compared to Fiscal Year 2005

Net Sales. Sales of our seismic products for fiscal year 2006 increased $29.1 million, or 49.0%, from fiscal year 2005. The significant increase in sales primarily resulted from increased sales of reservoir characterization systems and marine-based exploration products. These sales increases resulted from increasing acceptance by customers of our reservoir-focused technologies, and from increasing oil and gas exploration activities causing demand for our marine-based exploration products. Our reservoir characterization products and marine-based seismic products generally yield higher gross margins than do our other seismic exploration products. To a lesser extent, our industrial products also generated higher revenues during fiscal year 2006.

Operating Income. Operating income from sales of our seismic products for fiscal year 2006 increased $12.2 million, or 121.5%, from fiscal year 2005. Our operating income increased in fiscal year 2006 due to increased sales and from a greater mix of high profit margin product sales including reservoir characterization products and marine-based exploration products.

Thermal Solutions Products

Fiscal Year 2007 Compared to Fiscal Year 2006

Net Sales. Sales of our thermal solutions products for fiscal year 2007 increased $0.1 million, or 0.8%, from fiscal year 2006. This increase in sales resulted from a small increase in equipment sales offset by a decline in sales of thermal film products. In addition, approximately 30% of our thermal solutions sales originate in Europe and such transactions are conducted in the local applicable currency. The strengthening of these currencies against the U.S. dollar during fiscal year 2007 has contributed to the increase in consolidated sales for this business segment.

Operating Income. Our operating income from our thermal solutions products for fiscal year 2007 increased $67,000, or 12.2%, from fiscal year 2006. Such increase in operating income is the result of increased sales, foreign currency impact on profits recorded by our European subsidiary, and manufacturing process improvements.

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

For a discussion regarding our acquisition of assets from Graphtec and acquisition of intellectual property from our Former Primary Film Supplier see “Business—Thermal Solution Products” in this Annual Report on Form 10-K.

Facilities Expansion

We have been running at or near full capacity in portions of our original Pinemont facility. As a result, in fiscal year 2006 we opted to expand our Pinemont facility manufacturing space to approximately double its original size. We have completed the construction phase of this facility expansion, and are now in the process of adding and assembling the appropriate manufacturing machinery and equipment. We have begun producing some products in this facility, although not in significant quantities. The total cost of this facility expansion, including initial machinery and equipment purchases, is expected to be $12.0 million. Costs for the facility expansion and machinery and equipment are being funded from our internal cash flows and/or from borrowings under our Credit Agreement, discussed below under the heading “—Liquidity and Capital Resources”. Depending on our future cash flow needs, we may obtain a long-term loan secured by a mortgage on our Pinemont facility to replenish our cash reserves and/or repay borrowings under our Credit Agreement.

As a result of growth in our Russian operation, and with an expectation of new product lines to be introduced over the coming years, we are evaluating plans to expand our manufacturing capacity in the Russian Federation, including the construction of added capacity onto our existing 120,000 square foot facility. We are still in the early phases of planning for this project and considering the various options available to us. The construction or acquisition of any additional space is estimated to cost up to $6.0 million. The Russian facility expansion is expected to be financed from (i) our internal cash flows, (ii) the sale of non-critical assets, and/or (iii) from borrowings under our Credit Agreement, discussed below under the heading “—Liquidity and Capital Resources”.

Incentive Compensation Program

Our incentive compensation program for fiscal year 2007 allows most employees to begin earning incentive compensation upon the company exceeding a 5% pretax return on shareholders’ equity (determined as of September 30, 2006). In addition, certain key employees are also required to achieve specific goals to earn a significant portion of their incentive compensation award. Bonus awards earned under the program are paid out to eligible employees after the end of the fiscal year.

Upon reaching the 5% threshold under this program, an incentive compensation accrual is established equal to 30% of the amount of any consolidated pretax profits above the 5% pretax return threshold. The maximum aggregate bonus under the program for fiscal year 2007 is $3.2 million. As a result of the significant pretax profits earned by the company during the three months ended December 31, 2006 and upon the expectation that key employees will achieve their goals, we accrued incentive compensation expenses of $3.2 million during our first quarter of fiscal year 2007, which is the maximum amount allowed under the program. As a result, there were no additional incentive compensation expenses recorded since the first fiscal quarter ended December 31, 2006. Under a similar incentive compensation program for fiscal year 2006, we accrued incentive compensation expenses of $3.0 million.

Liquidity and Capital Resources

At September 30, 2007, we had $3.0 million in cash and cash equivalents. For fiscal year 2007, we generated approximately $12.4 million of cash in operating activities. The cash generated in operating activities primarily resulted from net income of $19.6 million, which includes non-cash charges of $3.5 million for deferred taxes, stock-based compensation, depreciation and amortization. Other sources of cash from operating activities and changes in our working capital accounts included (i) a $2.5 million increase in accrued expenses and other primarily due to increased accrual for unpaid incentive compensation and product warranty expense, (ii) a $1.7 million additional reserve for bad debts and inventory obsolescence and (iii) a $1.2 million increase in accounts payable primarily resulting from increased levels of inventories and fixed assets. These sources of cash were partially offset by (i) a $7.7 million decrease in deferred revenue resulting from the recognition of revenue of a large reservoir characterization system in our first quarter, (ii) a $2.3 million increase in inventories resulting from new and anticipated customer orders, and (iii) a $3.3 million increase in accounts and notes receivable resulting from increased sales. As previously noted, we have been in a period of significant demand for our products, which has resulted in a build-up of our inventories to be able to continue to meet actual and anticipated future customer demand. Such increases in our inventory levels have likewise resulted in increases in our inventory obsolescence expense as the level of obsolete and slow moving inventories increase. The increased level of inventories has put greater demands on our management of inventories, and we are giving substantial attention to the management of our inventories in this context.

For fiscal year 2007, we used approximately $15.1 million of cash in investing activities, including $17.0 million for capital expenditures, which was partially offset by $1.9 million of cash proceeds from the sale of property and equipment, primarily from the sale of a portion of a surplus property located in the Russian Federation. We estimate that our total capital expenditures in fiscal year 2008 will be approximately $16.0 million to $22.0 million, which includes capital expenditures to (i) expand our facility in the Russian Federation, (ii) complete our equipment additions at our recently expanded facility in Houston, (iii) increase the size of our seismic equipment rental fleet, and (iv) improve software and other technologies in our worldwide facilities. We expect the capital expenditures will be financed from our internal cash flow and/or from borrowings under our Credit Agreement.

For fiscal year 2007, we generated approximately $2.7 million of cash in the financing activities of our operations, including a $3.1 million excess tax benefit from stock-based compensation and $2.5 million received from the exercise of stock options by employees and directors. These sources of cash were partially offset by $2.3 million of net principal payments under our Credit Agreement.

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

For fiscal year 2006, we used approximately $4.6 million of cash in investing activities, including $4.8 million for capital expenditures, which was partially offset by $0.3 million of cash proceeds we received from the sale of surplus land.

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

For fiscal year 2005, we used approximately $4.9 million of cash in investing activities. We received $1.3 million of cash proceeds from the sale of a facility in Stafford, Texas. We used $6.2 million of cash for capital expenditures, including approximately $1.4 million which was paid to Graphtec on October 1, 2004 for its printhead production assets and $1.0 million which was used for the construction of a cleanroom at our Pinemont facility for thermal printhead production as a result of our acquisition of the thermal printhead production assets from Graphtec as is described under the heading “Business—Thermal Solutions Products”.

For fiscal year 2005, we generated approximately $4.8 million of cash in financing activities which we obtained from borrowings under the Credit Agreement. This amount includes $0.7 million as a result of the repayment of a mortgage upon the sale of our Stafford facility.

On November 22, 2004, several of our subsidiaries entered into a credit agreement (the “Credit Agreement”) with a bank. Under the Credit Agreement, as amended, our borrower subsidiaries can borrow up to $25.0 million principally secured by their accounts, inventories and equipment. The Credit Agreement expires on January 31, 2010. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial ratios, restricts our and our borrower subsidiaries’ ability to pay dividends and contains other covenants customary in agreements of this type. We believe that the ratio of total liabilities to tangible net worth and the asset coverage ratio could prove to be the most restrictive. The interest rate for borrowings under the Credit Agreement is, at our borrower subsidiaries’ option, a discounted prime rate or a LIBOR based rate. At September 30, 2007, there were borrowings of $0.9 million under the Credit Agreement, $0.5 million of standby letters of credit were outstanding and additional available borrowings of $23.6 million.

A summary of future payments owed for contractual obligations and commercial commitments as of September 30, 2007 are shown in the table below (in thousands):

	Payment Due By Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Contractual Obligations:
Long-term debt	$4,545	$322	$3,103	$640	$480

Commercial Commitments:
Lines of Credit	924	—	924	—	—

Total Contractual Obligations and Commercial Commitments	$5,469	$322	$4,027	$640	$480

We believe that the combination of existing cash reserves, cash flows from operations and borrowing availability under the Credit Agreement should provide us sufficient capital resources and liquidity to fund our planned operations through fiscal year 2008. However, there can be no assurance that such sources of capital will be sufficient to support our capital requirements in the long-term, and we may be required to issue additional debt or equity securities in the future to meet our capital requirements. There can be no assurance we would be able to issue additional equity or debt securities in the future on terms that are acceptable to us or at all.

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

Goodwill represents the excess of the purchase price of purchased businesses over the estimated fair value of the acquired business’ net assets. Under the Statement of Financial Accounting Standards, or “SFAS”, 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed periodically for impairment. Intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives; however, no maximum life applies. In accordance with the provisions of SFAS 142, we no longer record goodwill amortization expense. We review the carrying value of goodwill and other long-lived assets to determine whether there has been an impairment since the date of the relevant acquisition. We have elected to make September 30 the annual impairment assessment date and will perform additional impairment tests if a change in circumstances occurs that would more likely than not reduce the fair value of long-lived assets below their carrying amount. The assessment is performed in two steps: step one is to test for potential impairment and if potential losses are identified, step two is to measure the impairment loss. We performed step one at September 30, 2007 and found that there were no impairments at that time; thus, step two was not necessary.

We primarily derive revenue from the sale, and short-term rental under operating leases, of seismic instruments and equipment and thermal solutions products. We generally recognize sales revenues when our products are shipped and title and risk of loss have passed to the customer. We recognize rental revenues as earned over the rental period. Rentals of our equipment generally range from daily rentals to rental periods of up to nine months or longer. Except for certain of our reservoir characterization products, our products are generally sold without any customer acceptance provisions and our standard terms of sale do not allow customers to return products for credit. In instances where is the customer requires a significant performance test for our new and unproven products, we do not recognize the revenue attributable to the product as to which the performance test applies until the performance test is satisfied. Collection of revenue from the sale of large-scale reservoir characterization products may occur at various stages of production or after delivery of the product, and the collected funds are not refundable to the customer.

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

We do not modify our normal billing and credit terms for these types of sales. As of September 30, 2007, we had no sales under bill and hold arrangements.

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

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, to clarify certain aspects of accounting for uncertain tax position, including issues related to the recognition and measurement of those tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006, and therefore will apply to us with our 2008 fiscal year beginning October 1, 2007. We are in the process of evaluating the impact of this interpretation.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable for fiscal years ending after November 15, 2006. We adopted the provisions of SAB 108 as of September 30, 2007. The adoption of SAB 108 did not have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for the first fiscal year beginning after November 15, 2006, and therefore will apply with our 2008 fiscal year beginning October 1, 2007. We are evaluating the impact, if any, that the adoption of SFAS No. 159 will have on our consolidated financial statements.

Forward-Looking Statements and Assumptions

This Report on Form 10-K and the documents incorporated by reference herein, if any, contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these forward-looking statements by terminology such as “may”, “will”, “should”, “intend”, “expect”, “plan”, “budget”, “forecast”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other forward-looking information. These forward-looking statements reflect our best judgment about future events and trends based on the information currently available to us. However, there may be events in the future that we are not able to predict or control. The factors listed under the caption “Risk Factors”, as well as cautionary language in this Annual Report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this Annual Report on Form 10-K could have a material adverse effect on our business, results of operations and financial position, and actual events and results of operations may vary materially from our current expectations.

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

•

While demand for our traditional seismic exploration products is cyclical, we believe demand for these products will continue to be strong through fiscal year 2008 as a result of high oil and gas commodity prices. However, we expect intense competition and pricing pressures to continue to impact the gross profit margins we realize on most of our seismic exploration products.

•

Based on the level of existing customer orders and inquiries, we expect revenues from our borehole and seabed reservoir characterization products to be similar to or greater than fiscal year 2007 levels.

•	We expect new products introductions, such as our new wireless seismic data recording system, to significantly impact our revenues and profits during fiscal year 2008.

•	Demand for our products used in the thermal solutions industry is expected to increase marginally for the foreseeable future.

•	As our offshore cable and industrial sensor products gain market acceptance, we expect demand for these products to increase.

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

Foreign Currency and Operations Risk

One of our wholly-owned subsidiaries, OYO-GEO Impulse, is located in the Russian Federation. Therefore, our financial results may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions in the Russian Federation or changes in its political climate. Our consolidated balance sheet at September 30, 2007 reflected approximately $5.3 million of net working capital related to OYO-GEO Impulse.

OYO-GEO Impulse both receives its income and pays its expenses primarily in rubles. To the extent that transactions of OYO-GEO Impulse are settled in rubles, a devaluation of the ruble versus the U.S. dollar could reduce any contribution from OYO-GEO Impulse to our consolidated results of operations and total comprehensive income as reported in U.S. dollars. We do not hedge the market risk with respect to our operations in the Russian Federation; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of rubles versus U.S. dollars to the extent such disruptions result in any reduced valuation of OYO-GEO Impulse’s net working capital or future contributions to our consolidated results of operations. At September 30, 2007, the foreign exchange rate of the U.S. dollar to the ruble was 1:24.9. If the U.S. dollar versus ruble exchange rate were to decline by ten percent, our working capital could decline by $0.5 million.

Foreign Currency Intercompany Accounts and Notes Receivable

From time to time, we provide access to capital to our foreign subsidiaries through U.S. dollar denominated interest bearing promissory notes. Such funds are generally used by our foreign subsidiaries to purchase capital assets and for general working capital needs. In addition, we sell products to our foreign subsidiaries in U.S. dollars on trade credit terms. Because these U.S. dollar denominated intercompany debts are accounted for in the local currency of our foreign subsidiaries, any appreciation or devaluation of such foreign currencies against the U.S. dollar will result in a gain or loss, respectively, to our consolidated statement of operations. At September 30, 2007, we had outstanding accounts and notes receivable of $0.7 million and $0.3 million from our subsidiaries in the Russian Federation and Canada, respectively. At September 30, 2007, the foreign exchange rate of the U.S. dollar to ruble was 1:24.9. If the U.S. dollar versus ruble exchange rate were to decline by ten percent our intercompany notes receivable could decline by $72,000. Due to the relatively small amount of intercompany receivables due from our subsidiary in Canada changes in the exchange rate would not have a material effect.

Floating Interest Rate Risk

The Credit Agreement and the real estate mortgage agreement for our Pinemont facility each contain a floating interest rate. These floating interest rates subject us to the risk of increased interest costs associated with any upward movements in bank market interest rates. Under the Credit Agreement, our borrowing interest rate is a discounted prime lending rate or a LIBOR based rate, whichever we select. Under the real estate mortgage agreement, our borrowing rate is a LIBOR based rate plus 159 basis points with a minimum rate of 3.8%. As of September 30, 2007, we had borrowings of $0.9 million under the Credit Agreement and had standby letters of credit in the amount of $0.5 million outstanding at a borrowing rate of 6.4%. We also had borrowings of $2.6 million outstanding under our real estate mortgage agreement at a rate of 7.4%. Due to the amount of borrowings outstanding under these facilities, including potential borrowings available under the Credit Agreement, any increased interest costs associated with movements in market interest rates could be material to our financial condition, results of operations and/or cash flow. At September 30, 2007, based on our current level of borrowings, a 1.0% increase in interest rates would increase our interest expense annually by approximately $35,000.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements, including the reports thereon, the notes thereto and supplementary data begin at page F-1 of this Form 10-K and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As disclosed in our Current Report on Form 8-K dated December 7, 2006, filed with the Securities and Exchange Commission on December 12, 2006, on December 7, 2006, we notified PricewaterhouseCoopers L.L.P. (“PwC”), our independent registered public accounting firm, that our Audit Committee decided to dismiss PwC as our independent registered public accounting firm. During the fiscal years ended September 30, 2005 and

2006 and through December 7, 2006, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of PwC, would have caused PwC to make reference thereto in its reports on the financial statements for such years.

As further disclosed in our Current Report on Form 8-K dated December 7, 2006, filed with the Securities and Exchange Commission on December 12, 2006, our Audit Committee decided to engage UHY LLP (“UHY”) as our independent registered public accounting firm effective on December 7, 2006. UHY has acted as our independent registered public accounting firm beginning with the fiscal year ending September 30, 2007. Since December 7, 2006, UHY has not resigned, declined to stand for reelection or been dismissed, and there has been no disagreement related to accounting principles, audit procedures or financial statement disclosure between us and UHY, and UHY continues to serve as our independent public accountant.

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

In connection with the preparation of this Annual Report on Form 10-K, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of September 30, 2007 of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion.

In our Annual Report on Form 10-K for the fiscal year ended September 30, 2005, we disclosed that a material weakness existed in our controls over the year-end physical inventory. Specifically, as previously disclosed, the controls in place to ensure an accurate count and verify the existence of inventory at our Pinemont facility in Houston, Texas were not properly designed and thus, failed to detect counting errors and other inaccuracies prior to the posting of the physical inventory adjustments to the general ledger. Following the discovery of the material weakness, management implemented a number of measures described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005 to remedy the weakness. As a result of those measures, and as stated above, the CEO and CFO have determined that our disclosure controls and procedures for fiscal year 2007, including our control over the year-end physical inventory, are effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework. Based on this assessment, our management concluded that, as of September 30, 2007, our internal control over financial reporting is effective based on those criteria.

Our internal control over financial reporting as of September 30, 2007 has been audited by UHY LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with our management’s evaluation of such internal control that occurred during our fourth fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 2008 Annual Meeting of Stockholders under the captions “Election of Directors”, “Executive Officers and Compensation,” “Section 16(a) Beneficial Ownership Compliance” and “Code of Ethics” and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 2008 Annual Meeting of Stockholders under the caption “Executive Officers and Compensation” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 2008 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference, and in Item 5, “Market for Registrant’s Common Equity and Related Stockholder Matters,” contained in Part II hereof.

Item 13. Certain Relationships and Related Transactions

The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 2008 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 2008 Annual Meeting of Stockholders under the caption “Independent Public Accountant” and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Financial Statements and Financial Statement Schedules

The financial statements and financial statement schedules listed on the accompanying Index to Financial Statements (see page F-1) are filed as part of this Annual Report on Form 10-K.

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

10.15(h)	Promissory Note dated September 19, 2005, made by Concord Technologies, LP, Geospace Technologies, LP, OYO Instruments, LP, Geospace Engineering Resources International, LP and OYOG Operations, LP for the benefit of Regions Bank (F/K/A Union Planters Bank, N.A.).

10.16(h)	Guaranty Agreement dated September 19, 2005, made by and between the Company and Regions Bank (F/K/A Union Planters Bank, N.A.). Each of OYOG, LLC and OYOG Limited Partner, LLC has entered into a Guaranty Agreement with Regions Bank (F/K/A Union Planters Bank, N.A.) which is substantially identical to the exhibited Guaranty Agreement.

Exhibit Number	Description of Documents

10.17(h)	Security Agreement dated as of September 19, 2005, between Regions Bank (F/K/A Union Planters Bank, N.A.), and Concord Technologies, LP. Each of Geospace Technologies, LP, OYO Instruments, LP, Geospace Engineering Resources International, LP and OYOG Operations, LP has entered into a Security Agreement with Regions Bank (F/K/A Union Planters Bank, N.A.) which is substantially identical to the exhibited Security Agreement.

10.18(e)	Deed of Trust, Security Agreement, Assignment of Rents and Financing Statement, dated September 10, 2003, by and between OYOG Operations, LP and Compass Bank.

10.19(e)	Promissory Note dated September 10, 2003, made by OYOG Operations, LP payable to Compass Bank.

10.20(e)	Guaranty Agreement dated September 10, 2003, by and between the Company and Compass Bank.

10.21(e)	Earnest Money Contract dated May 27, 2003, by and between Cooper Tools, Inc. and OYOG Operations, L.P.

10.22(e)	First Amendment to Earnest Money Contract, dated July 14, 2003, by and between Cooper Tools, Inc. and OYOG Operations, LP.

10.23(e)	Second Amendment to Earnest Money Contract, dated August 14, 2003, by and between Cooper Tools, Inc. and OYOG Operations, LP.

10.24(e)	Third Amendment to Earnest Money Contract, dated August 22, 2003, by and between Cooper Tools, Inc. and OYOG Operations, LP.

10.25(i)	OYO Geospace Corporation Fiscal Year 2006 Bonus Plan.

10.26(j)	Second Amendment to Loan Agreement dated as of June 16, 2006, between Regions Bank (F/K/A Union Planters Bank, N.A.) and Concord Technologies, LP, Geospace Technologies, LP, OYO Instruments, LP, Geospace Engineering Resources International, LP and OYOG Operations, LP.

10.27(k)	Third Amendment to Loan Agreement dated as of January 10, 2007, between Regions Bank (F/K/A Union Planters Bank, N.A.) and Concord Technologies, LP, Geospace Technologies, LP, OYO Instruments, LP, Geospace Engineering Resources International, LP and OYOG Operations, LP.

10.28(l)	Fourth Amendment to Loan Agreement dated as of October 12, 2007, between Regions Bank (F/K/A Union Planters Bank, N.A.) and Concord Technologies, LP, Geospace Technologies, LP, OYO Instruments, LP, Geospace Engineering Resources International, LP and OYOG Operations, LP.

21.1	Subsidiaries of the Registrant.

23.1	Consent of UHY LLP, Independent Registered Public Accounting Firm.

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed September 30, 1997 (Registration No. 333-36727).

(b)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed November 5, 1997 (Registration No. 333-36727).
(c)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended September 30, 1998.
(d)	Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed November 18, 1997 (Registration No. 333-36727).
(e)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2003.
(f)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2004.
(g)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed February 15, 2005. (Registration No. 333-122835).
(h)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed September 21, 2005.
(i)	Incorporated by reference to the Registrant’s Current Report on Form 10-K for the year ended September 30, 2005.
(j)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed July 3, 2006.
(k)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed January 11, 2007.
(l)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 26, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OYO GEOSPACE CORPORATION

By:	/S/ GARY D. OWENS
Gary D. Owens, Chairman of the Board President and Chief Executive Officer
December 6, 2007

Pursuant to the requirements of the Securities Exchange Act, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GARY D. OWENS Gary D. Owens	Chairman of the Board President and Chief Executive Officer (Principal Executive Officer)	December 6, 2007

/S/ THOMAS T. MCENTIRE Thomas T. McEntire	Chief Financial Officer (Principal Financial and Accounting Officer)	December 6, 2007

/S/ WILLIAM H. MOODY William H. Moody	Director	December 6, 2007

/S/ KATSUHIKO KOBAYASHI Katsuhiko Kobayashi	Director	December 6, 2007

/S/ RYUZO OKUTO Ryuzo Okuto	Director	December 6, 2007

/S/ MICHAEL J. SHEEN Michael J. Sheen	Director	December 6, 2007

/S/ THOMAS L. DAVIS Thomas L. Davis	Director	December 6, 2007

/S/ CHARLES H. STILL Charles H. Still	Director	December 6, 2007

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of OYO Geospace Corporation:

We have audited the accompanying consolidated balance sheet of OYO Geospace Corporation and subsidiaries (“the Company”) as of September 30, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OYO Geospace Corporation and subsidiaries as of September 30, 2007, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of OYO Geospace Corporation and subsidiaries’ internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 7, 2007 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/S/    UHY LLP

Houston, Texas

December 7, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of OYO Geospace Corporation:

We have audited OYO Geospace Corporation’s (“the Company”) internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Part II, Item 9A of this Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, OYO Geospace Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of OYO Geospace Corporation and subsidiaries as of September 30, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended, and our report dated December 7, 2007, expressed an unqualified opinion on those consolidated financial statements.

/S/    UHY LLP

Houston, Texas

December 7, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of OYO Geospace Corporation:

In our opinion, the consolidated balance sheet as of September 30, 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of two years in the period ended September 30, 2006 present fairly, in all material respects, the financial position of OYO Geospace Corporation and its subsidiaries at September 30, 2006, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended September 30, 2006 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Houston, TX

December 7, 2006

OYO Geospace Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share amounts)

	AS OF SEPTEMBER 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$3,013	$2,054
Trade accounts receivable, net of allowance of $549 and $757	18,510	20,720
Notes receivable, net of allowance of $478 and $0	4,712	1,449
Inventories, net	50,276	49,378
Deferred income tax	2,391	1,805
Prepaid expenses and other current assets	2,072	1,178

Total current assets	80,974	76,584

Rental equipment, net	912	612
Property, plant and equipment, net	38,051	24,481
Patents, net of accumulated amortization of $4,588 and $4,116	1,297	1,758
Goodwill	1,843	1,843
Deferred income tax	228	951
Notes receivable-noncurrent	4,269	2,302
Other assets	588	645

Total assets	$128,162	$109,176

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Book overdrafts	$—	$636
Notes payable and current maturities of long-term debt	322	312
Accounts payable trade	7,760	6,593
Accrued expenses and other current liabilities	10,007	7,976
Deferred revenue	1,668	9,313
Deferred income tax	120	132
Income tax payable	768	1,007

Total current liabilities	20,645	25,969

Long-term debt net of current maturities	5,147	7,440

Total liabilities	25,792	33,409

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, no shares Issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 5,888,758 and 5,735,208 shares issued and outstanding	59	57
Additional paid-in capital	40,420	34,637
Retained earnings	59,628	40,029
Accumulated other comprehensive income	2,263	1,044

Total stockholders’ equity	102,370	75,767

Total liabilities and stockholders’ equity	$128,162	$109,176

The accompanying notes are an integral part of the consolidated financial statements.

OYO Geospace Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	YEAR ENDED SEPTEMBER 30,
	2007	2006	2005
Net sales	$138,106	$103,700	$72,823
Cost of sales	87,599	67,445	50,941

Gross profit	50,507	36,255	21,882
Operating expenses:
Selling, general and administrative expenses	16,728	15,120	13,483
Research and development expenses	7,327	6,634	4,960

Total operating expenses	24,055	21,754	18,443

(Gain)/loss on sale of assets	(1,667)	50	32

Income from operations	28,119	14,451	3,407

Other income (expense):
Interest expense	(424)	(800)	(644)
Interest income	549	578	544
Foreign exchange gains (losses)	30	20	(3)
Other, net	(37)	(2)	59

Total other income (expense), net	118	(204)	(44)

Income before income taxes and minority interest	28,237	14,247	3,363
Income tax expense	8,638	4,477	812

Income before minority interest	19,599	9,770	2,551
Minority interest	—	—	(44)

Net income	$19,599	$9,770	$2,507

Earnings per share:
Basic	$3.38	$1.72	$0.45

Diluted	$3.23	$1.64	$0.44

Weighted average shares outstanding:
Basic	5,793,840	5,686,600	5,606,858

Diluted	6,063,446	5,955,912	5,743,601

The accompanying notes are an integral part of the consolidated financial statements.

OYO Geospace Corporation and Subsidiaries

Consolidated Statement of Stockholders’ Equity

For the years ended September 30, 2007, 2006 and 2005

(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at September 30, 2004	5,588,160	$56	$31,115	$27,752	$277	$59,200
Comprehensive income:
Net income	—	—	—	2,507	—	2,507
Foreign currency translation adjustments	—	—	—	—	253	253

Total comprehensive income						2,760
Issuance of common stock pursuant to Director Plan	3,120	—	60	—	—	60
Issuance of common stock pursuant to exercise of options, net of tax	38,885	—	586	—	—	586

Balance at September 30, 2005	5,630,165	56	31,761	30,259	530	62,606

Comprehensive income:
Net income	—	—	—	9,770	—	9,770
Foreign currency translation adjustments	—	—	—	—	514	514

Total comprehensive income						10,284
Issuance of common stock pursuant to Director Plan	1,268	—	60	—	—	60
Excess tax benefit from share-based compensation		—	898	—	—	898
Issuance of common stock pursuant to exercise of options, net of tax	103,775	1	1,309	—	—	1,310
Stock-based compensation	—	—	609	—	—	609

Balance at September 30, 2006	5,735,208	57	34,637	40,029	1,044	75,767

Comprehensive income:
Net income	—	—	—	19,599	—	19,599
Foreign currency translation adjustments	—	—	—	—	1,219	1,219

Total comprehensive income						20,818
Excess tax benefit from share—based compensation		—	3,083	—	—	3,083
Issuance of common stock pursuant to exercise of options, net of tax	153,550	2	2,489	—	—	2,491
Stock-based compensation	—	—	211	—	—	211

Balance at September 30, 2007	5,888,758	$59	$40,420	$59,628	$2,263	$102,370

The accompanying notes are an integral part of the consolidated financial statements.

OYO Geospace Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	YEAR ENDED SEPTEMBER 30,
	2007	2006	2005
Cash flows from operating activities:
Net income	$19,599	$9,770	$2,507
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense (benefit)	(479)	1,640	(558)
Depreciation	3,230	3,215	3,433
Amortization	471	675	717
Stock-based compensation	211	609	—
Inventory obsolescence expense	1,442	807	767
Minority interest	—	—	44
(Gain) loss on disposal of property, plant and equipment	(1,655)	98	26
Bad debt expense	236	208	337
Effects of changes in operating assets and liabilities:
Trade accounts and notes receivable	(3,256)	(11,239)	16
Inventories	(2,340)	(17,030)	(8,517)
Prepaid expenses and other assets	(895)	228	(598)
Accounts payable	1,167	2,218	1,255
Accrued expenses and other	2,554	4,754	(1,075)
Deferred revenue	(7,645)	8,992	5
Income tax payable	(239)	406	16

Net cash provided by (used in) operating activities	12,401	5,351	(1,625)

Cash flows from investing activities:
Proceeds from the sale of property, plant and equipment	1,889	257	1,367
Capital expenditures	(17,007)	(4,775)	(6,247)
Business acquisitions, net of cash acquired	—	(100)	—

Net cash used in investing activities	(15,118)	(4,618)	(4,880)

Cash flows from financing activities:
Change in book overdrafts	(636)	59	—
Borrowings under debt arrangements	38,319	43,627	29,656
Principal payments on debt arrangements	(40,603)	(46,946)	(25,419)
Excess tax benefit from stock-based compensation	3,083	898	—
Proceeds from exercise of stock options	2,491	1,375	513

Net cash provided by (used in) financing activities	2,654	(987)	4,750

Effect of exchange rate changes on cash	1,022	555	369

Increase (decrease) in cash and cash equivalents	959	301	(1,386)
Cash and cash equivalents, beginning of fiscal year	2,054	1,753	3,139

Cash and cash equivalents, end of fiscal year	$3,013	$2,054	$1,753

The accompanying notes are an integral part of the consolidated financial statements.

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies:

The Company

OYO Geospace Corporation (“OYO”) designs and manufactures instruments and equipment used in the acquisition and processing of seismic data as well as in the characterization and monitoring of producing oil and gas reservoirs. OYO also manufactures and distributes thermal imaging equipment and dry thermal film products to a variety of markets including the screenprint, point of sale, signage and textile markets. As of September 30, 2007 OYO Corporation U.S.A. (“OYO USA”) owned approximately 20.2% of OYO’s common stock. OYO USA is a wholly owned subsidiary of OYO Corporation, a Japanese corporation (“OYO Japan”).

OYO and its subsidiaries are referred to collectively as the “Company”. The significant accounting policies followed by the Company are summarized below.

Basis of Presentation

The accompanying financial statements present the consolidated financial position, results of operations and cash flows of the Company in accordance with U.S. generally accepted accounting principles. All intercompany balances and transactions have been eliminated.

Reclassifications

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity at the time of purchase of three months or less to be cash equivalents.

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts that, at times, exceed federally insured limits. Management of the Company believes that the financial strength of the financial institutions holding such deposits minimizes the credit risk of such deposits.

The Company sells products to customers throughout the United States and various foreign countries. The Company’s normal credit terms for trade receivables are 30 days. In certain situations, credit terms may be

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

extended to 60 days or longer. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for its trade receivables. Additionally, the Company provides long-term financing in the form of promissory notes when competitive conditions require such financing. In such cases, the Company may require collateral. Allowances are recognized for potential credit losses. At September 30, 2007, the Company had two customers that together made up 32% of the Company’s accounts receivable.

The Company has a subsidiary located in the Russian Federation. Therefore, the Company’s financial results may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions or changes in political climate within the Russian Federation. The Company’s consolidated balance sheet at September 30, 2007 reflected approximately $5.3 million of net working capital related to this subsidiary. This subsidiary receives a substantial portion of its revenues and pays its expenses primarily in rubles. During the fiscal year ended September 30, 2007, this subsidiary received approximately $6.0 million of its income in U.S. dollars as a result of intercompany sales to the Company’s subsidiary located in the U.S. To the extent that transactions of this subsidiary are settled in rubles, a devaluation of the ruble versus the U.S. dollar could reduce any contribution from this subsidiary to its consolidated results of operations as reported in U.S. dollars. The Company does not hedge the market risk with respect to its operations in the Russian Federation; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of rubles versus U.S. dollars to the extent such disruptions result in any reduced valuation of the subsidiary’s net working capital or future contributions to its consolidated results of operations.

Inventories

The Company records a write-down of its inventory when the cost basis of any manufactured product, including any estimated future costs to complete the manufacturing process, exceeds its net realizable value. Inventories are stated at the lower of cost (as determined by the first-in, first-out method) or market value.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include prepayments for insurance, inventory purchases, manufacturing supplies and other types of current assets.

Property, Plant and Equipment and Rental Equipment

Property, plant and equipment and rental equipment are stated at cost. Depreciation expense is calculated using the straight-line method over the following estimated useful lives:

Years
Rental equipment	3-5
Property, plant and equipment:
Machinery and equipment	3-15
Buildings and building improvements	10-50
Other	5-10

Expenditures for renewals and betterments are capitalized. The Company changed the estimated useful life of the buildings as a result of segregating capital expenditures to better reflect the life of groups of assets within the buildings. Repairs and maintenance expenditures are charged to expense as incurred. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and any gain or loss thereon is reflected in the statement of operations.

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Patents

Patents are amortized over the legal life of the patent or the estimated useful life of the patent, whichever is shorter. Intellectual property was being amortized using the straight-line method over five years. Patent amortization expense was approximately $0.2 million during each of fiscal years 2007, 2006 and 2005. Intellectual property amortization expense was approximately $0.2 million during fiscal year 2007 and $0.5 million during each of fiscal years 2006 and 2005. Amortization expense is estimated to be approximately $0.2 million for each of the fiscal years ending September 30, 2008, 2009, 2010, 2011, and 2012, respectively.

Impairment of Long-lived Assets

The Company’s long-lived assets are reviewed for impairment whenever an event or change in circumstances indicates the carrying amount of an asset or group of assets may not be recoverable. The impairment review, if necessary, includes a comparison of expected future cash flows (undiscounted and without interest charges) to be generated by an asset group with the associated carrying value of the related assets. If the carrying value of the asset group exceeds the expected future cash flows, an impairment loss is recognized to the extent that the carrying value of the asset group exceeds its fair value.

Goodwill

Goodwill represents the excess of the purchase price of purchased businesses over the estimated fair value of the acquired business’ net assets. Goodwill is reviewed for impairment at least annually. The Company has elected to make September 30 the annual impairment assessment date and will perform additional impairment tests if a change in circumstances occurs that would more likely than not reduce the fair value of goodwill below its carrying amount. The assessment is performed in two steps: step one is to compare the carrying value of the reporting unit’s net assets (including goodwill) to its respective fair value for potential impairment and if potential losses are identified, step two is to measure the impairment loss. Step two involves allocating the calculated fair value to all of the tangible and identifiable intangible assets of the reporting unit as if the calculated fair value was the purchase price of the business combination. The Company performed step one at September 30, 2007 and 2006 and found that there were no impairments at those times; thus, step two was not necessary.

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

Occasionally seismic customers are not able to take immediate delivery of products which were specifically manufactured to the customer’s specifications. These occasions generally occur when customers face logistical issues such as project delays or delays with their seismic crew deployment. In these instances, customers have asked the Company to hold the equipment for a short period of time until they can take physical delivery of the product (referred to as “bill and hold” arrangements). The Company does not modify its normal billing and credit terms for these types of sales. As of September 30, 2007, there were no sales under bill and hold arrangements.

Deferred Revenue

Deferred revenue at September 30, 2006 represented progress payments related to the delivery of a reservoir characterization system. The system was recognized as revenue in the first quarter of fiscal 2007 upon delivery to the customer.

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

Product Warranties

The Company offers a standard product warranty obligating it to repair or replace products with manufacturing defects. The Company maintains a reserve for future warranty costs based on historical experience or, in the absence of historical product experience, management’s estimates. Changes in the warranty reserve are contained in the following table (in thousands):

Balance at the beginning of the period (October 1, 2005)	$745
Accruals for warranties issued during the period	1,117
Accruals related to pre-existing warranties (including changes in estimates)	—
Settlements made (in cash or in kind) during the period	(1,173)

Balance at the beginning of the period (October 1, 2006)	689
Accruals for warranties issued during the period	2,136
Accruals related to pre-existing warranties (including changes in estimates)	—
Settlements made (in cash or in kind) during the period	(1,714)

Balance at the end of the period (September 30, 2007)	$1,111

Stock-Based Compensation

In the first quarter of fiscal year 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS 123R”), “Share-Based Payment”, which revises SFAS 123, “Accounting for Stock-Based Compensation”. The Company has elected to use the “modified prospective method” for existing grants which requires the Company to expense the unvested portion of these grants over the remaining vesting period. Additionally, grants made after adoption are to be valued and expensed over the applicable vesting period. The

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Company uses the Black-Scholes model to value its new stock option grants under SFAS 123R. SFAS 123R also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation. In addition, SFAS 123R requires the Company to reflect the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash inflow. As a result of the adoption of SFAS 123R, the Company recorded stock-based compensation expenses of $0.3 million and $0.6 million for the fiscal years ended September 30, 2007 and 2006.

Prior to fiscal year 2006, the Company accounted for stock-based compensation granted to employees under the intrinsic value method of recognition and measurement principles, as discussed in the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. The Company utilized the Black-Scholes option valuation model to value stock options for pro forma presentation of income and per share data as if the fair value based method in SFAS 123 had been used to account for stock-based compensation. The following table illustrates the effect (in thousands, except per share amounts) on net income and earnings per share for the fiscal year ended September 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 (in thousands except per share amounts):

Year Ended September 30, 2005
Net income, as reported	$2,507

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(295)

Pro forma net income	$2,212

Earnings per share:
Basic-as reported	$0.45
Basic-pro forma	$0.39

Diluted-as reported	$0.44
Diluted-pro forma	$0.39

There were no stock options granted during fiscal year 2007. The fair value of options granted during the fiscal years ended September 30, 2006 and 2005 were estimated using the Black-Scholes option-pricing model using the following annualized data:

	2006	2005
Dividend yield rate	0%	0%
Risk-free interest rate	4.6%	4.3%
Expected volatility	56.0%	55.0%
Expected option term	6.25 years	5.0 years

Expected volatility was determined based on the historical volatility of the underlying shares over a period consistent with the expected term of the option. The expected term of the options granted in fiscal year 2006 was computed using the simplified method as described in Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”. Expected volatilities are based on the historical volatility of the Company’s stock and other factors.

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

Derivatives

The Company records all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or for forecasted transactions, deferred and recorded as a component of accumulated other comprehensive income until the hedged transactions occur and are recognized in earnings. The Company has, on occasion, attempted to hedge its currency exposure for significant purchase transactions denominated in foreign currencies. At September 30, 2007, the Company had no foreign currency forward contracts designed to hedge such currency exposures.

Shipping and Handling Costs

Amounts billed to a customer in a sales transaction related to reimbursable shipping and handling costs are included in revenues and the associated costs incurred by the Company for reimbursable shipping and handling costs are reported as an expense in cost of sales. The Company had shipping and handling costs of $0.7 million, $0.4 million and $0.4 million for each of the fiscal years ended September 30, 2007, 2006 and 2005.

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

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted the provisions of SFAS No. 154 as of October 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Company’s consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, to clarify certain aspects of accounting for uncertain tax position, including issues related to the recognition and measurement of those tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006, and therefore will apply to the Company beginning with its 2008 fiscal year beginning October 1, 2007. The Company is in the process of evaluating the impact of this interpretation on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS 157 will be effective beginning with the Company’s fiscal year beginning on October 1, 2008. The Company is in the process of evaluating the impact of this interpretation on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable for fiscal years ending after November 15, 2006. The Company adopted the provisions of SAB 108 as of September 30, 2007. The adoption of SAB 108 did not have a material effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for the first fiscal year beginning after November 15, 2006. The Company is in the process of evaluating the impact, if any, of this interpretation on its consolidated financial statements.

2. Acquisitions:

The Company’s subsidiary in the Russian Federation, OYO-GEO Impulse International, LLC (“OYO-GEO Impulse”), manufactures international standard geophone sensors and related seismic products for the Russian and international seismic marketplaces. In October 2005, the Company purchased for $0.1 million the remaining 3% ownership interest in this entity from the minority shareholder. At that time, OYO-GEO Impulse became a wholly-owned subsidiary of the Company.

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

3. Inventories:

Inventories consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2007	2006
Finished goods	$12,999	$11,077
Work in progress	12,002	17,661
Raw materials	28,723	23,005
Obsolescence reserve	(3,448)	(2,365)

	$50,276	$49,378

Inventory obsolescence expense was approximately $1.4 million, $0.8 million and $0.8 million during fiscal years 2007, 2006 and 2005, respectively.

4. Accounts and Notes Receivable:

The Company’s current trade accounts receivable consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2007	2006
Trade accounts receivable	$19,059	$21,477
Allowance for doubtful accounts	(549)	(757)

	$18,510	$20,720

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

At September 30, 2007 and September 30, 2006, the Company’s current notes receivable were $4.7 million and $1.4 million, respectively. The Company had a reserve for doubtful note of $0.5 million and zero, respectively, at September 30, 2007 and 2006. The Company also had notes receivable of $4.3 million and $2.3 million classified as long-term at September 30, 2007 and September 30, 2006, respectively. Notes receivable are generally collateralized by the products sold, and bear interest at rates ranging up to 12.0% per year. The notes receivable at September 30, 2007 will be due at various times through December 2010. The Company’s annual maturities of notes receivable will be approximately $5.2 million, $3.3 million and $0.9 million in the fiscal years ending September 30, 2008, 2009 and 2010 respectively.

5. Rental Equipment:

Rental equipment consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2007	2006
Rental equipment, primarily geophones and related products	$11,477	$10,285
Accumulated depreciation	(10,565)	(9,673)

	$912	$612

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Rental equipment depreciation expense was $0.5 million, $0.7 million and $1.1 million in fiscal years 2007, 2006 and 2005, respectively.

6. Property, Plant and Equipment:

Property, plant and equipment consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2007	2006
Land	$3,150	$3,089
Buildings	16,426	12,626
Machinery and equipment	24,259	20,921
Furniture and fixtures	641	676
Transportation equipment	88	113
Tools and molds	170	1,260
Construction in progress	12,030	3,183

	56,764	41,868
Accumulated depreciation	(18,713)	(17,387)

	$38,051	$24,481

Property, plant and equipment depreciation expense was $2.8 million, $2.5 million and $2.3 million in fiscal years 2007, 2006 and 2005, respectively.

Included in construction-in-progress is $10.8 million representing a newly constructed facility and related equipment for the expansion at the Company’s manufacturing facility in Houston, Texas. A significant portion of this construction-in-progress is expected to be commissioned by the Company in its first quarter of its fiscal year ending September 30, 2008. Included in construction-in-progress is $0.1 million of capitalized interest.

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

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Shortly thereafter, the Former Primary Film Supplier ceased providing the Company with dry thermal film. As a result, the Company began using the technology it purchased from the Former Primary Film Supplier to manufacture its own brand of dry thermal film and continued to purchase large quantities of dry thermal film from an alternative film supplier (the “Other Film Supplier”).

As a result of the bankruptcy filing by the Former Primary Film Supplier, the Company recorded a $1.2 million charge in its third quarter of fiscal year 2002 due to the ultimate uncertainty of realization of value on certain assets, particularly certain prepaid purchase benefits and other benefits under the amended supply contract with the Former Primary Film Supplier. At the time, the Company believed there was not been any impairment in the value of the intellectual property it acquired from the Former Primary Film Supplier because of its ability to utilize the intellectual property to manufacture dry thermal film either internally or elsewhere.

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

8. Notes Payable and Long-Term Debt:

Notes payable and long-term debt consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2007	2006
Mortgage note payable, due in monthly installments of $31 with interest at 7.0% through January 2014, collateralized by certain land and building having a net book value of $4.7 million	$1,927	$2,160
Mortgage note payable, due in monthly installments of $10 with interest at 7.4% through September 2010, with remaining principal and interest due September 2010, collateralized by certain land and building having a net book value of $5.5 million	2,618	2,696
Working capital line of credit	924	2,896

	5,469	7,752
Less current portion	(322)	(312)

	$5,147	$7,440

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

On November 22, 2004, several of the Company’s subsidiaries entered into a credit agreement (the “Credit Agreement”) with a bank. Under the Credit Agreement as amended on October 12, 2007 the Company’s borrower subsidiaries can borrow up to $25.0 million secured principally by their accounts receivable, inventories and equipment. The Credit Agreement expires on January 31, 2010. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial ratios, restricts the Company’s and the borrower subsidiaries’ ability to pay dividends and contains other covenants customary in agreements of this type. At September 30, 2007, there were borrowings of $0.9 million under the Credit Agreement, $0.5 million of standby letters of credit were outstanding and additional borrowings available of $23.6 million. The Company is not subject to a borrowing base and is able to borrow the full $23.6 million subject to it remaining in compliance with certain covenants. The Company was in compliance with all debt covenants as of September 30, 2007. The interest rate for borrowing under the Credit Agreement is, at the Company’s option, a discounted prime rate or a LIBOR based rate.

The Company’s long-term debt will mature as follows (in thousands):

YEAR ENDING SEPTEMBER 30,
2008	$322
2009	346
2010	3,681
2011	309
2012	331
Thereafter	480

$5,469

9. Accrued Expenses and Other Current Liabilities:

Accrued expenses and other current liabilities consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2007	2006
Employee bonuses	$3,230	$2,962
Product warranty	1,111	689
Compensated absences	813	747
Legal and professional fees	858	600
Payroll	1,416	965
Property taxes	1,053	1,040
Medical claims	216	176
Other	1,310	797

	$10,007	$7,976

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

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

10. Employee Benefits:

The Company’s employees are participants in the OYO Geospace Corporation Employee’s 401(k) Retirement Plan (the “Plan”), which covers substantially all eligible employees in the United States. The Plan is a qualified salary reduction plan in which all eligible participants may elect to have a percentage of their compensation contributed to the Plan, subject to certain guidelines issued by the Internal Revenue Service. The Company’s share of discretionary matching contributions was approximately $0.5 million, $0.4 million and $0.3 million in fiscal years 2007, 2006 and 2005, respectively.

The Company’s stock incentive plans in which employees may participate are discussed in Note 11 in these Consolidated Financial Statements.

The Company’s employees are also participants in the OYO Geospace Corporation Fiscal Year 2006 Bonus Plan (the “Bonus Plan”). Every employee of the Company is eligible to participate in Tier I of the Bonus Plan except for its employees in the Russian Federation, who participate in a local plan. Under Tier I, employees share proportionally in the Company’s profit based on each employee’s relative payroll. The Tier I bonus pool is established by accruing 30% of consolidated pretax profits (before bonus) above a specified range. Selected employees are eligible to participate in Tier II of the Bonus Plan, which applies after Tier I is fully funded. The Tier II Bonus pool is established by accruing 30% of consolidated pretax profits (before bonus) within a specified range. Under Tier II, participants share in the bonus pool based on their respective working groups meeting predefined goals. Senior executive officers are eligible to participate in Tier III, which only applies after the Tier I and Tier II pools have been fully funded. The Tier III bonus pool is established by accruing 30% of consolidated pretax profits (before bonus) within a specified range above the Tier I and II ranges. The Company recorded bonus expense of $3.2 million, $3.0 million and $0.2 million for the fiscal years 2007, 2006 and 2005, respectively.

11. Stockholders’ Equity:

In September 1997, the board of directors and stockholders approved the 1997 Key Employee Stock Option Plan (the “Employee Plan”), and, following an amendment thereto, there has been reserved an aggregate of 1,125,000 shares of common stock for issuance thereunder. In November 1997, the board of directors and stockholders approved the Company’s 1997 Non-Employee Director Plan (the “Director Plan”) and following an amendment thereto, there has been reserved an aggregate of 150,000 shares of common stock for issuance thereunder. At September 30, 2007, the shares of common stock available for grant under the Employee Plan and Director Plan were 299,175 and 45,721, respectively.

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

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

The Company established the Director Plan pursuant to which options to purchase shares of common stock are granted annually to non-employee directors and pursuant to which a portion of the annual fees paid for the services of such non-employee directors is payable in shares of common stock based on the fair market value thereof at the date of grant. However, as disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission, on February 21, 2007 the Board of Directors of the Company approved a new compensation structure for non-employee directors, as recommended by the Board of Director’s Compensation Committee. Pursuant to an amendment to the Director Plan adopted at the same meeting, the annual options to non-employee directors will no longer be granted. Options granted under the Director Plan prior to the adoption of this amendment have a term of ten years. The exercise price of each option granted is the fair market value of the common stock on the date of grant. Options vest over a one-year period commencing on the date of grant.

Effective November 5, 1999, the board of directors approved the OYO Geospace Corporation 1999 Broad-Based Option Plan (the “Broad-Based Plan”) and reserved an aggregate of 50,000 shares for issuance thereunder. Under the Broad-Based Plan, the Company is authorized to issue to all employees (except executive officers and employee directors) nonqualified stock options to purchase common stock of the Company. These options have a term not to exceed ten years. The exercise price of any broad-based option may not be less than the fair market value of the common stock on the date of grant. These options vest over a one-year period commencing on the date of grant. There were 18,800 shares available for grant under this plan at September 30, 2007.

A summary of the activity with respect to stock options is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2004	703,760	12.98
Granted	18,600	19.09
Exercised	(38,885)	13.18
Forfeited	(11,200)	17.13
Expired	—	—

Outstanding at September 30, 2005	672,275	13.05
Granted	20,600	43.59
Exercised	(103,775)	13.28
Forfeited	(2,450)	11.38
Expired	—	—

Outstanding at September 30, 2006	586,650	14.10
Granted	—	—
Exercised	(153,550)	16.21
Forfeited	(4,600)	42.33
Expired	—	—

Outstanding at September 30, 2007	428,500	13.04

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The number of stock options vested during fiscal years 2007, 2006 and 2005 were 66,225, 68,850 and 85,200, respectively. The fair values of stock options vested during fiscal years 2007, 2006 and 2005 were $0.7 million, $0.5 million and $0.4 million, respectively.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Term (in years)	Weighted Average Exercise Price	Shares	Weighted Average Remaining Term (in years)	Weighted Average Exercise Price
$ 6.81 to $13.49	198,850	5.3	$7.46	198,350	5.3	$7.45
$13.50 to $19.99	214,250	2.5	16.35	212,500	2.5	16.33
$20.00 to $53.95	15,400	7.8	39.04	11,650	7.6	42.62

	428,500	4.0	13.04	422,500	4.0	12.89

Based on the Company’s closing stock price at September 30, 2007 of $92.71, the aggregate intrinsic value of the stock options outstanding was $34.1 million. At September 30, 2007, the aggregate intrinsic value of the stock options currently exercisable was $33.7 million. The total intrinsic value of stock options exercised during fiscal years 2007, 2006 and 2005 was $8.4 million, $3.4 million and $0.2 million, respectively. As of September 30, 2007 total unvested compensation expense associated with stock options amounted to $0.1 million and will be recognized over the next two fiscal years.

There were no shares issued to the Company’s outside directors during fiscal year ended September 30, 2007. As partial compensation for services of its outside directors, the Company issued 1,268 shares and 3,120 shares of common stock to directors during fiscal years 2006 and 2005, respectively. The director compensation related to the issuance of stock was $60,000 and $60,000 for the fiscal years 2006 and 2005, respectively.

The weighted average fair values per share of stock-based award grants were as follows:

	YEAR ENDED SEPTEMBER 30,
	2007	2006	2005
Options	$—	$20.76	$13.21
Director’s common stock	—	26.74	13.15

12. Income Taxes:

Components of income (loss) before income taxes and minority interest were as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2007	2006	2005
United States	$21,814	$9,822	$(734)
Foreign	6,423	4,425	4,097

	$28,237	$14,247	$3,363

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The provision (benefit) for income taxes consisted of the following (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2007	2006	2005
Current:
Federal	$6,878	$860	$(105)
Foreign	2,097	1,968	1,476
State	142	9	(1)

	9,117	2,837	1,370

Deferred:
Federal	(235)	1,522	(478)
Foreign	(244)	118	(80)

	(479)	1,640	(558)

	$8,638	$4,477	$812

Actual income tax expense (benefit) differs from income tax expense computed by applying the statutory federal tax rate of 34% as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2007	2006	2005
Provision for U.S. federal income tax at statutory rate	$9,601	$4,844	$1,144
Effect of foreign income taxes	(409)	(152)	3
Extraterritorial income exclusion benefit	(294)	(277)	(361)
Research and experimentation tax credits	(281)	(81)	—
State income taxes, net of federal income tax benefit	94	6	(1)
Nondeductible expenses	128	44	35
Resolution of prior years’ tax matters	(29)	155	(8)
Other items	(172)	(62)	—

	$8,638	$4,477	$812

	30.6%	31.4%	24.2%

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Deferred income taxes under the liability method reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income tax asset were as follows (in thousands):

	AS OF SEPTEMBER 30,
	2007	2006
Deferred income tax assets:
Allowance for doubtful accounts	$350	$250
Inventories	1,545	1,161
Capitalized research and development costs	1,761	2,052
Intangible assets	287	286
Capital loss carryforwards, tax credits and deferrals	5	3
Stock-based compensation	239	207
Accrued product warranty	362	216
Accrued compensated absences	285	254
Insurance and other reserves	20	14

	4,854	4,443
Deferred income tax liabilities:
Allowance for doubtful accounts	(13)	(14)
Inventories	(107)	(118)
Property, plant and equipment and other	(1,070)	(1,125)
Comprehensive income	(1,165)	(562)

Net deferred income tax asset	$2,499	$2,624

Deferred income taxes are reported as follows in the accompanying consolidated balance sheet (in thousands):

	AS OF SEPTEMBER 30,
	2007	2006
Current deferred income tax asset	$2,391	$1,805
Noncurrent deferred income tax asset	228	951
Current deferred income tax liability	(120)	(132)

	$2,499	$2,624

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

The financial reporting bases of investments in foreign subsidiaries exceed their tax bases. A deferred tax liability is not recorded for this temporary difference because the investment is essentially permanent. A reversal of the Company’s plans to permanently invest in these foreign operations would cause the excess to become taxable. At September 30, 2007 and 2006, the temporary difference related to undistributed earnings for which no

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

deferred taxes have been provided was approximately $14.4 million and $9.9 million, respectively. The Company will need to reassess and reassert its ability and intent to indefinitely reinvest the remaining foreign earnings in order to continue the application of the exception under APB 23.

From time to time the Company is the subject of audits by various tax authorities that can result in claims and assessments and additional tax payments, penalties and interest. At present, there are no pending audits of the Company’s past tax returns.

As a result of the Company’s income for the year ended September 30, 2006, the Company was able to utilize foreign tax credits of $1.0 million, federal operating loss carryforwards of $0.5 million, alternative minimum tax carryforwards of $0.3 million, research and experimentation credits of $81,000 and general business credits of $46,000.

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

The following table summarizes the calculation of weighted average common shares and common equivalent shares outstanding for purposes of basic and diluted earnings per share (in thousands, except share and per share amounts):

	YEAR ENDED SEPTEMBER 30,
	2007	2006	2005
Net income	$19,599	$9,770	$2,507

Weighted average common shares and common share equivalents:
Common shares	5,793,840	5,686,600	5,606,858
Common share equivalents	269,606	269,312	136,743

Total weighted average common shares and common share equivalents	6,063,446	5,955,912	5,743,601

Earnings per share:
Basic	$3.38	$1.72	$0.45

Diluted	$3.23	$1.64	$0.44

Options totaling zero, 420 and 5,360 shares of common stock in fiscal years 2007, 2006 and 2005 respectively, were not included in the calculation of weighted average shares for diluted earnings per share because their effects were antidilutive.

14. Related Party Transactions:

Sales to OYO Japan and other affiliated companies were approximately $0.5 million, $0.6 million and $0.4 million during fiscal years 2007, 2006 and 2005, respectively. Purchases of inventory and equipment from OYO Japan were approximately $4,000, $0.1 million and $0.1 million during fiscal years 2007, 2006 and 2005, respectively.

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

15. Commitments and Contingencies:

Operating Leases

The Company leases certain equipment under short-term cancelable operating leases; therefore the Company does not have future minimum rental commitments under noncancelable operating leases. Rent expense was approximately $0.1 million for each of fiscal years 2007, 2006 and 2005, respectively.

Legal Proceedings

From time to time the Company is a party to what it believes is routine litigation and proceedings that may be considered as part of the ordinary course of its business. Legal expenses related to such matters are expensed as incurred.

On September 28, 2007, Beijing JMT Science & Technology, Ltd., filed a lawsuit against Geospace Technologies, LP, OYOG, LLC, OYO Geospace Corporation, OYO Corporation U.S.A. and Geospace Engineering Resources International, LP in the State District Court of Harris County, Texas, alleging claims in quantum meruit, breach of contract, fraud and theft of service related to commission payments allegedly owed to the plaintiff. The plaintiff is seeking damages in the amount of $490,000 plus interest, fees, expenses and any other actual or punitive damages. The Company intends to defend vigorously against the plaintiff’s claims. The ultimate liability with respect to these claims cannot be determined at this time.

Other than the aforementioned lawsuit, the Company is not aware of any current or pending litigation or proceedings that could have a material adverse effect on the Company’s results of operations, cash flows or financial condition, although the Company continues to monitor developments in the bankruptcy proceeding by its Former Primary Film Supplier described in Note 7.

16. Supplemental Cash Flow Information:

Supplemental cash flow information is as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2007	2006	2005
Cash paid for:
Interest	$248	$221	$110
Income taxes	4,634	1,598	1,961
Noncash investing and financing activities:
Accrued capital expenditures	404	257	—
Common stock issued pursuant to Employee and Director Plan	—	60	60

17. Segment and Geographic Information:

The Company evaluates financial performance based on two business segments: Seismic and Thermal Solutions. The Seismic product lines currently consist of geophones and hydrophones, including multi-component geophones and hydrophones, seismic leader wire, geophone string connectors, seismic telemetry cables, high definition reservoir characterization products and services, marine seismic cable retrieval devices, data acquisition systems, offshore cables and industrial products. Thermal Solutions products include thermal printers, thermal printheads and dry thermal film and other media. The Company markets these products to a variety of markets, including the screen print, point of sale, signage and textile markets. The Company also sells these products to its seismic customers.

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following tables summarize the Company’s segment information:

	YEAR ENDED SEPTEMBER 30,
	2007	2006	2005
Net sales:
Seismic	$122,450	$88,480	$59,401
Thermal Solutions	15,312	15,183	13,422
Corporate	344	37	—

Total	138,106	103,700	72,823

Income (loss) from operations:
Seismic	35,873	22,307	10,072
Thermal Solutions	617	550	363
Corporate	(8,371)	(8,406)	(7,028)

Total	28,119	14,451	3,407

Total assets:
Seismic	*	*	58,021
Thermal Solutions	*	*	14,194
Corporate	*	*	12,207

Total	*	*	$84,422

*	During fiscal year 2006, the Company combined the manufacturing operations for its Seismic and Thermal Solutions business segments. While the combination of the two segments resulted in more streamlined operations, the Company no longer segregates and reports certain balance sheet accounts for these segments. As a result, the Company has discontinued the reporting of business segment balance sheet information.

“Corporate” net sales consists of revenue from an operating lease of the Company’s Gessner building. “Corporate” loss from operations primarily consists of the Company’s Houston headquarter general and administrative expenses. Unallocated corporate assets primarily consist of the Company’s building, office equipment, deferred tax assets and other general assets.

The Company has operations in the United States, Canada, the Russian Federation and the United Kingdom. Sales information for the Company is as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2007	2006	2005
United States	$119,765	$88,048	$60,466
Canada	13,887	9,662	11,428
Russian Federation	15,023	10,979	9,937
United Kingdom	4,536	3,704	3,282
Eliminations	(15,105)	(8,693)	(12,290)

	$138,106	$103,700	$72,823

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Summaries of net sales by geographic area for fiscal years 2007, 2006 and 2005 are as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2007	2006	2005
Asia (excluding Japan and Middle East)	$18,872	$16,171	$8,394
Canada	28,428	11,428	17,643
Europe	19,770	33,754	16,769
Japan	804	97	505
Middle East	20,068	2,920	7,772
United States	45,187	36,726	19,493
Other	4,977	2,604	2,247

	$138,106	$103,700	$72,823

Net sales are attributed to countries based on the ultimate destination of the product sold, if known. If the ultimate destination is not known, net sales are attributed to countries based on the geographic location of the initial shipment.

Long-lived assets were as follows (in thousands):

	AS OF SEPTEMBER 30,
	2007	2006
United States	$38,801	$23,415
Canada	2,127	1,802
Russian Federation	5,509	3,612
United Kingdom	515	502
China	6	8

	$46,958	$29,339

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

18. Selected Quarterly Information (Unaudited):

The following table represents summarized data for each of the quarters in fiscal years 2007 and 2006 (in thousands, except per share amounts).

	2007
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$30,755	$30,536	$32,062	$44,753
Gross profit	10,657	10,569	10,642	18,639
Income from operations	6,197	5,380	4,837	11,705
Other income (expense), net	166	(41)	(17)	10
Net income	4,914	3,689	3,147	7,849

Basic earnings per share	$0.84	$0.63	$0.54	$1.37

Diluted earnings per share	$0.81	$0.60	$0.52	$1.30

	2006
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$29,048	$30,064	$22,673	$21,915
Gross profit	10,195	11,363	7,512	7,185
Income from operations	5,142	5,150	2,181	1,978
Other income (expense), net	(82)	35	(52)	(105)
Net income	3,486	3,442	1,567	1,275

Basic earnings per share	$0.61	$0.60	$0.28	$0.23

Diluted earnings per share	$0.58	$0.57	$0.26	$0.22

Schedule II

OYO Geospace Corporation and Subsidiaries

Valuation and Qualifying Accounts

(In Thousands)

	Balance at Beginning of Period	Charged to Costs And Expenses	Charged to Other Assets	(Deductions) And Additions	Balance at End of Period
Year ended September 30, 2007
Allowance for doubtful accounts on accounts and notes receivable	$757	$236	$—	$34	$1,027

Year ended September 30, 2006
Allowance for doubtful accounts on accounts and notes receivable	730	208	—	(181)	757

Year ended September 30, 2005
Allowance for doubtful accounts on accounts and notes receivable	689	337	—	(296)	730

	Balance at Beginning of Period	Charged to Costs And Expenses	Charged to Other Assets	(Deductions)	Balance at End Of Period
Year ended September 30, 2007
Inventory obsolescence reserve	$2,365	$1,442	$—	$(359)	$3,448

Year ended September 30, 2006
Inventory obsolescence reserve	2,404	807	—	(846)	2,365

Year ended September 30, 2005
Inventory obsolescence reserve	1,632	772	—	—	2,404