Form 10-Q
period 2007-12-31
OYO GEOSPACE CORP
filed 2008-02-08
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended December 31, 2007

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 001-13601

OYO GEOSPACE CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	76-0447780
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 5,907,408 shares of the Registrant’s Common Stock outstanding as of the close of business on February 4, 2008.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2007	September 30, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,560	$3,013
Trade accounts receivable, net	21,606	18,510
Notes receivable, net	5,970	4,712
Inventories, net	52,187	50,276
Deferred income tax	2,607	2,391
Prepaid expenses and other current assets	2,976	2,072

Total current assets	87,906	80,974
Rental equipment, net	1,399	912
Property, plant and equipment, net	39,632	38,051
Patents, net	1,236	1,297
Goodwill	1,843	1,843
Deferred income tax	496	228
Notes receivable-noncurrent	7,270	4,269
Other assets	491	588

Total assets	$140,273	$128,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Book overdrafts	$82	$—
Notes payable and current maturities of long-term debt	344	322
Accounts payable trade	7,305	7,760
Accrued expenses and other current liabilities	7,225	10,007
Deferred revenue	1,041	1,668
Deferred income tax	111	120
Income tax payable	1,611	768

Total current liabilities	17,719	20,645
Long-term debt net of current maturities	16,309	5,147
Deferred income tax	361	—

Total liabilities	34,389	25,792

Stockholders’ equity:
Preferred stock	—	—
Common stock	59	59
Additional paid-in capital	40,847	40,420
Retained earnings	62,939	59,628
Accumulated other comprehensive income	2,039	2,263

Total stockholders’ equity	105,884	102,370

Total liabilities and stockholders’ equity	$140,273	$128,162

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended December 31, 2007	Three Months Ended December 31, 2006
Net sales	$32,022	$44,753
Cost of sales	20,908	26,114

Gross profit	11,114	18,639
Operating expenses:
Selling, general and administrative	4,462	4,539
Research and development	2,192	2,395

Total operating expenses	6,654	6,934

Gain on sale of assets	354	—

Income from operations	4,814	11,705

Other income (expense):
Interest expense	(185)	(111)
Interest income	272	126
Foreign exchange losses	(5)	(18)
Other, net	(12)	13

Total other income, net	70	10

Income before income taxes	4,884	11,715
Income tax expense	1,573	3,866

Net income	$3,311	$7,849

Basic earnings per share	$0.56	$1.37

Diluted earnings per share	$0.54	$1.30

Weighted average shares outstanding - Basic	5,892,828	5,745,440

Weighted average shares outstanding - Diluted	6,155,864	6,036,171

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended December 31, 2007	Three Months Ended December 31, 2006
Cash flows from operating activities:
Net income	$3,311	$7,849
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax benefit	(619)	(947)
Depreciation	853	690
Amortization	61	174
Stock-based compensation expense	9	169
Inventory obsolescence reserve	344	787
Gain on disposal of property, plant and equipment	(354)	—
Bad debt expense (recovery)	294	(248)
Effects of changes in operating assets and liabilities:
Trade accounts and notes receivable	(7,648)	2,235
Inventories	(2,255)	1,977
Prepaid expenses and other assets	78	(880)
Accounts payable	(455)	1,783
Accrued expenses and other	(2,516)	74
Deferred revenue	(628)	(7,723)
Income tax payable	339	2,802

Net cash provided by (used in) operating activities	(9,186)	8,742

Cash flows from investing activities:
Proceeds from the sale of property, plant and equipment	367	—
Capital expenditures	(3,287)	(2,947)

Net cash used in investing activities	(2,920)	(2,947)

Cash flows from financing activities:
Change in book overdrafts	82	(636)
Borrowings under debt arrangements	20,706	3,890
Principal payments on debt arrangements	(9,521)	(6,861)
Excess tax benefit from share-based compensation	255	393
Proceeds from exercise of stock options	133	12

Net cash provided by (used in) financing activities	11,655	(3,202)

Effect of exchange rate changes on cash	(2)	(205)

Increase (decrease) in cash and cash equivalents	(453)	2,388
Cash and cash equivalents, beginning of period	3,013	2,054

Cash and cash equivalents, end of period	$2,560	$4,442

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet of OYO Geospace Corporation (“OYO Geospace”) and its subsidiaries (collectively, the “Company”) at September 30, 2007 was derived from the Company’s audited consolidated financial statements at that date. The consolidated balance sheet at December 31, 2007 and the consolidated statements of operations for the three months ended December 31, 2007 and 2006, and the consolidated statements of cash flows for the three months ended December 31, 2007 and 2006 were prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows were made. The results of operations for the three months ended December 31, 2007 are not necessarily indicative of the operating results for a full year or of future operations.

Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America were omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2007.

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

The Company does not modify our normal billing and credit terms for these types of sales. As of December 31, 2007, there were no sales recorded under bill and hold arrangements.

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

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Product Warranties

The Company offers a standard product warranty obligating it to repair or replace equipment with manufacturing defects. The Company maintains a reserve for future warranty costs based on historical experience or, in the absence of historical product experience, management’s estimates. Changes in the warranty reserve are reflected in the following table (in thousands):

Balance at the beginning of the period (October 1, 2007)	$1,111
Accruals for warranties issued during the period	517
Accruals related to pre-existing warranties (including changes in estimates)	—
Settlements made (in cash or in kind) during the period	(450)

Balance at the end of the period (December 31, 2007)	$1,178

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, to clarify certain aspects of accounting for uncertain tax position, including issues related to the recognition and measurement of those tax positions. The Company adopted the provisions of FIN 48 as of October 1, 2007. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial statements. The Company classifies interest and penalties associated with the payment of income taxes in the Other Income (Expense) section of its consolidated statement of operations. Tax return filings which are subject to review by local tax authorities by major jurisdiction are as follows:

•	United States – fiscal years ended September 2004, 2005, 2006 and 2007

•	State of Texas – fiscal years ended September 2003, 2004, 2005, 2006 and 2007

•	Russian Federation – calendar years 2005, 2006 and 2007

•	Canada – fiscal years ended September 2004, 2005, 2006 and 2007

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. The Company early adopted the provisions of SFAS 157 as of October 1, 2007. The adoption of SFAS 157 did not have a material effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. The Company early adopted the provisions of SFAS 159 as of October 1, 2007. The adoption of SFAS 159 did not have a material effect on the Company’s consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2.	Earnings Per Common Share

The following table summarizes the calculation of net earnings and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings per share (in thousands, except share and per share data):

	Three Months Ended December 31, 2007	Three Months Ended December 31, 2006
Net earnings available to common stockholders	$3,311	$7,849

Weighted average common shares and common share equivalents:
Common shares used in basic earnings per share	5,892,828	5,745,440
Common share equivalents	263,036	290,731

Total weighted average common shares and common share equivalents used in diluted earnings per share	6,155,864	6,036,171

Basic earnings per common share	$0.56	$1.37

Diluted earnings per common share	$0.54	$1.30

3.	Comprehensive Income

Comprehensive income includes all changes in a company’s equity, except those resulting from investments by and distributions to stockholders. The following table summarizes the components of comprehensive income (in thousands):

	Three Months Ended December 31, 2007	Three Months Ended December 31, 2006
Net income	$3,311	$7,849
Foreign currency translation adjustments	(224)	(15)

Total comprehensive income	$3,087	$7,834

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4.	Trade Accounts and Notes Receivable

Current trade accounts and notes receivable are reflected in the following (in thousands):

	December 31, 2007	September 30, 2007
Trade accounts receivable	$22,448	$19,059
Allowance for doubtful accounts	(842)	(549)

	$21,606	$18,510

The allowance for doubtful accounts represents the Company’s best estimate of probable credit losses. The Company determines the allowance based upon historical experience and a review of its balances. Accounts receivable balances are charged off against the allowance whenever it is probable that the receivable will not be recoverable.

At December 31, 2007 and September 30, 2007, the Company’s current notes receivable was approximately $6.0 million and $4.7 million, respectively. The Company’s current notes receivable at each of December 31, 2007 and September 30, 2007 were net of allowances for doubtful notes of $0.5 million. The Company also had notes receivable of approximately $7.3 million and $4.3 million classified as long-term at December 31, 2007 and September 30, 2007, respectively. Notes receivable are generally collateralized by the products sold and bear interest at rates ranging up to 11.3% per year.

5.	Inventories

Inventories consisted of the following (in thousands):

	December 31, 2007	September 30, 2007
Finished goods	$12,678	$12,999
Work-in-process	16,722	11,603
Raw materials	26,536	29,122
Obsolescence reserve	(3,749)	(3,448)

	$52,187	$50,276

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

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following tables summarize the Company’s segment information (in thousands):

	Three Months Ended December 31, 2007	Three Months Ended December 31, 2006
Net sales:
Seismic	$28,572	$41,220
Thermal Solutions	3,283	3,440
Corporate	167	93

Total	$32,022	$44,753

Income (loss) from operations:
Seismic	$6,816	$14,446
Thermal solutions	(95)	(138)
Corporate	(1,907)	(2,603)

Total	$4,814	$11,705

7.	Credit Agreement

On November 22, 2004, several of the Company’s subsidiaries entered into a credit agreement (the “Credit Agreement”) with a bank. Under the Credit Agreement as amended, the Company’s borrower subsidiaries can borrow up to $25.0 million secured principally by their accounts receivable, inventories and equipment. The Credit Agreement expires on January 31, 2010. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial ratios, restricts the Company’s and the borrower subsidiaries’ ability to pay dividends and contains other covenants customary in agreements of this type. At December 31, 2007, there were borrowings of $12.2 million under the Credit Agreement, $0.3 million of standby letters of credit were outstanding and additional borrowings available of $12.5 million. The Company is not subject to a borrowing base and is able to borrow the full $12.5 million subject to it remaining in compliance with certain covenants. The Company was in compliance with all debt covenants as of December 31, 2007. The interest rate for borrowing under the Credit Agreement is, at our borrower subsidiaries’ option, a discounted prime rate or a LIBOR based rate.

8.	Income Taxes

The United States statutory tax rate for the periods reported was 34.0%. The Company’s effective tax rate for the three months ended December 31, 2007 and 2006 was 32.2% and 33.0%, respectively. The lower effective tax rates from statutory rates for each period reflect tax benefits related to (i) lower tax rates applicable to income earned in foreign jurisdictions, (ii) the manufacturers’/producers’ deduction, and (iii) research and experimentation tax credits for the period ended December 31, 2007.

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

This report on Form 10-Q and the documents incorporated by reference herein, if any, contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these forward-looking statements by terminology such as “may”, “will”, “should”, “intend”, “expect”, “plan”, “budget”, “forecast”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue”, “evaluating” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other forward-looking information. These forward-looking statements reflect our best judgment about future events and trends based on the information currently available to us. However, there will likely be events in the future that we are not able to predict or control. The factors listed under the caption “Risk Factors” in our Form 10-K for the fiscal year ended September 30, 2007, as well as other cautionary language in such Report on Form 10-K and this Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this Report on Form 10-Q could have a material adverse effect on our business, results of operations and financial position, and actual events and results of operations may vary materially from our current expectations.

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

Seismic Exploration Products

Seismic data acquisition is conducted by combining a seismic energy source and a seismic data recording system. We provide many of the components of data recording systems, including geophones, hydrophones, multi-component sensors, seismic leader wire, geophone strings, connectors, seismic telemetry cables and other seismic related products. We also design and manufacture seismic data acquisition systems targeted at conventional and niche markets. On land, our customers use our geophones, leader wire, cables and connectors to receive and measure seismic reflections resulting from an energy source to data recording units, which store information for processing and analysis. Additionally, we recently announced the development of a land wireless seismic data acquisition system capable of very large channel configurations, which is expected to be commercially available in the first calendar quarter of 2008. In the marine environment, large ocean-going vessels tow long seismic cables known as “streamers” containing hydrophones which are used to detect pressure changes. Hydrophones transmit electrical impulses back to the vessel’s data recording unit, where the seismic data is stored for subsequent processing and analysis. Our marine seismic products help steer streamers while being towed and help recover streamers if they become disconnected from the vessel.

Our products are compatible with most major seismic data systems currently in use, and sales result primarily from seismic contractors purchasing our products as components of new seismic data systems or to repair and replace components of seismic data systems already in use.

Our wholly-owned subsidiary in the Russian Federation, OYO-GEO Impulse International, LLC (“OYO-GEO Impulse”), manufactures international standard geophones, sensors, seismic leader wire, seismic telemetry cables and related seismic products for the Russian and other international seismic marketplaces. Operating in foreign locations involves certain risks as discussed under the heading “Risk Factors – Our Foreign Subsidiaries and Foreign Marketing Efforts Face Additional Risks and Difficulties”.

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

Emerging Technology Products

Our products continue to develop and expand beyond seismic applications through the utilization of our existing engineering experience and manufacturing capabilities. We design and manufacture power and communication transmission cable products for offshore applications and market these products to the offshore oil and gas and offshore construction industries. These products include a variety of specialized cables, primarily used in deepwater applications, such as remotely operated vehicle (“ROV”) tethers, umbilicals and electrical control cables. These products also include specially designed and manufactured cables, including armored cables, engineered to withstand harsh offshore operating environments.

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

The quality of thermal images on film is determined primarily by the interface between a thermal printhead and the thermal film. We are manufacturing thermal printheads and thermal film, which we believe will enable us to more effectively match the characteristics of our thermal printers to thermal film, thereby improving print quality, and make us more competitive in markets for these products.

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

Facilities Expansion

We have been running at or near full capacity in portions of our original Pinemont facility. We recently completed a construction project to expand our Pinemont facility manufacturing space to approximately double its original size. We are now in the process of adding and assembling the appropriate manufacturing machinery and equipment. We have begun producing some products in this facility, although not in significant quantities. The total cost of this facility expansion, including initial machinery and equipment purchases, is expected to be $14.5 million. Costs for the facility expansion and machinery and equipment are being funded from our internal cash flows and/or from borrowings under the Credit Agreement, discussed below under the heading “—Liquidity and Capital Resources”. We are evaluating a long-term loan secured by a mortgage on our Pinemont facility to replenish our cash reserves and/or repay borrowings under the Credit Agreement.

As a result of growth in our operation located in the Russian Federation, and with an expectation of new product lines to be introduced over the coming years, we are evaluating plans to expand our manufacturing capacity there, including the construction of added capacity onto our existing 120,000 square foot facility. We are still in the early phases of planning for this project and considering the various options available to us. The construction or acquisition of any additional space is estimated to cost up to $6.0 million. The Russian facility expansion is expected to be financed from (i) our internal cash flows, (ii) the sale of non-critical assets, and/or (iii) from borrowings under the Credit Agreement, discussed below under the heading “—Liquidity and Capital Resources”.

Incentive Compensation Program

We expect to adopt an incentive compensation program for fiscal year 2008 whereby most employees will be eligible to begin earning incentive compensation upon the company reaching a 5% pretax return on shareholders’ equity, which will be determined as of September 30, 2007. In addition, certain non-executive employees are expected to be required to achieve specific goals to earn a significant portion of their total incentive compensation award. Bonus awards earned under this program will be paid out to eligible employees after the end of fiscal year 2008.

Upon reaching the 5% threshold under this proposed program, an incentive compensation accrual will be established equal to 20% of the amount of any consolidated pretax profits above the 5% pretax return threshold. The proposed maximum aggregate bonus under the program for fiscal year 2008 is $3.6 million. Under this proposed program, we have accrued $0.9 million of incentive compensation expense for the three months ended December 31, 2007.

Under a similar program in fiscal year 2007, we accrued $3.2 million of incentive compensation expenses for the three months ended December 31, 2006. This accrual represented 100% of the aggregate bonus allowed under the fiscal year 2007 incentive compensation program. This large accrual of incentive compensation expense resulted from the significant amount of pretax profits earned by the company during the three months ended December 31, 2006, primarily from the sale of a $16.2 million reservoir characterization system to BP.

Results of Operations

We report and evaluate financial information for two segments: Seismic and Thermal Solutions. Summary financial data by business segment follows (in thousands):

	Three Months Ended December 31, 2007	Three Months Ended December 31, 2006
Seismic
Seismic exploration product revenue	$20,290	$21,449
Reservoir product revenue	5,519	18,141
Industrial product revenue	2,763	1,630

Total seismic revenues	28,572	41,220
Operating income	6,816	14,446
Thermal Solutions
Revenues	3,283	3,440
Operating loss	(95)	(138)
Corporate
Revenues	167	93
Operating loss	(1,907)	(2,603)
Consolidated Totals
Revenues	32,022	44,753
Operating income	4,814	11,705

Overview

Three months ended December 31, 2007 compared to three months ended December 31, 2006

Consolidated sales for the three months ended December 31, 2007 decreased by $12.7 million, or 28.4%, from the corresponding period of the prior fiscal year. The decrease in sales primarily resulted from the revenue recognition in the prior fiscal year of a $16.2 million permanent reservoir characterization system sold to BP for use in the Caspian Sea. The decline in sales of permanent reservoir characterization systems was partially offset by a $3.0 million sale of a seismic borehole system during the three months ended December 31, 2007. Large scale sales like the $16.2 million permanent reservoir characterization system are infrequent and generally do not recur in each subsequent quarter. At this time, even if we receive a large order for a permanent reservoir characterization system similar in size to the $16.2 million system sold to BP in the prior year, it would be unlikely that we could manufacture and deliver such a sizable system in this fiscal year. However, our active sales efforts continue for this important product line.

Consolidated gross profits for the three months ended December 31, 2007 decreased by $7.5 million, or 40.4%, from the corresponding period of the prior fiscal year. The decreased gross profits are primarily due to the revenue recognition of the $16.2 million permanent reservoir characterization system in fiscal year 2007, which systems yield significantly higher gross profit margins. The decreased gross profits for the three months ended December 31, 2007 were partially offset by a $0.9 million decrease in incentive compensation expense attributable to our manufacturing employees resulting from a decrease in our consolidated pretax profits during such period.

Consolidated operating expenses for the three months ended December 31, 2007 decreased $0.3 million, or 4.0%, from the corresponding period of the prior fiscal year. The decreased operating expenses for the three months ended December 31, 2007 primarily resulted from a decrease in incentive compensation expense of $1.4 million for our non-manufacturing employees because of a decline in consolidated pretax profits. Such decrease in operating expenses was partially offset by a $0.5 million increase in bad debt expenses and a $0.3 million increase in research and development project expenses.

The United States statutory tax rate for the periods reported was 34.0%. Our effective tax rate for the three months ended December 31, 2007 and 2006 was 32.2% and 33.0%, respectively. The lower effective tax rates from statutory rates for each period reflect tax benefits related to (i) lower tax rates applicable to income earned in foreign jurisdictions, (ii) the manufacturers’/producers’ deduction, and (iii) research and experimentation tax credits for the three months ended December 31, 2007.

Seismic Products

Net Sales

Sales of our seismic products for the three months ended December 31, 2007 decreased $12.6 million, or 30.7%, from the corresponding period of the prior fiscal year. The sales decrease was primarily due to our recognition in the prior fiscal year of $16.2 million in revenues from the sale of a permanent reservoir characterization system to BP for use in the Caspian Sea. The decrease of $16.2 million was partially offset by the sale of a $3.0 million borehole system during the three months ended December 31, 2007.

Operating Income

Our operating income associated with sales of our seismic products for the three months ended December 31, 2007 decreased $7.6 million, or 52.8%, from the corresponding period of the prior fiscal year. The decrease in operating income resulted from the revenue recognition of the $16.2 million reservoir characterization system which yielded significant operating profits in the prior fiscal year. The decreased operating income was partially offset by a $1.9 million decline in incentive compensation expense in the three months ended December 31, 2007.

Thermal Solutions Products

Net Sales

Sales of our thermal solutions products for the three months ended December 31, 2007 decreased $0.2 million, or 4.6%, from the corresponding period of the prior fiscal year. This decrease resulted from a decline in sales of thermal imaging equipment.

Operating Loss

Our operating loss associated with sales of our thermal solutions products for the three months ended December 31, 2007 decreased $43,000, or 31.2%, from the corresponding period of the prior fiscal year. Such improvement is generally the result of manufacturing process improvements.

Liquidity and Capital Resources

At December 31, 2007, we had $2.6 million in cash and cash equivalents. For the three months ended December 31, 2007, we used approximately $9.2 million of cash from operating activities. The cash used in operating activities resulted from net income of $3.3 million, which included non-cash charges of $0.9 million for depreciation, amortization and stock-based compensation. Uses of cash from operating activities and changes in our working capital accounts included (i) a $7.6 million increase in accounts and notes receivable primarily resulting from increased sales to customers requesting financing assistance, (ii) $2.3 million increase in inventories resulting from increased orders of seismic exploration products, and (iii) a $2.5 million decrease in accrued and other expenses, resulting from the payment of fiscal year 2007 accrued incentive compensation.

For the three months ended December 31, 2007, we used approximately $2.9 million of cash in investing activities for capital expenditures. We had capital expenditures of $3.3 million which was partially offset by $0.4 million of cash received for the sale of a portion of surplus property in the Russian Federation. We estimate that our total capital expenditures in fiscal year 2008 will be approximately $10 to $14 million.

For the three months ended December 31, 2007, we generated approximately $11.7 million of cash in financing activities primarily from net borrowings under the Credit Agreement, as discussed below.

On November 22, 2004, several of our subsidiaries entered into a credit agreement (the “Credit Agreement”) with a bank. Under the Credit Agreement, as amended, our borrower subsidiaries can borrow up to $25.0 million principally secured by their accounts, inventories and equipment. The Credit Agreement expires on January 31, 2010. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial ratios, restricts our and our borrower subsidiaries’ ability to pay dividends and contains other covenants customary in agreements of this type. We believe that the ratio of total liabilities to tangible net worth and the asset coverage ratio could prove to be the most restrictive. The interest rate for borrowings under the Credit Agreement is, at our borrower subsidiaries’ option, a discounted prime rate or a LIBOR based rate. At December 31, 2007, there were borrowings of $12.2 million under the Credit Agreement, $0.3 million of standby letters of credit were outstanding and additional available borrowings of $12.5 million.

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

We primarily derive revenue from the sale, and short-term rental under operating leases, of seismic instruments and equipment and thermal solutions products. We generally recognize sales revenues when our products are shipped and title and risk of loss have passed to the customer. We recognize rental revenues as earned over the rental period. Rentals of our equipment generally range from daily rentals to rental periods of up to nine months or longer. Except for certain of our reservoir characterization products, our products are generally sold without any customer acceptance provisions and our standard terms of sale do not allow customers to return products for credit. In instances where the customer requires a significant performance test for our new and unproven products, we do not recognize the revenue attributable to the product as to which the performance test applies until the performance test is satisfied. Collection of revenue from the sale of large-scale reservoir characterization products may occur at various stages of production or after delivery of the product, and the collected funds are not refundable to the customer.

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

We do not modify our normal billing and credit terms for these types of sales. As of December 31, 2007, we had no sales recorded under bill and hold arrangements.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, to clarify certain aspects of accounting for uncertain tax position, including issues related to the recognition and measurement of those tax positions. We adopted the provisions of FIN 48 as of October 1, 2007. The adoption of FIN 48 did not have a material effect on our consolidated financial statements. We classify interest and penalties associated with the payment of income taxes in the Other Income (Expense) section of our consolidated statement of operations. Tax return filings which are subject to review by local tax authorities by major jurisdiction are as follows:

•	United States – fiscal years ended September 2004, 2005, 2006 and 2007

•	State of Texas – fiscal years ended September 2004, 2005, 2006 and 2007

•	Russian Federation – calendar years 2005, 2006 and 2007

•	Canada –fiscal years ended September 2004, 2005, 2006 and 2007

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. We early adopted the provisions of SFAS 157 as of October 1, 2007. The adoption of SFAS 157 did not have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. We early adopted the provisions of SFAS 159 as of October 1, 2007. The adoption of SFAS 159 did not have a material effect on our consolidated financial statements.

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

Foreign Currency and Operations Risk

One of our wholly-owned subsidiaries, OYO-GEO Impulse, is located in the Russian Federation. Therefore, our financial results may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions in the Russian Federation or changes in its political climate. Our consolidated balance sheet at December 31, 2007 reflected approximately $5.3 million of net working capital related to OYO-GEO Impulse. OYO-GEO Impulse both receives its income and pays its expenses primarily in rubles. To the extent that transactions of OYO-GEO Impulse are settled in rubles, a devaluation of the ruble versus the U.S. dollar could reduce any contribution from OYO-GEO Impulse to our consolidated results of operations and total comprehensive income as reported in U.S. dollars. We do not hedge the market risk with respect to our operations in the Russian Federation; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of rubles versus U.S. dollars to the extent such disruptions result in any reduced valuation of OYO-GEO Impulse’s net working capital or future contributions to our consolidated results of operations. At December 31, 2007, the foreign exchange rate of the U.S. dollar to the ruble was 1:24.5. If the U.S. dollar versus ruble exchange rate were to decline by ten percent, our working capital would decline by $0.5 million.

Foreign Currency Intercompany Accounts and Notes Receivable

From time to time, we provide access to capital to our foreign subsidiaries through U.S. dollar denominated interest bearing promissory notes. Such funds are generally used by our foreign subsidiaries to purchase capital assets and for general working capital needs. In addition, we sell products to our foreign subsidiaries in U.S. dollars on trade credit terms. Because these U.S. dollar denominated intercompany debts are accounted for in the local currency of our foreign subsidiaries, any appreciation or devaluation of such foreign currencies against the U.S. dollar will result in a gain or loss, respectively, to our consolidated statement of operations. At December 31, 2007, we had outstanding accounts and notes receivable of $0.6 million and $27,000 from our subsidiaries in the Russian Federation and Canada, respectively. At December 31, 2007, the foreign exchange rate of the U.S. dollar to ruble was 1:24.5. If the U.S. dollar versus ruble exchange rate were to decline by ten percent our intercompany notes receivable could decline by $65,000. Due to the relatively small amount of intercompany receivables due from our subsidiary in Canada changes in the exchange rate would not have a material effect.

Floating Interest Rate Risk

The Credit Agreement and the real estate mortgage agreement for our Pinemont facility each contain a floating interest rate. These floating interest rates subject us to the risk of increased interest costs associated with any upward movements in bank market interest rates. Under the Credit Agreement, our borrowing interest rate is a discounted prime lending rate or a LIBOR based rate, whichever we select. Under the real estate mortgage agreement, our borrowing rate is a LIBOR based rate plus 159 basis points with a minimum rate of 3.8%. As of December 31, 2007, we had borrowings of $12.2 million under the Credit Agreement and had standby letters of credit in the amount of $0.3 million outstanding at a borrowing rate of 5.9%. We also had borrowings of $2.6 million outstanding under our real estate mortgage agreement at a rate of 6.8%. Due to the amount of borrowings outstanding under these facilities, including potential borrowings available under the Credit Agreement, increased interest costs associated with large movements in market interest rates could be material to our financial condition, results of operations and/or cash flow. At December 31, 2007, based on our current level of borrowings, a 1.0% increase in interest rates would increase our interest expense annually by approximately $0.1 million in the aggregate.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of December 31, 2007 of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report has been made known to them in a timely fashion.

No changes in the Company’s internal controls over financial reporting occurred during the quarterly period ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 6.	Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q.

31.1	Certification of the Company's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company's Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company's Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OYO GEOSPACE CORPORATION

Date:	February 8, 2008	By:	/s/ Gary D. Owens
Gary D. Owens, Chairman of the Board
President and Chief Executive Officer
(duly authorized officer)

Date:	February 8, 2008	By:	/s/ Thomas T. McEntire
Thomas T. McEntire
Chief Financial Officer
(principal financial officer)