Form 10-Q
period 2008-03-31
OYO GEOSPACE CORP
filed 2008-05-09
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2008

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 001-13601

OYO GEOSPACE CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	76-0447780
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7007 Pinemont Drive

Houston, Texas 77040-6601

(Address of Principal Executive Offices)

(713) 986-4444

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 5,907,508 shares of the Registrant’s Common Stock outstanding as of the close of business on May 5, 2008.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2008	September 30, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,473	$3,013
Trade accounts receivable, net	26,742	18,510
Notes receivable, net	5,450	4,712
Inventories, net	55,428	50,276
Deferred income tax	2,597	2,391
Prepaid expenses and other current assets	2,474	2,072

Total current assets	95,164	80,974

Rental equipment, net	1,110	912
Property, plant and equipment, net	40,607	38,051
Patents, net	1,182	1,297
Goodwill	1,843	1,843
Deferred income tax	477	228
Notes receivable, net	6,943	4,269
Other assets	891	588

Total assets	$148,217	$128,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$699	$322
Accounts payable trade	9,052	7,760
Accrued expenses and other current liabilities	7,323	10,007
Deferred revenue	303	1,668
Deferred income tax	108	120
Income tax payable	696	768

Total current liabilities	18,181	20,645

Long-term debt net of current maturities	19,568	5,147
Deferred income tax	633	—

Total liabilities	38,382	25,792

Commitments and Contingencies	—	—

Stockholders’ equity:
Preferred stock	—	—
Common stock	59	59
Additional paid-in capital	41,289	40,420
Retained earnings	66,146	59,628
Accumulated other comprehensive income	2,341	2,263

Total stockholders’ equity	109,835	102,370

Total liabilities and stockholders’ equity	$148,217	$128,162

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007
Sales	$36,399	$32,062	$68,421	$76,815
Cost of sales	25,991	21,420	46,899	47,534

Gross profit	10,408	10,642	21,522	29,281
Operating expenses:
Selling, general and administrative	4,260	4,267	8,722	8,806
Research and development	2,038	1,538	4,230	3,933

Total operating expenses	6,298	5,805	12,952	12,739

Gain on sale of assets	362	—	716	—

Income from operations	4,472	4,837	9,286	16,542

Other income (expense):
Interest expense	(250)	(106)	(435)	(217)
Interest income	453	121	725	247
Foreign exchange losses	(11)	(10)	(16)	(28)
Other, net	2	(22)	(10)	(9)

Total other income (expense), net	194	(17)	264	(7)

Income before income taxes	4,666	4,820	9,550	16,535
Income tax expense	1,459	1,673	3,032	5,539

Net income	$3,207	$3,147	$6,518	$10,996

Basic earnings per share	$0.54	$0.54	$1.10	$1.91

Diluted earnings per share	$0.53	$0.52	$1.06	$1.82

Weighted average shares outstanding—Basic	5,905,946	5,776,350	5,899,351	5,760,725

Weighted average shares outstanding—Diluted	6,096,332	6,075,200	6,141,637	6,042,478

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended March 31, 2008	Six Months Ended March 31, 2007
Cash flows from operating activities:
Net income	$6,518	$10,996
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax benefit	(476)	(446)
Depreciation	2,137	1,749
Amortization	122	349
Stock-based compensation expense	17	261
Inventory obsolescence expense	571	1,026
Gain on disposal of property, plant and equipment	(718)	—
Bad debt expense	46	105
Effects of changes in operating assets and liabilities:
Trade accounts and notes receivable	(11,690)	(2,917)
Inventories	(5,723)	287
Prepaid expenses and other assets	213	(240)
Accounts payable	1,292	725
Accrued expenses and other	(1,643)	335
Deferred revenue	(1,365)	(8,151)
Income tax payable	(689)	1,032

Net cash provided by (used in) operating activities	(11,388)	5,111

Cash flows from investing activities:
Proceeds from the sale of property, plant and equipment	736	—
Capital expenditures	(5,137)	(6,703)

Net cash used in investing activities	(4,401)	(6,703)

Cash flows from financing activities:
Change in book overdrafts	—	(140)
Net borrowings under debt arrangements	14,799	1,385
Excess tax benefit from share-based compensation	410	1,414
Proceeds from exercise of stock options and other	428	1,392

Net cash provided by financing activities	15,637	4,051

Effect of exchange rate changes on cash	(388)	(159)

Increase (decrease) in cash and cash equivalents	(540)	2,300
Cash and cash equivalents, beginning of period	3,013	2,054

Cash and cash equivalents, end of period	$2,473	$4,354

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet of OYO Geospace Corporation (“OYO Geospace”) and its subsidiaries (collectively, the “Company”) at September 30, 2007 was derived from the Company’s audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 2008 and the consolidated statements of operations for the three and six months ended March 31, 2008 and 2007, and the consolidated statements of cash flows for the six months ended March 31, 2008 and 2007 were prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows were made. The results of operations for the three and six months ended March 31, 2008 are not necessarily indicative of the operating results for a full year or of future operations.

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

Inventories

The Company records a write-down of its inventory when the cost basis of any manufactured product, including any estimated future costs to complete the manufacturing process, exceeds its net realizable value. Inventories are stated at the lower of cost or market as determined by the first-in, first-out method, except that inventories at the Company’s subsidiary in the Russian Federation are stated on an average cost basis.

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

Occasionally the Company’s seismic customers are not able to take immediate delivery of products that were specifically manufactured to the customer’s specifications. These occasions generally occur when customers face logistical issues such as project delays or with their seismic crew deployment. In these instances, customers have asked the Company to hold the equipment for a short period of time until they can take physical delivery of the product (referred to as “bill and hold” arrangements). The Company considers the following criteria for recognizing revenue when delivery has not occurred:

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

The Company does not modify its normal billing and credit terms for these types of sales. As of March 31, 2008, there were no sales recorded under bill and hold arrangements.

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

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Product Warranties

The Company offers a standard product warranty obligating it to repair or replace equipment with manufacturing defects. The Company maintains a reserve for future warranty costs based on historical experience or, in the absence of historical product experience, management’s estimates. Changes in the warranty reserve are reflected in the following table (in thousands):

Balance at the beginning of the period (October 1, 2007)	$1,111
Accruals for warranties issued during the period	988
Accruals related to pre-existing warranties (including changes in estimates)	—
Settlements made (in cash or in kind) during the period	(1,022)

Balance at the end of the period (March 31, 2008)	$1,077

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109”, to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. The Company adopted the provisions of FIN 48 as of October 1, 2007. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial statements. The Company classifies interest and penalties associated with the payment of income taxes in the Other Income (Expense) section of its consolidated statement of operations. Tax return filings, which are subject to review by local tax authorities by major jurisdiction, are as follows:

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

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. The Company early adopted the provisions of SFAS 159 as of October 1, 2007. The adoption of SFAS 159 did not have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS 141R also includes a substantial number of new disclosure requirements and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 141R will have a material effect on its consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This accounting standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company will adopt SFAS 160 as of January 1, 2009. The Company does not expect the adoption of SFAS 160 will have a material effect on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). The new standard is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”); and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. The Company does not expect the adoption of SFAS 161 will have a material effect on its consolidated financial statements.

2. Earnings Per Common Share

The following table summarizes the calculation of net earnings and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings per share (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007
Net earnings available to common stockholders	$3,207	$3,147	$6,518	$10,996

Weighted average common shares outstanding - basic	5,905,946	5,776,350	5,899,351	5,760,725
Weighted average common share equivalents outstanding	190,386	298,850	242,286	281,753

Weighted average common shares and common share equivalents outstanding - diluted	6,096,332	6,075,200	6,141,637	6,042,478

Basic earnings per common share	$0.54	$0.54	$1.10	$1.91

Diluted earnings per common share	$0.53	$0.52	$1.06	$1.82

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3. Comprehensive Income

Comprehensive income includes all changes in a company’s equity, except those resulting from investments by and distributions to stockholders. The following table summarizes the components of comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007
Net income	$3,207	$3,147	$6,518	$10,996
Foreign currency translation adjustments	302	139	78	124

Total comprehensive income	$3,509	$3,286	$6,596	$11,120

4. Trade Accounts and Notes Receivable

Current trade accounts and notes receivable are reflected in the following (in thousands):

	March 31, 2008	September 30, 2007
Trade accounts receivable	$27,802	$19,059
Allowance for doubtful accounts	(1,060)	(549)

	$26,742	$18,510

The allowance for doubtful accounts represents the Company’s best estimate of probable credit losses. The Company determines the allowance based upon historical experience and a review of its balances. Accounts receivable balances are charged off against the allowance whenever it is probable that the receivable will not be recoverable.

At March 31, 2008 and September 30, 2007, the Company’s current notes receivable was approximately $5.5 million and $4.7 million, respectively. The Company’s current notes receivable at each of March 31, 2008 and September 30, 2007 were net of allowances for doubtful notes of zero and $0.5 million, respectively. The Company also had notes receivable of approximately $6.9 million and $4.3 million classified as long-term at March 31, 2008 and September 30, 2007, respectively. Notes receivable are generally collateralized by the products sold and bear interest at rates ranging up to 11.3% per year.

5. Inventories

Inventories consisted of the following (in thousands):

	March 31, 2008	September 30, 2007
Finished goods	$13,386	$12,999
Work-in-process	14,755	12,002
Raw materials	31,049	28,723
Obsolescence reserve	(3,762)	(3,448)

	$55,428	$50,276

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company’s reserve for slow moving and obsolete inventories is analyzed and adjusted periodically to reflect the Company’s best estimate of the net realizable value of such inventories.

6. Segment and Geographic Information

The Company evaluates financial performance based on two business segments: Seismic and Thermal Solutions. The Seismic product lines currently consist of data acquisition systems, geophones and hydrophones, including multi-component geophones and hydrophones, seismic leader wire, geophone string connectors, seismic telemetry cable, high definition reservoir characterization products and services and marine seismic cable retrieval devices. Thermal Solutions products include thermal imaging equipment, dry thermal film and other thermal media targeted at screen print, point of sale, signage and textile market sectors.

The following tables summarize the Company’s segment information (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007
Net sales:
Seismic	$32,064	$28,487	$60,636	$69,707
Thermal solutions	4,170	3,533	7,453	6,973
Corporate	165	42	332	135

Total	$36,399	$32,062	$68,421	$76,815

Income (loss) from operations:
Seismic	$5,779	$6,547	$12,595	$20,993
Thermal solutions	920	317	825	179
Corporate	(2,227)	(2,027)	(4,134)	(4,630)

Total	$4,472	$4,837	$9,286	$16,542

7. Credit Agreement

On November 22, 2004, several of the Company’s subsidiaries entered into a credit agreement (the “Credit Agreement”) with a bank. Under the Credit Agreement, as amended, the Company’s borrower subsidiaries can borrow up to $25.0 million principally secured by their accounts receivable, inventories and equipment. The Credit Agreement expires on January 31, 2010. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial ratios, restricts the Company’s and the borrower subsidiaries’ ability to pay dividends and contains other covenants customary in agreements of this type. At March 31, 2008, there were borrowings of $9.7 million under the Credit Agreement and additional borrowings available of $15.3 million. The Company is not subject to a borrowing base and is able to borrow the full $15.3 million subject to it remaining in compliance with certain covenants. The Company was in compliance with all debt covenants as of March 31, 2008. The interest rate for borrowings under the Credit Agreement is, at our borrower subsidiaries’ option, a discounted prime rate or a LIBOR based rate.

On March 13, 2008, the Company obtained an $8.8 million mortgage from a bank. The proceeds were used to pay off the existing $2.6 million mortgage on the Pinemont facility and the remaining proceeds were used to repay outstanding borrowings under the Credit Agreement. The mortgage is collateralized by the Pinemont property and buildings. The mortgage interest rate is a floating rate based on LIBOR plus 150 basis points.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8. Income Taxes

The United States statutory tax rate for the periods ended March 31, 2008 and 2007 were 35.0% and 34.0%, respectively. The Company’s effective tax rate for the three months ended March 31, 2008 and 2007 was 31.3% and 34.7%, respectively. The Company’s effective tax rate for the six months ended March 31, 2008 and 2007 was 31.7% and 33.5%, respectively. When compared to the statutory rate, the lower effective tax rates from statutory rates for each period reflect tax benefits related to (i) lower tax rates applicable to income earned in foreign jurisdictions, (ii) the manufacturers’/producers’ deduction, and (iii) research and experimentation tax credits for the periods ended March 31, 2008.

The Canadian Revenue Agency (“CRA”) is in the process of conducting a non-resident audit of the Company’s Canadian subsidiary. CRA has requested records and is in the process of examining such records. The Company does not believe the outcome of the CRA audit will have a material effect on its consolidated financial statements.

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

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein, if any, contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these forward-looking statements by terminology such as “may”, “will”, “should”, “intend”, “expect”, “plan”, “budget”, “forecast”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue”, “evaluating” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other forward-looking information. These forward-looking statements reflect our best judgment about future events and trends based on the information currently available to us. However, there will likely be events in the future that we are not able to predict or control. The factors listed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, as well as other cautionary language in such Annual Report on Form 10-K and this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this Quarterly Report on Form 10-Q could have a material adverse effect on our business, results of operations and financial position, and actual events and results of operations may vary materially from our current expectations.

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

Seismic Exploration Products

Seismic data acquisition is conducted by combining a seismic energy source and a seismic data recording system. We provide many of the components of data recording systems, including data acquisition systems, geophones, hydrophones, multi-component sensors, seismic leader wire, geophone strings, connectors, seismic telemetry cables and other seismic related products. On land, our customers use our geophones, leader wire, cables and connectors to receive and measure seismic reflections resulting from an energy source to data recording units, which store information for processing and analysis. Additionally, we recently announced the development of a land wireless seismic data acquisition system capable of very large channel configurations, which is now commercially available for sale. In the marine environment, large ocean-going vessels tow long seismic cables known as “streamers” containing hydrophones which are used to detect pressure changes. Hydrophones transmit electrical impulses back to the vessel’s data recording unit, where the seismic data is stored for subsequent processing and analysis. Our marine seismic products help steer streamers while being towed and help recover streamers if they become disconnected from the vessel.

Our seismic sensor, cable and connector products are compatible with most major competitive seismic data acquisition systems currently in use, and sales result primarily from seismic contractors purchasing our products as components of new seismic data acquisition systems or to repair and replace components of seismic data acquisition systems already in use.

Our wholly-owned subsidiary in the Russian Federation manufactures international standard geophones, sensors, seismic leader wire, seismic telemetry cables and related seismic products for the Russian and other international seismic marketplaces. Operating in foreign locations involves certain risks as discussed under the heading “Risk Factors – Our Foreign Subsidiaries and Foreign Marketing Efforts Face Additional Risks and Difficulties” in our Form 10-K for the fiscal year ended September 30, 2007.

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

Facilities Expansion

In fiscal year 2007, we completed a construction project to expand our Pinemont facility manufacturing space to approximately double its original size. We are producing products in this facility and continue the process of adding and assembling the appropriate manufacturing machinery and equipment to expand our production capacity. The total cost of this facility expansion, including initial machinery and equipment purchases, was $14.5 million. Costs for the facility expansion and machinery and equipment were funded from our internal cash flows and from borrowings under the Credit Agreement, discussed below under the heading “—Liquidity and Capital Resources”. In March 2008, we entered into a long-term loan secured by a mortgage on our Pinemont facility and used the proceeds to repay an existing $2.6 million mortgage on the Pinemont facility and the remaining proceeds were used to repay borrowings under the Credit Agreement.

As a result of growth in our operations located in the Russian Federation, and with an expectation of new product lines to be introduced over the coming years, we are evaluating plans to expand our manufacturing capacity there, including the construction of added capacity onto our existing 120,000 square foot facility. We are still in the early phases of planning for this project and considering the various options available to us. The construction or acquisition of any additional space is estimated to cost up to $6.0 million. Any future expansion of our Russian facility is expected to be financed from our internal cash flows and/or from borrowings under the Credit Agreement, discussed below under the heading “—Liquidity and Capital Resources”.

Incentive Compensation Program

We adopted an incentive compensation program for fiscal year 2008 whereby most employees will be eligible to begin earning incentive compensation upon the Company reaching a 5% pretax return on shareholders’ equity, determined as of September 30, 2007. In addition, certain non-executive employees will be required to achieve specific goals to earn a significant portion of their total incentive compensation award. Bonus awards earned under this program will be paid out to eligible employees after the end of fiscal year 2008.

Upon reaching the 5% threshold under this proposed program, an incentive compensation accrual will be established equal to 20% of the amount of any consolidated pretax profits above the 5% pretax return threshold. The maximum aggregate bonus under the program for fiscal year 2008 is $3.6 million. Under the bonus program, for the three and six months ended March 31, 2008 we have accrued $0.8 million and $1.7 million of incentive compensation expense, respectively.

Under a similar program in fiscal year 2007, we accrued $3.2 million of incentive compensation expense for the three months ended December 31, 2006. This accrual represented 100% of the aggregate bonus allowed under the fiscal year 2007 incentive compensation program. This large incentive compensation expense accrual resulted from the significant amount of pretax profits earned by the Company during the three months ended December 31, 2006, primarily resulting from the sale of a $16.2 million reservoir characterization system to BP.

Results of Operations

We report and evaluate financial information for two segments: Seismic and Thermal Solutions. Summary financial data by business segment follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007
Seismic
Exploration product revenue	$24,727	$24,400	$45,016	$45,850
Reservoir product revenue	3,988	2,235	9,508	20,376
Industrial product revenue	3,349	1,852	6,112	3,481

Total seismic revenues	32,064	28,487	60,636	69,707
Operating income	5,779	6,547	12,595	20,993

Thermal Solutions
Revenue	4,170	3,533	7,453	6,973
Operating income	920	317	825	179

Corporate
Revenue	165	42	332	135
Operating loss	(2,227)	(2,027)	(4,134)	(4,630)

Consolidated Totals
Revenue	36,399	32,062	68,421	76,815
Operating income	4,472	4,837	9,286	16,542

Overview

Three and six months ended March 31, 2008 compared to three and six months ended March 31, 2007

Consolidated sales for the three months ended March 31, 2008 increased by $4.3 million, or 13.5%, from the corresponding period of the prior fiscal year. All product categories showed increases in revenues primarily driven by strong oil and gas exploration and development activities and from new product introductions for the company’s non-seismic businesses. Consolidated sales for the six months ended March 31, 2008 decreased by $8.4 million, or 10.9%, from the corresponding period of the prior fiscal year. The decrease in sales primarily resulted from the revenue recognition in the prior fiscal year of $16.9 million from reservoir characterization systems, including a $16.2 million system sold to BP for installation in the Caspian Sea. This decline in sales was partially offset by a $6.0 million increase in sales of borehole and other seismic reservoir products during the six months ended March 31, 2008. Sales of large scale systems like the $16.2 million system sold to BP are infrequent and generally do not recur in each subsequent quarter. At this time, even if we receive a large order for a permanent reservoir characterization system similar in size to the $16.2 million system sold to BP in the prior year, it would be unlikely that we could manufacture and deliver such a sizable system in this fiscal year. However, our active sales efforts continue for this important product line.

Consolidated gross profits for the three months ended March 31, 2008 decreased by $0.2 million, or 2.2%, from the corresponding period of the prior fiscal year. Such decline in gross profits primarily resulted from approximately $1.2 million of losses resulting from production failures of two newly designed offshore cable products. In addition, during the three months ended March 31, 2008 incentive compensation expense related to our manufacturing employees increased $0.4 million since 100% of the fiscal 2007 incentive compensation expense was accrued in the first quarter of the prior fiscal year. Consolidated gross profits for the six months ended March 31, 2008 decreased by $7.8 million, or 26.5%, from the corresponding period of the prior fiscal year. The decreased gross profits primarily resulted from the revenue recognition of the $16.2 million permanent reservoir characterization system in fiscal year 2007, which, like all reservoir characterization systems, yielded a significantly higher gross profit margins than our other products. Partially offsetting these lower gross profit margins during the six months ended March 31, 2008 was a decrease of $0.5 million in incentive compensation related to our manufacturing employees since 100% of the fiscal 2007 incentive compensation expense was accrued in the first quarter of the prior fiscal year.

Consolidated operating expenses for the three months ended March 31, 2008 increased $0.1 million, or 2.3%, from the corresponding period of the prior fiscal year. Components of the operating expense increase for the three months ended March 31, 2008 included (i) an increase of $0.3 million for new product research and development activities, (ii) an increase of $0.5 million for incentive compensation expense for the reasons cited above, and (iii) increases in other general expenses resulting from higher sales levels. Offsetting these increases in operating expenses is a decline of $0.6 million in bad debt expenses. Consolidated operating expenses for the six months ended March 31, 2008 decreased $0.5 million, or 3.9%, from the corresponding period of the prior fiscal year. Such decline primarily resulted from a $1.0 million reduction of incentive compensation expense for our non-manufacturing employees for the reasons cited above. The reduction of incentive compensation was partially offset by an increase of $0.8 million for new product research and development activities.

The estimated United States statutory tax rate for the periods ended March 31, 2008 and 2007 was 35.0% and 34.0%, respectively. Our effective tax rate for the three months ended March 31, 2008 and 2007 was 31.3% and 34.7%, respectively. Our effective tax rate for the six months ended March 31, 2008 and 2007 was 31.7% and 33.5%, respectively. When compared to the statutory rate, the lower effective tax rates reflect tax benefits related to (i) lower tax rates applicable to income earned in foreign jurisdictions, (ii) the manufacturers’/producers’ deduction, and (iii) research and experimentation tax credits for the periods ended March 31, 2008.

The Canadian Revenue Agency (“CRA”) is conducting a non-resident audit of our Canadian subsidiary. CRA has requested records and in the process of examining such records. We do not believe the outcome of the CRA audit will have a material effect on our consolidated financial statements.

Seismic Products

Net Sales

Sales of our seismic products for the three months ended March 31, 2008 increased $3.6 million, or 12.6%, from the corresponding period of the prior fiscal year. The increase in sales was primarily driven by a $1.8 million increase in sales of our borehole products and a $1.5 million increase in sales of our industrial products (including a $1.3 million increase in offshore cable product sales). Sales of our seismic products for the six months ended March 31, 2008 decreased $9.1 million, or 13.0%, from the corresponding period of the prior fiscal year. The sales decrease was primarily due to our recognition in the prior fiscal year of $16.9 million from reservoir characterization systems, including a $16.2 million system sold to BP for installation in the Caspian Sea. This decline in sales was partially offset by a $6.0 million increase in sales of borehole and other seismic reservoir products during the six months ended March 31, 2008.

Operating Income

Our operating income for the three months ended March 31, 2008 decreased $0.8 million, or 11.7%, from the corresponding period of the prior fiscal year. The decrease in operating income primarily resulted from approximately $1.2 million of losses resulting from production failures of two newly designed offshore cable products. Our operating income for the six months ended March 31, 2008 decreased $8.4 million, or 40.0%, from the corresponding period of the prior fiscal year. The decrease in operating income resulted from (i) the $1.2 million loss on the newly designed offshore cable products referred to above, and (ii) the revenue recognition in the prior year of $16.9 million from reservoir characterization systems, including a $16.2 million system sold to BP for installation in the Caspian Sea.

Thermal Solutions Products

Net Sales

Sales of our thermal solutions products for the three months ended March 31, 2008 increased $0.6 million, or 18.0%, from the corresponding period of the prior fiscal year. Sales of our thermal solutions products for the six months ended March 31, 2008 increased $0.5 million, or 6.9%, from the corresponding period of the prior fiscal year. These sales increases reflect improvements in both film and equipment sales.

Operating Income

Our operating income associated with sales of our thermal solutions products for the three months ended March 31, 2008 increased $0.6 million, or 190.2%, from the corresponding period of the prior fiscal year. Our operating income associated with sales of our thermal solutions products for the six months ended March 31, 2008 increased $0.6 million, or 360.9%, from the corresponding period of the prior fiscal year. The increase in operating income for these periods resulted from increased sales of products with higher profit margins and, to a lesser extent, from manufacturing cost efficiencies.

Liquidity and Capital Resources

At March 31, 2008, we had $2.5 million in cash and cash equivalents. For the six months ended March 31, 2008, we used approximately $11.4 million of cash from operating activities. The cash used in operating activities resulted from our net income of $6.5 million, which included non-cash charges of $2.3 million for depreciation, amortization and stock-based compensation. Uses of cash from operating activities and changes in our working capital accounts included (i) an $11.7 million increase in accounts and notes receivable primarily resulting from increased sales levels and from sales to customers requesting long-term financing assistance, (ii) a $5.7 million increase in inventories resulting from the development and production of new products (primarily the company’s new GSR data acquisition system) and a strong backlog of orders for our seismic exploration products, and (iii) a $1.6 million decrease in accrued and other expenses, resulting from the payment in the current fiscal year of fiscal year 2007 accrued incentive compensation.

For the six months ended March 31, 2008, we used approximately $4.4 million of cash in investing activities. Our capital expenditures of $5.1 million were partially offset by $0.7 million of cash received for the sale of a portion of a surplus property in the Russian Federation. We estimate that our total capital expenditures in fiscal year 2008 will be approximately $10 million.

For the six months ended March 31, 2008, we generated approximately $15.6 million of cash in financing activities primarily from net borrowings under the Credit Agreement, as discussed below.

On November 22, 2004, several of our subsidiaries entered into a credit agreement (the “Credit Agreement”) with a bank. Under the Credit Agreement, as amended, our borrower subsidiaries can borrow up to $25.0 million principally secured by their accounts receivable, inventories and equipment. The Credit Agreement expires on January 31, 2010. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial ratios, restricts our and our borrower subsidiaries’ ability to pay dividends and contains other covenants customary in agreements of this type. We believe that the ratio of total liabilities to tangible net worth and the asset coverage ratio could prove to be the most restrictive. The interest rate for borrowings under the Credit Agreement is, at our borrower subsidiaries’ option, a discounted prime rate or a LIBOR based rate. At March 31, 2008, there were borrowings of $9.7 million under the Credit Agreement and additional available borrowings of $15.3 million.

On March 13, 2008, we obtained an $8.8 million mortgage from a bank. The proceeds were used to payoff our existing $2.6 million mortgage on the Pinemont facility and the remaining proceeds were used to repay outstanding borrowings under the Credit Agreement. The mortgage is collateralized by the Pinemont property and buildings. The mortgage interest rate is a floating rate based on LIBOR plus 150 basis points.

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

Goodwill represents the excess of the purchase price of purchased businesses over the estimated fair value of the acquired business’ net assets. Under the Statement of Financial Accounting Standards, or “SFAS”, 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed periodically for impairment. Intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives; however, no maximum life applies. In accordance with the provisions of SFAS 142, we do not record goodwill amortization expense. We review the carrying value of goodwill and other long-lived assets to determine whether there has been an impairment since the date of the relevant acquisition. We have elected to make September 30 the annual impairment assessment date and will perform additional impairment tests if a change in circumstances occurs that would more likely than not reduce the fair value of long-lived assets below their carrying amount. The assessment is performed in two steps: step one is to test for potential impairment and if potential losses are identified, step two is to measure the impairment loss. We performed step one at September 30, 2007 and found that there were no impairments at that time; thus, step two was not necessary.

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

We do not modify our normal billing and credit terms for these types of sales. As of March 31, 2008, we had no sales recorded under bill and hold arrangements.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109”, to clarify certain aspects of accounting for uncertain tax position, including issues related to the recognition and measurement of those tax positions. We adopted the provisions of FIN 48 as of October 1, 2007. The adoption of FIN 48 did not have a material effect on our consolidated financial statements. We classify interest and penalties associated with the payment of income taxes in the Other Income (Expense) section of our consolidated statement of operations. Tax return filings which are subject to review by local tax authorities by major jurisdiction are as follows:

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

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. We early adopted the provisions of SFAS 159 as of October 1, 2007. The adoption of SFAS 159 did not have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS 141R also includes a substantial number of new disclosure requirements and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect the adoption of SFAS 141R will have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This accounting standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company will adopt SFAS 160 as of January 1, 2009. We do not expect the adoption of SFAS 160 will have a material effect on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). The new standard is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”); and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. We do not expect the adoption of SFAS 161 will have a material effect on our consolidated financial statements.

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

Foreign Currency and Operations Risk

One of our wholly-owned subsidiaries is located in the Russian Federation. Therefore, our financial results may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions in the Russian Federation or changes in its political climate. Our consolidated balance sheet at March 31, 2008 reflected approximately $5.7 million of net working capital related to this subsidiary. Our Russian subsidiary both receives its income and pays its expenses primarily in rubles. To the extent that its transactions are settled in rubles, a devaluation of the ruble versus the U.S. dollar could reduce any contribution from this subsidiary to our consolidated results of operations and total comprehensive income as reported in U.S. dollars. We do not hedge the market risk with respect to our operations in the Russian Federation; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of rubles versus U.S. dollars to the extent such disruptions result in any reduced valuation of this subsidiary’s net working capital or future contributions to our consolidated results of operations. At March 31, 2008, the foreign exchange rate of the U.S. dollar to the ruble was 1:23.5. If the U.S. dollar versus ruble exchange rate were to decline by ten percent, our working capital would decline by $0.6 million.

Foreign Currency Intercompany Accounts and Notes Receivable

From time to time, we provide access to capital to our foreign subsidiaries through U.S. dollar denominated interest bearing promissory notes. Such funds are generally used by our foreign subsidiaries to purchase capital assets and for general working capital needs. In addition, we sell products to our foreign subsidiaries in U.S. dollars on trade credit terms. Because these U.S. dollar denominated intercompany debts are accounted for in the local currency of our foreign subsidiaries, any appreciation or devaluation of such foreign currencies against the U.S. dollar will result in a gain or loss, respectively, to our consolidated statement of operations. At March 31, 2008, we had outstanding accounts and notes receivable of $0.8 million and $37,000 from our subsidiaries in the Russian Federation and Canada, respectively. At March 31, 2008, the foreign exchange rate of the U.S. dollar to ruble was 1:23.5. If the U.S. dollar versus ruble exchange rate were to decline by ten percent our intercompany notes receivable could decline by $83,000. Due to the relatively small amount of intercompany receivables due from our subsidiary in Canada changes in the exchange rate would not have a material effect.

Floating Interest Rate Risk

The Credit Agreement and the real estate mortgage for our Pinemont facility each contain a floating interest rate. These floating interest rates subject us to the risk of increased interest costs associated with any upward movements in bank market interest rates. Under the Credit Agreement, our borrowing interest rate is a discounted prime lending rate or a LIBOR based rate, whichever we select. Under the real estate mortgage, our borrowing rate is a LIBOR based rate plus 150 basis points. As of March 31, 2008, we had borrowings of $9.7 million under the Credit Agreement at a borrowing rate of 3.9%. We also had borrowings of $8.8 million outstanding under our real estate mortgage agreement at a rate of 4.4%. Due to the amount of borrowings outstanding under these facilities, including potential borrowings available under the Credit Agreement, increased interest costs associated with large movements in market interest rates could be material to our financial condition, results of operations and/or cash flow. At March 31, 2008, based on our current level of borrowings, a 1.0% increase in interest rates would increase our interest expense annually by approximately $0.2 million in the aggregate.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of March 31, 2008 of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report has been made known to them in a timely fashion.

During the quarter ended March 31, 2008, the Company installed new accounting software at its subsidiary in the Russian Federation. The new accounting software contains automated internal control features that will permit the Company to migrate away from the manual internal control processes required by the older system. There were no other changes in the Company’s internal controls over financial reporting which occurred during the quarterly period ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

On February 28, 2008, we held our Annual Meeting of Stockholders (the “Meeting”). At the Meeting, our stockholders approved the election of Thomas L. Davis, Ph.D. and Richard C. White, as directors, each holding office until the 2011 Annual Meeting of Stockholders or until his successor is duly elected and qualified. The results of the voting follows:

	For	Against	Withheld
Thomas L. Davis, Ph.D.	5,246,462	—	174,835
Richard C. White	5,335,622	—	85,675

The other directors of the Company whose terms continued after the Annual Meeting are Mssrs. Katsuhiko Kobayashi, William H. Moody, Gary D. Owens, Charles H. Still and Michael J. Sheen.

The total voted shares represented by proxy and in person was 5,421,297.

Item 6.	Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q.

10.1(a)	Fifth Amendment to Loan Agreement dated March 12, 2008, among Borrowers and Regions Bank (f/k/a Union Planters Bank, N.A.).

10.2(a)	Promissory Note dated March 13, 2008, made by OYOG Operations, LP payable to Compass Bank.

10.3(a)	Deed of Trust, Security Agreement, Assignment of Rents and Financing Statement, dated March 13, 2008, by and between OYOG Operations, LP and Compass Bank.

10.4(a)	Guaranty Agreement dated March 13, 2008, by and between OYO Geospace Corporation and Compass Bank.

10.5(a)	Guaranty Agreement dated March 13, 2008, by and between Geospace Technologies, LP, and Compass Bank.

10.6	OYO Geospace Corporation Fiscal Year 2008 Bonus Plan.

31.1	Certification of the Company's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company's Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company's Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 17, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OYO GEOSPACE CORPORATION

Date: May 9, 2008	By:	/s/ Gary D. Owens
Gary D. Owens, Chairman of the Board President and Chief Executive Officer (duly authorized officer)

Date: May 9, 2008	By:	/s/ Thomas T. McEntire
Thomas T. McEntire Chief Financial Officer (principal financial officer)