Form 10-Q
period 2008-06-30
OYO GEOSPACE CORP
filed 2008-08-08
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2008

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 001-13601

OYO GEOSPACE CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	76-0447780
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 5,929,408 shares of the Registrant’s Common Stock outstanding as of the close of business on August 4, 2008.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2008	September 30, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,058	$3,013
Trade accounts receivable, net	27,004	18,510
Current portion of notes receivable, net	8,309	4,712
Inventories, net	60,066	50,276
Deferred income tax	2,629	2,391
Prepaid expenses and other current assets	2,043	2,072

Total current assets	103,109	80,974
Rental equipment, net	1,033	912
Property, plant and equipment, net	41,280	38,051
Patents, net	1,121	1,297
Goodwill	1,843	1,843
Non-current deferred income tax asset	481	228
Non-current notes receivable, net	7,382	4,269
Other assets	810	588

Total assets	$157,059	$128,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Book overdrafts	$97	$—
Notes payable and current maturities of long-term debt	704	322
Accounts payable trade	8,996	7,760
Accrued expenses and other current liabilities	8,793	10,007
Deferred revenue	664	1,668
Deferred income tax	14	120
Income tax payable	70	768

Total current liabilities	19,338	20,645
Long-term debt net of current maturities	22,614	5,147
Non-current deferred income tax liability	792	—

Total liabilities	42,744	25,792

Commitments and Contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	59	59
Additional paid-in capital	41,336	40,420
Retained earnings	70,480	59,628
Accumulated other comprehensive income	2,440	2,263

Total stockholders’ equity	114,315	102,370

Total liabilities and stockholders’ equity	$157,059	$128,162

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Sales	$35,590	$30,536	$104,011	$107,351
Cost of sales	21,459	19,967	68,358	67,501

Gross profit	14,131	10,569	35,653	39,850
Operating expenses:
Selling, general and administrative	4,298	3,742	12,974	12,443
Research and development	2,622	1,740	6,852	5,673
Bad debt expense (recovery)	991	(293)	1,037	(188)

Total operating expenses	7,911	5,189	20,863	17,928

Gain on sale of assets	7	—	723	—

Income from operations	6,227	5,380	15,513	21,922

Other income (expense):
Interest expense	(217)	(178)	(652)	(395)
Interest income	258	119	983	366
Foreign exchange gains (losses)	(41)	26	(57)	(2)
Other, net	(2)	(8)	(12)	(17)

Total other income (expense), net	(2)	(41)	262	(48)

Income before income taxes	6,225	5,339	15,775	21,874
Income tax expense	1,891	1,650	4,923	7,189

Net income	$4,334	$3,689	$10,852	$14,685

Basic earnings per share	$0.73	$0.63	$1.84	$2.54

Diluted earnings per share	$0.71	$0.60	$1.78	$2.42

Weighted average shares outstanding - Basic	5,907,793	5,813,209	5,902,155	5,778,220

Weighted average shares outstanding - Diluted	6,127,952	6,111,113	6,111,558	6,076,308

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended June 30, 2008	Nine Months Ended June 30, 2007
Cash flows from operating activities:
Net income	$10,852	$14,685
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax benefit	(501)	(73)
Depreciation	3,174	2,456
Amortization	184	410
Stock-based compensation expense	25	272
Inventory obsolescence expense	653	1,235
(Gain) loss on disposal of property, plant and equipment	(707)	21
Bad debt expense (recovery)	1,037	(188)
Effects of changes in operating assets and liabilities:
Trade accounts and notes receivable	(16,241)	(4,137)
Inventories	(10,443)	(631)
Prepaid expenses and other assets	29	(687)
Accounts payable	1,236	287
Accrued expenses and other	(45)	974
Deferred revenue	(1,004)	(6,953)
Income tax payable	(697)	1,277

Net cash provided by (used in) operating activities	(12,448)	8,948

Cash flows from investing activities:
Proceeds from the sale of property, plant and equipment	736	—
Capital expenditures	(6,799)	(14,398)

Net cash used in investing activities	(6,063)	(14,398)

Cash flows from financing activities:
Change in book overdrafts	97	(465)
Net borrowings under debt arrangements	17,850	3,771
Excess tax benefit from share-based compensation	442	1,655
Proceeds from exercise of stock options and other	449	1,548

Net cash provided by financing activities	18,838	6,509

Effect of exchange rate changes on cash	(282)	537

Increase in cash and cash equivalents	45	1,596
Cash and cash equivalents, beginning of period	3,013	2,054

Cash and cash equivalents, end of period	$3,058	$3,650

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet of OYO Geospace Corporation (“OYO Geospace”) and its subsidiaries (collectively, the “Company”) at September 30, 2007 was derived from the Company’s audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 2008 and the consolidated statements of operations for the three and nine months ended June 30, 2008 and 2007, and the consolidated statements of cash flows for the nine months ended June 30, 2008 and 2007 were prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows were made. The results of operations for the three and nine months ended June 30, 2008 are not necessarily indicative of the operating results for a full year or of future operations.

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

—

Persuasive evidence of an arrangement exists. The Company operates under a purchase order/contract system for goods sold to customers, and under rental/lease agreements for equipment rentals. These documents evidence that an arrangement exists.

—

Delivery has occurred or services have been rendered. For product sales, the Company does not recognize revenues until delivery has occurred or performance tests are met. For rental revenue, the Company recognizes revenue when earned.

—	The seller’s price to the buyer is fixed or determinable. Sales prices are defined in writing in a customer’s purchase order, purchase contract or equipment rental agreement.

—	Collectibility is reasonably assured. The Company evaluates customer credit to ensure that collectibility of revenue is reasonably assured.

Occasionally the Company’s seismic customers are not able to take immediate delivery of products that were specifically manufactured to the customer’s specifications. These occasions generally occur when customers face logistical issues such as project delays or with their seismic crew deployment. In these instances, customers have asked the Company to hold the equipment for a short period of time until they can take physical delivery of the product (referred to as “bill and hold” arrangements). The Company considers the following criteria for recognizing revenue when delivery has not occurred:

—	Whether the risks of ownership have passed to the customer,

—	Whether the Company has obtained a fixed commitment to purchase the goods in written documentation from the customer,

—	Whether the customer requested that the transaction be on a bill and hold basis and the Company has received that request in writing,

—	Whether there is a fixed schedule for delivery of the product,

—	Whether the Company has any specific performance obligations such that the earning process is not complete,

—	Whether the equipment is segregated from other inventory and is not subject to being used to fill other orders, and

—	Whether the equipment is complete and ready for shipment.

The Company does not modify its normal billing and credit terms for these types of sales. As of June 30, 2008, there were no sales recorded under bill and hold arrangements.

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

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Product Warranties

The Company offers a standard product warranty obligating it to repair or replace equipment with manufacturing defects. The Company maintains a reserve for future warranty costs based on historical experience or, in the absence of historical product experience, management’s estimates. Changes in the warranty reserve are reflected in the following table (in thousands):

Balance at the beginning of the period (October 1, 2007)	$1,111
Accruals for warranties issued during the period	1,260
Accruals related to pre-existing warranties (including changes in estimates)	—
Settlements made (in cash or in kind) during the period	(1,263)

Balance at the end of the period (June 30, 2008)	$1,108

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109”, to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. The Company adopted the provisions of FIN 48 as of October 1, 2007. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial statements. The Company classifies interest and penalties associated with the payment of income taxes in the Other Income (Expense) section of its consolidated statement of operations. Tax return filings, which are subject to review by local tax authorities by major jurisdiction, are as follows:

—	United States – fiscal years ended September 2005, 2006 and 2007

—	State of Texas – fiscal years ended September 2004, 2005, 2006 and 2007

—	Russian Federation – calendar years 2005, 2006 and 2007

—	Canada – fiscal years ended September 2004, 2005, 2006 and 2007

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

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This accounting standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company will adopt SFAS 160 as of October 1, 2009. The Company does not expect the adoption of SFAS 160 will have a material effect on its consolidated financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of General Accepted Accounting Principles” (“SFAS 162”). This statement documents the hierarchy of the various sources of accounting principles and the framework for selecting the principles used in preparing financial statements. This statement shall be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company does not expect the adoption of SFAS 162 will have a material effect on its consolidated financial statements.

2.	Earnings Per Common Share

The following table summarizes the calculation of net earnings and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings per share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Net earnings available to common stockholders	$4,334	$3,689	$10,852	$14,685

Weighted average common shares outstanding - basic	5,907,793	5,813,209	5,902,155	5,778,220
Weighted average common share equivalents outstanding	220,159	297,904	209,403	298,088

Weighted average common shares and common share equivalents outstanding - diluted	6,127,952	6,111,113	6,111,558	6,076,308

Basic earnings per common share	$0.73	$0.63	$1.84	$2.54

Diluted earnings per common share	$0.71	$0.60	$1.78	$2.42

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3.	Comprehensive Income

Comprehensive income includes all changes in a company’s equity, except those resulting from investments by and distributions to stockholders. The following table summarizes the components of comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Net income	$4,334	$3,689	$10,852	$14,685
Foreign currency translation adjustments	99	360	177	484

Total comprehensive income	$4,433	$4,049	$11,029	$15,169

4.	Trade Accounts and Notes Receivable

Current trade accounts and notes receivable are reflected in the following (in thousands):

	June 30, 2008	September 30, 2007
Trade accounts receivable	$29,043	$19,059
Allowance for doubtful accounts	(2,039)	(549)

	$27,004	$18,510

The allowance for doubtful accounts represents the Company’s best estimate of probable credit losses. The Company determines the allowance based upon historical experience and a review of its balances. Accounts receivable balances are charged off against the allowance whenever it is probable that the receivable will not be recoverable.

At June 30, 2008 and September 30, 2007, the Company’s current notes receivable was approximately $8.3 million and $4.7 million, respectively. The Company’s current notes receivable at each of June 30, 2008 and September 30, 2007 were net of allowances for doubtful notes of zero and $0.5 million, respectively. The Company also had notes receivable of approximately $7.4 million and $4.3 million classified as long-term at June 30, 2008 and September 30, 2007, respectively. Notes receivable are generally collateralized by the products sold and bear interest at rates ranging up to 11.3% per year.

5.	Inventories

Inventories consisted of the following (in thousands):

	June 30, 2008	September 30, 2007
Finished goods	$13,936	$12,999
Work-in-process	17,106	12,002
Raw materials	32,865	28,723
Obsolescence reserve	(3,841)	(3,448)

	$60,066	$50,276

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

The following tables summarize the Company’s segment information (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Net sales:
Seismic	$31,471	$26,106	$92,107	$95,813
Thermal solutions	3,949	4,367	11,402	11,340
Corporate	170	63	502	198

Total	$35,590	$30,536	$104,011	$107,351

Income (loss) from operations:
Seismic	$8,012	$6,628	$20,607	$27,621
Thermal solutions	280	616	1,105	795
Corporate	(2,065)	(1,864)	(6,199)	(6,494)

Total	$6,227	$5,380	$15,513	$21,922

7.	Credit Agreement

On November 22, 2004, several of the Company’s subsidiaries entered into a credit agreement (as amended, the “Credit Agreement”) with a bank. Under the Credit Agreement, the Company’s borrower subsidiaries can borrow up to $25.0 million principally secured by their accounts receivable, inventories and equipment. The Credit Agreement expires on January 31, 2010. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial ratios, restricts the Company’s and the borrower subsidiaries’ ability to pay dividends and contains other covenants customary in agreements of this type. At June 30, 2008, there were borrowings of $12.9 million under the Credit Agreement and additional borrowings available of $12.1 million. The Company is not subject to a borrowing base and is able to borrow the full $12.1 million subject to it remaining in compliance with certain covenants. The Company was in compliance with all debt covenants as of June 30, 2008. The interest rate for borrowings under the Credit Agreement is, at our borrower subsidiaries’ option, a discounted prime rate or a LIBOR based rate.

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

The United States statutory tax rate for the three and nine months ended June 30, 2008 and 2007 were 35.0% and 34.0%, respectively. The Company’s effective tax rate for the three months ended June 30, 2008 and 2007 was 30.4% and 30.9%, respectively. The Company’s effective tax rate for the nine months ended June 30, 2008 and 2007 was 31.2% and 32.9%, respectively. When compared to the statutory rate, the lower effective tax rates from statutory rates for each period reflect tax benefits related to (i) lower tax rates applicable to income earned in foreign jurisdictions, (ii) the manufacturers’/producers’ deduction, and (iii) research and experimentation tax credits for the period ended June 30, 2008.

The U.S. Internal Revenue Service (“IRS”) is in the process of conducting an audit of the Company’s fiscal year 2006 U.S. Federal income tax return. The IRS has requested records and is in the process of examining such records. The Company does not believe the outcome of the IRS audit will have a material effect on its consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the major elements of our consolidated financial statements. This discussion and analysis should be read together with our consolidated financial statements and accompanying notes and other detailed information appearing elsewhere in this Form 10-Q.

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein, if any, contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “intend”, “expect”, “plan”, “budget”, “forecast”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue”, “evaluating” or similar words. Statements should be read that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other forward-looking information. These forward-looking statements reflect our best judgment about future events and trends based on the information currently available to us. However, there will likely be events in the future that we are not able to predict or control. The factors listed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, as well as other cautionary language in such Annual Report on Form 10-K and this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this Quarterly Report on Form 10-Q could have a material adverse effect on our business, results of operations and financial position, and actual events and results of operations may vary materially from our current expectations.

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

Seismic Exploration Products

Seismic data acquisition is conducted by combining a seismic energy source and a seismic data recording system. We provide many of the components of data recording systems, including data acquisition systems, geophones, hydrophones, multi-component sensors, seismic leader wire, geophone strings, connectors, seismic telemetry cables and other seismic related products. On land, our customers use our data acquisition systems, geophones, leader wire, cables and connectors to receive and measure seismic reflections resulting from an energy source to data recording units, which store information for processing and analysis. We recently announced the development of a land wireless seismic data acquisition system capable of very large channel configurations. We delivered two of these systems, each containing 1,000-channels, to customers during the third quarter ended June 30, 2008. In the marine environment, large ocean-going vessels tow long seismic cables known as “streamers” containing hydrophones which are used to detect pressure changes. Hydrophones transmit electrical impulses back to the vessel’s data recording unit, where the seismic data is stored for subsequent processing and analysis. Our marine seismic products help steer streamers while being towed and help recover streamers if they become disconnected from the vessel.

Our seismic sensor, cable and connector products are compatible with most major competitive seismic data acquisition systems currently in use, and sales result primarily from seismic contractors purchasing our products as components of new seismic data acquisition systems or to repair and replace components of seismic data acquisition systems already in use.

Our wholly-owned subsidiary in the Russian Federation manufactures international standard geophones, sensors, seismic leader wire, seismic telemetry cables and related seismic products for the Russian and other international seismic marketplaces. Operating in foreign locations involves certain risks as discussed under the heading “Risk Factors – Our Foreign Subsidiaries and Foreign Marketing Efforts Face Additional Risks and Difficulties” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

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

As a result of growth in our operations located in the Russian Federation, and with an expectation of new product lines to be introduced over the coming years, we are evaluating plans to expand our manufacturing capacity there, including the construction of added capacity onto our existing 120,000 square foot facility. We are still in the early phases of planning for this project and considering the various options available to us. The construction or acquisition of any additional space is estimated to cost $6.0 million or more. Any future expansion of our Russian facility is expected to be financed from our internal cash flows and borrowings under the Credit Agreement if necessary, discussed below under the heading “—Liquidity and Capital Resources”.

Incentive Compensation Program

We adopted an incentive compensation program for fiscal year 2008 whereby most employees will be eligible to begin earning incentive compensation upon the Company reaching a five percent pretax return on shareholders’ equity, determined as of September 30, 2007. To be eligible to participate in the incentive compensation program, employees must participate in our Core Values Program. Based on our experience in prior years, we expect one hundred percent of our employees to participate in the Core Values Program. The incentive compensation program does not apply to the employees of our Russian subsidiary as such employees participate in a locally administered bonus program. Certain non-executive employees will be required to achieve specific goals to earn a significant portion of their total incentive compensation award. Bonus awards earned under this program will be paid out to eligible employees after the end of fiscal year 2008.

Upon reaching the five percent threshold under this proposed program, an incentive compensation accrual will be established equal to twenty percent of the amount of any consolidated pretax profits above the five percent pretax return threshold. The maximum aggregate bonus under the program for fiscal year 2008 is $3.6 million. Under the bonus program, for the three and nine months ended June 30, 2008 we have accrued $1.2 million and $3.0 million of incentive compensation expense, respectively. Subsequent shortfalls, if any, in the cumulative annualized return on shareholders’ equity will reduce these accruals.

Under a similar program in fiscal year 2007, we accrued $3.2 million of incentive compensation expense for the three months ended December 31, 2006. This accrual represented one hundred percent of the aggregate bonus allowed under the fiscal year 2007 incentive compensation program. This large incentive compensation expense accrual resulted from the significant amount of pretax profits earned by the Company during the three months ended December 31, 2006, primarily resulting from the sale of a $16.2 million reservoir characterization system to BP.

Results of Operations

We report and evaluate financial information for two segments: Seismic and Thermal Solutions. Summary financial data by business segment follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Seismic
Exploration product revenue	$26,264	$19,330	$71,280	$65,180
Reservoir product and service revenue	3,452	4,613	12,960	24,989
Industrial product revenue	1,755	2,163	7,867	5,644

Total seismic revenues	31,471	26,106	92,107	95,813
Operating income	8,012	6,628	20,607	27,621

Thermal Solutions
Revenue	3,949	4,367	11,402	11,340
Operating income	280	616	1,105	795

Corporate
Revenue	170	63	502	198
Operating loss	(2,065)	(1,864)	(6,199)	(6,494)

Consolidated Totals
Revenue	35,590	30,536	104,011	107,351
Operating income	6,227	5,380	15,513	21,922

Overview

Three and nine months ended June 30, 2008 compared to three and nine months ended June 30, 2007

Consolidated sales for the three months ended June 30, 2008 increased by $5.1 million, or 16.6%, from the corresponding period of the prior fiscal year. The increase in sales was driven by strong demand for our seismic products, including initial sales of our new wireless data acquisition system. The strong demand for our seismic products resulted from high crude oil and natural gas commodity prices, and their impact upon worldwide oil and gas exploration and development activities. Consolidated sales for the nine months ended June 30, 2008 decreased by $3.3 million, or 3.1%, from the corresponding period of the prior fiscal year. This decrease in sales resulted from the revenue recognition in the prior fiscal year of $16.9 million from reservoir characterization systems, including a $16.2 million system sold to BP for installation in the Caspian Sea. Excluding the impact of the $16.9 million reservoir characterization system last year, our seismic product sales for the nine months ended June 30, 2008 increased $13.2 million, or 16.7%, from the corresponding period of the prior fiscal year. Sales of large scale systems like the $16.2 million system sold to BP are infrequent and generally do not recur in each subsequent quarter. At this time, even if we receive a large order for a permanent reservoir characterization system similar in size to the $16.2 million system sold to BP in the prior year, we could not manufacture and deliver such a sizable system in this fiscal year. However, our active sales efforts continue for this important product line.

Consolidated gross profits for the three months ended June 30, 2008 increased by $3.6 million, or 33.7%, from the corresponding period of the prior fiscal year. The increase in gross profits resulted from (i) increased product sales, (ii) initial sales of our wireless data acquisition products which generally contain higher gross profit margins, and (iii) the leveraging of manufacturing costs. Consolidated gross profits for the nine months ended June 30, 2008 decreased by $4.2 million, or 10.5%, from the corresponding period of the prior fiscal year. The decreased gross profits resulted from lower revenues, and from the revenue recognition of the $16.2 million permanent reservoir characterization system in fiscal year 2007, which, like all reservoir characterization systems, yielded a significantly higher gross profit margins than our other products.

Consolidated operating expenses for the three months ended June 30, 2008 increased $2.7 million, or 52.5%, from the corresponding period of the prior fiscal year. Components of the operating expense increase for the three months ended June 30, 2008 included (i) an increase of $1.3 million in bad debt expense primarily due to the deteriorating financial condition of a seismic customer, (ii) an increase of $0.9 million for incentive compensation expense for the reasons cited above, (iii) a $0.3 million increase in new product development expenses resulting from new product introductions, including our wireless data acquisition system, and (iv) increases in other general expenses resulting from higher sales levels. Consolidated operating expenses for the nine months ended June 30, 2008 increased $2.9 million, or 16.4%, from the corresponding period of the prior fiscal year. Such increase primarily resulted from (i) an increase of $1.2 million in bad debt expense primarily due to the deteriorating financial condition of a seismic customer, and (ii) a $1.2 million increase in product development expenses resulting from new product introductions, including our wireless data acquisition system.

The estimated United States statutory tax rate for the three and nine months ended June 30, 2008 and 2007 was 35.0% and 34.0%, respectively. Our effective tax rate for the three months ended June 30, 2008 and 2007 was 30.4% and 30.9%, respectively. Our effective tax rate for the nine months ended June 30, 2008 and 2007 was 31.2% and 32.9%, respectively. When compared to the statutory rate, the lower effective tax rates reflect tax benefits related to (i) lower tax rates applicable to income earned in foreign jurisdictions, (ii) the manufacturers’/producers’ deduction, and (iii) research and experimentation tax credits for the period ended June 30, 2008.

The U.S. Internal Revenue Service (“IRS”) is conducting an audit of our fiscal year 2006 U.S. Federal income tax return. The IRS has requested records and is in the process of examining such records. We do not believe the outcome of the IRS audit will have a material effect on our consolidated financial statements.

Seismic Products

Net Sales

Sales of our seismic products for the three months ended June 30, 2008 increased $5.4 million, or 20.6%, from the corresponding period of the prior fiscal year. The increase in seismic sales was driven by strong demand for our seismic products, including initial sales of our new wireless data acquisition system. The strong demand for our seismic products resulted from high crude oil and natural gas commodity prices, and their impact upon worldwide oil and gas exploration and development activities. Sales of our seismic products for the nine months ended June 30, 2008 decreased $3.7 million, or 3.9%, from the corresponding period of the prior fiscal year. The sales decrease was primarily due to our recognition in the prior fiscal year of $16.9 million from reservoir characterization systems, including a $16.2 million system sold to BP for installation in the Caspian Sea. This decline in sales was offset by a $13.2 million increase in other seismic product sales during the nine months ended June 30, 2008.

Operating Income

Our operating income for the three months ended June 30, 2008 increased $1.4 million, or 20.9%, from the corresponding period of the prior fiscal year. The increase in operating income primarily resulted from the increased level of product sales. Our operating income for the nine months ended June 30, 2008 decreased $7.0 million, or 25.4%, from the corresponding period of the prior fiscal year. The decrease in operating income primarily resulted from the revenue recognition in the prior year of $16.9 million from the sale of reservoir characterization systems, including a $16.2 million system sold to BP for installation in the Caspian Sea. These reservoir characterization systems generally yield higher gross profit margins than our other products.

Thermal Solutions Products

Net Sales

Sales of our thermal solutions products for the three months ended June 30, 2008 decreased $0.4 million, or 9.6%, from the corresponding period of the prior fiscal year. While most of our Thermal Solution product categories were down slightly from the corresponding period of the prior fiscal year, we consider this sales decline a general and normal fluctuation in our sales distribution channel and do not attribute this decline to any adverse market condition. Sales of our thermal solutions products for the nine months ended June 30, 2008 increased $0.1 million, or 0.5%, from the corresponding period of the prior fiscal year. There were no substantial sales increase or decrease in any product category.

Operating Income

Our operating income associated with sales of our thermal solutions products for the three months ended June 30, 2008 decreased $0.3 million, or 54.5%, from the corresponding period of the prior fiscal year. The significant decline in operating income is primarily due to increased selling, advertising, and product development expenses associated with new product introductions in the current fiscal year. Our operating income associated with sales of our thermal solutions products for the nine months ended June 30, 2008 increased $0.3 million, or 39.0%, from the corresponding period of the prior fiscal year. The increase in operating income for these periods resulted from increased sales and from manufacturing cost efficiencies. Such increases in operating income were partially offset by higher operating expenses for selling, advertising, and product development expenses associated with new product introductions in the current fiscal year.

Liquidity and Capital Resources

At June 30, 2008, we had $3.1 million of cash and cash equivalents. For the nine months ended June 30, 2008, we used approximately $12.4 million of cash from operating activities. The cash used in operating activities resulted from our net income of $10.9 million, which included non-cash charges of $3.4 million for depreciation, amortization and stock-based compensation. Uses of cash from operating activities and changes in our working capital accounts included (i) a $16.2 million increase in accounts and notes receivable primarily resulting from increased sales levels and from sales to customers requesting long-term financing assistance, and (ii) a $10.4 million increase in inventories resulting from the development and production of new products (primarily the company’s new wireless data acquisition system) and a strong backlog of orders for our seismic exploration products.

For the nine months ended June 30, 2008, we used approximately $6.1 million of cash in investing activities. Our capital expenditures of $6.8 million were partially offset by $0.7 million of cash received for the sale of a portion of a surplus property in the Russian Federation. We estimate that our total capital expenditures in fiscal year 2008 will be approximately $9.0 million.

For the nine months ended June 30, 2008, we generated approximately $18.8 million of cash in financing activities primarily from net borrowings under the Credit Agreement, as discussed below.

On November 22, 2004, several of our subsidiaries entered into a credit agreement (as amended, the “Credit Agreement”) with a bank. Under the Credit Agreement, our borrower subsidiaries can borrow up to $25.0 million principally secured by their accounts receivable, inventories and equipment. The Credit Agreement expires on January 31, 2010. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial ratios, restricts our and our borrower subsidiaries’ ability to pay dividends and contains other covenants customary in agreements of this type. We believe that the ratio of total liabilities to tangible net worth and the asset coverage ratio could prove to be the most restrictive. The interest rate for borrowings under the Credit Agreement is, at our borrower subsidiaries’ option, a discounted prime rate or a LIBOR based rate. At June 30, 2008, there were borrowings of $12.9 million under the Credit Agreement and additional available borrowings of $12.1 million.

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

We do not modify our normal billing and credit terms for these types of sales. As of June 30, 2008, we had no sales recorded under bill and hold arrangements.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109”, to clarify certain aspects of accounting for uncertain tax position, including issues related to the recognition and measurement of those tax positions. We adopted the provisions of FIN 48 as of October 1, 2007. The adoption of FIN 48 did not have a material effect on our consolidated financial statements. We classify interest and penalties associated with the payment of income taxes in the Other Income (Expense) section of our consolidated statement of operations. Tax return filings which are subject to review by local tax authorities by major jurisdiction are as follows:

—	United States – fiscal years ended September 2005, 2006 and 2007

—	State of Texas – fiscal years ended September 2004, 2005, 2006 and 2007

—	Russian Federation – calendar years 2005, 2006 and 2007

—	Canada – fiscal years ended September 2004, 2005, 2006 and 2007

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This accounting standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company will adopt SFAS 160 as of October 1, 2009. We do not expect the adoption of SFAS 160 will have a material effect on our consolidated financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of General Accepted Accounting Principles” (“SFAS 162”). This statement documents the hierarchy of the various sources of accounting principles and the framework for selecting the principles used in preparing financial statements. This statement shall be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. We do not expect the adoption of SFAS 162 will have a material effect on our consolidated financial statements.

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

Foreign Currency and Operations Risk

One of our wholly-owned subsidiaries is located in the Russian Federation. Therefore, our financial results may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions in the Russian Federation or changes in its political climate. Our consolidated balance sheet at June 30, 2008 reflected approximately $6.9 million of net working capital related to this subsidiary. Our Russian subsidiary both receives its revenues and pays its expenses primarily in rubles. To the extent that its transactions are settled in rubles, a devaluation of the ruble versus the U.S. dollar could reduce any contribution from this subsidiary to our consolidated results of operations and total comprehensive income as reported in U.S. dollars. We do not hedge the market risk with respect to our operations in the Russian Federation; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of rubles versus U.S. dollars to the extent such disruptions result in any reduced valuation of this subsidiary’s net working capital or future contributions to our consolidated results of operations. At June 30, 2008, the foreign exchange rate of the U.S. dollar to the ruble was 1:23.4. If the U.S. dollar versus ruble exchange rate were to decline by ten percent, our working capital would decline by $0.7 million and our net income would decline by $0.1 million.

Foreign Currency Intercompany Accounts and Notes Receivable

From time to time, we provide access to capital to our foreign subsidiaries through U.S. dollar denominated interest bearing promissory notes. Such funds are generally used by our foreign subsidiaries to purchase capital assets and for general working capital needs. In addition, we sell products to our foreign subsidiaries in U.S. dollars on trade credit terms. Because these U.S. dollar denominated intercompany debts are accounted for in the local currency of our foreign subsidiaries, any appreciation or devaluation of such foreign currencies against the U.S. dollar will result in a gain or loss, respectively, to our consolidated statement of operations. At June 30, 2008, we had outstanding accounts and notes receivable of $1.4 million and $0.2 million from our subsidiaries in the Russian Federation and Canada, respectively. At June 30, 2008, the foreign exchange rate of the U.S. dollar to ruble was 1:23.4. If the U.S. dollar versus ruble exchange rate were to decline by ten percent our intercompany notes receivable could decline by $0.1 million. Due to the relatively small amount of intercompany receivables due from our subsidiary in Canada a ten percent change in the exchange rate would not have a material effect.

Floating Interest Rate Risk

The Credit Agreement and the real estate mortgage for our Pinemont facility each contain a floating interest rate. These floating interest rates subject us to the risk of increased interest costs associated with any upward movements in bank market interest rates. Under the Credit Agreement, our borrowing interest rate is a discounted prime lending rate or a LIBOR based rate, whichever we select. Under the real estate mortgage, our borrowing rate is a LIBOR based rate plus 150 basis points. As of June 30, 2008, we had borrowings of $12.9 million under the Credit Agreement at a borrowing rate of 3.7%. We also had borrowings of $8.7 million outstanding under our real estate mortgage agreement at a rate of 4.0%. Due to the amount of borrowings outstanding under these facilities, including potential borrowings available under the Credit Agreement, increased interest costs associated with large movements in market interest rates could be material to our financial condition, results of operations and/or cash flow. At June 30, 2008, based on our current level of borrowings, a 1.0% increase in interest rates would increase our interest expense annually by approximately $0.2 million in the aggregate.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of June 30, 2008 of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report has been made known to them in a timely fashion.

During the quarter ended March 31, 2008, the Company installed new accounting software at its subsidiary in the Russian Federation. The new accounting software contains automated internal control features that will permit the Company to migrate away from the manual internal control processes required by the older system. There were no other changes in the Company’s internal controls over financial reporting which occurred during the quarterly period ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

OYO GEOSPACE CORPORATION

Date: August 8, 2008	By:	/s/ Gary D. Owens
Gary D. Owens, Chairman of the Board
President and Chief Executive Officer (duly authorized officer)

Date: August 8, 2008	By:	/s/ Thomas T. McEntire
Thomas T. McEntire
Chief Financial Officer (principal financial officer)