Form 10-K
period 2008-09-30
OYO GEOSPACE CORP
filed 2008-12-04
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Fiscal Year Ended September 30, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 5,936,508 shares of the Registrant’s Common Stock outstanding as of the close of business on December 1, 2008. As of March 31, 2008, the aggregate market value of the Registrant’s Common Stock held by non-affiliates was approximately $202 million (based upon the closing price of $45.42 on March 31, 2008, as reported by The NASDAQ Global Market).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Registrant’s 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

PART I

Item 1. Business

Overview

OYO Geospace Corporation is a Delaware corporation incorporated on September 13, 1997. Unless otherwise specified, the discussion in this Annual Report on Form 10-K refers to OYO Geospace Corporation and subsidiaries. We design and manufacture instruments and equipment used in the acquisition and processing of seismic data as well as in the characterization and monitoring of producing oil and gas reservoirs. Demand for our products has been, and will likely continue to be, vulnerable to downturns in the economy and the oil and gas industry in general. During recent months, there has been substantial volatility and a decline in oil and natural gas prices. Please refer to the risks discussed under the heading “Risk Factors” for more information.

We have been in the seismic instrument and equipment business since 1980 and market our products primarily to the oil and gas industry. We also design, manufacture and distribute thermal imaging equipment, and thermal media products targeted at the screen print, point of sale, signage and textile market sectors. We have been manufacturing thermal imaging products since 1995. We report and evaluate financial information for each of these two segments: Seismic and Thermal Solutions.

Seismic Products

The seismic segment of our business accounts for the majority of our sales. Geoscientists use seismic data primarily in connection with the exploration, development and production of oil and gas reserves to map potential and known hydrocarbon bearing formations and the geologic structures that surround them.

Seismic Exploration Products

Seismic data is acquired by combining a seismic energy source and a seismic data recording system. We provide many of the components of seismic data recording systems, including data acquisition systems, geophones, hydrophones, multi-component sensors, seismic leader wire, geophone strings, connectors, seismic telemetry cables and other seismic related products. On land, our customers use our data acquisition systems, geophones, leader wire, cables and connectors to receive and measure seismic reflections resulting from an energy source to data recording units, which store information for processing and analysis. We recently announced the development of a land wireless seismic data acquisition system capable of very large channel configurations. We delivered several of these systems to customers during fiscal year 2008 with the largest of these systems containing 1,000 channels. In the marine environment, large ocean-going vessels tow long seismic cables known as “streamers” containing hydrophones which are used to detect pressure changes. Hydrophones transmit electrical impulses back to the vessel’s data recording unit, where the seismic data is stored for subsequent processing and analysis. Our marine seismic products help steer streamers while being towed and help recover streamers if they become disconnected from the vessel.

Our seismic sensor, cable and connector products are compatible with most major competitive seismic data acquisition systems currently in use, and sales result primarily from seismic contractors purchasing our products as components of new seismic data acquisition systems or to repair and replace components of seismic data acquisition systems already in use.

Our wholly-owned subsidiary in the Russian Federation manufactures international standard geophones, sensors, seismic leader wire, seismic telemetry cables and related seismic products for customers in the Russian Federation and other international seismic marketplaces. Operating in foreign locations involves certain risks as discussed under the heading “Risk Factors—Our Foreign Subsidiaries and Foreign Marketing Efforts Face Additional Risks and Difficulties” in this Report on Form 10-K.

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

Thermal Solution Products

Our thermal solutions product technologies were originally developed for seismic data processing applications. In 1995 we modified this technology for application in other markets. Our thermal printers include both thermal imagesetters for graphics applications and thermal plotters for seismic applications. In addition, our thermal solutions products include direct-to-screen systems, thermal printheads, dry thermal film, thermal transfer ribbon, and other thermal media. Our thermal imaging solutions produce images ranging in size from 12 to 54 inches wide and in resolution from 400 to 1,200 dots per inch (“dpi”). We market our thermal imaging solutions to a variety of industries, including screen printing, point-of-sale, signage, flexographic, and textile markets. We also continue to sell these products to our seismic customers.

The quality of thermal imaging is determined primarily by the interrelationship between a thermal printhead and the thermal media, be it film, ribbon, or any other media. We manufacture thermal printheads and thermal film, which we believe will enable us to more effectively match the characteristics of our thermal printers to thermal film, thereby improving print quality, and make us more competitive in markets for these products.

We also distribute private label high-quality dry thermal media for use in our thermal printers and direct-to-screen systems. To fully meet the demands of the interrelationship between the thermal printhead and thermal media, we are attempting to modify our thermal printheads so that they interface optimally with these other thermal medias. In addition, we are engaged in efforts to develop a new line of dry thermal film and ribbon in order to improve the image quality of our media for use with our printheads. Both efforts to modify our printheads and to improve our film have been on-going in recent periods, but at this time we are unable to provide any assurance that we can eliminate printhead and film interface issues in the near future or at all. In order to achieve more than marginal growth in our thermal solutions product business in future periods, we believe that it is important to continue our concentration of efforts on both our printhead changes and media improvements.

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

Our recent 3D seismic product developments include an omni-directional geophone for use in reservoir monitoring, a compact marine three-component or four-component gimbaled sensor and special-purpose connectors, connector arrays and cases. We announced the development of a wireless seismic data acquisition system capable of very large channel configurations, which became commercially available in the first calendar quarter of 2008. We delivered several of these systems to customers during fiscal year 2008 with the largest of these systems containing 1,000 channels.

In order to take advantage of our existing cable manufacturing facilities and capabilities in Houston, we are designing and selling new cable products to the offshore oil and gas and offshore construction industries. The production of offshore marine cables requires specialized design capabilities and manufacturing equipment. We also utilize these design capabilities and manufacturing equipment to produce deepwater reservoir characterization products. We are aggressively working to diversify our seismic product lines as well as utilizing our manufacturing capabilities to develop and produce products for use in other industries.

Thermal Solutions Products

Our thermal solutions products include thermal imagesetters for graphics applications and thermal plotters for seismic applications. In addition, our thermal solution products include thermal printheads and thermal media products. We market these products to a variety of industries, including the screen print, point of sale, signage and textile markets. We also sell these products to our seismic customers.

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

Competition

Seismic Products

We believe that we are one of the world’s largest manufacturers and distributors of seismic related products. The principal competitors in our seismic business segment for data acquisition systems, geophones, hydrophones, geophone string connectors, leader wire and telemetry cable are ION Geophysical, SERCEL (a division of CGGVeritas) and Steward Cable (a division of Amphenol Corporation). Furthermore, entities in China affiliated with SERCEL, as well as other Chinese manufacturers, produce low-cost geophones having similar design and specifications as one of our older geophone models not meeting current industry standards and specifications. These Chinese entities also produce low-cost geophone strings, connectors, leader wire and telemetry cables. A Chinese entity affiliated with SERCEL has recently started producing a lower-cost geophone meeting current industry standards and specifications.

We believe that the principal key for success in the seismic instruments and equipment market are technological superiority, product durability, reliability, and customer support. We also believe that price and product delivery are always important considerations for our customers. In general, most customers prefer to standardize geophones and hydrophones, particularly if they are used by seismic companies which have multiple crews which are able to support each other. This standardization makes it difficult for an outside geophone or hydrophone manufacturer to gain market share from other manufacturers with existing customer relationships.

As mentioned above, a key factor for seismic instruments and equipment manufacturers is durability under harsh field conditions. Instruments and equipment must meet not only rigorous technical specifications regarding signal integrity and sensitivity, but must also be extremely rugged and durable to withstand the rigors of field use, often in harsh environments.

With respect to our marine seismic products, we are not aware of any competing companies that manufacture a product functionally similar to our patented seismic streamer retrieval device. We believe our primary competitor in the manufacture of our streamer depth positioning device, or “birds,” is ION Geophysical.

We believe our primary competitors for our deepwater cabled reservoir characterization and monitoring systems are traditional seismic equipment manufacturers or equipment providers such as WesternGeco (a division of Schlumberger), ION Geophysical, SERCEL and new specialized technology providers like Octoplan (a division of Wavefield InSeis ASA).

We believe our primary competitors for high-definition borehole seismic data acquisition systems are Avalon and CGGVeritas.

Thermal Solutions Products

We believe that the primary competitors to our thermal imaging business segments include emulsion producers like KIWO USA, Inc. as a distributor of direct-to-screen technologies, Colour Scanned Technology as a manufacturer of direct-to-screen technologies, iSys Group as a manufacturer of thermal technologies for oil and gas exploration applications, as well as manufacturers of alternative technologies such as inkjet devices distributed and used for film output. Also, as we advance the resolution capabilities of direct thermal imaging technology, we expose ourselves to additional competition in the more traditional wet-film and direct-to-plate imagesetting marketplace. A key competitive factor in this market is producing equipment that is technologically advanced, yet cost effective.

Suppliers

We produce our own brand of dry thermal film internally. We also purchase a substantial quantity of dry thermal film from a European supplier.

We do not currently experience any significant difficulties in obtaining raw materials from our suppliers for the production of our seismic or thermal imaging products.

Product Manufacturing and Assembly

Our manufacturing and product assembly operations consist of machining or molding the necessary component parts, configuring these parts along with components received from various vendors and assembling a final product. We manufacture seismic equipment to the specifications of our customers. For example, we can armor cables for applications such as deepwater uses. We assemble geophone strings and seismic telemetry cables based on a number of customer choices such as length, gauge, tolerance and color of molded parts. With regard to dry thermal film, we mix and react various chemicals to formulate a reactive layer that is then coated onto a clear polyester film. The film is then coated with a protective topcoat that produces the final product. Upon completion of our manufacturing and assembly operations, we test our final products to the functional and, in the case of seismic equipment, environmental, extremes of product specifications and inspect the products for quality assurance. We normally manufacture and ship our products based on customer orders and, therefore, typically do not maintain significant inventories of finished goods held for sale.

Markets and Customers

Our principal seismic customers are seismic contractors and major independent and government-owned oil and gas companies that either operate their own seismic crews or specify seismic instrument and equipment preferences to contractors. For our deepwater reservoir characterization products, our customers are generally large international oil and gas companies that operate long-term offshore oil and gas producing properties. Our thermal imaging customers primarily consist of direct users of our equipment as well as specialized resellers that focus on the newsprint, silkscreen and corrugated box printing industries. One customer comprised 11.5% and 12.6% of our revenues during the fiscal years 2008 and 2007, respectively. None of our customers comprised more than 10% of our net sales for fiscal year 2006. The following table describes our sales by customer type (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2008	2007	2006
Seismic exploration customers	$92,578	$83,193	$59,622
Seismic reservoir customers	15,784	31,354	22,410
Industrial customers	10,250	7,903	6,448
Thermal solutions customers	15,201	15,312	15,183
Other	682	344	37

	$134,495	$138,106	$103,700

During recent months, there has been substantial uncertainty in the capital markets and access to credit is uncertain. Due to these conditions, certain of our customers may begin to curtail their seismic contracting activities which would result in a decrease in demand for our products. Furthermore, certain of our customers could experience an inability to pay suppliers, including us, in the event they are unable to access the capital markets to fund their business operations. These risks are more fully described under the heading “Risk Factors” in this Annual Report on Form 10-K.

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

Research and Development

We expect to incur significant future research and development expenditures aimed at the development of additional seismic data acquisition products to be used for high-definition reservoir characterization in both land and marine environments and thermal imaging technologies. We have incurred company-sponsored research and development expenses of $8.9 million, $7.3 million and $6.6 million during the fiscal years ended September 30, 2008, 2007 and 2006, respectively.

Employees

As of September 30, 2008, we employed approximately 1,099 people predominantly on a full-time basis, of which approximately 585 were employed in the United States and approximately 467 in the Russian Federation. Our employees in the Russian Federation belong to a national union for machine manufacturers. Our remaining employees are not unionized. We have never experienced a work stoppage and consider our relationship with our employees to be satisfactory.

Financial Information by Segment and Geographic Area

For a discussion of financial information by segment and geographic area, see Note 15 to the consolidated financial statements contained in this Annual Report on Form 10-K.

This Annual Report on Form 10-K, along with our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), are available free of charge through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Our website address is http://www.oyogeospace.com.

Item 1A. Risk Factors

Risk Factors

Commodity Price Levels May Affect Demand for Our Products

Demand for many of our products depends primarily on the level of worldwide oil and gas exploration activity. That activity, in turn, depends primarily on prevailing oil and gas prices and availability of seismic data. During periods of improved energy commodity prices, the capital spending budgets of oil and natural gas operators tend to expand, which results in increased demand for our products. Conversely, in periods when these energy commodity prices deteriorate, the demand for our products generally weakens. Historically, the markets for oil and gas have been volatile. During recent months, there has been substantial volatility and a decline in oil and natural gas prices, which are subject to wide fluctuation in response to changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond our control. These factors include the level of consumer demand, weather conditions, domestic and foreign governmental regulations, price and availability of alternative fuels, political conditions and hostilities in the Middle East and other significant oil-producing regions, increases and decreases in foreign supply of oil and gas, prices of foreign imports and overall economic conditions. Any unexpected material changes in oil and gas prices or other market trends that adversely impacts seismic exploration activity would likely affect the demand for our products and could materially and adversely affect our results of operations and liquidity.

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

We Have a Relatively Small Public Float, and Our Stock Price May Be Volatile

We have approximately 4.1 million shares outstanding held by non-affiliates. This small float results in a relatively illiquid market for our common stock. Our daily trading volume for the year ended September 30, 2008 averaged approximately 71,000 shares. Our small float and daily trading volumes have in the past caused, and may in the future result in, significant volatility in our stock price.

Our Credit Risk Could Increase If Our Customers Face Difficult Economic Circumstances

We believe that our allowances for bad debts are adequate in light of known circumstances. However, we cannot assure you that additional amounts attributable to uncollectible receivables and bad debt write-offs will not have a material adverse effect on our future results of operations. Many of our seismic contractor customers are not well capitalized and as a result cannot always pay our invoices when due. We have in the past incurred write-offs in our accounts receivable due to customer credit problems. We have found it necessary from time to time to extend trade credit, including on promissory notes, to long-term customers and others where some risks of non-payment exist. With the recent global financial crisis and a tightening of commercial credit availability, some of our customers relying on credit markets as the source of funds for their capital spending may experience significant liquidity difficulties, which increase those credit risks. An increase in the level of bad debts and any deterioration in our credit risk could adversely affect the price of our stock.

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

We Have a Limited Market for Our Seismic Products

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

Our Foreign Subsidiaries and Foreign Marketing Efforts Face Additional Risks and Difficulties

Based on customer billing data, net sales outside the United States accounted for approximately 59.4% of our net sales during fiscal year 2008; however, we believe the percentage of sales outside the United States is much higher as many of our products are first delivered to a domestic location and ultimately shipped to a foreign location. We again expect net sales outside of the United States to represent a substantial portion of our net sales for fiscal year 2009 and subsequent years. Substantially all of our sales from the United States are made in U.S. dollars, though from time to time we may make sales in foreign currencies. As a result, we may be subject to foreign currency fluctuations on our sales. In addition, net assets reflected on the balance sheets of our Russian, Canadian and United Kingdom subsidiaries are booked in foreign currencies and are subject to currency fluctuations. Consequently, significant foreign currency fluctuations could adversely impact our results of operations.

Foreign sales are subject to special risks inherent in doing business outside of the United States, including the risk of war, terrorist activities, civil disturbances, embargo and government activities and foreign attitudes about conducting business activities with the United States, all of which may disrupt markets. A portion of our manufacturing is conducted through our subsidiary OYO-GEO Impulse, which is based in the Russian Federation. Our business could be directly affected by political and economic conditions in the Russian Federation. Boycotts, protests, governmental sanctions and other actions in the region could adversely affect our ability to operate profitably. The risk of doing business in the Russian Federation and other economically or politically volatile areas could adversely affect our operations and earnings. Foreign sales are also generally subject to the risk of compliance with additional laws, including tariff regulations and import and export restrictions. Sales in certain foreign countries require prior U.S. government approval in the form of an export license. We cannot assure you that we will not experience difficulties in connection with future foreign sales. Also due to foreign laws and restrictions, should we experience substantial growth in certain foreign markets, for example in the Russian Federation, we may not be able to transfer cash balances to the United States to assist with debt servicing or other obligations.

Unfavorable Currency Exchange Rate Fluctuations Could Adversely Affect Our Results of Operations

The reporting currency for our financial statements is the U.S. dollar. However, certain of our subsidiaries are located in countries other than the United States. The assets, liabilities, revenues and costs of these foreign subsidiaries are denominated in currencies other than U.S. dollars. To prepare our consolidated financial statements, we must translate those assets, liabilities, revenues and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus these other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. These translations could result in significant changes to our results of operations from period to period. For the fiscal year ended September 30, 2008, approximately 15.9% of our consolidated revenues related to the operations of our foreign subsidiaries.

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

We Have Been Subject to Control by a Principal Stockholder

At September 30, 2008, OYO Corporation owned indirectly in the aggregate approximately 20.1% of our common stock. Accordingly, OYO Corporation, through its wholly owned subsidiary OYO Corporation U.S.A., is able to exercise substantial influence over our management, operations and affairs. In addition, we currently have, and may continue to have, a variety of contractual relationships with OYO Corporation and its affiliates. These relationships could further enable OYO Corporation to indirectly exert substantial influence on our operations.

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

A General Downturn in the Economy in Future Periods May Adversely Affect Our Business

The current downturn in the economy, and any economic slowdown in future periods, could adversely affect our business in ways that we cannot predict. During times of economic slowdown, our customers may reduce their capital expenditures and defer or cancel pending projects. Such developments occur even among customers that are not experiencing financial difficulties. Any economic downturn may adversely affect the demand for oil and gas generally or cause volatility in oil and gas commodity prices and, therefore, adversely affect the demand for our services to the oil and gas industry and related service and equipment. It could also adversely affect the demand for consumer products, which could in turn adversely affect our thermal solutions business. To the extent these factors adversely affect other seismic companies in the industry, there could be an oversupply of products and services and downward pressure on pricing for seismic products and services, which could adversely affect us. Additionally, bankruptcies or financial difficulties among our customers could reduce our cash flows and adversely impact our liquidity and profitability.

Item 2. Properties

As of September 30, 2008, our operations included the following locations:

Location	Owned/Leased	Approximate Square Footage	Use
Houston, Texas	Owned	387,000	See Note 1 below
Houston, Texas	Owned	77,000	See Note 2 below
Ufa, Bashkortostan, Russia	Owned	120,000	Manufacturing
Calgary, Alberta, Canada	Owned	45,000	Manufacturing, sales and service
Luton, Bedfordshire, England	Owned	8,000	Sales and service
Beijing, China	Leased	1,000	Sales and service

We believe that our facilities are adequate for our current and immediately projected needs.

(1)

This property is located at 7007 Pinemont Drive in Houston, Texas (the “Pinemont facility”). It was purchased in September 2003 for the purpose of consolidating into one location all manufacturing, engineering, selling, marketing and administrative activities for both the seismic and thermal solution segment of our company in the United States. The Pinemont facility also serves as our company headquarters. Due to capacity constraints and growth expectations, we added 130,000 sq. ft. of manufacturing space and 40,000 sq. ft. of office space and began utilizing this additional space in the fourth quarter of fiscal year 2007.

(2)	This property, located at 7334 N. Gessner in Houston, Texas (the “Gessner facility”), previously contained a manufacturing operation and certain support functions. We completed the relocation of these operations to the Pinemont facility in February 2004. In February 2006, we entered into a seven-year lease with a tenant whereby the tenant agreed to lease portions of the building up to August 15, 2008, and to lease the entire building from August 16, 2008 through February 14, 2013.

Item 3. Legal Proceedings

From time to time we are a party to what we believe is routine litigation and proceedings that may be considered as part of the ordinary course of our business. On September 28, 2007, Beijing JMT Science & Technology, Ltd., filed a lawsuit against Geospace Technologies, LP, OYOG, LLC, OYO Geospace Corporation, OYO Corporation U.S.A. and Geospace Engineering Resources International, LP in the State District Court of Harris County, Texas, alleging claims in quantum meruit, breach of contract, fraud and theft of service related to commission payments allegedly owed to the plaintiff. On December 12, 2007, the plaintiff filed an order to nonsuit to voluntarily dismiss the case. We are not aware of any current or pending litigation or proceedings that could have a material adverse effect on our results of operations, cash flows or financial condition.

Item 4. Submission of Matters to Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The following graphs compare the performance of the Company’s common stock with the performance of the Russell 2000 index and the Standard & Poor’s Oil & Gas Equipment and Services index as of each of the dates indicated.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among OYO Geospace Corporation, The Russell 2000 Index

And The S&P Oil & Gas Equipment & Services Index

*	$100 invested on 9/30/03 in stock & index-including reinvestment of dividends. Fiscal year ending September 30.

Copyright© 2008 S&P, a division of The McGraw -Hill Companies Inc. All rights reserved.

The graph assumes $100 invested on September 30, 2003 (a) in the Company’s common stock, (b) in the stocks comprising the Russell 2000 index on that day and (c) in the stocks comprising the Standard & Poor’s Oil & Gas Equipment and Services index on that day. Reinvestment of all dividends on stocks comprising the two indices is assumed. The foregoing graphs are based on historical data and are not necessarily indicative of future performance. These graphs shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to the Regulations of 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act.

Our common stock is quoted on The NASDAQ Global Market under the symbol “OYOG”. On December 1, 2008, there were approximately 21 holders of record of our common stock, and the closing price per share on such date was $20.87 as quoted by The NASDAQ Global Market.

The following table shows the high and low per share sales prices for our common stock reported on The NASDAQ Global Market.

	Low	High
Year Ended September 30, 2008:
Fourth Quarter	$33.12	$59.40
Third Quarter	41.01	67.85
Second Quarter	39.89	76.74
First Quarter	68.90	110.47

Year Ended September 30, 2007:
Fourth Quarter	$67.16	$94.64
Third Quarter	70.00	81.89
Second Quarter	55.20	75.00
First Quarter	47.70	60.00

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

The following equity plan information is provided as of September 30, 2008:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity Compensation Plans Approved by Security Holders	378,450	$12.81	344,896

Equity Compensation Plans Not Approved by Security Holders	2,300	$12.97	18,800

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

	Year Ended September 30,
	2008	2007	2006	2005	2004
	(in thousands, except share and per share amounts)
Statement of Operations Data:
Sales	$134,495	$138,106	$103,700	$72,823	$63,538
Cost of sales	87,441	87,587	67,397	50,947	40,943

Gross profit	47,054	50,519	36,303	21,876	22,595
Operating expenses:
Selling, general and administrative	16, 913	16,492	14,912	13,146	11,941
Research and development	8,945	7,327	6,634	4,960	4,794
Bad debt expense	1,615	236	208	337	145

Total operating expenses	27,473	24,055	21,754	18,443	16,880

Gain (loss) on sale of assets	604	1,655	(98)	(26)	156

Income from operations	20,185	28,119	14,451	3,407	5,871
Other income (expense), net	233	118	(204)	(44)	61

Income before income taxes, and minority interest	20,418	28,237	14,247	3,363	5,932
Income tax expense (benefit)	6,266	8,638	4,477	812	(47)

Income before minority interest	14,152	19,599	9,770	2,551	5,979
Minority interest	—	—	—	(44)	(26)

Net income	$14,152	$19,599	$9,770	$2,507	$5,953

Net income per share:
Basic	$2.40	$3.38	$1.72	$0.45	$1.07

Diluted	$2.31	$3.23	$1.64	$0.44	$1.05

Weighted average shares outstanding:
Basic	5,908,727	5,793,840	5,686,600	5,606,858	5,573,611
Diluted	6,116,039	6,063,446	5,955,912	5,743,601	5,684,853

Other Financial Data:
Depreciation, amortization and stock-based compensation	$4,598	$3,912	$4,499	$4,150	$4,966
Capital expenditures	9,796	17,007	4,775	6,247	2,506

	As of September 30,
	2008	2007	2006	2005	2004
	(in thousands)
Balance Sheet Data:
Working capital	$82,475	$60,329	$50,615	$40,501	$32,789
Total assets	159,380	128,162	109,176	84,422	77,794
Short-term debt	709	322	312	340	1,029
Long-term debt	19,526	5,147	7,440	10,731	5,805
Stockholders’ equity	117,363	102,370	75,767	62,606	59,200

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

Background

We design and manufacture instruments and equipment used in the acquisition and processing of seismic data as well as in the characterization and monitoring of producing oil and gas reservoirs. We have been in the seismic instrument and equipment business since 1980 and market our products primarily to the oil and gas industry. We also design, manufacture and distribute thermal imaging equipment and thermal media products targeted at the screen print, point of sale, signage and textile market sectors. We have been manufacturing thermal imaging products in what is called our Thermal Solutions segment since 1995. For a more detailed discussion of our business segments and products, see the information under the heading “Business” in this Annual Report on Form 10-K.

Impact of Hurricane Ike

Our fourth quarter results were adversely affected by the impact of Hurricane Ike which hit the Texas Gulf Coast on September 12, 2008. Although we did not suffer significant damage to our Pinemont facility, the majority of our facility was without electrical power and we were unable to conduct our manufacturing, shipping and receiving activities for 10 days. After resuming these activities upon restoration of electrical power, we were able to manufacture and deliver a substantial amount of orders which were delayed by Hurricane Ike. However, we estimate that approximately $1.8 million of revenues were deferred to future periods, and approximately $0.5 million of operating income was lost or deferred to future periods. We received an insurance settlement in the amount of $0.2 million related to business interruption losses from Hurricane Ike.

Worldwide Economic Crisis

Demand for many of our products depends primarily on the level of worldwide oil exploration activity and, to a lesser extent, natural gas exploration activities in North America. That activity, in turn, depends primarily on prevailing oil and gas prices and availability of seismic data. The recent escalation of the domestic financial crisis arising out of the meltdown of the subprime lending market has caused significant distress to many global financial lending institutions, leading to a broader global financial crisis and a tightening of the availability of commercial credit. Many economists are now predicting a prolonged worldwide economic recession and a slow recovery in the credit markets. These recessionary fears combined with a recent decline in worldwide demand for energy has caused energy commodity prices to decline sharply in recent months. Oil prices have declined substantially from an all-time high of approximately $140 per barrel earlier in the year. Natural gas prices have also declined to lower levels in our North American markets. We expect these events to result in a decline in energy exploration activities in North America and in certain international markets as oil and gas producers consider reducing their exploration efforts in the near term. Furthermore, we believe our seismic customers relying on credit markets as the source of funds for their capital spending are likely to scale back their activities until financial markets stabilize and demand for exploration activities increase.

The uncertainty of these global economic matters and their ultimate impact on energy exploration activities and on our customer’s ability to access credit markets may cause a significant decline in the demand for our seismic products. Many of our customers rely on external financing to execute their projects, and new and pending projects may be delayed due to the challenges of securing financing. If these economic events continue into the foreseeable future, they could have a material adverse impact on our revenues and profits in fiscal year 2009 and in future years.

We continue to monitor the impact that these economic conditions may have on our operations. We believe that our current cash balances, cash flows from operations and cash borrowings available under our credit facility will provide sufficient resources to meet our working capital liquidity needs for the foreseeable future.

Consolidated Results of Operations

Despite the economic slowdown, we experienced strong worldwide demand for our seismic exploration and industrial products throughout fiscal year 2008. However, sales of our seismic reservoir products declined in fiscal year 2008 due to the delivery of a $16.2 million seabed reservoir characterization system in our first quarter of fiscal year 2007. These reservoir characterization products generally have higher profit margins than our traditional seismic exploration products.

In fiscal years 2007 and 2006, we recognized significant revenues from our reservoir characterization products and we are particularly pleased with the increasing acceptance of our borehole reservoir imaging products. However, as we have reported in the past, our sales and operating profits have varied significantly from quarter-to-quarter, and even year-to-year, and are expected to continue that trend in the future, especially when our quarterly financial results are impacted by the presence or absence of these relatively large, but somewhat erratic, shipments of seismic seabed and/or borehole reservoir characterization systems. At present, we do not have any large orders for seabed reservoir characterization products in our backlog, although, we are optimistic about a number of on-going negotiations with customers concerning these products. We cannot now determine what impact, if any, these potential orders may have on our future quarterly financial results. The quote-to-contract time for large permanent and retrievable seabed seismic data acquisition systems is generally quite long, and since these sales are not recognized in our financial statements until the products are shipped or accepted, the exact timing of any future sales can dramatically affect our quarterly results.

We report and evaluate financial information for two segments: Seismic and Thermal Solutions. Summary financial data by business segment follows (in thousands):

	Year Ended September 30,
	2008	2007	2006
Seismic
Exploration product sales	$92,578	$83,193	$59,622
Reservoir product sales and services	15,784	31,354	22,410
Industrial product sales	10,250	7,903	6,448

Total seismic sales	118,612	122,450	88,480
Operating income	27,078	35,873	22,307

Thermal Solutions
Sales	15,201	15,312	15,183
Operating income	1,283	617	550

Corporate
Sales	682	344	37
Operating loss	(8,176)	(8,371)	(8,406)

Consolidated Totals
Sales	134,495	138,106	103,700
Operating income	20,185	28,119	14,451

Overview

Fiscal Year 2008 Compared to Fiscal Year 2007

Consolidated net sales for fiscal year 2008 decreased $3.6 million, or 2.6%, from fiscal year 2007. The decrease in net sales resulted from the revenue recognition in the prior fiscal year of $16.9 million from reservoir characterization systems, including a $16.2 million system sold to BP for installation in the Caspian Sea. Excluding the impact of the $16.9 million reservoir characterization systems last year, our net sales for fiscal year 2008 increased $13.3 million, or 11.0%, from the corresponding period of the prior fiscal year primarily due to stronger sales of our other seismic products. Sales of large scale systems like the $16.2 million system sold to BP are infrequent and generally do not recur in each subsequent quarter. However, our active sales efforts continue for this important product line.

Consolidated gross profits for fiscal year 2008 decreased by $3.5 million, or 6.9%, from fiscal year 2007. Decreased gross profits resulted from lower sales, and from the revenue recognition of the $16.2 million permanent reservoir characterization system in fiscal year 2007, which, like all reservoir characterization systems, yielded a significantly higher gross profit margin than our other products.

Consolidated operating expenses for fiscal year 2008 increased $3.4 million, or 14.2%, from fiscal year 2007. Such increase primarily resulted from (i) a $1.6 million increase in product development expenses resulting from new product introductions, including our wireless data acquisition system, and (ii) an increase of $1.4 million in bad debt expense primarily caused by the deteriorating financial condition of a seismic customer.

Included in our fiscal year 2008 operating income is a $0.7 million gain from the sale of a portion of a surplus property located in the Russian Federation. In fiscal year 2007, we recognized a $1.7 million gain from the sale of the remaining portion of this surplus property.

The U.S. statutory rate applicable to us for the periods reported was 35.0% and 34.0%, respectively; however, our effective tax rate was 30.7% and 30.6% for fiscal years 2008 and 2007, respectively. These lower effective tax rates included tax benefits resulting from (i) lower tax rates applicable to income earned in foreign jurisdictions, (ii) manufacturers’/producers’ deduction, (iii) research and experimentation tax credits, and (iv) extraterritorial income deduction in fiscal year 2007.

Fiscal Year 2007 Compared to Fiscal Year 2006

Consolidated net sales for fiscal year 2007 increased $34.4 million, or 33.2%, from fiscal year 2006. The increase in sales reflects strong demand from customers for our seismic exploration due to higher oil and gas commodity prices. In addition, we recognized $16.9 million of revenue in fiscal year 2007 from the sale of reservoir characterization systems, including the $16.2 million system sold to BP for installation in the Caspian Sea.

Consolidated gross profits for fiscal year 2007 increased by $14.2 million, or 39.3%, from fiscal year 2006. The increase in gross profits resulted primarily from increased sales of all products, including the $16.9 million sale of reservoir characterization systems which have higher gross profit margins.

Consolidated operating expenses for fiscal year 2007 increased $2.3 million, or 10.6%, from fiscal year 2006. The increase in operating expenses primarily resulted from increased incentive compensation expense, research and development expenses and other cost increases consistent with the increase in net sales.

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

Segment Results of Operations

Seismic Products

Fiscal Year 2008 Compared to Fiscal Year 2007

Net Sales. Sales of our seismic products for fiscal year 2008 decreased $3.8 million, or 3.1%, from fiscal year 2007. Our fiscal year 2008 seismic exploration product sales increased $9.4 million and our industrial product revenues increased by $2.3 million. However, our fiscal year 2008 seismic reservoir product and service sales decreased by $15.6 million primarily due to the $16.2 million seabed reservoir characterization system sold to BP in fiscal year 2007 without any similar seabed reservoir characterization sale recurring in fiscal year 2008.

Operating Income. Operating income from sales of our seismic products for fiscal year 2008 decreased $8.8 million, or 24.5%, from fiscal year 2007. The decrease in operating income in fiscal year 2008 primarily resulted from a decline in reservoir characterization system product sales and a decline in gains resulting from the sale of a surplus property.

Fiscal Year 2007 Compared to Fiscal Year 2006

Net Sales. Sales of our seismic products for fiscal year 2007 increased $34.0 million, or 38.4%, from fiscal year 2006. All product groups contributed to the increase in sales, including a $23.6 million increase in seismic exploration product sales and an $8.9 million increase in seismic reservoir characterization product sales. These sales increases resulted from increasing worldwide oil and gas exploration activities creating higher demand for our seismic exploration products, and from increasing demand and acceptance by customers for our reservoir characterization product technologies, including a $16.2 million seabed reservoir characterization system sold to BP. Our reservoir characterization products generally yield higher gross margins than do our other seismic exploration products. Our industrial products, including offshore cables, industrial cables and industrial sensors also generated higher revenues during fiscal year 2007.

Operating Income. Operating income from sales of our seismic products for fiscal year 2007 increased $13.6 million, or 60.8%, from fiscal year 2006. Our operating income increased in fiscal year 2007 due to increased sales of our seismic products from a greater mix of reservoir characterization products which yield higher profit margins, and from gains from the sale of a portion of a surplus property in the Russian Federation.

Thermal Solutions Products

Fiscal Year 2008 Compared to Fiscal Year 2007

Net Sales. Sales of our thermal solutions products for fiscal year 2008 decreased $0.1 million, or 0.7%, from fiscal year 2007. There were no substantial sales increases or decreases in any product category.

Operating Income. Our operating income from our thermal solutions products for fiscal year 2008 increased $0.7 million, or 107.9%, from fiscal year 2007. The increase in operating income resulted from improvements in manufacturing processes resulting in significant cost reductions. Such increases in operating income were partially offset by higher operating expenses for selling, advertising, and product development expenses associated with new product introductions in fiscal year 2008.

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

Facilities Expansion

In fiscal year 2007, we completed a construction project to expand our Pinemont facility manufacturing space to approximately double its original size. We are producing products in this facility and continue the process of adding and assembling the appropriate manufacturing machinery and equipment to expand our production capacity. The total cost of this facility expansion, including initial machinery and equipment purchases, was $14.5 million. Costs for the facility expansion and machinery and equipment were funded from our internal cash flows and from borrowings under the Credit Agreement, discussed below under the heading “—Liquidity and Capital Resources”. In March 2008, we entered into an $8.8 million long-term loan secured by a mortgage on our Pinemont facility and used the proceeds to repay an existing $2.6 million mortgage on the Pinemont facility and borrowings under the Credit Agreement.

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

Upon reaching the five percent threshold under this proposed program, an incentive compensation accrual will be established equal to twenty percent of the amount of any consolidated pretax profits above the five percent pretax return threshold. The maximum aggregate bonus available under the program for fiscal year 2008 is $3.6 million, and we have accrued $3.1 million of incentive compensation expense for fiscal year 2008.

Under a similar program in fiscal year 2007, we accrued $3.2 million of incentive compensation expense for fiscal year 2007. This accrual represented one hundred percent of the aggregate bonus allowed under the fiscal year 2007 incentive compensation program.

Liquidity and Capital Resources

At September 30, 2008, we had $1.6 million in cash and cash equivalents. For fiscal year 2008, we used approximately $8.0 million of cash in operating activities. Sources of cash generated in our operating activities primarily resulted from our net income of $14.2 million. Additional sources of cash include non-cash charges to our net income of $0.4 million for deferred taxes, $4.6 million for depreciation and amortization, $1.6 million for bad debts, and $1.0 million for inventory obsolescence. These sources of cash were more than offset by (i) a $15.1 million increase in inventories resulting from the production of new products (primarily for our new wireless data acquisition system) and from growth in our work-in-process inventories resulting from an increase in our customer order backlog, (ii) a $13.7 million increase in trade accounts and notes receivable resulting from sales to customers requesting long-term financing assistance combined with a general increase in collection days, and (iii) the removal of a $0.6 million gain on disposal of property, plant and equipment. Until recent months, we have been in a period of significant demand for our products as well as the development of new product technologies, which has resulted in a build-up of our inventories to be able to continue to meet actual and anticipated future customer demand. Such increases in our inventory levels have likewise resulted in increases in our inventory obsolescence expense as the level of obsolete and slow moving inventories increase. The increased level of inventories has put greater demands on our management of inventories, and we are giving substantial attention to the management of our inventories in this context.

For fiscal year 2008, we used approximately $9.1 million of cash in investing activities, including $9.8 million for capital expenditures, which was partially offset by $0.7 million of cash proceeds from the sale of property, plant and equipment, primarily from the sale of a portion of a surplus property located in the Russian Federation. We estimate that our total capital expenditures in fiscal year 2009 will be approximately $6.0 million to $8.0 million, which includes capital expenditures to (i) expand our fleet of rental equipment, (ii) add and replace manufacturing equipment, and (iii) upgrade software, communication and other technologies in our worldwide facilities. We expect the capital expenditures will be financed from our internal cash flow and/or from borrowings under our Credit Agreement.

For fiscal year 2008, we generated approximately $16.4 million of cash in the financing activities of our operations, resulting from (i) $9.1 million of net borrowings under the Credit Facility, (ii) $8.8 million borrowed under a term loan secured by a mortgage on our Pinemont facility and (iii) $1.6 million of proceeds from the exercise of stock options and related tax benefits. These sources of cash were offset by $3.1 million of principal payments under mortgage loans.

At September 30, 2007, we had $3.0 million in cash and cash equivalents. For fiscal year 2007, we generated approximately $12.4 million of cash in operating activities. The cash generated in operating activities primarily resulted from net income of $19.6 million, which includes non-cash charges of $3.5 million for deferred taxes, stock-based compensation, depreciation and amortization. Other sources of cash from operating activities and changes in our working capital accounts included (i) a $2.5 million increase in accrued expenses and other primarily due to increased accrual for unpaid incentive compensation and product warranty expense, (ii) a $1.7 million additional reserve for bad debts and inventory obsolescence, and (iii) a $1.2 million increase in accounts payable primarily resulting from increased levels of inventories and fixed assets. These sources of cash were partially offset by (i) a $7.7 million decrease in deferred revenue resulting from the recognition of revenue of a large reservoir characterization system in our first quarter, (ii) a $2.3 million increase in inventories resulting from new and anticipated customer orders, and (iii) a $3.3 million increase in accounts and notes receivable resulting from increased sales.

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

On November 22, 2004, several of our subsidiaries entered into a credit agreement (as amended, the “Credit Agreement”) with a bank. Under the Credit Agreement, our borrower subsidiaries can borrow up to $25.0 million principally secured by their accounts receivable, inventories and equipment. The Credit Agreement expires on January 31, 2010. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial ratios, restricts our and our borrower subsidiaries’ ability to pay dividends and contains other covenants customary in agreements of this type. We believe that the ratio of total liabilities to tangible net worth and the asset coverage ratio could prove to be the most restrictive. The interest rate for borrowings under the Credit Agreement is, at our borrower subsidiaries’ option, a discounted prime rate or a LIBOR based rate. At September 30, 2008, there were borrowings of $10.0 million under the Credit Agreement and additional available borrowings of $15.0 million.

We plan to seek to extend the credit facility with our existing lender and expect to be able to do so, but have no assurances that we will be able to do so under favorable terms, particularly in light of the ongoing financial crisis. The existing facility does not expire until January 31, 2010. We are able to borrow the full $25.0 million under the Credit Agreement subject to the maintenance of certain financial ratios. We anticipate that the existing cash balance as of September 30, 2008, cash flow from operations and borrowing availability under our existing credit facility will provide adequate cash flows and liquidity for fiscal year 2009. We expect that the liquidity from such amounts and cash flows from operations in fiscal year 2009 will satisfy the capital expenditures, scheduled debt payments, and operational budgets for the upcoming year.

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

A summary of future payments owed for contractual obligations and commercial commitments as of September 30, 2008 are shown in the table below (in thousands):

	Payment Due By Period
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Contractual Obligations:
Long-term debt	$10,256	$709	$1,477	$1,566	$6,504
Commercial Commitments:
Lines of Credit	9,979	—	9,979	—	—

Total Contractual Obligations and Commercial Commitments:	$20,235	$709	$11,456	$1,566	$6,504

We believe that the combination of existing cash reserves, cash flows from operations and borrowing availability under the Credit Agreement should provide us sufficient capital resources and liquidity to fund our planned operations through fiscal year 2009. However, there can be no assurance that such sources of capital will be sufficient to support our capital requirements in the long-term, and we may be required to issue additional debt or equity securities in the future to meet our capital requirements. There can be no assurance we would be able to issue additional equity or debt securities in the future on terms that are acceptable to us or at all.

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

Goodwill represents the excess of the purchase price of purchased businesses over the estimated fair value of the acquired business’ net assets. Under the Statement of Financial Accounting Standards, or “SFAS”, 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed periodically for impairment. Intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives; however, no maximum life applies. In accordance with the provisions of SFAS 142, we no longer record goodwill amortization expense. We review the carrying value of goodwill and other long-lived assets to determine whether there has been an impairment since the date of the relevant acquisition. We have elected to make September 30 the annual impairment assessment date and will perform additional impairment tests if a change in circumstances occurs that would indicate that the carrying value of long-lived assets may exceed their fair value amount. Under the SFAS 157 framework and the lack of quoted prices for identical items or an independent market analysis, we estimate the fair market value based on Level 3 inputs using an income based approach. The goodwill impairment is tested at our Company’s seismic segment level as the goodwill relates to the purchase of a seismic related company. The impairment test uses a weighted average cost of capital. The growth rate is based on the projected inflation rate. The assessment is performed in two steps: step one is to test for potential impairment and if potential losses are identified, step two is to measure the impairment loss. We performed step one at September 30, 2008 and found that there were no impairments at that time; thus, step two was not necessary.

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

We do not modify our normal billing and credit terms for these types of sales. As of September 30, 2008, we had no sales under bill and hold arrangements.

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

•	United States—fiscal years ended September 2005, 2006, 2007 and 2008

•	State of Texas—fiscal years ended September 2004, 2005, 2006, 2007 and 2008

•	Russian Federation—calendar years 2005, 2006, 2007 and 2008

•	Canada—fiscal years ended September 2004, 2005, 2006, 2007 and 2008

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

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. We early adopted the provisions of SFAS 159 as of October 1, 2007. The adoption of SFAS 159 did not have a material effect on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This accounting standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company will adopt SFAS 160 as of October 1, 2009. We do not expect the adoption of SFAS 160 will have a material effect on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). The new standard is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”); and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. We do not expect the adoption of SFAS 161 will have a material effect on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement documents the hierarchy of the various sources of accounting principles and the framework for selecting the principles used in preparing financial statements. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not expect the adoption of SFAS 162 will have a material effect on our consolidated financial statements.

Forward-Looking Statements and Assumptions

This Annual Report on Form 10-K and the documents incorporated by reference herein, if any, contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these forward-looking statements by terminology such as “may”, “will”, “should”, “intend”, “expect”, “plan”, “budget”, “forecast”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other forward-looking information. These forward-looking statements reflect our best judgment about future events and trends based on the information currently available to us. However, there may be events in the future that we are not able to predict or control. The factors listed under the caption “Risk Factors”, as well as cautionary language in this Annual Report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this Annual Report on Form 10-K could have a material adverse effect on our business, results of operations and financial position, and actual events and results of operations may vary materially from our current expectations.

Management’s Current Outlook and Assumptions

Our estimates as to future results and industry trends, to the extent described in this document, are generally based on assumptions regarding the future level of seismic exploration activity, seismic reservoir monitoring projects, demand for offshore cable products and industrial sensors and demand for thermal imaging technologies, and in turn, their effect on the demand and pricing of our products and services. Our analysis of the market and its impact on us is based upon the following assumptions:

•

We believe the worldwide financial crisis and resulting recession, combined with significantly lower energy commodity prices will constrain oil and gas exploration activities in North America and also in certain international markets. Furthermore, we believe our seismic customers relying on credit markets as the source of funds for their capital spending are likely to scale back or defer their activities until financial markets stabilize and demand for exploration activities increase. The uncertainty of these global economic matters and their ultimate impact on energy exploration activities and on our customer’s ability to access credit markets may cause a significant decline in the demand for our seismic products.

•

We believe the impact of political conditions and hostilities around the world, including those of the Middle East, which may have a significant impact on the oil and gas commodity prices, will not cause a significant decrease in demand for our seismic products for the foreseeable future.

•

While demand for our traditional seismic exploration products is cyclical, we believe demand for these products may weaken through fiscal year 2009 as a result of the recent and significant decline in oil and gas commodity prices. If demand weakens in fiscal year 2009, intense competition and pricing pressures are expected to impact the gross profit margins we realize on most of our seismic exploration products.

•

Based on the level of existing customer orders and inquiries, we expect revenues from our borehole and seabed reservoir characterization products to be similar to or greater than fiscal year 2008 levels.

•	We expect recent product introductions, such as our wireless seismic data recording system, to favorably impact our revenues and profits during fiscal year 2009.

•	Demand for our products used in the thermal solutions industry is expected to increase marginally during fiscal year 2009.

•	We expect sales of offshore cable and industrial sensor products to increase in fiscal year 2009.

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

Foreign Currency and Operations Risk

One of our wholly-owned subsidiaries, OYO-GEO Impulse, is located in the Russian Federation. Therefore, our financial results may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions in the Russian Federation or changes in its political climate. Our consolidated balance sheet at September 30, 2008 reflected approximately $7.1 million of net working capital related to OYO-GEO Impulse. For third-party transactions, OYO-GEO Impulse both receives its income and pays its expenses primarily in rubles. To the extent that transactions of OYO-GEO Impulse are settled in rubles, a devaluation of the ruble versus the U.S. dollar could reduce any contribution from OYO-GEO Impulse to our consolidated results of operations and total comprehensive income as reported in U.S. dollars. We do not hedge the market risk with respect to our operations in the Russian Federation; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of rubles versus U.S. dollars to the extent such disruptions result in any reduced valuation of OYO-GEO Impulse’s net working capital or future contributions to our consolidated results of operations. At September 30, 2008, the foreign exchange rate of the U.S. dollar to the ruble was 1:25.2. If the U.S. dollar versus ruble exchange rate were to decline by ten percent, our working capital could decline by $0.7 million.

Foreign Currency Intercompany Accounts and Notes Receivable

From time to time, we provide access to capital to our foreign subsidiaries through U.S. dollar denominated interest bearing promissory notes. Such funds are generally used by our foreign subsidiaries to purchase capital assets and for general working capital needs. In addition, we sell products to our foreign subsidiaries in U.S. dollars on trade credit terms. Because these U.S. dollar denominated intercompany debts are accounted for in the local currency of our foreign subsidiaries, any appreciation or devaluation of such foreign currencies against the U.S. dollar will result in a gain or loss, respectively, to our consolidated statement of operations. At September 30, 2008, we had outstanding accounts and notes receivable of $2.0 million and $2.0 million from our subsidiaries in the Russian Federation and Canada, respectively. At September 30, 2008, the foreign exchange rate of the U.S. dollar to ruble was 1:25.2 and the foreign exchange rate of the U.S. dollar to the Canadian Dollar was 1:0.96. If the U.S. dollar exchange rate were to decline by ten percent, our intercompany accounts and notes receivable could decline by $0.2 million in the Russian Federation and $0.2 million in Canada.

Floating Interest Rate Risk

The Credit Agreement and the real estate mortgage agreement for our Pinemont facility each contain a floating interest rate. These floating interest rates subject us to the risk of increased interest costs associated with any upward movements in bank market interest rates. Under the Credit Agreement, our borrowing interest rate is a discounted prime lending rate or a LIBOR based rate, whichever we select. Under the real estate mortgage agreement, our borrowing rate is a LIBOR based rate plus 150 basis points. As of September 30, 2008, we had borrowings of $10.0 million under the Credit Agreement at a borrowing rate of 3.7% and had standby letters of credit outstanding in the amount of $7,500. We also had borrowings of $8.6 million outstanding under our real estate mortgage agreement at a rate of 4.0%. Due to the amount of borrowings outstanding under these facilities, including potential borrowings available under the Credit Agreement, any increased interest costs associated with movements in market interest rates could be material to our financial condition, results of operations and/or cash flow. At September 30, 2008, based on our current level of borrowings, a 1.0% increase in interest rates would increase our interest expense annually by approximately $0.2 million.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company’s reports.

In connection with the preparation of this Annual Report on Form 10-K, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of September 30, 2008 of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective as of September 30, 2008 in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework. Based on this assessment, our management concluded that, as of September 30, 2008, our internal control over financial reporting is effective based on those criteria.

Our internal control over financial reporting as of September 30, 2008 has been audited by UHY LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

During the year ended September 30, 2008, the Company installed new accounting software at its subsidiary in the Russian Federation. The new accounting software contains automated internal control features that will permit the Company to migrate away from the manual internal control processes required by the older system. There were no other changes in our internal control over financial reporting identified in connection with our management’s evaluation of such internal control that occurred during the fourth fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 2009 Annual Meeting of Stockholders under the captions “Election of Directors”, “Executive Officers and Compensation,” “Section 16(a) Beneficial Ownership Compliance” and “Code of Ethics” and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 2009 Annual Meeting of Stockholders under the caption “Executive Officers and Compensation” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 2009 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference, and in Item 5, “Market for Registrant’s Common Equity and Related Stockholder Matters,” contained in Part II hereof.

Item 13. Certain Relationships and Related Transactions

The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 2009 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 2009 Annual Meeting of Stockholders under the caption “Independent Public Accountant” and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Financial Statements and Financial Statement Schedules

The financial statements and financial statement schedules listed on the accompanying Index to Financial Statements (see page F-1) are filed as part of this Annual Report on Form 10-K.

Exhibits

Exhibit Number	Description of Documents
3.1 (a)	Restated Certificate of Incorporation of the Registrant.

3.2 (a)	Restated Bylaws of the Registrant.

4.1 (a)	Restated Certificate of Incorporation of the Registrant.

4.2 (a)	Restated Bylaws of the Registrant.

10.1 (a)	Employment Agreement dated as of August 1, 1997, between the Company and Gary D. Owens.

10.2 (a)	Employment Agreement dated as of August 1, 1997, between the Company and Michael J. Sheen.

10.3 (b)	OYO Geospace Corporation 1997 Key Employee Stock Option Plan.

10.4 (c)	Amendment No. 1 to OYO Geospace Corporation 1997 Key Employee Stock Option Plan, dated February 2, 1998.

10.5 (c)	Amendment No. 2 to OYO Geospace Corporation 1997 Key Employee Stock Option Plan, dated November 16, 1998.

10.6 (g)	Amendment No. 3 to OYO Geospace Corporation 1997 Key Employee Stock Option Plan, dated November 10, 2000.

10.7 (g)	Amendment No. 4 to OYO Geospace Corporation 1997 Key Employee Stock Option Plan, dated February 8, 2005.

10.8 (b)	OYO Geospace Corporation 1997 Non-Employee Director Plan.

10.9 (g)	Amendment No. 1 to OYO Geospace Corporation 1997 Non-Employee Director Plan, dated February 8, 2005.

10.10(a)	Printhead Purchase Agreement dated November 10, 1995 between the Company and OYO Corporation.

10.11(a)	Master Sales Agreement dated November 10, 1995, between the Company and OYO Corporation.

10.12(d)	Form of Director Indemnification Agreement.

10.13(f)	Business Loan Agreement dated November 22, 2004, made by and between Union Planters Bank, N.A. (predecessor in interest to Regions Bank), and Concord Technologies, LP, Geospace Technologies, LP, OYO Instruments, LP, Geospace Engineering Resources International, LP and OYOG Operations, LP.

10.14(h)	First Amendment to Loan Agreement dated as of September 19, 2005, between Regions Bank (F/K/A Union Planters Bank, N.A.) and Concord Technologies, LP, Geospace Technologies, LP, OYO Instruments, LP, Geospace Engineering Resources International, LP and OYOG Operations, LP.

10.15(h)	Promissory Note dated September 19, 2005, made by Concord Technologies, LP, Geospace Technologies, LP, OYO Instruments, LP, Geospace Engineering Resources International, LP and OYOG Operations, LP for the benefit of Regions Bank (F/K/A Union Planters Bank, N.A.).

10.16(h)	Guaranty Agreement dated September 19, 2005, made by and between the Company and Regions Bank (F/K/A Union Planters Bank, N.A.). Each of OYOG, LLC and OYOG Limited Partner, LLC has entered into a Guaranty Agreement with Regions Bank (F/K/A Union Planters Bank, N.A.) which is substantially identical to the exhibited Guaranty Agreement.

10.17(h)	Security Agreement dated as of September 19, 2005, between Regions Bank (F/K/A Union Planters Bank, N.A.), and Concord Technologies, LP. Each of Geospace Technologies, LP, OYO Instruments, LP, Geospace Engineering Resources International, LP and OYOG Operations, LP has entered into a Security Agreement with Regions Bank (F/K/A Union Planters Bank, N.A.) which is substantially identical to the exhibited Security Agreement.

Exhibit Number	Description of Documents
10.18(e)	Deed of Trust, Security Agreement, Assignment of Rents and Financing Statement, dated September 10, 2003, by and between OYOG Operations, LP and Compass Bank.

10.19(e)	Promissory Note dated September 10, 2003, made by OYOG Operations, LP payable to Compass Bank.

10.20(e)	Guaranty Agreement dated September 10, 2003, by and between the Company and Compass Bank.

10.21(e)	Earnest Money Contract dated May 27, 2003, by and between Cooper Tools, Inc. and OYOG Operations, L.P.

10.22(e)	First Amendment to Earnest Money Contract, dated July 14, 2003, by and between Cooper Tools, Inc. and OYOG Operations, LP.

10.23(e)	Second Amendment to Earnest Money Contract, dated August 14, 2003, by and between Cooper Tools, Inc. and OYOG Operations, LP.

10.24(e)	Third Amendment to Earnest Money Contract, dated August 22, 2003, by and between Cooper Tools, Inc. and OYOG Operations, LP.

10.25(i)	OYO Geospace Corporation Fiscal Year 2008 Bonus Plan.

10.26(j)	Second Amendment to Loan Agreement dated as of June 16, 2006, between Regions Bank (F/K/A Union Planters Bank, N.A.) and Concord Technologies, LP, Geospace Technologies, LP, OYO Instruments, LP, Geospace Engineering Resources International, LP and OYOG Operations, LP.

10.27(k)	Third Amendment to Loan Agreement dated as of January 10, 2007, between Regions Bank (F/K/A Union Planters Bank, N.A.) and Concord Technologies, LP, Geospace Technologies, LP, OYO Instruments, LP, Geospace Engineering Resources International, LP and OYOG Operations, LP.

10.28(l)	Fourth Amendment to Loan Agreement dated as of October 12, 2007, between Regions Bank (F/K/A Union Planters Bank, N.A.) and Concord Technologies, LP, Geospace Technologies, LP, OYO Instruments, LP, Geospace Engineering Resources International, LP and OYOG Operations, LP.

10.29(m)	Fifth Amendment to Loan Agreement dated as of March 12, 2008, between Regions Bank (F/K/A Union Planters Bank, N.A.) and Concord Technologies, LP, Geospace Technologies, LP, OYO Instruments, LP, Geospace Engineering Resources International, LP and OYOG Operations, LP.

10.30(m)	Promissory Note dated March 13, 2008, made by OYOG Operations, LP payable to Compass Bank.

10.31(m)	Deed of Trust, Security Agreement, Assignment of Rents and Financing Statement, dated March 13, 2008, by and between OYOG Operations, LP and Compass Bank.

10.32(m)	Guaranty Agreement dated March 13, 2008, by and between the Company and Compass Bank.

10.33(m)	Guaranty Agreement dated March 13, 2008, by and between Geospace Technologies, LP and Compass Bank.

21.1	Subsidiaries of the Registrant.

23.1	Consent of UHY LLP, Independent Registered Public Accounting Firm.

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Documents
32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed September 30, 1997 (Registration No. 333-36727).
(b)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed November 5, 1997 (Registration No. 333-36727).
(c)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended September 30, 1998.
(d)	Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed November 18, 1997 (Registration No. 333-36727).
(e)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2003.
(f)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2004.
(g)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed February 15, 2005. (Registration No. 333-122835)
(h)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed September 21, 2005.
(i)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed May 9, 2008.
(j)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed July 3, 2006.
(k)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed January 11, 2007.
(l)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 26, 2007.
(m)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed March 17, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OYO GEOSPACE CORPORATION

By:	/s/ GARY D. OWENS
Gary D. Owens, Chairman of the Board President and Chief Executive Officer
December 4, 2008

Pursuant to the requirements of the Securities Exchange Act, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GARY D. OWENS Gary D. Owens	Chairman of the Board President and Chief Executive Officer (Principal Executive Officer)	December 4, 2008

/s/ THOMAS T. MCENTIRE Thomas T. McEntire	Chief Financial Officer (Principal Financial and Accounting Officer)	December 4, 2008

/s/ WILLIAM H. MOODY William H. Moody	Director	December 4, 2008

/s/ KATSUHIKO KOBAYASHI Katsuhiko Kobayashi	Director	December 4, 2008

/s/ RICHARD C. WHITE Richard C. White	Director	December 4, 2008

/s/ MICHAEL J. SHEEN Michael J. Sheen	Director	December 4, 2008

/s/ THOMAS L. DAVIS Thomas L. Davis	Director	December 4, 2008

/S/ CHARLES H. STILL Charles H. Still	Director	December 4, 2008

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of OYO Geospace Corporation:

We have audited the accompanying consolidated balance sheets of OYO Geospace Corporation and subsidiaries (“the Company”) as of September 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OYO Geospace Corporation and subsidiaries as of September 30, 2008 and 2007, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of OYO Geospace Corporation and subsidiaries’ internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 4, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    UHY LLP

Houston, Texas

December 4, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of OYO Geospace Corporation:

We have audited OYO Geospace Corporation’s (“the Company”) internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Part II, Item 9A of this Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, OYO Geospace Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of OYO Geospace Corporation and subsidiaries as of September 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and our report dated December 4, 2008, expressed an unqualified opinion on those consolidated financial statements.

/s/    UHY LLP

Houston, Texas

December 4, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of OYO Geospace Corporation:

In our opinion, the consolidated balance sheet as of September 30, 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended present fairly, in all material respects, the financial position of OYO Geospace Corporation and its subsidiaries at September 30, 2006, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended September 30, 2006 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Houston, TX

December 7, 2006

OYO Geospace Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share amounts)

	AS OF SEPTEMBER 30,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$1,562	$3,013
Trade accounts receivable, net of allowance of $1,329 and $549	21,546	18,510
Current portion of notes receivable, net of allowance of $0 and $478	10,874	4,712
Inventories, net	64,396	50,276
Deferred income tax asset	2,931	2,391
Prepaid expenses and other current assets	2,635	2,072

Total current assets	103,944	80,974

Rental equipment, net	3,014	912
Property, plant and equipment, net	40,543	38,051
Patents, net of accumulated amortization of $4,832 and $4,588	1,057	1,297
Goodwill	1,843	1,843
Non-current deferred income tax asset	624	228
Non-current notes receivable, net	7,146	4,269
Other assets	1,209	588

Total assets	$159,380	$128,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Book overdrafts	$35	$—
Notes payable and current maturities of long-term debt	709	322
Accounts payable trade	8,210	7,760
Accrued expenses and other current liabilities	9,922	10,007
Deferred revenue	962	1,668
Deferred income tax liability	78	120
Income tax payable	1,553	768

Total current liabilities	21,469	20,645
Long-term debt, net of current maturities	19,526	5,147
Non-current deferred income tax liability	1,022	—

Total liabilities	42,017	25,792

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 5,936,508 and 5,888,758 shares issued and outstanding	59	59
Additional paid-in capital	42,030	40,420
Retained earnings	73,780	59,628
Accumulated other comprehensive income	1,494	2,263

Total stockholders’ equity	117,363	102,370

Total liabilities and stockholders’ equity	$159,380	$128,162

The accompanying notes are an integral part of the consolidated financial statements.

OYO Geospace Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	YEAR ENDED SEPTEMBER 30,
	2008	2007	2006
Net sales	$134,495	$138,106	$103,700
Cost of sales	87,441	87,587	67,397

Gross profit	47,054	50,519	36,303
Operating expenses:
Selling, general and administrative expenses	16,913	16,492	14,912
Research and development expenses	8,945	7,327	6,634
Bad debt expense	1,615	236	208

Total operating expenses	27,473	24,055	21,754

Gain (loss) on sale of assets	604	1,655	(98)

Income from operations	20,185	28,119	14,451

Other income (expense):
Interest expense	(897)	(424)	(800)
Interest income	1,323	549	578
Foreign exchange gains (losses)	(180)	30	20
Other, net	(13)	(37)	(2)

Total other income (expense), net	233	118	(204)

Income before income taxes	20,418	28,237	14,247
Income tax expense	6,266	8,638	4,477

Net income	$14,152	$19,599	$9,770

Earnings per share:
Basic	$2.40	$3.38	$1.72

Diluted	$2.31	$3.23	$1.64

Weighted average shares outstanding:
Basic	5,908,727	5,793,840	5,686,600

Diluted	6,116,039	6,063,446	5,955,912

The accompanying notes are an integral part of the consolidated financial statements.

OYO Geospace Corporation and Subsidiaries

Consolidated Statement of Stockholders’ Equity

For the years ended September 30, 2008, 2007 and 2006

(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at September 30, 2005	5,630,165	$56	$31,761	$30,259	$530	$62,606

Comprehensive income:
Net income	—	—	—	9,770	—	9,770
Foreign currency translation Adjustments	—	—	—	—	514	514

Total comprehensive income						10,284
Issuance of common stock pursuant to Director Plan	1,268	—	60	—	—	60
Excess tax benefit from share—based compensation		—	898	—	—	898
Issuance of common stock pursuant to exercise of options, net of tax	103,775	1	1,309	—	—	1,310
Stock-based compensation	—	—	609	—	—	609

Balance at September 30, 2006	5,735,208	57	34,637	40,029	1,044	75,767

Comprehensive income:
Net income	—	—	—	19,599	—	19,599
Foreign currency translation Adjustments	—	—	—	—	1,219	1,219

Total comprehensive income						20,818
Excess tax benefit from share—based compensation		—	3,083	—	—	3,083
Issuance of common stock pursuant to exercise of options, net of tax	153,550	2	2,489	—	—	2,491
Stock-based compensation	—	—	211	—	—	211

Balance at September 30, 2007	5,888,758	59	40,420	59,628	2,263	102,370

Comprehensive income:
Net income	—	—	—	14,152	—	14,152
Foreign currency translation Adjustments	—	—	—	—	(769)	(769)

Total comprehensive income						13,383
Excess tax benefit from share—based compensation		—	736	—	—	736
Issuance of common stock pursuant to exercise of options, net of tax	47,750	—	709	—	—	709
Stock-based compensation	—	—	33	—	—	33
Short swing profit, net of tax	—	—	132	—	—	132

Balance at September 30, 2008	5,936,508	59	$42,030	$73,780	$1,494	$117,363

The accompanying notes are an integral part of the consolidated financial statements.

OYO Geospace Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	YEAR ENDED SEPTEMBER 30,
	2008	2007	2006
Cash flows from operating activities:
Net income	$14,152	$19,599	$9,770
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax expense (benefit)	441	(479)	1,640
Depreciation	4,320	3,230	3,215
Amortization	245	471	675
Stock-based compensation	33	211	609
Inventory obsolescence expense	993	1,442	807
(Gain) loss on disposal of property, plant and equipment	(604)	(1,655)	98
Bad debt expense	1,615	236	208
Effects of changes in operating assets and liabilities:
Trade accounts and notes receivable	(13,690)	(3,256)	(11,239)
Inventories	(15,113)	(2,340)	(17,030)
Prepaid expenses and other assets	(563)	(895)	228
Accounts payable	450	1,167	2,218
Accrued expenses and other	(380)	2,554	4,754
Deferred revenue	(706)	(7,645)	8,992
Income tax payable	785	(239)	406

Net cash provided by (used in) operating activities	(8,022)	12,401	5,351

Cash flows from investing activities:
Proceeds from the sale of property, plant and equipment	736	1,889	257
Capital expenditures	(9,796)	(17,007)	(4,775)
Business acquisitions, net of cash acquired	—	—	(100)

Net cash used in investing activities	(9,060)	(15,118)	(4,618)

Cash flows from financing activities:
Change in book overdrafts	35	(636)	59
Net borrowings (principal payments) under line of credit	9,054	(1,972)	(3,007)
Borrowings under mortgage loans	8,800	—	—
Principal payments under mortgage loans	(3,088)	(312)	(312)
Excess tax benefits from stock-based compensation	736	3,083	898
Proceeds from exercise of stock options and other	842	2,491	1,375

Net cash provided by (used in) financing activities	16,379	2,654	(987)

Effect of exchange rate changes on cash	(748)	1,022	555

Increase (decrease) in cash and cash equivalents	(1,451)	959	301
Cash and cash equivalents, beginning of fiscal year	3,013	2,054	1,753

Cash and cash equivalents, end of fiscal year	$1,562	$3,013	$2,054

The accompanying notes are an integral part of the consolidated financial statements.

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies:

The Company

OYO Geospace Corporation (“OYO”) designs and manufactures instruments and equipment used in the acquisition and processing of seismic data as well as in the characterization and monitoring of producing oil and gas reservoirs. OYO also manufactures and distributes thermal imaging equipment and dry thermal film products to a variety of markets including the screenprint, point of sale, signage and textile markets. As of September 30, 2008, OYO Corporation U.S.A. (“OYO USA”) owned approximately 20.1% of OYO’s common stock. OYO USA is a wholly owned subsidiary of OYO Corporation, a Japanese corporation (“OYO Japan”).

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

The Company sells products to customers throughout the United States and various foreign countries. The Company’s normal credit terms for trade receivables are 30 days. In certain situations, credit terms may be extended to 60 days or longer. The Company performs ongoing credit evaluations of its customers and generally

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

does not require collateral for its trade receivables. Additionally, the Company provides long-term financing in the form of promissory notes when competitive conditions require such financing. In such cases, the Company may require collateral. Allowances are recognized for potential credit losses. At September 30, 2008, the Company had no customers that made up 10% or more of the Company’s trade accounts receivable. The Company had two customers comprising 40% and 50%, respectively, of its notes receivable balance at September 30, 2008. One customer comprised 11.5% and 12.6% of the Company’s revenues during the fiscal years 2008 and 2007, respectively. None of the Company’s customers comprised more than 10% of our net sales for fiscal year 2006.

The Company has a subsidiary located in the Russian Federation. Therefore, the Company’s financial results may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions or changes in political climate within the Russian Federation. The Company’s consolidated balance sheet at September 30, 2008 reflected approximately $7.1 million of net working capital related to this subsidiary. This subsidiary receives a substantial portion of its revenues and pays its expenses primarily in rubles. During the fiscal year ended September 30, 2008, this subsidiary received approximately $8.4 million of its income in U.S. dollars as a result of intercompany sales to the Company’s subsidiary located in the U.S. To the extent that transactions of this subsidiary are settled in rubles, a devaluation of the ruble versus the United States dollar could reduce any contribution from this subsidiary to its consolidated results of operations as reported in U.S. dollars. The Company does not hedge the market risk with respect to its operations in the Russian Federation; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of rubles versus U.S. dollars to the extent such disruptions result in any reduced valuation of the subsidiary’s net working capital or future contributions to its consolidated results of operations.

Inventories

The Company records a write-down of its inventory when the cost basis of any manufactured product, including any estimated future costs to complete the manufacturing process, exceeds its net realizable value. Inventories are stated at the lower of cost (as determined by the first-in, first-out method) or market value. The Company’s subsidiary in the Russian Federation uses an average cost method to value its inventories.

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

Expenditures for renewals and betterments are capitalized. In fiscal year 2007, the Company changed the estimated useful life of the buildings as a result of segregating capital expenditures to better reflect the life of

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

groups of assets within the buildings. Repairs and maintenance expenditures are charged to expense as incurred. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and any gain or loss thereon is reflected in the statement of operations.

Patents

Patents are amortized over the legal life of the patent or the estimated useful life of the patent, whichever is shorter. Intellectual property was being amortized using the straight-line method over five years. Patent amortization expense was approximately $0.2 million during each of fiscal years 2008, 2007 and 2006. Intellectual property amortization expense for fiscal years 2008, 2007 and 2006 was approximately zero, $0.2 million, and $0.5 million, respectively. Patent amortization expense is estimated to be approximately $0.2 million for each of the fiscal years ending September 30, 2009, 2010, 2011, and 2012, respectively. Patent amortization expense is estimated to be approximately $80,000 for the fiscal year ending September 30, 2013.

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

Goodwill

Goodwill represents the excess of the purchase price of purchased businesses over the estimated fair value of the acquired business’ net assets. Goodwill is reviewed for impairment at least annually. The Company has elected to make September 30 the annual impairment assessment date and will perform additional impairment tests if a change in circumstances occurs that would indicate the carrying value of goodwill may exceed its fair amount. The assessment is performed in two steps: step one is to compare the carrying value of the reporting unit’s net assets (including goodwill) to its respective fair value for potential impairment and if potential losses are identified, step two is to measure the impairment loss. Step two involves allocating the calculated fair value to all of the tangible and identifiable intangible assets of the reporting unit as if the calculated fair value was the purchase price of the business combination. SFAS No. 157 (“SFAS 157”), “Fair Value Measurements” defines fair value and establishes a framework for measuring fair value. Under the SFAS 157 framework and the lack of quoted prices for identical items or an independent market analysis, management estimates the fair market value based on Level 3 inputs using an income based approach. The goodwill impairment is tested at the Company’s seismic segment level as the goodwill relates to the purchase of a seismic related company. The impairment test uses a weighted average cost of capital. The growth rate is based on the projected inflation rate. The Company performed step one at September 30, 2008 and 2007 and found that there were no impairments at those times; thus, step two was not necessary.

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

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

Occasionally seismic customers are not able to take immediate delivery of products which were specifically manufactured to the customer’s specifications. These occasions generally occur when customers face logistical issues such as project delays or delays with their seismic crew deployment. In these instances, customers have asked the Company to hold the equipment for a short period of time until they can take physical delivery of the product (referred to as “bill and hold” arrangements). The Company does not modify its normal billing and credit terms for these types of sales. As of September 30, 2008, there were no sales under bill and hold arrangements.

Deferred Revenue

The Company records deferred revenue when funds are received prior to the recognition of the associated revenue.

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

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Product Warranties

The Company offers a standard product warranty obligating it to repair or replace products with manufacturing defects. The Company maintains a reserve for future warranty costs based on historical experience or, in the absence of historical product experience, management’s estimates. Changes in the warranty reserve are contained in the following table (in thousands):

Balance at the beginning of the period (October 1, 2006)	$689
Accruals for warranties issued during the period	2,136
Accruals related to pre-existing warranties (including changes in estimates)	—
Settlements made (in cash or in kind) during the period	(1,714)

Balance at the beginning of the period (October 1, 2007)	1,111
Accruals for warranties issued during the period	1,745
Accruals related to pre-existing warranties (including changes in estimates)	—
Settlements made (in cash or in kind) during the period	(1,709)

Balance at the end of the period (September 30, 2008)	$1,147

Stock-Based Compensation

In the first quarter of fiscal year 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS 123R”), “Share-Based Payment”, which revises SFAS 123, “Accounting for Stock-Based Compensation”. The Company has elected to use the “modified prospective method” for existing grants which requires the Company to expense the unvested portion of these grants over the remaining vesting period. Additionally, grants made after adoption are to be valued and expensed over the applicable vesting period. The Company uses the Black-Scholes model to value its new stock option grants under SFAS 123R. SFAS 123R also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation. In addition, SFAS 123R requires the Company to reflect the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash inflow. As a result of the adoption of SFAS 123R, the Company recorded stock-based compensation expenses of $33,000, $0.3 million and $0.6 million for the fiscal years ended September 30, 2008, 2007 and 2006, respectively.

There were no stock options granted during fiscal years 2008 and 2007. The fair value of options granted during the fiscal year ended September 30, 2006 was estimated using the Black-Scholes option-pricing model using the following annualized data:

2006
Dividend yield rate	0%
Risk-free interest rate	4.6%
Expected volatility	56.0%
Expected option term	6.25 years

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

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Financial Instruments

Fair value estimates are made at discrete points in time based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. The Company believes that the carrying amounts of its financial instruments, consisting of cash and cash equivalents, accounts and notes receivable and accounts payable, approximate the fair values of such items as a result of the relative short term nature of such items. The long-term debt approximates the fair values as a result of interest payments at market rates of interest, either prime or LIBOR rates.

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

Shipping and Handling Costs

Amounts billed to a customer in a sales transaction related to reimbursable shipping and handling costs are included in revenues and the associated costs incurred by the Company for reimbursable shipping and handling costs are reported in cost of sales. The Company had shipping and handling costs of $0.8 million, $0.7 million and $0.4 million for each of the fiscal years ended September 30, 2008, 2007 and 2006, respectively.

Income Taxes

Management makes judgments regarding the interpretation of tax laws that might be challenged upon an audit and causes changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions as well as by the Internal Revenue Service. In management’s opinion, adequate provisions for income taxes have been made for all open tax years. The potential outcomes of examinations are regularly assessed in determining the adequacy of the provision for income taxes and income tax liabilities. Management believes that adequate provisions have been made for reasonable and foreseeable outcomes related to uncertain tax matters.

Recent Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. The Company early adopted the provisions of SFAS 159 as of October 1, 2007. The adoption of SFAS 159 did not have a material effect on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This accounting standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company will adopt SFAS 160 as of October 1, 2009. The Company does not expect the adoption of SFAS 160 will have a material effect on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). The new standard is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”); and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows. The Company does not expect the adoption of SFAS 161 will have a material effect on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement documents the hierarchy of the various sources of accounting principles and the framework for selecting the principles used in preparing financial statements. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS 162 will have a material effect on its consolidated financial statements.

2. Inventories:

Inventories consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2008	2007
Finished goods	$14,968	$12,999
Work in progress	17,883	12,002
Raw materials	35,484	28,723
Obsolescence reserve	(3,939)	(3,448)

	$64,396	$50,276

Inventory obsolescence expense was approximately $1.0 million, $1.4 million and $0.8 million during fiscal years 2008, 2007 and 2006, respectively.

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

3. Accounts and Notes Receivable:

The Company’s current trade accounts receivable consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2008	2007
Trade accounts receivable	$22,875	$19,059
Allowance for doubtful accounts	(1,329)	(549)

	$21,546	$18,510

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

At September 30, 2008 and September 30, 2007, the Company’s current notes receivable were $10.9 million and $4.7 million, respectively. The Company had a reserve for doubtful notes of zero and $0.5 million, respectively, at September 30, 2008 and 2007. The Company also had notes receivable of $7.1 million and $4.3 million classified as long-term at September 30, 2008 and September 30, 2007, respectively. Notes receivable are generally collateralized by the products sold, and bear interest at rates ranging up to 12.0% per year. The notes receivable at September 30, 2008 will be due at various times through June 2010. The Company’s annual maturities of notes receivable will be approximately $10.9 million, and $7.1 million in the fiscal years ending September 30, 2009, and 2010 respectively.

4. Rental Equipment:

Rental equipment consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2008	2007
Rental equipment, primarily geophones and related products	$12,599	$11,477
Accumulated depreciation	(9,585)	(10,565)

	$3,014	$912

Rental equipment depreciation expense was $0.6 million, $0.5 million and $0.7 million in fiscal years 2008, 2007 and 2006, respectively.

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

5. Property, Plant and Equipment:

Property, plant and equipment consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2008	2007
Land	$3,179	$3,150
Buildings	23,636	16,426
Machinery and equipment	29,195	24,259
Furniture and fixtures	975	641
Transportation equipment	37	88
Tools and molds	158	170
Construction in progress	4,627	12,030

	61,807	56,764
Accumulated depreciation	(21,264)	(18,713)

	$40,543	$38,051

Property, plant and equipment depreciation expense was $3.8 million, $2.8 million and $2.5 million in fiscal years 2008, 2007 and 2006, respectively.

6. Notes Payable and Long-Term Debt:

Notes payable and long-term debt consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2008	2007
Mortgage note payable, due in monthly installments of $31 with interest at 7.0% through January 2014, collateralized by certain land and building having a net book value of $4.2 million	$1,676	$1,927
Mortgage note payable, original mortgage was refinanced in March 2008 and is due in monthly installments of $37 with interest at LIBOR plus 150 basis points through February 2028, with remaining principal and interest due March 2028, collateralized by certain land and building having a net book value of $14.1 million	8,580	—
Mortgage note payable, due in monthly installments of $10 with interest at 7.4% through September 2010, with remaining principal and interest due September 2010, collateralized by certain land and building having a net book value of $5.5 million	—	2,618
Working capital line of credit	9,979	924

	20,235	5,469
Less current portion	(709)	(322)

	$19,526	$5,147

On November 22, 2004, several of the Company’s subsidiaries entered into a credit agreement (as amended, the “Credit Agreement”) with a bank. Under the Credit Agreement, the Company’s borrower subsidiaries can borrow up to $25.0 million principally secured by their accounts receivable, inventories and equipment. The

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Credit Agreement expires on January 31, 2010. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial ratios, restricts the Company’s and the borrower subsidiaries’ ability to pay dividends and contains other covenants customary in agreements of this type. At September 30, 2008, there were borrowings of $10.0 million under the Credit Agreement and additional borrowings available of $15.0 million. The Company is not subject to a borrowing base and is able to borrow the full $15.0 million subject to it remaining in compliance with certain covenants. The Company was in compliance with all debt covenants as of September 30, 2008. The interest rate for borrowings under the Credit Agreement is, at our borrower subsidiaries’ option, a discounted prime rate or a LIBOR based rate.

On March 13, 2008, the Company obtained an $8.8 million mortgage from a bank. The proceeds were used to pay off the existing $2.6 million mortgage on the Pinemont facility and to repay outstanding borrowings under the Credit Agreement. The mortgage is collateralized by the Pinemont property and buildings. The mortgage interest rate is a floating rate based on LIBOR plus 150 basis points.

The Company’s long-term debt will mature as follows (in thousands):

YEAR ENDING SEPTEMBER 30,
2009	$709
2010	10,706
2011	749
2012	771
2013	795
Thereafter	6,505

$20,235

7. Accrued Expenses and Other Current Liabilities:

Accrued expenses and other current liabilities consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2008	2007
Employee bonuses	$3,079	$3,230
Product warranty	1,147	1,111
Compensated absences	959	813
Legal and professional fees	680	858
Payroll	1,251	1,416
Property taxes	1,575	1,053
Medical claims	257	216
Other	974	1,310

	$9,922	$10,007

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

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

8. Employee Benefits:

The Company’s employees are participants in the OYO Geospace Corporation Employee’s 401(k) Retirement Plan (the “Plan”), which covers substantially all eligible employees in the United States. The Plan is a qualified salary reduction plan in which all eligible participants may elect to have a percentage of their compensation contributed to the Plan, subject to certain guidelines issued by the Internal Revenue Service. The Company’s share of discretionary matching contributions was approximately $0.6 million, $0.5 million and $0.4 million in fiscal years 2008, 2007 and 2006, respectively.

The Company’s stock incentive plans in which employees may participate are discussed in Note 9 in these Consolidated Financial Statements.

The Company’s employees are also participants in the OYO Geospace Corporation Fiscal Year 2008 Bonus Plan (the “Bonus Plan”). Every employee of the Company is eligible to participate in Tier I of the Bonus Plan except for its employees in the Russian Federation, who participate in a local plan. Under Tier I, employees share proportionally in the Company’s profit based on each employee’s relative payroll. The Tier I bonus pool is established by accruing 20% of consolidated pretax profits (before bonus) above a specified range. Selected employees are eligible to participate in Tier II of the Bonus Plan, which applies after Tier I is fully funded. The Tier II Bonus pool is established by accruing 20% of consolidated pretax profits (before bonus) within a specified range. Under Tier II, participants share in the bonus pool based on their respective working groups meeting predefined goals. Senior executive officers are eligible to participate in Tier III, which only applies after the Tier I and Tier II pools have been fully funded. The Tier III bonus pool is established by accruing 20% of consolidated pretax profits (before bonus) within a specified range above the Tier I and II ranges. The Company recorded bonus expense of $3.1 million, $3.2 million and $3.0 million for the fiscal years 2008, 2007 and 2006, respectively.

9. Stockholders’ Equity:

In September 1997, the board of directors and stockholders approved the 1997 Key Employee Stock Option Plan (the “Employee Plan”), and, following an amendment thereto, there has been reserved an aggregate of 1,125,000 shares of common stock for issuance thereunder. In November 1997, the board of directors and stockholders approved the Company’s 1997 Non-Employee Director Plan (the “Director Plan”) and following an amendment thereto, there has been reserved an aggregate of 150,000 shares of common stock for issuance thereunder. At September 30, 2008, the shares of common stock available for grant under the Employee Plan and Director Plan were 299,175 and 45,721, respectively.

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

Effective November 5, 1999, the board of directors approved the OYO Geospace Corporation 1999 Broad-Based Option Plan (the “Broad-Based Plan”) and reserved an aggregate of 50,000 shares for issuance thereunder. Under the Broad-Based Plan, the Company is authorized to issue to all employees (except executive officers and employee directors) nonqualified stock options to purchase common stock of the Company. These options have a term not to exceed ten years. The exercise price of any broad-based option may not be less than the fair market value of the common stock on the date of grant. These options vest over a one-year period commencing on the date of grant. There were 18,800 shares available for grant under this plan at September 30, 2008.

A summary of the activity with respect to stock options is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2005	672,275	13.05
Granted	20,600	43.59
Exercised	(103,775)	13.28
Forfeited	(2,450)	11.38
Expired	—	—

Outstanding at September 30, 2006	586,650	14.10
Granted	—	—
Exercised	(153,550)	16.21
Forfeited	(4,600)	42.33
Expired	—	—

Outstanding at September 30, 2007	428,500	13.04
Granted	—	—
Exercised	(47,750)	14.88
Forfeited	—	—
Expired	—	—

Outstanding at September 30, 2008	380,750	12.81

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The number of stock options vested during fiscal years 2008, 2007 and 2006 were 2,750, 66,225 and 68,850, respectively. The fair values of stock options vested during fiscal years 2008, 2007 and 2006 were $37,000, $0.7 million and $0.5 million, respectively.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2008:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Term (in years)	Weighted Average Exercise Price	Shares	Weighted Average Remaining Term (in years)	Weighted Average Exercise Price
$ 6.81 to $13.49	196,050	4.3	$7.43	196,050	4.3	$7.43
$13.50 to $19.99	169,300	2.0	16.66	168,550	2.0	16.65
$20.00 to $53.95	15,400	6.7	39.04	12,900	6.6	41.20

	380,750	3.4	12.81	377,500	3.4	12.70

Based on the Company’s closing stock price at September 30, 2008 of $39.28, the aggregate intrinsic value of the stock options outstanding was $10.2 million. At September 30, 2008, the aggregate intrinsic value of the stock options currently exercisable was $10.0 million. The total intrinsic value of stock options exercised during fiscal years 2008, 2007 and 2006 was $2.2 million, $8.4 million and $3.4 million, respectively. As of September 30, 2008 total unvested compensation expense associated with stock options amounted to $27,000 and will be recognized over the next two fiscal years.

There were no shares issued to the Company’s outside directors during fiscal years ended September 30, 2008 and 2007. As partial compensation for services of its outside directors, the Company issued 1,268 shares of common stock to directors during fiscal year 2006. The director compensation related to the issuance of stock was $60,000 for the fiscal year 2006.

The weighted average fair values per share of stock-based award grants were as follows:

	YEAR ENDED SEPTEMBER 30,
	2008	2007	2006
Options	$—	$—	$20.76
Director’s common stock	—	—	26.74

10. Income Taxes:

Income taxes are presented in accordance with SFAS No. 109, “Accounting for Income Taxes”, as interpreted by FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. The estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carrybacks and carryforwards are recorded. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities (temporary differences) and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company periodically reviews the recoverability of tax assets recorded on the balance sheet and provides valuation allowances as management deems necessary.

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Components of income before income taxes were as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2008	2007	2006
United States	$15,870	$21,814	$9,822
Foreign	4,548	6,423	4,425

	$20,418	$28,237	$14,247

The provision (benefit) for income taxes consisted of the following (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2008	2007	2006
Current:
Federal	$4,672	$6,878	$860
Foreign	1,003	2,097	1,968
State	150	142	9

	5,825	9,117	2,837

Deferred:
Federal	313	(235)	1,522
Foreign	128	(244)	118

	441	(479)	1,640

	$6,266	$8,638	$4,477

Actual income tax expense (benefit) differs from income tax expense computed by applying the statutory federal tax rate of 35%, 34% and 34% for fiscal years ended September 30, 2008, 2007 and 2006, respectively, as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2008	2007	2006
Provision for U.S. federal income tax at statutory rate	$7,146	$9,601	$4,844
Effect of foreign income taxes	(461)	(409)	(152)
Extraterritorial income exclusion benefit	—	(294)	(277)
Manufacturers’/producers’ deduction	(293)	(77)	(62)
Research and experimentation tax credits	(324)	(281)	(81)
State income taxes, net of federal income tax benefit	84	94	6
Nondeductible expenses	246	128	44
Resolution of prior years’ tax matters	(34)	(29)	155
Other items	(98)	(95)	—

	$6,266	$8,638	$4,477

	30.7%	30.6%	31.4%

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Deferred income taxes under the liability method reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income tax asset were as follows (in thousands):

	AS OF SEPTEMBER 30,
	2008	2007
Deferred income tax assets:
Allowance for doubtful accounts	$507	$350
Inventories	1,649	1,545
Capitalized research and development costs	1,409	1,761
Intangible assets	201	287
Capital loss carryforwards, tax credits and deferrals	3	5
Stock-based compensation	248	239
Accrued product warranty	369	362
Accrued compensated absences	324	285
Insurance and other reserves	12	20

	4,722	4,854
Deferred income tax liabilities:
Allowance for doubtful accounts	(9)	(13)
Inventories	(70)	(107)
Property, plant and equipment and other	(1,418)	(1,070)
Comprehensive income	(770)	(1,165)

Net deferred income tax asset	$2,455	$2,499

Deferred income taxes are reported as follows in the accompanying consolidated balance sheet (in thousands):

	AS OF SEPTEMBER 30,
	2008	2007
Current deferred income tax asset	$2,931	$2,391
Noncurrent deferred income tax asset	624	228
Current deferred income tax liability	(78)	(120)
Noncurrent deferred income tax liability	(1,022)	—

	$2,455	$2,499

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

The financial reporting bases of investments in foreign subsidiaries exceed their tax bases. A deferred tax liability is not recorded for this temporary difference because the investment is essentially permanent. A reversal of the Company’s plans to permanently invest in these foreign operations would cause the excess to become taxable. At September 30, 2008 and 2007, the temporary difference related to undistributed earnings for which no

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

deferred taxes have been provided was approximately $17.2 million and $14.4 million, respectively. The Company will need to reassess and reassert its ability and intent to indefinitely reinvest the remaining foreign earnings in order to continue the application of the exception under APB 23.

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

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109”, to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. Effective October 1, 2007, the Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes.” At the time of adoption, the uncertain tax positions determined by the application of FIN 48 did not materially differ from the Company’s SFAS 5 liability of $43,520. The amount of unrecognized tax liability with respect to the Company’s uncertain tax positions increased based on activities during the fiscal year. The Company classifies interest and penalties associated with the payment of income taxes in the Other Income (Expense) section of its consolidated statement of operations. Tax return filings, which are subject to review by local tax authorities by major jurisdiction, are as follows:

•	United States—fiscal years ended September 2005, 2006, 2007 and 2008

•	State of Texas—fiscal years ended September 2004, 2005, 2006, 2007 and 2008

•	Russian Federation—calendar years 2005, 2006, 2007 and 2008

•	Canada—fiscal years ended September 2004, 2005, 2006, 2007 and 2008

The following table is a reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of fiscal year 2008:

Balance at October 1, 2007	$43,520
Change in prior year tax positions	115,568
Current tax positions	40,415
Lapse of statute of limitations	(7,472)
Balance at September 30, 2008	$192,031

The unrecognized tax benefits would affect the Company’s effective tax rate in future periods if they are favorably resolved. The Company includes interest and penalties related to income tax matters as part of the income tax expense.

Management believes that adequate provisions for income taxes have been reflected in the financial statements and is not aware of any significant exposure items that have not been reflected in the financial statements. Amounts considered probable of settlement within one year have been included in the accrued expenses and other liabilities in the accompanying consolidated balance sheet.

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

11. Earnings Per Common Share:

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

The following table summarizes the calculation of weighted average common shares and common equivalent shares outstanding for purposes of basic and diluted earnings per share (in thousands, except share and per share amounts):

	YEAR ENDED SEPTEMBER 30,
	2008	2007	2006
Net income	$14,152	$19,599	$9,770
Weighted average common shares and common share equivalents:
Common shares	5,908,727	5,793,840	5,686,600
Common share equivalents	207,312	269,606	269,312

Total weighted average common shares and common share equivalents	6,116,039	6,063,446	5,955,912

Earnings per share:
Basic	$2.40	$3.38	$1.72

Diluted	$2.31	$3.23	$1.64

Options totaling 9,450, zero and 420 shares of common stock in fiscal years 2008, 2007 and 2006 respectively, were not included in the calculation of weighted average shares for diluted earnings per share because their effects were antidilutive.

12. Related Party Transactions:

Sales to OYO Japan and other affiliated companies were approximately $0.8 million, $0.5 million and $0.6 million during fiscal years 2008, 2007 and 2006, respectively. Purchases of inventory and equipment from OYO Japan and other affiliated companies were approximately $0.1 million, $4,000 and $0.1 million during fiscal years 2008, 2007 and 2006, respectively.

13. Commitments and Contingencies:

Operating Leases

The Company leases certain equipment under short-term cancelable operating leases; therefore the Company does not have future minimum rental commitments under noncancelable operating leases. Rent expense was approximately $0.2 million, $0.1 million and $0.1 million during fiscal years 2008, 2007 and 2006, respectively.

Legal Proceedings

From time to time the Company is a party to what it believes is routine litigation and proceedings that may be considered as part of the ordinary course of its business. Legal expenses related to such matters are expensed as incurred.

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The Company is not aware of any current or pending litigation or proceedings that could have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

14. Supplemental Cash Flow Information:

Supplemental cash flow information is as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2008	2007	2006
Cash paid for:
Interest	$868	$248	$221
Income taxes	5,257	4,634	1,598
Noncash investing and financing activities:
Accrued capital expenditures	—	404	257
Common stock issued pursuant to Employee and Director Plan	—	—	60

15. Segment and Geographic Information:

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

The following tables summarize the Company’s segment information:

	YEAR ENDED SEPTEMBER 30,
	2008	2007	2006
Net sales:
Seismic	$118,612	$122,450	$88,480
Thermal Solutions	15,201	15,312	15,183
Corporate	682	344	37

Total	134,495	138,106	103,700

Income (loss) from operations:
Seismic	27,078	35,873	22,307
Thermal Solutions	1,283	617	550
Corporate	(8,176)	(8,371)	(8,406)

Total	20,185	28,119	14,451

*	The Company combined the manufacturing operations for its Seismic and Thermal Solutions business segments. While the combination of the two segments resulted in more streamlined operations, the Company no longer segregates and reports certain balance sheet accounts for these segments. As a result, the Company has discontinued the reporting of business segment balance sheet information.

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

“Corporate” net sales consists of revenue from an operating lease of the Company’s surplus building in Houston. “Corporate” loss from operations primarily consists of the Company’s Houston headquarter general and administrative expenses.

The Company has operations in the United States, Canada, the Russian Federation and the United Kingdom. Sales information for the Company is as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2008	2007	2006
United States	$120,448	$119,765	$88,048
Canada	7,691	13,887	9,662
Russian Federation	18,350	15,023	10,979
United Kingdom	4,340	4,536	3,704
Eliminations	(16,334)	(15,105)	(8,693)

	$134,495	$138,106	$103,700

Summaries of net sales by geographic area for fiscal years 2008, 2007 and 2006 are as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2008	2007	2006
Asia (excluding Japan and Middle East)	$8,537	$18,872	$16,171
Canada	18,088	28,428	11,428
Europe	41,451	19,770	33,754
Japan	1,329	804	97
Middle East	6,915	20,068	2,920
United States	54,648	45,187	36,726
Other	3,527	4,977	2,604

	$134,495	$138,106	$103,700

Net sales are attributed to countries based on the ultimate destination of the product sold, if known. If the ultimate destination is not known, net sales are attributed to countries based on the geographic location of the initial shipment.

Long-lived assets were as follows (in thousands):

	AS OF SEPTEMBER 30,
	2008	2007	2006
United States	$42,592	$38,801	$23,415
Canada	5,499	2,127	1,802
Russian Federation	6,281	5,509	3,612
United Kingdom	431	515	502
China	8	6	8

	$54,811	$46,958	$29,339

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

16. Selected Quarterly Information (Unaudited):

The following table represents summarized data for each of the quarters in fiscal years 2008 and 2007 (in thousands, except per share amounts):

	2008
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$30,484	$35,590	$36,399	$32,022
Gross profit	11,385	14,149	10,406	11,114
Income from operations	4,672	6,227	4,472	4,814
Other income (expense), net	(29)	(2)	194	70
Net income	3,300	4,334	3,207	3,311

Basic earnings per share	$0.56	$0.73	$0.54	$0.56

Diluted earnings per share	$0.54	$0.71	$0.53	$0.54

	2007
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$30,755	$30,536	$32,062	$44,753
Gross profit	10,648	10,590	10,642	18,639
Income from operations	6,197	5,380	4,837	11,705
Other income (expense), net	166	(41)	(17)	10
Net income	4,914	3,689	3,147	7,849

Basic earnings per share	$0.84	$0.63	$0.54	$1.37

Diluted earnings per share	$0.81	$0.60	$0.52	$1.30

Schedule II

OYO Geospace Corporation and Subsidiaries

Valuation and Qualifying Accounts

(In Thousands)

	Balance at Beginning of Period	Charged to Costs And Expenses	Charged to Other Assets	(Deductions) And Additions	Balance at End of Period
Year ended September 30, 2008
Allowance for doubtful accounts on accounts and notes receivable	$1,027	$1,615	$—	$(1,313)	$1,329

Year ended September 30, 2007
Allowance for doubtful accounts on accounts and notes receivable	757	236	—	34	1,027

Year ended September 30, 2006
Allowance for doubtful accounts on accounts and notes receivable	730	208	—	(181)	757

	Balance at Beginning of Period	Charged to Costs And Expenses	Charged to Other Assets	(Deductions)	Balance at End Of Period
Year ended September 30, 2008
Inventory obsolescence reserve	$3,448	$993	$—	$(502)	$3,939

Year ended September 30, 2007
Inventory obsolescence reserve	2,365	1,442	—	(359)	3,448

Year ended September 30, 2006
Inventory obsolescence reserve	2,404	807	—	(846)	2,365