Form 10-Q
period 2008-12-31
OYO GEOSPACE CORP
filed 2009-02-06
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended December 31, 2008

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to

Commission file number 001-13601

OYO GEOSPACE CORPORATION

(Exact Name of Registrant as Specified in Its Charter) (Zip Code)

Delaware	76-0447780
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7007 Pinemont Drive

Houston, Texas 77040-6601

(Address of Principal Executive Offices)

(713) 986-4444

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer (Do not check if a smaller reporting company) ☐		Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 5,936,508 shares of the Registrant’s Common Stock outstanding as of the close of business on February 2, 2009.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2008	September 30, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,702	$1,562
Trade accounts receivable, net	18,373	21,546
Current portion of notes receivable, net	10,862	10,874
Inventories, net	69,299	64,396
Deferred income tax asset	2,968	2,931
Prepaid expenses and other current assets	2,617	2,635

Total current assets	105,821	103,944
Rental equipment, net	3,149	3,014
Property, plant and equipment, net	39,510	40,543
Patents, net	990	1,057
Goodwill	1,843	1,843
Non-current deferred income tax asset	676	624
Non-current notes receivable, net	7,364	7,146
Other assets	1,443	1,209

Total assets	$160,796	$159,380

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Book overdrafts	$286	$35
Notes payable and current maturities of long-term debt	713	709
Accounts payable trade	7,746	8,210
Accrued expenses and other current liabilities	6,752	9,922
Deferred revenue	985	962
Deferred income tax liability	71	78
Income tax payable	2,294	1,553

Total current liabilities	18,847	21,469
Long-term debt, net of current maturities	25,587	19,526
Non-current deferred income tax liabilities	—	1,022

Total liabilities	44,434	42,017

Stockholders’ equity:
Preferred stock	—	—
Common stock	59	59
Additional paid-in capital	42,061	42,030
Retained earnings	75,117	73,780
Accumulated other comprehensive income (loss)	(875)	1,494

Total stockholders’ equity	116,362	117,363

Total liabilities and stockholders’ equity	$160,796	$159,380

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007
Net sales	$25,855	$32,022
Cost of sales	17,835	20,908

Gross profit	8,020	11,114
Operating expenses:
Selling, general and administrative	3,724	4,168
Research and development	1,899	2,192
Bad debt expense (recovery)	(168)	294

Total operating expenses	5,455	6,654

Gain on sale of assets	7	354

Income from operations	2,572	4,814

Other income (expense):
Interest expense	(275)	(185)
Interest income	329	272
Foreign exchange losses	(540)	(5)
Other, net	(6)	(12)

Total other income (expense), net	(492)	70

Income before income taxes	2,080	4,884
Income tax expense	743	1,573

Net income	$1,337	$3,311

Basic earnings per share	$0.23	$0.56

Diluted earnings per share	$0.22	$0.54

Weighted average shares outstanding - Basic	5,936,508	5,892,828

Weighted average shares outstanding - Diluted	6,034,903	6,155,864

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007
Cash flows from operating activities:
Net income	$1,337	$3,311
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax expense (benefit)	61	(619)
Depreciation	1,065	853
Amortization	62	61
Stock-based compensation expense	30	9
Inventory obsolescence reserve	538	344
(Gain) loss on disposal of property, plant and equipment	7	(354)
Bad debt expense (recovery)	(168)	294
Effects of changes in operating assets and liabilities:
Trade accounts and notes receivable	2,463	(7,648)
Inventories	(7,613)	(2,255)
Prepaid expenses and other assets	(292)	78
Accounts payable	(305)	(455)
Accrued expenses and other	(3,284)	(2,516)
Deferred revenue	109	(628)
Income tax payable	746	339

Net cash used in operating activities	(5,244)	(9,186)

Cash flows from investing activities:
Proceeds from the sale of property, plant and equipment	23	367
Capital expenditures	(1,061)	(3,287)

Net cash used in investing activities	(1,038)	(2,920)

Cash flows from financing activities:
Change in book overdrafts	251	82
Net borrowings (principal payments) under line for credit	6,242	11,267
Principal payments on mortgage loans	(175)	(82)
Excess tax benefit from share-based compensation	—	255
Proceeds from exercise of stock options	—	133

Net cash provided by financing activities	6,318	11,655

Effect of exchange rate changes on cash	104	(2)

Increase (decrease) in cash and cash equivalents	140	(453)
Cash and cash equivalents, beginning of period	1,562	3,013

Cash and cash equivalents, end of period	$1,702	$2,560

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet of OYO Geospace Corporation and its subsidiaries (the “Company”) at September 30, 2008 was derived from the Company’s audited consolidated financial statements at that date. The consolidated balance sheet at December 31, 2008 and the consolidated statements of operations for the three months ended December 31, 2008 and 2007, and the consolidated statements of cash flows for the three months ended December 31, 2008 and 2007 were prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows were made. The results of operations for the three months ended December 31, 2008 are not necessarily indicative of the operating results for a full year or of future operations.

Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America were omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008.

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

Occasionally seismic customers are not able to take immediate delivery of products which were specifically manufactured to the customer’s specifications. These occasions generally occur when customers face logistical issues such as project delays or delays with their seismic crew deployment. In these instances, customers have asked the Company to hold the equipment for a short period of time until they can take physical delivery of the product (referred to as “bill and hold” arrangements). The Company does not modify its normal billing and credit terms for these types of sales. As of December 31, 2008, there were no sales under bill and hold arrangements.

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

Product Warranties

The Company offers a standard product warranty obligating it to repair or replace equipment with manufacturing defects. The Company maintains a reserve for future warranty costs based on historical experience or, in the absence of historical product experience, management’s estimates. Changes in the warranty reserve are reflected in the following table (in thousands):

Balance at the beginning of the period (October 1, 2008)	$1,147
Accruals for warranties issued during the period	586
Accruals related to pre-existing warranties (including changes in estimates)	—
Settlements made (in cash or in kind) during the period	(584)

Balance at the end of the period (December 31, 2008)	$1,149

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2. Earnings Per Common Share

The following table summarizes the calculation of net earnings and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings per share (in thousands, except share and per share data):

	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007
Net earnings available to common stockholders	$1,337	$3,311

Weighted average common shares and common share equivalents:
Common shares used in basic earnings per share	5,936,508	5,892,828
Common share equivalents	98,395	263,036

Total weighted average common shares and common share equivalents used in diluted earnings per share	6,034,903	6,155,864

Basic earnings per common share	$0.23	$0.56

Diluted earnings per common share	$0.22	$0.54

Options totaling 250,400 and zero shares of common stock for the three months ended December 31, 2008 and December 31, 2007, respectively, were not included in the computation of weighted average shares because the impact of these options was antidilutive.

3. Comprehensive Income

Comprehensive income includes all changes in a company’s equity, except those resulting from investments by and distributions to stockholders. The following table summarizes the components of comprehensive income (in thousands):

	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007
Net income	$1,337	$3,311
Foreign currency translation adjustments	(2,369)	(224)

Total comprehensive income (loss)	$(1,032)	$3,087

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4. Trade Accounts and Notes Receivable

Current trade accounts and notes receivable are reflected in the following (in thousands):

	December 31, 2008	September 30, 2008
Trade accounts receivable	$19,449	$22,875
Allowance for doubtful accounts	(1,076)	(1,329)

	$18,373	$21,546

The allowance for doubtful accounts represents the Company’s best estimate of probable credit losses. The Company determines the allowance based upon historical experience and a review of its balances. Accounts receivable balances are charged off against the allowance whenever it is probable that the receivable will not be recoverable.

At each of December 31, 2008 and September 30, 2008, the Company’s current notes receivable was $10.9 million. The Company also had notes receivable of $7.4 million and $7.1 million classified as long-term at December 31, 2008 and September 30, 2008, respectively. The Company had a reserve for doubtful notes of zero at December 31, 2008 and September 30, 2008. Notes receivable are generally collateralized by the products sold and bear interest at rates ranging up to 12.0% per year.

5. Inventories

Inventories consist of the following (in thousands):

	December 31, 2008	September 30, 2008
Finished goods	$20,184	$14,968
Work-in-process	17,315	17,883
Raw materials	36,228	35,484
Obsolescence reserve	(4,428)	(3,939)

	$69,299	$64,396

The Company’s reserve for slow moving and obsolete inventories is analyzed and adjusted periodically to reflect the Company’s best estimate of the net realizable value of such inventories.

During the three months ended December 31, 2008, the Company transferred $1.0 million of equipment from inventories to rental equipment.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6. Segment and Geographic Information

The Company evaluates financial performance based on two business segments: Seismic and Thermal Solutions. The Seismic product lines currently consist of geophones and hydrophones, including multi-component geophones and hydrophones, seismic leader wire, geophone string connectors, seismic telemetry cable, high definition reservoir characterization products and services, marine seismic cable retrieval devices, data acquisition systems, offshore cables and industrial products. Thermal Solutions products include thermal printers, thermal printheads and dry thermal film and other media. The Company sells these products to a variety of markets, including the screen print, point of sale, signage and textile market sectors. The Company also sells Thermal Solutions products to its seismic customers.

The following tables summarize the Company’s segment information (in thousands):

	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007
Net sales:
Seismic	$21,926	$28,572
Thermal Solutions	3,738	3,283
Corporate	191	167

Total	$25,855	$32,022

Income (loss) from operations:
Seismic	$4,145	$6,816
Thermal Solutions	257	(95)
Corporate	(1,830)	(1,907)

Total	$2,572	$4,814

7. Credit Agreement

On November 22, 2004, several of the Company’s subsidiaries entered into a credit agreement (as amended, the “Credit Agreement”) with a bank. Under the Credit Agreement, the Company’s borrower subsidiaries can borrow up to $25.0 million principally secured by their accounts receivable, inventories and equipment. The Credit Agreement expires on January 31, 2010. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial ratios, restricts the Company’s and the borrower subsidiaries’ ability to pay dividends and contains other covenants customary in agreements of this type. At December 31, 2008, there were borrowings of $16.2 million under the Credit Agreement and additional borrowings available of $8.8 million. The Company is not subject to a borrowing base and is able to borrow the full $8.8 million subject to it remaining in compliance with certain covenants. The Company was in compliance with all debt covenants as of December 31, 2008. The interest rate for borrowings under the Credit Agreement is, at our borrower subsidiaries’ option, a discounted prime rate or a LIBOR based rate.

8. Income Taxes

The United States statutory tax rate for the three months ended December 31, 2008 and 2007 was 34.0% and 35.0%, respectively. The Company’s effective tax rate for the three months ended December 31, 2008 was 35.7%. The higher effective rate resulted from a tax charge of $85,000 to revalue the Company’s U.S. deferred tax assets and liabilities at a lower statutory tax rate in anticipation of lower levels of future taxable income. Excluding this charge, the Company’s effective tax rate for the three months ended December 31, 2008 was 31.6% and benefited from (i) the manufacturers’/producers’ deduction and (ii) research and experimentation tax credits. The Company’s

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

effective tax rate for the three months ended December 31, 2007 was 32.2%. When compared to the statutory rate, the lower effective tax rate resulted from (i) lower tax rates applicable to income earned in foreign jurisdictions, (ii) the manufacturers’/producers’ deduction, and (iii) research and experimentation tax credits.

The U.S. Internal Revenue Service (“IRS”) conducted an audit of the Company’s fiscal year 2006 U.S. Federal income tax return. The Company believes that the IRS audit will be settled with no material effect on the Company’s consolidated financial statements.

9. Stock-Based Compensation

During the three months ended December 31, 2008, stock options were granted under the 1997 Key Employee Stock Option Plan. The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used:

Three Months Ended December 31, 2008
Risk-free interest rates	2.09%
Expected lives (in years)	6.25
Expected dividend yield	0%
Expected volatility	51.38%

The computation of expected volatility during the three months ended December 31, 2008 was based on the historical volatility. Historical volatility was calculated from historical data for the time approximately equal to the expected term of the option award starting from the date of grant. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve in effect at the time of grant for the period corresponding with the expected life of the option.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the major elements of our consolidated financial statements. You should read this discussion and analysis together with our consolidated financial statements, including the accompanying notes, and other detailed information appearing elsewhere in this Form 10-Q.

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein, if any, contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “intend”, “expect”, “plan”, “budget”, “forecast”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue”, “evaluating” or similar words. Statements that contain these words should be read carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other forward-looking information. These forward-looking statements reflect our best judgment about future events and trends based on the information currently available to us. However, there will likely be events in the future that we are not able to predict or control. The factors listed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, as well as other cautionary language in such Annual Report on Form 10-K and this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this Quarterly Report on Form 10-Q could have a material adverse effect on our business, results of operations and financial position, and actual events and results of operations may vary materially from our current expectations.

Industry Overview

OYO Geospace Corporation is a Delaware corporation incorporated on September 13, 1997. Unless otherwise specified, the discussion in this Quarterly Report on Form 10-Q refers to OYO Geospace Corporation and its subsidiaries. We design and manufacture instruments and equipment used in the acquisition and processing of seismic data as well as in the characterization and monitoring of producing oil and gas reservoirs. Demand for our products has been, and will likely continue to be, vulnerable to downturns in the economy and the oil and gas industry in general. During recent months, there has been substantial volatility and a decline in oil and natural gas prices. Please refer to the risks discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008 for more information.

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

Seismic Exploration Products

Seismic data is acquired by combining a seismic energy source and a seismic data recording system. We provide many of the components of seismic data recording systems, including data acquisition systems, geophones, hydrophones, multi-component sensors, seismic leader wire, geophone strings, connectors, seismic telemetry cables and other seismic related products. On land, our customers use our data acquisition systems, geophones, leader wire, cables and connectors to receive and measure seismic reflections resulting from an energy source to data recording units, which store information for processing and analysis. During fiscal year 2008, we announced the development of a land wireless seismic data acquisition system capable of very large channel configurations. We delivered several of these systems to customers during fiscal year 2008 with the largest of these systems containing 1,000 channels. In the marine environment, large ocean-going vessels tow long seismic cables known as “streamers” containing hydrophones which are used to detect pressure changes. Hydrophones transmit electrical impulses back to the vessel’s data recording unit where the seismic data is stored for subsequent processing and analysis. Our marine seismic products help steer streamers while being towed and help recover streamers if they become disconnected from the vessel.

Our seismic sensor, cable and connector products are compatible with most major competitive seismic data acquisition systems currently in use, and sales result primarily from seismic contractors purchasing our products as components of new seismic data acquisition systems or to repair and replace components of seismic data acquisition systems already in use.

Our wholly-owned subsidiary in the Russian Federation manufactures international standard geophones, sensors, seismic leader wire, seismic telemetry cables and related seismic products for customers in the Russian Federation and other international seismic marketplaces. Operating in foreign locations involves certain risks as discussed under the heading “Risk Factors – Our Foreign Subsidiaries and Foreign Marketing Efforts Face Additional Risks and Difficulties” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

Seismic Reservoir Products

We have developed permanently installed high-definition reservoir characterization products for ocean-bottom applications in producing oil and gas fields. We also produce a retrievable version of this ocean-bottom system for use on fields where permanently installed systems are not appropriate or economical. Seismic surveys repeated over selected time intervals show dynamic changes within the reservoir and can be used to monitor the effects of production. Utilizing these tools, producers can enhance the recovery of oil and gas deposits over the life of a reservoir.

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

Thermal Solution Products

Our thermal solutions product technologies were originally developed for seismic data processing applications. In 1995, we modified this technology for application in other markets. Our thermal printers include both thermal imagesetters for graphics applications and thermal plotters for seismic applications. In addition, our thermal solutions products include direct-to-screen systems, thermal printheads, dry thermal film, thermal transfer ribbon, and other thermal media. Our thermal imaging solutions produce images ranging in size from 12 to 54 inches wide and in resolution from 400 to 1,200 dots per inch. We market our thermal imaging solutions to a variety of industries, including the screen printing, point-of-sale, signage, flexographic and textile markets. We also continue to sell these products to our seismic customers.

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

We also distribute private label high-quality dry thermal media for use in our thermal printers and direct-to-screen systems. To fully meet the demands of the interrelationship between the thermal printhead and thermal media, we are attempting to modify our thermal printheads so that they interface optimally with these other thermal media. In addition, we are engaged in efforts to develop a new line of dry thermal film and ribbon in order to improve the image quality of our media for use with our printheads. Both efforts to modify our printheads and to improve our film have been on-going in recent periods, but at this time we are unable to provide any assurance that we can eliminate printhead and film interface issues in the near future or at all. In order to achieve more than marginal growth in our thermal solutions product business in future periods, we believe that it is important to continue our concentration of efforts on both our printhead changes and media improvements.

Worldwide Economic Crisis

Demand for many of our products depends primarily on the level of worldwide oil exploration activity and, to a lesser extent, natural gas exploration activities in North America. That activity, in turn, depends primarily on prevailing oil and gas prices and availability of seismic data. The 2008 escalation of the domestic financial crisis arising out of the meltdown of the subprime lending market has caused significant distress to many global financial lending institutions, leading to a broader global financial crisis and a tightening of the availability of commercial credit. Many economists have predicted a prolonged worldwide economic recession and a slow recovery in the credit markets. These recessionary fears, combined with a recent decline in worldwide demand for energy, have caused energy commodity prices to decline sharply. As expected, these events have led to a decline in energy exploration activities in North America and in certain international markets, and we began to see the effects of this decline on our business during the first fiscal quarter of 2009. We saw revenues decline for each of our seismic product lines, including significant declines in our Russian and Canadian seismic exploration markets. While demand for our seismic reservoir products is often sporadic, lower customer demand for these products created a significant shortfall in our revenues and profits for the quarter. We believe our seismic customers are likely to continue to scale back their activities until financial markets stabilize and demand for exploration activities increase.

The uncertainty of these global economic matters and their ultimate impact on energy exploration activities and on our customers’ ability to access credit markets is difficult to forecast, and a decline in the demand for our seismic products is likely to continue for the present time. In the past, we have described our business as “lumpy”. In this current environment, we expect our business levels will be even more erratic. Singular events will result in severe swings in our revenues in both positive and negative directions. The lack of usual levels of seismic reservoir product sales in the first fiscal quarter of 2009 is one such example. If these economic events continue into the foreseeable future, they could have a material adverse impact on our revenues and profits in fiscal year 2009 and in future years.

We continue to monitor the impact that these economic conditions may have on our operations. We believe that our current cash balances, cash flows from operations and cash borrowings available under our credit facility will provide sufficient resources to meet our working capital liquidity needs for the next twelve months.

Incentive Compensation Program

Despite the economic slowdown and the challenges our business will face as a result, we adopted an incentive compensation program for fiscal year 2009 whereby most employees will be eligible to begin earning incentive compensation upon the Company reaching a five percent pretax return on stockholders’ equity, determined as of September 30, 2008. We believe that our employees will see the incentive compensation program as a reason to continue to forge ahead. To be eligible to participate in the incentive compensation program, employees must participate in our Core Values Program. Based on our experience in prior years, we expect one hundred percent of our employees to participate in the Core Values Program. The incentive compensation program does not apply to the employees of our Russian subsidiary as such employees participate in a locally administered bonus program. Certain non-executive employees will be required to achieve specific goals to earn a significant portion of their total incentive compensation award. Bonus awards earned under this program will be paid out to eligible employees after the end of fiscal year 2009.

Upon reaching the five percent threshold under this proposed program, an incentive compensation accrual will be established equal to eighteen percent of the amount of any consolidated pretax profits above the five percent pretax return threshold. The maximum aggregate bonus available under the program for fiscal year 2009 is $3.8 million. Under this program, for the three months ended December 31, 2008 and 2007, we had accrued $0.1 million and $0.9 million, respectively, of incentive compensation expense.

Results of Operations

We report and evaluate financial information for two segments: Seismic and Thermal Solutions. As mentioned above, our results for the first fiscal quarter of 2009 evidence the economic slowdown and the decline in energy exploration activities worldwide. Summary financial data by business segment follows (in thousands):

	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007
Seismic
Seismic exploration product sales	$18,765	$20,290
Reservoir product sales and services	995	5,519
Industrial product sales	2,166	2,763

Total seismic sales	21,926	28,572
Operating income	4,145	6,816

Thermal Solutions
Net sales	3,738	3,283
Operating income (loss)	257	(95)

Corporate
Net sales	191	167
Operating loss	(1,830)	(1,907)

Consolidated Totals
Net sales	25,855	32,022
Operating income	2,572	4,814

Overview

Three months ended December 31, 2008 compared to three months ended December 31, 2007

Consolidated sales for the three months ended December 31, 2008 decreased by $6.2 million, or 19.3%, from the corresponding period of the prior fiscal year. The decrease in sales primarily reflects decreased demand for our seismic products.

Consolidated gross profits for the three months ended December 31, 2008 decreased by $3.1 million, or 27.8%, from the corresponding period of the prior fiscal year. The decreased gross profits are due to decreased sales. Consolidated gross profit margins were lower in the three months ended December 31, 2008 due to a significantly lower level of seismic reservoir product sales which generally yield higher profit margins.

Consolidated operating expenses for the three months ended December 31, 2008 decreased by $1.2 million, or 18.0%, from the corresponding period of the prior fiscal year. The decreased operating expenses primarily resulted from a $0.5 million decline in incentive compensation expense for our non-manufacturing employees, as discussed above under the heading “—Incentive Compensation Program” and from a $0.5 million decline in bad debt expenses.

Other income for the three months ended December 31, 2008 decreased by $0.6 million. This decrease occurred primarily because of a $0.5 million foreign exchange loss incurred by our subsidiaries in Canada and the Russian Federation. These foreign exchange losses resulted because U.S. dollar denominated intercompany debts at these subsidiaries were revalued due to weakening local currency conditions in both countries.

The United States statutory tax rate for the three months ended December 31, 2008 was 34.0%. Our effective tax rate for the three months ended December 31, 2008 was 35.7%. The higher effective rate resulted from a tax charge of $85,000 to revalue our U.S. deferred tax assets and liabilities at a lower statutory tax rate in anticipation of lower levels of future taxable income. Excluding this charge, the Company’s effective tax rate for the three months ended December 31, 2008 was 31.6% and benefited from (i) the manufacturers’/producers’ deduction and (ii) research and experimentation tax credits. Our effective tax rate for the three months ended December 31, 2007 was 32.2%. When compared to the statutory rate, our lower effective tax rate resulted from (i) lower tax rates applicable to income earned in foreign jurisdictions, (ii) the manufacturers’/producers’ deduction, and (iii) research and experimentation tax credits.

Seismic Products

Net Sales

Sales of our seismic products for the three months ended December 31, 2008 decreased by $6.6 million, or 23.3%, from the corresponding period of the prior fiscal year. The sales decrease was primarily due to a $4.5 million decline in sales of our reservoir products and a $2.4 million decline in seismic exploration sales from our subsidiaries located in Canada and the Russian Federation.

Operating Income

Our operating income associated with sales of our seismic products for the three months ended December 31, 2008 decreased by $2.7 million, or 39.2%, from the corresponding period of the prior fiscal year. The decrease in operating income primarily resulted from decreased sales of our seismic reservoir products which yield higher profit margins. In addition, during the three months ended December 31, 2007, we realized a gain of $0.4 million from the sale of a surplus property in the Russian Federation. The decreased operating income was partially offset by a $0.6 million decline in incentive compensation expense as discussed above under the heading “—Incentive Compensation Program”.

Thermal Solutions Products

Net Sales

Sales of our thermal solutions products for the three months ended December 31, 2008 increased by $0.5 million, or 13.9%, from the corresponding period of the prior fiscal year. This increase was primarily due to increased sales of thermal imaging equipment and was partially offset by weaker foreign currency sales at our subsidiary in the United Kingdom.

Operating Income (Loss)

Our operating income associated with sales of our thermal solutions products for the three months ended December 31, 2008 was $0.3 million, an increase of $0.4 million from the corresponding period of the prior fiscal year. Such improvement was primarily the result of increased sales and a $0.1 million decline in incentive compensation expense as discussed above under the heading “—Incentive Compensation Program”.

Liquidity and Capital Resources

At December 31, 2008, we had $1.7 million in cash and cash equivalents. For the three months ended December 31, 2008, we used approximately $5.2 million of cash from operating activities. Sources of cash generated in our operating activities resulted from net income of $1.3 million. Additional sources of cash include net non-cash charges of $1.5 million for depreciation, amortization, stock-based compensation, inventory obsolescence and bad debts. Other sources of cash included a $2.5 million decrease in accounts and notes receivable due to improved collections and a lower level of sales, and a $0.7 million increase in income taxes payable. These sources of cash were offset by (i) a $7.6 million increase in inventories resulting from the receipt of raw materials under purchase commitments and the production of targeted levels of our new wireless data acquisition system, (ii) a $3.3 million decrease in accrued expenses primarily resulting from the annual payment of accrued incentive compensation, and (iii) a $0.3 million increase in prepaid expenses and other assets. Until recent months, we have been in a period of significant demand for our products as well as the development of new product technologies, which has resulted in a build-up of our inventories to be able to continue to meet actual and anticipated future customer demands. Such increases in our inventory levels have resulted in an increase in our inventory obsolescence expense as the level of obsolete and slow moving inventories increase. The increased level of inventories has put greater demands on our management of inventories, and we are giving substantial attention to this area.

For the three months ended December 31, 2008, we used approximately $1.0 million of cash in investing activities for capital expenditures. We estimate that our total capital expenditures in fiscal year 2009 will be approximately $5.0 million.

For the three months ended December 31, 2008, we generated approximately $6.3 million of cash in financing activities primarily from net borrowings under the Credit Agreement, as discussed below.

On November 22, 2004, several of our subsidiaries entered into a credit agreement (as amended, the “Credit Agreement”) with a bank. Under the Credit Agreement, our borrower subsidiaries can borrow up to $25.0 million principally secured by their accounts receivable, inventories and equipment. The Credit Agreement expires on January 31, 2010. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial ratios, restricts our and our subsidiaries’ ability to pay dividends and contains other covenants customary in agreements of this type. We believe that the ratio of total liabilities to tangible net worth and the debt service coverage ratio could prove to be the most restrictive. The interest rate for borrowings under the Credit Agreement is, at our borrower subsidiaries’ option, a discounted prime rate or a LIBOR based rate. At December 31, 2008, there were borrowings of $16.2 million under the Credit Agreement and additional borrowings available of $8.8 million.

We plan to seek to extend the credit facility with our existing lender and expect to be able to do so, but have no assurances that we will be able to do so under favorable terms, particularly in light of the ongoing global financial crisis. The existing facility does not expire until January 31, 2010. We are able to borrow the full $25.0 million under the Credit Agreement subject to the maintenance of certain financial ratios. We anticipate that the existing cash balance as of December 31, 2008, cash flow from operations and borrowing availability under our existing credit facility will provide adequate cash flows and liquidity for the next twelve months to satisfy capital expenditure requirements, scheduled debt payments and fund operations.

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

Goodwill represents the excess of the purchase price of purchased businesses over the estimated fair value of the acquired business’ net assets. Under the Statement of Financial Accounting Standards, or “SFAS”, 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed periodically for impairment. Intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives; however, no maximum life applies. In accordance with the provisions of SFAS 142, we no longer record goodwill amortization expense. We review the carrying value of goodwill to determine whether there has been an impairment. We have elected to make September 30 the annual impairment assessment date and will perform additional interim impairment tests if a change in circumstances occurs that would indicate that the carrying value of goodwill may exceed its fair value amount. Under the SFAS 157, (“Fair Value Measurements”), framework and due to the lack of quoted prices for identical items or an independent market analysis, we estimate the fair market value based on Level 3 inputs using both a market and an income based approach. The goodwill impairment is tested at our Company’s seismic segment level as the goodwill relates to the purchase of seismic related companies. The impairment test uses a weighted average cost of capital. The growth rate is based on the projected inflation rate. The assessment is performed in two steps: step one is to test for potential impairment and if potential losses are identified, step two is to measure the impairment loss. We performed step one at September 30, 2008 and found that there were no impairments at that time; thus, step two was not necessary. In light of the current economy and market conditions, we will continue to determine if an interim test is necessary.

We are required to test for asset impairment relating to property and equipment whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable. We apply SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), in order to determine whether or not an asset is impaired. This standard requires an impairment analysis when indicators of impairment are present. If such indicators are present, the standard indicates that if the sum of the future expected cash flows from our assets, undiscounted and without interest charges, is less than the asset’s carrying value, an asset impairment must be recognized in the financial statements. The amount of the impairment is the difference between the fair value of the asset and the carrying value of the asset. In light of the current economy and market conditions, we will continue to determine if an impairment test is necessary.

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

We do not modify our normal billing and credit terms for these types of sales. As of December 31, 2008, we had no sales under bill and hold arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The following discussion of our exposure to various market risks contains “forward-looking” statements that involve risks and uncertainties. These projected results have been prepared utilizing certain assumptions considered reasonable in light of information currently available to us. Nevertheless, because of the inherent unpredictability of foreign currency rates and interest rates, as well as other factors, actual results could differ materially from those projected in this forward looking information.

We do not have any market risk as to market risk sensitive instruments entered into for trading purposes and have only very limited risk as to arrangements entered into other than for trading purposes. Further, we do not engage in commodity or commodity derivative instrument purchasing or selling transactions.

Foreign Currency and Operations Risk

One of our wholly-owned subsidiaries, OYO-GEO Impulse, is located in the Russian Federation. Therefore, our financial results may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions in the Russian Federation or changes in its political climate. Our consolidated balance sheet at December 31, 2008 reflected approximately $6.9 million of net working capital related to OYO-GEO Impulse. For third-party transactions, OYO-GEO Impulse both receives its income and pays its expenses primarily in rubles. To the extent that transactions of OYO-GEO Impulse are settled in rubles, a devaluation of the ruble versus the U.S. dollar could reduce any contribution from OYO-GEO Impulse to our consolidated results of operations and total comprehensive income as reported in U.S. dollars. We do not hedge the market risk with respect to our operations in the Russian Federation; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of rubles versus U.S. dollars to the extent such disruptions result in any reduced valuation of OYO-GEO Impulse’s net working capital or future contributions to our consolidated results of operations. At December 31, 2008, the foreign exchange rate of the U.S. dollar to the ruble was 1:29.5. If the U.S. dollar versus ruble exchange rate were to decline by ten percent, our working capital could decline by $0.7 million.

Foreign Currency Intercompany Accounts

From time to time, we provide access to capital to our foreign subsidiaries through U.S. dollar denominated interest bearing promissory notes. Such funds are generally used by our foreign subsidiaries to purchase capital assets and for general working capital needs. In addition, we sell products to our foreign subsidiaries in U.S. dollars on trade credit terms. Because these U.S. dollar denominated intercompany debts are accounted for in the local currency of our foreign subsidiaries, any appreciation or devaluation of such foreign currencies against the U.S. dollar will result in a gain or loss, respectively, to our consolidated statement of operations. At December 31, 2008, we had outstanding accounts receivable of $2.8 million and $0.1 million from our subsidiaries in Canada and the Russian Federation, respectively. At December 31, 2008, the foreign exchange rate of the U.S. dollar to the Canadian Dollar was 1:1.2 and the foreign exchange rate of the U.S. dollar to ruble was 1:29.5. If the U.S. dollar exchange rate were to decline by ten percent, our intercompany accounts and notes receivable could decline by $0.3 million in Canada and $10,000 in the Russian Federation.

Floating Interest Rate Risk

The Credit Agreement and the real estate mortgage agreement for our Pinemont facility each contain a floating interest rate. These floating interest rates subject us to the risk of increased interest costs associated with any upward movements in bank market interest rates. Under the Credit Agreement, our borrowing interest rate is a discounted prime lending rate or a LIBOR based rate, whichever we select. Under the real estate mortgage agreement, our borrowing rate is a LIBOR based rate plus 150 basis points. As of December 31, 2008, we had borrowings of $16.2 million under the Credit Agreement at a borrowing rate of 1.9% and had standby letters of credit outstanding in the amount of $7,500. We also had borrowings of $8.5 million outstanding under our real estate mortgage agreement at a rate of 2.9%. Due to the amount of borrowings outstanding under these facilities, including potential borrowings available under the Credit Agreement, any increased interest costs associated with movements in market interest rates could be material to our financial condition, results of operations and/or cash flow. At December 31, 2008, based on our current level of borrowings, a 1.0% increase in interest rates would increase our interest expense annually by approximately $0.2 million.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of December 31, 2008 of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report has been made known to them in a timely fashion.

No changes in the Company’s internal controls over financial reporting occurred during the quarterly period ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 6.	Exhibits

The following exhibits are filed with this Report on Form 10-Q.

10.1	OYO Geospace Corporation Fiscal Year 2009 Bonus Plan.

10.2	First Amendment effective October 1, 2008 to Employment Agreement dated as of August 1, 1997, between the Company and Gary D. Owens.

10.3	First Amendment effective October 1, 2008 to Employment Agreement dated as of August 1, 1997, between the Company and Michael J. Sheen.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OYO GEOSPACE CORPORATION

Date:	February 6, 2009	By:	/s/ Gary D. Owens
Gary D. Owens, Chairman of the Board
President and Chief Executive Officer
(duly authorized officer)

Date:	February 6, 2009	By:	/s/ Thomas T. McEntire
Thomas T. McEntire
Chief Financial Officer
(principal financial officer)