Form 10-Q
period 2009-03-31
OYO GEOSPACE CORP
filed 2009-05-08
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2009 OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from              to

Commission file number 001-13601

OYO GEOSPACE CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	76-0447780
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7007 Pinemont Drive

Houston, Texas 77040-6601

(Address of Principal Executive Offices) (Zip Code)

(713) 986-4444

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 5,943,708 shares of the Registrant’s Common Stock outstanding as of the close of business on May 4, 2009.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2009	September 30, 2008
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,361	$1,562
Trade accounts receivable, net	11,809	21,546
Current portion of notes receivable, net	15,577	10,874
Inventories, net	66,342	64,396
Deferred income tax asset	2,995	2,931
Prepaid expenses and other current assets	2,232	2,635

Total current assets	100,316	103,944

Rental equipment, net	3,141	3,014
Property, plant and equipment, net	38,135	40,543
Patents, net	925	1,057
Goodwill	1,843	1,843
Non-current deferred income tax asset	1,113	624
Non-current notes receivable, net	886	7,146
Other assets	1,319	1,209

Total assets	$147,678	$159,380

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Book overdrafts	$405	$35
Notes payable and current maturities of long-term debt	718	709
Accounts payable trade	4,336	8,210
Accrued expenses and other current liabilities	5,188	9,922
Deferred revenue	2,233	962
Deferred income tax liability	68	78
Income tax payable	279	1,553

Total current liabilities	13,227	21,469

Long-term debt, net of current maturities	17,942	19,526
Non-current deferred income tax liabilities	—	1,022

Total liabilities	31,169	42,017

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock	59	59
Additional paid-in capital	42,166	42,030
Retained earnings	76,349	73,780
Accumulated other comprehensive income (loss)	(2,065)	1,494

Total stockholders’ equity	116,509	117,363

Total liabilities and stockholders’ equity	$147,678	$159,380

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
Sales	$23,510	$36,399	$49,365	$68,421
Cost of sales	16,368	25,991	34,203	46,899

Gross profit	7,142	10,408	15,162	21,522

Operating expenses:
Selling, general and administrative	3,396	4,508	7,120	8,676
Research and development	1,911	2,038	3,810	4,230
Bad debt expense (recovery)	79	(248)	(89)	46

Total operating expenses	5,386	6,298	10,841	12,952

Gain on sale of assets	—	362	7	716

Income from operations	1,756	4,472	4,328	9,286

Other income (expense):
Interest expense	(136)	(250)	(411)	(435)
Interest income	307	453	636	725
Foreign exchange losses	(21)	(11)	(561)	(16)
Other, net	(57)	2	(63)	(10)

Total other income (expense), net	93	194	(399)	264

Income before income taxes	1,849	4,666	3,929	9,550
Income tax expense	617	1,459	1,360	3,032

Net income	$1,232	$3,207	$2,569	$6,518

Basic earnings per share	$0.21	$0.54	$0.43	$1.10

Diluted earnings per share	$0.20	$0.53	$0.42	$1.06

Weighted average shares outstanding—Basic	5,937,144	5,905,946	5,936,822	5,899,351

Weighted average shares outstanding—Diluted	6,035,314	6,096,332	6,069,615	6,141,637

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended March 31, 2009	Six Months Ended March 31, 2008
Cash flows from operating activities:
Net income	$2,569	$6,518
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax expense (benefit)	204	(476)
Depreciation	2,519	2,137
Amortization	123	122
Stock-based compensation expense	116	17
Inventory obsolescence reserve	697	571
(Gain) loss on disposal of property, plant and equipment	7	(718)
Bad debt expense (recovery)	(89)	46
Effects of changes in operating assets and liabilities:
Trade accounts and notes receivable	10,457	(11,690)
Inventories	(6,056)	(5,723)
Prepaid expenses and other assets	—	213
Accounts payable	(3,606)	1,292
Accrued expenses and other	(4,939)	(1,643)
Deferred revenue	1,386	(1,365)
Income tax payable	(1,247)	(689)

Net cash provided by (used in) operating activities	2,141	(11,388)

Cash flows from investing activities:
Proceeds from the sale of property, plant and equipment	23	736
Capital expenditures	(1,291)	(5,137)

Net cash used in investing activities	(1,268)	(4,401)

Cash flows from financing activities:
Change in book overdrafts	370	—
Net borrowings (principal payments) under line of credit	(1,223)	8,740
Borrowings under mortgage loans	—	8,800
Principal payments on mortgage loans	(352)	(2,741)
Excess tax benefit from share-based compensation	8	410
Proceeds from exercise of stock options	16	428

Net cash provided by (used in) financing activities	(1,181)	15,637

Effect of exchange rate changes on cash	107	(388)

Decrease in cash and cash equivalents	(201)	(540)

Cash and cash equivalents, beginning of period	1,562	3,013

Cash and cash equivalents, end of period	$1,361	$2,473

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet of OYO Geospace Corporation and its subsidiaries (the “Company”) at September 30, 2008 was derived from the Company’s audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 2009 and the consolidated statements of operations for the three and six months ended March 31, 2009 and 2008, and the consolidated statements of cash flows for the six months ended March 31, 2009 and 2008 were prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows were made. The results of operations for the three and six months ended March 31, 2009 are not necessarily indicative of the operating results for a full year or of future operations.

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

Occasionally seismic customers are not able to take immediate delivery of products which were specifically manufactured to the customer’s specifications. These occasions generally occur when customers face logistical issues such as project delays or delays with their seismic crew deployment. In these instances, customers have asked the Company to hold the equipment for a short period of time until they can take physical delivery of the product (referred to as “bill and hold” arrangements). The Company does not modify its normal billing and credit terms for these types of sales. As of March 31, 2009, there were no sales under bill and hold arrangements.

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

Product Warranties

The Company offers a standard product warranty obligating it to repair or replace equipment with manufacturing defects. The Company maintains a reserve for future warranty costs based on historical experience or, in the absence of historical product experience, management’s estimates. Changes in the warranty reserve are reflected in the following table (in thousands):

Balance at the beginning of the period (October 1, 2008)	$1,147
Accruals for warranties issued during the period	1,126
Accruals related to pre-existing warranties (including changes in estimates)	—
Settlements made (in cash or in kind) during the period	(1,188)

Balance at the end of the period (March 31, 2009)	$1,085

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2. Earnings Per Common Share

The following table summarizes the calculation of net earnings and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings per share (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
Net earnings available to common stockholders	$1,232	$3,207	$2,569	$6,518

Weighted average number of common shares outstanding—basic	5,937,144	5,905,946	5,936,822	5,899,351
Weighted average number of common share equivalents outstanding	98,170	190,386	132,793	242,286

Weighted average number of common shares and common share equivalents outstanding—diluted	6,035,314	6,096,332	6,069,615	6,141,637

Basic earnings per common share	$0.21	$0.54	$0.43	$1.10

Diluted earnings per common share	$0.20	$0.53	$0.42	$1.06

Options totaling 161,400 and zero shares of common stock for the three months ended March 31, 2009 and March 31, 2008, respectively, and options totaling 159,300 and zero shares of common stock for the six months ended March 31, 2009 and 2008, respectively, were not included in the computation of weighted average shares because the impact of these options was antidilutive.

3. Comprehensive Income

Comprehensive income includes all changes in a company’s equity, except those resulting from investments by and distributions to stockholders. The following table summarizes the components of comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
Net income	$1,232	$3,207	$2,569	$6,518

Foreign currency translation adjustments	(1,190)	302	(3,559)	78

Total comprehensive income (loss)	$42	$3,509	$(990)	$6,596

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4. Trade Accounts and Notes Receivable

The Company’s current trade accounts receivable consisted of the following (in thousands):

	March 31, 2009	September 30, 2008
Trade accounts receivable	$12,795	$22,875
Allowance for doubtful accounts	(986)	(1,329)

	$11,809	$21,546

The allowance for doubtful accounts represents the Company’s best estimate of probable credit losses. The Company determines the allowance based upon historical experience and a review of its balances. Accounts receivable balances are charged off against the allowance whenever it is probable that the receivable will not be recoverable.

At each of March 31, 2009 and September 30, 2008, the Company’s current notes receivable was $15.6 million and $10.9 million, respectively. The Company also had notes receivable of $0.9 million and $7.1 million classified as long-term at March 31, 2009 and September 30, 2008, respectively. The Company had a reserve for doubtful notes of zero at March 31, 2009 and September 30, 2008. Notes receivable are generally collateralized by the products sold and bear interest at rates ranging up to 12.0% per year.

5. Inventories

Inventories consist of the following (in thousands):

	March 31, 2009	September 30, 2008
Finished goods	$20,134	$14,968
Work-in-process	11,565	17,883
Raw materials	39,156	35,484
Obsolescence reserve	(4,513)	(3,939)

	$66,342	$64,396

The Company’s reserve for slow moving and obsolete inventories is analyzed and adjusted periodically to reflect the Company’s best estimate of the net realizable value of such inventories.

During the six months ended March 31, 2009, the Company transferred $1.4 million of equipment from inventories to rental equipment.

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

The following tables summarize the Company’s segment information (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
Net sales:
Seismic	$20,372	$32,064	$42,298	$60,636
Thermal solutions	2,931	4,170	6,669	7,453
Corporate	207	165	398	332

Total	$23,510	$36,399	$49,365	$68,421

Income (loss) from operations:
Seismic	$3,486	$5,779	$7,631	$12,595
Thermal solutions	(77)	920	180	825
Corporate	(1,653)	(2,227)	(3,483)	(4,134)

Total	$1,756	$4,472	$4,328	$9,286

7. Credit Agreement

On November 22, 2004, several of the Company’s subsidiaries entered into a credit agreement (the “Original Credit Agreement”) with a bank. The Original Credit Agreement has been amended periodically since 2004, and most recently on April 30, 2009 (as so amended, the “Credit Agreement”). Under the Credit Agreement, the Company’s borrower subsidiaries can borrow up to $25.0 million principally secured by their accounts receivable, inventories and equipment. The Credit Agreement expires on April 30, 2011. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial ratios, restricts the Company and its subsidiaries’ ability to pay dividends and contains other covenants customary in agreements of this type. The Company believes the most restrictive covenants in the Credit Agreement are (i) the fixed charge coverage ratio of EBITDA to certain charges, and (ii) the cash flow leverage ratio of total borrowings (excluding real estate borrowings) to adjusted EBITDA. The interest rate for borrowings under the Credit Agreement is a LIBOR based rate with a margin spread of 300-400 basis points depending upon the maintenance of certain ratios. At March 31, 2009, there were borrowings of $8.8 million under the Credit Agreement, standby letters of credit outstanding in the amount of $1.6 million and additional borrowings available of $14.6 million.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8. Income Taxes

The United States statutory tax rate for the periods ended March 31, 2009 and 2008 was 34.0% and 35.0%, respectively. The Company’s effective tax rates for the three months ended March 31, 2009 and 2008 was 33.4% and 31.3%, respectively. These slightly lower effective tax rates primarily resulted from the manufacturers’/producers’ deduction and research and experimentation tax credits. The Company’s effective rate for the six months ended March 31, 2009 and 2008 was 34.6% and 31.7%, respectively. The slightly higher effective tax rate for the six months ended March 31, 2009 resulted from a tax charge of $85,000 in the quarter ended December 31, 2008 to revalue the Company’s U.S. deferred tax assets and liabilities at a lower statutory tax rate in anticipation of lower levels of future taxable income. Offsetting this charge for the six months ended March 31, 2009 and contributing to the lower effective tax rate in the six months ended March 31, 2008 were benefits from the manufacturers’/producers’ deduction and research and experimentation tax credits.

The U.S. Internal Revenue Service (“IRS”) conducted an audit of the Company’s fiscal year 2006 U.S. Federal income tax return. During the second fiscal quarter of 2009 the Company settled the IRS audit without the payment of additional income taxes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the major elements of our consolidated financial statements. You should read this discussion and analysis together with our consolidated financial statements, including the accompanying notes, and other detailed information appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Industry Overview

OYO Geospace Corporation is a Delaware corporation incorporated on September 13, 1997. Unless otherwise specified, the discussion in this Quarterly Report on Form 10-Q refers to OYO Geospace Corporation and its subsidiaries. We design and manufacture instruments and equipment used in the acquisition and processing of seismic data as well as in the characterization and monitoring of producing oil and gas reservoirs. Demand for our products has been, and will likely continue to be, vulnerable to downturns in the economy and the oil and gas industry in general. During recent months, there has been substantial volatility and a decline in oil and natural gas prices. Please refer to the risks discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008 and in Item 1A of this Quarterly Report on Form 10-Q for more information.

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

In addition, we produce seismic borehole acquisition systems which employ a fiber optic augmented wireline capable of very high data transmission rates. These systems are used for several reservoir characterization applications, including an application pioneered by us allowing operators and service companies to monitor and measure the results of fracturing operations. Our customers are deploying these borehole systems in the United States, Canada, China and the Middle East.

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

Worldwide Economic Crisis

Demand for many of our products depends primarily on the level of worldwide oil exploration activity and, to a lesser extent, natural gas exploration activities in North America. That activity, in turn, depends primarily on prevailing oil and gas prices and availability of seismic data. The 2008 escalation of the domestic financial crisis arising out of the meltdown of the subprime lending market has caused significant distress to many global financial lending institutions, leading to a broader global financial crisis and a tightening of the availability of commercial credit. Many economists have predicted a prolonged worldwide economic recession and a slow recovery in the credit markets. These recessionary fears, combined with a recent decline in worldwide demand for energy, have caused energy commodity prices to decline sharply. As expected, these events have led to a decline in energy exploration activities in North America and in certain international markets, and we began to see the effects of this decline on our business during the first fiscal quarter of 2009. We saw revenues decline for each of our seismic product lines, including significant declines in our Russian and Canadian seismic exploration markets. While demand for our seismic reservoir products is often sporadic, lower customer demand for these products created a significant shortfall in our revenues and profits during the first six months of fiscal year 2009. We believe our seismic customers are likely to continue to scale back their activities until financial markets stabilize and demand for exploration activities increases.

The uncertainty of these global economic matters and their ultimate impact on energy exploration activities and on our customers’ ability to access credit markets is difficult to forecast, and a decline in the demand for our seismic products is likely to continue for the present time. In the past, we have described our business as “lumpy”. In this current environment, we expect our business levels will be even more erratic. Singular events will result in severe swings in our revenues in both positive and negative directions. The lack of usual levels of seismic reservoir product sales in the first and second fiscal quarters of 2009 is one such example. If these economic events continue into the foreseeable future, they could have a material adverse impact on our revenues and profits for the remainder of fiscal year 2009 and in future years.

We continue to monitor the impact that these economic conditions may have on our operations. We believe that our current cash balances, cash flows from operations and cash borrowings available under our credit facility will provide sufficient resources to meet our working capital liquidity needs for the next twelve months.

Incentive Compensation Program

Despite the economic slowdown and the challenges our business will face as a result, we adopted an incentive compensation program for fiscal year 2009 whereby most employees will be eligible to begin earning incentive compensation upon the Company reaching a five percent pretax return on stockholders’ equity, determined as of September 30, 2008. We believe that our employees will see the incentive compensation program as a reason to continue to forge ahead. To be eligible to participate in the incentive compensation program, employees must participate in our Core Values Program. Based on our experience in prior years, we expect one hundred percent of our eligible employees to participate in the Core Values Program. The incentive compensation program does not apply to the employees of our Russian subsidiary as such employees participate in a locally administered bonus program. Certain non-executive employees will be required to achieve specific goals to earn a significant portion of their total incentive compensation award. If any bonus awards are earned under this program, such awards will be paid out to eligible employees after the end of fiscal year 2009.

Upon reaching the five percent threshold under this program, an incentive compensation accrual will be established equal to eighteen percent of the amount of any consolidated pretax profits above the five percent pretax return threshold. The maximum aggregate bonus available under the program for fiscal year 2009 is $3.8 million. Under this program, for the six months ended March 31, 2009 and 2008, we had accrued $0.2 million and $1.7 million, respectively, of incentive compensation expense. Should our operating results weaken during the remainder of fiscal year 2009, existing bonus accruals may be reduced or eliminated altogether in accordance with the terms of the incentive compensation program.

Results of Operations

We report and evaluate financial information for two segments: Seismic and Thermal Solutions. As mentioned above, our fiscal year 2009 results evidence the economic slowdown and the decline in energy exploration activities worldwide. Summary financial data by business segment follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
Seismic
Exploration product revenue	$15,713	$24,727	$34,477	$45,016
Reservoir product and service revenue	2,687	3,988	3,683	9,508
Industrial product revenue	1,972	3,349	4,138	6,112

Total seismic revenues	20,372	32,064	42,298	60,636
Operating income	3,486	5,779	7,631	12,595

Thermal Solutions
Revenue	2,931	4,170	6,669	7,453
Operating income (loss)	(77)	920	180	825

Corporate
Revenue	207	165	398	332
Operating loss	(1,653)	(2,227)	(3,483)	(4,134)

Consolidated Totals
Revenue	23,510	36,399	49,365	68,421
Operating income	1,756	4,472	4,328	9,286

Overview

Three and six months ended March 31, 2009 compared to three and six months ended March 31, 2008

Consolidated sales for the three months ended March 31, 2009 decreased by $12.9 million, or 35.4%, from the corresponding period of the prior fiscal year. Consolidated sales for the six months ended March 31, 2009 decreased by $19.1 million, or 27.9%, from the corresponding period of the prior fiscal year. The decrease in sales for both periods stems from the decline in customer demand for our products as a result of effects of the worldwide economic slowdown and its impact on energy exploration.

Consolidated gross profits decreased by $3.3 million, or 31.4%, from the corresponding period of the prior fiscal year. Consolidated gross profits for the six months ended March 31, 2009 decreased by $6.4 million, or 29.6%, from the corresponding period of the prior fiscal year. The decline in gross profits for both periods was caused by a decline in sales of our products.

Consolidated operating expenses for the three months ended March 31, 2009 decreased by $0.9 million, or 14.5%, from the corresponding period of the prior fiscal year. Consolidated operating expenses for the six months ended March 31, 2009 decreased by $2.1 million, or 16.3%, from the corresponding period of the prior fiscal year. Reduced operating expenses reflect initiatives taken by management in response to a decline in sales, and also reflects the impact of reduced incentive compensation expenses caused by lower consolidated pretax profits.

Other income for the three months ended March 31, 2009 decreased by $0.1 million due to reduced levels of interest income from customer promissory notes and from increased foreign exchange losses. Other income for the six months ended March 31, 2009 decreased by $0.7 million primarily because of a $0.6 million foreign exchange loss incurred by our subsidiaries in Canada and the Russian Federation. Foreign exchange losses occurred in both periods because U.S. dollar denominated intercompany debts at these subsidiaries were revalued due to weakening local currency conditions in both countries.

The United States statutory tax rate for the periods ended March 31, 2009 and 2008 was 34.0% and 35.0%, respectively. Our effective tax rates for the three months ended March 31, 2009 and 2008 was 33.4% and 31.3%, respectively. These slightly lower effective tax rates primarily resulted from the manufacturers’/producers’ deduction and research and experimentation tax credits. Our effective rate for the six months ended March 31, 2009 and 2008 was 34.6% and 31.7%, respectively. The slightly higher effective tax rate for the six months ended March 31, 2009 resulted from a tax charge of $85,000 in the quarter ended December 31, 2008 to revalue our U.S. deferred tax assets and liabilities at a lower statutory tax rate in anticipation of lower levels of future taxable income. Offsetting this charge for the six months ended March 31, 2009 and contributing to the lower effective tax rate in the six months ended March 31, 2008 were benefits from the manufacturers’/producers’ deduction and research and experimentation tax credits.

Seismic Products

Net Sales

Sales of our seismic products for the three months ended March 31, 2009 decreased by $11.7 million, or 36.5%, from the corresponding period of the prior fiscal year. Sales of our seismic products for the six months ended March 31, 2009 decreased by $18.3 million, or 30.2%, from the corresponding period of the prior fiscal year. All product categories contributed to this sales decline which reflects the significant reduction in oil and gas exploration and development activities precipitated by the global economic crisis and the rapid decline of oil and gas commodity prices in recent months.

Operating Income

Our operating income associated with sales of our seismic products for the three months ended March 31, 2009 decreased by $2.3 million, or 39.7%, from the corresponding period of the prior fiscal year. Our operating income associated with sales of our seismic products for the six months ended March 31, 2009 decreased by $5.0 million, or 39.4%, from the corresponding period of the prior fiscal year. These significant declines in our operating income are directly related to the decline in product sales for both periods.

Thermal Solutions Products

Net Sales

Sales of our thermal solutions products for the three months ended March 31, 2009 decreased by $1.2 million, or 29.7%, from the corresponding period of the prior fiscal year. Sales of our thermal solutions products for the six months ended March 31, 2009 decreased by $0.8 million, or 10.5%, from the corresponding period of the prior fiscal year. The decline in sales for both periods resulted from weaker demand of all thermal product categories due to a weakening economic climate impacting many of our smaller customers in this business segment.

Operating Income (Loss)

Our operating loss associated with sales of our thermal solutions products for the three months ended March 31, 2009 was $0.1 million compared to operating income of $0.9 million from the corresponding period of the prior fiscal year. Our operating income associated with sales of our thermal imaging products for the six months ended March 31, 2009 was $0.2 million compared to operating income of $0.8 million from the prior year. The decline in operating income for both periods is directly related to the significant decline in our thermal product sales.

Liquidity and Capital Resources

At March 31, 2009, we had $1.4 million in cash and cash equivalents. For the six months ended March 31, 2009, we generated approximately $2.1 million of cash from operating activities. Sources of cash generated in our operating activities resulted from net income of $2.6 million. Additional sources of cash include net non-cash charges of $3.4 million for depreciation, amortization, stock-based compensation, inventory obsolescence and bad debts. Other sources of cash included a $10.5 million decrease in accounts and notes receivable due to improved collections and lower levels of product sales, and a $1.4 million increase in deferred revenue resulting from advance payments from customers for future product deliveries. These sources of cash were offset by (i) a $6.1 million increase in inventories resulting from the receipt in our first fiscal quarter of raw materials under purchase commitments and the production of targeted levels of our new wireless data acquisition system, (ii) a $4.9 million decrease in accrued expenses primarily resulting from the annual payment of (a) real and personal property taxes and (b) accrued incentive compensation for fiscal year 2008 and reduced incentive compensation accruals in fiscal year 2009, and (iii) a $3.6 million decrease in accounts payable due to a recent decline in receipts of raw materials and other expense reductions. Until recent months, we have been in a period of significant demand for our products as well as the development of new product technologies, which has resulted in a build-up of our inventories to be able to continue to meet actual and anticipated future customer demands. Such increases in our inventory levels have resulted in an increase in our inventory obsolescence expense as the level of obsolete and slow moving inventories increase. Although we reduced our levels of inventories during the three months ended March 31, 2009, the increased level of inventories has put greater demands on our management of inventories, and we continue to give substantial attention to this area.

For the six months ended March 31, 2009, we used approximately $1.3 million of cash in investing activities for capital expenditures. We estimate that our total capital expenditures in fiscal year 2009 will be approximately $2.0 million. The process of converting existing finished goods inventories into rental equipment is not considered a capital expenditure in our cash flow statement. During the six months ended March 31, 2009, we converted $1.4 million of inventories into rental equipment.

For the six months ended March 31, 2009, we used approximately $1.2 million of cash in financing activities primarily to reduce our net borrowings under the Credit Agreement, as discussed below.

On November 22, 2004, several of our subsidiaries entered into a credit agreement (the “Original Credit Agreement”) with a bank. The Original Credit Agreement has been amended periodically since 2004, and most recently on April 30, 2009 (as so amended, the “Credit Agreement”). Under the Credit Agreement, our borrower subsidiaries can borrow up to $25.0 million principally secured by their accounts receivable, inventories and equipment. The Credit Agreement expires on April 30, 2011. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial ratios, restricts our and our subsidiaries’ ability to pay dividends and contains other covenants customary in agreements of this type. We believe the most restrictive covenants in the Credit Agreement are (i) the fixed charge coverage ratio of EBITDA to certain charges, and (ii) the cash flow leverage ratio of total borrowings (excluding real estate borrowings) to adjusted EBITDA. We believe these covenants are more restrictive than covenants contained in the Credit Agreement as in effect prior to the April 30, 2009 amendment, and future borrowings available under the Credit Agreement could be limited or completely restricted if future operating results deteriorate. The interest rate for borrowings under the Credit Agreement is a LIBOR based rate with a margin spread of 300-400 basis points depending upon the maintenance of certain ratios. This LIBOR margin spread is larger than the spread that was provided for under the Credit Agreement as in effect prior to the April 30, 2009 amendment, and our interest cost associated with future borrowings will increase accordingly. At March 31, 2009, there were borrowings of $8.8 million under the Credit Agreement, standby letters of credit outstanding in the amount of $1.6 million and additional borrowings available of $14.6 million. On a pro forma basis, assuming the recent amendment of the Original Credit Agreement occurred on March 31, 2009, additional borrowings available under the Credit Agreement were $14.6 million (the full $25.0 million credit facility would have been available).

We anticipate that the existing cash balance as of March 31, 2009, cash flow from operations and borrowing availability under the Credit Agreement will provide adequate cash flows and liquidity for the next twelve months to satisfy capital expenditure requirements, scheduled debt payments and fund operations.

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

Goodwill represents the excess of the purchase price of purchased businesses over the estimated fair value of the acquired business’ net assets. Under the Statement of Financial Accounting Standards, or “SFAS”, 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed periodically for impairment. Intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives; however, no maximum life applies. In accordance with the provisions of SFAS 142, we no longer record goodwill amortization expense. We review the carrying value of goodwill to determine whether there has been an impairment. We have elected to make September 30 the annual impairment assessment date and will perform additional interim impairment tests if a change in circumstances occurs that would indicate that the carrying value of goodwill may exceed its fair value amount. Due to the lack of quoted prices for identical items or an independent market analysis, under the SFAS 157 (“Fair Value Measurements”) framework, we estimate the fair market value based on Level 3 inputs using both a market and an income based approach. The goodwill impairment is tested at our Company’s seismic segment level as the goodwill relates to the purchase of seismic related companies. The impairment test uses a weighted average cost of capital. The growth rate is based on the projected inflation rate. The assessment is performed in two steps: step one is to test for potential impairment and if potential losses are identified, step two is to measure the impairment loss. We performed step one at September 30, 2008 and found that there were no impairments at that time; thus, step two was not necessary. In light of the current economy and market conditions, we will continue to determine if an interim test is necessary.

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

We do not modify our normal billing and credit terms for these types of sales. As of March 31, 2009, we had no sales under bill and hold arrangements.

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

Foreign Currency and Operations Risk

One of our wholly-owned subsidiaries, OYO-GEO Impulse, is located in the Russian Federation. Therefore, our financial results may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions in the Russian Federation or changes in its political climate. Our consolidated balance sheet at March 31, 2009 reflected approximately $6.0 million of net working capital related to OYO-GEO Impulse. For third-party transactions, OYO-GEO Impulse both receives its income and pays its expenses primarily in rubles. To the extent that transactions of OYO-GEO Impulse are settled in rubles, a devaluation of the ruble versus the U.S. dollar could reduce any contribution from OYO-GEO Impulse to our consolidated results of operations and total comprehensive income as reported in U.S. dollars. We do not hedge the market risk with respect to our operations in the Russian Federation; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of rubles versus U.S. dollars to the extent such disruptions result in any reduced valuation of OYO-GEO Impulse’s net working capital or future contributions to our consolidated results of operations. At March 31, 2009, the foreign exchange rate of the U.S. dollar to the ruble was 1:34.1. If the U.S. dollar versus ruble exchange rate were to decline by ten percent, our working capital could decline by $0.6 million.

Foreign Currency Intercompany Accounts

From time to time, we provide access to capital to our foreign subsidiaries through U.S. dollar denominated interest bearing promissory notes. Such funds are generally used by our foreign subsidiaries to purchase capital assets and for general working capital needs. In addition, we sell products to our foreign subsidiaries in U.S. dollars on trade credit terms. Because these U.S. dollar denominated intercompany debts are accounted for in the local currency of our foreign subsidiaries, any appreciation or devaluation of such foreign currencies against the U.S. dollar will result in a gain or loss, respectively, to our consolidated statement of operations. At March 31, 2009, we had outstanding accounts receivable of $2.2 million and $30,000 from our subsidiaries in Canada and the United Kingdom, respectively. At March 31, 2009, the foreign exchange rate of the U.S. dollar to the Canadian Dollar was 1:1.2 and the foreign exchange rate of the U.S. dollar to British Pound was 1:0.7. If the U.S. dollar exchange rate were to decline by ten percent, our intercompany accounts and notes receivable could decline by $0.2 million in Canada and $3,000 in the United Kingdom.

Floating Interest Rate Risk

The Credit Agreement and the real estate mortgage agreement for our Pinemont facility each contain a floating interest rate. These floating interest rates subject us to the risk of increased interest costs associated with any upward movements in bank market interest rates. Under the Credit Agreement as in effect prior to April 30, 2009, our borrowing interest rate was a discounted prime lending rate or a LIBOR based rate, whichever we selected. Under the Credit Agreement as most recently amended, our borrowing interest rate is a LIBOR based rate plus 300 – 400 basis points. Under the real estate mortgage agreement, our borrowing rate is a LIBOR based rate plus 150 basis points. As of March 31, 2009, we had borrowings of $8.8 million under the Credit Agreement as in effect prior to April 30, 2009 at a borrowing rate of 1.9%. We also had borrowings of $8.4 million outstanding under our real estate mortgage agreement at a rate of 2.1%. Due to the amount of borrowings outstanding under these facilities, including additional potential borrowings available under the Credit Agreement, any increased interest costs associated with movements in market interest rates could be material to our financial condition, results of operations and/or cash flow. At March 31, 2009, based on our current level of borrowings, a 1.0% increase in interest rates would increase our interest expense annually by approximately $0.2 million.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of March 31, 2009 of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective.

No changes in the Company’s internal controls over financial reporting occurred during the quarterly period ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1A.	Risk Factors

We Have No Generator at the Pinemont Facility

Due to its proximity to the Texas Gulf Coast, our Pinemont facility is annually subject to the threat of hurricanes, and the aftermath that follows. Hurricanes may cause, among other types of damage, the loss of electrical power for extended periods of time. If we lost electrical power at the Pinemont facility, we would be unable to continue our manufacturing and information technology operations during the power outage because we do not have own a generator or any other back-up power source large enough to provide for our power consumption needs. A significant disruption in our manufacturing and information technology operations could materially and adversely affect our business operations during an extended period of a power outage.

The Credit Agreement Imposes Restrictions on Our Business

Several of our subsidiaries are borrowers under a credit agreement with a bank. The credit agreement contains covenants and requires financial ratios and tests, which impose restrictions on our business and on the business of our borrower-subsidiaries. The most recent amendment to the credit agreement further tightened certain of these financial covenants. We currently believe that the most restrictive covenants in the credit agreement are (i) the fixed charge coverage ratio of EBITDA to certain charges, and (ii) the cash flow leverage ratio of total borrowings (excluding real estate borrowings) to adjusted EBITDA. Our ability to comply with these restrictions may be affected by events beyond our control, including, but not limited to, prevailing economic, financial and industry conditions and continuing declines in our sales of products. The breach of any of these covenants or restrictions, as well as any failure to make a payment of interest or principal when due, could result in a default under the credit agreement. Such a default would permit our lender to declare all amounts borrowed from it to be due and payable, together with accrued and unpaid interest, and the ability to borrow under the credit agreement could be terminated. If we are unable to repay debt to our lender, the lender could proceed against the collateral securing that debt. While we intend to seek alternative sources of cash in such a situation, there is no guarantee that any alternative cash source would be available, or would be available on terms favorable to us.

Item 4.	Submission of Matters to a Vote of Security Holders

On February 23, 2009, we held our Annual Meeting of Stockholders (the “Meeting”). At the Meeting, our stockholders approved three proposals. Proposal 1 related to the election of Katsuhiko Kobayashi, Michael J. Sheen and Charles H. Still, as directors, each holding office until the 2012 Annual Meeting of Stockholders or until his successor is duly elected and qualified. Proposal 2 related to the approval of the OYO Geospace Executive Officer Annual Bonus Plan. Proposal 3 related to the ratification of the appointment by the audit committee of the board of directors of UHY LLP, independent public accountants, as auditors for the year ending September 30, 2009. The results of the voting follows:

	For	Withheld
Proposal 1
Katsuhiko Kobayashi	5,410,997	94,008
Michael J. Sheen	5,410,258	94,747
Charles H. Still	5,080,474	424,531

	For	Against	Abstain
Proposal 2	5,349,686	137,627	17,692

Proposal 3	5,470,903	12,487	21,615

The total voted shares represented by proxy and in person was 5,505,005.

Item 6.	Exhibits

The following exhibits are filed with this Report on Form 10-Q.

10.1	Sixth Amendment to Loan Agreement dated as of April 30, 2009, between Regions Bank (f/k/a Union Planters Bank, N.A.) and Concord Technologies, LP, Geospace Technologies, LP, OYO Instruments, LP, Geospace Engineering Resources International, LP, and OYOG Operations, LP (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on May 4, 2009).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OYO GEOSPACE CORPORATION

Date: May 8, 2009	By:	/s/ Gary D. Owens
Gary D. Owens, Chairman of the Board President and Chief Executive Officer (duly authorized officer)

Date: May 8, 2009	By:	/s/ Thomas T. McEntire
Thomas T. McEntire
Chief Financial Officer (principal financial officer)