Form 10-Q
period 2009-06-30
OYO GEOSPACE CORP
filed 2009-08-07
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2009 OR

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 5,963,708 shares of the Registrant’s Common Stock outstanding as of the close of business on August 3, 2009.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2009	September 30, 2008
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,554	$1,562
Trade accounts receivable, net	9,311	21,546
Current portion of notes receivable, net	12,801	10,874
Inventories, net	62,715	64,396
Deferred income tax asset	4,053	2,931
Prepaid expenses and other current assets	1,842	2,635

Total current assets	92,276	103,944

Rental equipment, net	3,731	3,014
Property, plant and equipment, net	37,692	40,543
Patents, net	867	1,057
Goodwill	1,843	1,843
Non-current deferred income tax asset	123	624
Non-current notes receivable, net	251	7,146
Other assets	1,325	1,209

Total assets	$138,108	$159,380

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Book overdrafts	$—	$35
Notes payable and current maturities of long-term debt	723	709
Accounts payable trade	2,819	8,210
Accrued expenses and other current liabilities	5,111	9,922
Deferred revenue	346	962
Deferred income tax liability	44	78
Income tax payable	116	1,553

Total current liabilities	9,159	21,469

Long-term debt, net of current maturities	9,004	19,526
Non-current deferred income tax liabilities	691	1,022

Total liabilities	18,854	42,017

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock	60	59
Additional paid-in capital	42,662	42,030
Retained earnings	77,356	73,780
Accumulated other comprehensive income (loss)	(824)	1,494

Total stockholders’ equity	119,254	117,363

Total liabilities and stockholders’ equity	$138,108	$159,380

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Sales	$20,790	$35,590	$70,155	$104,011
Cost of sales	13,715	21,459	47,918	68,358

Gross profit	7,075	14,131	22,237	35,653

Operating expenses:
Selling, general and administrative	3,363	4,298	10,483	12,974
Research and development	1,979	2,622	5,789	6,852
Bad debt expense	524	991	435	1,037

Total operating expenses	5,866	7,911	16,707	20,863

Gain on sale of assets	—	7	7	723

Income from operations	1,209	6,227	5,537	15,513

Other income (expense):
Interest expense	(108)	(217)	(519)	(652)
Interest income	130	258	766	983
Foreign exchange gains (losses)	104	(41)	(457)	(57)
Other, net	(35)	(2)	(98)	(12)

Total other income (expense), net	91	(2)	(308)	262

Income before income taxes	1,300	6,225	5,229	15,775
Income tax expense	293	1,891	1,653	4,923

Net income	$1,007	$4,334	$3,576	$10,852

Basic earnings per share	$0.17	$0.73	$0.60	$1.84

Diluted earnings per share	$0.17	$0.71	$0.59	$1.78

Weighted average shares outstanding—Basic	5,946,955	5,907,793	5,940,200	5,902,155

Weighted average shares outstanding—Diluted	6,065,989	6,127,952	6,063,621	6,111,558

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended June 30, 2009	Nine Months Ended June 30, 2008

Cash flows from operating activities:
Net income	$3,576	$10,852
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax expense (benefit)	210	(501)
Depreciation	3,722	3,174
Amortization	185	184
Stock-based compensation expense	201	25
Bad debt expense	435	1,037
Inventory obsolescence reserve	905	653
(Gain) loss on disposal of property, plant and equipment	7	(707)
Effects of changes in operating assets and liabilities:
Trade accounts and notes receivable	16,063	(16,241)
Inventories	(2,194)	(10,443)
Prepaid expenses and other assets	505	29
Accounts payable trade	(5,238)	1,236
Accrued expenses and other	(5,504)	(45)
Deferred revenue	(556)	(1,004)
Income tax payable	(1,429)	(697)

Net cash provided by (used in) operating activities	10,888	(12,448)

Cash flows from investing activities:
Proceeds from the sale of property, plant and equipment	23	736
Capital expenditures	(1,382)	(6,799)

Net cash used in investing activities	(1,359)	(6,063)

Cash flows from financing activities:
Change in book overdrafts	(35)	97
Net borrowings (principal payments) under line of credit	(9,978)	11,964
Borrowings under mortgage loans	—	8,800
Principal payments on mortgage loans	(530)	(2,914)
Excess tax benefit from share-based compensation	192	442
Proceeds from exercise of stock options	365	449

Net cash provided by (used in) financing activities	(9,986)	18,838

Effect of exchange rate changes on cash	449	(282)

Increase (decrease) in cash and cash equivalents	(8)	45

Cash and cash equivalents, beginning of period	1,562	3,013

Cash and cash equivalents, end of period	$1,554	$3,058

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet of OYO Geospace Corporation and its subsidiaries (the “Company”) at September 30, 2008 was derived from the Company’s audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 2009 and the consolidated statements of operations for the three and nine months ended June 30, 2009 and 2008, and the consolidated statements of cash flows for the nine months ended June 30, 2009 and 2008 were prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows were made. The results of operations for the three and nine months ended June 30, 2009 are not necessarily indicative of the operating results for a full year or of future operations.

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

Financial Instruments

Fair value estimates are made at discrete points in time based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. The Company believes that the carrying amounts of its financial instruments, consisting of cash and cash equivalents, accounts and notes receivable and accounts payable, approximate the fair values of such items as a result of the relative short term nature of such items. The carrying value of long-term debt approximates the fair value as a result of the interest rates reflecting market rates of interest.

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

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Occasionally seismic customers are not able to take immediate delivery of products which were specifically manufactured to the customer’s specifications. These occasions generally occur when customers face logistical issues such as project delays or delays with their seismic crew deployment. In these instances, customers have asked the Company to hold the equipment for a short period of time until they can take physical delivery of the product (referred to as “bill and hold” arrangements). The Company does not modify its normal billing and credit terms for these types of sales. As of June 30, 2009, there were sales of $1.7 million under bill and hold arrangements.

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

Product Warranties

The Company offers a standard product warranty obligating it to repair or replace equipment with manufacturing defects. The Company maintains a reserve for future warranty costs based on historical experience or, in the absence of historical product experience, management’s estimates. Changes in the warranty reserve are reflected in the following table (in thousands):

Balance at the beginning of the period (October 1, 2008)	$1,147
Accruals for warranties issued during the period	1,633
Accruals related to pre-existing warranties (including changes in estimates)	—
Settlements made (in cash or in kind) during the period	(1,737)

Balance at the end of the period (June 30, 2009)	$1,043

Subsequent Events

The Company evaluates events and transactions that occur after the balance sheet date but before the financial statements are issued. The Company evaluated such events and transactions through August 7, 2009 when the financial statements were filed electronically with the Securities and Exchange Commission.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS No. 115-2” and “FAS No. 124-2”). FSP FAS No. 115-2 and FAS No. 124-2 change the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. FSP FAS No. 115-2 and FAS No. 124-2 are effective for interim and annual periods ending after June 15, 2009. The implementation of these standards did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1” and “APB No. 28-1”). FSP FAS No. 107-1 and APB No. 28-1 require fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FSP FAS No. 107-1 and APB No. 28-1 are effective for interim and annual periods ending after June 15, 2009. As FSP FAS No. 107-1 and APB No. 28-1 relate specifically to disclosures, these standards did not have an impact on the Company’s financial condition, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 requires companies to recognize in their financial statements the effects of subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. An entity shall disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued. Companies are not permitted to recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date and before financial statements are issued. Some nonrecognized subsequent events must be disclosed to keep the financial statements from being misleading. For such events a company must disclose the nature of the event, an estimate of its financial effect, or a statement that such an estimate cannot be made. This statement applies prospectively for interim and annual financial periods ending after June 15, 2009. The implementation of this standard did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 stipulates the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective for financials statements issued for interim and annual periods ending after September 15, 2009. The implementation of this standard will not have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2. Earnings Per Common Share

The following table summarizes the calculation of net earnings and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings per share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Net earnings available to common stockholders	$1,007	$4,334	$3,576	$10,852

Weighted average number of common shares outstanding - basic	5,946,955	5,907,793	5,940,200	5,902,155
Weighted average number of common share equivalents outstanding	119,034	220,159	123,421	209,403

Weighted average number of common shares and common share equivalents outstanding - diluted	6,065,989	6,127,952	6,063,621	6,111,558

Basic earnings per common share	$0.17	$0.73	$0.60	$1.84

Diluted earnings per common share	$0.17	$0.71	$0.59	$1.78

Options totaling 159,300 and zero shares of common stock for the three months ended June 30, 2009 and June 30, 2008, respectively, and options totaling 159,300 and zero shares of common stock for the nine months ended June 30, 2009 and 2008, respectively, were not included in the computation of weighted average shares because the impact of these options was antidilutive.

3. Comprehensive Income

Comprehensive income includes all changes in a company’s equity, except those resulting from investments by and distributions to stockholders. The following table summarizes the components of comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Net income	$1,007	$4,334	$3,576	$10,852

Foreign currency translation adjustments	1,241	99	(2,318)	177

Total comprehensive income	$2,248	$4,433	$1,258	$11,029

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4. Trade Accounts and Notes Receivable

The Company’s current trade accounts receivable consisted of the following (in thousands):

	June 30, 2009	September 30, 2008

Trade accounts receivable	$10,915	$22,875
Allowance for doubtful accounts	(1,604)	(1,329)

	$9,311	$21,546

The allowance for doubtful accounts represents the Company’s best estimate of probable credit losses. The Company determines the allowance based upon historical experience and a review of its balances. Accounts receivable balances are charged off against the allowance whenever it is probable that the receivable will not be recoverable.

At each of June 30, 2009 and September 30, 2008, the Company’s current notes receivable was $12.8 million and $10.9 million, respectively. The Company also had notes receivable of $0.3 million and $7.1 million classified as long-term at June 30, 2009 and September 30, 2008, respectively. The Company had a reserve for doubtful notes of zero at June 30, 2009 and September 30, 2008. Notes receivable are generally collateralized by the products sold and bear interest at rates ranging up to 12.0% per year.

5. Inventories

Inventories consist of the following (in thousands):

	June 30, 2009	September 30, 2008

Finished goods	$20,042	$14,968
Work-in-process	9,404	17,883
Raw materials	37,821	35,484
Obsolescence reserve	(4,552)	(3,939)

	$62,715	$64,396

The Company’s reserve for slow moving and obsolete inventories is analyzed and adjusted periodically to reflect the Company’s best estimate of the net realizable value of such inventories.

During the nine months ended June 30, 2009, the Company transferred $1.8 million of equipment from inventories to rental equipment.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6. Segment Information

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

The following tables summarize the Company’s segment information (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Net sales:
Seismic	$17,360	$31,471	$59,658	$92,107
Thermal solutions	3,235	3,949	9,904	11,402
Corporate	195	170	593	502

Total	$20,790	$35,590	$70,155	$104,011

Income (loss) from operations:
Seismic	$2,706	$8,012	$10,337	$20,607
Thermal solutions	169	280	349	1,105
Corporate	(1,666)	(2,065)	(5,149)	(6,199)

Total	$1,209	$6,227	$5,537	$15,513

7. Credit Agreement

On November 22, 2004, several of the Company’s subsidiaries entered into a credit agreement (the “Original Credit Agreement”) with a bank. The Original Credit Agreement has been amended periodically since 2004, and most recently on April 30, 2009 (as so amended, the “Credit Agreement”). Under the Credit Agreement, the Company’s borrower subsidiaries can borrow up to $25.0 million principally secured by their accounts receivable, inventories and equipment. The Credit Agreement expires on April 30, 2011. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial ratios, restricts the Company and its subsidiaries’ ability to pay dividends and contains other covenants customary in agreements of this type. The Company believes the most restrictive covenants in the Credit Agreement are (i) the fixed charge coverage ratio of EBITDA to certain charges, and (ii) the cash flow leverage ratio of total borrowings (excluding real estate borrowings) to adjusted EBITDA. At June 30, 2009, the Company was in compliance with all covenants. The interest rate for borrowings under the Credit Agreement is a LIBOR based rate with a margin spread of 300-400 basis points depending upon the maintenance of certain ratios. At June 30, 2009, there were no borrowings under the Credit Agreement, standby letters of credit outstanding in the amount of $0.2 million and additional borrowings available of $24.8 million.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8. Income Taxes

The United States statutory tax rate for the periods ended June 30, 2009 and 2008 was 34.0% and 35.0%, respectively. The Company’s effective tax rates for the three months ended June 30, 2009 and 2008 were 22.5% and 30.4%, respectively. The Company’s effective tax rate for the nine months ended June 30, 2009 and 2008 was 31.6% and 31.2%, respectively. These lower effective tax rates primarily resulted from research and experimentation tax credits and the manufacturers’/producers’ deduction.

9. Legal Proceedings

On July 8, 2009, the Company received a complaint filed in the United States District Court in Nevada (the “Court”) alleging that the Geospace Seismic Recorder (“GSR”), the Company’s newly developed wireless data acquisition system, infringes upon a patent held by Ascend Geo, LLC (“Ascend”). In addition to monetary damages, Ascend is requesting a preliminary injunction against future sales by the Company of the GSR system. The Company filed its response with the Court requesting that it deny Ascend’s request for a preliminary injunction. The Company strongly believes that the GSR system does not violate Ascend’s patent. The Company also believes that Ascend’s patent is not valid and intends to strongly contest its validity. The Company intends to vigorously defend itself in this matter; however, it is unable at this time to predict the outcome and effects of this claim.

10. Disclosures about Fair Value

Effective October 1, 2007, the Company adopted SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. The implementation of SFAS No. 157 did not cause a significant change in the method of calculating fair value of the Company’s assets or liabilities. The primary impact from adoption was that it requires additional disclosures.

SFAS No. 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy categorizes assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. The three levels are defined as follows:

Level 1 –	Observable inputs such as quoted prices in active markets at the measurement date for identical, unrestricted assets or liabilities.

Level 2 –	Other inputs that are observable directly or indirectly such as quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3 –	Unobservable inputs for which there is little or no market data and which the Company makes its own assumptions about how market participants would price the assets and liabilities.

The following table presents information about the Company’s assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Level 1	Level 2	Level 3	Total

Goodwill	—	—	$1,843	$1,843

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Seismic Exploration Products

A seismic energy source and a seismic data recording system are combined to acquire seismic data. We provide many of the components of seismic data recording systems, including data acquisition systems, geophones, hydrophones, multi-component sensors, seismic leader wire, geophone strings, connectors, seismic telemetry cables and other seismic related products. On land, our customers use our data acquisition systems, geophones, leader wire, cables and connectors to receive and measure seismic reflections resulting from an energy source to data recording units, which store information for processing and analysis. During fiscal year 2008, we announced the development of a land wireless seismic data acquisition system capable of very large channel configurations. We delivered several of these systems to customers during fiscal year 2008 with the largest of these systems containing 1,000 channels. In the marine environment, large ocean-going vessels tow long seismic cables known as “streamers” containing hydrophones which are used to detect pressure changes. Hydrophones transmit electrical impulses back to the vessel’s data recording unit where the seismic data is stored for subsequent processing and analysis. Our marine seismic products help steer streamers while being towed and help recover streamers if they become disconnected from the vessel.

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

In addition, we design and manufacture industrial sensors for the vibration monitoring and earthquake detection markets. We also design and manufacture other specialty cable and connector products, such as those used in connection with global positioning products and water meter applications.

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

Worldwide Economic Crisis

Demand for many of our products depends primarily on the level of worldwide oil exploration activity and, to a lesser extent, natural gas exploration activities in North America. That activity, in turn, depends primarily on prevailing oil and gas prices and availability of seismic data. The 2008 escalation of the domestic financial crisis arising out of the meltdown of the subprime lending market has caused significant distress to many global financial lending institutions, leading to a broader global financial crisis and a tightening of the availability of commercial credit. Many economists have predicted a prolonged worldwide economic recession and a slow recovery in the credit markets. These recessionary fears, combined with a decline in worldwide demand for energy, have caused energy commodity prices to decline sharply. As expected, these events have led to a decline in energy exploration activities in North America and in certain international markets, and we began to see the effects of this decline on our business during the first fiscal quarter of 2009. We are continuing to see revenue declines for our seismic exploration products including significant declines in our Russian and Canadian seismic exploration markets. We believe some of our seismic customers do not possess the financial wherewithal to survive a prolonged downturn in energy exploration, while others have scaled back their activities until financial markets stabilize and demand for exploration activities increases.

The uncertainty of these global economic matters and their ultimate impact on energy exploration activities and on our customers’ ability to access credit markets is difficult to forecast, and a decline in the demand for our seismic exploration products is likely to continue for the present time. Due to the sporadic demand for our seismic reservoir products, we have often described this portion of our seismic business as “lumpy”. In this current environment, we expect our seismic business levels will be even more erratic. Singular events may result in severe swings in our future revenues in both positive and negative directions. If these economic events continue into the foreseeable future, they could have a material adverse impact on our revenues and profits for the remainder of fiscal year 2009 and in future years.

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

Upon reaching the five percent threshold under this program, an incentive compensation accrual will be established equal to eighteen percent of the amount of any consolidated pretax profits above the five percent pretax return threshold. The maximum aggregate bonus available under the program for fiscal year 2009 is $3.8 million. Under this program, for the nine months ended June 30, 2009 and 2008, we had accrued zero and $3.0 million, respectively, of incentive compensation expense.

Results of Operations

We report and evaluate financial information for two segments: Seismic and Thermal Solutions. As mentioned above, our fiscal year 2009 results evidence the economic slowdown and the decline in energy exploration activities worldwide. Summary financial data by business segment follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Seismic
Exploration product revenue	$9,178	$26,264	$43,655	$71,280
Reservoir product and service revenue	6,557	3,452	10,240	12,960
Industrial product revenue	1,625	1,755	5,763	7,867

Total seismic revenues	17,360	31,471	59,658	92,107
Operating income	2,706	8,012	10,337	20,607

Thermal Solutions
Revenue	3,235	3,949	9,904	11,402
Operating income	169	280	349	1,105

Corporate
Revenue	195	170	593	502
Operating loss	(1,666)	(2,065)	(5,149)	(6,199)

Consolidated Totals
Revenue	20,790	35,590	70,155	104,011
Operating income	1,209	6,227	5,537	15,513

Overview

Three and nine months ended June 30, 2009 compared to three and nine months ended June 30, 2008

Consolidated sales for the three months ended June 30, 2009 decreased by $14.8 million, or 41.6%, from the corresponding period of the prior fiscal year. Consolidated sales for the nine months ended June 30, 2009 decreased by $33.9 million, or 32.6%, from the corresponding period of the prior fiscal year. The decrease in sales for both periods stems from the decline in customer demand for our seismic products as a result of the effects of the worldwide economic slowdown and its impact on energy exploration activities.

Consolidated gross profits for the three months ended June 30, 2009 decreased by $7.1 million, or 49.9%, from the corresponding period of the prior fiscal year. Consolidated gross profits for the nine months ended June 30, 2009 decreased by $13.4 million, or 37.6%, from the corresponding period of the prior fiscal year. The decline in gross profits for both periods was caused by a decline in sales of our products and higher manufacturing costs resulting from unutilized factory capacity.

Consolidated operating expenses for the three months ended June 30, 2009 decreased by $2.0 million, or 25.9%, from the corresponding period of the prior fiscal year. Consolidated operating expenses for the nine months ended June 30, 2009 decreased by $4.2 million, or 19.9%, from the corresponding period of the prior fiscal year. Reduced operating expenses reflect initiatives taken by management in response to a decline in sales, and also reflects the impact of reduced incentive compensation expenses caused by lower consolidated pretax profits.

Other income for the three months ended June 30, 2009 increased by $0.1 million due to foreign exchange gains. Other income for the nine months ended June 30, 2009 decreased by $0.6 million primarily because of a $0.5 million foreign exchange loss. These foreign exchange gains and losses occur because U.S. dollar denominated intercompany debts at our foreign subsidiaries were revalued due to strengthening and weakening, respectively, of local currency conditions in Canada and the Russian Federation.

The United States statutory tax rate for the periods ended June 30, 2009 and 2008 was 34.0% and 35.0%, respectively. Our effective tax rates for the three months ended June 30, 2009 and 2008 were 22.5% and 30.4%, respectively. Our effective rate for the nine months ended June 30, 2009 and 2008 was 31.6% and 31.2%, respectively. These lower effective tax rates primarily resulted from research and experimentation tax credits and the manufacturers’/producers’ deduction.

Seismic Products

Net Sales

Sales of our seismic products for the three months ended June 30, 2009 decreased by $14.1 million, or 44.8%, from the corresponding period of the prior fiscal year. Sales of our seismic products for the nine months ended June 30, 2009 decreased by $32.4 million, or 35.2%, from the corresponding period of the prior fiscal year. The decline in sales for both periods is primarily due to a significant decline in the demand for our seismic exploration products, reflecting a significant reduction in oil and gas exploration and development activities precipitated by the global economic crisis and the rapid decline of oil and gas commodity prices since 2008.

Operating Income

Our operating income associated with sales of our seismic products for the three months ended June 30, 2009 decreased by $5.3 million, or 66.2%, from the corresponding period of the prior fiscal year. Our operating income associated with sales of our seismic products for the nine months ended June 30, 2009 decreased by $10.3 million, or 49.8%, from the corresponding period of the prior fiscal year. These significant declines in our operating income are directly related to the significant decline in our seismic exploration product sales for both periods.

Thermal Solutions Products

Net Sales

Sales of our thermal solutions products for the three months ended June 30, 2009 decreased by $0.7 million, or 18.1%, from the corresponding period of the prior fiscal year. Sales of our thermal solutions products for the nine months ended June 30, 2009 decreased by $1.5 million, or 13.1%, from the corresponding period of the prior fiscal year. The decline in sales for both periods resulted from weaker demand of all thermal product categories due to a weakening economic climate impacting many of our smaller customers in this business segment.

Operating Income

Our operating income associated with sales of our thermal solutions products for the three months ended June 30, 2009 decreased by $0.1 million, or 39.6%, from the corresponding period of the prior fiscal year. Our operating income associated with sales of our thermal imaging products for the nine months ended June 30, 2009 decreased by $0.8 million, or 68.4%, from the corresponding period of the prior fiscal year. The decline in operating income for both periods is directly related to the significant decline in our thermal product sales.

Liquidity and Capital Resources

At June 30, 2009, we had $1.6 million in cash and cash equivalents. For the nine months ended June 30, 2009, we generated approximately $10.9 million of cash from operating activities. Sources of cash generated in our operating activities resulted from net income of $3.6 million. Additional sources of cash include net non-cash charges of $5.7 million for deferred income tax expense, depreciation, amortization, stock-based compensation, inventory obsolescence and bad debts. Other sources of cash included a $16.1 million decrease in accounts and notes receivable due to improved collections and lower levels of recent product sales. These sources of cash were offset by (i) a $5.5 million decrease in accrued expenses primarily resulting from a decline in payroll-related costs due to employee headcount reductions and lower incentive compensation costs resulting from lower levels of pretax income, (ii) a $5.2 million decrease in accounts payable due to a recent decline in purchases of raw materials and other expense reductions, and (iii) a $2.2 million increase in inventories resulting from the receipt in our first fiscal quarter of raw materials under purchase commitments and the production of targeted levels of our new wireless data acquisition system. Until recent months, we had been in a period of significant demand for our products as well as the development of new product technologies, which has resulted in a build-up of our inventories to be able to continue to meet actual and anticipated future customer demands. Such increases in our inventory levels have resulted in an increase in our inventory obsolescence expense as the level of obsolete and slow moving inventories increase. Although we reduced our levels of inventories during the three months ended June 30, 2009, the increased level of inventories has put greater demands on our management of inventories, and we continue to give substantial attention to this area.

For the nine months ended June 30, 2009, we used approximately $1.4 million of cash in investing activities for capital expenditures. We estimate that our total capital expenditures in fiscal year 2009 will be less than $2.0 million. The process of converting existing finished goods inventories into rental equipment is not considered a capital expenditure in our cash flow statement. During the nine months ended June 30, 2009, we converted $1.8 million of inventories into rental equipment.

For the nine months ended June 30, 2009, we used approximately $10.0 million of cash in financing activities primarily to eliminate our borrowings under the Credit Agreement, as discussed below.

On November 22, 2004, several of our subsidiaries entered into a credit agreement (the “Original Credit Agreement”) with a bank. The Original Credit Agreement has been amended periodically since 2004, and most recently on April 30, 2009 (as so amended, the “Credit Agreement”). Under the Credit Agreement, our borrower subsidiaries can borrow up to $25.0 million principally secured by their accounts receivable, inventories and equipment. The Credit Agreement expires on April 30, 2011. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial ratios, restricts our and our subsidiaries’ ability to pay dividends and contains other covenants customary in agreements of this type. We believe the most restrictive covenants in the Credit Agreement are (i) the fixed charge coverage ratio of EBITDA to certain charges, and (ii) the cash flow leverage ratio of total borrowings (excluding real estate borrowings) to adjusted EBITDA. We believe these covenants are more restrictive than covenants contained in the Credit Agreement as in effect prior to the April 30, 2009 amendment, and future borrowings available under the Credit Agreement could be limited or completely restricted if future operating results deteriorate. The interest rate for borrowings under the Credit Agreement is a LIBOR based rate with a margin spread of 300-400 basis points depending upon the maintenance of certain ratios. At June 30, 2009, there were no borrowings under the Credit Agreement, standby letters of credit outstanding in the amount of $0.2 million and additional borrowings available of $24.8 million.

We anticipate that the existing cash balance as of June 30, 2009, cash flow from operations and borrowing availability under the Credit Agreement will provide adequate cash flows and liquidity for the next twelve months to satisfy capital expenditure requirements and scheduled debt payments to fund operations.

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

We do not modify our normal billing and credit terms for these types of sales. As of June 30, 2009, we had sales of $1.7 million under bill and hold arrangements.

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS No. 115-2” and “FAS No. 124-2”). FSP FAS No. 115-2 and FAS No. 124-2 change the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. FSP FAS No. 115-2 and FAS No. 124-2 are effective for interim and annual periods ending after June 15, 2009. The implementation of these standards did not have a material impact on our financial condition, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB Opinion No. 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (“FSP FAS No. 107-1” and “APB No. 28-1”). FSP FAS No. 107-1 and APB No. 28-1 require fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FSP FAS No. 107-1 and APB No. 28-1 are effective for interim and annual periods ending after June 15, 2009. As FSP FAS No. 107-1 and APB No. 28-1 relate specifically to disclosures, these standards did not have an impact on our financial condition, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 requires companies to recognize in their financial statements the effects of subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. An entity shall disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued. Companies are not permitted to recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date and before financial statements are issued. Some nonrecognized subsequent events must be disclosed to keep the financial statements from being misleading. For such events a company must disclose the nature of the event, an estimate of its financial effect, or a statement that such an estimate cannot be made. This Statement applies prospectively for interim and annual financial periods ending after June 15, 2009. The implementation of this standard did not have a material impact on our financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 stipulates the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective for financials statements issued for interim and annual periods ending after September 15, 2009. The implementation of this standard will not have a material impact on our consolidated financial condition, results of operations or cash flows.

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

Foreign Currency and Operations Risk

One of our wholly-owned subsidiaries, OYO-GEO Impulse, is located in the Russian Federation. Therefore, our financial results may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions in the Russian Federation or changes in its political climate. Our consolidated balance sheet at June 30, 2009 reflected approximately $6.4 million of net working capital related to OYO-GEO Impulse. For third-party transactions, OYO-GEO Impulse both receives its income and pays its expenses primarily in rubles. To the extent that transactions of OYO-GEO Impulse are settled in rubles, a devaluation of the ruble versus the U.S. dollar could reduce any contribution from OYO-GEO Impulse to our consolidated results of operations and total comprehensive income as reported in U.S. dollars. We do not hedge the market risk with respect to our operations in the Russian Federation; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of rubles versus U.S. dollars to the extent such disruptions result in any reduced valuation of OYO-GEO Impulse’s net working capital or future contributions to our consolidated results of operations. At June 30, 2009, the foreign exchange rate of the U.S. dollar to the ruble was 1:31.3. If the U.S. dollar versus ruble exchange rate were to decline by ten percent, our working capital could decline by $0.6 million.

Foreign Currency Intercompany Accounts

From time to time, we provide access to capital to our foreign subsidiaries through U.S. dollar denominated interest bearing promissory notes. Such funds are generally used by our foreign subsidiaries to purchase capital assets and for general working capital needs. In addition, we sell products to our foreign subsidiaries in U.S. dollars on trade credit terms. Because these U.S. dollar denominated intercompany debts are accounted for in the local currency of our foreign subsidiaries, any appreciation or devaluation of such foreign currencies against the U.S. dollar will result in a gain or loss, respectively, to our consolidated statement of operations. At June 30, 2009, we had outstanding accounts receivable of $1.7 million from our subsidiary in Canada and $0.2 million from our subsidiary in the Russian Federation. At June 30, 2009, the foreign exchange rate of the U.S. dollar to the Canadian Dollar was 1:1.2 and the foreign exchange rate of the U.S. dollar to the ruble was 1:31.3. If the U.S. dollar exchange rate were to weaken by ten percent against these foreign currencies, we would be subject to foreign exchange losses of approximately $0.2 million in Canada and $20,000 in the Russian Federation.

Floating Interest Rate Risk

The Credit Agreement and the real estate mortgage agreement for our Pinemont facility each contain a floating interest rate. These floating interest rates subject us to the risk of increased interest costs associated with any upward movements in bank market interest rates. Under the Credit Agreement as most recently amended, our borrowing interest rate is a LIBOR based rate plus 300 – 400 basis points. As of June 30, 2009, we had no borrowings outstanding under the Credit Agreement. Under the real estate mortgage agreement our borrowing rate is a LIBOR based rate plus 150 basis points and as of June 30, 2009 we had borrowings of $8.3 million outstanding under this agreement at an effective rate of 1.8%. Due to the amount of borrowings outstanding under the real estate mortgage agreement and potential future borrowings available under the Credit Agreement, any increased interest costs associated with movements in market interest rates could be material to our financial condition, results of operations and/or cash flow. At June 30, 2009, based on our current level of borrowings, a 1.0% increase in interest rates would increase our interest expense annually by approximately $0.1 million.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of June 30, 2009 of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective.

No changes in the Company’s internal controls over financial reporting occurred during the quarterly period ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Information in response to this item is included in Part I, Item 1 in Note 9 “Legal Proceedings” and is incorporated by reference into Part II of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

We Have No Generator at the Pinemont Facility

Due to its proximity to the Texas Gulf Coast, our Pinemont facility is annually subject to the threat of hurricanes, and the aftermath that follows. Hurricanes may cause, among other types of damage, the loss of electrical power for extended periods of time. If we lost electrical power at the Pinemont facility, we would be unable to continue our manufacturing and information technology operations during the power outage because we do not own a generator or any other back-up power source large enough to provide for our power consumption needs. A significant disruption in our manufacturing and information technology operations could materially and adversely affect our business operations during an extended period of a power outage.

The Credit Agreement Imposes Restrictions on Our Business

Several of our subsidiaries are borrowers under a credit agreement with a bank. The credit agreement contains covenants and requires maintenance of certain financial ratios and tests, which impose restrictions on our business and on the business of our borrower-subsidiaries. The most recent amendment to the credit agreement further tightened certain of these financial covenants. We currently believe that the most restrictive covenants in the credit agreement are (i) the fixed charge coverage ratio of EBITDA to certain charges, and (ii) the cash flow leverage ratio of total borrowings (excluding real estate borrowings) to adjusted EBITDA. Our ability to comply with these restrictions may be affected by events beyond our control, including, but not limited to, prevailing economic, financial and industry conditions and continuing declines in our sales of products. The breach of any of these covenants or restrictions, as well as any failure to make a payment of interest or principal when due, could result in a default under the credit agreement. Such a default would permit our lender to declare amounts borrowed from it to be due and payable, together with accrued and unpaid interest, and the ability to borrow under the credit agreement could be terminated. If we are unable to repay debt to our lender, the lender could proceed against the collateral securing that debt. While we intend to seek alternative sources of cash in such a situation, there is no guarantee that any alternative cash source would be available, or would be available on terms favorable to us.

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

OYO GEOSPACE CORPORATION

Date:	August 7, 2009	By:	/s/ Gary D. Owens
Gary D. Owens, Chairman of the Board
President and Chief Executive Officer (duly authorized officer)

Date:	August 7, 2009	By:	/s/ Thomas T. McEntire
Thomas T. McEntire
Chief Financial Officer (principal financial officer)