Form 10-K
period 2009-09-30
OYO GEOSPACE CORP
filed 2009-12-11
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Fiscal Year Ended September 30, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 6,026,608 shares of the Registrant’s Common Stock outstanding as of the close of business on December 7, 2009. As of March 31, 2009, the aggregate market value of the Registrant’s Common Stock held by non-affiliates was approximately $56 million (based upon the closing price of $13.06 on March 31, 2009, as reported by The NASDAQ Global Market).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Registrant’s 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

PART I

Item 1. Business

Overview

OYO Geospace Corporation is a Delaware corporation incorporated on September 13, 1997. Unless otherwise specified, the discussion in this Annual Report on Form 10-K refers to OYO Geospace Corporation and its subsidiaries. We design and manufacture instruments and equipment used in the acquisition and processing of seismic data as well as in the characterization and monitoring of producing oil and gas reservoirs. Demand for our products has been, and will likely continue to be, vulnerable to downturns in the economy and the oil and gas industry in general. During the past 18 months, there has been substantial volatility in oil and natural gas prices. Please refer to the risks discussed under the heading “Risk Factors” for more information.

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

During fiscal year 2008, we announced the development of a land-based wireless (or nodal) data acquisition system. Each nodal station operates independently and therefore can be deployed in virtually unlimited channel configurations. Rather than utilizing interconnecting cables as required by most traditional land data acquisition systems, each nodal station operates as an independent data collection system. As a result, our nodal system requires less maintenance, which we believe allows our customers to operate more effectively and efficiently because of its reduced environmental impact, lower weight and ease of operation. Our nodal system is designed into configurations ranging from one to four channels per station. We delivered five of these systems during fiscal years 2008 and 2009 with the largest of these systems containing 3,000 channels. We recently received an order for an 8,000 channel system (four channels per station) and expect to deliver this system during the second quarter of fiscal year 2010.

In October 2009, we introduced a marine-based nodal data acquisition system. Similar to our land nodal system, the marine nodal system can be deployed in virtually unlimited channel configurations and does not require interconnecting cables between each station. Our deepwater versions of this nodal system can be deployed in depths of up to 3,000 meters.

Our wholly-owned subsidiary in the Russian Federation manufactures international standard geophones, sensors, seismic leader wire, seismic telemetry cables and related seismic products for customers in the Russian Federation and other international seismic marketplaces. Operating in foreign locations involves certain risks as discussed under the heading “Risk Factors—Our Foreign Subsidiaries and Foreign Marketing Efforts Face Additional Risks and Difficulties” in this Annual Report on Form 10-K.

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

We also distribute private label high-quality dry thermal media for use in our thermal printers and direct-to-screen systems. In addition, we are continuously engaged in efforts to develop new lines of dry thermal film and ribbon in order to improve the image quality of our media for use with our printheads. In order to achieve more than marginal growth in our thermal solutions product business in future periods, we believe that it is important to continue our concentration of efforts on both our printhead and media improvements.

Products and Product Development

Seismic Products

Our seismic product lines currently consist of land and marine nodal seismic data acquisition systems, high-definition reservoir characterization products and services, geophones and hydrophones, including multi-component geophones and hydrophones, seismic leader wire, geophone string and acquisition system connectors, seismic telemetry cables, marine seismic cable retrieval and steering devices and specialized data acquisition systems targeted at conventional and niche markets. Our seismic products are compatible with most major seismic data acquisition systems currently in use. We believe that our seismic products are among the most technologically advanced instruments and equipment available for seismic data acquisition.

We recently introduced “wireless” land and marine nodal seismic data acquisition systems which allow our customers to deploy an unlimited quantity of autonomous nodal stations without the requirement to deploy and maintain lengthy power/communication cables. Our nodal systems are designed into configurations ranging from one to four channels per station. We delivered five of these single-channel land nodal systems during fiscal years 2008 and 2009 with the largest of these systems containing 3,000 channels. We recently received an order for an 8,000 channel land nodal system (four channels per station) and expect to deliver this system during the second quarter of fiscal year 2010.

Our high-definition reservoir characterization products include the HDSeis™ product line and a suite of borehole and reservoir characterization products and services. Our HDSeis™ System is a high-definition seismic data acquisition system with flexible architecture that allows it to be configured as a borehole seismic system or as a subsurface system for both land and marine reservoir-monitoring projects. The scalable architecture of the HDSeis™ System enables custom designed system configuration for applications ranging from low-channel engineering and environmental-scale surveys requiring a minimum number of recording channels to high-channel surveys required to efficiently conduct permanent reservoir imaging and monitoring. Modular architecture allows virtually unlimited channel expansion. In addition, multi-system synchronization features make the HDSeis™ System well suited for multi-well or multi-site acquisition, simultaneous surface and downhole acquisition and continuous reservoir monitoring projects.

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

Our 3D seismic product developments include an omni-directional geophone for use in reservoir monitoring, a compact marine three-component or four-component gimbaled sensor and special-purpose connectors, connector arrays and cases.

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

Competition

Seismic Products

We believe that we are one of the world’s largest manufacturers and distributors of seismic related products. The principal competitors in our seismic business segment for data acquisition systems, geophones, hydrophones, geophone string connectors, leader wire and telemetry cable are SERCEL (a division of CGGVeritas), ION Geophysical (“ION”) and Steward Cable (a division of Amphenol Corporation). Furthermore, entities in China affiliated with SERCEL as well as other Chinese manufacturers, produce low-cost geophones meeting current industry standards. In October 2009, ION announced the creation of a joint-venture with Bureau of Geophysical Prospecting (“BGP”), a subsidiary of China National Petroleum Company, to design and manufacture land-based geophysical products.

We believe that the principal keys for success in the seismic instruments and equipment market are technological superiority, product durability, reliability, and customer support. We also believe that price and product delivery are always important considerations for our customers. In general, most customers prefer to standardize geophones and hydrophones, particularly if they are used by seismic companies which have multiple crews which are able to support each other. This standardization makes it difficult for an outside geophone or hydrophone manufacturer to gain market share from other manufacturers with existing customer relationships.

As mentioned above, a key factor for seismic instruments and equipment manufacturers is durability under harsh field conditions. Instruments and equipment must meet not only rigorous technical specifications regarding signal integrity and sensitivity, but must also be extremely rugged and durable to withstand the rigors of field use, often in harsh environments.

We believe our primary competitors for our “wireless” nodal seismic data acquisition systems are SERCEL, Fairfield Industries and the recently announced joint venture between ION and BGP.

With respect to our marine seismic products, we are not aware of any competing companies that manufacture a product functionally similar to our patented seismic streamer retrieval device. We believe our primary competitor in the manufacture of our streamer depth positioning device, or “birds,” is ION.

We believe our primary competitors for our deepwater cabled reservoir characterization and monitoring systems are traditional seismic equipment manufacturers or equipment providers such as WesternGeco (a division of Schlumberger), SERCEL and ION.

We believe our primary competitors for high-definition borehole seismic data acquisition systems are Avalon and SERCEL.

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

Suppliers

We produce our own brand of dry thermal film internally. We also purchase a substantial quantity of dry thermal film directly from Agfa-Gevaert or through its international distributors.

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

Markets and Customers

Our principal seismic customers are seismic contractors and major independent and government-owned oil and gas companies that either operate their own seismic crews or specify seismic instrument and equipment preferences to contractors. For our deepwater reservoir characterization products, our customers are generally large international oil and gas companies that operate long-term offshore oil and gas producing properties. Our thermal imaging customers primarily consist of direct users of our equipment as well as specialized resellers that focus on the newsprint, silkscreen and corrugated box printing industries. One customer comprised 12.0%, 11.5% and 12.6% of our revenues during the fiscal years 2009, 2008 and 2007, respectively. The following table describes our sales by customer type (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2009	2008	2007
Seismic exploration customers	$59,084	$92,578	$83,193
Seismic reservoir customers	12,020	15,784	31,354
Industrial customers	7,939	10,250	7,903
Thermal solutions customers	13,028	15,201	15,312
Other	789	682	344

	$92,860	$134,495	$138,106

During the last year, there has been substantial uncertainty in the capital markets and access to credit is uncertain. Due to these conditions, certain of our customers may continue to curtail their seismic contracting activities which would result in a decrease in demand for our products. Furthermore, certain of our customers could experience an inability to pay suppliers, including us, in the event they are unable to access the capital markets to fund their business operations. These risks are more fully described under the heading “Risk Factors” in this Annual Report on Form 10-K.

Intellectual Property

We seek to protect our intellectual property by means of patents, trademarks, trade secrets and other measures. Although we do not consider any single patent essential to our success, we consider our patent regarding our marine seismic cable retrieval devices to be of particular value to us. This patent is scheduled to expire in 2012.

Research and Development

We expect to incur significant future research and development expenditures aimed at the development of additional seismic data acquisition products and thermal imaging technologies. We have incurred company-sponsored research and development expenses of $8.1 million, $8.9 million and $7.3 million during the fiscal years ended September 30, 2009, 2008 and 2007, respectively.

Employees

As of September 30, 2009, we employed approximately 836 people predominantly on a full-time basis, of which approximately 478 were employed in the United States and approximately 321 in the Russian Federation. Our employees in the Russian Federation belong to a national union for machine manufacturers. Our remaining employees are not unionized. We have never experienced a work stoppage and consider our relationship with our employees to be satisfactory.

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

Item 1A. Risk Factors

Risk Factors

Commodity Price Levels May Affect Demand for Our Products

Demand for many of our products depends primarily on the level of worldwide oil and gas exploration activity. That activity, in turn, depends primarily on prevailing oil and gas prices and availability of seismic data. During periods of improved energy commodity prices, the capital spending budgets of oil and natural gas operators tend to expand, which results in increased demand for our products. Conversely, in periods when these energy commodity prices deteriorate, the demand for our products generally weakens. Historically, the markets for oil and gas have been volatile. During the last 18 months, there has been substantial volatility and a decline in oil and natural gas prices, which are subject to wide fluctuation in response to changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond our control. These factors include the level of consumer demand, weather conditions, domestic and foreign governmental regulations, price and availability of alternative fuels, political conditions and hostilities in the Middle East and other significant oil-producing regions, increases and decreases in foreign supply of oil and gas, prices of foreign imports and overall economic conditions. Any unexpected material changes in oil and gas prices or other market trends that adversely impact seismic exploration activity would likely affect the demand for our products and could materially and adversely affect our results of operations and liquidity.

Our New Products May Not Achieve Market Acceptance

Management’s outlook and assumptions are based on various macro-economic factors and internal assessments, and actual market conditions could vary materially from those assumed. In recent years, we have incurred significant expenditures to fund our research and development efforts, and we intend to continue those expenditures in the future. However, research and development is by its nature speculative, and we cannot assure you that these expenditures will result in the development of new products or services or that any new products and services we have developed recently or may develop in the future will be commercially marketable or profitable to us. In particular, we have incurred substantial expenditures to develop our wireless nodal seismic data acquisition systems, as well as other seismic products for reservoir characterization applications. In addition, we try to use some of our capabilities, particularly our cable manufacturing capabilities, to supply products to new markets. Further, we have incurred substantial expense and expended significant effort to develop our thermal solutions products. We cannot assure you that we will realize our expectations regarding acceptance of and revenues generated by our new products and services in existing or new markets.

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

We Have a Relatively Small Public Float, and Our Stock Price May Be Volatile

We have approximately 4.0 million shares outstanding held by non-affiliates. This small float results in a relatively illiquid market for our common stock. Our daily trading volume for the year ended September 30, 2009 averaged approximately 42,000 shares. Our small float and daily trading volumes have in the past caused, and may in the future result in, significant volatility in our stock price.

Our Credit Risk Could Increase If Our Customers Face Difficult Economic Circumstances

We believe that our allowances for bad debts are adequate in light of known circumstances. However, we cannot assure you that additional amounts attributable to uncollectible receivables and bad debt write-offs will not have a material adverse effect on our future results of operations. Many of our seismic customers are not well capitalized and as a result cannot always pay our invoices when due. We have in the past incurred write-offs in our accounts receivable due to customer credit problems. We have found it necessary from time to time to extend trade credit, including on promissory notes, to long-term customers and others where some risks of non-payment exist. With the recent global financial crisis and a tightening of commercial credit availability, some of our customers relying on credit markets as the source of funds for their capital spending may experience significant liquidity difficulties, which increase those credit risks. An increase in the level of bad debts and any deterioration in our credit risk could adversely affect the price of our stock.

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

We Operate in Highly Competitive Markets

The markets for most of our products are highly competitive. Many of our existing and potential competitors have substantially greater marketing, financial and technical resources than we do. Additionally, at least two competitors in our seismic business segment currently offer a broader range of instruments and equipment for sale than we do. Further, certain of our competitors offer financing arrangements to customers on terms that we may not be able to match. In addition, new competitors may enter the market and competition could intensify.

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

Our Foreign Subsidiaries and Foreign Marketing Efforts Face Additional Risks and Difficulties

Based on customer billing data, net sales outside the United States accounted for approximately 56.7% of our net sales during fiscal year 2009; however, we believe the percentage of sales outside the United States is much higher as many of our products are first delivered to a domestic location and ultimately shipped to a foreign location. We again expect net sales outside of the United States to represent a substantial portion of our net sales for fiscal year 2010 and subsequent years. Substantially all of our sales from the United States are made in U.S. dollars, though from time to time we may make sales in foreign currencies. As a result, we may be subject to foreign currency fluctuations on our sales. In addition, net assets reflected on the balance sheets of our Russian, Canadian and United Kingdom subsidiaries are booked in foreign currencies and are subject to currency fluctuations. Consequently, significant foreign currency fluctuations could adversely impact our results of operations.

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

Our subsidiaries in the Russian Federation and in Canada together reported operating losses of $3.3 million in fiscal year 2009 primarily due to difficult seismic market conditions. These market conditions are influenced by macro-economic conditions such as the world-wide economic crisis, credit availability, crude oil and natural gas commodity price volatility and other factors impacting world-wide energy exploration activities. In addition, other factors contributed to these difficult conditions such as high tax regimes, the over-supply of natural gas as recently seen in North America, intense competitive pricing pressures, and reduced demand by our Houston-based operations for products manufactured by our Russian subsidiary. We cannot assure you that these conditions will improve in the near term or that these subsidiaries will not experience these difficult market conditions again in the future, and these subsidiaries may generate future operating losses, asset impairments charges, or closure if we are unable to stabilize their operations.

Unfavorable Currency Exchange Rate Fluctuations Could Adversely Affect Our Results of Operations

The reporting currency for our financial statements is the U.S. dollar. However, certain of our subsidiaries are located in countries other than the United States. The assets, liabilities, revenues and costs of these foreign subsidiaries are denominated in currencies other than U.S. dollars. To prepare our consolidated financial statements, we must translate those assets, liabilities, revenues and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus these other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. These translations could result in significant changes to our results of operations from period to period. For the fiscal year ended September 30, 2009, approximately 10.0% of our consolidated revenues related to the operations of our foreign subsidiaries.

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

We Have Been Subject to Control by a Principal Stockholder

At September 30, 2009, OYO Corporation owned indirectly in the aggregate approximately 21.5% of our common stock. Accordingly, OYO Corporation, through its wholly owned subsidiary OYO Corporation U.S.A., is able to exercise substantial influence over our management, operations and affairs. In addition, we currently have, and may continue to have, a variety of contractual relationships with OYO Corporation and its affiliates. These relationships could further enable OYO Corporation to indirectly exert substantial influence on our operations.

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

Global Capital and Credit Market Issues Could Negatively Affect Our Liquidity and Increase Our Costs of Borrowing

United States and global credit markets have recently experienced significant dislocations and liquidity disruptions which have caused the spreads on prospective debt refinancings to widen considerably. These circumstances materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. Events affecting the credit markets have also had an adverse effect on other financial markets in the United States, which may make it more difficult or costly in the future for us to borrow additional funds. Our business could also be negatively impacted if our suppliers or customers experience disruptions resulting from tighter capital and credit markets or a slowdown in the general economy. Any of these risks could increase our interest expense, or impair our ability to fund our operations or expand our business, which could have a material adverse effect on our financial results.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of September 30, 2009, our operations included the following locations:

Location	Owned/Leased	Approximate Square Footage	Use
Houston, Texas	Owned	387,000	See Note 1 below
Houston, Texas	Owned	77,000	See Note 2 below
Ufa, Bashkortostan, Russia	Owned	120,000	Manufacturing, sales and service
Calgary, Alberta, Canada	Owned	45,000	Manufacturing, sales and service
Luton, Bedfordshire, England	Owned	8,000	Sales and service
Beijing, China	Leased	1,000	Sales and service

We believe that our facilities are adequate for our current and immediately projected needs.

(1)	This property is located at 7007 Pinemont Drive in Houston, Texas (the “Pinemont facility”). The Pinemont facility contains all manufacturing, engineering, selling, marketing and administrative activities for both the seismic and thermal solution segment of our company in the United States. The Pinemont facility also serves as our company headquarters. Due to capacity constraints and growth expectations, we added 130,000 sq. ft. of manufacturing space and 40,000 sq. ft. of office space and began utilizing this additional space in the fourth quarter of fiscal year 2007.
(2)	This property, located at 7334 N. Gessner in Houston, Texas (the “Gessner facility”), previously contained a manufacturing operation and certain support functions. In February 2006, we entered into a seven-year lease with a tenant whereby the tenant agreed to lease portions of the building up to August 15, 2008, and to lease the entire building from August 16, 2008 through February 14, 2013. The lease agreement was recently amended to allow the tenant the option to lease the entire building through July 31, 2020.

Item 3. Legal Proceedings

From time to time we are a party to what we believe is routine litigation and proceedings that may be considered as part of the ordinary course of our business.

On July 8, 2009, we received a complaint filed in the United States District Court in Nevada alleging that the Geospace Seismic Recorder (“GSR”), our newly developed wireless data acquisition system, infringes upon a patent held by Ascend Geo, LLC (“Ascend”). We requested and were granted a change in venue to the United States District Court for the Southern District of Texas in Houston (the “Court”). In addition to monetary damages, Ascend requested a preliminary injunction against future sales by us of the GSR nodal system. We filed our response with the Court requesting that it deny Ascend’s request for a preliminary injunction and, on November 4, 2009, the Court denied Ascend’s request for a preliminary injunction. We strongly believe that the GSR nodal system does not violate Ascend’s patent. We also believe that Ascend’s patent is not valid and we have petitioned the United States Patent and Trademark Office (“PTO”) to re-examine its validity. On November 12, 2009, the PTO found that substantial new questions of patentability were raised by the petition as to each of the claims of the Ascend patent and issued an office action rejecting each of the claims based on prior art that we submitted to the PTO. Based on the PTO’s initial finding of invalidity of Ascend’s patent claims, we have petitioned the Court to stay the litigation until the PTO can complete its reexamination of Ascend’s patent. Ascend failed to timely oppose our motion to stay the proceedings, and the matter is now before the court. Ascend has the right to respond to the PTO office action no later than January 12, 2010. We will continue to defend vigorously our right to build and sell our GSR products and based on developments to date, we are optimistic that the matter will be resolved satisfactorily in our favor. At this time, however, we are unable to predict the outcome of our dispute regarding Ascend’s patent or Ascend’s claims.

Item 4. Submission of Matters to Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The following graphs compare the performance of the Company’s common stock with the performance of the Russell 2000 index and the Standard & Poor’s Oil & Gas Equipment and Services index as of each of the dates indicated.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among OYO Geospace Corporation, The Russell 2000 Index

And The S&P Oil & Gas Equipment & Services Index

*	$100 invested on 9/30/04 in stock or index, including reinvestment of dividends. Fiscal year ending September 30.

    Copyright© 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

The graph assumes $100 invested on September 30, 2004 (a) in the Company’s common stock, (b) in the stocks comprising the Russell 2000 index on that day and (c) in the stocks comprising the Standard & Poor’s Oil & Gas Equipment and Services index on that day. Reinvestment of all dividends on stocks comprising the two indices is assumed. The foregoing graphs are based on historical data and are not necessarily indicative of future performance. These graphs shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to the Regulations of 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act.

Our common stock is quoted on The NASDAQ Global Market under the symbol “OYOG”. On December 7, 2009, there were approximately 21 holders of record of our common stock, and the closing price per share on such date was $33.00 as quoted by The NASDAQ Global Market.

The following table shows the high and low per share sales prices for our common stock reported on The NASDAQ Global Market.

	Low	High
Year Ended September 30, 2009:
Fourth Quarter	$19.05	$28.62
Third Quarter	12.52	26.24
Second Quarter	9.00	23.60
First Quarter	15.37	40.73

Year Ended September 30, 2008:
Fourth Quarter	$33.12	$59.40
Third Quarter	41.01	67.85
Second Quarter	39.89	76.74
First Quarter	68.90	110.47

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

The following equity plan information is provided as of September 30, 2009:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	466,350	$14.10	198,896

Equity Compensation Plans Not Approved by Security Holders	1,900	$13.26	18,900

The securities are to be issued pursuant to the Company’s 1999 Broad-Based Option Plan. A description of such plan is provided in Note 9 to the consolidated financial statements contained in this Annual Report on Form 10-K.

Item 6. Selected Consolidated Financial Data

The following table sets forth certain selected historical financial data on a consolidated basis. The selected consolidated financial data was derived from our consolidated financial statements. The selected consolidated financial data should be read in conjunction with our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. When reviewing the table below, please also note the recent transactions and new accounting pronouncements described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies”, contained in this Annual Report on Form 10-K.

	Year Ended September 30,
	2009	2008	2007	2006	2005
	(in thousands, except share and per share amounts)
Statement of Operations Data:
Sales	$92,860	$134,495	$138,106	$103,700	$72,823
Cost of sales	66,287	87,441	87,587	67,397	50,947

Gross profit	26,573	47,054	50,519	36,303	21,876
Operating expenses:
Selling, general and administrative	14,572	16,913	16,492	14,912	13,146
Research and development	8,062	8,945	7,327	6,634	4,960
Bad debt expense	318	1,615	236	208	337

Total operating expenses	22,952	27,473	24,055	21,754	18,443

Gain (loss) on sale of assets	(12)	604	1,655	(98)	(26)

Income from operations	3,609	20,185	28,119	14,451	3,407
Other income (expense), net	(298)	233	118	(204)	(44)

Income before income taxes, and minority interest	3,311	20,418	28,237	14,247	3,363
Income tax expense	1,551	6,266	8,638	4,477	812

Income before minority interest	1,760	14,152	19,599	9,770	2,551
Minority interest	—	—	—	—	(44)

Net income	$1,760	$14,152	$19,599	$9,770	$2,507

Net income per share:
Basic	$0.30	$2.40	$3.38	$1.72	$0.45

Diluted	$0.29	$2.31	$3.23	$1.64	$0.44

Weighted average shares outstanding:
Basic	5,950,403	5,908,727	5,793,840	5,686,600	5,606,858
Diluted	6,079,378	6,116,039	6,063,446	5,955,912	5,743,601

Other Financial Data:
Depreciation, amortization and stock-based compensation	$5,472	$4,598	$3,912	$4,499	$4,150
Capital expenditures	1,709	9,796	17,007	4,775	6,247

	As of September 30,
	2009	2008	2007	2006	2005
	(in thousands)
Balance Sheet Data:
Working capital	$82,842	$82,475	$60,329	$50,615	$40,501
Total assets	141,482	159,380	128,162	109,176	84,422
Short-term debt	728	709	322	312	340
Long-term debt	8,820	19,526	5,147	7,440	10,731
Stockholders’ equity	118,658	117,363	102,370	75,767	62,606

We did not declare or pay any dividends during any of the periods noted in the above tables.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the major elements of our consolidated financial statements. You should read this discussion and analysis together with our consolidated financial statements, including the accompanying notes, and other detailed information appearing elsewhere in this Annual Report on Form 10-K, including under the heading “Risk Factors”. The discussion of our financial condition and results of operations includes various forward-looking statements about our markets, the demand for our products and services and our future plans and results. These statements are based on assumptions that we consider to be reasonable, but that could prove to be incorrect. For more information regarding our assumptions, you should refer to the section entitled “—Forward-Looking Statements and Assumptions” contained in this Item 7 in this Annual Report on Form 10-K.

Background

We design and manufacture instruments and equipment used in the acquisition and processing of seismic data as well as in the characterization and monitoring of producing oil and gas reservoirs. We have been in the seismic instrument and equipment business since 1980 and market our products primarily to the oil and gas industry. We also design, manufacture and distribute thermal imaging equipment and thermal media products targeted at the screen print, point of sale, signage and textile market sectors. We have been manufacturing thermal imaging products in our Thermal Solutions segment since 1995. For a more detailed discussion of our business segments and products, see the information under the heading “Business” in this Annual Report on Form 10-K.

Worldwide Economic Crisis

Demand for many of our products depends primarily on the level of worldwide oil and gas exploration activity. That activity, in turn, depends primarily on prevailing oil and gas prices and availability of seismic data. The recent domestic financial crisis arising out of the meltdown of the subprime lending market has caused significant distress to many global financial lending institutions, leading to a broader global financial crisis and a tightening of the availability of commercial credit. While some signs of an economic recovery are present, many economists have predicted a prolonged worldwide economic recession and a slow recovery in the credit markets. These recessionary fears, combined with a decline in worldwide demand for energy, have caused energy commodity prices to decline substantially from an all-time high of approximately $145 per barrel in July 2008. As expected, these events have led to a decline in energy exploration activities in North America and in certain international markets, and we began to see the effects of this decline on our business during the first fiscal quarter of 2009. We have seen demand for many of our seismic exploration products decline, including significant declines in our Russian and Canadian seismic exploration markets. We believe some of our seismic customers may not possess the financial resources to survive a prolonged downturn in energy exploration, while others have scaled back their activities until financial markets stabilize and demand for exploration activities increases.

The uncertainty of these global economic matters and their ultimate impact on energy exploration activities and on our customers’ ability to access credit markets is difficult to forecast, and a decline in the demand for our seismic exploration products is likely to continue for the present time. Due to the sporadic demand for our seismic reservoir products, we have often described this portion of our seismic business as “lumpy”. In this current environment, we expect our seismic business levels will be even more erratic. Singular events may result in severe swings in our future revenues in both positive and negative directions. If these economic events continue into the foreseeable future, they could have a material adverse impact on our revenues and profits for fiscal year 2010 and in future years.

We continue to monitor the impact that these economic conditions may have on our operations. We believe that our current cash balances, cash flows from operations and cash borrowings available under our credit facility will provide sufficient resources to meet our working capital liquidity needs for the next twelve months.

Consolidated Results of Operations

The economic slowdown adversely affected our product revenues in fiscal year 2009. In fiscal year 2009, we experienced declines in almost every major product category in each of our business segments. We have not sold any large-scale seabed reservoir characterization products since fiscal year 2007. These reservoir characterization products generally have higher profit margins than our traditional seismic exploration products.

In fiscal years 2008 and 2009, revenues from our reservoir characterization products declined substantially from fiscal year 2007 when we recognized $16.2 million of revenues from the sale of a seabed reservoir characterization system. As we have reported in the past, our sales and operating profits have varied significantly from quarter-to-quarter, and even year-to-year, and are expected to continue that trend in the future, especially when our quarterly financial results are impacted by the presence or absence of these relatively large, but somewhat erratic, shipments of seismic seabed and/or borehole reservoir characterization systems. At present, we do not have any large orders for seabed reservoir characterization products in our backlog, although, we remain optimistic about on-going discussions with customers concerning these products. The quote-to-contract time for large permanent and retrievable seabed seismic data acquisition systems is generally quite long, and since these sales are not recognized in our financial statements until the products are shipped and/or accepted by our customer, the exact timing of any future sales can dramatically affect our quarterly results.

In fiscal year 2009, our subsidiaries located in the Russian Federation and in Canada experienced significant declines in sales and, together, generated operating losses of $3.3 million. The difficult seismic market conditions in the Russian Federation resulted from a decline in oil exploration activities precipitated in part by the severe drop in crude oil commodity prices (relative to prices in prior years) and a higher federal tax imposed upon Russian producers of crude oil for export. In addition, our Houston-based manufacturing operation significantly reduced the purchase of products manufactured by our Russian subsidiary in an effort to stabilize and eventually reduce our consolidated inventory levels. The resulting low factory utilization combined with intense competition for declining seismic product orders in the Russian market contributed to the poor financial results of our Russian subsidiary during fiscal year 2009. In regards to our subsidiary in Canada, high levels of natural gas storage and low natural gas demand in North America significantly reduced natural gas-oriented seismic exploration activities both in the United States and in Canada, resulting in low levels of product sales and the under-utilization of our seismic rental equipment. The lower level of sales recorded by our Canadian subsidiary was not adequate to offset fixed costs associated with rental equipment depreciation and facility utilization as well as general overhead costs. We expect these difficult seismic market conditions in the Russian Federation and in Canada to continue into fiscal year 2010 and future operating losses are likely in the near-term; however, we believe the operating results of these subsidiaries in fiscal year 2010 will improve from fiscal year 2009.

We report and evaluate financial information for two segments: Seismic and Thermal Solutions. Summary financial data by business segment follows (in thousands):

	Year Ended September 30,
	2009	2008	2007
Seismic
Exploration product sales	$59,084	$92,578	$83,193
Reservoir product sales and services	12,020	15,784	31,354
Industrial product sales	7,939	10,250	7,903

Total seismic sales	79,043	118,612	122,450
Operating income	10,591	27,078	35,873

Thermal Solutions
Sales	13,028	15,201	15,312
Operating income	370	1,283	617

Corporate
Sales	789	682	344
Operating loss	(7,352)	(8,176)	(8,371)

Consolidated Totals
Sales	92,860	134,495	138,106
Operating income	3,609	20,185	28,119

Overview

Fiscal Year 2009 Compared to Fiscal Year 2008

Consolidated net sales for fiscal year 2009 decreased $41.6 million, or 31.0%, from fiscal year 2008. The decrease in sales stems from the decline in customer demand for our seismic products as a result of the effects of the worldwide economic slowdown and its impact on energy exploration activities.

Consolidated gross profits for fiscal year 2009 decreased by $20.5 million, or 43.5%, from fiscal year 2008. The decline in gross profits was caused by a decline in sales of our products, competitive pricing initiatives and higher manufacturing costs resulting from under-utilized factory capacity.

Consolidated operating expenses for fiscal year 2009 decreased $4.5 million, or 16.5%, from fiscal year 2008. Reduced operating expenses reflect initiatives taken by management in response to the decline in sales, and also reflect a $1.9 million reduction of incentive compensation expenses caused by lower consolidated pretax profits.

The U.S. statutory rate applicable to us for the periods reported was 34.0% and 35.0%, respectively; however, our effective tax rate was 46.8% and 30.7% for fiscal years 2009 and 2008, respectively. The higher effective tax rate for fiscal year 2009 resulted primarily from pretax losses in foreign taxing jurisdictions having lower statutory tax rates than the U.S. statutory rate. The lower tax rate in fiscal year 2008 resulted from pretax income earned in foreign taxing jurisdictions having lower statutory tax rates than the U.S. statutory tax rate, and the impact of research and experimentation tax credits available in the United States.

Fiscal Year 2008 Compared to Fiscal Year 2007

Consolidated net sales for fiscal year 2008 decreased $3.6 million, or 2.6%, from fiscal year 2007. The decrease in net sales resulted from the revenue recognition in fiscal year 2007 of $16.9 million from reservoir characterization systems, including a $16.2 million system sold to BP for installation in the Caspian Sea. Excluding the impact of the $16.9 million reservoir characterization systems in fiscal year 2007, our net sales for fiscal year 2008 increased $13.3 million, or 11.0%, from the corresponding period of the prior fiscal year primarily due to stronger sales of our other seismic products. Sales of large scale systems like the $16.2 million system sold to BP are infrequent and generally do not recur in each subsequent quarter.

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

Segment Results of Operations

Seismic Products

Fiscal Year 2009 Compared to Fiscal Year 2008

Net Sales. Sales of our seismic products for fiscal year 2009 decreased $39.6 million, or 33.4%, from fiscal year 2008. The decline in sales is due to a decline in the demand for all of our seismic products, including a $10.7 million decline in sales from our Russian and Canadian operations. Reduced product demand resulted from a reduction in oil and gas exploration and development activities precipitated by the global economic crisis and the prevailing uncertainty about future oil and gas commodity prices.

Operating Income. Operating income from sales of our seismic products for fiscal year 2009 decreased $16.5 million, or 60.9%, from fiscal year 2008. The decline in our operating income is directly related to the significant decline in our seismic product sales, competitive pricing initiatives and under-utilization of our manufacturing capacity. In particular, our Russian and Canadian subsidiaries generated $3.3 million of operating losses during fiscal year 2009 due to significantly lower sales, under-utilization of plant and equipment, and intense pricing pressures from competitors for our commodity seismic products. While we are giving substantial attention to this situation, we expect such operating losses in Russia and Canada to continue in the near-term until local market conditions improve.

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

Thermal Solutions Products

Fiscal Year 2009 Compared to Fiscal Year 2008

Net Sales. Sales of our thermal solutions products for fiscal year 2009 decreased $2.2 million, or 14.3%, from fiscal year 2008. The decline in sales resulted from weaker demand of all thermal product categories due to a weakening economic climate and tight credit markets impacting many of our smaller customers in this business segment.

Operating Income. Our operating income from our thermal solutions products for fiscal year 2009 decreased $0.9 million, or 71.2%, from fiscal year 2008. The decline in operating income is caused by the decline in our thermal product sales and higher manufacturing costs.

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

Incentive Compensation Program

Despite the economic slowdown and the challenges our business faced as a result, we adopted an incentive compensation program for fiscal year 2009 whereby most employees were eligible to begin earning incentive compensation if the Company reached a five percent pretax return on stockholders’ equity, determined as of September 30, 2008. We believe that our employees saw the incentive compensation program as a reason to continue to forge ahead. To be eligible to participate in this incentive compensation program, employees must participate in our Core Values Program. Based on our experience in prior years, we expect one hundred percent of our eligible employees to participate in the Core Values Program. The incentive compensation program did not apply to the employees of our Russian subsidiary as such employees participate in a locally administered bonus program. Certain non-executive employees were required to achieve specific goals to earn a significant portion of their total incentive compensation award. Had any bonus awards been earned under this program in fiscal year 2009, such awards would have been paid out to eligible employees after the end of fiscal year 2009. Based on the level of pretax earnings for fiscal year 2009, no bonuses were earned or accrued at September 30, 2009.

Under a similar program in fiscal year 2008, we accrued $3.1 million of incentive compensation expense for fiscal year 2008. This accrual represented approximately 84% of the aggregate bonus allowed under the fiscal year 2008 incentive compensation program.

Liquidity and Capital Resources

At September 30, 2009, we had $8.6 million in cash and cash equivalents. For fiscal year 2009, we generated approximately $17.3 million of cash in operating activities. Sources of cash generated in our operating activities resulted from net income of $1.8 million. Additional sources of cash include net non-cash charges of $7.5 million for deferred income tax expense, depreciation, amortization, stock-based compensation, inventory obsolescence and bad debts. Other sources of cash included a $14.3 million decrease in accounts and notes receivable due to improved collections and lower levels of product sales, and a $3.2 million decrease in inventories. These sources of cash were offset by (i) a $4.2 million decrease in accrued expenses primarily resulting from a decline in payroll-related costs due to employee headcount reductions and lower incentive compensation costs resulting from lower levels of pretax income, (ii) a $3.4 million decrease in accounts payable due to declines in purchases of raw materials and other expense reductions and (iii) a $1.4 million decrease in income taxes payable primarily resulting from the decrease in taxable income. Throughout most of fiscal year 2008, we were in a period of significant demand for our products as well as the development of new product technologies, which resulted in a build-up of our inventory levels to be able to meet actual and anticipated future customer demand. Although our levels of inventory declined in fiscal year 2009, we continue to be subject to high levels of inventory obsolescence expense since our exposure to obsolete and slow moving inventories continues in the current environment. We are giving substantial attention to the management of our inventories in this context.

For fiscal year 2009, we used approximately $1.7 million of cash in investing activities resulting from our capital expenditures. We estimate that our total capital expenditures in fiscal year 2010 will be approximately $3.5 million. We expect these capital expenditures will be financed from our internal cash flow and/or from borrowings under our Credit Agreement.

For fiscal year 2009, we used approximately $9.7 million of cash in the financing activities of our operations, resulting from $10.0 million of principal payments under the Credit Agreement and $0.7 million principal payments for our mortgage loans. These uses of cash were offset by $1.0 million of proceeds from the exercise of stock options and related tax benefits.

At September 30, 2008, we had $1.6 million in cash and cash equivalents. For fiscal year 2008, we used approximately $8.0 million of cash in operating activities. Sources of cash generated in our operating activities primarily resulted from our net income of $14.2 million. Additional sources of cash included non-cash charges to our net income of $0.4 million for deferred taxes, $4.6 million for depreciation and amortization, $1.6 million for bad debts, and $1.0 million for inventory obsolescence. These sources of cash were more than offset by (i) a $15.1 million increase in inventories resulting from the production of new products (primarily for our new wireless data acquisition system) and from growth in our work-in-process inventories resulting from an increase in our customer order backlog, (ii) a $13.7 million increase in trade accounts and notes receivable resulting from sales to customers requesting long-term financing assistance combined with a general increase in collection days, and (iii) the removal of a $0.6 million gain on disposal of property, plant and equipment.

For fiscal year 2008, we used approximately $9.1 million of cash in investing activities, including $9.8 million for capital expenditures, which was partially offset by $0.7 million of cash proceeds from the sale of property, plant and equipment, primarily from the sale of a portion of a surplus property located in the Russian Federation.

For fiscal year 2008, we generated approximately $16.4 million of cash in the financing activities of our operations, resulting from (i) $9.1 million of net borrowings under the Credit Agreement, (ii) $8.8 million borrowed under a term loan secured by a mortgage on our Pinemont facility and (iii) $1.6 million of proceeds from the exercise of stock options and related tax benefits. These sources of cash were offset by $3.1 million of principal payments under mortgage loans.

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

On November 22, 2004, several of our subsidiaries entered into a credit agreement (the “Original Credit Agreement”) with a bank. The Original Credit Agreement has been amended periodically since 2004, and most recently on April 30, 2009 (as so amended, the “Credit Agreement”). Under the Credit Agreement, our borrower subsidiaries can borrow up to $25.0 million principally secured by their accounts receivable, inventories and equipment. The Credit Agreement expires on April 30, 2011. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial ratios, restricts our and our subsidiaries’ ability to pay dividends and contains other covenants customary in agreements of this type. We believe the most restrictive covenants in the Credit Agreement are (i) the fixed charge coverage ratio of EBITDA to certain charges, and (ii) the cash flow leverage ratio of total borrowings (excluding real estate borrowings) to adjusted EBITDA. We believe these covenants are more restrictive than covenants contained in the Credit Agreement as in effect prior to the April 30, 2009 amendment, and future borrowings available under the Credit Agreement could be limited or completely restricted if future operating results deteriorate. The interest rate for borrowings under the Credit Agreement is a LIBOR based rate with a margin spread of 300-400 basis points depending upon the maintenance of certain ratios. At September 30, 2009, there were no borrowings under the Credit Agreement, standby letters of credit outstanding in the amount of $0.9 million and additional borrowings available of $15.9 million.

We anticipate that the existing cash balance as of September 30, 2009, cash flow from operations and borrowings available under the Credit Agreement will provide adequate cash flows and liquidity for the next twelve months to satisfy capital expenditure requirements and scheduled debt payments to fund operations.

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

A summary of future payments owed for contractual obligations and commercial commitments as of September 30, 2009 are shown in the table below (in thousands):

	Payment Due By Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Contractual Obligations:
Long-term debt	$9,548	$728	$1,520	$1,360	$5,940
Commercial Commitments:
Lines of Credit	—	—	—	—	—

Total Contractual Obligations and Commercial Commitments:	$9,548	$728	$1,520	$1,360	$5,940

Off-Balance Sheet Arrangements

We do not have any obligations which meet the definition of an off-balance sheet arrangement and which have or are reasonably likely to have a current or future effect on our financial statements or the items contained therein that are material to investors.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We consider many factors in selecting appropriate operational and financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. We continually evaluate our estimates, including those related to bad debt reserves, inventory obsolescence reserves, self-insurance reserves for medical expenses, product warranty reserves, intangible assets, stock-based compensation and deferred income tax assets. We base our estimates on historical experience and various other factors, including the impact from the current economic conditions, that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different conditions or assumptions.

Our long-lived assets are reviewed for impairment whenever an event or change in circumstances indicates the carrying amount of an asset or group of assets may not be recoverable. The impairment review, if necessary, includes a comparison of expected future cash flows (undiscounted and without interest charges) to be generated by an asset group with the associated carrying value of the related assets. If the carrying value of the asset group exceeds the expected future cash flows, an impairment loss is recognized to the extent that the carrying value of the asset group exceeds its fair value. At September 30, 2009, we reviewed the long-lived assets of our subsidiary in the Russian Federation and concluded that no impairment was present.

Management makes judgments regarding the interpretation of tax laws that might be challenged upon an audit and causes changes to previous estimates of tax liability. In addition, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions as well as by the Internal Revenue Service. In management’s opinion, adequate provisions for income taxes have been made for all open tax years. The potential outcomes of examinations are regularly assessed in determining the adequacy of the provision for income taxes and income tax liabilities. Management believes that adequate provisions have been made for reasonable and foreseeable outcomes related to uncertain tax matters.

We record a write-down of our inventories when the cost basis of any manufactured product, including any estimated future costs to complete the manufacturing process, exceeds its net realizable value. Inventories are stated at the lower of cost (as determined by the first-in, first-out method) or market value. Our subsidiary in the Russian Federation uses an average cost method to value its inventories.

We periodically review the composition of our inventories to determine if market demand, product modifications, technology changes, excessive quantities on-hand and other factors hinder our ability to recover its investment in such inventories. Management’s assessment is based upon on historical product demand, future product demand and various other judgments and estimates. Inventory obsolescence reserves are recorded when such assessments reveal that portions or components of our inventory investment will not be realized in our operating activities.

Goodwill represents the excess of the purchase price of purchased businesses over the estimated fair value of the acquired business’ net assets. Intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives; however, no maximum life applies. We no longer record goodwill amortization expense and we review the carrying value of goodwill and other long-lived assets to determine whether there has been an impairment since the date of the relevant acquisition. We have elected to make September 30 the annual impairment assessment date and will perform additional interim impairment tests if a change in circumstances occurs that would indicate that the carrying value of long-lived assets may exceed their fair value amount. Under the fair value framework and the lack of quoted prices for identical items or an independent market analysis, we estimate the fair market value based on Level 3 inputs using both a market and income based approach. The goodwill impairment is tested at our Company’s seismic segment level as the goodwill relates to the purchase of several seismic related companies. The impairment test uses a weighted average cost of capital. The growth rate is based on the projected inflation rate. The assessment is performed in two steps: step one is to test for potential impairment and if potential losses are identified, step two is to measure the impairment loss. We performed step one as of September 30, 2009 and found that there were no impairments at that time; thus, step two was not necessary.

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

Occasionally, our seismic customers are not able to take immediate delivery of products which were specifically manufactured to the customer’s specifications. These occasions generally occur when customers face logistical issues such as project delays or with their seismic crew deployment. In these instances, our customers have asked us to hold the equipment for a short period of time until they can take physical delivery of the product (referred to as “bill and hold” arrangements). We consider the following criteria for recognizing revenue when delivery has not occurred:

•	Whether the risks of ownership have passed to the customer,

•	Whether we have obtained a fixed commitment to purchase the goods in written documentation from the customer,

•	Whether the customer requested that the transaction be on a bill and hold basis and we received that request in writing,

•	Whether the customer has a substantial business purpose for ordering the goods on a bill and hold basis,

•	Whether there is a fixed schedule for delivery of the product,

•	Whether we have any specific performance obligations such that the earning process is not complete,

•	Whether the equipment is segregated from our other inventory and not subject to being used to fill other orders, and

•	Whether the equipment is complete and ready for shipment.

We do not modify our normal billing and credit terms for these types of sales. As of September 30, 2009, we had recognized $0.6 million of sales under bill and hold arrangements. As of September 30, 2008 and 2007, we had no sales under bill and hold arrangements.

Recent Accounting Pronouncements

See Note 1 of our Notes to Consolidated Financial Statements for information regarding the effect of new accounting pronouncements on our financial statements.

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

Management’s Current Outlook and Assumptions

Our estimates as to future results and industry trends, to the extent described in this document, are generally based on assumptions regarding the future level of seismic exploration activity, seismic reservoir monitoring projects, demand for offshore cable products and industrial sensors and demand for thermal imaging technologies, and in turn, their effect on the demand and pricing of our products and services. Our analysis of the market and its impact on us is based upon the following assumptions:

•

Although oil and gas commodity prices have recovered in recent months, we believe the impact of the worldwide financial crisis and continuing recession, combined with volatile and unsteady energy commodity prices will continue to constrain oil and gas exploration activities in North America and also in certain international markets. Furthermore, we believe our seismic customers relying on credit markets as the source of funds for their capital spending are likely to scale back or defer their activities until financial markets stabilize and demand for exploration activities increase. The uncertainty of these global economic matters and their ultimate impact on energy exploration activities and on our customer’s ability to access credit markets may cause demand for our seismic exploration products to remain constrained below the record sales level of $92.6 million that we experienced in fiscal year 2008.

•

Our Russian and Canadian seismic operations experienced low product demand, excess manufacturing capacity, intense price competition, low rental equipment utilization and certain asset write-downs resulting from these factors. Together, the seismic activities of these subsidiaries generated an operating loss of $3.3 million in fiscal year 2009. We expect these difficult seismic market conditions to continue into fiscal year 2010 and future operating losses are likely in the near-term; however, we believe the operating results of these subsidiaries in fiscal year 2010 will improve from fiscal year 2009.

•

We believe the impact of political conditions and hostilities around the world, including those of the Middle East, which may have a significant impact on oil and gas commodity prices, will not cause a significant increase or decrease in demand for our seismic products for the foreseeable future.

•	We expect revenues from our borehole and seabed reservoir characterization products to increase slightly in fiscal year 2010.

•	We expect recent product introductions, such as our wireless nodal seismic data recording system, to favorably impact our revenues and profits during fiscal year 2010.

•	Demand for our products used in the thermal solutions industry is expected to increase marginally during fiscal year 2010.

•	We expect sales of offshore cable and industrial sensor products to increase in fiscal year 2010.

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

Foreign Currency and Operations Risk

One of our wholly-owned subsidiaries, OYO-GEO Impulse, is located in the Russian Federation. Therefore, our financial results may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions in the Russian Federation or changes in its political climate. Our consolidated balance sheet at September 30, 2009 reflected approximately $5.0 million of net working capital related to OYO-GEO Impulse. For third-party transactions, OYO-GEO Impulse both receives its income and pays its expenses primarily in rubles. To the extent that transactions of OYO-GEO Impulse are settled in rubles, a devaluation of the ruble versus the U.S. dollar could reduce any contribution from OYO-GEO Impulse to our consolidated results of operations and total comprehensive income as reported in U.S. dollars. We do not hedge the market risk with respect to our operations in the Russian Federation; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of rubles versus U.S. dollars to the extent such disruptions result in any reduced valuation of OYO-GEO Impulse’s net working capital or future contributions to our consolidated results of operations. At September 30, 2009, the foreign exchange rate of the U.S. dollar to the ruble was 1:30.1. If the U.S. dollar versus ruble exchange rate were to decline by ten percent, our working capital could decline by $0.5 million.

Foreign Currency Intercompany Accounts and Notes Receivable

From time to time, we provide access to capital to our foreign subsidiaries through U.S. dollar denominated interest bearing promissory notes. Such funds are generally used by our foreign subsidiaries to purchase capital assets and for general working capital needs. In addition, we sell products to our foreign subsidiaries in U.S. dollars on trade credit terms. Because these U.S. dollar denominated intercompany debts are accounted for in the local currency of our foreign subsidiaries, any appreciation or devaluation of such foreign currencies against the U.S. dollar will result in a gain or loss, respectively, to our consolidated statement of operations. At September 30, 2009, we had outstanding accounts and notes receivable of $1.4 million and $0.3 million from our subsidiaries in Canada and the Russian Federation, respectively. At September 30, 2009, the foreign exchange rate of the U.S. dollar to the Canadian Dollar was 1:1.1 and the foreign exchange rate of the U.S. dollar to ruble was 1:30.1. If the U.S. dollar exchange rate were to decline by ten percent, our intercompany accounts and notes receivable would decline by $0.1 million in Canada and $30,000 in the Russian Federation.

Floating Interest Rate Risk

The Credit Agreement and the real estate mortgage agreement for our Pinemont facility each contain a floating interest rate. These floating interest rates subject us to the risk of increased interest costs associated with any upward movements in bank market interest rates. Under the Credit Agreement as most recently amended, our borrowing interest rate is a LIBOR based rate plus 300-400 basis points. As of September 30, 2009, we had no borrowings under the Credit Agreement. Under the real estate mortgage agreement, our borrowing rate is a LIBOR based rate plus 150 basis points and as of September 30, 2009 we had $8.1 million outstanding under this agreement at an effective interest rate of 1.7%. Due to the amount of borrowings outstanding under the real estate mortgage agreement and the potential borrowings available under the Credit Agreement, any increased interest costs associated with movements in market interest rates could be material to our financial condition, results of operations and/or cash flow. At September 30, 2009, based on our current level of borrowings, a 1.0% increase in interest rates would increase our interest expense annually by approximately $0.1 million.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements, including the reports thereon, the notes thereto and supplementary data begin at page F-1 of this Annual Report on Form 10-K and are incorporated herein by reference.

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

In connection with the preparation of this Annual Report on Form 10-K, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of September 30, 2009 of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective as of September 30, 2009.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework. Based on this assessment, our management concluded that, as of September 30, 2009, our internal control over financial reporting is effective based on those criteria.

Our internal control over financial reporting as of September 30, 2009 has been audited by UHY LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ending September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 2010 Annual Meeting of Stockholders under the captions “Election of Directors”, “Executive Officers and Compensation,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 2010 Annual Meeting of Stockholders under the caption “Executive Officers and Compensation” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 2010 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference, and in Item 5, “Market for Registrant’s Common Equity and Related Stockholder Matters,” contained in Part II hereof.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 2010 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 2010 Annual Meeting of Stockholders under the caption “Independent Public Accountants” and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Financial Statements and Financial Statement Schedules

The financial statements and financial statement schedules listed on the accompanying Index to Financial Statements (see page F-1) are filed as part of this Annual Report on Form 10-K.

Exhibits

Exhibit Number	Description of Documents
3.1 (a)	Restated Certificate of Incorporation of the Registrant.

3.2 (a)	Restated Bylaws of the Registrant.

3.3 (p)	Amendment No. 1 to OYO Geospace Corporation Amended and Restated Bylaws.

4.1 (a)	Restated Certificate of Incorporation of the Registrant.

4.2 (a)	Restated Bylaws of the Registrant.

4.3 (p)	Amendment No. 1 to OYO Geospace Corporation Amended and Restated Bylaws.

10.1 (a)	Employment Agreement dated as of August 1, 1997, between the Company and Gary D. Owens.*

10.2 (a)	Employment Agreement dated as of August 1, 1997, between the Company and Michael J. Sheen.*

10.3 (b)	OYO Geospace Corporation 1997 Key Employee Stock Option Plan.*

10.4 (c)	Amendment No. 1 to OYO Geospace Corporation 1997 Key Employee Stock Option Plan, dated February 2, 1998.*

10.5 (c)	Amendment No. 2 to OYO Geospace Corporation 1997 Key Employee Stock Option Plan, dated November 16, 1998.*

10.6 (g)	Amendment No. 3 to OYO Geospace Corporation 1997 Key Employee Stock Option Plan, dated November 10, 2000.*

10.7 (g)	Amendment No. 4 to OYO Geospace Corporation 1997 Key Employee Stock Option Plan, dated February 8, 2005.*

10.8 (b)	OYO Geospace Corporation 1997 Non-Employee Director Plan.*

10.9 (g)	Amendment No. 1 to OYO Geospace Corporation 1997 Non-Employee Director Plan, dated February 8, 2005.*

10.10(a)	Printhead Purchase Agreement dated November 10, 1995 between the Company and OYO Corporation.

10.11(a)	Master Sales Agreement dated November 10, 1995, between the Company and OYO Corporation.

10.12(d)	Form of Director Indemnification Agreement.

10.13(f)	Business Loan Agreement dated November 22, 2004, made by and between Union Planters Bank, N.A. (predecessor in interest to Regions Bank), and Concord Technologies, LP, Geospace Technologies, LP, OYO Instruments, LP, Geospace Engineering Resources International, LP and OYOG Operations, LP.

10.14(h)	First Amendment to Loan Agreement dated as of September 19, 2005, between Regions Bank (F/K/A Union Planters Bank, N.A.) and Concord Technologies, LP, Geospace Technologies, LP, OYO Instruments, LP, Geospace Engineering Resources International, LP and OYOG Operations, LP.

10.15(h)	Promissory Note dated September 19, 2005, made by Concord Technologies, LP, Geospace Technologies, LP, OYO Instruments, LP, Geospace Engineering Resources International, LP and OYOG Operations, LP for the benefit of Regions Bank (F/K/A Union Planters Bank, N.A.).

10.16(h)	Guaranty Agreement dated September 19, 2005, made by and between the Company and Regions Bank (F/K/A Union Planters Bank, N.A.). Each of OYOG, LLC and OYOG Limited Partner, LLC has entered into a Guaranty Agreement with Regions Bank (F/K/A Union Planters Bank, N.A.) which is substantially identical to the exhibited Guaranty Agreement.

Exhibit Number	Description of Documents
10.17(h)	Security Agreement dated as of September 19, 2005, between Regions Bank (F/K/A Union Planters Bank, N.A.), and Concord Technologies, LP. Each of Geospace Technologies, LP, OYO Instruments, LP, Geospace Engineering Resources International, LP and OYOG Operations, LP has entered into a Security Agreement with Regions Bank (F/K/A Union Planters Bank, N.A.) which is substantially identical to the exhibited Security Agreement.

10.18(e)	Deed of Trust, Security Agreement, Assignment of Rents and Financing Statement, dated September 10, 2003, by and between OYOG Operations, LP and Compass Bank.

10.19(e)	Promissory Note dated September 10, 2003, made by OYOG Operations, LP payable to Compass Bank.

10.20(e)	Guaranty Agreement dated September 10, 2003, by and between the Company and Compass Bank.

10.21(e)	Earnest Money Contract dated May 27, 2003, by and between Cooper Tools, Inc. and OYOG Operations, L.P.

10.22(e)	First Amendment to Earnest Money Contract, dated July 14, 2003, by and between Cooper Tools, Inc. and OYOG Operations, LP.

10.23(e)	Second Amendment to Earnest Money Contract, dated August 14, 2003, by and between Cooper Tools, Inc. and OYOG Operations, LP.

10.24(e)	Third Amendment to Earnest Money Contract, dated August 22, 2003, by and between Cooper Tools, Inc. and OYOG Operations, LP.

10.25(i)	OYO Geospace Corporation Fiscal Year 2008 Bonus Plan.*

10.26(j)	Second Amendment to Loan Agreement dated as of June 16, 2006, between Regions Bank (F/K/A Union Planters Bank, N.A.) and Concord Technologies, LP, Geospace Technologies, LP, OYO Instruments, LP, Geospace Engineering Resources International, LP and OYOG Operations, LP.

10.27(k)	Third Amendment to Loan Agreement dated as of January 10, 2007, between Regions Bank (F/K/A Union Planters Bank, N.A.) and Concord Technologies, LP, Geospace Technologies, LP, OYO Instruments, LP, Geospace Engineering Resources International, LP and OYOG Operations, LP.

10.28(l)	Fourth Amendment to Loan Agreement dated as of October 12, 2007, between Regions Bank (F/K/A Union Planters Bank, N.A.) and Concord Technologies, LP, Geospace Technologies, LP, OYO Instruments, LP, Geospace Engineering Resources International, LP and OYOG Operations, LP.

10.29(m)	Fifth Amendment to Loan Agreement dated as of March 12, 2008, between Regions Bank (F/K/A Union Planters Bank, N.A.) and Concord Technologies, LP, Geospace Technologies, LP, OYO Instruments, LP, Geospace Engineering Resources International, LP and OYOG Operations, LP.

10.30(m)	Promissory Note dated March 13, 2008, made by OYOG Operations, LP payable to Compass Bank.

10.31(m)	Deed of Trust, Security Agreement, Assignment of Rents and Financing Statement, dated March 13, 2008, by and between OYOG Operations, LP and Compass Bank.

10.32(m)	Guaranty Agreement dated March 13, 2008, by and between the Company and Compass Bank.

10.33(m)	Guaranty Agreement dated March 13, 2008, by and between Geospace Technologies, LP and Compass Bank.

10.34(n)	OYO Geospace Corporation Fiscal Year 2009 Bonus Plan.*

10.35(n)	First Amendment effective October 1, 2008 to Employment Agreement dated as of August 1, 1997, between the Company and Gary D. Owens.*

10.36(n)	First Amendment effective October 1, 2008 to Employment Agreement dated as of August 1, 1997, between the Company and Michael J. Sheen.*

Exhibit Number	Description of Documents
10.37(o)	Sixth Amendment to Loan Agreement dated as of April 30, 2009, between Regions Bank (f/k/a Union Planters Bank, N.A.) and Concord Technologies, LP, Geospace Technologies, LP, OYO Instruments, LP, Geospace Engineering Resources International, LP, and OYOG Operations, LP.

21.1	Subsidiaries of the Registrant.

23.1	Consent of UHY LLP, Independent Registered Public Accounting Firm.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed September 30, 1997 (Registration No. 333-36727).
(b)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed November 5, 1997 (Registration No. 333-36727).
(c)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended September 30, 1998.
(d)	Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed November 18, 1997 (Registration No. 333-36727).
(e)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2003.
(f)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2004.
(g)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed February 15, 2005. (Registration No. 333-122835)
(h)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed September 21, 2005.
(i)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed May 9, 2008.
(j)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed July 3, 2006.
(k)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed January 11, 2007.
(l)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 26, 2007.
(m)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed March 17, 2008.
(n)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, filed February 6, 2009.
(o)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed May 4, 2009.
(p)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed August 3, 2007.
*	This exhibit is a management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OYO GEOSPACE CORPORATION

By:	/s/ GARY D. OWENS
Gary D. Owens, Chairman of the Board President and Chief Executive Officer

December 11, 2009

Pursuant to the requirements of the Securities Exchange Act, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GARY D. OWENS Gary D. Owens	Chairman of the Board President and Chief Executive Officer (Principal Executive Officer)	December 11, 2009

/S/ THOMAS T. MCENTIRE Thomas T. McEntire	Chief Financial Officer (Principal Financial and Accounting Officer and Secretary)	December 11, 2009

/S/ WILLIAM H. MOODY William H. Moody	Director	December 11, 2009

/S/ TAKASHI KANEMORI Takashi Kanemori	Director	December 11, 2009

/S/ RICHARD C. WHITE Richard C. White	Director	December 11, 2009

/S/ MICHAEL J. SHEEN Michael J. Sheen	Director	December 11, 2009

/S/ THOMAS L. DAVIS Thomas L. Davis	Director	December 11, 2009

/S/ CHARLES H. STILL Charles H. Still	Director	December 11, 2009

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of OYO Geospace Corporation:

We have audited the accompanying consolidated balance sheets of OYO Geospace Corporation and subsidiaries (“the Company”) as of September 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three fiscal years in the period ended September 30, 2009. Our audits also included the financial statement schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OYO Geospace Corporation and subsidiaries as of September 30, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended September 30, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of OYO Geospace Corporation and subsidiaries’ internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 11, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    UHY LLP

Houston, Texas

December 11, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of OYO Geospace Corporation:

We have audited OYO Geospace Corporation and subsidiaries’ (“the Company”) internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Part II, Item 9A of this Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, OYO Geospace Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of OYO Geospace Corporation and subsidiaries as of September 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three fiscal years in the period ended September 30, 2009, and our report dated December 11, 2009, expressed an unqualified opinion on those consolidated financial statements.

/s/    UHY LLP

Houston, Texas

December 11, 2009

OYO Geospace Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share amounts)

	AS OF SEPTEMBER 30,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$8,571	$1,562
Trade accounts receivable, net of allowance of $848 and $1,329	13,878	21,546
Current portion of notes receivable, net of allowance of $0	10,477	10,874
Inventories, net	57,257	64,396
Deferred income tax asset	3,326	2,931
Prepaid expenses and other current assets	2,233	2,635

Total current assets	95,742	103,944

Rental equipment, net	4,068	3,014
Property, plant and equipment, net	37,105	40,543
Patents, net of accumulated amortization of $5,073 and $4,832	807	1,057
Goodwill	1,843	1,843
Non-current deferred income tax asset	687	624
Non-current notes receivable, net of allowance of $0	—	7,146
Other assets	1,230	1,209

Total assets	$141,482	$159,380

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Book overdrafts	$—	$35
Notes payable and current maturities of long-term debt	728	709
Accounts payable trade	4,692	8,210
Accrued expenses and other current liabilities	6,954	9,922
Deferred revenue	367	962
Deferred income tax liability	—	78
Income tax payable	159	1,553

Total current liabilities	12,900	21,469
Long-term debt, net of current maturities	8,820	19,526
Non-current deferred income tax liability	1,104	1,022

Total liabilities	22,824	42,017

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 5,994,908 and 5,936,508 shares issued and outstanding	60	59
Additional paid-in capital	43,300	42,030
Retained earnings	75,540	73,780
Accumulated other comprehensive income (loss)	(242)	1,494

Total stockholders’ equity	118,658	117,363

Total liabilities and stockholders’ equity	$141,482	$159,380

The accompanying notes are an integral part of the consolidated financial statements.

OYO Geospace Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	YEAR ENDED SEPTEMBER 30,
	2009	2008	2007
Net sales	$92,860	$134,495	$138,106
Cost of sales	66,287	87,441	87,587

Gross profit	26,573	47,054	50,519
Operating expenses:
Selling, general and administrative expenses	14,572	16,913	16,492
Research and development expenses	8,062	8,945	7,327
Bad debt expense	318	1,615	236

Total operating expenses	22,952	27,473	24,055

Gain (loss) on sale of assets	(12)	604	1,655

Income from operations	3,609	20,185	28,119

Other income (expense):
Interest expense	(602)	(897)	(424)
Interest income	809	1,323	549
Foreign exchange gains (losses)	(414)	(180)	30
Other, net	(91)	(13)	(37)

Total other income (expense), net	(298)	233	118

Income before income taxes	3,311	20,418	28,237
Income tax expense	1,551	6,266	8,638

Net income	$1,760	$14,152	$19,599

Earnings per share:
Basic	$0.30	$2.40	$3.38

Diluted	$0.29	$2.31	$3.23

Weighted average shares outstanding:
Basic	5,950,403	5,908,727	5,793,840

Diluted	6,079,378	6,116,039	6,063,446

The accompanying notes are an integral part of the consolidated financial statements.

OYO Geospace Corporation and Subsidiaries

Consolidated Statement of Stockholders’ Equity

For the years ended September 30, 2009, 2008 and 2007

(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at September 30, 2006	5,735,208	$57	$34,637	$40,029	$1,044	$75,767

Comprehensive income:
Net income	—	—	—	19,599	—	19,599
Foreign currency translation adjustments	—	—	—	—	1,219	1,219

Total comprehensive income						20,818
Excess tax benefit from share—based compensation		—	3,083	—	—	3,083
Issuance of common stock pursuant to exercise of options, net of tax	153,550	2	2,489	—	—	2,491
Stock-based compensation	—	—	211	—	—	211

Balance at September 30, 2007	5,888,758	59	40,420	59,628	2,263	102,370

Comprehensive income:
Net income	—	—	—	14,152	—	14,152
Foreign currency translation adjustments	—	—	—	—	(769)	(769)

Total comprehensive income						13,383
Excess tax benefit from share—based compensation		—	736	—	—	736
Issuance of common stock pursuant to exercise of options, net of tax	47,750	—	709	—	—	709
Stock-based compensation	—	—	33	—	—	33
Short swing profit, net of tax	—	—	132	—	—	132

Balance at September 30, 2008	5,936,508	59	$42,030	$73,780	$1,494	$117,363

Comprehensive income:
Net income	—	—	—	1,760	—	1,760
Foreign currency translation adjustments	—	—	—	—	(1,736)	(1,736)

Total comprehensive income						24
Excess tax benefit from share—based compensation		—	147	—	—	147
Issuance of common stock pursuant to exercise of options, net of tax	58,400	1	840	—	—	841
Stock-based compensation	—	—	283	—	—	283

Balance at September 30, 2009	5,994,908	$60	$43,300	$75,540	$(242)	$118,658

The accompanying notes are an integral part of the consolidated financial statements.

OYO Geospace Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	YEAR ENDED SEPTEMBER 30,
	2009	2008	2007
Cash flows from operating activities:
Net income	$1,760	$14,152	$19,599
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax expense (benefit)	451	441	(479)
Depreciation	4,943	4,320	3,230
Amortization	246	245	471
Stock-based compensation	283	33	211
Bad debt expense	318	1,615	236
Inventory obsolescence expense	1,272	993	1,442
Excess tax benefits from stock-based compensation	(147)	(736)	(3,083)
(Gain) loss on disposal of property, plant and equipment	12	(604)	(1,655)
Effects of changes in operating assets and liabilities:
Trade accounts and notes receivable	14,257	(13,690)	(3,256)
Inventories	3,238	(15,113)	(2,340)
Prepaid expenses and other assets	223	(563)	(895)
Accounts payable	(3,382)	450	1,167
Accrued expenses and other	(4,201)	356	5,637
Deferred revenue	(550)	(706)	(7,645)
Income tax payable	(1,382)	785	(239)

Net cash provided by (used in) operating activities	17,341	(8,022)	12,401

Cash flows from investing activities:
Proceeds from the sale of property, plant and equipment	23	736	1,889
Capital expenditures	(1,709)	(9,796)	(17,007)

Net cash used in investing activities	(1,686)	(9,060)	(15,118)

Cash flows from financing activities:
Change in book overdrafts	(35)	35	(636)
Net borrowings (principal payments) under line of credit	(9,978)	9,054	(1,972)
Borrowings under mortgage loans	—	8,800	—
Principal payments under mortgage loans	(709)	(3,088)	(312)
Excess tax benefits from stock-based compensation	147	736	3,083
Proceeds from exercise of stock options and other	841	842	2,491

Net cash provided by (used in) financing activities	(9,734)	16,379	2,654

Effect of exchange rate changes on cash	1,088	(748)	1,022

Increase (decrease) in cash and cash equivalents	7,009	(1,451)	959
Cash and cash equivalents, beginning of fiscal year	1,562	3,013	2,054

Cash and cash equivalents, end of fiscal year	$8,571	$1,562	$3,013

The accompanying notes are an integral part of the consolidated financial statements.

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies:

The Company

OYO Geospace Corporation (“OYO”) designs and manufactures instruments and equipment used in the acquisition and processing of seismic data as well as in the characterization and monitoring of producing oil and gas reservoirs. OYO also manufactures and distributes thermal imaging equipment and dry thermal film products to a variety of markets including the screenprint, point of sale, signage and textile markets. As of September 30, 2009, OYO Corporation U.S.A. (“OYO USA”) owned approximately 21.5% of OYO’s common stock. OYO USA is a wholly owned subsidiary of OYO Corporation, a Japanese corporation (“OYO Japan”).

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

The Company sells products to customers throughout the United States and various foreign countries. The Company’s normal credit terms for trade receivables are 30 days. In certain situations, credit terms may be extended to 60 days or longer. The Company performs ongoing credit evaluations of its customers and generally

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

does not require collateral for its trade receivables. Additionally, the Company provides long-term financing in the form of promissory notes when competitive conditions require such financing. In such cases, the Company may require collateral. Allowances are recognized for potential credit losses. At September 30, 2009, the Company had two customers comprising 16.6% and 11.2%, respectively, of the Company’s trade accounts receivable. At September 30, 2008, the Company had no customers that made up 10% or more of the Company’s trade accounts receivable. The Company had two customers comprising 72.8% and 25.6% of its notes receivable balance at September 30, 2009. The Company had two customers comprising 49.8% and 39.8%, respectively, of its notes receivable balance at September 30, 2008. One customer comprised 12.0%, 11.5% and 12.6% of the Company’s revenues during the fiscal years 2009, 2008 and 2007, respectively.

The Company has a subsidiary located in the Russian Federation. Therefore, the Company’s financial results may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions or changes in political climate within the Russian Federation. The Company’s consolidated balance sheet at September 30, 2009 reflected approximately $5.0 million of net working capital related to this subsidiary. This subsidiary receives a substantial portion of its revenues and pays its expenses primarily in rubles. During the fiscal year ended September 30, 2009, this subsidiary received approximately $1.1 million of its income in U.S. dollars as a result of intercompany sales to the Company’s subsidiary located in the United States. The Company’s consolidated balance sheet at September 30, 2008 reflected approximately $7.1 million of net working capital related to this subsidiary. During the fiscal year ended September 30, 2008, this subsidiary received approximately $8.4 million of its income in U.S. dollars as a result of intercompany sales to the Company’s subsidiary located in the United States. To the extent that transactions of this subsidiary are settled in rubles, a devaluation of the ruble versus the United States dollar could reduce any contribution from this subsidiary to its consolidated results of operations as reported in U.S. dollars. The Company does not hedge the market risk with respect to its operations in the Russian Federation; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of rubles versus U.S. dollars to the extent such disruptions result in any reduced valuation of the subsidiary’s net working capital or future contributions to its consolidated results of operations.

Inventories

The Company records a write-down of its inventories when the cost basis of any manufactured product, including any estimated future costs to complete the manufacturing process, exceeds its net realizable value. Inventories are stated at the lower of cost (as determined by the first-in, first-out method) or market value. The Company’s subsidiary in the Russian Federation uses an average cost method to value its inventories.

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

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Expenditures for renewals and betterments are capitalized. Repairs and maintenance expenditures are charged to expense as incurred. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and any gain or loss thereon is reflected in the statement of operations.

Patents

Patents are amortized over the legal life of the patent or the estimated useful life of the patent, whichever is shorter. Intellectual property was being amortized using the straight-line method over five years. Patent amortization expense was approximately $0.2 million during each of fiscal years 2009, 2008 and 2007. Intellectual property amortization expense for fiscal years 2009, 2008 and 2007 was approximately zero, zero, and $0.2 million, respectively. Patent amortization expense is estimated to be approximately $0.2 million for each of the fiscal years ending September 30, 2010, 2011, 2012 and 2013.

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

Goodwill

Goodwill represents the excess of the purchase price of purchased businesses over the estimated fair value of the acquired business’ net assets. Goodwill is reviewed for impairment at least annually. The Company has elected to make September 30 the annual impairment assessment date and will perform additional impairment tests if a change in circumstances occurs that would indicate the carrying value of goodwill may exceed its fair amount. The assessment is performed in two steps: step one is to compare the carrying value of the reporting unit’s net assets (including goodwill) to its respective fair value for potential impairment and if potential losses are identified, step two is to measure the impairment loss. Step two involves allocating the calculated fair value to all of the tangible and identifiable intangible assets of the reporting unit as if the calculated fair value was the purchase price of the business combination. The fair value measurement framework defines fair value and establishes a methodology for measuring fair value. Under the fair value measurement framework and the lack of quoted prices for identical items or an independent market analysis, management estimates the fair market value based on Level 3 inputs using an income based approach. The goodwill impairment is tested at the Company’s seismic segment level as the goodwill relates to the purchase of a seismic related company. The impairment test uses a weighted average cost of capital. The growth rate is based on the projected inflation rate. The Company performed step one at September 30, 2009 and 2008 and found that there were no impairments at those times; thus, step two was not necessary.

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

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

Occasionally seismic customers are not able to take immediate delivery of products which were specifically manufactured to the customer’s specifications. These occasions generally occur when customers face logistical issues such as project delays or delays with their seismic crew deployment. In these instances, customers have asked the Company to hold the equipment for a short period of time until they can take physical delivery of the product (referred to as “bill and hold” arrangements). The Company considers the following criteria for recognizing revenue when delivery has not occurred:

•	Whether the risks of ownership have passed to the customer,

•	Whether we have obtained a fixed commitment to purchase the goods in written documentation from the customer,

•	Whether the customer requested that the transaction be on a bill and hold basis and the Company received that request in writing,

•	Whether the customer has a substantial business purpose for ordering the goods on a bill and hold basis,

•	Whether there is a fixed schedule for delivery of the product,

•	Whether the Company has any specific performance obligations such that the earning process is not complete,

•	Whether the equipment is segregated from its other inventory and not subject to being used to fill other orders, and

•	Whether the equipment is complete and ready for shipment.

The Company does not modify its normal billing and credit terms for these types of sales. As of September 30, 2009, there were $0.6 million of sales under bill and hold arrangements. As of September 30, 2008 and 2007, there were no sales under bill and hold arrangements.

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

Product Warranties

The Company offers a standard product warranty obligating it to repair or replace products with manufacturing defects. The Company maintains a reserve for future warranty costs based on historical experience or, in the absence of historical product experience, management’s estimates. Changes in the warranty reserve are contained in the following table (in thousands):

Balance at the beginning of the period (October 1, 2007)	$1,111
Accruals for warranties issued during the period	1,745
Accruals related to pre-existing warranties (including changes in estimates)	—
Settlements made (in cash or in kind) during the period	(1,709)

Balance at the end of the period (September 30, 2008)	1,147
Accruals for warranties issued during the period	1,400
Accruals related to pre-existing warranties (including changes in estimates)	—
Settlements made (in cash or in kind) during the period	(1,715)

Balance at the end of the period (September 30, 2009)	$832

Stock-Based Compensation

Under the FASB share-based payment framework, the Company expenses the grant date fair value of equity awards over the requisite service period. The Company uses the Black-Scholes model to value its new stock option grants. The share-based payment framework also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation. In addition, the share-based payment framework requires the Company to reflect the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash inflow. The Company recorded stock-based compensation expenses of $0.3 million, $33,000 and $0.2 million for the fiscal years ended September 30, 2009, 2008 and 2007, respectively.

There were 146,000 stock options granted during fiscal year 2009 and no options granted during fiscal years 2008 and 2007. The fair value of options granted during the fiscal year ended September 30, 2009 was estimated using the Black-Scholes option-pricing model using the following data:

2009
Dividend yield rate	0%
Risk-free interest rate	2.1%
Expected volatility	51.4%
Expected option term	6.25 years

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The computation of expected volatility was based on the historical volatility. Historical volatility was calculated from historical data for the time approximately equal to the expected term of the option award starting from the date of grant. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve in effect at the time of grant for the period corresponding with the expected life of the option.

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

Foreign Currency Gains and Losses

The assets and liabilities of the Company’s foreign subsidiaries have been translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations have been translated using the average exchange rates during the year. Resulting translation adjustments have been recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction gains and losses are included in the statement of operations as they occur.

Shipping and Handling Costs

Amounts billed to a customer in a sales transaction related to reimbursable shipping and handling costs are included in revenues and the associated costs incurred by the Company for reimbursable shipping and handling costs are reported in cost of sales. The Company had shipping and handling costs of $0.6 million, $0.8 million and $0.7 million for each of the fiscal years ended September 30, 2009, 2008 and 2007, respectively.

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

Income taxes are presented in accordance with FASB standard for accounting for income taxes, as interpreted by the FASB interpretation for accounting for uncertainty in income taxes. The estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carrybacks and carryforwards are recorded. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities (temporary differences) and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company periodically reviews the recoverability of tax assets recorded on the balance sheet and provides valuation allowances as management deems necessary.

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Subsequent Events

The Company evaluates events and transactions that occur after the balance sheet date but before the financial statements are issued. The Company evaluated such events and transactions through December 11, 2009 when the financial statements were filed electronically with the Securities and Exchange Commission.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued a standard on the recognition and presentation of other-than-temporary impairments. This standard changed the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. This standard was effective for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In April 2009, the FASB issued a standard on interim disclosures about fair value of financial instruments. This standard requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. This standard was effective for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In May 2009, the FASB issued a standard on subsequent events. This standard requires companies to recognize in their financial statements the effects of subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. An entity shall disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued. Companies are not permitted to recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date and before financial statements are issued. Some non-recognized subsequent events must be disclosed to keep the financial statements from being misleading. For such events a company must disclose the nature of the event, an estimate of its financial effect, or a statement that such an estimate cannot be made. This statement applies prospectively for interim and annual financial periods ending after June 15, 2009. The implementation of this standard did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB issued a standard on the FASB accounting standards codification and the hierarchy of Generally Accepted Accounting Principles. This standard stipulates the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. This standard was effective for financials statements issued for interim and annual periods ending after September 15, 2009. The implementation of this standard did not have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

2. Inventories:

Inventories consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2009	2008
Finished goods and sub-assemblies	$15,783	$14,968
Work in progress	8,598	17,883
Raw materials	37,489	35,484
Obsolescence reserve	(4,613)	(3,939)

	$57,257	$64,396

Inventory obsolescence expense was approximately $1.4 million, $1.0 million and $1.4 million during fiscal years 2009, 2008 and 2007, respectively.

3. Accounts and Notes Receivable:

The Company’s current trade accounts receivable consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2009	2008
Trade accounts receivable	$14,726	$22,875
Allowance for doubtful accounts	(848)	(1,329)

	$13,878	$21,546

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

At September 30, 2009 and 2008, the Company’s current notes receivable were $10.5 million and $10.9 million, respectively. The Company also had notes receivable of zero and $7.1 million classified as long-term at September 30, 2009 and 2008, respectively. Notes receivable are generally collateralized by the products sold, and bear interest at rates ranging up to 11.3% per year. The Company had a reserve for doubtful notes of zero at September 30, 2009 and 2008. The notes receivable of $10.5 million at September 30, 2009 will mature at various times through September 2010. The Company has, on occasion, extended or renewed notes receivable as they mature, but there is no obligation to do so.

4. Rental Equipment:

Rental equipment consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2009	2008
Rental equipment, primarily geophones and related products	$14,172	$12,599
Accumulated depreciation	(10,104)	(9,585)

	$4,068	$3,014

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Rental equipment depreciation expense was $0.8 million, $0.6 million and $0.5 million in fiscal years 2009, 2008 and 2007, respectively.

5. Property, Plant and Equipment:

Property, plant and equipment consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2009	2008
Land and land improvements	$3,140	$3,179
Buildings and building improvements	23,789	23,636
Machinery and equipment	30,990	29,195
Furniture and fixtures	985	975
Transportation equipment	35	37
Tools and molds	213	158
Construction in progress	2,793	4,627

	61,945	61,807
Accumulated depreciation	(24,840)	(21,264)

	$37,105	$40,543

Property, plant and equipment depreciation expense was $4.1 million, $3.8 million and $2.8 million in fiscal years 2009, 2008 and 2007, respectively.

6. Notes Payable and Long-Term Debt:

Notes payable and long-term debt consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2009	2008
Mortgage note payable, due in monthly installments of $31 with interest at 7.0% through January 2014, collateralized by certain land and building having a net book value of $3.8 million	$1,408	$1,676
Mortgage note payable, original mortgage was refinanced in March 2008 and is due in monthly installments of $37 with interest at LIBOR plus 150 basis points through February 2028, with remaining principal and interest due March 2028, collateralized by certain land and building having a net book value of $13.7 million	8,140	8,580
Working capital line of credit	—	9,979

	9,548	20,235
Less current portion	(728)	(709)

	$8,820	$19,526

On November 22, 2004, several of the Company’s subsidiaries entered into a credit agreement (the “Original Credit Agreement”) with a bank. The Original Credit Agreement has been amended periodically since 2004, and most recently on April 30, 2009 (as so amended, the “Credit Agreement”). Under the Credit

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Agreement, the Company’s borrower subsidiaries can borrow up to $25.0 million principally secured by their accounts receivable, inventories and equipment. The Credit Agreement expires on April 30, 2011. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial ratios, restricts the Company and its subsidiaries’ ability to pay dividends and contains other covenants customary in agreements of this type. At September 30, 2009, the Company was in compliance with all covenants. The interest rate for borrowings under the Credit Agreement is a LIBOR based rate with a margin spread of 300-400 basis points depending upon the maintenance of certain ratios. At September 30, 2009, there were no borrowings under the Credit Agreement, standby letters of credit outstanding in the amount of $0.9 million and additional borrowings available of $15.9 million.

On March 13, 2008, the Company obtained an $8.8 million mortgage from a bank. The proceeds were used to pay off the existing $2.6 million mortgage on the Pinemont facility and to repay outstanding borrowings under the Credit Agreement. The mortgage is collateralized by the Pinemont property and buildings. The mortgage interest rate is a floating rate based on LIBOR plus 150 basis points, or 1.7% at September 30, 2009.

The Company’s long-term debt will mature as follows (in thousands):

YEAR ENDING SEPTEMBER 30,
2010	$728
2011	749
2012	771
2013	795
2014	565
Thereafter	5,940

$9,548

7. Accrued Expenses and Other Current Liabilities:

Accrued expenses and other current liabilities consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2009	2008
Employee bonuses	$—	$3,079
Product warranty	832	1,147
Compensated absences	917	959
Legal and professional fees	725	680
Payroll	1,111	1,251
Property taxes	1,678	1,575
Medical claims	458	257
Other	1,233	974

	$6,954	$9,922

The Company is self-insured for certain losses related to employee medical claims. The Company has purchased stop-loss coverage for individual claims in excess of $150,000 per claimant per year in order to limit its exposure to any significant levels of employee medical claims. Self-insured losses are accrued based on the Company’s historical experience and on estimates of aggregate liability for uninsured claims incurred using certain actuarial assumptions followed in the insurance industry.

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

8. Employee Benefits:

The Company’s employees are participants in the OYO Geospace Corporation Employee’s 401(k) Retirement Plan (the “Plan”), which covers substantially all eligible employees in the United States. The Plan is a qualified salary reduction plan in which all eligible participants may elect to have a percentage of their compensation contributed to the Plan, subject to certain guidelines issued by the Internal Revenue Service. The Company’s share of discretionary matching contributions was approximately $0.5 million, $0.6 million and $0.5 million in fiscal years 2009, 2008 and 2007, respectively.

The Company’s stock incentive plans in which employees may participate are discussed in Note 9 to these Consolidated Financial Statements.

The Company’s employees are also participants in the OYO Geospace Corporation Fiscal Year 2009 Bonus Plan (the “Bonus Plan”). Every employee of the Company is eligible to participate in Tier I of the Bonus Plan except for its employees in the Russian Federation, who participate in a local plan. Under Tier I, employees share proportionally in the Company’s profit based on each employee’s relative payroll. The Tier I bonus pool is established by accruing 18% of consolidated pretax profits (before bonus) above a specified range. Selected employees are eligible to participate in Tier II of the Bonus Plan, which applies after Tier I is fully funded. The Tier II Bonus pool is established by accruing 18% of consolidated pretax profits (before bonus) within a specified range. Under Tier II, participants share in the bonus pool based on their respective working groups meeting predefined goals. Senior executive officers are eligible to participate in Tier III, which only applies after the Tier I and Tier II pools have been fully funded. The Tier III bonus pool is established by accruing 18% of consolidated pretax profits (before bonus) within a specified range above the Tier I and II ranges. The Company recorded bonus expense of zero, $3.1 million and $3.2 million for the fiscal years 2009, 2008 and 2007, respectively.

9. Stockholders’ Equity:

In September 1997, the board of directors and stockholders approved the 1997 Key Employee Stock Option Plan (the “Employee Plan”), and, following amendments thereto, there has been reserved an aggregate of 1,125,000 shares of common stock for issuance thereunder. In November 1997, the board of directors and stockholders approved the Company’s 1997 Non-Employee Director Plan (the “Director Plan”) and following an amendment thereto, there has been reserved an aggregate of 150,000 shares of common stock for issuance thereunder. At September 30, 2009, the shares of common stock available for grant under the Employee Plan and Director Plan were 153,175 and 45,721, respectively.

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

The Company established the Director Plan pursuant to which options to purchase shares of common stock are granted annually to non-employee directors and pursuant to which a portion of the annual fees paid for the services of such non-employee directors is payable in shares of common stock based on the fair market value thereof at the date of grant. However, as disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission, on February 21, 2007, the Board of Directors of the Company approved a new compensation structure for non-employee directors, as recommended by the Board of Director’s Compensation Committee. Pursuant to an amendment to the Director Plan adopted at the same meeting, the annual options to non-employee directors will no longer be granted. Options granted under the Director Plan prior to the adoption of this amendment have a term of ten years. The exercise price of each option granted is the fair market value of the common stock on the date of grant. Options vest over a one-year period commencing on the date of grant.

Effective November 5, 1999, the board of directors approved the OYO Geospace Corporation 1999 Broad-Based Option Plan (the “Broad-Based Plan”) and reserved an aggregate of 50,000 shares for issuance thereunder. Under the Broad-Based Plan, the Company is authorized to issue to all employees (except executive officers and employee directors) nonqualified stock options to purchase common stock of the Company. These options have a term not to exceed ten years. The exercise price of any broad-based option may not be less than the fair market value of the common stock on the date of grant. These options vest over a one-year period commencing on the date of grant. There were 18,900 shares available for grant under this plan at September 30, 2009.

A summary of the activity with respect to stock options is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2006	586,650	14.10
Granted	—	—
Exercised	(153,550)	16.21
Forfeited	(4,600)	42.33
Expired	—	—

Outstanding at September 30, 2007	428,500	13.04
Granted	—	—
Exercised	(47,750)	14.88
Forfeited	—	—
Expired	—	—

Outstanding at September 30, 2008	380,750	12.81
Granted	146,000	17.56
Exercised	(58,400)	14.39
Forfeited	(100)	11.25
Expired	—	—

Outstanding at September 30, 2009	468,250	14.10

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The number of stock options vested during fiscal years 2009, 2008 and 2007 were 2,000, 2,750 and 66,225, respectively. The fair values of stock options vested during fiscal years 2009, 2008 and 2007 were $29,000, $37,000 and $0.7 million, respectively.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Term (in years)	Weighted Average Exercise Price	Shares	Weighted Average Remaining Term (in years)	Weighted Average Exercise Price
$ 6.81 to $13.49	188,550	3.5	$7.38	188,550	3.5	$7.38
$13.50 to $19.99	264,300	5.7	17.44	118,300	1.2	17.29
$20.00 to $53.95	15,400	5.7	39.04	14,150	5.7	40.02

	468,250	4.8	14.10	321,000	2.7	12.47

Based on the Company’s closing stock price on September 30, 2009 of $25.83, the aggregate intrinsic value of the stock options outstanding was $5.7 million. At September 30, 2009, the aggregate intrinsic value of the stock options currently exercisable was $4.3 million. The total intrinsic value of stock options exercised during fiscal years 2009, 2008 and 2007 was $0.5 million, $2.2 million and $8.4 million, respectively. As of September 30, 2009 total unvested compensation expense associated with stock options amounted to $1.1 million and will be recognized over the next three fiscal years.

There were no shares issued to the Company’s outside directors during fiscal years ended September 30, 2009, 2008 and 2007.

The weighted average fair values per share of stock-based award grants were as follows:

	YEAR ENDED SEPTEMBER 30,
	2009	2008	2007
Options	$17.56	$—	$—
Director’s common stock	—	—	—

10. Income Taxes:

Components of income before income taxes were as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2009	2008	2007
United States	$6,910	$15,870	$21,814
Foreign	(3,599)	4,548	6,423

	$3,311	$20,418	$28,237

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The provision (benefit) for income taxes consisted of the following (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2009	2008	2007
Current:
Federal	$958	$4,672	$6,878
Foreign	47	1,003	2,097
State	95	150	142

	1,100	5,825	9,117

Deferred:
Federal	1,303	313	(235)
Foreign	(852)	128	(244)

	451	441	(479)

	$1,551	$6,266	$8,638

Actual income tax expense (benefit) differs from income tax expense computed by applying the statutory federal tax rate of 34%, 35% and 34% for fiscal years ended September 30, 2009, 2008 and 2007, respectively, as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2009	2008	2007
Provision for U.S. federal income tax at statutory rate	$1,126	$7,146	$9,601
Effect of foreign income taxes	415	(461)	(409)
Extraterritorial income exclusion benefit	—	—	(294)
Manufacturers’/producers’ deduction	(89)	(293)	(77)
Research and experimentation tax credits	(181)	(324)	(281)
State income taxes, net of federal income tax benefit	61	84	94
Nondeductible expenses	92	246	128
Resolution of prior years’ tax matters	(45)	(34)	(29)
Contingency for uncertainty in income taxes	49	(148)	—
Other items	123	50	(95)

	$1,551	$6,266	$8,638

	46.8%	30.7%	30.6%

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Deferred income taxes under the liability method reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income tax asset were as follows (in thousands):

	AS OF SEPTEMBER 30,
	2009	2008
Deferred income tax assets:
Allowance for doubtful accounts	$241	$440
Inventories	2,564	1,711
Capitalized research and development costs	1,028	1,409
Property, plant and equipment and other	435	137
Intangible assets	111	201
Net operating loss carryforwards, tax credits and deferrals	252	3
Stock-based compensation	337	248
Accrued product warranty	280	369
Accrued compensated absences	304	324
Comprehensive income	125	—
Insurance and other reserves	46	85

	5,723	4,927
Deferred income tax liabilities:
Allowance for doubtful accounts	(109)	(78)
Property, plant and equipment and other	(2,705)	(1,624)
Comprehensive income	—	(770)

Net deferred income tax asset	$2,909	$2,455

The Company has net operating losses in the Russian and Canadian subsidiaries that can be carried forward six and twenty years, respectively.

Deferred income taxes are reported as follows in the accompanying consolidated balance sheet (in thousands):

	AS OF SEPTEMBER 30,
	2009	2008
Current deferred income tax asset	$3,326	$2,931
Noncurrent deferred income tax asset	687	624
Current deferred income tax liability	—	(78)
Noncurrent deferred income tax liability	(1,104)	(1,022)

	$2,909	$2,455

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

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The financial reporting bases of investments in foreign subsidiaries exceed their tax bases. A deferred tax liability is not recorded for this temporary difference because the investment is essentially permanent. A reversal of the Company’s plans to permanently invest in these foreign operations would cause the excess to become taxable. At September 30, 2009 and 2008, the temporary difference related to undistributed earnings for which no deferred taxes have been provided was approximately $14.3 million and $17.2 million, respectively. The Company will need to reassess and reassert its ability and intent to indefinitely reinvest the remaining foreign earnings in order to continue the application of the exception under FASB guidelines.

From time to time the Company is the subject of audits by various tax authorities that can result in claims and assessments and additional tax payments, penalties and interest. The United States Internal Revenue Service (“IRS”) is in the process of conducting an audit of the Company’s fiscal year 2007 U.S. Federal income tax return. The IRS has requested records and is in the process of examining such records. The Company does not believe the outcome of the IRS audit will have a material effect on its consolidated financial statements.

Effective October 1, 2007, the Company adopted the provisions of the FASB standard for accounting for uncertainty in income taxes. At the time of adoption, the uncertain tax position did not materially differ from the Company’s liability of $43,520. The amount of unrecognized tax liability with respect to the Company’s uncertain tax positions increased based on activities during the fiscal year. The Company classifies interest and penalties associated with the payment of income taxes in the Other Income (Expense) section of its consolidated statement of operations. Tax return filings, which are subject to review by local tax authorities by major jurisdiction, are as follows:

•	United States—fiscal years ended September 2006, 2007, 2008 and 2009

•	State of Texas—fiscal years ended September 2005, 2006, 2007, 2008 and 2009

•	Russian Federation—calendar years 2006, 2007, 2008 and 2009

•	Canada—fiscal years ended September 2005, 2006, 2007, 2008 and 2009

The following table is a reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of fiscal year 2009 (in thousands):

Balance at October 1, 2007	$44
Change in prior year tax positions	115
Current tax positions	40
Lapse of statute of limitations	(7)

Balance at September 30, 2008	192
Change in prior year tax positions	26
Current tax positions	23
Lapse of statute of limitations	—

Balance at September 30, 2009	$241

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

The following table summarizes the calculation of weighted average common shares and common equivalent shares outstanding for purposes of basic and diluted earnings per share (in thousands, except share and per share amounts):

	YEAR ENDED SEPTEMBER 30,
	2009	2008	2007
Net income	$1,760	$14,152	$19,599
Weighted average common shares and common share equivalents:
Common shares	5,950,403	5,908,727	5,793,840
Common share equivalents	128,975	207,312	269,606

Total weighted average common shares and common share equivalents	6,079,378	6,116,039	6,063,446

Earnings per share:
Basic	$0.30	$2.40	$3.38

Diluted	$0.29	$2.31	$3.23

Options totaling 13,200, 9,450 and zero shares of common stock in fiscal years 2009, 2008 and 2007 respectively, were not included in the calculation of weighted average shares for diluted earnings per share because their effects were antidilutive.

12. Related Party Transactions:

Sales to OYO Japan and other affiliated companies were approximately $1.1 million, $0.8 million and $0.5 million during fiscal years 2009, 2008 and 2007, respectively. Purchases of inventory from OYO Japan and other affiliated companies were approximately $0.1 million, $0.1 million and $4,000 during fiscal years 2009, 2008 and 2007, respectively.

13. Commitments and Contingencies:

Operating Leases

The Company leases certain equipment under short-term cancelable operating leases; therefore the Company does not have future minimum rental commitments under noncancelable operating leases. Rent expense was approximately $0.1 million, $0.2 million and $0.1 million during fiscal years 2009, 2008 and 2007, respectively.

Legal Proceedings

From time to time the Company is a party to what it believes is routine litigation and proceedings that may be considered as part of the ordinary course of its business. Legal expenses related to such matters are expensed as incurred.

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

On July 8, 2009, the Company received a complaint filed in the United States District Court in Nevada alleging that the Geospace Seismic Recorder (“GSR”), the Company’s newly developed wireless data acquisition system, infringes upon a patent held by Ascend Geo, LLC (“Ascend”). The Company requested and was granted a change in venue to the United States District Court for the Southern District of Texas in Houston (the “Court”). In addition to monetary damages, Ascend requested a preliminary injunction against future sales by the Company of the GSR nodal system. The Company filed its response with the Court requesting that it deny Ascend’s request for a preliminary injunction and, on November 4, 2009, the Court denied Ascend’s request for a preliminary injunction. The Company strongly believes that the GSR nodal system does not violate Ascend’s patent. The Company also believes that Ascend’s patent is not valid and the Company has petitioned the United States Patent and Trademark Office (“PTO”) to re-examine its validity. On November 12, 2009, the PTO found that substantial new questions of patentability were raised by the petition as to each of the claims of the Ascend patent and issued an office action rejecting each of the claims based on prior art that the Company submitted to the PTO. Based on the PTO’s initial finding of invalidity of Ascend’s patent claims, the Company has petitioned the Houston Court to stay the litigation until the PTO can complete its reexamination of Ascend’s patent. Ascend failed to timely oppose the motion to stay the proceedings, and the matter is now before the court. Ascend has the right to respond to the PTO office action no later than January 12, 2010. The Company will continue to defend vigorously its right to build and sell its GSR products and based on developments to date, the Company is optimistic that the matter will be resolved satisfactorily in its favor. At this time, however, the Company is unable to predict the outcome of its dispute regarding Ascend’s patent or Ascend’s claims.

14. Supplemental Cash Flow Information:

Supplemental cash flow information is as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2009	2008	2007
Cash paid for:
Interest	$336	$868	$248
Income taxes	4,121	5,257	4,634
Noncash investing and financing activities:
Accrued capital expenditures	126	—	404

15. Segment and Geographic Information:

The Company evaluates financial performance based on two business segments: Seismic and Thermal Solutions. The Seismic product lines currently consist of geophones and hydrophones, including multi-component geophones and hydrophones, seismic leader wire, geophone string connectors, seismic telemetry cables, high definition reservoir characterization products and services, marine seismic cable retrieval devices, data acquisition systems, offshore cables and industrial products. Thermal Solutions products include thermal printers, thermal printheads and dry thermal film and other media. The Company markets these products to a variety of markets, including the screen print, point of sale, signage and textile markets. The Company also sells these Thermal Solutions products to its seismic customers.

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following tables summarize the Company’s segment information:

	YEAR ENDED SEPTEMBER 30,
	2009	2008	2007
Net sales:
Seismic	$79,043	$118,612	$122,450
Thermal Solutions	13,028	15,201	15,312
Corporate	789	682	344

Total	92,860	134,495	138,106

Income (loss) from operations:
Seismic	10,591	27,078	35,873
Thermal Solutions	370	1,283	617
Corporate	(7,352)	(8,176)	(8,371)

Total	3,609	20,185	28,119

Depreciation, amortization and stock-based compensation:
Seismic	3,610	2,913	2,048
Thermal Solutions	598	576	583
Corporate	1,264	1,109	1,281

Total	5,472	4,598	3,912

Interest income:
Seismic	801	1,280	397
Thermal Solutions	8	43	28
Corporate	—	—	124

Total	809	1,323	549

Interest expense:
Seismic	495	772	282
Thermal Solutions	—	—	—
Corporate	107	125	142

Total	602	897	424

*	The Company combined the manufacturing operations for its Seismic and Thermal Solutions business segments. While the combination of the two segments resulted in more streamlined operations, the Company no longer segregates and reports certain balance sheet accounts for these segments. As a result, the Company has discontinued the reporting of business segment balance sheet information.

“Corporate” net sales consists of rental revenue earned from an operating lease of a surplus building located in Houston, Texas. “Corporate” loss from operations primarily consists of the Company’s Houston headquarter general and administrative expenses.

The Company has operations in the United States, Canada, the Russian Federation and the United Kingdom. Sales information for the Company is as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2009	2008	2007
United States	$87,371	$120,448	$119,765
Canada	3,526	7,691	13,887
Russian Federation	4,152	18,350	15,023
United Kingdom	2,835	4,340	4,536
Eliminations	(5,024)	(16,334)	(15,105)

	$92,860	$134,495	$138,106

Summaries of net sales by geographic area for fiscal years 2009, 2008 and 2007 are as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2009	2008	2007
Asia (excluding Japan and Middle East)	$9,114	$8,537	$18,872
Canada	10,730	18,088	28,428
Europe	16,357	41,451	19,770
Japan	971	1,329	804
Middle East	14,236	6,915	20,068
United States	40,254	54,648	45,187
Other	1,198	3,527	4,977

	$92,860	$134,495	$138,106

Net sales are attributed to countries based on the ultimate destination of the product sold, if known. If the ultimate destination is not known, net sales are attributed to countries based on the geographic location of the initial shipment.

Long-lived assets were as follows (in thousands):

	AS OF SEPTEMBER 30,
	2009	2008	2007
United States	$33,447	$42,592	$38,801
Canada	5,966	5,499	2,127
Russian Federation	5,115	6,281	5,509
United Kingdom	517	431	515
China	8	8	6

	$45,053	$54,811	$46,958

16. Disclosures about Fair Value:

The Company follows the FASB standard for fair value measurements, which defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements.

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The fair value standard establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy categorizes assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. The three levels are defined as follows:

Level 1—	Observable inputs such as quoted prices in active markets at the measurement date for identical, unrestricted assets or liabilities.

Level 2—	Other inputs that are observable directly or indirectly such as quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3—	Unobservable inputs for which there is little or no market data and which the Company makes its own assumptions about how market participants would price the assets and liabilities.

The following table presents information about the Company’s assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Level 1	Level 2	Level 3	Total
Goodwill	—	—	$1,843	$1,843

17. Selected Quarterly Information (Unaudited):

The following table represents summarized data for each of the quarters in fiscal years 2009 and 2008 (in thousands, except per share amounts):

	2009
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$22,705	$20,790	$23,510	$25,855
Gross profit	4,336	7,075	7,142	8,020
Income (loss) from operations	(1,928)	1,209	1,756	2,572
Other income (expense), net	10	91	93	(492)
Net income (loss)	(1,816)	1,007	1,232	1,337
Basic earnings (loss) per share	$(0.30)	$0.17	$0.21	$0.23

Diluted earnings (loss) per share	$(0.30)	$0.17	$0.20	$0.22

	2008
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$30,484	$35,590	$36,399	$32,022
Gross profit	11,385	14,149	10,406	11,114
Income from operations	4,672	6,227	4,472	4,814
Other income (expense), net	(29)	(2)	194	70
Net income	3,300	4,334	3,207	3,311
Basic earnings per share	$0.56	$0.73	$0.54	$0.56

Diluted earnings per share	$0.54	$0.71	$0.53	$0.54

Schedule II

OYO Geospace Corporation and Subsidiaries

Valuation and Qualifying Accounts

(In Thousands)

	Balance at Beginning of Period	Charged to Costs And Expenses	Charged to Other Assets	(Deductions) And Additions	Balance at End of Period
Year ended September 30, 2009
Allowance for doubtful accounts on accounts and notes receivable	$1,329	$318	$—	$(799)	$848

Year ended September 30, 2008
Allowance for doubtful accounts on accounts and notes receivable	$1,027	$1,615	$—	$(1,313)	$1,329

Year ended September 30, 2007
Allowance for doubtful accounts on accounts and notes receivable	757	236	—	34	1,027