Form 10-Q
period 2009-12-31
OYO GEOSPACE CORP
filed 2010-02-05
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended December 31, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 6,027,608 shares of the Registrant’s Common Stock outstanding as of the close of business on February 1, 2010.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2009	September 30, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,502	$8,571
Trade accounts receivable, net	16,114	13,878
Current portion of notes receivable, net	9,196	10,477
Inventories, net	54,397	57,257
Deferred income tax asset	3,653	3,326
Prepaid expenses and other current assets	1,977	2,233

Total current assets	97,839	95,742

Rental equipment, net	4,418	4,068
Property, plant and equipment, net	36,222	37,105
Patents, net	747	807
Goodwill	1,843	1,843
Non-current deferred income tax asset	587	687
Other assets	1,220	1,230

Total assets	$142,876	$141,482

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable and current maturities of long-term debt	$440	$728
Accounts payable trade	4,996	4,692
Accrued expenses and other current liabilities	7,476	6,954
Deferred revenue	338	367
Income tax payable	207	159

Total current liabilities	13,457	12,900

Long-term debt, net of current maturities	7,590	8,820
Non-current deferred income tax liabilities	1,245	1,104

Total liabilities	22,292	22,824

Stockholders’ equity:
Preferred stock	—	—
Common stock	60	60
Additional paid-in capital	44,016	43,300
Retained earnings	76,641	75,540
Accumulated other comprehensive income (loss)	(133)	(242)

Total stockholders’ equity	120,584	118,658

Total liabilities and stockholders’ equity	$142,876	$141,482

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008

Net sales	$26,316	$25,855
Cost of sales	19,155	17,835

Gross profit	7,161	8,020

Operating expenses:
Selling, general and administrative	3,739	3,724
Research and development	1,728	1,899
Bad debt recovery	(42)	(168)

Total operating expenses	5,425	5,455

Gain on sale of assets	—	7

Income from operations	1,736	2,572

Other income (expense):
Interest expense	(84)	(275)
Interest income	51	329
Foreign exchange gains (losses)	50	(540)
Other, net	(174)	(6)

Total other expense, net	(157)	(492)

Income before income taxes	1,579	2,080
Income tax expense	478	743

Net income	$1,101	$1,337

Basic earnings per share	$0.18	$0.23

Diluted earnings per share	$0.18	$0.22

Weighted average shares outstanding - Basic	6,013,146	5,936,508

Weighted average shares outstanding - Diluted	6,177,460	6,034,903

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008

Cash flows from operating activities:
Net income	$1,101	$1,337
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax expense (benefit)	(229)	61
Depreciation	1,123	1,065
Amortization	82	62
Stock-based compensation expense	84	30
Bad debt recovery	(42)	(168)
Inventory obsolescence reserve	258	538
Excess tax benefit from share-based compensation	(150)	—
Loss on early extinguishment of debt	142	—
Gain on disposal of property, plant and equipment	—	7
Effects of changes in operating assets and liabilities:
Trade accounts and notes receivable	(873)	2,463
Inventories	2,327	(7,613)
Prepaid expenses and other assets	267	(292)
Accounts payable	304	(305)
Accrued expenses and other	904	(3,284)
Deferred revenue	(29)	109
Income tax payable	49	746

Net cash provided by (used in) operating activities	5,318	(5,244)

Cash flows from investing activities:
Proceeds from the sale of property, plant and equipment	—	23
Capital expenditures	(102)	(1,061)

Net cash used in investing activities	(102)	(1,038)

Cash flows from financing activities:
Change in book overdrafts	—	251
Net borrowings (principal payments) under line for credit	—	6,242
Principal payments on mortgage loans	(1,518)	(175)
Penalty for early extinguishment of debt	(142)	—
Excess tax benefit from share-based compensation	150	—
Proceeds from exercise of stock options	481	—

Net cash provided by (used in) financing activities	(1,029)	6,318

Effect of exchange rate changes on cash	(256)	104

Increase in cash and cash equivalents	3,931	140

Cash and cash equivalents, beginning of period	8,571	1,562

Cash and cash equivalents, end of period	$12,502	$1,702

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet of OYO Geospace Corporation and its subsidiaries (the “Company”) at September 30, 2009 was derived from the Company’s audited consolidated financial statements at that date. The consolidated balance sheet at December 31, 2009 and the consolidated statements of operations for the three months ended December 31, 2009 and 2008, and the consolidated statements of cash flows for the three months ended December 31, 2009 and 2008 were prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows were made. The results of operations for the three months ended December 31, 2009 are not necessarily indicative of the operating results for a full year or of future operations.

Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America were omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009.

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

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

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

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

The Company does not modify its normal billing and credit terms for these types of sales. As of December 31, 2009, there were no sales under bill and hold arrangements.

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

Product Warranties

The Company offers a standard product warranty obligating it to repair or replace equipment with manufacturing defects. The Company maintains a reserve for future warranty costs based on historical experience or, in the absence of historical product experience, management’s estimates. Changes in the warranty reserve are reflected in the following table (in thousands):

Balance at the beginning of the period (October 1, 2009)	$832
Accruals for warranties issued during the period	134
Accruals related to pre-existing warranties (including changes in estimates)	—
Settlements made (in cash or in kind) during the period	(174)

Balance at the end of the period (December 31, 2009)	$792

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

Subsequent Events

The Company evaluates events and transactions that occur after the balance sheet date but before the financial statements are issued. The Company evaluated such events and transactions through February 5, 2010 when the financial statements were filed electronically with the Securities and Exchange Commission.

Recent Accounting Pronouncements

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will be effective for interim and annual reporting periods beginning after December 15, 2009. The Company does not expect the adoption of this guidance will have a material effect on its consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

2. Earnings Per Common Share

The following table summarizes the calculation of net earnings and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings per share (in thousands, except share and per share data):

	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008

Net earnings available to common stockholders	$1,101	$1,337

Weighted average common shares and common share equivalents:
Common shares used in basic earnings per share	6,013,146	5,936,508
Common share equivalents	164,314	98,395

Total weighted average common shares and common share equivalents used in diluted earnings per share	6,177,460	6,034,903

Basic earnings per common share	$0.18	$0.23

Diluted earnings per common share	$0.18	$0.22

Options totaling 9,450 and 250,400 shares of common stock for the three months ended December 31, 2009 and 2008, respectively, were not included in the computation of weighted average shares because the impact of these options was antidilutive.

3. Comprehensive Income

Comprehensive income includes all changes in a company’s equity, except those resulting from investments by and distributions to stockholders. The following table summarizes the components of comprehensive income (in thousands):

	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008

Net income	$1,101	$1,337

Foreign currency translation adjustments	109	(2,369)

Total comprehensive income (loss)	$1,210	$(1,032)

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

4. Trade Accounts and Notes Receivable

Current trade accounts and notes receivable are reflected in the following table (in thousands):

	December 31, 2009	September 30, 2009

Trade accounts receivable	$16,912	$14,726
Allowance for doubtful accounts	(798)	(848)

	$16,114	$13,878

The allowance for doubtful accounts represents the Company’s best estimate of probable credit losses. The Company determines the allowance based upon historical experience and a review of its balances. Accounts receivable balances are charged off against the allowance whenever it is probable that the receivable will not be recoverable.

At each of December 31, 2009 and September 30, 2009, the Company’s current notes receivable was $9.2 million and $10.5 million, respectively. The Company had a reserve for doubtful notes of zero at December 31, 2009 and September 30, 2009. Notes receivable are generally collateralized by the products sold and bear interest at rates ranging up to 11.3% per year.

5. Inventories

Inventories consist of the following (in thousands):

	December 31, 2009	September 30, 2009

Finished goods	$16,234	$15,783
Work-in-process	7,270	8,598
Raw materials	35,792	37,489
Obsolescence reserve	(4,899)	(4,613)

	$54,397	$57,257

The Company’s reserve for slow moving and obsolete inventories is analyzed and adjusted periodically to reflect the Company’s best estimate of the net realizable value of such inventories.

During the three months ended December 31, 2009, the Company transferred $0.3 million of inventories to its rental equipment fleet.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

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

The following table summarizes the Company’s segment information (in thousands):

	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008

Net sales:
Seismic	$22,827	$21,926
Thermal Solutions	3,294	3,738
Corporate	195	191

Total	$26,316	$25,855

Income (loss) from operations:
Seismic	$3,320	$4,145
Thermal Solutions	390	257
Corporate	(1,974)	(1,830)

Total	$1,736	$2,572

7. Credit Agreement

On November 22, 2004, several of the Company’s subsidiaries entered into a credit agreement (the “Original Credit Agreement”) with a bank. The Original Credit Agreement has been amended periodically since 2004, and most recently on April 30, 2009 (as so amended, the “Credit Agreement”). Under the Credit Agreement, the Company’s borrower subsidiaries can borrow up to $25.0 million principally secured by their accounts receivable, inventories and equipment. The Credit Agreement expires on April 30, 2011. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial ratios, restricts the Company and its subsidiaries’ ability to pay dividends and contains other covenants customary in agreements of this type. At December 31, 2009, the Company was in compliance with all covenants. The interest rate for borrowings under the Credit Agreement is a LIBOR based rate with a margin spread of 300-400 basis points depending upon the maintenance of certain ratios. At December 31, 2009, the interest rate was 3.2%. At December 31, 2009, there were no borrowings under the Credit Agreement, standby letters of credit outstanding in the amount of $0.5 million and additional borrowings available of $15.1 million.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

8. Income Taxes

The United States statutory tax rate for the three months ended December 31, 2009 and 2008 was 34.0%. The Company’s effective tax rates for the three months ended December 31, 2009 and 2008 were 30.3% and 35.7%, respectively. The Company’s effective tax rate for the three months ended December 31, 2009 benefited from the revaluation of a tax loss carryback for the Company’s Canadian subsidiary. The higher effective tax rate for the three months ended December 31, 2008 resulted from a tax charge of $85,000 to revalue the Company’s U.S. deferred tax assets and liabilities to a lower statutory tax rate.

From time to time the Company is the subject of audits by various tax authorities that can result in claims and assessments and additional tax payments, penalties and interest. The United States Internal Revenue Service (“IRS”) is in the process of conducting an audit of the Company’s United States Federal income tax returns for fiscal years 2008 and 2007. The IRS has requested records and is in the process of examining such records. The Company does not believe the outcome of the IRS audit will have a material effect on its consolidated financial statements.

9. Legal Proceedings

On July 8, 2009, the Company received a complaint filed in the United States District Court in Nevada alleging that the Geospace Seismic Recorder (“GSR”), the Company’s newly developed wireless data acquisition system, infringes upon a patent held by Ascend Geo, LLC (“Ascend”). The Company requested and was granted a change in venue to the United States District Court for the Southern District of Texas in Houston (the “Court”). In addition to monetary damages, Ascend requested a preliminary injunction against future sales by the Company of the GSR nodal system. The Company filed its response with the Court requesting that it deny Ascend’s request for a preliminary injunction and, on November 4, 2009, the Court denied Ascend’s request for a preliminary injunction. The Company strongly believes that the GSR nodal system does not violate Ascend’s patent. The Company, believing that Ascend’s patent is not valid, petitioned the United States Patent and Trademark Office (“PTO”) to re-examine its validity. On November 12, 2009, the PTO found that substantial new questions of patentability were raised by the petition as to each of the claims of the Ascend patent and issued an office action rejecting each of the claims based on prior art that the Company submitted to the PTO. Based on the PTO’s initial finding of invalidity of Ascend’s patent claims, the Company petitioned the Court to stay the litigation until the PTO can complete its reexamination of Ascend’s patent. The Court accepted our request on December 11, 2009. The Company will continue to defend vigorously its right to build and sell its GSR products and based on developments to date, the Company is optimistic that the matter will be resolved satisfactorily in its favor. At this time, however, the Company is unable to predict the outcome of its dispute regarding Ascend’s patent or Ascend’s claims.

10. Disclosures about Fair Value

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

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Level 1	Level 2	Level 3	Total
Goodwill	—	—	$1,843	$1,843

11. Early Extinguishment of Debt

On December 30, 2009 the Company paid off a long-term mortgage note with a principal balance outstanding of $1.3 million. The Company was required to pay an additional fee of $142,000 as a result of the early extinguishment of the mortgage note. Such fee is recorded as a component of other income (expense) in the Company’s consolidated statement of operations.

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

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein, if any, contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “intend”, “expect”, “plan”, “budget”, “forecast”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue”, “evaluating” or similar words. Statements that contain these words should be read carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other forward-looking information. These forward-looking statements reflect our best judgment about future events and trends based on the information currently available to us. However, there will likely be events in the future that we are not able to predict or control. The factors listed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, as well as other cautionary language in such Annual Report on Form 10-K and this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this Quarterly Report on Form 10-Q could have a material adverse effect on our business, results of operations and financial position, and actual events and results of operations may vary materially from our current expectations.

Industry Overview

OYO Geospace Corporation is a Delaware corporation incorporated on September 13, 1997. Unless otherwise specified, the discussion in this Quarterly Report on Form 10-Q refers to OYO Geospace Corporation and its subsidiaries. We design and manufacture instruments and equipment used in the acquisition and processing of seismic data as well as in the characterization and monitoring of producing oil and gas reservoirs. Demand for our products has been, and will likely continue to be, vulnerable to downturns in the economy and the oil and gas industry in general. During the past 18 months, there has been substantial volatility in oil and natural gas prices. Please refer to the risks discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009 for more information.

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

During fiscal year 2008, we announced the development of a land-based wireless (or nodal) data acquisition system. Each nodal station operates independently and therefore can be deployed in virtually unlimited channel configurations. Rather than utilizing interconnecting cables as required by most traditional land data acquisition systems, each nodal station operates as an independent data collection system. As a result, our nodal system requires less maintenance, which we believe allows our customers to operate more effectively and efficiently because of its reduced environmental impact, lower weight and ease of operation. Our nodal system is designed into configurations ranging from one to four channels per station. Since its introduction, we have received orders and/or delivered approximately 18,000 channels of our land-based nodal acquisition system to seven different customers, including an order for an 8,000 channel system (four channels per station) which was delivered on February 1, 2010. We also have over 2,000 additional channels available for rent by our customers.

In October 2009, we introduced a marine-based nodal data acquisition system. Similar to our land nodal system, the marine nodal system can be deployed in virtually unlimited channel configurations and does not require interconnecting cables between each station. Our deepwater versions of this nodal system can be deployed in depths of up to 3,000 meters.

Our wholly-owned subsidiary in the Russian Federation manufactures international standard geophones, sensors, seismic leader wire, seismic telemetry cables and related seismic products for customers in the Russian Federation and other international seismic marketplaces. Operating in foreign locations involves certain risks as discussed under the heading “Risk Factors – Our Foreign Subsidiaries and Foreign Marketing Efforts Face Additional Risks and Difficulties” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

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

Thermal Solutions Products

Our thermal solutions product technologies were originally developed for seismic data processing applications. In 1995, we modified this technology for application in other markets. Our thermal printers include both thermal imagesetters for graphics applications and thermal plotters for seismic applications. In addition, our thermal solutions products include direct-to-screen systems, thermal printheads, dry thermal film, thermal transfer ribbons and other thermal media. Our thermal imaging solutions produce images ranging in size from 12 to 54 inches wide and in resolution from 400 to 1,200 dots per inch. We market our thermal imaging solutions to a variety of industries, including the screen printing, point-of-sale, signage, flexographic and textile markets. We also continue to sell these products to our seismic customers.

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

Worldwide Economic Slowdown

Demand for many of our products depends primarily on the level of worldwide oil and gas exploration activity. That activity, in turn, depends primarily on prevailing oil and gas prices and availability of seismic data. The recent domestic financial crisis arising out of the meltdown of the subprime lending market has caused significant distress to many global financial lending institutions, leading to a broader global financial crisis and a tightening of the availability of commercial credit. While signs of an economic recovery are present, many economists have predicted a prolonged worldwide economic recession and a slow recovery in the credit markets. These recessionary fears, combined with a decline in worldwide demand for energy, have caused energy commodity prices to decline substantially from an all-time high of approximately $145 per barrel in July 2008. As expected, these events have led to a decline in energy exploration activities in North America and in certain international markets, and we began to see the effects of this decline on our business during the first fiscal quarter of 2009. We have seen demand for many of our seismic exploration products decline, including significant declines in our Russian and Canadian seismic exploration markets. We believe some of our seismic customers may not possess the financial resources to survive a prolonged downturn in energy exploration, while others have scaled back their activities until financial markets stabilize and demand for exploration activities increases.

The uncertainty of these global economic matters and their ultimate impact on energy exploration activities and on our customers’ ability to access credit markets is difficult to forecast, and a decline in the demand for our seismic exploration products is likely to continue for the present time. Due to the sporadic demand for our seismic reservoir products, we have often described this portion of our seismic business as “lumpy.” In this current environment, we expect our seismic business levels will be even more erratic, including potential orders for our new land and marine-based nodal acquisition system. Singular events may result in severe swings in our future revenues in both positive and negative directions. If these economic events continue into the foreseeable future, they could have a material adverse impact on our revenues and profits for fiscal year 2010 and in future years.

We continue to monitor the impact that these economic conditions may have on our operations. We believe that our current cash balances, cash flows from operations and cash borrowings available under our credit facility will provide sufficient resources to meet our working capital liquidity needs for the next twelve months.

Incentive Compensation Program

We adopted an incentive compensation program for fiscal year 2010 whereby most employees will be eligible to begin earning incentive compensation if the Company reached a five percent pretax return on stockholders’ equity, determined as of September 30, 2009. To be eligible to participate in this incentive compensation program, employees must participate in our Core Values Program. Based on our experience in prior years, we expect one hundred percent of our eligible employees to participate in the Core Values Program. The incentive compensation program does not apply to the employees of our Russian subsidiary as such employees participate in a locally administered bonus program. Certain non-executive employees are required to achieve specific goals to earn a significant portion of their total incentive compensation award. Any bonus awards earned under this program in fiscal year 2010 will be paid out to eligible employees after the end of the fiscal year.

Upon reaching the five percent threshold under this proposed program, an incentive compensation accrual will be established equal to 16.7 percent of the amount of any consolidated pretax profits above the five percent pretax return threshold. The maximum aggregate bonus available under the program for fiscal year 2010 is $3.4 million. Under this program, for the three months ended December 31, 2009 and 2008, we had accrued $19,000 and $0.1 million, respectively, of incentive compensation expense.

Results of Operations

We report and evaluate financial information for two segments: Seismic and Thermal Solutions. As mentioned above, our results for the first fiscal quarter of 2010 evidence the economic slowdown and reduced energy exploration activities worldwide. Summary financial data by business segment follows (in thousands):

	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008

Seismic
Seismic exploration product sales	$19,046	$18,765
Reservoir product sales and services	2,098	995
Industrial product sales	1,683	2,166

Total seismic sales	22,827	21,926
Operating income	3,320	4,145

Thermal Solutions
Net sales	3,294	3,738
Operating income	390	257

Corporate
Net sales	195	191
Operating loss	(1,974)	(1,830)

Consolidated Totals
Net sales	26,316	25,855
Operating income	1,736	2,572

Overview

Three months ended December 31, 2009 compared to three months ended December 31, 2008

Consolidated sales for the three months ended December 31, 2009 increased by $0.5 million, or 1.8%, from the corresponding period of the prior fiscal year. This increase primarily reflects increased sales of our seismic products.

Consolidated gross profits for the three months ended December 31, 2009 decreased by $0.9 million, or 10.7%, from the corresponding period of the prior fiscal year. This decrease resulted from an unfavorable seismic product mix.

Consolidated operating expenses for the three months ended December 31, 2009 decreased by $30,000, or 0.5%, from the corresponding period of the prior fiscal year. The decreased operating expenses primarily resulted from slightly lower levels of research and development expenditures in the current year.

Other expense for the three months ended December 31, 2009 decreased by $0.3 million from the corresponding period of the prior fiscal year. For the three months ended December 31, 2008, other expense included a $0.5 million foreign exchange loss incurred by our subsidiaries in Canada and the Russian Federation as a result of the revaluation of U.S. dollar denominated intercompany debts at these subsidiaries due to weakening local currency conditions in both countries. For the three months ended December 31, 2009, other expense included a fee of $142,000 resulting from the early extinguishment of debt.

The United States statutory tax rate for the three months ended December 31, 2009 and 2008 was 34.0%. The Company’s effective tax rates for the three months ended December 31, 2009 and 2008 were 30.3% and 35.7%, respectively. The effective tax rate for the three months ended December 31, 2009 benefited from the revaluation of a tax loss carryback for the Company’s Canadian subsidiary. The higher effective tax rate for the three months ended December 31, 2008 resulted from a tax charge of $85,000 to revalue the Company’s U.S. deferred tax assets and liabilities to a lower statutory tax rate.

Seismic Products

Net Sales

Sales of our seismic products for the three months ended December 31, 2009 increased by $0.9 million, or 4.1%, from the corresponding period of the prior fiscal year. The sales increase reflects a general increase in commodity seismic products for use in land and transition zone areas.

Operating Income

Our operating income associated with sales of our seismic products for the three months ended December 31, 2009 decreased by $0.8 million, or 19.9%, from the corresponding period of the prior fiscal year. While net sales increased compared to the prior fiscal year, our operating income decreased because the sales mix for the current period contains a greater amount of commodity products which yield lower gross profit margins. Contributing to the unfavorable sales mix is the reduced deployment by our marine customers of newly constructed large ocean-going seismic vessels. As a result, we saw our higher-margin marine product sales decline by $4.6 million for the three months ended December 31, 2009 from the corresponding period of the prior fiscal year.

Thermal Solutions Products

Net Sales

Sales of our thermal solutions products for the three months ended December 31, 2009 decreased by $0.4 million, or 11.9%, from the corresponding period of the prior fiscal year. This decrease was primarily due to decreased sales of thermal imaging equipment.

Operating Income

Our operating income associated with sales of our thermal solutions products for the three months ended December 31, 2009 increased $0.1 million, or 51.8%, from the corresponding period of the prior fiscal year. The improvement resulted from increased production efficiencies.

Liquidity and Capital Resources

At December 31, 2009, we had $12.5 million in cash and cash equivalents. For the three months ended December 31, 2009, we generated approximately $5.3 million of cash in operating activities. Sources of cash generated in our operating activities resulted from net income of $1.1 million. Additional sources of cash included net non-cash charges of $1.1 million for deferred income tax expense, depreciation, amortization, stock-based compensation, inventory obsolescence and bad debts. Other sources of cash included (i) a $2.3 million decrease in inventories, (ii) a $0.9 million increase in accrued expenses and other, (iii) a $0.3 million increase in accounts payable due to increased purchases of raw materials and (iv) a $0.3 million decrease in prepaid expenses and other assets. These sources of cash were offset by a $0.9 million increase in trade accounts and notes receivable primarily resulting from increased sales. Throughout fiscal year 2009, we reduced our inventory levels in order to meet declining levels of product demand and to generate cash flows to reduce our outstanding indebtedness. Although our levels of inventory declined in fiscal year 2009, we continue to be subject to high levels of inventory obsolescence expense since our exposure to obsolete and slow moving inventories continues in the current environment. We are giving substantial attention to the management of our inventories in this area.

For the three months ended December 31, 2009, we used approximately $0.1 million of cash in investing activities for capital expenditures. We estimate that our total capital expenditures in fiscal year 2010 will be approximately $3.5 million.

For the three months ended December 31, 2009, we used approximately $1.0 million of cash in financing activities. These uses of cash included $1.5 million of principal payments on our mortgage loans, including a $1.3 million payment for the early pay-off of a mortgage, and a $0.1 million payment as a penalty for early extinguishment of debt. These uses of cash were offset by $0.5 million of cash proceeds received from the exercise of stock options and a $0.2 million tax benefit related to such exercised stock options.

On November 22, 2004, several of our subsidiaries entered into a credit agreement (the “Original Credit Agreement”) with a bank. The Original Credit Agreement has been amended periodically since 2004, and most recently on April 30, 2009 (as so amended, the “Credit Agreement”). Under the Credit Agreement, our borrower subsidiaries can borrow up to $25.0 million principally secured by their accounts receivable, inventories and equipment. The Credit Agreement expires on April 30, 2011. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial ratios, restricts our and our subsidiaries’ ability to pay dividends and contains other covenants customary in agreements of this type. We believe the most restrictive covenants in the Credit Agreement are (i) the fixed charge coverage ratio of EBITDA to certain charges, and (ii) the cash flow leverage ratio of total borrowings (excluding real estate borrowings) to adjusted EBITDA. We believe these covenants are more restrictive than covenants contained in the Credit Agreement as in effect prior to the April 30, 2009 amendment, and future borrowings available under the Credit Agreement could be limited or completely restricted if future operating results deteriorate. The interest rate for borrowings under the Credit Agreement is a LIBOR based rate with a margin spread of 300-400 basis points depending upon the maintenance of certain ratios. At December 31, 2009, there were no borrowings under the Credit Agreement, standby letters of credit outstanding in the amount of $0.5 million and additional borrowings available of $15.1 million.

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

Management makes judgments regarding the interpretation of tax laws that might be challenged upon an audit and causes changes to previous estimates of tax liability. In addition, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions as well as by the United States Internal Revenue Service. In management’s opinion, adequate provisions for income taxes have been made for all open tax years. The potential outcomes of examinations are regularly assessed in determining the adequacy of the provision for income taxes and income tax liabilities. Management believes that adequate provisions have been made for reasonable and foreseeable outcomes related to uncertain tax matters.

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

We periodically review the composition of our inventories to determine if market demand, product modifications, technology changes, excessive quantities on-hand and other factors hinder our ability to recover our investment in such inventories. Management’s assessment is based upon historical product demand, future product demand and various other judgments and estimates. Inventory obsolescence reserves are recorded when such assessments reveal that portions or components of our inventory investment will not be realized in our operating activities.

Goodwill represents the excess of the purchase price of purchased businesses over the estimated fair value of the acquired business’ net assets. Intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives; however, no maximum life applies. We no longer record goodwill amortization expense and we review the carrying value of goodwill and other long-lived assets to determine whether there has been an impairment since the date of the relevant acquisition. We have elected to make September 30 the annual impairment assessment date and will perform additional interim impairment tests if a change in circumstances occurs that would indicate that the carrying value of long-lived assets may exceed their fair value amount. Under the fair value framework and due to the lack of quoted prices for identical items or an independent market analysis, we estimate the fair market value based on Level 3 inputs using both a market and income based approach. The goodwill impairment is tested at our Company’s seismic segment level as the goodwill relates to the purchase of several seismic related companies. The impairment test uses a weighted average cost of capital. The growth rate is based on the projected inflation rate. The assessment is performed in two steps: step one is to test for potential impairment and if potential losses are identified, step two is to measure the impairment loss. We performed step one as of September 30, 2009 and found that there were no impairments at that time; thus, step two was not necessary.

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

We do not modify our normal billing and credit terms for these types of sales. As of December 31, 2009, we had no sales under bill and hold arrangements.

New Accounting Pronouncements

New accounting pronouncements that have been recently issued but not yet adopted by us are included in Financial Note 1, “Significant Accounting Policies,” in the Financial Notes in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

Foreign Currency and Operations Risk

One of our wholly-owned subsidiaries, OYO-GEO Impulse, is located in the Russian Federation. Therefore, our financial results may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions in the Russian Federation or changes in its political climate. Our consolidated balance sheet at December 31, 2009 reflected approximately $4.7 million of net working capital related to OYO-GEO Impulse. For third-party transactions, OYO-GEO Impulse both receives its income and pays its expenses primarily in rubles. To the extent that transactions of OYO-GEO Impulse are settled in rubles, a devaluation of the ruble versus the U.S. dollar could reduce any contribution from OYO-GEO Impulse to our consolidated results of operations and total comprehensive income as reported in U.S. dollars. We do not hedge the market risk with respect to our operations in the Russian Federation; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of rubles versus U.S. dollars to the extent such disruptions result in any reduced valuation of OYO-GEO Impulse’s net working capital or future contributions to our consolidated results of operations. At December 31, 2009, the foreign exchange rate of the U.S. dollar to the ruble was 1:30.3. If the U.S. dollar versus ruble exchange rate were to decline by ten percent, our working capital could decline by $0.5 million.

Foreign Currency Intercompany Accounts

From time to time, we provide access to capital to our foreign subsidiaries through U.S. dollar denominated interest bearing promissory notes. Such funds are generally used by our foreign subsidiaries to purchase capital assets and for general working capital needs. In addition, we sell products to our foreign subsidiaries in U.S. dollars on trade credit terms. Because these U.S. dollar denominated intercompany debts are accounted for in the local currency of our foreign subsidiaries, any appreciation or devaluation of such foreign currencies against the U.S. dollar will result in a gain or loss, respectively, to our consolidated statement of operations. At December 31, 2009, we had outstanding accounts receivable of $1.4 million and $0.3 million from our subsidiaries in Canada and the Russian Federation, respectively. At December 31, 2009, the foreign exchange rate of the U.S. dollar to the Canadian Dollar was 1:1.05 and the foreign exchange rate of the U.S. dollar to ruble was 1:30.3. If the U.S. dollar exchange rate were to decline by ten percent, our intercompany accounts and notes receivable could decline by $0.1 million in Canada and $29,000 in the Russian Federation.

Floating Interest Rate Risk

The Credit Agreement and the real estate mortgage agreement for our Pinemont facility each contain a floating interest rate. These floating interest rates subject us to the risk of increased interest costs associated with any upward movements in bank market interest rates. Under the Credit Agreement as most recently amended, our borrowing interest rate is a LIBOR based rate plus 300-400 basis points. As of December 31, 2009, we had no borrowings under the Credit Agreement. Under the real estate mortgage agreement, our borrowing rate is a LIBOR based rate plus 150 basis points and as of December 31, 2009 we had $8.0 million outstanding under this agreement at an effective interest rate of 1.7%. Due to the amount of borrowings outstanding under the real estate mortgage agreement and the potential borrowings available under the Credit Agreement, any increased interest costs associated with movements in market interest rates could be material to our financial condition, results of operations and/or cash flow. At December 31, 2009, based on our current level of borrowings, a 1.0% increase in interest rates would increase our interest expense annually by approximately $0.1 million.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of December 31, 2009 of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2009.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ending December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.	Exhibits

The following exhibits are filed with this Report on Form 10-Q.

10.1	OYO Geospace Corporation Fiscal Year 2010 Bonus Plan.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OYO GEOSPACE CORPORATION

Date: February 5, 2010	By:	/S/ GARY D. OWENS
Gary D. Owens, Chairman of the Board
President and Chief Executive Officer
(duly authorized officer)

Date: February 5, 2010	By:	/S/ THOMAS T. MCENTIRE
Thomas T. McEntire
Chief Financial Officer and Secretary
(principal financial officer)