Form 10-Q
period 2010-03-31
OYO GEOSPACE CORP
filed 2010-05-07
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 6,031,958 shares of the Registrant’s Common Stock outstanding as of the close of business on May 3, 2010.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2010	September 30, 2009
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$19,727	$8,571
Trade accounts receivable, net	15,287	13,878
Current portion of notes receivable, net	1,524	10,477
Inventories, net	51,943	57,257
Deferred income tax asset	3,790	3,326
Prepaid expenses and other current assets	1,468	2,233

Total current assets	93,739	95,742

Rental equipment, net	3,654	4,068
Property, plant and equipment, net	35,582	37,105
Patents, net	678	807
Goodwill	1,843	1,843
Non-current deferred income tax asset	971	687
Non-current notes receivable, net	6,369	—
Other assets	1,106	1,230

Total assets	$143,942	$141,482

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable and current maturities of long-term debt	$440	$728
Accounts payable trade	2,398	4,692
Accrued expenses and other current liabilities	6,478	6,954
Deferred revenue	607	367
Income tax payable	1,420	159

Total current liabilities	11,343	12,900

Long-term debt, net of current maturities	7,480	8,820
Non-current deferred income tax liabilities	1,274	1,104

Total liabilities	20,097	22,824

Stockholders’ equity:
Preferred stock	—	—
Common stock	60	60
Additional paid-in capital	44,228	43,300
Retained earnings	79,449	75,540
Accumulated other comprehensive income (loss)	108	(242)

Total stockholders’ equity	123,845	118,658

Total liabilities and stockholders’ equity	$143,942	$141,482

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Sales	$30,781	$23,510	$57,097	$49,365
Cost of sales	20,492	16,368	39,647	34,203

Gross profit	10,289	7,142	17,450	15,162

Operating expenses:
Selling, general and administrative	3,974	3,396	7,713	7,120
Research and development	2,269	1,911	3,997	3,810
Bad debt expense (recovery)	(378)	79	(420)	(89)

Total operating expenses	5,865	5,386	11,290	10,841

Gain (loss) on disposal of equipment	(184)	—	(184)	7

Income from operations	4,240	1,756	5,976	4,328

Other income (expense):
Interest expense	(51)	(136)	(135)	(411)
Interest income	51	307	102	636
Foreign exchange gains (losses)	54	(21)	104	(561)
Other, net	6	(57)	(168)	(63)

Total other income (expense), net	60	93	(97)	(399)

Income before income taxes	4,300	1,849	5,879	3,929
Income tax expense	1,492	617	1,970	1,360

Net income	$2,808	$1,232	$3,909	$2,569

Basic earnings per share	$0.47	$0.21	$0.65	$0.43

Diluted earnings per share	$0.45	$0.20	$0.63	$0.42

Weighted average shares outstanding - Basic	6,028,416	5,937,144	6,020,697	5,936,822

Weighted average shares outstanding - Diluted	6,227,083	6,035,314	6,203,880	6,069,615

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended March 31, 2010	Six Months Ended March 31, 2009
Cash flows from operating activities:
Net income	$3,909	$2,569
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax expense (benefit)	(811)	204
Depreciation	2,823	2,519
Amortization	142	123
Stock-based compensation expense	162	116
Bad debt recovery	(420)	(89)
Inventory obsolescence reserve	1,083	697
Excess tax benefit from share-based compensation	(207)	—
Loss on early extinguishment of debt	137	—
(Gain) loss on disposal of equipment	184	(7)
Effects of changes in operating assets and liabilities:
Trade accounts and notes receivable	1,685	10,457
Inventories	3,799	(6,056)
Prepaid expenses and other assets	786	—
Accounts payable	(2,292)	(3,606)
Accrued expenses and other	169	(4,925)
Deferred revenue	234	1,386
Income tax payable	1,266	(1,247)

Net cash provided by operating activities	12,649	2,141

Cash flows from investing activities:
Proceeds from the sale of property, plant and equipment	11	23
Capital expenditures	(466)	(1,291)

Net cash used in investing activities	(455)	(1,268)

Cash flows from financing activities:
Change in book overdrafts	—	370
Net borrowings (principal payments) under line for credit	—	(1,223)
Principal payments on mortgage loans	(1,628)	(352)
Penalty for early extinguishment of debt	(137)	—
Excess tax benefit from share-based compensation	207	8
Proceeds from exercise of stock options	558	16

Net cash used in financing activities	(1,000)	(1,181)

Effect of exchange rate changes on cash	(38)	107

Increase (decrease) in cash and cash equivalents	11,156	(201)

Cash and cash equivalents, beginning of period	8,571	1,562

Cash and cash equivalents, end of period	$19,727	$1,361

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet of OYO Geospace Corporation and its subsidiaries (the “Company”) at September 30, 2009 was derived from the Company’s audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 2010 and the consolidated statements of operations for the three and six months ended March 31, 2010 and 2009, and the consolidated statements of cash flows for the six months ended March 31, 2010 and 2009 were prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows were made. The results of operations for the three and six months ended March 31, 2010 are not necessarily indicative of the operating results for a full year or of future operations.

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

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

The Company does not modify its normal billing and credit terms for these types of sales. As of March 31, 2010, there were no sales under bill and hold arrangements.

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

Product Warranties

The Company offers a standard product warranty obligating it to repair or replace equipment with manufacturing defects. The Company maintains a reserve for future warranty costs based on historical experience or, in the absence of historical product experience, management’s estimates. Changes in the warranty reserve are reflected in the following table (in thousands):

Balance at the beginning of the period (October 1, 2009)	$832
Accruals for warranties issued during the period	1,152
Accruals related to pre-existing warranties (including changes in estimates)	—
Settlements made (in cash or in kind) during the period	(1,171)

Balance at the end of the period (March 31, 2010)	$813

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

Subsequent Events

The Company evaluates events and transactions that occur after the balance sheet date but before the financial statements are issued. The Company evaluated such events and transactions through the date when the financial statements were filed electronically with the Securities and Exchange Commission.

Recent Accounting Pronouncements

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will be effective for interim and annual reporting periods beginning after December 15, 2009. The Company adopted this guidance and had no material effect on its consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

2. Earnings Per Common Share

The following table summarizes the calculation of net earnings and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings per share (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Net earnings available to common stockholders	$2,808	$1,232	$3,909	$2,569

Weighted average number of common shares outstanding - basic	6,028,416	5,937,144	6,020,697	5,936,822
Weighted average number of common share equivalents outstanding	198,667	98,170	183,183	132,793

Weighted average number of common shares and common share equivalents outstanding - diluted	6,227,083	6,035,314	6,203,880	6,069,615

Basic earnings per common share	$0.47	$0.21	$0.65	$0.43

Diluted earnings per common share	$0.45	$0.20	$0.63	$0.42

Options totaling 20,000 and 161,400 shares of common stock for the three months ended March 31, 2010 and 2009, respectively, and options totaling 20,000 and 159,300 shares of common stock for the six months ended March 31, 2010 and 2009, respectively, were not included in the computation of weighted average shares because the impact of these options was antidilutive.

3. Comprehensive Income

Comprehensive income includes all changes in a company’s equity, except those resulting from investments by and distributions to stockholders. The following table summarizes the components of comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Net income	$2,808	$1,232	$3,909	$2,569

Foreign currency translation adjustments	241	(1,190)	350	(3,559)

Total comprehensive income (loss)	$3,049	$42	$4,259	$(990)

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

4. Trade Accounts and Notes Receivable

Current trade accounts and notes receivable are reflected in the following table (in thousands):

	March 31, 2010	September 30, 2009
Trade accounts receivable	$15,717	$14,726
Allowance for doubtful accounts	(430)	(848)

	$15,287	$13,878

The allowance for doubtful accounts represents the Company’s best estimate of probable credit losses. The Company determines the allowance based upon historical experience and a review of its balances. Accounts receivable balances are charged off against the allowance whenever it is probable that the receivable will not be recoverable.

At March 31, 2010 and September 30, 2009, the Company’s current notes receivable was $1.5 million and $10.5 million, respectively. The Company also had notes receivable of $6.4 million and zero classified as long-term at March 31, 2010 and September 30, 2009, respectively. The Company had a reserve for doubtful notes of zero at March 31, 2010 and September 30, 2009. Notes receivable are generally collateralized by the products sold and bear interest at rates ranging up to 8.3% per year.

5. Inventories

Inventories consist of the following (in thousands):

	March 31, 2010	September 30, 2009
Finished goods	$13,124	$15,783
Work-in-process	6,449	8,598
Raw materials	38,004	37,489
Obsolescence reserve	(5,634)	(4,613)

	$51,943	$57,257

The Company’s reserve for slow moving and obsolete inventories is analyzed and adjusted periodically to reflect the Company’s best estimate of the net realizable value of such inventories.

During the six months ended March 31, 2010, the Company transferred $0.4 million of inventories to its rental equipment fleet.

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

The following table summarizes the Company’s segment information (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009

Net sales:
Seismic	$27,414	$20,372	$50,241	$42,298
Thermal solutions	3,156	2,931	6,450	6,669
Corporate	211	207	406	398

Total	$30,781	$23,510	$57,097	$49,365

Income (loss) from operations:
Seismic	$6,294	$3,486	$9,614	$7,631
Thermal solutions	(48)	(77)	342	180
Corporate	(2,006)	(1,653)	(3,980)	(3,483)

Total	$4,240	$1,756	$5,976	$4,328

7. Credit Agreement

On November 22, 2004, several of the Company’s subsidiaries entered into a credit agreement (the “Original Credit Agreement”) with a bank. The Original Credit Agreement has been amended periodically since 2004, and most recently on April 30, 2009 (as so amended, the “Credit Agreement”). Under the Credit Agreement, the Company’s borrower subsidiaries can borrow up to $25.0 million principally secured by their accounts receivable, inventories and equipment. The Credit Agreement expires on April 30, 2011. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial ratios, restricts the Company and its subsidiaries’ ability to pay dividends and contains other covenants customary in agreements of this type. At March 31, 2010, the Company was in compliance with all covenants. The interest rate for borrowings under the Credit Agreement is a LIBOR based rate with a margin spread of 300-400 basis points depending upon the maintenance of certain ratios. At March 31, 2010, the interest rate was 3.2%. At March 31, 2010, there were no borrowings under the Credit Agreement, standby letters of credit outstanding in the amount of $0.5 million and additional borrowings available of $20.4 million.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

8. Income Taxes

The United States statutory tax rate for the periods ended March 31, 2010 and 2009 was 34.0%. The Company’s effective tax rates for the three months ended March 31, 2010 and 2009 was 34.7% and 33.4%, respectively. The lower effective tax rate for the three months ended March 31, 2009 is due to the Company’s ability to record the favorable impact of research and experimentation tax credits during such period. The United States Congress has not currently extended the provision for research and experimentation credits beyond calendar year 2009, therefore the Company has not recorded any related benefit beyond this date. The Company’s effective tax rate for the six months ended March 31, 2010 and 2009 was 33.5% and 34.6%, respectively. The lower effective tax rate for the six months ended March 31, 2010 resulted from the revaluation of a tax loss carryback for the Company’s Canadian subsidiary.

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

9. Legal Proceedings

On July 8, 2009, the Company received a complaint filed in the United States District Court in Nevada alleging that the Geospace Seismic Recorder (“GSR”), the Company’s newly developed wireless data acquisition system, infringes upon a patent held by Ascend Geo, LLC (“Ascend”). The Company requested and was granted a change in venue to the United States District Court for the Southern District of Texas in Houston (the “Court”). In addition to monetary damages, Ascend requested a preliminary injunction against future sales by the Company of the GSR nodal system. The Company filed its response with the Court requesting that it deny Ascend’s request for a preliminary injunction and, on November 4, 2009, the Court denied Ascend’s request for a preliminary injunction. The Company strongly believes that the GSR nodal system does not violate Ascend’s patent. The Company also strongly believes that Ascend’s patent is not valid and has petitioned the United States Patent and Trademark Office (“PTO”) to re-examine its validity. On November 12, 2009, the PTO found that substantial new questions of patentability were raised by the petition as to each of the claims of the Ascend patent and issued an office action rejecting each of the claims based on prior art that the Company submitted to the PTO. Based on the PTO’s initial finding of invalidity of Ascend’s patent claims, the Company petitioned the Court to stay the litigation until the PTO can complete its reexamination of Ascend’s patent. The Court accepted the Company’s request on December 11, 2009. The Company will continue to defend vigorously its right to build and sell its GSR products and based on developments to date, the Company believes that the matter will be resolved satisfactorily in its favor. The Company further believes that Ascend’s claims are without merit and intends to seek recovery of its attorney fees from Ascend. At this time, however, the Company is unable to predict the outcome of its dispute regarding Ascend’s patent or Ascend’s claims.

10. Early Extinguishment of Debt

On December 30, 2009 the Company paid off a long-term mortgage note with a principal balance outstanding of $1.3 million. The Company was required to pay an additional fee of $137,000 as a result of the early extinguishment of the mortgage note. Such fee is recorded as a component of other income (expense) in the Company’s consolidated statement of operations.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

11. Stock-Based Compensation

During the three months ended March 31, 2010, stock options were granted under the 1997 Key Employee Stock Option Plan. The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used:

Three Months Ended March 31, 2010
Risk-free interest rates	3.14%
Expected lives (in years)	6.25
Expected dividend yield	0%
Expected volatility	56.44%

The computation of expected volatility during the three months ended March 31, 2010 was based on the historical volatility. Historical volatility was calculated from historical data for the time approximately equal to the expected term of the option award starting from the date of grant. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve in effect at the time of grant for the period corresponding with the expected life of the option.

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

Industry Overview

OYO Geospace Corporation is a Delaware corporation incorporated on September 13, 1997. Unless otherwise specified, the discussion in this Quarterly Report on Form 10-Q refers to OYO Geospace Corporation and its subsidiaries. We design and manufacture instruments and equipment used in the acquisition and processing of seismic data as well as in the characterization and monitoring of producing oil and gas reservoirs. Demand for our products has been, and will likely continue to be, vulnerable to downturns in the economy and the oil and gas industry in general. During the past three years, there has been substantial volatility in oil and natural gas prices. Please refer to the risks discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009 for more information.

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

During fiscal year 2008, we announced the development of a land-based wireless (or nodal) data acquisition system. Each nodal station operates independently and therefore can be deployed in virtually unlimited channel configurations. Rather than utilizing interconnecting cables as required by most traditional land data acquisition systems, each nodal station operates as an independent data collection system. As a result, our nodal system requires less maintenance, which we believe allows our customers to operate more effectively and efficiently because of its reduced environmental impact, lower weight and ease of operation. Our nodal system is designed into configurations ranging from one to four channels per station. Since its introduction, we have received orders and/or delivered approximately 27,000 channels of our land-based nodal acquisition system to ten different customers. We also have over 2,000 additional channels available for rent by our customers.

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

Worldwide Economic Slowdown

Demand for many of our products depends primarily on the level of worldwide oil and gas exploration activity. That activity, in turn, depends primarily on prevailing oil and gas prices and availability of seismic data. The 2008 domestic financial crisis arising out of the meltdown of the subprime lending market caused significant distress to many global financial lending institutions, leading to a broader global financial crisis and a tightening of the availability of commercial credit. Recessionary fears, combined with a decline in worldwide demand for energy, caused energy commodity prices to decline substantially from an all-time high of approximately $145 per barrel in July 2008. As expected, these events led to a decline in energy exploration activities in North America and in certain international markets, and we began to see the effects of this decline on our business during the first fiscal quarter of 2009. We saw demand for many of our seismic exploration products decline, including significant declines in our Russian and Canadian seismic exploration markets. Despite signs of an economic recovery earlier this fiscal year, the recent falterings in the European markets have renewed the uncertainty of the worldwide economic situation. We continue to believe that some of our seismic customers may not possess the financial resources ultimately required to survive the prolonged downturn in energy exploration, while others have scaled back their activities until financial markets stabilize further and demand for exploration activities increases.

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

While we are seeing some recovery in the demand for our products, we remain cautious regarding the future and we continue to monitor the impact that these economic conditions may have on our operations. We believe that our current cash balances, cash flows from operations and cash borrowings available under our credit facility will provide sufficient resources to meet our working capital liquidity needs for the next twelve months.

Recent Offshore Drilling Operations Disaster

Recently, an explosion on an offshore drilling rig in the Gulf of Mexico has caused substantial loss of life and property and potential substantial environmental damage to the U.S. coastal areas in the Gulf of Mexico. This event has received considerable publicity and political attention in the United States, and may have a material adverse impact on offshore exploration and production activities in the future. At this time, we are not able to predict the risks these developments may present to the Company and the effect thereof on our business that is related to marine and coastal oil and gas exploration activities.

Incentive Compensation Program

We adopted an incentive compensation program for fiscal year 2010 whereby most employees will be eligible to begin earning incentive compensation if the Company reaches a five percent pretax return on stockholders’ equity, determined as of September 30, 2009. To be eligible to participate in this incentive compensation program, employees must participate in our Core Values Program. Based on our experience in prior years, we expect one hundred percent of our eligible employees to participate in the Core Values Program. The incentive compensation program does not apply to the employees of our Russian subsidiary as such employees participate in a locally administered bonus program. Certain non-executive employees are required to achieve performance goals to earn a significant portion of their total incentive compensation award. Any bonus awards earned under this program in fiscal year 2010 will be paid out to eligible employees after the end of the fiscal year.

Upon reaching the five percent threshold under this proposed program, an incentive compensation accrual will be established equal to 16.7 percent of the amount of any consolidated pretax profits above the five percent pretax return threshold. The maximum aggregate bonus available under the program for fiscal year 2010 is $3.4 million. Under this program, for the six months ended March 31, 2010 and 2009, we had accrued $0.6 million and $0.2 million, respectively, of incentive compensation expense. Should our operating results weaken during the remainder of fiscal year 2010, existing bonus accruals may be reduced or eliminated altogether in accordance with the terms of the incentive compensation program.

Results of Operations

We report and evaluate financial information for two segments: Seismic and Thermal Solutions. As mentioned above, our fiscal year results evidence the economic slowdown and reduced energy exploration activities worldwide. Summary financial data by business segment follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Seismic
Exploration product revenue	$25,086	$15,713	$44,133	$34,477
Reservoir product and service revenue	324	2,687	2,422	3,683
Industrial product revenue	2,004	1,972	3,686	4,138

Total seismic revenues	27,414	20,372	50,241	42,298
Operating income	6,294	3,486	9,614	7,631

Thermal Solutions
Revenue	3,156	2,931	6,450	6,669
Operating income (loss)	(48)	(77)	342	180

Corporate
Revenue	211	207	406	398
Operating loss	(2,006)	(1,653)	(3,980)	(3,483)

Consolidated Totals
Revenue	30,781	23,510	57,097	49,365
Operating income	4,240	1,756	5,976	4,328

Overview

Three and six months ended March 31, 2010 compared to three and six months ended March 31, 2009

Consolidated sales for the three months ended March 31, 2010 increased by $7.3 million, or 30.9%, from the corresponding period of the prior fiscal year. Consolidated sales for the six months ended March 31, 2010 increased by $7.7 million, or 15.7%, from the corresponding period of the prior fiscal year. This increase primarily reflects increased sales of our seismic products, primarily sales of our land nodal acquisition system.

Consolidated gross profits for the three months ended March 31, 2010 increased by $3.1 million, or 44.1%, from the corresponding period of the prior fiscal year. Consolidated gross profits for the six months ended March 31, 2010 increased by $2.3 million, or 15.1%, from the corresponding period of the prior fiscal year. The increases in gross profits resulted from increased product sales, improved factory utilization and a favorable seismic product mix. Partially offsetting these gross profit increases were higher charges for product warranty and inventory obsolescence expenses.

Consolidated operating expenses for the three months ended March 31, 2010 increased by $0.5 million, or 8.9%, from the corresponding period of the prior fiscal year. Consolidated operating expenses for the six months ended March 31, 2010 increased by $0.4 million, or 4.1%, from the corresponding period of the prior fiscal year. The increased operating expenses primarily resulted from (i) increased expenditures for legal fees for defense against a lawsuit, (ii) increased incentive compensation expenses resulting from improved pretax earnings, and (iii) general expense increases due to higher sales volume. These increases in expenditures were partially offset by a reversal of bad debt expenses resulting from the improved collection of outstanding receivables.

Other income for the three months ended March 31, 2010 decreased by $33,000 from the corresponding period of the prior fiscal year. Other expense for the six months ended March 31, 2010 decreased by $0.3 million from the corresponding period of the prior fiscal year. For the six months ended March 31, 2009, other expense included a $0.6 million foreign exchange loss incurred by our subsidiaries in Canada and the Russian Federation as a result of the revaluation of U.S. dollar denominated intercompany debts at these subsidiaries due to weakening local currency conditions in both countries.

The United States statutory tax rate for the periods ended March 31, 2010 and 2009 was 34.0%. The effective tax rates for the three months ended March 31, 2010 and 2009 were 34.7% and 33.4%, respectively. The lower effective tax rate for the three months ended March 31, 2009 is due to our ability to record the favorable impact of research and experimentation tax credits during such period. The United States Congress has not currently extended the provision for research and experimentation credits beyond calendar year 2009, therefore we have not recorded any related benefit beyond this date. The effective tax rate for the six months ended March 31, 2010 and 2009 was 33.5% and 34.6%, respectively. The lower effective tax rate for the six months ended March 31, 2010 resulted from the revaluation of a tax loss carryback for our Canadian subsidiary.

Seismic Products

Net Sales

Sales of our seismic products for the three months ended March 31, 2010 increased by $7.0 million, or 34.6%, from the corresponding period of the prior fiscal year. Sales of our seismic products for the six months ended March 31, 2010 increased by $7.9 million, or 18.8%, from the corresponding period of the prior fiscal year. The increase in sales for both periods resulted from improved sales of our land nodal acquisition system, including the $6.1 million sale of an 8,000-channel nodal acquisition system during the three months ended March 31, 2010.

Operating Income

Our operating income associated with sales of our seismic products for the three months ended March 31, 2010 increased by $2.8 million, or 80.6%, from the corresponding period of the prior fiscal year. Our operating income associated with sales of our seismic products for the six months ended March 31, 2010 increased by $2.0 million, or 26.0%, from the corresponding period of the prior fiscal year. The increase in operating income from our seismic products is due to improved product sales, including the sale of the 8,000-channel land nodal acquisition system discussed above. In addition, operating income increased due to improved factory utilization resulting from increased sales volume and from the reversal of bad debt expenses due to improved collection of outstanding receivables. These increases in operating income were partially offset by increased expenses for incentive compensation, product warranty and inventory obsolescence.

Thermal Solutions Products

Net Sales

Sales of our thermal solutions products for the three months ended March 31, 2010 increased by $0.2 million, or 7.7%, from the corresponding period of the prior fiscal year. Sales of our thermal solutions products for the six months ended March 31, 2010 decreased by $0.2 million, or 3.3%, from the corresponding period of the prior fiscal year. We consider these relatively small increases and decreases to be normal and recurring fluctuations in product sales volume and, therefore, not associated with any long-term trend.

Operating Income (Loss)

Our operating loss associated with sales of our thermal solutions products for the three months ended March 31, 2010 decreased $29,000, or 37.7%, from the corresponding period of the prior fiscal year. The decrease in our operating loss was primarily due to the increase in sales during the current quarter. Our operating income associated with sales of our thermal solutions products for the six months ended March 31, 2010 increased $0.2 million, or 90.0%, from the corresponding period of the prior fiscal year. The improvement in operating income resulted from increased production efficiencies. Such improvement was partially offset by increased inventory obsolescence expense.

Liquidity and Capital Resources

At March 31, 2010, we had $19.7 million in cash and cash equivalents. For the six months ended March 31, 2010, we generated approximately $12.6 million of cash in operating activities. Sources of cash generated in our operating activities resulted from net income of $3.9 million. Additional sources of cash included net non-cash charges of $2.8 million for deferred income tax expense, depreciation, amortization, stock-based compensation, inventory obsolescence and bad debts. Other sources of cash included (i) a $3.8 million decrease in inventories, (ii) a $1.7 million decrease in trade accounts and notes receivable primarily resulting from increased collection efforts, (iii) a $1.3 million increase in income tax payable resulting from increased taxable income and (iv) $0.8 million decrease in prepaid expenses and other assets. These sources of cash were offset by a $2.3 million decrease in accounts payable due to decreased purchases of raw materials and the timing of our vendor payments which can fluctuate quarter-to-quarter.

In the last twelve months, we have reduced our inventory levels significantly in order to meet declining levels of product demand and to generate cash flows to reduce our outstanding indebtedness. Although our levels of inventory have declined significantly, we continue to be subject to high levels of inventory obsolescence expense since our exposure to obsolete and slow moving inventories continues in the current environment. We are giving substantial attention to the management of our inventories in this area.

At March 31, 2010, notes receivable with a net basis of $7.2 million were past due and in default. Based on our on going negotiations with the customer, we expect to refinance these promissory notes whereby a substantial portion of the principal balance will be due beyond one year from March 31, 2010. The notes receivable are recorded in the Company’s balance sheet as of March 31, 2010 according to the expected terms of the revised promissory note documents.

For the six months ended March 31, 2010, we used approximately $0.5 million of cash in investing activities for capital expenditures. We estimate that our total capital expenditures in fiscal year 2010 will be approximately $2.0 million.

For the six months ended March 31, 2010, we used approximately $1.0 million of cash in financing activities. These uses of cash included $1.6 million of principal payments on our mortgage loans, including a $1.3 million early pay-off of a mortgage, and a $0.1 million payment as a penalty for early extinguishment of debt. These uses of cash were offset by $0.6 million of cash proceeds received from the exercise of stock options and a $0.2 million tax benefit related to such exercised stock options.

On November 22, 2004, several of our subsidiaries entered into a credit agreement (the “Original Credit Agreement”) with a bank. The Original Credit Agreement has been amended periodically since 2004, and most recently on April 30, 2009 (as so amended, the “Credit Agreement”). Under the Credit Agreement, our borrower subsidiaries can borrow up to $25.0 million principally secured by their accounts receivable, inventories and equipment. The Credit Agreement expires on April 30, 2011. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial ratios, restricts our and our subsidiaries’ ability to pay dividends and contains other covenants customary in agreements of this type. We believe the most restrictive covenants in the Credit Agreement are (i) the fixed charge coverage ratio of EBITDA to certain charges, and (ii) the cash flow leverage ratio of total borrowings (excluding real estate borrowings) to adjusted EBITDA. We believe these covenants are more restrictive than covenants contained in the Credit Agreement as in effect prior to the April 30, 2009 amendment, and future borrowings available under the Credit Agreement could be limited or completely restricted if future operating results deteriorate. The interest rate for borrowings under the Credit Agreement is a LIBOR based rate with a margin spread of 300-400 basis points depending upon the maintenance of certain ratios. At March 31, 2010, there were no borrowings under the Credit Agreement, standby letters of credit outstanding in the amount of $0.5 million and additional borrowings available of $20.4 million.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We consider many factors in selecting appropriate operational and financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. We continually evaluate our estimates, including those related to bad debt reserves, inventory obsolescence reserves, self-insurance reserves for medical expenses, product warranty reserves, intangible assets, stock-based compensation and deferred income tax assets. We base our estimates on historical experience and various other factors, including the impact from the current economic conditions, which we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different conditions or assumptions.

Our normal credit terms for trade receivables are 30 days. In certain situations, credit terms for trade receivables may be extended to 60 days or longer and such receivables generally do not require collateral. Additionally, we provide long-term financing in the form of promissory notes when competitive conditions require such financing and, in such cases, we may require collateral. We perform ongoing credit evaluations of our customers’ accounts and notes receivable and allowances are recognized for potential credit losses.

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

We do not modify our normal billing and credit terms for these types of sales. As of March 31, 2010, we had no sales under bill and hold arrangements.

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

Foreign Currency and Operations Risk

One of our wholly-owned subsidiaries, OYO-GEO Impulse, is located in the Russian Federation. Therefore, our financial results may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions in the Russian Federation or changes in its political climate. Our consolidated balance sheet at March 31, 2010 reflected approximately $4.7 million of net working capital related to OYO-GEO Impulse. For third-party transactions, OYO-GEO Impulse both receives its income and pays its expenses primarily in rubles. To the extent that transactions of OYO-GEO Impulse are settled in rubles, a devaluation of the ruble versus the U.S. dollar could reduce any contribution from OYO-GEO Impulse to our consolidated results of operations and total comprehensive income as reported in U.S. dollars. We do not hedge the market risk with respect to our operations in the Russian Federation; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of rubles versus U.S. dollars to the extent such disruptions result in any reduced valuation of OYO-GEO Impulse’s net working capital or future contributions to our consolidated results of operations. At March 31, 2010, the foreign exchange rate of the U.S. dollar to the ruble was 1:29.5. If the U.S. dollar versus ruble exchange rate were to decline by ten percent, our working capital could decline by $0.5 million.

Foreign Currency Intercompany Accounts

From time to time, we provide access to capital to our foreign subsidiaries through U.S. dollar denominated interest bearing promissory notes. Such funds are generally used by our foreign subsidiaries to purchase capital assets and for general working capital needs. In addition, we sell products to our foreign subsidiaries in U.S. dollars on trade credit terms. Because these U.S. dollar denominated intercompany debts are accounted for in the local currency of our foreign subsidiaries, any appreciation or devaluation of such foreign currencies against the U.S. dollar will result in a gain or loss, respectively, to our consolidated statement of operations. At March 31, 2010, we had outstanding accounts receivable of $1.8 million and $0.3 million from our subsidiaries in Canada and the Russian Federation, respectively. At March 31, 2010, the foreign exchange rate of the U.S. dollar to the Canadian Dollar was 1:1.02 and the foreign exchange rate of the U.S. dollar to ruble was 1:29.5. If the U.S. dollar exchange rate were to decline by ten percent, our intercompany accounts receivable could decline by $0.2 million in Canada and $32,000 in the Russian Federation.

Floating Interest Rate Risk

The Credit Agreement and the real estate mortgage agreement for our Pinemont facility each contain a floating interest rate. These floating interest rates subject us to the risk of increased interest costs associated with any upward movements in bank market interest rates. Under the Credit Agreement as most recently amended, our borrowing interest rate is a LIBOR based rate plus 300-400 basis points. As of March 31, 2010, we had no borrowings under the Credit Agreement. Under the real estate mortgage agreement, our borrowing rate is a LIBOR based rate plus 150 basis points and as of March 31, 2010 we had $7.9 million outstanding under this agreement at an effective interest rate of 1.7%. Due to the amount of borrowings outstanding under the real estate mortgage agreement and the potential borrowings available under the Credit Agreement, any increased interest costs associated with movements in market interest rates could be material to our financial condition, results of operations and/or cash flow. At March 31, 2010, based on our current level of borrowings, a 1.0% increase in interest rates would increase our interest expense annually by approximately $0.1 million.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of March 31, 2010 of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2010.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ending March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The information required by this Item is contained in Financial Note 9, “Legal Proceedings,” in the Financial Notes in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 1A.	Risk Factors

We Have a Minimal Disaster Recovery Program at the Pinemont Facility

Due to its proximity to the Texas Gulf Coast, our Pinemont facility is annually subject to the threat of hurricanes, and the aftermath that follows. Hurricanes may cause, among other types of damage, the loss of electrical power for extended periods of time. If we lost electrical power at the Pinemont facility, or if a fire or other natural disaster occurred, we would be unable to continue our manufacturing and information technology operations during the power outage because we do not own a generator or any other back-up power source large enough to provide for our power consumption needs. Although we store our back-up data offsite, we do not maintain an alternative facility to run our information technology operations. Additionally, we do not have an alternative manufacturing or operating location in the United States. A significant disruption in our manufacturing and information technology operations could materially and adversely affect our business operations during an extended period of a power outage, fire or other natural disaster.

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

Current competitors or new market entrants may develop new technologies, products or standards that could render our products obsolete. We cannot assure you that we will be successful in developing and marketing, on a timely and cost effective basis, product enhancements or new products that respond to technological developments, that are accepted in the marketplace or that comply with new industry standards. Additionally, in anticipation of customer product orders, from time to time we acquire substantial quantities of inventories, which if not sold or integrated into products within a reasonable period of time, could become obsolete. We would be required to impair the value of such inventories on our balance sheet.

Item 5.	Other Information

On February 25, 2010, we held our Annual Meeting of Stockholders (the “Meeting”). At the Meeting, our stockholders approved two proposals. Proposal 1 related to the election of William H. Moody and Gary D. Owens, as directors, each holding office until the 2013 Annual Meeting of Stockholders or until his successor is duly elected and qualified. Proposal 2 related to the ratification of the appointment by the audit committee of the board of directors of UHY LLP, independent public accountants, as auditors for the year ending September 30, 2010. The results of the voting follows:

	For	Withheld
Proposal 1
William H. Moody	4,586,421	50,895
Gary D. Owens	4,510,531	126,785

	For	Against	Abstain
Proposal 2	5,565,314	5,187	12,245

The total voted shares represented by proxy and in person was 5,582,746.

Item 6.	Exhibits

The following exhibits are filed with this Report on Form 10-Q.

3.1(a)	Restated Certificate of Incorporation of the Company.

3.2(a)	Restated Bylaws of the Company.

3.3(b)	Amendment No. 1 to OYO Geospace Corporation Amended and Restated Bylaws.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed September 30, 1997 (Registration No. 333-36727).
(b)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed August 3, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OYO GEOSPACE CORPORATION

Date: May 7, 2010	By:	/S/ GARY D. OWENS
Gary D. Owens, Chairman of the Board
President and Chief Executive Officer
(duly authorized officer)

Date: May 7, 2010	By:	/S/ THOMAS T. MCENTIRE
Thomas T. McEntire
Chief Financial Officer and Secretary
(principal financial officer)