Form 10-Q
period 2010-06-30
OYO GEOSPACE CORP
filed 2010-08-06
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 6,034,208 shares of the Registrant’s Common Stock outstanding as of the close of business on August 2, 2010.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2010	September 30, 2009
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$23,842	$8,571
Trade accounts receivable, net	24,820	13,878
Current portion of notes receivable, net	2,826	10,477
Inventories, net	53,210	57,257
Deferred income tax asset	4,087	3,326
Prepaid expenses and other current assets	1,437	2,233

Total current assets	110,222	95,742

Rental equipment, net	3,235	4,068
Property, plant and equipment, net	34,352	37,105
Patents, net	618	807
Goodwill	1,843	1,843
Non-current deferred income tax asset	855	687
Non-current notes receivable, net	6,705	—
Other assets	973	1,230

Total assets	$158,803	$141,482

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable and current maturities of long-term debt	$440	$728
Accounts payable trade	7,223	4,692
Accrued expenses and other current liabilities	7,604	6,954
Deferred revenue	5,340	367
Income tax payable	1,295	159

Total current liabilities	21,902	12,900

Long-term debt, net of current maturities	7,370	8,820
Non-current deferred income tax liabilities	968	1,104

Total liabilities	30,240	22,824

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock	60	60
Additional paid-in capital	44,410	43,300
Retained earnings	84,526	75,540
Accumulated other comprehensive loss	(433)	(242)

Total stockholders’ equity	128,563	118,658

Total liabilities and stockholders’ equity	$158,803	$141,482

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Sales	$35,292	$20,790	$92,389	$70,155
Cost of sales	20,392	13,715	60,039	47,918

Gross profit	14,900	7,075	32,350	22,237

Operating expenses:
Selling, general and administrative	4,284	3,363	11,997	10,483
Research and development	2,842	1,979	6,839	5,789
Bad debt expense (recovery)	84	524	(336)	435

Total operating expenses	7,210	5,866	18,500	16,707

Gain (loss) on disposal of equipment	—	—	(184)	7

Income from operations	7,690	1,209	13,666	5,537

Other income (expense):
Interest expense	(51)	(108)	(186)	(519)
Interest income	76	130	178	766
Foreign exchange gains (losses)	(125)	104	(21)	(457)
Other, net	(3)	(35)	(171)	(98)

Total other income (expense), net	(103)	91	(200)	(308)

Income before income taxes	7,587	1,300	13,466	5,229
Income tax expense	2,510	293	4,480	1,653

Net income	$5,077	$1,007	$8,986	$3,576

Basic earnings per share	$0.84	$0.17	$1.49	$0.60

Diluted earnings per share	$0.81	$0.17	$1.45	$0.59

Weighted average shares outstanding - Basic	6,032,373	5,946,955	6,024,589	5,940,200

Weighted average shares outstanding - Diluted	6,240,412	6,065,989	6,216,823	6,063,621

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended June 30, 2010	Nine Months Ended June 30, 2009

Cash flows from operating activities:
Net income	$8,986	$3,576
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax expense (benefit)	(1,129)	210
Depreciation	3,928	3,722
Amortization	202	185
Stock-based compensation expense	270	201
Bad debt expense (recovery)	(336)	435
Inventory obsolescence reserve	1,623	905
Excess tax benefit from share-based compensation	(238)	(192)
Loss on early extinguishment of debt	137	—
(Gain) loss on disposal of equipment	184	(7)
Effects of changes in operating assets and liabilities:
Trade accounts and notes receivable	(9,593)	16,063
Inventories	1,680	(2,194)
Prepaid expenses and other assets	782	505
Accounts payable	2,545	(5,238)
Accrued expenses and other	1,855	(5,298)
Deferred revenue	4,988	(556)
Income tax payable	1,140	(1,429)

Net cash provided by operating activities	17,024	10,888

Cash flows from investing activities:
Proceeds from the sale of property, plant and equipment	11	23
Capital expenditures	(652)	(1,382)

Net cash used in investing activities	(641)	(1,359)

Cash flows from financing activities:
Change in book overdrafts	—	(35)
Net borrowings (principal payments) under line of credit	—	(9,978)
Principal payments on mortgage loans	(1,738)	(530)
Penalty for early extinguishment of debt	(137)	—
Excess tax benefit from share-based compensation	238	192
Proceeds from exercise of stock options	601	365

Net cash used in financing activities	(1,036)	(9,986)

Effect of exchange rate changes on cash	(76)	449

Increase (decrease) in cash and cash equivalents	15,271	(8)

Cash and cash equivalents, beginning of period	8,571	1,562

Cash and cash equivalents, end of period	$23,842	$1,554

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet of OYO Geospace Corporation and its subsidiaries (the “Company”) at September 30, 2009 was derived from the Company’s audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 2010 and the consolidated statements of operations for the three and nine months ended June 30, 2010 and 2009, and the consolidated statements of cash flows for the nine months ended June 30, 2010 and 2009 were prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows were made. The results of operations for the three and nine months ended June 30, 2010 are not necessarily indicative of the operating results for a full year or of future operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Occasionally seismic customers are not able to take immediate delivery of products which were specifically manufactured to the customer’s specifications. These occasions generally occur when customers face logistical issues such as project delays or delays with their seismic crew deployment. In these instances, customers have asked the Company to hold the equipment for a short period of time until they can take physical delivery of the product (referred to as “bill and hold” arrangements). The Company considers the following criteria for recognizing revenue when delivery has not occurred:

•	Whether the risks of ownership of the goods have passed to the customer,

•	Whether we have obtained a fixed commitment in written documentation from the customer to purchase the goods,

•	Whether the customer requested that the transaction be on a bill and hold basis and the Company received that request in writing,

•	Whether the customer has a substantial business purpose for ordering the goods on a bill and hold basis,

•	Whether there is a fixed schedule for delivery of the goods,

•	Whether the Company has any specific performance obligations such that the earning process is not complete,

•	Whether the goods are segregated from their other inventories and not subject to being used to fill other orders, and

•	Whether the goods are complete and ready for shipment.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company does not modify its normal billing and credit terms for these types of sales. As of June 30, 2010, there were no sales under bill and hold arrangements. As of June 30, 2009, there were sales of $1.7 million under bill and hold arrangements.

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

Product Warranties

The Company offers a standard product warranty obligating it to repair or replace equipment with manufacturing defects. The Company maintains a reserve for future warranty costs based on historical experience or, in the absence of historical product experience, management’s estimates. Changes in the warranty reserve are reflected in the following table (in thousands):

Balance at the beginning of the period (October 1, 2009)	$832
Accruals for warranties issued during the period	2,085
Accruals related to pre-existing warranties (including changes in estimates)	—
Settlements made (in cash or in kind) during the period	(2,059)

Balance at the end of the period (June 30, 2010)	$858

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

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2. Earnings Per Common Share

The following table summarizes the calculation of net earnings and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings per share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Net earnings available to common stockholders	$5,077	$1,007	$8,986	$3,576

Weighted average number of common shares outstanding - basic	6,032,373	5,946,955	6,024,589	5,940,200
Weighted average number of common share equivalents outstanding related to stock options	208,039	119,034	192,234	123,421

Weighted average number of common shares and common share equivalents outstanding - diluted	6,240,412	6,065,989	6,216,823	6,063,621

Basic earnings per common share	$0.84	$0.17	$1.49	$0.60

Diluted earnings per common share	$0.81	$0.17	$1.45	$0.59

Options totaling 20,000 and 159,300 shares of common stock for the three months ended June 30, 2010 and 2009, respectively, and options totaling 20,000 and 159,300 shares of common stock for the nine months ended June 30, 2010 and 2009, respectively, were not included in the computation of diluted weighted average shares because the impact of these options was antidilutive.

3. Comprehensive Income

Comprehensive income includes all changes in a company’s equity, except those resulting from investments by and distributions to stockholders. The following table summarizes the components of comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Net income	$5,077	$1,007	$8,986	$3,576

Foreign currency translation adjustments	(541)	1,241	(191)	(2,318)

Total comprehensive income	$4,536	$2,248	$8,795	$1,258

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4. Trade Accounts and Notes Receivable

Current trade accounts receivable are reflected in the following table (in thousands):

	June 30, 2010	September 30, 2009

Trade accounts receivable	$25,257	$14,726
Allowance for doubtful accounts	(437)	(848)

	$24,820	$13,878

The allowance for doubtful accounts represents the Company’s best estimate of probable credit losses. The Company determines the allowance based upon historical experience and a current review of its balances. Accounts receivable balances are charged off against the allowance whenever it is probable that the receivable will not be recoverable.

At June 30, 2010 and September 30, 2009, the Company’s current notes receivable was $2.8 million and $10.5 million, respectively. The Company also had notes receivable of $6.7 million and zero classified as long-term at June 30, 2010 and September 30, 2009, respectively. The Company had a reserve for doubtful notes of zero at June 30, 2010 and September 30, 2009. Notes receivable are generally collateralized by the products sold and bear interest at rates ranging up to 7.5% per year.

5. Inventories

Inventories consist of the following (in thousands):

	June 30, 2010	September 30, 2009

Finished goods	$13,184	$15,783
Work-in-process	9,986	8,598
Raw materials	36,042	37,489
Obsolescence reserve	(6,002)	(4,613)

	$53,210	$57,257

The Company’s reserve for slow moving and obsolete inventories is analyzed and adjusted periodically to reflect the Company’s best estimate of the net realizable value of such inventories.

During the nine months ended June 30, 2010, the Company transferred $0.4 million of inventories to its rental equipment fleet.

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

The following table summarizes the Company’s segment information (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net sales:
Seismic	$31,934	$17,360	$82,175	$59,658
Thermal solutions	3,160	3,235	9,610	9,904
Corporate	198	195	604	593

Total	$35,292	$20,790	$92,389	$70,155

Income (loss) from operations:
Seismic	$9,748	$2,706	$19,362	$10,337
Thermal solutions	43	169	385	349
Corporate	(2,101)	(1,666)	(6,081)	(5,149)

Total	$7,690	$1,209	$13,666	$5,537

7. Credit Agreement

On November 22, 2004, several of the Company’s subsidiaries entered into a credit agreement (the “Original Credit Agreement”) with a bank. The Original Credit Agreement has been amended periodically since 2004, and most recently on April 30, 2009 (as so amended, the “Credit Agreement”). Under the Credit Agreement, the Company’s borrower subsidiaries can borrow up to $25.0 million principally secured by their accounts receivable, inventories and equipment. The Credit Agreement expires on April 30, 2011. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial ratios, restricts the Company and its subsidiaries’ ability to pay dividends and contains other covenants customary in agreements of this type. At June 30, 2010, the Company was in compliance with all covenants. The interest rate for borrowings under the Credit Agreement is a LIBOR based rate with a margin spread of 300-400 basis points depending upon the maintenance of certain ratios. At June 30, 2010, the interest rate was 3.3%. At June 30, 2010, there were no borrowings outstanding under the Credit Agreement, standby letters of credit outstanding in the amount of $0.4 million and additional borrowings available of $24.6 million.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8. Income Taxes

The United States statutory tax rate for the periods ended June 30, 2010 and 2009 was 34.0%. The Company’s effective tax rates for the three months and nine months ended June 30, 2010 was 33.1% and 33.3%, respectively. The Company’s effective tax rates for the three months and nine months ended June 30, 2009 was 22.5% and 31.6%, respectively. The higher effective rate for the periods ended June 30, 2010 is due to the expiration of the research and experimentation tax credits. The United States Congress has not extended the provision for research and experimentation credits beyond calendar year 2009; therefore, the Company has not recorded any related tax benefit of such credits beyond its first quarter ended December 31, 2009.

From time to time the Company is the subject of audits by various tax authorities that can result in claims and assessments and additional tax payments, penalties and interest. The United States Internal Revenue Service (“IRS”) is in the process of conducting an audit of the Company’s United States Federal income tax returns for fiscal years 2008 and 2007. Management believes that the outcome of such audit will not have a material effect on the Company’s financial position, results of operations or cash flows.

9. Legal Proceedings

On July 8, 2009, the Company received a complaint filed in the United States District Court in Nevada alleging that the Geospace Seismic Recorder (“GSR”), the Company’s newly developed wireless data acquisition system, infringes upon a patent held by Ascend Geo, LLC (“Ascend”), which, according to Ascend’s website, ceased business operations on July 15, 2010. The Company requested and was granted a change in venue to the United States District Court for the Southern District of Texas in Houston (the “Court”). In addition to monetary damages, Ascend requested a preliminary injunction against future sales by the Company of the GSR nodal system. The Company filed its response with the Court requesting that it deny Ascend’s request for a preliminary injunction and, on November 4, 2009, the Court denied Ascend’s request for a preliminary injunction. The Company strongly believes that the GSR nodal system does not violate Ascend’s patent. The Company also strongly believes that Ascend’s patent is not valid and has petitioned the United States Patent and Trademark Office (“PTO”) to re-examine its validity. On November 12, 2009, the PTO found that substantial new questions of patentability were raised by the petition as to each of the claims of the Ascend patent and issued an office action rejecting each of the claims based on prior art that the Company submitted to the PTO. Based on the PTO’s initial finding of invalidity of Ascend’s patent claims, the Company petitioned the Court to stay the litigation until the PTO can complete its reexamination of Ascend’s patent. The Court accepted the Company’s request on December 11, 2009. On May 20, 2010, after full briefing from both Ascend and the Company, the PTO issued its Action Closing Prosecution (ACP), again finding all claims to be invalid. On June 21, 2010, however, Ascend challenged the findings of the ACP. Within the next several months, the PTO is expected to issue a Right of Appeal Notice, finalizing the PTO proceedings as conducted before the examiner. If Ascend then files a notice of appeal, the reexamination will proceed before the Board of Patent Appeals and Interferences. The Company will continue to defend vigorously its right to build and sell its GSR products and based on developments to date, the Company believes that the matter will be resolved satisfactorily in its favor. The Company further believes that Ascend’s claims are without merit and intends to seek recovery of its attorney fees. At this time, however, the Company is unable to predict the outcome of its dispute regarding Ascend’s patent or Ascend’s claims.

10. Early Extinguishment of Debt

On December 30, 2009, the Company paid off a long-term mortgage note with a principal balance outstanding of $1.3 million. The Company was required to pay an additional fee of $137,000 as a result of the early extinguishment of the mortgage note. Such fee is recorded as a component of other income (expense) in the Company’s consolidated statement of operations.

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

During fiscal year 2008, we announced the development of a land-based wireless (or nodal) data acquisition system. Each nodal station operates independently and therefore can be deployed in virtually unlimited channel configurations. Rather than utilizing interconnecting cables as required by most traditional land data acquisition systems, each nodal station operates as an independent data collection system. As a result, our nodal system requires less maintenance, which we believe allows our customers to operate more effectively and efficiently because of its reduced environmental impact, lower weight and ease of operation. Our nodal system is designed into configurations ranging from one to four channels per station. Since its introduction, we have delivered over 27,000 channels of our land-based nodal acquisition system. We also have over 2,000 additional channels available for rent by our customers and we intend to increase our rental fleet to 15,000 total channels in the near future.

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

The uncertainty of these global economic matters and their ultimate impact on energy exploration activities and on our customers’ ability to access credit markets is difficult to forecast, and a decline in the demand for our seismic exploration products is likely to continue for the present time. Due to the sporadic demand for our seismic reservoir products, we have often described this portion of our seismic business as “lumpy.” In this current environment, we expect our seismic business levels will be even more erratic, including potential orders for our new land and marine-based nodal acquisition system. Singular events may result in severe swings in our future revenues in both positive and negative directions. If these economic events continue into the foreseeable future, they could have a material adverse impact on our revenues and profits in future years.

While we are seeing some recovery in the demand for our products, we remain cautious regarding the future and we continue to monitor the impact that these economic conditions may have on our operations. We believe that our current cash balances, cash flow from operations and cash borrowings available under our credit facility will provide sufficient resources to meet our working capital liquidity needs for the next twelve months.

Recent Offshore Drilling Operations Disaster

A recent explosion on an offshore drilling rig in the Gulf of Mexico caused substantial loss of life and property and substantial environmental damage to the U.S. coastal areas in the Gulf of Mexico. This event continues to receive considerable publicity and political attention in the United States, and may have a material adverse impact on offshore exploration and production activities in the future. At this time, we are not able to predict the risks these developments may present to the Company and the effect thereof on our business that is related to marine and coastal oil and gas exploration activities.

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

Upon reaching the five percent threshold under this proposed program, an incentive compensation accrual will be established equal to 16.7 percent of the amount of any consolidated pretax profits above the five percent pretax return threshold. The maximum aggregate bonus available under the program for fiscal year 2010 is $3.4 million. Under this program, for the nine months ended June 30, 2010 and 2009, we had accrued $1.8 million and zero, respectively, of incentive compensation expense. Should our operating results weaken during the remainder of fiscal year 2010, existing bonus accruals may be reduced or eliminated altogether in accordance with the terms of the incentive compensation program.

Results of Operations

We report and evaluate financial information for two segments: Seismic and Thermal Solutions. As mentioned above, our fiscal year results evidence the economic slowdown and reduced energy exploration activities worldwide. Summary financial data by business segment follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Seismic
Exploration product revenue	$25,468	$9,178	$69,599	$43,655
Reservoir product and service revenue	4,089	6,557	6,511	10,240
Industrial product revenue	2,377	1,625	6,065	5,763

Total seismic revenues	31,934	17,360	82,175	59,658
Operating income	9,748	2,706	19,362	10,337

Thermal Solutions
Revenue	3,160	3,235	9,610	9,904
Operating income	43	169	385	349

Corporate
Revenue	198	195	604	593
Operating loss	(2,101)	(1,666)	(6,081)	(5,149)

Consolidated Totals
Revenue	35,292	20,790	92,389	70,155
Operating income	7,690	1,209	13,666	5,537

Overview

Three and nine months ended June 30, 2010 compared to three and nine months ended June 30, 2009

Consolidated sales for the three months ended June 30, 2010 increased by $14.5 million, or 69.8%, from the corresponding period of the prior fiscal year. Consolidated sales for the nine months ended June 30, 2010 increased by $22.2 million, or 31.7%, from the corresponding period of the prior fiscal year. These increases primarily reflect increased sales of our seismic products, primarily sales of our land nodal acquisition system.

Consolidated gross profits for the three months ended June 30, 2010 increased by $7.8 million, or 110.6%, from the corresponding period of the prior fiscal year. Consolidated gross profits for the nine months ended June 30, 2010 increased by $10.1 million, or 45.5%, from the corresponding period of the prior fiscal year. The increases in gross profits resulted from increased product sales, improved factory utilization and a favorable seismic product mix. Partially offsetting these gross profit increases were higher charges for product warranty, inventory obsolescence and incentive compensation expenses.

Consolidated operating expenses for the three months ended June 30, 2010 increased by $1.3 million, or 22.9%, from the corresponding period of the prior fiscal year. Consolidated operating expenses for the nine months ended June 30, 2010 increased by $1.8 million, or 10.7%, from the corresponding period of the prior fiscal year. The increased operating expenses primarily resulted from (i) increased expenditures for legal fees for defense against a lawsuit, (ii) increased incentive compensation expenses resulting from improved pretax earnings, and (iii) general expense increases due to higher sales volume. These increases in expenditures were partially offset by reduced bad debt expenses resulting from the improved collection of outstanding receivables.

Other income for the three months ended June 30, 2010 decreased by $0.2 million from the corresponding period of the prior fiscal year primarily due to an increase in foreign exchange losses. Other expense for the nine months ended June 30, 2010 decreased by $0.1 million from the corresponding period of the prior fiscal year due to a reduction in foreign exchange losses and interest expense. Such decreases were partially offset by a reduction of interest income due to a decline in customer notes receivable and from lower interest rates.

The United States statutory tax rate for the periods ended June 30, 2010 and 2009 was 34.0%. The effective tax rates for the three months and nine months ended June 30, 2010 was 33.1% and 33.3%, respectively. The effective tax rates for the three months and nine months ended June 30, 2009 was 22.5% and 31.6%, respectively. The higher effective tax rate for the periods ended June 30, 2010 is due to the expiration of research and experimentation tax credits. The United States Congress has not extended the provision for research and experimentation credits beyond calendar year 2009; therefore, we have not recorded any related tax benefit of such credits beyond our first quarter ended December 31, 2009.

Seismic Products

Net Sales

Sales of our seismic products for the three months ended June 30, 2010 increased by $14.6 million, or 84.0%, from the corresponding period of the prior fiscal year. Sales of our seismic products for the nine months ended June 30, 2010 increased by $22.5 million, or 37.7%, from the corresponding period of the prior fiscal year. The increase in sales for both periods resulted from significantly increased sales of our land nodal acquisition system and sensor products. In addition, for the three months ended June 30, 2010, our marine product sales also increased significantly.

Operating Income

Our operating income associated with sales of our seismic products for the three months ended June 30, 2010 increased by $7.0 million, or 260.2%, from the corresponding period of the prior fiscal year. Our operating income associated with sales of our seismic products for the nine months ended June 30, 2010 increased by $9.0 million, or 87.3%, from the corresponding period of the prior fiscal year. The increase in operating income from our seismic products resulted from (i) improved product sales and product mix, (ii) higher factory utilization resulting from increased manufacturing activities, (iii) improved profit contribution from our subsidiary in the Russian Federation, and (iv) leveraging of fixed operating expenses over a greater volume of revenues. These increases in operating income were partially offset by increased expenses for incentive compensation, product warranty and inventory obsolescence.

Thermal Solutions Products

Net Sales

Sales of our thermal solutions products for the three months ended June 30, 2010 decreased by $75,000, or 2.3%, from the corresponding period of the prior fiscal year. Sales of our thermal solutions products for the nine months ended June 30, 2010 decreased by $0.3 million, or 3.0%, from the corresponding period of the prior fiscal year. We consider these relatively small decreases to be normal and recurring fluctuations in product sales volume and, therefore, not associated with any long-term trend.

Operating Income

Our operating income associated with sales of our thermal solutions products for the three months ended June 30, 2010 decreased $0.1 million, or 74.6%, from the corresponding period of the prior fiscal year. The decrease in our operating income was due to the decrease in sales and an increase in incentive compensation expenses which is generally determined based upon our consolidated operating results rather than individual segment operating results. Our operating income associated with sales of our thermal solutions products for the nine months ended June 30, 2010 increased $36,000, or 10.3%, from the corresponding period of the prior fiscal year. The improvement in operating income resulted from increased production efficiencies and was partially offset by increased inventory obsolescence and incentive compensation expenses.

Liquidity and Capital Resources

At June 30, 2010, we had $23.8 million in cash and cash equivalents. For the nine months ended June 30, 2010, we generated approximately $17.0 million of cash in operating activities. Sources of cash generated in our operating activities resulted from net income of $9.0 million. Additional sources of cash included net non-cash charges of $4.6 million for deferred income tax expense, depreciation, amortization, stock-based compensation, inventory obsolescence and bad debts. Other sources of cash included (i) a $5.0 million increase in deferred revenue resulting from billings to customers in advance of order deliveries, (ii) a $2.5 million increase in accounts payable due to the timing of our vendor payments which can fluctuate quarter-to-quarter, (iii) a $1.9 million increase in accrued expenses and other primarily reflecting increases in our incentive compensation liabilities, (iv) a $1.7 million decrease in inventories, and (v) a $1.1 million increase in income tax payable resulting from increased taxable income. These sources of cash were offset by a $9.6 million increase in trade accounts and notes receivable primarily resulting from increased sales.

In the last 15 months, we have reduced our inventory levels significantly in order to meet declining levels of product demand and to generate cash flows to reduce our outstanding indebtedness. Although our levels of inventory have declined significantly, we continue to be subject to high levels of inventory obsolescence expense since our exposure to obsolete and slow moving inventories continues in the current environment. We are giving substantial attention to the management of our inventories in this area.

For the nine months ended June 30, 2010, we used approximately $0.6 million of cash in investing activities for capital expenditures. We estimate that our total capital expenditures in fiscal year 2010 will be approximately $1.0 million, excluding rental equipment capitalized from our inventories.

For the nine months ended June 30, 2010, we used approximately $1.0 million of cash in financing activities. These uses of cash included $1.7 million of principal payments on our mortgage loans, including a $1.3 million early pay-off of a mortgage, and a $0.1 million payment as a penalty for early extinguishment of debt. These uses of cash were offset by $0.6 million of cash proceeds received from the exercise of stock options and $0.2 million of income tax benefits related to such exercised stock options.

On November 22, 2004, several of our subsidiaries entered into a credit agreement (the “Original Credit Agreement”) with a bank. The Original Credit Agreement has been amended periodically since 2004, and most recently on April 30, 2009 (as so amended, the “Credit Agreement”). Under the Credit Agreement, our borrower subsidiaries can borrow up to $25.0 million principally secured by their accounts receivable, inventories and equipment. The Credit Agreement expires on April 30, 2011. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial ratios, restricts our and our subsidiaries’ ability to pay dividends and contains other covenants customary in agreements of this type. We believe the most restrictive covenants in the Credit Agreement are (i) the fixed charge coverage ratio of EBITDA to certain charges, and (ii) the cash flow leverage ratio of total borrowings (excluding real estate borrowings) to adjusted EBITDA. We believe these covenants are more restrictive than covenants contained in the Credit Agreement as in effect prior to the April 30, 2009 amendment, and future borrowings available under the Credit Agreement could be limited or completely restricted if future operating results deteriorate. The interest rate for borrowings under the Credit Agreement is a LIBOR based rate with a margin spread of 300-400 basis points depending upon the maintenance of certain ratios. At June 30, 2010, there were no borrowings outstanding under the Credit Agreement, standby letters of credit outstanding in the amount of $0.4 million and additional borrowings available of $24.6 million.

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

•	Whether the risks of ownership have passed to the customer,

•	Whether we have obtained a fixed commitment to purchase the goods in written documentation from the customer,

•	Whether the customer requested that the transaction be on a bill and hold basis and we received that request in writing,

•	Whether the customer has a substantial business purpose for ordering the goods on a bill and hold basis,

•	Whether there is a fixed schedule for delivery of the goods,

•	Whether we have any specific performance obligations such that the earning process is not complete,

•	Whether the goods are segregated from our other inventory and not subject to being used to fill other orders, and

•	Whether the goods are complete and ready for shipment.

We do not modify our normal billing and credit terms for these types of sales. As of June 30, 2010, we had no sales under bill and hold arrangements. As of June 30, 2009, we had sales of $1.7 million under bill and hold arrangements.

New Accounting Pronouncements

New accounting pronouncements that have been recently issued are included in Financial Note 1, “Significant Accounting Policies,” in the Financial Notes in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We do not have any market risk as to market risk sensitive instruments entered into for trading purposes and have only very limited risk as to arrangements entered into other than for trading purposes. Further, we do not engage in commodity or commodity derivative instrument purchasing or selling transactions. Because of the inherent unpredictability of foreign currency rates and interest rates, as well as other factors, actual results could differ materially from those projected in this Item.

Foreign Currency and Operations Risk

One of our wholly-owned subsidiaries, OYO-GEO Impulse, is located in the Russian Federation. Therefore, our financial results may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions in the Russian Federation or changes in its political climate. Our consolidated balance sheet at June 30, 2010 reflected approximately $4.8 million of net working capital related to OYO-GEO Impulse. For third-party transactions, OYO-GEO Impulse both receives its income and pays its expenses primarily in rubles. To the extent that transactions of OYO-GEO Impulse are settled in rubles, a devaluation of the ruble versus the U.S. dollar could reduce any contribution from OYO-GEO Impulse to our consolidated results of operations and total comprehensive income as reported in U.S. dollars. We do not hedge the market risk with respect to our operations in the Russian Federation; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of rubles versus U.S. dollars to the extent such disruptions result in any reduced valuation of OYO-GEO Impulse’s net working capital or future contributions to our consolidated results of operations. At June 30, 2010, the foreign exchange rate of the U.S. dollar to the ruble was 1:31.3. If the U.S. dollar versus ruble exchange rate were to decline by ten percent, our working capital could decline by $0.5 million.

Foreign Currency Intercompany Accounts

From time to time, we provide access to capital to our foreign subsidiaries through U.S. dollar denominated interest bearing promissory notes. Such funds are generally used by our foreign subsidiaries to purchase capital assets and for general working capital needs. In addition, we sell products to our foreign subsidiaries in U.S. dollars on trade credit terms. Because these U.S. dollar denominated intercompany debts are accounted for in the local currency of our foreign subsidiaries, any appreciation or devaluation of such foreign currencies against the U.S. dollar will result in a gain or loss, respectively, to our consolidated statement of operations. At June 30, 2010, we had outstanding accounts receivable of $1.2 million and $0.2 million from our subsidiaries in Canada and the Russian Federation, respectively. At June 30, 2010, the foreign exchange rate of the U.S. dollar to the Canadian Dollar was 1:1.05 and the foreign exchange rate of the U.S. dollar to ruble was 1:31.3. If the U.S. dollar exchange rate were to decline by ten percent, our intercompany accounts receivable could decline by $0.1 million in Canada and $16,000 in the Russian Federation.

Floating Interest Rate Risk

The Credit Agreement and the real estate mortgage agreement for our Pinemont facility each contain a floating interest rate. These floating interest rates subject us to the risk of increased interest costs associated with any upward movements in bank market interest rates. Under the Credit Agreement as most recently amended, our borrowing interest rate is a LIBOR based rate plus 300-400 basis points. As of June 30, 2010, we had no borrowings under the Credit Agreement. Under the real estate mortgage agreement, our borrowing rate is a LIBOR based rate plus 150 basis points and as of June 30, 2010 we had $7.8 million outstanding under this agreement at an effective interest rate of 1.9%. Due to the amount of borrowings outstanding under the real estate mortgage agreement and the potential borrowings available under the Credit Agreement, any increased interest costs associated with movements in market interest rates could be material to our financial condition, results of operations and/or cash flow. At June 30, 2010, based on our current level of borrowings, a 1.0% increase in interest rates would increase our interest expense annually by approximately $0.1 million.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of June 30, 2010 of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2010.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ending June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The information required by this Item is contained in Financial Note 9, “Legal Proceedings,” in the Financial Notes in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 1A.	Risk Factors

We Have a Minimal Disaster Recovery Program at the Pinemont Facility

Due to its proximity to the Texas Gulf Coast, our Pinemont facility is annually subject to the threat of hurricanes and the aftermath that follows. Hurricanes may cause, among other types of damage, the loss of electrical power for extended periods of time. If we lost electrical power at the Pinemont facility, or if a fire or other natural disaster occurred, we would be unable to continue our manufacturing and information technology operations during the power outage because we do not own a generator or any other back-up power source large enough to provide for our power consumption needs. Although we store our back-up data offsite, we do not maintain an alternative facility to run our information technology operations. Additionally, we do not have an alternative manufacturing or operating location in the United States. A significant disruption in our manufacturing and information technology operations could materially and adversely affect our business operations during an extended period of a power outage, fire or other natural disaster.

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

Current competitors or new market entrants may develop new technologies, products or standards that could render our products obsolete. We cannot assure you that we will be successful in developing and marketing, on a timely and cost effective basis, product enhancements or new products that respond to technological developments, that are accepted in the marketplace or that comply with new industry standards. Additionally, in anticipation of customer product orders, from time to time we acquire substantial quantities of inventories, which if not sold or integrated into products within a reasonable period of time, could become obsolete. In such cases, we would be required to impair the value of such inventories on our balance sheet.

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

OYO GEOSPACE CORPORATION

Date: August 6, 2010	By:	/s/ Gary D. Owens
Gary D. Owens, Chairman of the Board,
President and Chief Executive Officer
(duly authorized officer)

Date: August 6, 2010	By:	/s/ Thomas T. McEntire
Thomas T. McEntire
Chief Financial Officer and Secretary
(principal financial officer)