Form 10-K
period 2010-09-30
OYO GEOSPACE CORP
filed 2010-12-10
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Fiscal Year Ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 6,117,708 shares of the Registrant’s Common Stock outstanding as of the close of business on December 7, 2010. As of March 31, 2010, the aggregate market value of the Registrant’s Common Stock held by non-affiliates was approximately $210 million (based upon the closing price of $47.81 on March 31, 2010, as reported by The NASDAQ Global Market).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Registrant’s 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

PART I

Item 1. Business

Overview

OYO Geospace Corporation is a Delaware corporation incorporated on September 13, 1997. Unless otherwise specified, the discussion in this Annual Report on Form 10-K refers to OYO Geospace Corporation and its subsidiaries. We design and manufacture instruments and equipment used in the acquisition and processing of seismic data as well as in the characterization and monitoring of producing oil and gas reservoirs. Demand for our products has been, and will likely continue to be, vulnerable to downturns in the economy and the oil and gas industry in general. During most of fiscal year 2010, oil and natural gas prices remained at fairly consistent levels, but during fiscal years 2009 and 2008 there was substantial volatility in oil and natural gas prices. Please refer to the risks discussed under the heading “Risk Factors” for more information.

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

During fiscal year 2008, we announced the development of a land-based wireless (or nodal) data acquisition system. Each nodal station operates independently and therefore can be deployed in virtually unlimited channel configurations. Rather than utilizing interconnecting cables as required by most traditional land data acquisition systems, each nodal station operates as an independent data collection system. As a result, our nodal system requires less maintenance, which we believe allows our customers to operate more effectively and efficiently because of its reduced environmental impact, lower weight and ease of operation. Our nodal system is designed into configurations ranging from one to four channels per station. Since its introduction, we have delivered over

39,000 channels of our land-based nodal acquisition system. We also have over 9,000 additional channels available for rent by our customers and we intend to increase our rental fleet up to 30,000 total channels in fiscal year 2011.

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

In fiscal year 2008, we introduced “wireless” land and marine nodal seismic data acquisition systems which allow our customers to deploy an unlimited quantity of autonomous nodal stations without the requirement to deploy and maintain lengthy power/communication cables. Our nodal systems are designed into configurations ranging from one to four channels per station. Since its introduction, we have delivered over 39,000 channels of our land-based nodal acquisition system. We also have over 9,000 additional channels available for rent by our customers and we intend to increase our rental fleet up to 30,000 total channels in fiscal year 2011.

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

In order to take advantage of our existing cable manufacturing facilities and capabilities in Houston, we are designing and selling cable products to the offshore oil and gas and offshore construction industries. The production of offshore marine cables requires specialized design capabilities and manufacturing equipment. We also utilize these design capabilities and manufacturing equipment to produce deepwater reservoir characterization products. We are aggressively working to diversify our seismic product lines as well as utilizing our manufacturing capabilities to develop and produce products for use in other industries.

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

Competition

Seismic Products

We believe that we are one of the world’s largest manufacturers and distributors of seismic related products. The principal competitors in our seismic business segment for data acquisition systems, geophones, hydrophones, geophone string connectors, leader wire and telemetry cables are SERCEL (a division of CGGVeritas), ION Geophysical (“ION”), INOVA (a joint venture formed in 2009 between ION and Bureau of Geophysical Prospecting, a subsidiary of China National Petroleum Company) and Steward Cable (a division of Amphenol Corporation). Furthermore, entities in China affiliated with SERCEL as well as other Chinese manufacturers produce low-cost geophones meeting current industry standards.

We believe that the principal keys for success in the seismic instruments and equipment market are technological superiority, product durability, reliability, and customer support. We also believe that price and product delivery are always important considerations for our customers. In general, most customers prefer to standardize data acquisition systems, geophones and hydrophones, particularly if they are used by seismic companies which have multiple crews which are able to support each other. This standardization makes it difficult for competitive manufacturers to gain market share from other manufacturers with existing customer relationships.

As mentioned above, a key factor for seismic instruments and equipment manufacturers is durability under harsh field conditions. Instruments and equipment must meet not only rigorous technical specifications regarding signal integrity and sensitivity, but must also be extremely rugged and durable to withstand the rigors of field use, often in harsh environments.

We believe our primary competitors for our “wireless” nodal seismic data acquisition systems are SERCEL, Fairfield Industries and INOVA.

With respect to our marine seismic products, we are not aware of any competing companies that manufacture a product functionally similar to our patented seismic streamer retrieval device. We believe our primary competitors in the manufacture of our streamer depth positioning device, or “birds,” are ION and SERCEL.

We believe our primary competitors for our deepwater cabled reservoir characterization and monitoring systems are SERCEL, ION and Petroleum Geo-Services ASA.

We believe our primary competitors for high-definition borehole seismic data acquisition systems are Avalon and SERCEL.

We believe our primary competitors for rental of seismic equipment are Mitcham Industries, Inc. and Seismic Equipment Solutions.

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

Product Manufacturing and Assembly

Our manufacturing and product assembly operations consist of machining or molding the necessary component parts, configuring these parts along with components received from various vendors and assembling a final product. We manufacture seismic equipment to the specifications of our customers. For example, we can armor cables for applications such as deepwater uses. We assemble geophone strings and seismic telemetry cables based on a number of customer choices such as length, gauge, tolerance and color of molded parts. With regard to dry thermal film, we mix and react various chemicals to formulate a reactive layer that is then coated onto a clear polyester film. The film is then coated with a protective topcoat that produces the final product. Upon completion of our manufacturing and assembly operations, we test our final products to the functional and, in the case of seismic equipment, environmental extremes of product specifications and inspect the products for quality assurance. We normally manufacture and ship our products based on customer orders and, therefore, typically do not maintain significant inventories of finished goods held for sale.

Markets and Customers

Our principal seismic customers are seismic contractors and major independent and government-owned oil and gas companies that either operate their own seismic crews or specify seismic instrument and equipment preferences to contractors. For our deepwater reservoir characterization products, our customers are generally large international oil and gas companies that operate long-term offshore oil and gas producing properties. Our thermal imaging customers primarily consist of direct users of our equipment as well as specialized resellers that focus on the newsprint, silkscreen and corrugated box printing industries. One customer comprised 13.2%, 12.0% and 11.5% of our revenues during the fiscal years 2010, 2009 and 2008, respectively. The following table describes our sales by customer type (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2010	2009	2008
Seismic exploration customers	$89,777	$59,084	$92,578
Seismic reservoir customers	14,600	12,020	15,784
Industrial customers	10,397	7,939	10,250
Thermal solutions customers	12,955	13,028	15,201
Other	804	789	682

	$128,533	$92,860	$134,495

During the last two years, there has been substantial uncertainty in the capital markets and access to credit remains uncertain. Due to these conditions, certain of our customers may continue to curtail their seismic contracting activities which would result in a decrease in demand for our products. Furthermore, certain of our customers could experience an inability to pay suppliers, including us, in the event they are unable to access the capital markets to fund their business operations. These risks are more fully described under the heading “Risk Factors” in this Annual Report on Form 10-K.

Intellectual Property

We seek to protect our intellectual property by means of patents, trademarks, trade secrets and other measures. Although we do not consider any single patent essential to our success, we consider our patent regarding our marine seismic cable retrieval devices to be of particular value to us. This patent is scheduled to expire in 2013.

Research and Development

We expect to incur significant future research and development expenditures aimed at the development of additional seismic data acquisition products and thermal imaging technologies. We have incurred company-sponsored research and development expenses of $9.9 million, $8.1 million and $8.9 million during the fiscal years ended September 30, 2010, 2009 and 2008, respectively.

Employees

As of September 30, 2010, we employed approximately 891 people predominantly on a full-time basis, of which 494 were employed in the United States and 348 in the Russian Federation. Our employees in the Russian Federation belong to a national union for machine manufacturers. Our remaining employees are not unionized. We have never experienced a work stoppage and consider our relationship with our employees to be satisfactory.

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

Item 1A. Risk Factors

Risk Factors

Commodity Price Levels May Affect Demand for Our Products

Demand for many of our products depends primarily on the level of worldwide oil and gas exploration activity. That activity, in turn, depends primarily on prevailing oil and gas prices and availability of seismic data. During periods of improved energy commodity prices, the capital spending budgets of oil and natural gas operators tend to expand, which results in increased demand for our products. Conversely, in periods when these energy commodity prices deteriorate, the demand for our products generally weakens. Historically, the markets for oil and gas have been volatile. During the last two years, there has been substantial volatility and a decline in oil and natural gas prices, which are subject to wide fluctuation in response to changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond our control. These factors include the level of consumer demand, weather conditions, domestic and foreign governmental regulations, price and availability of alternative fuels, political conditions and hostilities in the Middle East and other significant oil-producing regions, increases and decreases in foreign supply of oil and gas, prices of foreign imports and overall economic conditions. Any unexpected material changes in oil and gas prices or other market trends that adversely impact seismic exploration activity would likely affect the demand for our products and could materially and adversely affect our results of operations and liquidity.

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

We Have a Relatively Small Public Float, and Our Stock Price May Be Volatile

We have approximately 4.2 million shares outstanding held by non-affiliates. This small float results in a relatively illiquid market for our common stock. Our daily trading volume for the year ended September 30, 2010 averaged approximately 25,000 shares. Our small float and daily trading volumes have in the past caused, and may in the future result in, significant volatility in our stock price.

Our Credit Risk Could Increase If Our Customers Face Difficult Economic Circumstances

We believe that our allowances for bad debts are adequate in light of known circumstances. However, we cannot assure you that additional amounts attributable to uncollectible receivables and bad debt write-offs will not have a material adverse effect on our future results of operations. Many of our seismic customers are not well capitalized and as a result cannot always pay our invoices when due. We have in the past incurred write-offs in our accounts receivable due to customer credit problems. We have found it necessary from time to time to extend trade credit, including on promissory notes, to long-term customers and others where some risks of non-payment exist. With the recent global financial crisis and tight commercial credit availability, some of our customers relying on credit markets as the source of funds for their capital spending may experience significant liquidity difficulties, which increase those credit risks. An increase in the level of bad debts and any deterioration in our credit risk could adversely affect the price of our stock.

We Operate in Highly Competitive Markets

The markets for most of our products are highly competitive. Many of our existing and potential competitors have substantially greater marketing, financial and technical resources than we do. Additionally, at least three competitors in our seismic business segment currently offer a broader range of instruments and equipment for sale than we do. Further, certain of our competitors may offer financing arrangements to customers on terms that we may not be able to match. In addition, new competitors may enter the market and competition could intensify.

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

Our Foreign Subsidiaries and Foreign Marketing Efforts Face Additional Risks and Difficulties

Based on customer billing data, net sales outside the United States accounted for approximately 33.5% of our net sales during fiscal year 2010; however, we believe the percentage of sales outside the United States is much higher as many of our products are first delivered to a domestic location and ultimately shipped to a foreign location. We again expect net sales outside of the United States to represent a substantial portion of our net sales for fiscal year 2011 and subsequent years. Substantially all of our sales from the United States are made in U.S. dollars, though from time to time we may make sales in foreign currencies. As a result, we may be subject to foreign currency fluctuations on our sales. In addition, net assets reflected on the balance sheets of our Russian, Canadian and United Kingdom subsidiaries are booked in foreign currencies and are subject to currency fluctuations. Consequently, significant foreign currency fluctuations could adversely impact our results of operations.

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

Our subsidiaries in the Russian Federation and in Canada together reported operating losses of $1.3 million and $3.3 million, respectively, for fiscal years 2010 and 2009 primarily due to difficult seismic market conditions. These market conditions are influenced by macro-economic conditions such as the world-wide economic crisis, credit availability, crude oil and natural gas commodity price volatility and other factors impacting world-wide energy exploration activities. In addition, other factors contributed to these difficult conditions such as high tax regimes, the over-supply of natural gas as recently seen in North America, intense competitive pricing pressures, and reduced demand by our Houston-based operations for products manufactured by our Russian subsidiary. We cannot assure you that these conditions will improve in the near term or that these subsidiaries will not experience these difficult market conditions again in the future, and these subsidiaries may generate future operating losses, asset impairments charges, or closure if we are unable to stabilize their operations.

Unfavorable Currency Exchange Rate Fluctuations Could Adversely Affect Our Results of Operations

The reporting currency for our financial statements is the U.S. dollar. However, certain of our subsidiaries are located in countries other than the United States. The assets, liabilities, revenues and costs of these foreign subsidiaries are denominated in currencies other than U.S. dollars. To prepare our consolidated financial statements, we must translate those assets, liabilities, revenues and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus these other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. These translations could result in significant changes to our results of operations from period to period. For the fiscal year ended September 30, 2010, approximately 8.5% of our consolidated revenues related to the operations of our foreign subsidiaries.

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

We Have Been Subject to Control by a Principal Stockholder

At September 30, 2010, OYO Corporation owned indirectly in the aggregate approximately 21.1% of our common stock. Accordingly, OYO Corporation, through its wholly owned subsidiary OYO Corporation U.S.A., is able to exercise substantial influence over our management, operations and affairs. In addition, we currently have, and may continue to have, a variety of contractual relationships with OYO Corporation and its affiliates. These relationships could further enable OYO Corporation to indirectly exert substantial influence on our operations.

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

We Have a Minimal Disaster Recovery Program at the Pinemont Facility

Due to its proximity to the Texas Gulf Coast, our Pinemont facility is annually subject to the threat of hurricanes, and the aftermath that follows. Hurricanes may cause, among other types of damage, the loss of electrical power for extended periods of time. If we lost electrical power at the Pinemont facility, or if a fire or other natural disaster occurred, we would be unable to continue our manufacturing operations during the power outage because we do not own a generator or any other back-up power source large enough to provide for our manufacturing power consumption needs. We have a backup generator to provide power for our information technology operations. Although we store our back-up data offsite, we do not maintain an alternative facility to run our information technology operations. Additionally, we do not have an alternative manufacturing or operating location in the United States. A significant disruption in our manufacturing and information technology operations could materially and adversely affect our business operations during an extended period of a power outage, fire or other natural disaster.

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

We May Not Be Able to Extend or Replace Our Existing Credit Agreement

Our existing credit agreement with a bank expires in April 2011. While we are attempting to extend or replace our credit agreement, we have no assurance that we will be able to do so or to do so on terms that are commercially satisfactory to us.

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

As of September 30, 2010, our operations included the following locations:

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

On July 8, 2009, the Company received a complaint filed in the United States District Court in Nevada alleging that the Geospace Seismic Recorder (“GSR”), the Company’s newly developed wireless data acquisition system, infringes upon a patent held by Ascend Geo, LLC (“Ascend”). The Company requested and was granted a change in venue to the United States District Court for the Southern District of Texas in Houston (the “Court”). In addition to monetary damages, Ascend requested a preliminary injunction against future sales by the Company of the GSR nodal system. The Company filed its response with the Court requesting that it deny Ascend’s request for a preliminary injunction and, on November 4, 2009, the Court denied Ascend’s request for a preliminary injunction. The Company strongly believes that the GSR nodal system does not violate Ascend’s patent. The Company also strongly believes that Ascend’s patent is not valid and has petitioned the United States Patent and Trademark Office (“PTO”) to re-examine its validity. On November 12, 2009, the PTO found that substantial new questions of patentability were raised by the petition as to each of the claims of the Ascend patent and issued an office action rejecting each of the claims based on prior art that the Company submitted to the PTO. Based on the PTO’s initial finding of invalidity of Ascend’s patent claims, the Company petitioned the Court to stay the litigation until the PTO can complete its reexamination of Ascend’s patent. The Court accepted the Company’s request on December 11, 2009. On May 20, 2010, after full briefing from both Ascend and the Company, the PTO examiner found all claims to be invalid. On September 17, 2010, Ascend filed a notice of appeal to the Board of Patent Appeals and Interferences, and, so the reexamination continues. According to Ascend’s website, it ceased business operations on July 15, 2010. The Company will continue to defend vigorously its right to build and sell its GSR products and based on developments to date, the Company believes that the matter will be resolved satisfactorily in its favor. The Company further believes that Ascend’s claims are without merit and intends to seek recovery of its attorney fees. At this time, however, the Company is unable to predict the outcome of its dispute regarding Ascend’s patent or Ascend’s claims.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The following graphs compare the performance of the Company’s common stock with the performance of the Russell 2000 index and the Standard & Poor’s Oil & Gas Equipment and Services index as of each of the dates indicated.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among OYO Geospace Corporation, The Russell 2000 Index

And The S&P Oil & Gas Equipment & Services Index

*	$100 invested on 9/30/05 in stock or index, including reinvestment of dividends. Fiscal year ending September 30.

    Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

The graph assumes $100 invested on September 30, 2005 (a) in the Company’s common stock, (b) in the stocks comprising the Russell 2000 index on that day and (c) in the stocks comprising the Standard & Poor’s Oil & Gas Equipment and Services index on that day. Reinvestment of all dividends on stocks comprising the two indices is assumed. The foregoing graphs are based on historical data and are not necessarily indicative of future performance. These graphs shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to the Regulations of 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act.

Our common stock is quoted on The NASDAQ Global Market under the symbol “OYOG”. On December 7, 2010, there were approximately 21 holders of record of our common stock, and the closing price per share on such date was $86.28 as quoted by The NASDAQ Global Market.

The following table shows the high and low per share sales prices for our common stock reported on The NASDAQ Global Market.

	Low	High
Year Ended September 30, 2010:
Fourth Quarter	$45.17	$58.40
Third Quarter	41.23	55.47
Second Quarter	33.85	50.47
First Quarter	23.02	43.70

Year Ended September 30, 2009:
Fourth Quarter	$19.05	$28.62
Third Quarter	12.52	26.24
Second Quarter	9.00	23.60
First Quarter	15.37	40.73

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

The following equity plan information is provided as of September 30, 2010:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	407,800	$18.53	135,896

Equity Compensation Plans Not Approved by Security Holders	900	$13.76	19,000

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

	Year Ended September 30,
	2010	2009	2008	2007	2006
	(in thousands, except share and per share amounts)
Statement of Operations Data:
Sales	$128,533	$92,860	$134,495	$138,106	$103,700
Cost of sales	81,177	66,287	87,441	87,587	67,397

Gross profit	47,356	26,573	47,054	50,519	36,303
Operating expenses:
Selling, general and administrative	16,618	14,572	16,913	16,492	14,912
Research and development	9,925	8,062	8,945	7,327	6,634
Bad debt expense (recovery)	(479)	318	1,615	236	208

Total operating expenses	26,064	22,952	27,473	24,055	21,754

Gain (loss) on sale of assets	(184)	(12)	604	1,655	(98)

Income from operations	21,108	3,609	20,185	28,119	14,451
Other income (expense), net	(206)	(298)	233	118	(204)

Income before income taxes	20,902	3,311	20,418	28,237	14,247
Income tax expense	6,820	1,551	6,266	8,638	4,477

Net income	$14,082	$1,760	$14,152	$19,599	$9,770

Net income per share:
Basic	$2.33	$0.30	$2.40	$3.38	$1.72

Diluted	$2.27	$0.29	$2.31	$3.23	$1.64

Weighted average shares outstanding:
Basic	6,031,314	5,950,403	5,908,727	5,793,840	5,686,600
Diluted	6,193,018	6,079,378	6,116,039	6,063,446	5,955,912

Other Financial Data:
Depreciation, amortization and stock-based compensation	$5,629	$5,472	$4,598	$3,912	$4,499
Capital expenditures	6,117	1,709	9,796	17,007	4,775

	As of September 30,
	2010	2009	2008	2007	2006
	(in thousands)
Balance Sheet Data:
Working capital	$91,577	$82,842	$82,475	$60,329	$50,615
Total assets	163,496	141,482	159,380	128,162	109,176
Short-term debt	440	728	709	322	312
Long-term debt	7,260	8,820	19,526	5,147	7,440
Stockholders’ equity	136,586	118,658	117,363	102,370	75,767

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

Worldwide Economic Slowdown

Demand for many of our products depends primarily on the level of worldwide oil and gas exploration activity. That activity, in turn, depends primarily on prevailing oil and gas prices and availability of seismic data. The 2008 domestic financial crisis arising out of the meltdown of the subprime lending market caused significant distress to many global financial lending institutions, leading to a broader global financial crisis and a tightening of the availability of commercial credit. Recessionary fears, combined with a decline in worldwide demand for energy, caused energy commodity prices to decline substantially from an all-time high of approximately $145 per barrel in July 2008. As expected, these events led to a decline in energy exploration activities in North America and in certain international markets, and we began to see the effects of this decline on our business during the first fiscal quarter of 2009. We saw demand for many of our seismic exploration products decline, including significant declines in our Russian and Canadian seismic exploration markets. Despite signs of an economic recovery earlier in 2010, the recent falterings in the European markets have renewed the uncertainty of the worldwide economic situation. We continue to believe that some of our seismic customers may not possess the financial resources ultimately required to survive the prolonged downturn in energy exploration, while others have scaled back their activities until financial markets stabilize further and demand for exploration activities increases.

The uncertainty of these global economic matters and their ultimate impact on energy exploration activities and on our customers’ ability to access credit markets is difficult to forecast, and a decline in the demand for our seismic exploration products is likely to continue for the present time. Due to the sporadic demand for our seismic reservoir products, we have often described this portion of our seismic business as “lumpy.” In this current environment, we expect our seismic business levels will be even more erratic, including potential orders for our new land and marine-based nodal acquisition systems. Singular events may result in severe swings in our future revenues in both positive and negative directions. If these economic events continue into the foreseeable future, they could have a material adverse impact on our revenues and profits in future years.

While we have seen some recovery in the demand for our products, we remain cautious regarding the future and we continue to monitor the impact that these economic conditions may have on our operations. We believe that our current cash balances, cash flow from operations and cash borrowings available under our credit facility will provide sufficient resources to meet our working capital liquidity needs for the next twelve months.

April 2010 Offshore Drilling Operations Disaster

In April 2010, a deepwater Gulf of Mexico drilling rig, Deepwater Horizon, sank after a blowout and fire, causing substantial loss of life and property and substantial environmental damage to U.S. coastal areas in the Gulf of Mexico. In response to this incident, the U.S. Department of the Interior issued a notice on May 30, 2010 implementing a six-month moratorium on certain drilling activities in the Gulf of Mexico. Implementation of the moratorium was blocked by a U.S. district court, which was subsequently affirmed on appeal, but on July 12, 2010, a new moratorium was issued applying to deep-water drilling operations that use subsea blowout preventers or surface blowout preventers on floating facilities. On December 1, 2010, the U.S. Department of the Interior announced that the Atlantic Coast and the eastern Gulf of Mexico would be closed to offshore oil and gas drilling through 2017. We are not able at this time to predict the risks these developments may present to the Company and the ultimate effect thereof on our business that is related to marine and coastal oil and gas exploration activities.

Consolidated Results of Operations

The economic slowdown adversely affected our product revenues in fiscal year 2009. In fiscal year 2009, we experienced declines in almost every major product category in each of our business segments. In fiscal year 2010 product revenues increased from fiscal year 2009 in most product categories. We have not sold any large-scale seabed reservoir characterization products since fiscal year 2007, although a smaller seabed system was sold in fiscal year 2010. These reservoir characterization products generally have higher profit margins than our traditional seismic exploration products.

In fiscal years 2008 and 2009, revenues from our reservoir characterization products declined substantially from fiscal year 2007 when we recognized $16.2 million of revenues from the sale of a seabed reservoir characterization system. In fiscal year 2010 revenues increased substantially, but not to the level of fiscal year 2007. As we have reported in the past, our sales and operating profits have varied significantly from quarter-to-quarter, and even year-to-year, and are expected to continue that trend in the future, especially when our quarterly financial results are impacted by the presence or absence of these relatively large, but somewhat erratic, shipments of seismic seabed and/or borehole reservoir characterization systems. At present, we do not have any large orders for seabed reservoir characterization products in our backlog, although we remain optimistic about on-going discussions with customers concerning these products. The quote-to-contract time for large permanent and retrievable seabed seismic data acquisition systems is generally quite long, and since these sales are not recognized in our financial statements until the products are shipped and/or accepted by our customer, the exact timing of any future sales can dramatically affect our quarterly results.

In fiscal years 2010 and 2009, our subsidiaries located in the Russian Federation and in Canada experienced significant declines in sales and, together, generated operating losses of $1.3 million and $3.3 million, respectively. The difficult seismic market conditions in the Russian Federation resulted from a decline in oil exploration activities precipitated in part by the severe drop in crude oil commodity prices (relative to prices in prior years) and a higher federal tax imposed upon Russian producers of crude oil for export. In addition, our Houston-based manufacturing operation significantly reduced the purchase of products manufactured by our Russian subsidiary in an effort to stabilize and eventually reduce our consolidated inventory levels. The resulting low factory utilization, combined with intense competition for declining seismic product orders in the Russian market, contributed to the poor financial results of our Russian subsidiary during fiscal years 2010 and 2009. In regards to our subsidiary in Canada, high levels of natural gas storage and low natural gas demand in North America significantly reduced natural gas-oriented seismic exploration activities both in the United States and in Canada, resulting in low levels of product sales and the under-utilization of our seismic rental equipment. The lower level of sales recorded by our Canadian subsidiary was not adequate to offset fixed costs associated with rental equipment depreciation and facility utilization as well as general overhead costs. We expect to see signs of improvement in the seismic market conditions in the Russian Federation and in Canada in the near future and we believe the operating results of these subsidiaries in fiscal year 2011 will improve from fiscal year 2010.

We report and evaluate financial information for two segments: Seismic and Thermal Solutions. Summary financial data by business segment follows (in thousands):

	Year Ended September 30,
	2010	2009	2008
Seismic
Exploration product sales	$89,777	$59,084	$92,578
Reservoir product sales and services	14,600	12,020	15,784
Industrial product sales	10,397	7,939	10,250

Total seismic sales	114,774	79,043	118,612
Operating income	28,955	10,591	27,078

Thermal Solutions
Sales	12,955	13,028	15,201
Operating income	397	370	1,283

Corporate
Sales	804	789	682
Operating loss	(8,244)	(7,352)	(8,176)

Consolidated Totals
Sales	128,533	92,860	134,495
Operating income	21,108	3,609	20,185

Overview

Fiscal Year 2010 Compared to Fiscal Year 2009

Consolidated net sales for fiscal year 2010 increased $35.7 million, or 38.4%, from fiscal year 2009. The higher level of sales stems from the increase in customer demand for our seismic products and particularly robust demand for our land-based wireless (or nodal) data acquisition systems. The increased demand for our seismic products in fiscal year 2010 was driven by higher crude oil commodity prices and increased natural gas exploration activities in North America.

Consolidated gross profits for fiscal year 2010 increased by $20.8 million, or 78.2%, from fiscal year 2009. The increase in gross profits was caused by an increase in sales of our products, improved factory utilization and a favorable product mix.

Consolidated operating expenses for fiscal year 2010 increased $3.1 million, or 13.6%, from fiscal year 2009. Increased operating expenses primarily resulted from a $2.3 million increase of incentive compensation resulting from higher consolidated pretax profits, and general expense increases due to higher sales volume. These operating expense increases were partially offset by lower bad debt expenses resulting from improved collection of our outstanding accounts receivable.

The U.S. statutory rate applicable to us for fiscal years 2010 and 2009 was 35.0% and 34.0%, respectively; however, our effective tax rate was 32.6% and 46.8% for fiscal years 2010 and 2009, respectively. The lower effective tax rate in fiscal year 2010 resulted from (i) the impact of the manufacturers’/producers’ deduction available in the United States, (ii) a revaluation of our United States net deferred tax assets from 34.0% to 35.0%, (iii) the revaluation of a tax loss carryback for our Canadian subsidiary, and (iv) a reduction in our contingent tax expenses. The United States Congress has not extended the provision for research and experimentation credits beyond calendar year 2009; therefore, the Company has not recorded any related tax benefit of such credits beyond its first quarter ended December 31, 2009. The higher effective tax rate for fiscal year 2009 resulted primarily from pretax losses in foreign taxing jurisdictions having lower statutory tax rates than the U.S. statutory rate.

Fiscal Year 2009 Compared to Fiscal Year 2008

Consolidated net sales for fiscal year 2009 decreased $41.6 million, or 31.0%, from fiscal year 2008. The decrease in sales resulted from the decline in customer demand for our seismic products as a result of the effects of the worldwide economic slowdown and its impact on energy exploration activities.

Consolidated gross profits for fiscal year 2009 decreased by $20.5 million, or 43.5%, from fiscal year 2008. The decline in gross profits was caused by a decline in sales of our products, competitive pricing initiatives and higher manufacturing costs resulting from under-utilized factory capacity.

Consolidated operating expenses for fiscal year 2009 decreased $4.5 million, or 16.5%, from fiscal year 2008. Reduced operating expenses reflected initiatives taken by management in response to the decline in sales, and also reflect a $1.9 million reduction of incentive compensation expenses caused by lower consolidated pretax profits.

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

Segment Results of Operations

Seismic Products

Fiscal Year 2010 Compared to Fiscal Year 2009

Net Sales. Sales of our seismic products for fiscal year 2010 increased $35.7 million, or 45.2%, from fiscal year 2009. The increase in sales is due to a higher demand for most of our seismic products caused by increased oil and gas exploration activities worldwide. In addition, we experienced robust demand for our land-based wireless (or nodal) data acquisition system.

Operating Income. Operating income from sales of our seismic products for fiscal year 2010 increased $18.4 million, or 173.4%, from fiscal year 2009. The higher operating income is directly related to (i) improved product sales and product mix, (ii) higher factory utilization resulting from increased manufacturing activities, (iii) improved operating results from our subsidiary in the Russian Federation, and (iv) the leveraging of fixed operating expenses over a greater volume of revenues.

Fiscal Year 2009 Compared to Fiscal Year 2008

Net Sales. Sales of our seismic products for fiscal year 2009 decreased $39.6 million, or 33.4%, from fiscal year 2008. The decline in sales was due to a decline in the demand for all of our seismic products, including a $10.7 million decline in sales from our Russian and Canadian operations. Reduced product demand resulted from a reduction in oil and gas exploration and development activities precipitated by the global economic crisis and the prevailing uncertainty about future oil and gas commodity prices.

Operating Income. Operating income from sales of our seismic products for fiscal year 2009 decreased $16.5 million, or 60.9%, from fiscal year 2008. The decline in our operating income was directly related to the significant decline in our seismic product sales, competitive pricing initiatives and under-utilization of our manufacturing capacity. In particular, our Russian and Canadian subsidiaries generated $3.3 million of operating losses during fiscal year 2009 due to significantly lower sales, under-utilization of plant and equipment, and intense pricing pressures from competitors for our commodity seismic products.

Thermal Solutions Products

Fiscal Year 2010 Compared to Fiscal Year 2009

Net Sales. Sales of our thermal solutions products for fiscal year 2010 decreased $73,000, or 0.6%, from fiscal year 2009. We consider this small decrease to be somewhat normal due to recurring fluctuations in product sales volume and not associated with any long-term trend.

Operating Income. Our operating income from our thermal solutions products for fiscal year 2010 increased $27,000, or 7.3%, from fiscal year 2009. The increase in operating income is caused by increased production efficiencies.

Fiscal Year 2009 Compared to Fiscal Year 2008

Net Sales. Sales of our thermal solutions products for fiscal year 2009 decreased $2.2 million, or 14.3%, from fiscal year 2008. The decline in sales resulted from weaker demand of all thermal product categories due to a weakening economic climate and tight credit markets impacting many of our smaller customers in this business segment.

Operating Income. Our operating income from our thermal solutions products for fiscal year 2009 decreased $0.9 million, or 71.2%, from fiscal year 2008. The decline in operating income was caused by the decline in our thermal product sales and higher manufacturing costs.

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

Upon reaching the five percent threshold under this proposed program, an incentive compensation accrual will be established equal to 16.7 percent of the amount of any consolidated pretax profits above the five percent pretax return threshold. The maximum aggregate bonus available under the program for fiscal year 2010 is $3.4 million and we have accrued $3.3 million of incentive compensation expense for fiscal year 2010.

Liquidity and Capital Resources

At September 30, 2010, we had $33.5 million in cash and cash equivalents. For fiscal year 2010, we generated approximately $30.0 million of cash from our operating activities. Sources of cash generated in our operating activities include net income of $14.1 million. Additional sources of cash include net non-cash charges of $6.6 million for deferred income tax expense, depreciation, amortization, stock-based compensation, inventory obsolescence and bad debts. Other sources of cash included (i) a $6.7 million decrease in inventories due to improved management activities, (ii) a $5.0 million increase in accrued expenses primarily resulting from higher incentive compensation costs resulting from higher levels of pretax income and (iii) a $1.9 million increase in income taxes payable primarily resulting from the increase in taxable income. These sources of cash were offset by (i) a $2.7 million increase in accounts and notes receivable resulting from higher levels of sales, (ii) a $0.9 million decrease in accounts payable due to increases in purchases of raw materials and (iii) a $0.9 million decrease in prepaid expenses and other resulting from the timing of funding our payrolls.

Over the last 18 months, we have reduced our inventory levels significantly in order to liquidate excess quantities on hand, and to generate cash flows to reduce our outstanding indebtedness. Although our levels of inventory again declined in fiscal year 2010, we continue to be subject to high levels of inventory obsolescence expense since our exposure to obsolete and slow moving inventories continues in the current environment. We continue to give substantial attention to the management of our inventories in this area.

For fiscal year 2010, we used approximately $6.1 million of cash in investing activities primarily resulting from our capital expenditures for rental equipment. In addition, we transferred $0.3 million of inventories to our rental equipment during fiscal year 2010 which had a non-cash impact. Due to high demand for our wireless rental equipment, we estimate that our total capital expenditures in fiscal year 2011 could be approximately $20.0 million, including non-cash additions to our rental fleet. We expect these capital expenditures will be financed from our cash on hand, internal cash flow and/or from borrowings under our Credit Agreement.

For fiscal year 2010, we generated approximately $1.3 million of cash in the financing activities of our operations. Sources of cash included $3.3 million of proceeds from the exercise of stock options and related tax benefits. These sources of cash were offset by $1.8 million of principal payments under mortgage loans and a $0.1 million payment as a penalty for early extinguishment of debt.

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

On November 22, 2004, several of our subsidiaries entered into a credit agreement (the “Original Credit Agreement”) with a bank. The Original Credit Agreement has been amended periodically since 2004, and most recently on April 30, 2009 (as so amended, the “Credit Agreement”). Under the Credit Agreement, our borrower subsidiaries can borrow up to $25.0 million principally secured by their accounts receivable, inventories and equipment. The Credit Agreement expires on April 30, 2011. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial ratios, restricts our and our subsidiaries’ ability to pay dividends and contains other covenants customary in agreements of this type. We believe the most restrictive covenants in the Credit Agreement are (i) the fixed charge coverage ratio of EBITDA to certain charges, and (ii) the cash flow leverage ratio of total borrowings (excluding real estate borrowings) to adjusted EBITDA. The interest rate for borrowings under the Credit Agreement is a LIBOR based rate with a margin spread of 300-400 basis points depending upon the maintenance of certain ratios. At September 30, 2010, there were no borrowings under the Credit Agreement, standby letters of credit outstanding in the amount of $0.4 million and additional borrowings available of $24.6 million. At September 30, 2009, there were no borrowings under the Credit Agreement, standby letters of credit outstanding in the amount of $0.9 million and additional borrowings available of $15.9 million.

We are seeking to extend the credit facility and expect to be able to do so, but have no assurances that we will be able to do so. We anticipate that the existing cash balance as of September 30, 2010, cash flow from operations and borrowing available under our existing credit facility, assuming it is extended, or borrowing under a new credit facility will provide adequate cash flows and liquidity for the next twelve months to satisfy capital expenditure requirements and scheduled debt payments and to fund operations.

On March 13, 2008, we obtained an $8.8 million mortgage from a bank. The proceeds were used to pay off our existing $2.6 million mortgage on the Pinemont facility and the remaining proceeds were used to repay outstanding borrowings under the Credit Agreement. The mortgage is collateralized by the Pinemont property and buildings. The mortgage interest rate is a floating rate based on LIBOR plus 150 basis points.

A summary of future payments owed for contractual obligations and commercial commitments as of September 30, 2010 are shown in the table below (in thousands):

	Payment Due By Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Contractual Obligations:
Long-term debt	$7,700	$440	$880	$880	$5,500
Commercial Commitments:
Lines of Credit	—	—	—	—	—

Total Contractual Obligations and Commercial Commitments:	$7,700	$440	$880	$880	$5,500

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

We periodically review the composition of our inventories to determine if market demand, product modifications, technology changes, excessive quantities on-hand and other factors hinder our ability to recover its investment in such inventories. Management’s assessment is based upon historical product demand, estimated future product demand and various other judgments and estimates. Inventory obsolescence reserves are recorded when such assessments reveal that portions or components of our inventory investment will not be realized in our operating activities.

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

Most of our products do not require installation assistance or sophisticated instruction. We offer a standard product warranty, which obligates us to repair or replace equipment with manufacturing defects. We maintain a reserve for future warranty costs based on historical experience or, in the absence of historical experience, management estimates. We record a write-down of inventory when the cost basis of any item (including any estimated future costs to complete the manufacturing process) exceeds its net realizable value.

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

We do not modify our normal billing and credit terms for these types of sales. As of September 30, 2010 and 2008, we had no sales under bill and hold arrangements. As of September 30, 2009, we had recognized $0.6 million of sales under bill and hold arrangements.

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

Management’s Current Outlook and Assumptions

Our estimates as to future results and industry trends, to the extent described in this document, are generally based on assumptions regarding the future level of seismic exploration activity, seismic reservoir monitoring projects, demand for offshore cable products and industrial sensors and demand for thermal imaging technologies, and in turn, their effect on the demand and pricing of our products and services. Our analysis of the market and its impact on us is based upon the following assumptions:

•

Although crude oil prices have gradually improved in the last 18 months, we believe the impact of the recent worldwide financial crisis and continuing recession, combined with volatile and unsteady energy commodity prices may constrain oil and gas exploration activities in North America and also in certain international markets. Furthermore, we believe our seismic customers relying on credit markets as the source of funds for their capital spending could be prohibited from purchasing new equipment until financial markets stabilize and demand for exploration activities increases. The uncertainty of these global economic matters and their ultimate impact on energy exploration activities and on our customers’ ability to access credit markets may cause demand for our seismic exploration products to decrease.

•

In fiscal years 2010 and 2009, our Russian and Canadian seismic operations experienced low product demand, excess manufacturing capacity, intense price competition, low rental equipment utilization and certain asset write-downs resulting from these factors. Together, the seismic activities of these subsidiaries generated an operating loss of $1.3 million in fiscal year 2010 and an operating loss of $3.3 million in fiscal year 2009. We are seeing signs of increased activity in each of these markets, and we believe the operating results of these subsidiaries will improve in fiscal year 2011.

•

We believe the impact of political conditions and hostilities around the world, including those of the Middle East, which may have a significant impact on oil and gas commodity prices, will not cause a significant increase or decrease in demand for our seismic products for the foreseeable future.

•

Based upon our current backlog, we expect revenues from our borehole and seabed reservoir characterization products and services to remain level with fiscal year 2010 revenues. Our current product backlog does not contain any orders for large-scale seabed reservoir monitoring systems. If we were to sell such a system in fiscal year 2011, we would expect our revenues for these products to increase significantly.

•	We expect revenues from the sale and rental of recent product introductions, such as our wireless nodal seismic data recording systems, to improve during fiscal year 2011.

•	We expect demand for our products used in the thermal solutions industry to remain level with fiscal year 2010 revenues.

•	We expect sales of our industrial products to remain level with fiscal year 2010.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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

Foreign Currency and Operations Risk

One of our wholly-owned subsidiaries, OYO-GEO Impulse, is located in the Russian Federation. Therefore, our financial results may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions in the Russian Federation or changes in its political climate. Our consolidated balance sheet at September 30, 2010 reflected approximately $5.1 million of net working capital related to OYO-GEO Impulse. For third-party transactions, OYO-GEO Impulse both receives its income and pays its expenses primarily in rubles. To the extent that transactions of OYO-GEO Impulse are settled in rubles, a devaluation of the ruble versus the U.S. dollar could reduce any contribution from OYO-GEO Impulse to our consolidated results of operations and total comprehensive income as reported in U.S. dollars. We do not hedge the market risk with respect to our operations in the Russian Federation; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of rubles versus U.S. dollars to the extent such disruptions result in any reduced valuation of OYO-GEO Impulse’s net working capital or future contributions to our consolidated results of operations. At September 30, 2010, the foreign exchange rate of the U.S. dollar to the ruble was 1:30.7. If the U.S. dollar versus ruble exchange rate were to decline by ten percent, our working capital could decline by $0.5 million.

Foreign Currency Intercompany Accounts and Notes Receivable

From time to time, we provide access to capital to our foreign subsidiaries through U.S. dollar denominated interest bearing promissory notes. Such funds are generally used by our foreign subsidiaries to purchase capital assets and for general working capital needs. In addition, we sell products to our foreign subsidiaries in U.S. dollars on trade credit terms. Because these U.S. dollar denominated intercompany debts are accounted for in the local currency of our foreign subsidiaries, any appreciation or devaluation of such foreign currencies against the U.S. dollar will result in a gain or loss, respectively, to our consolidated statement of operations. At September 30, 2010, we had outstanding accounts receivable of $7.6 million and $0.1 million from our subsidiaries in Canada and the Russian Federation, respectively. At September 30, 2010, the foreign exchange rate of the U.S. dollar to the Canadian Dollar was 1:0.97 and the foreign exchange rate of the U.S. dollar to ruble was 1:30.7. If the U.S. dollar exchange rate were to decline by ten percent, our intercompany accounts and notes receivable would decline by $0.8 million in Canada and $7,000 in the Russian Federation.

Floating Interest Rate Risk

The Credit Agreement and the real estate mortgage agreement for our Pinemont facility each contain a floating interest rate. These floating interest rates subject us to the risk of increased interest costs associated with any upward movements in bank market interest rates. Under the Credit Agreement as most recently amended, our borrowing interest rate is a LIBOR based rate plus 300-400 basis points. As of September 30, 2010, we had no borrowings under the Credit Agreement. Under the real estate mortgage agreement, our borrowing rate is a LIBOR based rate plus 150 basis points and as of September 30, 2010 we had $7.7 million outstanding under this agreement at an effective interest rate of 1.8%. Due to the amount of borrowings outstanding under the real estate mortgage agreement and the potential borrowings available under the Credit Agreement, any increased interest costs associated with movements in market interest rates could be material to our financial condition, results of operations and/or cash flow. At September 30, 2010, based on our current level of borrowings, a 1.0% increase in interest rates would increase our interest expense annually by approximately $77,000.

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

In connection with the preparation of this Annual Report on Form 10-K, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of September 30, 2010 of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective as of September 30, 2010.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework. Based on this assessment, our management concluded that, as of September 30, 2010, our internal control over financial reporting is effective based on those criteria.

Our internal control over financial reporting as of September 30, 2010 has been audited by UHY LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ending September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 2011 Annual Meeting of Stockholders under the captions “Election of Directors”, “Executive Officers and Compensation,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 2011 Annual Meeting of Stockholders under the caption “Executive Officers and Compensation” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 2011 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference, and in Item 5, “Market for Registrant’s Common Equity and Related Stockholder Matters,” contained in Part II hereof.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 2011 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 2011 Annual Meeting of Stockholders under the caption “Independent Public Accountants” and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements and Financial Statement Schedules

The financial statements and financial statement schedules listed on the accompanying Index to Financial Statements (see page F-1) are filed as part of this Annual Report on Form 10-K.

Exhibits

Exhibit Number	Description of Documents
3.1 (a)	Restated Certificate of Incorporation of the Registrant.

3.2 (a)	Restated Bylaws of the Registrant.

3.3 (p)	Amendment No. 1 to OYO Geospace Corporation Amended and Restated Bylaws.

4.1 (a)	Restated Certificate of Incorporation of the Registrant.

4.2 (a)	Restated Bylaws of the Registrant.

4.3 (p)	Amendment No. 1 to OYO Geospace Corporation Amended and Restated Bylaws.

10.1 (a)	Employment Agreement dated as of August 1, 1997, between the Company and Gary D. Owens.*

10.2 (a)	Employment Agreement dated as of August 1, 1997, between the Company and Michael J. Sheen.*

10.3 (b)	OYO Geospace Corporation 1997 Key Employee Stock Option Plan.*

10.4 (c)	Amendment No. 1 to OYO Geospace Corporation 1997 Key Employee Stock Option Plan, dated February 2, 1998.*

10.5 (c)	Amendment No. 2 to OYO Geospace Corporation 1997 Key Employee Stock Option Plan, dated November 16, 1998.*

10.6 (g)	Amendment No. 3 to OYO Geospace Corporation 1997 Key Employee Stock Option Plan, dated November 10, 2000.*

10.7 (g)	Amendment No. 4 to OYO Geospace Corporation 1997 Key Employee Stock Option Plan, dated February 8, 2005.*

10.8 (b)	OYO Geospace Corporation 1997 Non-Employee Director Plan.*

10.9 (g)	Amendment No. 1 to OYO Geospace Corporation 1997 Non-Employee Director Plan, dated February 8, 2005.*

10.10(a)	Printhead Purchase Agreement dated November 10, 1995 between the Company and OYO Corporation.

10.11(a)	Master Sales Agreement dated November 10, 1995, between the Company and OYO Corporation.

10.12(d)	Form of Director Indemnification Agreement.

10.13(f)	Business Loan Agreement dated November 22, 2004, made by and between Union Planters Bank, N.A. (predecessor in interest to Regions Bank), and Concord Technologies, LP, Geospace Technologies, LP, OYO Instruments, LP, Geospace Engineering Resources International, LP and OYOG Operations, LP.

10.14(h)	First Amendment to Loan Agreement dated as of September 19, 2005, between Regions Bank (F/K/A Union Planters Bank, N.A.) and Concord Technologies, LP, Geospace Technologies, LP, OYO Instruments, LP, Geospace Engineering Resources International, LP and OYOG Operations, LP.

10.15(h)	Promissory Note dated September 19, 2005, made by Concord Technologies, LP, Geospace Technologies, LP, OYO Instruments, LP, Geospace Engineering Resources International, LP and OYOG Operations, LP for the benefit of Regions Bank (F/K/A Union Planters Bank, N.A.).

10.16(h)	Guaranty Agreement dated September 19, 2005, made by and between the Company and Regions Bank (F/K/A Union Planters Bank, N.A.). Each of OYOG, LLC and OYOG Limited Partner, LLC has entered into a Guaranty Agreement with Regions Bank (F/K/A Union Planters Bank, N.A.) which is substantially identical to the exhibited Guaranty Agreement.

Exhibit Number	Description of Documents
10.17(h)	Security Agreement dated as of September 19, 2005, between Regions Bank (F/K/A Union Planters Bank, N.A.), and Concord Technologies, LP. Each of Geospace Technologies, LP, OYO Instruments, LP, Geospace Engineering Resources International, LP and OYOG Operations, LP has entered into a Security Agreement with Regions Bank (F/K/A Union Planters Bank, N.A.) which is substantially identical to the exhibited Security Agreement.

10.18(e)	Deed of Trust, Security Agreement, Assignment of Rents and Financing Statement, dated September 10, 2003, by and between OYOG Operations, LP and Compass Bank.

10.19(e)	Promissory Note dated September 10, 2003, made by OYOG Operations, LP payable to Compass Bank.

10.20(e)	Guaranty Agreement dated September 10, 2003, by and between the Company and Compass Bank.

10.21(e)	Earnest Money Contract dated May 27, 2003, by and between Cooper Tools, Inc. and OYOG Operations, L.P.

10.22(e)	First Amendment to Earnest Money Contract, dated July 14, 2003, by and between Cooper Tools, Inc. and OYOG Operations, LP.

10.23(e)	Second Amendment to Earnest Money Contract, dated August 14, 2003, by and between Cooper Tools, Inc. and OYOG Operations, LP.

10.24(e)	Third Amendment to Earnest Money Contract, dated August 22, 2003, by and between Cooper Tools, Inc. and OYOG Operations, LP.

10.25(i)	OYO Geospace Corporation Fiscal Year 2009 Bonus Plan.*

10.26(j)	Second Amendment to Loan Agreement dated as of June 16, 2006, between Regions Bank (F/K/A Union Planters Bank, N.A.) and Concord Technologies, LP, Geospace Technologies, LP, OYO Instruments, LP, Geospace Engineering Resources International, LP and OYOG Operations, LP.

10.27(k)	Third Amendment to Loan Agreement dated as of January 10, 2007, between Regions Bank (F/K/A Union Planters Bank, N.A.) and Concord Technologies, LP, Geospace Technologies, LP, OYO Instruments, LP, Geospace Engineering Resources International, LP and OYOG Operations, LP.

10.28(l)	Fourth Amendment to Loan Agreement dated as of October 12, 2007, between Regions Bank (F/K/A Union Planters Bank, N.A.) and Concord Technologies, LP, Geospace Technologies, LP, OYO Instruments, LP, Geospace Engineering Resources International, LP and OYOG Operations, LP.

10.29(m)	Fifth Amendment to Loan Agreement dated as of March 12, 2008, between Regions Bank (F/K/A Union Planters Bank, N.A.) and Concord Technologies, LP, Geospace Technologies, LP, OYO Instruments, LP, Geospace Engineering Resources International, LP and OYOG Operations, LP.

10.30(m)	Promissory Note dated March 13, 2008, made by OYOG Operations, LP payable to Compass Bank.

10.31(m)	Deed of Trust, Security Agreement, Assignment of Rents and Financing Statement, dated March 13, 2008, by and between OYOG Operations, LP and Compass Bank.

10.32(m)	Guaranty Agreement dated March 13, 2008, by and between the Company and Compass Bank.

10.33(m)	Guaranty Agreement dated March 13, 2008, by and between Geospace Technologies, LP and Compass Bank.

10.34(n)	OYO Geospace Corporation Fiscal Year 2010 Bonus Plan.*

10.35(n)	First Amendment effective October 1, 2008 to Employment Agreement dated as of August 1, 1997, between the Company and Gary D. Owens.*

10.36(n)	First Amendment effective October 1, 2008 to Employment Agreement dated as of August 1, 1997, between the Company and Michael J. Sheen.*

Exhibit Number	Description of Documents
10.37(o)	Sixth Amendment to Loan Agreement dated as of April 30, 2009, between Regions Bank (f/k/a Union Planters Bank, N.A.) and Concord Technologies, LP, Geospace Technologies, LP, OYO Instruments, LP, Geospace Engineering Resources International, LP, and OYOG Operations, LP.

21.1	Subsidiaries of the Registrant.

23.1	Consent of UHY LLP, Independent Registered Public Accounting Firm.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed September 30, 1997 (Registration No. 333-36727).
(b)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed November 5, 1997 (Registration No. 333-36727).
(c)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended September 30, 1998.
(d)	Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed November 18, 1997 (Registration No. 333-36727).
(e)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2003.
(f)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2004.
(g)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed February 15, 2005. (Registration No. 333-122835)
(h)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed September 21, 2005.
(i)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008, filed February 6, 2009.
(j)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed July 3, 2006.
(k)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed January 11, 2007.
(l)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 26, 2007.
(m)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed March 17, 2008.
(n)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, filed February 5, 2010.
(o)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed May 4, 2009.
(p)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed August 3, 2007.

*	This exhibit is a management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OYO GEOSPACE CORPORATION

By:	/s/ GARY D. OWENS
Gary D. Owens, Chairman of the Board President and Chief Executive Officer

December 10, 2010

Pursuant to the requirements of the Securities Exchange Act, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GARY D. OWENS Gary D. Owens	Chairman of the Board President and Chief Executive Officer (Principal Executive Officer)	December 10, 2010

/S/ THOMAS T. MCENTIRE Thomas T. McEntire	Chief Financial Officer (Principal Financial and Accounting Officer and Secretary)	December 10, 2010

/S/ WILLIAM H. MOODY William H. Moody	Director	December 10, 2010

/S/ TAKASHI KANEMORI Takashi Kanemori	Director	December 10, 2010

/S/ RICHARD C. WHITE Richard C. White	Director	December 10, 2010

/S/ MICHAEL J. SHEE Michael J. Sheen	Director	December 10, 2010

/S/ THOMAS L. DAVIS Thomas L. Davis	Director	December 10, 2010

/S/ CHARLES H. STILL Charles H. Still	Director	December 10, 2010

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of OYO Geospace Corporation:

We have audited the accompanying consolidated balance sheets of OYO Geospace Corporation and subsidiaries (“the Company”) as of September 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three fiscal years in the period ended September 30, 2010. Our audits also included the financial statement schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OYO Geospace Corporation and subsidiaries as of September 30, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended September 30, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of OYO Geospace Corporation and subsidiaries’ internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 10, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ UHY LLP

Houston, Texas

December 10, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of OYO Geospace Corporation:

We have audited OYO Geospace Corporation and subsidiaries’ (“the Company”) internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Part II, Item 9A of this Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, OYO Geospace Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of OYO Geospace Corporation and subsidiaries as of September 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three fiscal years in the period ended September 30, 2010, and our report dated December 10, 2010, expressed an unqualified opinion on those consolidated financial statements.

/s/    UHY LLP

Houston, Texas

December 10, 2010

OYO Geospace Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share amounts)

	AS OF SEPTEMBER 30,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$33,453	$8,571
Trade accounts receivable, net of allowance of $334 and $848	19,107	13,878
Current portion of notes receivable, net of allowance of $0	2,400	10,477
Inventories, net	47,395	57,257
Deferred income tax asset	4,542	3,326
Prepaid expenses and other current assets	3,089	2,233

Total current assets	109,986	95,742

Rental equipment, net	8,003	4,068
Property, plant and equipment, net	33,988	37,105
Patents, net of accumulated amortization of $5,295 and $5,073	558	807
Goodwill	1,843	1,843
Non-current deferred income tax asset	754	687
Non-current notes receivable, net of allowance of $0	6,131	—
Other assets	2,233	1,230

Total assets	$163,496	$141,482

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	440	728
Accounts payable trade	3,809	4,692
Accrued expenses and other current liabilities	10,793	6,954
Deferred revenue	1,311	367
Income tax payable	2,056	159

Total current liabilities	18,409	12,900
Long-term debt, net of current maturities	7,260	8,820
Non-current deferred income tax liability	1,241	1,104

Total liabilities	26,910	22,824

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 6,117,358 and 5,994,908 shares issued and outstanding	61	60
Additional paid-in capital	47,059	43,300
Retained earnings	89,622	75,540
Accumulated other comprehensive loss	(156)	(242)

Total stockholders’ equity	136,586	118,658

Total liabilities and stockholders’ equity	$163,496	$141,482

The accompanying notes are an integral part of the consolidated financial statements.

OYO Geospace Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	YEAR ENDED SEPTEMBER 30,
	2010	2009	2008
Net sales	$128,533	$92,860	$134,495
Cost of sales	81,177	66,287	87,441

Gross profit	47,356	26,573	47,054
Operating expenses:
Selling, general and administrative expenses	16,618	14,572	16,913
Research and development expenses	9,925	8,062	8,945
Bad debt expense (recovery)	(479)	318	1,615

Total operating expenses	26,064	22,952	27,473

Gain (loss) on sale of assets	(184)	(12)	604

Income from operations	21,108	3,609	20,185

Other income (expense):
Interest expense	(238)	(602)	(897)
Interest income	254	809	1,323
Foreign exchange losses	(52)	(414)	(180)
Other, net	(170)	(91)	(13)

Total other income (expense), net	(206)	(298)	233

Income before income taxes	20,902	3,311	20,418
Income tax expense	6,820	1,551	6,266

Net income	$14,082	$1,760	$14,152

Earnings per share:
Basic	$2.33	$0.30	$2.40

Diluted	$2.27	$0.29	$2.31

Weighted average shares outstanding:
Basic	6,031,314	5,950,403	5,908,727

Diluted	6,193,018	6,079,378	6,116,039

The accompanying notes are an integral part of the consolidated financial statements.

OYO Geospace Corporation and Subsidiaries

Consolidated Statement of Stockholders’ Equity

For the years ended September 30, 2010, 2009 and 2008

(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at September 30, 2007	5,888,758	59	40,420	59,628	2,263	102,370

Comprehensive income:
Net income	—	—	—	14,152	—	14,152
Foreign currency translation adjustments	—	—	—	—	(769)	(769)

Total comprehensive income						13,383
Excess tax benefit from share—based compensation		—	736	—	—	736
Issuance of common stock pursuant to exercise of options, net of tax	47,750	—	709	—	—	709
Stock-based compensation	—	—	33	—	—	33
Short swing profit, net of tax	—	—	132	—	—	132

Balance at September 30, 2008	5,936,508	59	$42,030	$73,780	$1,494	$117,363

Comprehensive income:
Net income	—	—	—	1,760	—	1,760
Foreign currency translation adjustments	—	—	—	—	(1,736)	(1,736)

Total comprehensive income						24
Excess tax benefit from share—based compensation		—	147	—	—	147
Issuance of common stock pursuant to exercise of options, net of tax	58,400	1	840	—	—	841
Stock-based compensation	—	—	283	—	—	283

Balance at September 30, 2009	5,994,908	$60	$43,300	$75,540	$(242)	$118,658

Comprehensive income:
Net income	—	—	—	14,082	—	14,082
Foreign currency translation adjustments	—	—	—	—	86	86

Total comprehensive income						14,168
Excess tax benefit from share—based compensation		—	1,128	—	—	1,128
Issuance of common stock pursuant to exercise of options, net of tax	122,450	1	2,186	—	—	2,187
Stock-based compensation	—	—	445	—	—	445

Balance at September 30, 2010	6,117,358	$61	$47,059	$89,622	$(156)	$136,586

The accompanying notes are an integral part of the consolidated financial statements.

OYO Geospace Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	YEAR ENDED SEPTEMBER 30,
	2010	2009	2008
Cash flows from operating activities:
Net income	$14,082	$1,760	$14,152
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax expense (benefit)	(1,416)	451	441
Depreciation	4,921	4,943	4,320
Amortization	263	246	245
Stock-based compensation	445	283	33
Bad debt expense (recovery)	(479)	318	1,615
Inventory obsolescence expense	2,872	1,272	993
Excess tax benefits from stock-based compensation	(1,128)	(147)	(736)
Loss on early extinguishment of debt	137	—	—
(Gain) loss on disposal of property, plant and equipment	184	12	(604)
Effects of changes in operating assets and liabilities:
Trade accounts and notes receivable	(2,678)	14,257	(13,690)
Inventories	6,673	3,238	(15,113)
Prepaid expenses and other assets	(855)	223	(563)
Accounts payable	(879)	(3,382)	450
Accrued expenses and other	5,033	(4,201)	356
Deferred revenue	948	(550)	(706)
Income tax payable	1,898	(1,382)	785

Net cash provided by (used in) operating activities	30,021	17,341	(8,022)

Cash flows from investing activities:
Proceeds from the sale of property, plant and equipment	11	23	736
Capital expenditures	(6,117)	(1,709)	(9,796)

Net cash used in investing activities	(6,106)	(1,686)	(9,060)

Cash flows from financing activities:
Change in book overdrafts	—	(35)	35
Net borrowings (principal payments) under line of credit	—	(9,978)	9,054
Borrowings under mortgage loans	—	—	8,800
Principal payments under mortgage loans	(1,848)	(709)	(3,088)
Penalty for early extinguishment of debt	(137)	—	—
Excess tax benefits from stock-based compensation	1,128	147	736
Proceeds from exercise of stock options and other	2,187	841	842

Net cash provided by (used in) financing activities	1,330	(9,734)	16,379

Effect of exchange rate changes on cash	(363)	1,088	(748)

Increase (decrease) in cash and cash equivalents	24,882	7,009	(1,451)
Cash and cash equivalents, beginning of fiscal year	8,571	1,562	3,013

Cash and cash equivalents, end of fiscal year	$33,453	$8,571	$1,562

The accompanying notes are an integral part of the consolidated financial statements.

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies:

The Company

OYO Geospace Corporation (“OYO”) designs and manufactures instruments and equipment used in the acquisition and processing of seismic data as well as in the characterization and monitoring of producing oil and gas reservoirs. OYO also manufactures and distributes thermal imaging equipment and dry thermal film products to a variety of markets including the screenprint, point of sale, signage and textile markets. As of September 30, 2010, OYO Corporation U.S.A. (“OYO USA”) owned approximately 21.1% of OYO’s common stock. OYO USA is a wholly owned subsidiary of OYO Corporation, a Japanese corporation (“OYO Japan”).

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

Reclassifications

Certain amounts previously presented in the consolidated financial statements have been reclassified to conform to the current year presentation. Such reclassifications had no effect on net income, stockholders’ equity or cash flows.

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

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The Company sells products to customers throughout the United States and various foreign countries. The Company’s normal credit terms for trade receivables are 30 days. In certain situations, credit terms may be extended to 60 days or longer. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for its trade receivables. Additionally, the Company provides long-term financing in the form of promissory notes when competitive conditions require such financing. In such cases, the Company may require collateral. Allowances are recognized for potential credit losses. At September 30, 2010, the Company had two customers comprising 22.3% and 11.1%, respectively, of the Company’s trade accounts receivable. At September 30, 2009, the Company had two customers comprising 16.6% and 11.2%, respectively, of the Company’s trade accounts receivable. The Company had two customers comprising 75.9% and 15.0% of its notes receivable balance at September 30, 2010. The Company had two customers comprising 72.8% and 25.6%, respectively, of its notes receivable balance at September 30, 2009. One customer comprised 13.2%, 12.0% and 11.5% of the Company’s revenues during the fiscal years 2010, 2009 and 2008, respectively.

The Company has a subsidiary located in the Russian Federation. Therefore, the Company’s financial results may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions or changes in political climate within the Russian Federation. The Company’s consolidated balance sheet at September 30, 2010 reflected approximately $5.1 million of net working capital related to this subsidiary. This subsidiary receives a substantial portion of its revenues and pays its expenses primarily in rubles. During the fiscal year ended September 30, 2010, this subsidiary received approximately $3.6 million of its income in U.S. dollars as a result of intercompany sales to the Company’s subsidiary located in the United States. The Company’s consolidated balance sheet at September 30, 2009 reflected approximately $5.0 million of net working capital related to this subsidiary. During the fiscal year ended September 30, 2009, this subsidiary received approximately $1.1 million of its income in U.S. dollars as a result of intercompany sales to the Company’s subsidiary located in the United States. To the extent that transactions of this subsidiary are settled in rubles, a devaluation of the ruble versus the United States dollar could reduce any contribution from this subsidiary to its consolidated results of operations as reported in U.S. dollars. The Company does not hedge the market risk with respect to its operations in the Russian Federation; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of rubles versus U.S. dollars to the extent such disruptions result in any reduced valuation of the subsidiary’s net working capital or future contributions to its consolidated results of operations.

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

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Property, Plant and Equipment and Rental Equipment

Property, plant and equipment and rental equipment are stated at cost. Depreciation expense is calculated using the straight-line method over the following estimated useful lives:

Years
Rental equipment	3-10
Property, plant and equipment:
Machinery and equipment	3-15
Buildings and building improvements	10-50
Other	5-10

Expenditures for renewals and betterments are capitalized. Repairs and maintenance expenditures are charged to expense as incurred. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and any gain or loss thereon is reflected in the statement of operations.

Patents

Patents are amortized over the legal life of the patent or the estimated useful life of the patent, whichever is shorter. Patent amortization expense was approximately $0.2 million during each of fiscal years 2010, 2009 and 2008. Patent amortization expense is estimated to be approximately $0.2 million for each of the fiscal years ending September 30, 2011 and 2012, and approximately $80,000 during fiscal year 2013.

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

Goodwill

Goodwill represents the excess of the purchase price of purchased businesses over the estimated fair value of the acquired business’ net assets. Goodwill is reviewed for impairment at least annually. The Company has elected to make September 30 the annual impairment assessment date and will perform additional impairment tests if a change in circumstances occurs that would indicate the carrying value of goodwill may exceed its fair amount. The assessment is performed in two steps: step one is to compare the carrying value of the reporting unit’s net assets (including goodwill) to its respective fair value for potential impairment and if potential losses are identified, step two is to measure the impairment loss. Step two involves allocating the calculated fair value to all of the tangible and identifiable intangible assets of the reporting unit as if the calculated fair value was the purchase price of the business combination. The goodwill impairment is tested at the Company’s seismic segment level as the goodwill relates to the purchase of a seismic related company. The impairment test uses a weighted average cost of capital. The growth rate is based on the projected inflation rate. The Company performed step one at September 30, 2010 and 2009 and found that there were no impairments at those times; thus, step two was not necessary.

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

•	Whether the equipment is segregated from its other inventory and not subject to being used to fill other orders, and

•	Whether the equipment is complete and ready for shipment.

The Company does not modify its normal billing and credit terms for these types of sales. As of September 30, 2010 and 2008, there were no sales under bill and hold arrangements. As of September 30, 2009, there were $0.6 million of sales under bill and hold arrangements.

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

Product Warranties

The Company offers a standard product warranty obligating it to repair or replace products with manufacturing defects. The Company maintains a reserve for future warranty costs based on historical experience or, in the absence of historical product experience, management’s estimates. Changes in the warranty reserve are contained in the following table (in thousands):

Balance at the beginning of the period (October 1, 2008)	$1,147
Accruals for warranties issued during the period	1,400
Accruals related to pre-existing warranties (including changes in estimates)	—
Settlements made (in cash or in kind) during the period	(1,715)

Balance at the end of the period (September 30, 2009)	832
Accruals for warranties issued during the period	3,219
Accruals related to pre-existing warranties (including changes in estimates)	—
Settlements made (in cash or in kind) during the period	(2,673)

Balance at the end of the period (September 30, 2010)	$1,378

Stock-Based Compensation

Under the FASB share-based payment framework, the Company expenses the grant date fair value of equity awards over the requisite service period. The Company uses the Black-Scholes model to value its new stock option grants. The share-based payment framework also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation. In addition, the share-based payment framework requires the Company to reflect the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash inflow. The Company recorded stock-based compensation expenses of $0.4 million, $0.3 million and $33,000 for the fiscal years ended September 30, 2010, 2009 and 2008, respectively.

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

There were 63,000 and 146,000 stock options granted during fiscal years 2010 and 2009, respectively, and no options granted during fiscal year 2008. The fair value of options granted during the fiscal year ended September 30, 2010 and 2009 was estimated using the Black-Scholes option-pricing model using the following data:

	2010	2009
Dividend yield rate	0%	0%
Risk-free interest rate	2.4%	2.1%
Expected volatility	56.6%	51.4%
Expected option term	6.25 years	6.25 years

The computation of expected volatility was based on the historical volatility. Historical volatility was calculated from historical data for the time approximately equal to the expected term of the option award starting from the date of grant. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve in effect at the time of grant for the period corresponding with the expected life of the option. The expected term of options granted is derived from the vesting period and historical information and represents the period of time that options granted are expected to be outstanding.

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

Shipping and Handling Costs

Amounts billed to a customer in a sales transaction related to reimbursable shipping and handling costs are included in revenues and the associated costs incurred by the Company for reimbursable shipping and handling costs are reported in cost of sales. The Company had shipping and handling costs of $0.7 million, $0.6 million and $0.8 million for each of the fiscal years ended September 30, 2010, 2009 and 2008, respectively.

Income Taxes

Income taxes are presented in accordance with FASB guidance for accounting for income taxes. The estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carrybacks and

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

carryforwards are recorded. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities (temporary differences) and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company periodically reviews the recoverability of tax assets recorded on the balance sheet and provides valuation allowances if it is more likely than not that such assets will not be realized.

Subsequent Events

The Company evaluates events and transactions that occur after the balance sheet date but before the financial statements are issued. The Company evaluated such events and transactions through the date the financial statements were filed electronically with the Securities and Exchange Commission.

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

2. Inventories:

Inventories consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2010	2009
Finished goods and sub-assemblies	$11,211	$15,783
Work in progress	7,166	8,598
Raw materials	35,663	37,489
Obsolescence reserve	(6,645)	(4,613)

	$47,395	$57,257

Inventory obsolescence expense was approximately $2.9 million, $1.3 million and $1.0 million during fiscal years 2010, 2009 and 2008, respectively.

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

3. Accounts and Notes Receivable:

The Company’s current trade accounts receivable consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2010	2009
Trade accounts receivable	$19,441	$14,726
Allowance for doubtful accounts	(334)	(848)

	$19,107	$13,878

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

At September 30, 2010 and 2009, the Company’s current notes receivable were $2.4 million and $10.5 million, respectively. The Company also had notes receivable of $6.1 million and zero classified as long-term at September 30, 2010 and 2009, respectively. Notes receivable are generally collateralized by the products sold, and bear interest at rates ranging up to 14.5% per year. The Company had a reserve for doubtful notes of zero at September 30, 2010 and 2009. The annual maturities of notes receivable will be approximately $2.4 million, $1.9 million, $1.6 million, $1.7 million and $0.9 million over the next five years, respectively, at various times through December 2015. The Company has, on occasion, extended or renewed notes receivable as they mature, but there is no obligation to do so.

4. Rental Equipment:

Rental equipment consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2010	2009
Rental equipment, primarily geophones and related products	$19,421	$14,172
Accumulated depreciation	(11,418)	(10,104)

	$8,003	$4,068

Rental equipment depreciation expense was $1.1 million, $0.8 million and $0.6 million in fiscal years 2010, 2009 and 2008, respectively. We transferred $0.3 million of inventories to our rental equipment during fiscal year 2010 which had a non-cash impact.

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

5. Property, Plant and Equipment:

Property, plant and equipment consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2010	2009
Land and land improvements	$3,214	$3,140
Buildings and building improvements	23,895	23,789
Machinery and equipment	30,313	30,990
Furniture and fixtures	990	985
Transportation equipment	35	35
Tools and molds	237	213
Construction in progress	3,105	2,793

	61,789	61,945
Accumulated depreciation	(27,801)	(24,840)

	$33,988	$37,105

Property, plant and equipment depreciation expense was $3.8 million, $4.1 million and $3.8 million in fiscal years 2010, 2009 and 2008, respectively.

6. Notes Payable and Long-Term Debt:

Notes payable and long-term debt consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2010	2009
Mortgage note payable, due in monthly installments of $31 with interest at 7.0% through January 2014, collateralized by certain land and building having a net book value of $3.5 million	$—	$1,408
Mortgage note payable, original mortgage was refinanced in March 2008 and is due in monthly installments of $37 with interest at LIBOR plus 150 basis points through February 2028, with remaining principal and interest due March 2028, collateralized by certain land and building having a net book value of $12.9 million	7,700	8,140
Working capital line of credit	—	—

	7,700	9,548
Less current portion	(440)	(728)

	$7,260	$8,820

On November 22, 2004, several of the Company’s subsidiaries entered into a credit agreement (the “Original Credit Agreement”) with a bank. The Original Credit Agreement has been amended periodically since 2004, and most recently on April 30, 2009 (as so amended, the “Credit Agreement”). Under the Credit Agreement, the Company’s borrower subsidiaries can borrow up to $25.0 million principally secured by their accounts receivable, inventories and equipment. The Credit Agreement expires on April 30, 2011. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial ratios,

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

restricts the Company and its subsidiaries’ ability to pay dividends and contains other covenants customary in agreements of this type. At September 30, 2010, the Company was in compliance with all covenants. The interest rate for borrowings under the Credit Agreement is a LIBOR based rate with a margin spread of 300-400 basis points depending upon the maintenance of certain ratios. At September 30, 2010, there were no borrowings under the Credit Agreement, standby letters of credit outstanding in the amount of $0.4 million and additional borrowings available of $24.6 million. At September 30, 2009, there were no borrowings under the Credit Agreement, standby letters of credit outstanding in the amount of $0.9 million and additional borrowings available of $15.9 million.

On December 30, 2009 the Company paid off a long-term mortgage note with a principal balance outstanding of $1.3 million. The Company was required to pay an additional fee of $137,000 as a result of the early extinguishment of the mortgage note. Such fee is recorded as a component of other income (expense) in the Company’s consolidated statement of operations.

On March 13, 2008, the Company obtained an $8.8 million mortgage from a bank. The proceeds were used to pay off the existing $2.6 million mortgage on the Pinemont facility and to repay outstanding borrowings under the Credit Agreement. The mortgage is collateralized by the Pinemont property and buildings. The mortgage interest rate is a floating rate based on LIBOR plus 150 basis points, or 1.8% at September 30, 2010.

The Company’s long-term debt will mature as follows (in thousands):

YEAR ENDING SEPTEMBER 30,
2011	$440
2012	440
2013	440
2014	440
2015	440
Thereafter	5,500

$7,700

7. Accrued Expenses and Other Current Liabilities:

Accrued expenses and other current liabilities consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2010	2009
Employee bonuses	$3,331	$—
Product warranty	1,378	832
Compensated absences	1,037	917
Legal and professional fees	517	725
Payroll	1,811	1,111
Property taxes	1,270	1,678
Medical claims	371	458
Other	1,078	1,233

	$10,793	$6,954

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

8. Employee Benefits:

The Company’s employees are participants in the OYO Geospace Corporation Employee’s 401(k) Retirement Plan (the “Plan”), which covers substantially all eligible employees in the United States. The Plan is a qualified salary reduction plan in which all eligible participants may elect to have a percentage of their compensation contributed to the Plan, subject to certain guidelines issued by the Internal Revenue Service. The Company’s share of discretionary matching contributions was approximately $0.5 million, $0.5 million and $0.6 million in fiscal years 2010, 2009 and 2008, respectively.

The Company’s stock incentive plans in which employees may participate are discussed in Note 9 to these Consolidated Financial Statements.

The Company’s employees are also participants in the OYO Geospace Corporation Fiscal Year 2010 Bonus Plan (the “Bonus Plan”). Every employee of the Company is eligible to participate in Tier I of the Bonus Plan except for its employees in the Russian Federation, who participate in a local plan. Under Tier I, employees share proportionally in the Company’s profit based on each employee’s relative payroll. The Tier I bonus pool is established by accruing 16.7% of consolidated pretax profits (before bonus) above a specified range. Selected employees are eligible to participate in Tier II of the Bonus Plan, which applies after Tier I is fully funded. The Tier II Bonus pool is established by accruing 16.7% of consolidated pretax profits (before bonus) within a specified range. Under Tier II, participants share in the bonus pool based on their respective working groups meeting predefined goals. Senior executive officers are eligible to participate in Tier III, which only applies after the Tier I and Tier II pools have been fully funded. The Tier III bonus pool is established by accruing 16.7% of consolidated pretax profits (before bonus) within a specified range above the Tier I and II ranges. The Company recorded bonus expense of $3.3 million, zero and $3.1 million for the fiscal years 2010, 2009 and 2008, respectively.

9. Stockholders’ Equity:

In September 1997, the board of directors and stockholders approved the 1997 Key Employee Stock Option Plan (the “Employee Plan”), and, following amendments thereto, there has been reserved an aggregate of 1,125,000 shares of common stock for issuance thereunder. In November 1997, the board of directors and stockholders approved the Company’s 1997 Non-Employee Director Plan (the “Director Plan”) and following an amendment thereto, there has been reserved an aggregate of 150,000 shares of common stock for issuance thereunder. At September 30, 2010, the shares of common stock available for grant under the Employee Plan and Director Plan were 90,175 and 45,721, respectively.

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

Notes to Consolidated Financial Statements—(Continued)

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

Effective November 5, 1999, the board of directors approved the OYO Geospace Corporation 1999 Broad-Based Option Plan (the “Broad-Based Plan”) and reserved an aggregate of 50,000 shares for issuance thereunder. Under the Broad-Based Plan, the Company is authorized to issue to all employees (except executive officers and employee directors) nonqualified stock options to purchase common stock of the Company. These options have a term not to exceed ten years. The exercise price of any broad-based option may not be less than the fair market value of the common stock on the date of grant. These options vest over a one-year period commencing on the date of grant. There were 19,000 shares available for grant under this plan at September 30, 2010.

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

A summary of the activity with respect to stock options is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2007	428,500	13.04
Granted	—	—
Exercised	(47,750)	14.88
Forfeited	—	—
Expired	—	—

Outstanding at September 30, 2008	380,750	12.81
Granted	146,000	17.56
Exercised	(58,400)	14.39
Forfeited	(100)	11.25
Expired	—	—

Outstanding at September 30, 2009	468,250	14.10
Granted	63,000	50.08
Exercised	(122,450)	17.85
Forfeited	(100)	11.25
Expired	—	—

Outstanding at September 30, 2010	408,700	18.53

The number of stock options vested during fiscal years 2010, 2009 and 2008 were 37,750, 2,000 and 2,750, respectively. The fair values of stock options vested during fiscal years 2010, 2009 and 2008 were $0.3 million, $29,000 and $37,000, respectively.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Term (in years)	Weighted Average Exercise Price	Shares	Weighted Average Remaining Term (in years)	Weighted Average Exercise Price
$ 6.81 to $13.49	185,250	2.5	$7.34	185,250	2.5	$7.34
$13.50 to $19.99	149,200	8.2	17.60	39,700	7.8	17.69
$20.00 to $53.95	74,250	9.1	48.28	11,250	4.9	38.21

	408,700	5.8	18.53	236,200	3.5	10.55

Based on the Company’s closing stock price on September 30, 2010 of $57.88, the aggregate intrinsic value of the stock options outstanding was $16.1 million. At September 30, 2010, the aggregate intrinsic value of the stock options currently exercisable was $11.1 million. The total intrinsic value of stock options exercised during fiscal years 2010, 2009 and 2008 was $3.3 million, $0.5 million and $2.2 million, respectively. As of September 30, 2010 total unvested compensation expense associated with stock options amounted to $2.2 million and will be recognized over the next four fiscal years.

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

10. Income Taxes:

Components of income before income taxes were as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2010	2009	2008
United States	$21,404	$6,910	$15,870
Foreign	(502)	(3,599)	4,548

	$20,902	$3,311	$20,418

The provision (benefit) for income taxes consisted of the following (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2010	2009	2008
Current:
Federal	$8,131	$958	$4,672
Foreign	(109)	47	1,003
State	214	95	150

	8,236	1,100	5,825

Deferred:
Federal	(1,394)	1,303	313
Foreign	(22)	(852)	128

	(1,416)	451	441

	$6,820	$1,551	$6,266

Actual income tax expense (benefit) differs from income tax expense computed by applying the statutory federal tax rate of 35.0%, 34.0% and 34.0% for fiscal years ended September 30, 2010, 2009 and 2008, respectively, as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2010	2009	2008
Provision for U.S. federal income tax at statutory rate	$7,313	$1,126	$7,146
Effect of foreign income taxes	(19)	415	(461)
Manufacturers’/producers’ deduction	(504)	(89)	(293)
Research and experimentation tax credits	(27)	(181)	(324)
State income taxes, net of federal income tax benefit	139	61	84
Nondeductible expenses	197	92	246
Resolution of prior years’ tax matters	(121)	(45)	(34)
Contingency for uncertainty in income taxes	(123)	49	(148)
Other items	(35)	123	50

	$6,820	$1,551	$6,266

	32.6%	46.8%	30.7%

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

Deferred income taxes under the liability method reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income tax asset were as follows (in thousands):

	AS OF SEPTEMBER 30, 2010			AS OF SEPTEMBER 30, 2009
	U. S.	Non U.S.	Total	U. S.	Non U.S.	Total
Deferred income tax assets:
Allowance for doubtful accounts	$78	$1	$79	$134	$67	$201
Inventories	2,930	108	3,038	2,220	344	2,564
Capitalized research and development costs	706	—	706	1,028	—	1,028
Property, plant and equipment and other	—	344	344	—	435	435
Intangible assets	28	—	28	111	—	111
Net operating loss carryforwards, tax credits and deferrals	—	410	410	—	250	250
Stock-based compensation	487	—	487	337	—	337
Accrued product warranty	468	8	476	276	4	280
Accrued compensated absences	350	—	350	304	—	304
Comprehensive income	81	—	81	125	—	125
Insurance and other reserves	602	88	690	6	42	48

	5,730	959	6,689	4,541	1,142	5,683
Deferred income tax liabilities:
Allowance for doubtful accounts	—	(92)	(92)	—	(69)	(69)
Property, plant and equipment and other	(2,542)	—	(2,542)	(2,705)	—	(2,705)

Net deferred income tax asset	$3,188	$867	$4,055	$1,836	$1,073	$2,909

The Company has net operating losses at its Russian and Canadian subsidiaries that can be carried forward six and twenty years, respectively.

Deferred income taxes are reported as follows in the accompanying consolidated balance sheet (in thousands):

	AS OF SEPTEMBER 30,
	2010	2009
Current deferred income tax asset	$4,542	$3,326
Noncurrent deferred income tax asset	754	687
Noncurrent deferred income tax liability	(1,241)	(1,104)

	$4,055	$2,909

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the Company’s expectation that the deductible temporary differences will reverse during periods in which the Company generates net taxable income or during periods in which losses can be carried back to offset prior year taxes, management believes that the Company will realize the benefit of its net deferred income tax assets.

The financial reporting bases of investments in foreign subsidiaries exceed their tax bases. A deferred tax liability is not recorded for this temporary difference because the investment is essentially permanent. A reversal of the Company’s plans to permanently invest in these foreign operations would cause the excess to become taxable. At September 30, 2010 and 2009, the temporary difference related to undistributed earnings for which no deferred taxes have been provided was approximately $14.0 million and $14.3 million, respectively. The Company will need to reassess and reassert its ability and intent to indefinitely reinvest the remaining foreign earnings in order to continue the application of the exception under FASB guidelines.

From time to time the Company is the subject of audits by various tax authorities that can result in claims and assessments and additional tax payments, penalties and interest. The United States Internal Revenue Service (“IRS”) is in the process of conducting an audit of the Company’s United States Federal income tax returns for fiscal years 2009, 2008 and 2007. Management believes that the outcome of such audit will not have a material effect on the Company’s financial position, results of operations or cash flows.

Effective October 1, 2007, the Company adopted the provisions of the FASB guidance for accounting for uncertainty in income taxes. At the time of adoption, the uncertain tax position did not materially differ from the Company’s liability of $43,520. The amount of unrecognized tax liability with respect to the Company’s uncertain tax positions increased based on activities during the fiscal year. The Company classifies interest and penalties associated with the payment of income taxes in the Other Income (Expense) section of its consolidated statement of operations. Tax return filings, which are subject to review by local tax authorities by major jurisdiction, are as follows:

•	United States—fiscal years ended September 2007, 2008, 2009 and 2010

•	State of Texas—fiscal years ended September 2006, 2007, 2008, 2009 and 2010

•	Russian Federation—calendar years 2007, 2008, 2009 and 2010

•	Canada—fiscal years ended September 2006, 2007, 2008, 2009 and 2010

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following table is a reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of fiscal year 2010 (in thousands):

Balance at October 1, 2007	$44
Change in prior year tax positions	115
Current tax positions	40
Lapse of statute of limitations	(7)

Balance at September 30, 2008	192
Change in prior year tax positions	26
Current tax positions	23
Lapse of statute of limitations	—

Balance at September 30, 2009	241
Change in prior year tax positions	(73)
Current tax positions	77
Lapse of statute of limitations	(25)

Balance at September 30, 2010	$220

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

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the calculation of weighted average common shares and common equivalent shares outstanding for purposes of basic and diluted earnings per share (in thousands, except share and per share amounts):

	YEAR ENDED SEPTEMBER 30,
	2010	2009	2008
Net income	$14,082	$1,760	$14,152
Weighted average common shares and common share equivalents:
Common shares	6,031,314	5,950,403	5,908,727
Common share equivalents	161,704	128,975	207,312

Total weighted average common shares and common share equivalents	6,193,018	6,079,378	6,116,039

Earnings per share:
Basic	$2.33	$0.30	$2.40

Diluted	$2.27	$0.29	$2.31

Options totaling 63,000, 13,200 and 9,450 shares of common stock in fiscal years 2010, 2009 and 2008 respectively, were not included in the calculation of weighted average shares for diluted earnings per share because their effects were antidilutive.

12. Related Party Transactions:

Sales to OYO Japan and other affiliated companies were approximately $0.8 million, $1.1 million and $0.8 million during fiscal years 2010, 2009 and 2008, respectively. Purchases of inventory from OYO Japan and other affiliated companies were approximately $0.1 million in each of fiscal years 2010, 2009 and 2008, respectively.

13. Commitments and Contingencies:

Operating Leases

The Company leases certain equipment under short-term cancelable operating leases; therefore, the Company does not have future minimum rental commitments under noncancelable operating leases. Rent expense was approximately $18,000, $0.1 million and $0.2 million during fiscal years 2010, 2009 and 2008, respectively.

Legal Proceedings

From time to time the Company is a party to what it believes is routine litigation and proceedings that may be considered as part of the ordinary course of its business. Legal expenses related to such matters are expensed as incurred.

On July 8, 2009, the Company received a complaint filed in the United States District Court in Nevada alleging that the Geospace Seismic Recorder (“GSR”), the Company’s newly developed wireless data acquisition system, infringes upon a patent held by Ascend Geo, LLC (“Ascend”). The Company requested and was granted a change in venue to the United States District Court for the Southern District of Texas in Houston (the “Court”). In addition to monetary damages, Ascend requested a preliminary injunction against future sales by the Company of the GSR nodal system. The Company filed its response with the Court requesting that it deny Ascend’s request

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

for a preliminary injunction and, on November 4, 2009, the Court denied Ascend’s request for a preliminary injunction. The Company strongly believes that the GSR nodal system does not violate Ascend’s patent. The Company also strongly believes that Ascend’s patent is not valid and has petitioned the United States Patent and Trademark Office (“PTO”) to re-examine its validity. On November 12, 2009, the PTO found that substantial new questions of patentability were raised by the petition as to each of the claims of the Ascend patent and issued an office action rejecting each of the claims based on prior art that the Company submitted to the PTO. Based on the PTO’s initial finding of invalidity of Ascend’s patent claims, the Company petitioned the Court to stay the litigation until the PTO can complete its reexamination of Ascend’s patent. The Court accepted the Company’s request on December 11, 2009. On May 20, 2010, after full briefing from both Ascend and the Company, the PTO examiner found all claims to be invalid. On September 17, 2010, Ascend filed a notice of appeal to the Board of Patent Appeals and Interferences, and, so, the reexamination continues. According to Ascend’s website, it ceased business operations on July 15, 2010. The Company will continue to defend vigorously its right to build and sell its GSR products and based on developments to date, the Company believes that the matter will be resolved satisfactorily in its favor. The Company further believes that Ascend’s claims are without merit and intends to seek recovery of its attorney fees. At this time, however, the Company is unable to predict the outcome of its dispute regarding Ascend’s patent or Ascend’s claims.

14. Supplemental Cash Flow Information:

Supplemental cash flow information is as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2010	2009	2008
Cash paid for:
Interest	$253	$336	$868
Income taxes	5,289	4,121	5,257
Noncash investing and financing activities:
Accrued capital expenditures	34	126	—

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

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following tables summarize the Company’s segment information:

	YEAR ENDED SEPTEMBER 30,
	2010	2009	2008
Net sales:
Seismic	$114,774	$79,043	$118,612
Thermal Solutions	12,955	13,028	15,201
Corporate	804	789	682

Total	128,533	92,860	134,495

Income (loss) from operations:
Seismic	28,955	10,591	27,078
Thermal Solutions	397	370	1,283
Corporate	(8,244)	(7,352)	(8,176)

Total	21,108	3,609	20,185

Depreciation, amortization and stock-based compensation:
Seismic	3,995	3,610	2,913
Thermal Solutions	375	598	576
Corporate	1,259	1,264	1,109

Total	5,629	5,472	4,598

Interest income:
Seismic	165	801	1,280
Thermal Solutions	—	8	43
Corporate	89	—	—

Total	254	809	1,323

Interest expense:
Seismic	214	495	772
Thermal Solutions	—	—	—
Corporate	24	107	125

Total	238	602	897

*	The Company’s manufacturing operations for its Seismic and Thermal Solutions business segments are combined. Therefore, the Company does not segregate and report separate balance sheet accounts for these segments. As a result, the Company does not report business segment balance sheet information.

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

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The Company has operations in the United States, Canada, the Russian Federation and the United Kingdom. Sales information for the Company is as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2010	2009	2008
United States	$127,972	$87,371	$120,448
Canada	3,706	3,526	7,691
Russian Federation	7,973	4,152	18,350
United Kingdom	3,432	2,835	4,340
Eliminations	(14,550)	(5,024)	(16,334)

	$128,533	$92,860	$134,495

Summaries of net sales by geographic area for fiscal years 2010, 2009 and 2008 are as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2010	2009	2008
Asia (excluding Japan and Middle East)	$7,521	$9,114	$8,537
Canada	6,011	10,730	18,088
Europe	13,375	16,357	41,451
Japan	4,163	971	1,329
Middle East	9,441	14,236	6,915
United States	85,423	40,254	54,648
Other	2,599	1,198	3,527

	$128,533	$92,860	$134,495

Net sales are attributed to countries based on the ultimate destination of the product sold, if known. If the ultimate destination is not known, net sales are attributed to countries based on the geographic location of the initial shipment.

Long-lived assets were as follows (in thousands):

	AS OF SEPTEMBER 30,
	2010	2009
United States	$35,315	$33,447
Canada	12,504	5,966
Russian Federation	4,387	5,115
United Kingdom	510	517
China	8	8

	$52,724	$45,053

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

16. Selected Quarterly Information (Unaudited):

The following table represents summarized data for each of the quarters in fiscal years 2010 and 2009 (in thousands, except per share amounts):

	2010
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$36,144	$35,292	$30,781	$26,316
Gross profit	15,006	14,900	10,289	7,161
Income from operations	7,442	7,690	4,240	1,736
Other income (expense), net	(6)	(103)	60	(157)
Net income	5,096	5,077	2,808	1,101
Basic earnings per share	$0.84	$0.84	$0.47	$0.18

Diluted earnings per share	$0.82	$0.81	$0.45	$0.18

	2009
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$22,705	$20,790	$23,510	$25,855
Gross profit	4,336	7,075	7,142	8,020
Income (loss) from operations	(1,928)	1,209	1,756	2,572
Other income (expense), net	10	91	93	(492)
Net income (loss)	(1,816)	1,007	1,232	1,337
Basic earnings (loss) per share	$(0.30)	$0.17	$0.21	$0.23

Diluted earnings (loss) per share	$(0.30)	$0.17	$0.20	$0.22

Schedule II

OYO Geospace Corporation and Subsidiaries

Valuation and Qualifying Accounts

(In Thousands)

	Balance at Beginning of Period	Charged to Costs And Expenses	Charged to Other Assets	(Deductions) And Additions	Balances at End of Period
Year ended September 30, 2010
Allowance for doubtful accounts on accounts and notes receivable	$848	$(479)	$—	$(35)	$ 334

Year ended September 30, 2009
Allowance for doubtful accounts on accounts and notes receivable	1,329	318	—	(799)	848

Year ended September 30, 2008
Allowance for doubtful accounts on accounts and notes receivable	1,027	1,615	—	(1,313)	1,329