Form 10-Q
period 2010-12-31
OYO GEOSPACE CORP
filed 2011-02-04
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended December 31, 2010 OR

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

Yes            No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer X

Non-accelerated filer (Do not check if a smaller reporting company)		Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes             No     X

There were 6,123,508 shares of the Registrant’s Common Stock outstanding as of the close of business on January 31, 2011.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

ASSETS	December 31, 2010	September 30, 2010
	(unaudited)

Current assets:
Cash and cash equivalents	$ 31,963	$ 33,453
Trade accounts receivable, net	26,313	19,107
Current portion of notes receivable, net	2,238	2,400
Inventories, net	50,203	47,395
Deferred income tax asset	4,962	4,542
Prepaid expenses and other current assets	3,421	3,089

Total current assets	119,100	109,986

Rental equipment, net	9,033	8,003
Property, plant and equipment, net	33,610	33,988
Patents, net	498	558
Goodwill	1,843	1,843
Non-current deferred income tax asset	670	754
Non-current notes receivable, net	5,554	6,131
Other assets	2,126	2,233

Total assets	$ 172,434	$ 163,496

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable and current maturities of long-term debt	$ --	$ 440
Accounts payable trade	10,269	3,809
Accrued expenses and other current liabilities	8,990	10,793
Deferred revenue	3,064	1,311
Income tax payable	3,748	2,056

Total current liabilities	26,071	18,409

Long-term debt, net of current maturities	--	7,260
Non-current deferred income tax liabilities	1,191	1,241

Total liabilities	27,262	26,910

Commitments and contingencies

Stockholders’ equity:
Preferred stock	--	--
Common stock	61	61
Additional paid-in capital	47,468	47,059
Retained earnings	97,835	89,622
Accumulated other comprehensive loss	(192)	(156)

Total stockholders’ equity	145,172	136,586

Total liabilities and stockholders’ equity	$ 172,434	$ 163,496

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009
Net sales	$ 43,101	$ 26,316
Cost of sales	24,008	19,155

Gross profit	19,093	7,161

Operating expenses:
Selling, general and administrative	4,442	3,739
Research and development	2,940	1,728
Bad debt recovery	(70)	(42)

Total operating expenses	7,312	5,425

Gain on sale of assets	16	--

Income from operations	11,797	1,736

Other income (expense):
Interest expense	(43)	(84)
Interest income	62	51
Foreign exchange gains	140	50
Other, net	(20)	(174)

Total other income (expense), net	139	(157)

Income before income taxes	11,936	1,579
Income tax expense	3,723	478

Net income	$ 8,213	$ 1,101

Basic earnings per share	$ 1.34	$ 0.18

Diluted earnings per share	$ 1.30	$ 0.18

Weighted average shares outstanding – Basic	6,118,666	6,013,146

Weighted average shares outstanding – Diluted	6,306,718	6,177,460

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009
Cash flows from operating activities:
Net income	$ 8,213	$ 1,101
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax benefit	(278)	(229)
Depreciation	1,399	1,123
Amortization	98	82
Stock-based compensation expense	186	84
Bad debt recovery	(70)	(42)
Inventory obsolescence reserve	1,524	258
Excess tax benefit from share-based compensation	(146)	(150)
Loss on early extinguishment of debt	--	142
Gain on disposal of property, plant and equipment	(16)	--
Effects of changes in operating assets and liabilities:
Trade accounts and notes receivable	(6,390)	(873)
Inventories	(4,541)	2,327
Prepaid expenses and other assets	(340)	267
Accounts payable	6,462	304
Accrued expenses and other	(1,833)	904
Deferred revenue	1,761	(29)
Income tax payable	1,690	49

Net cash provided by operating activities	7,719	5,318

Cash flows from investing activities:
Proceeds from the sale of property, plant and equipment	1	--
Capital expenditures	(1,787)	(102)

Net cash used in investing activities	(1,786)	(102)

Cash flows from financing activities:
Principal payments on mortgage loans	(7,700)	(1,518)
Penalty for early extinguishment of debt	--	(142)
Excess tax benefit from share-based compensation	146	150
Proceeds from exercise of stock options	92	481

Net cash used in financing activities	(7,462)	(1,029)

Effect of exchange rate changes on cash	39	(256)

Increase (decrease) in cash and cash equivalents	(1,490)	3,931

Cash and cash equivalents, beginning of period	33,453	8,571

Cash and cash equivalents, end of period	$ 31,963	$ 12,502

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet of OYO Geospace Corporation and its subsidiaries (the “Company”) at September 30, 2010 was derived from the Company’s audited consolidated financial statements at that date. The consolidated balance sheet at December 31, 2010 and the consolidated statements of operations for the three months ended December 31, 2010 and 2009, and the consolidated statements of cash flows for the three months ended December 31, 2010 and 2009 were prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows were made. The results of operations for the three months ended December 31, 2010 are not necessarily indicative of the operating results for a full year or of future operations.

Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America were omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt investments purchased with an original or remaining maturity at the time of purchase of three months or less to be cash equivalents.

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

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company does not modify its normal billing and credit terms for these types of sales. As of December 31, 2010 and 2009, there were no sales under bill and hold arrangements.

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

Product Warranties

The Company offers a standard product warranty obligating it to repair or replace equipment with manufacturing defects. The Company maintains a reserve for future warranty costs based on historical experience or, in the absence of historical product experience, management’s estimates. Changes in the warranty reserve are reflected in the following table (in thousands):

Balance at the beginning of the period (October 1, 2010)	$1,378
Accruals for warranties issued during the period	630
Accruals related to pre-existing warranties (including changes in estimates)	--
Settlements made (in cash or in kind) during the period	(508)

Balance at the end of the period (December 31, 2010)	$1,500

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

The following table summarizes the calculation of net earnings and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings per share (in thousands, except share and per share data):

	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009
Net earnings available to common stockholders	$ 8,213	$ 1,101

Weighted average common shares and common share equivalents:
Common shares used in basic earnings per share	6,118,666	6,013,146
Common share equivalents outstanding related to stock options	188,052	164,314

Total weighted average common shares and common share equivalents used in diluted earnings per share	6,306,718	6,177,460

Basic earnings per common share	$1.34	$0.18

Diluted earnings per common share	$ 1.30	$ 0.18

Options totaling 43,000 and 9,450 shares of common stock for the three months ended December 31, 2010 and 2009, respectively, were excluded from the computation of weighted average shares because the impact of considering these options was antidilutive.

3.	Comprehensive Income

Comprehensive income includes all changes in a company’s equity, except those resulting from investments by and distributions to stockholders. The following table summarizes the components of comprehensive income (in thousands):

	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009

Net income	$ 8,213	$ 1,101

Foreign currency translation adjustments	(36)	109

Total comprehensive income	$ 8,177	$ 1,210

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4.	Trade Accounts and Notes Receivable

Current trade accounts and notes receivable are reflected in the following table (in thousands):

	December 31, 2010	September 30, 2010

Trade accounts receivable	$ 26,621	$ 19,441
Allowance for doubtful accounts	(308)	(334)

	$ 26,313	$ 19,107

The allowance for doubtful accounts represents the Company’s best estimate of probable credit losses. The Company determines the allowance based upon historical experience and a review of its balances. Accounts receivable balances are charged off against the allowance whenever it is probable that the receivable will not be recoverable.

At December 31, 2010 and September 30, 2010, the Company’s current notes receivable was $2.2 million and $2.4 million, respectively. The Company also had notes receivable of $5.6 million and $6.1 million classified as long-term at December 31, 2010 and September 30, 2010, respectively. The Company had a reserve for doubtful notes of zero at December 31, 2010 and September 30, 2010. Notes receivable are generally collateralized by the products sold and bear interest at rates ranging up to 11.3% per year.

5.	Inventories

Inventories consist of the following (in thousands):

	December 31, 2010	September 30, 2010

Finished goods	$ 11,034	$ 11,211
Work-in-process	9,242	7,166
Raw materials	38,059	35,663
Obsolescence reserve	(8,132)	(6,645)

	$ 50,203	$ 47,395

The Company’s reserve for slow moving and obsolete inventories is analyzed and adjusted periodically to reflect the Company’s best estimate of the net realizable value of such inventories.

During the three months ended December 31, 2010 and 2009, the Company transferred $0.1 million and $0.3 million, respectively, of inventories to its rental equipment fleet.

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

The following table summarizes the Company’s segment information (in thousands):

	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009

Net sales:
Seismic	$ 39,475	$ 22,827
Thermal Solutions	3,423	3,294
Corporate	203	195

Total	$ 43,101	$ 26,316

Income (loss) from operations:
Seismic	$ 13,895	$ 3,320
Thermal Solutions	156	390
Corporate	(2,254)	(1,974)

Total	$ 11,797	$ 1,736

7.  Credit Agreement

On November 22, 2004, several of the Company’s subsidiaries entered into a credit agreement (the “Original Credit Agreement”) with a bank. The Original Credit Agreement has been amended periodically since 2004, and most recently on April 30, 2009 (as so amended, the “Credit Agreement”). Under the Credit Agreement, the Company’s borrower subsidiaries can borrow up to $25.0 million principally secured by their accounts receivable, inventories and equipment. The Credit Agreement expires on April 30, 2011. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial ratios, restricts the Company and its subsidiaries’ ability to pay dividends and contains other covenants customary in agreements of this type. At December 31, 2010, the Company was in compliance with all covenants. The interest rate for borrowings under the Credit Agreement is a LIBOR based rate with a margin spread of 300-400 basis points depending upon the maintenance of certain ratios. At December 31, 2010, the interest rate was 3.3%. At December 31, 2010, there were no borrowings outstanding under the Credit Agreement, standby letters of credit outstanding in the amount of $0.3 million and additional borrowings available of $24.7 million.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8.  Income Taxes

The United States statutory tax rate for the three months ended December 31, 2010 and 2009 was 35% and 34%, respectively. The Company’s effective tax rates for the three months ended December 31, 2010 and 2009 were 31.2% and 30.3%, respectively. The Company’s effective tax rate for the three months ended December 31, 2010 benefited from a manufacturers’/producers’ deduction available to U.S. manufacturers. In addition, as a result of the recent extension of the research and experimentation tax credit by the United States Congress, the Company recognized a tax benefit of $155,000 for the three months ended December 31, 2010, which related to the fiscal year ended September 30, 2010. The Company’s effective tax rate for the three months ended December 31, 2009 benefited from the revaluation of a tax loss carryback for the Company’s Canadian subsidiary.

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

9.   Legal Proceedings

On July 8, 2009, the Company received a complaint filed in the United States District Court in Nevada alleging that the Geospace Seismic Recorder (“GSR”), the Company’s newly developed wireless data acquisition system, infringes a patent held by Ascend Geo, LLC (“Ascend”). The Company requested and was granted a change in venue to the United States District Court for the Southern District of Texas in Houston (the “Court”). In addition to monetary damages, Ascend requested a preliminary injunction against future sales by the Company of the GSR nodal system. The Company filed its response with the Court requesting that it deny Ascend’s request for a preliminary injunction and, on November 4, 2009, the Court denied Ascend’s request for a preliminary injunction. The Company strongly believes that the GSR nodal system does not infringe Ascend’s patent. The Company also strongly believes that Ascend’s patent is not valid and petitioned the United States Patent and Trademark Office (“PTO”) to re-examine its validity. On May 20, 2010, the PTO examiner found all claims to be invalid. On September 17, 2010, Ascend filed a notice of appeal to the Board of Patent Appeals and Interferences, but failed to file an appeal brief. Accordingly, on January 4, 2011, the PTO issued a notice that all claims of Ascend’s patent are to be cancelled. Also on January 4, 2011, the Court dismissed Ascend’s case with prejudice and is now considering the Company’s request to have Ascend reimburse the Company’s attorney’s fees and expenses. According to Ascend’s website, it ceased business operations on July 15, 2010.

10.   Early Extinguishment of Debt

On December 15, 2010 the Company paid off a long-term mortgage note with a principal balance outstanding of $7.7 million. The Company was not required to pay any additional fees as a result of the early extinguishment of the mortgage note.

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

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein, if any, contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “intend”, “expect”, “plan”, “budget”, “forecast”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue”, “evaluating” or similar words. Statements that contain these words should be read carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other forward-looking information. These forward-looking statements reflect our best judgment about future events and trends based on the information currently available to us. However, there will likely be events in the future that we are not able to predict or control. The factors listed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, as well as other cautionary language in such Annual Report on Form 10-K and this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this Quarterly Report on Form 10-Q could have a material adverse effect on our business, results of operations and financial position, and actual events and results of operations may vary materially from our current expectations.

Industry Overview

OYO Geospace Corporation is a Delaware corporation incorporated on September 13, 1997. Unless otherwise specified, the discussion in this Quarterly Report on Form 10-Q refers to OYO Geospace Corporation and its subsidiaries. We design and manufacture instruments and equipment used in the acquisition and processing of seismic data as well as in the characterization and monitoring of producing oil and gas reservoirs. Demand for our products has been, and will likely continue to be, vulnerable to downturns in the economy and the oil and gas industry in general. During most of fiscal year 2010, oil and natural gas prices remained at fairly consistent levels, but during fiscal years 2009 and 2008 there was substantial volatility in oil and natural gas prices. Please refer to the risks discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010 for more information.

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

During fiscal year 2008, we announced the development of a land-based wireless (or nodal) data acquisition system. Each nodal station operates independently and therefore can be deployed in virtually unlimited channel configurations. Rather than utilizing interconnecting cables as required by most traditional land data acquisition systems, each nodal station operates as an independent data collection system. As a result, our nodal system requires less maintenance, which we believe allows our customers to operate more effectively and efficiently because of its reduced environmental impact, lower weight and ease of operation. Our nodal system is designed into configurations ranging from one to four channels per station. Since its introduction, we have sold and delivered over 50,000 channels of our land-based nodal acquisition system. We also have over 9,000 additional channels available for rent by our customers and we intend to increase our rental fleet up to 30,000 total channels in fiscal year 2011.

In October 2009, we introduced a marine-based nodal data acquisition system. Similar to our land nodal system, the marine nodal system can be deployed in virtually unlimited channel configurations and does not require interconnecting cables between each station. Our deepwater versions of this nodal system can be deployed in depths of up to 3,000 meters.

Our wholly-owned subsidiary in the Russian Federation manufactures international standard geophones, sensors, seismic leader wire, seismic telemetry cables and related seismic products for customers in the Russian Federation and other international seismic marketplaces. Operating in foreign locations involves certain risks as discussed under the heading “Risk Factors – Our Foreign Subsidiaries and Foreign Marketing Efforts Face Additional Risks and Difficulties” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

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

Incentive Compensation Program

We adopted an incentive compensation program for fiscal year 2011 whereby most employees will be eligible to begin earning incentive compensation if the Company reaches a five percent pretax return on stockholders’ equity, determined as of September 30, 2010. To be eligible to participate in this incentive compensation program, employees must participate in our Core Values Program. Based on our experience in prior years, we expect one hundred percent of our eligible employees to participate in the Core Values Program. The incentive compensation program does not apply to the employees of our Russian subsidiary as such employees participate in a locally administered bonus program. Certain non-executive employees are required to achieve specific goals to earn a significant portion of their total incentive compensation award. Any bonus awards earned under this program in fiscal year 2011 will be paid out to eligible employees after the end of the fiscal year.

Upon reaching the five percent threshold under this proposed program, an incentive compensation accrual will be established equal to 14.5 percent of the amount of any consolidated pretax profits above the five percent pretax return threshold. The maximum aggregate bonus available under the program for fiscal year 2011 is $3.5 million. Under this program, for the three months ended December 31, 2010 and 2009, we had accrued $1.7 million and $19,000, respectively, of incentive compensation expense.

Consolidated Results of Operations

We report and evaluate financial information for two segments: Seismic and Thermal Solutions. Summary financial data by business segment follows (in thousands):

	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009

Seismic
Seismic exploration product sales	$ 34,064	$ 19,046
Reservoir product sales and services	3,425	2,098
Industrial product sales	1,986	1,683

Total seismic sales	39,475	22,827
Operating income	13,895	3,320

Thermal Solutions
Net sales	3,423	3,294
Operating income	156	390

Corporate
Net sales	203	195
Operating loss	(2,254)	(1,974)

Consolidated Totals
Net sales	43,101	26,316
Operating income	11,797	1,736

Overview

Three months ended December 31, 2010 compared to three months ended December 31, 2009

Consolidated sales for the three months ended December 31, 2010 increased by $16.8 million, or 63.8%, from the corresponding period of the prior fiscal year. This increase reflects a substantial increase in sales and rentals of our seismic products.

Consolidated gross profits for the three months ended December 31, 2010 increased by $11.9 million, or 166.6%, from the corresponding period of the prior fiscal year. This increase resulted from increased sales and rentals, and an improved product mix when compared to the three months ended December 31, 2009.

Consolidated operating expenses for the three months ended December 31, 2010 increased by $1.9 million, or 34.5%, from the corresponding period of the prior fiscal year. Incentive compensation expenses increased by $1.2 million during the three months ended December 31, 2010 due to the improvement in our pretax earnings. In addition, we increased our product development expenditures by $0.5 million from the corresponding period of the prior year.

Other income (expense) for the three months ended December 31, 2010 increased by $0.3 million from the corresponding period of the prior fiscal year. The increase in other income primarily resulted from (i) lower levels of interest expense resulting from lower levels of long-term debt, (ii) higher interest income from increasing levels of cash investments, (iii) higher foreign exchange gains on intercompany transactions, and (iv) a fee of $142,000 incurred during the three months ended December 31, 2009 from the early extinguishment of debt.

The United States statutory tax rate for the three months ended December 31, 2010 and 2009 was 35% and 34%, respectively. The effective tax rates for the three months ended December 31, 2010 and 2009 were 31.2% and 30.3%, respectively. The effective tax rate for the three months ended December 31, 2010 benefited from a manufacturers’/producers’ deduction available to U.S. manufacturers. In addition, as a result of the recent extension of the research and experimentation tax credit by the United States Congress, we recognized a tax benefit of $155,000 for the three months ended December 31, 2010, which related to the fiscal year ended September 30, 2010. Our effective tax rate for the three months ended December 31, 2009 benefited from the revaluation of a tax loss carryback for our Canadian subsidiary.

Seismic Products

Net Sales

Sales of our seismic products for the three months ended December 31, 2010 increased by $16.6 million, or 72.9%, from the corresponding period of the prior fiscal year. The sales increase reflects (i) a strong demand for our wireless data acquisition system, our marine products and our seismic reservoir products and (ii) improving conditions in our Canadian and Russian operations.

Operating Income

Our operating income associated with sales of our seismic products for the three months ended December 31, 2010 increased by $10.6 million, or 318.5%, from the corresponding period of the prior fiscal year. The higher income resulted primarily from the increased product sales and rentals combined with a more favorable product mix. Such income was partially offset by (i) $1.3 million of additional incentive compensation expense and (ii) $1.1 million of additional inventory obsolescence expense due to the aging of certain inventories.

Thermal Solutions Products

Net Sales

Sales of our thermal solutions products for the three months ended December 31, 2010 increased by $0.1 million, or 3.9%, from the corresponding period of the prior fiscal year. This increase was primarily due to increased sales of thermal imaging equipment. We consider this small increase to be normal due to recurring fluctuations in product sales volume and not associated with any long-term trend.

Operating Income

Our operating income associated with sales of our thermal solutions products for the three months ended December 31, 2010 decreased $0.2 million, or 60.0%, from the corresponding period of the prior fiscal year. The decrease in operating income resulted from (i) increased incentive compensation expenses relative to the improvement in our consolidated results, and (ii) increased charges for inventory obsolescence expense due to the aging of certain inventories.

Liquidity and Capital Resources

At December 31, 2010, we had $32.0 million in cash and cash equivalents. For the three months ended December 31, 2010, we generated approximately $7.7 million of cash in operating activities. Sources of cash generated in our operating activities resulted from net income of $8.2 million. Additional sources of cash included net non-cash charges of $2.9 million for deferred income tax benefit, depreciation, amortization, stock-based compensation, inventory obsolescence and bad debts. Other sources of cash included (i) a $6.5 million increase in accounts payable due to increased purchases of raw materials, (ii) a $1.8 million increase in deferred revenue due to the collection of advanced payments from our customers, and (iii) a $1.7 million increase in income tax payable resulting from income taxes owed on increased pretax profits. These sources of cash were offset by (i) a $6.4 million increase in trade accounts and notes receivable primarily resulting from increased sales, (ii) a $4.5 million increase in inventories resulting from increased product orders and demand for rental equipment, and (iii) a $1.8 million decrease in accrued expenses and other primarily resulting from the payment of fiscal year 2010 incentive compensation.

Throughout fiscal years 2009 and 2010, we made substantial efforts to reduce our inventory levels in order to meet declining levels of product demand for our traditional seismic products and to generate cash flows to reduce our outstanding indebtedness. Due to significant demand for new products like our wireless data acquisition system, and our intention to increase our rental fleet of wireless equipment, we are strategically increasing certain product inventories to meet this demand. However, we continue to be subject to high levels of inventory obsolescence expense for our older and slower moving traditional products. We are giving substantial attention to the management of our inventories in this area.

For the three months ended December 31, 2010, we used approximately $1.8 million of cash in investing activities for capital expenditures. In addition, we transferred $0.1 million of inventories to our rental equipment during fiscal year 2011 which had a non-cash impact. Due to high demand for our wireless rental equipment, we estimate that our total capital expenditures in fiscal year 2011 could be approximately $20.0 million, including non-cash additions to our rental fleet. We expect these capital expenditures will be financed from our cash on hand, internal cash flow and/or from borrowings under our Credit Agreement.

For the three months ended December 31, 2010, we used approximately $7.5 million of cash in financing activities. These uses of cash included a $7.7 million principal payment for the early pay-off of a mortgage. These uses of cash were offset by $0.1 million of cash proceeds received from the exercise of stock options and a $0.1 million tax benefit related to such exercised stock options.

On November 22, 2004, several of our subsidiaries entered into a credit agreement (the “Original Credit Agreement”) with a bank. The Original Credit Agreement has been amended periodically since 2004, and most recently on April 30, 2009 (as so amended, the “Credit Agreement”). Under the Credit Agreement, our borrower subsidiaries can borrow up to $25.0 million principally secured by their accounts receivable, inventories and equipment. The Credit Agreement expires on April 30, 2011. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial ratios, restricts our and our subsidiaries’ ability to pay dividends and contains other covenants customary in agreements of this type. We believe the most restrictive covenants in the Credit Agreement are (i) the fixed charge coverage ratio of EBITDA to certain charges, and (ii) the cash flow leverage ratio of total borrowings (excluding real estate borrowings) to adjusted EBITDA. We believe these covenants are more restrictive than covenants contained in the Credit Agreement as in effect prior to the April 30, 2009 amendment, and future borrowings available under the Credit Agreement could be limited or completely restricted if future operating results deteriorate. The interest rate for borrowings under the Credit Agreement is a LIBOR based rate with a margin spread of 300-400 basis points depending upon the maintenance of certain ratios. At December 31, 2010, there were no borrowings outstanding under the Credit Agreement, standby letters of credit outstanding in the amount of $0.3 million and additional borrowings available of $24.7 million.

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

We do not modify our normal billing and credit terms for these types of sales. As of December 31, 2010 and 2009, we had no sales under bill and hold arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We do not have any market risk as to market risk sensitive instruments entered into for trading purposes and have only very limited risk as to arrangements entered into other than for trading purposes. Further, we do not engage in commodity or commodity derivative instrument purchasing or selling transactions. Because of the inherently unpredictability of foreign currency rates and interest rates, as well as other factors, actual results could differ materially from those projected in this Item.

Foreign Currency and Operations Risk

One of our wholly-owned subsidiaries, OYO-GEO Impulse, is located in the Russian Federation. Therefore, our financial results may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions in the Russian Federation or changes in its political climate. Our consolidated balance sheet at December 31, 2010 reflected approximately $4.9 million of net working capital related to OYO-GEO Impulse. For third-party transactions, OYO-GEO Impulse both receives its income and pays its expenses primarily in rubles. To the extent that transactions of OYO-GEO Impulse are settled in rubles, a devaluation of the ruble versus the U.S. dollar could reduce any contribution from OYO-GEO Impulse to our consolidated results of operations and total comprehensive income as reported in U.S. dollars. We do not hedge the market risk with respect to our operations in the Russian Federation; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of rubles versus U.S. dollars to the extent such disruptions result in any reduced valuation of OYO-GEO Impulse’s net working capital or future contributions to our consolidated results of operations. At December 31, 2010, the foreign exchange rate of the U.S. dollar to the ruble was 1:30.5. If the U.S. dollar versus ruble exchange rate were to decline by ten percent, our working capital could decline by $0.5 million.

Foreign Currency Intercompany Accounts

From time to time, we provide access to capital to our foreign subsidiaries through U.S. dollar denominated interest bearing promissory notes. Such funds are generally used by our foreign subsidiaries to purchase capital assets and for general working capital needs. In addition, we sell products to our foreign subsidiaries in U.S. dollars on trade credit terms. Because these U.S. dollar denominated intercompany debts are accounted for in the local currency of our foreign subsidiaries, any appreciation or devaluation of such foreign currencies against the U.S. dollar will result in a gain or loss, respectively, to our consolidated statement of operations. At December 31, 2010, we had outstanding accounts receivable of $7.8 million and $0.2 million from our subsidiaries in Canada and the Russian Federation, respectively. At December 31, 2010, the foreign exchange rate of the U.S. dollar to the Canadian Dollar was 1:1.0 and the foreign exchange rate of the U.S. dollar to ruble was 1:30.5. If the U.S. dollar exchange rate were to strengthen by ten percent against these foreign currencies, we would recognize foreign exchange losses of $0.8 million in Canada and $16,000 in the Russian Federation.

Floating Interest Rate Risk

The Credit Agreement contains a floating interest rate, which subjects us to the risk of increased interest costs associated with any upward movements in bank market interest rates. Under the Credit Agreement as most recently amended, our borrowing interest rate is a LIBOR based rate plus 250-350 basis points. As of December 31, 2010, we had no borrowings under the Credit Agreement.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of December 31, 2010 of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2010.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item is contained in Financial Note 9, “Legal Proceedings,” in the Financial Notes in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors disclosure included in our Annual Report on Form 10-K for the year ended September 30, 2010 filed with the SEC on December 12, 2010.

Item 6. Exhibits

The following exhibits are filed with this Report on Form 10-Q.

10.1	OYO Geospace Corporation Fiscal Year 2011 Bonus Plan.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OYO GEOSPACE CORPORATION

Date: February 4, 2011	By: /s/ Gary D. Owens
Gary D. Owens, Chairman of the Board
President and Chief Executive Officer
(duly authorized officer)

Date: February 4, 2011	By: /s/ Thomas T. McEntire
Thomas T. McEntire
Chief Financial Officer and Secretary
(principal financial officer)