Form 10-Q
period 2011-03-31
OYO GEOSPACE CORP
filed 2011-05-06
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 6,256,892 shares of the Registrant’s Common Stock outstanding as of the close of business on May 2, 2011.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2011	September 30, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,028	$33,453
Trade accounts receivable, net	35,348	19,107
Current portion of notes receivable, net	2,826	2,400
Inventories, net	59,160	47,395
Deferred income tax asset	6,084	4,542
Other current assets	2,394	3,089

Total current assets	129,840	109,986

Rental equipment, net	14,611	8,003
Property, plant and equipment, net	35,543	33,988
Patents, net	438	558
Goodwill	1,843	1,843
Non-current deferred income tax asset	514	754
Non-current notes receivable, net	4,840	6,131
Other assets	801	2,233

Total assets	$188,430	$163,496

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable and current maturities of long-term debt	$—	$440
Accounts payable trade	14,408	3,809
Accrued expenses and other current liabilities	9,612	10,793
Deferred revenue	1,472	1,311
Income tax payable	3,708	2,056

Total current liabilities	29,200	18,409

Long-term debt, net of current maturities	—	7,260
Non-current deferred income tax liabilities	1,521	1,241

Total liabilities	30,721	26,910

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock	62	61
Additional paid-in capital	50,582	47,059
Retained earnings	106,537	89,622
Accumulated other comprehensive income (loss)	528	(156)

Total stockholders’ equity	157,709	136,586

Total liabilities and stockholders’ equity	$188,430	$163,496

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010

Sales	$50,696	$30,781	$93,797	$57,097
Cost of sales	29,012	20,492	53,020	39,647

Gross profit	21,684	10,289	40,777	17,450

Operating expenses:
Selling, general and administrative	5,308	3,974	9,750	7,713
Research and development	3,225	2,269	6,165	3,997
Bad debt expense (recovery)	103	(378)	33	(420)

Total operating expenses	8,636	5,865	15,948	11,290

Gain (loss) on disposal of equipment	—	(184)	16	(184)

Income from operations	13,048	4,240	24,845	5,976

Other income (expense):
Interest expense	—	(51)	(43)	(135)
Interest income	67	51	129	102
Foreign exchange gains (losses)	(94)	54	46	104
Other, net	(17)	6	(37)	(168)

Total other income (expense), net	(44)	60	95	(97)

Income before income taxes	13,004	4,300	24,940	5,879
Income tax expense	4,302	1,492	8,025	1,970

Net income	$8,702	$2,808	$16,915	$3,909

Basic earnings per share	$1.41	$0.47	$2.75	$0.65

Diluted earnings per share	$1.38	$0.45	$2.70	$0.63

Weighted average shares outstanding - Basic	6,166,290	6,028,416	6,142,197	6,020,697

Weighted average shares outstanding - Diluted	6,297,254	6,227,083	6,265,181	6,203,880

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended March 31, 2011	Six Months Ended March 31, 2010

Cash flows from operating activities:
Net income	$16,915	$3,909
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax benefit	(1,288)	(811)
Depreciation	3,532	2,823
Amortization	158	142
Stock-based compensation expense	374	162
Bad debt expense (recovery)	33	(420)
Inventory obsolescence expense	2,373	1,083
Excess tax benefit from share-based compensation	(1,688)	(207)
Loss on early extinguishment of debt	—	137
Gain (loss) on disposal of property, plant and equipment	(16)	184
Effects of changes in operating assets and liabilities:
Trade accounts and notes receivable	(15,214)	1,685
Inventories	(14,028)	3,799
Other current assets	734	786
Accounts payable	10,578	(2,292)
Accrued expenses and other	2,056	169
Deferred revenue	128	234
Income tax payable	1,651	1,266

Net cash provided by operating activities	6,298	12,649

Cash flows from investing activities:
Proceeds from the sale of property, plant and equipment	1	11
Capital expenditures	(11,475)	(466)

Net cash used in investing activities	(11,474)	(455)

Cash flows from financing activities:
Principal payments on mortgage loans	(7,700)	(1,628)
Penalty for early extinguishment of debt	—	(137)
Excess tax benefit from share-based compensation	1,688	207
Proceeds from exercise of stock options	1,433	558

Net cash used in financing activities	(4,579)	(1,000)

Effect of exchange rate changes on cash	330	(38)

Increase (decrease) in cash and cash equivalents	(9,425)	11,156

Cash and cash equivalents, beginning of period	33,453	8,571

Cash and cash equivalents, end of period	$24,028	$19,727

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet of OYO Geospace Corporation and its subsidiaries (the “Company”) at September 30, 2010 was derived from the Company’s audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 2011 and the consolidated statements of operations for the three and six months ended March 31, 2011 and 2010 and the consolidated statements of cash flows for the six months ended March 31, 2011 and 2010 were prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows were made. The results of operations for the three and six months ended March 31, 2011 are not necessarily indicative of the operating results for a full year or of future operations.

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

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company does not modify its normal billing and credit terms for these types of sales. As of March 31, 2011 and 2010, there were no sales under bill and hold arrangements.

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

Product Warranties

The Company offers a standard product warranty obligating it to repair or replace equipment with manufacturing defects. The Company maintains a reserve for future warranty costs based on historical experience or, in the absence of historical product experience, management’s estimates. Changes in the warranty reserve are reflected in the following table (in thousands):

Balance at the beginning of the period (October 1, 2010)	$1,378
Accruals for warranties issued during the period	1,838
Accruals related to pre-existing warranties (including changes in estimates)	—
Settlements made (in cash or in kind) during the period	(1,089)

Balance at the end of the period (March 31, 2011)	$2,127

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

The following table summarizes the calculation of net earnings and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings per share (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010

Net earnings available to common stockholders	$8,702	$2,808	$16,915	$3,909

Weighted average number of common share equivalents:
Common shares used in basic earnings per share	6,166,290	6,028,416	6,142,197	6,020,697
Common share equivalents outstanding related to stock options	130,964	198,667	122,984	183,183

Total weighted average common shares and common share equivalents used in diluted earnings per share	6,297,254	6,227,083	6,265,181	6,203,880

Basic earnings per common share	$1.41	$0.47	$2.75	$0.65

Diluted earnings per common share	$1.38	$0.45	$2.70	$0.63

Options totaling zero and 20,000 shares of common stock for the three and six months ended March 31, 2011 and 2010, respectively, were excluded from the computation of weighted average shares because the impact of considering these options was antidilutive.

3.	Comprehensive Income

Comprehensive income includes all changes in a company’s equity, except those resulting from investments by and distributions to stockholders. The following table summarizes the components of comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010

Net income	$8,702	$2,808	$16,915	$3,909

Foreign currency translation adjustments	720	241	684	350

Total comprehensive income	$9,422	$3,049	$17,599	$4,259

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4.	Trade Accounts and Notes Receivable

Current trade accounts receivable are reflected in the following table (in thousands):

	March 31, 2011	September 30, 2010

Trade accounts receivable	$35,796	$19,441
Allowance for doubtful accounts	(448)	(334)

	$35,348	$19,107

The allowance for doubtful accounts represents the Company’s best estimate of probable credit losses. The Company determines the allowance based upon historical experience and a review of its balances. Accounts receivable balances are charged off against the allowance whenever it is probable that the receivable will not be recoverable.

Current notes receivable are reflected in the following table (in thousands):

	March 31, 2011	September 30, 2010

Current notes receivable	$2,826	$2,400
Allowance for doubtful notes	—	—

	$2,826	$2,400

Non-current notes receivable are reflected in the following table (in thousands):

	March 31, 2011	September 30, 2010

Non-current notes receivable	$4,840	$6,131
Allowance for doubtful notes	—	—

	$4,840	$6,131

Notes receivable are generally collateralized by the products sold and bear interest at rates ranging up to 14.5% per year.

5.	Inventories

Inventories consist of the following (in thousands):

	March 31, 2011	September 30, 2010

Finished goods	$12,814	$11,211
Work-in-process	12,224	7,166
Raw materials	43,125	35,663
Obsolescence reserve	(9,003)	(6,645)

	$59,160	$47,395

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company’s reserve for slow moving and obsolete inventories is analyzed and adjusted periodically to reflect the Company’s best estimate of the net realizable value of such inventories.

During the six months ended March 31, 2011 and 2010, the Company transferred $0.2 million and $0.4 million, respectively, of inventories to its rental equipment fleet.

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

The following table summarizes the Company’s segment information (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010

Net sales:
Seismic	$47,152	$27,414	$86,627	$50,241
Thermal solutions	3,353	3,156	6,776	6,450
Corporate	191	211	394	406

Total	$50,696	$30,781	$93,797	$57,097

Income (loss) from operations:
Seismic	$15,830	$6,294	$29,725	$9,614
Thermal solutions	(65)	(48)	91	342
Corporate	(2,717)	(2,006)	(4,971)	(3,980)

Total	$13,048	$4,240	$24,845	$5,976

7.	Credit Agreement

On March 2, 2011, the Company entered into a new credit agreement (as amended, the “New Credit Agreement”) with a bank. Under the New Credit Agreement, the Company can borrow up to $25.0 million principally secured by its accounts receivable, inventories and equipment. In addition, certain domestic subsidiaries of the Company have guaranteed the obligations of the Company under the New Credit Agreement and such subsidiaries have secured the obligations by the pledge of certain of the assets of such subsidiaries. The New Credit Agreement expires on March 2, 2014. The New Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial ratios, restricts the Company and its subsidiaries’ ability to pay dividends and contains other covenants customary in agreements of this type. The interest rate for borrowings under the New Credit Agreement is a LIBOR based rate with a margin spread of 250-350 basis points depending upon the maintenance of certain ratios. At March 31, 2011, the interest rate was 2.8%. At March 31, 2011, there were no borrowings outstanding under the New Credit Agreement and additional borrowings available were $25.0 million.

Prior to entering into the New Credit Agreement, several of the Company’s subsidiaries were a party to a credit agreement (the “Previous Credit Agreement”) with a bank, and could borrow up to $25.0 million secured

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

principally by the subsidiaries’ accounts receivable and inventories. The Previous Credit Agreement, as amended, was scheduled to expire on April 11, 2011; however, this agreement was terminated on March 2, 2011 and replaced by the New Credit Agreement. Borrowings under the Previous Credit Agreement were subject to borrowing base restrictions based on levels of eligible accounts receivable and inventories. The Previous Credit Agreement limited the incurrence of additional indebtedness, required the maintenance of certain financial amounts, restricted the Company’s and the borrower subsidiaries’ ability to pay dividends and contained other covenants customary in agreements of this type.

8.	Income Taxes

The United States statutory tax rate applicable to the Company for the three months and six months ended March 31, 2011 and 2010 was 35% and 34%, respectively. The Company’s effective tax rates for the three months ended March 31, 2011 and 2010 were 33.1% and 34.7%, respectively. The Company’s effective tax rates for the six months ended March 31, 2011 and 2010 were 32.2% and 33.5%, respectively. Despite the lower statutory rate applicable to the Company’s taxable income in fiscal year 2010, the higher effective tax rate during each of the periods ended March 31, 2010 primarily resulted from the delay by the United States Congress of the extension of the research and experimentation tax credit to periods beyond calendar year 2009. As a result of this delay, the Company was prohibited from recognizing approximately $150,000 of such tax credits during calendar year 2010. Recently, the United States Congress extended the research and experimentation tax credit program through December 2012. During fiscal year 2011, the Company has recognized research and experimentation tax credits applicable to each quarterly period in fiscal year 2011, as well as the $150,000 of credits earned, but not recognized, in fiscal year 2010.

From time to time the Company is the subject of audits by various tax authorities that can result in claims and assessments and additional tax payments, penalties and interest. The United States Internal Revenue Service is in the process of conducting an audit of the Company’s United States Federal income tax returns for fiscal years 2009, 2008 and 2007. Management believes that the outcome of such audit will not have a material effect on the Company’s financial position, results of operations or cash flows.

9.	Legal Proceedings

On July 8, 2009, the Company received a complaint filed in the United States District Court in Nevada alleging that the Geospace Seismic Recorder (“GSR”), the Company’s newly developed wireless data acquisition system, infringes a patent held by Ascend Geo, LLC (“Ascend”). The Company requested and was granted a change in venue to the United States District Court for the Southern District of Texas in Houston (the “Court”). In addition to monetary damages, Ascend requested a preliminary injunction against future sales by the Company of the GSR nodal system. The Company filed its response with the Court requesting that it deny Ascend’s request for a preliminary injunction and, on November 4, 2009, the Court denied Ascend’s request for a preliminary injunction. On January 4, 2011, the Court dismissed Ascend’s case with prejudice. On April 5, 2011, the U.S. Patent and Trademark Office cancelled all claims of Ascend’s patent. The Court denied the Company’s request for reimbursement of legal expenses.

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

During fiscal year 2008, we announced the development of a land-based wireless (or nodal) data acquisition system. Each nodal station operates independently and therefore can be deployed in virtually unlimited channel configurations. Rather than utilizing interconnecting cables as required by most traditional land data acquisition systems, each nodal station operates as an independent data collection system. As a result, our nodal system requires less maintenance, which we believe allows our customers to operate more effectively and efficiently because of its reduced environmental impact, lower weight and ease of operation. Our nodal system is designed into configurations ranging from one to four channels per station. Since its introduction, we have sold and delivered over 62,000 channels of our land-based nodal acquisition system. We also have over 24,000 additional channels available for rent to our customers and we intend to increase our rental fleet up to 30,000 total channels in fiscal year 2011 pending additional demand by our customers.

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

Upon reaching the five percent threshold under this proposed program, an incentive compensation accrual will be established equal to 14.5 percent of the amount of any consolidated pretax profits above the five percent pretax return threshold. The maximum aggregate bonus available under the program for fiscal year 2011 is $3.5 million. Under this program, for the six months ended March 31, 2011 and 2010, we had accrued $3.5 million and $0.6 million, respectively, of incentive compensation expense.

Consolidated Results of Operations

We report and evaluate financial information for two segments: Seismic and Thermal Solutions. Summary financial data by business segment follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Seismic
Exploration product revenue	$37,902	$25,086	$71,966	$44,133
Reservoir product and service revenue	6,892	324	10,317	2,422
Industrial product revenue	2,358	2,004	4,344	3,686

Total seismic revenues	47,152	27,414	86,627	50,241
Operating income	15,830	6,294	29,725	9,614

Thermal Solutions
Revenue	3,353	3,156	6,776	6,450
Operating income (loss)	(65)	(48)	91	342

Corporate
Revenue	191	211	394	406
Operating loss	(2,717)	(2,006)	(4,971)	(3,980)

Consolidated Totals
Revenue	50,696	30,781	93,797	57,097
Operating income	13,048	4,240	24,845	5,976

Overview

Three and six months ended March 31, 2011 compared to three and six months ended March 31, 2010

Consolidated sales for the three months ended March 31, 2011 increased by $19.9 million, or 64.7%, from the corresponding period of the prior fiscal year. Consolidated sales for the six months ended March 31, 2011 increased by $36.7 million, or 64.3%, from the corresponding period of the prior fiscal year. This increase reflects a substantial increase in sales and rentals of our seismic products.

Consolidated gross profits for the three months ended March 31, 2011 increased by $11.4 million, or 110.7%, from the corresponding period of the prior fiscal year. Consolidated gross profits for the six months ended March 31, 2011 increased by $23.3 million, or 133.7%, from the corresponding period of the prior fiscal year. This increase in consolidated gross profits resulted from (i) increased sales and rentals of seismic products, (ii) an improved product mix when compared to the six months ended March 31, 2010, and (iii) improved manufacturing productivity due to higher production output.

Consolidated operating expenses for the three months ended March 31, 2011 increased by $2.8 million, or 47.2%, from the corresponding period of the prior fiscal year. Consolidated operating expenses for the six months ended March 31, 2011 increased by $4.7 million, or 41.3%, from the corresponding period of the prior fiscal year. The increase in consolidated operating expenses resulted from (i) a general increase in expenses resulting from increased sales, (ii) improved pretax earnings giving rise to increased incentive compensation expenses of $0.8 million and $2.0 million during the three months and six months ended March 31, 2011, respectively, and (iii) increased product development expenditures of $0.5 million and $1.0 million for the three months and six months ended March 31, 2011, respectively.

Other income (expense) for the three months ended March 31, 2011 decreased by $0.1 million from the corresponding period of the prior fiscal year. The change resulted primarily from foreign exchange losses incurred during the three months ended March 31, 2011. Other income (expense) for the six months ended March 31, 2011 increased by $0.2 million from the corresponding period of the prior fiscal year. The increase in other income primarily resulted from (i) lower levels of interest expense resulting from lower levels of long-term debt, (ii) higher interest income from increasing levels of cash investments, and (iii) a fee of $142,000 incurred during the three months ended December 31, 2009 from the early extinguishment of debt.

The United States statutory tax rate applicable to us for the three months and six months ended March 31, 2011 and 2010 was 35% and 34%, respectively. Our effective tax rates for the three months ended March 31, 2011 and 2010 were 33.1% and 34.7%, respectively. Our effective tax rates for the six months ended March 31, 2011 and 2010 were 32.2% and 33.5%, respectively. Despite the lower statutory rate applicable to our taxable income in fiscal year 2010, the higher effective tax rate during each of the periods ended March 31, 2010 primarily resulted from the delay by the United States Congress of the extension of the research and experimentation tax credit to periods beyond calendar year 2009. As a result of this delay, we were prohibited from recognizing approximately $150,000 of such tax credits during calendar year 2010. Recently, the United States Congress extended the research and experimentation tax credit program through December 2012. During fiscal year 2011, we have recognized research and experimentation tax credits applicable to each quarterly period in fiscal year 2011, as well as the $150,000 of credits earned, but not recognized, in fiscal year 2010.

Seismic Products

Net Sales

Sales of our seismic products for the three months ended March 31, 2011 increased by $19.7 million, or 72.0%, from the corresponding period of the prior fiscal year. Sales of our seismic products for the six months ended March 31, 2011 increased by $36.4 million, or 72.4%, from the corresponding period of the prior fiscal year. The sales increase reflects (i) a strong product demand for our wireless data acquisition system, marine products, seismic reservoir products and equipment rentals and (ii) improving seismic market conditions in Canada and the Russian Federation.

Operating Income

Our operating income associated with sales of our seismic products for the three months ended March 31, 2011 increased by $9.5 million, or 151.5%, from the corresponding period of the prior fiscal year. Our operating income associated with sales of our seismic products for the six months ended March 31, 2011 increased by $20.1 million, or 209.2%, from the corresponding period of the prior fiscal year. The higher operating income resulted primarily from increased product sales and equipment rentals, improved factory productivity, and a more favorable product mix. The increase in operating income was partially offset by increased incentive compensation expenses resulting from higher levels of pretax income and additional charges for inventory obsolescence expense due to the aging of certain inventories.

Thermal Solutions Products

Net Sales

Sales of our thermal solutions products for the three months ended March 31, 2011 increased by $0.2 million, or 6.2%, from the corresponding period of the prior fiscal year. Sales of our thermal solutions products for the six months ended March 31, 2011 increased by $0.3 million, or 5.1%, from the corresponding period of the prior fiscal year. These increases were primarily due to general increases in the sales of thermal imaging equipment, accessories and film. We consider these small increases to be normal due to recurring fluctuations in product sales volume and not associated with any long-term trend.

Operating Income (Loss)

Our operating loss associated with sales of our thermal solutions products for the three months ended March 31, 2011 increased $17,000, or 35.4%, from the corresponding period of the prior fiscal year. Our operating income associated with sales of our thermal solutions products for the six months ended March 31, 2011 decreased $0.3 million, or 73.4%, from the corresponding period of the prior fiscal year. The decline in profitability in both periods resulted from increased incentive compensation expenses relative to the improvement in our consolidated financial results, and lower margins on product sales due to higher material costs.

Liquidity and Capital Resources

At March 31, 2011, we had $24.0 million in cash and cash equivalents. For the six months ended March 31, 2011, we generated approximately $6.3 million of cash in operating activities. Sources of cash generated in our operating activities resulted from net income of $16.9 million. Additional sources of cash included net non-cash charges of $5.2 million for deferred income tax benefit, depreciation, amortization, stock-based compensation, inventory obsolescence and bad debts. Other sources of cash included (i) a $10.6 million increase in accounts payable due to increased purchases of raw materials, (ii) a $2.1 million increase in accrued expenses and other primarily resulting from the full accrual of compensation under the fiscal year 2011 incentive compensation plan, (iii) a $1.7 million increase in income tax payable resulting from income taxes owed on our increased pretax profits, (iv) a $0.7 million decrease in other current assets resulting from a decrease in prepaid product purchases and (v) a $0.1 million increase in deferred revenue due to the collection of advanced payments from our customers. These sources of cash were offset by (i) a $15.2 million increase in trade accounts and notes receivable primarily resulting from increased sales, and particularly higher levels of sales occurring near the end of the second fiscal quarter, (ii) a $14.0 million increase in inventories due to the replenishment of low levels of GSR inventories, and increasing levels of work-in-process resulting from increased product orders and demand for rental equipment, and (iii) a $1.7 million increase in the excess tax benefit from share-based compensation resulting from increased stock option exercises.

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

For the six months ended March 31, 2011, we used approximately $11.5 million of cash in investing activities for capital expenditures. In addition, we transferred $0.2 million of inventories to our rental equipment during fiscal year 2011 which had a non-cash impact. Due to high demand for our wireless rental equipment, we estimate that our total capital expenditures in fiscal year 2011 could be approximately $20.0 million, including non-cash additions to our rental fleet. We expect these capital expenditures will be financed from our cash on hand, internal cash flow and/or from borrowings under our New Credit Agreement.

For the six months ended March 31, 2011, we used approximately $4.6 million of cash in financing activities. These uses of cash included a $7.7 million principal payment for the early pay-off of a mortgage. These uses of cash were offset by a $1.7 million tax benefit related to the exercise of stock options and $1.4 million of cash proceeds received from the exercise of such stock options.

On March 2, 2011, we entered into a new credit agreement (as amended, the “New Credit Agreement”) with a bank. Under the New Credit Agreement, we can borrow up to $25.0 million principally secured by our accounts receivable, inventories and equipment. In addition, certain of our domestic subsidiaries have guaranteed our obligations under the New Credit Agreement and such subsidiaries have secured the obligations by the pledge of certain of the assets of such subsidiaries. The New Credit Agreement expires on March 2, 2014. The New Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial ratios, restricts us and our subsidiaries’ ability to pay dividends and contains other covenants customary in agreements of this type. The interest rate for borrowings under the New Credit Agreement is a LIBOR based rate with a margin spread of 250-350 basis points depending upon the maintenance of certain ratios. At March 31, 2011, the interest rate was 2.8%. At March 31, 2011, there were no borrowings outstanding under the New Credit Agreement and additional borrowings available were $25.0 million.

Prior to entering into the New Credit Agreement, several of our subsidiaries were a party to a credit agreement (the “Previous Credit Agreement”) with a bank, and could borrow up to $25.0 million secured principally by the subsidiaries’ accounts receivable and inventories. The Previous Credit Agreement, as amended, was scheduled to expire on April 11, 2011, however this agreement was terminated on March 2, 2011 and replaced by the New Credit Agreement. Borrowings under the Previous Credit Agreement were subject to borrowing base restrictions based on levels of eligible accounts receivable and inventories. The Previous Credit Agreement limited the incurrence of additional indebtedness, required the maintenance of certain financial amounts, restricted the Company’s and the borrower subsidiaries’ ability to pay dividends and contained other covenants customary in agreements of this type.

We believe that our current cash balances, cash flow from operations and cash borrowings available under our credit facility will provide sufficient resources to meet our working capital liquidity needs for the next twelve months.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We consider many factors in selecting appropriate operational and financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. We continually evaluate our estimates, including those related to bad debt reserves, inventory obsolescence reserves, self-insurance reserves for medical expenses, product warranty reserves, intangible assets, stock-based compensation and deferred income tax assets. We base our estimates on historical experience and various other factors, including the impact from the current economic conditions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different conditions or assumptions.

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

We do not modify our normal billing and credit terms for these types of sales. As of March 31, 2011 and 2010, we had no sales under bill and hold arrangements.

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

Foreign Currency and Operations Risk

One of our wholly-owned subsidiaries, OYO-GEO Impulse, is located in the Russian Federation. Therefore, our financial results may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions in the Russian Federation or changes in its political climate. Our consolidated balance sheet at March 31, 2011 reflected approximately $4.9 million of net working capital related to OYO-GEO Impulse. For third-party transactions, OYO-GEO Impulse both receives its income and pays its expenses primarily in rubles. To the extent that transactions of OYO-GEO Impulse are settled in rubles, a devaluation of the ruble versus the U.S. dollar could reduce any contribution from OYO-GEO Impulse to our consolidated results of operations and total comprehensive income as reported in U.S. dollars. We do not hedge the market risk with respect to our operations in the Russian Federation; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of rubles versus U.S. dollars to the extent such disruptions result in any reduced valuation of OYO-GEO Impulse’s net working capital or future contributions to our consolidated results of operations. At March 31, 2011, the foreign exchange rate of the U.S. dollar to the ruble was 1:28.5. If the U.S. dollar versus ruble exchange rate were to decline by ten percent, our working capital could decline by $0.5 million.

Foreign Currency Intercompany Accounts

From time to time, we provide access to capital to our foreign subsidiaries through U.S. dollar denominated interest bearing promissory notes. Such funds are generally used by our foreign subsidiaries to purchase capital assets and for general working capital needs. In addition, we sell products to our foreign subsidiaries in U.S. dollars on trade credit terms. Because these U.S. dollar denominated intercompany debts are accounted for in the local currency of our foreign subsidiaries, any appreciation or devaluation of such foreign currencies against the U.S. dollar will result in a gain or loss, respectively, to our consolidated statement of operations. At March 31, 2011, we had outstanding accounts receivable of $2.8 million and $0.2 million from our subsidiaries in Canada and the Russian Federation, respectively. At March 31, 2011, the foreign exchange rate of the U.S. dollar to the Canadian Dollar was 1:.97 and the foreign exchange rate of the U.S. dollar to ruble was 1:28.5. If the U.S. dollar exchange rate were to strengthen by ten percent against these foreign currencies, we would recognize foreign exchange losses of $0.3 million in Canada and $18,000 in the Russian Federation.

Floating Interest Rate Risk

The New Credit Agreement contains a floating interest rate, which subjects us to the risk of increased interest costs associated with any upward movements in bank market interest rates. Under the New Credit Agreement our borrowing interest rate is a LIBOR based rate plus 250-350 basis points. As of March 31, 2011, we had no borrowings under the New Credit Agreement.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of March 31, 2011 of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2011.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6.	Exhibits

The following exhibits are filed with this Report on Form 10-Q.

3.1(a)	Restated Certificate of Incorporation of the Company.

3.2(a)	Restated Bylaws of the Company.

3.3(b)	Amendment No. 1 to OYO Geospace Corporation Amended and Restated Bylaws.

10.1(c)	$25.0 million Loan Agreement dated March 2, 2011 among OYO Geospace Corporation, as borrower, certain subsidiaries of OYO Geospace Corporation, as guarantors, and The Frost National Bank, as lender.

10.2(c)	First Amendment to Loan Agreement dated March 2, 2011 among OYO Geospace Corporation, as borrower, certain subsidiaries of OYO Geospace Corporation, as guarantors, and The Frost National Bank, as lender.

10.3(c)	Revolving Promissory Note dated March 2, 2011 made by OYO Geospace Corporation payable to The Frost National Bank.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed September 30, 1997 (Registration No. 333-36727).
(b)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed August 3, 2007.
(c)	Incorporated by reference to the Company’s Current Report on Form 8-K filed March 8, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OYO GEOSPACE CORPORATION

Date: May 6, 2011	By:	/s/ Gary D. Owens
Gary D. Owens, Chairman of the Board President and Chief Executive Officer (duly authorized officer)

Date: May 6, 2011	By:	/s/ Thomas T. McEntire
Thomas T. McEntire Chief Financial Officer and Secretary (principal financial officer)