Form 10-Q
period 2011-06-30
OYO GEOSPACE CORP
filed 2011-08-05
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2011 OR

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 6,345,258 shares of the Registrant’s Common Stock outstanding as of the close of business on August 1, 2011.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2011	September 30, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,243	$33,453
Short-term investments	1,936	—
Trade accounts receivable, net	19,225	19,107
Current portion of notes receivable, net	2,926	2,400
Inventories, net	72,982	47,395
Deferred income tax asset	6,716	4,542
Other current assets	1,742	3,089

Total current assets	144,770	109,986

Rental equipment, net	10,542	8,003
Property, plant and equipment, net	35,290	33,988
Patents, net	379	558
Goodwill	1,843	1,843
Non-current deferred income tax asset	499	754
Non-current notes receivable, net	4,185	6,131
Other assets	1,264	2,233

Total assets	$198,772	$163,496

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable and current maturities of long-term debt	$—	$440
Accounts payable trade	11,007	3,809
Accrued expenses and other current liabilities	12,462	10,793
Deferred revenue	504	1,311
Deferred income tax liability	21	—
Income tax payable	4,998	2,056

Total current liabilities	28,992	18,409

Long-term debt, net of current maturities	—	7,260
Non-current deferred income tax liabilities	1,924	1,241

Total liabilities	30,916	26,910

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock	63	61
Additional paid-in capital	51,331	47,059
Retained earnings	115,744	89,622
Accumulated other comprehensive income (loss)	718	(156)

Total stockholders’ equity	167,856	136,586

Total liabilities and stockholders’ equity	$198,772	$163,496

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Sales	$46,368	$35,292	$140,165	$92,389
Cost of sales	25,812	20,392	78,832	60,039

Gross profit	20,556	14,900	61,333	32,350

Operating expenses:
Selling, general and administrative	4,114	4,284	13,864	11,997
Research and development	2,820	2,842	8,985	6,839
Bad debt expense (recovery)	112	84	145	(336)

Total operating expenses	7,046	7,210	22,994	18,500

Gain (loss) on disposal of equipment	1	—	17	(184)

Income from operations	13,511	7,690	38,356	13,666

Other income (expense):
Interest expense	—	(51)	(43)	(186)
Interest income	37	76	166	178
Foreign exchange gains (losses)	(10)	(125)	36	(21)
Other, net	(2)	(3)	(39)	(171)

Total other income (expense), net	25	(103)	120	(200)

Income before income taxes	13,536	7,587	38,476	13,466
Income tax expense	4,329	2,510	12,354	4,480

Net income	$9,207	$5,077	$26,122	$8,986

Basic earnings per common share	$1.47	$0.84	$4.23	$1.49

Diluted earnings per common share	$1.44	$0.81	$4.15	$1.45

Weighted average common shares outstanding - Basic	6,257,336	6,032,373	6,180,576	6,024,589

Weighted average common shares outstanding - Diluted	6,375,156	6,240,412	6,293,804	6,216,823

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended June 30, 2011	Nine Months Ended June 30, 2010

Cash flows from operating activities:
Net income	$26,122	$8,986
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax benefit	(1,720)	(1,129)
Depreciation	5,130	3,928
Amortization	218	202
Stock-based compensation expense	551	270
Bad debt expense (recovery)	145	(336)
Inventory obsolescence expense	3,760	1,623
Gross profit from sale of used rental equipment	(9,265)	—
Excess tax benefit from share-based compensation	(2,034)	(238)
Loss on early extinguishment of debt	—	137
(Gain) loss on disposal of property, plant and equipment	(17)	184
Realized loss on short-term investments	1	—
Effects of changes in operating assets and liabilities:
Trade accounts and notes receivable	1,296	(9,593)
Inventories	(29,085)	1,680
Other current assets	1,397	782
Accounts payable	7,172	2,545
Accrued expenses and other	6,033	1,855
Deferred revenue	(827)	4,988
Income tax payable	2,938	1,140

Net cash provided by operating activities	11,815	17,024

Cash flows from investing activities:
Proceeds from the sale of property, plant and equipment	1	11
Proceeds from sale of used rental equipment	16,691	—
Purchases of short-term investments	(1,940)	—
Capital expenditures	(16,789)	(652)

Net cash used in investing activities	(2,037)	(641)

Cash flows from financing activities:
Principal payments on mortgage loans	(7,700)	(1,738)
Penalty for early extinguishment of debt	—	(137)
Excess tax benefit from share-based compensation	2,034	238
Proceeds from exercise of stock options	1,687	601

Net cash used in financing activities	(3,979)	(1,036)

Effect of exchange rate changes on cash	(9)	(76)

Increase in cash and cash equivalents	5,790	15,271

Cash and cash equivalents, beginning of period	33,453	8,571

Cash and cash equivalents, end of period	$39,243	$23,842

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet of OYO Geospace Corporation and its subsidiaries (the “Company”) at September 30, 2010 was derived from the Company’s audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 2011 and the consolidated statements of operations for the three and nine months ended June 30, 2011 and 2010 and the consolidated statements of cash flows for the nine months ended June 30, 2011 and 2010 were prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows were made. The results of operations for the three and nine months ended June 30, 2011 are not necessarily indicative of the operating results for a full year or of future operations.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company considers many factors in selecting appropriate operational and financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. The Company continually evaluates its estimates, including those related to reserves for bad debts, inventory obsolescence, self-insurance and product warranties. In addition, the Company assesses its long-lived assets, intangible assets and deferred income tax assets for impairment. The Company bases its estimates on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different conditions or assumptions.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity at the time of purchase of three months or less to be cash equivalents.

Short-term Investments

The Company classifies its investments consisting of corporate bonds, government bonds and other such investments as available-for-sale securities and records the net unrealized holding gains and losses each period as a component of comprehensive income in stockholders’ equity. The Company’s short-term investments have contractual maturities ranging from December 2011 to December 2013. See note 4 for additional information.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Revenue Recognition

The Company primarily derives revenue from the sale and short-term rental under operating leases of seismic instruments and equipment and thermal solutions products. The Company generally recognizes sales revenues when its products are shipped and title and risk of loss have passed to the customer. The Company recognizes rental revenues as earned over the rental period. Rentals of the Company’s equipment generally range from daily rentals to rental periods of six months or longer. Except for certain of the Company’s reservoir characterization products, its products are generally sold without any customer acceptance provisions and its standard terms of sale do not allow customers to return products for credit. In instances where the customer requires a significant performance test for the Company’s new and unproven products, the Company does not recognize the revenue attributable to the product as to which the performance test applies until the performance test is satisfied. Collection of revenue from the sale of large-scale reservoir characterization products may occur at various stages of production or after delivery of the product, and the collected funds are not refundable to the customer. Most of the Company’s products do not require installation assistance or sophisticated instruction.

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

Occasionally, seismic customers are not able to take immediate delivery of products which were specifically manufactured to the customer’s specifications. These occasions generally occur when customers face logistical issues such as project delays or delays with their seismic crew deployment. In these instances, customers have asked the Company to hold the equipment for a short period of time until they can take physical delivery of the product (referred to as “bill and hold” arrangements). The Company considers the following criteria for recognizing revenue when delivery has not occurred:

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

The Company does not modify its normal billing and credit terms for these types of sales. As of June 30, 2011 and 2010, there were $0.3 million and zero, respectively, of sales under bill and hold arrangements.

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

Product Warranties

The Company offers a standard product warranty obligating it to repair or replace equipment with manufacturing defects. The Company maintains a reserve for future warranty costs based on historical experience or, in the absence of historical product experience, management’s estimates. Changes in the warranty reserve are reflected in the following table (in thousands):

Balance at the beginning of the period (October 1, 2010)	$1,378
Accruals for warranties issued during the period	2,345
Accruals related to pre-existing warranties (including changes in estimates)	—
Settlements made (in cash or in kind) during the period	(1,458)

Balance at the end of the period (June 30, 2011)	$2,265

Subsequent Events

The Company evaluates events and transactions that occur after the balance sheet date but before the financial statements are issued. The Company evaluated such events and transactions through the date the financial statements were filed electronically with the Securities and Exchange Commission.

Recent Accounting Pronouncements

In May 2011, the FASB issued guidance to amend certain measurement and disclosure requirements related to fair value measurements to improve consistency with international reporting standards. This guidance is effective prospectively for public entities for interim and annual reporting periods beginning after December 15, 2011, with early adoption by public entities prohibited, and is applicable to the Company’s fiscal quarter beginning October 1, 2012. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income that will require a company to present components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted. The new guidance is

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

applicable to the Company’s fiscal year beginning October 1, 2012. The Company currently presents comprehensive income with the consolidated statement of stockholders’ equity and the Company will evaluate the presentation upon adoption.

2. Earnings Per Common Share

The following table summarizes the calculation of net earnings and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings per share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Net earnings available to common stockholders	$9,207	$5,077	$26,122	$8,986

Weighted average number of common share equivalents:
Common shares used in basic earnings per share	6,257,336	6,032,373	6,180,576	6,024,589
Common share equivalents outstanding related to stock options	117,820	208,039	113,228	192,234

Total weighted average common shares and common share equivalents used in diluted earnings per share	6,375,156	6,240,412	6,293,804	6,216,823

Basic earnings per common share	$1.47	$0.84	$4.23	$1.49

Diluted earnings per common share	$1.44	$0.81	$4.15	$1.45

Options totaling zero and 20,000 shares of common stock for the three and nine months ended June 30, 2011 and 2010, respectively, were excluded from the computation of weighted average shares because the impact of considering these options was antidilutive.

3. Comprehensive Income

Comprehensive income includes all changes in a company’s equity, except those resulting from investments by and distributions to stockholders. The following table summarizes the components of comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Net income	$9,207	$5,077	$26,122	$8,986

Foreign currency translation adjustments	192	(541)	876	(191)
Unrealized loss on investments	(2)	—	(2)	—

Total comprehensive income	$9,397	$4,536	$26,996	$8,795

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4. Short-term Investments

	As of June 30, 2011 (in thousands)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Short-term investments:
Corporate	$933	$—	$(3)	$930
Government	1,006	—	—	1,006

Total	$1,939	$—	$(3)	$1,936

Accumulated other comprehensive income (loss) reflected on the balance sheet at June 30, 2011 includes unrealized losses (net of tax) of $2,000.

5. Fair Value of Financial Instruments

At June 30, 2011, the Company’s financial instruments included cash and cash equivalents, short-term investments, trade and other receivables, other current assets, accounts payable and other current liabilities. Due to the short-term maturities of cash and cash equivalents, trade and other receivables, other current assets, accounts payable and other current liabilities, the carrying amounts approximate fair value on the respective balance sheet dates.

The Company measures short-term investments at fair value on a recurring basis. The fair value measurement of the Company’s short-term investments was determined using the following inputs:

	As of June 30, 2011 (in thousands)
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)

Short-term investments:
Corporate bonds	$930	$930	$—	$—
Government bonds	1,006	1,006	—	—

Total	$1,936	$1,936	$—	$—

Investments in corporate and government bonds classified as available-for-sale are measured using the quoted market prices (Level 1) as of June 30, 2011.

6. Trade Accounts and Notes Receivable

Current trade accounts receivable are reflected in the following table (in thousands):

	June 30, 2011	September 30, 2010

Trade accounts receivable	$19,748	$19,441
Allowance for doubtful accounts	(523)	(334)

	$19,225	$19,107

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The allowance for doubtful accounts represents the Company’s best estimate of probable credit losses. The Company determines the allowance based upon historical experience and a review of its balances. Accounts receivable balances are charged off against the allowance whenever it is probable that the receivable will not be recoverable.

Current notes receivable are reflected in the following table (in thousands):

	June 30, 2011	September 30, 2010

Current notes receivable	$2,926	$2,400
Allowance for doubtful notes	—	—

	$2,926	$2,400

Non-current notes receivable are reflected in the following table (in thousands):

	June 30, 2011	September 30, 2010

Non-current notes receivable	$4,185	$6,131
Allowance for doubtful notes	—	—

	$4,185	$6,131

Notes receivable are generally collateralized by the products sold and bear interest at rates ranging up to 14.5% per year.

7. Inventories

Inventories consist of the following (in thousands):

	June 30, 2011	September 30, 2010

Finished goods	$18,874	$11,211
Work-in-process	12,239	7,166
Raw materials	52,257	35,663
Obsolescence reserve	(10,388)	(6,645)

	$72,982	$47,395

The Company’s reserve for slow moving and obsolete inventories is analyzed and adjusted periodically to reflect the Company’s best estimate of the net realizable value of such inventories.

During the nine months ended June 30, 2011 and 2010, the Company transferred $0.2 million and $0.4 million, respectively, of inventories to its rental equipment fleet.

8. Segment and Geographic Information

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

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

systems, offshore cables and industrial products. Thermal Solutions products include thermal printers, thermal printheads and dry thermal film and other media. The Company sells these products to a variety of markets, including the screen print, point of sale, signage and textile market sectors. The Company also sells Thermal Solutions products to its seismic customers.

The following table summarizes the Company’s segment information (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Net sales:
Seismic	$42,769	$31,934	$129,396	$82,175
Thermal solutions	3,396	3,160	10,172	9,610
Corporate	203	198	597	604

Total	$46,368	$35,292	$140,165	$92,389

Income (loss) from operations:
Seismic	$15,772	$9,748	$45,497	$19,362
Thermal solutions	(287)	43	(196)	385
Corporate	(1,974)	(2,101)	(6,945)	(6,081)

Total	$13,511	$7,690	$38,356	$13,666

9. Credit Agreement

On March 2, 2011, the Company entered into a new credit agreement (as amended, the “New Credit Agreement”) with a bank. Under the New Credit Agreement, the Company can borrow up to $25.0 million principally secured by its accounts receivable, inventories and equipment. In addition, certain domestic subsidiaries of the Company have guaranteed the obligations of the Company under the New Credit Agreement and such subsidiaries have secured the obligations by the pledge of certain of the assets of such subsidiaries. The New Credit Agreement expires on March 2, 2014. The New Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial ratios, restricts the Company and its subsidiaries’ ability to pay dividends and contains other covenants customary in agreements of this type. The interest rate for borrowings under the New Credit Agreement is a LIBOR based rate with a margin spread of 250-350 basis points depending upon the maintenance of certain ratios. At June 30, 2011, the interest rate was 2.7%. At June 30, 2011, there were no borrowings outstanding under the New Credit Agreement and additional borrowings available were $25.0 million.

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

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10. Income Taxes

The United States statutory tax rate applicable to the Company for the three months and nine months ended June 30, 2011 and 2010 was 35% and 34%, respectively. The Company’s effective tax rates for the three months ended June 30, 2011 and 2010 were 32.0% and 33.1%, respectively. The Company’s effective tax rates for the nine months ended June 30, 2011 and 2010 were 32.1% and 33.3%, respectively. Despite the lower statutory rate applicable to the Company’s taxable income in fiscal year 2010, the higher effective tax rate during each of the periods ended June 30, 2010 primarily resulted from the delay by the United States Congress of the extension of the research and experimentation tax credit to periods beyond calendar year 2009. As a result of this delay, the Company was prohibited from recognizing approximately $150,000 of such tax credits during calendar year 2010. Recently, the United States Congress extended the research and experimentation tax credit program through December 2012. During fiscal year 2011, the Company has recognized research and experimentation tax credits applicable to each quarterly period in fiscal year 2011, as well as the $150,000 of credits earned, but not recognized, in fiscal year 2010.

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

11. Legal Proceedings

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

12. Early Extinguishment of Debt

On December 15, 2010, the Company paid off a long-term mortgage note with a principal balance outstanding of $7.7 million. The Company was not required to pay any additional fees as a result of the early extinguishment of the mortgage note.

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

Industry Overview

OYO Geospace Corporation is a Delaware corporation incorporated on September 13, 1997. Unless otherwise specified, the discussion in this Quarterly Report on Form 10-Q refers to OYO Geospace Corporation and its subsidiaries. We design and manufacture instruments and equipment used in the acquisition and processing of seismic data as well as in the characterization and monitoring of producing oil and gas reservoirs. Demand for our products has been, and will likely continue to be, vulnerable to downturns in the economy and the oil and gas industry in general. While natural gas prices have stabilized and crude oil prices have strengthened during most of fiscal years 2010 and 2011, there was substantial volatility in oil and natural gas prices during fiscal years 2008 and 2009. Please refer to the risks discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010 for more information.

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

During fiscal year 2008, we announced the development of a land-based wireless (or nodal) data acquisition system. Each nodal station operates independently and therefore can be deployed in virtually unlimited channel configurations. Rather than utilizing interconnecting cables as required by most traditional land data acquisition systems, each nodal station operates as an independent data collection system. As a result, our nodal system requires less maintenance, which we believe allows our customers to operate more effectively and efficiently because of its reduced environmental impact, lower weight and ease of operation. Our nodal system is designed into configurations ranging from one to four channels per station. Since its introduction, we have sold and delivered over 78,000 channels of our land-based nodal acquisition system, including the sale of 14,850 channels from our rental fleet during our third quarter ended June 30, 2011. We have over 12,000 channels remaining in our rental fleet which are available for rent to our customers. We may increase our rental fleet up to 30,000 total channels or more pending additional demand by our customers.

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

In addition, we design and manufacture industrial sensors for the vibration monitoring, security and earthquake detection markets. We also design and manufacture other specialty cable and connector products, such as those used in connection with global positioning products and water meter applications.

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

Upon reaching the five percent threshold under this proposed program, an incentive compensation accrual will be established equal to 14.5 percent of the amount of any consolidated pretax profits above the five percent pretax return threshold. The maximum aggregate bonus available under the program for fiscal year 2011 is $3.5 million. Under this program, for the six months ended June 30, 2011 and 2010, we had accrued $3.5 million and $1.8 million, respectively, of incentive compensation expense.

Our incentive compensation program yields compensation expense as the Company earns targeted levels of pretax income. Due to the significant level of pretax income earned by the Company during the first six months of fiscal year 2011, we accrued $3.5 million of bonus expense or 100 percent of the allowable amount. In fiscal year 2010, we accrued a total of $3.3 million for the entire fiscal year, of which $0.6 million was earned in the first six months and $2.7 million was earned during the last six months. Therefore, it is expected that incentive compensation expense for the last six months of fiscal year 2011 will be substantially lower than the level of incentive compensation expense recorded during (i) the first six months of fiscal year 2011 and (ii) the last six months of fiscal year 2010.

In May 2011, our board of directors approved a ten percent increase to the bonus pool if the Company achieved a specified level of pretax income for its third quarter ended June 30, 2011. The Company did achieve 100 percent of the pretax income target for its third quarter, and we increased the bonus pool to $3.8 million from $3.5 million. The board of directors is considering a similar increase to the bonus pool for the fourth quarter ending September 30, 2011.

Consolidated Results of Operations

We report and evaluate financial information for two segments: Seismic and Thermal Solutions. Summary financial data by business segment follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Seismic
Exploration product revenue	$36,676	$25,468	$108,644	$69,599
Reservoir product and service revenue	3,203	4,089	13,519	6,511
Industrial product revenue	2,890	2,377	7,233	6,065

Total seismic revenues	42,769	31,934	129,396	82,175
Operating income	15,772	9,748	45,497	19,362

Thermal Solutions
Revenue	3,396	3,160	10,172	9,610
Operating income (loss)	(287)	43	(196)	385

Corporate
Revenue	203	198	597	604
Operating loss	(1,974)	(2,101)	(6,945)	(6,081)

Consolidated Totals
Revenue	46,368	35,292	140,165	92,389
Operating income	13,511	7,690	38,356	13,666

Overview

Three and nine months ended June 30, 2011 compared to three and nine months ended June 30, 2010

Consolidated sales for the three months ended June 30, 2011 increased by $11.1 million, or 31.4%, from the corresponding period of the prior fiscal year. Consolidated sales for the nine months ended June 30, 2011 increased by $47.8 million, or 51.7%, from the corresponding period of the prior fiscal year. This increase reflects a substantial increase in sales and rentals of our seismic products due to improved market conditions and increased demand for our wireless data acquisition system.

Consolidated gross profits for the three months ended June 30, 2011 increased by $5.7 million, or 38.0%, from the corresponding period of the prior fiscal year. Consolidated gross profits for the nine months ended June 30, 2011 increased by $29.0 million, or 89.6%, from the corresponding period of the prior fiscal year. Both increases in consolidated gross profits resulted from (i) increased sales and rentals of seismic products, (ii) an improved product mix when compared to the periods ended June 30, 2010, and (iii) improved manufacturing productivity due to higher production output.

Consolidated operating expenses for the three months ended June 30, 2011 decreased by $0.2 million, or 2.3%, from the corresponding period of the prior fiscal year. This decrease in consolidated operating expenses resulted primarily from a $0.5 million decline in incentive compensation expense since the Company had already maximized its incentive compensation accruals during the first six months of fiscal year 2011. Consolidated operating expenses for the nine months ended June 30, 2011 increased by $4.5 million, or 24.3%, from the corresponding period of the prior fiscal year. The increase in consolidated operating expenses resulted from (i)

improved pretax earnings giving rise to $1.5 million of increased incentive compensation expenses (ii) increased product development expenditures of $1.2 million and (iii) a general increase in expenses resulting from increased sales.

Other income (expense) for the three months ended June 30, 2011 increased by $0.1 million from the corresponding period of the prior fiscal year resulting from a $0.1 million reduction in foreign exchange losses. Other income (expense) for the nine months ended June 30, 2011 increased by $0.3 million from the corresponding period of the prior fiscal year. This increase in other income primarily resulted from (i) lower levels of interest expense resulting from a reduction in our long-term debt, (ii) higher interest income from increasing levels of cash investments, and (iii) a fee of $142,000 incurred during the three months ended December 31, 2009 from the early extinguishment of debt.

The United States statutory tax rate applicable to us for the three months and nine months ended June 30, 2011 and 2010 was 35% and 34%, respectively. Our effective tax rates for the three months ended June 30, 2011 and 2010 were 32.0% and 33.1%, respectively. Our effective tax rates for the nine months ended June 30, 2011 and 2010 were 32.1% and 33.3%, respectively. Despite the lower statutory rate applicable to our taxable income in fiscal year 2010, the higher effective tax rate during each of the periods ended June 30, 2010 primarily resulted from the delay by the United States Congress of the extension of the research and experimentation tax credit to periods beyond calendar year 2009. As a result of this delay, we were prohibited from recognizing approximately $150,000 of such tax credits during calendar year 2010. Recently, the United States Congress extended the research and experimentation tax credit program through December 2012. During fiscal year 2011, we have recognized research and experimentation tax credits applicable to each quarterly period in fiscal year 2011, as well as the $150,000 of credits earned, but not recognized, in fiscal year 2010.

Seismic Products

Net Sales

Sales of our seismic products for the three months ended June 30, 2011 increased by $10.8 million, or 33.9%, from the corresponding period of the prior fiscal year. Sales of our seismic products for the nine months ended June 30, 2011 increased by $47.2 million, or 57.5%, from the corresponding period of the prior fiscal year. The sales increase reflects (i) a strong product demand for our wireless data acquisition system, including the recent sale of 14,850 channels of rental equipment in the third quarter ended June 30, 2011, (ii) strong demand for our marine products, seismic reservoir products and equipment rentals and (iii) improving seismic market conditions in Canada and the Russian Federation.

Operating Income

Our operating income associated with sales of our seismic products for the three months ended June 30, 2011 increased by $6.0 million, or 61.8%, from the corresponding period of the prior fiscal year. Our operating income associated with sales of our seismic products for the nine months ended June 30, 2011 increased by $26.1 million, or 135.0%, from the corresponding period of the prior fiscal year. The higher operating income resulted primarily from increased product sales and equipment rentals, improved factory productivity, and a more favorable product mix. The increase in operating income was partially offset by increased incentive compensation expenses for the nine months ended June 30, 2011, and additional charges for inventory obsolescence expense due to the aging of certain inventories for each of the periods ended June 30, 2011.

Thermal Solutions Products

Net Sales

Sales of our thermal solutions products for the three months ended June 30, 2011 increased by $0.2 million, or 7.5%, from the corresponding period of the prior fiscal year. Sales of our thermal solutions products for the nine months ended June 30, 2011 increased by $0.6 million, or 5.9%, from the corresponding period of the prior fiscal year. These increases were primarily due to general increases in the sales of thermal imaging equipment, accessories and film. We consider these small increases to be normal due to recurring fluctuations in product sales volume and not associated with any long-term trend.

Operating Income (Loss)

Our operating loss associated with sales of our thermal solutions products for the three months ended June 30, 2011 increased $0.3 million from the corresponding period of the prior fiscal year. Our operating income associated with sales of our thermal solutions products for the nine months ended June 30, 2011 decreased $0.6 million from the corresponding period of the prior fiscal year. The decline in profitability in both periods resulted from (i) lower margins on product sales due to higher material costs, (ii) additional charges for inventory obsolescence expense due to the aging of certain inventories, and (iii) increased incentive compensation expenses relative to the improvement in our consolidated financial results.

Liquidity and Capital Resources

At June 30, 2011, we had $39.2 million in cash and cash equivalents. For the nine months ended June 30, 2011, we generated approximately $11.8 million of cash in operating activities. Sources of cash generated in our operating activities resulted from net income of $26.1 million. Additional sources of cash included net non-cash charges of $8.1 million for deferred income tax benefit, depreciation, amortization, stock-based compensation, inventory obsolescence and bad debts. Other sources of cash included (i) a $7.2 million increase in accounts payable due to increased purchases of raw materials, (ii) a $6.0 million increase in accrued expenses and other primarily resulting from the full accrual of compensation under the fiscal year 2011 incentive compensation plan, (iii) a $2.9 million increase in income tax payable resulting from income taxes owed on our increased pretax profits, (iv) a $1.4 million decrease in other current assets resulting from a decrease in prepaid product purchases and (v) a $1.3 million decrease in trade accounts and notes receivable primarily resulting from improved cash receipts from customers during the third quarter ended June 30, 2011. These sources of cash were offset by (i) a $29.1 million increase in inventories due to the replenishment of low levels of our wireless data acquisition system inventories, and increasing levels of work-in-process resulting from product orders and anticipated demand for wireless data acquisition system sales and rentals, (ii) a $9.3 million adjustment to transfer profits from rental equipment sales to investing activities since such transactions involve the sale of long-lived assets, (iii) a $2.0 million adjustment to transfer tax benefits from share-based compensation to financing activities, and (iv) a $0.8 million decrease in deferred revenue due to a reduction in the amount of advanced payments received from our customers.

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

For the nine months ended June 30, 2011, we used approximately $2.0 million of cash in investing activities. The primary uses of cash included $16.8 million of capital expenditures and a $1.9 million purchase of short-term investments. These uses of cash were partially offset by $16.7 million of proceeds from the sale of used rental equipment. In addition, we transferred $0.2 million of inventories to our rental equipment during fiscal year 2011, which had a non-cash impact. Due to high demand for our wireless rental equipment, we estimate that our total capital expenditures in fiscal year 2011 could be approximately $20.0 million, including non-cash additions to our rental fleet. We expect these capital expenditures will be financed from our cash on hand, internal cash flow and/or from borrowings under our New Credit Agreement.

For the nine months ended June 30, 2011, we used approximately $4.0 million of cash in financing activities. These uses of cash included a $7.7 million principal payment for the early pay-off of a mortgage. These uses of cash were partially offset by a $2.0 million tax benefit related to the exercise of stock options and $1.7 million of cash proceeds received from the exercise of such stock options.

On March 2, 2011, we entered into a new credit agreement (as amended, the “New Credit Agreement”) with a bank. Under the New Credit Agreement, we can borrow up to $25.0 million principally secured by our accounts receivable, inventories and equipment. In addition, certain of our domestic subsidiaries have guaranteed our obligations under the New Credit Agreement and such subsidiaries have secured the obligations by the pledge of certain of the assets of such subsidiaries. The New Credit Agreement expires on March 2, 2014. The New Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial ratios, restricts us and our subsidiaries’ ability to pay dividends and contains other covenants customary in agreements of this type. The interest rate for borrowings under the New Credit Agreement is a LIBOR based rate with a margin spread of 250-350 basis points depending upon the maintenance of certain ratios. At June 30, 2011, the interest rate was 2.7%. At June 30, 2011, there were no borrowings outstanding under the New Credit Agreement and additional borrowings available were $25.0 million.

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

We believe that our current cash balances, cash flow from operations and cash borrowings available under our New Credit Agreement will provide sufficient resources to meet our working capital liquidity needs for the next twelve months.

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

We record a write-down of our inventories when the cost basis of any manufactured product, including any estimated future costs to complete the manufacturing process, exceeds its net realizable value. Inventories are stated at the lower of cost or market value. Cost is determined on a first-in, first-out method, except that our subsidiary in the Russian Federation uses an average cost method to value its inventories.

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

We do not modify our normal billing and credit terms for these types of sales. As of June 30, 2011 and 2010, we had $0.3 million and zero, respectively, of sales under bill and hold arrangements.

Recent Accounting Pronouncements

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

Foreign Currency and Operations Risk

One of our wholly-owned subsidiaries, OYO-GEO Impulse, is located in the Russian Federation. Therefore, our financial results may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions in the Russian Federation or changes in its political climate. Our consolidated balance sheet at June 30, 2011 reflected approximately $6.7 million of net working capital related to OYO-GEO Impulse. For third-party transactions, OYO-GEO Impulse both receives its income and pays its expenses primarily in rubles. To the extent that transactions of OYO-GEO Impulse are settled in rubles, a devaluation of the ruble versus the U.S. dollar could reduce any contribution from OYO-GEO Impulse to our consolidated results of operations and total comprehensive income as reported in U.S. dollars. We do not hedge the market risk with respect to our operations in the Russian Federation; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of rubles versus U.S. dollars to the extent such disruptions result in any reduced valuation of OYO-GEO Impulse’s net working capital or future contributions to our consolidated results of operations. At June 30, 2011, the foreign exchange rate of the U.S. dollar to the ruble was 1:28.0. If the U.S. dollar versus ruble exchange rate were to decline by ten percent, our working capital could decline by $0.7 million.

Foreign Currency Intercompany Accounts

From time to time, we provide access to capital to our foreign subsidiaries through U.S. dollar denominated interest bearing promissory notes. Such funds are generally used by our foreign subsidiaries to purchase capital assets and for general working capital needs. In addition, we sell products to our foreign subsidiaries in U.S. dollars on trade credit terms. Because these U.S. dollar denominated intercompany debts are accounted for in the local currency of our foreign subsidiaries, any appreciation or devaluation of such foreign currencies against the U.S. dollar will result in a gain or loss, respectively, to our consolidated statement of operations. At June 30, 2011, we had outstanding accounts receivable of $0.1 million from each of our subsidiaries in Canada and the Russian Federation. At June 30, 2011, the foreign exchange rate of the U.S. dollar to the Canadian Dollar was 1:0.98 and the foreign exchange rate of the U.S. dollar to ruble was 1:28.0. If the U.S. dollar exchange rate were to strengthen by ten percent against these foreign currencies, we would recognize foreign exchange losses of $10,000 in Canada and $9,000 in the Russian Federation.

Floating Interest Rate Risk

The New Credit Agreement contains a floating interest rate, which subjects us to the risk of increased interest costs associated with any upward movements in bank market interest rates. Under the New Credit Agreement our borrowing interest rate is a LIBOR based rate plus 250-350 basis points. As of June 30, 2011, we had no borrowings under the New Credit Agreement.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of June 30, 2011 of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2011.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The information required by this Item is contained in Financial Note 11, “Legal Proceedings,” in the Financial Notes in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes to the Risk Factors disclosure included in our Annual Report on Form 10-K for the year ended September 30, 2010 filed with the SEC on December 12, 2010.

Item 6.	Exhibits

The following exhibits are filed with this Report on Form 10-Q.

3.1(a)	Restated Certificate of Incorporation of the Company.

3.2(a)	Restated Bylaws of the Company.

3.3(b)	Amendment No. 1 to OYO Geospace Corporation Amended and Restated Bylaws.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive data file.

(a)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed September 30, 1997 (Registration No. 333-36727).
(b)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed August 3, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OYO GEOSPACE CORPORATION

Date: August 5, 2011	By:	/s/ Gary D. Owens
Gary D. Owens, Chairman of the Board
President and Chief Executive Officer
(duly authorized officer)

Date: August 5, 2011	By:	/s/ Thomas T. McEntire
Thomas T. McEntire
Chief Financial Officer and Secretary
(principal financial officer)