Form 10-K
period 2011-09-30
OYO GEOSPACE CORP
filed 2011-12-09
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Fiscal Year Ended September 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 6,352,758 shares of the Registrant’s Common Stock outstanding as of the close of business on December 5, 2011. As of March 31, 2011, the aggregate market value of the Registrant’s Common Stock held by non-affiliates was approximately $454 million (based upon the closing price of $98.58 on March 31, 2011, as reported by The NASDAQ Global Market).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Registrant’s 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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

We have engaged in the seismic instrument and equipment business since 1980 and market our products primarily to the oil and gas industry. We also design, manufacture and distribute thermal imaging equipment and thermal media products targeted at the screen print, point of sale, signage and textile market sectors. We have been manufacturing thermal imaging products since 1995. We report and evaluate financial information for each of these two segments: Seismic and Thermal Solutions.

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

During fiscal year 2008, we announced the development of a land-based wireless (or nodal) data acquisition system. Each nodal station operates independently and therefore can be deployed in virtually unlimited channel configurations. Rather than utilizing interconnecting cables as required by most traditional land data acquisition systems, each nodal station operates as an independent data collection system. As a result, our nodal system requires less maintenance, which we believe allows our customers to operate more effectively and efficiently because of its reduced environmental impact, lower weight and ease of operation. Our nodal system is designed into configurations ranging from one to four channels per station. Since its introduction, we have sold approximately 91,000 channels of our land-based nodal acquisition system and currently have approximately 32,000 available for rent. We may increase our rental fleet further pending additional demand by our customers.

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

In fiscal year 2008, we introduced “wireless” land and marine nodal seismic data acquisition systems which allow our customers to deploy an unlimited quantity of autonomous nodal stations without the requirement to deploy and maintain lengthy power/communication cables. Our nodal systems are designed into configurations ranging from one to four channels per station. Since its introduction, we have sold approximately 85,000 channels of our land-based nodal acquisition system through September 30, 2011. At September 30, 2011, we had approximately 20,000 channels in our rental fleet which were available for rent to our customers. We expect to increase our rental fleet further pending additional demand by our customers.

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

Our multi-component seismic product developments include an omni-directional geophone for use in reservoir monitoring, a compact marine three-component or four-component gimbaled sensor and special-purpose connectors, connector arrays and cases.

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

Suppliers

We produce our own brand of dry thermal film internally. We also purchase a substantial quantity of dry thermal film manufactured by Agfa-Gevaert N.V. (AGFA”). For a discussion of the risks related to our reliance on AGFA, see “Risk Factors – We Rely on a Key Supplier for a Significant Portion of Our Dry Thermal Film.”

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

Markets and Customers

Our principal seismic customers are seismic contractors and major independent and government-owned oil and gas companies that either operate their own seismic crews or specify seismic instrument and equipment preferences to contractors. For our deepwater reservoir characterization products, our customers are generally large international oil and gas companies that operate long-term offshore oil and gas producing properties. Our thermal imaging customers primarily consist of direct users of our equipment as well as specialized resellers that focus on the newsprint, silkscreen and corrugated box printing industries. Two customers comprised 20.2% and 11.1% of our revenues during fiscal year 2011. One customer comprised 13.2% and 12.0% of our revenues during the fiscal years 2010 and 2009, respectively. The following table describes our sales by customer type (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2011	2010	2009
Seismic exploration customers	$131,645	$89,777	$59,084
Seismic reservoir customers	15,968	14,600	12,020
Industrial customers	11,040	10,397	7,939
Thermal solutions customers	13,519	12,955	13,028
Other	798	804	789

	$172,970	$128,533	$92,860

During the last three years, there has been substantial uncertainty in the capital markets and access to credit remains uncertain. Due to these conditions, certain of our customers may curtail their seismic contracting activities which would result in a decrease in demand for our products. Furthermore, certain of our customers could experience an inability to pay suppliers, including us, in the event they are unable to access the capital markets to fund their business operations. These risks are more fully described under the heading “Risk Factors” in this Annual Report on Form 10-K.

Intellectual Property

We seek to protect our intellectual property by means of patents, trademarks, trade secrets and other measures. Although we do not consider any single patent essential to our success, we consider our patents regarding our marine seismic cable retrieval devices to be of particular value to us. These patents are scheduled to expire in 2013 and 2022.

Research and Development

We expect to incur significant future research and development expenditures aimed at the development of additional seismic data acquisition products and thermal imaging technologies. We have incurred company-sponsored research and development expenses of $11.5 million, $9.9 million and $8.1 million during the fiscal years ended September 30, 2011, 2010 and 2009, respectively.

Employees

As of September 30, 2011, we employed approximately 1,008 people predominantly on a full-time basis, of which 602 were employed in the United States and 361 in the Russian Federation. Our employees in the Russian Federation belong to a national union for machine manufacturers. Our remaining employees are not unionized. We have never experienced a work stoppage and consider our relationship with our employees to be satisfactory.

Financial Information by Segment and Geographic Area

For a discussion of financial information by segment and geographic area, see Note 17 to the consolidated financial statements contained in this Annual Report on Form 10-K.

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

Item 1A. Risk Factors

Risk Factors

Commodity Price Levels May Affect Demand for Our Products

Demand for many of our products and the profitability of our operations depend primarily on the level of worldwide oil and gas exploration activity. Prevailing oil and gas prices and market expectations regarding potential changes in such prices significantly affect the level of worldwide oil and gas exploration activity. During periods of improved energy commodity prices, the capital spending budgets of oil and natural gas operators tend to expand, which results in increased demand for our products. Conversely, in periods when these energy commodity prices deteriorate, capital spending budgets of oil and natural gas operators tend to contract and the demand for our products generally weakens. Historically, the markets for oil and gas have been volatile and are subject to wide fluctuation in response to changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond our control. These factors include the level of consumer demand, regional and international economic conditions, weather conditions, domestic and foreign governmental regulations, price and availability of alternative fuels, political conditions and hostilities in the Middle East and other significant oil-producing regions, increases and decreases in foreign supply of oil and gas, and the ability of OPEC to set and maintain production levels and prices of foreign imports and overall economic conditions.

Continued effects of the economic recession could lead to a decline in demand for crude oil and natural gas. Further slowdowns in economic activity would likely reduce worldwide demand for energy and result in an extended period of lower crude oil and natural gas prices. Any unexpected material changes in oil and gas prices or other market trends that adversely impact seismic exploration activity would likely affect the demand for our products and could materially and adversely affect our results of operations and liquidity.

Our New Products May Not Achieve Market Acceptance

Our outlook and assumptions are based on various macro-economic factors and internal assessments, and actual market conditions could vary materially from those assumed. In recent years, we have incurred significant expenditures to fund our research and development efforts, and we intend to continue those expenditures in the future. However, research and development is by its nature speculative, and we cannot assure you that these expenditures will result in the development of new products or services or that any new products and services we have developed recently or may develop in the future will be commercially marketable or profitable to us. In particular, we have incurred substantial expenditures to develop our wireless nodal seismic data acquisition systems, as well as other seismic products for reservoir characterization applications. In addition, we try to use some of our capabilities, particularly our cable manufacturing capabilities, to supply products to new markets. Further, we have incurred substantial expense and expended significant effort to develop our thermal solutions products. We cannot assure you that we will realize our expectations regarding acceptance of and revenues generated by our new products and services in existing or new markets.

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

Our Credit Risk Could Increase if Our Customers Face Difficult Economic Circumstances

We believe that our allowances for bad debts are adequate in light of known circumstances. However, we cannot assure you that additional amounts attributable to uncollectible receivables and bad debt write-offs will not have a material adverse effect on our future results of operations. Many of our seismic customers are not well capitalized and as a result cannot always pay our invoices when due. We have in the past incurred write-offs in our accounts receivable due to customer credit problems. We have found it necessary from time to time to extend trade credit, including on promissory notes, to long-term customers and others where some risks of non-payment exist. With the recent global financial crisis and tight commercial credit availability, some of our customers relying on credit markets as the source of funds for their capital spending may experience significant liquidity difficulties, which increase those credit risks. An increase in the level of bad debts and any deterioration in our credit risk could adversely affect the price of our stock. In addition, we rent equipment to our customers that can be utilized in various countries around the world. If our rental customers experienced financial difficulties, it could be difficult or impossible to retrieve our rental equipment from foreign countries.

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

We Operate in Highly Competitive Markets

The markets for most of our products are highly competitive. Many of our existing and potential competitors have substantially greater marketing, financial and technical resources than we do. Some competitors currently offer a broader range of instruments and equipment for sale than we do and may offer financing arrangements to customers on terms that we may not be able to match. In addition, new competitors may enter the market and competition could intensify. As to our thermal solutions products, we compete with other printing solutions, including inkjet and laser printing technologies, many of which are provided by large companies with significant resources.

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

We Have a Limited Market for Our Seismic Products

In our seismic business segment, we market our traditional products to seismic service contractors and to large, independent and government-owned oil and gas companies. We estimate that, based on published industry sources, fewer than 50 seismic contracting companies are currently operating worldwide (excluding those operating in the Russian Federation and the former Soviet Union, India, the People’s Republic of China and certain Eastern European countries, where seismic data acquisition activity is difficult to verify). We estimate that fewer than 20 seismic contractors are engaged in marine seismic exploration. Due to these market factors, a relatively small number of customers, some of whom are experiencing financial difficulties, have accounted for most of our sales. From time to time these seismic contractors have sought to vertically integrate and acquire our competitors, which has influenced their supplier decisions before and after such transactions. The loss of a small number of these customers could materially and adversely impact sales of our seismic products.

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

Our Foreign Subsidiaries and Foreign Marketing Efforts Face Additional Risks and Difficulties

Based on customer billing data, net sales outside the United States accounted for approximately 46.6% of our net sales during fiscal year 2011; however, we believe the percentage of sales outside the United States is much higher as many of our products are first delivered to a domestic location and ultimately shipped to a foreign location. We again expect net sales outside of the United States to represent a substantial portion of our net sales for fiscal year 2012 and subsequent years.

Foreign sales are subject to special risks inherent in doing business outside of the United States, including the risk of war, terrorist activities, civil disturbances, embargo and government activities and foreign attitudes about conducting business activities with the United States, restrictions of the movement and exchange of funds, inhibitions of our ability to collect accounts receivable, international sanctions, expropriation and nationalization of our assets or those of our customers, currency fluctuations, devaluations and conversion restrictions, confiscatory taxation or other adverse tax policies and governmental actions that may result in the deprivation of our contractual rights, all of which may disrupt markets or our operations.

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

Unfavorable Currency Exchange Rate Fluctuations Could Adversely Affect Our Results of Operations

Substantially all of our sales from the United States are made in U.S. dollars, though from time to time we may make sales in foreign currencies. As a result, we may be subject to foreign currency fluctuations on our sales. The reporting currency for our financial statements is the U.S. dollar. However, the assets, liabilities, revenues and costs of our Russian, Canadian and United Kingdom subsidiaries are denominated in currencies other than U.S. dollars. To prepare our consolidated financial statements, we must translate those assets, liabilities, revenues and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus these other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. These translations could result in significant changes to our results of operations from period to period. For the fiscal year ended September 30, 2011, approximately 9.1% of our consolidated revenues related to the operations of our foreign subsidiaries.

We Have a Relatively Small Public Float, and Our Stock Price May be Volatile

We have approximately 4.7 million shares outstanding held by non-affiliates. This small float results in a relatively illiquid market for our common stock. Our daily trading volume for the year ended September 30, 2011 averaged approximately 55,000 shares. Our small float and daily trading volumes have in the past caused, and may in the future result in, significant volatility in our stock price.

We Rely on a Key Supplier for a Significant Portion of Our Dry Thermal Film

While we currently manufacture dry thermal film, we also purchase a large quantity of dry thermal film from a European manufacturer through its distributor in the United Kingdom. Except for the film produced by us and sold to us by this manufacturer/distributor, we know of no other source for dry thermal film that performs well in our thermal imaging equipment. If we are unable to economically manufacture dry thermal film internally or the European manufacturer/distributor we rely on were to discontinue producing dry thermal film, were to become unwilling to contract with us on competitive terms or were unable to supply dry thermal film in sufficient quantities to meet our requirements, our ability to compete in the thermal imaging marketplace could be impaired, which could adversely affect our financial performance.

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

A General Downturn in the Economy in Future Periods May Adversely Affect Our Business

The recent downturn in the economy, and any economic slowdown in future periods, could adversely affect our business in ways that we cannot predict. During times of economic slowdown, our customers may reduce their capital expenditures and defer or cancel pending projects. Such developments occur even among customers that are not experiencing financial difficulties. Any economic downturn may adversely affect the demand for oil and gas generally or cause volatility in oil and gas commodity prices and, therefore, adversely affect the demand for our services to the oil and gas industry and related service and equipment. It could also adversely affect the demand for consumer products, which could in turn adversely affect our thermal solutions business. To the extent these factors adversely affect other seismic companies in the industry, there could be an oversupply of products and services and downward pressure on pricing for seismic products and services, which could adversely affect us. Additionally, bankruptcies or financial difficulties among our customers could reduce our cash flows and adversely impact our liquidity and profitability.

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

We Have a Minimal Disaster Recovery Program at the Pinemont Facility

Due to its proximity to the Texas Gulf Coast, our Pinemont facility is annually subject to the threat of hurricanes, and the aftermath that follows. Hurricanes may cause, among other types of damage, the loss of electrical power for extended periods of time. If we lost electrical power at the Pinemont facility, or if a fire or other natural disaster occurred, we would be unable to continue our manufacturing operations during the power outage because we do not own a generator or any other back-up power source large enough to provide for our manufacturing power consumption needs. We have a back-up generator to provide power for our information technology operations. Although we store our back-up data offsite, we do not maintain an alternative facility to run our information technology operations. Additionally, we do not have an alternative manufacturing or operating location in the United States. A significant disruption in our manufacturing and information technology operations could materially and adversely affect our business operations during an extended period of a power outage, fire or other natural disaster.

The Credit Agreement Imposes Restrictions on Our Business

We and several of our subsidiaries are parties to a credit agreement with a bank. The credit agreement contains covenants and requires maintenance of certain financial ratios and tests, which impose restrictions on our business and on the business of our guarantor-subsidiaries. We currently believe that the most restrictive covenant in the credit agreement is the consolidated cash flow coverage ratio. Our ability to comply with these restrictions may be affected by events beyond our control, including, but not limited to, prevailing economic, financial and industry conditions and continuing declines in our sales of products. The breach of any of these covenants or restrictions, as well as any failure to make a payment of interest or principal when due, could result in a default under the credit agreement. Such a default would permit our lender to declare amounts borrowed from it to be due and payable, together with accrued and unpaid interest, and the ability to borrow under the credit agreement could be terminated. If we are unable to repay debt to our lender, the lender could proceed against the collateral securing that debt. While we intend to seek alternative sources of cash in such a situation, there is no guarantee that any alternative cash source would be available, or would be available on terms favorable to us.

We Have Been Subject to Control by a Principal Stockholder

At September 30, 2011, OYO Corporation owned indirectly in the aggregate approximately 20.3% of our common stock. Accordingly, OYO Corporation, through its wholly owned subsidiary OYO Corporation U.S.A., is able to exercise substantial influence over our management, operations and affairs. In addition, we currently have, and may continue to have, a variety of contractual relationships with OYO Corporation and its affiliates. These relationships could further enable OYO Corporation to indirectly exert substantial influence on our operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of September 30, 2011, our operations included the following locations:

Location	Owned/Leased	Approximate Square Footage	Use
Houston, Texas	Owned	387,000	See Note 1 below

Houston, Texas	Owned	77,000	See Note 2 below

Ufa, Bashkortostan, Russia	Owned	120,000	Manufacturing, sales and service

Calgary, Alberta, Canada	Owned	45,000	Manufacturing, sales and service

Luton, Bedfordshire, England	Owned	8,000	Sales and service

Beijing, China	Leased	1,000	Sales and service

We believe that our facilities are adequate for our current and immediately projected needs.

(1)	This property is located at 7007 Pinemont Drive in Houston, Texas (the “Pinemont facility”). The Pinemont facility contains all manufacturing, engineering, selling, marketing and administrative activities for both the seismic and thermal solution segment of our company in the United States. The Pinemont facility also serves as our company headquarters.
(2)	This property, located at 7334 N. Gessner in Houston, Texas (the “Gessner facility”), previously contained a manufacturing operation and certain support functions. In February 2006, we entered into a seven-year lease with a tenant whereby the tenant agreed to lease portions of the building up to August 15, 2008, and to lease the entire building from August 16, 2008 through February 14, 2013. The lease agreement was amended in 2009 to allow the tenant the option to lease the entire building through July 31, 2020.

Item 3. Legal Proceedings

From time to time we are a party to what we believe is routine litigation and proceedings that may be considered as part of the ordinary course of our business.

On July 8, 2009, we received a complaint filed in the United States District Court in Nevada alleging that the Geospace Seismic Recorder (“GSR”), our newly developed wireless data acquisition system, infringes a patent held by Ascend Geo, LLC (“Ascend”). We requested and were granted a change in venue to the United States District Court for the Southern District of Texas in Houston (the “Court”). In addition to monetary damages, Ascend requested a preliminary injunction against future sales by us of the GSR nodal system. We filed our response with the Court requesting that it deny Ascend’s request for a preliminary injunction and, on November 4, 2009, the Court denied Ascend’s request for a preliminary injunction. On January 4, 2011, the Court dismissed Ascend’s case with prejudice. On April 5, 2011, the U.S. Patent and Trademark Office cancelled all claims of Ascend’s patent.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The following graphs compare the performance of the Company’s common stock with the performance of the Russell 2000 index and the Standard & Poor’s Oil & Gas Equipment and Services index as of each of the dates indicated.

The graph assumes $100 invested on September 30, 2006 (a) in the Company’s common stock, (b) in the stocks comprising the Russell 2000 index on that day and (c) in the stocks comprising the Standard & Poor’s Oil & Gas Equipment and Services index on that day. Reinvestment of all dividends on stocks comprising the two indices is assumed. The foregoing graphs are based on historical data and are not necessarily indicative of future performance. These graphs shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to the Regulations of 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act.

Our common stock is quoted on The NASDAQ Global Market under the symbol “OYOG”. On December 5, 2011, there were approximately 17 holders of record of our common stock, and the closing price per share on such date was $87.22 as quoted by The NASDAQ Global Market.

The following table shows the high and low per share sales prices for our common stock reported on The NASDAQ Global Market.

	Low	High
Year Ended September 30, 2011:
Fourth Quarter	$55.08	$107.25
Third Quarter	82.01	100.62
Second Quarter	84.33	109.99
First Quarter	58.00	100.30
Year Ended September 30, 2010:
Fourth Quarter	$45.17	$58.40
Third Quarter	41.23	55.47
Second Quarter	33.85	50.47
First Quarter	23.02	43.70

Since our initial public offering in 1997, we have not paid dividends, and we do not intend to pay cash dividends on our common stock in the foreseeable future. We presently intend to retain our earnings for use in our business, with any future decision to pay cash dividends dependent upon our growth, profitability, financial condition and other factors our Board of Directors may deem relevant. Our existing credit agreement also has covenants that materially limit our ability to pay dividends. For a discussion of our credit agreement, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources” contained in this Annual Report on Form 10-K.

The following equity plan information is provided as of September 30, 2011:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders (1)	172,400	$27.69	137,896
Equity Compensation Plans Not Approved by Security Holders	400	$39.22	19,000

(1)	The securities are to be issued pursuant to the Company’s 1999 Broad-Based Option Plan. A description of such plan is provided in Note 11 to the consolidated financial statements contained in this Annual Report on Form 10-K.

Item 6. Selected Consolidated Financial Data

The following table sets forth certain selected historical financial data on a consolidated basis. We have derived the selected consolidated financial information as of September 30, 2011 and 2010 and for fiscal years 2011, 2010 and 2009 from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. We have derived the selected consolidated financial information as of September 30, 2009, 2008 and 2007 and for fiscal years 2008 and 2007 from audited consolidated formation not included herein. The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in item 7 and our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. When reviewing the table below, please also note the recent transactions and new accounting pronouncements described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies”, contained in this Annual Report on Form 10-K.

	Year Ended September 30,
	2011	2010	2009	2008	2007
	(in thousands, except share and per share amounts)
Statement of Operations Data:
Sales	$172,970	$128,533	$92,860	$134,495	$138,106
Cost of sales	98,857	81,177	66,287	87,441	87,587

Gross profit	74,113	47,356	26,573	47,054	50,519
Operating expenses:
Selling, general and administrative	18,051	16,618	14,572	16,913	16,492
Research and development	11,529	9,925	8,062	8,945	7,327
Bad debt expense (recovery)	128	(479)	318	1,615	236

Total operating expenses	29,708	26,064	22,952	27,473	24,055

Gain (loss) on disposal of equipment	—	(184)	(12)	604	1,655

Income from operations	44,405	21,108	3,609	20,185	28,119
Other income (expense), net	214	(206)	(298)	233	118

Income before income taxes	44,619	20,902	3,311	20,418	28,237
Income tax expense	14,908	6,820	1,551	6,266	8,638

Net income	$29,711	$14,082	$1,760	$14,152	$19,599

Net income per share:
Basic	$4.78	$2.33	$0.30	$2.40	$3.38

Diluted	$4.73	$2.27	$0.29	$2.31	$3.23

Weighted average shares outstanding:
Basic	6,220,657	6,031,314	5,950,403	5,908,727	5,793,840
Diluted	6,286,324	6,193,018	6,079,378	6,116,039	6,063,446
Other Financial Data:
Depreciation, amortization and stock-based compensation	$7,783	$5,629	$5,472	$4,598	$3,912
Capital expenditures	20,144	6,117	1,709	9,796	17,007

	As of September 30,
	2011	2010	2009	2008	2007
	(in thousands)
Balance Sheet Data:
Working capital	$124,900	$91,577	$82,842	$82,475	$60,329
Total assets	196,801	163,496	141,482	159,380	128,162
Short-term debt	—	440	728	709	322
Long-term debt	—	7,260	8,820	19,526	5,147
Stockholders’ equity	177,013	136,586	118,658	117,363	102,370

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

Worldwide Economic Slowdown

Demand for many of our products depends primarily on the level of worldwide oil and gas exploration activity. That activity, in turn, depends primarily on prevailing oil and gas prices and availability of seismic data. Despite signs of economic recovery in 2010 and 2011, sovereign debt issues in Europe and slower economic growth in the U.S. and China have renewed the uncertainty of the global economy and may, in turn, cause energy commodity prices to decline.

We saw a strong recovery in the demand for some of our products in fiscal year 2011. However, we remain cautious regarding the future and we continue to monitor the impact that these economic conditions may have on our operations. We believe that our current cash balances, cash flow from operations and cash borrowings available under our credit facility will provide sufficient resources to meet our working capital liquidity needs for the next twelve months.

Consolidated Results of Operations

The economic slowdown adversely affected our product revenues in fiscal year 2009. In fiscal year 2009, we experienced declines in almost every major product category in each of our business segments. In fiscal year 2010 and again in fiscal year 2011 product revenues increased from the previous year in most product categories. We have not sold any large-scale seabed reservoir characterization systems since fiscal year 2007, although a smaller seabed system was sold in fiscal year 2010. These reservoir characterization products generally have higher profit margins than our traditional seismic exploration products.

As we have reported in the past, our sales and operating profits have varied significantly from quarter-to-quarter, and even year-to-year, and are expected to continue that trend in the future, especially when our quarterly financial results are impacted by the presence or absence of relatively large, but somewhat erratic, shipments of seismic seabed, borehole reservoir characterization systems and/or wireless data acquisition systems. At present, we do not have any large orders for seabed reservoir characterization products in our backlog, although we remain optimistic about on-going discussions with customers concerning these products. The quote-to-contract time for large permanent and retrievable seabed seismic data acquisition systems is generally quite long, and since these sales are not recognized in our financial statements until the products are shipped and/or accepted by our customer, the exact timing of any future sales can dramatically affect our quarterly results.

In fiscal years 2010 and 2009, our subsidiaries located in the Russian Federation and in Canada experienced significant declines in sales and, together, generated operating losses of $1.3 million and $3.3 million, respectively. The difficult seismic market conditions in the Russian Federation resulted from a decline in oil exploration activities precipitated in part by the severe drop in crude oil commodity prices (relative to prices in prior years) and a higher federal tax imposed upon Russian producers of crude oil for export. In addition, our Houston-based manufacturing operation significantly reduced the purchase of products manufactured by our Russian subsidiary in an effort to stabilize and eventually reduce our consolidated inventory levels. The resulting low factory utilization, combined with intense competition for declining seismic product orders in the Russian market, contributed to the poor financial results of our Russian subsidiary during fiscal years 2010 and 2009. In regards to our subsidiary in Canada, high levels of natural gas storage and low natural gas demand in North America significantly reduced natural gas-oriented seismic exploration activities both in the United States and in Canada, resulting in low levels of product sales and the under-utilization of our seismic rental equipment. The lower level of sales recorded by our Canadian subsidiary in 2010 and 2009 was not adequate to offset fixed costs associated with rental equipment depreciation and facility utilization as well as general overhead costs. While both the Russian and Canadian subsidiaries experienced significant revenue increases during fiscal year 2011, the Russian subsidiary reported an operating loss of $0.4 million in fiscal year 2011 and continues to face intense pricing competition for product sales to its Russian and CIS customers. We are working closely with the Russian management team to address these issues in an effort to return this operation to profitability.

We report and evaluate financial information for two segments: Seismic and Thermal Solutions. Summary financial data by business segment follows (in thousands):

	Year Ended September 30,
	2011	2010	2009
Seismic
Exploration product sales	$131,645	$89,777	$59,084
Reservoir product sales and services	15,968	14,600	12,020
Industrial product sales	11,040	10,397	7,939

Total seismic sales	158,653	114,774	79,043
Operating income	53,477	28,955	10,591
Thermal Solutions
Sales	13,519	12,955	13,028
Operating income (loss)	(37)	397	370
Corporate
Sales	798	804	789
Operating loss	(9,035)	(8,244)	(7,352)
Consolidated Totals
Sales	172,970	128,533	92,860
Operating income	44,405	21,108	3,609

Overview

Fiscal Year 2011 Compared to Fiscal Year 2010

Consolidated net sales for fiscal year 2011 increased $44.4 million, or 34.6%, from fiscal year 2010. The higher level of sales resulted from increased customer demand for our seismic products and particularly robust demand for sales and rentals of our land-based wireless (or nodal) data acquisition systems. The increased demand for our seismic products is being driven by strong oil and gas exploration activities throughout the world.

Consolidated gross profits for fiscal year 2011 increased by $26.8 million, or 56.5%, from fiscal year 2010. The increase in gross profits resulted from (i) increased sales and rentals of seismic products, (ii) a more favorable product mix, and (iii) improved manufacturing productivity due to higher production output.

Consolidated operating expenses for fiscal year 2011 increased $3.6 million, or 14.0%, from fiscal year 2010. The increase in operating expenses resulted from (i) increased pretax earnings giving rise to $0.5 million of increased incentive compensation expenses, (ii) increased product development expenditures of $1.2 million relating to product enhancements and new product introductions, and (iii) a general increase in expenses associated with increased sales activities.

The U.S. statutory tax rate applicable to us for fiscal years 2011 and 2010 was 35.0%; however, our effective tax rate was 33.4% and 32.6% for fiscal years 2011 and 2010, respectively. The lower effective tax rate in fiscal year 2011 resulted from (i) the impact of the manufacturers’/producers’ deduction available in the United States and (ii) an increase in research and experimentation tax credits resulting from United States Congress’ renewal and extension of the tax credit program during fiscal year 2011 through December 2012. The lower effective tax rate in fiscal year 2010 resulted from (i) the impact of the manufacturers’/producers’ deduction available in the United States, (ii) a revaluation of our United States net deferred tax assets from 34.0% to 35.0%, (iii) the revaluation of a tax loss carryback for our Canadian subsidiary, and (iv) a reduction in our contingent tax expenses.

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

The U.S. statutory tax rate applicable to us for fiscal years 2010 and 2009 was 35.0% and 34.0%, respectively; however, our effective tax rate was 32.6% and 46.8% for fiscal years 2010 and 2009, respectively. The lower effective tax rate in fiscal year 2010 resulted from (i) the impact of the manufacturers’/producers’ deduction available in the United States, (ii) a revaluation of our United States net deferred tax assets from 34.0% to 35.0%, (iii) the revaluation of a tax loss carryback for our Canadian subsidiary, and (iv) a reduction in our contingent tax expenses. The United States Congress had not extended the provision for research and experimentation credits beyond calendar year 2009; therefore, the Company had not recorded any related tax benefit of such credits beyond its first quarter ended December 31, 2009. The higher effective tax rate for fiscal year 2009 resulted primarily from pretax losses in foreign taxing jurisdictions having lower statutory tax rates than the U.S. statutory rate.

Segment Results of Operations

Seismic Products

Fiscal Year 2011 Compared to Fiscal Year 2010

Net Sales. Sales of our seismic products for fiscal year 2011 increased $43.9 million, or 38.2%, from fiscal year 2010. The increase in our seismic product sales is due to (i) robust demand for sales and rentals of our wireless data acquisition systems, (ii) increased demand for most of our other seismic products, including higher margin marine and reservoir products, and (iii) improving market conditions in Canada and the Russian Federation.

Operating Income. Operating income for fiscal year 2011 increased $24.5 million, or 84.7%, from fiscal year 2010. The higher operating income resulted primarily from increased product sales and equipment rentals, improved factory productivity, and a more favorable product mix. These improvements in our operating income were partially offset by (i) additional charges for inventory obsolescence due to the aging of certain of our inventories, (ii) increased incentive compensation expenses due to a higher level of pretax income, and (iii) operating losses at our subsidiary in the Russian Federation due to competitive pricing pressures in its local market.

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

Thermal Solutions Products

Fiscal Year 2011 Compared to Fiscal Year 2010

Net Sales. Sales of our thermal solutions products for fiscal year 2011 increased $0.6 million, or 4.4%, from fiscal year 2010. Approximately $0.3 million of this increase resulted from growing sales to our Canadian customers. We consider the remaining increase to be somewhat normal due to recurring fluctuations in product sales volume and not associated with any long-term trend.

Operating Income. Our operating income from our thermal solutions products for fiscal year 2011 decreased $0.4 million, or 109.3%, from fiscal year 2010. The decline in profitability resulted from (i) lower margins on product sales due to higher material costs for our film products, (ii) additional charges for inventory obsolescence expense due to the aging of certain inventories, and (iii) increased incentive compensation expenses relative to the improvement in our consolidated financial results.

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

Incentive Compensation Program

We adopted an incentive compensation program for fiscal year 2011 whereby most employees will be eligible to begin earning incentive compensation if the Company reaches a five percent pretax return on stockholders’ equity, determined as of September 30, 2010. To be eligible to participate in this incentive compensation program, employees must participate in our Core Values Program. Based on our experience in prior years, we expect one hundred percent of our eligible employees to participate in the Core Values Program. The incentive compensation program does not apply to the employees of our subsidiary in the Russian Federation since such employees participate in a locally administered bonus program. Certain non-executive employees are required to achieve specific goals to earn a significant portion of their total incentive compensation award. Any bonus awards earned under this program in fiscal year 2011 will be paid out to eligible employees after the end of the fiscal year.

Upon reaching the five percent threshold under this proposed program, an incentive compensation accrual will be established equal to 14.5 percent of the amount of any consolidated pretax profits above the five percent pretax return threshold. The maximum aggregate bonus available under the program for fiscal year 2011 was originally $3.5 million; however, our board of directors subsequently increased the maximum bonus pool to $4.2 million based on the record earnings of the Company in fiscal year 2011. Under this program as modified, for the fiscal years ended September 30, 2011 and 2010, we had accrued $4.2 million and $3.3 million, respectively, of incentive compensation expense.

Liquidity and Capital Resources

At September 30, 2011, we had $31.4 million in cash and cash equivalents. For fiscal year 2011, we generated approximately $1.1 million of cash in operating activities. Sources of cash generated in our operating activities resulted from net income of $29.7 million. Additional sources of cash included net non-cash charges of $11.8 million for deferred income tax benefit, depreciation, amortization, stock-based compensation, inventory obsolescence and bad debts. Other sources of cash included , (i) a $2.0 million decrease in trade accounts and notes receivable primarily resulting from improved cash receipts from customers during fiscal year 2011, (ii) a $1.8 million increase in accrued expenses and other primarily resulting from an increase of $0.8 million for incentive compensation expenses due to increased consolidated pretax earnings, and a $0.7 million increase in warranty accruals due to increased potential warranty exposure resulting from increased product sales, and (iii) a $1.2 million increase in accounts payable due to increased purchases of raw materials. These sources of cash were offset by (i) a $29.5 million increase in inventories due to the replenishment of low levels of our wireless data acquisition system inventories, and increasing levels of work-in-process resulting from product orders and anticipated demand for wireless data acquisition system sales and rentals, (ii) a $11.2 million adjustment to transfer gross profits from rental equipment sales to investing activities since such transactions involve the sale of long-lived assets, (iii) a $2.5 million increase in other current assets resulting from the advanced payment of income taxes in certain tax jurisdictions, (iv) a $1.7 million decrease in income tax payable resulting from the payment of income taxes owed on our pretax profits and (v) a $0.6 million decrease in deferred revenue resulting from a reduction in the amount of advanced payments received from our customers.

Throughout fiscal years 2009 and 2010, we made substantial efforts to reduce our inventory levels in order to meet declining levels of product demand for our traditional seismic products and to generate cash flows to reduce our indebtedness. Due to the relatively low levels of inventories at the outset of fiscal year 2011 and the significant demand for new products like our wireless data acquisition system and our intention to establish and increase our rental fleet of wireless data acquisition equipment, we have strategically increased certain product inventories to meet this demand. However, we continue to be subject to high levels of inventory obsolescence expense for our older and slower moving products. We continue to give substantial attention to the management of our inventories in this area.

For fiscal year 2011, we used approximately $5.2 million of cash in investing activities. The uses of cash primarily resulted from (i) our investment of $15.4 million for rental equipment, (ii) $4.7 million of capital expenditures for property and equipment, and (iii) a $4.9 million investment in short-term investments. In addition, we transferred $0.2 million of inventories to our rental equipment during fiscal year 2011 which had a non-cash impact. The uses of cash outlined above were partially offset by $19.9 million of proceeds from the sale of used rental equipment. Due to strong customer demand for our wireless rental equipment, we estimate that our capital expenditures for rental equipment in fiscal year 2012 could be approximately $16.0 million or more, including non-cash additions to our used rental fleet. In addition, we estimate that other capital expenditures for property and equipment could be approximately $5.0 million. Similar to fiscal year 2011, in fiscal year 2012 we expect to sell a significant amount of our rental equipment to customers and, therefore, generate sales proceeds to partially or fully offset such investments in rental equipment. For fiscal year 2012, we expect to finance our capital expenditures in rental equipment and other property and equipment from our cash on hand, internal cash flow, rental equipment sales proceeds and/or from borrowings under our Credit Agreement.

For fiscal year 2011, we generated approximately $2.0 million of cash in the financing activities of our operations. During fiscal year 2011, we generated $9.7 million of proceeds from the exercise of stock options and related tax benefits. Partially offsetting these proceeds was a $7.7 million cash payment to pay off a mortgage loan obligation.

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

On March 2, 2011, we entered into a new credit agreement (as amended, the “New Credit Agreement”) with a bank. Under the New Credit Agreement, we can borrow up to $25.0 million principally secured by our accounts receivable, inventories and equipment. In addition, certain of our domestic subsidiaries have guaranteed our obligations under the New Credit Agreement and such subsidiaries have secured the obligations by the pledge of certain of the assets of such subsidiaries. The New Credit Agreement expires on March 2, 2014. The New Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial ratios, restricts us and our subsidiaries’ ability to pay dividends and contains other covenants customary in agreements of this type. The interest rate for borrowings under the New Credit Agreement is a LIBOR based rate with a margin spread of 250-350 basis points depending upon the maintenance of certain ratios. At September 30, 2011, the interest rate was 2.7%. At September 30, 2011, there were no borrowings outstanding under the New Credit Agreement, standby letters of credit outstanding in the amount of $0.2 million and additional borrowings available were $24.8 million. Please see “Risk Factors” for more information about the restrictive covenants imposed on us by the New Credit Agreement.

Prior to entering into the New Credit Agreement, several of our subsidiaries were a party to a credit agreement (the “Previous Credit Agreement”) with a bank, and could borrow up to $25.0 million secured principally by the subsidiaries’ accounts receivable and inventories. The Previous Credit Agreement, as amended, was scheduled to expire on April 30, 2011, however this agreement was terminated on March 2, 2011 and replaced by the New Credit Agreement. Borrowings under the Previous Credit Agreement were subject to borrowing base restrictions based on levels of eligible accounts receivable and inventories. The Previous Credit Agreement limited the incurrence of additional indebtedness, required the maintenance of certain financial amounts, restricted the Company’s and the borrower subsidiaries’ ability to pay dividends and contained other covenants customary in agreements of this type.

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

We primarily derive revenue from the sale, and short-term rental under operating leases, of seismic instruments and equipment and thermal solutions products. We generally recognize sales revenues when our products are shipped and title and risk of loss have passed to the customer. We recognize rental revenues as earned over the rental period. Rentals of our equipment generally range from daily rentals to rental periods of up to six months or longer. Except for certain of our reservoir characterization products, our products are generally sold without any customer acceptance provisions and our standard terms of sale do not allow customers to return products for credit. In instances where the customer requires a significant performance test for our new and unproven products, we do not recognize the revenue attributable to the product as to which the performance test applies until the performance test is satisfied. Collection of revenue from the sale of large-scale reservoir characterization products may occur at various stages of production or after delivery of the product, and the collected funds are generally not refundable to the customer.

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

We do not modify our normal billing and credit terms for these types of sales. As of September 30, 2011 and 2010, we had no sales under bill and hold arrangements. As of September 30, 2009, we had recognized $0.6 million of sales under bill and hold arrangements.

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

Management’s Current Outlook and Assumptions

Our estimates as to future results and industry trends, to the extent described in this document, are generally based on assumptions regarding the future level of seismic exploration activity, seismic reservoir monitoring projects, demand for offshore cable and other industrial products and demand for thermal imaging technologies, and in turn, their effect on the demand and pricing of our products and services. Our analysis of the market and its impact on us is based upon the following assumptions:

•

Although crude oil prices have stabilized over the last two years, we believe the impact of the sovereign debt issues in Europe, slower economic growth in the U.S. and China and the resulting recessionary fears, combined with potentially volatile and unsteady energy commodity prices may constrain oil and gas exploration activities in North America and also in certain international markets. Furthermore, we believe many of our seismic customers relying on credit markets as the source of funds for their capital spending could be prohibited from purchasing new equipment until financial markets stabilize and demand for exploration activities increases. The uncertainty of these global economic matters and their ultimate impact on energy exploration activities and on our customers’ ability to access credit markets may cause demand for our seismic exploration products to decrease.

•

In fiscal years 2010 and 2009, our Russian and Canadian seismic operations experienced low product demand, excess manufacturing capacity, intense price competition, low rental equipment utilization and certain asset write-downs resulting from these factors. Together, the seismic activities of these subsidiaries generated operating losses of $1.3 million and $3.3 million in fiscal years 2010 and 2009, respectively. While both the Russian and Canadian subsidiaries experienced significant revenue increases during fiscal year 2011, the Russian subsidiary reported an operating loss of $0.4 million in fiscal year 2011 and continues to face intense pricing competition for product sales to its Russian and CIS customers. We do not expect our Russian subsidiary to emerge from these difficult conditions until later in fiscal year 2012 and, therefore, we do not expect significant improvements in the operating results of our Russian subsidiary in fiscal year 2012. We do, however, expect improving operating results from our Canadian subsidiary throughout fiscal year 2012 due to expected increases in oil and gas exploration activities in Canada, and from customer demand for purchases and rentals of our wireless data acquisition system.

•

We believe the impact of political conditions and hostilities around the world, including those in North Africa and the Middle East, which may impact oil and gas commodity prices, will not cause a significant increase or decrease in demand for our seismic products for the foreseeable future.

•

Based upon our current backlog, we expect revenues from our borehole and seabed reservoir characterization products and services to remain level with fiscal year 2011 revenues. Our current product backlog does not contain any orders for large-scale seabed reservoir monitoring systems. If we were to sell such a system in fiscal year 2012, we would expect our revenues for these products to increase significantly.

•	We expect revenues from the sale and rental of recent product introductions, such as our wireless nodal seismic data recording systems, to improve during fiscal year 2012.

•	We expect demand for our products used in the thermal solutions industry to remain level with fiscal year 2011 revenues.

•	We expect sales of our industrial products to remain level with our fiscal year 2011 sales.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We have some market risk relative to sensitive instruments entered into for trading purposes and have only very limited risk as to arrangements entered into other than for trading purposes. We do not engage in commodity or commodity derivative instrument purchasing or selling transactions. Because of the inherent unpredictability of foreign currency rates and interest rates, as well as other factors, actual results could differ materially from those projected in this Item.

Short-Term Investment Risk

Our short-term investments consisting of corporate bonds, government bonds and other similar investments are classified for accounting purposes as available-for-sale. If these short-term investments are not held to maturity, the proceeds obtained when the instruments are sold will be impacted by the current interest rates at the time they are sold.

Foreign Currency and Operations Risk

One of our wholly-owned subsidiaries, OYO-GEO Impulse, is located in the Russian Federation. Therefore, our financial results may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions in the Russian Federation or changes in its political climate. Our consolidated balance sheet at September 30, 2011 reflected approximately $6.4 million of net working capital related to OYO-GEO Impulse. For third-party transactions, OYO-GEO Impulse both receives its income and pays its expenses primarily in rubles. To the extent that transactions of OYO-GEO Impulse are settled in rubles, a devaluation of the ruble versus the U.S. dollar could reduce any contribution from OYO-GEO Impulse to our consolidated results of operations and total comprehensive income as reported in U.S. dollars. We do not hedge the market risk with respect to our operations in the Russian Federation; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of rubles versus U.S. dollars to the extent such disruptions result in any reduced valuation of OYO-GEO Impulse’s net working capital or future contributions to our consolidated results of operations. At September 30, 2011, the foreign exchange rate of the U.S. dollar to the ruble was 1:28.9. If the U.S. dollar versus ruble exchange rate were to decline by ten percent, our working capital could decline by $0.6 million.

Foreign Currency Intercompany Accounts and Notes Receivable

From time to time, we provide access to capital to our foreign subsidiaries through U.S. dollar denominated interest bearing promissory notes. Such funds are generally used by our foreign subsidiaries to purchase capital assets and for general working capital needs. In addition, we sell products to our foreign subsidiaries in U.S. dollars on trade credit terms. Because U.S. dollar denominated intercompany debts are accounted for in the local currency of our foreign subsidiaries, any appreciation or devaluation of such foreign currencies against the U.S. dollar will result in a gain or loss, respectively, to our consolidated statement of operations. At September 30, 2011, we had outstanding accounts and notes receivable of $0.4 million from our subsidiary in the Russian Federation. At September 30, 2011, the foreign exchange rate of the U.S. dollar to ruble was 1:28.9. If the U.S. dollar exchange rate were to decline by ten percent, our intercompany accounts and notes receivable would decline by $36,000 in the Russian Federation.

Floating Interest Rate Risk

The New Credit Agreement contains a floating interest rate, which subjects us to the risk of increased interest costs associated with any upward movements in bank market interest rates. Under the New Credit Agreement our borrowing interest rate is a LIBOR based rate plus 250-350 basis points. As of September 30, 2011, we had no borrowings under the New Credit Agreement.

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

In connection with the preparation of this Annual Report on Form 10-K, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of September 30, 2011 of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective as of September 30, 2011.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework. Based on this assessment, our management concluded that, as of September 30, 2011, our internal control over financial reporting is effective based on those criteria.

Our internal control over financial reporting as of September 30, 2011 has been audited by UHY LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ending September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 2012 Annual Meeting of Stockholders under the captions “Election of Directors”, “Executive Officers and Compensation,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 2012 Annual Meeting of Stockholders under the caption “Executive Officers and Compensation” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 2012 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference, and in Item 5, “Market for Registrant’s Common Equity and Related Stockholder Matters,” contained in Part II hereof.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 2012 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 2012 Annual Meeting of Stockholders under the caption “Independent Public Accountants” and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements and Financial Statement Schedules

The financial statements and financial statement schedules listed on the accompanying Index to Financial Statements (see page F-1) are filed as part of this Annual Report on Form 10-K.

Exhibits

Exhibit Number	Description of Documents

3.1(a)	Restated Certificate of Incorporation of the Registrant.

3.2(a)	Restated Bylaws of the Registrant.

3.3(p)	Amendment No. 1 to OYO Geospace Corporation Amended and Restated Bylaws.

4.1(a)	Restated Certificate of Incorporation of the Registrant.

4.2(a)	Restated Bylaws of the Registrant.

4.3(p)	Amendment No. 1 to OYO Geospace Corporation Amended and Restated Bylaws.

10.1(a)	Employment Agreement dated as of August 1, 1997, between the Company and Gary D. Owens.*

10.2(a)	Employment Agreement dated as of August 1, 1997, between the Company and Michael J. Sheen.*

10.3(b)	OYO Geospace Corporation 1997 Key Employee Stock Option Plan.*

10.4(c)	Amendment No. 1 to OYO Geospace Corporation 1997 Key Employee Stock Option Plan, dated February 2, 1998.*

10.5(c)	Amendment No. 2 to OYO Geospace Corporation 1997 Key Employee Stock Option Plan, dated November 16, 1998.*

10.6(g)	Amendment No. 3 to OYO Geospace Corporation 1997 Key Employee Stock Option Plan, dated November 10, 2000.*

10.7(g)	Amendment No. 4 to OYO Geospace Corporation 1997 Key Employee Stock Option Plan, dated February 8, 2005.*

10.8(b)	OYO Geospace Corporation 1997 Non-Employee Director Plan.*

10.9(g)	Amendment No. 1 to OYO Geospace Corporation 1997 Non-Employee Director Plan, dated February 8, 2005.*

10.10(a)	Printhead Purchase Agreement dated November 10, 1995 between the Company and OYO Corporation.

10.11(a)	Master Sales Agreement dated November 10, 1995, between the Company and OYO Corporation.

10.12(d)	Form of Director Indemnification Agreement.

10.13(f)	Business Loan Agreement dated November 22, 2004, made by and between Union Planters Bank, N.A. (predecessor in interest to Regions Bank), and Concord Technologies, LP, Geospace Technologies, LP, OYO Instruments, LP, Geospace Engineering Resources International, LP and OYOG Operations, LP.

10.14(h)	First Amendment to Loan Agreement dated as of September 19, 2005, between Regions Bank (F/K/A Union Planters Bank, N.A.) and Concord Technologies, LP, Geospace Technologies, LP, OYO Instruments, LP, Geospace Engineering Resources International, LP and OYOG Operations, LP.

10.15(h)	Promissory Note dated September 19, 2005, made by Concord Technologies, LP, Geospace Technologies, LP, OYO Instruments, LP, Geospace Engineering Resources International, LP and OYOG Operations, LP for the benefit of Regions Bank (F/K/A Union Planters Bank, N.A.).

10.16(h)	Guaranty Agreement dated September 19, 2005, made by and between the Company and Regions Bank (F/K/A Union Planters Bank, N.A.). Each of OYOG, LLC and OYOG Limited Partner, LLC has entered into a Guaranty Agreement with Regions Bank (F/K/A Union Planters Bank, N.A.) which is substantially identical to the exhibited Guaranty Agreement.

10.17(h)	Security Agreement dated as of September 19, 2005, between Regions Bank (F/K/A Union Planters Bank, N.A.), and Concord Technologies, LP. Each of Geospace Technologies, LP, OYO Instruments, LP, Geospace Engineering Resources International, LP and OYOG Operations, LP has entered into a Security Agreement with Regions Bank (F/K/A Union Planters Bank, N.A.) which is substantially identical to the exhibited Security Agreement.

10.18(e)	Deed of Trust, Security Agreement, Assignment of Rents and Financing Statement, dated September 10, 2003, by and between OYOG Operations, LP and Compass Bank.

10.19(e)	Promissory Note dated September 10, 2003, made by OYOG Operations, LP payable to Compass Bank.

10.20(e)	Guaranty Agreement dated September 10, 2003, by and between the Company and Compass Bank.

10.21(e)	Earnest Money Contract dated May 27, 2003, by and between Cooper Tools, Inc. and OYOG Operations, L.P.

10.22(e)	First Amendment to Earnest Money Contract, dated July 14, 2003, by and between Cooper Tools, Inc. and OYOG Operations, LP.

10.23(e)	Second Amendment to Earnest Money Contract, dated August 14, 2003, by and between Cooper Tools, Inc. and OYOG Operations, LP.

10.24(e)	Third Amendment to Earnest Money Contract, dated August 22, 2003, by and between Cooper Tools, Inc. and OYOG Operations, LP.

10.25(i)	OYO Geospace Corporation Fiscal Year 2009 Bonus Plan.*

10.26(j)	Second Amendment to Loan Agreement dated as of June 16, 2006, between Regions Bank (F/K/A Union Planters Bank, N.A.) and Concord Technologies, LP, Geospace Technologies, LP, OYO Instruments, LP, Geospace Engineering Resources International, LP and OYOG Operations, LP.

10.27(k)	Third Amendment to Loan Agreement dated as of January 10, 2007, between Regions Bank (F/K/A Union Planters Bank, N.A.) and Concord Technologies, LP, Geospace Technologies, LP, OYO Instruments, LP, Geospace Engineering Resources International, LP and OYOG Operations, LP.

10.28(l)	Fourth Amendment to Loan Agreement dated as of October 12, 2007, between Regions Bank (F/K/A Union Planters Bank, N.A.) and Concord Technologies, LP, Geospace Technologies, LP, OYO Instruments, LP, Geospace Engineering Resources International, LP and OYOG Operations, LP.

10.29(m)	Fifth Amendment to Loan Agreement dated as of March 12, 2008, between Regions Bank (F/K/A Union Planters Bank, N.A.) and Concord Technologies, LP, Geospace Technologies, LP, OYO Instruments, LP, Geospace Engineering Resources International, LP and OYOG Operations, LP.

10.30(m)	Promissory Note dated March 13, 2008, made by OYOG Operations, LP payable to Compass Bank.

10.31(m)	Deed of Trust, Security Agreement, Assignment of Rents and Financing Statement, dated March 13, 2008, by and between OYOG Operations, LP and Compass Bank.

10.32(m)	Guaranty Agreement dated March 13, 2008, by and between the Company and Compass Bank.

10.33(m)	Guaranty Agreement dated March 13, 2008, by and between Geospace Technologies, LP and Compass Bank.

10.34(n)	First Amendment effective October 1, 2008 to Employment Agreement dated as of August 1, 1997, between the Company and Gary D. Owens.*

10.35(n)	First Amendment effective October 1, 2008 to Employment Agreement dated as of August 1, 1997, between the Company and Michael J. Sheen.*

10.36(o)	Sixth Amendment to Loan Agreement dated as of April 30, 2009, between Regions Bank (f/k/a Union Planters Bank, N.A.) and Concord Technologies, LP, Geospace Technologies, LP, OYO Instruments, LP, Geospace Engineering Resources International, LP, and OYOG Operations, LP.

10.37(q)	OYO Geospace Corporation Fiscal Year 2011 Bonus Plan.*

10.38(r)	Loan Agreement dated as of March 2, 2011, by and among the Company, as borrower, certain subsidiaries of the Company, as guarantors, and The Frost National Bank, as lender.

10.39(r)	First Amendment to Loan Agreement dated as of March 2, 2011, by and among the Company, as borrower, certain subsidiaries of the Company, as guarantors, and The Frost National Bank, as lender.

10.40(r)	Promissory Note dated March 2, 2011, made by OYO Geospace Corporation payable to The Frost National Bank.

21.1	Subsidiaries of the Registrant.

23.1	Consent of UHY LLP, Independent Registered Public Accounting Firm.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

++101	Interactive Data Files

(a)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed September 30, 1997 (Registration No. 333-36727).
(b)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed November 5, 1997 (Registration No. 333-36727).
(c)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended September 30, 1998.
(d)	Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S- 1 filed November 18, 1997 (Registration No. 333-36727).
(e)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2003.
(f)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2004.
(g)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed February 15, 2005. (Registration No. 333-122835)
(h)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed September 21, 2005.
(i)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008, filed February 6, 2009.
(j)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed July 3, 2006.
(k)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed January 11, 2007.
(l)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 26, 2007.
(m)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed March 17, 2008.
(n)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, filed February 5, 2010.
(o)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed May 4, 2009.
(p)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed August 3, 2007.
(q)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, filed February 4, 2011.
(r)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed March 8, 2011.

*	This exhibit is a management contract or a compensatory plan or arrangement.
++	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OYO GEOSPACE CORPORATION

By:	/s/ GARY D. OWENS
Gary D. Owens, Chairman of the Board
President and Chief Executive Officer

December 9, 2011

Pursuant to the requirements of the Securities Exchange Act, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GARY D. OWENS Gary D. Owens	Chairman of the Board President and Chief Executive Officer (Principal Executive Officer)	December 9, 2011

/s/ THOMAS T. MCENTIRE Thomas T. McEntire	Vice President Chief Financial Officer (Principal Financial Officer and Accounting Officer) and Secretary	December 9, 2011

/s/ WILLIAM H. MOODY William H. Moody	Director	December 9, 2011

/s/ TAKASHI KANEMORI Takashi Kanemori	Director	December 9, 2011

/s/ RICHARD C. WHITE Richard C. White	Director	December 9, 2011

/s/ MICHAEL J. SHEEN Michael J. Sheen	Director	December 9, 2011

/s/ Thomas L. Davis Thomas L. Davis	Director	December 9, 2011

/s/ CHARLES H. STILL Charles H. Still	Director	December 9, 2011

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of OYO Geospace Corporation:

We have audited the accompanying consolidated balance sheets of OYO Geospace Corporation and subsidiaries (“the Company”) as of September 30, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three fiscal years in the period ended September 30, 2011. Our audits also included the financial statement schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OYO Geospace Corporation and subsidiaries as of September 30, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended September 30, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of OYO Geospace Corporation and subsidiaries’ internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 9, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ UHY LLP

Houston, Texas
December 9, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of OYO Geospace Corporation:

We have audited OYO Geospace Corporation and subsidiaries’ (“the Company”) internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Part II, Item 9A of this Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, OYO Geospace Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of OYO Geospace Corporation and subsidiaries as of September 30, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three fiscal years in the period ended September 30, 2011, and our report dated December 9, 2011, expressed an unqualified opinion on those consolidated financial statements.

/s/ UHY LLP

Houston, Texas
December 9, 2011

OYO Geospace Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share amounts)

	AS OF SEPTEMBER 30,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$31,388	$33,453
Short-term investments	4,926	—
Trade accounts receivable, net of allowance of $411 and $334	19,761	19,107
Current portion of notes receivable, net of allowance of $0	2,100	2,400
Inventories, net	72,390	47,395
Deferred income tax asset	6,356	4,542
Other current assets	5,660	3,089

Total current assets	142,581	109,986
Rental equipment, net	11,945	8,003
Property, plant and equipment, net	34,692	33,988
Patents, net of accumulated amortization of $5,534 and $5,295	319	558
Goodwill	1,843	1,843
Non-current deferred income tax asset	505	754
Non-current notes receivable, net of allowance of $0	3,706	6,131
Other assets	1,210	2,233

Total assets	$196,801	$163,496

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	—	440
Accounts payable trade	5,042	3,809
Accrued expenses and other current liabilities	11,384	10,793
Deferred revenue	774	1,311
Deferred income tax liability	82	—
Income tax payable	399	2,056

Total current liabilities	17,681	18,409
Long-term debt, net of current maturities	—	7,260
Non-current deferred income tax liability	2,107	1,241

Total liabilities	19,788	26,910

Commitments and contingencies
Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 6,351,258 and 6,117,358 shares issued and outstanding	64	61
Additional paid-in capital	57,446	47,059
Retained earnings	119,333	89,622
Accumulated other comprehensive income (loss)	170	(156)

Total stockholders’ equity	177,013	136,586

Total liabilities and stockholders’ equity	$196,801	$163,496

The accompanying notes are an integral part of the consolidated financial statements.

OYO Geospace Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	YEAR ENDED SEPTEMBER 30,
	2011	2010	2009
Sales	$172,970	$128,533	$92,860
Cost of sales	98,857	81,177	66,287

Gross profit	74,113	47,356	26,573
Operating expenses:
Selling, general and administrative expenses	18,051	16,618	14,572
Research and development expenses	11,529	9,925	8,062
Bad debt expense (recovery)	128	(479)	318

Total operating expenses	29,708	26,064	22,952

Loss on disposal of equipment	—	(184)	(12)

Income from operations	44,405	21,108	3,609

Other income (expense):
Interest expense	(43)	(238)	(602)
Interest income	267	254	809
Foreign exchange gains (losses)	80	(52)	(414)
Other, net	(90)	(170)	(91)

Total other income (expense), net	214	(206)	(298)

Income before income taxes	44,619	20,902	3,311
Income tax expense	14,908	6,820	1,551

Net income	$29,711	$14,082	$1,760

Earnings per common share:
Basic	$4.78	$2.33	$0.30

Diluted	$4.73	$2.27	$0.29

Weighted average common shares outstanding:
Basic	6,220,657	6,031,314	5,950,403

Diluted	6,286,324	6,193,018	6,079,378

The accompanying notes are an integral part of the consolidated financial statements.

OYO Geospace Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

	YEAR ENDED SEPTEMBER 30,
	2011	2010	2009
Net income	$29,711	$14,082	$1,760
Other comprehensive income (loss):
Change in unrealized loss on available-for-sale securities	(12)	—	—
Foreign currency translation adjustments	338	86	(1,736)

Comprehensive income	$30,037	$14,168	$24

The accompanying notes are an integral part of the consolidated financial statements.

OYO Geospace Corporation and Subsidiaries

Consolidated Statement of Stockholders’ Equity

For the years ended September 30, 2011, 2010 and 2009

(In thousands, except share amounts)

			Additional Paid-In	Retained	Accumulated Other Comprehensive	Total
	Common Stock
	Shares	Amount	Capital	Earnings	Income (Loss)
Balance at September 30, 2008	5,936,508	$59	$42,030	$73,780	$1,494	$117,363
Net income	—	—	—	1,760	—	1,760
Other comprehensive loss	—	—	—	—	(1,736)	(1,736)
Excess tax benefit from share – based compensation		—	147	—	—	147
Issuance of common stock pursuant to exercise of options, net of tax	58,400	1	840	—	—	841
Stock-based compensation	—	—	283	—	—	283

Balance at September 30, 2009	5,994,908	$60	$43,300	$75,540	$(242)	$118,658
Net income	—	—	—	14,082	—	14,082
Other comprehensive income	—	—	—	—	86	86
Excess tax benefit from share – based compensation		—	1,128	—	—	1,128
Issuance of common stock pursuant to exercise of options, net of tax	122,450	1	2,186	—	—	2,187
Stock-based compensation	—	—	445	—	—	445

Balance at September 30, 2010	6,117,358	$61	$47,059	$89,622	$(156)	$136,586
Net income	—	—	—	29,711	—	29,711
Other comprehensive income	—	—	—	—	326	326
Excess tax benefit from share – based compensation		—	6,896	—	—	6,896
Issuance of common stock pursuant to exercise of options, net of tax	233,900	3	2,755	—	—	2,758
Stock-based compensation	—	—	736	—	—	736

Balance at September 30, 2011	6,351,258	$64	$57,446	$119,333	$170	$177,013

The accompanying notes are an integral part of the consolidated financial statements.

OYO Geospace Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	YEAR ENDED SEPTEMBER 30,
	2011	2010	2009
Cash flows from operating activities:
Net income	$29,711	$14,082	$1,760
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax expense (benefit)	(718)	(1,416)	451
Depreciation	6,769	4,921	4,943
Amortization	278	263	246
Stock-based compensation	736	445	283
Bad debt expense (recovery)	128	(479)	318
Inventory obsolescence expense	4,608	2,872	1,272
Gross profit from sale of used rental equipment	(11,165)	(385)	(277)
Loss on early extinguishment of debt	—	137	—
(Gain) loss on disposal of property, plant and equipment	—	184	12
Realized loss on short-term investments	27	—	—
Effects of changes in operating assets and liabilities:
Trade accounts and notes receivable	2,006	(2,678)	14,257
Inventories	(29,528)	6,673	3,238
Other current assets	(2,539)	(855)	223
Accounts payable	1,227	(879)	(3,382)
Accrued expenses and other	1,810	3,047	(4,348)
Deferred revenue	(558)	948	(550)
Income tax payable	(1,656)	1,898	(1,382)

Net cash provided by operating activities	1,136	28,778	17,064

Cash flows from investing activities:
Proceeds from the sale of property, plant and equipment	1	11	23
Proceeds from the sale of used rental equipment	19,917	1,243	277
Purchases of short-term investments	(4,926)	—	—
Investment in rental equipment	(15,414)	(3,893)	(1,319)
Purchase of property and equipment	(4,730)	(2,224)	(390)

Net cash used in investing activities	(5,152)	(4,863)	(1,409)

Cash flows from financing activities:
Change in book overdrafts	—	—	(35)
Net borrowings (principal payments) under line of credit	—	—	(9,978)
Principal payments under mortgage loans	(7,700)	(1,848)	(709)
Penalty for early extinguishment of debt	—	(137)	—
Excess tax benefits from stock-based compensation	6,896	1,128	147
Proceeds from exercise of stock options and other	2,758	2,187	841

Net cash provided by (used in) financing activities	1,954	1,330	(9,734)

Effect of exchange rate changes on cash	(3)	(363)	1,088

Increase (decrease) in cash and cash equivalents	(2,065)	24,882	7,009
Cash and cash equivalents, beginning of fiscal year	33,453	8,571	1,562

Cash and cash equivalents, end of fiscal year	$31,388	$33,453	$8,571

The accompanying notes are an integral part of the consolidated financial statements.

OYO Geospace Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies:

The Company

OYO Geospace Corporation (“OYO”) designs and manufactures instruments and equipment used in the acquisition and processing of seismic data as well as in the characterization and monitoring of producing oil and gas reservoirs. OYO also manufactures and distributes thermal imaging equipment and dry thermal film products to a variety of markets including the screenprint, point of sale, signage and textile markets. As of September 30, 2011, OYO Corporation U.S.A. (“OYO USA”) owned approximately 20.3% of OYO’s common stock. OYO USA is a wholly owned subsidiary of OYO Corporation, a Japanese corporation (“OYO Japan”).

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

Short-term Investments

The Company classifies its investments consisting of corporate bonds, government bonds and other such similar investments as available-for-sale securities. Available-for-sale securities are carried at fair market value with net unrealized holding gains and losses reported each period as a component of comprehensive income in stockholders’ equity. The Company’s short-term investments have contractual maturities ranging from December 2011 to December 2013. See note 2 for additional information.

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts that, at times, exceed federally insured limits. Management of the Company believes that the financial strength of the financial institutions holding such deposits minimizes the credit risk of such deposits.

The Company sells products to customers throughout the United States and various foreign countries. The Company’s normal credit terms for trade receivables are 30 days. In certain situations, credit terms may be extended to 60 days or longer. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for its trade receivables. Additionally, the Company provides long-term financing in the form of promissory notes when competitive conditions require such financing. In such cases, the Company may require collateral. Allowances are recognized for potential credit losses. At September 30, 2011, the Company had two customers comprising 15.5% and 13.3%, respectively, of the Company’s trade accounts receivable. At September 30, 2010, the Company had two customers comprising 22.3% and 11.1%, respectively, of the Company’s trade accounts receivable. The Company had one customer comprising 88.3% of its notes receivable balance at September 30, 2011. The Company had two customers comprising 75.9% and 15.0%, respectively, of its notes receivable balance at September 30, 2010. Two customers comprised 20.2% and 11.1% of the Company’s revenues during fiscal year 2011. One customer comprised 13.2% and 12.0% of the Company’s revenues during the fiscal years 2010 and 2009, respectively.

The Company has a subsidiary located in the Russian Federation. Therefore, the Company’s financial results may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions or changes in political climate within the Russian Federation. The Company’s consolidated balance sheet at September 30, 2011 reflected approximately $6.4 million of net working capital related to this subsidiary. This subsidiary receives a substantial portion of its revenues and pays its expenses primarily in rubles. During the fiscal year ended September 30, 2011, this subsidiary received approximately $5.2 million of its income in U.S. dollars as a result of intercompany sales to the Company’s subsidiary located in the United States. The Company’s consolidated balance sheet at September 30, 2010 reflected approximately $5.1 million of net working capital related to this subsidiary. During the fiscal year ended September 30, 2010, this subsidiary received approximately $3.6 million of its income in U.S. dollars as a result of intercompany sales to the Company’s subsidiary located in the United States. To the extent that transactions of this subsidiary are settled in rubles, a devaluation of the ruble versus the United States dollar could reduce any contribution from this subsidiary to its consolidated results of operations as reported in U.S. dollars. The Company does not hedge the market risk with respect to its operations in the Russian Federation; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of rubles versus U.S. dollars to the extent such disruptions result in any reduced valuation of the subsidiary’s net working capital or future contributions to its consolidated results of operations.

Inventories

The Company records a write-down of its inventories when the cost basis of any manufactured product, including any estimated future costs to complete the manufacturing process, exceeds its net realizable value. Inventories are stated at the lower of cost or market value. Cost is determined on the first-in, first-out method, except that the Company’s subsidiary in the Russian Federation uses an average cost method to value its inventories.

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

Patents

Patents are amortized over the legal life of the patent or the estimated useful life of the patent, whichever is shorter. Patent amortization expense was approximately $0.2 million during each of fiscal years 2011, 2010 and 2009. Patent amortization expense is estimated to be approximately $0.2 million for the fiscal year ending September 30, 2012 and approximately $80,000 during fiscal year 2013.

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

Goodwill

For the fiscal year ended September 30, 2011, the Company adopted simplified procedures for analyzing goodwill impairment. See Recent Accounting Pronouncements in this footnote for additional information. The new guidance on the testing of goodwill for impairment provides the option to first assess qualitative factors to determine if the annual two-step test of goodwill for impairment must be performed. If, based on the qualitative assessment of events or circumstances, an entity determines it is more likely than not that the goodwill fair value is more than its carrying amount then it is not necessary to perform the two-step impairment test. However, if an entity concludes otherwise, then the two-step impairment test must be performed to identify potential impairment and to measure the amount of goodwill impairment, if any. The Company determined that it is more likely than not that the fair value of its goodwill was more than its carrying amount and the two-step process was not necessary for the fiscal year ended September 30, 2011.

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

The Company does not modify its normal billing and credit terms for these types of sales. As of September 30, 2011 and 2010, there were no sales under bill and hold arrangements. As of September 30, 2009, there were $0.6 million of sales under bill and hold arrangements.

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

Product Warranties

The Company offers a standard product warranty obligating it to repair or replace products with manufacturing defects. The Company maintains a reserve for future warranty costs based on historical experience or, in the absence of historical product experience, management’s estimates. Changes in the warranty reserve are contained in the following table (in thousands):

Balance at the beginning of the period (October 1, 2009)	$832
Accruals for warranties issued during the period	3,219
Accruals related to pre-existing warranties (including changes in estimates)	—
Settlements made (in cash or in kind) during the period	(2,673)

Balance at the end of the period (September 30, 2010)	1,378
Accruals for warranties issued during the period	2,675
Accruals related to pre-existing warranties (including changes in estimates)	—
Settlements made (in cash or in kind) during the period	(1,930)

Balance at the end of the period (September 30, 2011)	$2,123

Stock-Based Compensation

Under the FASB share-based payment framework, the Company expenses the grant date fair value of equity awards over the requisite service period. The Company uses the Black-Scholes model to value its new stock option grants. The share-based payment framework also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation. In addition, the share-based payment framework requires the Company to reflect the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash inflow. The Company recorded stock-based compensation expenses of $0.7 million, $0.4 million and $0.3 million for the fiscal years ended September 30, 2011, 2010 and 2009, respectively.

There were no stock options granted during fiscal year 2011 and 63,000 and 146,000 stock options granted during fiscal years 2010 and 2009, respectively. The fair value of options granted during the fiscal year ended September 30, 2010 and 2009 was estimated using the Black-Scholes option-pricing model using the following data:

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

Shipping and Handling Costs

Amounts billed to a customer in a sales transaction related to reimbursable shipping and handling costs are included in revenues and the associated costs incurred by the Company for reimbursable shipping and handling costs are reported in cost of sales. The Company had shipping and handling costs of $0.7 million, $0.7 million and $0.6 million for each of the fiscal years ended September 30, 2011, 2010 and 2009, respectively.

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

In June 2011, the FASB issued new guidance on the presentation of comprehensive income that will require a company to present components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted. The new guidance has been early adopted by the Company and the components of net income and other comprehensive income are presented in two separate, but consecutive statements for the Company’s fiscal years ended September 30, 2011, 2010 and 2009.

In September 2011, the FASB issued new guidance on the testing of goodwill for impairment that provides the option to first assess qualitative factors to determine if the annual two-step test of goodwill for impairment must be performed. If, based on the qualitative assessment of events or circumstances, an entity determines it is not more likely than not that the goodwill fair value is less than its carrying amount then it is not necessary to perform the two-step impairment test. However, if an entity concludes otherwise, then the two-step impairment test must be performed to identify potential impairment and to measure the amount of goodwill impairment, if any. The new guidance was adopted for the annual goodwill impairment testing for the Company’s fiscal year ended September 30, 2011. The Company determined that it is more likely than not that the fair value of its goodwill was more than its carrying amount and the two-step process was not necessary for the fiscal year ended September 30, 2011.

2. Short-term Investments

	As of September 30, 2011 (in thousands)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate	$3,890	$—	$(18)	$3,872
Government	1,054	—	—	1,054

Total	$4,944	$—	$(18)	$4,926

Accumulated other comprehensive income (loss) reflected on the balance sheet at September 30, 2011 includes unrealized losses (net of tax) of $12,000.

3. Fair Value of Financial Instruments

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

The Company measures short-term investments at fair value on a recurring basis. The fair value measurement of the Company’s short-term investments was determined using the following inputs:

	As of September 30, 2011 (in thousands)
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)
Short-term investments:
Corporate bonds	$3,872	$3,872	$—	$—
Government bonds	1,054	1,054	—	—

Total	$4,926	$4,926	$—	$—

Investments in corporate and government bonds classified as available-for-sale are measured using the quoted market prices (Level 1) as of September 30, 2011.

4. Inventories:

Inventories consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2011	2010
Finished goods and sub-assemblies	$20,430	$11,211
Work in progress	14,255	7,166
Raw materials	47,257	35,663
Obsolescence reserve	(9,552)	(6,645)

	$72,390	$47,395

Inventory obsolescence expense was approximately $4.6 million, $2.9 million and $1.3 million during fiscal years 2011, 2010 and 2009, respectively.

5. Accounts and Notes Receivable:

The Company’s current trade accounts receivable consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2011	2010
Trade accounts receivable	$20,172	$19,441
Allowance for doubtful accounts	(411)	(334)

	$19,761	$19,107

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

Current notes receivable are reflected in the following table (in thousands):

	AS OF SEPTEMBER 30,
	2011	2010
Current notes receivable	$2,100	$2,400
Allowance for doubtful notes	—	—

	$2,100	$2,400

Non-current notes receivable are reflected in the following table (in thousands):

	AS OF SEPTEMBER 30,
	2011	2010
Non-current notes receivable	$3,706	$6,131
Allowance for doubtful notes	—	—

	$3,706	$6,131

Notes receivable are generally collateralized by the products sold, and bear interest at rates ranging up to 14.5% per year. The annual maturities of notes receivable will be approximately $2.1 million, $1.6 million, $1.7 million and $0.3 million, respectively, at various times through December 2015. The Company has, on occasion, extended or renewed notes receivable as they mature, but there is no obligation to do so.

6. Rental Equipment:

Rental equipment consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2011	2010
Rental equipment, primarily geophones and related products	$21,250	$19,421
Accumulated depreciation	(9,305)	(11,418)

	$11,945	$8,003

Rental equipment depreciation expense was $2.8 million, $1.1 million and $0.8 million in fiscal years 2011, 2010 and 2009, respectively. We transferred $0.3 million and $0.3 million of inventories to our rental equipment during fiscal years 2011 and 2010 which had a non-cash impact.

7. Property, Plant and Equipment:

Property, plant and equipment consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2011	2010
Land and land improvements	$3,230	$3,214
Buildings and building improvements	24,520	23,895
Machinery and equipment	33,723	30,313
Furniture and fixtures	1,059	990
Transportation equipment	30	35
Tools and molds	359	237
Construction in progress	3,595	3,105

	66,516	61,789
Accumulated depreciation	(31,824)	(27,801)

	$34,692	$33,988

Property, plant and equipment depreciation expense was $3.9 million, $3.8 million and $4.1 million in fiscal years 2011, 2010 and 2009, respectively.

8. Notes Payable and Long-Term Debt:

Notes payable and long-term debt consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2011	2010
Mortgage note payable, original mortgage was refinanced in March 2008 and is due in monthly installments of $37 with interest at LIBOR plus 150 basis points through February 2028, with remaining principal and interest due March 2028, collateralized by certain land and building having a net book value of $12.9 million	—	7,700
Less current portion	—	(440)

	$—	$7,260

On December 15, 2010 the Company paid off a long-term mortgage note with a principal balance outstanding of $7.7 million. The Company was not required to pay any additional fees as a result of the early extinguishment of the mortgage note.

On March 2, 2011, the Company entered into a new credit agreement (as amended, the “New Credit Agreement”) with a bank. Under the New Credit Agreement, the Company can borrow up to $25.0 million principally secured by its accounts receivable, inventories and equipment. In addition, certain domestic subsidiaries of the Company have guaranteed the obligations of the Company under the New Credit Agreement and such subsidiaries have secured the obligations by the pledge of certain of the assets of such subsidiaries. The New Credit Agreement expires on March 2, 2014. The New Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial ratios, restricts the Company and its subsidiaries’ ability to pay dividends and contains other covenants customary in agreements of this type. The interest rate for borrowings under the New Credit Agreement is a LIBOR based rate with a margin spread of 250-350 basis points depending upon the maintenance of certain ratios. At September 30, 2011, the Company was in compliance with all covenants. At September 30, 2011, there were no borrowings outstanding under the New Credit Agreement, standby letters of credit outstanding in the amount of $0.2 million and additional borrowings available were $24.8 million.

Prior to entering into the New Credit Agreement, several of the Company’s subsidiaries were a party to a credit agreement (the “Previous Credit Agreement”) with a bank, and could borrow up to $25.0 million secured principally by the subsidiaries’ accounts receivable and inventories. The Previous Credit Agreement, as amended, was scheduled to expire on April 30, 2011; however, this agreement was terminated on March 2, 2011 and replaced by the New Credit Agreement. Borrowings under the Previous Credit Agreement were subject to borrowing base restrictions based on levels of eligible accounts receivable and inventories. The Previous Credit Agreement limited the incurrence of additional indebtedness, required the maintenance of certain financial amounts, restricted the Company’s and the borrower subsidiaries’ ability to pay dividends and contained other covenants customary in agreements of this type.

9. Accrued Expenses and Other Current Liabilities:

Accrued expenses and other current liabilities consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2011	2010
Employee bonuses	$4,167	$3,331
Product warranty	2,123	1,378
Compensated absences	1,206	1,037
Legal and professional fees	475	517
Payroll	198	1,811
Property taxes	1,215	1,270
Medical claims	372	371
Other	1,628	1,078

	$11,384	$10,793

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

10. Employee Benefits:

The Company’s employees are participants in the OYO Geospace Corporation Employee’s 401(k) Retirement Plan (the “Plan”), which covers substantially all eligible employees in the United States. The Plan is a qualified salary reduction plan in which all eligible participants may elect to have a percentage of their compensation contributed to the Plan, subject to certain guidelines issued by the Internal Revenue Service. The Company’s share of discretionary matching contributions was approximately $0.6 million, $0.5 million and $0.5 million in fiscal years 2011, 2010 and 2009, respectively.

The Company’s stock incentive plans in which employees may participate are discussed in Note 11 to these Consolidated Financial Statements.

The Company’s employees are also participants in the OYO Geospace Corporation Fiscal Year 2011 Bonus Plan (the “Bonus Plan”). Every employee of the Company is eligible to participate in Tier I of the Bonus Plan except for its employees in the Russian Federation, who participate in a local plan. Under Tier I, employees share proportionally in the Company’s profit based on each employee’s relative payroll. The Tier I bonus pool is established by accruing 14.5% of consolidated pretax profits (before bonus) above a specified range. Selected employees are eligible to participate in Tier II of the Bonus Plan, which applies after Tier I is fully funded. The Tier II Bonus pool is established by accruing 14.5% of consolidated pretax profits (before bonus) within a specified range. Under Tier II, participants share in the bonus pool based on their respective working groups meeting predefined goals. The Company recorded bonus expense of $4.2 million, $3.3 million and zero for the fiscal years 2011, 2010 and 2009, respectively.

11. Stockholders’ Equity:

In September 1997, the board of directors and stockholders approved the 1997 Key Employee Stock Option Plan (the “Employee Plan”), and, following amendments thereto, there has been reserved an aggregate of 1,125,000 shares of common stock for issuance thereunder. In November 1997, the board of directors and stockholders approved the Company’s 1997 Non-Employee Director Plan (the “Director Plan”) and following an amendment thereto, there has been reserved an aggregate of 150,000 shares of common stock for issuance thereunder. At September 30, 2011, the shares of common stock available for grant under the Employee Plan and Director Plan were 92,175 and 45,721, respectively.

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

Effective November 5, 1999, the board of directors approved the OYO Geospace Corporation 1999 Broad-Based Option Plan (the “Broad-Based Plan”) and reserved an aggregate of 50,000 shares for issuance thereunder. Under the Broad-Based Plan, the Company is authorized to issue to all employees (except executive officers and employee directors) nonqualified stock options to purchase common stock of the Company. These options have a term not to exceed ten years. The exercise price of any broad-based option may not be less than the fair market value of the common stock on the date of grant. These options vest over a one-year period commencing on the date of grant. There were 19,000 shares available for grant under this plan at September 30, 2011.

A summary of the activity with respect to stock options is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2008	380,750	12.81
Granted	146,000	17.56
Exercised	(58,400)	14.39
Forfeited	(100)	11.25
Expired	—	—

Outstanding at September 30, 2009	468,250	14.10
Granted	63,000	50.08
Exercised	(122,450)	17.85
Forfeited	(100)	11.25
Expired	—	—

Outstanding at September 30, 2010	408,700	18.53
Granted	—	—
Exercised	(233,900)	11.79
Forfeited	(2,000)	17.56
Expired	—	—

Outstanding at September 30, 2011	172,800	21.35

The number of stock options vested during fiscal years 2011, 2010 and 2009 were 51,250, 37,750 and 2,000, respectively. The fair values of stock options vested during fiscal years 2011, 2010 and 2009 were $0.7 million, $0.3 million and $29,000, respectively.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Term (in years)	Weighted Average Exercise Price	Shares	Weighted Average Remaining Term (in years)	Weighted Average Exercise Price
$ 6.81 to $13.49	14,650	1.5	$8.43	14,650	1.5	$8.43
$13.50 to $19.99	100,650	7.2	17.56	29,650	7.1	17.58
$20.00 to $53.95	57,500	8.8	50.20	10,250	8.9	50.75

	172,800	7.3	27.65	54,550	5.9	21.35

As of September 30, 2011 total unvested compensation expense associated with stock options amounted to $1.5 million and will be recognized over the next four fiscal years.

12. Income Taxes:

Components of income before income taxes were as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2011	2010	2009
United States	$43,414	$21,404	$6,910
Foreign	1,205	(502)	(3,599)

	$44,619	$20,902	$3,311

The provision (benefit) for income taxes consisted of the following (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2011	2010	2009
Current:
Federal	$15,281	$8,131	$958
Foreign	66	(109)	47
State	279	214	95

	15,626	8,236	1,100

Deferred:
Federal	(1,228)	(1,394)	1,303
Foreign	510	(22)	(852)

	(718)	(1,416)	451

	$14,908	$6,820	$1,551

Actual income tax expense (benefit) differs from income tax expense computed by applying the statutory federal tax rate of 35.0%, 35.0% and 34.0% for fiscal years ended September 30, 2011, 2010 and 2009, respectively, as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2011	2010	2009
Provision for U.S. federal income tax at statutory rate	$15,617	$7,313	$1,126
Effect of foreign income taxes	(244)	(19)	415
Manufacturers’/producers’ deduction	(921)	(504)	(89)
Research and experimentation tax credits	(750)	(27)	(181)
State income taxes, net of federal income tax benefit	181	139	61
Nondeductible expenses	504	197	92
Resolution of prior years’ tax matters	(116)	(121)	(45)
Contingency for uncertainty in income taxes	632	(123)	49
Other items	5	(35)	123

	$14,908	$6,820	$1,551

	33.4%	32.6%	46.8%

Deferred income taxes under the liability method reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income tax asset were as follows (in thousands):

	AS OF SEPTEMBER 30, 2011			AS OF SEPTEMBER 30, 2010
	U. S.	Non U.S.	Total	U. S.	Non U.S.	Total
Deferred income tax assets:
Allowance for doubtful accounts	$97	$2	$99	$78	$1	$79
Inventories	4,335	—	4,335	2,930	108	3,038
Capitalized research and development costs	355	—	355	706	—	706
Property, plant and equipment and other	—	71	71	—	344	344
Intangible assets	—	—	—	28	—	28
Net operating loss carryforwards, tax credits and deferrals	—	433	433	—	410	410
Stock-based compensation	333	—	333	487	—	487
Accrued product warranty	723	11	734	468	8	476
Accrued compensated absences	408	—	408	350	—	350
Comprehensive income	—	—	—	81	—	81
Insurance and other reserves	788	31	819	602	88	690

	7,039	548	7,587	5,730	959	6,689
Deferred income tax liabilities:
Allowance for doubtful accounts	—	(120)	(120)	—	(92)	(92)
Intangible assets	(58)	—	(58)	—	—	—
Comprehensive income	(92)	—	(92)	—	—	—
Property, plant and equipment and other	(2,645)	—	(2,645)	(2,542)	—	(2,542)

Net deferred income tax asset	$4,244	$428	$4,672	$3,188	$867	$4,055

The Company has net operating losses at its Russian subsidiary that can be carried forward six years. Such net operating losses will expire beginning after fiscal year 2015.

Deferred income taxes are reported as follows in the accompanying consolidated balance sheet (in thousands):

	AS OF SEPTEMBER 30,
	2011	2010
Current deferred income tax asset	$6,356	$4,542
Noncurrent deferred income tax asset	505	754
Current deferred income tax liability	(82)	—
Noncurrent deferred income tax liability	(2,107)	(1,241)

	$4,672	$4,055

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

The financial reporting bases of investments in foreign subsidiaries exceed their tax bases. A deferred tax liability is not recorded for this temporary difference because the investment is essentially permanent. A reversal of the Company’s plans to permanently invest in these foreign operations would cause the excess to become taxable. At September 30, 2011 and 2010, the temporary difference related to undistributed earnings for which no deferred taxes have been provided was approximately $14.6 million and $14.0 million, respectively. The Company will need to reassess and reassert its ability and intent to indefinitely reinvest the remaining foreign earnings in order to continue the application of the exception under FASB guidelines.

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

Effective October 1, 2007, the Company adopted the provisions of the FASB guidance for accounting for uncertainty in income taxes. The Company classifies interest and penalties associated with the payment of income taxes in the Other Income (Expense) section of its consolidated statement of operations. Tax return filings, which are subject to review by local tax authorities by major jurisdiction, are as follows:

•	United States – fiscal years ended September 2007, 2008, 2009, 2010 and 2011

•	State of Texas – fiscal years ended September 2007, 2008, 2009, 2010 and 2011

•	Russian Federation – calendar years 2008, 2009, 2010 and 2011

•	Canada – fiscal years ended September 2007, 2008, 2009, 2010 and 2011

•	United Kingdom – fiscal years 2007, 2008, 2009, 2010 and 2011

The following table is a reconciliation of the total amounts of unrecognized tax benefits (in thousands):

Balance at October 1, 2008	$192
Change in prior year tax positions	26
Current tax positions	23
Lapse of statute of limitations	—

Balance at September 30, 2009	241
Change in prior year tax positions	(73)
Current tax positions	77
Lapse of statute of limitations	(25)

Balance at September 30, 2010	220
Change in prior year tax positions	581
Current tax positions	61
Lapse of statute of limitations	(10)

Balance at September 30, 2011	$852

The Company believes that it is reasonably possible the unrecognized tax benefits could change within the next 12 months based on the resolution of on-going income tax audits. At this time it is not possible to determine the range of such changes.

These unrecognized tax benefits would favorably affect the Company’s effective tax rate in future periods if they are favorably resolved.

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

The following table summarizes the calculation of weighted average common shares and common equivalent shares outstanding for purposes of basic and diluted earnings per share (in thousands, except share and per share amounts):

	YEAR ENDED SEPTEMBER 30,
	2011	2010	2009
Net income	$29,711	$14,082	$1,760
Weighted average common shares and common share equivalents:
Common shares	6,220,657	6,031,314	5,950,403
Common share equivalents	65,667	161,704	128,975

Total weighted average common shares and common share equivalents	6,286,324	6,193,018	6,079,378

Earnings per share:
Basic	$4.78	$2.33	$0.30

Diluted	$4.73	$2.27	$0.29

Options totaling zero, 63,000 and 13,200 shares of common stock in fiscal years 2011, 2010 and 2009 respectively, were not included in the calculation of weighted average shares for diluted earnings per share because their effects were antidilutive.

14. Related Party Transactions:

Sales to OYO Japan and other affiliated companies were approximately $1.3 million, $0.8 million and $1.1 million during fiscal years 2011, 2010 and 2009, respectively. Purchases of inventory from OYO Japan and other affiliated companies were approximately $0.2 million in each of fiscal years 2011, 2010 and 2009, respectively.

15. Commitments and Contingencies:

Operating Leases

The Company only leases office space and certain equipment under short-term operating leases; therefore, the Company does not have future minimum rental commitments under long-term noncancelable operating leases. Rent expense was approximately $10,000, $18,000 and $0.1 million during fiscal years 2011, 2010 and 2009, respectively.

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

16. Supplemental Cash Flow Information:

Supplemental cash flow information is as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2011	2010	2009
Cash paid for:
Interest	$44	$253	$336
Income taxes	12,966	5,289	4,121
Noncash investing and financing activities:
Accrued capital expenditures	2	34	126

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

The following tables summarize the Company’s segment information:

	YEAR ENDED SEPTEMBER 30,
	2011	2010	2009
Net sales:
Seismic	$158,653	$114,774	$79,043
Thermal Solutions	13,519	12,955	13,028
Corporate	798	804	789

Total	172,970	128,533	92,860

Income (loss) from operations:
Seismic	53,477	28,955	10,591
Thermal Solutions	(37)	397	370
Corporate	(9,035)	(8,244)	(7,352)

Total	44,405	21,108	3,609

Depreciation, amortization and stock-based compensation:
Seismic	5,990	3,995	3,610
Thermal Solutions	345	375	598
Corporate	1,448	1,259	1,264

Total	7,783	5,629	5,472

Interest income:
Seismic	139	165	801
Thermal Solutions	—	—	8
Corporate	128	89	—

Total	267	254	809

Interest expense:
Seismic	—	—	—
Thermal Solutions	—	—	—
Corporate	43	238	602

Total	43	238	602

*	The Company’s manufacturing operations for its Seismic and Thermal Solutions business segments are combined. Therefore, the Company does not segregate and report separate balance sheet accounts for these segments. As a result, the Company does not report business segment balance sheet information.

“Corporate” net sales consists of rental revenue earned from an operating lease of a surplus building located in Houston, Texas. “Corporate” loss from operations primarily consists of the Company’s Houston headquarter general and administrative expenses.

The Company generates product sales and rentals from its subsidiaries in the United States, Canada, the Russian Federation and the United Kingdom. Sales information for the Company is as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2011	2010	2009
United States	$155,781	$127,972	$87,371
Canada	8,966	3,706	3,526
Russian Federation	10,144	7,973	4,152
United Kingdom	4,883	3,432	2,835
Eliminations	(6,804)	(14,550)	(5,024)

	$172,970	$128,533	$92,860

Summaries of net sales by geographic area for fiscal years 2011, 2010 and 2009 are as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2011	2010	2009
Asia (excluding Japan and Middle East)	$18,542	$7,521	$9,114
Canada	13,158	6,011	10,730
Europe	34,278	13,375	16,357
Japan	4,230	4,163	971
Middle East	6,588	9,441	14,236
United States	92,368	85,423	40,254
Other	3,806	2,599	1,198

	$172,970	$128,533	$92,860

Net sales are attributed to countries based on the ultimate destination of the product sold, if known. If the ultimate destination is not known, net sales are attributed to countries based on the geographic location of the initial shipment.

Long-lived assets were as follows (in thousands):

	AS OF SEPTEMBER 30,
	2011	2010
United States	$43,992	$35,315
Canada	5,135	12,504
Russian Federation	4,108	4,387
United Kingdom	471	510
China	8	8

	$53,714	$52,724

18. Selected Quarterly Information (Unaudited):

The following table represents summarized data for each of the quarters in fiscal years 2011 and 2010 (in thousands, except per share amounts):

	2011
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$32,805	$46,368	$50,696	$43,101
Gross profit	12,780	20,556	21,684	19,093
Income from operations	6,049	13,511	13,048	11,797
Other income (expense), net	94	25	(44)	139
Net income	3,589	9,207	8,702	8,213
Basic earnings per share	$0.57	$1.47	$1.41	$1.34

Diluted earnings per share	$0.56	$1.44	$1.38	$1.30

	2010
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$36,144	$35,292	$30,781	$26,316
Gross profit	15,006	14,900	10,289	7,161
Income from operations	7,442	7,690	4,240	1,736
Other income (expense), net	(6)	(103)	60	(157)
Net income	5,096	5,077	2,808	1,101
Basic earnings per share	$0.84	$0.84	$0.47	$0.18

Diluted earnings per share	$0.82	$0.81	$0.45	$0.18

Schedule II

OYO Geospace Corporation and Subsidiaries

Valuation and Qualifying Accounts

(In Thousands)

	Balance at Beginning of Period	Charged to Costs And Expenses	Charged to Other Assets	(Deductions) And Additions	Balance at End of Period
Year ended September 30, 2011
Allowance for doubtful accounts on accounts and notes receivable	$334	$128	$—	$(51)	$411
Year ended September 30, 2010
Allowance for doubtful accounts on accounts and notes receivable	848	(479)	—	(35)	334
Year ended September 30, 2009
Allowance for doubtful accounts on accounts and notes receivable	1,329	318	—	(799)	848