Form 10-K/A
period 2011-09-30
OYO GEOSPACE CORP
filed 2012-01-27
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 6,352,758 shares of the Registrant’s Common Stock outstanding as of the close of business on January 24, 2012. As of March 31, 2011, the aggregate market value of the Registrant’s Common Stock held by non-affiliates was approximately $454 million (based upon the closing price of $98.58 on March 31, 2011, as reported by The NASDAQ Global Market).

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

OYO Geospace Corporation is filing this Amendment No. 1 (“Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended September 30, 2011 (“Form 10-K”), which was filed with the Securities and Exchange Commission on December 9, 2011, solely for the purpose of submitting the information required by Part III of the Form 10-K. There has been no change to the Company’s financial statements, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, or any other part of the Form 10-K as originally filed other than the updated certifications noted below. This Amendment No. 1 does not reflect events that have occurred after the original filing of the Annual Report on Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, as a result of this Amendment No. 1, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished respectively, as exhibits to the Form 10-K, have been amended and refiled or refurnished, as applicable, as of the date of this Amendment No. 1 and are included as Exhibits 31.1, 31.2, 32.1 and 32.2 hereto.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

Information regarding the members of our board of directors during the fiscal year ended September 30, 2011 is provided below.

	Age	Position	Director Since
Class I Directors (Terms Expiring at the 2014 Annual Meeting of Stockholders)
Thomas L. Davis, Ph.D. (a)(b)(c)	64	Director	1997
Richard C. White (a)(b)(c)	56	Director	2008
Class II Directors (Terms Expiring at the 2012 Annual Meeting of Stockholders)
Takashi Kanemori	60	Director	2009
Michael J. Sheen	63	Senior Vice President and Chief Technical Officer, Director	1997
Charles H. Still (b)(c)	69	Director	1997
Class III Directors (Terms Expiring at the 2013 Annual Meeting of Stockholders)
William H. Moody (a)	72	Director	2004
Gary D. Owens	64	Chairman of the Board, President and Chief Executive Officer	1997

(a)	Member of the audit committee.
(b)	Member of the compensation committee.
(c)	Member of the nominating and corporate governance committee.

Background of Directors

Thomas L. Davis, Ph.D. became a director in connection with the Company’s initial public offering in November 1997. Dr. Davis is a Professor of Geophysics at the Colorado School of Mines, where he has worked since 1980. He has also been a coordinator of the Reservoir Characterization Project, an industry consortium of the Colorado School of Mines, since it was founded in 1985, with the objective of characterizing reservoirs through development and application of 3-D and time lapse 3-D multicomponent seismology. Dr. Davis consults and lectures worldwide and has written and co-edited numerous papers and other works in the field of seismic interpretation. The board believes that Dr. Davis’ industry specific experience and expertise and the unique perspective gained from serving as a professor at the Colorado School of Mines enable him to effectively serve as a director.

Richard C. White is the former President and Chief Executive Officer of NuTec Energy Services Inc. He held that position from October 2001 until his retirement from NuTec in September 2002. He was Chief Executive Officer of Veritas DGC Land, Inc. from January 2000 through June 2000. From 1995 until his retirement in October 1999, Mr. White served as President of Western Geophysical Company, as well as Senior Vice President of Western Atlas Inc. He also served as Vice President of Baker Hughes Incorporated from August 1998 until October 1999. Prior to 1995, he held various other executive positions with Western Geophysical Company, including Chief Operating Officer. Mr. White graduated from Bloomsburg University in

1978. Mr. White previously served on the board of directors of OMNI Energy Services Corp. from 2001 through 2010, when it was subsequently sold to a private equity firm, and on the board of directors of VGS Seismic Canada Inc. (Toronto Stock Exchange: VGS) from 2005 through 2009, when it was also subsequently sold to a private equity firm. The board believes that Mr. White’s extensive industry knowledge in oilfield services, strategic planning experience, leadership of organizations and other skills related to the operation of a company enable him to effectively serve as a director.

Takashi Kanemori has been a director of OYO Corporation, the sole stockholder of OYO Corporation U.S.A., since 2007, and has been a senior executive officer of OYO Corporation since 2009. Mr. Kanemori also holds positions as an officer in a number of OYO Corporation’s subsidiaries, including president of OYO Corporation U.S.A. Mr. Kanemori previously served as the president of OYO RMS Corporation, an affiliate of OYO Corporation, from 2001 through the end of March 2009. He holds a Master’s Degree in mining geophysics from the University of Kyoto. The board believes that Mr. Kanemori’s significant industry specific and leadership experience enable him to effectively serve as a director.

Michael J. Sheen joined the Company as Senior Vice President and Chief Technical Officer in August 1997 and became a director in connection with the Company’s initial public offering in November 1997. Mr. Sheen had been a Senior Vice President and Chief Technical Officer of Input/Output, Inc. (now known as ION Geophysical Corp.) beginning in 1991 and had held other positions at Input/Output, Inc. (now known as ION Geophysical Corp.) starting in 1977. The board believes that Mr. Sheen’s depth of understanding of the Company’s operations and strategy, his extensive employment experience with the Company and his significant industry specific experience enable him to effectively serve as a director.

Charles H. Still became a director in connection with the Company’s initial public offering in November 1997. He was Secretary of the Company, serving in a non-executive capacity, from the Company’s formation in September 1994 until February 2009 and has been Secretary of various affiliates and predecessors of the Company since 1980. He was a partner in the law firm of Fulbright & Jaworski L.L.P. from 1975 until 2008. As of January 1, 2008, Mr. Still retired as a partner of that firm and became Of Counsel. In 2008, Mr. Still left Fulbright & Jaworski L.L.P. and became a partner in the law firm of Kelly Hart & Hallman LLP. He retired as a partner of that firm on December 31, 2010 and returned to Fulbright & Jaworski L.L.P. as Of Counsel. Mr. Still also serves on the board of directors of Martin Midstream GP LLC, the general partner of Martin Midstream Partners L.P., of which he is a member of the audit committee. The board believes that Mr. Still’s extensive legal and financial background and board and corporate governance experience enable him to effectively serve as a director.

William H. Moody has been a director since July 2004. Mr. Moody served with KPMG in many capacities including managing partner, audit partner-in-charge and Securities and Exchange Commission reviewing partner until his retirement in June 1996. Mr. Moody previously served on the board of directors of Remote Knowledge, Inc. from November 2005 through July 2008. The board believes that Mr. Moody’s extensive financial and accounting experience, including that related to the energy industry, enables him to effectively serve as a director.

Gary D. Owens joined the Company as President and Chief Executive Officer in 1997 and became a director and Chairman of the Board in that year. From October 1993 until May 1997, Mr. Owens was the President and Chief Executive Officer of Input/Output, Inc. (now known as ION Geophysical Corp.). Mr. Owens had held other positions at Input/Output, Inc. (now known as ION Geophysical Corp.) beginning in 1977. The board believes that Mr. Owens’ depth of understanding of the Company’s operations and strategy, his strong leadership skills, his extensive employment experience with the Company, and his significant industry and management expertise enable him to effectively serve as a director.

Audit Committee

The board of directors has a standing audit committee. In fiscal year 2011, the audit committee was composed of Mr. William H. Moody, Dr. Thomas L. Davis and Mr. Richard C. White. The audit committee is charged with, among other tasks, recommending to the entire board the engagement and discharge of independent auditors of the financial statements of the Company, reviewing and pre-approving the professional services provided by independent auditors, reviewing the independence of independent auditors, reviewing with the auditors the plan and results of the auditing engagement, considering the range of audit and non-audit fees, reviewing the Company’s system of internal accounting controls and reviewing and reassessing the adequacy of its charter on an annual basis. The board of directors of the Company has made a determination that Mr. Moody, a member of its audit committee who is independent, is the audit committee financial expert. Mr. Moody’s background is described above under “Background of Directors.”

Named Executive Officers

Information regarding the named executive officers follows:

Name	Age	Position
Gary D. Owens	64	Chairman of the Board, President and Chief Executive Officer
Michael J. Sheen	63	Senior Vice President and Chief Technical Officer
Thomas T. McEntire	51	Vice President, Chief Financial Officer and Secretary
Lacey C. Rice	56	Vice President, Human Resources

Thomas T. McEntire joined the Company as Chief Financial Officer in September 1997 and became Secretary in February 2009. Mr. McEntire had been Financial Controller of APS Holding Corporation (“APS”) beginning in February 1995 and held other senior financial management positions since joining APS in 1990. Prior to joining APS, Mr. McEntire held various positions with Coopers & Lybrand L.L.P. from 1982 to 1990.

Lacey C. Rice joined the Company as Vice President of Human Resources in July 2004. Prior to joining the Company, Ms. Rice was the payroll manager for U.S. operations at Schlumberger Oilfield Services. Prior to joining Schlumberger in February 2002, Ms. Rice held senior level positions in human resources with Baker Oil Tools and Baker Hughes, Inc. from 1998 to 2002, and Input/Output, Inc. from 1977 to 1997.

Mr. Owens’s and Mr. Sheen’s backgrounds are described above under “Background of Directors.”

Walter R. Wheeler, 58, and Robbin B. Adams, 54, became executive officers of the Company on January 1, 2012 pursuant to a resolution approved by the board of directors on December 8, 2011. Mr. Wheeler, who will be the Company’s Executive Vice President and Chief Operating Officer, has been a design engineer with the Company since 1997. Prior to 1997, Mr. Wheeler worked for sixteen years as a design engineer at Input/Output, Inc. (now known as ION Geophysical Corp.). Mr. Adams, who will be the Company’s Executive Vice President and Chief Project Engineer, has also been a design engineer with the Company since 1997. Prior to 1997, Mr. Adams worked for sixteen years as a design engineer at Input/Output, Inc. (now known as ION Geophysical Corp.). As Mr. Wheeler and Mr. Adams were not executive officers during fiscal year 2011, compensation and employment information with respect to those individuals is not included in this Amendment No. 1.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers, directors and persons who own more than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% stockholders are required by the regulation to furnish the Company with copies of all Section 16(a) reports they file.

Based solely on a review of reports on those filings furnished to the Company and written representations from reporting persons that no additional reports were required, the Company believes that during the fiscal year ended September 30, 2011, all officers, directors and greater than 10% stockholders complied with all filing requirements applicable to them.

Code of Ethics

The Company has adopted a general code of business conduct that applies to all employees, and a supplemental code of ethics that applies to the Company’s Chief Executive Officer and senior financial officers. The general code of business conduct and supplemental code of ethics are available on the Company’s website. The address of the Company’s website is http://www.oyogeospace.com.

Item 11. Executive Compensation

Compensation of Directors

Each non-employee director receives $75,000 per year in cash, paid in four equal quarterly installments. The chairman of the audit committee receives an additional $10,000 per year in cash, paid in four equal quarterly installments. All directors are reimbursed for ordinary and necessary expenses incurred in attending board and committee meetings. Mr. Kanemori did not accept his annual director compensation paid in respect to fiscal year 2011.

The board of directors also adopted a policy that required all non-employee directors to acquire through open market purchases an ownership interest in the Company’s common stock with an aggregate value based on cost of $50,000 before the end of fiscal year 2011.

The following table summarizes compensation paid to each non-employee director during the fiscal year ended September 30, 2011:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)		Nonqualified Deferred Compensation Earnings		All Other Compensation ($) (1)	Total ($)
Takashi Kanemori (2)	—		—		—	—
Richard C. White	75,000		—		—	75,000
Charles H. Still	75,000		—		—	75,000
Thomas L. Davis, Ph.D.	75,000		175,097	(3)	—	250,097
William H. Moody	85,000	(4)	436,286	(5)	—	521,286

(1)	All directors of the Company are reimbursed for ordinary and necessary expenses incurred in attending board and committee meetings.
(2)	Mr. Kanemori, a non-employee director of the Company, declined his annual director compensation paid in respect to fiscal year 2011.
(3)	Reflects proceeds of exercised stock options, having an exercise price of $47.35, that were granted in February 2006 and were scheduled to expire in February 2016.
(4)	As chairman of the audit committee, Mr. Moody receives an additional $10,000 in cash, paid in four equal quarterly installments.
(5)	Reflects proceeds of exercised stock options, having an exercise price of $19.25, that were granted in February 2005 and were scheduled to expire in February 2015, and proceeds of exercised stock options, having an exercise price of $47.35, that were granted in February 2006 and were scheduled to expire in February 2016.

Directors receive the director compensation payments irrespective of meeting attendance. During fiscal year 2011, each director attended, in person or by telephone, at least 75% of the meetings held by the board of directors and by the committees on which the director served.

Compensation Discussion and Analysis

Executive Compensation Program

Objectives of Compensation Program

Our executive compensation program is designed to attract, motivate and retain highly talented and experienced management personnel and to reward management for the Company’s successful financial performance and for increasing stockholder value. We provide compensation and incentives through a combination of salaries, annual performance bonuses and long-term incentive stock-based awards.

Executive officers generally receive the same benefits as other employees. Any differences are typically due to position, seniority, or local requirements. In line with this philosophy, executive officers receive minimal perquisites. Messrs. Owens and Sheen have entered into employment agreements with the Company, which, under certain circumstances, provide them with certain severance benefits upon their termination of employment. See “Potential Payments upon Termination or Change-in-Control” below for more information on these benefits. Our compensation policies are designed to enhance our financial performance and stockholder value by aligning the financial interests of the executive officers and employees with those of our stockholders.

What Our Compensation is Designed to Reward

Our compensation program is designed to reward teamwork and each individual’s contribution to the Company, including the impact of such contribution on the Company’s overall financial performance, as well as to produce positive long-term results for our stockholders and employees.

Administration

The compensation committee is composed entirely of three non-employee members of the board of directors. No compensation committee member participates in any of our employee compensation programs. The compensation committee (i) sets and recommends annual compensation, including equity awards, for Messrs. Owens, Sheen and McEntire (our senior executive officers) to the full board for approval, (ii) reviews and approves the compensation program for all other executive officers as recommended to the compensation committee by the Chairman of the Board, President and Chief Executive Officer, and (iii) reviews and approves the annual awards under equity incentive plans and the non-equity incentive program to all employees as recommended to the compensation committee by management.

The compensation committee does not currently engage any consultant related to executive compensation matters.

At the 2011 annual meeting of stockholders, the stockholders approved, by a non-binding, advisory resolution, the compensation of the Company’s named executive officers. The compensation committee considered this resolution of the stockholders in its review of executive compensation in fiscal year 2011 and determined that the stockholders generally supported the compensation packages awarded to the Company’s named executive officers, and the objectives and policies by which those packages were determined. Adjustments made to executive annual base salaries in December 2011 were determined in accordance with those objectives and policies. Therefore, the compensation committee believes that the majority of the stockholders of the Company will continue to support the compensation packages received by the Company’s named executive officers. Pursuant to a second resolution adopted by the stockholders at the 2011 annual meeting of stockholders, the stockholders will have an opportunity to approve or withhold approval of executive compensation by a non-binding advisory resolution on an annual basis at each annual meeting of stockholders.

Elements of Compensation

General

The primary elements of the executive compensation program consist of (1) base salary, (2) annual cash bonuses pursuant to a non-equity incentive program, and (3) long term incentives in the form of equity awards. Equity awards have historically included non-qualified stock options and restricted stock awards. Each executive’s current and prior compensation is considered in setting future compensation and, while consideration is given to the vesting and value of previously granted equity awards, the total compensation package is not regularly adjusted for such values. In addition, the Chairman of the Board, President and Chief Executive Officer focuses on relative compensation throughout the organization in recommending the compensation of the other executive officers.

The Company chooses to pay each element of compensation to reward executives through various means. The base salary and employee benefits compensate executives for their daily efforts as management of the Company. The annual cash bonus program, described in more detail below, encourages executives to not only meet their personal goals for the Company, measured in terms of consolidated pretax profits (before bonus), but to encourage other employees to meet personal goals as well. The equity awards provide a long term incentive to executives to improve the performance of the Company as viewed by the market.

An executive’s annual base salary and annual cash bonus do not fluctuate as a result of increasing gains realized from equity awards. Thus, for example, if the stock price has grown significantly, resulting in large potential gains on vested stock awards, an executive’s base salary or bonus potential is not adjusted for that reason. However, the compensation committee would consider those gains in awarding additional equity compensation. Similarly, the compensation committee would not consider a large cash bonus award to be a reason to reduce the equity awards or annual base salary received by the executive in the following fiscal year. The Company views each compensation element as a different means of encouraging and promoting performance. These elements are designed to work in tandem, not against each other.

In fiscal year 2009, the Company granted non-cash compensation to executives in the form of stock awards in order to align the financial interests of executives with those of stockholders. In fiscal years 2010 and 2011, no new stock options were awarded to the senior executive officers.

The compensation committee considers the balance of base salary levels supplemented by bonus awards and equity compensation in evaluating the total executive compensation package. The executives are encouraged to earn their bonus and equity compensation in order to realize the full value of their compensation package. As the executives realize these levels, the stockholders gain a parallel increase.

Peer Company Comparison

Compensation paid to executive officers at peer companies in the industry is used to provide the compensation committee with insight regarding the market for executives in the industry. The compensation committee strives to maintain a reasonable compensation package for each executive officer using this information in order to retain such officers and provide incentives for such officer to continue to improve the Company’s performance in the future.

In June of 2010, in order to facilitate this analysis, the compensation committee requested that the Company compile historical information with respect to compensation paid to executive officers at peer companies during fiscal years 2008 and 2009, which information was subsequently reviewed by the compensation committee. The compensation committee did not request an update of this information in fiscal year 2011. The Company, with the affirmation of the compensation committee, selected six companies as members of the Company’s peer group. These peer companies were Mitcham Industries, Inc., TGC Industries Inc., Dawson Geophysical Co., OMNI Energy Services Corp., Global Geophysical Services, Inc. and Geokinetics Inc. The Company considers these companies to be peers because of such companies’ relative size, position in the industry, revenues, similar geographic location and the fact that these companies compete with the Company for attracting and retaining executive talent. The Company collected the compensation information from the public filings of these peer companies. The selected peer companies did not include compensation information for Chief Technical Officers. Thus, the Company and the compensation committee considered information for the next highest paid executive officer who was neither the chief executive officer nor chief financial officer at these companies in evaluating Mr. Sheen’s compensation.

The Company places a high priority on the retention of its key employees, particularly our senior executive officers (Messrs. Owens, Sheen and McEntire). The board of directors of the Company believes that these officers have made significant contributions to the growth and development of the Company since 1997 and have developed a synergy among themselves that fosters progress and support. A loss of any one of these officers could have a significant impact on the Company and its future. The compensation committee has further recognized that these officers’ contributions continued for a period of seven years during which their salaries remained stagnant while the salaries of their peers steadily increased. As a result of these various considerations, the compensation committee targeted compensation packages for our senior executive officers that would meet or exceed the levels established by our peer companies. As previously stated, these peer companies compete with the Company for attracting and retaining executive talent and, therefore, the compensation committee wanted to establish compensation packages that were fair and competitive for these senior executive officers.

The compensation committee targets overall compensation packages for our chief executive officer and chief financial officer that equal 80% to 100% of the total value received by comparable executive officers at our peer companies. However, the compensation committee has determined that because Mr. Sheen’s skills and knowledge base are extremely valuable to the continued growth and development of the Company and this value is not necessarily reflected by the peer company data to which his compensation is compared, the overall compensation earned by our chief technical officer should be targeted at 100% to 120% of the total value received by the non-CEO/CFO executive officers at our peer companies. Annual base salary targets for all of our senior executive officers are 100% to 120% of annual base salaries received by comparable executive officers at our peer companies. Due to the nature of the Company’s business, it is possible for our senior executive officers to receive substantial financial rewards when the Company’s fiscal year financial performance exceeds expectations. Conversely, in years when the Company’s fiscal year financial performance does not meet expectations, our senior executive officers will receive minimal financial compensation, if any, in addition to their base salaries. Thus, to establish some consistency that would give our senior executive officers peace of mind and improve the likelihood of retention of these officers, the compensation committee targets annual base salary ranges that are equal to or greater than overall compensation package targeted ranges. The remaining portions of the executives’ compensation packages are tied to the Company’s financial performance, thus providing an incentive to executive officers and a benefit to our stockholders. The compensation committee does not set targets for equity compensation.

On December 8, 2011, the compensation committee performed an executive compensation review and approved a 10% salary increase for each of the senior executive officers, with an effective date of January 1, 2012, due to, among other things, the record performance of the Company during fiscal year 2011, the period of time that had elapsed since the last adjustment to executive compensation, which had occurred at the end of fiscal year 2008, and the differential between the total compensation packages received by our senior executive officers and the average total compensation packages received by comparable senior executive officers employed by members of our peer company group. The following discussion uses the information that was considered by the compensation committee at the time the executive compensation review was performed, which included peer company compensation information from fiscal years 2008 and 2009.

Chief Executive Officer

In fiscal year 2009, Mr. Owens was earning an annual base salary of $275,000. Chief executive officer annual base salaries for fiscal year 2009 at our peer companies ranged from $240,000 to $399,600, with an average of $311,792. Mr. Owens’ fiscal year 2009 annual base salary ($275,000) equaled approximately 88% of this average. In fiscal year 2009, Mr. Owens received stock options with a grant date fair value of $315,477. In 2009, chief executive officers at five of our peer companies received stock options and, in one of our peer companies, also received restricted stock grants, with a grant date fair value ranging from $26,972 to $1,055,987, with an average value of $277,750. Overall compensation packages for chief executive officers at our peer companies ranged from $360,050 to $1,650,987, with an average of $711,548. Mr. Owens’ fiscal year 2009 total compensation was $597,913, or approximately 84% of the peer company average.

Mr. Owens’s annual base salary did not change in fiscal year 2010. Also, Mr. Owens did not receive any additional equity compensation in fiscal year 2010. After an evaluation of the compensation paid to, and the performance of, Mr. Owens during fiscal year 2010 and after consideration of, among other things, the exceptional performance of the Company during the challenging economic climate, the compensation committee awarded a $87,680 discretionary cash bonus to Mr. Owens. Mr. Owens’s overall compensation package for fiscal year 2010 had a value of $452,298, which equaled 64% of the average total compensation package value received by chief executive officers at our peer companies in fiscal year 2009.

In fiscal year 2011, Mr. Owens’s compensation package was not adjusted from fiscal year 2010 levels. Although no discretionary bonus was awarded, the compensation committee approved a comprehensive, company-wide cash bonus compensation plan for fiscal year 2011 with greater bonus pools than those established under a similar cash bonus compensation plan applicable to fiscal year 2010. The bonus plan is described in more detail under “—Annual Performance Bonuses” below. Mr. Owens’s overall compensation package for fiscal year 2011 had a value of $501,295, which equaled 70% of the average total compensation package value received by chief executive officers at our peer companies in fiscal year 2009.

Chief Technical Officer

As noted above, the peer companies did not include compensation information for Chief Technical Officers. Thus, since the information to which Mr. Sheen’s compensation is compared relates to the highest paid executive officer other than chief executive officer and chief financial officer, the compensation committee had to consider the possibility that these comparative positions did not adequately address, if at all, the skills and particular knowledge base required by Mr. Sheen’s position.

In fiscal year 2009, Mr. Sheen was earning an annual base salary of $247,500. Non-CEO/CFO executive officer annual base salaries for fiscal year 2009 at our peer companies ranged from $142,593 to $300,000, with an average of $220,499. Mr. Sheen’s fiscal year 2009 salary ($247,500) equaled approximately 112% of this average. In fiscal year 2009, Mr. Sheen received stock options with a grant date fair value of $270,409. In 2009, non-CEO/CFO executive officers at five of our peer companies received stock options and, in one of our peer companies, also received restricted stock grants, with a grant date fair value ranging from $23,267 to $199,254, with an average value of $95,965. Overall compensation packages for non-CEO/CFO executive officers at our peer companies ranged from $176,526 to $601,254, with an average of $368,675. Mr. Sheen’s fiscal year 2009 total compensation was $525,290, or approximately 142% of the peer company average.

Mr. Sheen’s annual base salary did not change in fiscal year 2010. Also, Mr. Sheen did not receive any additional equity compensation in fiscal year 2010. After an evaluation of the compensation paid to, and the performance of, Mr. Sheen during fiscal year 2010 and after consideration of, among other things, the exceptional performance of the Company during the challenging economic climate, the compensation committee awarded a $87,680 discretionary cash bonus to Mr. Sheen. Mr. Sheen’s overall compensation package for fiscal year 2010 had a value of $423,115, which equaled 115% of the average total compensation package value received by non-CEO/CFO executive officers at our peer companies in fiscal year 2009.

In fiscal year 2011, Mr. Sheen’s compensation package was not adjusted from fiscal year 2010 levels. Although no discretionary bonus was awarded, the compensation committee approved a comprehensive,

company-wide cash bonus compensation plan for fiscal year 2011 with greater bonus pools than those established under a similar cash bonus compensation plan applicable to fiscal year 2010. The bonus plan is described in more detail under “—Annual Performance Bonuses” below. Mr. Sheen’s overall compensation package for fiscal year 2011 had a value of $468,144, which equaled 127% of the average total compensation package value received by non-CEO/CFO executive officers at our peer companies in fiscal year 2009.

Chief Financial Officer

In fiscal year 2009, Mr. McEntire was earning an annual base salary of $220,000. Chief financial officers annual base salaries for fiscal year 2009 at our peer companies ranged from $125,000 to $250,000, with an average of $210,147. Mr. McEntire’s fiscal year 2009 salary ($220,000) equaled approximately 105% of this average. In fiscal year 2009, Mr. McEntire received stock options with a grant date fair value of $225,341. In 2009, chief financial officers at five of our peer companies received stock options and, in two of our peer companies, also received restricted stock grants, with a grant date fair value ranging from $67,325 to $571,344, with an average value of $163,930. Overall compensation packages for chief financial officers at our peer companies ranged from $146,940 to $921,625, with an average of $425,023. Mr. McEntire’s fiscal year 2009 total compensation was $452,013, or approximately 106% of the peer company average.

Mr. McEntire’s annual base salary did not change in fiscal year 2010. Also, Mr. McEntire did not receive any additional equity compensation in fiscal year 2010. After an evaluation of the compensation paid to, and the performance of, Mr. McEntire during fiscal year 2010 and after consideration of, among other things, the exceptional performance of the Company during the challenging economic climate, the compensation committee awarded a $87,680 discretionary cash bonus to Mr. McEntire. Mr. McEntire’s overall compensation package for fiscal year 2010 had a value of $393,660, which equaled 93% of the average total compensation package value received by chief financial officers at our peer companies in fiscal year 2009.

In fiscal year 2011, Mr. McEntire’s compensation package was not adjusted from fiscal year 2010 levels. Although no discretionary bonus was awarded, the compensation committee approved a comprehensive, company-wide cash bonus compensation plan for fiscal year 2011 with greater bonus pools than those established under a similar cash bonus compensation plan applicable to fiscal year 2010. The bonus plan is described in more detail under “—Annual Performance Bonuses” below. Mr. McEntire’s overall compensation package for fiscal year 2011 had a value of $442,150, which equaled 104% of the average total compensation package value received by non-CEO/CFO executive officers at our peer companies in fiscal year 2009.

Base Annual Salaries

Before the Company’s initial public offering in 1997, and before the formation of the compensation committee, the Company entered into employment agreements with Messrs. Owens and Sheen. The compensation levels reflected in those employment agreements were established in July 1997 by negotiations among Messrs. Owens and Sheen, before they joined the Company, and representatives of OYO Corporation U.S.A., the Company’s sole stockholder at that time. The employment agreements were amended, effective October 1, 2008, to bring the agreements into documentary compliance with Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), and do not otherwise affect the current compensation levels of the executives.

The base annual salaries of the Company’s named executive officers for fiscal year 2011 were as follows:

Mr. Owens, President and Chief Executive Officer	$275,000
Mr. Sheen, Senior Vice President and Chief Technical Officer	$247,500
Mr. McEntire, Chief Financial Officer and Secretary	$220,000
Ms. Rice, Vice President, Human Resources	$105,000

The compensation committee has the authority to adjust these base salaries; however, the employment agreements described above require that Messrs. Owens’ and Sheen’s base salaries not be reduced from the base amounts set forth above. On December 8, 2011, the compensation committee approved an increase in base salary of 10% for each of the Chairman of the Board, President and Chief Executive Officer, the Senior Vice President and Chief Technical Officer, and the Chief Financial Officer, effective January 1, 2012. This increase was determined by the compensation committee to be appropriate in order to retain Messrs. Owens, Sheen and McEntire following the compensation committee’s evaluation of peer company data and in light of, among other things, the record performance of the Company during fiscal year 2011 and the period of time that had elapsed since the last adjustment to executive compensation, which had occurred at the end of fiscal year 2008.

Annual Performance Bonuses

In December 2010, management recommended to the board of directors a comprehensive, company-wide cash bonus compensation plan (the “2011 Bonus Plan”) for all employees for fiscal year 2011. The board of directors adopted the 2011 Bonus Plan following discussion at the same meeting. The 2011 Bonus Plan, which follows the same principles, goals and criteria as in the bonus plan previously established for fiscal years 2009 and 2010, set forth various targets and criteria for the Company’s operating performance and established a cash bonus, assessed on an individual basis, for employees of the Company. The financial targets were designed to provide incentives for the employees to work as a team to improve our financial results.

Under the 2011 Bonus Plan, every employee of the Company is eligible to participate in Tier I of the Bonus Plan, except for employees in the Russian Federation who participate in a local plan. Under Tier I, employees share proportionally in the Company’s profits based on each employee’s relative payroll. The Tier I bonus pool is established by accruing 14.5% of consolidated pretax profits (before bonus) above a specified range. Various management teams, including the named executive officers, and selected key employees are eligible to participate in Tier II of the 2011 Bonus Plan, which applies after Tier I is fully funded. The Tier II bonus pool is established by accruing 14.5% of consolidated pretax profits (before bonus) within a specified range above Tier I. Under Tier II, certain participants share in the bonus pool depending on the satisfaction of predefined goals by their respective working groups. None of the named executive officers were required to satisfy predefined goals under the 2011 Bonus Plan. Tier I bonuses are paid if the Company reaches a predetermined pretax profit (before bonus) level. Tier II is based on attaining a predetermined consolidated pretax profits (before bonus) level as well as, in most cases (but not in the case of our named executive officers), specific performance criteria of the group eligible for the bonus. The predetermined pretax profits (before bonus) levels as well as the specific performance criteria are re-evaluated annually. The groups eligible for Tier II bonuses in one year are not necessarily eligible the following year. The eligible groups are selected based on management’s goals for improvement across the Company.

Year-to-date financials are used to determine satisfaction of the predetermined thresholds. Thus, the previous month’s accrual may increase if the monthly minimum threshold is reached, or decrease if the current month’s minimum threshold is not achieved. This process continues every month until the end of the fiscal year. In May 2011, the board of directors approved a 10% increase to the Tier I and Tier II bonus pools and, subsequently in August 2011, an additional 10% increase to the bonus pools was approved. The board determined that these adjustments to the bonus pools were appropriate to reward the Company’s employees, including the named executive officers and other members of management, for the record revenues earned by the Company during the prior fiscal quarter and to provide an incentive to increase and improve revenues even further as the fiscal year continued.

Our named executive officers were not required to achieve individual performance targets in order to earn their respective annual cash incentive payments under the 2011 Bonus Plan. However, the consolidated pretax profits (before bonus) of the Company must reach a predetermined threshold before Tier I or Tier II bonus payments will be made. The difficulty of attaining the performance criteria fluctuates in response to the Company’s industry, market and overall performance. While each of Messrs. Owens, Sheen and McEntire and

Ms. Rice has the ability to influence the Company’s financial performance, none of them can ensure that the Company’s performance will rise to the level of satisfying the Tier I or Tier II thresholds. During fiscal year 2011, the predetermined thresholds for Tier I and Tier II were both met.

At the annual stockholders meeting held on February 23, 2009, the Company’s stockholders approved the OYO Geospace Corporation Executive Officer Annual Bonus Plan (the “Executive Officer Annual Bonus Plan”). Only executive employees who are or may become “covered employees” of the Company, as defined in Section 162(m) of the Code are eligible participants. Thus, only Messrs. Owens and Sheen are eligible to participate in the Executive Officer Annual Bonus Plan. The performance goal necessary for the payment of bonuses under the Executive Officer Annual Bonus Plan is the achievement of positive return on stockholder equity, as reported in the Company’s year-end or, if applicable, quarterly earnings release. The compensation committee may, in its discretion, add additional terms or conditions to the receipt of a bonus under the Executive Officer Annual Bonus Plan so long as such additional terms and conditions do not contradict the terms of the Executive Officer Annual Bonus Plan. Thus, if the performance criteria of positive return on stockholder equity is not satisfied, the compensation committee will not award bonuses under the Executive Officer Annual Bonus Plan. In no event may a bonus paid pursuant to the Executive Officer Annual Bonus Plan to any participant for any fiscal year be in excess of $1.0 million. The ability to achieve the performance criteria required under the Executive Officer Annual Bonus Plan is analogous to the challenge presented by the 2011 Bonus Plan criteria: the difficulty of attaining the performance criteria fluctuates in response to the Company’s industry, market and overall performance. While the actions and individual job performance of each of Messrs. Owens and Sheen may influence the Company’s financial performance, neither can ensure that the Company’s performance will result in a positive return on stockholder equity.

Long-Term Stock-Based Compensation

We also believe that long-term incentive compensation is an important component of the Company’s compensation program and that the value of this compensation should be directly related to increases in stockholder value. Therefore, in addition to base salaries and annual performance bonuses, the executive officers participate in the 1997 Key Employee Stock Option Plan, as amended, which allows the Company to grant long-term incentive compensation to its executive officers in the form of stock options and restricted stock awards. These options and restricted stock awards typically vest 25% per year over four years and are therefore intended to compensate executive officers for long-term appreciation in the market value of our common stock.

In fiscal year 2011, Messrs. Owens and McEntire exercised stock options granted in 2003 having an exercise price of $7.12 and stock options granted in 2008 having an exercise price of $17.56, which were scheduled to expire in 2013 and 2018, respectively. Mr. Sheen exercised stock options granted in 2003 having an exercise price of $7.12, which were scheduled to expire in 2013. Messrs. Owens, Sheen and McEntire exercised these options in July 2011.

Historically, stock option grants were determined based on an individual’s annual compensation and their contribution to the company. The compensation committee independently sets and recommends stock option grants for Messrs. Owens, Sheen and McEntire (the senior executive officers) to the full board for approval. The proposed stock option grants for non-executives and for other executive officers are presented by the Chairman of the Board, President and Chief Executive Officer and approved by the board of directors upon the recommendation of the compensation committee. Messrs. Owens and Sheen abstain from voting with respect to their own compensation and option grants. In fiscal year 2011, no stock options were awarded to the Company’s senior executive officers.

Relative Size of Major Compensation Elements

The combination of base salary, annual non-equity incentive awards and equity incentive awards comprise total direct compensation. In setting named executive officer compensation, the compensation committee considers the aggregate compensation payable to the executive officer and the form of the compensation. The compensation committee seeks to achieve the appropriate balance between immediate cash rewards and incentives for the achievement of both annual and long-term financial and non-financial objectives.

Timing of Compensation Decisions

On December 8, 2011, the compensation committee approved an increase in base salary of 10% for each of the Chairman of the Board, President and Chief Executive Officer, the Senior Vice President and Chief Technical Officer, and the Chief Financial Officer, effective January 1, 2012. This increase was determined by the compensation committee to be appropriate in order to retain Messrs. Owens, Sheen and McEntire following the compensation committee’s evaluation of peer company data and in light of, among other things, the record performance of the Company during fiscal year 2011 and the period of time that had elapsed since the last adjustment to executive compensation, which had occurred at the end of fiscal year 2008.

Benefits

We offer a variety of health and welfare and retirement programs to all eligible employees. Executives generally are eligible for the same benefit programs on the same basis as the rest of the broad-based employees. The health and welfare programs are intended to protect employees against catastrophic loss and encourage a healthy lifestyle. Our health and welfare programs include medical, wellness, pharmacy, dental, life insurance and accidental death and disability. Each employee receives life insurance equal to the employee’s annual salary with a maximum payout of $100,000 and accidental death and dismemberment coverage.

We maintain a defined contribution plan pursuant to the provisions of Section 401(k) of the Code. The plan covers all full-time employees who meet age and service requirements. The plan provides for pre-tax, elective employee contributions with a matching contribution from us at 50% of employee contributions, up to a maximum of 3% of the employee’s annual salary.

We offer vacation time determined by years of service. As of September 30, 2011, Mr. Owens had accrued 314 hours of vacation, Mr. Sheen had accrued 314 hours of vacation, Mr. McEntire had accrued 222 hours of vacation, and Ms. Rice had accrued 194 hours of vacation. Employees, including executive officers, may roll over up to 160 hours of unused vacation time to subsequent years.

Perquisites

As described above, we maintain life insurance policies on each named executive officer for the benefit of such executive’s family members. The maximum payout under each of these policies is $100,000. Additionally, the Company provides promotional shirts and hats and Company logo golf balls to employees for use at Company-sponsored events and exhibitions. The Company may, during years when the Company is meeting its financial goals, reimburse the executive officers for the travel expenses of each executive’s spouse to attend certain annual geophysical conferences in North America and Europe.

Impact of Accounting and Tax Treatment

A standard issued by the Financial Accounting Standards Board requires a public company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The equity awards we grant are structured to comply with the requirements of the standard to maintain the appropriate equity accounting treatment.

Section 162(m) of the Code places a limit of $1,000,000 on the amount of compensation paid to the chief executive officer and the four other most highly compensated executive officers (excluding the Chief Financial Officer) that may be deducted by us in our U.S. tax return in any year unless the compensation is performance-based compensation as described in Section 162(m) and the related regulations. Should the Company’s stock price increase significantly from current levels, among other factors, the compensation committee believes the compensation earned in excess of this amount by Messrs. Owens and Sheen, including compensation attributable to the exercise of stock options, could result in a material loss of tax deductions to the Company. In an effort to partially mitigate this loss, the Company entered into amendments, effective October 1, 2008, to the employment agreements with Messrs. Owens and Sheen, which brought those agreements into compliance with Section 162(m).

Section 409A of the Code, as amended, provides that deferrals of compensation under a nonqualified deferred compensation plan for all taxable years are currently includible in gross income to the extent not subject to a substantial risk of forfeiture and not previously included in gross income, unless certain requirements are met. We structure any deferred compensation items to be in compliance with Section 409A.

Summary Compensation Table

The following table sets forth certain information regarding compensation paid for services rendered during the fiscal years ended September 30, 2009, 2010 and 2011, respectively, to each of our named executive officers:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gary D. Owens, Chairman of the Board, President and CEO	2009	275,000	—	315,477	—	—	7,436	597,913
	2010	275,000	87,680	—	82,722	—	6,896	452,298
	2011	275,000	—	—	219,067	—	7,228	501,295
Michael J. Sheen, Senior Vice President and Chief Technical Officer	2009	247,500	—	270,409	—	—	7,381	525,290
	2010	247,500	87,680	—	81,039	—	6,896	423,115
	2011	247,500	—	—	217,159	—	3,484	468,143
Thomas T. McEntire, Chief Financial Officer and Secretary	2009	220,000	—	225,341	—	—	6,672	452,013
	2010	220,000	87,680	—	79,355	—	6,625	393,660
	2011	220,000	—	—	215,253	—	6,897	442,150
Lacey C. Rice, Vice President, Human Resources	2009	96,300	—	18,027	—	—	5,127	119,634
	2010	98,977	—	—	16,042	—	3,181	118,200
	2011	105,000	—	—	17,279	—	3,523	124,565

(1)	Except for discretionary bonus amounts, amounts are reported as “Non-Equity Incentive Plan Compensation” since these cash amounts were awarded by the compensation committee under the 2009 Bonus Plan, the 2010 Bonus Plan, the 2011 Bonus Plan and the Executive Officer Annual Bonus Plan, as applicable. The awards under the 2011 Bonus Plan are discussed in further detail below in connection with the 2011 Grant of Plan-Based Awards Table.

On November 4, 2010, the compensation committee approved the award of a one-time discretionary cash bonus of $87,680 to each of Messrs. Owens, Sheen and McEntire. The award was based on an evaluation by the compensation committee of the performance of Messrs. Owens, Sheen and McEntire during fiscal year 2010 and consideration of (i) their current compensation (including eligibility under the 2010 Bonus Plan), (ii) the goals and objectives of the executive compensation program, and (iii) the exceptional performance of each of them and the Company during fiscal year 2010.

(2)

As required by SEC rules, amounts in this column represent the aggregate grant date value of stock-based compensation expense as required by FASB ASC Topic 718 Stock Based Compensation. Grant date fair value is estimated using the Black-Scholes option pricing model and represents the aggregate expense that the Company will recognize with respect to such option grant over the four year vesting period. The actual value, if any, a recipient may realize will depend on the excess of our stock price over the exercise price on the date the options are exercised.

(3)	The values listed for fiscal year 2009 were awarded under the 2009 Bonus Plan, but not paid until fiscal year 2010. The 2009 Bonus Plan was designed with a three tier structure. The Tier I pool, which is allocated among all employees based upon relative payroll amounts, was capped at $1,950,000. Tier I pool was funded by an accrual of 18% of any pretax profits in excess of the minimum predetermined threshold (5% return on stockholder equity). The Tier II pool was capped at $1,360,000 and the Tier III pool was capped at $480,000, each funding at 18% of any pretax profits in excess of the minimum predetermined threshold. If bonuses were to be awarded under the 2009 Bonus Plan, such bonuses would be listed in the Summary Compensation Table with respect to 2009 but would be paid in fiscal year 2010. The minimum predetermined threshold was not satisfied for fiscal year 2009 and, thus, no bonuses were paid under the 2009 Bonus Plan.

The values listed for fiscal year 2010 were awarded under the 2010 Bonus Plan, but not paid until fiscal year 2011. The 2010 Bonus Plan was also designed with a three tier structure. The Tier I pool, which is allocated among all employees based upon relative payroll amounts, was capped at $1,600,000. Tier I pool was funded by an accrual of 16.7% of any pretax profits in excess of the minimum predetermined threshold (5% return on stockholder equity). The Tier II pool was capped at $1,250,000 and the Tier III pool was capped at $510,000, each funding at 16.7% of any pretax profits in excess of the minimum predetermined threshold. The minimum predetermined threshold was satisfied for fiscal year 2010 and the Tier I and Tier II pools were fully funded and the Tier III pool was funded in the amount of $205,915.

The values listed for fiscal year 2011 were awarded under the 2011 Bonus Plan, but not paid until fiscal year 2012. The 2011 Bonus Plan was designed with a two tier structure. The Tier I pool, which is allocated among all employees based upon relative payroll amounts, was capped at $1,700,000. Tier I pool was funded by an accrual of 14.5% of any pretax profits in excess of the minimum predetermined threshold (5% return on stockholder equity). The Tier II pool was capped at $1,775,000, funding at 14.5% of any pretax profits in excess of the minimum predetermined threshold. In May 2011, the board of directors approved a 10% increase to the Tier I and Tier II bonus pools and, subsequently in August 2011, an additional 7% increase to the bonus pools was approved. The board determined that these adjustments to the bonus pools were appropriate to reward the Company’s employees, including the named executive officers and other members of management, for the record revenues earned by the Company during the prior fiscal quarter and to provide an incentive to increase and improve revenues even further as the fiscal year continued. After the May 2011 adjustment, the Tier I bonus pool was capped at $1,870,000 and the Tier II bonus pool was capped at $1,952,500. After the August 2011 adjustment, the Tier I bonus pool was capped at $2,040,000 and the Tier II bonus pool was capped at $2,130,000. The minimum predetermined threshold was satisfied for fiscal year 2011. Both the Tier I bonus pool and the Tier II bonus pool were fully funded.

Additionally, on February 23, 2009, the Company’s stockholders approved the Executive Officer Annual Bonus Plan. Only Messrs. Owens and Sheen are eligible to participate in the Executive Officer Annual Bonus Plan. The terms of the Executive Officer Annual Bonus Plan establish a performance goal that return on stockholder equity must be positive to permit distribution of bonuses under the Executive Officer Annual Bonus Plan. If the positive return on stockholder equity goal is not met for any given year, no bonuses will be paid to our executive officers for the applicable year. This performance goal was met in fiscal year 2009 and 2010. However, as the Executive Officer Annual Bonus Plan gives the compensation committee the discretion to add additional terms or conditions to the receipt of a bonus under the Executive Officer Annual Bonus Plan so long as such additional terms and conditions do not contradict the terms of the Executive Officer Annual Bonus Plan, the compensation committee decided that, due to the poor financial performance of the Company during fiscal year 2009, no bonus awards would be paid under the Executive Officer Annual Bonus Plan. The performance goal was again met in fiscal year 2011. However, due to the significant amount awarded to the senior executive officers under the 2011 Bonus Plan, the compensation committee declined to award any amounts to Messrs. Owens and Sheen under the Executive Officer Annual Bonus Plan.

Employee Equity Incentive Plan

We maintain the OYO Geospace Corporation 1997 Key Employee Stock Option Plan (the “Key Employee Plan”) for the benefit of our full-time key employees, including the named executive officers. Under the Key Employee Plan, awards covering up to an additional 90,175 shares of common stock may still be granted.

The Plan is administered by the compensation committee. The individuals eligible to participate in the Key Employee Plan are our full-time key employees, including officers and employee directors, as the respective committees may determine from time to time.

Under the Key Employee Plan, the compensation committee may grant incentive stock options and nonqualified stock options. The purchase price of shares subject to an incentive option granted under the Key Employee Plan is determined by the compensation committee and may not be less than the greater of: (a) 100% of the fair market value of the shares of common stock on the date the option is granted or (b) the aggregate par value of the shares of common stock on the date the option is granted. The compensation committee in its discretion may provide that the price at which shares of common stock may be purchased under an incentive option shall be more than 100% of fair market value. In the case of any 10% stockholder, the price at which shares of common stock may be purchased under an incentive option shall not be less than 110% of the fair market value of the common stock on the date the incentive option is granted. The price at which shares of common stock may be purchased under a nonqualified option shall not be less than the greater of: (a) 100% of the fair market value of the shares of common stock on the date the option is granted or (b) the aggregate par value of the shares of common stock on the date the option is granted. The compensation committee in its discretion may provide that the price at which shares of common stock may be purchased under a nonqualified option shall be more than 100% of fair market value.

Options granted under the Key Employee Plan must be exercised within ten years from the date of grant. In the case of a 10% stockholder, no incentive option shall be exercisable after the expiration of five years from the date the incentive option is granted.

Generally, awards granted under the Key Employee Plans are not transferable by the holder other than by will or under the laws of descent and distribution. Options granted under the Key Employee Plan terminate on the earlier of (i) the expiration date of the option or (ii) one day less than three months after the date the holder of the option terminates his or her employment with us for any reason other than the death, disability or the retirement of such holder. During such three-month period the holder may exercise the option in respect of the number of shares that were vested on the date of such severance of employment. In the event of severance because of the death, disability or retirement of a holder before the expiration date of the option, the option terminates on the earlier of such (i) expiration date or (ii) one year following the date of severance. During this period the holder, or his or her heirs, as the case may be, generally may exercise the option in respect of the number of shares that were vested on the date of severance because of death, disability or retirement.

Grants of Plan-Based Awards Table

The following table summarizes plan-based awards granted to named executive officers of the Company during the fiscal year ended September 30, 2011:

2011 GRANTS OF PLAN-BASED AWARDS TABLE

Name	Grant Date		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)				Estimated Future Payouts Under Equity Incentive Plan Awards			Exercise Price of Option Awards ($/Sh)	Grant Date Fair Value of Option Awards
			Threshold ($) (2)	Target ($)	Maximum ($)		Threshold (#)	Target (#)	Maximum (#)
Gary D. Owens	12/9/10	(3)	—	219,067	219,067	(4)	—	—	—	—	—
Michael J. Sheen	12/09/10		—	217,159	217,159	(4)	—	—	—	—	—
Thomas T. McEntire	12/09/10		—	215,253	215,253	(4)	—	—	—	—	—
Lacey C. Rice	12/09/10		—	17,279	17,279	(4)	—	—	—	—	—

(1)	Bonuses were paid under the 2011 Bonus Plan because the minimum predetermined threshold was satisfied as of September 30, 2011. As stated above, in May 2011, the board of directors approved a 10% increase to the Tier I and Tier II bonus pools and, subsequently in August 2011, an additional 10% increase to the bonus pools was approved. The board determined that these adjustments to the bonus pools were appropriate to reward the Company’s employees, including the named executive officers and other members of management, for the record revenues earned by the Company during the prior fiscal quarter and to provide an incentive to increase and improve revenues even further as the fiscal year continued. These increases affected the target and maximum amounts that each named executive officer could receive under the 2011 Bonus Plan. The table above reflects the target and maximum amounts applicable after the August 2011 adjustment.
(2)	Neither the 2011 Bonus Plan nor the Executive Officer Annual Bonus Plan includes threshold amounts for payout. The bonus amount that a named executive officer receives may range from zero to the stated maximum, fluctuating as a function of the overall financial performance of the Company.
(3)	Refers to the date on which the compensation committee approved and established the 2011 Bonus Plan.
(4)	Represents amounts that may be payable to the named executive officer upon the satisfaction of the predetermined threshold for Tier I and Tier II under the 2011 Bonus Plan, as described above, in the maximum amount. The actual payout amount is a function of the amount by which the predetermined threshold is exceeded. As previously stated, the named executive officers are eligible to participate in Tiers I and II under the 2011 Bonus Plan. Additionally, as previously stated, Tier II is not available until Tier I has been fully funded. Thus, this column assumes that all Tiers have been fully funded. When approved in December 2011, the Tier I pool, which is allocated among all employees based upon relative payroll amounts, was capped at $1,700,000 for fiscal year 2011. Tier I pool is funded by an accrual of 14.5% of any pretax profits in excess of the minimum predetermined threshold (5% return on stockholder equity). When approved in December 2011, the Tier II pool was capped at $1,775,000 for fiscal year 2011. However, as stated in footnote (1) to this table, the board approved a 10% increase to each bonus pool in May 2011 and a second adjustment of 10% in August 2011. After the May 2011 adjustment, the Tier I bonus pool was capped at $1,870,000 and the Tier II bonus pool was capped at $1,952,500. After the August 2011 adjustment, the Tier I bonus pool was capped at $2,040,000 and the Tier II bonus pool was capped at $2,130,000. Once the maximum pool amount for Tier I is met, the Tier II pool is funded by an accrual of 14.5% of any pretax profits in excess of the Tier I maximum amount until the cap for Tier II is reached.

Material Terms of Plan-Based Awards

The material terms of the Executive Officer Annual Bonus Plan, the 2011 Bonus Plan, and the Key Employee Plan are described in the footnotes to the 2011 Grants of Plan-Based Awards Table as well as under the captions “Compensation Discussion and Analysis—Elements of Compensation—General—Annual Performance Bonuses” and “Employee Equity Incentive Plan.”

Salary and Bonus in Proportion to Total Compensation

As stated above, the compensation committee seeks to achieve the appropriate balance between immediate cash rewards and incentives for the achievement of both annual and long-term financial and non-financial objectives. Under our compensation program, the value of the combined base salary and annual bonus (non-equity awards as described above) for each of our senior named executive officers generally is approximately 29% to 59% of their total respective compensation. The compensation committee has determined that this weighted proportion is in the best interests of the Company because it is consistent with the compensation committee’s belief that our compensation program should be tied in part to our stock price performance so as to align our named executive officers’ interests with those of our stockholders. However, due to the exceptional performance of the Company in fiscal year 2011, the bonuses awarded to the senior executive officers under the 2011 Bonus Plan were substantially greater than in prior years. As a result of this increase, the value of the combined base salary and annual bonus (non-equity awards as described above) for each of our senior named executive officers represented approximately 99% of their total respective compensation in fiscal year 2011. The value of Ms. Rice’s combined base salary and annual bonus (non-equity awards as described above) generally is approximately 46% to 98% of her total compensation, due to the nature of her position which focuses more on corporate matters than the Company’s financial performance.

Outstanding Equity Awards at Fiscal Year-End Table

The following table summarizes certain information regarding unexercised options, vested stock and equity incentive plan awards outstanding as of the end of the fiscal year ended September 30, 2011 for each of the named executive officers:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE (1)

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date
Gary D. Owens	—	17,500	—	$17.56		December 5, 2018
Michael J. Sheen	15,000	15,000	—	$17.56		December 5, 2018
Thomas T. McEntire	—	12,500	—	$17.56		December 5, 2018
Lacey C. Rice	2,500	500	—		(2)		(2)

(1)	All restricted stock awards held by the named executive officers have vested.
(2)	Includes options expiring on July 20, 2014 with an exercise price of $18.41 per share and options expiring on December 5, 2018 with an exercise price of $17.56 per share.

Option Exercises and Stock Vested Table

The following table summarizes certain information regarding the exercise of stock options and the vesting of stock awards during the fiscal year ended September 30, 2011 for each of the named executive officers:

OPTION EXERCISES AND STOCK VESTED TABLE

	Option Awards		Stock Awards (4)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Gary D. Owens (1)	77,500	$7,267,282	—	—
Michael J. Sheen (2)	50,000	$4,763,946	—	—
Thomas T. McEntire (3)	62,500	$5,889,964	—	—
Lacey C. Rice	—	—	—	—

(1)	Includes the shares of common stock received upon the exercise of stock options, which were immediately sold, as reflected in the reports on Form 4 filed on February 22, 2011, February 24, 2011, February 28, 2011, March 2, 2011, March 4, 2011, March 8, 2011, March 10, 2011, April 6, 2011, May 30, 2011, July 5, 2011, July 7, 2011, and July 11, 2011 with the Securities and Exchange Commission.
(2)	Includes the shares of common stock received upon the exercise of stock options, which were immediately sold, as reflected in the reports on Form 4 filed on February 22, 2011, February 24, 2011, February 28, 2011, March 2, 2011, March 4, 2011, March 8, 2011, March 10, 2011, April 6, 2011, May 30, 2011, July 5, 2011, and July 7, 2011 with the Securities and Exchange Commission.
(3)	Includes the shares of common stock received upon the exercise of stock options, which were immediately sold, as reflected in the reports on Form 4 filed on February 22, 2011, February 24, 2011, February 28, 2011, March 2, 2011, March 4, 2011, March 8, 2011, March 10, 2011, April 6, 2011, May 30, 2011, July 5, 2011, July 7, 2011, July 11, 2011, July 13, 2011, and July 14, 2011 with the Securities and Exchange Commission.
(4)	All restricted stock awards held by the named executive officers vested prior to fiscal year 2007.

Pension Benefits

We currently have no defined benefit pension plans.

Nonqualified Deferred Compensation

We currently have no defined contribution plans which provide for the deferral of compensation on a basis that is not tax qualified.

Potential Payments upon Termination or Change-in-Control

Pursuant to their employment agreements, as amended, each of Messrs. Owens and Sheen is entitled to receive the severance benefits described below upon termination of his employment unless the termination:

•	results from his death, disability or retirement;

•	is by the Company for Cause; or

•	is by the employee other than for Good Reason.

“Cause” is defined to mean the employee’s willful and continued failure to perform his duties after a demand for his performance of those duties or the employee’s willfully engaging in gross misconduct materially and demonstrably injurious to the Company. “Good Reason” is defined to mean a demotion, a reduction in base salary, a relocation of the employee’s base location of employment, the discontinuation of any employee benefit without comparable substitution, the failure of any successor of the Company to assume the employment agreement or a purported termination not in compliance with the employment agreement.

The severance benefits to which either Mr. Owens or Mr. Sheen would be entitled on termination would be an amount equal to the product of (a) his then-current annual salary plus the average of the bonus payments paid to the executive in respect of the three fiscal years preceding the fiscal year in which the termination occurs, multiplied by (b) two. The executive would also receive any relocation and indemnity payments to which he is entitled and any costs and legal fees incurred in connection with any dispute over his employment agreement, and a gross-up for any applicable “excess parachute payment” tax imposed by the Code.

These payments would be due in a lump sum on the tenth day following the date of termination. The amounts paid are based on the salary rate in effect at the time of termination, unless the employee is terminating employment for Good Reason due to a reduction in salary, in which case the salary rate shall be the rate in effect prior to such reduction.

So long as Mr. Owens or Mr. Sheen is terminated without Cause, neither is required to perform any further agreement or action in order to receive these benefits. However, in connection with these employment agreements, each of Messrs. Owens and Sheen has agreed that he will not disclose or misappropriate any confidential information of the Company and that all intellectual property developed by either of Messrs. Owens or Sheen is the property of the Company.

If the employment of Mr. Owens had terminated on September 30, 2011, he would have received $776,614 in a lump sum payment plus any relocation and indemnity payments to which he is entitled and any costs and legal fees incurred in connection with any dispute over his employment agreement, and a gross-up for any applicable “excess parachute payment” tax imposed by the Code.

If the employment of Mr. Sheen had terminated on September 30, 2011, he would have received $719,431 in a lump sum payment plus any relocation and indemnity payments to which he is entitled and any costs and legal fees incurred in connection with any dispute over his employment agreement, and a gross-up for any applicable “excess parachute payment” tax imposed by the Code.

Compensation Risks

We believe that risks arising from our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on the Company. In addition, the compensation committee believes that the mix and design of the elements of executive compensation do not encourage management to assume excessive risks.

Compensation Committee Interlocks and Insider Participation

In fiscal year 2011, the compensation committee was composed of Dr. Thomas L. Davis, Mr. Charles H. Still and Mr. Richard C. White.

In fiscal year 2007, the board of directors adopted a written charter for the compensation committee. On December 8, 2011, the board of directors approved an amendment to the charter for the compensation committee. The charter of the compensation committee, as amended, is available on the Company’s website. The address of the Company’s website is http://www.oyogeospace.com.

Compensation Committee Report

The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K promulgated under the Exchange Act. Based on such review and discussions, the compensation committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in the proxy statement relating to the 2012 annual meeting of stockholders.

The information in this Compensation Committee Report shall not be deemed to be soliciting material, or be filed with the Securities and Exchange Commission or subject to Regulation 14A or 14C or to liabilities of Section 18 of the Exchange Act, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate this report by reference.

Thomas L. Davis, Ph.D. Charles H. Still Richard C. White

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item is contained, in part, in Item 5, “Market for Registrant’s Common Equity and Related Stockholder Matters,” contained in Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, which was originally filed with the Securities and Exchange Commission on December 9, 2011.

Security Ownership of Certain Beneficial Owners and Management

The following table indicates the beneficial ownership as of January 25, 2012 of shares of the Company’s common stock of each director and named executive officer, each person known to the Company to beneficially own more than 5% of the outstanding common stock and all directors and named executive officers as a group, along with the percentage of outstanding common stock that such ownership represents. The Company based the information regarding beneficial ownership by third persons of more than 5% of its outstanding capital stock on a search of all Schedules 13D and 13G filed with the Securities and Exchange Commission with respect to the Company’s common stock. Each person named has sole voting and investment power with respect to the shares indicated except as otherwise stated in the notes to the table.

Beneficial Owner	Shares	Percentage
OYO Corporation (1)	1,290,950	20.3%
OYO Corporation U.S.A. (1)	1,290,950	20.3%
Eagle Asset Management, Inc. (2)(8)	1,134,065	17.9%
BlackRock Fund Advisors (9)	324,920	5.1%
Thomas L. Davis	9,177	*
Takashi Kanemori (3)	1,290,950	*
Thomas T. McEntire (4)	17,250	*
William H. Moody	3,097	*
Richard C. White	1,225	*
Gary D. Owens (5)	229,392	3.6%
Michael J. Sheen (6)	52,500	*
Charles H. Still	2,500	*
Lacey C. Rice (7)	2,500	*
Executive officers and directors as a group (9 people)	317,641	5.0%

*	Less than one percent.
(1)	The shares indicated as beneficially owned by OYO Corporation are held directly by its wholly-owned subsidiary, OYO Corporation U.S.A., a Texas corporation. OYO Corporation is a publicly-held corporation in Japan. The address of OYO Corporation is 4-2-6 Kudan-kita, Chiyoda-ku, Tokyo 102, Japan. The address of OYO Corporation U.S.A. is 245 Carmelo Avenue, Suite 101, Pasadena, California 91107. OYO Corporation and OYO Corporation U.S.A. share the voting and dispositive power of these shares.
(2)	As reflected on Schedule 13G filed with the Securities and Exchange Commission on January 25, 2012. Eagle Asset Management, Inc.’s principal business office is 880 Carillon Parkway, St. Petersburg, Florida 33716.
(3)	As a director and senior executive officer of OYO Corporation, Mr. Kanemori is deemed to indirectly beneficially own the shares indicated. Mr. Kanemori’s business address is 4-2-6 Kudan-Kita, Chiyoda-ku, Tokyo 102, Japan. Mr. Kanemori does not hold voting or dispositive power over these shares other than by the nature of his position with OYO Corporation.
(4)	Includes unexercised options to purchase 6,250 shares that vested on December 5, 2011.
(5)	Includes unexercised options to purchase 8,750 shares that vested on December 5, 2011. Mr. Owens’s business address is 7007 Pinemont Drive, Houston, Texas 77040-6601.
(6)	Includes unexercised options to purchase 22,500 shares that vested on December 5, 2011 or on a prior date. Mr. Sheen’s business address is 7007 Pinemont Drive, Houston, Texas 77040-6601.
(7)	Includes unexercised vested options to purchase 2,500 shares that vested on December 5, 2011 or on a prior date.
(8)	A listing of the Company’s record holders as of January 24, 2012 shows Eagle Asset Management, Inc. (“Eagle”) as record holder of 1,123,571 shares of the Company’s common stock, or 17.7% of the outstanding capital stock of the Company, which amounts do not match the information included in the Schedule 13G filed by this entity with the SEC.
(9)	A listing of the Company’s record holders as of January 24, 2012 shows BlackRock Fund Advisors as record holder of 324,920 shares of the Company’s common stock, or 5.1% of the outstanding capital stock of the Company. According to filings by BlackRock Fund Advisors with the Securities and Exchange Commission, its principal place of business is 400 Howard Street, San Francisco, California 94105.

Item 13. Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

Mr. Kanemori, a director of the Company, is a director and senior executive officer of OYO Corporation. Mr. Kanemori also holds positions as an officer in a number of OYO Corporation’s subsidiaries, including president of OYO Corporation U.S.A. Mr. Still, also a director of the Company, is the Secretary of OYO Corporation U.S.A. and also serves in that position with respect to other subsidiaries of OYO Corporation U.S.A. As secretary, however, Mr. Still is not an executive officer of these entities. Further, Mr. Still’s limited activities in this role are, and always have been, solely administrative and clerical and do not involve, and have not involved, any policy-making functions or activities as would the functions of an officer.

Pursuant to a Master Sales Agreement that the Company entered into with OYO Corporation in October 2007, the Company and OYO Corporation purchase products from one another at scheduled discounts of 5% to 15% off the seller’s list prices. In addition, OYO Corporation purchases printhead-related products from other Japanese corporations and then resells those products to the Company. For its service and assistance in these transactions, OYO Corporation typically marks up its cost by 10% or less. The Company believes that by purchasing these printhead-related products through OYO Corporation, it receives a more favorable price than it could obtain if it were to negotiate directly for their purchase.

In fiscal year 2011, the Company sold approximately $1.3 million in goods to OYO Corporation and its affiliates other than the Company and purchased approximately $0.2 million in goods from OYO Corporation and its affiliates other than the Company (including the products covered by the Master Sales Agreement).

The Company does not have a formal policy, written or unwritten, with respect to related person transactions. However, the Company’s General Code of Business Conduct, to which all employees (including our executive officers) are subject, provides that no employee nor any employee’s immediate family member should engage in a business or financial arrangement with a vendor, supplier or customer of the Company without the prior written approval of the Company’s Chief Executive Officer or Chief Financial Officer. The board of directors of the Company does not review, approve or ratify these types of transactions or any other related person transactions. The General Code of Business Conduct is available on our website, http://www.oyogeospace.com.

Director Independence

The Board of Directors has determined that Dr. Thomas L. Davis, Mr. Richard C. White, Mr. William H. Moody and Mr. Charles H. Still are independent, as defined in Rule 5605(a)(2) of the National Association of Securities Dealer’s listing standards as currently applicable to the Company. Although Mr. Still is Of Counsel to Fulbright & Jaworski L.L.P., legal counsel to the Company, the Board of Directors has determined that such relationship does not affect his independence.

Item 14. Principal Accountant Fees and Services

UHY LLP (“UHY”) served as the Company’s principal independent public accountants for the 2010 fiscal year and the 2011 fiscal year. A representative of UHY is expected to attend the annual meeting, will have the opportunity to make a statement if they so desire and will be available to respond to appropriate questions.

Audit Fees

The aggregate fees billed by UHY for professional services rendered for the audit of the Company’s annual financial statements, including for professional services rendered in connection with the audit of internal control over financial reporting in compliance with Section 404 of the Sarbanes Oxley Act of 2002 and the reviews of the financial statements included in the Company’s Forms 10-Q were $430,000 during the 2011 fiscal year and $430,000 during the 2010 fiscal year.

Audit-Related Fees

The Company uses firms other than UHY for certain of its statutory audit-related services for its international subsidiaries. There were no fees billed by UHY for audit-related services not disclosed in “Audit Fees” above for the 2011 or 2010 fiscal years.

Tax Fees

The Company uses a firm other than UHY for all of its tax services and therefore no fees were billed by UHY for tax services in fiscal year 2011 or 2010.

All Other Fees

There were no fees billed by UHY for other services not disclosed above for the 2011 or 2010 fiscal years.

UHY leases all its personnel, who work under the control of UHY partners, from wholly-owned subsidiaries of UHY Advisors, Inc., in an alternative practice structure.

Compatibility of Certain Fees with Independent Accountants’ Independence

The audit committee has adopted pre-approval policies and procedures pursuant to which the engagement of any accountant is approved. Such procedures govern the ways in which the audit committee will pre-approve audit and various categories of non-audit services that the auditor provides to the Company and its subsidiaries. In accordance with this policy, the audit committee had given its approval for the provision of audit services by UHY for the fiscal year ended September 30, 2011. Services which have not received pre-approval must receive specific approval of the audit committee. The audit committee is informed of each such engagement in a timely manner, and such procedures do not include delegation of the audit committee’s responsibilities to management. All audit contracts that were entered into in fiscal year 2011 were pre-approved by the audit committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibits

Exhibit Number	Description of Documents

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OYO GEOSPACE CORPORATION

By:	/s/ GARY D. OWENS
Gary D. Owens, Chairman of the Board President and Chief Executive Officer

January 27, 2012

Pursuant to the requirements of the Securities Exchange Act, this Amendment No. 1 to Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GARY D. OWENS Gary D. Owens	Chairman of the Board President and Chief Executive Officer (Principal Executive Officer)	January 27, 2012

/S/ THOMAS T. MCENTIRE Thomas T. McEntire	Vice President Chief Financial Officer (Principal Financial Officer and Accounting Officer) and Secretary	January 27, 2012

/S/ WILLIAM H. MOODY William H. Moody	Director	January 27, 2012

/S/ TAKASHI KANEMORI Takashi Kanemori	Director	January 27, 2012

/S/ RICHARD C. WHITE Richard C. White	Director	January 27, 2012

/S/ MICHAEL J. SHEEN Michael J. Sheen	Director	January 27, 2012

Thomas L. Davis	Director

/S/ CHARLES H. STILL Charles H. Still	Director	January 27, 2012