Form 10-Q
period 2011-12-31
OYO GEOSPACE CORP
filed 2012-02-02
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended December 31, 2011

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

Yes  ☐     No  ☒

There were 6,352,758 shares of the Registrant’s Common Stock outstanding as of the close of business on January 30, 2012.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2011	September 30, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,842	$31,388
Short-term investments	4,956	4,926
Trade accounts receivable, net	22,474	19,761
Current portion of notes receivable, net	1,671	2,100
Inventories, net	64,334	72,390
Deferred income tax assets	6,043	6,356
Other current assets	1,837	5,660

Total current assets	139,157	142,581

Rental equipment, net	26,240	11,945
Property, plant and equipment, net	34,250	34,692
Patents, net	259	319
Goodwill	1,843	1,843
Non-current deferred income tax assets	427	505
Non-current notes receivable, net	3,195	3,706
Other assets	5,017	1,210

Total assets	$210,388	$196,801

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable trade	$7,550	$5,042
Accrued expenses and other current liabilities	10,867	11,384
Deferred revenue	1,067	774
Deferred income tax liability	10	82
Income tax payable	3,581	399

Total current liabilities	23,075	17,681

Non-current deferred income tax liability	1,856	2,107

Total liabilities	24,931	19,788

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock	64	64
Additional paid-in capital	57,709	57,446
Retained earnings	128,018	119,333
Accumulated other comprehensive income (loss)	(334)	170

Total stockholders’ equity	185,457	177,013

Total liabilities and stockholders’ equity	$210,388	$196,801

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010
Sales	$43,281	$43,101
Cost of sales	22,623	24,008

Gross profit	20,658	19,093

Operating expenses:
Selling, general and administrative expenses	4,735	4,442
Research and development expenses	2,889	2,940
Bad debt expense (recovery)	436	(70)

Total operating expenses	8,060	7,312

Gain on disposal of equipment	—	16

Income from operations	12,598	11,797

Other income (expense):
Interest expense	—	(43)
Interest income	267	62
Foreign exchange gains	122	140
Other, net	(55)	(20)

Total other income, net	334	139

Income before income taxes	12,932	11,936
Income tax expense	4,247	3,723

Net income	$8,685	$8,213

Basic earnings per common share	$1.37	$1.34

Diluted earnings per common share	$1.35	$1.30

Weighted average common shares outstanding—Basic	6,352,269	6,118,666

Weighted average common shares outstanding—Diluted	6,417,548	6,306,718

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months	Three Months
	Ended	Ended
	December 31, 2011	December 31, 2010
Net income	$8,685	$8,213

Other comprehensive income (loss):
Change in unrealized loss on available-for-sale securities	5	—
Foreign currency translation adjustments	(509)	(36)

Comprehensive income	$8,181	$8,177

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010
Cash flows from operating activities:
Net income	$8,685	$8,213
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense (benefit)	339	(278)
Depreciation	1,771	1,399
Amortization	60	98
Stock-based compensation expense	187	186
Bad debt expense (recovery)	436	(70)
Inventory obsolescence reserve (recovery)	(132)	1,524
Gross profit from the sale of used rental equipment	(2,165)	(494)
Gain on disposal of property, plant and equipment	—	(16)
Realized loss on short-term investments	36	—
Effects of changes in operating assets and liabilities:
Trade accounts and notes receivable	(2,210)	(6,390)
Inventories	7,734	(4,541)
Other current assets	3,780	(340)
Accounts payable	2,508	6,462
Accrued expenses and other	(4,475)	(2,083)
Deferred revenue	341	1,761
Income tax payable	3,184	1,690

Net cash provided by operating activities	20,079	7,121

Cash flows from investing activities:
Purchase of property and equipment	(792)	(844)
Proceeds from sale of property and equipment	—	1
Investment in rental equipment	(16,437)	(943)
Proceeds from sale of used rental equipment	3,577	598
Purchase of short-term investments	(675)	—
Proceeds from sale of short-term investments	625	—

Net cash used in investing activities	(13,702)	(1,188)

Cash flows from financing activities:
Principal payments on mortgage loans	—	(7,700)
Excess tax benefit from share-based compensation	(3)	146
Proceeds from exercise of stock options and other	79	92

Net cash provided by (used in) financing activities	76	(7,462)

Effect of exchange rate changes on cash	1	39

Increase (decrease) in cash and cash equivalents	6,454	(1,490)
Cash and cash equivalents, beginning of period	31,388	33,453

Cash and cash equivalents, end of period	$37,842	$31,963

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet of OYO Geospace Corporation and its subsidiaries (the “Company”) at September 30, 2011 was derived from the Company’s audited consolidated financial statements at that date. The consolidated balance sheet at December 31, 2011 and the consolidated statements of operations and statements of comprehensive income for the three months ended December 31, 2011 and 2010, and the consolidated statements of cash flows for the three months ended December 31, 2011 and 2010 were prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows were made. The results of operations for the three months ended December 31, 2011 are not necessarily indicative of the operating results for a full year or of future operations.

Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America were omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form

10-K for the year ended September 30, 2011.

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

Short-term Investments

The Company classifies its investments consisting of corporate bonds, government bonds and other such similar investments as available-for-sale securities. Available-for-sale securities are carried at fair market value with net unrealized holding gains and losses reported each period as a component of comprehensive income in stockholders’ equity. The Company’s short-term investments have contractual maturities ranging from May 2012 to December 2013. See note 2 for additional information.

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

The Company does not modify its normal billing and credit terms for these types of sales. As of December 31, 2011 there was $0.2 million of sales under bill and hold arrangements. As of December 31, 2010, there were no sales under bill and hold arrangements.

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

Product Warranties

The Company offers a standard product warranty obligating it to repair or replace equipment with manufacturing defects. The Company maintains a reserve for future warranty costs based on historical experience or, in the absence of historical product experience, management’s estimates. Changes in the warranty reserve are reflected in the following table (in thousands):

Balance at the beginning of the period (October 1, 2011)	$2,123
Accruals for warranties issued during the period	570
Accruals related to pre-existing warranties (including changes in estimates)	—
Settlements made (in cash or in kind) during the period	(612)

Balance at the end of the period (December 31, 2011)	$2,081

Subsequent Events

The Company evaluates events and transactions that occur after the balance sheet date but before the financial statements are issued. The Company evaluated such events and transactions through the date the financial statements were filed electronically with the Securities and Exchange Commission.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2. Short-term Investments

	As of December 31, 2011 (in thousands)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate	$3,713	$—	$(10)	$3,703
Government	1,253	—	—	1,253

Total	$4,966	$—	$(10)	$4,956

Accumulated other comprehensive income (loss) reflected on the balance sheet at December 31, 2011 includes unrealized losses (net of tax) of $5,000.

3. Fair Value of Financial Instruments

At December 31, 2011, the Company’s financial instruments included cash and cash equivalents, short-term investments, trade and notes receivables, other current assets, accounts payable and other current liabilities. Due to the short-term maturities of cash and cash equivalents, trade and other receivables, other current assets, accounts payable and other current liabilities, the carrying amounts approximate fair value on the respective balance sheet dates.

The Company measures short-term investments at fair value on a recurring basis. The fair value measurement of the Company’s short-term investments was determined using the following inputs:

	As of December 31, 2011 (in thousands)
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)
Short-term investments:
Corporate bonds	$3,703	$3,703	$—	$—
Government bonds	1,253	1,253	—	—

Total	$4,956	$4,956	$—	$—

Investments in corporate and government bonds classified as available-for-sale are measured using the quoted market prices (Level 1) as of December 31, 2011.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4. Earnings Per Common Share

The following table summarizes the calculation of net earnings and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings per share (in thousands, except share and per share data):

	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010
Net earnings available to common stockholders	$8,685	$8,213

Weighted average common shares and common share equivalents:
Common shares used in basic earnings per share	6,352,269	6,118,666
Common share equivalents outstanding related to stock options	65,279	188,052

Total weighted average common shares and common share equivalents used in diluted earnings per share	6,417,548	6,306,718

Basic earnings per common share	$1.37	$1.34

Diluted earnings per common share	$1.35	$1.30

Options totaling zero and 43,000 shares of common stock for the three months ended December 31, 2011 and 2010, respectively, were excluded from the computation of weighted average shares because the impact of considering these options was antidilutive.

5. Trade Accounts and Notes Receivable

Current trade accounts and notes receivable are reflected in the following table (in thousands):

	December 31, 2011	September 30, 2011
Trade accounts receivable	$23,312	$20,172
Allowance for doubtful accounts	(838)	(411)

	$22,474	$19,761

The allowance for doubtful accounts represents the Company’s best estimate of probable credit losses. The Company determines the allowance based upon historical experience and a review of its balances. Accounts receivable balances are charged off against the allowance whenever it is probable that the receivable will not be recoverable.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Current notes receivable are reflected in the following table (in thousands):

	December 31, 2011	September 30, 2011
Current notes receivable	$1,671	$2,100
Allowance for doubtful notes	—	—

	$1,671	$2,100

Non-current notes receivable are reflected in the following table (in thousands):

	December 31, 2011	September 30, 2011
Non-current notes receivable	$3,195	$3,706
Allowance for doubtful notes	—	—

	$3,195	$3,706

6. Inventories

Inventories consist of the following (in thousands):

	December 31, 2011	September 30, 2011
Finished goods	$16,732	$20,430
Work-in-process	14,017	14,255
Raw materials	43,086	47,257
Obsolescence reserve	(9,501)	(9,552)

	$64,334	$72,390

The Company’s reserve for slow moving and obsolete inventories is analyzed and adjusted periodically to reflect the Company’s best estimate of the net realizable value of such inventories.

During the three months ended December 31, 2011 and 2010, the Company transferred zero and $0.1 million, respectively, of inventories to its rental equipment fleet.

7. Segment Information

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

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table summarizes the Company’s segment information (in thousands):

	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010
Net sales:
Seismic	$40,199	$39,475
Thermal Solutions	2,881	3,423
Corporate	201	203

Total	$43,281	$43,101

Income (loss) from operations:
Seismic	$14,831	$13,880
Thermal Solutions	123	156
Corporate	(2,356)	(2,239)

Total	$12,598	$11,797

8. Credit Agreement

On March 2, 2011, the Company entered into a new credit agreement (as amended, the “New Credit Agreement”) with a bank. Under the New Credit Agreement, the Company can borrow up to $25.0 million principally secured by its accounts receivable, inventories and equipment. In addition, certain domestic subsidiaries of the Company have guaranteed the obligations of the Company under the New Credit Agreement and such subsidiaries have secured the obligations by the pledge of certain of the assets of such subsidiaries. The New Credit Agreement expires on March 2, 2014. The New Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial ratios, restricts the Company and its subsidiaries’ ability to pay dividends and contains other covenants customary in agreements of this type. The interest rate for borrowings under the New Credit Agreement is a LIBOR based rate with a margin spread of 250-350 basis points depending upon the maintenance of certain ratios. At December 31, 2011, the Company was in compliance with all covenants. At December 31, 2011, there were no borrowings outstanding under the New Credit Agreement, standby letters of credit outstanding in the amount of $0.2 million and additional borrowings available of $24.8 million.

9. Income Taxes

The United States statutory tax rate for the three months ended December 31, 2011 and 2010 was 35%. The Company’s effective tax rates for the three months ended December 31, 2011 and 2010 were 32.8% and 31.2%, respectively. The Company’s lower effective tax rate for the three months ended December 31, 2011 and 2010 primarily resulted from a manufacturers’/producers’ deduction available to U.S. manufacturers.

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

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein, if any, contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “intend”, “expect”, “plan”, “budget”, “forecast”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue”, “evaluating” or similar words. Statements that contain these words should be read carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other forward-looking information. These forward-looking statements reflect our best judgment about future events and trends based on the information currently available to us. However, there will likely be events in the future that we are not able to predict or control. The factors listed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, as well as other cautionary language in such Annual Report on Form 10-K and this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this Quarterly Report on Form 10-Q could have a material adverse effect on our business, results of operations and financial position, and actual events and results of operations may vary materially from our current expectations.

Business Overview

OYO Geospace Corporation is a Delaware corporation incorporated on September 13, 1997. Unless otherwise specified, the discussion in this Quarterly Report on Form 10-Q refers to OYO Geospace Corporation and its subsidiaries. We design and manufacture instruments and equipment used in the acquisition and processing of seismic data as well as in the characterization and monitoring of producing oil and gas reservoirs. Demand for our products has been, and will likely continue to be, vulnerable to downturns in the economy and the oil and gas industry in general. While natural gas prices have stabilized and crude oil prices strengthened during most of fiscal years 2010 and 2011, there was substantial volatility in oil and natural gas prices during fiscal years 2008 and 2009. For more information, please refer to the risks discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

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

Traditional Seismic Exploration Products

A seismic energy source and a seismic data recording system are combined to acquire seismic data. We provide many of the components of seismic data recording systems, including geophones, hydrophones, multi-component sensors, seismic leader wire, geophone strings, connectors, seismic telemetry cables and other seismic related products. On land, our customers use geophones, leader wire, cables and connectors to receive and measure seismic reflections resulting from an energy source to data recording units, which store information for processing and analysis. In the marine environment, large ocean-going vessels tow long seismic cables known as “streamers” containing hydrophones which are used to detect pressure changes. Hydrophones transmit electrical impulses back to the vessel’s data recording unit where the seismic data is stored for subsequent processing and analysis. Our marine seismic products help steer streamers while being towed and help recover streamers if they become disconnected from the vessel.

Our seismic sensor, cable and connector products are compatible with most major competitive seismic data acquisition systems currently in use, and sales result primarily from seismic contractors purchasing our products as components of new seismic data acquisition systems or to repair and replace components of seismic data acquisition systems already in use.

Our wholly-owned subsidiary in the Russian Federation manufactures international standard geophones, sensors, seismic leader wire, seismic telemetry cables and related seismic products for customers in the Russian Federation and other international seismic marketplaces. Operating in foreign locations involves certain risks as discussed under the heading “Risk Factors – Our Foreign Subsidiaries and Foreign Marketing Efforts Face Additional Risks and Difficulties” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

Wireless Seismic Exploration Products

During fiscal year 2008, we announced the development of a land-based wireless (or nodal) seismic data acquisition system. Each wireless station operates independently and therefore can be deployed in virtually unlimited channel configurations. Rather than utilizing interconnecting cables as required by most traditional land data acquisition systems, each wireless station operates as an independent data collection system. As a result, our wireless system requires less maintenance, which we believe allows our customers to operate more effectively and efficiently because of its reduced environmental impact, lower weight and ease of operation. Our wireless system is designed into configurations ranging from one to four channels per station. Since its introduction and through December 31, 2011, we sold approximately 97,000 wireless channels and had approximately 53,000 wireless channels available for rent. We may increase our rental fleet further pending additional demand by our customers.

In October 2009, we introduced a marine-based wireless (or nodal) data acquisition system. Similar to our land wireless system, the marine wireless system can be deployed in virtually unlimited channel configurations and does not require interconnecting cables between each station. Our deepwater versions of this marine wireless system can be deployed in depths of up to 3,000 meters.

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

Industrial Products

Our products continue to develop and expand beyond oil and gas exploration applications through the utilization of our existing engineering experience and manufacturing capabilities. In addition, many of our seismic products, with little or no modification, have direct application to industries beyond oil and gas exploration. For example, our customers utilize our borehole tools to monitor subsurface carbon dioxide injections and for mine safety applications. Customers also utilize our wireless acquisition systems and geophone sensors to record seismic data for geotechnical applications unrelated to oil and gas exploration.

We design and manufacture industrial sensors for the vibration monitoring, security and earthquake detection markets. We also design and manufacture other specialty cable and connector products, such as those used in connection with global positioning products and water meter applications.

In addition, we design and manufacture power and communication transmission cable products for offshore applications and market these products to the offshore oil and gas and offshore construction industries. These products include a variety of specialized cables, primarily used in deepwater applications, such as remotely operated vehicle (“ROV”) tethers, umbilicals and electrical control cables. These products also include specially designed and manufactured cables, including armored cables, engineered to withstand harsh offshore operating environments.

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

Consolidated Results of Operations

We report and evaluate financial information for two segments: Seismic and Thermal Solutions. Summary financial data by business segment follows (in thousands):

	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010
Seismic
Traditional exploration product revenues	$14,002	$16,376
Wireless exploration product revenues	17,875	17,658
Reservoir product revenues	5,415	3,455
Industrial product sales	2,907	1,986

Total seismic sales	40,199	39,475
Operating income	14,831	13,880

Thermal Solutions
Net sales	2,881	3,423
Operating income	123	156

Corporate
Net sales	201	203
Operating loss	(2,356)	(2,239)

Consolidated Totals
Net sales	43,281	43,101
Operating income	12,598	11,797

Overview

Three months ended December 31, 2011 compared to three months ended December 31, 2010

Consolidated sales for the three months ended December 31, 2011 increased by $0.2 million, or 0.4%, from the corresponding period of the prior fiscal year. This increase reflects stronger levels of sales for our seismic products.

Consolidated gross profit for the three months ended December 31, 2011 increased by $1.6 million, or 8.2%, from the corresponding period of the prior fiscal year. This increase in gross profit resulted from lower levels of inventory obsolescence expense and improved factory productivity due to increased production output, including the production of new equipment added to our rental fleet.

Consolidated operating expenses for the three months ended December 31, 2011 increased by $0.7 million, or 10.2%, from the corresponding period of the prior fiscal year. The increase in operating expenses resulted from a $0.5 million increase in bad debt expenses due to the aging of certain customer accounts receivable, and from a $0.2 million increase in incentive compensation expenses.

Other income (expense) for the three months ended December 31, 2011 increased by $0.2 million from the corresponding period of the prior fiscal year. The increase in other income primarily resulted from higher interest income from increasing levels of cash investments.

The United States statutory tax rate for the three months ended December 31, 2011 and 2010 was 35%. The effective tax rates for the three months ended December 31, 2011 and 2010 were 32.8% and 31.2%, respectively. The lower effective tax rate for the three months ended December 31, 2011 and 2010 primarily resulted from a manufacturers’/producers’ deduction available to U.S. manufacturers.

Seismic Products

Net Sales

Sales of our seismic products for the three months ended December 31, 2011 increased by $0.7 million, or 1.8%, from the corresponding period of the prior fiscal year. The components of this increase include the following:

•

Traditional Product Sales and Rentals – Revenues from our traditional products decreased $2.4 million, or 14.5%, from the corresponding period of the prior fiscal year. This decline in revenues resulted from reduced shipments of geophones and marine products.

•

Wireless Product Sales and Rentals – Revenues from our wireless products increased by $0.2 million, or 1.2%, from the corresponding period of the prior fiscal year. This increase in revenues primarily resulted from an increase revenues from wireless product rentals due to the expansion of our wireless product rental fleet.

•

Reservoir Product Sales, Rentals and Services – Revenues from our reservoir products increased $2.0 million, or 56.7%, from the corresponding period of the prior year. This increase in revenues resulted from increased sales and rentals of our borehole tools.

•

Industrial Product Sales – Sales of our industrial, or non-seismic, products increased $0.9 million, or 46.4%, from the corresponding period of the prior fiscal year. This increase was primarily driven by increased shipments of industrial sensor and offshore cable products.

The rate of new customer orders for our seismic products, especially large orders for our wireless, marine, borehole and subsea reservoir products, generally occur irregularly thereby making it difficult for us to predict our sales and production levels each quarter. Furthermore, product shipping dates are generally determined by our customer and are not at our discretion. As a result, these factors have caused past sales of our seismic products to be unpredictable, or “lumpy,” and we expect this trend to continue into the future.

Operating Income

Our operating income associated with sales of our seismic products for the three months ended December 31, 2011 increased by $1.0 million, or 6.9%, from the corresponding period of the prior fiscal year. The higher income resulted from (i) increased product sales and rentals, (ii) reduced charges for inventory obsolescence expense, and (iii) improved factory productivity due to increased production output, including the production of new wireless seismic equipment added to our equipment rental fleet.

Thermal Solutions Products

Net Sales

Sales of our thermal solutions products for the three months ended December 31, 2011 decreased by $0.5 million, or 15.8%, from the corresponding period of the prior fiscal year. This decrease was primarily due to decreased sales of thermal imaging equipment. We consider this decrease in sales to be normal due to recurring fluctuations in product sales volume and not associated with any long-term trend.

Operating Income

Our operating income associated with sales of our thermal solutions products for the three months ended December 31, 2011 decreased $33,000, or 21.2%, from the corresponding period of the prior fiscal year. The decrease in operating income resulted from decreased sales revenues and was partially offset by lower levels of inventory obsolescence expense.

Incentive Compensation Program

We adopted an incentive compensation program for fiscal year 2012 whereby most employees will be eligible to begin earning incentive compensation if the Company reaches a five percent pretax return on stockholders’ equity, determined as of September 30, 2011. To be eligible to participate in this incentive compensation program, employees must participate in our Core Values Program. Based on our experience in prior years, we expect one hundred percent of our eligible employees to participate in the Core Values Program. The incentive compensation program does not apply to the employees of our Russian subsidiary as such employees participate in a locally administered bonus program. Certain non-executive employees are required to achieve specific goals to earn a significant portion of their total incentive compensation award. Any bonus awards earned under this program in fiscal year 2012 will be paid out to eligible employees after the end of the fiscal year.

Upon reaching the five percent pretax return threshold, an incentive compensation accrual will be established equal to 15.3 percent of the amount of any consolidated pretax profits above the five percent pretax return threshold. The maximum aggregate bonus available under the program for fiscal year 2012 is $4.8 million. For the three months ended December 31, 2011 and 2010, we accrued $1.9 million and $1.7 million, respectively, of incentive compensation expense.

Liquidity and Capital Resources

At December 31, 2011, we had approximately $38.0 million in cash and cash equivalents. For the three months ended December 31, 2011, we generated approximately $20.1 million of cash in operating activities. Sources of cash generated in our operating activities resulted from net income of $8.7 million. Additional sources of cash included net non-cash charges of $2.7 million for deferred income taxes, depreciation, amortization, stock-based compensation, inventory obsolescence and bad debts. Other sources of cash included (i) a $7.7 million decrease in inventories resulting from product sales and the production of seismic rental equipment, (ii) a $3.8 million decrease in the amount of prepaid product purchases and other current assets, (iii) a $3.2 million increase in income tax payable resulting from the timing of our income taxes payments and (iv) a $2.5 million increase in accounts payable due to increases in our rental equipment fleet and the timing of payments to our vendors. These sources of cash were offset by a $4.5 million decrease in accrued expenses and other primarily resulting from the payment of fiscal year 2011 incentive compensation, and a $2.2 million increase in trade accounts and notes receivable primarily resulting from increased sales and the timing of cash collections.

Throughout fiscal years 2009 and 2010, we made substantial efforts to reduce our inventory levels in order to meet declining levels of product demand for our traditional seismic products and to generate cash flows to reduce our indebtedness. Due to the relatively low levels of inventories at the outset of fiscal year 2011 and the significant demand for new products like our wireless data acquisition system and our intention to establish and increase our rental fleet of wireless data acquisition equipment, we strategically increased our inventories since that time. We continue to be subject to high levels of inventory obsolescence expense for our older and slower moving products, and we are giving substantial attention to the management of our inventories in this area.

For the three months ended December 31, 2011, we used approximately $13.7 million of cash in investing activities. The primary use of cash in investing activities was $17.2 million for our capital expenditures, including $16.4 million to expand our rental equipment fleet. This use of cash was partially offset by $3.6 million of proceeds from the sale of used rental equipment. Due to high demand for our wireless rental equipment, we estimate that our total capital expenditures in fiscal year 2012 could be approximately $32 million. We expect these capital expenditures will be financed from our cash on hand, internal cash flow, rental equipment sales proceeds and/or from borrowings under our New Credit Agreement.

For the three months ended December 31, 2011, we generated approximately $76,000 of cash in financing activities. The cash generated resulted from cash proceeds received from the exercise of stock options and associated tax benefit related to such exercised stock options.

On March 2, 2011, we entered into a new credit agreement (as amended, the “New Credit Agreement”) with a bank. Under the New Credit Agreement, we can borrow up to $25.0 million principally secured by our accounts receivable, inventories and equipment. In addition, certain of our domestic subsidiaries have guaranteed our obligations under the New Credit Agreement and such subsidiaries have secured the obligations by the pledge of certain of the assets of such subsidiaries. The New Credit Agreement expires on March 2, 2014. The New Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial ratios, restricts us and our subsidiaries’ ability to pay dividends and contains other covenants customary in agreements of this type. The interest rate for borrowings under the New Credit Agreement is a LIBOR based rate with a margin spread of 250-350 basis points depending upon the maintenance of certain ratios. At December 31, 2011, the interest rate was 2.8%. At December 31, 2011, there were no borrowings outstanding under the New Credit Agreement, standby letters of credit outstanding in the amount of $0.2 million and additional borrowings available of $24.8 million. For more information about the restrictive covenants imposed on us by the New Credit Agreement, please see “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

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

We do not modify our normal billing and credit terms for these types of sales. As of December 31, 2011 we had $0.2 million of sales under bill and hold arrangements. As of December 31, 2010, we had no sales under bill and hold arrangements.

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

Foreign Currency and Operations Risk

One of our wholly-owned subsidiaries, OYO-GEO Impulse, is located in the Russian Federation. Therefore, our financial results may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions in the Russian Federation or changes in its political climate. Our consolidated balance sheet at December 31, 2011 reflected approximately $5.6 million of net working capital related to OYO-GEO Impulse. For third-party transactions, OYO-GEO Impulse both receives its income and pays its expenses primarily in rubles. To the extent that transactions of OYO-GEO Impulse are settled in rubles, a devaluation of the ruble versus the U.S. dollar could reduce any contribution from OYO-GEO Impulse to our consolidated results of operations and total comprehensive income as reported in U.S. dollars. We do not hedge the market risk with respect to our operations in the Russian Federation; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of rubles versus U.S. dollars to the extent such disruptions result in any reduced valuation of OYO-GEO Impulse’s net working capital or future contributions to our consolidated results of operations. At December 31, 2011, the foreign exchange rate of the U.S. dollar to the ruble was 1:32.2. If the U.S. dollar versus ruble exchange rate were to decline by ten percent, our working capital could decline by $0.6 million.

Foreign Currency Intercompany Accounts

From time to time, we provide access to capital to our foreign subsidiaries through U.S. dollar denominated interest bearing promissory notes. Such funds are generally used by our foreign subsidiaries to purchase capital assets and for general working capital needs. In addition, we sell products to our foreign subsidiaries in U.S. dollars on trade credit terms. Because U.S. dollar denominated intercompany debts are accounted for in the local currency of our foreign subsidiaries, any appreciation or devaluation of such foreign currencies against the U.S. dollar will result in a gain or loss, respectively, to our consolidated statement of operations. At December 31, 2011, we had outstanding accounts receivable of $25.8 million from our subsidiary in Canada and $60,000 from our subsidiary in the Russian Federation. At December 31, 2011, the foreign exchange rate of the U.S. dollar to the Canadian Dollar was 1:0.98 and the foreign exchange rate of the U.S. dollar to ruble was 1:32.2. If the U.S. dollar exchange rate were to strengthen by ten percent against these foreign currencies, we would recognize foreign exchange losses of $2.6 million in Canada and $6,000 in the Russian Federation.

Floating Interest Rate Risk

The New Credit Agreement contains a floating interest rate, which subjects us to the risk of increased interest costs associated with any upward movements in bank market interest rates. Under the New Credit Agreement our borrowing interest rate is a LIBOR based rate plus 250-350 basis points. As of December 31, 2011, we had no borrowings under the New Credit Agreement.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of December 31, 2011 of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2011.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the Risk Factors disclosure included in our Annual Report on Form 10-K for the year ended September 30, 2011 filed with the SEC on December 9, 2011.

Item 6. Exhibits

The following exhibits are filed with this Report on Form 10-Q.

10.1	OYO Geospace Corporation Fiscal Year 2012 Bonus Plan.

31.1	Certification of the Company's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company's Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company's Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data file.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OYO GEOSPACE CORPORATION

Date: February 2, 2012	By:	/s/ Gary D. Owens
Gary D. Owens, Chairman of the Board
President and Chief Executive Officer
(duly authorized officer)

Date: February 2, 2012	By:	/s/ Thomas T. McEntire
Thomas T. McEntire
Vice President, Chief Financial Officer,
(principal financial officer) and Secretary