Form 10-Q
period 2012-03-31
OYO GEOSPACE CORP
filed 2012-05-04
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2012

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

There were 6,372,830 shares of the Registrant’s Common Stock outstanding as of the close of business on April 30, 2012.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2012	September 30, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$44,150	$31,388
Short-term investments	4,968	4,926
Trade accounts receivable, net	34,264	19,761
Current portion of notes receivable, net	1,594	2,100
Inventories, net	69,210	72,390
Deferred income tax assets	6,572	6,356
Other current assets	2,437	5,660

Total current assets	163,195	142,581

Rental equipment, net	26,466	11,945
Property, plant and equipment, net	34,508	34,692
Patents, net	199	319
Goodwill	1,843	1,843
Non-current deferred income tax assets	284	505
Non-current notes receivable, net	2,698	3,706
Prepaid income taxes	3,709	979
Other assets	211	231

Total assets	$233,113	$196,801

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable trade	$11,816	$5,042
Accrued expenses and other current liabilities	11,581	11,384
Deferred revenue	5,447	774
Deferred income tax liabilities	—	82
Income tax payable	3,093	399

Total current liabilities	31,937	17,681

Non-current deferred income tax liability	2,423	2,107

Total liabilities	34,360	19,788

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock	64	64
Additional paid-in capital	58,852	57,446
Retained earnings	139,449	119,333
Accumulated other comprehensive income	388	170

Total stockholders’ equity	198,753	177,013

Total liabilities and stockholders’ equity	$233,113	$196,801

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Sales	$56,233	$50,696	$99,514	$93,797
Cost of sales	31,173	29,012	53,796	53,020

Gross profit	25,060	21,684	45,718	40,777

Operating expenses:
Selling, general and administrative	4,911	5,308	9,646	9,750
Research and development	3,509	3,225	6,398	6,165
Bad debt expense	168	103	604	33

Total operating expenses	8,588	8,636	16,648	15,948

Gain on disposal of equipment	—	—	—	16

Income from operations	16,472	13,048	29,070	24,845

Other income (expense):
Interest expense	(43)	—	(43)	(43)
Interest income	176	67	443	129
Foreign exchange gains (losses)	171	(94)	293	46
Other, net	47	(17)	(8)	(37)

Total other income (expense), net	351	(44)	685	95

Income before income taxes	16,823	13,004	29,755	24,940
Income tax expense	5,392	4,302	9,639	8,025

Net income	$11,431	$8,702	$20,116	$16,915

Basic earnings per share	$1.80	$1.41	$3.16	$2.75

Diluted earnings per share	$1.78	$1.38	$3.13	$2.70

Weighted average shares outstanding—Basic	6,363,146	6,166,290	6,357,678	6,142,197

Weighted average shares outstanding—Diluted	6,430,390	6,297,254	6,419,780	6,265,181

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Net income	$11,431	$8,702	$20,116	$16,915
Other comprehensive income:
Change in unrealized gain on available-for-sale securities	10	—	15	—
Foreign currency translations adjustments	712	720	203	684

Comprehensive income	$12,153	$9,422	$20,334	$17,599

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended	Six Months Ended
	March 31, 2012	March 31, 2011
Cash flows from operating activities:
Net income	$20,116	$16,915
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense (benefit)	5	(1,288)
Depreciation	4,810	3,532
Amortization	120	158
Accretion of discounts on securities available-for-sale	73	—
Stock-based compensation expense	376	374
Bad debt expense	604	33
Inventory obsolescence reserve	1,125	2,373
Gross profit from the sale of used rental equipment	(7,301)	(713)
Gain on disposal of property, plant and equipment	—	(16)
Realized loss on short-term investments	1	—
Effects of changes in operating assets and liabilities:
Trade accounts and notes receivable	(13,435)	(15,214)
Inventories	2,068	(14,028)
Other current assets	3,227	734
Accounts payable	6,772	10,578
Accrued expenses and other	34	(1,156)
Deferred revenue	4,674	128
Income taxes payable	2,680	1,651
Prepaid income taxes	(2,730)	1,370

Net cash provided by operating activities	23,219	5,431

Cash flows from investing activities:
Purchase of property and equipment	(1,672)	(2,907)
Proceeds from sale of property and equipment	—	1
Investment in rental equipment	(22,191)	(8,568)
Proceeds from sale of used rental equipment	12,451	867
Purchase of short-term investments	(1,025)	—
Proceeds from sale of short-term investments	950	—

Net cash used in investing activities	(11,487)	(10,607)

Cash flows from financing activities:
Principal payments on mortgage loans	—	(7,700)
Excess tax benefit from share-based compensation	425	1,688
Proceeds from exercise of stock options and other	605	1,433

Net cash provided by (used in) financing activities	1,030	(4,579)

Effect of exchange rate changes on cash	—	330

Increase (decrease) in cash and cash equivalents	12,762	(9,425)
Cash and cash equivalents, beginning of period	31,388	33,453

Cash and cash equivalents, end of period	$44,150	$24,028

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet of OYO Geospace Corporation and its subsidiaries (the “Company”) at September 30, 2011 was derived from the Company’s audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 2012 and the consolidated statements of operations and statements of comprehensive income for the three and six months ended March 31, 2012 and 2011, and the consolidated statements of cash flows for the six months ended March 31, 2012 and 2011 were prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows were made. The results of operations for the three and six months ended March 31, 2012 are not necessarily indicative of the operating results for a full year or of future operations.

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

Occasionally seismic customers are not able to take immediate delivery of products which were specifically manufactured to the customer’s specifications. These occasions generally occur when customers face logistical issues such as project delays or delays with their seismic crew deployment. In these instances, customers have asked the Company to hold the equipment for a short period of time until they can take physical delivery of the product (referred to as “bill and hold” arrangements). The Company considers the following criteria for recognizing revenue when delivery has not occurred:

•	Whether the risks of ownership have passed to the customer,

•	Whether we have obtained a fixed commitment to purchase the goods in writing from the customer,

•	Whether the customer requested that the transaction be on a bill and hold basis and the Company received that request in writing,

•	Whether the customer has a substantial business purpose for ordering the goods on a bill and hold basis,

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

•	Whether there is a fixed schedule for delivery of the product,

•	Whether the Company has any specific performance obligations such that the earning process is not complete,

•	Whether the equipment is segregated from its other inventory and not subject to being used to fill other orders, and

•	Whether the equipment is complete and ready for shipment.

The Company does not modify its normal billing and credit terms for these types of sales. As of March 31, 2012 and 2011, there were no sales under bill and hold arrangements.

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

Product Warranties

The Company offers a standard product warranty obligating it to repair or replace equipment with manufacturing defects. The Company maintains a reserve for future warranty costs based on historical experience or, in the absence of historical product experience, management’s estimates. Changes in the warranty reserve are reflected in the following table (in thousands):

Balance at the beginning of the period (October 1, 2011)	$2,123
Accruals for warranties issued during the period	905
Settlements made (in cash or in kind) during the period	(928)

Balance at the end of the period (March 31, 2012)	$2,100

Subsequent Events

The Company evaluates events and transactions that occur after the balance sheet date but before the financial statements are issued. The Company evaluated such events and transactions through the date the financial statements were filed electronically with the Securities and Exchange Commission.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2. Short-term Investments

	As of March 31, 2012 (in thousands)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate	$4,038	$5	$—	$4,043
Government	924	1	—	925

Total	$4,962	$6	$—	$4,968

Accumulated other comprehensive income reflected on the balance sheet at March 31, 2012 includes unrealized gains (net of tax) of $15,000.

3. Fair Value of Financial Instruments

At March 31, 2012, the Company’s financial instruments included cash and cash equivalents, short-term investments, trade and notes receivables, other current assets, accounts payable and other current liabilities. Due to the short-term maturities of cash and cash equivalents, trade and other receivables, other current assets, accounts payable and other current liabilities, the carrying amounts approximate fair value on the respective balance sheet dates.

The Company measures short-term investments at fair value on a recurring basis. The fair value measurement of the Company’s short-term investments was determined using the following inputs:

	As of March 31, 2012 (in thousands)
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)
Short-term investments:
Corporate bonds	$4,039	$4,039	$—	$—
Government bonds	929	929	—	—
Foreign currency forward contract	(148)	—	(148)	—

Total	$4,820	$4,968	$(148)	$—

Investments in corporate and government bonds classified as available-for-sale are measured using the quoted market prices (Level 1) as of March 31, 2012.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4. Derivative Financial Instruments

At March 31, 2012, the Company’s Canadian subsidiary had $20.7 million of U.S. dollar denominated intercompany accounts payable owed to the Company’s U.S. subsidiaries. In order to mitigate its exposure to movements in foreign currency rates between the U.S. dollar and Canadian dollar, the Company entered into a $14.0 million foreign currency forward contract to hedge a portion of the Canadian subsidiary’s U.S. dollar denominated debt. This contract reduces the impact on cash flows from movements in the Canadian dollar/U.S. dollar currency exchange rate. The Company entered into this contract during its second fiscal quarter ended March 31, 2012. At March 31, 2012, the Company had accrued unrealized foreign exchange losses of $0.1 million under this contract.

The following table summarizes the gross fair value of all derivative instruments, which are not designated as hedging instruments and their location in the Consolidated Balance Sheets:

(In thousands)
Liability Derivatives
Derivative Instrument	Location	March 31, 2012	September 30, 2011
Foreign Currency Exchange Contracts	Accrued Expenses	148	—

		$148	$—

The following table summarizes the impact of the Company’s derivatives on the condensed consolidated financial statements of operations for the three and six month periods ended March 31, 2012 and 2011:

		Amount of (Loss) Gain Recognized in Income (In thousands)
Derivative	Location of (Loss) Gain on Derivative	Three Months Ended March 31,		Six Months Ended March 31,
Instrument	Instrument	2012	2011	2012	2011
Foreign Currency Exchange Contracts	Other Income (Expense)	$(148)	$—	$(148)	$—

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5. Earnings Per Common Share

The following table summarizes the calculation of net earnings and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings per share (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Net earnings available to common stockholders	$11,431	$8,702	$20,116	$16,915

Weighted average number of common share equivalents:
Common shares used in basic earnings per share	6,363,146	6,166,290	6,357,678	6,142,197
Common share equivalents outstanding related to stock options	67,244	130,964	62,102	122,984

Total weighted average common shares and common share equivalents used in diluted earnings per share	6,430,390	6,297,254	6,419,780	6,265,181

Basic earnings per common share	$1.80	$1.41	$3.16	$2.75

Diluted earnings per common share	$1.78	$1.38	$3.13	$2.70

There were no stock options excluded from the computation of weighted average shares outstanding due to antidilution.

6. Trade Accounts and Notes Receivable

Current trade accounts are reflected in the following table (in thousands):

	March 31, 2012	September 30, 2011
Trade accounts receivable	$35,236	$20,172
Allowance for doubtful accounts	(972)	(411)

	$34,264	$19,761

The allowance for doubtful accounts represents the Company’s best estimate of probable credit losses. The Company determines the allowance based upon historical experience and a review of its balances. Accounts receivable balances are charged off against the allowance whenever it is probable that the receivable will not be recoverable.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Current notes receivable are reflected in the following table (in thousands):

	March 31, 2012	September 30, 2011
Current notes receivable	$1,594	$2,100
Allowance for doubtful notes	—	—

	$1,594	$2,100

Non-current notes receivable are reflected in the following table (in thousands):

	March 31, 2012	September 30, 2011
Non-current notes receivable	$2,698	$3,706
Allowance for doubtful notes	—	—

	$2,698	$3,706

7. Inventories

Inventories consist of the following (in thousands):

	March 31, 2012	September 30, 2011
Finished goods	$21,297	$20,430
Work-in-process	13,983	14,255
Raw materials	44,537	47,257
Obsolescence reserve	(10,607)	(9,552)

	$69,210	$72,390

The Company’s reserve for slow moving and obsolete inventories is analyzed and adjusted periodically to reflect the Company’s best estimate of the net realizable value of such inventories.

During the six months ended March 31, 2012 and 2011, the Company made non-cash transfers of $13,000 and $0.1 million, respectively, of inventories to its rental equipment fleet.

8. Segment Information

The Company evaluates financial performance based on two business segments: Seismic and Thermal Solutions. The Seismic product lines currently consist of data acquisition systems, geophones and hydrophones, including multi-component geophones and hydrophones, seismic leader wire, geophone string connectors, seismic telemetry cable, high definition reservoir characterization products and services, marine seismic cable retrieval devices, offshore cables and industrial products. Thermal Solutions products include thermal printers, thermal printheads and dry thermal film and other media. The Company sells these products to a variety of markets, including the screen print, point of sale, signage and textile market sectors. The Company also sells Thermal Solutions products to its seismic customers.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table summarizes the Company’s segment information (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Net sales:
Seismic	$52,669	$47,152	$92,868	$86,627
Thermal solutions	3,364	3,353	6,245	6,776
Corporate	200	191	401	394

Total	$56,233	$50,696	$99,514	$93,797

Income (loss) from operations:
Seismic	$18,718	$15,830	$33,549	$29,725
Thermal solutions	324	(65)	447	91
Corporate	(2,570)	(2,717)	(4,926)	(4,971)

Total	$16,472	$13,048	$29,070	$24,845

9. Credit Agreement

On March 2, 2011, the Company entered into a new credit agreement (as amended, the “Credit Agreement”) with a bank. Under the Credit Agreement, the Company can borrow up to $25.0 million principally secured by its accounts receivable, inventories and equipment. In addition, certain domestic subsidiaries of the Company have guaranteed the obligations of the Company under the Credit Agreement and such subsidiaries have secured the obligations by the pledge of certain of the assets of such subsidiaries. The Credit Agreement expires on March 2, 2014. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial ratios, restricts the Company and its subsidiaries’ ability to pay dividends and contains other covenants customary in agreements of this type. The interest rate for borrowings under the Credit Agreement is a LIBOR based rate with a margin spread of 250-350 basis points depending upon the maintenance of certain ratios. At March 31, 2012, the Company was in compliance with all covenants. At March 31, 2012, there were no borrowings outstanding under the Credit Agreement, standby letters of credit outstanding in the amount of $2.0 million and additional borrowings available of $23.0 million. On April 24, 2012 the Company amended the Credit Agreement, effective as of March 31, 2012, to remove investments in rental equipment from the calculation of capital expenditures as applied in determining the satisfaction of our cash flow coverage ratio covenant under the Credit Agreement.

10. Income Taxes

The United States statutory tax rate for the three and six months ended March 31, 2012 and 2011 was 35%. The Company’s effective tax rates for the three months ended March 31, 2012 and 2011 were 32.1% and 33.1%, respectively. The Company’s effective tax rates for the six months ended March 31, 2012 and 2011 were 32.4% and 32.2%, respectively. Compared to the United States statutory rate, the Company’s lower effective tax rates for each of the periods ended March 31, 2012 and 2011 primarily resulted from a manufacturers’/producers’ deduction available to U.S. manufacturers. The United States Congress has not extended the research and experimentation tax credit to periods beyond calendar year 2011. As a result, the Company cannot recognize such tax credits beyond the first fiscal quarter ended December 31, 2011.

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

Business Overview

OYO Geospace Corporation is a Delaware corporation incorporated on September 27, 1994. Unless otherwise specified, the discussion in this Quarterly Report on Form 10-Q refers to OYO Geospace Corporation and its subsidiaries. We design and manufacture instruments and equipment used in the acquisition and processing of seismic data as well as in the characterization and monitoring of producing oil and gas reservoirs. Demand for our products has been, and will likely continue to be, vulnerable to downturns in the economy and the oil and gas industry in general. There was substantial volatility in oil and natural gas prices during fiscal years 2008 and 2009, and while crude oil prices strengthened during most of fiscal years 2010 and 2011, natural gas prices in North America have declined significantly in recent months. For more information, please refer to the risks discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

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

Wireless Seismic Exploration Products

During fiscal year 2008, we announced the development of a land-based wireless (or nodal) seismic data acquisition system. Each wireless station operates independently and therefore can be deployed in virtually unlimited channel configurations. Rather than utilizing interconnecting cables as required by most traditional land data acquisition systems, each wireless station operates as an independent data collection system. As a result, our wireless system requires less maintenance, which we believe allows our customers to operate more effectively and efficiently because of its reduced environmental impact, lower weight and ease of operation. Our wireless system is designed into configurations ranging from one to four channels per station. Since its introduction and through March 31, 2012, we sold approximately 114,000 wireless channels and had approximately 55,000 wireless channels available for rent. We may increase our rental fleet further pending additional demand by our customers.

In October 2009, we introduced a marine-based wireless seismic data acquisition system. Similar to our land wireless system, the marine wireless system can be deployed in virtually unlimited channel configurations and does not require interconnecting cables between each station. Our deepwater versions of this marine wireless system can be deployed in depths of up to 3,000 meters.

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

Consolidated Results of Operations

We report and evaluate financial information for two segments: Seismic and Thermal Solutions. Summary financial data by business segment follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Seismic
Traditional exploration product revenues	$22,231	$21,735	$36,233	$38,111
Wireless exploration product revenues	21,470	16,167	39,345	33,825
Reservoir product revenues	5,015	6,892	10,430	10,347
Industrial product sales	3,953	2,358	6,860	4,344

Total seismic sales	52,669	47,152	92,868	86,627
Operating income	18,718	15,830	33,549	29,725

Thermal Solutions
Net sales	3,364	3,353	6,245	6,776
Operating income (loss)	324	(65)	447	91

Corporate
Net sales	200	191	401	394
Operating loss	(2,570)	(2,717)	(4,926)	(4,971)

Consolidated Totals
Net sales	56,233	50,696	99,514	93,797
Operating income	16,472	13,048	29,070	24,845

Overview

Three months and six ended March 31, 2012 compared to three and six months ended March 31, 2011

Consolidated sales for the three months ended March 31, 2012 increased by $5.5 million, or 10.9%, from the corresponding period of the prior fiscal year. Consolidated sales for the six months ended March 31, 2012 increased by $5.7 million, or 6.1%, from the corresponding period of the prior fiscal year. This increase reflects stronger levels of sales and rentals for our seismic products.

Consolidated gross profit for the three months ended March 31, 2012 increased by $3.4 million, or 15.6%, from the corresponding period of the prior fiscal year. Consolidated gross profit for the six months ended March 31, 2012 increased by $4.9 million, or 12.1%, from the corresponding period of the prior fiscal year. This increase in gross profit resulted from increased consolidated sales and improved factory productivity due to increased production output, including the production of new rental equipment.

Consolidated operating expenses for the three months ended March 31, 2012 decreased by $48,000, or 0.6%, from the corresponding period of the prior fiscal year. Consolidated operating expenses for the six months ended March 31, 2012 increased by $0.7 million, or 4.4%, from the corresponding period of the prior fiscal year. The increase in operating expenses for the six months ended March 31, 2012 resulted from a $0.6 million increase in bad debt expenses due to the aging of certain customer accounts receivable, and from a $0.7 million increase in incentive compensation expenses resulting from our increased pretax earnings. Such expense increases were partially offset by various reductions in other areas.

Other income (expense) for the three months ended March 31, 2012 increased by $0.4 million from the corresponding period of the prior fiscal year. Other income (expense) for the six months ended March 31, 2012 increased by $0.6 million from the corresponding period of the prior fiscal year. The increase in other income for both periods primarily resulted from higher levels of interest income and foreign exchange gains. The gains related to foreign exchange were partially offset by an unrealized loss on a foreign currency forward contract.

The United States statutory tax rate for the three months ended March 31, 2012 and 2010 was 35%. The effective tax rates for the three months ended March 31, 2012 and 2011 were 32.1% and 33.1%, respectively. The effective tax rates for the six months ended March 31, 2012 and 2011 were 32.4% and 32.2%, respectively. Compared to the United States statutory rate, the lower effective tax rates for each of the periods ended March 31, 2012 and 2011 primarily resulted from a manufacturers’/producers’ deduction available to U.S. manufacturers. The United States Congress has not extended the research and experimentation tax credit to periods beyond calendar year 2011. As a result, we cannot recognize such tax credits beyond the first fiscal quarter ended December 31, 2011.

Seismic Products

Net Sales

Sales of our seismic products for the three months ended March 31, 2012 increased by $5.5 million, or 11.7%, from the corresponding period of the prior fiscal year. Sales of our seismic products for the six months ended March 31, 2012 increased by $6.2 million, or 7.2%, from the corresponding period of the prior fiscal year. The components of this increase include the following:

•

Traditional Product Sales and Rentals – For the three months ended March 31, 2012, revenues from our traditional products increased $0.5 million, or 2.3%, from the corresponding period of the prior fiscal year. This increase primarily resulted from increased sales and rentals of geophones, including increased sales and rentals from our Russian and Canadian subsidiaries, respectively. For the six months ended March 31, 2012, revenues from our traditional products decreased $1.9 million, or 4.9%, from the corresponding period of the prior fiscal year. This decline in revenues resulted from reduced shipments of geophones and marine products, and was partially offset by increased rental revenues.

•

Wireless Product Sales and Rentals – For the three months ended March 31, 2012, revenues from our wireless products increased by $5.3 million, or 32.8%, from the corresponding period of the prior fiscal year. For the six months ended March 31, 2012, revenues from our wireless products increased by $5.5 million, or 16.3%, from the corresponding period of the prior fiscal year. The increase in revenues for both periods is due to increasing customer demand for sales and rentals of our wireless data acquisition system.

•

Reservoir Product Sales, Rentals and Services – For the three months ended March 31, 2012, revenues from our reservoir products decreased $1.9 million, or 27.2%, from the corresponding period of the prior year. For the six months ended March 31, 2012, revenues from our reservoir products increased $0.1 million, or 0.8%, from the corresponding period of the prior year. Revenues from these products, which primarily include our seismic borehole tools, have historically been erratic quarter-to-quarter and are expected to continue this trend in the future. Recent reductions in North American natural gas prices and the resulting reduction in natural gas exploration and hydraulic fracturing activities could negatively impact future sales and rentals of our seismic borehole tools in the North American market.

•

Industrial Product Sales – For the three months ended March 31, 2012, sales of our industrial, or non-seismic, products increased $1.6 million, or 67.6%, from the corresponding period of the prior fiscal year. For the six months ended March 31, 2012, sales of these products increased $2.5 million, or 57.9%, from the corresponding period of the prior fiscal year. This increase was primarily driven by increased shipments of industrial sensor, specialty cable and offshore cable products.

The rate of new customer orders for our seismic products, especially large orders for our wireless, marine, borehole and subsea reservoir products, generally occur irregularly thereby making it difficult for us to predict our sales and production levels each quarter. Furthermore, product shipping dates are generally determined by our customers and are not at our discretion. As a result, these factors have caused past sales of our seismic products to be unpredictable, or “lumpy,” and we expect this trend to continue into the future.

Operating Income

Our operating income associated with sales of our seismic products for the three months ended March 31, 2012 increased by $2.9 million, or 18.2%, from the corresponding period of the prior fiscal year. Our operating income associated with sales of our seismic products for the six months ended March 31, 2012 increased by $3.8 million, or 12.9%, from the corresponding period of the prior fiscal year. The higher level of operating income resulted from increased product sales and rentals and improved factory productivity due to increased production output, including the production of new wireless rental equipment.

Thermal Solutions Products

Net Sales

Sales of our thermal solutions products for the three months ended March 31, 2012 increased by $11,000, or 0.3%, from the corresponding period of the prior fiscal year. Sales of our thermal solutions products for the six months ended March 31, 2012 decreased by $0.5 million, or 7.9%, from the corresponding period of the prior fiscal year. This decrease was primarily due to decreased sales of thermal imaging equipment. We consider this decrease in sales to be normal due to recurring fluctuations in product sales volume and not associated with any long-term trend.

Operating Income

Our operating income associated with sales of our thermal solutions products for the three months ended March 31, 2012 increased $0.4 million, or 598.5%, from the corresponding period of the prior fiscal year. Our operating income associated with sales of our thermal solutions products for the six months ended March 31, 2012 increased $0.4 million, or 391.2%, from the corresponding period of the prior fiscal year. The increase in operating income for both periods resulted from improved gross profits due to lower product costs and lower levels of inventory obsolescence expense.

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

Upon reaching the five percent pretax return threshold, an incentive compensation accrual will be established equal to 15.3 percent of the amount of any consolidated pretax profits above the five percent pretax return threshold. The maximum aggregate bonus available under the program for fiscal year 2012 is $4.8 million. For the three months ended March 31, 2012 and 2011, we accrued $2.6 million and $1.7 million, respectively, of incentive compensation expense. For the six months ended March 31, 2012 and 2011, we accrued $4.6 million and $3.5 million, respectively, of incentive compensation expense.

Liquidity and Capital Resources

At March 31, 2012, we had approximately $44.2 million in cash and cash equivalents. For the six months ended March 31, 2012, we generated approximately $23.2 million of cash from operating activities. Sources of cash generated in our operating activities resulted from net income of $20.1 million. Additional sources of cash included net non-cash charges of $7.1 million for deferred income taxes, depreciation, amortization, accretion, stock-based compensation, inventory obsolescence and bad debts. Other sources of cash included (i) a $6.8 million increase in accounts payable due to increases in our rental equipment fleet and the timing of payments to our vendors, (ii) a $4.7 million increase in deferred revenue due to the collection of advanced payments from our customers, (iii) a $3.2 million decrease in the amount of income tax deposits and other current assets, (iv) a $2.7 million increase in income tax payable resulting from the timing of our income taxes payments and (v) a $2.1 million decrease in inventories resulting from product sales and the utilization of inventories to produce seismic rental equipment. These sources of cash were offset by (i) a $13.4 million increase in trade accounts and notes receivable primarily resulting from increased sales and the timing of cash collections, (ii) a $7.3 million adjustment to transfer gross profits from rental equipment sales to investing activities since such transactions involve the sale of long-lived assets and (iii) a $2.7 million increase in prepaid income taxes related to intercompany sales.

Throughout fiscal years 2009 and 2010, we made substantial efforts to reduce our inventory levels in order to meet declining levels of product demand for our traditional seismic products and to generate cash flows to reduce our indebtedness. Due to the relatively low levels of inventories at the outset of fiscal year 2011 and the significant demand for new products like our wireless data acquisition system and our intention to establish and increase our rental fleet of wireless data acquisition equipment, we strategically increased our inventories since that time and may continue to do so in the future. We continue to be subject to high levels of inventory obsolescence expense for our older and slower moving products, and we are giving substantial attention to the management of our inventories in this area.

For the six months ended March 31, 2012, we used approximately $11.5 million of cash in investing activities. The primary use of cash in investing activities was $23.9 million for our capital expenditures, including $22.2 million to expand our rental equipment fleet. This use of cash was partially offset by $12.5 million of proceeds from the sale of used rental equipment. Due to high customer demand for our wireless rental equipment, we estimate that our total capital expenditures in fiscal year 2012 could be approximately $32 million or more. We expect these capital expenditures will be financed from our cash on hand, internal cash flow, rental equipment sales proceeds and/or from borrowings under our Credit Agreement.

For the six months ended March 31, 2012, we generated approximately $1.0 million of cash in financing activities. The cash generated resulted from cash proceeds received from the exercise of stock options and associated tax benefit related to such exercised stock options.

On March 2, 2011, we entered into a new credit agreement (as amended, the “Credit Agreement”) with a bank. Under the Credit Agreement, we can borrow up to $25.0 million principally secured by our accounts receivable, inventories and equipment. In addition, certain of our domestic subsidiaries have guaranteed our obligations under the Credit Agreement and such subsidiaries have secured the obligations by the pledge of certain of the assets of such subsidiaries. The Credit Agreement expires on March 2, 2014. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial ratios, restricts us and our subsidiaries’ ability to pay dividends and contains other covenants customary in agreements of this type. The interest rate for borrowings under the Credit Agreement is a LIBOR based rate with a margin spread of 250-350 basis points depending upon the maintenance of certain ratios. At March 31, 2012, the interest rate was 2.7%. At March 31, 2012, there were no borrowings outstanding under the Credit Agreement, standby letters of credit outstanding in the amount of $2.0 million and additional borrowings available of $23.0 million. For more information about the restrictive covenants imposed on us by the Credit Agreement, please see “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. On April 24, 2012 we amended the Credit Agreement, effective as of March 31, 2012, to remove investments in rental equipment from the calculation of capital expenditures as applied in determining the satisfaction of our cash flow coverage ratio covenant under the Credit Agreement.

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

Occasionally, our seismic customers are not able to take immediate delivery of products which were specifically manufactured to the customer’s specifications. These occasions generally occur when customers face logistical issues such as project delays or with their seismic crew deployment. In these instances, our customers have asked us to hold the equipment for a short period of time until they can take physical delivery of the product (referred to as “bill and hold” arrangements). We consider the following criteria for recognizing revenue when delivery has not occurred:

•	Whether the risks of ownership have passed to the customer,

•	Whether we have obtained a fixed commitment to purchase the goods in writing from the customer,

•	Whether the customer requested that the transaction be on a bill and hold basis and we received that request in writing,

•	Whether the customer has a substantial business purpose for ordering the goods on a bill and hold basis,

•	Whether there is a fixed schedule for delivery of the product,

•	Whether we have any specific performance obligations such that the earning process is not complete,

•	Whether the equipment is segregated from our other inventory and not subject to being used to fill other orders, and

•	Whether the equipment is complete and ready for shipment.

We do not modify our normal billing and credit terms for these types of sales. As of March 31, 2012 and 2011, we had no sales under bill and hold arrangements.

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

Foreign Currency and Operations Risk

One of our wholly-owned subsidiaries, OYO-GEO Impulse, is located in the Russian Federation. Therefore, our financial results may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions in the Russian Federation or changes in its political climate. Our consolidated balance sheet at March 31, 2012 reflected approximately $6.9 million of net working capital related to OYO-GEO Impulse. For third-party transactions, OYO-GEO Impulse both receives its income and pays its expenses primarily in rubles. To the extent that transactions of OYO-GEO Impulse are settled in rubles, a devaluation of the ruble versus the U.S. dollar could reduce any contribution from OYO-GEO Impulse to our consolidated results of operations and total comprehensive income as reported in U.S. dollars. We do not hedge the market risk with respect to our operations in the Russian Federation; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of rubles versus U.S. dollars to the extent such disruptions result in any reduced valuation of OYO-GEO Impulse’s net working capital or future contributions to our consolidated results of operations. At March 31, 2012, the foreign exchange rate of the U.S. dollar to the ruble was 1:29.4. If the U.S. dollar versus ruble exchange rate were to decline by ten percent, our working capital could decline by $0.7 million.

Foreign Currency Intercompany Accounts

From time to time, we provide access to capital to our foreign subsidiaries through U.S. dollar denominated interest bearing promissory notes. Such funds are generally used by our foreign subsidiaries to purchase capital assets and for general working capital needs. In addition, we sell products to our foreign subsidiaries in U.S. dollars on trade credit terms. Because U.S. dollar denominated intercompany debts are accounted for in the local currency of our foreign subsidiaries, any appreciation or devaluation of such foreign currencies against the U.S. dollar will result in a gain or loss, respectively, to our consolidated statement of operations. At March 31, 2012, we had outstanding accounts receivable of $20.7 million from our Canadian subsidiary and, consequently, we recently entered into an agreement with a Canadian bank to hedge $14.0 million of this foreign exchange exposure, resulting in a net U.S. dollar denominated intercompany accounts payable exposure to the Canadian dollar of $6.7 million. At March 31, 2012, the foreign exchange rate of the U.S. dollar to the Canadian dollar was 1:1.0. If the U.S. dollar exchange rate were to strengthen by ten percent against the Canadian dollar, we would recognize a foreign exchange loss of $0.7 million at our Canadian subsidiary. At March 31, 2012, we had outstanding accounts receivable of $0.2 million from our subsidiary in the Russian Federation, and the U.S. dollar to ruble exchange rate was 1:29.4. If the U.S. dollar exchange rate were to strengthen by ten percent against the Russian ruble, we would recognize a foreign exchange loss of $17,000 at our Russian subsidiary.

Floating Interest Rate Risk

The Credit Agreement contains a floating interest rate, which subjects us to the risk of increased interest costs associated with any upward movements in bank market interest rates. Under the Credit Agreement our borrowing interest rate is a LIBOR based rate plus 250-350 basis points. As of March 31, 2012, we had no borrowings under the Credit Agreement.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of March 31, 2012 of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2012.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

OYO GEOSPACE CORPORATION

Date: May 4, 2012	By:	/s/ Gary D. Owens
Gary D. Owens, Chairman of the Board
President and Chief Executive Officer (duly authorized officer)

Date: May 4, 2012	By:	/s/ Thomas T. McEntire
Thomas T. McEntire, Vice President,
Chief Financial Officer and Secretary (principal financial officer)