Form 10-Q
period 2012-06-30
OYO GEOSPACE CORP
filed 2012-08-03
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2012

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

Yes  ☐    No  ☒

There were 6,375,080 shares of the Registrant’s Common Stock outstanding as of the close of business on July 30, 2012.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2012	September 30, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$48,706	$31,388
Short-term investments	18,930	4,926
Trade accounts receivable, net	24,326	19,761
Current portion of notes receivable, net	1,588	2,100
Inventories, net	70,636	72,390
Deferred income tax assets	6,774	6,356
Other current assets	2,065	5,660

Total current assets	173,025	142,581
Rental equipment, net	24,689	11,945
Property, plant and equipment, net	34,426	34,692
Patents, net	139	319
Goodwill	1,843	1,843
Non-current deferred income tax assets	439	505
Non-current notes receivable, net	2,196	3,706
Prepaid income taxes	3,144	979
Other assets	203	231

Total assets	$240,104	$196,801

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable trade	$5,602	$5,042
Accrued expenses and other current liabilities	15,232	11,384
Deferred revenue	5,404	774
Deferred income tax liabilities	21	82
Income tax payable	2,862	399

Total current liabilities	29,121	17,681
Non-current deferred income tax liabilities	2,198	2,107

Total liabilities	31,319	19,788

Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	64	64
Additional paid-in capital	59,130	57,446
Retained earnings	150,184	119,333
Accumulated other comprehensive income (loss)	(593)	170

Total stockholders’ equity	208,785	177,013

Total liabilities and stockholders’ equity	$240,104	$196,801

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Sales	$55,201	$46,368	$154,715	$140,165
Cost of sales	32,238	25,812	86,034	78,832

Gross profit	22,963	20,556	68,681	61,333
Operating expenses:
Selling, general and administrative	4,838	4,114	14,484	13,864
Research and development	2,800	2,820	9,198	8,985
Bad debt expense (recovery)	(279)	112	325	145

Total operating expenses	7,359	7,046	24,007	22,994

Gain (loss) on disposal of equipment	(3)	1	(3)	17

Income from operations	15,601	13,511	44,671	38,356

Other income (expense):
Interest expense	(76)	—	(119)	(43)
Interest income	118	37	561	166
Foreign exchange gains (losses)	(9)	(10)	284	36
Other, net	(47)	(2)	(55)	(39)

Total other income (expense), net	(14)	25	671	120

Income before income taxes	15,587	13,536	45,342	38,476
Income tax expense	4,851	4,329	14,491	12,354

Net income	$10,736	$9,207	$30,851	$26,122

Basic earnings per share	$1.68	$1.47	$4.85	$4.23

Diluted earnings per share	$1.67	$1.44	$4.80	$4.15

Weighted average shares outstanding - Basic	6,374,083	6,257,336	6,363,126	6,180,576

Weighted average shares outstanding - Diluted	6,441,224	6,375,156	6,426,185	6,293,804

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net income	$10,736	$9,207	$30,851	$26,122
Other comprehensive income:
Change in unrealized gains (losses) on available-for-sale securities	(9)	(2)	6	(2)
Foreign currency translation adjustments	(972)	192	(769)	876

Comprehensive income	$9,755	$9,397	$30,088	$26,996

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended June 30, 2012	Nine Months Ended June 30, 2011
Cash flows from operating activities:
Net income	$30,851	$26,122
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense (benefit)	69	(1,720)
Depreciation	7,172	5,130
Amortization	179	218
Accretion of discounts on securities available-for-sale	119	—
Stock-based compensation expense	555	551
Bad debt expense	325	145
Inventory obsolescence reserve	1,395	3,760
Gross profit from the sale of used rental equipment	(8,174)	(9,265)
Gain (loss) on disposal of property, plant and equipment	3	(17)
Realized loss on short-term investments	1	1
Effects of changes in operating assets and liabilities:
Trade accounts and notes receivable	(2,873)	1,296
Inventories	(1,261)	(29,085)
Other current assets	3,540	1,397
Accounts payable	567	7,172
Accrued expenses and other	2,572	4,979
Deferred revenue	4,683	(827)
Income taxes payable	2,461	2,938
Prepaid income taxes	(2,165)	(980)

Net cash provided by operating activities	40,019	11,815

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,049)	(3,525)
Proceeds from sale of property, plant and equipment	14	1
Investment in rental equipment	(24,593)	(13,264)
Proceeds from sale of used rental equipment	17,560	16,691
Purchase of short-term investments	(15,336)	(1,940)
Proceeds from sale of short-term investments	1,580	—

Net cash used in investing activities	(23,824)	(2,037)

Cash flows from financing activities:
Principal payments on mortgage loans	—	(7,700)
Excess tax benefit from share-based compensation	493	2,034
Proceeds from exercise of stock options and other	636	1,687

Net cash provided by (used in) financing activities	1,129	(3,979)

Effect of exchange rate changes on cash	(6)	(9)

Increase in cash and cash equivalents	17,318	5,790
Cash and cash equivalents, beginning of period	31,388	33,453

Cash and cash equivalents, end of period	$48,706	$39,243

The accompanying notes are an integral part of the consolidated financial statements.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet of OYO Geospace Corporation and its subsidiaries (the “Company”) at September 30, 2011 was derived from the Company’s audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 2012 and the consolidated statements of operations and statements of comprehensive income for the three and nine months ended June 30, 2012 and 2011, and the consolidated statements of cash flows for the nine months ended June 30, 2012 and 2011 were prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows were made. The results of operations for the three and nine months ended June 30, 2012 are not necessarily indicative of the operating results for a full year or of future operations.

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

Reclassifications

Certain amounts previously presented in the consolidated financial statements may have been reclassified to conform to the current year presentation. Such reclassifications had no effect on net income, stockholders’ equity or cash flows.

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

Short-term Investments

The Company classifies its short-term investments consisting of corporate bonds, government bonds and other such similar investments as available-for-sale securities. Available-for-sale securities are carried at fair market value with net unrealized holding gains and losses reported each period as a component of comprehensive income in stockholders’ equity. The Company’s short-term investments have contractual maturities ranging from August 2012 to November 2014. See note 2 for additional information.

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

The Company recognizes revenue when all of the following criteria are met:

•

Persuasive evidence of an arrangement exists. The Company operates under a purchase order/contract system for goods sold to customers, and under rental agreements for equipment rentals. These documents evidence that an arrangement exists.

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

The Company does not modify its normal billing and credit terms for these types of sales. As of June 30, 2012 and 2011, there were zero and $0.3 million, respectively, of sales under bill and hold arrangements.

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

Product Warranties

The Company offers a standard product warranty obligating it to repair or replace equipment with manufacturing defects. The Company maintains a reserve for future warranty costs based on historical experience or, in the absence of historical product experience, management’s estimates. Changes in the warranty reserve are reflected in the following table (in thousands):

Balance at the beginning of the period (October 1, 2011)	$2,123
Accruals for warranties issued during the period	1,225
Settlements made (in cash or in kind) during the period	(1,069)

Balance at the end of the period (June 30, 2012)	$2,279

Subsequent Events

The Company evaluates events and transactions that occur after the balance sheet date but before the financial statements are issued. The Company evaluated such events and transactions through the date the financial statements were filed electronically with the Securities and Exchange Commission.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2. Short-term Investments

	As of June 30, 2012 (in thousands)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate	$10,586	$—	$(12)	$10,574
Government	8,353	3	—	8,356

Total	$18,939	$3	$(12)	$18,930

Accumulated other comprehensive income reflected on the balance sheet at June 30, 2012 includes unrealized losses (net of tax) of $6,000.

3. Fair Value of Financial Instruments

At June 30, 2012, the Company’s financial instruments included cash and cash equivalents, short-term investments, trade and notes receivables, other current assets, accounts payable and other current liabilities. Due to the short-term maturities of cash and cash equivalents, trade and other receivables, other current assets, accounts payable and other current liabilities, the carrying amounts approximate fair value on the respective balance sheet dates.

The Company measures short-term investments at fair value on a recurring basis. The fair value measurement of the Company’s short-term investments was determined using the following inputs:

	As of June 30, 2012 (in thousands)
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)
Short-term investments:
Corporate bonds	$10,574	$10,574	$—	$—
Government bonds	8,356	8,356	—	—
Foreign currency forward contract	(137)	—	(137)	—

Total	$18,793	$18,930	$(137)	$—

Investments in corporate and government bonds classified as available-for-sale are measured using the quoted market prices (Level 1) as of June 30, 2012.

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4. Derivative Financial Instruments

Periodically the Company enters into foreign currency hedge arrangements. At June 30, 2012, the Company’s Canadian subsidiary had $14.3 million of U.S. dollar denominated intercompany accounts payable owed to the Company’s U.S. subsidiaries. In order to mitigate its exposure to movements in foreign currency rates between the U.S. dollar and Canadian dollar, the Company entered into a $14.0 million foreign currency forward contract to hedge a portion of the Canadian subsidiary’s U.S. dollar denominated debt. This contract reduces the impact on cash flows from movements in the Canadian dollar/U.S. dollar currency exchange rate. The Company entered into this contract during its third fiscal quarter ended June 30, 2012. At June 30, 2012, the Company had accrued unrealized foreign exchange losses of $0.1 million under this contract.

The following table summarizes the gross fair value of all derivative instruments, which are not designated as hedging instruments and their location in the Consolidated Balance Sheets:

(In thousands)
Liability Derivatives
Derivative Instrument	Location	June 30, 2012	September 30, 2011
Foreign Currency Exchange Contracts	Accrued Expenses	137	—

		$137	$—

The following table summarizes the impact of the Company’s derivatives on the condensed consolidated financial statements of operations for the three and six month periods ended June 30, 2012 and 2011:

	Location of (Loss) Gain on Derivative Instrument	Amount of (Loss) Gain Recognized in Income (In thousands)
Derivative Instrument		Three Months Ended June 30,		Nine Months Ended June 30,
		2012	2011	2012	2011
Foreign Currency Exchange Contracts	Other Income (Expense)	$285	$—	$137	$—

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5. Earnings Per Common Share

The following table summarizes the calculation of net earnings and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings per share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net earnings available to common stockholders	$10,736	$9,207	$30,851	$26,122

Weighted average number of common share equivalents:
Common shares used in basic earnings per share	6,374,083	6,257,336	6,363,126	6,180,576
Common share equivalents outstanding related to stock options	67,141	117,820	63,059	113,228

Total weighted average common shares and common share equivalents used in diluted earnings per share	6,441,224	6,375,156	6,426,185	6,293,804

Basic earnings per common share	$1.68	$1.47	$4.85	$4.23

Diluted earnings per common share	$1.67	$1.44	$4.80	$4.15

There were no stock options excluded from the computation of weighted average shares outstanding due to antidilution.

6. Trade Accounts and Notes Receivable

Current trade accounts are reflected in the following table (in thousands):

	June 30, 2012	September 30, 2011
Trade accounts receivable	$24,994	$20,172
Allowance for doubtful accounts	(668)	(411)

	$24,326	$19,761

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

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company provides long-term financing in the form of promissory notes when competitive conditions require such financing. Notes receivable bear interest and are generally collateralized by the products sold.

Notes receivable are reflected in the following table (in thousands):

	June 30, 2012	September 30, 2011

Notes receivable	$3,784	$5,806
Allowance for doubtful notes	—	—

	3,784	5,806
Less current portion	1,588	2,100

	$2,196	$3,706

7. Inventories

Inventories consist of the following (in thousands):

	June 30, 2012	September 30, 2011
Finished goods	$22,381	$20,430
Work-in-process	13,306	14,255
Raw materials	45,736	47,257
Obsolescence reserve	(10,787)	(9,552)

	$70,636	$72,390

The Company’s reserve for slow moving and obsolete inventories is analyzed and adjusted periodically to reflect the Company’s best estimate of the net realizable value of such inventories.

During the nine months ended June 30, 2012 and 2011, the Company made non-cash transfers of $0.9 million and $0.2 million, respectively, of inventories to its rental equipment fleet.

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

OYO GEOSPACE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table summarizes the Company’s segment information (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net sales:
Seismic	$51,708	$42,769	$144,576	$129,396
Thermal solutions	3,293	3,396	9,538	10,172
Corporate	200	203	601	597

Total	$55,201	$46,368	$154,715	$140,165

Income (loss) from operations:
Seismic	$17,713	$15,772	$51,262	$45,497
Thermal solutions	273	(287)	720	(196)
Corporate	(2,385)	(1,974)	(7,311)	(6,945)

Total	$15,601	$13,511	$44,671	$38,356

9. Credit Agreement

On March 2, 2011, the Company entered into a new credit agreement (as amended, the “Credit Agreement”) with a bank. Under the Credit Agreement, the Company can borrow up to $25.0 million principally secured by its accounts receivable, inventories and equipment. In addition, certain domestic subsidiaries of the Company have guaranteed the obligations of the Company under the Credit Agreement and such subsidiaries have secured the obligations by the pledge of certain of the assets of such subsidiaries. The Credit Agreement expires on March 2, 2014. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial ratios, restricts the Company and its subsidiaries’ ability to pay dividends and contains other covenants customary in agreements of this type. The interest rate for borrowings under the Credit Agreement is a LIBOR based rate with a margin spread of 250 to 350 basis points depending upon the maintenance of certain ratios. At June 30, 2012, the Company was in compliance with all covenants. At June 30, 2012, there were no borrowings outstanding under the Credit Agreement. There were standby letters of credit outstanding in the amount of $0.2 million and additional borrowings available of $24.8 million. On April 24, 2012 the Company amended the Credit Agreement, effective as of March 31, 2012, to remove investments in rental equipment from the calculation of capital expenditures as applied in determining the satisfaction of our cash flow coverage ratio covenant under the Credit Agreement.

10. Income Taxes

The United States statutory tax rate for the three and nine months ended June 30, 2012 and 2011 was 35%. The Company’s effective tax rates for the three months ended June 30, 2012 and 2011 were 31.1% and 32.0%, respectively. The Company’s effective tax rates for the nine months ended June 30, 2012 and 2011 were 32.0% and 32.1%, respectively. Compared to the United States statutory rate, the Company’s lower effective tax rates for each of the periods ended June 30, 2012 and 2011 primarily resulted from a manufacturers’/producers’ deduction available to U.S. manufacturers. The United States Congress has not extended the research and experimentation tax credit to periods beyond calendar year 2011. As a result, the Company cannot recognize such tax credits beyond the first fiscal quarter ended December 31, 2011.

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

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein, if any, contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “intend”, “expect”, “plan”, “budget”, “forecast”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue”, “evaluating” or similar words. Statements that contain these words should be read carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other forward-looking information. These forward-looking statements reflect our best judgment about future events and trends based on the information currently available to us. However, there will likely be events in the future that we are not able to predict or control. The factors listed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, as well as other cautionary language in such Annual Report on Form 10-K and this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this Quarterly Report on Form 10-Q could have a material adverse effect on our business, results of operations and financial position, and actual events and results of operations may vary materially from our current expectations. We assume no obligation to revise or update any forward-looking statement for any reason, except as required by law.

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

Wireless Seismic Exploration Products

During fiscal year 2008, we announced the development of a land-based wireless (or nodal) seismic data acquisition system. Each wireless station operates independently and therefore can be deployed in virtually unlimited channel configurations. Rather than utilizing interconnecting cables as required by most traditional land data acquisition systems, each wireless station operates as an independent data collection system. As a result, our wireless system requires less maintenance, which we believe allows our customers to operate more effectively and efficiently because of its reduced environmental impact, lower weight and ease of operation. Our wireless system is designed into configurations ranging from one to four channels per station. Since its introduction and through June 30, 2012, we sold approximately 144,000 wireless channels and had approximately 52,000 wireless channels available for rent. We may increase our rental fleet further pending additional demand by our customers.

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

Consolidated Results of Operations

We report and evaluate financial information for two segments: Seismic and Thermal Solutions. Summary financial data by business segment follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Seismic
Traditional exploration product revenues	$17,161	$16,146	$53,394	$54,257
Wireless exploration product revenues	28,899	20,530	68,244	54,355
Reservoir product revenues	1,859	3,203	12,289	13,550
Industrial product sales	3,789	2,890	10,649	7,234

Total seismic sales	51,708	42,769	144,576	129,396
Operating income	17,713	15,772	51,262	45,482
Thermal Solutions
Net sales	3,293	3,396	9,538	10,172
Operating income (loss)	273	(287)	720	(196)
Corporate
Net sales	200	203	601	597
Operating loss	(2,385)	(1,974)	(7,311)	(6,930)
Consolidated Totals
Net sales	55,201	46,368	154,715	140,165
Operating income	15,601	13,511	44,671	38,356

Overview

Three months and nine months ended June 30, 2012 compared to three months and nine months ended June 30, 2011

Consolidated sales for the three months ended June 30, 2012 increased by $8.8 million, or 19.0%, from the corresponding period of the prior fiscal year. Consolidated sales for the nine months ended June 30, 2012 increased by $14.6 million, or 10.4%, from the corresponding period of the prior fiscal year. This increase reflects greater demand for sales and rentals for our seismic products.

Consolidated gross profit for the three months ended June 30, 2012 increased by $2.4 million, or 11.7%, from the corresponding period of the prior fiscal year. Consolidated gross profit for the nine months ended June 30, 2012 increased by $7.3 million, or 12.0%, from the corresponding period of the prior fiscal year. This increase in gross profit resulted from increased consolidated sales. Gross profit margins for the three months ended June 30, 2012 were 41.6% compared to 44.3% for the corresponding period of the prior year. Gross profit margins for the nine months ended June 30, 2012 were 44.4% compared to 43.8% for the corresponding period of the prior year. The lower gross profit margins for the three months ended June 30, 2012 resulted from (i) a reduction in seismic reservoir product sales which generally yield higher gross profit margins, and (ii) an increase in sales of certain older components of our seismic rental equipment which yielded lower gross profit margins.

Consolidated operating expenses for the three months ended June 30, 2012 increased by $0.3 million, or 4.4%, from the corresponding period of the prior fiscal year. Consolidated operating expenses for the nine months ended June 30, 2012 increased by $1.0 million, or 4.4%, from the corresponding period of the prior fiscal year. The increase in operating expenses reflects higher incentive compensation expenses resulting from increased pretax profits, and other general increases associated with increased revenue.

Other income (expense) for the three months ended June 30, 2012 did not change materially from the corresponding period of the prior fiscal year. Other income (expense) for the nine months ended June 30, 2012 increased by $0.6 million from the corresponding period of the prior fiscal year. The increase in other income for the nine months ended June 30, 2012 primarily resulted from higher levels of interest income and foreign exchange gains. These amounts were partially offset by increased interest expense associated with our foreign currency forward contracts.

The United States statutory tax rate for the three and nine months ended June 30, 2012 and 2011 was 35%. The effective tax rates for the three months ended June 30, 2012 and 2011 were 31.1% and 32.0%, respectively. The effective tax rates for the nine months ended June 30, 2012 and 2011 were 32.0% and 32.1%, respectively. Compared to the United States statutory rate, the lower effective tax rates for each of the periods ended June 30, 2012 and 2011 primarily resulted from a manufacturers’/producers’ deduction available to U.S. manufacturers. The United States Congress has not extended the research and experimentation tax credit to periods beyond calendar year 2011. As a result, we cannot recognize such tax credits beyond the first fiscal quarter ended December 31, 2011.

Seismic Products

Net Sales

Sales of our seismic products for the three months ended June 30, 2012 increased by $8.9 million, or 20.9%, from the corresponding period of the prior fiscal year. Sales of our seismic products for the nine months ended June 30, 2012 increased by $15.2 million, or 11.7%, from the corresponding period of the prior fiscal year. The components of this increase include the following:

•

Traditional Product Sales and Rentals – For the three months ended June 30, 2012, revenues from our traditional products increased $1.0 million, or 6.3%, from the corresponding period of the prior fiscal year. This increase primarily resulted from increased sales and rentals of geophones, and the sale of certain geophone and cable rental equipment. For the nine months ended June 30, 2012, revenues from our traditional products decreased $0.9 million, or 1.6%, from the corresponding period of the prior fiscal year. This decline in revenues resulted from reduced shipments of marine products, and was partially offset by increased sales of geophones and connectors.

•

Wireless Product Sales and Rentals – For the three months ended June 30, 2012, revenues from our wireless products increased by $8.4 million, or 40.8%, from the corresponding period of the prior fiscal year. For the nine months ended June 30, 2012, revenues from our wireless products increased by $13.9 million, or 25.6%, from the corresponding period of the prior fiscal year. The increase in revenues for both periods resulted from the continued industry acceptance of our wireless systems in lieu of less efficient legacy cable-based systems.

•

Reservoir Product Sales, Rentals and Services – For the three months ended June 30, 2012, revenues from our reservoir products decreased $1.3 million, or 42.0%, from the corresponding period of the prior year. For the nine months ended June 30, 2012, revenues from our reservoir products decreased $1.3 million, or 9.3%, from the corresponding period of the prior year. Revenues from these products, which primarily include our seismic borehole tools, have historically been erratic quarter-to-quarter and are expected to continue this trend in the future. Recent reductions in North American natural gas prices and the resulting reduction in natural gas exploration and hydraulic fracturing activities could negatively impact future sales and rentals of our seismic borehole tools in the North American market.

•

Industrial Product Sales – For the three months ended June 30, 2012, sales of our industrial, or non-seismic, products increased $0.9 million, or 31.1%, from the corresponding period of the prior fiscal year. For the nine months ended June 30, 2012, sales of these products increased $3.4 million, or 47.2%, from the corresponding period of the prior fiscal year. This increase was primarily driven by increased shipments of offshore cable, industrial sensor and specialty cable products.

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

Operating Income

Our operating income associated with sales of our seismic products for the three months ended June 30, 2012 increased by $1.9 million, or 12.3%, from the corresponding period of the prior fiscal year. Our operating income associated with sales of our seismic products for the nine months ended June 30, 2012 increased by $5.8 million, or 12.7%, from the corresponding period of the prior fiscal year. The higher level of operating income resulted from increased sales and rentals of our wireless products.

Thermal Solutions Products

Net Sales

Sales of our thermal solutions products for the three months ended June 30, 2012 decreased by $0.1 million, or 3.0%, from the corresponding period of the prior fiscal year. Sales of our thermal solutions products for the nine months ended June 30, 2012 decreased by $0.6 million, or 6.2%, from the corresponding period of the prior fiscal year. This decrease was primarily due to decreased sales of thermal imaging equipment. We consider this decrease in sales to be normal due to recurring fluctuations in product sales volume and not associated with any long-term trend.

Operating Income

Our operating income associated with sales of our thermal solutions products for the three months ended June 30, 2012 increased $0.6 million, or 195.1%, from the corresponding period of the prior fiscal year. Our operating income associated with sales of our thermal solutions products for the nine months ended June 30, 2012 increased $0.9 million, or 467.4%, from the corresponding period of the prior fiscal year. The increase in operating income for both periods resulted from improved gross profits due to lower product costs and lower levels of inventory obsolescence expense.

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

Upon reaching the five percent pretax return threshold, an incentive compensation accrual is established equal to 15.3 percent of the amount of any consolidated pretax profits above the five percent pretax return threshold. The initial maximum aggregate bonus available under the program for fiscal year 2012 was $4.8 million. Under this program, for the nine months ended June 30, 2012 and 2011, we had accrued $4.8 million and $3.8 million, respectively, of incentive compensation expense.

In May 2011, our board of directors approved a 20 percent increase to the bonus pool if the Company achieves a specified level of pretax income for the fiscal year ending September 30, 2012. The Company achieved 100 percent of the pretax income target during its third quarter ended June 30, 2012, and, as a result, we increased the bonus pool to $5.7 million from $4.8 million during the third quarter ended June 30, 2012.

Liquidity and Capital Resources

At June 30, 2012, we had approximately $48.7 million in cash and cash equivalents. For the nine months ended June 30, 2012, we generated approximately $40.0 million of cash from operating activities. Sources of cash generated from our operating activities resulted from net income of $30.9 million. Additional sources of cash included net non-cash charges of $9.8 million from deferred income taxes, depreciation, amortization, accretion, stock-based compensation, inventory obsolescence and bad debts. Other sources of cash and changes in working capital included (i) a $4.7 million increase in deferred revenue due to the collection of advanced payments from our customers, (ii) $3.5 million decrease in the amount of income tax deposits and other current assets, (iii) a $2.6 million increase in accrued expenses and other primarily resulting from the full accrual of incentive compensation under the fiscal year 2012 incentive compensation plan, and (iv) a $2.5 million increase in income tax payable resulting from the timing of our income taxes. These sources of cash were offset by (i) an $8.2 million adjustment to transfer gross profits from rental equipment sales to investing activities since such transactions involve the sale of long-lived assets, (ii) a $2.9 million increase in trade accounts and notes receivable primarily resulting from increased sales and the timing of cash collections, (iii) a $2.2 million increase in prepaid income taxes related to intercompany sales and (iv) a $1.3 million increase in inventories in anticipation of future product orders.

For the nine months ended June 30, 2012, we used approximately $23.8 million of cash in investing activities. The primary use of cash in investing activities was $27.6 million for our capital expenditures, including $24.6 million to expand our rental equipment fleet. This use of cash was partially offset by $17.6 million of proceeds from the sale of used rental equipment. Due to high customer demand for our wireless rental equipment, we estimate that our total capital expenditures in fiscal year 2012 could be approximately $32 million or more. We expect these capital expenditures will be financed from our cash on hand, internal cash flow, rental equipment sales proceeds and/or from borrowings under our Credit Agreement. In addition to these capital transactions, we used $13.8 million of cash for net purchases of short-term investments.

For the nine months ended June 30, 2012, we generated approximately $1.1 million of cash in financing activities. The cash generated resulted from cash proceeds received from the exercise of stock options and associated tax benefit related to such exercised stock options.

On March 2, 2011, we entered into a new credit agreement (as amended, the “Credit Agreement”) with a bank. Under the Credit Agreement, we can borrow up to $25.0 million principally secured by our accounts receivable, inventories and equipment. In addition, certain of our domestic subsidiaries have guaranteed our obligations under the Credit Agreement and such subsidiaries have secured the obligations by the pledge of certain of the assets of such subsidiaries. The Credit Agreement expires on March 2, 2014. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial ratios, restricts us and our subsidiaries’ ability to pay dividends and contains other covenants customary in agreements of this type. The interest rate for borrowings under the Credit Agreement is a LIBOR based rate with a margin spread of 250 to 350 basis points depending upon the maintenance of certain ratios. At June 30, 2012, the interest rate was 2.7%. At June 30, 2012, there were no borrowings outstanding under the Credit Agreement. There were standby letters of credit outstanding in the amount of $0.2 million and additional borrowings available of $24.8 million. For more information about the restrictive covenants imposed on us by the Credit Agreement, please see “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. On April 24, 2012 we amended the Credit Agreement, effective as of June 30, 2012, to remove investments in rental equipment from the calculation of capital expenditures as applied in determining the satisfaction of our cash flow coverage ratio covenant under the Credit Agreement.

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

We do not modify our normal billing and credit terms for these types of sales. As of June 30, 2012 and 2011, we had zero and $0.3 million, respectively, of sales under bill and hold arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We have some market risk relative to sensitive instruments entered into for trading purposes and have only very limited risk as to arrangements entered into other than for trading purposes. We do not engage in commodity or commodity derivative instrument purchase or sales transactions. Because of the inherent unpredictability of foreign currency rates and interest rates, as well as other factors, actual results could differ materially from those projected in this Item.

Short-Term Investment Risk

Our short-term investments consisting of corporate bonds, government bonds and other similar investments are classified for accounting purposes as available-for-sale. If these short-term investments are not held to maturity, the proceeds obtained when the instruments are sold will be impacted by the current interest rates at the time they are sold.

Foreign Currency and Operations Risk

One of our wholly-owned subsidiaries, OYO-GEO Impulse, is located in the Russian Federation. Therefore, our financial results may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions in the Russian Federation or changes in its political climate. Our consolidated balance sheet at June 30, 2012 reflected approximately $5.9 million of net working capital related to OYO-GEO Impulse. For third-party transactions, OYO-GEO Impulse both receives its income and pays its expenses primarily in rubles. To the extent that transactions of OYO-GEO Impulse are settled in rubles, a devaluation of the ruble versus the U.S. dollar could reduce any contribution from OYO-GEO Impulse to our consolidated results of operations and total comprehensive income as reported in U.S. dollars. We do not hedge the market risk with respect to our operations in the Russian Federation; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of rubles versus U.S. dollars to the extent such disruptions result in any reduced valuation of OYO-GEO Impulse’s net working capital or future contributions to our consolidated results of operations. At June 30, 2012, the foreign exchange rate of the U.S. dollar to the ruble was 1:33.2. If the U.S. dollar versus ruble exchange rate were to decline by ten percent, our working capital could decline by $0.6 million.

Foreign Currency Intercompany Accounts

From time to time, we provide access to capital to our foreign subsidiaries through U.S. dollar denominated interest bearing promissory notes. Such funds are generally used by our foreign subsidiaries to purchase capital assets and for general working capital needs. In addition, we sell products to our foreign subsidiaries in U.S. dollars on trade credit terms. Because U.S. dollar denominated intercompany debts are accounted for in the local currency of our foreign subsidiaries, any appreciation or devaluation of such foreign currencies against the U.S. dollar will result in a gain or loss, respectively, to our consolidated statement of operations. At June 30, 2012, we had outstanding intercompany accounts receivable of $14.3 million from our Canadian subsidiary and, consequently, we recently entered into an agreement with a Canadian bank to hedge $14.0 million of this foreign exchange exposure, resulting in a net U.S. dollar denominated intercompany accounts payable exposure to the Canadian dollar of $0.3 million. At June 30, 2012, the foreign exchange rate of the U.S. dollar to the Canadian dollar was 1:1.0. If the U.S. dollar exchange rate were to strengthen by ten percent against the Canadian dollar, we would recognize a foreign exchange loss of $30,000 at our Canadian subsidiary. At June 30, 2012, we had outstanding accounts receivable of $0.2 million from our subsidiary in the Russian Federation, and the U.S. dollar to ruble exchange rate was 1:33.2. If the U.S. dollar exchange rate were to strengthen by ten percent against the Russian ruble, we would recognize a foreign exchange loss of $19,000 at our Russian subsidiary.

Floating Interest Rate Risk

The Credit Agreement contains a floating interest rate, which subjects us to the risk of increased interest costs associated with any upward movements in bank market interest rates. Under the Credit Agreement our borrowing interest rate is a LIBOR based rate plus 250 to 350 basis points. As of June 30, 2012, we had no borrowings under the Credit Agreement.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of June 30, 2012 of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2012.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the Risk Factors disclosure included in our amended Annual Report on Form 10-K for the year ended September 30, 2011 filed with the SEC on January 27, 2012.

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

OYO GEOSPACE CORPORATION

Date: August 3, 2012	By:	/s/ GARY D. OWENS
Gary D. Owens, Chairman of the Board President and Chief Executive Officer (duly authorized officer)

Date: August 3, 2012	By:	/s/ THOMAS T. MCENTIRE
Thomas T. McEntire, Vice President, Chief Financial Officer and Secretary (principal financial officer)