Form 10-K
period 2012-09-30
GEOSPACE TECHNOLOGIES CORP
filed 2012-12-12
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Fiscal Year Ended September 30, 2012

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 001-13601

GEOSPACE TECHNOLOGIES CORPORATION

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 12,827,516 shares of the Registrant’s Common Stock outstanding as of the close of business on December 4, 2012. As of March 31, 2012, the aggregate market value of the Registrant’s Common Stock held by non-affiliates was approximately $632 million (based upon the closing price of $52.67 (Effected for the 2-for-1 stock split) on March 31, 2012, as reported by The NASDAQ Global Market).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Registrant’s 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

PART I

Item 1. Business

Business Overview

Geospace Technologies Corporation is a Delaware corporation incorporated on September 27, 1994. Unless otherwise specified, the discussion in this Quarterly Report on Form 10-K refers to Geospace Technologies Corporation and its subsidiaries. We design and manufacture instruments and equipment used in the acquisition and processing of seismic data as well as in the characterization and monitoring of producing oil and gas reservoirs. Demand for our products has been, and will likely continue to be, vulnerable to downturns in the economy and the oil and gas industry in general. There was substantial volatility in oil and natural gas prices during fiscal years 2008 and 2009, and while crude oil prices have strengthened since that time, natural gas prices in North America have declined significantly and are currently at relatively low levels. For more information, please refer to the risks discussed under the heading “Risk Factors” for more information.

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

Products and Product Development

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

In order to take advantage of our existing cable manufacturing facilities and capabilities in Houston, we are designing and selling cable products to the offshore oil and gas and offshore construction industries. The production of offshore marine cables requires specialized design capabilities and manufacturing equipment. We also utilize these design capabilities and manufacturing equipment to produce deepwater reservoir characterization products. We are aggressively working to diversify our seismic product lines as well as utilizing our manufacturing capabilities to develop and produce products for use in other industries

Traditional Seismic Exploration Products

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

Wireless Seismic Exploration Products

During fiscal year 2008, we announced the development of a land-based wireless (or nodal) seismic data acquisition system. Each wireless station operates independently and therefore can be deployed in virtually unlimited channel configurations. Rather than utilizing interconnecting cables as required by most traditional land data acquisition systems, each wireless station operates as an independent data collection system. As a result, our wireless system requires less maintenance, which we believe allows our customers to operate more effectively and efficiently because of its reduced environmental impact, lower weight and ease of operation. Our wireless system is designed into configurations ranging from one to four channels per station. Since its introduction and through September 30, 2012, we sold approximately 158,000 wireless channels and had approximately 52,000 wireless channels available for rent. With the recent formation of a branch office in Bogota, Colombia and increasing demand for wireless rental equipment elsewhere in the world, we expect to increase the size of our wireless product rental fleet during fiscal year 2013.

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

In February 2012 we received an order from Shell Brasil Petróleo Ltda for a $14.9 million seabed seismic reservoir monitoring system which is expected to be delivered in the second quarter of fiscal year 2013. In November 2012 we received an order from Statoil for a $160 million seabed seismic reservoir monitoring system to be delivered over a three year period through fiscal year 2015 (the “Statoil Order”). As a result of these orders, we expect our future revenues from the sale of seismic reservoir products to increase significantly compared to historical sales levels.

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

Segment and Geographic Information

The Company evaluates financial performance based on two business segments: Seismic and Thermal Solutions. The Seismic product lines currently consist of geophones and hydrophones, including multi-component geophones and hydrophones, seismic leader wire, geophone string connectors, seismic telemetry cables, high definition reservoir characterization products and services, marine seismic cable retrieval devices, data acquisition systems, offshore cables and industrial products. Thermal Solutions products include thermal printers, thermal printheads and dry thermal film and other media. The Company sells these products to a variety of markets, including the screen print, point of sale, signage and textile markets. The Company also sells these Thermal Solutions products to its seismic customers. For a discussion of financial information by segment and geographic area, see Note 19 to the consolidated financial statements contained in this Annual Report on Form 10-K.

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

Suppliers

For our seismic and thermal imaging products we purchase raw materials from a variety of suppliers located in various countries. We typically have multiple suppliers for our critical materials.

We produce our own brand of dry thermal film internally. We also purchase a substantial quantity of dry thermal film manufactured by Agfa-Gevaert N.V. (“AGFA”). For a discussion of the risks related to our reliance on AGFA, see “Risk Factors—We Rely on a Key Supplier for a Significant Portion of Our Dry Thermal Film.”

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

Markets and Customers

Our principal seismic customers are seismic contractors and major independent and government-owned oil and gas companies that either operate their own seismic crews or specify seismic instrument and equipment preferences to contractors. For our deepwater reservoir characterization products, our customers are generally large international oil and gas companies that operate long-term offshore oil and gas producing properties. Our thermal imaging customers primarily consist of direct users of our equipment as well as specialized resellers that focus on the newsprint, silkscreen and corrugated box printing industries. Two customers comprised 16.9% and 11.0% of our revenues during fiscal year 2012. Two customers comprised 20.2% and 11.1% of our revenues during fiscal year 2011. One customer comprised 13.2% of our revenues during the fiscal year 2010. The following table describes our sales by customer type (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2012	2011	2010
Traditional seismic exploration product revenues	$66,849	$67,862	$66,556
Wireless seismic exploration product revenues	82,646	63,753	23,221
Seismic reservoir product revenues	15,426	15,998	14,600
Industrial product revenues	13,300	11,040	10,397
Thermal solutions product revenues	12,642	13,519	12,955
Other	801	798	804

	$191,664	$172,970	$128,533

Intellectual Property

We seek to protect our intellectual property by means of patents, trademarks, trade secrets and other measures. Although we do not consider any single patent essential to our success, we consider our patents regarding our marine seismic cable retrieval devices to be of particular value to us. These patents are scheduled to expire in 2013 and 2022. The patent on our marine seismic cable retrieval device will expire in 2013. At this time we are not able to predict the effect of the patent expiration.

Research and Development

We expect to incur significant future research and development expenditures aimed at the development of additional seismic data acquisition products and thermal imaging technologies. We have incurred company-sponsored research and development expenses of $12.2 million, $11.5 million and $9.9 million during the fiscal years ended September 30, 2012, 2011 and 2010, respectively.

Employees

As of September 30, 2012, we employed approximately 1,164 people predominantly on a full-time basis, of which 813 were employed in the United States and 310 in the Russian Federation. Our employees in the Russian Federation belong to a national union for machine manufacturers. Our remaining employees are not unionized. We have never experienced a work stoppage and consider our relationship with our employees to be satisfactory.

Financial Information by Segment and Geographic Area

For a discussion of financial information by segment and geographic area, see Note 19 to the consolidated financial statements contained in this Annual Report on Form 10-K.

Relationship with OYO Corporation U.S.A.

As of September 30, 2012 and 2011, OYO Corporation U.S.A. (“OYO USA”) owned 0% and 20.3%, respectively, of Geospace’s common stock. OYO USA is a wholly owned subsidiary of OYO Corporation, a Japanese corporation (“OYO Japan”). In February 2012, OYO USA sold their remaining ownership stake in Geospace and, subsequently, Geospace is no longer affiliated with OYO USA or OYO Japan. Effective October 1, 2012, the Company’s name was changed from OYO Geospace Corporation to Geospace Technologies Corporation.

Available Information

We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Our SEC filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov. You may also read and copy any document we file at the SEC’s public reference room at at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on their public reference room. Our SEC filings are also available to the public on our website at http://www.geospace.com. Please note that information contained on our website, whether currently posted or posted in the future, is not a part of this Annual Report on Form 10-K or the documents incorporated by reference in this Annual Report on Form 10-K.

Item 1A. Risk Factors

Risk Factors

Commodity Price Levels May Affect Demand for Our Products

Demand for many of our products and the profitability of our operations depend primarily on the level of worldwide oil and gas exploration activity. Prevailing oil and gas prices and market expectations regarding potential changes in such prices significantly affect the level of worldwide oil and gas exploration activity. During periods of improved energy commodity prices, the capital spending budgets of oil and natural gas operators tend to expand, which results in increased demand for our products. Conversely, in periods when these energy commodity prices deteriorate, capital spending budgets of oil and natural gas operators tend to contract and the demand for our products generally weakens. Historically, the markets for oil and gas have been volatile and are subject to wide fluctuation in response to changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond our control. These factors include the level of consumer demand, supplies of oil and natural gas, regional and international economic conditions, weather conditions, domestic and foreign governmental regulations (including those related to climate change), price and availability of alternative fuels, political conditions, instability and hostilities in the Middle East and other significant oil-producing regions, increases and decreases in foreign supply of oil and gas, the effect of worldwide energy conservation measures, and the ability of OPEC to set and maintain production levels and prices of foreign imports.

Continued effects of the recent U.S. economic recession, uncertainty in the European markets and slowing economic growth in China could lead to a decline in demand for crude oil and natural gas. Further slowdowns in economic activity would likely reduce worldwide demand for energy and result in an extended period of lower crude oil and natural gas prices. Any unexpected material changes in oil and gas prices or other market trends that adversely impact seismic exploration activity would likely affect the demand for our products and could materially and adversely affect our results of operations and liquidity.

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

We May Experience Fluctuations in Quarterly Results of Operations

Historically, the rate of new orders for our products has varied substantially from quarter to quarter. Moreover, we typically operate, and expect to continue to operate, on the basis of orders in-hand for our products before we commence substantial manufacturing “runs.” The short-term nature of our order backlog for most products generally does not allow us to predict with any accuracy demand for our products more than approximately three months in advance. Thus, our ability to replenish orders and the completion of orders, particularly large orders for deepwater reservoir characterization projects, can significantly impact our operating results and cash flow for any quarter, and results of operations for any one quarter may not be indicative of results of operations for future quarters. These periodic fluctuations in our operating results could adversely affect our stock price.

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

We Have a Limited Market for Our Seismic Products

In our seismic business segment, we market our traditional products to seismic service contractors and to large, independent and government-owned oil and gas companies. We estimate that, based on published industry sources, fewer than 50 seismic contracting companies are currently operating worldwide (excluding those operating in the Russian Federation and the former Soviet Union, India, the People’s Republic of China and certain Eastern European countries, where seismic data acquisition activity is difficult to verify). We estimate that fewer than 20 seismic contractors are engaged in marine seismic exploration. Due to these market factors, a relatively small number of customers, some of whom are experiencing financial difficulties, have accounted for most of our sales. From time to time these seismic contractors have sought to vertically integrate and acquire our competitors, which has influenced their supplier decisions before and after such transactions. In addition, consolidation among our customers may further concentrate our business to a limited number of customers and expose us to increased risks related to dependence on a small number of customers. The loss of a small number of these customers could materially and adversely impact sales of our seismic products.

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

Our Foreign Subsidiaries and Foreign Marketing Efforts Face Additional Risks and Difficulties

Based on customer billing data, net sales outside the United States accounted for approximately 47% of our net sales during fiscal year 2012; however, we believe the percentage of sales outside the United States is much higher as many of our products are first delivered to a domestic location and ultimately shipped to a foreign location. We again expect net sales outside of the United States to represent a substantial portion of our net sales for fiscal year 2013 and subsequent years.

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

A portion of our manufacturing is conducted through our subsidiary Geospace Technologies Eurasia, which is based in the Russian Federation. Our business could be directly affected by political and economic conditions in the Russian Federation. Boycotts, protests, governmental sanctions and other actions in the region could adversely affect our ability to operate profitably. The risk of doing business in the Russian Federation and other economically or politically volatile areas could adversely affect our operations and earnings. Foreign sales are also generally subject to the risk of compliance with additional laws, including tariff regulations and import and export restrictions. Sales in certain foreign countries require prior U.S. government approval in the form of an export license. We cannot assure you that we will not experience difficulties in connection with future foreign sales. Also due to foreign laws and restrictions, should we experience substantial growth in certain foreign markets, for example in the Russian Federation, we may not be able to transfer cash balances to the United States to assist with debt servicing or other obligations.

Unfavorable Currency Exchange Rate Fluctuations Could Adversely Affect Our Results of Operations

Substantially all of our sales from the United States are made in U.S. dollars, though from time to time we may make sales in foreign currencies. As a result, we may be subject to foreign currency fluctuations on our sales. The reporting currency for our financial statements is the U.S. dollar. However, the assets, liabilities, revenues and costs of our Russian, Canadian and United Kingdom subsidiaries are denominated in currencies other than U.S. dollars. To prepare our consolidated financial statements, we must translate those assets, liabilities, revenues and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus these other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. These translations could result in significant changes to our results of operations from period to period. For the fiscal year ended September 30, 2012, approximately 13.4% of our consolidated revenues related to the operations of our foreign subsidiaries.

We Have a Relatively Small Public Float, and Our Stock Price May be Volatile

In October 2012, we implemented a 2-for-1 split of our common stock effected in the legal form of a stock dividend. Other than the disclosure of the authorized number of shares of our common stock, we have adjusted all share and per-share disclosures for all periods presented in our consolidated financial statements to give effect to the stock split. Despite our recent 2-for-1 stock split, at September 30, 2012, we have approximately 12.0 million shares outstanding held by non-affiliates. This small float results in a relatively illiquid market for our common stock. Our daily trading volume for the year ended September 30, 2012 averaged approximately 114,000 shares. Our small float and daily trading volumes have in the past caused, and may in the future result in, significant volatility in our stock price.

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

A General Downturn in the Economy in Future Periods May Adversely Affect Our Business

Continued effects of the recent downturn in the U.S. economy, uncertainty in the European markets and slowing growth in China and any other economic slowdown in future periods, could adversely affect our business in ways that we cannot predict. During times of economic slowdown, our customers may reduce their capital expenditures and defer or cancel pending projects. Such developments occur even among customers that are not experiencing financial difficulties. Any economic downturn may adversely affect the demand for oil and gas generally or cause volatility in oil and gas commodity prices and, therefore, adversely affect the demand for our services to the oil and gas industry and related service and equipment. It could also adversely affect the demand for consumer products, which could in turn adversely affect our thermal solutions business. To the extent these factors adversely affect other seismic companies in the industry, there could be an oversupply of products and services and downward pressure on pricing for seismic products and services, which could adversely affect us. Additionally, bankruptcies or financial difficulties among our customers could reduce our cash flows and adversely impact our liquidity and profitability. See “We Have a Limited Market for Our Seismic Products,” above.

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

As of September 30, 2012, our operations included the following locations:

Location	Owned/Leased	Approximate Square Footage	Use
Houston, Texas	Owned	387,000	See Note 1 below
Houston, Texas	Owned	77,000	See Note 2 below
Ufa, Bashkortostan, Russia	Owned	120,000	Manufacturing, sales and service
Calgary, Alberta, Canada	Owned	45,000	Manufacturing, sales and service
Luton, Bedfordshire, England	Owned	8,000	Sales and service
Beijing, China	Leased	1,000	Sales and service

In November 2012, we purchased a new facility located at 6410 Langfield Road in Houston, Texas (the “Langfield Facility”). The Langfield Facility includes a 30,000 square foot building located on 3.4 acres of land and the cost was approximately $2.5 million. In December 2012, we purchased a new facility in Bogota, Colombia (the “Bogota Facility”). The Bogota Facility includes a 19,000 warehouse and office building with a purchase price of approximately $1.6 million. We may acquire additional properties as needed to facilitate our increased business.

(1)	This property is located at 7007 Pinemont Drive in Houston, Texas (the “Pinemont facility”). The Pinemont facility contains all manufacturing, engineering, selling, marketing and administrative activities for both the seismic and thermal solution segment of our company in the United States. The Pinemont facility also serves as our company headquarters.
(2)	This property, located at 7334 N. Gessner in Houston, Texas (the “Gessner facility”), previously contained a manufacturing operation and certain support functions. In February 2006, we entered into a seven-year lease with a tenant whereby the tenant agreed to lease portions of the building up to August 15, 2008, and to lease the entire building from August 16, 2008 through August 31, 2013. The lease agreement was amended in 2009 to allow the tenant the option to lease the entire building through July 31, 2020.

Item 3. Legal Proceedings

We are involved in various pending or potential legal actions in the ordinary course of our business. Management is unable to predict the ultimate outcome of these actions, because of the inherent uncertainty of litigation. However, management believes that the most probable, ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The following graph compares the performance of the Company’s common stock with the performance of the Russell 2000 index and the Standard & Poor’s Oil & Gas Equipment and Services index as of each of the dates indicated.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Geospace Technologies Corporation, the Russell 2000 Index,

and the S&P Oil & Gas Equipment & Services Index

*	$100 invested on 9/30/07 in stock or index, including reinvestment of dividends. Fiscal year ending September 30.

    Copyright© 2012 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

The graph assumes $100 invested on September 30, 2007 (a) in the Company’s common stock, (b) in the stocks comprising the Russell 2000 index on that day and (c) in the stocks comprising the Standard & Poor’s Oil & Gas Equipment and Services index on that day. Reinvestment of all dividends on stocks comprising the two indices is assumed. The foregoing graphs are based on historical data and are not necessarily indicative of future performance. These graphs shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to the Regulations of 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act.

Our common stock is traded on The NASDAQ Global Market under the symbol “GEOS”. On December 4, 2012, there were approximately 15 holders of record of our common stock, and the closing price per share on such date was $76.39 as quoted by The NASDAQ Global Market.

In October 2012, we implemented a 2-for-1 split of our common stock effected in the legal form of a stock dividend. Other than the disclosure of the authorized number of shares of our common stock, we have adjusted all share and per-share disclosures for all periods presented in our consolidated financial statements, and the high and low stock prices presented in the table below, to give effect to the stock split.

The following table shows the high and low per share sales prices for our common stock reported on The NASDAQ Global Market.

	Low	High
Year Ended September 30, 2012:
Fourth Quarter	$41.87	$61.75
Third Quarter	40.31	58.92
Second Quarter	37.96	58.00
First Quarter	25.87	45.88

Year Ended September 30, 2011:
Fourth Quarter	$27.54	$53.62
Third Quarter	41.00	50.31
Second Quarter	42.17	55.00
First Quarter	29.00	50.15

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

The following equity plan information is provided as of September 30, 2012:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders (1)	245,356	$13.93	275,792

Equity Compensation Plans Not Approved by Security Holders	600	$4.25	38,000

(1)	The securities are to be issued pursuant to the Company’s 1999 Broad-Based Option Plan. A description of such plan is provided in Note 13 to the consolidated financial statements contained in this Annual Report on Form 10-K.

Item 6. Selected Consolidated Financial Data

The following table sets forth certain selected historical financial data on a consolidated basis. We have derived the selected consolidated financial information as of September 30, 2012 and 2011 and for fiscal years 2012, 2011 and 2010 from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. We have derived the selected consolidated financial information as of September 30, 2010, 2009 and 2008 and for fiscal years 2009 and 2008 from audited consolidated formation not included herein. The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in item 7 and our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended September 30,
	2012	2011	2010	2009	2008
	(in thousands, except share and per share amounts)
Statement of Operations Data:
Sales	$191,664	$172,970	$128,533	$92,860	$134,495
Cost of sales	109,634	98,857	81,177	66,287	87,441

Gross profit	82,030	74,113	47,356	26,573	47,054
Operating expenses:
Selling, general and administrative	18,914	18,051	16,618	14,572	16,913
Research and development	12,167	11,529	9,925	8,062	8,945
Bad debt expense (recovery)	118	128	(479)	318	1,615

Total operating expenses	31,199	29,708	26,064	22,952	27,473

Gain (loss) on disposal of equipment	34	—	(184)	(12)	604

Income from operations	50,865	44,405	21,108	3,609	20,185
Other income (expense), net	997	214	(206)	(298)	233

Income before income taxes	51,862	44,619	20,902	3,311	20,418
Income tax expense	16,744	14,908	6,820	1,551	6,266

Net income	$35,118	$29,711	$14,082	$1,760	$14,152

Net income per share:
Basic (1)	$2.76	$2.39	$1.17	$0.15	$1.20

Diluted (1)	$2.74	$2.36	$1.14	$0.14	$1.16

Weighted average shares outstanding:
Basic (1)	12,735,520	12,441,313	12,062,627	11,900,805	11,817,454
Diluted (1)	12,836,239	12,572,647	12,386,036	12,158,756	12,232,077

Other Financial Data:
Depreciation, amortization and stock-based compensation	$10,349	$7,783	$5,629	$5,472	$4,598
Capital expenditures	35,729	20,144	6,117	1,709	9,796

	As of September 30,
	2012	2011	2010	2009	2008
	(in thousands)
Balance Sheet Data:
Working capital	$146,036	$124,900	$91,577	$82,842	$82,475
Total assets	259,022	196,801	163,496	141,482	159,380
Short-term debt	—	—	440	728	709
Long-term debt	—	—	7,260	8,820	19,526
Stockholders’ equity	214,987	177,013	136,586	118,658	117,363

We did not declare or pay any cash dividends during any of the periods noted in the above tables.

(1)	In October 2012, we implemented a 2-for-1 split of our common stock effected in the legal form of a stock dividend. Other than the disclosure of the authorized number of shares of our common stock, we have adjusted all share and per-share disclosures for all periods presented in our consolidated financial statements, and the high and low stock prices presented in the table above, to give effect to the stock split.

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

Consolidated Results of Operations

As we have reported in the past, our sales and operating profits have varied significantly from quarter-to-quarter, and even year-to-year, and are expected to continue that trend in the future, especially when our quarterly financial results are impacted by the presence or absence of relatively large, but somewhat erratic, shipments of seismic seabed, borehole reservoir characterization systems and/or wireless data acquisition systems. We have recently received two large orders for permanent seabed reservoir characterization systems. In February 2012, we received an order from Shell Brasil Petróleo Ltda for a $14.9 million system which is expected to be delivered in the second quarter of fiscal year 2013. In November 2012 we received the $160 million Statoil Order for two systems to be delivered over a three-year period through fiscal year 2015 with revenues and costs to be recognized on a percentage of completion basis. Utilizing the percentage of completion revenue recognition method, we currently expect to recognize approximately 45%, 40% and 15% of the Statoil Order revenues in fiscal years 2013, 2014 and 2015, respectively. As a result of these large orders, we expect our future revenues from the sale of seismic reservoir products to increase significantly compared to historical sales levels.

We report and evaluate financial information for two segments: Seismic and Thermal Solutions. Summary financial data by business segment follows (in thousands):

	Year Ended September 30,
	2012	2011	2010
Seismic
Traditional exploration product revenues	$66,849	$67,862	$66,556
Wireless exploration product revenues	82,646	63,753	23,221
Reservoir product revenues	15,426	15,998	14,600
Industrial product sales	13,300	11,040	10,397

Total seismic sales	178,221	158,653	114,774
Operating income	59,455	53,477	28,955

Thermal Solutions
Net sales	12,642	13,519	12,955
Operating income (loss)	1,014	(37)	397

Corporate
Net Sales	801	798	804
Operating loss	(9,604)	(9,035)	(8,244)

Consolidated Totals
Net Sales	191,664	172,970	128,533
Operating income	50,865	44,405	21,108

Overview

Fiscal Year 2012 Compared to Fiscal Year 2011

Consolidated net sales for fiscal year 2012 increased $18.7 million, or 10.8%, from fiscal year 2011. The higher level of sales resulted from increased customer demand for our seismic products and particularly robust demand for sales and rentals of our land-based wireless (or nodal) data acquisition systems. The increased demand for our seismic products is being driven by strong oil and gas exploration activities throughout the world.

Consolidated gross profits for fiscal year 2012 increased by $7.9 million, or 10.7%, from fiscal year 2011. The increase in gross profits resulted from increased sales and rentals of our seismic products.

Consolidated operating expenses for fiscal year 2012 increased $1.5 million, or 5.0%, from fiscal year 2011. The increase in operating expenses resulted from expanded activities associated with our sales growth, and from increased incentive compensation expenses.

The U.S. statutory tax rate applicable to us for fiscal years 2012 and 2011 was 35.0%; however, our effective tax rate was 32.3% and 33.4% for fiscal years 2012 and 2011, respectively. The lower effective tax rate for both fiscal years resulted from (i) the impact of the manufacturers’/producers’ deduction available in the United States, (ii) lower tax rates applicable to income earned in foreign tax jurisdictions and (iii) research and experimentation tax credits.

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

The U.S. statutory tax rate applicable to us for fiscal years 2011 and 2010 was 35.0%; however, our effective tax rate was 32.4% and 32.6% for fiscal years 2011 and 2010, respectively. The lower effective tax rate in fiscal year 2011 resulted from (i) the impact of the manufacturers’/producers’ deduction available in the United States and (ii) an increase in research and experimentation tax credits resulting from United States Congress’ renewal and extension of the tax credit program during fiscal year 2011 through December 2012. The lower effective tax rate in fiscal year 2010 resulted from (i) the impact of the manufacturers’/producers’ deduction available in the United States, (ii) a revaluation of our United States net deferred tax assets from 34.0% to 35.0%, (iii) the revaluation of a tax loss carryback for our Canadian subsidiary, and (iv) a reduction in our contingent tax expenses.

Segment Results of Operations

Seismic Products

Fiscal Year 2012 Compared to Fiscal Year 2011

Net Sales

Sales of our seismic products for the fiscal year ended September 30, 2012 increased by $19.6 million, or 12.3%, from the prior fiscal year. The components of this increase include the following:

•

Traditional Product Sales and Rentals—For the fiscal year ended September 30, 2012, revenues from our traditional products decreased $1.0 million, or 1.5%, from the corresponding period of the prior fiscal year. This decline in revenues primarily resulted from reduced shipments of marine products and was partially offset by increased sales of geophones and connectors.

•

Wireless Product Sales and Rentals—For the fiscal year ended September 30, 2012, revenues from our wireless products increased by $18.9 million, or 29.6%, from the prior fiscal year. The increase in revenues resulted from the continued industry acceptance of our wireless systems in lieu of less efficient legacy cable-based systems.

•

Reservoir Product Sales, Rentals and Services—For the fiscal year ended September 30, 2012, revenues from our reservoir products decreased $0.6 million, or 3.6%, from the prior fiscal year. Revenues from these products, which in recent years primarily include our seismic borehole tools, have historically been erratic. Due to the recent receipt of large orders for our permanent seabed reservoir monitoring systems, we expect revenues for our reservoir products to increase significantly in future years.

•

Industrial Product Sales—For the fiscal year ended September 30, 2012, sales of our industrial, or non-seismic, products increased $2.3 million, or 20.5%, from the prior fiscal year. This increase was primarily driven by increased shipments of offshore cable products.

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

Operating Income.

Operating income for fiscal year 2012 increased $6.0 million, or 11.2%, from fiscal year 2011. The higher level of operating income resulted primarily from increased sales and specifically sales and rentals of our wireless products.

Fiscal Year 2011 Compared to Fiscal Year 2010

Net Sales.

Sales of our seismic products for fiscal year 2011 increased $43.9 million, or 38.2%, from fiscal year 2010. The components of this increase include the following:

•

Traditional Product Sales and Rentals—For the fiscal year ended September 30, 2011, revenues from our traditional products increased $1.3 million, or 2.0%, from the corresponding period of the prior fiscal year. This increase in revenues resulted from increased shipments of marine products, and was partially offset by a decrease in sales of geophones products.

•

Wireless Product Sales and Rentals—For the fiscal year ended September 30, 2011, revenues from our wireless products increased by $40.5 million, or 174.5%, from the prior fiscal year. The increase in revenues resulted from the customer acceptance of our wireless systems to replace less efficient legacy cable-based systems.

•

Reservoir Product Sales, Rentals and Services—For the fiscal year ended September 30, 2011, revenues from our reservoir products increased $1.4 million, or 9.6%, from the prior fiscal year. The increase in revenues resulted from increased sales of our seismic borehole tools.

•

Industrial Product Sales—For the fiscal year ended September 30, 2011, sales of our industrial, or non-seismic, products increased $0.6 million, or 6.2%, from the prior fiscal year. This increase was primarily driven by increased shipments of industrial sensor and specialty cable products.

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

Thermal Solutions Products

Fiscal Year 2012 Compared to Fiscal Year 2011

Net Sales.

Sales of our thermal solutions products for fiscal year 2012 decreased $0.9 million, or 6.5%, from fiscal year 2011. We consider this decrease to be somewhat normal due to recurring fluctuations in product sales volume and not associated with any particular long-term trend.

Operating Income.

Our operating income from our thermal solutions products for fiscal year 2012 increased $1.1 million, or 2,840.5%, from fiscal year 2011. The increase in operating income resulted from improved gross profits due to lower material costs and lower levels of inventory obsolescence expense.

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

Upon reaching the five percent threshold under this proposed program, an incentive compensation accrual will be established equal to 15.3 percent of the amount of any consolidated pretax profits above the five percent pretax return threshold. The maximum aggregate bonus available under the program for fiscal year 2012 was originally $4.8 million; however, our board of directors subsequently increased the maximum bonus pool to $5.7 million based on the record earnings of the Company in fiscal year 2012. Under this program as modified, for the fiscal years ended September 30, 2012 and 2011, we had accrued $5.7 million and $4.2 million, respectively, of incentive compensation expense.

Liquidity and Capital Resources

At September 30, 2012, we had $50.8 million in cash and cash equivalents. In addition, we had $20.0 million of short-term investments at September 30, 2012. For fiscal year 2012, we generated approximately $43.2 million of cash from operating activities. The primary sources of cash generated in our operating activities resulted from net income of $35.1 million. Additional sources of cash included net non-cash charges of $13.3 million for deferred income tax expense, depreciation, amortization, stock-based compensation, inventory obsolescence and bad debts. Other sources of cash from operating activities included (i) a $12.2 million increase in accounts payable due to increased purchases of raw materials, (ii) a $7.9 million increase in deferred revenue resulting from an increase in the amount of advanced payments received from our customers, (iii) a $3.8 million decrease in trade accounts and notes receivable primarily resulting from improved cash receipts from customers during fiscal year 2012, and (iv) a $0.6 million increase in accrued expenses and other, including a $1.6 million increase in incentive compensation expenses due to increased consolidated pretax earnings. These sources of cash were offset by (i) a $15.6 million increase in inventories due to increasing levels of work-in-process resulting from known and anticipated product orders, rental equipment demands and the production of a permanent seabed acquisition for Shell Brasil Petróleo Ltda , (ii) a $10.0 million adjustment to transfer gross profits from rental equipment sales to investing activities since such transactions involve the sale of long-lived assets, and (iii) a $4.5 million increase in prepaid income taxes related to intercompany sales.

For fiscal year 2012, we used approximately $26.3 million of cash in investing activities. The uses of cash primarily resulted from (i) our investment of $31.7 million for rental equipment, (ii) $4.0 million of capital expenditures for property and equipment, and (iii) a $14.8 million net increase in our short-term investments. In addition, we transferred $2.0 million of inventories to our rental equipment during fiscal year 2011 which had a non-cash impact. The uses of cash outlined above were partially offset by $24.2 million of proceeds from the sale of used rental equipment. Due to strong customer demand for our wireless rental equipment in North America and the recent establishment of a branch office in Bogota, Colombia, we estimate that our capital expenditures for rental equipment in fiscal year 2013 could be approximately $40.0 million or more, including non-cash transfers from our inventory account. In addition, we estimate that other capital expenditures for property and equipment could be approximately $14.0 million, in part resulting from the need to expand our production capacity due to the recently received Statoil Order. Similar to fiscal year 2012, in fiscal year 2013 we expect to sell a significant amount of our rental equipment to customers and, therefore, we expect to generate sales proceeds to partially or fully offset our investment in rental equipment. Beyond this we expect to finance our capital expenditures in rental equipment and other property and equipment from our cash on hand, internal cash flow and/or from borrowings under our Credit Agreement.

For fiscal year 2012, we generated approximately $2.5 million of cash in the financing activities from the exercise of stock options and related tax benefits.

At September 30, 2011, we had $31.4 million in cash and cash equivalents. For fiscal year 2011, we generated approximately $1.1 million of cash in operating activities. Sources of cash generated in our operating activities resulted from net income of $29.7 million. Additional sources of cash included net non-cash charges of $11.8 million for deferred income tax benefit, depreciation, amortization, stock-based compensation, inventory obsolescence and bad debts. Other sources of cash included (i) a $2.0 million decrease in trade accounts and notes receivable primarily resulting from improved cash receipts from customers during fiscal year 2011, (ii) a $1.8 million increase in accrued expenses and other primarily resulting from an increase of $0.8 million for incentive compensation expenses due to increased consolidated pretax earnings, and a $0.7 million increase in warranty accruals due to increased potential warranty exposure resulting from increased product sales, and (iii) a $1.2 million increase in accounts payable due to increased purchases of raw materials. These sources of cash were offset by (i) a $29.5 million increase in inventories due to the replenishment of low levels of our wireless data acquisition system inventories, and increasing levels of work-in-process resulting from product orders and anticipated demand for wireless data acquisition system sales and rentals, (ii) a $11.2 million adjustment to transfer gross profits from rental equipment sales to investing activities since such transactions involve the sale of long-lived assets, (iii) a $2.5 million increase in other current assets resulting from the advanced payment of income taxes in certain tax jurisdictions, (iv) a $1.7 million decrease in income tax payable resulting from the payment of income taxes owed on our pretax profits and (v) a $0.6 million decrease in deferred revenue resulting from a reduction in the amount of advanced payments received from our customers.

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

At September 30, 2010, we had $33.5 million in cash and cash equivalents. For fiscal year 2010, we generated approximately $28.8 million of cash from our operating activities. Sources of cash generated in our operating activities include net income of $14.1 million. Additional sources of cash include net non-cash charges of $6.6 million for deferred income tax expense, depreciation, amortization, stock-based compensation, inventory obsolescence and bad debts. Other sources of cash included (i) a $6.7 million decrease in inventories due to improved management activities, (ii) a $5.0 million increase in accrued expenses primarily resulting from higher incentive compensation costs resulting from higher levels of pretax income and (iii) a $1.9 million increase in income taxes payable primarily resulting from the increase in taxable income. These sources of cash were offset by (i) a $2.7 million increase in accounts and notes receivable resulting from higher levels of sales, (ii) a $0.9 million decrease in accounts payable due to increases in purchases of raw materials and (iii) a $0.9 million decrease in prepaid expenses and other resulting from the timing of funding our payrolls.

For fiscal year 2010, we used approximately $4.9 million of cash in investing activities primarily resulting from our capital expenditures for rental equipment. In addition, we transferred $0.3 million of inventories to our rental equipment during fiscal year 2010 which had a non-cash impact.

For fiscal year 2010, we generated approximately $1.3 million of cash in the financing activities of our operations. Sources of cash included $3.3 million of proceeds from the exercise of stock options and related tax benefits. These sources of cash were offset by $1.8 million of principal payments under mortgage loans and a $0.1 million payment as a penalty for early extinguishment of debt.

On March 2, 2011, we entered into a new credit agreement (as amended, the “Credit Agreement”) with a bank. Under the Credit Agreement, we can borrow up to $25.0 million principally secured by our accounts receivable, inventories and equipment. In addition, certain of our domestic subsidiaries have guaranteed our obligations under the Credit Agreement and such subsidiaries have secured the obligations by the pledge of certain of the assets of such subsidiaries. The Credit Agreement expires on March 2, 2014. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial ratios, restricts us and our subsidiaries’ ability to pay cash dividends and contains other covenants customary in agreements of this type. The interest rate for borrowings under the Credit Agreement is a LIBOR based rate with a margin spread of 250-350 basis points depending upon the maintenance of certain ratios. At September 30, 2012, the interest rate was 2.7%. At September 30, 2012 and 2011, there were no borrowings under the Credit Agreement, standby letters of credit outstanding in the amount of $0.2 million and additional borrowings available of $24.8 million. Please see “Risk Factors” for more information about the restrictive covenants imposed on us by the Credit Agreement.

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

We primarily derive revenue from the sale and short-term rental under operating leases, of products. Our products are produced in a standard manufacturing operation. We recognize revenue from product sales when (i) title passes to the customer, (ii) the customer assumes risks and rewards of ownership, (iii) the product sales price has been determined, (iv) collectability of the sales price is reasonably assured, and (v) product delivery occurs as directed by our customer. Our products are generally sold without any customer acceptance provisions and our standard terms of sale do not allow customers to return products for credit. We recognize rental revenues as earned over the rental period. Rentals of our equipment generally range from daily rentals to rental periods of up to six months or longer. Service revenues are recognized when services are rendered and are generally priced on a per day rate. Except for certain of our reservoir characterization products, our products are generally sold without any customer acceptance provisions and our standard terms of sale do not allow customers to return products for credit.

We expect to utilize the percentage-of-completion method (the “POC Method”) to recognize revenues and costs on future contracts having the following characteristics:

•	the contract requires significant custom designs for customer specific applications;

•	the product design requires significant engineering efforts;

•	the contract requires the customer to make progress payments during the contract term, and;

•	the contract requires at least 90-days of engineering and manufacturing effort.

The POC Method will require our senior management to make estimates, at least quarterly, of the (i) total costs of the contract, (ii) manufacturing progress against the contract and (iii) the estimated cost to complete the contract. These estimates will impact the amount of revenue and gross profit we will recognize for each reporting period. Significant estimates that may affect future cost to complete a contract include the cost and availability of raw materials and component parts, engineering services, manufacturing equipment, labor, manufacturing capacity, factory productivity, contract penalties and disputes, product warranties and other contingent factors. The cumulative impact of periodic revisions to the future cost to complete a contract will be reflected in the period in which these changes become known, including, to the extent required, the recognition of losses at the time such losses are known and estimable on contracts in progress. Due to the various estimates inherent in the POC Method, actual results could differ from those estimates.

Most of our products do not require installation assistance or sophisticated instruction. We offer a standard product warranty, which obligates us to repair or replace equipment with manufacturing defects. We maintain a reserve for future warranty costs based on historical experience or, in the absence of historical experience, management estimates.

We record bill and hold arrangements consistent with guidance around bill and hold arrangements. As of September 30, 2012 and 2011, we had no sales under bill and hold arrangements.

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

Management’s Current Outlook and Assumptions

Our estimates as to future results and industry trends, to the extent described in this document, are generally based on assumptions regarding the future level of seismic exploration activity, seismic reservoir monitoring projects, demand for offshore cable and other industrial products and demand for thermal imaging technologies, and in turn, their effect on the demand and pricing of our products and services. Our analysis of the market and its impact on us is based upon the following assumptions:

•

Although crude oil prices have stabilized over the last two years, we believe the impact of the sovereign debt issues in Europe, slower economic growth in the U.S. and China and the resulting recessionary fears, combined with potentially volatile and unsteady energy commodity prices may constrain oil and gas exploration activities in North America and also in certain international markets. Furthermore, we believe many of our seismic customers relying on credit markets as the source of funds for their capital spending could be prohibited from purchasing new equipment until financial markets stabilize and demand for exploration activities increases. The uncertainty of these global economic matters and their ultimate impact on energy commodity prices, exploration activities and on our customers’ ability to access credit markets may cause demand for our seismic exploration products to decrease.

•

We believe the impact of political conditions and hostilities around the world, including those in North Africa and the Middle East, which may impact oil and gas commodity prices, will not cause a significant increase or decrease in demand for our seismic products for the foreseeable future.

•

Some of our traditional seismic products are characterized as low margin commodity products with intense international competition. Sales levels for these products have been relatively flat since fiscal year 2010 and we do not expect sales levels for these lower margin products to grow during fiscal year 2013. As we focus our product development and production activities of higher margin specialty products and new technologies, especially our wireless and reservoir products, we expect sales of these lower margin traditional seismic products to decline in the future.

•

In regards to our land and marine wireless product sales and rentals during fiscal year 2013, we expect sales and rental of our wireless products to increase over fiscal year 2012 levels. We believe this growth will come from new international customers and from existing customers.

•

Seismic equipment rentals were approximately 9% of our fiscal year 2012 consolidated revenues. These equipment rentals primarily include wireless product rentals and, to a lesser extent, rentals of our traditional and reservoir products. We expect strong customer demand for rental equipment in fiscal year 2013 and, therefore, we plan to significantly expand our rental equipment fleet in both North and South America. As a result, we expect rental revenues from our seismic products to increase over fiscal year 2012 levels.

•

Based upon recent orders received from Shell Brasil Petróleo Ltda and Statoil for our permanent seabed reservoir monitoring systems, we expect revenues for our reservoir products and services to increase significantly when compared to historical revenue levels for these products.

•	We expect sales of our non-seismic products, including our industrial products, offshore cables and thermal printing equipment and film to increase over fiscal year 2012 levels.

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

Foreign Currency and Operations Risk

One of our wholly-owned subsidiaries, Geospace Technologies Eurasia, is located in the Russian Federation. Therefore, our financial results may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions in the Russian Federation or changes in its political climate. Our consolidated balance sheet at September 30, 2012 reflected approximately $6.3 million of net working capital related to Geospace Technologies Eurasia. For third-party transactions, Geospace Technologies Eurasia both receives its income and pays its expenses primarily in rubles. To the extent that transactions of Geospace Technologies Eurasia are settled in rubles, a devaluation of the ruble versus the U.S. dollar could reduce any contribution from Geospace Technologies Eurasia to our consolidated results of operations and total comprehensive income as reported in U.S. dollars. We do not hedge the market risk with respect to our operations in the Russian Federation; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of rubles versus U.S. dollars to the extent such disruptions result in any reduced valuation of Geospace Technologies Eurasia’s net working capital or future contributions to our consolidated results of operations. At September 30, 2012, the foreign exchange rate of the U.S. dollar to the ruble was 1:32.4. If the U.S. dollar versus ruble exchange rate were to decline by ten percent, our working capital could decline by $0.6 million.

Foreign Currency Intercompany Accounts and Notes Receivable

From time to time, we provide access to capital to our foreign subsidiaries through U.S. dollar denominated interest bearing promissory notes. Such funds are generally used by our foreign subsidiaries to purchase capital assets and for general working capital needs. In addition, we sell products to our foreign subsidiaries in U.S. dollars on trade credit terms. Because U.S. dollar denominated intercompany debts are accounted for in the local currency of our foreign subsidiaries, any appreciation or devaluation of such foreign currencies against the U.S. dollar will result in a gain or loss, respectively, to our consolidated statement of operations. At September 30, 2012, we had outstanding intercompany accounts receivable of $29.8 million from our Canadian subsidiary. We have entered into an agreement with a Canadian bank to hedge $18.0 million of this foreign exchange exposure, resulting in a net U.S. dollar denominated intercompany accounts payable exposure to the Canadian dollar of $11.8 million. At September 30, 2012, the foreign exchange rate of the U.S. dollar to the Canadian dollar was 1:1.0. If the U.S. dollar exchange rate were to strengthen by ten percent against the Canadian dollar, we would recognize a foreign exchange loss of $1.2 million at our Canadian subsidiary. At September 30, 2012, we had outstanding accounts receivable of $2.7 million from our subsidiary in the Russian Federation, and the U.S. dollar to ruble exchange rate was 1:32.4. If the U.S. dollar exchange rate were to strengthen by ten percent against the Russian ruble, we would recognize a foreign exchange loss of $0.3 million at our Russian subsidiary.

Floating Interest Rate Risk

The New Credit Agreement contains a floating interest rate, which subjects us to the risk of increased interest costs associated with any upward movements in bank market interest rates. Under the New Credit Agreement our borrowing interest rate is a LIBOR based rate plus 250-350 basis points. As of September 30, 2012, we had no borrowings under the New Credit Agreement.

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

In connection with the preparation of this Annual Report on Form 10-K, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of September 30, 2012 of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective as of September 30, 2012.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework. Based on this assessment, our management concluded that, as of September 30, 2012, our internal control over financial reporting is effective based on those criteria.

Our internal control over financial reporting as of September 30, 2012 has been audited by UHY LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ending September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 2013 Annual Meeting of Stockholders under the captions “Election of Directors”, “Executive Officers and Compensation,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 2013 Annual Meeting of Stockholders under the caption “Executive Officers and Compensation” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 2013 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference, and in Item 5, “Market for Registrant’s Common Equity and Related Stockholder Matters,” contained in Part II hereof.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 2013 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 2013 Annual Meeting of Stockholders under the caption “Independent Public Accountants” and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements and Financial Statement Schedules

The financial statements and financial statement schedules listed on the accompanying Index to Financial Statements (see page F-1) are filed as part of this Annual Report on Form 10-K.

Exhibits

Exhibit Number	Description of Documents

3.1	Restated Certificate of Incorporation of OYO Geospace Corporation (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed September 30, 1997 (Registration No. 333-36727)).

3.2	Certificate of Ownership and Merger effective October 1, 2012 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed October 1, 2012)

3.3	Amended and Restated Bylaws of Geospace Technologies Corporation dated September 27, 2012 (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed October 1, 2012)

4.1	Restated Certificate of Incorporation of OYO Geospace Corporation (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed September 30, 1997 (Registration No. 333-36727))

4.2	Amended and Restated Bylaws of Geospace Technologies Corporation dated September 27, 2012 (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed October 1, 2012)

10.1	Employment Agreement dated as of August 1, 1997, between the Company and Gary D. Owens (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed September 30, 1997 (Registration No. 333-36727)).*

10.2	Employment Agreement dated as of August 1, 1997, between the Company and Michael J. Sheen (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed September 30, 1997 (Registration No. 333-36727)).*

10.3	OYO Geospace Corporation 1997 Key Employee Stock Option Plan (incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed November 5, 1997 (Registration No. 333-36727)).*

10.4	Amendment No. 1 to OYO Geospace Corporation 1997 Key Employee Stock Option Plan, dated February 2, 1998 (incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended September 30, 1998).*

10.5	Amendment No. 2 to OYO Geospace Corporation 1997 Key Employee Stock Option Plan, dated November 16, 1998 (incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended September 30, 1998).*

10.6	Amendment No. 3 to OYO Geospace Corporation 1997 Key Employee Stock Option Plan, dated November 10, 2000 (incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed February 15, 2005. (Registration No. 333-122835)).*

10.7	Amendment No. 4 to OYO Geospace Corporation 1997 Key Employee Stock Option Plan, dated February 8, 2005 (incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed February 15, 2005. (Registration No. 333-122835)).*

10.8	OYO Geospace Corporation 1997 Non-Employee Director Plan (incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed November 5, 1997 (Registration No. 333-36727)).*

10.9	Amendment No. 1 to OYO Geospace Corporation 1997 Non-Employee Director Plan, dated February 8, 2005 (incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed February 15, 2005. (Registration No. 333-122835)).*

Exhibit Number	Description of Documents

10.10	Form of Director Indemnification Agreement (incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed November 18, 1997 (Registration No. 333-36727)).

10.11	Geospace Technologies Corporation Fiscal Year 2012 Bonus Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 filed February 2, 2012).*

10.12	First Amendment effective October 1, 2008 to Employment Agreement dated as of August 1, 1997, between the Company and Gary D. Owens (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, filed February 5, 2010).*

10.13	First Amendment effective October 1, 2008 to Employment Agreement dated as of August 1, 1997, between the Company and Michael J. Sheen (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, filed February 5, 2010).*

10.14	Loan Agreement dated as of March 2, 2011, by and among the Company, as borrower, certain subsidiaries of the Company, as guarantors, and The Frost National Bank, as lender (incorporated by reference to the registrant’s Current Report on Form 8-K filed March 8, 2011).

10.15	First Amendment to Loan Agreement dated as of March 2, 2011, by and among the Company, as borrower, certain subsidiaries of the Company, as guarantors, and The Frost National Bank, as lender(incorporated by reference to the registrant’s Current Report on Form 8-K filed March 8, 2011).

10.16	Promissory Note dated March 2, 2011, made by Geospace Technologies Corporation payable to The Frost National Bank (incorporated by reference to the registrant’s Current Report on Form 8-K filed March 8, 2011).

10.17	Employment Agreement effective as of January 1, 2012, by and between OYO Geospace Corporation and Walter R. Wheeler (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed December 9, 2011)*

10.18	Employment Agreement effective as of January 1, 2012, by and between OYO Geospace Corporation and Robbin B. Adams (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed December 9, 2011)*

10.19	Employment Agreement effective as of January 1, 2012, by and between OYO Geospace Corporation and Thomas T. McEntire (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed December 9, 2011)*

21.1	Subsidiaries of the Registrant**.

23.1	Consent of UHY LLP, Independent Registered Public Accounting Firm**.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**.

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**.

101	Interactive data file.

*	This exhibit is a management contract or a compensatory plan or arrangement.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOSPACE TECHNOLOGIES CORPORATION

By:	/s/ GARY D. OWENS
Gary D. Owens, Chairman of the Board
President and Chief Executive Officer

December 12, 2012

Pursuant to the requirements of the Securities Exchange Act, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GARY D. OWENS Gary D. Owens	Chairman of the Board President and Chief Executive Officer (Principal Executive Officer)	December 12, 2012

/S/ THOMAS T. MCENTIRE Thomas T. McEntire	Vice President Chief Financial Officer (Principal Financial Officer and Accounting Officer) and Secretary	December 12, 2012

/S/ WILLIAM H. MOODY William H. Moody	Director	December 12, 2012

/S/ TINA M. LANGTRY Tina M. Langtry	Director	December 12, 2012

/S/ MICHAEL J. SHEEN Michael J. Sheen	Director	December 12, 2012

/S/ THOMAS L. DAVIS Thomas L. Davis	Director	December 12, 2012

/S/ CHARLES H. STILL Charles H. Still	Director	December 12, 2012

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Geospace Technologies Corporation:

We have audited the accompanying consolidated balance sheets of Geospace Technologies Corporation and subsidiaries (“the Company”) as of September 30, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three fiscal years in the period ended September 30, 2012. Our audits also included the financial statement schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Geospace Technologies Corporation and subsidiaries as of September 30, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended September 30, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Geospace Technologies Corporation and subsidiaries’ internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 12, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ UHY LLP

Houston, Texas

December 12, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Geospace Technologies Corporation:

We have audited Geospace Technologies Corporation and subsidiaries’ (“the Company”) internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Part II, Item 9A of this Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Geospace Technologies Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Geospace Technologies Corporation and subsidiaries as of September 30, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three fiscal years in the period ended September 30, 2012, and our report dated December 12, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ UHY LLP

Houston, Texas

December 12, 2012

Geospace Technologies Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share amounts)

	AS OF SEPTEMBER 30,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$50,752	$31,388
Short-term investments	19,960	4,926
Trade accounts receivable, net of allowance of $280 and $411	16,229	19,761
Current portion of notes receivable	3,806	2,100
Inventories, net	83,894	72,390
Deferred income tax assets	6,689	6,356
Other current assets	5,898	5,660

Total current assets	187,228	142,581

Rental equipment, net	27,853	11,945
Property, plant and equipment, net	34,433	34,692
Patents, net of accumulated amortization of $3,507 and $3,268	80	319
Goodwill	1,843	1,843
Non-current deferred income tax assets	307	505
Non-current notes receivable	1,687	3,706
Prepaid income taxes	5,479	979
Other assets	112	231

Total assets	$259,022	$196,801

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable trade	$17,187	$5,042
Accrued expenses and other current liabilities	13,978	11,384
Deferred revenue	8,641	774
Deferred income tax liabilities	111	82
Income tax payable	1,275	399

Total current liabilities	41,192	17,681
Non-current deferred income tax liabilities	2,843	2,107

Total liabilities	44,035	19,788

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 12,802,160 and 12,702,516 shares issued and outstanding	128	128
Additional paid-in capital	60,633	57,382
Retained earnings	154,451	119,333
Accumulated other comprehensive income (loss)	(225)	170

Total stockholders’ equity	214,987	177,013

Total liabilities and stockholders’ equity	$259,022	$196,801

The accompanying notes are an integral part of the consolidated financial statements.

Geospace Technologies Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	YEAR ENDED SEPTEMBER 30,
	2012	2011	2010
Sales	$191,664	$172,970	$128,533
Cost of sales	109,634	98,857	81,177

Gross profit	82,030	74,113	47,356
Operating expenses:
Selling, general and administrative expenses	18,914	18,051	16,618
Research and development expenses	12,167	11,529	9,925
Bad debt expense (recovery)	118	128	(479)

Total operating expenses	31,199	29,708	26,064

Gain (loss) on disposal of equipment	34	—	(184)

Income from operations	50,865	44,405	21,108

Other income (expense):
Interest expense	(199)	(43)	(238)
Interest income	743	267	254
Foreign exchange gains (losses)	457	80	(52)
Other, net	(4)	(90)	(170)

Total other income (expense), net	997	214	(206)

Income before income taxes	51,862	44,619	20,902
Income tax expense	16,744	14,908	6,820

Net income	$35,118	$29,711	$14,082

Earnings per common share:
Basic	$2.76	$2.39	$1.17

Diluted	$2.74	$2.36	$1.14

Weighted average common shares outstanding:
Basic	12,735,520	12,441,313	12,062,627

Diluted	12,836,239	12,572,647	12,386,036

The accompanying notes are an integral part of the consolidated financial statements.

Geospace Technologies Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

	YEAR ENDED SEPTEMBER 30,
	2012	2011	2010
Net income	$35,118	$29,711	$14,082
Other comprehensive income (loss):
Change in unrealized gains (losses) on available-for-sale securities (net of tax)	42	(12)	—
Foreign currency translation adjustments	(437)	338	86

Other comprehensive income (loss)	(395)	326	86

Total comprehensive income	$34,723	$30,037	$14,168

The accompanying notes are an integral part of the consolidated financial statements.

Geospace Technologies Corporation and Subsidiaries

Consolidated Statement of Stockholders’ Equity

For the years ended September 30, 2012, 2011 and 2010

(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at September 30, 2009	11,989,816	$120	$43,240	$75,540	$(242)	$118,658
Net income	—	—	—	14,082	—	14,082
Other comprehensive income	—	—	—	—	86	86
Excess tax benefit from share—based compensation		—	1,128	—	—	1,128
Issuance of common stock pursuant to exercise of options, net of tax	244,900	2	2,185	—	—	2,187
Stock-based compensation	—	—	445	—	—	445

Balance at September 30, 2010	12,234,716	122	46,998	89,622	(156)	136,586
Net income	—	—	—	29,711	—	29,711
Other comprehensive income	—	—	—	—	326	326
Excess tax benefit from share—based compensation		—	6,896	—	—	6,896
Issuance of common stock pursuant to exercise of options, net of tax	467,800	6	2,752	—	—	2,758
Stock-based compensation	—	—	736	—	—	736

Balance at September 30, 2011	12,702,516	128	57,382	119,333	170	177,013
Net income	—	—	—	35,118	—	35,118
Other comprehensive income	—	—	—	—	(395)	(395)
Excess tax benefit from share—based compensation		—	1,131	—	—	1,131
Issuance of common stock pursuant to exercise of options, net of tax	99,644	—	1,358	—	—	1,358
Stock-based compensation	—	—	762	—	—	762

Balance at September 30, 2012	12,802,160	$128	$60,633	$154,451	$(225)	$214,987

The accompanying notes are an integral part of the consolidated financial statements.

Geospace Technologies Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	YEAR ENDED SEPTEMBER 30,
	2012	2011	2010
Cash flows from operating activities:
Net income	$35,118	$29,711	$14,082
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense (benefit)	808	(718)	(1,416)
Depreciation	9,348	6,769	4,921
Amortization	239	278	263
Accretion of discounts on short-term-investments	208	—	—
Stock-based compensation	762	736	445
Bad debt expense (recovery)	118	128	(479)
Inventory obsolescence expense	1,793	4,608	2,872
Gross profit from sale of used rental equipment	(9,992)	(11,165)	(385)
Loss on early extinguishment of debt	—	—	137
(Gain) loss on disposal of property, plant and equipment	(34)	—	184
Realized loss on short-term investments	1	27	—
Effects of changes in operating assets and liabilities:
Trade accounts and notes receivable	3,781	2,006	(2,678)
Inventories	(15,630)	(29,528)	6,673
Other current assets	(293)	(2,539)	(855)
Accounts payable	12,151	1,227	(879)
Accrued expenses and other	576	787	4,157
Deferred revenue	7,897	(558)	948
Income taxes payable	873	(1,656)	1,898
Prepaid income taxes	(4,500)	1,023	(1,110)

Net cash provided by operating activities	43,224	1,136	28,778

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,013)	(4,730)	(2,224)
Proceeds from the sale of property, plant and equipment	17	1	11
Investment in rental equipment	(31,716)	(15,414)	(3,893)
Proceeds from the sale of used rental equipment	24,184	19,917	1,243
Purchases of short-term investments	(16,823)	(4,926)	—
Proceeds from the sale of short-term investments	2,030	—	—

Net cash used in investing activities	(26,321)	(5,152)	(4,863)

Cash flows from financing activities:
Principal payments under mortgage loans	—	(7,700)	(1,848)
Penalty for early extinguishment of debt	—	—	(137)
Excess tax benefits from stock-based compensation	1,131	6,896	1,128
Proceeds from exercise of stock options and other	1,358	2,758	2,187

Net cash provided by financing activities	2,489	1,954	1,330

Effect of exchange rate changes on cash	(28)	(3)	(363)

Increase (decrease) in cash and cash equivalents	19,364	(2,065)	24,882
Cash and cash equivalents, beginning of fiscal year	31,388	33,453	8,571

Cash and cash equivalents, end of fiscal year	$50,752	$31,388	$33,453

The accompanying notes are an integral part of the consolidated financial statements.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies:

The Company

Geospace Technologies Corporation (“Geospace”), formerly known as OYO Geospace Corporation, designs and manufactures instruments and equipment used in the acquisition and processing of seismic data as well as in the characterization and monitoring of producing oil and gas reservoirs. Geospace and its subsidiaries are referred to collectively as the “Company”. The Company also manufactures and distributes thermal imaging equipment and dry thermal film products to a variety of markets including the screenprint, point of sale, signage and textile markets.

As of September 30, 2012 and 2011, OYO Corporation U.S.A. (“OYO USA”) owned 0% and 20.3%, respectively, of Geospace’s common stock. OYO USA is a wholly owned subsidiary of OYO Corporation, a Japanese corporation (“OYO Japan”). In February 2012, OYO USA sold their remaining ownership stake in Geospace and, subsequently, Geospace is no longer affiliated with OYO USA or OYO Japan. Effective October 1, 2012, the Company’s name was changed from OYO Geospace Corporation to Geospace Technologies Corporation.

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

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Short-term Investments

The Company classifies its short-term investments consisting of corporate bonds, government bonds and other such similar investments as available-for-sale securities. Available-for-sale securities are carried at fair market value with net unrealized holding gains and losses reported each period as a component of comprehensive income in stockholders’ equity. The Company’s short-term investments have contractual maturities ranging from October 2012 to May 2015. See note 2 for additional information.

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts that, at times, exceed federally insured limits. Management of the Company believes that the financial strength of the financial institutions holding such deposits minimizes the credit risk of such deposits.

The Company sells products to customers throughout the United States and various foreign countries. The Company’s normal credit terms for trade receivables are 30 days. In certain situations, credit terms may be extended to 60 days or longer. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for its trade receivables. Additionally, the Company provides long-term financing in the form of promissory notes when competitive conditions require such financing. In such cases, the Company may require collateral. Allowances are recognized for potential credit losses. At September 30, 2012, the Company had one customer comprising 17.7% of the Company’s trade accounts receivable. At September 30, 2011, the Company had two customers comprising 15.5% and 13.3%, respectively, of the Company’s trade accounts receivable. The Company had two customers comprising 60.4% and 39.6% of its notes receivable balance at September 30, 2012. The Company had one customer comprising 88.3% of its notes receivable balance at September 30, 2011. One customer comprised 17.7% of the Company’s revenues during fiscal year 2012. Two customers comprised 20.2% and 11.1% of the Company’s revenues during fiscal year 2011. One customer comprised 13.2% of the Company’s revenues during fiscal year 2010.

The Company has a subsidiary located in the Russian Federation. Therefore, the Company’s financial results may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions or changes in political climate within the Russian Federation. The Company’s consolidated balance sheet at September 30, 2012 and 2011 reflected approximately $6.3 million and $6.4 million, respectively, of net working capital related to this subsidiary. This subsidiary receives a substantial portion of its revenues and pays its expenses primarily in rubles. During the fiscal years ended September 30, 2012 and 2011, this subsidiary received approximately $4.1 million and $5.2 million, respectively, of its revenues in U.S. dollars as a result of intercompany sales to the Company’s subsidiary located in the United States. To the extent that transactions of this subsidiary are settled in rubles, a devaluation of the ruble versus the United States dollar could reduce any contribution from this subsidiary to its consolidated results of operations as reported in U.S. dollars. The Company does not hedge the market risk with respect to its operations in the Russian Federation; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of rubles versus U.S. dollars to the extent such disruptions result in any reduced valuation of the subsidiary’s net working capital or future contributions to its consolidated results of operations.

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

Geospace Technologies Corporation and Subsidiaries

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

Patents

Patents are amortized over the legal life of the patent or the estimated useful life of the patent, whichever is shorter. Patent amortization expense was approximately $0.2 million during each of fiscal years 2012, 2011 and 2010. Patent amortization expense is estimated to be approximately $80,000 for the fiscal year ending September 30, 2013.

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

Goodwill

For the fiscal year ended September 30, 2012, the Company follows simplified procedures for analyzing goodwill impairment. The guidance on the testing of goodwill for impairment provides the option to first assess qualitative factors to determine if the annual two-step test of goodwill for impairment must be performed. If, based on the qualitative assessment of events or circumstances, an entity determines it is more likely than not that the goodwill fair value is more than its carrying amount then it is not necessary to perform the two-step impairment test. However, if an entity concludes otherwise, then the two-step impairment test must be performed to identify potential impairment and to measure the amount of goodwill impairment, if any. The Company determined that it is more likely than not that the fair value of its goodwill was more than its carrying amount and the two-step process was not necessary for the fiscal year ended September 30, 2012.

Revenue Recognition

The Company primarily derives revenue from the sale and short-term rental under operating leases, of products. The Company’s products are produced in a standard manufacturing operation. The Company recognizes revenue from product sales when (i) title passes to the customer, (ii) the customer assumes risks and

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

rewards of ownership, (iii) the product sales price has been determined, (iv) collectability of the sales price is reasonably assured, and (v) product delivery occurs as directed by our customer. The Company’s products are generally sold without any customer acceptance provisions and our standard terms of sale do not allow customers to return products for credit. The Company recognizes rental revenues as earned over the rental period. Rentals of the Company’s equipment generally range from daily rentals to rental periods of up to six months or longer. Service revenues are recognized when services are rendered and are generally priced on a per day rate. Except for certain of the Company’s reservoir characterization products, our products are generally sold without any customer acceptance provisions and the Company’s standard terms of sale do not allow customers to return products for credit.

The Company expects to utilize the percentage-of-completion method (the “POC Method”) to recognize revenues and costs on future contracts having the following characteristics:

•	the contract requires significant custom designs for customer specific applications;

•	the product design requires significant engineering efforts;

•	the contract requires the customer to make progress payments during the contract term, and;

•	the contract requires at least 90-days of engineering and manufacturing effort.

The POC Method will require the Company’s senior management to make estimates, at least quarterly, of the (i) total costs of the contract, (ii) manufacturing progress against the contract and (iii) the estimated cost to complete the contract. These estimates will impact the amount of revenue and gross profit the Company will recognize for each reporting period. Significant estimates that may affect future cost to complete a contract include the cost and availability of raw materials and component parts, engineering services, manufacturing equipment, labor, manufacturing capacity, factory productivity, contract penalties and disputes, product warranties and other contingent factors. The cumulative impact of periodic revisions to the future cost to complete a contract will be reflected in the period in which these changes become known, including, to the extent required, the recognition of losses at the time such losses are known and estimable on contracts in progress. Due to the various estimates inherent in the POC Method, actual results could differ from those estimates.

Most of the Company’s products do not require installation assistance or sophisticated instruction. The Company offers a standard product warranty, which obligates it to repair or replace equipment with manufacturing defects. The Company maintains a reserve for future warranty costs based on historical experience or, in the absence of historical experience, management estimates.

The Company records bill and hold arrangements consistent with guidance around bill and hold arrangements. As of September 30, 2012 and 2011, the Company had no sales under bill and hold arrangements.

Deferred Revenue

The Company records deferred revenue when funds are received prior to the recognition of the associated revenue.

Research and Development Costs

The Company expenses research and development costs as incurred. Research and development costs include salaries, employee benefit costs, department supplies, direct project costs and other related costs.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Product Warranties

The Company offers a standard product warranty obligating it to repair or replace products with manufacturing defects. The Company maintains a reserve for future warranty costs based on historical experience or, in the absence of historical product experience, management’s estimates. Changes in the warranty reserve are contained in the following table (in thousands):

Balance at October 1, 2010	$1,378
Accruals for warranties issued during the year	2,675
Settlements made (in cash or in kind) during the year	(1,930)

Balance at September 30, 2011	2,123
Accruals for warranties issued during the year	1,354
Settlements made (in cash or in kind) during the year	(1,169)

Balance at September 30, 2012	$2,308

Stock-Based Compensation

The Company expenses the grant date fair value of equity awards over the requisite service period. The Company uses the Black-Scholes model to value its new stock option grants. The share-based payment framework also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation. In addition, the share-based payment framework requires the Company to reflect the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash inflow. The Company recorded stock-based compensation expense of $0.8 million, $0.7 million and $0.4 million for the fiscal years ended September 30, 2012, 2011 and 2010, respectively.

There were no stock options granted during fiscal years 2012 and 2011 and 126,000 stock options were granted during fiscal year 2010. The fair value of options granted during the fiscal year ended September 30, 2010 was estimated using the Black-Scholes option-pricing model using the following data:

Dividend yield rate	0%
Risk-free interest rate	2.4%
Expected volatility	56.6%
Expected option term	6.25 years

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

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Shipping and Handling Costs

Amounts billed to a customer in a sales transaction related to reimbursable shipping and handling costs are included in revenues and the associated costs incurred by the Company for reimbursable shipping and handling expenses are reported in cost of sales. The Company had shipping and handling expenses of $1.0 million, $0.7 million and $0.7 million for each of the fiscal years ended September 30, 2012, 2011 and 2010, respectively.

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

Subsequent Events

In November 2012, the Company purchased a new facility located at 6410 Langfield Road in Houston, Texas (the “Langfield Facility”). The Langfield Facility includes a 30,000 square foot building located on 3.4 acres of land and the cost was approximately $2.5 million. In December 2012, the Company purchased a new facility in Bogota, Colombia (the “Bogota Facility”). The Bogota Facility includes a 19,000 warehouse and office building with a purchase price of approximately $1.6 million. The purchase of the Bogota Facility is in connection with the Company’s continued expansion into Colombia and the South American market during fiscal year 2013. The Company may acquire additional properties as needed to facilitate its increased business.

2. Short-term Investments

	As of September 30, 2012 (in thousands)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate	$11,072	$37	$—	$11,109
Government	8,842	9	—	8,851

Total	$19,914	$46	$—	$19,960

	As of September 30, 2011 (in thousands)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate	$3,890	$—	$(18)	$3,872
Government	1,054	—	—	1,054

Total	$4,944	$—	$(18)	$4,926

Accumulated other comprehensive income (loss) reflected on the balance sheet at September 30, 2012 and 2011 includes unrealized gains (net of tax) of $30,000 and unrealized losses (net of tax) of $12,000, respectively.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

3. Fair Value of Financial Instruments

At September 30, 2012, the Company’s financial instruments included cash and cash equivalents, short-term investments, trade and other receivables, other current assets, accounts payable and other current liabilities. Due to the short-term maturities of cash and cash equivalents, trade and other receivables, other current assets, accounts payable and other current liabilities, the carrying amounts approximate fair value on the respective balance sheet dates.

The Company measures short-term investments and derivatives at fair value on a recurring basis. The fair value measurement of the Company’s short-term investments was determined using the following inputs:

	As of September 30, 2012 (in thousands)
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)
Short-term investments:
Corporate bonds	$11,109	$11,109	$—	$—
Government bonds	8,851	8,851	—	—
Foreign currency forward contract	(215)	—	(215)	—

Total	$19,745	$19,960	$(215)	$—

	As of September 30, 2011 (in thousands)
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)
Short-term investments:
Corporate bonds	$3,872	$3,872	$—	$—
Government bonds	1,054	1,054	—	—

Total	$4,926	$4,926	$—	$—

4. Derivative Financial Instruments

The Company entered into foreign currency hedge arrangements during fiscal year ended September 30, 2012. At September 30, 2012, the Company’s Canadian subsidiary had $29.7 million of U.S. dollar denominated intercompany accounts payable owed to the Company’s U.S. subsidiaries. In order to mitigate its exposure to movements in foreign currency rates between the U.S. dollar and Canadian dollar, the Company entered into an $18.0 million foreign currency forward contract to hedge a portion of the Canadian subsidiary’s U.S. dollar denominated debt. This contract reduces the impact on cash flows from movements in the Canadian dollar/U.S. dollar currency exchange rate. At September 30, 2012, the Company had accrued unrealized foreign exchange losses of $0.4 million under this contract.

The following table summarizes the gross fair value of all derivative instruments, which are not designated as hedging instruments and their location in the Consolidated Balance Sheets:

(In thousands)
Liability Derivatives
Derivative Instrument	Location	September 30, 2012
Foreign Currency Exchange Contracts	Accrued Expenses	215

		$215

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the impact of the Company’s derivatives on the consolidated statements of operations for the years ended September 30, 2012:

(In thousands)
Amount of Loss Recognized in Income for the Year Ended
Derivative Instrument	Location	September 30, 2012
Foreign Currency Exchange Contracts	Other Income (loss)	(394)

		$(394)

5. Accumulated Other Comprehensive Income (Loss):

Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2012	2011
Change in unrealized gains (losses) on available- for-sale securities (net of tax)	$30	$(12)
Foreign currency translation adjustments	(255)	182

	$(225)	$170

6. Inventories:

Inventories consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2012	2011
Finished goods and sub-assemblies	$32,845	$20,430
Work in progress	19,585	14,255
Raw materials	40,788	47,257
Obsolescence reserve	(9,324)	(9,552)

	$83,894	$72,390

Inventory obsolescence expense was approximately $1.8 million, $4.6 million and $2.9 million during fiscal years 2012, 2011 and 2010, respectively.

7. Accounts and Notes Receivable:

The Company’s current trade accounts receivable consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2012	2011
Trade accounts receivable	$16,509	$20,172
Allowance for doubtful accounts	(280)	(411)

	$16,229	$19,761

Geospace Technologies Corporation and Subsidiaries

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

Notes receivable are reflected in the following table (in thousands):

	September 30, 2012	September 30, 2011
Notes receivable	$5,493	$5,806
Allowance for doubtful notes	—	—

	5,493	5,806
Less current portion	3,806	2,100

	$1,687	$3,706

Notes receivable are generally collateralized by the products sold, and bear interest at rates ranging up to 11.0% per year. The notes receivable of $5.5 million will be mature at various times through December 2015. The Company has, on occasion, extended or renewed notes receivable as they mature, but there is no obligation to do so.

8. Rental Equipment:

Rental equipment consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2012	2011
Rental equipment, primarily geophones and related products	$39,766	$21,250
Accumulated depreciation	(11,913)	(9,305)

	$27,853	$11,945

Rental equipment depreciation expense was $5.5 million, $2.8 million and $1.1 million in fiscal years 2012, 2011 and 2010, respectively. We transferred $2.0 million and $0.3 million of inventories to our rental equipment during fiscal years 2012 and 2011 which had a non-cash impact.

9. Property, Plant and Equipment:

Property, plant and equipment consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2012	2011
Land and land improvements	$3,261	$3,230
Buildings and building improvements	26,582	24,520
Machinery and equipment	37,067	33,723
Furniture and fixtures	1,237	1,059
Transportation equipment	30	30
Tools and molds	498	359
Construction in progress	1,100	3,595

	69,775	66,516
Accumulated depreciation	(35,342)	(31,824)

	$34,433	$34,692

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Property, plant and equipment depreciation expense was $3.8 million, $3.9 million and $3.8 million in fiscal years 2012, 2011 and 2010, respectively.

10. Notes Payable and Long-Term Debt:

The Company did not have any outstanding notes payable or long-term debt at September 30, 2012 and 2011.

On March 2, 2011, the Company entered into a new credit agreement (as amended, the “Credit Agreement”) with a bank. Under the Credit Agreement, the Company can borrow up to $25.0 million principally secured by its accounts receivable, inventories and equipment. In addition, certain domestic subsidiaries of the Company have guaranteed the obligations of the Company under the Credit Agreement and such subsidiaries have secured the obligations by the pledge of certain of the assets of such subsidiaries. The New Credit Agreement expires on March 2, 2014. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial ratios, restricts the Company and its subsidiaries’ ability to pay cash dividends and contains other covenants customary in agreements of this type. The interest rate for borrowings under the New Credit Agreement is a LIBOR based rate with a margin spread of 250-350 basis points depending upon the maintenance of certain ratios. At September 30, 2012, the Company was in compliance with all covenants. At September 30, 2012 and 2011, there were no borrowings outstanding under the Credit Agreement, standby letters of credit outstanding in the amount of $0.2 million and additional borrowings available were $24.8 million.

11. Accrued Expenses and Other Current Liabilities:

Accrued expenses and other current liabilities consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2012	2011
Employee bonuses	$5,736	$4,167
Product warranty	2,308	2,123
Compensated absences	1,266	1,206
Legal and professional fees	502	475
Payroll	674	198
Property taxes	1,386	1,215
Medical claims	470	372
Other	1,636	1,628

	$13,978	$11,384

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

12. Employee Benefits:

The Company’s employees are participants in the Geospace Technologies Corporation’s Employee’s 401(k) Retirement Plan (the “Plan”), which covers substantially all eligible employees in the United States. The Plan is a qualified salary reduction plan in which all eligible participants may elect to have a percentage of their

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

compensation contributed to the Plan, subject to certain guidelines issued by the Internal Revenue Service. The Company’s share of discretionary matching contributions was approximately $0.7 million, $0.6 million and $0.5 million in fiscal years 2012, 2011 and 2010, respectively.

The Company’s stock incentive plans in which employees may participate are discussed in Note 13 to these Consolidated Financial Statements.

The Company’s employees are also participants in the Geospace Technologies Corporation Fiscal Year 2012 Bonus Plan (the “Bonus Plan”). Every employee of the Company is eligible to participate in Tier I of the Bonus Plan except for its employees in the Russian Federation, who participate in a local plan. Under Tier I, employees share proportionally in the Company’s profit based on each employee’s relative payroll. The Tier I bonus pool is established by accruing 14.5% of consolidated pretax profits (before bonus) above a specified range. Selected employees are eligible to participate in Tier II of the Bonus Plan, which applies after Tier I is fully funded. The Tier II Bonus pool is established by accruing 14.5% of consolidated pretax profits (before bonus) within a specified range. Under Tier II, participants share in the bonus pool based on their respective working groups meeting predefined goals. The Company recorded bonus expense of $5.7 million, $4.2 million and $3.3 million for the fiscal years 2012, 2011 and 2010, respectively.

13. Stockholders’ Equity:

In September 1997, the board of directors and stockholders approved the 1997 Key Employee Stock Option Plan (the “Employee Plan”) and, following amendments thereto, there has been reserved an aggregate of 2,250,000 shares of common stock for issuance thereunder. In November 1997, the board of directors and stockholders approved the Company’s 1997 Non-Employee Director Plan (the “Director Plan”) and following an amendment thereto, there has been reserved an aggregate of 300,000 shares of common stock for issuance thereunder. At September 30, 2012, the shares of common stock available for grant under the Employee Plan and Director Plan were 183,350 and 91,442, respectively.

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

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

Effective November 5, 1999, the board of directors approved the Geospace Technologies Corporation 1999 Broad-Based Option Plan (the “Broad-Based Plan”) and reserved an aggregate of 100,000 shares for issuance thereunder. Under the Broad-Based Plan, the Company is authorized to issue to all employees (except executive officers and employee directors) nonqualified stock options to purchase common stock of the Company. These options have a term not to exceed ten years. The exercise price of any broad-based option may not be less than the fair market value of the common stock on the date of grant. These options vest over a one-year period commencing on the date of grant. There were 38,000 shares available for grant under this plan at September 30, 2012.

A summary of the activity with respect to stock options is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2009	936,500	7.05
Granted	126,000	25.04
Exercised	(244,900)	8.93
Forfeited	(200)	5.63
Expired	—	—

Outstanding at September 30, 2010	817,400	9.26
Granted	—	—
Exercised	(467,800)	5.89
Forfeited	(4,000)	8.78
Expired	—	—

Outstanding at September 30, 2011	345,600	13.82
Granted	—	—
Exercised	(99,644)	13.63
Forfeited	—	—
Expired	—	—

Outstanding at September 30, 2012	245,956	13.90

The number of stock options vested during fiscal years 2012, 2011 and 2010 were 102,500, 104,500 and 75,500, respectively. The fair values of stock options vested during fiscal years 2012, 2011 and 2010 were $0.7 million, $0.3 million and $29,000, respectively.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes information about stock options outstanding and exercisable at September 30, 2012:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Term (in years)	Weighted Average Exercise Price	Intrinsic Value	Shares	Weighted Average Remaining Term (in years)	Weighted Average Exercise Price	Intrinsic Value
$ 0 to $6.75	17,200	0.47	$4.30	$978,841	17,200	0.47	$4.30	$978,841
$6.76 to $9.99	144,756	6.2	8.78	7,588,833	73,756	6.2	8.78	3,866,658
$10.00 to $26.98	84,000	7.7	24.70	3,066,555	21,000	7.7	23.67	788,180

	245,956	6.3	13.90	11,634,229	111,956	5.6	10.88	5,633,679

The total intrinsic value of options exercised during fiscal years were 2012, 2011 and 2010 were $4.0 million, $20.8 million and $2.2 million, respectively. As of September 30, 2012 total unvested compensation expense associated with stock options amounted to $0.7 million and will be recognized over the next two fiscal years.

In October 2012, the Company implemented a 2-for-1 split of its common stock effected in the legal form of a stock dividend. Other than the disclosure of the authorized number of shares of the Company’s common stock, all share and per-share disclosures have been adjusted for all periods presented in the consolidated financial statements to give effect to the stock split. Common stock and additional paid-in-capital at September 30, 2012, 2011 and 2010 has been adjusted to reflect the effect of the stock split.

14. Income Taxes:

Components of income before income taxes were as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2012	2011	2010
United States	$50,819	$43,414	$21,404
Foreign	1,043	1,205	(502)

	$51,862	$44,619	$20,902

The provision (benefit) for income taxes consisted of the following (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2012	2011	2010
Current:
Federal	$15,543	$15,281	$8,131
Foreign	24	66	(109)
State	369	279	214

	15,936	15,626	8,236

Deferred:
Federal	413	(1,228)	(1,394)
Foreign	395	510	(22)

	808	(718)	(1,416)

	$16,744	$14,908	$6,820

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Actual income tax expense (benefit) differs from income tax expense computed by applying the statutory federal tax rate of 35.0% for each of the fiscal years ended September 30, 2012, 2011 and 2010 as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2012	2011	2010
Provision for U.S. federal income tax at statutory rate	$18,153	$15,617	$7,313
Effect of foreign income taxes	(140)	(244)	(19)
Manufacturers’/producers’ deduction	(1,868)	(921)	(504)
Research and experimentation tax credits	(99)	(750)	(27)
State income taxes, net of federal income tax benefit	240	181	139
Nondeductible expenses	165	504	197
Resolution of prior years’ tax matters	544	(116)	(121)
Contingency for uncertainty in income taxes	(335)	632	(123)
Other items	84	5	(35)

	$16,744	$14,908	$6,820

	32.3%	33.4%	32.6%

Deferred income taxes under the liability method reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income tax asset were as follows (in thousands):

	AS OF SEPTEMBER 30, 2012			AS OF SEPTEMBER 30, 2011
	U. S.	Non U.S.	Total	U. S.	Non U.S.	Total
Deferred income tax assets:
Allowance for doubtful accounts	$47	$3	$50	$97	$2	$99
Inventories	4,472	(28)	4,444	4,335	—	4,335
Capitalized research and development costs	89	—	89	355	—	355
Property, plant and equipment and other	—	1	1	—	71	71
Net operating loss carryforwards, tax credits and deferrals	—	393	393	—	433	433
Stock-based compensation	347	—	347	333	—	333
Accrued product warranty	787	12	799	723	11	734
Accrued compensated absences	443	—	443	408	—	408
Insurance and other reserves	938	27	965	788	31	819

	7,123	408	7,531	7,039	548	7,587
Deferred income tax liabilities:
Allowance for doubtful accounts	—	(122)	(122)	—	(120)	(120)
Intangible assets	(144)	—	(144)	(58)	—	(58)
Comprehensive income	121	—	121	(92)	—	(92)
Property, plant and equipment and other	(3,056)	(201)	(3,257)	(2,645)	—	(2,645)

Subtotal deferred income tax asset	4,044	85	4,129	4,244	428	4,672
Valuation allowance	—	(87)	(87)	—	—	—

Net deferred income tax asset	$4,044	$(2)	$4,042	$4,244	$428	$4,672

The Company has net operating losses of $2.0 million at its Russian subsidiary that can be carried forward six years. Such net operating losses will expire beginning after fiscal year 2015. The Company has a $0.1 million valuation allowance that applies to the net operating losses.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Deferred income taxes are reported as follows in the accompanying consolidated balance sheets (in thousands):

	AS OF SEPTEMBER 30,
	2012	2011
Current deferred income tax asset	$6,689	$6,356
Noncurrent deferred income tax asset	307	505
Current deferred income tax liability	(111)	(82)
Noncurrent deferred income tax liability	(2,843)	(2,107)

	$4,042	$4,672

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. During the year ended September 30, 2012, a valuation allowance of $87,000 was established against certain deferred tax assets of the Company’s subsidiary in the Russian Federation. Management believes that its remaining deductible temporary differences will reverse during periods in which the Company generates net taxable income or during periods in which losses can be carried back to offset prior year taxes. Therefore, management believes that the Company will realize the benefit of these remaining net deferred income tax assets, and no further valuation allowance is necessary.

The financial reporting bases of investments in foreign subsidiaries exceed their tax bases. A deferred tax liability is not recorded for this temporary difference because the investment is essentially permanent. A reversal of the Company’s plans to permanently invest in these foreign operations would cause the excess to become taxable. At September 30, 2012 and 2011, the temporary difference related to undistributed earnings for which no deferred taxes have been provided was approximately $15.2 million and $14.6 million, respectively. The Company will need to reassess and reassert its ability and intent to indefinitely reinvest the remaining foreign earnings in order to continue the application of the exception under FASB guidelines.

From time to time the Company is the subject of audits by various tax authorities that can result in claims and assessments and additional tax payments, penalties and interest. The United States Internal Revenue Service (“IRS”) is in the process of conducting an audit of the Company’s United States Federal income tax return for fiscal year 2009. Management believes that the outcome of such audit will not have a material effect on the Company’s financial position, results of operations or cash flows.

The Company follows the provisions of the FASB guidance for accounting for uncertainty in income taxes. The Company classifies interest and penalties associated with the payment of income taxes in the Other Income (Expense) section of its consolidated statements of operations. Tax return filings which are subject to review by local tax authorities by major jurisdiction are as follows:

•	United States—fiscal years ended September 2007,2008, 2009, 2010, 2011 and 2012

•	State of Texas—fiscal years ended September 2008, 2009, 2010, 2011 and 2012

•	State of New York—fiscal years 2001, 2002, 2003, 2004, 2005, 2006, 2007, 2008, 2009, 2010, 2011 and 2012

•	Russian Federation—calendar years 2009, 2010, 2011 and 2012

•	Canada—fiscal years ended September 2008, 2009, 2010, 2011 and 2012

•	United Kingdom—fiscal years 2008, 2009, 2010, 2011 and 2012

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following table is a reconciliation of the total amounts of unrecognized tax benefits (in thousands):

Balance at October 1, 2009	$241
Change in prior year tax positions	(73)
Current tax positions	77
Lapse of statute of limitations	(25)

Balance at September 30, 2010	220
Change in prior year tax positions	581
Current tax positions	61
Lapse of statute of limitations	(10)

Balance at September 30, 2011	852
Change in prior year tax positions	(420)
Current tax positions	63
Settlements with taxing authorities	(145)
Lapse of statute of limitations	5

Balance at September 30, 2012	$355

The Company believes that is reasonably possible the unrecognized tax benefits could change within the next 12 months based on the resolution of on-going income tax audits. At this time it is not possible to determine the range of such changes. These unrecognized tax benefits would favorably affect the Company’s effective tax rate in future periods if they are favorably resolved.

Management believes that adequate provisions for income taxes have been reflected in the financial statements and is not aware of any significant exposure items that have not been reflected in the financial statements. Amounts considered probable of settlement within one year have been included in the accrued expenses and other liabilities in the accompanying consolidated balance sheets.

15. Earnings Per Common Share:

Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined on the assumption that outstanding dilutive stock options have been exercised and the aggregate proceeds as defined were used to reacquire common stock using the average price of such common stock for the period. Other than the disclosure of the authorized number of shares of the Company’s common stock, all share and per-share disclosures have been adjusted for all periods presented in the consolidated financial statements to give effect to the recent 2-for-1 stock split.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the calculation of weighted average common shares and common equivalent shares outstanding for purposes of basic and diluted earnings per share (in thousands, except share and per share amounts):

	YEAR ENDED SEPTEMBER 30,
	2012	2011	2010
Net income	$35,118	$29,711	$14,082
Weighted average common shares and common share equivalents:
Common shares	12,735,520	12,441,313	12,062,627
Common share equivalents	100,719	131,334	323,409

Total weighted average common shares and common share equivalents	12,836,239	12,572,647	12,386,036

Earnings per share:
Basic	$2.76	$2.39	$1.17

Diluted	$2.74	$2.36	$1.14

Options totaling zero, zero and 126,000 of common stock in fiscal years 2012, 2011 and 2010 respectively, were not included in the calculation of weighted average shares for diluted earnings per share because their effects were antidilutive.

16. Related Party Transactions:

In February 2012, OYO USA sold its remaining ownership stake in the Company and, subsequently, the Company is no longer affiliated with OYO USA or OYO Japan. In this regard, effective October 1, 2012, the Company changed its name from OYO Geospace Corporation to Geospace Technologies Corporation.

Sales to OYO Japan and other affiliated companies were $0.2 million (prior to the stock sale), $1.3 million and $0.8 million during fiscal years 2012, 2011 and 2010, respectively. Purchases of inventory from OYO Japan and other affiliated companies were $15,000 (prior to the stock sale), $0.2 million and $0.2 million in fiscal years 2012, 2011 and 2010, respectively.

17. Commitments and Contingencies:

Operating Leases

The Company only leases office space and certain equipment under short-term operating leases; therefore, the Company does not have future minimum rental commitments under long-term noncancelable operating leases. Rent expense was approximately $53,000, $10,000 and $18,000 during fiscal years 2012, 2011 and 2010, respectively.

Legal Proceedings

The Company is involved in various pending or potential legal actions in the ordinary course of our business. Management is unable to predict the ultimate outcome of these actions, because of the inherent uncertainty of litigation. However, management believes that the most probable, ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

18. Supplemental Cash Flow Information:

Supplemental cash flow information is as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2012	2011	2010
Cash paid for:
Interest	$10	$44	$253
Income taxes	14,068	12,966	5,289
Noncash investing and financing activities:
Accrued capital expenditures	—	2	34
Inventory transferred to fixed assets	2,000	200	280

19. Segment and Geographic Information:

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

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following tables summarize the Company’s segment information:

	YEAR ENDED SEPTEMBER 30,
	2012	2011	2010
Net sales:
Seismic	$178,221	$158,653	$114,774
Thermal Solutions	12,642	13,519	12,955
Corporate	801	798	804

Total	191,664	172,970	128,533

Income (loss) from operations:
Seismic	59,455	53,477	28,955
Thermal Solutions	1,014	(37)	397
Corporate	(9,604)	(9,035)	(8,244)

Total	50,865	44,405	21,108

Depreciation, amortization and stock-based compensation:
Seismic	8,533	5,990	3,995
Thermal Solutions	320	345	375
Corporate	1,496	1,448	1,259

Total	10,349	7,783	5,629

Interest income:
Seismic	581	139	165
Thermal Solutions	5	—	—
Corporate	157	128	89

Total	743	267	254

Interest expense:
Seismic	199	—	—
Thermal Solutions	—	—	—
Corporate	—	43	238

Total	199	43	238

*	The Company’s manufacturing operations for its Seismic and Thermal Solutions business segments are combined. Therefore, the Company does not segregate and report separate balance sheet accounts for these segments. As a result, the Company does not report business segment balance sheet information.

“Corporate” net sales consists of rental revenue earned from an operating lease of a surplus building located in Houston, Texas. “Corporate” loss from operations primarily consists of the Company’s Houston headquarter general and administrative expenses.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The Company generates product sales and rentals from its subsidiaries in the United States, Canada, the Russian Federation and the United Kingdom. Sales information for the Company is as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2012	2011	2010
United States	$216,741	$155,781	$127,972
Canada	23,741	8,966	3,706
Russian Federation	9,837	10,144	7,973
United Kingdom	4,064	4,883	3,432
Eliminations	(62,719)	(6,804)	(14,550)

	$191,664	$172,970	$128,533

Summaries of net sales by geographic area for fiscal years 2012, 2011 and 2010 are as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2012	2011	2010
Asia (excluding Middle East)	$10,753	$22,772	$11,684
Canada	59,602	13,158	6,011
Europe	3,043	34,278	13,375
Middle East	8,542	6,588	9,441
United States	102,378	92,368	85,423
Other	7,346	3,806	2,599

	$191,664	$172,970	$128,533

Net sales are attributed to countries based on the ultimate destination of the product sold, if known. If the ultimate destination is not known, net sales are attributed to countries based on the geographic location of the initial shipment.

Long-lived assets were as follows (in thousands):

	AS OF SEPTEMBER 30,
	2012	2011
United States	$35,577	$43,992
Canada	29,696	5,135
Russian Federation	5,760	4,108
United Kingdom	442	471
China	11	8

	$71,486	$53,714

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

20. Selected Quarterly Information (Unaudited):

The following table represents summarized data for each of the quarters in fiscal years 2012 and 2011 (in thousands, except per share amounts):

	2012
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$36,949	$55,201	$56,233	$43,281
Gross profit	13,349	22,963	25,060	20,658
Income from operations	6,194	15,601	16,472	12,598
Other income (expense), net	326	(14)	351	334
Net income	4,266	10,736	11,431	8,685
Basic earnings per share	$0.33	$0.84	$0.90	$0.68

Diluted earnings per share	$0.33	$0.83	$0.89	$0.68

	2011
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$32,805	$46,368	$50,696	$43,101
Gross profit	12,780	20,556	21,684	19,093
Income from operations	6,049	13,511	13,048	11,797
Other income (expense), net	94	25	(44)	139
Net income	3,589	9,207	8,702	8,213
Basic earnings per share	$0.28	$0.74	$0.71	$0.67

Diluted earnings per share	$0.28	$0.72	$0.69	$0.65

Schedule II

Geospace Technologies Corporation and Subsidiaries

Valuation and Qualifying Accounts

(In Thousands)

	Balance at Beginning of Period	Charged to Costs And Expenses	Charged to Other Assets	(Deductions) And Additions	Balance at End of Period
Year ended September 30, 2012
Allowance for doubtful accounts on accounts and notes receivable	$411	$118	$—	$(249)	$280

Year ended September 30, 2011
Allowance for doubtful accounts on accounts and notes receivable	334	128	—	(51)	411

Year ended September 30, 2010
Allowance for doubtful accounts on accounts and notes receivable	848	(479)	—	(35)	334

	Balance at Beginning of Period	Charged to Costs And Expenses	Charged to Other Assets	(Deductions) And Additions	Balance at End of Period
Year ended September 30, 2012
Inventory obsolescence reserve	$9,552	$1,793	$—	$(2,021)	$9,324

Year ended September 30, 2011
Inventory obsolescence reserve	6,645	4,608	—	(1,701)	9,552

Year ended September 30, 2010
Inventory obsolescence reserve	4,613	2,872	—	(840)	6,645