Form 10-Q
period 2012-12-31
GEOSPACE TECHNOLOGIES CORP
filed 2013-02-07
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended December 31, 2012

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

There were 12,858,216 shares of the Registrant’s Common Stock outstanding as of the close of business on January 31, 2013.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2012	September 30, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$44,886	$50,752
Short-term investments	19,692	19,960
Trade accounts receivable, net	22,676	16,229
Current portion of notes receivable, net	3,534	3,806
Inventories, net	97,316	83,894
Costs and estimated earnings in excess of billings	6,325	—
Deferred income tax assets	6,437	6,689
Other current assets	9,764	5,898

Total current assets	210,630	187,228

Rental equipment, net	33,226	27,853
Property, plant and equipment, net	39,901	34,433
Goodwill	1,843	1,843
Non-current deferred income tax assets	431	307
Non-current notes receivable, net	1,236	1,687
Prepaid income taxes	6,710	5,479
Other assets	122	192

Total assets	$294,099	$259,022

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable trade	$17,347	$17,187
Accrued expenses and other current liabilities	13,722	13,978
Deferred revenue	10,800	8,641
Deferred income tax liabilities	142	111
Income tax payable	9,729	1,275

Total current liabilities	51,740	41,192

Non-current deferred income tax liabilities	3,285	2,843

Total liabilities	55,025	44,035

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock	129	128
Additional paid-in capital	62,408	60,633
Retained earnings	176,464	154,451
Accumulated other comprehensive income (loss)	73	(225)

Total stockholders’ equity	239,074	214,987

Total liabilities and stockholders’ equity	$294,099	$259,022

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended
	December 31, 2012	December 31, 2011
Sales	$77,751	$43,281
Cost of sales	37,187	22,623

Gross profit	40,564	20,658

Operating expenses:
Selling, general and administrative	5,363	4,735
Research and development	3,365	2,889
Bad debt expense	269	436

Total operating expenses	8,997	8,060

Loss on disposal of equipment	(19)	—

Income from operations	31,548	12,598

Other income (expense):
Interest expense	(85)	—
Interest income	229	267
Foreign exchange gains	46	122
Other, net	(16)	(55)

Total other income, net	174	334

Income before income taxes	31,722	12,932
Income tax expense	9,709	4,247

Net income	$22,013	$8,685

Basic earnings per share	$1.72	$0.68

Diluted earnings per share	$1.70	$0.68

Weighted average shares outstanding—Basic	12,827,918	12,704,538

Weighted average shares outstanding—Diluted	12,926,814	12,835,096

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended
	December 31, 2012	December 31, 2011
Net income	$22,013	$8,685

Other comprehensive income (loss):
Change in unrealized gains on available-for-sale securities (net of tax)	(6)	5
Foreign currency translation adjustments	304	(509)

Other comprehensive income (loss)	298	(504)

Total comprehensive income	$22,311	$8,181

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months	Three Months
	Ended	Ended
	December 31, 2012	December 31, 2011
Cash flows from operating activities:
Net income	$22,013	$8,685
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax expense	458	339
Depreciation	1,994	1,771
Amortization	60	60
Accretion of discounts on short-term-investments	87	36
Stock-based compensation	250	187
Bad debt expense	269	436
Inventory obsolescence recovery	(550)	(132)
Gross profit from the sale of used rental equipment	(6,519)	(2,165)
Loss on disposal of property, plant and equipment	19	—
Realized (gain) loss on short-term investments	(1)	1
Effects of changes in operating assets and liabilities:
Trade accounts and notes receivable	(5,981)	(2,210)
Inventories	(13,704)	7,734
Costs and estimated earnings in excess of billings	(6,325)	—
Other current assets	(3,823)	3,780
Prepaid income taxes	(1,231)	(3,816)
Accounts payable	154	2,508
Accrued expenses and other	152	(660)
Deferred revenue	2,112	341
Income taxes payable	8,454	3,184

Net cash provided by (used in) operating activities	(2,112)	20,079

Cash flows from investing activities:
Purchase of property, plant and equipment	(6,494)	(792)
Investment in rental equipment	(11,419)	(16,437)
Proceeds from sale of used rental equipment	12,408	3,577
Purchases of short-term investments	(702)	(675)
Proceeds from the sale of short-term investments	900	625

Net cash used in investing activities	(5,307)	(13,702)

Cash flows from financing activities:
Excess tax benefit from stock-based compensation	1,092	(3)
Proceeds from exercise of stock options and other	461	79

Net cash provided by financing activities	1,553	76

Effect of exchange rate changes on cash	—	1

Increase (decrease) in cash and cash equivalents	(5,866)	6,454
Cash and cash equivalents, beginning of period	50,752	31,388

Cash and cash equivalents, end of period	$44,886	$37,842

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet of Geospace Technologies Corporation and its subsidiaries (the “Company”) at September 30, 2012 was derived from the Company’s audited consolidated financial statements at that date. The consolidated balance sheet at December 31, 2012 and the consolidated statements of operations and statements of comprehensive income for the three months ended December 31, 2012 and 2011, and the consolidated statements of cash flows for the three months ended December 31, 2012 and 2011 were prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows were made. The results of operations for the three months ended December 31, 2012 are not necessarily indicative of the operating results for a full year or of future operations.

Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America were omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012.

Reclassifications

Certain amounts previously presented in the consolidated financial statements may have been reclassified to conform to the current year presentation. Effective October 1, 2012, the Company reports and categorizes its sales and products into two segments: Seismic and Non-Seismic. Prior year amounts have been reclassified to conform to the new presentation of the Company’s business segments. Such reclassifications had no effect on net income, stockholders’ equity or cash flows.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company considers many factors in selecting appropriate operational and financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. The Company continually evaluates its estimates, including those related to bad debt reserves, inventory obsolescence reserves, percentage-of-completion revenue recognition, self-insurance reserves, product warranty reserves, long-lived assets, intangible assets and deferred income tax assets. The Company bases its estimates on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different conditions or assumptions.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity at the time of purchase of three months or less to be cash equivalents.

Short-term Investments

The Company classifies its short-term investments consisting of corporate bonds, government bonds and other such similar investments as available-for-sale securities. Available-for-sale securities are carried at fair market value with net unrealized holding gains and losses reported each period as a component of comprehensive income in stockholders’ equity. The Company’s short-term investments have contractual maturities ranging from January 2013 to May 2015. See note 2 for additional information.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

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

Revenue Recognition – Products and Services

The Company primarily derives revenue from the sale of its manufactured products, including revenues derived from the sale of its manufactured rental equipment. In addition, the Company generates revenue from the short-term rental under operating leases of its manufactured products. Except for revenues recognized using the percentage-of-completion method discussed below, the Company recognizes revenue from product sales, including the sale of used rental equipment, when (i) title passes to the customer, (ii) the customer assumes risks and rewards of ownership, (iii) the product sales price has been determined, (iv) collectability of the sales price is reasonably assured, and (v) product delivery occurs as directed by the customer. Except for certain of the Company’s reservoir characterization products, the Company’s products are generally sold without any customer acceptance provisions and the Company’s standard terms of sale do not allow customers to return products for credit. The Company recognizes rental revenues as earned over the rental period. Rentals of the Company’s equipment generally range from daily rentals to rental periods of up to six months or longer. Revenues from engineering services are recognized as services are rendered over the duration of a project, or as billed on a per hour basis. Field service revenues are recognized when services are rendered and are generally priced on a per day rate.

The Company records bill and hold arrangements consistent with guidance around bill and hold arrangements. As of December 31, 2012 and 2011, the Company had no sales under bill and hold arrangements.

Revenue Recognition – Percentage of Completion

The Company utilizes the percentage-of-completion method (the “POC Method”) to recognize revenues and costs on contracts having the following characteristics:

•	the order/contract requires significant custom designs for customer specific applications;

•	the product design requires significant engineering efforts;

•	the order/contract requires the customer to make progress payments during the contract term, and;

•	the order/contract requires at least 90-days of engineering and manufacturing effort.

The POC Method requires the Company’s senior management to make estimates, at least quarterly, of the (i) total costs of the contract, (ii) manufacturing progress against the contract and (iii) the estimated cost to complete the contract. These estimates impact the amount of revenue and gross profit the Company recognizes for each reporting period. Significant estimates that may affect the future cost to complete a contract include the cost and availability of raw materials and component parts, engineering services, manufacturing equipment, labor, manufacturing capacity, factory productivity, contract penalties and disputes, product warranties and other contingent factors. The cumulative impact of periodic revisions to the future cost to complete a contract will be reflected in the period in which these changes become known, including, to the extent required, the recognition of losses at the time such losses are known and estimable. Due to the various estimates inherent in the POC Method, actual final results at the conclusion of a contract could differ from management’s previous estimates.

The Company analyzes a variety of indicators to determine manufacturing progress, including (i) actual costs incurred to date compared to total estimated costs, (ii) actual quantities produced to date compared to total contract quantities, and (iii) actual labor hours incurred to date compared to total estimated labor hours.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Cost of sales includes direct contract costs, such as materials and labor, and indirect costs that are attributable to a contract’s production activity. The timing of when the Company invoices its customer is dependent upon the completion of certain production milestones as defined in the contract. Cumulative contract costs and estimated earnings to date in excess of cumulative billings are reported as a current asset on the consolidated balance sheet as “costs and estimated earnings in excess of billings.” Cumulative billings in excess of cumulative costs and estimated earnings are reported as a current liability on the consolidated balance sheet as “billings in excess of costs and estimated earnings.” Any uncollected billed revenue, including contract retentions, is included in trade accounts receivable, net.

Research and Development Costs

The Company expenses research and development costs as incurred. Research and development costs include salaries, employee benefit costs, department supplies, direct project costs and other related costs.

Product Warranties

Most of the Company’s products do not require installation assistance or sophisticated instructions. The Company offers a standard product warranty obligating it to repair or replace equipment with manufacturing defects. The Company maintains a reserve for future warranty costs based on historical experience or, in the absence of historical product experience, management’s estimates. Changes in the warranty reserve are reflected in the following table (in thousands):

Balance at October 1, 2012	$2,308
Accruals for warranties issued during the period	102
Settlements made (in cash or in kind) during the period	(171)

Balance at December 31, 2012	$2,239

2. Short-term Investments

The Company’s short-term investments consisted of the following:

	As of December 31, 2012 (in thousands)
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments:
Corporate	$10,980	$10	$—	$10,990
Government	8,676	26	—	8,702

Total	$19,656	$36	$—	$19,692

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	As of September 30, 2012 (in thousands)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate	$11,072	$37	$—	$11,109
Government	8,842	9	—	8,851

Total	$19,914	$46	$—	$19,960

Accumulated other comprehensive income (loss) on the consolidated balance sheets at December 31, 2012 and September 30, 2012 includes unrealized gains (net of tax) of $24,000 and $30,000, respectively.

3. Derivative Financial Instruments

Periodically the Company enters into foreign currency hedge arrangements. At December 31, 2012, the Company’s Canadian subsidiary had $34.4 million of U.S. dollar denominated intercompany accounts payable owed to the Company’s U.S. subsidiaries. In order to mitigate its exposure to movements in foreign currency rates between the U.S. dollar and Canadian dollar, during its first quarter ended December 31, 2012, the Company entered into an $18.0 million foreign currency forward contract to hedge a portion of the Canadian subsidiary’s U.S. dollar denominated debt. This contract reduces the impact on cash flows from movements in the Canadian dollar/U.S. dollar currency exchange rate. At December 31, 2012, the Company had accrued unrealized foreign exchange losses of $0.2 million under this contract.

The following table summarizes the gross fair value of all derivative instruments, which are not designated as hedging instruments and their location in the consolidated balance sheets (in thousands):

Derivative Instrument	Location	December 31, 2012	September 30, 2012
Foreign Currency Exchange Contracts	Accrued Expenses	150	215

		$150	$215

The following table summarizes the impact of the Company’s derivatives on the consolidated statements of operations for the three month periods ended December 31, 2012 and 2011 (in thousands ):

	Location of (Loss) Gain on Derivative	Three Months Ended
Derivative Instrument	Instrument	December 31, 2012	December 31, 2011
Foreign Currency Exchange Contracts	Other Income (Expense)	213	—

		$213	$—

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4. Fair Value of Financial Instruments

At December 31, 2012, the Company’s financial instruments included cash and cash equivalents, short-term investments, foreign currency forward contract, trade and notes receivables, other current assets, accounts payable and other current liabilities. Due to the short-term maturities of cash and cash equivalents, trade and other receivables, other current assets, accounts payable and other current liabilities, the carrying amounts approximate fair value on the respective balance sheet dates.

The Company measures its short-term investments and derivative instruments at fair value on a recurring basis. The fair value measurement of the Company’s short-term investments and derivative instruments was determined using the following inputs:

	As of December 31, 2012 (in thousands)
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)
Short-term investments:
Corporate bonds	$10,990	$10,990	$—	$—
Government bonds	8,702	8,702	—	—
Foreign currency forward contract	(101)	—	(101)	—

Total	$19,591	$19,692	$(101)	$—

	As of September 30, 2012 (in thousands)
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)
Short-term investments:
Corporate bonds	$11,109	$11,109	$—	$—
Government bonds	8,851	8,851	—	—
Foreign currency forward contract	(215)	—	(215)	—

Total	$19,745	$19,960	$(215)	$—

The Company’s foreign currency forward contract at December 31, 2012 and September 30, 2012 is recorded as a current liability on the consolidated balance sheets as a component of accrued expenses and other current liabilities.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5. Accumulated Other Comprehensive Income (Loss):

Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	December 31, 2012	September 30, 2012
Change in unrealized gains (losses) on available-for-sale securities (net of tax)	$24	$30
Foreign currency translation adjustments	49	(255)

	$73	$(225)

6. Inventories

Inventories consist of the following (in thousands):

	December 31, 2012	September 30, 2012
Finished goods	$27,009	$32,845
Work-in-process	24,487	19,585
Raw materials	54,567	40,788
Obsolescence reserve	(8,747)	(9,324)

	$97,316	$83,894

The Company’s reserve for slow moving and obsolete inventories is analyzed and adjusted periodically to reflect the Company’s best estimate of the net realizable value of such inventories.

During the three months ended December 31, 2012 and 2011, the Company made non-cash transfers of $1.0 million and $0.1 million, respectively, of inventories to its rental equipment fleet.

7. Accounts and Notes Receivable

Current trade accounts are reflected in the following table (in thousands):

	December 31, 2012	September 30, 2012
Trade accounts receivable	$23,261	$16,509
Allowance for doubtful accounts	(585)	(280)

	$22,676	$16,229

The allowance for doubtful accounts represents the Company’s best estimate of probable credit losses. The Company determines the allowance based upon historical experience and a review of its balances. Accounts receivable balances are charged off against the allowance whenever it is probable that the receivable will not be recoverable.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company provides long-term financing in the form of promissory notes when competitive conditions require such financing. Notes receivable bear interest and are generally collateralized by the products sold.

Notes receivable are reflected in the following table (in thousands):

	December 31, 2012	September 30, 2012
Notes receivable	$4,770	$5,493
Allowance for doubtful notes	—	—

	4,770	5,493
Less current portion	3,534	3,806

	$1,236	$1,687

8. Earnings Per Common Share

In October 2012, the Company implemented a 2-for-1 split of its common stock effected in the legal form of a stock dividend. All share and per-share disclosures for periods prior to October 2012 have been adjusted to give effect to the stock split.

The following table summarizes the calculation of net earnings and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings per share (in thousands, except share and per share data):

	Three Months Ended
	December 31, 2012	December 31, 2011
Net earnings available to common stockholders	$22,013	$8,685

Weighted average number of common share equivalents:
Common shares used in basic earnings per share	12,827,918	12,704,538
Common share equivalents outstanding related to stock options	98,896	130,558

Total weighted average common shares and common share equivalents used in diluted earnings per share	12,926,814	12,835,096

Basic earnings per common share	$1.72	$0.68

Diluted earnings per common share	$1.70	$0.68

There were no stock options excluded from the computation of weighted average shares outstanding due to antidilution.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9. Segment Information

Effective October 1, 2012, the Company reports and categorizes its sales and products into two business segments: Seismic and Non-Seismic. Prior to October 1, 2012, the Company reported its business segments as Seismic and Thermal Solutions. Effective October 1, 2012, the Seismic product lines include land and marine wireless data acquisition systems, seabed reservoir characterization products and services, geophones and hydrophones, leader wire, geophone string and acquisition system connectors, telemetry cables, marine streamer retrieval and steering devices and various other products. The Non-Seismic product lines include thermal imaging products and industrial products. The Company frequently has a minor amount of Seismic product sales to its Non-Seismic customers.

The following table summarizes the Company’s segment information (in thousands):

	Three Months Ended
	December 31, 2012	December 31, 2011
Net sales:
Seismic	$72,084	$37,292
Non-Seismic	5,467	5,788
Corporate	200	201

Total	$77,751	$43,281

Income (loss) from operations:
Seismic	$33,961	$13,961
Non-Seismic	465	993
Corporate	(2,878)	(2,356)

Total	$31,548	$12,598

10. Credit Agreement

On March 2, 2011, the Company entered into a new credit agreement (as amended, the “Credit Agreement”) with a bank. Under the Credit Agreement, the Company can borrow up to $25.0 million principally secured by its accounts receivable, inventories and equipment. In addition, certain domestic subsidiaries of the Company have guaranteed the obligations of the Company under the Credit Agreement and such subsidiaries have secured the obligations by the pledge of certain of the assets of such subsidiaries. The Credit Agreement expires on March 2, 2014. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial ratios, restricts the Company and its subsidiaries’ ability to pay dividends and contains other covenants customary in agreements of this type. The interest rate for borrowings under the Credit Agreement is a LIBOR based rate with a margin spread of 250 to 350 basis points depending upon the maintenance of certain ratios. At December 31, 2012, the Company was in compliance with all covenants. At December 31, 2012, there were no borrowings outstanding, there were no standby letters of credit outstanding, and available borrowings under the Credit Agreement were $25.0 million. On April 24, 2012, the Company amended the Credit Agreement, effective as of March 31, 2012, to remove investments in rental equipment from the calculation of capital expenditures as applied in determining the satisfaction of the Company’s cash flow coverage ratio covenant under the Credit Agreement.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

11. Income Taxes

The United States statutory tax rate for the three months ended December 31, 2012 and 2011 was 35%. The Company’s effective tax rates for the three months ended December 31, 2012 and 2011 were 30.6% and 32.8%, respectively. Compared to the United States statutory rate of 35%, the Company’s lower effective tax rates for each of the periods ended December 31, 2012 and 2011 primarily resulted from a manufacturers’/producers’ deduction available to U.S. manufacturers. In December 2012 the United States Congress announced that it extended the research and experimentation tax credit from January 1, 2012 through December 31, 2013. When the research and experimentation tax credit expired on December 31, 2011, the Company did not recognize any associated tax credits for the period January 1, 2012 through September 30, 2012. As a result of this recent announcement by the United States Congress, during the three months ended December 31, 2012, the Company recognized $0.3 million of additional research and experimentation tax credits which were earned by the Company in its fiscal year ended September 30, 2012. Excluding the impact of these prior period tax credits, the Company’s effective tax rate for the three months ended December 31, 2012 was 31.6%.

From time to time the Company is the subject of audits by various tax authorities that can result in claims and assessments and additional tax payments, penalties and interest. The United States Internal Revenue Service (“IRS”) is in the process of conducting an audit of the Company’s United States Federal income tax returns for fiscal year 2009. Management believes that the outcome of such audit will not have a material effect on the Company’s financial position, results of operations or cash flows.

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

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein, if any, contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “intend”, “expect”, “plan”, “budget”, “forecast”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue”, “evaluating” or similar words. Statements that contain these words should be read carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other forward-looking information. These forward-looking statements reflect our best judgment about future events and trends based on the information currently available to us. However, there will likely be events in the future that we are not able to predict or control. The factors listed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, as well as other cautionary language in such Annual Report on Form 10-K and this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this Quarterly Report on Form 10-Q could have a material adverse effect on our business, results of operations and financial position, and actual events and results of operations may vary materially from our current expectations. We assume no obligation to revise or update any forward-looking statement for any reason, except as required by law.

Business Overview

Geospace Technologies Corporation is a Delaware corporation incorporated on September 27, 1994. Unless otherwise specified, the discussion in this Quarterly Report on Form 10-Q refers to Geospace Technologies Corporation and its subsidiaries. We design and manufacture instruments and equipment used in the acquisition and processing of seismic data as well as in the characterization and monitoring of producing oil and gas reservoirs. Demand for our products has been, and will likely continue to be, vulnerable to downturns in the economy and the oil and gas industry in general. For more information, please refer to the risks discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

We have engaged in the seismic instrument and equipment business since 1980 and market our products primarily to the oil and gas industry. We also design, manufacture and distribute non-seismic equipment including thermal imaging equipment and industrial products. We report and categorize our customers and products into two different segments: Seismic and Non-Seismic.

Products and Product Development

Seismic Products

Our seismic business segment accounts for the majority of our sales. Geoscientists use seismic data primarily in connection with the exploration, development and production of oil and gas reserves to map potential and known hydrocarbon bearing formations and the geologic structures that surround them. Our seismic product lines currently consist of land and marine nodal data acquisition systems, seabed reservoir characterization products and services, geophones and hydrophones, leader wire, geophone string and acquisition system connectors, telemetry cables, marine streamer retrieval and steering devices and various other products. Many of our seismic products are compatible with most major competitive seismic data acquisition systems currently in use. We believe that our seismic products are among the most technologically advanced instruments and equipment available for seismic data acquisition.

Traditional Products

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

Wireless Products

During fiscal year 2008, we announced the development of a land-based wireless (or nodal) seismic data acquisition system. Each wireless station operates independently and therefore can be deployed in virtually unlimited channel configurations. Rather than utilizing interconnecting cables as required by most traditional land data acquisition systems, each wireless station operates as an independent data collection system. As a result, our wireless system requires less maintenance, which we believe allows our customers to operate more effectively and efficiently because of its reduced environmental impact, lower weight and ease of operation. Our wireless system is designed into configurations ranging from one to four channels per station. Since its introduction and through September 30, 2012, we sold approximately 205,000 wireless channels and had approximately 65,000 wireless channels available for rent. With the recent opening of a branch office in Bogotá, Colombia and increasing demand for wireless rental equipment elsewhere in the world, we expect further increases in the size of our wireless product rental fleet during fiscal year 2013.

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

Non-Seismic Products

Our non-seismic businesses leverage upon our existing manufacturing facilities and engineering capabilities. We have found that many of our seismic products, with little or no modification, have direct application to industries beyond those involved in oil and gas exploration and development. For example, our customers utilize our borehole tools to monitor subsurface carbon dioxide injections and for mine safety applications.

Our non-seismic products include thermal imaging products targeted at the commercial graphics industry as well as various industrial products. Our industrial products include (i) sensors for vibration monitoring and earthquake detection, (ii) cables for power and communication for the offshore oil and gas and offshore construction industries, and (iii) water meter cables and other specialty cable and connector products.

Consolidated Results of Operations

We report and evaluate financial information for two segments: Seismic and Non-Seismic. Certain items have been reclassified to conform to the new segment reporting. Summary financial data by business segment follows (in thousands):

	Three Months Ended
	December 31, 2012	December 31, 2011
Seismic
Traditional exploration product revenues	$14,004	$14,002
Wireless exploration product revenues	46,918	17,875
Reservoir product revenues	11,162	5,415

Total seismic sales	72,084	37,292
Operating income	33,961	13,961

Non-Seismic
Net sales	5,467	5,788
Operating income	465	993

Corporate
Net sales	200	201
Operating loss	(2,878)	(2,356)

Consolidated Totals
Net sales	77,751	43,281
Operating income	31,548	12,598

Overview

Three months ended December 31, 2012 compared to three months ended December 31, 2011

Consolidated sales for the three months ended December 31, 2012 increased by $34.5 million, or 79.6%, from the corresponding period of the prior fiscal year. This increase reflects greater demand for sales of our seismic products.

Consolidated gross profit for the three months ended December 31, 2012 increased by $19.9 million, or 96.4%, from the corresponding period of the prior fiscal year. This increase in gross profit resulted from increased sales of our seismic products and a favorable product mix.

Consolidated operating expenses for the three months ended December 31, 2012 increased by $0.9 million, or 11.6%, from the corresponding period of the prior fiscal year. The increase in operating expenses reflects higher personnel costs and other general increases associated with increased sales and asset expansion.

Other income for the three months ended December 31, 2012 decreased $0.2 million from the corresponding period of the prior fiscal year. The decrease in other income primarily resulted from higher levels of interest expense and lower foreign exchange gains.

The United States statutory tax rate for the three months ended December 31, 2012 and 2011 was 35%. Our effective tax rates for the three months ended December 31, 2012 and 2011 were 30.6% and 32.8%, respectively. Compared to the United States statutory rate of 35%, our lower effective tax rates for each of the periods ended December 31, 2012 and 2011 primarily resulted from a manufacturers’/producers’ deduction available to U.S. manufacturers. In December 2012 the United States Congress announced that it extended the research and experimentation tax credit from January 1, 2012 through December 31, 2013. When the research and experimentation tax credit expired on December 31, 2011, we did not recognize any associated tax credits for the period January 1, 2012 through September 30, 2012. As a result of this recent announcement by the United States

Congress, during the three months ended December 31, 2012, we recognized $0.3 million of additional research and experimentation tax credits which were earned by us in our fiscal year ended September 30, 2012. Excluding the impact of these prior period tax credits, our effective tax rate for the three months ended December 31, 2012 was 31.6%.

Seismic Products

Net Sales

Sales of our seismic products for the three months ended December 31, 2012 increased by $34.8 million, or 93.3%, from the corresponding period of the prior fiscal year. The components of this increase include the following:

•	Traditional Product Sales and Rentals – For the three months ended December 31, 2012, sales of our traditional products remained consistent with the corresponding period of the prior fiscal year.

•

Wireless Product Sales and Rentals – For the three months ended December 31, 2012, sales of our wireless products increased by $29.0 million, or 162.5%, from the corresponding period of the prior fiscal year. Wireless product revenues for the three months ended December 31, 2012 consisted of sales and rentals to both new and existing customers, and included the sale of (i) approximately 28,000 channels of new wireless products and (ii) approximately 19,000 channels of used wireless products from our rental fleet. The sale of used wireless products from our rental fleet resulted in sales proceeds of $12.4 million. This demand for wireless channel sales resulted from continued industry acceptance of our wireless systems in lieu of less efficient legacy cable-based systems.

•

Reservoir Product Sales, Rentals and Services – For the three months ended December 31, 2012, revenues from our reservoir products increased $5.7 million, or 106.1%, from the corresponding period of the prior year. Revenues increased primarily from the recognition of approximately $8.7 million of revenue from the Statoil order. Such increase was partially offset by a decline in sales and rentals of our borehole tools.

The rate of new customer orders for our seismic products, especially large orders for our wireless and subsea reservoir products, generally occur irregularly thereby making it difficult for us to predict our sales and production levels each quarter. Furthermore, product shipping dates are generally determined by our customers and are not at our discretion. As a result, these factors have caused past sales of our seismic products to be unpredictable, or “lumpy,” and we expect this trend to continue into the future.

Operating Income

Our operating income associated with sales of our seismic products for the three months ended December 31, 2012 increased by $20.0 million, or 143.3%, from the corresponding period of the prior fiscal year. The higher level of operating income resulted from increased wireless product sales and revenue recognition for the Statoil order.

Non-Seismic Products

Net Sales

Sales of our non-seismic products for the three months ended December 31, 2012 decreased by $0.3 million, or 5.6%, from the corresponding period of the prior fiscal year. This decrease is primarily due to lower sales of industrial sensors and thermal imaging products to our European customers which appear to have been impacted by the region’s economic crisis. We expect the European market for sales of our non-seismic products to remain challenging for the remainder of fiscal year 2013.

Operating Income

Our operating income associated with sales of our non-seismic products for the three months ended December 31, 2012 decreased $0.5 million, or 53.2%, from the corresponding period of the prior fiscal year. The decrease in operating income resulted lower sales levels, and lower profit margins due to a less favorable sales mix.

Incentive Compensation Program

We adopted an incentive compensation program for fiscal year 2013 whereby most employees will be eligible to begin earning incentive compensation if the Company reaches a five percent pretax return on stockholders’ equity, determined as of September 30, 2012. To be eligible to participate in this incentive compensation program, employees must participate in our Core Values Program. Based on our experience in prior years, we expect one hundred percent of our eligible employees to participate in the Core Values Program. The incentive compensation program does not apply to the employees of our Russian subsidiary as such employees participate in a locally administered bonus program. Certain non-executive employees are required to achieve specific goals to earn a significant portion of their total incentive compensation award. Any bonus awards earned under this program in fiscal year 2013 will be paid out to eligible employees after the end of the fiscal year.

Upon reaching the five percent pretax return threshold, an incentive compensation accrual is established equal to 16.7 percent of the amount of any consolidated pretax profits above the five percent pretax return threshold. The initial maximum aggregate bonus available under the program for fiscal year 2013 will be $6.5 million. Under this program, for the three months ended December 31, 2012 and 2011, we had accrued $1.9 million of incentive compensation expense.

Liquidity and Capital Resources

At December 31, 2012, we had approximately $44.9 million in cash and cash equivalents. For the three months ended December 31, 2012, we used approximately $2.1 million of cash from operating activities. Sources of cash generated from our operating activities resulted from net income of $22.0 million. Additional sources of cash included net non-cash charges of $2.6 million from deferred income taxes, depreciation, amortization, accretion, stock-based compensation, inventory obsolescence and bad debts. Other sources of cash and changes in working capital included (i) an $8.5 million increase in income tax payable resulting from the timing of our income taxes, and (ii) a $2.1 million increase in deferred revenue primarily due to the collection of an advance payment from Statoil. These sources of cash were offset by (i) a $13.7 million increase in inventories due to production relating to the Shell Brasil Petróleo Ltda order, raw material purchases for the Statoil order, and other general inventory increases in anticipation of future product orders, (ii) a $6.3 million increase in costs and estimated earnings in excess of billings related to the Statoil order, (iii) a $6.5 million adjustment to transfer gross profits from rental equipment sales to investing activities since such transactions involve the sale of long-lived assets, (iv) a $6.0 million increase in trade accounts and notes receivable primarily resulting from increased sales and the timing of cash collections, (v) $3.8 million increase in income tax deposits and other current assets and (vi) $1.2 million increase in prepaid income taxes related to intercompany sales.

For the three months ended December 31, 2012, we used approximately $5.3 million of cash in investing activities. The primary use of cash was capital expenditures of $17.9, including $11.4 million to expand our rental equipment fleet and $6.5 million for property and equipment, including $4.1 million of real property acquisitions in Houston and Bogotá. Due to high customer demand for our wireless rental equipment, we estimate that our total capital expenditures in fiscal year 2013 could be approximately $54 million or more. We expect these capital expenditures will be financed from our cash on hand, internal cash flow, rental equipment sales proceeds and/or from borrowings under our Credit Agreement. These uses of cash were partially offset by $12.4 million of proceeds from the sale of used rental equipment.

For the three months ended December 31, 2012, we generated approximately $1.6 million of cash in financing activities resulting from cash proceeds received from the exercise of stock options and the associated tax benefit related to such exercised stock options.

On March 2, 2011, we entered into a new credit agreement (as amended, the “Credit Agreement”) with a bank. Under the Credit Agreement, we can borrow up to $25.0 million principally secured by our accounts receivable, inventories and equipment. In addition, certain of our domestic subsidiaries have guaranteed our obligations under the Credit Agreement and such subsidiaries have secured the obligations by the pledge of certain of the assets of such subsidiaries. The Credit Agreement expires on March 2, 2014. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial ratios, restricts us and our subsidiaries’ ability to pay cash dividends and contains other covenants customary in agreements of this type. The interest rate for borrowings under the Credit Agreement is a LIBOR based rate with a margin spread of 250-350 basis points depending upon the maintenance of certain ratios. At December 31, 2012, the interest rate was 2.7%. At December 31, 2012, there were no borrowings outstanding, no standby letters of credit outstanding, and available borrowings under the Credit Agreement were $25.0 million. Please see “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 for more information about the restrictive covenants imposed on us by the Credit Agreement.

Critical Accounting Policies

Critical Accounting Policies are included in Financial Note 1, “Significant Accounting Policies,” in the Financial Notes in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

Foreign Currency and Operations Risk

One of our wholly-owned subsidiaries, Geospace Technologies Eurasia, is located in the Russian Federation. Therefore, our financial results may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions in the Russian Federation or changes in its political climate. Our consolidated balance sheet at December 31, 2012 reflected approximately $6.0 million of net working capital related to Geospace Technologies Eurasia. For third-party transactions, Geospace Technologies Eurasia both receives its income and pays its expenses primarily in rubles. To the extent that transactions of Geospace Technologies Eurasia are settled in rubles, a devaluation of the ruble versus the U.S. dollar could reduce any contribution from Geospace Technologies Eurasia to our consolidated results of operations and total comprehensive income as reported in U.S. dollars. We do not hedge the market risk with respect to our operations in the Russian Federation; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of rubles versus U.S. dollars to the extent such disruptions result in any reduced valuation of Geospace Technologies Eurasia’s net working capital or future contributions to our consolidated results of operations. At December 31, 2012, the foreign exchange rate of the U.S. dollar to the ruble was 1:30.52. If the U.S. dollar versus ruble exchange rate were to decline by ten percent, our working capital could decline by $0.6 million.

Foreign Currency Intercompany Accounts

From time to time, we provide access to capital to our foreign subsidiaries through U.S. dollar denominated interest bearing promissory notes. Such funds are generally used by our foreign subsidiaries to purchase capital assets and for general working capital needs. In addition, we sell products to our foreign subsidiaries in U.S. dollars on trade credit terms. Because U.S. dollar denominated intercompany debts are accounted for in the local currency of our foreign subsidiaries, any appreciation or devaluation of such foreign currencies against the U.S. dollar will result in a gain or loss, respectively, to our consolidated statement of operations. At December 31, 2012, we had outstanding intercompany accounts receivable of $34.4 million from our Canadian subsidiary. We entered into an agreement with a Canadian bank to hedge $18.0 million of this foreign exchange exposure, resulting in a net U.S. dollar denominated intercompany accounts payable exposure to the Canadian dollar of $16.4 million. At December 31, 2012, the foreign exchange rate of the U.S. dollar to the Canadian dollar was 1:1.0. If the U.S. dollar exchange rate were to strengthen by ten percent against the Canadian dollar, we would recognize a foreign exchange loss of $1.6 million at our Canadian subsidiary. At December 31, 2012, we had outstanding accounts receivable of $1.9 million from our subsidiary in the Russian Federation, and the U.S. dollar to ruble exchange rate was 1:30.5. If the U.S. dollar exchange rate were to strengthen by ten percent against the Russian ruble, we would recognize a foreign exchange loss of $0.2 million at our Russian subsidiary.

Floating Interest Rate Risk

The Credit Agreement contains a floating interest rate, which subjects us to the risk of increased interest costs associated with any upward movements in bank market interest rates. Under the Credit Agreement our borrowing interest rate is a LIBOR based rate plus 250-350 basis points. As of December 31, 2012, we had no borrowings under the New Credit Agreement.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of December 31, 2012 of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2012.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A. Risk Factors

Our Use of Percentage-of-Completion Method of Accounting Could Result in Volatility in our Results of Operations.

We recognize revenues and profits from our long-term contract using the percentage-of-completion method of accounting. Our current estimates of the contract costs and the profitability of our long-term contract, although reasonably reliable when made, could change as a result of uncertainties associated with this type of contract. Accordingly, we review the contract price and cost estimates periodically as our manufacturing efforts progress, and the cumulative impact of any periodic revisions to the contract price or cost estimates will be reflected in the period in which these changes become known, including, to the extent required, the recognition of losses at the time such losses are known and estimable, and such losses could be material. In addition, change orders can increase (and sometimes substantially) the future scope and cost of a job. Therefore, change order awards (although frequently beneficial in the long-term) can have the short-term effect of reducing the contract’s percentage-of-completion and thus the revenues and profits that otherwise would be recognized to date.

Item 6. Exhibits

The following exhibits are filed with this Report on Form 10-Q.

10.1	Geospace Technologies Corporation Fiscal Year 2013 Bonus Plan.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data file.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEOSPACE TECHNOLOGIES CORPORATION

Date: February 7, 2013	By:	/s/ Gary D. Owens
Gary D. Owens, Chairman of the Board
President and Chief Executive Officer (duly authorized officer)

Date: February 7, 2013	By:	/s/ Thomas T. McEntire
Thomas T. McEntire, Vice President,
Chief Financial Officer and Secretary (principal financial officer)