Form 10-Q
period 2013-03-31
GEOSPACE TECHNOLOGIES CORP
filed 2013-05-03
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2013 OR

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

There were 12,911,316 shares of the Registrant’s Common Stock outstanding as of the close of business on April 29, 2013.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2013	September 30, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,308	$50,752
Short-term investments	10,635	19,960
Trade accounts receivable, net	34,110	16,229
Current portion of notes receivable, net	7,426	3,806
Inventories, net	111,473	83,894
Costs and estimated earnings in excess of billings	11,309	—
Deferred income tax assets	6,207	6,689
Prepaid expenses and other current assets	10,645	5,898

Total current assets	204,113	187,228
Rental equipment, net	38,072	27,853
Property, plant and equipment, net	40,443	34,433
Goodwill	1,843	1,843
Non-current deferred income tax assets	115	307
Non-current notes receivable, net	820	1,687
Prepaid income taxes	7,513	5,479
Other assets	103	192

Total assets	$293,022	$259,022

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable trade	$18,923	$17,187
Accrued expenses and other current liabilities	11,623	13,978
Deferred revenue	185	8,641
Deferred income tax liabilities	—	111
Income taxes payable	687	1,275

Total current liabilities	31,418	41,192
Non-current deferred income tax liabilities	3,411	2,843

Total liabilities	34,829	44,035

Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	129	128
Additional paid-in capital	64,817	60,633
Retained earnings	193,333	154,451
Accumulated other comprehensive loss	(86)	(225)

Total stockholders’ equity	258,193	214,987

Total liabilities and stockholders’ equity	$293,022	$259,022

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Sales	$76,420	$56,233	$154,171	$99,514
Cost of sales	40,864	31,173	78,051	53,796

Gross profit	35,556	25,060	76,120	45,718
Operating expenses:
Selling, general and administrative	5,899	4,911	11,262	9,646
Research and development	3,768	3,509	7,133	6,398
Bad debt expense	338	168	607	604

Total operating expenses	10,005	8,588	19,002	16,648

Gain (loss) on disposal of equipment	5	—	(14)	—

Income from operations	25,556	16,472	57,104	29,070

Other income (expense):
Interest expense	(48)	(43)	(130)	(43)
Interest income	230	176	459	443
Foreign exchange gains (losses)	(714)	171	(668)	293
Other, net	—	47	(19)	(8)

Total other income (expense), net	(532)	351	(358)	685

Income before income taxes	25,024	16,823	56,746	29,755
Income tax expense	8,155	5,392	17,864	9,639

Net income	$16,869	$11,431	$38,882	$20,116

Basic earnings per share	$1.31	$0.90	$3.02	$1.58

Diluted earnings per share	$1.30	$0.89	$3.01	$1.57

Weighted average shares outstanding—Basic	12,882,396	12,726,292	12,854,858	12,715,356

Weighted average shares outstanding—Diluted	12,955,566	12,860,780	12,924,014	12,839,560

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Net income	$16,869	$11,431	$38,882	$20,116
Other comprehensive income (loss):
Change in unrealized gain on available-for-sale securities (net of tax)	(11)	10	(17)	15
Foreign currency translations adjustments	(147)	712	156	203

Other comprehensive income (loss)	(158)	722	139	218

Total comprehensive income	$16,711	$12,153	$39,021	$20,334

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months	Six Months
	Ended	Ended
	March 31, 2013	March 31, 2012
Cash flows from operating activities:
Net income	$38,882	$20,116
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax expense	1,084	5
Depreciation	5,857	4,810
Amortization	80	120
Accretion of discounts on short-term-investments	160	73
Stock-based compensation	347	376
Bad debt expense	607	604
Inventory obsolescence (recovery) provision	(186)	1,125
Gross profit from the sale of used rental equipment	(9,062)	(7,301)
Loss on disposal of property, plant and equipment	14	—
Realized (gain) loss on short-term investments	(6)	1
Effects of changes in operating assets and liabilities:
Trade accounts and notes receivable	(21,188)	(13,435)
Inventories	(31,428)	2,068
Costs and estimated earnings in excess of billings	(11,309)	—
Prepaid expenses and other current assets	(4,710)	3,227
Prepaid income taxes	(2,034)	(2,730)
Accounts payable trade	1,735	6,772
Accrued expenses and other	(2,350)	34
Deferred revenue	(8,461)	4,674
Income taxes payable	(587)	2,680

Net cash provided by (used in) operating activities	(42,555)	23,219

Cash flows from investing activities:
Purchase of property, plant and equipment	(8,244)	(1,672)
Investment in rental equipment	(17,673)	(22,191)
Proceeds from sale of used rental equipment	17,074	12,451
Purchases of short-term investments	(1,587)	(1,025)
Proceeds from the sale of short-term investments	10,672	950

Net cash provided by (used in) investing activities	242	(11,487)

Cash flows from financing activities:
Excess tax benefit from stock-based compensation	2,948	425
Proceeds from exercise of stock options and other	917	605

Net cash provided by financing activities	3,865	1,030

Effect of exchange rate changes on cash	4	—

Increase (decrease) in cash and cash equivalents	(38,444)	12,762
Cash and cash equivalents, beginning of period	50,752	31,388

Cash and cash equivalents, end of period	$12,308	$44,150

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet of Geospace Technologies Corporation and its subsidiaries (the “Company”) at September 30, 2012 was derived from the Company’s audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 2013 and the consolidated statements of operations and statements of comprehensive income for the three and six months ended March 31, 2013 and 2012, and the consolidated statements of cash flows for the six months ended March 31, 2013 and 2012 were prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows were made. The results of operations for the three and six months ended March 31, 2013 are not necessarily indicative of the operating results for a full year or of future operations.

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

Short-term Investments

The Company classifies its short-term investments consisting of corporate bonds, government bonds and other such similar investments as available-for-sale securities. Available-for-sale securities are carried at fair market value with net unrealized holding gains and losses reported each period as a component of comprehensive income in stockholders’ equity. The Company’s short-term investments have contractual maturities ranging from April 2013 to May 2015. See note 2 for additional information.

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

Revenue Recognition – Percentage of Completion

The Company utilizes the percentage-of-completion method (the “POC Method”) to recognize revenues and costs on contracts having the following characteristics:

•	the order/contract requires significant custom designs for customer specific applications;

•	the product design requires significant engineering efforts;

•	the order/contract requires the customer to make progress payments during the contract term, and;

•	the order/contract requires at least 90 days of engineering and manufacturing effort.

The POC Method requires the Company’s senior management to make estimates, at least quarterly, of the (i) total costs of the contract, (ii) manufacturing progress against the contract and (iii) the estimated cost to complete the contract. These estimates impact the amount of revenue and gross profit the Company recognizes for each reporting period. Significant estimates that may affect the future cost to complete a contract include the cost and availability of raw materials and component parts, engineering services, manufacturing equipment, labor, manufacturing capacity, factory productivity, contract penalties and disputes, product warranties and other contingent factors. Change orders are included in the total estimated contract revenue when it is probable that the change order will result in additional value that can be reliably estimated and realized. The Company defers recognition of the entire amount of revenue or portion thereof associated with unapproved change orders if there is substantial uncertainty as to amounts involved or ultimate realization. The cumulative impact of periodic revisions to the future cost to complete a contract will be reflected in the period in which these changes become known, including, to the extent required, the recognition of losses at the time such losses are known and estimable. Due to the various estimates inherent in the POC Method, actual final results at the conclusion of a contract could differ from management’s previous estimates.

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

The Company records bill and hold arrangements consistent with guidance around bill and hold arrangements. As of March 31, 2013 and 2012, the Company had no sales under bill and hold arrangements.

Research and Development Costs

The Company expenses research and development costs as incurred. Research and development costs include salaries, employee benefit costs, department supplies, direct project costs and other related costs.

Product Warranties

Most of the Company’s products do not require installation assistance or sophisticated instructions. The Company offers a standard product warranty obligating it to repair or replace equipment with manufacturing defects. The Company maintains a reserve for future warranty costs based on historical experience or, in the absence of historical product experience, management’s estimates. Reserves for future warranty costs are included within accrued expenses and other current liabilities on the consolidated balance sheets. Changes in the warranty reserve are reflected in the following table (in thousands):

Balance at October 1, 2012	$2,308
Accruals for warranties issued during the period	139
Settlements made (in cash or in kind) during the period	(414)

Balance at March 31, 2013	$2,033

2. Short-term Investments

The Company’s short-term investments consisted of the following:

	As of March 31, 2013 (in thousands)
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments:
Corporate	$7,925	$17	$—	$7,942
Government	2,690	3	—	2,693

Total	$10,615	$20	$—	$10,635

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	As of September 30, 2012 (in thousands)
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments:
Corporate	$11,072	$37	$—	$11,109
Government	8,842	9	—	8,851

Total	$19,914	$46	$—	$19,960

Accumulated other comprehensive loss on the consolidated balance sheets at March 31, 2013 and September 30, 2012 includes unrealized gains (net of tax) of $13,000 and $30,000, respectively.

3. Derivative Financial Instruments

Periodically the Company enters into foreign currency hedge arrangements. At March 31, 2013, the Company’s Canadian subsidiary had $34.4 million of Canadian dollar denominated intercompany accounts payable owed to the Company’s U.S. subsidiaries. In order to mitigate its exposure to movements in foreign currency rates between the U.S. dollar and Canadian dollar, during its second quarter ended March 31, 2013, the Company entered into a $20.0 million foreign currency forward contract to hedge a portion of the Canadian subsidiary’s Canadian dollar denominated debt. This contract reduces the impact on cash flows from movements in the Canadian dollar/U.S. dollar currency exchange rate. At March 31, 2013, the Company had accrued unrealized foreign exchange losses of $0.2 million under this contract.

The following table summarizes the gross fair value of all derivative instruments, which are not designated as hedging instruments and their location in the consolidated balance sheets (in thousands):

Derivative Instrument	Location	March 31, 2013	September 30, 2012
Foreign Currency Exchange Contracts	Accrued Expenses	252	215

		$252	$215

The following table summarizes the impact of the Company’s derivatives on the consolidated statements of operations for the three and six month periods ended March 31, 2013 and 2012 (in thousands):

	Location of (Loss)	Three Months Ended		Six Months Ended
Derivative	Gain on Derivative	March 31		March 31
Instrument	Instrument	2013	2012	2013	2012
Foreign Currency
Forward Contracts	Other Income (Expense)	(58)	(148)	155	(148)

		$(58)	$(148)	$155	$(148)

Amounts in the above table include realized and unrealized derivative gains and losses.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4. Fair Value of Financial Instruments

At March 31, 2013, the Company’s financial instruments included cash and cash equivalents, short-term investments, foreign currency forward contract, trade and notes receivables, other current assets, accounts payable and other current liabilities. Due to the short-term maturities of cash and cash equivalents, trade and other receivables, other current assets, accounts payable and other current liabilities, the carrying amounts approximate fair value on the respective balance sheet dates.

The Company measures its short-term investments and derivative instruments at fair value on a recurring basis. The fair value measurement of the Company’s short-term investments and derivative instruments was determined using the following inputs:

	As of March 31, 2013 (in thousands)
		Quoted Prices in	Significant
		Active Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
	Total	(Level 1)	(Level 2)	(Level 3)
Short-term investments:
Corporate bonds	$7,942	$7,942	$—	$—
Government bonds	2,693	2,693	—	—
Foreign currency forward contract	(252)	—	(252)	—

Total	$10,383	$10,635	$(252)	$—

	As of September 30, 2012 (in thousands)
		Quoted Prices in	Significant
		Active Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
	Total	(Level 1)	(Level 2)	(Level 3)
Short-term investments:
Corporate bonds	$11,109	$11,109	$—	$—
Government bonds	8,851	8,851	—	—
Foreign currency forward contract	(215)	—	(215)	—

Total	$19,745	$19,960	$(215)	$—

The fair value of the Company’s foreign currency forward contract at March 31, 2013 and September 30, 2012 is recorded as a current liability on the consolidated balance sheets as a component of accrued expenses and other current liabilities.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5. Accumulated Other Comprehensive Income (Loss):

Accumulated other comprehensive loss consisted of the following (in thousands):

	March 31, 2013	September 30, 2012
Change in unrealized gains (losses) on available-for-sale securities (net of tax)	$13	$30
Foreign currency translation adjustments	(99)	(255)

	$(86)	$(225)

6. Inventories

Inventories consisted of the following (in thousands):

	March 31, 2013	September 30, 2012
Finished goods	$28,982	$32,845
Work-in-process	26,981	19,585
Raw materials	62,756	40,788
Obsolescence reserve	(7,246)	(9,324)

	$111,473	$83,894

The Company’s reserve for slow moving and obsolete inventories is analyzed and adjusted periodically to reflect the Company’s best estimate of the net realizable value of such inventories.

During the six months ended March 31, 2013 and 2012, the Company made non-cash transfers of $4.1 million and $13,000, respectively, of inventories to its rental equipment fleet.

7. Accounts and Notes Receivable

Current trade accounts are reflected in the following table (in thousands):

	March 31, 2013	September 30, 2012
Trade accounts receivable	$34,914	$16,509
Allowance for doubtful accounts	(804)	(280)

	$34,110	$16,229

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

Notes receivable are reflected in the following table (in thousands):

	March 31, 2013	September 30, 2012
Notes receivable	$8,246	$5,493
Allowance for doubtful notes	—	—

	8,246	5,493
Less current portion	7,426	3,806

	$820	$1,687

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

The following table summarizes the calculation of net earnings and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings per share (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Net earnings available to common stockholders	$16,869	$11,431	$38,882	$20,116

Weighted average number of common share equivalents:
Common shares used in basic earnings per share	12,882,396	12,726,292	12,854,858	12,715,356
Common share equivalents outstanding related to stock options	73,170	134,488	69,156	124,204

Total weighted average common shares and common share equivalents used in diluted earnings per share	12,955,566	12,860,780	12,924,014	12,839,560

Basic earnings per common share	$1.31	$0.90	$3.02	$1.58

Diluted earnings per common share	$1.30	$0.89	$3.01	$1.57

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

The following table summarizes the Company’s segment information (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Net sales:
Seismic	$69,758	$48,716	$141,842	$86,008
Non-Seismic	6,444	7,317	11,911	13,105
Corporate	218	200	418	401

Total	$76,420	$56,233	$154,171	$99,514

Income (loss) from operations:
Seismic	$27,842	$17,716	$61,803	$31,677
Non-Seismic	892	1,326	1,357	2,319
Corporate	(3,178)	(2,570)	(6,056)	(4,926)

Total	$25,556	$16,472	$57,104	$29,070

10. Credit Agreement

On March 2, 2011, the Company entered into a new credit agreement (as amended, the “Credit Agreement”) with a bank. Under the Credit Agreement, the Company can borrow up to $25.0 million principally secured by its accounts receivable, inventories and equipment. In addition, certain domestic subsidiaries of the Company have guaranteed the obligations of the Company under the Credit Agreement and such subsidiaries have secured the obligations by the pledge of certain of the assets of such subsidiaries. The Credit Agreement expires on March 2, 2015. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial ratios, restricts the Company and its subsidiaries’ ability to pay dividends and contains other covenants customary in agreements of this type. The interest rate for borrowings under the Credit Agreement is a LIBOR based rate with a margin spread of 250 to 350 basis points depending upon the maintenance of certain ratios. At March 31, 2013, the Company was in compliance with all covenants. At March 31, 2013, there were no borrowings outstanding, there were no standby letters of credit outstanding, and available borrowings under the Credit Agreement were $25.0 million.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

11. Income Taxes

The United States statutory tax rate for the three and six months ended March 31, 2013 and 2012 was 35%. The Company’s effective tax rates for the three months ended March 31, 2013 and 2012 were 32.6% and 32.1%, respectively. The Company’s effective tax rates for the six months ended March 31, 2013 and 2012 were 31.5% and 32.4%, respectively. Compared to the United States statutory rate of 35%, the Company’s lower effective tax rates for each of the periods ended March 31, 2013 and 2012 primarily resulted from a manufacturers’/producers’ deduction available to U.S. manufacturers. In December 2011 the United States Congress announced that it extended the research and experimentation tax credit from January 1, 2012 through December 31, 2013. When the research and experimentation tax credit expired on December 31, 2012, the Company did not recognize any associated tax credits for the period January 1, 2012 through September 30, 2012. As a result of that announcement by the United States Congress, during its first quarter ended December 31, 2012, the Company recognized $0.3 million of additional research and experimentation tax credits. Such credits were earned by the Company in its fiscal year ended September 30, 2012.

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

Our products used in marine seismic data acquisition include our marine seismic streamer retrieval devices (“SRDs”). Occasionally, streamer cables are severed and become disconnected from the vessel as a result of obstacles, inclement weather, vessel traffic or human error. Our SRDs, which are attached to the streamer cables, contain air bags which are designed to inflate automatically at a given depth, bringing the severed streamer cables to the surface. These SRDs save the seismic contractors significant time and money compared to the alternative of losing the streamer cable. We also produce seismic streamer steering devices, or “birds,” which are finlike devices that attach to the streamer cable. These birds help maintain the streamer cable at a certain desired depth as it is being towed through the water.

Our wholly-owned subsidiary in the Russian Federation manufactures international standard geophones, sensors, seismic leader wire, seismic telemetry cables and related seismic products for customers in the Russian Federation and other international seismic marketplaces. We have a branch office in Colombia that primarily rents seismic equipment to our customers in the South American market. Operating in foreign locations involves certain risks as discussed under the heading “Risk Factors – Our Foreign Subsidiaries and Foreign Marketing Efforts Face Additional Risks and Difficulties” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

Wireless Products

During fiscal year 2008, we announced the development of a land-based wireless (or nodal) seismic data acquisition system. Each wireless station operates independently and therefore can be deployed in virtually unlimited channel configurations. Rather than utilizing interconnecting cables as required by most traditional land data acquisition systems, each wireless station operates as an independent data collection system. As a result, our wireless system requires less maintenance, which we believe allows our customers to operate more effectively and efficiently because of its reduced environmental impact, lower weight and ease of operation. Our wireless system is designed into configurations ranging from one to four channels per station. Since its introduction and through March 31, 2013, we sold approximately 218,000 wireless channels and had approximately 77,000 wireless channels available for rent. With the recent opening of a branch office in Bogotá, Colombia and the prospect for increasing demand for wireless rental equipment elsewhere in the world, we expect further increases in the size of our wireless product rental fleet during the remainder of fiscal year 2013.

In October 2009, we introduced a marine-based wireless seismic data acquisition system. Similar to our land wireless system, the marine wireless system can be deployed in virtually unlimited channel configurations and does not require interconnecting cables between each station. Our deepwater versions of this marine wireless system can be deployed in depths of up to 3,000 meters.

Reservoir Products

Seismic surveys repeated over selected time intervals show dynamic changes within the reservoir and can be used to monitor the effects of oil and gas production. In this regard, we have developed permanently installed high-definition reservoir characterization products for ocean-bottom applications in producing oil and gas fields. We also produce a retrievable version of this ocean-bottom system for use on fields where permanently installed systems are not appropriate or economical. Utilizing these tools, producers can enhance the recovery of oil and gas deposits over the life of a reservoir.

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

Our non-seismic products include thermal imaging products targeted at the commercial graphics industry as well as various industrial products. Our industrial products include (i) sensors and tools for vibration monitoring, mine safety application and earthquake detection, (ii) cables for power and communication for the offshore oil and gas and offshore construction industries, and (iii) water meter cables and other specialty cable and connector products.

Consolidated Results of Operations

We report and evaluate financial information for two segments: Seismic and Non-Seismic. Certain items have been reclassified to conform to the new segment reporting. Summary financial data by business segment follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Seismic
Traditional exploration product revenues	$13,906	$22,231	$27,910	$36,233
Wireless exploration product revenues	15,660	21,470	62,578	39,345
Reservoir product revenues	40,192	5,015	51,354	10,430

Total seismic sales	69,758	48,716	141,842	86,008
Operating income	27,842	17,716	61,803	31,677
Non-Seismic
Net sales	6,444	7,317	11,911	13,105
Operating income	892	1,326	1,357	2,319
Corporate
Net sales	218	200	418	401
Operating loss	(3,178)	(2,570)	(6,056)	(4,926)
Consolidated Totals
Net sales	76,420	56,233	154,171	99,514
Operating income	25,556	16,472	57,104	29,070

Overview

Three and six months ended March 31, 2013 compared to three and six months ended March 31, 2012

Consolidated sales for the three months ended March 31, 2013 increased by $20.2 million, or 35.9%, from the corresponding period of the prior fiscal year. Consolidated sales for the six months ended March 31, 2013 increased by $54.7 million, or 54.9%, from the corresponding period of the prior fiscal year. This increase reflects greater demand for sales of our seismic products.

Consolidated gross profit for the three months ended March 31, 2013 increased by $10.5 million, or 41.9%, from the corresponding period of the prior fiscal year. Consolidated gross profit for the six months ended March 31, 2013 increased by $30.4 million, or 66.5%, from the corresponding period of the prior fiscal year. This increase in gross profit resulted from increased sales of our seismic products and a favorable product mix.

Consolidated operating expenses for the three months ended March 31, 2013 increased by $1.4 million, or 16.5%, from the corresponding period of the prior fiscal year. Consolidated operating expenses for the six months ended March 31, 2013 increased by $2.4 million, or 14.1%, from the corresponding period of the prior fiscal year. The increase in operating expenses reflects higher personnel costs and other general increases associated with increased sales and asset expansion.

Other income (expense) for the three months ended March 31, 2013 decreased $0.9 million from the corresponding period of the prior fiscal year. Other income for the six months ended March 31, 2013 decreased $1.0 million from the corresponding period of the prior fiscal year. The decrease in other income (expense) primarily resulted from foreign exchange losses on intercompany transactions and higher levels of interest expense related to our foreign exchange hedging activities.

The United States statutory tax rate for the three and six months ended March 31, 2013 and 2012 was 35%. Our effective tax rates for the three months ended March 31, 2013 and 2012 were 32.6% and 32.1%, respectively. Our effective tax rates for the six months ended March 31, 2013 and 2012 were 31.5% and 32.4%, respectively. Compared to the United States statutory rate of 35%, our lower effective tax rates for each of the periods ended March 31, 2013 and 2012 primarily resulted from a manufacturers’/producers’ deduction available to U.S. manufacturers. In December 2012 the United States Congress announced that it extended the research and experimentation tax credit from January 1, 2012 through December 31, 2013. When the research and experimentation tax credit expired on December 31, 2011, we did not recognize any associated tax credits for the period January 1, 2012 through September 30, 2012. As a result of the recent announcement by the United States Congress, during our first quarter ended December 31, 2012, we recognized $0.3 million of additional research and experimentation tax credits. Such credits were earned by us in our fiscal year ended September 30, 2012.

Seismic Products

Net Sales

Sales of our seismic products for the three months ended March 31, 2013 increased by $21.0 million, or 43.2%, from the corresponding period of the prior fiscal year. Sales of our seismic products for the six months ended March 31, 2013 increased by $55.6 million, or 64.9%, from the corresponding period of the prior fiscal year. The components of this increase include the following:

•	Traditional Product Sales and Rentals – For the three months ended March 31, 2013, sales of our traditional products decreased by $8.3 million, or 37.5%, from the corresponding period of the prior fiscal year. For the six months ended March 31, 2013, sales of our traditional products decreased by $8.3 million, or 23.0%, from the corresponding period of the prior fiscal year. The decline in revenues for both periods, which predominantly occurred in the second quarter ended March 31, 2013, resulted from lower demand for our marine products and reduced rentals of geophone strings during the Canadian winter season.

•	Wireless Product Sales and Rentals – For the three months ended March 31, 2013, sales of our wireless products decreased by $5.8 million, or 27.1%, from the corresponding period of the prior fiscal year. We attribute this decline in revenue to a historically erratic flow of orders for our wireless products. For the six months ended March 31, 2013, sales of our wireless products increased by $23.2 million, or 59.1%, from the corresponding period of the prior fiscal year. Wireless product revenues for fiscal year 2013 consisted of sales and rentals to both new and existing customers, and included the sale of approximately 37,000 channels of new wireless products and approximately 23,000 channels of used wireless products from our rental fleet. The sale of used wireless products from our rental fleet resulted in sales proceeds of $17.1 million for the six months ended March 31, 2013. We believe the continued demand for wireless channel sales, although erratic from quarter-to-quarter, reflects the seismic industry’s acceptance of our wireless systems in lieu of less efficient legacy cable-based systems. This product line represents a significant part of our revenues and quarterly fluctuations can significantly impact our operating income.

•	Reservoir Product Sales, Rentals and Services – For the three months ended March 31, 2013, sales of our reservoir products increased by $35.2 million, or 701.4%, from the corresponding period of the prior fiscal year. During this three-month period, we recorded revenues of approximately $17.0 million for delivery of a reservoir characterization system to Shell Brasil Petróleo Ltda and we recognized revenues under the percentage of completion method of approximately $21.0 million from production of the Statoil order. For the six months ended March 31, 2013, sales of our reservoir products increased by $40.9 million, or 392.4%, from the corresponding period of the prior fiscal year. During the six months ended March 31, 2013, we recorded revenues of approximately $17.0 million for delivery of a reservoir characterization system to Shell Brasil Petróleo Ltda and we recognized revenues under the percentage of completion method of approximately $29.7 million from production of the Statoil order. These increases in revenue for the three months and six months ended March 31, 2013 were partially offset by a decline in sales and rentals of our borehole tools.

The rate of new customer orders for our seismic products, especially our wireless products and large orders for our subsea reservoir products, generally occur irregularly thereby making it difficult for us to predict our sales and production levels each quarter. Furthermore, product shipping dates are generally determined by our customers and are not at our discretion. As a result, these factors have caused past sales of our seismic products to be unpredictable, or “lumpy,” and we expect this trend to continue into the future.

Operating Income

Our operating income associated with sales of our seismic products for the three months ended March 31, 2013 increased by $10.1 million, or 57.2%, from the corresponding period of the prior fiscal year. The increase in operating income primarily resulted from the recognition of revenues from our reservoir products. Our operating income associated with sales of our seismic products for the six months ended March 31, 2013 increased by $30.1 million, or 95.1%, from the corresponding period of the prior fiscal year. The higher level of operating income resulted from increased wireless product sales and the recognition of revenues from our reservoir products.

Non-Seismic Products

Net Sales

Sales of our non-seismic products for the three months ended March 31, 2013 decreased by $0.9 million, or 11.9%, from the corresponding period of the prior fiscal year. Sales of our non-seismic products for the six months ended March 31, 2013 decreased by $1.2 million, or 9.1%, from the corresponding period of the prior fiscal year. This decrease is primarily due to lower sales of industrial sensors and thermal imaging products to our European customers which appear to have been impacted by the region’s economic crisis. We expect the European market for sales of our non-seismic products to remain challenging for the remainder of fiscal year 2013.

Operating Income

Our operating income associated with sales of our non-seismic products for the three months ended March 31, 2013 decreased $0.4 million, or 32.7%, from the corresponding period of the prior fiscal year. Our operating income associated with sales of our non-seismic products for the six months ended March 31, 2013 decreased $1.0 million, or 41.5%, from the corresponding period of the prior fiscal year. The decrease in operating income for both periods resulted from lower sales levels, and lower profit margins due to less favorable sales mix and lower manufacturing volume for our thermal imaging business.

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

Upon reaching the five percent pretax return threshold, an incentive compensation accrual is established equal to 16.7 percent of the amount of any consolidated pretax profits above the five percent pretax return threshold. The initial maximum aggregate bonus available under the program for fiscal year 2013 will be $6.5 million. Under this program, for the three months ended March 31, 2013 and 2012, we had accrued $2.0 million and $2.6 million, respectively, of incentive compensation expense. Under this program, for the six months ended March 31, 2013 and 2012, we had accrued $3.9 million and $4.6 million, respectively, of incentive compensation expense.

Liquidity and Capital Resources

At March 31, 2013, we had approximately $12.3 million in cash and cash equivalents. For the six months ended March 31, 2013, we used approximately $42.6 million of cash from operating activities. Sources of cash generated from our operating activities resulted from net income of $38.9 million, net non-cash charges of $7.9 million from deferred income taxes, depreciation, amortization, accretion, stock-based compensation, inventory obsolescence and bad debts, and a $1.7 million increase in accounts payable resulting from increased purchases of raw materials due to increased sales. These sources of cash were offset by (i) a $31.4 million increase in inventories due to current and expected future production for the Statoil order, and other general inventory increases in anticipation of future product orders, (ii) a $21.2 million increase in trade accounts and notes receivable primarily resulting from increased sales and the timing of cash collections, (iii) a $11.3 million increase in costs and estimated earnings in excess of billings for the Statoil order, (iv) a $9.1 million adjustment to transfer gross profits from rental equipment sales to investing activities since such transactions involve the sale of long-lived assets, (v) a $8.5 million decrease in deferred revenue primarily due to the revenue recognition of advance payments received from Shell Brasil Petróleo Ltda, (vi) a $4.7 million increase in prepaid expenses and other current assets due to vendor prepayment requirements and tax deposits, (vii) a decrease of $2.4 million of accrued expenses and other primarily resulting from the payment of fiscal year 2012 incentive compensation, (viii) $2.0 million increase in prepaid income taxes related to intercompany sales of rental equipment and (ix) a $0.6 million decrease in income tax payable resulting from the timing of our income tax payments.

For the six months ended March 31, 2013, we generated approximately $0.2 million of cash in investing activities. We used $17.7 million of cash to expand our rental equipment fleet to meet customer demand. This investment in rental equipment was offset by $17.1 million of proceeds from the sale of rental equipment. We currently estimate that our total gross fiscal year 2013 investments in rental equipment capital could exceed $30 million or more depending on future customer demand for land and marine wireless systems. We used $8.2 million of cash for investments in property and equipment, including $4.1 million of real property acquisitions in Houston and Bogotá. We estimate that our total fiscal year 2013 investments in property and equipment could be approximately $15 to $20 million. We expect these capital expenditures will be financed from our cash on hand, internal cash flow, rental equipment sales proceeds and/or from borrowings under our Credit Agreement. These uses of cash were partially offset by $9.1 million of net proceeds from the sale of short-term investments.

For the six months ended March 31, 2013, we generated approximately $3.9 million of cash in financing activities resulting from cash proceeds received from the exercise of stock options and the associated tax benefit related to such exercised stock options.

On March 2, 2011, we entered into a new credit agreement (as amended, the “Credit Agreement”) with a bank. Under the Credit Agreement, we can borrow up to $25.0 million principally secured by our accounts receivable, inventories and equipment. In addition, certain of our domestic subsidiaries have guaranteed our obligations under the Credit Agreement and such subsidiaries have secured the obligations by the pledge of certain of the assets of such subsidiaries. The Credit Agreement expires on March 2, 2015. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial ratios, restricts us and our subsidiaries’ ability to pay cash dividends and contains other covenants customary in agreements of this type. The interest rate for borrowings under the Credit Agreement is a LIBOR based rate with a margin spread of 250-350 basis points depending upon the maintenance of certain ratios. At March 31, 2013, the interest rate was 2.7%. At March 31, 2013, there were no borrowings outstanding, no standby letters of credit outstanding, and available borrowings under the Credit Agreement were $25.0 million. Please see “Risk Factors – The Credit Agreement Imposes Restrictions on Our Business” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 for more information about the restrictive covenants imposed on us by the Credit Agreement.

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

Foreign Currency and Operations Risk

Our wholly-owned subsidiary, Geospace Technologies Eurasia, is located in the Russian Federation. In addition, we recently opened a new branch entity, Geospace Technologies Sucursal Sudamericana, located in Colombia. Our financial results for these entities may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions, or changes in their political climate. Our consolidated balance sheet at March 31, 2013 reflected approximately $6.6 million and $0.7 million of net working capital related to our Russian and Colombian operations, respectively. Both of these entities receive a portion of their revenues and pay a majority of their expenses primarily in their local currency. To the extent that transactions of these entities are settled in their local currency, a devaluation of these currencies versus the U.S. dollar could reduce any contribution from these entities to our consolidated results of operations and total comprehensive income as reported in U.S. dollars. We do not hedge the market risk with respect to our operations in these countries; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of such currencies versus U.S. dollars to the extent such disruptions result in any reduced valuation of these foreign entities’ net working capital or future contributions to our consolidated results of operations. At March 31, 2013, the foreign exchange rate for $1.00 (one U.S. dollar) was equal to 30.6 Russian Rubles and 1,829 Colombian Pesos, respectively. If the value of the U.S. dollar were to decline by ten percent against these foreign currencies, our working capital in the Russian Federation and Colombia could decline by $0.7 million and $70,000, respectively.

Foreign Currency Intercompany Accounts

From time to time, we provide access to capital to our foreign subsidiaries through U.S. dollar denominated interest bearing promissory notes. Such funds are generally used by our foreign subsidiaries to purchase capital assets and for general working capital needs. In addition, we sell products to our foreign subsidiaries in U.S. dollars on trade credit terms. Because U.S. dollar denominated intercompany debts are accounted for in the local currency of our foreign subsidiaries, any appreciation or devaluation of such foreign currencies against the U.S. dollar will result in a gain or loss, respectively, to our consolidated statement of operations. At March 31, 2013, we had outstanding intercompany accounts receivable of $34.4 million from our Canadian subsidiary. We entered into an agreement with a United States bank to hedge $20.0 million of this foreign exchange exposure, resulting in a net U.S. dollar denominated intercompany accounts payable exposure to the Canadian dollar of $14.4 million. At March 31, 2013, the foreign exchange rate of the U.S. dollar to the Canadian dollar was 1:0.98. If the U.S. dollar exchange rate were to strengthen by ten percent against the Canadian dollar, we would recognize a foreign exchange loss of $1.4 million at our Canadian subsidiary.

Floating Interest Rate Risk

The Credit Agreement contains a floating interest rate, which subjects us to the risk of increased interest costs associated with any upward movements in bank market interest rates. Under the Credit Agreement our borrowing interest rate is a LIBOR based rate plus 250-350 basis points. As of March 31, 2013, we had no borrowings under the Credit Agreement.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of March 31, 2013 of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2013.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6. Exhibits

The following exhibits are filed with this Report on Form 10-Q.

10.1	Third Amendment to Loan Agreement dated February 22, 2013 by and among Geospace Technologies Corporation, as borrower, certain subsidiaries of Geospace Technologies Corporation, as guarantors, and Frost Bank, as lender (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed February 27, 2013).

10.2	Note Modification, Renewal and Extension Agreement dated February 22, 2013 by and between Frost Bank and Geospace Technologies Corporation (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed February 27, 2013).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data file.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEOSPACE TECHNOLOGIES CORPORATION

Date: May 3, 2013	By:	/s/ Gary D. Owens
Gary D. Owens, Chairman of the Board
President and Chief Executive Officer
(duly authorized officer)

Date: May 3, 2013	By:	/s/ Thomas T. McEntire
Thomas T. McEntire, Vice President,
Chief Financial Officer and Secretary
(principal financial officer)