Form 10-Q
period 2013-06-30
GEOSPACE TECHNOLOGIES CORP
filed 2013-08-07
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2013

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

There were 12,911,316 shares of the Registrant’s Common Stock outstanding as of the close of business on August 1, 2013.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

ASSETS	June 30, 2013	September 30, 2012
	(unaudited)
Current assets:
Cash and cash equivalents	$9,957	$50,752
Short-term investments	—	19,960
Trade accounts receivable, net	33,164	16,229
Current portion of notes receivable, net	7,054	3,806
Inventories, net	137,503	83,894
Costs and estimated earnings in excess of billings	28,387	—
Deferred income tax assets	6,861	6,689
Prepaid expenses and other current assets	3,896	5,898

Total current assets	226,822	187,228

Rental equipment, net	33,572	27,853
Property, plant and equipment, net	45,686	34,433
Goodwill	1,843	1,843
Non-current deferred income tax assets	167	307
Non-current notes receivable, net	389	1,687
Prepaid income taxes	6,695	5,479
Other assets	110	192

Total assets	$315,284	$259,022

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable trade	$20,561	$17,187
Accrued expenses and other current liabilities	14,367	13,978
Deferred revenue	734	8,641
Deferred income tax liabilities	—	111
Income taxes payable	2,457	1,275

Total current liabilities	38,119	41,192

Non-current deferred income tax liabilities	2,584	2,843

Total liabilities	40,703	44,035

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock	129	128
Additional paid-in capital	64,903	60,633
Retained earnings	210,324	154,451
Accumulated other comprehensive loss	(775)	(225)

Total stockholders’ equity	274,581	214,987

Total liabilities and stockholders’ equity	$315,284	$259,022

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Sales	$78,148	$55,201	$232,319	$154,715
Cost of sales	44,273	32,241	122,338	86,037

Gross profit	33,875	22,960	109,981	68,678

Operating expenses:
Selling, general and administrative	5,610	4,838	16,872	14,484
Research and development	3,327	2,800	10,460	9,198
Bad debt expense (recovery)	(53)	(279)	554	325
Total operating expenses	8,884	7,359	27,886	24,007

Income from operations	24,991	15,601	82,095	44,671

Other income (expense):
Interest expense	(62)	(76)	(192)	(119)
Interest income	236	118	695	561
Foreign exchange gains (losses)	(235)	(9)	(903)	284
Other, net	11	(47)	(8)	(55)

Total other income (expense), net	(50)	(14)	(408)	671

Income before income taxes	24,941	15,587	81,687	45,342
Income tax expense	7,950	4,851	25,814	14,491

Net income	$16,991	$10,736	$55,873	$30,851

Basic earnings per share	$1.32	$0.84	$4.34	$2.42

Diluted earnings per share	$1.31	$0.83	$4.32	$2.40

Weighted average shares outstanding—Basic	12,911,316	12,748,166	12,873,677	12,726,252
Weighted average shares outstanding—Diluted	12,982,322	12,882,448	12,943,105	12,852,370

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Net income	$16,991	$10,736	$55,873	$30,851

Other comprehensive loss:
Change in unrealized gain on available- for-sale securities (net of tax)	(13)	(9)	(30)	6
Foreign currency translations adjustments	(676)	(972)	(520)	(769)
Other comprehensive loss	(689)	(981)	(550)	(763)

Total comprehensive income	$16,302	$9,755	$55,323	$30,088

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended June 30, 2013	Nine Months Ended June 30, 2012

Cash flows from operating activities:
Net income	$55,873	$30,851
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax expense (benefit)	(83)	69
Depreciation and amortization	9,390	7,351
Accretion of discounts on short-term-investments	162	119
Stock-based compensation	434	555
Bad debt expense	554	325
Inventory obsolescence (recovery) provision	(77)	1,395
Gross profit from the sale of used rental equipment	(12,180)	(8,174)
Loss on disposal of property, plant and equipment	14	3
Realized (gain) loss on short-term investments	(19)	1
Effects of changes in operating assets and liabilities:
Trade accounts and notes receivable	(19,389)	(2,873)
Inventories	(58,404)	(1,261)
Costs and estimated earnings in excess of billings	(28,387)	—
Prepaid expenses and other current assets	2,004	3,540
Prepaid income taxes	(1,216)	(2,165)
Accounts payable trade	3,384	567
Accrued expenses and other	3,270	2,572
Deferred revenue	(7,914)	4,683
Income taxes payable	1,182	2,461

Net cash provided by (used in) operating activities	(51,402)	40,019

Cash flows from investing activities:
Purchase of property, plant and equipment	(17,034)	(3,049)
Proceeds from the sale of property, plant and equipment	—	14
Investment in rental equipment	(19,579)	(24,593)
Proceeds from sale of used rental equipment	23,798	17,560
Purchases of short-term investments	(1,587)	(15,336)
Proceeds from the sale of short-term investments	21,139	1,580

Net cash provided by (used in) investing activities	6,737	(23,824)

Cash flows from financing activities:
Excess tax benefit from stock-based compensation	2,948	493
Proceeds from exercise of stock options and other	917	636

Net cash provided by financing activities	3,865	1,129

Effect of exchange rate changes on cash	5	(6)

Increase (decrease) in cash and cash equivalents	(40,795)	17,318

Cash and cash equivalents, beginning of period	50,752	31,388

Cash and cash equivalents, end of period	$9,957	$48,706

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet of Geospace Technologies Corporation and its subsidiaries (the “Company”) at September 30, 2012 was derived from the Company’s audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 2013 and the consolidated statements of operations and statements of comprehensive income for the three and nine months ended June 30, 2013 and 2012, and the consolidated statements of cash flows for the nine months ended June 30, 2013 and 2012 were prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows were made. The results of operations for the three and nine months ended June 30, 2013 are not necessarily indicative of the operating results for a full year or of future operations.

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

Short-term Investments

The Company classifies its short-term investments consisting of corporate bonds, government bonds and other such similar investments as available-for-sale securities. Available-for-sale securities are carried at fair market value with net unrealized holding gains and losses reported each period as a component of comprehensive income in stockholders’ equity. At June 30, 2013, the Company did not hold any short-term investments. See note 2 for additional information.

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

The Company records bill and hold arrangements consistent with guidance around bill and hold arrangements. As of June 30, 2013 and 2012, the Company had no sales under bill and hold arrangements.

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

Changes in the warranty reserve are reflected in the following table (in thousands):

Balance at October 1, 2012	$2,308
Accruals for warranties issued during the period	288
Settlements made (in cash or in kind) during the period	(583)
Balance at June 30, 2013	$2,013

2. Short-term Investments

The Company had no short-term investments outstanding at June 30, 2013.

	As of September 30, 2012 (in thousands)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Short-term investments:
Corporate	$11,072	$37	$—	$11,109
Government	8,842	9	—	8,851

Total	$19,914	$46	$—	$19,960

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3. Derivative Financial Instruments

Periodically the Company enters into foreign currency hedge arrangements. At June 30, 2013, the Company’s Canadian subsidiary had $28.1 million of Canadian dollar denominated intercompany accounts payable owed to the Company’s U.S. subsidiaries. In order to mitigate its exposure to movements in foreign currency rates between the U.S. dollar and Canadian dollar, during its third quarter ended June 30, 2013, the Company entered into a $20.0 million foreign currency forward contract to hedge a portion of the Canadian subsidiary’s Canadian dollar denominated debt. This contract reduces the impact on cash flows from movements in the Canadian dollar/U.S. dollar currency exchange rate. At June 30, 2013, the Company had accrued unrealized foreign exchange gains of $0.6 million under this contract.

The following table summarizes the gross fair value of all derivative instruments, which are not designated as hedging instruments and their location in the consolidated balance sheets (in thousands):

Derivative Instrument	Location	June 30, 2013	September 30, 2012

Foreign Currency Exchange Contracts	Prepaid and other	$590	$—
Foreign Currency Exchange Contracts	Accrued Expenses	—	215

		$590	$215

The following table summarizes the impact of the Company’s derivatives on the consolidated statements of operations for the three and nine month periods ended June 30, 2013 and 2012 (in thousands):

Derivative Instrument	Location of Gain on Derivative Instrument	Three Months Ended June 30		Nine Months Ended June 30
		2013	2012	2013	2012

Foreign Currency Forward Contracts	Other Income (Expense)	657	285	812	137

		$657	$285	$812	$137

Amounts in the above table include realized and unrealized derivative gains and losses.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4. Fair Value of Financial Instruments

At June 30, 2013, the Company’s financial instruments included cash and cash equivalents, short-term investments, foreign currency forward contract, trade and notes receivables, other current assets, accounts payable and other current liabilities. Due to the short-term maturities of cash and cash equivalents, trade and other receivables, other current assets, accounts payable and other current liabilities, the carrying amounts approximate fair value on the respective balance sheet dates.

The Company measures its short-term investments and derivative instruments at fair value on a recurring basis.

The fair value measurement of the Company’s short-term investments and derivative instruments was determined using the following inputs:

	As of June 30, 2013 (in thousands)
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)

Short-term investments:
Corporate bonds	$—	$—	$—	$—
Government bonds	—	—	—	—
Foreign currency forward contract	590	—	590	—

Total	$590	$—	$590	$—

	As of September 30, 2012 (in thousands)
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)

Short-term investments:
Corporate bonds	$11,109	$11,109	$—	$—
Government bonds	8,851	8,851	—	—
Foreign currency forward contract	(215)	—	(215)	—

Total	$19,745	$19,960	$(215)	$—

5. Accumulated Other Comprehensive Loss:

Accumulated other comprehensive loss consisted of the following (in thousands):

	June 30, 2013	September 30, 2012

Change in unrealized gains (losses) on available-for-sale securities (net of tax)	$—	$30
Foreign currency translation adjustments	(775)	(255)

	$(775)	$(225)

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6. Inventories

Inventories consisted of the following (in thousands):

	June 30, 2013	September 30, 2012

Finished goods	$23,653	$32,845
Work-in-process	34,788	19,585
Raw materials	86,221	40,788
Obsolescence reserve	(7,159)	(9,324)

	$137,503	$83,894

The Company’s reserve for slow moving and obsolete inventories is analyzed and adjusted periodically to reflect the Company’s best estimate of the net realizable value of such inventories.

During the nine months ended June 30, 2013 and 2012, the Company made non-cash transfers of $4.7 million and $0.9 million, respectively, of inventories to its rental equipment fleet.

7. Accounts and Notes Receivable

Current trade accounts are reflected in the following table (in thousands):

	June 30, 2013	September 30, 2012

Trade accounts receivable	$33,911	$16,509
Allowance for doubtful accounts	(747)	(280)

	$33,164	$16,229

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

Notes receivable are reflected in the following table (in thousands):

	June 30, 2013	September 30, 2012

Notes receivable	$7,443	$5,493
Allowance for doubtful notes	—	—
	7,443	5,493
Less current portion	7,054	3,806

Long-term portion	$389	$1,687

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

The following table summarizes the calculation of net earnings and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings per share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Net earnings available to common stockholders	$16,991	$10,736	$55,873	$30,851

Weighted average number of common share equivalents:
Common shares used in basic earnings per share	12,911,316	12,748,166	12,873,677	12,726,252
Common share equivalents outstanding related to stock options	71,006	134,282	69,428	126,118

Total weighted average common shares and common share equivalents used in diluted earnings per share	12,982,322	12,882,448	12,943,105	12,852,370

Basic earnings per common share	$1.32	$0.84	$4.34	$2.42

Diluted earnings per common share	$1.31	$0.83	$4.32	$2.40

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

The following table summarizes the Company’s segment information (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Net sales:
Seismic	$71,261	$47,919	$213,103	$133,928
Non-Seismic	6,683	7,082	18,594	20,186
Corporate	204	200	622	601

Total	$78,148	$55,201	$232,319	$154,715

Income (loss) from operations:
Seismic	$26,932	$16,840	$88,735	$48,518
Non-Seismic	972	1,146	2,329	3,464
Corporate	(2,913)	(2,385)	(8,969)	(7,311)

Total	$24,991	$15,601	$82,095	$44,671

10. Credit Agreement

On March 2, 2011, the Company entered into a credit agreement (as amended, the “Credit Agreement”) with a bank. Under the Credit Agreement, the Company can borrow up to $25.0 million principally secured by its accounts receivable, inventories and equipment. In addition, certain domestic subsidiaries of the Company have guaranteed the obligations of the Company under the Credit Agreement and such subsidiaries have secured the obligations by the pledge of certain of the assets of such subsidiaries. The Credit Agreement expires on March 2, 2015. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial ratios, restricts the Company and its subsidiaries’ ability to pay dividends and contains other covenants customary in agreements of this type. The interest rate for borrowings under the Credit Agreement is a LIBOR based rate with a margin spread of 250 to 350 basis points depending upon the maintenance of certain ratios. At June 30, 2013, the Company was in compliance with all covenants. At June 30, 2013, there were no borrowings outstanding, there were $15,000 of standby letters of credit outstanding, and available borrowings under the Credit Agreement were $25.0 million.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

11. Income Taxes

The United States statutory tax rate for the three and nine months ended June 30, 2013 and 2012 was 35%. The Company’s effective tax rates for the three months ended June 30, 2013 and 2012 were 31.9% and 31.1%, respectively. The Company’s effective tax rates for the nine months ended June 30, 2013 and 2012 were 31.6% and 32.0%, respectively. Compared to the United States statutory rate of 35%, the Company’s lower effective tax rates for each of the periods ended June 30, 2013 and 2012 primarily resulted from a manufacturers’/producers’ deduction available to U.S. manufacturers.

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

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein, if any, contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “intend”, “expect”, “plan”, “budget”, “forecast”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue”, “evaluating” or similar words. Statements that contain these words should be read carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other forward-looking information. Examples of forward-looking statements include, among others, statements that we make regarding our expected operating results, the adoption and sale of our products in various geographic regions, anticipated levels of capital expenditures and the sources of funding therefore, and our strategy for growth, product development, market position, financial results and reserves. These forward-looking statements reflect our best judgment about future events and trends based on the information currently available to us. However, there will likely be events in the future that we are not able to predict or control. The factors listed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 and the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013, as well as other cautionary language in such Annual Report and Quarterly Report and this Quarterly Report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this Quarterly Report on Form 10-Q could have a material adverse effect on our business, results of operations and financial position, and actual events and results of operations may vary materially from our current expectations. We assume no obligation to revise or update any forward-looking statement, whether written or oral, that we may make from time to time, whether as a result of new information, future developments or otherwise.

Business Overview

Geospace Technologies Corporation is a Delaware corporation incorporated on September 27, 1994. Unless otherwise specified, the discussion in this Quarterly Report on Form 10-Q refers to Geospace Technologies Corporation and its subsidiaries. We design and manufacture instruments and equipment used in the acquisition and processing of seismic data as well as in the characterization and monitoring of producing oil and gas reservoirs. Demand for our products has been, and will likely continue to be, vulnerable to downturns in the economy and the oil and gas industry in general. For more information, please refer to the risks discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 and the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013.

We have engaged in the seismic instrument and equipment business since 1980 and market our products primarily to the oil and gas industry. We also design, manufacture and distribute non-seismic equipment including thermal imaging equipment and industrial products. We report and categorize our customers and products into two different segments: Seismic and Non-Seismic.

In February 2012 we received an order from Shell Brasil Petróleo Ltda for a $14.9 million seabed seismic reservoir monitoring system which was delivered in the second fiscal quarter. In November 2012, we received an order from Statoil for a $160 million seabed seismic reservoir monitoring system to be delivered over a three year period through fiscal year 2015 (the “Statoil Order”). As a result of these orders, we expect our future revenues from the sale of seismic reservoir products to increase significantly compared to historical sales levels.

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

Wireless Products

We have developed a land-based wireless (or nodal) seismic data acquisition system. Each wireless station operates independently and therefore can be deployed in virtually unlimited channel configurations. Rather than utilizing interconnecting cables as required by most traditional land data acquisition systems, each wireless station operates as an independent data collection system. As a result, our wireless system requires less maintenance, which we believe allows our customers to operate more effectively and efficiently because of its reduced environmental impact, lower weight and ease of operation. Our wireless system is designed into configurations ranging from one to four channels per station. Since its introduction in 2008 and through June 30, 2013, we sold approximately 230,000 wireless channels and had approximately 71,000 wireless channels in our rental fleet available for rent. With the recent opening of a branch office in Bogotá, Colombia and the prospect for increasing demand for wireless rental equipment elsewhere in the world, we expect further increases in the size of our wireless product rental fleet during the remainder of fiscal year 2013.

We have also developed a marine-based wireless seismic data acquisition system. Similar to our land wireless system, the marine wireless system can be deployed in virtually unlimited channel configurations and does not require interconnecting cables between each station. Our deepwater versions of this marine wireless system can be deployed in depths of up to 3,000 meters.

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

Consolidated Results of Operations

We report and evaluate financial information for two segments: Seismic and Non-Seismic. Certain items prior to October 1, 2012 have been reclassified to conform to the new segment reporting. Summary financial data by business segment follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Seismic
Traditional exploration product revenues	$10,818	$17,162	$38,727	$53,395
Wireless exploration product revenues	15,967	28,898	78,545	68,244
Reservoir product revenues	44,476	1,859	95,831	12,289

Total seismic sales	71,261	47,919	213,103	133,928
Operating income	26,932	16,840	88,735	48,518

Non-Seismic
Net sales	6,683	7,082	18,594	20,186
Operating income	972	1,146	2,329	3,464

Corporate
Net sales	204	200	622	601
Operating loss	(2,913)	(2,385)	(8,969)	(7,311)

Consolidated Totals
Net sales	78,148	55,201	232,319	154,715
Operating income	24,991	15,601	82,095	44,671

Overview

Three and nine months ended June 30, 2013 compared to three and nine months ended June 30, 2012

Consolidated sales for the three months ended June 30, 2013 increased by $22.9 million, or 41.6%, from the corresponding period of the prior fiscal year. Consolidated sales for the nine months ended June 30, 2013 increased by $77.6 million, or 50.2%, from the corresponding period of the prior fiscal year. This increase reflects greater demand for our seismic permanent reservoir monitoring products.

Consolidated gross profit for the three months ended June 30, 2013 increased by $10.9 million, or 47.5%, from the corresponding period of the prior fiscal year. Consolidated gross profit for the nine months ended June 30, 2013 increased by $41.3 million, or 60.2%, from the corresponding period of the prior fiscal year. This increase in gross profit resulted from increased sales of our seismic permanent monitoring products which generally yield higher than average profit margins.

Consolidated operating expenses for the three months ended June 30, 2013 increased by $1.5 million, or 20.7%, from the corresponding period of the prior fiscal year. Consolidated operating expenses for the nine months ended June 30, 2013 increased by $3.9 million, or 16.2%, from the corresponding period of the prior fiscal year. Selling, general and administrative expenses increased by $2.4 million and research and development expenses increased by $1.3 million from the corresponding period of the prior fiscal year. The increase in operating expenses reflects higher personnel costs and other general increases associated with increased sales and asset expansion.

Other income (expense) for the three months ended June 30, 2013 decreased $36,000 from the corresponding period of the prior fiscal year due to larger foreign exchange losses and partially offset by an increase in interest income. Other income for the nine months ended June 30, 2013 decreased $1.1 million from the corresponding period of the prior fiscal year. The decrease in other income (expense) primarily resulted from foreign exchange losses on intercompany transactions and higher levels of interest expense related to our foreign exchange hedging activities.

The United States statutory tax rate for the three and nine months ended June 30, 2013 and 2012 was 35%. Our effective tax rates for the three months ended June 30, 2013 and 2012 were 31.9% and 31.1%, respectively. Our effective tax rates for the nine months ended June 30, 2013 and 2012 were 31.6% and 32.0%, respectively. Compared to the United States statutory rate of 35%, our lower effective tax rates for each of the periods ended June 30, 2013 and 2012 primarily resulted from a manufacturers’/producers’ deduction available to U.S. manufacturers.

Seismic Products

Net Sales

Sales of our seismic products for the three months ended June 30, 2013 increased by $23.3 million, or 48.7%, from the corresponding period of the prior fiscal year. Sales of our seismic products for the nine months ended June 30, 2013 increased by $79.2 million, or 59.1%, from the corresponding period of the prior fiscal year. The components of this increase include the following:

•

Traditional Product Sales and Rentals – For the three months ended June 30, 2013, sales of our traditional products decreased by $6.3 million, or 37.0%, from the corresponding period of the prior fiscal year. For the nine months ended June 30, 2013, sales of our traditional products decreased by $14.7 million, or 27.5%, from the corresponding period of the prior fiscal year. The decline in revenues for both periods resulted from lower demand for our geophone products, marine products and connector products. We believe this decline in sales of our traditional products is caused by a general decline in seismic activities in North America.

•

Wireless Product Sales and Rentals – For the three months ended June 30, 2013, sales of our wireless products decreased by $12.9 million, or 44.8%, from the corresponding period of the prior fiscal year. We attribute this decline in revenue to a historically erratic flow of orders for our wireless products and a general decline in seismic activities in North America. For the nine months ended June 30, 2013, sales of our wireless products increased by $10.3 million, or 15.1%, from the corresponding period of the prior fiscal year. Wireless product revenues for fiscal year 2013 consisted of sales and rentals to both new and existing customers, and included the sale of approximately 45,000 channels of new wireless products and approximately 30,000 channels of used wireless products from our rental fleet. The sale of used wireless products from our rental fleet resulted in sales proceeds of $23.8 million for the nine months ended June 30, 2013. We believe the demand for wireless channel sales, although erratic from quarter-to-quarter, will continue into the future and reflects the seismic industry’s acceptance of our wireless systems in lieu of less efficient legacy cable-based systems. This product line represents a significant part of our revenues and quarterly fluctuations can significantly impact our operating income.

•

Reservoir Product Sales, Rentals and Services – For the three months ended June 30, 2013, sales of our reservoir products increased by $42.6 million, or 2,292.5%, from the corresponding period of the prior fiscal year. During this three-month period, we recognized revenues under the percentage of completion method of approximately $41.7 million from production of the Statoil order. For the nine months ended June 30, 2013, sales of our reservoir products increased by $83.5 million, or 679.8%, from the corresponding period of the prior fiscal year. During the nine months ended June 30, 2013, we recorded revenues of approximately $17.0 million for delivery of a reservoir characterization system to Shell Brasil Petrôleo Ltda and we recognized revenues under the percentage of completion method of approximately $71.5 million from production of the Statoil order. These increases in revenue for the three months and nine months ended June 30, 2013 were partially offset by a decline in sales and rentals of our borehole tools.

The rate of new customer orders for our seismic products, especially our wireless products and large orders for our subsea reservoir products, generally occur irregularly thereby making it difficult for us to predict our sales and production levels each quarter. Furthermore, product shipping dates are generally determined by our customers and are not at our discretion. As a result, these factors have caused past sales of our seismic products to vary from period to period and we expect this trend to continue into the future.

Operating Income

Our operating income associated with sales of our seismic products for the three months ended June 30, 2013 increased by $10.1 million, or 59.9%, from the corresponding period of the prior fiscal year. The increase in operating income primarily resulted from the recognition of revenues from our reservoir products. Our operating income associated with sales of our seismic products for the nine months ended June 30, 2013 increased by $40.2 million, or 82.9%, from the corresponding period of the prior fiscal year. The higher level of operating income resulted from increased wireless product sales and the recognition of revenues from our reservoir products.

Non-Seismic Products

Net Sales

Sales of our non-seismic products for the three months ended June 30, 2013 decreased by $0.4 million, or 5.6%, from the corresponding period of the prior fiscal year. The decrease in sales is primarily due to a decline in deliveries of our offshore products. Sales of our non-seismic products for the nine months ended June 30, 2013 decreased by $1.6 million, or 7.9%, from the corresponding period of the prior fiscal year. This decrease is primarily due to lower sales of our industrial sensor products to our European customers which appear to have been impacted by the region’s economic crisis. We expect the European market for sales of our non-seismic products to remain challenging for the remainder of fiscal year 2013.

Operating Income

Our operating income associated with sales of our non-seismic products for the three months ended June 30, 2013 decreased $0.2 million, or 15.3%, from the corresponding period of the prior fiscal year. Our operating income associated with sales of our non-seismic products for the nine months ended June 30, 2013 decreased $1.1 million, or 32.8%, from the corresponding period of the prior fiscal year. The decrease in operating income for both periods resulted from lower sales levels, and lower profit margins due to less favorable sales mix and lower manufacturing volume for our thermal imaging business.

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

Upon reaching the five percent pretax return threshold, an incentive compensation accrual is established equal to 16.7 percent of the amount of any consolidated pretax profits above the five percent pretax return threshold. The initial maximum aggregate bonus available under the program for fiscal year 2013 will be $6.5 million. Under this program, for the three months ended June 30, 2013 and 2012, we had accrued $1.4 million and $1.2 million, respectively, of incentive compensation expense. Under this program, for the nine months ended June 30, 2013 and 2012, we had accrued $5.3 million and $5.7 million, respectively, of incentive compensation expense.

Liquidity and Capital Resources

At June 30, 2013, we had approximately $10.0 million in cash and cash equivalents.  For the nine months ended June 30, 2013, we used approximately $51.4 million of cash from operating activities.  Sources of cash generated in our operating activities included our net income of $55.9 million.  Additional sources of cash included (i) net non-cash charges of $10.4 million for deferred income taxes, depreciation, amortization, accretion, stock-based compensation, inventory obsolescence and bad debts, (ii) a $3.4 million increase in accounts payable due to increases in our rental equipment fleet and the timing of payments to our vendors, (iii) a $3.3 million increase accrued expenses and other, (iv) a $2.0 million decrease in prepaid expenses and other current assets due to vendor prepayment requirements and tax deposits and (v) a $1.2 million increase in income tax payable resulting from the timing of our income tax payments.  These sources of cash were offset by uses of cash which included (i) a $58.4 million increase in inventories due to current and expected future production for the Statoil order and production of our new marine wireless nodal products and our land wireless products in anticipation of future product orders, (ii) a $28.4 million increase in costs and estimated earnings in excess of billings for the Statoil order, (iii) a $19.4 million increase in trade accounts and notes receivable primarily resulting from increased sales and the timing of cash collections, (iv) a $12.2 million adjustment to transfer gross profits from rental equipment sales to investing activities since such transactions involve the sale of long-lived assets, (v) a $7.9 million decrease in deferred revenue primarily due to the revenue recognition of advance payments received from Shell Brasil Petróleo Ltda and (vi) a $1.2 million increase in prepaid income taxes related to intercompany product sales.

For the nine months ended June 30, 2013, we generated approximately $6.7 million of cash in investing activities. We used $19.6 million of cash to expand our rental equipment fleet to meet customer demand. This investment in rental equipment was offset by $23.8 million of proceeds from the sale of rental equipment. We currently estimate that our total gross fiscal year 2013 investments in rental equipment capital could exceed $30 million or more depending on future customer demand for land and marine wireless systems during the remainder of the year. We used $17.0 million of cash for investments in property and equipment, including $6.1 million of real property acquisitions in Houston and Bogotá. We estimate that our total fiscal year 2013 investments in property and equipment could be approximately $20 million. We expect these capital expenditures will be financed from our cash on hand, internal cash flow, rental equipment sales proceeds and/or from borrowings under our Credit Agreement. These uses of cash were partially offset by $19.6 million of net proceeds from the sale of short-term investments.

For the nine months ended June 30, 2013, we generated approximately $3.9 million of cash in financing activities resulting from cash proceeds received from the exercise of stock options and the associated tax benefit related to such exercised stock options.

On March 2, 2011, we entered into a credit agreement (as amended, the “Credit Agreement”) with a bank. Under the Credit Agreement, we can borrow up to $25.0 million principally secured by our accounts receivable, inventories and equipment. In addition, certain of our domestic subsidiaries have guaranteed our obligations under the Credit Agreement and such subsidiaries have secured the obligations by the pledge of certain of the assets of such subsidiaries. The Credit Agreement expires on March 2, 2015. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial ratios, restricts us and our subsidiaries’ ability to pay cash dividends and contains other covenants customary in agreements of this type. The interest rate for borrowings under the Credit Agreement is a LIBOR based rate with a margin spread of 250-350 basis points depending upon the maintenance of certain ratios. At June 30, 2013, the interest rate was 2.7%. At June 30, 2013, there were no borrowings outstanding, $15,000 of standby letters of credit outstanding, and available borrowings under the Credit Agreement were $25.0 million. Please see “Risk Factors – The Credit Agreement Imposes Restrictions on Our Business” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 for more information about the restrictive covenants imposed on us by the Credit Agreement.

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

Foreign Currency and Operations Risk

One of our wholly-owned subsidiaries, Geospace Technologies Eurasia, is located in the Russian Federation. In addition, another of our wholly-owned subsidiaries, Geospace Technologies Sucursal Sudamericana, is located in Colombia. Our financial results for these entities may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions, or changes in the political climate. Our consolidated balance sheet at June 30, 2013 reflected approximately $6.8 million and $0.6 million of net working capital related to our Russian and Colombian operations, respectively. Both of these entities receive a portion of their revenues and pay a majority of their expenses primarily in their local currency. To the extent that transactions of these entities are settled in their local currency, a devaluation of these currencies versus the U.S. dollar could reduce any contribution from these entities to our consolidated results of operations and total comprehensive income as reported in U.S. dollars. We do not hedge the market risk with respect to our operations in these countries; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of such currencies versus U.S. dollars to the extent such disruptions result in any reduced valuation of these foreign entities’ net working capital or future contributions to our consolidated results of operations. At June 30, 2013, the foreign exchange rate for $1.00 (one U.S. dollar) was equal to 32.9 Russian Rubles and 1,930 Colombian Pesos, respectively. If the value of the U.S. dollar were to decline by ten percent against these foreign currencies, our working capital in the Russian Federation and Colombia could decline by $0.7 million and $63,000, respectively.

Foreign Currency Intercompany Accounts

From time to time, we provide access to capital to our foreign subsidiaries through U.S. dollar denominated interest bearing promissory notes. Such funds are generally used by our foreign subsidiaries to purchase capital assets and for general working capital needs. In addition, we sell products to our foreign subsidiaries on trade credit terms in both U.S. dollars and in the subsidiary’s local currency. Because we have intercompany debts denominated in foreign currencies, any appreciation or devaluation of such foreign currencies against the U.S. dollar will result in a gain or loss, respectively, to our consolidated statement of operations. At June 30, 2013, we had outstanding intercompany accounts receivable of $28.1 million from our Canadian subsidiary which are denominated in Canadian dollars. We entered into an agreement with a United States bank to hedge $20.0 million of this foreign exchange exposure, resulting in a net Canadian dollar denominated intercompany accounts payable exposure to the U.S. dollar of $8.1 million at June 30, 2013. At June 30, 2013, the foreign exchange rate of the U.S. dollar to the Canadian dollar was 1:0.95. If the U.S. dollar exchange rate were to strengthen by ten percent against the Canadian dollar, we would recognize a foreign exchange loss of $0.8 million in our consolidated financial statements.

Floating Interest Rate Risk

The Credit Agreement contains a floating interest rate, which subjects us to the risk of increased interest costs associated with any upward movements in bank market interest rates. Under the Credit Agreement our borrowing interest rate is a LIBOR based rate plus 250-350 basis points. As of June 30, 2013, we had no borrowings under the Credit Agreement.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of June 30, 2013 of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2013.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

GEOSPACE TECHNOLOGIES CORPORATION

Date:	August 7, 2013	By:	/s/ Gary D. Owens
Gary D. Owens, Chairman of the Board, President and Chief Executive Officer (duly authorized officer)

Date:	August 7, 2013	By:	/s/ Thomas T. McEntire
Thomas T. McEntire, Vice President, Chief Financial Officer and Secretary (principal financial officer)