Form 10-K
period 2013-09-30
GEOSPACE TECHNOLOGIES CORP
filed 2013-11-22
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended September 30, 2013 OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 001-13601

GEOSPACE TECHNOLOGIES CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	76-0447780
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 12,948,916 shares of the Registrant’s Common Stock outstanding as of the close of business on November 18, 2013. As of March 31, 2013, the aggregate market value of the Registrant’s Common Stock held by non-affiliates was approximately $1.4 billion (based upon the closing price of $107.92 on March 31, 2013, as reported by The NASDAQ Global Market).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Registrant’s 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

PART I

Item 1. Business

Business Overview

Geospace Technologies Corporation is a Delaware corporation incorporated on September 27, 1994. Unless otherwise specified, the discussion in this Annual Report on Form 10-K refers to Geospace Technologies Corporation and its subsidiaries. We design and manufacture instruments and equipment used in the acquisition and processing of seismic data as well as in the characterization and monitoring of producing oil and gas reservoirs. Demand for our products has been, and will likely continue to be, vulnerable to downturns in the economy and the oil and gas industry in general. For more information, please refer to the risks discussed under the heading “Risk Factors”.

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

Traditional Products

An energy source and a data recording system are combined to acquire seismic data. We provide many of the components of seismic data recording systems, including geophones, hydrophones, multi-component sensors, seismic leader wire, geophone strings, connectors, seismic telemetry cables and other seismic related products. On land, our customers use geophones, leader wire, cables and connectors to receive and measure seismic reflections resulting from an energy source into data recording units, which store the seismic information for subsequent processing and analysis. In the marine environment, large ocean-going vessels tow long seismic cables known as “streamers” containing hydrophones which are used to detect pressure changes. Hydrophones transmit electrical impulses back to the vessel’s data recording unit where the seismic data is stored for subsequent processing and analysis. Our marine seismic products help steer streamers while being towed and help recover streamers if they become disconnected from the vessel.

Our seismic sensor, cable and connector products are compatible with most major competitive seismic data acquisition systems currently in use. Sales result primarily from seismic contractors purchasing our products as components of new seismic data acquisition systems or to repair and replace components of seismic data acquisition systems already in use.

Our products used in marine seismic data acquisition include our marine seismic streamer retrieval devices (“SRDs”). Occasionally, streamer cables are severed and become disconnected from the vessel as a result of obstacles, inclement weather, vessel traffic or human error. Our SRDs, which are attached to the streamer cables, contain air bags which are designed to inflate automatically at a given water depth, bringing the severed streamer cables to the surface. These SRDs save the seismic contractors significant time and money compared to the alternative of losing the streamer cable. We also produce seismic streamer steering devices, or “birds,” which are finlike devices that attach to the streamer cable. These birds help maintain the streamer cable at a certain desired depth as it is being towed through the water.

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

Wireless Products

We have developed a land-based wireless (or nodal) seismic data acquisition system. Each wireless station operates independently and therefore can be deployed in virtually unlimited channel configurations. Rather than utilizing interconnecting cables as required by most traditional land data acquisition systems, each wireless station operates as an independent data collection system. As a result, our wireless system requires less maintenance, which we believe allows our customers to operate more effectively and efficiently because of its reduced environmental impact, lower weight and ease of operation. Our wireless system is designed into configurations ranging from one to four channels per station. Since its introduction in 2008 and through September 30, 2013, we have sold approximately 239,000 wireless channels and have approximately 77,000 wireless channels in our rental fleet. With the recent opening of a branch office in Bogotá, Colombia and the prospect for increasing demand for wireless rental equipment elsewhere in the world, we expect further increases in the size of our wireless product rental fleet during the remainder of fiscal year 2014.

We have also developed a marine-based wireless seismic data acquisition system. Similar to our land wireless system, the marine wireless system can be deployed in virtually unlimited channel configurations and does not require interconnecting cables between each station. Our deep water versions of this marine wireless system can be deployed in depths of up to 3,000 meters.

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

Reservoir characterization requires special purpose or custom designed systems in which portability becomes less critical and functional reliability assumes greater importance. This reliability factor helps assure successful operations in inaccessible locations over a considerable period of time. Additionally, reservoirs located in deep water or harsh environments require special instrumentation and new techniques to maximize recovery. Reservoir characterization also requires high-bandwidth, high-resolution seismic data for engineering project planning and reservoir management. We believe our HDSeis™ System and tools, designed for cost-effective deployment and lifetime performance, will make borehole and seabed seismic acquisition a cost-effective and reliable process for the challenges of reservoir characterization and monitoring. Our multi-component seismic product developments include an omni-directional geophone for use in reservoir monitoring, a compact marine three-component or four-component gimbaled sensor and special-purpose connectors, connector arrays and cases.

In regards to customer orders for our permanent reservoir monitoring systems, in February 2012 we received an $18.0 million order from Shell Brasil Petróleo Ltda to instrument a reservoir off the coast of Brazil, and in November 2012 we received a $166.9 million order from Statoil to instrument two reservoirs in the North Sea.  During the fiscal year ended September 30, 2013, we recognized revenue of $18.0 million from delivery of the Shell order, and we recognized revenues of $109.6 million from the Statoil order using the percentage of completion revenue recognition method.  We expect to recognize the remaining $57.3 million of revenue from the Statoil order during fiscal year 2014.

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

Segment and Geographic Information

Effective October 1, 2012, the Company reports and categorizes its sales and products into two business segments: Seismic and Non-Seismic. Segment data from prior periods has been reclassified to conform to these new categories. Prior to October 1, 2012, the Company reported its business segments as Seismic and Thermal Solutions. Our Seismic product lines currently include land and marine wireless data acquisition systems, seabed reservoir characterization products and services, geophones and hydrophones, leader wire, geophone string and acquisition system connectors, telemetry cables, marine streamer retrieval and steering devices and various other products. Our Non-Seismic product lines include thermal imaging and industrial products. The Company frequently has a minor amount of Seismic product sales to its Non-Seismic customers. For a discussion of financial information by segment and geographic area, see Note 19 to the consolidated financial statements contained in this Annual Report on Form 10-K.

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

We believe that the principal keys for success in the seismic instruments and equipment market are technological superiority, product durability, reliability, and customer support. We also believe that price and product delivery are always important considerations for our customers. In general, most customers prefer to standardize data acquisition systems, geophones and hydrophones, particularly if they are used by seismic companies that have multiple crews which are able to support each other. This standardization makes it difficult for competitive manufacturers to gain market share from other manufacturers with existing customer relationships.

As mentioned above, a key factor for seismic instruments and equipment manufacturers is durability under harsh field conditions. Instruments and equipment must meet not only rigorous technical specifications regarding signal integrity and sensitivity, but must also be extremely rugged and durable to withstand the rigors of field use, often in harsh environments.

We believe our primary competitors for our “wireless” nodal seismic data acquisition systems are SERCEL, Fairfield Industries, Wireless Seismic, and INOVA.

With respect to our marine seismic products, we are not aware of any competing companies that manufacture a product functionally similar to our patented seismic streamer retrieval device. We believe our primary competitors in the manufacture of our streamer depth positioning device, or “birds,” are ION and SERCEL.

We believe our primary competitors for our deep water cabled reservoir characterization and monitoring systems are SERCEL, ION and Petroleum Geo-Services ASA.

We believe our primary competitors for high-definition borehole seismic data acquisition systems are Avalon and SERCEL.

We believe our primary competitors for rental of seismic equipment are Mitcham Industries, Inc. and Seismic Equipment Solutions.

Non-Seismic Products

We believe that there are numerous competitors and competitive technologies for our thermal imaging products including other thermal device manufacturers, and manufacturers of direct-to-screen and inkjet solutions similar to those offered by Hewlett Packard.  Our non-seismic industrial products face competition from numerous domestic and international specialty product manufacturers.

Suppliers

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

We do not currently experience any significant difficulties in obtaining raw materials from our suppliers for the production of our seismic or non-seismic products.

Product Manufacturing and Assembly

Our manufacturing and product assembly operations consist of machining or molding the necessary component parts, configuring these parts along with components received from various vendors and assembling a final product. We manufacture seismic equipment to the specifications of our customers. For example, we can armor cables for applications such as deep water uses. We assemble geophone strings and seismic telemetry cables based on a number of customer choices such as length, gauge, tolerance and color of molded parts. With regard to dry thermal film, we mix and react various chemicals to formulate a reactive layer that is then coated onto a clear polyester film. Upon completion of our manufacturing and assembly operations, we test our final products to the functional and, in the case of seismic equipment, environmental extremes of product specifications and inspect the products for quality assurance. We normally manufacture and ship our products based on customer orders and, therefore, typically do not maintain significant inventories of finished goods held for sale, although we do stock significant amounts of finished good sub-assemblies in anticipation of future customer orders.

Markets and Customers

Our principal customers for our traditional and wireless seismic products are seismic contractors and major independent and government-owned oil and gas companies that either operate their own seismic crews or specify seismic instrument and equipment preferences to contractors. For our deep water reservoir characterization products, our customers are generally large international oil and gas companies that operate long-term offshore oil and gas producing properties. Our thermal imaging customers primarily consist of direct users of our equipment as well as specialized resellers that focus on the newsprint, silkscreen and corrugated box printing industries. Our industrial product customers consist of specialty manufacturers, research institutions and industrial product distributors. Revenue recognition for the Statoil order comprised 36. 5% of our revenues during fiscal year 2013. Two customers comprised 16.9% and 11.0% of our revenues during fiscal year 2012. Two customers comprised 20.2% and 11.1% of our revenues during fiscal year 2011. The following table describes our sales by customer type (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2013	2012	2011
Traditional seismic exploration product revenues	$49,782	$66,849	$67,862
Wireless seismic exploration product revenues	87,316	82,646	63,753
Seismic reservoir product revenues	138,103	15,426	15,998
Non-Seismic product revenues	24,578	25,942	24,559
Other	828	801	798
	$300,607	$191,664	$172,970

Intellectual Property

We seek to protect our intellectual property by means of patents, trademarks, trade secrets and other measures. Although we do not consider any single patent essential to our success, we consider our patents regarding our marine seismic cable retrieval devices to be of particular value to us. These patents are scheduled to expire in 2022. At this time we are not able to predict the effect of the patent expiration.

Research and Development

We expect to incur significant future research and development expenditures aimed at the development of additional seismic data acquisition products and thermal imaging technologies. We have incurred company-sponsored research and development expenses of $14.7 million, $12.2 million and $11.5 million during the fiscal years ended September 30, 2013, 2012 and 2011 respectively.

Employees

As of September 30, 2013, we employed approximately 1,333 people predominantly on a full-time basis, of which 960 were employed in the United States, 329 in the Russian Federation and the remainder in the Canada, United Kingdom, China and Colombia. Our employees in the Russian Federation belong to a national union for machine manufacturers. Our remaining employees are not unionized. We have never experienced a work stoppage and consider our relationship with our employees to be satisfactory.

Financial Information by Segment and Geographic Area

For a discussion of financial information by segment and geographic area, see Note 19 to the consolidated financial statements contained in this Annual Report on Form 10-K. For a description of risks attendant to our foreign operations, please see the risk factor below entitled “Our Foreign Subsidiaries and Foreign Marketing Efforts Face Additional Risks and Difficulties.”

Available Information

We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Our SEC filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov. You may also read and copy any document we file at the SEC’s public reference room at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on their public reference room. Our SEC filings are also available to the public on our website at http://www.geospace.com. Please note that information contained on our website, whether currently posted or posted in the future, is not a part of this Annual Report on Form 10-K or the documents incorporated by reference in this Annual Report on Form 10-K.

Item 1A. Risk Factors

Risk Factors

Commodity Price Levels May Affect Demand for Our Products

Demand for many of our products and the profitability of our operations depend primarily on the level of worldwide oil and gas exploration activity. Prevailing oil and gas prices, with an emphasis on crude oil prices, and market expectations regarding potential changes in such prices significantly affect the level of worldwide oil and gas exploration activity. During periods of improved energy commodity prices, the capital spending budgets of oil and natural gas operators tend to expand, which results in increased demand for our products. Conversely, in periods when these energy commodity prices deteriorate, capital spending budgets of oil and natural gas operators tend to contract and the demand for our products generally weakens. Historically, the markets for oil and gas have been volatile and are subject to wide fluctuation in response to changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond our control. These factors include the level of consumer demand, supplies of oil and natural gas, regional and international economic conditions, weather conditions, domestic and foreign governmental regulations (including those related to climate change), price and availability of alternative fuels, political conditions, instability and hostilities in the Middle East and other significant oil-producing regions, increases and decreases in foreign supply of oil and gas, the effect of worldwide energy conservation measures, and the ability of OPEC to set and maintain production levels and prices of foreign imports.

Slow economic recovery in the United States, uncertainty in the European markets and slowing economic growth in growing economies like those in China and India could lead to a decline in demand for crude oil and natural gas. Further slowdowns in economic activity would likely reduce worldwide demand for energy and result in an extended period of lower crude oil and natural gas prices. Any unexpected material changes in oil and gas prices or other market trends that adversely impact seismic exploration activity would likely affect the demand for our products and could materially and adversely affect our results of operations and liquidity.

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

We May Experience Fluctuations in Quarterly Results of Operations

Historically, the rate of new orders for our products has varied substantially from quarter to quarter. Moreover, we typically operate, and expect to continue to operate, on the basis of orders in-hand for our products before we commence substantial manufacturing “runs.” The short-term nature of our order backlog for most products generally does not allow us to predict with any accuracy demand for our products more than approximately three months in advance. Thus, our ability to replenish orders and the completion of orders, particularly large orders for deep water reservoir characterization projects, can significantly impact our operating results and cash flow for any quarter, and results of operations for any one quarter may not be indicative of results of operations for future quarters. These periodic fluctuations in our operating results could adversely affect our stock price.

Our Use of Percentage-of-Completion Method of Accounting Could Result in Volatility in our Results of Operations.

We recognize revenues and profits from certain long-term contracts using the percentage-of-completion method of accounting. Our current estimates of the contract costs and the profitability of our long-term contract, although reasonably reliable when made, could change as a result of uncertainties associated with this type of contract. Accordingly, we review the contract price and cost estimates periodically as our manufacturing efforts progress, and the cumulative impact of any periodic revisions to the contract price or cost estimates will be reflected in the period in which these changes become known, including, to the extent required, the recognition of losses at the time such losses are known and estimable, and such losses could be material. In addition, change orders can increase (and sometimes substantially) the future scope and cost of a job. Therefore, change order awards (although frequently beneficial in the long-term) can have the short-term effect of reducing the contract’s percentage-of-completion and thus the revenues and profits that otherwise would be recognized to date.

Our Credit Risk Could Increase if Our Customers Face Difficult Economic Circumstances

We believe that our allowances for bad debts are adequate in light of known circumstances. However, we cannot assure you that additional amounts attributable to uncollectible receivables and bad debt write-offs will not have a material adverse effect on our future results of operations. Many of our seismic customers are not well capitalized and as a result cannot always pay our invoices when due. We have in the past incurred write-offs in our accounts receivable due to customer credit problems. We have found it necessary from time to time to extend trade credit, including promissory notes, to long-term customers and others where some risks of non-payment exist. With the recent global financial crisis and tight commercial credit availability, some of our customers relying on credit markets as the source of funds for their capital spending may experience significant liquidity difficulties, which increase those credit risks. An increase in the level of bad debts and any deterioration in our credit risk could adversely affect the price of our stock. In addition, we rent equipment to our customers that can be utilized in various countries around the world. If our rental customers experience financial difficulties, it could be difficult or impossible to retrieve our rental equipment from foreign countries.

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

Current competitors or new market entrants may develop new technologies, products or standards that could render our products obsolete. We cannot assure you that we will be successful in developing and marketing, on a timely and cost effective basis, product enhancements or new products that respond to technological developments, that are accepted in the marketplace or that comply with new industry standards. Additionally, in anticipation of customer product orders, from time to time we acquire substantial quantities of inventories, which if not sold or integrated into products within a reasonable period of time, could become obsolete. In such case, we would be required to impair the value of such inventories on our balance sheet.

We Operate in Highly Competitive Markets

The markets for most of our products are highly competitive. Many of our existing and potential competitors have substantially greater marketing, financial and technical resources than we do. Some competitors currently offer a broader range of instruments and equipment for sale than we do and may offer financing arrangements to customers on terms that we may not be able to match. In addition, new competitors may enter the market and competition could intensify. As to our non-seismic thermal solutions products, we compete with other printing solutions, including inkjet and laser printing technologies, many of which are provided by large companies with significant resources.

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

We Have a Limited Market for Our Seismic Products

In our seismic business segment, we generally market our traditional and wireless products to seismic service contractors. We estimate that, based on published industry sources, fewer than 50 seismic contracting companies are currently operating worldwide (excluding those operating in the Russian Federation and the former Soviet Union, India, the People’s Republic of China and certain Eastern European countries, where seismic data acquisition activity is difficult to verify). We estimate that fewer than 20 seismic contractors are engaged in marine seismic exploration. Due to these market factors, a relatively small number of customers, some of whom are experiencing financial difficulties, have accounted for most of our sales. From time to time these seismic contractors have sought to vertically integrate and acquire our competitors, which has influenced their supplier decisions before and after such transactions. In addition, consolidation among our customers may further concentrate our business to a limited number of customers and expose us to increased risks related to dependence on a small number of customers. The loss of a small number of these customers could materially and adversely impact sales of our seismic products. We market our seabed permanent reservoir monitoring systems products to large oil and gas companies.  Since this product’s introduction in 2002, we have received system orders from three offshore oil and gas operators including BP, Shell and Statoil which has accounted for a significant portion of our revenue in this and prior fiscal years.  If we do not receive new large orders for our permanent reservoir monitoring systems, our future revenues and profits from this product segment will decline significantly.

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

Our Foreign Subsidiaries and Foreign Marketing Efforts Face Additional Risks and Difficulties

Based on customer billing data, sales to foreign customers outside the United States accounted for approximately 71% of our sales during fiscal year 2013; however, we believe the percentage of sales outside the United States is much higher as many of our products are first delivered to a domestic location and ultimately shipped to a foreign location. We again expect sales outside of the United States to represent a substantial portion of our sales for fiscal year 2014 and subsequent years.

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

A portion of our manufacturing is conducted through our subsidiary Geospace Technologies Eurasia, which is based in the Russian Federation. Our business could be directly affected by political and economic conditions in the Russian Federation. Boycotts, protests, governmental sanctions and other actions in the region could adversely affect our ability to operate profitably. The risk of doing business in the Russian Federation and other economically or politically volatile areas could adversely affect our operations and earnings. Foreign sales are also generally subject to the risk of compliance with additional laws, including tariff regulations and import and export restrictions. Sales into certain foreign countries require prior U.S. government approval in the form of an export license. We cannot assure you that we will not experience difficulties in connection with future foreign sales. Also due to foreign laws and restrictions, should we experience substantial growth in certain foreign markets, for example in the Russian Federation, we may not be able to transfer cash balances to the United States to assist with debt servicing or other obligations.

Unfavorable Currency Exchange Rate Fluctuations Could Adversely Affect Our Results of Operations

Substantially all of our third-party sales from the United States are made in U.S. dollars, though from time to time we may make sales in foreign currencies including intercompany sales. As a result, we may be subject to foreign currency fluctuations on our sales. The reporting currency for our financial statements is the U.S. dollar. However, the assets, liabilities, revenues and costs of our Russian, Canadian, United Kingdom and Colombian subsidiaries are denominated in currencies other than U.S. dollars. To prepare our consolidated financial statements, we must translate those assets, liabilities, revenues and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus these other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. These translations could result in significant changes to our results of operations from period to period. For the fiscal year ended September 30, 2013, approximately 14.3% of our consolidated revenues related to the operations of our foreign subsidiaries.

We Have a Relatively Small Public Float, and Our Stock Price May be Volatile

In October 2012, we implemented a 2-for-1 split of our common stock effected in the legal form of a stock dividend. Other than the disclosure of the authorized number of shares of our common stock, we have adjusted all share and per-share disclosures for all periods presented in our consolidated financial statements to give effect to the stock split. Despite our recent 2-for-1 stock split, at September 30, 2013, we have approximately 12.6 million shares outstanding held by non-affiliates. This small float results in a relatively illiquid market for our common stock. Our daily trading volume for the year ended September 30, 2013 averaged approximately 146,000 shares. Our small float and daily trading volumes have in the past caused, and may in the future result in, significant volatility in our stock price.

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

Our Success Depends Upon a Limited Number of Key Personnel

Our success depends on attracting and retaining highly skilled professionals. A number of our employees are highly skilled engineers and other professionals. In addition, our success depends to a significant extent upon the abilities and efforts of the members of our senior management team. If we fail to continue to attract and retain such professionals, our ability to compete in the industry could be adversely affected.

A General Downturn in the Economy in Future Periods May Adversely Affect Our Business

Slow economic recovery in the United States, uncertainty in the European markets and slowing growth in China and India and any other economic slowdown in future periods, could adversely affect our business in ways that we cannot predict. During times of economic slowdown, our customers may reduce their capital expenditures and defer or cancel pending projects and product orders. Such developments occur even among customers that are not experiencing financial difficulties. Any economic downturn may adversely affect the demand for oil and gas generally or cause volatility in oil and gas commodity prices and, therefore, adversely affect the demand for delivery of our products to the oil and gas industry. It could also adversely affect the demand for consumer products, which could in turn adversely affect our thermal solutions business. To the extent these factors adversely affect other seismic companies in the industry, there could be an oversupply of products and services and downward pressure on pricing for seismic products and services, which could adversely affect us. Additionally, bankruptcies or financial difficulties among our customers could reduce our cash flows and adversely impact our liquidity and profitability. See “We Have a Limited Market for Our Seismic Products,” above.

We Have a Minimal Disaster Recovery Program at our Houston Facilities

Due to its proximity to the Texas Gulf Coast, our facilities in Houston, Texas are annually subject to the threat of hurricanes, and the aftermath that follows. Hurricanes may cause, among other types of damage, the loss of electrical power for extended periods of time. If we lost electrical power at our Pinemont facility, or if a fire or other natural disaster occurred, we would be unable to continue our manufacturing operations during the power outage because we do not own a generator or any other back-up power source large enough to provide for our manufacturing power consumption needs. We have a back-up generator to provide power for our information technology operations. Although we store our back-up data offsite, we do not maintain an alternative facility to run our information technology operations. Additionally, we do not have an alternative manufacturing or operating location in the United States. A significant disruption in our manufacturing and information technology operations could materially and adversely affect our business operations during an extended period of a power outage, fire or other natural disaster.

The Credit Agreement Imposes Restrictions on Our Business

We and several of our subsidiaries are parties to a credit agreement with a bank. The credit agreement contains covenants and requires maintenance of certain financial ratios and tests, which impose restrictions on our business and on the business of our guarantor-subsidiaries. Our ability to comply with these restrictions may be affected by events beyond our control, including, but not limited to, prevailing economic, financial, and industry conditions and continuing declines in our sales of products. The breach of any of these covenants or restrictions, as well as any failure to make a payment of interest or principal when due, could result in a default under the credit agreement. Such a default would permit our lender to declare amounts borrowed from it to be due and payable, together with accrued and unpaid interest, and the ability to borrow under the credit agreement could be terminated. If we are unable to repay debt to our lender, the lender could proceed against the collateral securing that debt. While we intend to seek alternative sources of cash in such a situation, there is no guarantee that any alternative cash source would be available, or would be available on terms favorable to us.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of September 30, 2013, our operations included the following locations:

Location	Owned/Leased	Approximate Square Footage/Acreage	Use	Segment
Houston, Texas	Owned	387,000	See Note 1 below	Seismic and non-seismic
Houston, Texas	Owned	77,000	See Note 2 below	Corporate
Houston, Texas	Owned	30,000	See Note 3 below	Seismic
Houston, Texas	Owned	9.6 acres	See Note 4 below	Seismic
Houston, Texas	Owned	7.7 acres	See Note 5 below	Seismic
Houston, Texas	Leased	38,000	See Note 6 below	Seismic
Ufa, Bashkortostan, Russia	Owned	120,000	Manufacturing, sales and service	Seismic
Calgary, Alberta, Canada	Owned	45,000	Manufacturing, sales and service	Seismic and non-seismic
Luton, Bedfordshire, England	Owned	8,000	Sales and service	Non-seismic
Beijing, China	Leased	1,000	Sales and service	Seismic
Bogota, Colombia	Owned	19,000	Sales and service	Seismic

While we believe that our facilities are adequate for our immediate needs, we are currently evaluating plans for the expansion of our Houston manufacturing and engineering facilities.

(1)

This property is located at 7007 Pinemont Drive in Houston, Texas (the “Pinemont facility”). The Pinemont facility contains substantially all manufacturing activities and all engineering, selling, marketing and administrative activities for our company in the United States. The Pinemont facility also serves as our company headquarters.

(2)

This property, located at 7334 N. Gessner in Houston, Texas, previously contained a manufacturing operation and certain support functions. In February 2006, we entered into a lease agreement with a tenant.  The lease agreement, as amended in 2009, requires the tenant to lease the entire building through July 31, 2020.

(3)	This property is located at 6410 Langfield Road in Houston, Texas. This facility provides additional warehousing and testing capacity for our manufacturing operations.
(4)

This property is located adjacent to the Pinemont Facility. This tract of land is currently being used as additional parking for the Pinemont Facility. We are evaluating expansion plans which are expected to more fully utilize this property.

(5)

This property is located adjacent to the Pinemont Facility. This tract of land has a large concrete parking lot and two buildings that will likely have little or no utility to the company. We are evaluating expansion plans which are expected to more fully utilize this property.

(6)	This property is located at 6855 Wynnwood, Houston, Texas. This property is used to assemble products and to warehouse inventories for our seismic segment.

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

The graph assumes $100 invested on September 30, 2008 (a) in the Company’s common stock, (b) in the stocks comprising the Russell 2000 index on that day and (c) in the stocks comprising the Standard & Poor’s Oil & Gas Equipment and Services index on that day. Reinvestment of all dividends on stocks comprising the two indices is assumed. The foregoing graphs are based on historical data and are not necessarily indicative of future performance. These graphs shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to the Regulations of 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act.

Our common stock is traded on The NASDAQ Global Market under the symbol “GEOS”. On November 18, 2013, there were approximately 12 holders of record of our common stock, and the closing price per share on such date was $103.55 as quoted by The NASDAQ Global Market.

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

The following table shows the high and low per share sales prices for our common stock reported on The NASDAQ Global Market.

	Low	High
Year Ended September 30, 2013:
Fourth Quarter	$66.87	$84.82
Third Quarter	65.31	108.86
Second Quarter	82.28	113.73
First Quarter	57.00	89.13

Year Ended September 30, 2012:
Fourth Quarter	$41.87	$61.75
Third Quarter	40.31	58.92
Second Quarter	37.96	58.00
First Quarter	25.87	45.88

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

The following equity plan information is provided as of September 30, 2013:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	106,050	$18.61	184,350

Item 6. Selected Consolidated Financial Data

The following table sets forth certain selected historical financial data on a consolidated basis. We have derived the selected consolidated financial information as of September 30, 2013 and 2012 and for fiscal years 2013, 2012 and 2011 from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. We have derived the selected consolidated financial information as of September 30, 2011, 2010 and 2009 and for fiscal years 2010 and 2009 from audited consolidated formation not included herein. The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in item 7 and our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended September 30,
	2013	2012	2011	2010	2009
	(in thousands, except share and per share amounts)
Statement of Operations Data:
Sales	$300,607	$191,664	$172,970	$128,533	$92,860
Cost of sales	160,846	109,600	98,857	81,307	66,299
Gross profit	139,761	82,064	74,113	47,226	26,561
Operating expenses:
Selling, general and administrative	23,383	18,914	18,051	16,672	14,572
Research and development	14,694	12,167	11,529	9,925	8,062
Bad debt expense (recovery)	457	118	128	(479)	318
Total operating expenses	38,534	31,199	29,708	26,118	22,952
Income from operations	101,227	50,865	44,405	21,108	3,609
Other income (expense), net	(134)	997	214	(206)	(298)
Income before income taxes	101,093	51,862	44,619	20,902	3,311
Income tax expense	31,536	16,744	14,908	6,820	1,551
Net income	$69,557	$35,118	$29,711	$14,082	$1,760
Net income per share:
Basic (1)	$5.40	$2.76	$2.39	$1.17	$0.15
Diluted (1)	$5.38	$2.74	$2.36	$1.14	$0.14
Weighted average shares outstanding:
Basic (1)	12,886,372	12,735,520	12,441,313	12,062,627	11,900,805
Diluted (1)	12,938,661	12,836,239	12,572,647	12,386,036	12,158,756
Other Financial Data:
Depreciation, amortization and stock-based compensation expenses	$12,773	$10,349	$7,783	$5,629	$5,472
Capital expenditures	41,659	35,729	20,144	6,117	1,709

	As of September 30,
	2013	2012	2011	2010	2009
	(in thousands)
Balance Sheet Data:
Working capital	$198,464	$146,036	$124,900	$91,577	$82,842
Total assets	327,225	259,022	196,801	163,496	141,482
Short-term debt	—	—	—	440	728
Long-term debt	931	—	—	7,260	8,820
Stockholders’ equity	289,058	214,987	177,013	136,586	118,658

We did not declare or pay any cash dividends during any of the periods noted in the above tables.

(1)

In October 2012, we implemented a 2-for-1 split of our common stock effected in the legal form of a stock dividend. Other than the disclosure of the authorized number of shares of our common stock, we have adjusted all share and per-share disclosures for all periods presented in our consolidated financial statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the major elements of our consolidated financial statements. You should read this discussion and analysis together with our consolidated financial statements, including the accompanying notes, and other detailed information appearing elsewhere in this Annual Report on Form 10-K, including under the heading “Risk Factors”. The discussion of our financial condition and results of operations includes various forward-looking statements about our markets, the demand for our products and services and our future plans and results. These statements are based on assumptions that we consider to be reasonable, but that could prove to be incorrect. For more information regarding our assumptions, you should refer to the section entitled “Forward-Looking Statements and Assumptions” contained in this Item 7 in this Annual Report on Form 10-K.

Background

We design and manufacture instruments and equipment used by the oil and gas industry to acquire seismic data in order to locate, characterize and monitor hydrocarbon producing reservoirs. The company also designs and manufactures non-seismic products, including industrial products, offshore cables, thermal printing equipment and film. See the information under the heading “Business” in this Annual Report on Form 10-K.

Consolidated Results of Operations

As we have reported in the past, our sales and operating profits have varied significantly from quarter-to-quarter, and even year-to-year, and are expected to continue that trend in the future, especially when our quarterly or annual financial results are impacted by the presence or absence of relatively large, but somewhat erratic, shipments of permanent seabed reservoir monitoring systems and/or wireless data acquisition systems for land and marine applications.

We report and evaluate financial information for two segments: Seismic and Non-Seismic. Summary financial data by business segment follows (in thousands):

	Year Ended September 30,
	2013	2012	2011
Seismic
Traditional exploration product revenues	$49,781	$66,849	$67,862
Wireless exploration product revenues	87,316	82,646	63,753
Reservoir product revenues	138,103	15,426	15,998
Total sales	275,200	164,921	147,613
Operating income	110,118	55,990	49,486
Non-Seismic
Sales	24,578	25,942	24,559
Operating income	3,344	4,479	3,954
Corporate
Sales	829	801	798
Operating loss	(12,235)	(9,604)	(9,035)
Consolidated Totals
Sales	300,607	191,664	172,970
Operating income	101,227	50,865	44,405

Overview

Fiscal Year 2013 Compared to Fiscal Year 2012

Consolidated sales for fiscal year 2013 increased $108.9 million, or 56.8%, from fiscal year 2012. This increase in sales reflects greater demand for our seismic permanent reservoir monitoring products.

Consolidated gross profit for fiscal year 2013 increased by $57.7 million, or 70.3%, from fiscal year 2012. The increase in gross profit resulted from increased sales of our permanent reservoir monitoring products.

Consolidated operating expenses for fiscal year 2013 increased $7.3 million, or 23.5%, from fiscal year 2012. The increase in operating expenses reflects higher personnel costs and other general expense increases associated with our sales growth and asset expansion.

The U.S. statutory tax rate applicable to us for fiscal years 2013 and 2012 was 35.0%; however, our effective tax rate was 31.2% and 32.3% for fiscal years 2013 and 2012, respectively. The lower effective tax rate for both fiscal years resulted from (i) the impact of the manufacturers’/producers’ deduction available in the United States, and (ii) research and experimentation tax credits.

Fiscal Year 2012 Compared to Fiscal Year 2011

Consolidated sales for fiscal year 2012 increased $18.7 million, or 10.8%, from fiscal year 2011. The higher level of sales resulted from increased customer demand for our seismic products and particularly robust demand for sales and rentals of our land-based wireless (or nodal) data acquisition systems. The increased demand for our seismic products is being driven by strong oil and gas exploration activities throughout the world.

Consolidated gross profit for fiscal year 2012 increased by $8.0 million, or 10.7%, from fiscal year 2011. The increase in gross profits resulted from increased sales and rentals of our seismic products.

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

Segment Results of Operations

Seismic Products

Fiscal Year 2013 Compared to Fiscal Year 2012

Sales

Sales of our seismic products for the fiscal year ended September 30, 2013 increased by $110.3 million, or 66.9%, from the prior fiscal year. The components of this increase include the following:

•

Traditional Product Sales and Rentals – For the fiscal year ended September 30, 2013, revenues from our traditional products decreased $17.1 million, or 25.5%, from the corresponding period of the prior fiscal year. The decline in revenues resulted from lower demand for our geophone products, marine products and connector products. We believe this decline in sales of our traditional products is partially due to a general decline in seismic exploration activities in North America caused by producers focusing investment activities on oil and gas distribution infrastructure during 2013.  With increasing production and declining demand for crude oil in North America, we believe the market for many of our traditional seismic products could remain challenged in future periods.

•

Wireless Product Sales and Rentals – For the fiscal year ended September 30, 2013, sales and rental revenues from our land and marine wireless products increased by $4.7 million, or 5.7%, from the prior fiscal year. During fiscal year 2013, we sold approximately 81,000 channels of land wireless systems, including the sale of 33,000 channels of used wireless equipment from our rental fleet which generated revenues of $22.9 million. We believe demand for land and marine wireless channel sales and rentals, although erratic from quarter-to-quarter, will continue into the future and reflects the seismic industry’s acceptance of our wireless systems in lieu of less efficient legacy cable-based systems. This product line represents a significant part of our revenues and quarterly fluctuations can significantly impact our operating income.

•

Reservoir Product Sales, Rentals and Services – For the fiscal year ended September 30, 2013, revenues from our reservoir products increased $122.7 million, or 795.3%, from the prior fiscal year. During the year ended September 30, 2013, we recorded revenues of approximately $18.0 million for delivery of a reservoir characterization system to Shell Brasil Petróleo Ltda and we recognized revenues under the percentage of completion method of approximately $109.6 million from production of the Statoil order. Revenues from our reservoir products, which in recent years primarily reflected sales of our seismic borehole tools, have historically been erratic.

The rate of new customer orders for our seismic products, especially large orders for our wireless, marine, borehole and subsea reservoir products, generally occur irregularly thereby making it difficult for us to predict our sales and production levels each quarter. Furthermore, product shipping dates are generally determined by our customers and are not at our discretion. As a result, these factors have caused past sales of our seismic products to be unpredictable and we expect this trend to continue into the future.

Operating Income.

Operating income for fiscal year 2013 increased $54.1 million, or 96.7%, from fiscal year 2012. The higher level of operating income resulted primarily from the recognition of revenues from our permanent reservoir monitoring systems.

Fiscal Year 2012 Compared to Fiscal Year 2011

Sales

Sales of our seismic products for the fiscal year ended September 30, 2012 increased by $17.3 million, or 11.7%, from the prior fiscal year. The components of this increase include the following:

•

Traditional Product Sales and Rentals – For the fiscal year ended September 30, 2012, revenues from our traditional products decreased $1.0 million, or 1.5%, from the corresponding period of the prior fiscal year. This decline in revenues primarily resulted from reduced shipments of marine products and was partially offset by increased sales of geophones and connectors.

•

Wireless Product Sales and Rentals – For the fiscal year ended September 30, 2012, revenues from our wireless products increased by $18.9 million, or 29.6%, from the prior fiscal year. During fiscal year 2012, we sold approximately 73,000 channels of land wireless systems, including the sale of 29,000 channels of used wireless equipment from our rental fleet which generated revenues of $19.0 million. The increase in revenues resulted from the continued industry acceptance of our wireless systems in lieu of less efficient legacy cable-based systems.

•

Reservoir Product Sales, Rentals and Services – For the fiscal year ended September 30, 2012, revenues from our reservoir products decreased $0.6 million, or 3.6%, from the prior fiscal year. Revenues from these products, which in recent years primarily include our seismic borehole tools, have historically been erratic. Due to the recent receipt of large orders for our permanent seabed reservoir monitoring systems, we expect revenues for our reservoir products to increase significantly in future years.

Operating Income.

Operating income for fiscal year 2012 increased $6.5 million, or 13.1%, from fiscal year 2011. The higher level of operating income resulted from increased wireless product sales and the recognition of revenues from our reservoir products.

Non-Seismic Products

Fiscal Year 2013 Compared to Fiscal Year 2012

Sales.

Sales of our non-seismic products for the year ended September 30, 2013 decreased by $1.4 million, or 5.3%, from fiscal year 2012. This decrease is primarily due to lower sales of our thermal solutions and industrial sensor products to our European customers which appear to have been impacted by the region’s economic crisis. We expect the European market for sales of our non-seismic products to remain challenging during fiscal year 2014.

Operating Income.

Our operating income associated with sales of our non-seismic products for the year ended September 30, 2013 decreased $1.1 million, or 25.3%, from the corresponding period of the prior fiscal year. The decrease in operating income resulted from lower sales levels, and lower profit margins due to less favorable sales mix and higher operating expenses.

Fiscal Year 2012 Compared to Fiscal Year 2011

Sales.

Sales of our non-seismic products for fiscal year 2012 increased $1.4 million, or 5.6%, from fiscal year 2011. This increase resulted from higher sales of our offshore cable products, and was partially offset by a decrease in sales of our thermal imaging products.

Operating Income.

Our operating income from our non-seismic products for fiscal year 2012 increased $0.5 million, or 13.3%, from fiscal year 2011. The increase in operating income resulted from increased product sales.

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

Upon reaching the five percent threshold under this proposed program, an incentive compensation accrual will be established equal to 16.7 percent of the amount of any consolidated pretax profits above the five percent pretax return threshold. The maximum aggregate bonus available under the program for fiscal year 2013 was $6.5 million. For the fiscal years ended September 30, 2013 and 2012, we had accrued $6.5 million and $5.7 million, respectively, of incentive compensation expense.

Liquidity and Capital Resources

Fiscal Year 2013

At September 30, 2013, we had $2.7 million in cash and cash equivalents. For fiscal year 2013, we used approximately $57.2 million of cash from operating activities. Sources of cash generated in our operating activities included our net income of $69.6 million. Additional sources of cash included net non-cash charges of $13.1 million for deferred income taxes, depreciation, amortization, accretion, stock-based compensation, inventory obsolescence and bad debts and a $3.3 million increase accrued expenses and other. These sources of cash were offset by uses of cash which included (i) a $73.4 million increase in inventories due to current and expected future production for the Statoil order and for production of marine and land wireless products in anticipation of future orders, (ii) a $33.7 million increase in trade accounts and notes receivable primarily resulting from increased sales and the timing of cash collections, (iii) a $13.6 million adjustment to transfer gross profits from rental equipment sales to investing activities since such transactions involve the sale of long-lived assets, (iv) a $12.4 million increase in costs and estimated earnings in excess of billings for the Statoil order, (v) a $7.5 million decrease in deferred revenue primarily due to the revenue recognition of advance payments received from Shell Brasil Petróleo Ltda, (vi) a $1.1 million decrease in income tax payable resulting from the timing of our income tax payments, (vii) a $0.7 million increase in prepaid income taxes related to intercompany product sales, (viii) a $0.5 million increase in prepaid expenses and other current assets due to vendor prepayment requirements and tax deposits and (iv) a $0.4 million decrease in accounts payable due to the timing of payments to our vendors.

For fiscal year 2013, we generated approximately $3.4 million of cash from investing activities.  We generated $25.5 million of cash proceeds from the sale of used rental equipment and we generated $19.6 million of cash proceeds from the sale of short-term investments.  These cash proceeds were offset by an investment of $22.3 million to expand our rental equipment fleet to meet customer demand, and a $19.4 million investment in other property and equipment, including $8.5 million of real property acquisitions in Houston and Bogotá. We estimate that our capital expenditures for rental equipment in fiscal year 2014 could be approximately $30 million or more, excluding non-cash transfers from our inventory account.  In addition, we estimate that other capital expenditures for property and equipment could be approximately $30 million, including approximately $13 million for the in-process construction expenditures relating to the expansion of our Houston manufacturing and engineering facilities. We expect these capital expenditures will be financed from our cash on hand, internal cash flow, rental equipment sales proceeds and/or from borrowings under our Credit Agreement.

For fiscal year 2013, we generated approximately $5.8 million of cash from financing activities.  We generated $4.8 million from the exercise of stock options and related tax benefits and we borrowed $0.9 million under our Credit Facility for working capital purposes. Such borrowings were subsequently repaid during October 2013.

Fiscal Year 2012

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

Fiscal Year 2011

At September 30, 2011, we had $31.4 million in cash and cash equivalents. For fiscal year 2011, we generated approximately $1.1 million of cash in operating activities. Sources of cash generated in our operating activities resulted from net income of $29.7 million. Additional sources of cash included net non-cash charges of $11.8 million for deferred income tax benefit, depreciation, amortization, stock-based compensation, inventory obsolescence and bad debts. Other sources of cash included (i) a $2.0 million decrease in trade accounts and notes receivable primarily resulting from improved cash receipts from customers during fiscal year

2011, (ii) a $1.8 million increase in accrued expenses and other, primarily resulting from an increase of $0.8 million for incentive compensation expenses due to increased consolidated pretax earnings, and a $0.7 million increase in warranty accruals due to increased potential warranty exposure resulting from increased product sales, and (iii) a $1.2 million increase in accounts payable due to increased purchases of raw materials. These sources of cash were offset by (i) a $29.5 million increase in inventories due to the replenishment of low levels of our wireless data acquisition system inventories, and increasing levels of work-in-process resulting from product orders and anticipated demand for wireless data acquisition system sales and rentals, (ii) a $11.2 million adjustment to transfer gross profits from rental equipment sales to investing activities since such transactions involve the sale of long-lived assets, (iii) a $2.5 million increase in other current assets resulting from the advanced payment of income taxes in certain tax jurisdictions, (iv) a $1.7 million decrease in income tax payable resulting from the payment of income taxes owed on our pretax profits, and (v) a $0.6 million decrease in deferred revenue resulting from a reduction in the amount of advanced payments received from our customers.

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

On March 2, 2011, we entered into a credit agreement with a bank. On September 27, 2013, we amended the credit agreement and increased the borrowing availability to $50.0 million (as amended, the “Credit Agreement”). Our borrowings are principally secured by our accounts receivable, inventories and equipment. In addition, certain of our domestic subsidiaries have guaranteed our obligations under the Credit Agreement and such subsidiaries have secured the obligations by the pledge of certain of the assets of such subsidiaries. The Credit Agreement expires on April 27, 2016 and all borrowed funds are due and payable at that time. We are required to make quarterly interest payments on borrowed funds. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial ratios, restricts us and our subsidiaries’ ability to pay cash dividends and contains other covenants customary in agreements of this type. The interest rate for borrowings under the Credit Agreement is a LIBOR based rate with a margin spread of 250-325 basis points depending upon the maintenance of certain ratios. At September 30, 2013, we were in compliance with all covenants. At September 30, 2013 and 2012, there were borrowings of $0.9 million and zero, respectively, outstanding under the Credit Agreement. There were standby letters of credit outstanding in the amount of $42,000 and additional borrowings available were $49.1 million. Please see “Risk Factors” for more information about the restrictive covenants imposed on us by the Credit Agreement.

Off-Balance Sheet Arrangements

We do not have any obligations which meet the definition of an off-balance sheet arrangement and which have or are reasonably likely to have a current or future effect on our financial statements or the items contained therein that are material to investors.

Contractual Obligations

For information regarding our contractual obligations over the course of the next five years, please refer to Note 10 and Note 17 to our consolidated financial statements contained in this Annual Report, which provide detailed information regarding repayment of our Credit Agreement and an operating lease.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We consider many factors in selecting appropriate operational and financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. We continually evaluate our estimates, including those related to percentage of completion revenue recognition, bad debt reserves, inventory obsolescence reserves, self-insurance reserves for medical expenses, product warranty reserves, intangible assets, stock-based compensation and deferred income tax assets. We base our estimates on historical experience and various other factors, including the impact from the current economic conditions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different conditions or assumptions.

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

We utilize the percentage-of-completion method (the “POC Method”) to recognize revenues and costs on future contracts having the following characteristics:

•	the contract requires significant custom designs for customer specific applications;

•	the product design requires significant engineering efforts;

•	the contract requires the customer to make progress payments during the contract term, and;

•	the contract requires at least 90-days of engineering and manufacturing effort.

The POC Method will require our senior management to make estimates, at least quarterly, of the (i) total costs of the contract, (ii) manufacturing progress against the contract, and (iii) the estimated cost to complete the contract. These estimates will impact the amount of revenue and gross profit we will recognize for each reporting period. Significant estimates that may affect future cost to complete a contract include the cost and availability of raw materials and component parts, engineering services, manufacturing equipment, labor, manufacturing capacity, factory productivity, contract penalties and disputes, product warranties and other contingent factors. The cumulative impact of periodic revisions to the future cost to complete a contract will be reflected in the period in which these changes become known, including, to the extent required, the recognition of losses at the time such losses are known and estimable on contracts in progress. Due to the various estimates inherent in the POC Method, actual results could differ from those estimates.

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

Management’s Current Outlook and Assumptions

Our estimates as to future results and industry trends, to the extent described in this document, are primarily based on assumptions regarding the future level of seismic exploration activity and seismic reservoir monitoring projects, and in turn, their effect on the demand and pricing of our products and services. Our analysis of the market and its impact on us is based upon the following assumptions:

•

While crude oil prices have stabilized over the last three years, we believe the impact of the sovereign debt and austerity issues in Europe, slower economic growth in the U.S. and China and the resulting recessionary fears, combined with potentially volatile and unsteady energy commodity prices may constrain oil and gas exploration activities in North America and also in certain international markets. The uncertainty of these global economic matters and their ultimate impact on energy commodity prices and on exploration activities may cause demand for our seismic exploration products to decrease.

•

We believe the impact of political conditions and hostilities around the world, including those in North Africa and the Middle East, which may impact oil and gas commodity prices, will not cause a significant increase or decrease in demand for our seismic products for the foreseeable future.

•

During fiscal year 2013, we recognized revenues of $127.6 million related to our permanent reservoir monitoring systems, with such revenues representing 42.4% of our consolidated revenues during fiscal year 2013.  We expect to complete manufacturing of the Statoil order in mid-fiscal year 2014 and, therefore, we expect to recognize the remaining Statoil order revenues of $57.3 million during fiscal year 2014.  If we do not receive new large orders for our permanent reservoir monitoring systems prior to our expected completion of the Statoil order in mid-fiscal year 2014, we expect revenues and profits from our reservoir products to decline significantly during fiscal year 2014.

•

As a result of distribution infrastructure bottlenecks in key crude oil producing areas in North America combined with declining demand for crude oil in the United States, we expect demand for new seismic data and, consequently, demand for many of our traditional seismic products in North America could be challenged in fiscal year 2014. Despite these market conditions, based on orders we have already received in the first quarter of fiscal year 2014, we expect fiscal year 2014 sales and rentals of our land and marine wireless products to increase significantly over fiscal year 2013 levels. We believe this growth will come from (i) the continued transition from cabled systems to wireless systems by our existing customers, (ii) the addition of new international customers and (iii) acceptance by the industry of our new OBX marine wireless system.

•

Some of our traditional seismic products are characterized as low margin commodity products with intense international competition. Sales levels for these products have been relatively flat or declining since fiscal year 2010 and we do not expect sales levels for these lower margin products to grow during fiscal year 2014. As we focus our product development and production activities toward higher margin specialty products and new technologies, especially our wireless and reservoir products, we expect sales of these lower margin traditional seismic products to decline in the future.

•

Seismic equipment rentals were less than 5% of our fiscal year 2013 consolidated revenues. Rental revenues are primarily derived from short-term lease of our land and marine wireless products and, to a lesser extent, from our traditional and reservoir products. We expect strong customer demand for rental equipment in fiscal year 2014 and, therefore, we plan to significantly expand our rental equipment fleet. As a result, we expect rental revenues from our seismic products to increase significantly over fiscal year 2013 levels.

•	We expect sales of our non-seismic products, including our industrial products, offshore cables and thermal printing equipment and film to increase marginally over fiscal year 2013 levels.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We have market risk relative to sensitive instruments entered into for trading purposes and have only very limited risk as to arrangements entered into other than for trading purposes. We do not engage in commodity or commodity derivative instrument purchase or sales transactions. Because of the inherent unpredictability of foreign currency rates and interest rates, as well as other factors, actual results could differ materially from those projected in this Item 7A.

Foreign Currency and Operations Risk

One of our wholly-owned subsidiaries, Geospace Technologies Eurasia, is located in the Russian Federation. In addition, another of our wholly-owned subsidiaries, Geospace Technologies Sucursal Sudamericana, is located in Colombia. Our financial results for these entities may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions, or changes in the political climate. Our consolidated balance sheet at September 30, 2013 reflected approximately $7.1 million and $0.7 million of net working capital related to our Russian and Colombian operations, respectively. Both of these entities receive a portion of their revenues and pay a majority of their expenses primarily in their local currency. To the extent that transactions of these entities are settled in their local currency, a devaluation of these currencies versus the U.S. dollar could reduce any contribution from these entities to our consolidated results of operations and total comprehensive income as reported in U.S. dollars. We do not hedge the market risk with respect to our operations in these countries; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of such currencies versus U.S. dollars to the extent such disruptions result in any reduced valuation of these foreign entities’ net working capital or future contributions to our consolidated results of operations. At September 30, 2013, the foreign exchange rate for $1.00 (one U.S. dollar) was equal to 32.4 Russian Rubles and 1,912 Colombian Pesos, respectively. If the value of the U.S. dollar were to decline by ten percent against these foreign currencies, our working capital in the Russian Federation and Colombia could decline by $0.7 million and $70,000, respectively.

Foreign Currency Intercompany Accounts and Notes Receivable

From time to time, we provide access to capital to our foreign subsidiaries through U.S. dollar denominated interest bearing promissory notes. Such funds are generally used by our foreign subsidiaries to purchase capital assets and for general working capital needs. In addition, we sell products to our foreign subsidiaries on trade credit terms in both U.S. dollars and in the subsidiary’s local currency. Because we have intercompany debts denominated in foreign currencies, any appreciation or devaluation of such foreign currencies against the U.S. dollar will result in a gain or loss, respectively, to our consolidated statement of operations. At September 30, 2013, we had outstanding intercompany accounts receivable of $28.3 million from our Canadian subsidiary which are denominated in Canadian dollars. We entered into an agreement with a United States bank to hedge $20.0 million of this foreign exchange exposure, resulting in a net Canadian dollar denominated intercompany accounts payable exposure to the U.S. dollar of $8.3 million at September 30, 2013. At September 30, 2013, the foreign exchange rate for $1.00 (one U.S. dollar) was equal to 0.97 Canadian dollars. If the U.S. dollar exchange rate were to strengthen by ten percent against the Canadian dollar, we would recognize a foreign exchange loss of $0.8 million in our consolidated financial statements.

Floating Interest Rate Risk

The Credit Agreement contains a floating interest rate, which subjects us to the risk of increased interest costs associated with any upward movements in bank market interest rates. Under the Credit Agreement our borrowing interest rate is a LIBOR based rate plus 250-325 basis points. The interest rate at September 30, 2013 was 2.7%. As of September 30, 2013 and 2012, we had $0.9 million and zero, respectively, borrowed under the Credit Agreement. At September 30, 2013 based on our current level of borrowings, a 1.0% increase in interest rates would increase interest expense annually by approximately $9,000.

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

In connection with the preparation of this Annual Report on Form 10-K, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of September 30, 2013 of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective as of September 30, 2013.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework (1992). Based on this assessment, our management concluded that, as of September 30, 2013, our internal control over financial reporting is effective based on those criteria.

Our internal control over financial reporting as of September 30, 2013 has been audited by UHY LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 2014 Annual Meeting of Stockholders under the captions “Election of Directors”, “Executive Officers and Compensation,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 2014 Annual Meeting of Stockholders under the caption “Executive Officers and Compensation” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 2014 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference, and in Item 5, “Market for Registrant’s Common Equity and Related Stockholder Matters,” contained in Part II hereof.

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

Item 14. Principal Accountant Fees and Services

The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 2014 Annual Meeting of Stockholders under the caption “Independent Public Accountants” and is incorporated herein by reference.

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

10.8	Amendment No. 5 to OYO Geospace Corporation 1997 Key Employee Stock Option Plan, dated January 1, 2009.**

10.9	Amendment No. 6 to OYO Geospace Corporation 1997 Key Employee Stock Option Plan, approved by stockholders August 20, 2013. **

10.10	Form of Director Indemnification Agreement (incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed November 18, 1997 (Registration No. 333-36727)).

Exhibit Number	Description of Documents
10.11

Geospace Technologies Corporation Fiscal Year 2013 Bonus Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 filed February 7, 2013).*

10.12

First Amendment effective October 1, 2008 to Employment Agreement dated as of August 1, 1997, between the Company and Gary D. Owens (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, filed February 5, 2010).*

10.13

First Amendment effective October 1, 2008 to Employment Agreement dated as of August 1, 1997, between the Company and Michael J. Sheen (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, filed February 5, 2010).*

10.14

Loan Agreement dated September 27, 2013 among Geospace Technologies Corporation, as borrower, certain subsidiaries of Geospace Technologies Corporation, as guarantors, and Frost Bank, as lender (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed October 1, 2013).

10.15

Revolving Promissory Note dated September 27, 2013 made by Geospace Technologies Corporation payable to Frost Bank (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed October 1, 2013).

10.16

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

21.1	Subsidiaries of the Registrant**.

23.1	Consent of UHY LLP, Independent Registered Public Accounting Firm**.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**.

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**.

101	Interactive data file.**

*	This exhibit is a management contract or a compensatory plan or arrangement.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOSPACE TECHNOLOGIES CORPORATION
By:	/s/ GARY D. OWENS
Gary D. Owens, Chairman of the Board President and Chief Executive Officer
November 22, 2013

Pursuant to the requirements of the Securities Exchange Act, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ GARY D. OWENS	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	November 22, 2013
Gary D. Owens
/s/ THOMAS T. McENTIRE	Vice President Chief Financial Officer (Principal Financial Officer and Accounting Officer) and Secretary	November 22, 2013
Thomas T. McEntire
/s/ WILLIAM H. MOODY	Director	November 22, 2013
William H. Moody
/s/ TINA M. LANGTRY	Director	November 22, 2013
Tina M. Langtry
/s/ MICHAEL J. SHEEN	Director	November 22, 2013
Michael J. Sheen
/s/ THOMAS L. DAVIS	Director	November 22, 2013
Thomas L. Davis
/s/ CHARLES H. STILL	Director	November 22, 2013
Charles H. Still
/s/ RICHARD F. MILES	Director	November 22, 2013
Richard F. Miles

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Geospace Technologies Corporation:

We have audited the accompanying consolidated balance sheets of Geospace Technologies Corporation and subsidiaries (“the Company”) as of September 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three fiscal years in the period ended September 30, 2013. Our audits also included the financial statement schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Geospace Technologies Corporation and subsidiaries as of September 30, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended September 30, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Geospace Technologies Corporation and subsidiaries’ internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 22, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ UHY LLP

Houston, Texas

November 22, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Geospace Technologies Corporation:

We have audited Geospace Technologies Corporation and subsidiaries’ (“the Company”) internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Part II, Item 9A of this Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Geospace Technologies Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Geospace Technologies Corporation and subsidiaries as of September 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three fiscal years in the period ended September 30, 2013, and our report dated November 22, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ UHY LLP

Houston, Texas

November 22, 2013

Geospace Technologies Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share amounts)

	AS OF SEPTEMBER 30,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$2,726	$50,752
Short-term investments	—	19,960
Trade accounts receivable, net of allowance of $376 and $280	49,756	16,229
Current portion of notes receivable	5,290	3,806
Inventories, net	149,548	83,894
Costs and estimated earnings in excess of billings	12,400	—
Deferred income tax assets	7,056	6,689
Prepaid expenses and other current assets	6,327	5,898
Total current assets	233,103	187,228
Rental equipment, net	36,908	27,853
Property, plant and equipment, net	48,480	34,433
Goodwill	1,843	1,843
Non-current deferred income tax assets	594	307
Non-current notes receivable	—	1,687
Prepaid income taxes	6,201	5,479
Other assets	96	192
Total assets	$327,225	$259,022
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable trade	$16,737	$17,187
Accrued expenses and other current liabilities	16,638	13,978
Deferred revenue	1,093	8,641
Deferred income tax liabilities	12	111
Income tax payable	159	1,275
Total current liabilities	34,639	41,192
Long-term debt	931	—
Non-current deferred income tax liabilities	2,597	2,843
Total liabilities	38,167	44,035
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized,12,942,066 and 12,802,160 shares issued and outstanding	129	128
Additional paid-in capital	65,985	60,633
Retained earnings	224,008	154,451
Accumulated other comprehensive loss	(1,064)	(225)
Total stockholders’ equity	289,058	214,987
Total liabilities and stockholders’ equity	$327,225	$259,022

The accompanying notes are an integral part of the consolidated financial statements.

Geospace Technologies Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	YEAR ENDED SEPTEMBER 30,
	2013	2012	2011
Sales	$300,607	$191,664	$172,970
Cost of sales	160,846	109,600	98,857
Gross profit	139,761	82,064	74,113
Operating expenses:
Selling, general and administrative expenses	23,383	18,914	18,051
Research and development expenses	14,694	12,167	11,529
Bad debt expense	457	118	128
Total operating expenses	38,534	31,199	29,708
Income from operations	101,227	50,865	44,405
Other income (expense):
Interest expense	(260)	(199)	(43)
Interest income	880	743	267
Foreign exchange gains (losses)	(708)	457	80
Other, net	(46)	(4)	(90)
Total other income (expense), net	(134)	997	214
Income before income taxes	101,093	51,862	44,619
Income tax expense	31,536	16,744	14,908
Net income	$69,557	$35,118	$29,711
Earnings per common share:
Basic	$5.40	$2.76	$2.39
Diluted	$5.38	$2.74	$2.36
Weighted average common shares outstanding:
Basic	12,886,372	12,735,520	12,441,313
Diluted	12,938,661	12,836,239	12,572,647

The accompanying notes are an integral part of the consolidated financial statements.

Geospace Technologies Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

	YEAR ENDED SEPTEMBER 30,
	2013	2012	2011
Net income	$69,557	$35,118	$29,711
Other comprehensive income (loss):
Change in unrealized gains (losses) on available-for-sale securities (net of tax)	(11)	41	(39)
Reclassification adjustment (gains) losses included in net income (net of tax)	(19)	1	27
	(30)	42	(12)
Foreign currency translation adjustments	(809)	(437)	338
Other comprehensive income (loss)	(839)	(395)	326
Total comprehensive income	$68,718	$34,723	$30,037

The accompanying notes are an integral part of the consolidated financial statements.

Geospace Technologies Corporation and Subsidiaries

Consolidated Statement of Stockholders’ Equity

For the years ended September 30, 2013, 2012 and 2011

(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at September 30, 2010	12,234,716	$122	$46,998	$89,622	$(156)	$136,586
Net income	—	—	—	29,711	—	29,711
Other comprehensive income	—	—	—	—	326	326
Excess tax benefit from share-based compensation	—	—	6,896	—	—	6,896
Issuance of common stock pursuant to exercise of options, net of tax	467,800	6	2,752	—	—	2,758
Stock-based compensation	—	—	736	—	—	736
Balance at September 30, 2011	12,702,516	128	57,382	119,333	170	177,013
Net income	—	—	—	35,118	—	35,118
Other comprehensive loss	—	—	—	—	(395)	(395)
Excess tax benefit from share-based compensation		—	1,131	—	—	1,131
Issuance of common stock pursuant to exercise of options, net of tax	99,644	—	1,358	—	—	1,358
Stock-based compensation	—	—	762	—	—	762
Balance at September 30, 2012	12,802,160	128	60,633	154,451	(225)	214,987
Net income	—	—	—	69,557	—	69,557
Other comprehensive loss	—	—	—	—	(839)	(839)
Excess tax benefit from share-based compensation	—	—	3,390	—	—	3,390
Issuance of common stock pursuant to exercise of options, net of tax	139,906	1	1,418	—	—	1,419
Stock-based compensation	—	—	544	—	—	544
Balance at September 30, 2013	12,942,066	$129	$65,985	$224,008	$(1,064)	$289,058

The accompanying notes are an integral part of the consolidated financial statements.

Geospace Technologies Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	YEAR ENDED SEPTEMBER 30,
	2013	2012	2011
Cash flows from operating activities:
Net income	$69,557	$35,118	$29,711
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax expense (benefit)	(523)	808	(718)
Depreciation and amortization	12,229	9,587	7,047
Accretion of discounts on short-term-investments	162	208	—
Stock-based compensation	544	762	736
Bad debt expense	457	118	128
Inventory obsolescence expense	187	1,793	4,608
Gross profit from sale of used rental equipment	(13,627)	(9,992)	(11,165)
(Gain) loss on disposal of property, plant and equipment	301	(34)	—
Realized (gain) loss on short-term investments	(19)	1	27
Effects of changes in operating assets and liabilities:
Trade accounts and notes receivable	(33,717)	3,781	2,006
Inventories	(73,357)	(15,630)	(29,528)
Costs and estimated earnings in excess of billings	(12,400)	—	—
Prepaid expenses and other current assets	(458)	(293)	(2,539)
Prepaid income taxes	(722)	(4,500)	1,023
Accounts payable trade	(442)	12,151	1,227
Accrued expenses and other	3,324	576	787
Deferred revenue	(7,541)	7,897	(558)
Income taxes payable	(1,116)	873	(1,656)
Net cash provided by (used in) operating activities	(57,161)	43,224	1,136
Cash flows from investing activities:
Purchase of property, plant and equipment	(19,384)	(4,013)	(4,730)
Proceeds from the sale of property, plant and equipment	—	17	1
Investment in rental equipment	(22,275)	(31,716)	(15,414)
Proceeds from the sale of used rental equipment	25,497	24,184	19,917
Purchases of short-term investments	(1,587)	(16,823)	(4,926)
Proceeds from the sale of short-term investments	21,139	2,030	—
Net cash provided by (used in) investing activities	3,390	(26,321)	(5,152)
Cash flows from financing activities:
Principal payments under mortgage loans	—	—	(7,700)
Net borrowings under line of credit	931	—	—
Excess tax benefits from stock-based compensation	3,390	1,131	6,896
Proceeds from exercise of stock options and other	1,419	1,358	2,758
Net cash provided by financing activities	5,740	2,489	1,954
Effect of exchange rate changes on cash	5	(28)	(3)
Increase (decrease) in cash and cash equivalents	(48,026)	19,364	(2,065)
Cash and cash equivalents, beginning of fiscal year	50,752	31,388	33,453
Cash and cash equivalents, end of fiscal year	$2,726	$50,752	$31,388

The accompanying notes are an integral part of the consolidated financial statements.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies:

The Company

Geospace Technologies Corporation (“Geospace”) designs and manufactures instruments and equipment used by the oil and gas industry to acquire seismic data in order to locate, characterize and monitor hydrocarbon producing reservoirs. Geospace and its subsidiaries are referred to collectively as the “Company”. Geospace also designs and manufactures non-seismic products, including industrial products, offshore cables, thermal imaging equipment and film.

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

Short-term Investments

The Company classifies its short-term investments consisting of corporate bonds, government bonds and other such similar investments as available-for-sale securities. Available-for-sale securities are carried at fair market value with net unrealized holding gains and losses reported each period as a component of comprehensive income in stockholders’ equity. At September 30, 2013, the Company did not hold any short-term investments. See Note 2 for additional information.

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts that, at times, exceed federally insured limits. Management of the Company believes that the financial strength of the financial institutions holding such deposits minimizes the credit risk of such deposits.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The Company sells products to customers throughout the United States and various foreign countries. The Company’s normal credit terms for trade receivables are 30 days. In certain situations, credit terms may be extended to 60 days or longer. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for its trade receivables. Additionally, the Company provides long-term financing in the form of promissory notes when competitive conditions require such financing. In such cases, the Company may require collateral. Allowances are recognized for potential credit losses. At September 30, 2013, the Company had one customer comprising 25.4% of its trade accounts receivable. At September 30, 2012, the Company had one customer comprising 17.7% of its trade accounts receivable. The Company had two customers comprising 60.0% and 39.1% of its notes receivable balance at September 30, 2013. The Company had two customers comprising 60.4% and 39.6% of its notes receivable balance at September 30, 2012. One customer comprised 36.5% of the Company’s revenues during fiscal year 2013. One customer comprised 17.7% of the Company’s revenues during fiscal year 2012. Two customers comprised 20.2% and 11.1% of the Company’s revenues during fiscal year 2011.

The Company has a subsidiary located in the Russian Federation. Therefore, the Company’s financial results may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions or changes in political climate within the Russian Federation. The Company’s consolidated balance sheet at September 30, 2013 and 2012 reflected approximately $7.1 million and $6.3 million, respectively, of net working capital related to this subsidiary. This subsidiary receives a substantial portion of its revenues and pays its expenses primarily in rubles. During the fiscal years ended September 30, 2013 and 2012, this subsidiary received approximately $7.7 million and $4.1 million, respectively, of its revenues in U.S. dollars as a result of intercompany sales to the Company’s subsidiary located in the United States. To the extent that transactions of this subsidiary are settled in rubles, a devaluation of the ruble versus the United States dollar could reduce any contribution from this subsidiary to its consolidated results of operations as reported in U.S. dollars. The Company does not hedge the market risk with respect to its operations in the Russian Federation; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of rubles versus U.S. dollars to the extent such disruptions result in any reduced valuation of the subsidiary’s net working capital or future contributions to its consolidated results of operations.

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

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Patents

Patents are amortized over the legal life of the patent or the estimated useful life of the patent, whichever is shorter. Patent amortization expense was approximately $0.1 million, $0.2 million and $0.2 million, respectively, during each of fiscal years 2013, 2012 and 2011. At September 30, 2013, the Company’s patents were fully amortized.

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

Goodwill

For the fiscal year ended September 30, 2013, the Company follows simplified procedures for analyzing goodwill impairment. The guidance on the testing of goodwill for impairment provides the option to first assess qualitative factors to determine if the annual two-step test of goodwill for impairment must be performed. If, based on the qualitative assessment of events or circumstances, an entity determines it is more likely than not that the goodwill fair value is more than its carrying amount then it is not necessary to perform the two-step impairment test. However, if an entity concludes otherwise, then the two-step impairment test must be performed to identify potential impairment and to measure the amount of goodwill impairment, if any. The Company determined that it is more likely than not that the fair value of its goodwill was more than its carrying amount and the two-step process was not necessary for the fiscal year ended September 30, 2013.

Revenue Recognition

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

The POC Method requires the Company’s senior management to make estimates, at least quarterly, of the (i) total expected costs of the contract, (ii) manufacturing progress against the contract and (iii) the estimated cost to complete the contract. These estimates impact the amount of revenue and gross profit the Company recognizes for each reporting period. Significant estimates that

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

may affect the future cost to complete a contract include the cost and availability of raw materials and component parts, engineering services, manufacturing equipment, labor, manufacturing capacity, factory productivity, contract penalties and disputes, product warranties and other contingent factors. Change orders are included in the total estimated contract revenue when it is probable that the change order will result in additional value that can be reliably estimated and realized. The Company defers recognition of the entire amount of revenue or portion thereof associated with unapproved change orders if there is substantial uncertainty as to amounts involved or ultimate realization. The cumulative impact of periodic revisions to the future cost to complete a contract will be reflected in the period in which these changes become known, including, to the extent required, the recognition of losses at the time such losses are known and estimable. Due to the various estimates inherent in the POC Method, actual final results at the conclusion of a contract could differ from management’s previous estimates.

The Company analyzes a variety of indicators to determine manufacturing progress, including actual costs incurred to date compared to total estimated costs and actual quantities produced to date compared to total contract quantities.

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

Changes in the product warranty reserve are reflected in the following table (in thousands):

Balance at October 1, 2010	$1,378
Accruals for warranties issued during the year	2,675
Settlements made (in cash or in kind) during the year	(1,930)
Balance at September 30, 2011	2,123
Accruals for warranties issued during the year	1,354
Settlements made (in cash or in kind) during the year	(1,169)
Balance at September 30, 2012	2,308
Accruals for warranties issued during the year	681
Settlements made (in cash or in kind) during the year	(1,037)
Balance at September 30, 2013	$1,952

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Stock-Based Compensation

The Company expenses the grant date fair value of equity awards over the requisite service period. The Company uses the Black-Scholes model to value its new stock option grants. The share-based payment framework also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation. In addition, the share-based payment framework requires the Company to reflect the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash inflow. The Company recorded stock-based compensation expense of $0.5 million, $0.8 million and $0.7 million for the fiscal years ended September 30, 2013, 2012 and 2011, respectively.

There were no stock options granted during fiscal years 2013, 2012 and 2011.

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

Shipping and Handling Costs

Amounts billed to a customer in a sales transaction related to reimbursable shipping and handling costs are included in revenues and the associated costs incurred by the Company for reimbursable shipping and handling expenses are reported in cost of sales. The Company had shipping and handling expenses of $1.4 million, $1.0 million and $0.7 million for each of the fiscal years ended September 30, 2013, 2012 and 2011, respectively.

Income Taxes

Income taxes are presented in accordance with FASB guidance for accounting for income taxes. The estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carrybacks and carryforwards are recorded. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities (temporary differences) and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company periodically reviews the recoverability of tax assets recorded on the balance sheet and provides valuation allowances if it is more likely than not that such assets will not be realized.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

2. Short-term Investments

The Company had no short-term investments outstanding at September 30, 2013. During the fiscal year ended September 30, 2013, the Company sold $21.1 million of short-term investments and realized gains of $19,000. During the fiscal years ended September 30, 2012 and 2011, the Company sold short-term investments and realized losses of $1,000 and $27,000, respectively. The realized gains and losses are recorded in Other Income (Expense). At September 30, 2012, the Company’s short-term investments were composed of the following:

	As of September 30, 2012 (in thousands)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate bonds	$11,072	$37	$—	$11,109
Government bonds	8,842	9	—	8,851
Total	$19,914	$46	$—	$19,960

3. Derivative Financial Instruments

At September 30, 2013, the Company’s Canadian subsidiary had $28.3 million of Canadian dollar denominated intercompany accounts payable owed to the Company’s U.S. subsidiaries. In order to mitigate its exposure to movements in foreign currency rates between the U.S. dollar and Canadian dollar, the Company routinely enters into foreign currency forward contracts to hedge a portion of its exposure to changes in the value of the Canadian dollar. At September 30, 2013, the Company was a party to a $20.0 million foreign currency forward contract. This contract reduces the impact on cash flows from movements in the Canadian dollar/U.S. dollar currency exchange rate. At September 30, 2013, the Company had accrued unrealized foreign exchange losses of $0.4 million under this contract.

The following table summarizes the gross fair value of all derivative instruments, which are not designated as hedging instruments and their location in the consolidated balance sheets (in thousands):

Derivative Instrument	Location	September 30, 2013	September 30, 2012

Foreign Currency Forward Contracts	Accrued Expenses	$351	$215
		$351	$215

The Company did not have derivatives prior to the fiscal year ended September 30, 2012. The following table summarizes the impact of the Company’s derivatives on the consolidated statements of operations for the fiscal years ended September 30, 2013 and 2012 (in thousands):

		For the Years Ended
Derivative Instrument	Location of Gain (loss) on Derivative Instrument	September 30, 2013	September 30, 2012

Foreign Currency Forward Contracts	Other Income (Expense)	398	(394)
		$398	$(394)

Amounts in the above table include realized and unrealized derivative gains and losses.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

4. Fair Value of Financial Instruments

At September 30, 2013, the Company’s financial instruments included cash and cash equivalents, trade and other receivables, other current assets, accounts payable, other current liabilities and long-term debt. Due to the short-term maturities of cash and cash equivalents, trade and other receivables, other current assets, accounts payable, other current liabilities and long-term debt, the carrying amounts approximate fair value on the respective balance sheet dates.

The Company measures short-term investments and derivatives at fair value on a recurring basis.

The fair value measurement of the Company’s foreign currency forward contracts was determined using the following inputs:

	As of September 30, 2013 (in thousands)
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)

Foreign currency forward contract	$(351)	$—	$(351)	$—
Total	$(351)	$—	$(351)	$—

	As of September 30, 2012 (in thousands)
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)
Short-term investments:
Corporate bonds	$11,109	$11,109	$—	$—
Government bonds	8,851	8,851	—	—
Foreign currency forward contract	(215)	—	(215)	—
Total	$19,745	$19,960	$(215)	$—

5. Accumulated Other Comprehensive Income (Loss):

Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	Unrealized Gains and Losses on Available-for- Sale Securities	Foreign Currency Translation Adjustments	Total
Balance at September 30, 2010	$—	$(156)	$(156)
Other comprehensive income before reclassifications	(12)	338	326
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net period other comprehensive income (loss)	(12)	338	326
Balance at September 30, 2011	$(12)	$182	$170
Other comprehensive income before reclassifications	43	(437)	(394)
Amounts reclassified from accumulated other comprehensive income	(1)		(1)
Net period other comprehensive income (loss)	42	(437)	(395)
Balance at September 30, 2012	30	(255)	(225)
Other comprehensive income before reclassifications	(11)	(809)	(820)
Amounts reclassified from accumulated other comprehensive income	(19)		(19)
Net period other comprehensive loss	(30)	(809)	(839)
Balance at September 30, 2013	$—	$(1,064)	$(1,064)

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

6. Inventories:

Inventories consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2013	2012
Finished goods and sub-assemblies	$44,391	$32,845
Work in progress	25,156	19,585
Raw materials	86,933	40,788
Obsolescence reserve	(6,932)	(9,324)
	$149,548	$83,894

Inventory obsolescence expense was approximately $0.2 million, $1.8 million and $4.6 million during fiscal years 2013, 2012 and 2011, respectively.

7. Percentage of Completion:

The Company utilizes the POC Method to recognize revenues under a contract with a customer.  The balance sheets reflect cost and estimated earnings in excess of billings as follows (in thousands):

	AS OF SEPTEMBER 30,
	2013	2012
Contract revenues earned	$109,565	$—
Less contract billings	97,165	—
Costs and estimated earnings in excess of billings	$12,400	$—

8. Accounts and Notes Receivable:

The Company’s current trade accounts receivable consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2013	2012
Trade accounts receivable	$50,132	$16,509
Allowance for doubtful accounts	(376)	(280)
	$49,756	$16,229

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

Notes receivable are reflected in the following table (in thousands):

	September 30, 2013	September 30, 2012
Notes receivable	$5,290	$5,493
Allowance for doubtful notes	—	—
	5,290	5,493
Less current portion	5,290	3,806
	$—	$1,687

Notes receivable are generally collateralized by the products sold, and bear interest at rates ranging up to 11.0% per year. The notes receivable of $5.3 million will mature at various times through March 2014. The Company has, on occasion, extended or renewed notes receivable as they mature, but there is no obligation to do so.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

9. Rental Equipment:

Rental equipment consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2013	2012
Rental equipment, primarily geophones and related products	$50,878	$39,766
Accumulated depreciation	(13,970)	(11,913)
	$36,908	$27,853

Rental equipment depreciation expense was $7.3 million, $5.5 million and $2.8 million in fiscal years 2013, 2012 and 2011, respectively. We transferred $4.9 million and $2.0 million of inventories to our rental equipment during fiscal years 2013 and 2012, respectively, which had a non-cash impact.

10. Property, Plant and Equipment:

Property, plant and equipment consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2013	2012
Land and land improvements	$8,714	$3,261
Buildings and building improvements	30,075	26,582
Machinery and equipment	43,627	37,067
Furniture and fixtures	1,343	1,237
Transportation equipment	30	30
Tools and molds	1,496	498
Leasehold improvements	8	—
Construction in progress	2,495	1,100
	87,788	69,775
Accumulated depreciation	(39,308)	(35,342)
	$48,480	$34,433

Property, plant and equipment depreciation expense was $4.8 million, $3.8 million and $3.9 million in fiscal years 2013, 2012 and 2011, respectively.

11. Long-Term Debt:

Long-term debt consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2013	2012
Working capital line of credit	$931	$—
	931	—
Less current portion	—	—
	$931	$—

On March 2, 2011, the Company entered into a credit agreement with a bank. On September 27, 2013, the Company amended the credit agreement and increased its borrowing availability to $50.0 million (as amended, the “Credit Agreement”). The Company’s borrowings are principally secured by its accounts receivable, inventories and equipment. In addition, certain domestic subsidiaries of the Company have guaranteed the obligations of the Company under the Credit Agreement and such subsidiaries have secured the obligations by the pledge of certain of the assets of such subsidiaries. The Credit Agreement expires on April 27, 2016 and all

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

borrowed funds are due and payable at that time. The Company is required to make quarterly interest payments on borrowed funds. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial ratios, restricts the Company and its subsidiaries’ ability to pay cash dividends and contains other covenants customary in agreements of this type. The interest rate for borrowings under the Credit Agreement is a LIBOR based rate with a margin spread of 250-325 basis points depending upon the maintenance of certain ratios. At September 30, 2013, the Company was in compliance with all covenants. At September 30, 2013 and 2012, there were borrowings of $0.9 million and zero, respectively, outstanding under the Credit Agreement. At September 30, 2013 and 2012, there were standby letters of credit outstanding in the amount of $42,000 and $0.2 million, respectively. Additional borrowings available under the Credit Agreement at September 30, 2013 were $49.1 million.

12. Accrued Expenses and Other Current Liabilities:

Accrued expenses and other current liabilities consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2013	2012
Employee bonuses	$6,598	$5,736
Product warranty	1,952	2,308
Compensated absences	1,614	1,266
Legal and professional fees	258	502
Payroll	923	674
Property taxes	2,652	1,386
Medical claims	576	470
Other	2,065	1,636
	$16,638	$13,978

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

13. Employee Benefits:

The Company’s U.S. employees are participants in the Geospace Technologies Corporation’s Employee’s 401(k) Retirement Plan (the “Plan”), which covers substantially all eligible employees in the United States. The Plan is a qualified salary reduction plan in which all eligible participants may elect to have a percentage of their compensation contributed to the Plan, subject to certain guidelines issued by the Internal Revenue Service. The Company’s share of discretionary matching contributions was approximately $0.9 million, $0.7 million and $0.6 million in fiscal years 2013, 2012 and 2011, respectively.

The Company’s stock incentive plans in which employees may participate are discussed in Note 13 to these Consolidated Financial Statements.

14. Stockholders’ Equity:

In September 1997, the board of directors and stockholders approved the 1997 Key Employee Stock Option Plan (as amended the “Employee Plan”) and, following amendments thereto, there has been reserved an aggregate of 2,250,000 shares of common stock for issuance thereunder. In August 2013, the board of directors and stockholders approved an amendment to the Employee Stock Option Plan that extends the plan to November 14, 2017. Under the Amended Employee Plan, at September 30, 2013, there are an aggregate of approximately 184,350 shares of common stock reserved for issuance thereunder. During the fiscal year ended September 30, 2013, the Company incurred payroll related expenditures of $0.9 million in order to compensate certain employees which were delayed in exercising their stock options.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

The Company has never issued any incentive stock options under the Employee Plan and the Company has not issued any shares of restricted stock under the Employee Plan since August 1, 2001. All issued shares of restricted stock are fully vested; thus there are no outstanding shares of restricted stock. The prior issuances by the Company of restricted stock were recorded at the fair value of the stock subject to those awards and were recorded as a component of stockholders’ equity, with a credit to additional paid-in capital. The Company recorded compensation expense based on the vesting criteria of the individual awards. The Company will account for any future issuances of restricted stock awards in accordance with applicable guidelines, which require that stock-based awards be measured and recognized at fair value.

A summary of the activity with respect to stock options is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2010	817,400	$9.26
Granted	—	—
Exercised	(467,800)	5.89
Forfeited	(4,000)	8.78
Expired	—	—
Outstanding at September 30, 2011	345,600	13.82
Granted	—	—
Exercised	(99,644)	13.63
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2012	245,956	13.90
Granted	—	—
Exercised	(139,906)	10.36
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2013	106,050	$18.61

The number of stock options vested during fiscal years 2013, 2012 and 2011 were 106,500, 102,500 and 104,500, respectively. The fair values of stock options vested during fiscal years 2013, 2012 and 2011 were $0.8 million, $0.7 million and $0.3 million, respectively.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes information about stock options outstanding and exercisable at September 30, 2013:

Range of Exercise Prices	Options Outstanding				Options Exercisable
	Shares	Weighted Average Remaining Term (in years)	Weighted Average Exercise Price	Intrinsic Value	Shares	Weighted Average Remaining Term (in years)	Weighted Average Exercise Price	Intrinsic Value
$6.76 to $9.99	38,700	5.2	$8.78	2,922,044	38,700	5.2	$8.78	$2,922,044
$10.00 to $26.98	67,350	6.6	24.26	4,042,821	39,850	6.6	23.86	2,407,834
	106,050	6.1	$18.61	6,964,865	78,550	5.9	$16.43	$5,329,878

The total intrinsic value of options exercised during fiscal years 2013, 2012 and 2011 were $10.4 million, $4.0 million and $20.8 million, respectively. As of September 30, 2013 total compensation expense associated with unvested stock options amounted to $0.2 million and will be recognized in the Company’s fiscal year ending September 30, 2014.

In October 2012, the Company implemented a 2-for-1 split of its common stock effected in the legal form of a stock dividend. Other than the disclosure of the authorized number of shares of the Company’s common stock, all share and per-share disclosures have been adjusted for all periods presented in the consolidated financial statements to give effect to the stock split. Common stock and additional paid-in-capital at September 30, 2012 and 2011 has been adjusted to reflect the effect of the stock split.

15. Income Taxes:

Components of income (loss) before income taxes were as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2013	2012	2011
United States	$103,349	$50,819	$43,414
Foreign	(2,256)	1,043	1,205
	$101,093	$51,862	$44,619

The provision (benefit) for income taxes consisted of the following (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2013	2012	2011
Current:
Federal	$31,954	$15,543	$15,281
Foreign	(19)	24	66
State	124	369	279
	32,059	15,936	15,626
Deferred:
Federal	43	413	(1,228)
Foreign	(566)	395	510
	(523)	808	(718)
	$31,536	$16,744	$14,908

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Actual income tax expense (benefit) differs from income tax expense computed by applying the statutory federal tax rate of 35.0% for each of the fiscal years ended September 30, 2013, 2012 and 2011 as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2013	2012	2011
Provision for U.S. federal income tax at statutory rate	$35,382	$18,153	$15,617
Effect of foreign income taxes	130	(140)	(244)
Manufacturers’/producers’ deduction	(3,048)	(1,868)	(921)
Research and experimentation tax credits	(661)	(99)	(750)
State income taxes, net of federal income tax benefit	81	240	181
Nondeductible expenses	253	165	504
Resolution of prior years’ tax matters	(467)	544	(116)
Contingency for uncertainty in income taxes	(51)	(335)	632
Other items	(83)	84	5
	$31,536	$16,744	$14,908
	31.2%	32.3%	33.4%

Deferred income taxes under the liability method reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income tax asset were as follows (in thousands):

	AS OF SEPTEMBER 30, 2013			AS OF SEPTEMBER 30, 2012
	U. S.	Non U.S.	Total	U. S.	Non U.S.	Total
Deferred income tax assets:
Allowance for doubtful accounts	$120	$4	$124	$47	$3	$50
Inventories	4,762	(71)	4,691	4,472	(28)	4,444
Capitalized research and development costs	—	—	—	89	—	89
Property, plant and equipment and other	—	(632)	(632)	—	1	1
Net operating loss carryforwards, tax credits and deferrals	—	1,204	1,204	—	393	393
Stock-based compensation	298	—	298	347	—	347
Accrued product warranty	644	22	666	787	12	799
Accrued compensated absences	549	—	549	443	—	443
Comprehensive income	573	—	573	121	—	121
Insurance and other reserves	973	63	1,036	938	27	965
	7,919	590	8,509	7,244	408	7,652
Deferred income tax liabilities:
Allowance for doubtful accounts	—	—	—	—	(122)	(122)
Intangible assets	(230)	—	(230)	(144)	—	(144)
Property, plant and equipment and other	(3,238)	—	(3,238)	(3,056)	(201)	(3,257)
Subtotal deferred income tax asset	4,451	590	5,041	4,044	85	4,129
Valuation allowance	—	—	—	—	(87)	(87)
Net deferred income tax asset	$4,451	$590	$5,041	$4,044	$(2)	$4,042

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Deferred income taxes are reported as follows in the accompanying consolidated balance sheets (in thousands):

	AS OF SEPTEMBER 30,
	2013	2012
Current deferred income tax asset	$7,056	$6,689
Noncurrent deferred income tax asset	594	307
Current deferred income tax liability	(12)	(111)
Noncurrent deferred income tax liability	(2,597)	(2,843)
	$5,041	$4,042

The financial reporting basis of investments in foreign subsidiaries exceed their tax basis. A deferred tax liability is not recorded for this temporary difference because the investment is essentially permanent. A reversal of the Company’s plans to permanently invest in these foreign operations would cause the excess to become taxable. At September 30, 2013 and 2012, the temporary difference related to undistributed earnings for which no deferred taxes have been provided was approximately $12.7 million and $15.2 million, respectively. The Company will need to reassess and reassert its ability and intent to indefinitely reinvest the remaining foreign earnings in order to continue the application of the exception under FASB guidelines.

The Company follows the provisions of the FASB guidance for accounting for uncertainty in income taxes. The Company classifies interest and penalties associated with the payment of income taxes in the Other Income (Expense) section of its consolidated statements of operations. Tax return filings which are subject to review by local tax authorities by major jurisdiction are as follows:

•	United States—fiscal years ended September 30, 2010 through 2013
•	State of Texas—fiscal years ended September 30, 2009 through 2013
•	State of New York—fiscal years ended September 30, 2002 through 2013
•	Russian Federation—calendar years 2010 through 2013
•	Canada—fiscal years ended September 30, 2009 through 2013
•	United Kingdom—fiscal years ended September 30, 2006, 2011, 2012 and 2013
•	Colombia—calendar years 2012 and 2013

The following table is a reconciliation of the total amounts of unrecognized tax benefits (in thousands):

Balance at October 1, 2010	$220
Change in prior year tax positions	581
Current tax positions	61
Lapse of statute of limitations	(10)
Balance at September 30, 2011	852
Change in prior year tax positions	(420)
Current tax positions	63
Settlements with taxing authorities	(145)
Lapse of statute of limitations	5
Balance at September 30, 2012	355
Change in prior year tax positions	(22)
Current tax positions	142
Settlements with taxing authorities	(47)
Lapse of statute of limitations	(114)
Balance at September 30, 2013	$314

As of September 30, 2013, the Company had available approximately $4.8 million of net operating loss (“NOL”) carryforwards in Canada to offset future taxable income in that jurisdiction.  The Company, using the “more likely than not” criteria, has determined

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

that the NOL carryforwards will be utilized in full before they begin to expire in 2021.  Therefore, no valuation allowance against the Company’s deferred tax assets was considered necessary.

The Company believes that it is reasonably possible the unrecognized tax benefits could change within the next twelve months based on the resolution of on-going income tax audits. At this time it is not possible to determine the range of such changes. These unrecognized tax benefits would favorably affect the Company’s effective tax rate in future periods if they are favorably resolved.

Management believes that adequate provisions for income taxes have been reflected in the financial statements and it is not aware of any significant exposure items that have not been reflected in the financial statements. Amounts considered probable of settlement within one year have been included in the accrued expenses and other liabilities in the accompanying consolidated balance sheets.

16. Earnings Per Common Share:

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

The following table summarizes the calculation of weighted average common shares and common equivalent shares outstanding for purposes of basic and diluted earnings per share (in thousands, except share and per share amounts):

	YEAR ENDED SEPTEMBER 30,
	2013	2012	2011
Net income	$69,557	$35,118	$29,711
Weighted average common shares and common share equivalents:
Common shares	12,886,372	12,735,520	12,441,313
Common share equivalents	52,289	100,719	131,334
Total weighted average common shares and common share equivalents	12,938,661	12,836,239	12,572,647
Earnings per share:
Basic	$5.40	$2.76	$2.39
Diluted	$5.38	$2.74	$2.36

For the calculation of diluted earnings per share for each of fiscal years 2013, 2012 and 2011, no stock options were excluded in the calculation of weighted average shares outstanding as a result of their impact being antidilutive.

17. Commitments and Contingencies:

Operating Leases

The Company leases certain warehouse and office space under non-cancelable operating leases.

The approximate future minimum rental commitments under non-cancelable operating leases are as follows (in thousands):

YEAR ENDING SEPTEMBER 30,
2014	$189
2015	189
2016	95
$473

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The Company also leases office space and certain equipment under short-term operating leases. Rent expense was approximately $0.4 million, $87,000 and $40,000 during fiscal years 2013, 2012 and 2011, respectively.

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

18. Supplemental Cash Flow Information:

Supplemental cash flow information is as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2013	2012	2011
Cash paid for:
Interest	$119	$10	$44
Income taxes	29,837	14,068	12,966
Noncash investing and financing activities:
Accrued capital expenditures	—	—	2
Inventory transferred to fixed assets	4,902	2,000	200

19. Segment and Geographic Information:

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

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following tables summarize the Company’s segment information:

	YEAR ENDED SEPTEMBER 30,
	2013	2012	2011
Sales:
Seismic	$275,201	$178,221	$158,653
Non-Seismic	24,578	12,642	13,519
Corporate	828	801	798
Total	300,607	191,664	172,970
Income (loss) from operations:
Seismic	110,118	59,455	53,477
Non-Seismic	3,344	1,014	(37)
Corporate	(12,235)	(9,604)	(9,035)
Total	101,227	50,865	44,405
Depreciation, amortization and stock-based compensation expenses:
Seismic	11,207	8,533	5,990
Non-Seismic	289	320	345
Corporate	1,277	1,496	1,448
Total	12,773	10,349	7,783
Interest income:
Seismic	781	581	139
Non-Seismic	2	5	—
Corporate	97	157	128
Total	880	743	267
Interest expense:
Seismic	141	199	—
Non-Seismic	—	—	—
Corporate	119	—	43
Total	260	199	43

*

The Company’s manufacturing operations for its Seismic and Non-Seismic business segments are combined. Therefore, the Company does not segregate and report separate balance sheet accounts for these segments. As a result, the Company does not report business segment balance sheet information.

“Corporate” sales consists of rental revenue earned from an operating lease of a surplus building located in Houston, Texas. “Corporate” loss from operations primarily consists of the Company’s Houston headquarter general and administrative expenses.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The Company generates product sales and rentals from its subsidiaries in the United States, Canada, Colombia, the Russian Federation and the United Kingdom. Sales information for the Company is as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2013	2012	2011
United States	$300,131	$216,741	$155,781
Canada	39,415	23,741	8,966
Colombia	608	—	—
Russian Federation	10,758	9,837	10,144
United Kingdom	2,021	4,064	4,883
Eliminations	(52,326)	(62,719)	(6,804)
	$300,607	$191,664	$172,970

Summaries of sales by geographic area for fiscal years 2013, 2012 and 2011 are as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2013	2012	2011
Asia (excluding Middle East)	$8,789	$10,753	$22,772
Canada	74,839	59,602	13,158
Europe	115,226	3,043	34,278
Middle East	2,385	8,542	6,588
United States	88,512	102,378	92,368
Other	10,856	7,346	3,806
	$300,607	$191,664	$172,970

Sales are attributed to countries based on the ultimate destination of the product sold, if known. If the ultimate destination is not known, sales are attributed to countries based on the geographic location of the initial shipment.

Long-lived assets were as follows (in thousands):

	AS OF SEPTEMBER 30,
	2013	2012
United States	$46,712	$35,577
Canada	32,078	29,696
Colombia	7,554	—
Russian Federation	6,820	5,760
United Kingdom	350	442
China	14	11
	$93,528	$71,486

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

20. Selected Quarterly Information (Unaudited):

The following table represents summarized data for each of the quarters in fiscal years 2013 and 2012 (in thousands, except per share amounts):

	2013
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Sales	$68,288	$78,148	$76,420	$77,751
Gross profit	29,780	33,875	35,561	40,545
Income from operations	19,132	24,991	25,556	31,548
Other income (expense), net	274	(50)	(532)	174
Net income	13,684	16,991	16,869	22,013
Basic earnings per share	$1.06	$1.32	$1.31	$1.72
Diluted earnings per share	$1.05	$1.31	$1.30	$1.70

	2012
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Sales	$36,949	$55,201	$56,233	$43,281
Gross profit	13,386	22,960	25,060	20,658
Income from operations	6,194	15,601	16,472	12,598
Other income (expense), net	326	(14)	351	334
Net income	4,266	10,736	11,431	8,685
Basic earnings per share	$0.33	$0.84	$0.90	$0.68
Diluted earnings per share	$0.33	$0.83	$0.89	$0.68

Schedule II

Geospace Technologies Corporation and Subsidiaries

Valuation and Qualifying Accounts

(In thousands)

	Balance at Beginning of Period	Charged to Costs And Expenses	Charged to Other Assets	(Deductions) And Additions	Balance at End of Period
Year ended September 30, 2013
Allowance for doubtful accounts on accounts and notes receivable	$280	$457	$—	$(361)	$376
Year ended September 30, 2012
Allowance for doubtful accounts on accounts and notes receivable	411	118	—	(249)	280
Year ended September 30, 2011
Allowance for doubtful accounts on accounts and notes receivable	334	128	—	(51)	411

	Balance at Beginning of Period	Charged to Costs And Expenses	Charged to Other Assets	(Deductions) And Additions	Balance at End of Period
Year ended September 30, 2013
Inventory obsolescence reserve	$9,324	$187	$—	$(2,579)	$6,932
Year ended September 30, 2012
Inventory obsolescence reserve	9,552	1,793	—	(2,021)	9,324
Year ended September 30, 2011
Inventory obsolescence reserve	6,645	4,608	—	(1,701)	9,552