Form 10-Q
period 2013-12-31
GEOSPACE TECHNOLOGIES CORP
filed 2014-02-06
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended December 31, 2013

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

There were 13,134,416 shares of the Registrant’s Common Stock outstanding as of the close of business on January 31, 2014.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

ASSETS	December 31, 2013	September 30, 2013
	(unaudited)
Current assets:
Cash and cash equivalents	$44,393	$2,726
Trade accounts receivable, net	52,721	49,756
Current portion of notes receivable, net	4,007	5,290
Inventories, net	132,115	149,548
Costs and estimated earnings in excess of billings	3,134	12,400
Deferred income tax assets	6,929	7,056
Prepaid expenses and other current assets	10,481	6,327
Total current assets	253,780	233,103
Rental equipment, net	52,547	36,908
Property, plant and equipment, net	48,500	48,480
Goodwill	1,843	1,843
Non-current deferred income tax assets	395	594
Prepaid income taxes	8,232	6,201
Other assets	105	96
Total assets	$365,402	$327,225
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable trade	$15,646	$16,737
Accrued expenses and other current liabilities	14,357	16,638
Deferred revenue	5,590	1,093
Deferred income tax liabilities	12	12
Income tax payable	12,480	159
Total current liabilities	48,085	34,639
Long-term debt	--	931
Non-current deferred income tax liabilities	2,496	2,597
Total liabilities	50,581	38,167
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	131	129
Additional paid-in capital	67,667	65,985
Retained earnings	248,184	224,008
Accumulated other comprehensive loss	(1,161)	(1,064)
Total stockholders’ equity	314,821	289,058
Total liabilities and stockholders’ equity	$365,402	$327,225

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended
	December 31, 2013	December 31, 2012
Sales	$101,348	$77,751
Cost of sales	54,257	37,206
Gross profit	47,091	40,545
Operating expenses:
Selling, general and administrative	6,702	5,363
Research and development	4,375	3,365
Bad debt expense	347	269
Total operating expenses	11,424	8,997
Income from operations	35,667	31,548
Other income (expense):
Interest expense	(132)	(85)
Interest income	31	229
Foreign exchange gains (losses)	(21)	46
Other, net	(26)	(16)
Total other income (expense), net	(148)	174
Income before income taxes	35,519	31,722
Income tax expense	11,343	9,709
Net income	$24,176	$22,013
Basic earnings per share	$1.86	$1.72
Diluted earnings per share	$1.85	$1.70
Weighted average shares outstanding - Basic	12,947,195	12,827,918
Weighted average shares outstanding - Diluted	13,000,113	12,926,814

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended
	December 31, 2013	December 31, 2012
Net income	$24,176	$22,013
Other comprehensive income (loss):
Change in unrealized gains on available-for-sale securities (net of tax)	--	(6)
Foreign currency translation adjustments	(97)	304
Other comprehensive income (loss)	(97)	298
Total comprehensive income	$24,079	$22,311

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended December 31, 2013	Three Months Ended December 31, 2012
Cash flows from operating activities:
Net income	$24,176	$22,013
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax expense	248	458
Depreciation	3,474	1,994
Amortization		60
Accretion of discounts on short-term-investments		87
Stock-based compensation	810	250
Bad debt expense	347	269
Inventory obsolescence recovery	904	(550)
Gross profit from the sale of used rental equipment	(5,331)	(6,519)
(Gain) loss on disposal of property, plant and equipment	(31)	19
Realized gain on short-term investments	--	(1)
Effects of changes in operating assets and liabilities:
Trade accounts and notes receivable	(2,243)	(5,981)
Inventories	13,717	(13,704)
Costs and estimated earnings in excess of billings	9,266	(6,325)
Other current assets	(4,157)	(3,823)
Prepaid income taxes	(2,031)	(1,231)
Accounts payable	(1,086)	154
Accrued expenses and other	(2,146)	152
Deferred revenue	4,496	2,112
Income taxes payable	12,321	8,454
Net cash provided by (used in) operating activities	52,734	(2,112)
Cash flows from investing activities:
Purchase of property, plant and equipment	(1,382)	(6,494)
Investment in rental equipment	(17,717)	(11,419)
Proceeds from sale of used rental equipment	8,092	12,408
Purchases of short-term investments	--	(702)
Proceeds from the sale of short-term investments	--	900
Net cash used in investing activities	(11,007)	(5,307)
Cash flows from financing activities:
Principal payments on debt arrangements	(931)
Excess tax benefit from stock-based compensation	661	1,092
Proceeds from exercise of stock options and other	212	461
Net cash provided by (used in) financing activities	(58)	1,553
Effect of exchange rate changes on cash	(2)	—
Increase (decrease) in cash and cash equivalents	41,667	(5,866)
Cash and cash equivalents, beginning of period	2,726	50,752
Cash and cash equivalents, end of period	$44,393	$44,886

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet of Geospace Technologies Corporation and its subsidiaries (the “Company”) at September 30, 2013 was derived from the Company’s audited consolidated financial statements at that date. The consolidated balance sheet at December 31, 2013 and the consolidated statements of operations and statements of comprehensive income for the three months ended December 31, 2013 and 2012, and the consolidated statements of cash flows for the three months ended December 31, 2013 and 2012 were prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows were made. The results of operations for the three months ended December 31, 2013 are not necessarily indicative of the operating results for a full year or of future operations.

Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America were omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013.

Reclassifications

Certain amounts previously presented in the consolidated financial statements may have been reclassified to conform to the current year presentation. Such reclassifications, if any, had no effect on net income, stockholders’ equity or cash flows.

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

Short-term Investments

The Company classifies its short-term investments consisting of corporate bonds, government bonds and other such similar investments as available-for-sale securities. Available-for-sale securities are carried at fair market value with net unrealized holding gains and losses reported each period as a component of comprehensive income in stockholders’ equity. At September 30, 2013 and December 31, 2013, the Company did not hold any short-term investments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Revenue Recognition – Percentage of Completion

The Company utilizes the percentage-of-completion method (the “POC Method”) to recognize revenues and costs on contracts having the following characteristics:

—	the order/contract requires significant custom designs for customer specific applications;
—	the product design requires significant engineering efforts;
—	the order/contract requires the customer to make progress payments during the contract term, and;
—	the order/contract requires at least 90 days of engineering and manufacturing effort.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Balance at October 1, 2013	$1,952
Accruals for warranties issued during the period	357
Settlements made (in cash or in kind) during the period	(412)
Balance at December 31, 2013	$1,897

2. Derivative Financial Instruments

At December 31, 2013, the Company’s Canadian subsidiary had $50.0 million of Canadian dollar denominated intercompany accounts payable owed to the Company’s U.S. subsidiaries. In order to mitigate its exposure to movements in foreign currency rates between the U.S. dollar and Canadian dollar, the Company routinely enters into foreign currency forward contracts to hedge a portion of its exposure to changes in the value of the Canadian dollar. At December 31, 2013, the Company was a party to a $35.0 million foreign currency forward contract. This contract reduces the impact on cash flows from movements in the Canadian dollar/U.S. dollar currency exchange rate. At December 31, 2013, the Company had accrued unrealized foreign exchange gains of $0.1million under this contract.

The following table summarizes the gross fair value of all derivative instruments, which are not designated as hedging instruments and their location in the consolidated balance sheets (in thousands):

Derivative Instrument	Location	December 31, 2013	September 30, 2013
Foreign Currency Exchange Contracts	Prepaid Expenses and Other Current Assets	$84	$--
Foreign Currency Exchange Contracts	Accrued Expenses	--	$351
		$84	$351

The following table summarizes the impact of the Company’s derivatives on the consolidated statements of operations for the three month periods ended December 31, 2013 and 2012 (in thousands ):

	Location of (Loss) Gain on Derivative Instrument	Three Months Ended
Derivative Instrument		December 31, 2013	December 31, 2012
Foreign Currency Exchange Contracts	Other Income (Expense)	$(862)	$213

3. Fair Value of Financial Instruments

At December 31, 2013, the Company’s financial instruments included cash and cash equivalents, trade and other receivables, other current assets, accounts payable, other current liabilities and long-term debt. Due to the short-term maturities of cash and cash equivalents, trade and other receivables, other current assets, accounts payable, other current liabilities and long-term debt, the carrying amounts approximate fair value on the respective balance sheet dates.

The Company measures derivatives at fair value on a recurring basis.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The fair value measurement of the Company’s foreign currency forward contracts was determined using the following inputs:

	As of December 31, 2013 (in thousands)
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)
Foreign currency forward contract	$84	$—	$84	$—
Total	$84	$—	$84	$—

	As of September 30, 2013 (in thousands)
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)
Foreign currency forward contract	$(351)	$—	$(351)	$—
Total	$(351)	$—	$(351)	$—

4. Stock-Based Compensation:

On November 21, 2013, the Company issued 184,000 shares of restricted stock under the 1997 Key Employee Stock Option Plan (as amended, the “Plan”).  The fair value of the Company’s common stock on the date of grant was $98.68 per share, and the unrecognized compensation cost on the date of grant related to these awards, net of estimated forfeitures, was $17.3 million and will be charged to expense over four years as the restrictions lapse.  Under the terms of the Plan, recipients of restricted stock awards are entitled to vote such shares and are entitled to dividends, if paid.

The compensation expense for these awards was determined based on the closing market price of the Company’s stock on the date of grant applied to the total number of shares that were anticipated to fully vest. As of December 31, 2013, we had unrecognized compensation expense of approximately $16.6 million related to restricted stock awards.

5. Accumulated Other Comprehensive Loss:

Accumulated other comprehensive income (loss) consisted of the following (in thousands):

Foreign Currency Translation Adjustments
Balance at September 30, 2013	$(1,064)
Foreign currency translation adjustments	(97)
Balance at December 31, 2013	$(1,161)

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6. Inventories

Inventories consist of the following (in thousands):

	December 31, 2013	September 30, 2013
Finished goods	$21,611	$44,391
Work-in-process	27,496	25,156
Raw materials	90,840	86,933
Obsolescence reserve	(7,832)	(6,932)
	$132,115	$149,548

During the three months ended December 31, 2013 and 2012 the Company made non-cash transfers of $2.8 million and $1.0 million, respectively, of inventories to its rental equipment fleet.

7. Percentage of Completion

The Company utilizes the POC Method to recognize revenues under a contract with a customer. The balance sheets reflect cost and estimated earnings in excess of billings as follows (in thousands):

	December 31, 2013	September 30, 2013
Contract revenues earned	$137,648	$109,565
Less contract billings	(134,514)	(97,165)
Costs and estimated earnings in excess of billings	$3,134	$12,400

8. Accounts and Notes Receivable

Current trade accounts are reflected in the following table (in thousands):

	December 31, 2013	September 30, 2013
Trade accounts receivable	$53,478	$50,132
Allowance for doubtful accounts	(757)	(376)
	$52,721	$49,756

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

Notes receivable are reflected in the following table (in thousands):

	December 31, 2013	September 30, 2013
Notes receivable	$4,007	$5,290
Allowance for doubtful notes	—	—
	4,007	5,290
Less current portion	4,007	5,290
	$—	$—

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31, 2013	September 30, 2013
Working capital line of credit	$—	$931
	—	931
Less current portion	—	—
	$—	$931

On March 2, 2011, the Company entered into a credit agreement with a bank. On September 27, 2013, the Company amended the credit agreement and increased its borrowing availability to $50.0 million (as amended, the “Credit Agreement”).  The Company’s borrowings are principally secured by its accounts receivable, inventories and equipment.  In addition, certain domestic subsidiaries of the Company have guaranteed the obligations of the Company under the Credit Agreement and such subsidiaries have secured the obligations by the pledge of certain of the assets of such subsidiaries.  The Credit Agreement expires on April 27, 2016 and all borrowed funds are due and payable at that time.  The Company is required to make quarterly interest payments on borrowed funds.  The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial ratios, restricts the Company and its subsidiaries’ ability to pay cash dividends and contains other covenants customary in agreements of this type.  The interest rate for borrowings under the Credit Agreement is a LIBOR based rate with a margin spread of 250 to 325 basis points depending upon the maintenance of certain ratios.  At December 31, 2013, the Company was in compliance with all covenants.  At December 31, 2013 there were no borrowings outstanding under the Credit Agreement.  At September 30, 2013 and December 31, 2013, there were standby letters of credit outstanding in the amount of $42,000 and zero, respectively.  Additional borrowings available under the Credit Agreement at December 31, 2013 were $50.0 million.

10. Earnings Per Common Share

In connection with the issuance of 184,000 shares of restricted stock on November 21, 2013, the Company applied the two-class method in calculating per share data for the three months ended December 31, 2013.  The following table summarizes the calculation of net earnings and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings per share (in thousands, except share and per share data):

	Three Months Ended
	December 31, 2013	December 31, 2012
Net income	$24,176	$22,013
Less: Income allocable to unvested restricted stock	(152)	--
Income available to common shareholders	$24,024	$22,013
Reallocation of participating earnings	1	--
Diluted income attributable to common shareholders	$24,025	$22,013
Weighted average number of common share equivalents:
Common shares used in basic earnings per share	12,947,195	12,827,918
Common share equivalents outstanding related to stock options	52,918	98,896
Total weighted average common shares and common share equivalents used in diluted earnings per share	13,000,113	12,926,814
Basic earnings per common share	$1.86	$1.72
Diluted earnings per common share	$1.85	$1.70

There were no stock options excluded from the computation of weighted average shares outstanding due to anti-dilution.

11. Segment Information

The Company’s Seismic product lines include land and marine wireless data acquisition systems, seabed reservoir characterization products and services, geophones and geophone strings, hydrophones, leader wire, connectors, telemetry cables, marine streamer retrieval and steering devices and various other products. The Non-Seismic product lines include thermal imaging products and industrial products. The Company typically has a minor amount of Seismic product sales to its Non-Seismic customers.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table summarizes the Company’s segment information (in thousands):

	Three Months Ended
	December 31, 2013	December 31, 2012
Net sales:
Seismic	$95,227	$72,084
Non-Seismic	5,912	5,467
Corporate	209	200
Total	$101,348	$77,751
Income (loss) from operations:
Seismic	$38,543	$33,961
Non-Seismic	774	465
Corporate	(3,650)	(2,878)
Total	$35,667	$31,548

12. Income Taxes

The United States statutory tax rate for the three months ended December 31, 2013 and 2012 was 35%. The Company’s effective tax rates for the three months ended December 31, 2013 and 2012 were 31.9% and 30.6%, respectively. Compared to the United States statutory rate of 35%, the Company’s lower effective tax rates for each of the periods ended December 31, 2013 and 2012 primarily resulted from a manufacturers’/producers’ deduction available to U.S. manufacturers.

From time to time the Company is the subject of audits by various tax authorities that can result in claims and assessments and additional tax payments, penalties and interest. The United States Internal Revenue Service (“IRS”) is in the process of conducting an audit of the Company’s United States Federal income tax returns for fiscal year 2012. Management believes that the outcome of such audit will not have a material effect on the Company’s financial position, results of operations or cash flows.

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

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein, if any, contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “intend”, “expect”, “plan”, “budget”, “forecast”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue”, “evaluating” or similar words. Statements that contain these words should be read carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other forward-looking information. Examples of forward-looking statements include, among others, statements that we make regarding our expected operating results, the adoption and sale of our products in various geographic regions, anticipated levels of capital expenditures and the sources of funding therefore, and our strategy for growth, product development, market position, financial results and reserves. These forward-looking statements reflect our best judgment about future events and trends based on the information currently available to us. However, there will likely be events in the future that we are not able to predict or control. The factors listed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, as well as other cautionary language in such Annual Report and Quarterly Report and this Quarterly Report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this Quarterly Report on Form 10-Q could have a material adverse effect on our business, results of operations and financial position, and actual events and results of operations may vary materially from our current expectations. We assume no obligation to revise or update any forward-looking statement, whether written or oral, that we may make from time to time, whether as a result of new information, future developments or otherwise.

Business Overview

Geospace Technologies Corporation is a Delaware corporation incorporated on September 27, 1994. Unless otherwise specified, the discussion in this Quarterly Report on Form 10-Q refers to Geospace Technologies Corporation and its subsidiaries. We design and manufacture instruments and equipment used in the acquisition and processing of seismic data as well as in the characterization and monitoring of producing oil and gas reservoirs. Demand for our products has been, and will likely continue to be, vulnerable to downturns in the economy and the oil and gas industry in general. For more information, please refer to the risks discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

We have engaged in the seismic instrument and equipment business since 1980 and market our products primarily to the oil and gas industry. We also design, manufacture and distribute non-seismic equipment including thermal imaging equipment and industrial products. We report and categorize our customers and products into two different segments: Seismic and Non-Seismic.

Available Information

We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”).  Our SEC filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov.  You may also read and copy any document we file at the SEC’s public reference room at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on their public reference room.  Our SEC filings are also available to the public on our website at http://www.geospace.com.  From time to time, we may post investor presentations on our website under the “Investor Relations” tab.  Please note that information contained on our website, whether currently posted or posted in the future, is not a part of this Quarterly Report on Form 10-Q or the documents incorporated by reference in this Quarterly Report on Form 10-Q.

Products and Product Development

Seismic Products

Our seismic business segment accounts for the majority of our sales. Geoscientists use seismic data primarily in connection with the exploration, development and production of oil and gas reserves to map potential and known hydrocarbon bearing formations and the geologic structures that surround them. Our seismic product lines currently consist of land and marine wireless data acquisition systems, seabed reservoir characterization products and services, geophones and geophone strings, hydrophones, leader wire, connectors, telemetry cables, marine streamer retrieval and steering devices and various other products. Our seismic products are compatible with most major competitive seismic data acquisition systems currently in use. We believe that our seismic products are among the most technologically advanced instruments and equipment available for seismic data acquisition.

Traditional Products

An energy source and a data recording system are combined to acquire seismic data. We provide many of the components of seismic data recording systems, including geophones, hydrophones, multi-component sensors, leader wire, geophone strings, connectors, telemetry cables and other seismic related products. On land, our customers use geophones, leader wire, cables and connectors to receive and measure seismic reflections resulting from an energy source into data recording units, which store the seismic information for subsequent processing and analysis. In the marine environment, large ocean-going vessels tow long cables known as “streamers” containing hydrophones which are used to detect pressure changes. Hydrophones transmit electrical impulses back to the vessel’s data recording unit where the seismic data is stored for subsequent processing and analysis. Our marine seismic products help steer streamers while being towed and help recover streamers if they become disconnected from the vessel.

Our seismic sensor, cable and connector products are compatible with most major competitive seismic data acquisition systems currently in use. Sales result primarily from seismic contractors purchasing our products as components of new seismic data acquisition systems, including our wireless data acquisition systems, or to repair and replace components of seismic data acquisition systems already in use.

Our products used in marine seismic data acquisition include our marine seismic streamer retrieval devices (“SRDs”). Occasionally, streamer cables are severed and become disconnected from the vessel as a result of obstacles, inclement weather, vessel traffic or human error. Our SRDs, which are attached to the streamer cables, contain air bags which are designed to inflate automatically at a given water depth, bringing the severed streamer cables to the surface. These SRDs save the seismic contractors significant time and money compared to the alternative of losing the streamer cable. We also produce streamer steering devices, or “birds,” which are finlike devices that attach to the streamer cable. These birds help maintain the streamer cable at a certain desired depth as it is being towed through the water.

Our wholly-owned subsidiary in the Russian Federation manufactures international standard geophones, leader wire, telemetry cables and related seismic products for customers in the Russian Federation and other international seismic marketplaces. We have a branch office in Colombia that primarily rents seismic equipment to our customers in the South American market. Operating in foreign locations involves certain risks as discussed under the heading “Risk Factors – Our Foreign Subsidiaries and Foreign Marketing Efforts Face Additional Risks and Difficulties” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

Wireless Products

We have developed a land-based wireless (or nodal) seismic data acquisition system called the GSX.  Each GSX station operates independently and therefore can be deployed in virtually unlimited channel configurations.  Rather than utilizing interconnecting cables as required by most traditional land data acquisition systems, each GSX station operates as an independent data collection system.  As a result, our GSX system requires less maintenance, which we believe allows our customers to operate more effectively and efficiently because of its reduced environmental impact, lower weight and ease of operation.  Our GSX system is designed into configurations ranging from one to four channels per station.  Since its introduction in 2008 and through December 31, 2013, we have sold 315,000 GSX channels and we have 89,000 GSX channels in our rental fleet.  If demand for GSX rental channels increases, we are prepared to further increase the size of our GSX rental fleet during the remainder of fiscal year 2014.

We have also developed a marine-based wireless seismic data acquisition system called the OBX. Similar to our GSX land-based wireless system, the marine OBX system can be deployed in virtually unlimited channel configurations and does not require interconnecting cables between each station. Our deep water versions of the OBX system can be deployed in depths of up to 3,000 meters.

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

In regards to customer orders for our permanent reservoir monitoring systems, in February 2012 we received an $18.0 million order from Shell Brasil Petróleo Ltda to instrument a reservoir off the coast of Brazil, and in November 2012 we received order from Statoil for $168.0 million, including amendments, to instrument two reservoirs in the North Sea. During the fiscal year ended September 30, 2013, we recognized revenue of $18.0 million from delivery of the Shell order, and we recognized revenues of $109.6 million from the Statoil order using the percentage of completion revenue recognition method.  We expect to recognize the remaining $58.4 million of revenue from the Statoil order during fiscal year 2014, including $28.0 million of Statoil-related revenue we recognized in the first quarter ended December 31, 2013.

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

Consolidated Results of Operations

We report and evaluate financial information for two segments: Seismic and Non-Seismic.  Summary financial data by business segment follows (in thousands):

	Three Months Ended
	December 31, 2013	December 31, 2012
Seismic
Traditional exploration product revenues	$20,462	$14,004
Wireless exploration product revenues	45,508	46,918
Reservoir product revenues	29,257	11,162
Total seismic sales	95,227	72,084
Operating income	38,543	33,961
Non-Seismic
Net sales	5,912	5,467
Operating income	774	465
Corporate
Net sales	209	200
Operating loss	(3,650)	(2,878)
Consolidated Totals
Net sales	101,348	77,751
Operating income	35,667	31,548

Overview

Three months ended December 31, 2013 compared to three months ended December 31, 2012

Consolidated sales for the three months ended December 31, 2013 increased by $23.6 million, or 30.3%, from the corresponding period of the prior fiscal year. The increase primarily reflects greater demand for sales of our seismic reservoir products.

Consolidated gross profit for the three months ended December 31, 2013 increased by $6.5 million, or 16.1%, from the corresponding period of the prior fiscal year. This increase in gross profit primarily resulted from increased sales of our seismic products.

Consolidated operating expenses for the three months ended December 31, 2013 increased by $2.4 million, or 27.0%, from the corresponding period of the prior fiscal year. The increase in operating expenses reflects higher personnel costs, legal costs and other general increases associated with increased sales and business expansion.

Other income for the three months ended December 31, 2013 decreased $0.3 million from the corresponding period of the prior fiscal year. The decrease in other income primarily resulted from lower levels of interest income.

The United States statutory tax rate for the three months ended December 31, 2013 and 2012 was 35%. Our effective tax rates for the three months ended December 31, 2013 and 2012 were 31.9% and 30.6%, respectively. Compared to the United States statutory rate of 35%, our lower effective tax rates for each of the periods ended December 31, 2013 and 2012 primarily resulted from a manufacturers’/producers’ deduction available to U.S. manufacturers.

Seismic Products

Net Sales

Sales of our seismic products for the three months ended December 31, 2013 increased by $23.1 million, or 32.1%, from the corresponding period of the prior fiscal year. The components of this increase include the following:

—

Traditional Product Sales and Rentals – For the three months ended December 31, 2013, sales of our traditional products increased $6.5 million, or 46.1%, from the corresponding period of the prior fiscal year.  The increase in sales reflects increased demand for our geophone sensor products in connection with the sale of our GSX wireless systems.

—

Wireless Product Sales and Rentals – For the three months ended December 31, 2013, sales of our GSX wireless products decreased by $1.4 million, or 3.0%, from the corresponding period of the prior fiscal year.  GSX product revenues for the three months ended December 31, 2013 included the sale of 77,000 channels compared to 47,000 channels in the corresponding period of the prior fiscal year. While the quantity of GSX channels sold increased, the decline in our GSX product revenues for the three months ended December 31, 2013 is due to the sale of a large quantity of three-channel stations in this quarter which have a lower price per channel compared to our single-channel stations.  Our GSX product revenues included $6.1 million from the sale of 15,000 used GSX channels from our rental fleet.  Similar to the prior year’s corresponding quarter, GSX product sales for the three months ended December 31, 2013 were robust compared to the previous three quarters, and is partially due to demand brought about by the Canadian winter seismic season.  We believe demand for our GSX systems will continue growing as the industry transitions to wireless systems in lieu of less efficient legacy cable-based systems, although we expect this order flow to continue to be erratic from quarter to quarter.

—

Reservoir Product Sales, Rentals and Services – For the three months ended December 31, 2013, revenues from our reservoir products increased $18.1 million, or 162.1%, from the corresponding period of the prior year.  Revenues increased primarily from the recognition of approximately $28.0 million of revenue from the Statoil order compared to the corresponding period in the prior year’s revenues of $8.7 million from the Statoil order.

The rate of customer orders for our seismic products, especially large orders for our wireless and subsea reservoir products, generally occur irregularly making it difficult for us to predict our sales and production levels each quarter. Furthermore, product shipping dates are generally determined by our customers and are not at our discretion. As a result, these factors have caused past sales of our seismic products to be unpredictable, or “lumpy,” and we expect this trend to continue into the future.

Operating Income

Our operating income associated with sales of our seismic products for the three months ended December 31, 2013 increased by $4.6 million, or 13.5%, from the corresponding period of the prior fiscal year.  While the higher level of operating income resulted from increased revenues, our operating margins declined due to lower profit margins realized on larger wireless product orders, increased depreciation expense on our expanded rental fleet, increased inventory obsolescence expenses, and higher factory overhead costs relative to expanded manufacturing operations in Houston.

Non-Seismic Products

Net Sales

Sales of our non-seismic products for the three months ended December 31, 2013 increased by $0.4 million, or 8.1%, from the corresponding period of the prior fiscal year. This increase is primarily due to higher sales of industrial products.

Operating Income

Our operating income associated with sales of our non-seismic products for the three months ended December 31, 2013 increased $0.3 million, or 66.5%, from the corresponding period of the prior fiscal year. The increase in operating income resulted from higher sales of our industrial products and higher efficiencies in our manufacturing operations.

Incentive Compensation Program

We adopted an incentive compensation program for fiscal year 2014 whereby most employees will be eligible to begin earning incentive compensation if the Company reaches a five percent pretax return on stockholders’ equity, determined as of September 30, 2013. To be eligible to participate in this incentive compensation program, employees must participate in our Core Values Program. Based on our experience in prior years, we expect one hundred percent of our eligible employees to participate in the Core Values Program. The incentive compensation program does not apply to the employees of our Russian subsidiary, who are eligible to participate in a locally administered bonus program. Certain non-executive employees are required to achieve specific goals to earn a significant portion of their total incentive compensation award. Any bonus awards earned under this program in fiscal year 2014 will be paid out to eligible employees after the end of the fiscal year.

Upon reaching the five percent pretax return threshold, an incentive compensation accrual is established equal to 14.2 percent of the amount of any consolidated pretax profits above the five percent pretax return threshold. The initial maximum aggregate bonus available under the program for fiscal year 2014 will be $7.2 million. Under this program, for the three months ended December 31, 2013 and 2012, we accrued $2.5 million and $1.9 million of incentive compensation expense, respectively.

Liquidity and Capital Resources

At December 31, 2013, we had approximately $44.4 million in cash and cash equivalents.  For the three months ended December 31, 2013, we generated approximately $52.7 million of cash from operating activities.  Sources of cash generated from our operating activities resulted from net income of $24.2 million.  Additional sources of cash included net non-cash charges of $5.8 million from deferred income taxes, depreciation, amortization, accretion, stock-based compensation, inventory obsolescence and bad debts.  Other sources of cash and changes in working capital included (i) a $13.7 million decrease in inventories due to increased sales, (ii) a $12.3 million increase in income tax payable resulting from increased taxable income and the timing of our tax payments, (iii) a $9.3 million decrease in costs and estimated earnings in excess of billings as revenue recognition more closely reflects amounts invoiced to Statoil and (iv) a $4.5 million increase in deferred revenue primarily due to the collection of advance payments from customers.  These sources of cash were offset by (i) a $4.2 million increase in prepaid expenses and other current assets, (ii) a $5.3 million adjustment to transfer gross profits from rental equipment sales to investing activities since such transactions involve the sale of long-lived assets, (iii) a $2.2 million increase in trade accounts and notes receivable primarily resulting from increased sales and the timing of cash collections, (iv) a $2.1 million decrease in accrued expenses and other primarily from the payment of fiscal year 2013 bonuses, and (v) a $2.0 million increase in prepaid income taxes related to intercompany shipments of inventory.

For the three months ended December 31, 2013, we used approximately $11.0 million of cash in investing activities.  The primary use of cash was for capital expenditures of $19.1 million, including $17.7 million to expand our rental equipment fleet and $1.4 million for property and equipment. These uses of cash were partially offset by $8.1 million of proceeds from the sale of used rental equipment.  If customer demand exists, we estimate that our capital expenditures for rental equipment in fiscal year 2014 could be approximately $30 million or more, excluding non-cash transfers from our inventory account.  In addition, we estimate that other capital expenditures for property and equipment could be approximately $30 million, including approximately $13 million for the in-process construction expenditures relating to the expansion of our Houston manufacturing and engineering facilities. We expect these capital expenditures will be financed from our cash on hand, internal cash flow, rental equipment sales proceeds and/or from borrowings under our Credit Agreement.

For the three months ended December 31, 2013, we used approximately $0.1 million of cash in financing activities resulting primarily from the payment of $0.9 million outstanding under the credit agreement.  This payment was partially offset by cash proceeds of $0.9 million received from the exercise of stock options and the associated tax benefit related to such exercised stock options.

On March 2, 2011, we entered into a credit agreement with a bank. On September 27, 2013, we amended the credit agreement and increased the borrowing availability to $50.0 million (as amended, the “Credit Agreement”). Our borrowings are principally secured by our accounts receivable, inventories and equipment. In addition, certain of our domestic subsidiaries have guaranteed our obligations under the Credit Agreement and such subsidiaries have secured the obligations by the pledge of certain of the assets of such subsidiaries. The Credit Agreement expires on April 27, 2016 and all borrowed funds are due and payable at that time. We are required to make quarterly interest payments on borrowed funds. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial ratios, restricts us and our subsidiaries’ ability to pay cash dividends and contains other covenants customary in agreements of this type. The interest rate for borrowings under the Credit Agreement is a LIBOR based rate with a margin spread of 250 to 325 basis points depending upon the maintenance of certain ratios. At December 31, 2013, we were in compliance with all covenants. At December 31, 2013 there were no borrowings outstanding under the Credit Agreement. There were standby letters of credit outstanding in the amount of $42,000 and additional borrowings available were $50.0 million. Please see “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 for more information about the restrictive covenants imposed on us by the Credit Agreement.

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

Foreign Currency and Operations Risk

One of our wholly-owned subsidiaries, Geospace Technologies Eurasia, is located in the Russian Federation. In addition, another of our wholly-owned subsidiaries, Geospace Technologies Sucursal Sudamericana, is located in Colombia. Our financial results for these entities may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions, or changes in the political climate. Our consolidated balance sheet at December 31, 2013 reflected approximately $11.4 million and $0.9 million of net working capital related to our Russian and Colombian operations, respectively. Both of these entities receive a portion of their revenues and pay a majority of their expenses primarily in their local currency. To the extent that transactions of these entities are settled in their local currency, a devaluation of these currencies versus the U.S. dollar could reduce any contribution from these entities to our consolidated results of operations and total comprehensive income as reported in U.S. dollars. We do not hedge the market risk with respect to our operations in these countries; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of such currencies versus U.S. dollars to the extent such disruptions result in any reduced valuation of these foreign entities’ net working capital or future contributions to our consolidated results of operations. At December 31, 2013, the foreign exchange rate for $1.00 (one U.S. dollar) was equal to 32.8 Russian Rubles and 1,928 Colombian Pesos, respectively. If the value of the U.S. dollar were to decline by ten percent against these foreign currencies, our working capital in the Russian Federation and Colombia could decline by $1.1 million and $89,000, respectively.

Foreign Currency Intercompany Accounts

From time to time, we provide access to capital to our foreign subsidiaries through U.S. dollar denominated interest bearing promissory notes. Such funds are generally used by our foreign subsidiaries to purchase capital assets and for general working capital needs. In addition, we sell products to our foreign subsidiaries on trade credit terms in both U.S. dollars and in the subsidiary’s local currency. Because we have intercompany debts denominated in foreign currencies, any appreciation or devaluation of such foreign currencies against the U.S. dollar will result in a gain or loss, respectively, to our consolidated statement of operations. At December 31, 2013, we had outstanding intercompany accounts receivable of $50.0 million from our Canadian subsidiary which are denominated in Canadian dollars. We entered into an agreement with a United States bank to hedge $35.0 million of this foreign exchange exposure, resulting in a net Canadian dollar denominated intercompany accounts payable exposure to the U.S. dollar of $15.0 million at December 31, 2013. At December 31, 2013, the foreign exchange rate for $1.00 (one U.S. dollar) was equal to 0.93 Canadian dollars. If the U.S. dollar exchange rate were to strengthen by ten percent against the Canadian dollar, we would recognize a foreign exchange loss of $1.5 million in our consolidated financial statements.

Floating Interest Rate Risk

The Credit Agreement contains a floating interest rate, which subjects us to the risk of increased interest costs associated with any upward movements in bank market interest rates. Under the Credit Agreement our borrowing interest rate is a LIBOR based rate plus 250-325 basis points. The interest rate applicable to the Credit Agreement at December 31, 2013 was 2.7%. As of December 31, 2013, we had no funds borrowed under the Credit Agreement.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework (1992). Based on this assessment, our management concluded that, as of September 30, 2013, our internal control over financial reporting is effective based on those criteria.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6. Exhibits

The following exhibits are filed with this Report on Form 10-Q.

10.1	Geospace Technologies Corporation Fiscal Year 2014 Bonus Plan.
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data file.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEOSPACE TECHNOLOGIES CORPORATION
Date:	February 6, 2014	By:	/s/ Walter R Wheeler
Walter R. Wheeler, President and Chief Executive Officer (duly authorized officer)

Date:	February 6, 2014	By:	/s/ Thomas T. McEntire
Thomas T. McEntire, Vice President, Chief Financial Officer and Secretary (principal financial officer)