Form 10-Q/A
period 2013-12-31
GEOSPACE TECHNOLOGIES CORP
filed 2014-05-02
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A of Geospace Technologies Corporation and its subsidiaries (the “Company”) for the three months ended December 31, 2013 is being filed to amend and restate Part I. Item 4. Controls and Procedures.

The Company’s previous Form 10-Q filed on February 6, 2014 (the “Original Report”) did not include management’s conclusion regarding the effectiveness of disclosure controls and procedures as of December 31, 2013 as required by Item 307 of Regulation S-K and Exchange Act Rule 13a-15(b). In addition, the Company included a statement in the Original Report that it had assessed its internal controls over financial reporting as of the quarter ended December 31, 2013 which should not have been presented.

This amended Quarterly Report on Form 10-Q/A should be read in conjunction with the Original Report and the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2013 and subsequent filings with the Securities and Exchange Commission (the “SEC”). In addition, in accordance with applicable SEC rules, this amended Quarterly Report on Form 10-Q/A includes updated certificates from our chief executive officer and chief financial officer as Exhibits 31.1, 31.2, 32.1 and 32.2.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of December 31, 2013 of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2013.

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

GEOSPACE TECHNOLOGIES CORPORATION

Date: May 2, 2014	By:	/s/ Walter R. Wheeler
Walter R. Wheeler, President
and Chief Executive Officer
(duly authorized officer)

Date: May 2, 2014	By:	/s/ Thomas T. McEntire
Thomas T. McEntire, Vice President,
Chief Financial Officer and Secretary
(principal financial officer)

4