Form 10-Q
period 2014-03-31
GEOSPACE TECHNOLOGIES CORP
filed 2014-05-08
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2014

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

Yes  ☐    No  ☒

There were 13,135,416 shares of the Registrant’s Common Stock outstanding as of the close of business on April 30, 2014.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2014	September 30, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$44,340	$2,726
Trade accounts receivable, net	50,939	49,756
Current portion of notes receivable, net	2,808	5,290
Inventories, net	144,419	149,548
Costs and estimated earnings in excess of billings	—	12,400
Deferred income tax assets	6,885	7,056
Prepaid expenses and other current assets	6,503	6,327
Total current assets	255,894	233,103
Rental equipment, net	53,122	36,908
Property, plant and equipment, net	49,865	48,480
Goodwill	1,843	1,843
Non-current deferred income tax assets	214	594
Prepaid income taxes	7,151	6,201
Other assets	105	96
Total assets	$368,194	$327,225
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable trade	$14,231	$16,737
Accrued expenses and other current liabilities	15,190	16,638
Deferred revenue	6,742	1,093
Deferred income tax liabilities	49	12
Income taxes payable	4,271	159
Total current liabilities	40,483	34,639
Long-term debt	—	931
Non-current deferred income tax liabilities	1,891	2,597
Total liabilities	42,374	38,167
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	131	129
Additional paid-in capital	68,792	65,985
Retained earnings	259,000	224,008
Accumulated other comprehensive loss	(2,103)	(1,064)
Total stockholders’ equity	325,820	289,058
Total liabilities and stockholders’ equity	$368,194	$327,225

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Sales	$68,551	$76,420	$169,899	$154,171
Cost of sales	40,648	40,859	94,904	78,065
Gross profit	27,903	35,561	74,995	76,106
Operating expenses:
Selling, general and administrative	6,554	5,899	13,256	11,262
Research and development	5,097	3,768	9,472	7,133
Bad debt expense	296	338	644	607
Total operating expenses	11,947	10,005	23,372	19,002
Income from operations	15,956	25,556	51,623	57,104
Other income (expense):
Interest expense	(103)	(48)	(235)	(130)
Interest income	25	230	56	459
Foreign exchange gains (losses)	101	(714)	80	(668)
Other, net	(12)	—	(38)	(19)
Total other income (expense), net	11	(532)	(137)	(358)
Income before income taxes	15,967	25,024	51,486	56,746
Income tax expense	5,151	8,155	16,494	17,864
Net income	$10,816	$16,869	$34,992	$38,882
Basic earnings per share	$.83	$1.31	$2.68	$3.02
Diluted earnings per share	$.82	$1.30	$2.66	$3.01
Weighted average shares outstanding – Basic	12,950,416	12,882,396	12,948,788	12,854,858
Weighted average shares outstanding – Diluted	13,002,383	12,955,566	13,001,075	12,924,014

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Net income	$10,816	$16,869	$34,992	$38,882
Other comprehensive income (loss):
Change in unrealized gain on available-for-sale securities (net of tax)	—	(11)	—	(17)
Foreign currency translations adjustments	(942)	(147)	(1,039)	156
Other comprehensive income (loss)	(942)	(158)	(1,039)	139
Total comprehensive income	$9,874	$16,711	$33,953	$39,021

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended March 31, 2014	Six Months Ended March 31, 2013
Cash flows from operating activities:
Net income	$34,992	$38,882
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax (benefit) expense	(676)	1,084
Depreciation	8,662	5,857
Amortization	—	80
Accretion of discounts on short-term-investments	—	160
Stock-based compensation	1,935	347
Bad debt expense	644	607
Inventory obsolescence expense (recovery)	1,717	(186)
Gross profit from the sale of used rental equipment	(5,466)	(9,062)
(Gain) loss on disposal of property, plant and equipment	(58)	14
Realized gain on short-term investments	—	(6)
Effects of changes in operating assets and liabilities:
Trade accounts and notes receivable	337	(21,188)
Inventories	(3,987)	(31,428)
Costs and estimated earnings in excess of billings	12,400	(11,309)
Other current assets	306	(4,710)
Prepaid income taxes	(950)	(2,034)
Accounts payable	(2,496)	1,735
Accrued expenses and other	(1,346)	(2,350)
Deferred revenue	5,672	(8,461)
Income taxes payable	4,117	(587)
Net cash provided by (used in) operating activities	55,803	(42,555)
Cash flows from investing activities:
Purchase of property, plant and equipment	(4,379)	(8,244)
Investment in rental equipment	(18,309)	(17,673)
Proceeds from sale of used rental equipment	8,551	17,074
Purchases of short-term investments	—	(1,587)
Proceeds from the sale of short-term investments	—	10,672
Net cash (used in) provided by investing activities	(14,137)	242
Cash flows from financing activities:
Principal payments on debt arrangements	(931)	—
Excess tax benefit from stock-based compensation	661	2,948
Proceeds from exercise of stock options	212	917
Net cash (used in) provided by financing activities	(58)	3,865
Effect of exchange rate changes on cash	6	4
Increase (decrease) in cash and cash equivalents	41,614	(38,444)
Cash and cash equivalents, beginning of period	2,726	50,752
Cash and cash equivalents, end of period	$44,340	$12,308

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet of Geospace Technologies Corporation and its subsidiaries (the “Company”) at September 30, 2013 was derived from the Company’s audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 2014 and the consolidated statements of operations and statements of comprehensive income for the three and six months ended March 31, 2014 and 2013, and the consolidated statements of cash flows for the six months ended March 31, 2014 and 2013 were prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows were made. The results of operations for the three and six months ended March 31, 2014 are not necessarily indicative of the operating results for a full year or of future operations.

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

Short-term Investments

The Company classifies its short-term investments consisting of corporate bonds, government bonds and other such similar investments as available-for-sale securities. Available-for-sale securities are carried at fair market value with net unrealized holding gains and losses reported each period as a component of comprehensive income in stockholders’ equity. At September 30, 2013 and March 31, 2014, the Company did not hold any short-term investments.

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

Cost of sales includes direct contract costs, such as materials and labor, and indirect costs that are attributable to a contract’s production activity. The timing of when the Company invoices its customer is dependent upon the completion of certain production milestones as defined in the contract. Cumulative contract costs and estimated earnings to date in excess of cumulative billings are reported as a current asset on the consolidated balance sheet as “costs and estimated earnings in excess of billings.” Cumulative billings in excess of cumulative costs and estimated earnings are included in accrued and other liabilities on the consolidated balance sheet. Any uncollected billed revenue, including contract retentions, is included in trade accounts receivable, net.

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

Balance at October 1, 2013	$1,952
Accruals for warranties issued during the period	69
Settlements made (in cash or in kind) during the period	(593)
Balance at March 31, 2014	$1,428

2. Derivative Financial Instruments

At March 31, 2014, the Company’s Canadian subsidiary had $40.1 million of Canadian dollar denominated intercompany accounts payable owed to the Company’s U.S. subsidiaries. In order to mitigate its exposure to movements in foreign currency rates between the U.S. dollar and Canadian dollar, the Company routinely enters into foreign currency forward contracts to hedge a portion of its exposure to changes in the value of the Canadian dollar. At March 31, 2014, the Company was a party to a $32.0 million foreign currency forward contract. This contract reduces the impact on cash flows from movements in the Canadian dollar/U.S. dollar currency exchange rate. At March 31, 2014, the Company had accrued unrealized foreign exchange losses of $0.3 million under this contract.

The following table summarizes the gross fair value of all derivative instruments, which are not designated as hedging instruments and their location in the consolidated balance sheets (in thousands):

Derivative Instrument	Location	March 31, 2014	September 30, 2013
Foreign Currency Exchange Contracts	Accrued Expenses	$254	$351

The following table summarizes the impact of the Company’s derivatives on the consolidated statements of operations for the three and six month periods ended March 31, 2014 and 2013 (in thousands):

	Location of (Loss) Gain on Derivative Instrument	Three Months Ended March 31		Six Months Ended March 31
Derivative Instrument		2014	2013	2014	2013
Foreign Currency Exchange Contracts	Other Income (Expense)	$1,255	$ (58)	$ 2,117	$ 155

3. Fair Value of Financial Instruments

At March 31, 2014, the Company’s financial instruments included cash and cash equivalents, trade and other receivables, other current assets, accounts payable, other current liabilities and long-term debt. Due to the short-term maturities of cash and cash equivalents, trade and other receivables, other current assets, accounts payable, other current liabilities and long-term debt, the carrying amounts approximate fair value on the respective balance sheet dates.

The Company measures derivatives at fair value on a recurring basis.

The fair value measurement of the Company’s foreign currency forward contract was determined using the following inputs:

	As of March 31, 2014 (in thousands)
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)
Foreign currency forward contract	$(254)	$—	$(254)	$—
Total	$(254)	$—	$(254)	$—

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	As of September 30, 2013 (in thousands)
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)
Foreign currency forward contract	$(351)	$—	$(351)	$—
Total	$(351)	$—	$(351)	$—

4. Stock-Based Compensation:

On November 21, 2013, the Company issued 184,000 shares of restricted stock under the 1997 Key Employee Stock Option Plan (as amended, the “1997 Plan”). The fair value of the Company’s common stock on the date of grant was $98.68 per share, and the unrecognized compensation cost on the date of grant related to these awards, net of estimated forfeitures, was $17.3 million and will be charged to expense over four years as the restrictions lapse. Under the terms of the 1997 Plan, recipients of restricted stock awards are entitled to vote such shares and are entitled to dividends if paid.

On February 6, 2014, the Company issued 3,000 shares of restricted stock under the 2014 Long Term Incentive Plan (as amended, the “2014 Plan”).  The fair value of the Company’s common stock on the date of grant was $69.96 per share, and the unrecognized compensation cost on the date of grant related to these awards, net of estimated forfeitures, was $0.2 million and will be charged to expense over four years as the restrictions lapse.  Under the terms of the 2014 Plan, recipients of restricted stock awards are entitled to vote such shares and are entitled to dividends if paid.

During the six months ended March 31, 2014, 4,000 shares of restricted stock were forfeited.

Compensation expense for restricted stock awards are determined based on the closing market price of the Company’s stock on the date of grant applied to the total number of shares that are anticipated to fully vest. As of March 31, 2014, we had unrecognized compensation expense of approximately $15.4 million related to restricted stock awards.

5. Accumulated Other Comprehensive Loss:

Accumulated other comprehensive income (loss) consisted of the following (in thousands):

Foreign Currency Translation Adjustments
Balance at September 30, 2013	$(1,064)
Foreign currency translation adjustments during the period	(1,039)
Balance at March 31, 2014	$(2,103)

6. Inventories

Inventories consist of the following (in thousands):

	March 31, 2014	September 30, 2013
Finished goods	$31,740	$44,391
Work-in-process	24,085	25,156
Raw materials	96,363	86,933
Obsolescence reserve	(7,769)	(6,932)
	$144,419	$149,548

During the six months ended March 31, 2014 and 2013 the Company made non-cash transfers of $6.9 million and $4.1 million, respectively, of inventories to its rental equipment fleet.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7. Percentage of Completion

The Company utilizes the POC Method to recognize revenues under a contract with a customer. In the consolidated balance sheets “costs and estimated earnings in excess of billings” are reported as a current asset and “billings in excess of costs and estimated earnings” are included in accrued and other liabilities as follows (in thousands):

	March 31, 2014	September 30, 2013
Contract revenues earned to date	$164,522	$109,565
Less contract billings to date	(164,978)	(97,165)
Billings in excess of costs and estimated earnings	$(456)	$—
Costs and estimated earnings in excess of billings	$—	$12,400

8. Accounts and Notes Receivable

Current trade accounts are reflected in the following table (in thousands):

	March 31, 2014	September 30, 2013
Trade accounts receivable	$51,981	$50,132
Allowance for doubtful accounts	(1,042)	(376)
	$50,939	$49,756

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

Notes receivable are reflected in the following table (in thousands):

	March 31, 2014	September 30, 2013
Notes receivable	$2,808	$5,290
Allowance for doubtful notes	—	—
	2,808	5,290
Less current portion	2,808	5,290
	$—	$—

9. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2014	September 30, 2013
Working capital line of credit	$—	$931
Less current portion	—	—
	$—	$931

On March 2, 2011, the Company entered into a credit agreement with a bank. On September 27, 2013, the Company amended the credit agreement and increased its borrowing availability to $50.0 million (as amended, the “Credit Agreement”). The Company’s borrowings are principally secured by its accounts receivable, inventories and equipment. In addition, certain domestic subsidiaries of the Company have guaranteed the obligations of the Company under the Credit Agreement and such subsidiaries have secured the obligations by the pledge of certain of the assets of such subsidiaries. The Credit Agreement expires on April 27, 2016 and all borrowed funds are due and payable at that time. The Company is required to make quarterly interest payments on borrowed funds. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial ratios, restricts the Company and its subsidiaries’ ability to pay cash dividends and contains other covenants customary in agreements of this type. The interest rate for borrowings under the Credit Agreement is a LIBOR based rate with a margin spread of 250 to 325 basis points depending upon the maintenance of certain ratios. At March 31, 2014, the Company was in compliance with all covenants. At March 31, 2014, there were no borrowings outstanding under the Credit Agreement. At September 30, 2013 and March 31, 2014, there were standby letters of credit outstanding in the amount of $42,000 and zero, respectively. Additional borrowings available under the Credit Agreement at March 31, 2014 were $50.0 million.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10. Earnings Per Common Share

In connection with the issuances of restricted stock during fiscal year 2014, the Company applied the two-class method in calculating per share data for the three and six months ended March 31, 2014. The following table summarizes the calculation of net earnings and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings per share (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Net income	$10,816	$16,869	$34,992	$38,882
Less: Income allocable to unvested restricted stock	(109)	—	(353)	—
Income available to common shareholders	10,707	$16,869	34,639	$38,882
Reallocation of participating earnings	—	—	1	—
Diluted income attributable to common shareholders	$10,707	$16,869	$34,640	$38,882
Weighted average number of common share equivalents:
Common shares used in basic earnings per share	12,950,416	12,882,396	12,948,788	12,854,858
Common share equivalents outstanding related to stock options	51,967	73,170	52,287	69,156
Total weighted average common shares and common share equivalents used in diluted earnings per share	13,002,383	12,955,566	13,001,075	12,924,014
Basic earnings per common share	$.83	$1.31	$2.68	$3.02
Diluted earnings per common share	$.82	$1.30	$2.66	$3.01

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

The following table summarizes the Company’s segment information (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Net sales:
Seismic	$63,703	$69,758	$158,930	$141,842
Non-Seismic	4,795	6,444	10,707	11,911
Corporate	53	218	262	418
Total	$68,551	$76,420	$169,899	$154,171
Income (loss) from operations:
Seismic	$19,473	$27,842	$58,016	$61,803
Non-Seismic	263	892	1,037	1,357
Corporate	(3,780)	(3,178)	(7,430)	(6,056)
Total	$15,956	$25,556	$51,623	$57,104

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

12. Income Taxes

The United States statutory tax rate for the three and six months ended March 31, 2014 and 2013 was 35%. The Company’s effective tax rates for the three months ended March 31, 2014 and 2013 were 32.3% and 32.6%, respectively. The Company’s effective tax rates for the six months ended March 31, 2014 and 2013 were 32.0% and 31.5%, respectively. Compared to the United States statutory rate of 35%, the Company’s lower effective tax rates for each of the periods ended March 31, 2014 and 2013 primarily resulted from a manufacturers’/producers’ deduction available to U.S. manufacturers.

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

Wireless Products

We have developed a land-based wireless (or nodal) seismic data acquisition system called the GSX. Each GSX station operates independently and therefore can be deployed in virtually unlimited channel configurations. Rather than utilizing interconnecting cables as required by most traditional land data acquisition systems, each GSX station operates as an independent data collection system. As a result, our GSX system requires less maintenance, which we believe allows our customers to operate more effectively and efficiently because of its reduced environmental impact, lower weight and ease of operation. Our GSX system is designed into configurations ranging from one to four channels per station. Since its introduction in 2008 and through March 31, 2014, we have sold 316,000 GSX channels and we have 133,000 GSX channels in our rental fleet. If demand for GSX rental channels increases, we are prepared to further increase the size of our GSX rental fleet during the remainder of fiscal year 2014.

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

Our high-definition reservoir characterization products also include the HDSeis™ product line and a suite of borehole and reservoir characterization products and services. Our HDSeis™ system is a high-definition seismic data acquisition system with flexible architecture that allows it to be configured as a borehole seismic system or as a subsurface system for both land and marine reservoir-monitoring projects. The scalable architecture of the HDSeis™ system enables custom designed system configuration for applications ranging from low-channel engineering and environmental-scale surveys requiring a minimum number of recording channels to high-channel surveys required to efficiently conduct permanent reservoir imaging and monitoring. Modular architecture allows virtually unlimited channel expansion. In addition, multi-system synchronization features make the HDSeis™ system well suited for multi-well or multi-site acquisition, simultaneous surface and downhole acquisition and continuous reservoir monitoring projects.

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

In regards to recent customer orders for our permanent reservoir monitoring systems, in February 2012 we received an $18.0 million order from Shell Brasil Petróleo Ltda to instrument a reservoir off the coast of Brazil, and in November 2012 we received order from Statoil for $169.8 million, including amendments, to instrument two reservoirs in the North Sea. During the fiscal year ended September 30, 2013, we recognized revenue of $18.0 million from delivery of the Shell order, and we recognized revenues of $109.6 million from the Statoil order using the percentage of completion revenue recognition method. We recognized $55.0 million of revenues from the Statoil order during the six months ended March 31, 2014, and we expect to recognize the remaining $5.2 million during the remainder of fiscal year 2014. During the six months ended March 31, 2014, we also recognized revenues of $12.4 million from other reservoir product customer orders.

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

Consolidated Results of Operations

We report and evaluate financial information for two segments: Seismic and Non-Seismic. Summary financial data by business segment follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Seismic
Traditional exploration product revenues	$13,060	$13,906	$33,522	$27,910
Wireless exploration product revenues	12,463	15,660	57,971	62,578
Reservoir product revenues	38,180	40,192	67,437	51,354
Total seismic sales	63,703	69,758	158,930	141,842
Operating income	19,473	27,842	58,016	61,803
Non-Seismic
Net sales	4,795	6,444	10,707	11,911
Operating income	263	892	1,037	1,357
Corporate
Net sales	53	218	262	418
Operating loss	(3,780)	(3,178)	(7,430)	(6,056)
Consolidated Totals
Net sales	68,551	76,420	169,899	154,171
Operating income	15,956	25,556	51,623	57,104

Overview

Three and six months ended March 31, 2014 compared to three and six months ended March 31, 2013

Consolidated sales for the three months ended March 31, 2014 decreased by $7.9 million, or 10.3%, from the corresponding period of the prior fiscal year.  The decrease primarily reflects lower product demand in each of our product segments.  Consolidated sales for the six months ended March 31, 2014 increased by $15.7 million, or 10.2%, from the corresponding period of the prior fiscal year.  The increase was primarily attributable to an increase in revenue from the Statoil contract.

Consolidated gross profit for the three months ended March 31, 2014 decreased by $7.7 million, or 21.5%, from the corresponding period of the prior fiscal year.  The decrease in gross profit for the three months ended March 31, 2014 resulted from production cost overruns, manufacturing inefficiencies, unfavorable wireless product mix, increased inventory obsolescence expense and lower product sales.  Consolidated gross profit for the six months ended March 31, 2014 decreased by $1.1 million, or 1.5%, from the corresponding period of the prior fiscal year.  In addition to the matters previously discussed, the decrease in gross profit for the six months ended March 31, 2014 resulted from price discounting of large wireless orders sold in the first quarter.

Consolidated operating expenses for the three months ended March 31, 2014 increased by $1.9 million, or 19.4%, from the corresponding period of the prior fiscal year. Consolidated operating expenses for the six months ended March 31, 2014 increased by $4.4 million, or 23.0%, from the corresponding period of the prior fiscal year.   The increase in operating expenses for the three and six months ended March 31, 2014 reflects higher costs for personnel, legal services, research and development investments, stock based and incentive compensation and other general increases associated with business expansion.

Other income for the three months ended March 31, 2014 increased $0.5 million from the corresponding period of the prior fiscal year.  Other expense for the six months ended March 31, 2014 decreased $0.2 million from the corresponding period of the prior fiscal year.  The improvement in both periods is primarily attributable to foreign exchange gains and was partially offset by lower levels of interest income.

The United States statutory tax rate for the three and six months ended March 31, 2014 and 2013 was 35%.  Our effective tax rates for the three months ended March 31, 2014 and 2013 were 32.3% and 32.6%, respectively.  Our effective tax rates for the six months ended March 31, 2014 and 2013 were 32.0% and 31.5%, respectively.  Compared to the United States statutory rate of 35%, our lower effective tax rates for each of the periods ended March 31, 2014 and 2013 primarily resulted from a manufacturers’/producers’ deduction available to U.S. manufacturers.

Seismic Products

Net Sales

Sales of our seismic products for the three months ended March 31, 2014 decreased by $6.1 million, or 8.7%, from the corresponding period of the prior fiscal year. Sales of our seismic products for the six months ended March 31, 2014 increased by $17.1 million, or 12.0%, from the corresponding period of the prior fiscal year. The components of this increase include the following:

•

Traditional Product Sales and Rentals – For the three months ended March 31, 2014, revenues from our traditional products decreased $0.8 million, or 6.1%, from the corresponding period of the prior fiscal year.  The decrease reflects lower demand for geophone product sales, and was partially offset by increased sales of marine products.  For the six months ended March 31, 2014, revenues from our traditional products increased $5.6 million, or 20.1%, from the corresponding period of the prior fiscal year. The increase reflects higher demand for our geophone products, primarily in connection with the sale of two large GSX wireless systems in our first quarter ended December 31, 2013.  We expect sales of our lower margin traditional products to be flat or to decline in future periods.

•

Wireless Product Sales and Rentals – For the three months ended March 31, 2014, revenues from our GSX and OBX wireless products decreased by $3.2 million, or 20.4%, from the corresponding period of the prior fiscal year.  For the six months ended March 31, 2014, revenues from our GSX and OBX wireless products decreased by $4.6 million, or 7.4%, from the corresponding period of the prior fiscal year. For each of the periods ended March 31, 2014, the decrease in revenues was primarily due to lower demand for our GSX wireless products resulting from continued industry softness and increasing competition for sales of wireless data acquisition systems.  The lower product revenue was partially offset by significantly higher GSX rental revenues from our customers in North America and Europe.  We believe demand for our GSX and OBX systems will continue growing as the industry transitions to wireless systems in lieu of less efficient legacy cable-based land and marine systems, although we expect this order flow to continue to be erratic from quarter to quarter.

•

Reservoir Product Sales, Rentals and Services – For the three months ended March 31, 2014, revenues from our reservoir products decreased $2.0 million, or 5.0%, from the corresponding period of the prior year.  The current quarter includes revenues of (i) $27.0 million recognized from the Statoil order, (ii) $5.0 million of revenues for delivery of a permanent land data acquisition system for use in Saudi Arabia and (iii) $4.4 million for an addition to BP’s permanent reservoir monitoring system for its Valhall field in the North Sea.  For the three months ended March 31, 2013, we recognized revenues of $21.0 million from the Statoil order and revenues of $17.0 million from delivery of a permanent reservoir monitoring system to Shell Brasil Petróleo Ltda.  For the six months ended March 31, 2014, revenues from our reservoir products increased $16.1 million, or 31.3%, from the corresponding period of the prior year.  We recognized revenues of $55.0 million from the Statoil order during the six months ended March 31, 2014 compared to only $29.7 million of Statoil revenues recognized in the corresponding period of the prior year.  Production of the Statoil order began late in the first quarter of the prior fiscal year and, therefore, limited the amount of revenue recognition available in the prior year period.  Partially offsetting the decrease in the prior year Statoil order revenues is the delivery of the $17.0 million system to Shell Brasil Petróleo Ltda. For the remainder of fiscal year 2014, we expect revenues from our reservoir products to decline significantly.

The rate of customer orders for our seismic products, especially large orders for our GSX and OBX wireless systems and subsea permanent reservoir monitoring systems, generally occur irregularly making it difficult for us to predict our sales and production levels each quarter.  Furthermore, product shipping dates are generally determined by our customers and are not at our discretion.  As a result, these factors have caused past sales of our seismic products to be unpredictable, or “lumpy,” and we expect this trend to continue into the future.

Operating Income

Our operating income associated with sales of our seismic products for the three months ended March 31, 2014 decreased by $8.4 million, or 30.1%, from the corresponding period of the prior fiscal year.  Our operating income associated with sales of our seismic products for the six months ended March 31, 2014 decreased by $3.8 million, or 6.1%, from the corresponding period of the prior fiscal year.  For each of the periods ended March 31, 2014, our operating income declined due to lower gross profits and increased operating expenses, the reasons for which are cited above.

Non-Seismic Products

Net Sales

Sales of our non-seismic products for the three months ended March 31, 2014 decreased by $1.6 million, or 25.6%, from the corresponding period of the prior fiscal year.  Sales of our non-seismic products for the six months ended March 31, 2014 decreased by $1.2 million, or 10.1%, from the corresponding period of the prior fiscal year.  For both periods, the decrease is primarily due to lower sales of our offshore cable products due to constrained manufacturing capacity caused by the Statoil order.

Operating Income

Our operating income associated with sales of our non-seismic products for the three months ended March 31, 2014 decreased $0.6 million, or 70.5%, from the corresponding period of the prior fiscal year.  Our operating income associated with sales of our non-seismic products for the six months ended March 31, 2014 decreased $0.3 million, or 23.6%, from the corresponding period of the prior fiscal year.  For both periods, the decrease in operating income resulted from lower sales and cost overruns for our offshore cable products.

Liquidity and Capital Resources

At March 31, 2014, we had approximately $44.3 million in cash and cash equivalents. For the six months ended March 31, 2014, we generated approximately $55.8 million of cash from operating activities. The primary source of cash generated from our operating activities resulted from our net income of $35.0 million. Additional sources of cash included net non-cash charges of $12.3 million from deferred income taxes, depreciation, amortization, stock-based compensation, inventory obsolescence and bad debts. Other sources of cash and changes in working capital included (i) a $12.4 million decrease in costs and estimated earnings in excess of billings as billings to Statoil are now in excess of costs and estimated earnings under the contract, (ii) a $4.1 million increase in income tax payable resulting from the timing of our tax payments, (iii) a $5.7 million increase in deferred revenue primarily due to the collection of advance payments from customers, (iv) a $0.3 million decrease in prepaid expenses and other current assets, and (v) a $0.3 million decrease in trade accounts and notes receivable primarily due to the timing of cash collections. These sources of cash were offset by (i) a $4.0 million increase in inventories (net of non-cash transfers to the rental equipment fleet) due to production of marine and land wireless products in anticipation of future orders, (ii) a $5.5 million adjustment to transfer gross profits from rental equipment sales to investing activities since such transactions involve the sale of long-lived assets, (iii) a $2.5 million decrease in accounts payable due to the timing of payments to our vendors, (iv) a $1.0 million increase in prepaid income taxes related to intercompany shipments of inventory, and (v) a $1.3 million decrease in accrued expenses and other primarily from the payment of fiscal year 2013 bonuses.

For the six months ended March 31, 2014, we used approximately $14.1 million of cash in investing activities. The primary use of cash was for capital expenditures of $22.7 million, including $18.3 million to expand our rental equipment fleet and $4.4 million for property and equipment. These uses of cash were partially offset by $8.6 million of proceeds from the sale of used rental equipment. If customer demand exists, we estimate that our capital expenditures for rental equipment in fiscal year 2014 could be approximately $30 million or more, excluding non-cash transfers from our inventory account. In addition, we estimate that other capital expenditures for property and equipment could be approximately $30 million, including approximately $13 million for the in-process construction expenditures relating to the expansion of our Houston manufacturing and engineering facilities. We expect these capital expenditures will be financed from our cash on hand, internal cash flow, rental equipment sales proceeds and/or from borrowings under our Credit Agreement.

For the six months ended March 31, 2014, we used approximately $0.1 million of cash in financing activities resulting primarily from the payment of $0.9 million outstanding under the credit agreement. This payment was partially offset by cash proceeds of $0.8 million received from the exercise of stock options and the associated tax benefit related to such exercised stock options.

On March 2, 2011, we entered into a credit agreement with a bank. On September 27, 2013, we amended the credit agreement and increased the borrowing availability to $50.0 million (as amended, the “Credit Agreement”). Our borrowings are principally secured by our accounts receivable, inventories and equipment. In addition, certain of our domestic subsidiaries have guaranteed our obligations under the Credit Agreement and such subsidiaries have secured the obligations by the pledge of certain of the assets of such subsidiaries. The Credit Agreement expires on April 27, 2016 and all borrowed funds are due and payable at that time. We are required to make quarterly interest payments on borrowed funds. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial ratios, restricts us and our subsidiaries’ ability to pay cash dividends and contains other covenants customary in agreements of this type. The interest rate for borrowings under the Credit Agreement is a LIBOR based rate with a margin spread of 250 to 325 basis points depending upon the maintenance of certain ratios. At March 31, 2014, we were in compliance with all covenants. At March 31, 2014, there were no borrowings outstanding under the Credit Agreement. There were standby letters of credit outstanding in the amount of $42,000 and additional borrowings available were $50.0 million. Please see “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 for more information about the restrictive covenants imposed on us by the Credit Agreement.

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

Foreign Currency and Operations Risk

One of our wholly-owned subsidiaries, Geospace Technologies Eurasia, is located in the Russian Federation. In addition, another of our wholly-owned subsidiaries, Geospace Technologies Sucursal Sudamericana, is located in Colombia. Our financial results for these entities may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions, or changes in the political climate. Our consolidated balance sheet at March 31, 2014 reflected approximately $11.2 million and $1.1 million of net working capital related to our Russian and Colombian operations, respectively. Both of these entities receive a portion of their revenues and pay a majority of their expenses primarily in their local currency. To the extent that transactions of these entities are settled in their local currency, a devaluation of these currencies versus the U.S. dollar could reduce any contribution from these entities to our consolidated results of operations and total comprehensive income as reported in U.S. dollars. We do not hedge the market risk with respect to our operations in these countries; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of such currencies versus U.S. dollars to the extent such disruptions result in any reduced valuation of these foreign entities’ net working capital or future contributions to our consolidated results of operations. At March 31, 2014, the foreign exchange rate for $1.00 (one U.S. dollar) was equal to 36.0 Russian Rubles and 1,967 Colombian Pesos, respectively. If the value of the U.S. dollar were to decline by ten percent against these foreign currencies, our working capital in the Russian Federation and Colombia could decline by $1.1 million and $0.1 million, respectively.

Foreign Currency Intercompany Accounts

From time to time, we provide access to capital to our foreign subsidiaries through U.S. dollar denominated interest bearing promissory notes. Such funds are generally used by our foreign subsidiaries to purchase capital assets and for general working capital needs. In addition, we sell products to our foreign subsidiaries on trade credit terms in both U.S. dollars and in the subsidiary’s local currency. Because we have intercompany debts denominated in foreign currencies, any appreciation or devaluation of such foreign currencies against the U.S. dollar will result in a gain or loss, respectively, to our consolidated statement of operations. At March 31, 2014, we had outstanding intercompany accounts receivable of $40.1 million from our Canadian subsidiary which are denominated in Canadian dollars. We entered into an agreement with a United States bank to hedge $32.0 million of this foreign exchange exposure, resulting in a net Canadian dollar denominated intercompany accounts receivable exposure to the U.S. dollar of $8.1 million at March 31, 2014. At March 31, 2014, the foreign exchange rate for $1.00 (one U.S. dollar) was equal to 0.90 Canadian dollars. If the U.S. dollar exchange rate were to strengthen by ten percent against the Canadian dollar, we would recognize a foreign exchange loss of $0.8 million in our consolidated financial statements.

Floating Interest Rate Risk

The Credit Agreement contains a floating interest rate, which subjects us to the risk of increased interest costs associated with any upward movements in bank market interest rates. Under the Credit Agreement our borrowing interest rate is a LIBOR based rate plus 250-325 basis points. The interest rate applicable to the Credit Agreement at March 31, 2014 was 2.7%. As of March 31, 2014, we had no funds borrowed under the Credit Agreement.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of March 31, 2014 of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2014.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

Our foreign subsidiaries and foreign marketing efforts face additional risks and difficulties.

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

A portion of our manufacturing is conducted through our subsidiary Geospace Technologies Eurasia, which is based in the Russian Federation. Our business could be directly affected by political and economic conditions in the Russian Federation, including the current political instability involving the Russian Federation and Ukraine.  We import a sizeable portion of our products from Geospace Technologies Eurasia for resale elsewhere in the world.  For the six months ended March 31, 2014, such imports from our Russian subsidiary total $7.3 million.  If imports of these products from the Russian Federation are restricted by government regulation, we may be forced to find other sources for these products at additional cost.  Boycotts, protests, unfavorable regulations, governmental sanctions and other actions in the region could also adversely affect our ability to operate profitably.  Delays in obtaining governmental approvals can affect our ability to timely deliver our products pursuant to contractual obligations, which could result in us being liable to our customers for damages.  The risk of doing business in the Russian Federation and other economically or politically volatile areas could adversely affect our operations and earnings.

Foreign sales are also generally subject to the risk of compliance with additional laws, including tariff regulations and import and export restrictions.  International sales of our products containing hydrophones require prior U.S. government approval in the form of an export license, which may be withheld by the U.S. government based upon factors which we cannot predict.  The U.S. government is currently delaying the issuance of an export license on a $1.1 million order to a Russian customer.  Further delays may result in the loss of such order.

We cannot assure you that we will not experience difficulties in connection with future foreign sales. Also due to foreign laws and restrictions, should we experience substantial growth in certain foreign markets, for example in the Russian Federation, we may not be able to transfer cash balances to the United States to assist with debt servicing or other obligations.

Our global operations expose us to risks associated with conducting business internationally, including failure to comply with U.S. laws which apply to international operations, such as the Foreign Corrupt Practices Act and US export control laws, as well as the laws of other countries.

We have offices in Colombia, Canada, China, the Russian Federation and the United Kingdom, in addition to our offices in the Unites States.  We face several risks inherent in conducting business internationally, including compliance with international and U.S. laws and regulations that apply to our international operations. These laws and regulations include data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export control laws, U.S. laws such as export control laws and the Foreign Corrupt Practices Act, and similar laws in other countries which also prohibit corrupt payments to governmental officials or certain payments or remunerations to customers. Many of our products are subject to U.S. export law restrictions that limit the destinations and types of customers to which our products may be sold, or require an export license in connection with sales outside the United States. Given the high level of complexity of these laws, there is a risk that some provisions may be inadvertently or intentionally breached, for example through fraudulent or negligent behavior of individual employees, our failure to comply with certain formal documentation requirements or otherwise. Also, we may be held liable for actions taken by our local dealers and partners. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results.

Our strategy of leasing seismic products exposes us to additional risks relating to equipment recovery, lease renewals, technological obsolescence and impairment of assets.

Our rental fleet of seismic equipment represents a significant portion of our assets and accounts for a growing portion of our revenue.  Equipment leased by our customers is frequently located in foreign countries where retrieval of the equipment after the termination of the lease is difficult or impossible if the customer does not return the equipment.  The costs associated with retrieving this equipment or the loss of equipment that is not retrieved could be significant and could adversely affect our operations and earnings.

The advancement of seismic technology having a significant competitive advantage over the equipment in our rental fleet could have an adverse effect on our ability to profitably lease and/or sell this equipment. Significant improvements in technology may also require us to recognize an asset impairment charge to our rental fleet investment and to invest significant sums to upgrade or replace our rental fleet with newer equipment demanded by our customers.  In addition, rental contracts may not be renewed for equipment in our rental fleet, whether or not is has become obsolete.

Our equipment leasing business has high fixed costs, which primarily consist of depreciation expenses associated with our rental fleet. In periods of declining rental revenues, these fixed costs do not decline as rapidly as our revenues may. As a result, any significant decline in rental revenues caused by reduced demand could adversely affect our results of operations.

These factors could have a material adverse effect on our results of operations and earnings.

Cybersecurity breaches and other disruptions of our information technology network and systems could adversely affect our business.

We rely on information technology networks and systems, some of which are owned and operated by third parties, to process, transmit and store electronic information. In particular, we depend on our information technology infrastructure for a variety of functions, including worldwide financial reporting, inventory management, procurement, invoicing and email communications. Any of these systems may be susceptible to outages due to fire, floods, power loss, telecommunications failures, terrorist attacks and similar events. Despite the implementation of network security measures, our systems and those of third parties on which we rely may also be vulnerable to computer viruses, break-ins, malware and similar disruptions. Malware, if surreptitiously installed on our systems and not timely detected and removed, could collect and disclose sensitive information relating to our customers, employees or others, exposing us to legal liability and causing us to suffer reputational damage.  It could also lead to disruptions in critical systems or the corruption or destruction of critical data.  If we or our vendors are unable to prevent such outages and breaches, these events could damage our reputation and lead to financial losses from remedial actions, loss of business or potential liability.

Because we have no plans to pay any dividends for the foreseeable future, investors must look solely to stock appreciation for a return on their investment in us.

We have not paid cash dividends on our common stock since our incorporation and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any future earnings to support our operations and growth. Any payment of cash dividends in the future will be dependent on the amount of funds legally available, our financial condition, capital requirements and other factors that our Board of Directors may deem relevant. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

We may experience fluctuations in quarterly results of operations, including fluctuations from delayed or cancelled orders.

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

Additionally, customers can delay or even cancel orders before delivery.  For larger orders, we attempt in many cases to negotiate for a non-refundable deposit depending on the size of the order and our relationship with the customer.  However, such deposits may not fully compensate us for our inventory investment and forgone profits if the order is ultimately cancelled.

These periodic fluctuations in our operating results and the impact of any order delays/cancellations could adversely affect our stock price.

Item 6. Exhibits

The following exhibits are filed with this Report on Form 10-Q.

10.1   Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 12, 2014).

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

GEOSPACE TECHNOLOGIES CORPORATION

Date: May 8, 2014	By:	/s/ Walter R. Wheeler
Walter R. Wheeler, President
and Chief Executive Officer
(duly authorized officer)

Date: May 8, 2014	By:	/s/ Thomas T. McEntire
Thomas T. McEntire, Vice President,
Chief Financial Officer and Secretary
(principal financial officer)