Form 10-Q
period 2014-06-30
GEOSPACE TECHNOLOGIES CORP
filed 2014-08-07
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2014

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 001-13601

GEOSPACE TECHNOLOGIES CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	76-0447780
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

There were 13,131,416 shares of the Registrant’s Common Stock outstanding as of the close of business on July 31, 2014.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2014	September 30, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$52,608	$2,726
Short-term investments	5,949	—
Trade accounts receivable, net	25,345	49,756
Notes receivable, net	3,846	5,290
Inventories, net	146,847	149,548
Costs and estimated earnings in excess of billings	—	12,400
Deferred income tax assets	7,266	7,056
Prepaid expenses and other current assets	6,409	6,327
Total current assets	248,270	233,103
Rental equipment, net	55,183	36,908
Property, plant and equipment, net	49,587	48,480
Goodwill	1,843	1,843
Non-current deferred income tax assets	351	594
Prepaid income taxes	6,310	6,201
Other assets	111	96
Total assets	$361,655	$327,225
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable trade	$4,697	$16,737
Accrued expenses and other current liabilities	16,315	16,638
Deferred revenue	4,066	1,093
Deferred income tax liabilities	22	12
Income taxes payable	3,192	159
Total current liabilities	28,292	34,639
Long-term debt	—	931
Non-current deferred income tax liabilities	2,088	2,597
Total liabilities	30,380	38,167
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	131	129
Additional paid-in capital	69,948	65,985
Retained earnings	262,752	224,008
Accumulated other comprehensive loss	(1,556)	(1,064)
Total stockholders’ equity	331,275	289,058
Total liabilities and stockholders’ equity	$361,655	$327,225

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenues:
Products	$33,437	$76,749	$190,167	$221,519
Rental equipment	7,291	1,399	20,460	10,800
Total revenues	40,728	78,148	210,627	232,319
Cost of revenues:
Products	21,902	41,988	110,540	116,141
Rental equipment	3,450	2,285	9,716	6,197
Total cost of revenues	25,352	44,273	120,256	122,338
Gross profit	15,376	33,875	90,371	109,981
Operating expenses:
Selling, general and administrative	6,237	5,610	19,493	16,872
Research and development	3,667	3,327	13,139	10,460
Bad debt expense (recovery)	14	(53)	658	554
Total operating expenses	9,918	8,884	33,290	27,886
Income from operations	5,458	24,991	57,081	82,095
Other income (expense):
Interest expense	(143)	(62)	(378)	(192)
Interest income	12	236	68	695
Foreign exchange gains (losses)	52	(235)	132	(903)
Other, net	(50)	11	(88)	(8)
Total other income (expense), net	(129)	(50)	(266)	(408)
Income before income taxes	5,329	24,941	56,815	81,687
Income tax expense	1,577	7,950	18,071	25,814
Net income	$3,752	$16,991	$38,744	$55,873
Basic earnings per share	$0.29	$1.32	$2.96	$4.34
Diluted earnings per share	$0.29	$1.31	$2.95	$4.32
Weighted average shares outstanding – Basic	12,951,845	12,911,316	12,949,807	12,873,677
Weighted average shares outstanding – Diluted	12,999,807	12,982,322	13,000,103	12,943,105

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net income	$3,752	$16,991	$38,744	$55,873
Other comprehensive income (loss):
Change in unrealized losses on available-for-sale securities (net of tax)	(3)	(13)	(3)	(30)
Foreign currency translations adjustments	550	(676)	(489)	(520)
Other comprehensive income (loss)	547	(689)	(492)	(550)
Total comprehensive income	$4,299	$16,302	$38,252	$55,323

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended	Nine Months Ended
	June 30, 2014	June 30, 2013
Cash flows from operating activities:
Net income	$38,744	$55,873
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax benefit	(730)	(83)
Depreciation and amortization	13,125	9,390
Accretion of discounts on short-term-investments	3	162
Stock-based compensation	3,026	434
Bad debt expense	658	554
Inventory obsolescence expense (recovery)	2,176	(77)
Gross profit from the sale of used rental equipment	(10,309)	(12,180)
(Gain) loss on disposal of property, plant and equipment	(60)	14
Realized gain on short-term investments	—	(19)
Effects of changes in operating assets and liabilities:
Trade accounts and notes receivable	25,081	(19,389)
Inventories	(6,738)	(58,404)
Costs and estimated earnings in excess of billings	12,400	(28,387)
Other current assets	78	2,004
Prepaid income taxes	(109)	(1,216)
Accounts payable	(12,036)	3,384
Accrued expenses and other	(255)	3,270
Deferred revenue	2,987	(7,914)
Income taxes payable	3,033	1,182
Net cash provided by (used in) operating activities	71,074	(51,402)
Cash flows from investing activities:
Purchase of property, plant and equipment	(5,650)	(17,034)
Investment in rental equipment	(25,726)	(19,579)
Proceeds from sale of used rental equipment	16,019	23,798
Proceeds from sale of property, plant and equipment	27	—
Purchases of short-term investments	(5,867)	(1,587)
Proceeds from the sale of short-term investments	—	21,139
Net cash provided by (used in) investing activities	(21,197)	6,737
Cash flows from financing activities:
Principal payments on debt arrangements	(931)	—
Excess tax benefit from stock-based compensation	674	2,948
Proceeds from exercise of stock options	265	917
Net cash provided by financing activities	8	3,865
Effect of exchange rate changes on cash	(3)	5
Increase (decrease) in cash and cash equivalents	49,882	(40,795)
Cash and cash equivalents, beginning of period	2,726	50,752
Cash and cash equivalents, end of period	$52,608	$9,957

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.    Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet of Geospace Technologies Corporation and its subsidiaries (the “Company”) at September 30, 2013 was derived from the Company’s audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 2014 and the consolidated statements of operations and statements of comprehensive income for the three and nine months ended June 30, 2014 and 2013, and the consolidated statements of cash flows for the nine months ended June 30, 2014 and 2013 were prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows were made. The results of operations for the three and nine months ended June 30, 2014 are not necessarily indicative of the operating results for a full year or of future operations.

Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America were omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended September 30, 2013.

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

Short-term Investments

The Company classifies its short-term investments consisting of corporate bonds, government bonds and other such similar investments as available-for-sale securities. Available-for-sale securities are carried at fair market value with net unrealized holding gains and losses reported each period as a component of comprehensive income in stockholders’ equity. See note 2 for additional information.

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

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Revenue Recognition – Products and Services

The Company primarily derives revenue from the sale of its manufactured products, including revenues derived from the sale of its manufactured rental equipment. In addition, the Company generates revenue from the short-term rental under operating leases of its manufactured products. Except for revenues recognized using the percentage-of-completion method discussed below, the Company recognizes revenue from product sales, including the sale of used rental equipment, when (i) title passes to the customer, (ii) the customer assumes the risks and rewards of ownership, (iii) the product sales price has been determined, (iv) collectability of the sales price is reasonably assured, and (v) product delivery occurs as directed by the customer. Except for certain of the Company’s reservoir characterization products, the Company’s products are generally sold without any customer acceptance provisions and the Company’s standard terms of sale do not allow customers to return products for credit. The Company recognizes rental revenues as earned over the rental period. Rentals of the Company’s equipment generally range from daily rentals to rental periods of up to six months or longer. Revenues from engineering services are recognized as services are rendered over the duration of a project, or as billed on a per hour basis. Field service revenues are recognized when services are rendered and are generally priced on a per day rate.

Revenue Recognition – Percentage of Completion

The Company utilizes the percentage-of-completion method (the “POC Method”) to recognize revenues and costs on contracts having the following characteristics:

—	the order/contract requires significant custom designs for customer specific applications;
—	the product design requires significant engineering efforts;
—	the order/contract requires the customer to make progress payments during the contract term; and
—	the order/contract requires at least 90 days of engineering and manufacturing effort.

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

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

for future warranty costs based on historical experience or, in the absence of historical product experience, management’s estimates. Reserves for future warranty costs are included within accrued expenses and other current liabilities on the consolidated balance sheets. Changes in the warranty reserve are reflected in the following table (in thousands):

Balance at October 1, 2013	$1,952
Accruals for warranties issued during the period	236
Settlements made (in cash or in kind) during the period	(925)
Balance at June 30, 2014	$1,263

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customer (Topic 606).” The amendment applies a new five-step revenue recognition model to be used in recognizing revenues associated with customer contracts. The amendment requires disclosure sufficient to enable readers of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill the contract. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the new guidance to determine the impact on its consolidated financial statements

2.    Short-term Investments

	As of June 30, 2014 (in thousands)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Short-term investments:
Corporate	$3,436	$—	$(3)	$3,433
Government	2,518	—	(2)	2,516
Total	$5,954	$—	$(5)	$5,949

Accumulated other comprehensive loss on the consolidated balance sheet at June 30, 2014 included unrealized losses (net of tax) of $3,000. The Company had no short-term investments outstanding at September 30, 2013.

3.    Derivative Financial Instruments

At June 30, 2014, the Company’s Canadian subsidiary had $34.8 million of Canadian dollar denominated intercompany accounts payable owed to the Company’s U.S. subsidiaries. In order to mitigate its exposure to movements in foreign currency rates between the U.S. dollar and Canadian dollar, the Company routinely enters into foreign currency forward contracts to hedge a portion of its exposure to changes in the value of the Canadian dollar. At June 30, 2014, the Company was a party to a $30.0 million foreign currency forward contract. This contract reduces the impact on cash flows from movements in the Canadian dollar/U.S. dollar currency exchange rate. At June 30, 2014, the Company had accrued unrealized foreign exchange losses of $0.5 million under this contract.

The following table summarizes the gross fair value of all derivative instruments, which are not designated as hedging instruments and their location in the consolidated balance sheets (in thousands):

Derivative Instrument	Location	June 30, 2014	September 30, 2013
Foreign Currency Exchange Contracts	Accrued Expenses	$491	$351

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table summarizes the impact of the Company’s derivatives on the consolidated statements of operations for the three and nine month periods ended June 30, 2014 and 2013 (in thousands):

Derivative Instrument	Location of (Loss) Gain on Derivative Instrument	Three Months Ended June 30		Nine Months Ended June 30
		2014	2013	2014	2013
Foreign Currency Exchange Contracts	Other Income (Expense)	$(1,003)	$657	$1,114	$812

Amounts in the above table include realized and unrealized derivative gains and losses.

4.    Fair Value of Financial Instruments

At June 30, 2014, the Company’s financial instruments included cash and cash equivalents, short-term investments, foreign currency forward contract, trade and notes receivables, other current assets, accounts payable and other current liabilities. Due to the short-term maturities of cash and cash equivalents, trade and other receivables, other current assets, accounts payable and other current liabilities, the carrying amounts approximate fair value on the respective balance sheet dates.

The Company measures its short-term investments and derivative instruments at fair value on a recurring basis. The fair value measurement of the Company’s short-term investments and derivative instruments was determined using the following inputs:

	As of June 30, 2014 (in thousands)
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)
Short-term investments:
Corporate bonds	$3,433	$3,433	$—	$—
Government bonds	2,516	2,516	—	—
Foreign currency forward contract	(491)	—	(491)	—
Total	$5,458	$5,949	$(491)	$—

	As of September 30, 2013 (in thousands)
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)
Foreign currency forward contract	$(351)	$—	$(351)	$—
Total	$(351)	$—	$(351)	$—

5.    Accounts and Notes Receivable

Current trade accounts are reflected in the following table (in thousands):

	June 30, 2014	September 30, 2013
Trade accounts receivable	$26,402	$50,132
Allowance for doubtful accounts	(1,057)	(376)
	$25,345	$49,756

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

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Notes receivable, net are reflected in the following table (in thousands):

	June 30, 2014	September 30, 2013
Notes receivable	$3,846	$5,290
Allowance for doubtful notes	—	—
	3,846	5,290

6.    Inventories

Inventories consist of the following (in thousands):

	June 30, 2014	September 30, 2013
Finished goods	$40,413	$44,391
Work-in-process	29,006	25,156
Raw materials	85,847	86,933
Obsolescence reserve	(8,419)	(6,932)
	$146,847	$149,548

During the nine months ended June 30, 2014 and 2013 the Company made non-cash inventory transfers of $7.0 million and $4.7 million, respectively, to its rental equipment fleet.

7.    Percentage of Completion

The Company utilizes the POC Method to recognize revenues under a contract with a customer. In the consolidated balance sheets “costs and estimated earnings in excess of billings” are reported as a current asset and “billings in excess of costs and estimated earnings” are included in accrued and other liabilities as follows (in thousands):

	June 30, 2014	September 30, 2013
Cumulative contract revenues earned to date	$171,238	$109,565
Less contract billings to date	(171,238)	(97,165)
Costs and estimated earnings in excess of billings	$—	$12,400

As of June 30, 2014, the Company had no contracts with characteristics that require utilization the POC Method.

8.    Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2014	September 30, 2013
Working capital line of credit	$—	$931
Less current portion	—	—
	$—	$931

On March 2, 2011, the Company entered into a credit agreement with a bank. On September 27, 2013, the Company amended the credit agreement and increased its borrowing availability to $50.0 million (as amended, the “Credit Agreement”). The Company’s borrowings are principally secured by its accounts receivable, inventories and equipment. In addition, certain domestic subsidiaries of the Company have guaranteed the obligations of the Company under the Credit Agreement and such subsidiaries have secured the obligations by the pledge of certain of the assets of such subsidiaries. The Credit Agreement expires on April 27, 2016 and all borrowed funds are due and payable at that time. The Company is required to make quarterly interest payments on borrowed funds. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial ratios, restricts the Company and its subsidiaries’ ability to pay cash dividends and contains other covenants customary in agreements of this type. The interest rate for borrowings under the Credit Agreement is a LIBOR based rate with a margin spread of 250 to 325 basis points

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

depending upon the maintenance of certain ratios. At June 30, 2014, the Company was in compliance with all covenants. At September 30, 2013 and June 30, 2014, the Company had standby letters of credit outstanding in the amount of $42,000 and $51,000, respectively. Additional borrowings available under the Credit Agreement at June 30, 2014 were $49.9 million.

9.    Accumulated Other Comprehensive Loss:

Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	Unrealized Losses on Available-for- Sale Securities	Foreign Currency Translation Adjustments	Total
Balance at September 30, 2013	$—	$(1,064)	$(1,064)
Change in unrealized losses on available-for-sale Securities (net of tax)	(3)	—	(3)
Foreign currency translation adjustments	—	(489)	(489)
Balance at June 30, 2014	$(3)	$(1,553)	$(1,556)

10.   Stock-Based Compensation:

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

During the nine months ended June 30, 2014, 8,000 shares of restricted stock were forfeited.

Compensation expense for restricted stock awards is determined based on the closing market price of the Company’s stock on the date of grant applied to the total number of shares that are anticipated to fully vest. As of June 30, 2014, we had unrecognized compensation expense of approximately $14.0 million related to restricted stock awards.

11.   Earnings Per Common Share

In connection with the issuances of restricted stock during fiscal year 2014, the Company applied the two-class method in calculating per share data for the three and nine months ended June 30, 2014. The following table summarizes the calculation of net earnings and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings per share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net income	$3,752	$16,991	$38,744	$55,873
Less: Income allocable to unvested restricted stock	(43)	—	(439)	—
Income available to common shareholders	3,709	$16,991	38,305	$55,873
Reallocation of participating earnings	—	—	1	—
Diluted income attributable to common shareholders	$3,709	$16,991	$38,306	$55,873
Weighted average number of common share equivalents:
Common shares used in basic earnings per share	12,951,845	12,911,316	12,949,807	12,873,677
Common share equivalents outstanding related to stock options	47,962	71,006	50,296	69,428
Total weighted average common shares and common share equivalents used in diluted earnings per share	12,999,807	12,982,322	13,000,103	12,943,105
Basic earnings per common share	$0.29	$1.32	$2.96	$4.34
Diluted earnings per common share	$0.29	$1.31	$2.95	$4.32

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

There were no stock options excluded from the computation of weighted average shares outstanding due to anti-dilution.

12.   Segment Information

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

The following table summarizes the Company’s segment information (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenues:
Seismic	$35,377	$71,261	$194,307	$213,103
Non-Seismic	5,209	6,683	15,916	18,594
Corporate	142	204	404	622
Total	$40,728	$78,148	$210,627	$232,319

Income (loss) from operations:
Seismic	$8,149	$26,932	$66,165	$88,735
Non-Seismic	777	972	1,814	2,329
Corporate	(3,468)	(2,913)	(10,898)	(8,969)
Total	$5,458	$24,991	$57,081	$82,095

13.   Income Taxes

The United States statutory tax rate for the three and nine months ended June 30, 2014 and 2013 was 35%. The Company’s effective tax rates for the three months ended June 30, 2014 and 2013 were 29.7% and 31.9%, respectively. The Company’s effective tax rates for the nine months ended June 30, 2014 and 2013 were 31.8% and 31.6%, respectively. Compared to the United States statutory rate of 35%, the Company’s lower effective tax rates for each of the periods ended June 30, 2014 and 2013 primarily resulted from a manufacturers’/producers’ deduction available to U.S. manufacturers.

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

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein, if any, contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “intend”, “expect”, “plan”, “budget”, “forecast”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue”, “evaluating” or similar words. Statements that contain these words should be read carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other forward-looking information. Examples of forward-looking statements include, among others, statements that we make regarding our expected operating results, the adoption and sale of our products in various geographic regions, anticipated levels of capital expenditures and the sources of funding therefore, and our strategy for growth, product development, market position, financial results and reserves. These forward-looking statements reflect our best judgment about future events and trends based on the information currently available to us. However, there will likely be events in the future that we are not able to predict or control. The factors listed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, as well as other cautionary language in such Annual Report and this Quarterly Report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this Quarterly Report on Form 10-Q could have a material adverse effect on our business, results of operations and financial position, and actual events and results of operations may vary materially from our current expectations. We assume no obligation to revise or update any forward-looking statement, whether written or oral, that we may make from time to time, whether as a result of new information, future developments or otherwise.

Business Overview

Geospace Technologies Corporation is a Delaware corporation incorporated on September 27, 1994. Unless otherwise specified, the discussion in this Quarterly Report on Form 10-Q refers to Geospace Technologies Corporation and its subsidiaries. We design and manufacture instruments and equipment used in the acquisition and processing of seismic data as well as in the characterization and monitoring of producing oil and gas reservoirs. Demand for our products has been, and will likely continue to be, vulnerable to downturns in the economy and the oil and gas industry in general. For more information, please refer to the risks discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 and this Quarterly Report.

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

Wireless Products

We have developed a land-based wireless (or nodal) seismic data acquisition system called the GSX. Each GSX station operates independently and therefore can be deployed in virtually unlimited channel configurations. Rather than utilizing interconnecting cables as required by most traditional land data acquisition systems, each GSX station operates as an independent data collection system. As a result, our GSX system requires less maintenance, which we believe allows our customers to operate more effectively and efficiently because of its reduced environmental impact, lower weight and ease of operation. Our GSX system is designed into configurations ranging from one to four channels per station. Since its introduction in 2008 and through June 30, 2014, we have sold 323,000 GSX channels and we have 126,000 GSX channels in our rental fleet. If demand for GSX rental channels increases, we are prepared to further increase the size of our GSX rental fleet during the remainder of fiscal year 2014.

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

In regards to recent customer orders for our permanent reservoir monitoring systems, in February 2012 we received an $18.0 million order from Shell Brasil Petróleo Ltda (“the Shell Order”) to instrument a reservoir off the coast of Brazil, and in November 2012 we received an order from Statoil (“the Statoil Order”) for $171.2 million, including amendments, to instrument two reservoirs in the North Sea. During the fiscal year ended September 30, 2013, we recognized revenue of $18.0 million from delivery of the Shell order, and we recognized revenues of $109.6 million from the Statoil order using the percentage of completion revenue recognition method. We recognized the remaining $61.7 million from the Statoil order during the nine months ended June 30, 2014. During the nine months ended June 30, 2014, we also recognized revenues of $19.0 million from other reservoir product customer orders.

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

Consolidated Results of Operations

We report and evaluate financial information for two segments: Seismic and Non-Seismic. Summary financial data by business segment follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Seismic
Traditional exploration product revenues	$9,928	$10,818	$43,272	$38,727
Wireless exploration product revenues	12,184	15,967	70,333	78,545
Reservoir product revenues	13,265	44,476	80,702	95,831

Total seismic revenues	35,377	71,261	194,307	213,103
Operating income	8,149	26,932	66,165	88,735

Non-Seismic
Revenues	5,209	6,683	15,916	18,594
Operating income	777	972	1,814	2,329

Corporate
Revenues	142	204	404	622
Operating loss	(3,468)	(2,913)	(10,898)	(8,969)

Consolidated Totals
Revenues	40,728	78,148	210,627	232,319
Operating income	5,458	24,991	57,081	82,095

Overview

Three and nine months ended June 30, 2014 compared to three and nine months ended June 30, 2013

Consolidated revenues for the three months ended June 30, 2014 decreased by $37.4 million, or 47.9%, from the corresponding period of the prior fiscal year. Consolidated revenues for the nine months ended June 30, 2014 decreased $21.7 million, or 9.3%, from the corresponding period of the prior fiscal year. The decrease in both periods was attributable to lower product demand in each of our product segments, and primarily due to lower seismic reservoir product revenue attributable to the recent completion of the product and engineering portions of the Statoil contract in April 2014.

Consolidated gross profit for the three months ended June 30, 2014 decreased $18.5 million, or 54.6%, from the corresponding period of the prior fiscal year. Consolidated gross profit for the nine months ended June 30, 2014 decreased $19.6 million, or 17.8%, from the corresponding period of the prior fiscal year. The decrease in gross profit in both periods was due to the lower revenues in each of our product segments, and primarily attributable to the recent completion of the product and engineering portions of the Statoil contract in April 2014.

Consolidated operating expenses for the three months ended June 30, 2014 increased $1.0 million, or 11.6%, from the corresponding period of the prior fiscal year. The increase was primarily attributable to higher stock-based compensation expenses attributable to our issuance of restricted stock awards to our key employees in our first quarter. Consolidated operating expenses for the nine months ended June 30, 2014 increased by $5.4 million, or 19.4%, from the corresponding period of the prior fiscal year. The increase primarily reflects higher stock-based compensation and incentive compensation expenses, and higher costs resulting from increased staffing of our administrative and research and development departments.

Other expense for the three months ended June 30, 2014 increased $0.1 million from the corresponding period of the prior fiscal year. The increase in other expense was primarily attributable to higher interest expense due to increased currency hedging activities and lower levels of interest income due to declining notes receivable balances. The impact of these items was partially offset by foreign exchange gains. Other expense for the nine months ended June 30, 2014 decreased $0.1 million from the corresponding period of the prior fiscal year. The decrease in other expense was attributable to foreign exchange gains and was partially offset by higher interest expense due to increased currency hedging activities and lower levels of interest income due to declining notes receivable balances.

The United States statutory tax rate for the three and nine months ended June 30, 2014 and 2013 was 35%. Our effective tax rates for the three months ended June 30, 2014 and 2013 were 29.7% and 31.9%, respectively. Our effective tax rates for the nine months ended June 30, 2014 and 2013 were 31.8% and 31.6%, respectively. Compared to the United States statutory rate of 35%, our lower effective tax rates for each of the periods ended June 30, 2014 and 2013 primarily resulted from a manufacturers’/producers’ deduction available to U.S. manufacturers.

Seismic Products

Revenues

Revenues from our seismic products for the three months ended June 30, 2014 decreased by $35.9 million, or 50.4%, from the corresponding period of the prior fiscal year. Revenues from our seismic products for the nine months ended June 30, 2014 decreased by $18.8 million, or 8.8%, from the corresponding period of the prior fiscal year. The components of this decrease include the following:

•

Traditional Product Sales and Rentals – For the three months ended June 30, 2014, revenues from our traditional products decreased $0.9 million, or 8.2%, from the corresponding period of the prior fiscal year.  The decrease reflects lower demand for geophone and marine product sales.  For the nine months ended June 30, 2014, revenues from our traditional products increased $4.5 million, or 11.7%, from the corresponding period of the prior fiscal year. The increase reflects higher demand for our geophone products, primarily in connection with the sale of two large GSX wireless systems in our first quarter ended December 31, 2013.  Due to a reduction of seismic activities, we expect sales of our lower margin traditional products to be flat or to slightly decline in future periods.

•

Wireless Product Sales and Rentals – For the three months ended June 30, 2014, revenues from our GSX and OBX wireless products decreased by $3.8 million, or 23.7%, from the corresponding period of the prior fiscal year.  For the nine months ended June 30, 2014, revenues from our GSX and OBX wireless products decreased by $8.2 million, or 10.5%, from the corresponding period of the prior fiscal year.  The decrease in revenues for both periods is primarily due to lower demand for sales of our GSX wireless products resulting from continued industry softness and increasing competition for sales of wireless data acquisition systems.  The lower product revenue in both periods was partially offset by significantly higher GSX and OBX rental revenues.  During the third quarter, we sold approximately 8,000 GSX channels compared to 14,000 in the corresponding period of the prior year.  During the quarter, we also sold 200 OBX stations.  A majority of the GSX channels sold during the quarter were sourced from our rental fleet.  While sales of our wireless systems are expected to be challenged in the near term due to soft market conditions in the seismic industry, we believe that future demand for our GSX and OBX will increase as seismic contractors transition to wireless systems to improve efficiencies and lower cost in lieu of less efficient cabled land and marine systems, although we expect this order flow to continue to be erratic from quarter to quarter.

•

Reservoir Product Sales, Rentals and Services – For the three months ended June 30, 2014, revenues from our reservoir products decreased $31.2 million, or 70.2%, from the corresponding period of the prior year.  For the nine months ended June 30, 2014, revenues from our reservoir products decreased $15.1 million, or 15.8%, from the corresponding period of the prior year.  The decrease in revenues for both periods was primarily due to the completion of the manufacturing of the Statoil order in April 2014 resulting in a substantial decline in revenues from our permanent reservoir monitoring systems.  During the third quarter we recognized $6.7 million of revenues from the Statoil order compared to $41.7 million in last year’s third quarter.  During the nine months ended June 30, 2014, we recognized $61.7 million of Statoil order revenues compared to $71.5 million for the nine months ended June 30, 2013.  While the manufacturing portion of the Statoil order is complete, we expect to continue to have minor amounts of future revenues from the Statoil order for services and support.  If no new contracts are obtained, we expect future revenues from our reservoir products to decline in fiscal year 2015 compared to fiscal year 2014.  We continue to actively market these products to our customers.

Customer orders for our seismic products, especially large orders for our GSX and OBX wireless systems and our subsea permanent reservoir monitoring systems, generally occur irregularly making it difficult for us to predict our sales and production levels each quarter. Furthermore, product shipping dates are generally determined by our customers and are not at our discretion. As a result, these factors have caused past sales of our seismic products to be unpredictable, or “lumpy,” and we expect this trend to continue into the future.

Operating Income

Our operating income associated with revenues from our seismic products for the three months ended June 30, 2014 decreased by $18.8 million, or 69.7%, from the corresponding period of the prior fiscal year. Our operating income associated with sales of our seismic products for the nine months ended June 30, 2014 decreased by $22.6 million, or 25.4%, from the corresponding period of the prior fiscal year. For each of the periods ended June 30, 2014, our operating income declined due to lower gross profits, largely due to the completion of the Statoil contract in April 2014.

Non-Seismic Products

Revenues

Revenues from our non-seismic products for the three months ended June 30, 2014 decreased by $1.5 million, or 22.1%, from the corresponding period of the prior fiscal year. Revenues from our non-seismic products for the nine months ended June 30, 2014 decreased by $2.7 million, or 14.4%, from the corresponding period of the prior fiscal year. For both periods, the decrease included lower sales of our thermal imaging and offshore cable products. Sales of our offshore cable products were impacted due to constrained manufacturing capacity caused by the Statoil order.

Operating Income

Our operating income associated with revenues from our non-seismic products for the three months ended June 30, 2014 decreased $0.2 million, or 20.0%, from the corresponding period of the prior fiscal year. Our operating income associated with revenues from our non-seismic products for the nine months ended June 30, 2014 decreased $0.5 million, or 22.1%, from the corresponding period of the prior fiscal year. For both periods, the decrease in operating income resulted from lower sales.

Liquidity and Capital Resources

At June 30, 2014, we had approximately $52.6 million in cash and cash equivalents. For the nine months ended June 30, 2014, we generated approximately $71.1 million of cash from operating activities. The primary source of cash generated from our operating activities resulted from our net income of $38.7 million. Additional sources of cash included net non-cash charges of $18.3 million from deferred income taxes, depreciation, amortization, stock-based compensation, inventory obsolescence and bad debts. Other sources of cash and changes in working capital included (i) a $25.1 million decrease in trade accounts and notes receivable primarily due to a reduction in revenues, (ii) a $12.4 million decrease in costs and estimated earnings in excess of billings due to the completion of the manufacturing portion of the Statoil order, (iii) a $3.0 million increase in income tax payable resulting from the timing of our tax payments, and (iv) a $3.0 million increase in deferred revenue primarily due to the collection of advance payments from customers. These sources of cash were primarily offset by (i) a $12.0 million decrease in accounts payable due to a reduction in inventory buying activities caused by the slowdown in customer orders, (ii) a $10.3 million adjustment to transfer gross profits from rental equipment sales to investing activities since such transactions involve the sale of long-lived assets and (iii) a $6.7 million increase in inventories (excluding the impact of $7.0 million of non-cash transfers of inventories to our rental equipment fleet) due to production of marine and land wireless products in anticipation of future orders.

For the nine months ended June 30, 2014, we used approximately $21.2 million of cash in investing activities. The primary use of cash was for capital expenditures of $31.4 million, including $25.7 million to expand our rental equipment fleet and $5.7 million for property and equipment. Cash of $5.9 million was used to purchase short-term investments in order to enhance investment earnings on our available cash resources. These uses of cash were partially offset by $16.0 million of proceeds from the sale of used rental equipment. If customer demand exists, we estimate that our capital expenditures for rental equipment in fiscal year 2014 could be approximately $30 million or more, excluding non-cash transfers from our inventory account. In addition, we estimate that other capital expenditures in fiscal year 2014 for property and equipment could be approximately $8 million. We expect these capital expenditures will be financed from our cash on hand, internal cash flow, rental equipment sales proceeds and/or from borrowings under our Credit Agreement. Capital expenditures related to the expansion of our Houston manufacturing and engineering facilities are estimated to range from $20 to $25 million, with a majority of this investment occurring in fiscal year 2015.

For the nine months ended June 30, 2014, we generated approximately $8,000 of cash in financing activities. We received cash proceeds of $0.9 million from the exercise of stock options and the associated tax benefit related to such exercised stock options. These proceeds were offset by the payment of $0.9 million outstanding under our credit agreement.

On March 2, 2011, we entered into a credit agreement with a bank. On September 27, 2013, we amended the credit agreement and increased the borrowing availability to $50.0 million (as amended, the “Credit Agreement”). Our borrowings are principally secured by our accounts receivable, inventories and equipment. In addition, certain of our domestic subsidiaries have guaranteed our obligations under the Credit Agreement and such subsidiaries have secured the obligations by the pledge of certain of the assets of such subsidiaries. The Credit Agreement expires on April 27, 2016 and all borrowed funds are due and payable at that time. We are required to make quarterly interest payments on borrowed funds. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial ratios, restricts us and our subsidiaries’ ability to pay cash dividends and contains other covenants customary in agreements of this type. The interest rate for borrowings under the Credit Agreement is a LIBOR based rate with a margin spread of 250 to 325 basis points depending upon the maintenance of certain ratios. At June 30,

2014, we were in compliance with all covenants. There were standby letters of credit outstanding in the amount of $51,000 and additional borrowings available were $49.9 million. Please see “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 for more information about the restrictive covenants imposed on us by the Credit Agreement.

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

Foreign Currency and Operations Risk

One of our wholly-owned subsidiaries, Geospace Technologies Eurasia, is located in the Russian Federation. In addition, another of our wholly-owned subsidiaries, Geospace Technologies Sucursal Sudamericana, is located in Colombia. Our financial results for these entities may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions, or changes in the political climate. Our consolidated balance sheet at June 30, 2014 reflected approximately $11.6 million and $2.1 million of net working capital related to our Russian and Colombian operations, respectively. Both of these entities receive a portion of their revenues and pay a majority of their expenses primarily in their local currency. To the extent that transactions of these entities are settled in their local currency, a devaluation of these currencies versus the U.S. dollar could reduce any contribution from these entities to our consolidated results of operations and total comprehensive income as reported in U.S. dollars. We do not hedge the market risk with respect to our operations in these countries; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of such currencies versus U.S. dollars to the extent such disruptions result in any reduced valuation of these foreign entities’ net working capital or future contributions to our consolidated results of operations. At June 30, 2014, the foreign exchange rate for $1.00 (one U.S. dollar) was equal to 33.7 Russian Rubles and 1,884 Colombian Pesos, respectively. If the value of the U.S. dollar were to decline by ten percent against these foreign currencies, our working capital in the Russian Federation and Colombia could decline by $1.2 million and $0.2 million, respectively.

Foreign Currency Intercompany Accounts

From time to time, we provide access to capital to our foreign subsidiaries through U.S. dollar denominated interest bearing promissory notes. Such funds are generally used by our foreign subsidiaries to purchase capital assets and for general working capital needs. In addition, we sell products to our foreign subsidiaries on trade credit terms in both U.S. dollars and in the subsidiary’s local currency. Because we have intercompany debts denominated in foreign currencies, any appreciation or devaluation of such foreign currencies against the U.S. dollar will result in a gain or loss, respectively, to our consolidated statement of operations. At June 30, 2014, we had outstanding intercompany accounts receivable of $34.8 million from our Canadian subsidiary which are denominated in Canadian dollars. We entered into an agreement with a United States bank to hedge $30.0 million of this foreign exchange exposure, resulting in a net Canadian dollar denominated intercompany accounts receivable exposure to the U.S. dollar of $4.8 million at June 30, 2014. At June 30, 2014, the foreign exchange rate for $1.00 (one U.S. dollar) was equal to 1.07 Canadian dollars. If the U.S. dollar exchange rate were to strengthen by ten percent against the Canadian dollar, we would recognize a foreign exchange loss of $0.5 million in our consolidated financial statements.

Floating Interest Rate Risk

The Credit Agreement contains a floating interest rate, which subjects us to the risk of increased interest costs associated with any upward movements in bank market interest rates. Under the Credit Agreement our borrowing interest rate is a LIBOR based rate plus 250 to 325 basis points. The interest rate applicable to the Credit Agreement at June 30, 2014 was 2.7%. As of June 30, 2014, we had no funds borrowed under the Credit Agreement.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of June 30, 2014 of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2014.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

A portion of our manufacturing is conducted through our subsidiary Geospace Technologies Eurasia, which is based in the Russian Federation. Our business could be directly affected by political and economic conditions in the Russian Federation, including the current political instability involving the Russian Federation and Ukraine. We import a sizeable portion of our products from Geospace Technologies Eurasia for resale elsewhere in the world. For the nine months ended June 30, 2014, such imports from our Russian subsidiary totaled $8.8 million. If imports of these products from the Russian Federation are restricted by government regulation, we may be forced to find other sources for these products at additional cost. Boycotts, protests, unfavorable regulations, governmental sanctions and other actions in the region could also adversely affect our ability to operate profitably. Delays in obtaining governmental approvals can affect our ability to timely deliver our products pursuant to contractual obligations, which could result in us being liable to our customers for damages. The risk of doing business in the Russian Federation and other economically or politically volatile areas could adversely affect our operations and earnings.

Foreign sales are also generally subject to the risk of compliance with additional laws, including tariff regulations and import and export restrictions. International sales of our products containing hydrophones require prior U.S. government approval in the form of an export license, which may be withheld by the U.S. government based upon factors which we cannot predict. During the third quarter of 2014, we lost a $1.1 million order from a Russian customer due to an indefinite deferral by the U.S. government for the issuance of an export license.

We may experience difficulties in connection with future foreign sales. Additionally, due to foreign laws and restrictions, should we experience substantial growth in certain foreign markets, for example in the Russian Federation, we may not be able to transfer cash balances to the United States to assist with debt servicing or other obligations.

Our global operations expose us to risks associated with conducting business internationally, including failure to comply with U.S. laws which apply to international operations, such as the Foreign Corrupt Practices Act and US export control laws, as well as the laws of other countries.

We have offices in Colombia, Canada, China, the Russian Federation and the United Kingdom, in addition to our offices in the Unites States. We face several risks inherent in conducting business internationally, including compliance with international and U.S. laws and regulations that apply to our international operations. These laws and regulations include data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export control laws, U.S. laws such as export control laws and the Foreign Corrupt Practices Act, and similar laws in other countries which also prohibit corrupt payments to governmental officials or certain payments or remunerations to customers. Many of our products are subject to U.S. export law restrictions that limit the destinations and types of customers to which our products may be sold, or require an export license in connection with sales outside the United States. Given the high level of complexity of these laws, there is a risk that some provisions may be inadvertently or intentionally breached, for example through fraudulent or negligent behavior of individual employees, our failure to comply with certain formal documentation requirements or otherwise. Additionally, we may be held liable for actions taken by our local dealers and partners. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results.

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

Our equipment leasing business has high fixed costs, which primarily consist of depreciation expenses associated with our rental fleet. In periods of declining rental revenues, these fixed costs generally do not decline. As a result, any significant decline in rental revenues caused by reduced demand could adversely affect our results of operations.

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

Historically, the rate of new orders for our products has varied substantially from quarter to quarter. Moreover, we typically operate, and expect to continue operation, on the basis of orders in-hand for our products before we commence substantial manufacturing “runs.” The short-term nature of our order backlog for most products generally does not allow us to predict with any accuracy demand for our products more than approximately three months in advance. Thus, our ability to replenish orders and the completion of orders, particularly large orders for deep water reservoir characterization projects, can significantly impact our operating results and cash flow for any quarter, and results of operations for any one quarter may not be indicative of results of operations for future quarters.

Additionally, customers can delay or even cancel orders before delivery. For larger orders, we attempt to negotiate for a non-refundable deposit depending on our relationship with the customer. However, such deposits, even if obtained, may not fully compensate us for our inventory investment and forgone profits if the order is ultimately cancelled.

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

GEOSPACE TECHNOLOGIES CORPORATION

Date: August 7, 2014	By:	/s/ Walter R. Wheeler
Walter R. Wheeler, President and Chief Executive Officer
(duly authorized officer)

Date: August 7, 2014	By:	/s/ Thomas T. McEntire
Thomas T. McEntire, Vice President,
Chief Financial Officer and Secretary
(principal financial officer)