Form 10-K
period 2014-09-30
GEOSPACE TECHNOLOGIES CORP
filed 2014-11-21
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended September 30, 2014 OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 001-13601

GEOSPACE TECHNOLOGIES CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	76-0447780
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 13,146,416 shares of the Registrant’s Common Stock outstanding as of the close of business on October 31, 2014. As of March 31, 2014, the aggregate market value of the Registrant’s Common Stock held by non-affiliates was approximately $846 million (based upon the closing price of $66.17 on March 31, 2014, as reported by The NASDAQ Global Market).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Registrant’s 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

PART I

Item 1. Business

Business Overview

Geospace Technologies Corporation is a Delaware corporation incorporated on September 27, 1994. Unless otherwise specified, the discussion in this Annual Report on Form 10-K refers to Geospace Technologies Corporation and its subsidiaries. We design and manufacture instruments and equipment used in the oil and gas industry to acquire seismic data in order to locate, characterize and monitor hydrocarbon producing reservoirs. We also design and manufacture non-seismic products, including industrial products, offshore cables, thermal printing equipment and film. We report and categorize our customers and products into two different segments: Seismic and Non-Seismic.

We have engaged in the seismic instrument and equipment business since 1980 and market our products primarily to the oil and gas industry. Demand for our products has been, and will likely continue to be, vulnerable to downturns in the economy and the oil and gas industry in general. For more information, please refer to the risks discussed under the heading “Risk Factors”.

Products and Product Development

Seismic Products

Our seismic business segment accounts for the majority of our sales. Geoscientists use seismic data primarily in connection with the exploration, development and production of oil and gas reserves to map potential and known hydrocarbon bearing formations and the geologic structures that surround them. Our seismic product lines currently consist of land and marine nodal data acquisition systems, permanent land and seabed reservoir monitoring products and services, geophones and geophone strings, hydrophones, leader wire, connectors, telemetry cables, marine streamer retrieval and steering devices and various other products. Our seismic products are compatible with most major competitive seismic data acquisition systems currently in use. We believe that our seismic products are among the most technologically advanced instruments and equipment available for seismic data acquisition.

Traditional Products

An energy source and a data recording system are combined to acquire seismic data. We provide many of the components of seismic data recording systems, including geophones, hydrophones, multi-component sensors, leader wire, geophone strings, connectors, seismic telemetry cables and other seismic related products. On land, our customers use geophones, leader wire, cables and connectors to receive and measure seismic reflections resulting from an energy source into data recording units, which store the seismic information for subsequent processing and analysis. In the marine environment, large ocean-going vessels tow long seismic cables known as “streamers” containing hydrophones which are used to detect pressure changes. Hydrophones transmit electrical impulses back to the vessel’s data recording unit where the seismic data is stored for subsequent processing and analysis. Our marine seismic products help steer streamers while being towed and help recover streamers if they become disconnected from the vessel.

Our seismic sensor, cable and connector products are compatible with most major competitive seismic data acquisition systems currently in use. Sales result primarily from seismic contractors purchasing our products as components of new seismic data acquisition systems or to repair and replace components of seismic data acquisition systems already in use.

Our products used in marine seismic data acquisition include our marine seismic streamer retrieval devices (“SRDs”). Occasionally, streamer cables are severed and become disconnected from the vessel as a result of obstacles, inclement weather, vessel traffic or human error. Our SRDs, which are attached to the streamer cables, contain air bags which are designed to inflate automatically at a given water depth, bringing the severed streamer cables to the surface. These SRDs save the seismic contractors significant time and money compared to the alternative of losing the streamer cable. We also produce seismic streamer steering devices, or “birds,” which are fin-like devices that attach to the streamer cable. These birds help maintain the streamer cable at a certain desired depth as it is being towed through the water.

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

Wireless Products

We have developed a land-based wireless (or nodal) seismic data acquisition system called the GSX.  Each GSX station operates independently and therefore can be deployed in virtually unlimited channel configurations.  Rather than utilizing interconnecting cables as required by most traditional land data acquisition systems, each GSX station operates as an independent data collection system.  As a result, our GSX system requires less maintenance, which we believe allows our customers to operate more effectively and efficiently because of its reduced environmental impact, lower weight and ease of operation.  Our GSX system is designed into configurations ranging from one to four channels per station.  Since its introduction in 2008 and through September 30, 2014, we have sold 325,000 GSX channels and we have 134,000 GSX channels in our rental fleet.  We do not expect to expand our GSX rental fleet significantly in fiscal year 2015.

We have also developed a marine-based wireless seismic data acquisition system called the OBX.  Similar to our GSX land-based wireless system, the marine OBX system can be deployed in virtually unlimited channel configurations and does not require interconnecting cables between each station.  Our deep water versions of the OBX system can be deployed in depths of up to 3,000 meters.  Through September 30, 2014, we have sold over 400 OBX stations and we have 4,300 OBX stations in our rental fleet.  We expect to make significant investments in our OBX rental fleet in fiscal year 2015.

Reservoir Products

Seismic surveys repeated over selected time intervals show dynamic changes within the reservoir and can be used to monitor the effects of oil and gas production. In this regard, we have developed permanently installed high-definition reservoir monitoring systems for land and ocean-bottom applications in producing oil and gas fields. We also produce a retrievable version of our ocean-bottom system for use on fields where permanently installed systems are not appropriate or economical. Utilizing these tools, producers can enhance the recovery of oil and gas deposits over the life of a reservoir.

Our high-definition reservoir monitoring products include the HDSeis™ product line and a suite of borehole and reservoir monitoring products and services. Our HDSeis™ system is a high-definition seismic data acquisition system with flexible architecture that allows it to be configured as a borehole seismic system or as a subsurface system for both land and marine reservoir-monitoring projects. The scalable architecture of the HDSeis™ system enables custom designed system configuration for applications ranging from low-channel engineering and environmental-scale surveys requiring a minimum number of recording channels to high-channel surveys required to efficiently conduct permanent reservoir imaging and monitoring. Modular architecture allows virtually unlimited channel expansion. In addition, multi-system synchronization features make the HDSeis™ system well suited for multi-well or multi-site acquisition, simultaneous surface and downhole acquisition and continuous reservoir monitoring projects.

Reservoir monitoring requires special purpose or custom designed systems in which portability becomes less critical and functional reliability assumes greater importance. This reliability factor helps assure successful operations in inaccessible locations over a considerable period of time. Additionally, reservoirs located in deep water or harsh environments require special instrumentation and new techniques to maximize recovery. Reservoir monitoring also requires high-bandwidth, high-resolution seismic data for engineering project planning and reservoir management. We believe our HDSeis™ System and tools, designed for cost-effective deployment and lifetime performance, will make borehole and seabed seismic acquisition a cost-effective and reliable process for the challenges of reservoir monitoring. Our multi-component seismic product developments include an omni-directional geophone for use in reservoir monitoring, a compact marine three-component or four-component gimbaled sensor and special-purpose connectors, connector arrays and cases.

In regards to recent customer orders for our permanent reservoir monitoring systems, in February 2012 we received an $18.0 million order from Shell Brasil Petróleo Ltda (“the Shell Order”) to instrument a reservoir off the coast of Brazil, and in November 2012 we received an order from Statoil (the “Statoil Order”) for $171.7 million, including amendments, to instrument two reservoirs in the North Sea.  During the fiscal year ended September 30, 2013, we recognized revenue of $18.0 million from delivery of the Shell Order, and we recognized revenues of $109.6 million from the Statoil Order using the percentage of completion revenue recognition method.  We recognized the remaining $62.1 million from the Statoil Order during the fiscal year ended September 30, 2014.  During the fiscal year ended September 30, 2014, we also recognized revenues of $22.2 million from other reservoir product customer orders.

In addition, we produce seismic borehole acquisition systems which employ a fiber optic augmented wireline capable of very high data transmission rates. These systems are used for several reservoir monitoring applications, including an application pioneered by us allowing operators and service companies to monitor and measure the results of fracturing operations.

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

Business Strategy

Our business strategy is focused on continued investment in research and development, expansion of our manufacturing and engineering capacity, expansion of our seismic equipment rental business, selective acquisitions of non-seismic businesses, reinvestment of profits and minimizing debt obligations.

•

Continue Investment in Research and Development – Historically, our growth has been driven through our internal development of new products targeted at the seismic industry.  In past years, our seismic product innovations included the introduction of borehole seismology tools, seabed permanent reservoir monitoring systems and wireless data acquisition systems.  These innovative technologies are the result of our continuous investment in research and development initiatives, even during difficult industry cycles when we experience a significant decline in customer demand for our products.  We believe our past growth is a direct result of this strategy and we intend to continue such research and development investments.

•

Attract and Retain Enineering Staff – Since our engineering staff has been key to our success, we intend to continue our tradition of retaining and attracting engineering staff and providing appropriate compensation.

•

Expand Manufacturing and Engineering Capacity to Accommodate Future Growth – Our new product innovations have led to significant revenue growth is previous years.  Since our initial public offering in 1997 and through fiscal year 2014, we have expanded our manufacturing, warehousing, engineering and office space from 99,000 square feet to 648,000 square feet.  In 2012, we received a large order from Statoil to design and manufacture two seabed permanent reservoir monitoring systems.  This order required substantially all of our manufacturing capacity and capabilities for a period of approximately 18 months, requiring us to outsource many of our routine manufacturing activities and to turn away potential customer orders for other products.  Furthermore, we had no spare manufacturing capacity to accommodate any other large order for a permanent reservoir monitoring system, should one have occurred.  We believe we are the world leader in the design and manufacture of these systems.  As such, we expect to receive future orders for large-scale reservoir monitoring systems which may exceed the magnitude of the Statoil Order, although the timing and frequency of such orders, if any, is unknown.  In order to accommodate potential new orders for permanent reservoir monitoring systems and other future product developments, we plan to expand our manufacturing and engineering facilities at our Pinemont facility in Houston, Texas.

•

Expand our Seismic Equipment Rental Business – We have offered seismic equipment to our customers on a rental basis for many years, originally through our subsidiary in Canada. Following the introduction of the GSX product in 2008, we began offering our newly introduced GSX wireless data acquisition systems for rent in 2009, and at that time we initiated a rental fleet of 2,000 GSX channels.  At the conclusion of fiscal year 2014, our rental fleet contained 134,000 GSX channels which are warehoused in North America, South America and Europe.  Many current owners of our GSX channels were initially introduced to the product through a rental.  We believe this rental strategy has contributed to the sale of over 325,000 GSX channels since its introduction in 2008.  Opportunities exist to expand this rental strategy to our new marine OBX wireless system.  At the conclusion of fiscal year 2014, we had established a rental fleet containing 4,300 OBX stations.  We expect rental demand for this product to increase significantly in fiscal year 2015, and we plan to meet this demand by adding additional OBX stations to our rental fleet.  We believe our rental business creates opportunities for us to demonstrate the qualities and benefits of new products like the GSX and OBX to potential customers without requiring the customer to make a large upfront capital investment.  As a result, we will continue adding new product technologies to our rental fleet to meet customer demand.

•

Selectively Pursue Acquisitions of Business with Technological and Engineering Overlap – The seismic industry periodically experiences volatile business cycles requiring us to rapidly increase and decrease our business activities to meet the industry’s demand for our products.  The seismic industry generally offers equipment manufacturers like us limited visibility into new orders creating challenges for us to manage our manufacturing capacity, workforce and working capital.  While our primary growth initiative is to expand our seismic product offerings, we may also seek out other non-seismic business opportunities which complement our existing products, engineering and manufacturing capabilities, and company-wide culture.  While we routinely evaluate both seismic and non-seismic business acquisition opportunities, we may direct these efforts toward non-seismic businesses in order to diversify our revenue base and expose us to different markets with different business cycles.

•

Reinvest Profits and Minimize Debt Obligations – Our growth over the years has resulted from the reinvestment of our cash profits into engineering projects, plant additions, rental fleet development and expansion, small niche acquisitions and working capital expansion.  While we are not opposed to moderate amounts of short-term debt during favorable business cycles, we choose to minimize our exposure to long-term debt obligations which, in our view, restrict our ability to operate during periodic difficult business cycles in the seismic industry.  We believe this strategy has allowed us to achieve higher revenue and profit growth than our peers, many of whom have significant long-term debt burdens.  We also believe that the value of our common shares outstanding will be best served in the long-term by reinvesting our cash profits back into the business.  In this regard, we do not anticipate paying any cash dividends in the foreseeable future, nor do we expect to initiate a buy-back program to repurchase our common stock.

Segment and Geographic Information

Effective October 1, 2012, the Company reports and categorizes its sales and products into two business segments: Seismic and Non-Seismic. Segment data from prior periods has been reclassified to conform to these new categories. Prior to October 1, 2012, the Company reported its business segments as Seismic and Thermal Solutions. Our Seismic product lines currently include land and marine wireless data acquisition systems, seabed permanent reservoir monitoring systems and services, geophones and geophone strings, hydrophones, leader wire, connectors, telemetry cables, marine streamer retrieval and steering devices and various other products. Our Non-Seismic product lines include thermal imaging and industrial products. The Company frequently has a minor amount of Seismic product sales to its Non-Seismic customers. For a discussion of financial information by segment and geographic area, see Note 19 to the consolidated financial statements contained in this Annual Report on Form 10-K.

Competition

Seismic Products

We believe that we are one of the world’s largest designers and manufacturers of seismic related products. The principal competitors for many of our traditional seismic products are Sercel (a division of CGG), ION Geophysical (“ION”), INOVA (a joint venture formed in 2009 between ION and Bureau of Geophysical Prospecting, a subsidiary of China National Petroleum Company) and Steward Cable (a division of Amphenol Corporation). Furthermore, entities in China affiliated with Sercel as well as other Chinese manufacturers produce low-cost geophones meeting current industry standards.   Geophones are generally price sensitive, so the ability to manufacture these products at a low cost is essential to maintain market share.  With respect to our marine seismic products, we are not aware of any competing companies that manufacture a product functionally similar to our patented seismic streamer retrieval device. We believe our primary competitors in the manufacture of our streamer depth positioning device, or “birds,” are ION and Sercel.

We believe the primary competitors for our land wireless data acquisition systems are Sercel, Fairfield Industries, INOVA Wireless Seismic and numerous smaller entities.. We believe the primary competitors for our marine nodal data acquisition systems are marine seismic data acquisition service providers like Fairfield Industries and Magseis ASA, each of whom utilizes their own proprietary nodal technology.  For land and marine wireless data acquisition systems, while price is an important factor in a customer’s decision to purchase the product, we believe customers also place a high value on a product’s historical performance and the ongoing engineering and field support provided by the product’s manufacturer.

We believe our primary competitors for rental of our traditional and wireless seismic equipment are Mitcham Industries, Inc. and Seismic Equipment Solutions.

We believe our primary competitors for our seabed permanent reservoir monitoring systems are Alcatel-Lucent and Petroleum Geo-Services ASA.  We believe our primary competitors for high-definition borehole seismic data acquisition systems are Avalon Sciences Ltd and Sercel. A product’s historical performance, field support and engineering capabilities are important factors for receiving orders for our seismic reservoir products.

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

As mentioned above, a key factor for seismic instruments and equipment manufacturers is durability under harsh field conditions. Seismic instruments and equipment must meet not only rigorous technical specifications regarding signal integrity and sensitivity, but must also be extremely rugged and durable to withstand the rigors of field use, often in harsh environments.

Non-Seismic Products

We believe there are numerous competitors and competitive technologies for our thermal imaging products including other thermal device manufacturers and manufacturers of direct-to-screen and inkjet solutions similar to those offered by Hewlett Packard.  Our non-seismic industrial products face competition from numerous domestic and international specialty product manufacturers.

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

Product Manufacturing and Assembly

Our manufacturing and product assembly operations consist of machining, molding or cabling the necessary component parts, configuring these parts along with components received from various vendors and assembling a final product. We manufacture seismic equipment to the specifications of our customers. For example, we can armor cables for applications such as deep water uses. We assemble geophone strings and seismic telemetry cables based on a number of customer choices such as length, gauge, tolerance and color of molded parts. With regard to dry thermal film, we mix and react various chemicals to formulate a reactive layer that is then coated onto a clear polyester film. Upon completion of our manufacturing and assembly operations, we test our final products to the functional and, in the case of seismic equipment, environmental extremes of product specifications and inspect the products for quality assurance. Consistent with industry practice, we normally manufacture and ship our products based on customer orders and, therefore, typically do not maintain significant inventories of finished goods held for sale, although we do stock significant amounts of finished good sub-assemblies in anticipation of future customer orders.

Markets and Customers

Our principal customers for our traditional and wireless seismic products are seismic contractors and, to a lesser extent, major independent and government-owned oil and gas companies that either operate their own seismic crews or specify seismic instrument and equipment preferences to contractors. For our deep water permanent reservoir monitoring products, our customers are generally large international oil and gas companies that operate long-term offshore oil and gas producing properties. Our thermal imaging customers primarily consist of direct users of our equipment as well as specialized resellers that focus on the newsprint, silkscreen and corrugated box printing industries. Our industrial product customers consist of specialty manufacturers, research institutions and industrial product distributors. Revenue recognition for the Statoil Order comprised 26.2% and 36.5% of our revenues for fiscal years 2014 and 2013, respectively. Two customers comprised 16.9% and 11.0% of our revenues during fiscal year 2012. The following table describes our sales by customer type (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2014	2013	2012
Traditional seismic exploration product revenues	$52,001	$49,782	$66,849
Wireless seismic exploration product revenues	78,636	87,316	82,646
Seismic reservoir product revenues	84,309	138,103	15,426
Non-seismic product revenues	21,420	24,578	25,942
Other	546	828	801
	$236,912	$300,607	$191,664

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

Research and Development

We expect to incur significant future research and development expenditures aimed at the development of additional seismic and non-seismic products. We have incurred company-sponsored research and development expenses of $16.5 million, $14.7 million and $12.2 million during the fiscal years ended September 30, 2014, 2013 and 2012, respectively.

Employees

As of September 30, 2014, we employed 1,149 people predominantly on a full-time basis, of which 790 were employed in the United States, 316 in the Russian Federation and the remainder in the United Kingdom, Canada, China and Colombia. Our employees in the Russian Federation belong to a national union for machine manufacturers. Our remaining employees are not unionized. We have never experienced a work stoppage and consider our relationship with our employees to be satisfactory.

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

Item 1A. Risk Factors

Risk Factors

Commodity Price Levels May Affect Demand for Our Products

Demand for many of our products and the profitability of our operations depend primarily on the level of worldwide oil and gas exploration activity. Prevailing oil and gas prices, with an emphasis on crude oil prices, and market expectations regarding potential changes in such prices significantly affect the level of worldwide oil and gas exploration activity. During periods of improved energy commodity prices, the capital spending budgets of oil and natural gas operators tend to expand, which results in increased demand for our products. Conversely, in periods when these energy commodity prices deteriorate, such as is occurring in 2014, capital spending budgets of oil and natural gas operators tend to contract and the demand for our products generally weakens. Historically, the markets for oil and gas have been volatile and are subject to wide fluctuation in response to changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond our control. These factors include the level of consumer demand, supplies of oil and natural gas, regional and international economic conditions, weather conditions, domestic and foreign governmental regulations (including those related to climate change), price and availability of alternative fuels, political conditions, instability and hostilities in the Middle East and other significant oil-producing regions, increases and decreases in the supply of oil and gas, the effect of worldwide energy conservation measures and the ability of OPEC to set and maintain production levels and prices of foreign imports.

Slow economic recovery in the United States, uncertainty in the European markets and slowing economic growth in growing economies like those in China and India could lead to a decline in demand for crude oil and natural gas. Further slowdowns in economic activity would likely reduce worldwide demand for energy and result in an extended period of lower crude oil and natural gas prices. Any material changes in oil and gas prices or other market trends that adversely impact seismic exploration activity would likely affect the demand for our products and could materially and adversely affect our results of operations and liquidity.

Our New Products May Not Achieve Market Acceptance

Our outlook and assumptions are based on various macro-economic factors and internal assessments, and actual market conditions could vary materially from those assumed. In recent years, we have incurred significant expenditures to fund our research and development efforts, and we intend to continue those expenditures in the future. However, research and development is by its nature speculative, and we cannot assure you that these expenditures will result in the development of new products or services or that any new products and services we have developed recently or may develop in the future will be commercially marketable or profitable to us. In particular, we have incurred substantial expenditures to develop our land and marine wireless nodal seismic data acquisition systems, as well as other seismic products for permanent reservoir monitoring applications. In addition, we try to use some of our capabilities, particularly our cable manufacturing capabilities, to supply products to new markets. Further, we have incurred substantial expense and expended significant effort to develop our thermal solutions products. We cannot assure you that we will realize our expectations regarding acceptance of and revenues generated by our new products and services in existing or new markets.

We May Experience Fluctuations in Quarterly Results of Operations, Including Fluctuations from Delayed or Cancelled Orders

Historically, the rate of new orders for our products has varied substantially from quarter to quarter. Moreover, we typically operate, and expect to continue operation, on the basis of orders in-hand for our products before we commence substantial manufacturing “runs.” The short-term nature of our order backlog for most products generally does not allow us to predict with any accuracy demand for our products more than approximately three months in advance. Thus, our ability to replenish orders and the completion of orders, particularly large orders for deep water permanent reservoir monitoring projects, can significantly impact our operating results and cash flow for any quarter, and results of operations for any one quarter may not be indicative of results of operations for future quarters.

Additionally, customers can delay or even cancel orders and rental contracts before delivery as occurred in 2014 in connection with a large order for our OBX system.  For larger orders, we attempt to negotiate for a non-refundable deposit depending on our relationship with the customer.  However, such deposits, even when obtained, may not fully compensate us for our inventory investment and forgone profits if the order is ultimately cancelled.

These periodic fluctuations in our operating results and the impact of any order delays/cancellations could adversely affect our stock price.

Our Use of Percentage-of-Completion Method of Accounting Could Result in Volatility in our Results of Operations

We recognize revenues and profits from larger orders like the Statoil Order using the percentage-of-completion method of accounting. Although we currently have no orders in hand that will require us to utilize the percentage-of-completion method of accounting, we anticipate that such contracts will again occur in the future although we can give no assurances in this regard.  This accounting method requires us to estimate contract costs and the profitability of our long-term contracts.  While such estimates may be reasonably reliable when made, these estimates can change as a result of uncertainties associated with these types of contracts. Accordingly, we review the contract price and cost estimates periodically as our manufacturing efforts progress, and the cumulative impact of any periodic revisions to the contract price or cost estimates will be reflected in the period in which these changes become known, including, to the extent required, the recognition of losses at the time such losses are known and estimable, and such losses could be material. In addition, change orders can increase (sometimes substantially) the future scope and cost of a job. Therefore, change order awards (although frequently beneficial in the long-term) can have the short-term effect of reducing the contract’s percentage-of-completion and, thus, the revenues and profits that otherwise would be recognized to date.

Our Credit Risk Could Increase if Our Customers Face Difficult Economic Circumstances

We believe that our allowance for bad debts is adequate in light of known circumstances. However, we cannot assure you that additional amounts attributable to uncollectible receivables and bad debt write-offs will not have a material adverse effect on our future results of operations. Many of our seismic customers are not well capitalized and as a result cannot always pay our invoices when due. We have in the past incurred write-offs in our accounts receivable due to customer credit problems. We have found it necessary from time to time to extend trade credit, including promissory notes, to long-term customers and others where some risks of non-payment exist. With the recent decline in oil prices and a decline in seismic activities around the world, some of our customers may experience significant liquidity difficulties, which increase those credit risks. An increase in the level of bad debts and any deterioration in our credit risk could adversely affect the price of our stock. In addition, we rent equipment to our customers which utilize such equipment in various countries around the world. If our rental customers experience financial difficulties, it could be difficult or impossible to retrieve our rental equipment from foreign countries.

Our Industry is Characterized by Rapid Technological Development and Product Obsolescence

Our instruments and equipment are constantly undergoing rapid technological improvement. Our future success depends on our ability to continue to:

—	improve our existing product lines,
—	address the increasingly sophisticated needs of our customers,
—	maintain a reputation for technological leadership,
—	maintain market acceptance of our products,
—	anticipate changes in technology and industry standards,
—	respond to technological developments on a timely basis and
—	develop new markets for our products and capabilities.

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

We Have a Limited Market for Our Seismic Products

In our seismic business segment, we generally market our traditional and wireless products to seismic service contractors. We estimate that, based on published industry sources, fewer than 50 seismic contracting companies are currently operating worldwide (excluding those operating in the Russian Federation and the former Soviet Union, India, the People’s Republic of China and certain Eastern European countries, where seismic data acquisition activity is difficult to verify). We estimate that fewer than 20 seismic contractors are engaged in marine seismic exploration. Due to these market factors, a relatively small number of customers, some of whom are experiencing financial difficulties, account for most of our sales. From time to time, these seismic contractors have sought to vertically integrate and acquire our competitors, which has influenced their supplier decisions before and after such transactions. In addition, consolidation among our customers may further concentrate our business to a limited number of customers and expose us to increased risks related to dependence on a small number of customers. The loss of a small number of these customers could materially and adversely impact sales of our seismic products. We market our seabed permanent reservoir monitoring systems products to large oil and gas companies.  Since this product’s introduction in 2002, we have received system orders from three offshore oil and gas operators including BP, Shell and Statoil, which have accounted for a significant portion of our revenue in fiscal year 2014 and prior fiscal years.  If we do not receive new large orders for our permanent reservoir monitoring systems, our future revenues and profits from our seismic reservoir product segment will decline significantly.

We Cannot Be Certain of the Effectiveness of Patent Protection

We hold and from time to time apply for certain patents relating to some of our seismic products. We also own several patents which relate to the development of dry thermal film. We cannot assure you that our patents will prove enforceable or free of challenge, that any patents will be issued for which we have applied or that competitors will not develop functionally similar technology outside the protection of any patents we have or may obtain.

Our Foreign Subsidiaries and Foreign Marketing Efforts Face Additional Risks and Difficulties

Based on customer billing data, sales to foreign customers outside the United States accounted for approximately 56% of our sales during fiscal year 2014; however, we believe the percentage of sales outside the United States is much higher since many of our products are first delivered to a domestic location and ultimately shipped to a foreign location. We again expect sales outside of the United States to represent a substantial portion of our sales for fiscal year 2015 and subsequent years.

Foreign sales are subject to special risks inherent in doing business outside of the United States, including the risk of war, terrorist activities, civil disturbances, embargo and government activities, shifting foreign attitudes about conducting business activities with the United States, restrictions of the movement and exchange of funds, inhibitions of our ability to collect accounts receivable, international sanctions, expropriation and nationalization of our assets or those of our customers, currency fluctuations, devaluations and conversion restrictions, confiscatory taxation or other adverse tax policies and governmental actions that may result in the deprivation of our contractual rights, all of which may disrupt markets or our operations.

A portion of our manufacturing is conducted through our subsidiary Geospace Technologies Eurasia, which is based in the Russian Federation. Our business could be directly affected by political and economic conditions in the Russian Federation, including the current geopolitical instability involving the Russian Federation and Ukraine.  In regards to Ukraine, sanctions levied by the United States government preclude the export of seismic equipment to the Russian Federation if it will be used directly or indirectly in Russia’s energy sector for exploration or production in (i) deepwater (greater than 500 feet), (ii) Artic offshore or (iii) shale projects in Russia that have the potential to produce oil or gas.  Furthermore, if an exporter is unable to determine whether its seismic equipment will be used in such projects, the export is prohibited.  In fiscal year 2014, we imported $10.2 million of products from Geospace Technologies Eurasia for resale elsewhere in the world.  If imports of these products from the Russian Federation are restricted by government regulation, we may be forced to find other sources for these products at potentially higher costs.  Boycotts, protests, unfavorable regulations, additional governmental sanctions and other actions in the region could also adversely affect our ability to operate profitably.  Delays in obtaining governmental approvals can affect our ability to timely deliver our products pursuant to contractual obligations, which could result in us being liable to our customers for damages.  The risk of doing business in the Russian Federation and other economically or politically volatile areas could adversely affect our operations and earnings.

Foreign sales are also generally subject to the risk of compliance with additional laws, including tariff regulations and import and export restrictions.  International sales of our products containing hydrophones require prior U.S. government approval in the form of an export license, which may be withheld by the U.S. government based upon factors which we cannot predict.  During the fiscal year ended September 30, 2014, we lost a $1.1 million order from a Russian customer due to an indefinite deferral by the U.S. government for the issuance of an export license.

We may experience difficulties in connection with future foreign sales. Additionally, due to foreign laws and restrictions, should we experience substantial growth in certain foreign markets, for example in the Russian Federation, we may not be able to transfer cash balances to the United States to assist with debt servicing or other obligations.

Our Global Operations Expose Us to Risks Associated with Conducting Business Internationally, Including Failure to Comply with U.S. Laws Which Apply to International Operations, Such as the Foreign Corrupt Practices Act and US Export Control Laws, as well as the Laws of Other Countries

We have offices in Colombia, Canada, China, the Russian Federation and the United Kingdom, in addition to our offices in the Unites States.  We face several risks inherent in conducting business internationally, including compliance with international and U.S. laws and regulations that apply to our international operations. These laws and regulations include data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export control laws, U.S. laws such as the Foreign Corrupt Practices Act and similar laws in other countries which also prohibit certain payments to governmental officials or certain payments or remunerations to customers. Many of our products are subject to U.S. export law restrictions that limit the destinations and types of customers to which our products may be sold, or require an export license in connection with sales outside the United States. Given the high level of complexity of these laws, there is a risk that some provisions may be inadvertently or intentionally breached, for example through fraudulent or negligent behavior of individual employees, our failure to comply with certain formal documentation requirements or otherwise. Additionally, we may be held liable for actions taken by our local dealers and partners. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results.

Our Strategy of Leasing Seismic Products Exposes Us to Additional Risks Relating to Equipment Recovery, Lease Renewals, Technological Obsolescence and Impairment of Assets

Our rental fleet of seismic equipment represents a significant portion of our assets and accounts for a growing portion of our revenue.  Equipment leased by our customers is frequently located in foreign countries where retrieval of the equipment after the termination of the lease is difficult or impossible if the customer does not return the equipment.  The costs associated with retrieving this equipment or the loss of equipment that is not retrieved could be significant and could adversely affect our operations and earnings.

The advancement of seismic technology having a significant competitive advantage over the equipment in our rental fleet could have an adverse effect on our ability to profitably lease and/or sell this equipment. Significant improvements in technology may also require us to recognize an asset impairment charge to our rental fleet investment and to invest significant sums to upgrade or replace our rental fleet with newer equipment demanded by our customers.  In addition, rental contracts may not be renewed for equipment in our rental fleet, whether or not it has become obsolete. Significant technology improvements by our customers could have an adverse effect on our results of operations and earnings.

Our equipment leasing business has high fixed costs, which primarily consist of depreciation expenses. In periods of declining rental revenues, these fixed costs generally do not decline. As a result, any significant decline in rental revenues caused by reduced demand could adversely affect our results of operations.

Cybersecurity Breaches and Other Disruptions of our Information Technology Network and Systems Could Adversely Affect our Business

We rely on information technology networks and systems, some of which are owned and operated by third parties, to process, transmit and store electronic information. In particular, we depend on our information technology infrastructure for a variety of functions, including worldwide financial reporting, inventory management, procurement, invoicing and email communications. Any of these systems may be susceptible to outages due to fire, floods, power loss, telecommunications failures, terrorist attacks and similar events. Despite the implementation of network security measures, our systems and those of third parties on which we rely may also be vulnerable to computer viruses, break-ins, malware and similar disruptions. Malware, if surreptitiously installed on our systems and not timely detected and removed, could collect and disclose sensitive information relating to our customers, employees or others, exposing us to legal liability and causing us to suffer reputational damage.  It could also lead to disruptions in critical systems or the corruption or destruction of critical data.  If we are unable to prevent such outages and breaches, these events could damage our reputation and lead to financial losses from remedial actions, loss of business or potential liability.

Because We Have No Plans to Pay Any Dividends for the Foreseeable Future, Investors Must Look Solely to Stock Appreciation for a Return on Their Investment in Us

We have not paid cash dividends on our common stock since our incorporation and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any future earnings to support our operations and growth. Any payment of cash dividends in the future will be dependent on the amount of funds legally available, our financial condition, capital requirements and other factors that our Board of Directors may deem relevant. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

Unfavorable Currency Exchange Rate Fluctuations Could Adversely Affect Our Results of Operations

Substantially all of our third-party sales from the United States are made in U.S. dollars, though from time to time we may make sales in foreign currencies including intercompany sales. As a result, we may be subject to foreign currency fluctuations on our sales. The reporting currency for our financial statements is the U.S. dollar. However, the assets, liabilities, revenues and costs of our Russian, Canadian, United Kingdom, Chinese and Colombian subsidiaries are denominated in currencies other than U.S. dollars. To prepare our consolidated financial statements, we must translate those assets, liabilities, revenues and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus these other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. These translations could result in significant changes to our results of operations from period to period. For the fiscal year ended September 30, 2014, approximately 18.7% of our consolidated revenues related to the operations of our foreign subsidiaries.

We Have a Relatively Small Public Float, and Our Stock Price May be Volatile

In October 2012, we implemented a 2-for-1 split of our common stock effected in the legal form of a stock dividend. Other than the disclosure of the authorized number of shares of our common stock, we have adjusted all share and per-share disclosures for all periods presented in our consolidated financial statements to give effect to the stock split. Despite the 2-for-1 stock split, at September 30, 2014, we have approximately 13.1 million shares outstanding held by non-affiliates. This small float results in a relatively illiquid market for our common stock. Our daily trading volume for the year ended September 30, 2014 averaged approximately 211,000 shares. Our small float and daily trading volumes have in the past caused, and may in the future result in, significant volatility in our stock price.

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

We Have a Minimal Disaster Recovery Program at our Houston Facilities

Due to its proximity to the Texas Gulf Coast, our facilities in Houston, Texas are annually subject to the threat of hurricanes, and the aftermath that follows. Hurricanes may cause, among other types of damage, the loss of electrical power for extended periods of time. If we lost electrical power at our Pinemont facility, or if a fire or other natural disaster occurred, we would be unable to continue our manufacturing operations during the power outage because we do not own a generator or any other back-up power source large enough to provide for our manufacturing power consumption needs. Additionally, we do not have an alternative manufacturing or operating location in the United States. Therefore, a significant disruption in our manufacturing operations could materially and adversely affect our business operations during an extended period of a power outage, fire or other natural disaster. We have a back-up generator to provide power for our information technology operations. We store our back-up data offsite and we replicate our mission critical data to an alternative cloud-based data center on a real-time basis.  In the event of a major service interruption in our data center, we believe we would be able to activate our mission critical applications within less than 24 hours.

The Credit Agreement Imposes Restrictions on Our Business

We and several of our subsidiaries are parties to a credit agreement with a bank. The credit agreement contains covenants and requires maintenance of certain financial ratios and tests, which impose restrictions on our business and on the business of our guarantor-subsidiaries. Our ability to comply with these restrictions may be affected by events beyond our control, including, but not limited to, prevailing economic, financial and industry conditions and continuing declines in our sales of products. The breach of any of these covenants or restrictions, as well as any failure to make a payment of interest or principal when due, could result in a default under the credit agreement. Such a default would permit our lender to declare any amounts borrowed from it to be due and payable, together with accrued and unpaid interest, and the ability to borrow under the credit agreement could be terminated. If we are unable to repay any debts owed to our lender, the lender could proceed against the collateral securing that debt. While we intend to seek alternative sources of cash in such a situation, there is no guarantee that any alternative cash source would be available or would be available on terms favorable to us.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of September 30, 2014, our operations included the following locations:

Location	Owned/Leased	Approximate Square Footage/Acreage	Use	Segment
Houston, Texas	Owned	387,000	See Note 1 below	Seismic and non-seismic
Houston, Texas	Owned	77,000	See Note 2 below	Corporate
Houston, Texas	Owned	30,000	See Note 3 below	Seismic
Houston, Texas	Owned	17.3 acres	See Note 4 below	Seismic
Houston, Texas	Leased	38,000	See Note 5 below	Seismic
Ufa, Bashkortostan, Russia	Owned	120,000	Manufacturing, sales and service	Seismic
Calgary, Alberta, Canada	Owned	45,000	Manufacturing, sales and service	Seismic and non-seismic
Luton, Bedfordshire, England	Owned	8,000	Sales and service	Non-seismic
Beijing, China	Leased	1,000	Sales and service	Seismic
Bogotá, Colombia	Owned	19,000	Sales and service	Seismic

While we believe that our facilities are adequate for our immediate needs, we are currently evaluating plans for the expansion of our Houston manufacturing and engineering facilities.

(1)

This property is located at 7007 Pinemont Drive in Houston, Texas (the “Pinemont Facility”). The Pinemont Facility contains substantially all manufacturing activities and all engineering, selling, marketing and administrative activities for our company in the United States. The Pinemont facility also serves as our international corporate headquarters.

(2)

This property is located at 7334 N. Gessner in Houston, Texas.  The property previously contained a manufacturing operation and certain support functions. The property is currently leased to a tenant under a lease agreement which expires in July 2020.

(3)	This property is located at 6410 Langfield Road in Houston, Texas. This facility provides additional warehousing and testing capacity for our manufacturing operations.
(4)

This property is located adjacent to the Pinemont Facility. It is currently being used as additional parking for the Pinemont Facility and legacy structures are being used to support our manufacturing operations. Our future expansion plans are expected to more fully utilize this property.

(5)	This property is located at 6855 Wynnwood, Houston, Texas. This property is used to assemble products and to warehouse inventories. The lease term for this facility expires on March 31, 2016.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Performance Graph

The following graph compares the performance of the Company’s common stock with the performance of the Russell 2000 index and the Standard & Poor’s Oil & Gas Equipment and Services index as of each of the dates indicated.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Geospace Technologies Corporation, the Russell 2000 Index
and the S&P Oil & Gas Equipment & Services Index

$700
$600
$500
$400
$300
$200
$100
$0
9/09
9/10
9/11
9/12
9/13
9/14
Geospace Technologies Corporation
Russell 2000
S&P Oil & Gas Equipment & Services

*$100 invested on 9/30/09 in stock or index, including reinvestment of dividends.
Fiscal year ending September 30.

Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
Copyright© 2014 Russell Investment Group. All rights reserved.

The graph assumes $100 invested on September 30, 2009 (a) in the Company’s common stock, (b) in the stocks comprising the Russell 2000 index on that day and (c) in the stocks comprising the Standard & Poor’s Oil & Gas Equipment and Services index on that day. Reinvestment of all dividends on stocks comprising the two indices is assumed. The foregoing graphs are based on historical data and are not necessarily indicative of future performance. These graphs shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to the Regulations of 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act.

Holders of Record

Our common stock is traded on The NASDAQ Global Market under the symbol “GEOS”. On October 31, 2014, there were approximately 74 holders of record of our common stock, and the closing price per share on such date was $29.27 as quoted by The NASDAQ Global Market.

Market Information for Common Stock

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

The following table shows the high and low per share sales prices for our common stock reported on The NASDAQ Global Market.

	Low	High
Year Ended September 30, 2014:
Fourth Quarter	$34.01	$55.50
Third Quarter	41.63	66.84
Second Quarter	60.70	94.82
First Quarter	79.60	107.93

Year Ended September 30, 2013:
Fourth Quarter	$66.87	$84.82
Third Quarter	65.31	108.86
Second Quarter	82.28	113.73
First Quarter	57.00	89.13

Dividends

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

Securities Authorized for Issuance under Equity Compensation Plans

The following equity plan information is provided as of September 30, 2014:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	89,700	$17.27	1,487,000

During fiscal year 2014, we issued a total of 197,000 restricted shares of Common Stock to its officers, directors and certain key employees. The weighted average grant date fair value of the shares issued was $95.18 per share. The restrictions on the shares issued lapse in four equal annual installments commencing on the first anniversary date of the issuance. The issuances were exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.

Recent Sales of Unregistered Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Consolidated Financial Data

The following table sets forth certain selected historical financial data on a consolidated basis. We have derived the selected consolidated financial information as of September 30, 2014 and 2013 and for fiscal years 2014, 2013 and 2012 from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. We have derived the selected consolidated financial information as of September 30, 2012, 2011 and 2010 and for fiscal years 2011 and 2010 from audited consolidated formation not included herein. The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in item 7 and our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended September 30,
	2014	2013	2012	2011	2010
	(in thousands, except share and per share amounts)
Statement of Operations Data:
Revenues	$236,912	$300,607	$191,664	$172,970	$128,533
Cost of revenues	140,453	160,846	109,600	98,857	81,307
Gross profit	96,459	139,761	82,064	74,113	47,226
Operating expenses:
Selling, general and administrative	25,291	23,383	18,914	18,051	16,672
Research and development	16,536	14,694	12,167	11,529	9,925
Bad debt expense (recovery)	833	457	118	128	(479)
Total operating expenses	42,660	38,534	31,199	29,708	26,118
Income from operations	53,799	101,227	50,865	44,405	21,108
Other income (expense), net	(256)	(134)	997	214	(206)
Income before income taxes	53,543	101,093	51,862	44,619	20,902
Income tax expense	16,632	31,536	16,744	14,908	6,820
Net income	$36,911	$69,557	$35,118	$29,711	$14,082
Net income per share:
Basic (1)	$2.82	$5.40	$2.76	$2.39	$1.17
Diluted (1)	$2.81	$5.38	$2.74	$2.36	$1.14
Weighted average shares outstanding:
Basic (1)	12,950,958	12,886,372	12,735,520	12,441,313	12,062,627
Diluted (1)	12,997,009	12,938,661	12,836,239	12,572,647	12,386,036
Other Financial Data:
Depreciation and amortization expenses	$17,774	$12,229	$9,587	$7,047	$5,184
Stock-based compensation expense	4,119	544	762	736	445
Capital expenditures	33,511	41,659	35,729	20,144	6,117

	As of September 30,
	2014	2013	2012	2011	2010
	(in thousands)
Balance Sheet Data:
Working capital	$220,657	$198,464	$146,036	$124,900	$91,577
Total assets	354,986	327,225	259,022	196,801	163,496
Short-term debt	—	—	—	—	440
Long-term debt	—	931	—	—	7,260
Stockholders’ equity	329,258	289,058	214,987	177,013	136,586

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

Consolidated Results of Operations

As we have reported in the past, our revenues and operating profits have varied significantly from quarter-to-quarter, and even year-to-year, and are expected to continue that trend in the future, especially when our quarterly or annual financial results are impacted by the presence or absence of relatively large, but somewhat erratic, shipments of permanent seabed reservoir monitoring systems and/or wireless data acquisition systems for land and marine applications.

We report and evaluate financial information for two segments: Seismic and Non-Seismic. Summary financial data by business segment follows (in thousands):

	Year Ended September 30,
	2014	2013	2012
Seismic
Traditional exploration product revenues	$52,001	$49,781	$66,849
Wireless exploration product revenues	78,636	87,316	82,646
Reservoir product revenues	84,309	138,103	15,426
Total revenues	214,946	275,200	164,921
Operating income	65,159	110,118	55,990
Non-Seismic
Revenues	21,420	24,578	25,942
Operating income	2,733	3,344	4,479
Corporate
Revenues	546	829	801
Operating loss	(14,093)	(12,235)	(9,604)
Consolidated Totals
Revenues	236,912	300,607	191,664
Operating income	53,799	101,227	50,865

Overview

Fiscal Year 2014 Compared to Fiscal Year 2013

Consolidated revenues for fiscal year 2014 decreased $63.7 million, or 21.2%, from fiscal year 2013. The decrease was primarily due to lower seismic reservoir product revenue attributable to the completion of the Statoil Order in April 2014.

Consolidated gross profit for fiscal year 2014 decreased by $43.3 million, or 31.0%, from fiscal year 2013. The decrease was primarily due to lower seismic reservoir product revenue attributable to the completion of Statoil Order in April 2014 resulting in lower gross profit margins due to reduced efficiencies in our manufacturing operations.

Consolidated operating expenses for fiscal year 2014 increased $4.1 million, or 10.7%, from fiscal year 2013. The increase in operating expenses reflects higher stock-based compensation expenses and higher costs resulting from increased staffing of our administrative and research and development departments.

The U.S. statutory tax rate applicable to us for fiscal years 2014 and 2013 was 35.0%; however, our effective tax rate was 31.1% and 31.2% for fiscal years 2014 and 2013, respectively. The lower effective tax rate for both fiscal years resulted from (i) the impact of the manufacturers’/producers’ deduction available in the United States, (ii) lower tax rates applicable to income earned in foreign tax jurisdictions and (iii) research and experimentation tax credits.

Fiscal Year 2013 Compared to Fiscal Year 2012

Consolidated revenues for fiscal year 2013 increased $108.9 million, or 56.8%, from fiscal year 2012. This increase in revenue reflected greater demand for our seismic permanent reservoir monitoring products resulting from the Statoil Order.

Consolidated gross profit for fiscal year 2013 increased by $57.7 million, or 70.3%, from fiscal year 2012. The increase in gross profit resulted from increased revenues of our permanent reservoir monitoring products resulting from the Statoil Order.

Consolidated operating expenses for fiscal year 2013 increased $7.3 million, or 23.5%, from fiscal year 2012. The increase in operating expenses reflected higher personnel costs and other general expense increases associated with our sales growth and asset expansion.

The U.S. statutory tax rate applicable to us for fiscal years 2013 and 2012 was 35.0%; however, our effective tax rate was 31.2% and 32.3% for fiscal years 2013 and 2012, respectively. The lower effective tax rate for both fiscal years resulted from (i) the impact of the manufacturers’/producers’ deduction available in the United States and (ii) research and experimentation tax credits.

Segment Results of Operations

Seismic Products

Fiscal Year 2014 Compared to Fiscal Year 2013

Revenues

Revenues from our seismic products for the fiscal year ended September 30, 2014 decreased by $60.3 million, or 21.9%, from the prior fiscal year. The components of this decrease include the following:

•

Traditional Exploration Product Revenues – For the fiscal year ended September 30, 2014, revenues from our traditional products increased $2.2 million, or 4.5%, from the corresponding period of the prior fiscal year. The increase reflects higher demand for our geophone products, primarily in connection with the sale of two large GSX wireless systems in our first quarter ended December 31, 2013.  Due to increased crude oil production by non-OPEC nations and a recent decline in crude oil commodity prices, we are expecting continued softness in the seismic industry and we expect sales of our traditional seismic products to decline in fiscal year 2015.

•

Wireless Exploration Product Revenues – For the fiscal year ended September 30, 2014, revenues from our GSX and OBX wireless products decreased by $8.7 million, or 9.9%.  The decrease in revenue was primarily due to lower demand for sales of our GSX wireless products resulting from continued industry softness and increasing competition for sales of wireless data acquisition systems.  The lower product revenue was partially offset by significantly higher GSX and OBX rental revenues.  During fiscal year 2014, we sold approximately 86,000 GSX channels compared to 81,000 in the prior fiscal year, with a significant portion of the fiscal year 2014 sales comprised of 3-channel stations yielding a lower sales price per channel.  Due to soft market conditions in the seismic industry, we expect fiscal year 2015 sales of our wireless products to be lower than fiscal year 2014 levels.  Beyond fiscal year 2015, we believe future demand for our GSX and OBX products will increase as seismic contractors seek to transition their equipment to wireless systems to improve efficiencies and lower operating costs in lieu of less efficient cabled land and marine systems, although we expect order flow to continue to be erratic from quarter to quarter.

•

Reservoir Product Revenues – For the fiscal year ended September 30, 2014, revenues from our reservoir products decreased $53.8 million, or 39.0%.  The decrease in revenue was primarily due to the completion of the manufacturing of the Statoil Order in April 2014 resulting in a substantial decline in revenues from our permanent reservoir monitoring systems.   During the year ended September 30, 2014, we recognized $62.1 million of Statoil Order revenues compared to prior fiscal year revenues of $109.6 million and $18.0 million from permanent reservoir monitoring systems sold to Statoil and Shell Brasil Petróleo, respectively.  While the manufacturing portion of the Statoil Order is complete, we expect to continue to have minor amounts of future revenues from the Statoil Order for services and support.  We expect future revenues from our reservoir products to decline significantly in fiscal year 2015 compared to fiscal year 2014 due to the absence of any large-scale permanent reservoir monitoring systems being requested by major oil and gas producers for delivery in fiscal year 2015.  We continue to actively market these products to our customers.

Customer orders for our seismic products, especially large orders for our GSX and OBX wireless systems and our seabed permanent reservoir monitoring systems, generally occur irregularly making it difficult for us to predict our sales and production levels each quarter.  Furthermore, product shipping dates are generally determined by our customers and are not at our discretion.  As a result, these factors have caused past sales of our seismic products to be unpredictable, or “lumpy,” and we expect this trend to continue into the future.

Operating Income

Operating income for fiscal year 2014 decreased by $47.4 million, or 46.9%, from fiscal year 2013. The decrease was primarily due to lower seismic reservoir product revenue attributable to the completion of the Statoil Order in April 2014.

Fiscal Year 2013 Compared to Fiscal Year 2012

Revenues

Revenues of our seismic products for the fiscal year ended September 30, 2013 increased by $110.3 million, or 66.9%, from the prior fiscal year. The components of this increase include the following:

—

Traditional Exploration Product Revenues – For the fiscal year ended September 30, 2013, revenues from our traditional products decreased $17.1 million, or 25.5%, from the corresponding period of the prior fiscal year. The decline in revenues resulted from lower demand for our geophone products, marine products and connector products. We believe this decline in sales of our traditional products was partially due to a general decline in seismic exploration activities in North America caused by producers focusing investment activities on oil and gas distribution infrastructure during 2013.

—

Wireless Exploration Product Revenues – For the fiscal year ended September 30, 2013, sales and rental revenues from our GSX and OBX wireless products increased by $4.7 million, or 5.7%, from the prior fiscal year. During fiscal year 2013, we sold approximately 81,000 GSX channels, including the sale of 33,000 channels of used wireless equipment from our rental fleet which generated revenues of $22.9 million.

—

Reservoir Product Revenues – For the fiscal year ended September 30, 2013, revenues from our reservoir products increased $122.7 million, or 795.3%, from the prior fiscal year. During the year ended September 30, 2013, we recorded revenues of approximately $18.0 million for delivery of a permanent reservoir monitoring system to Shell Brasil Petróleo Ltda and we recognized revenues under the percentage of completion method of approximately $109.6 million from production of the Statoil Order.

Operating Income

Operating income for fiscal year 2013 increased $54.1 million, or 96.7%, from fiscal year 2012. The higher level of operating income resulted primarily from the recognition of revenues from our permanent reservoir monitoring systems.

Non-Seismic Products

Fiscal Year 2014 Compared to Fiscal Year 2013

Revenues

Revenues of our non-seismic products for the year ended September 30, 2014 decreased by $3.2 million, or 12.8%, from fiscal year 2013. This decrease in revenues resulted from lower sales of our offshore cable and thermal imaging products.  Sales of our offshore cable products were impacted due to constrained manufacturing capacity caused by the Statoil Order through the first half of fiscal year 2014.

Operating Income

Our operating income associated with sales of our non-seismic products for the year ended September 30, 2014 decreased by $0.6 million, or 18.3%, from fiscal year 2013.  The decrease in operating income resulted from lower sales and profit margins from sales of our industrial products.

Fiscal Year 2013 Compared to Fiscal Year 2012

Revenues

Revenues of our non-seismic products for the year ended September 30, 2013 decreased by $1.4 million, or 5.3%, from fiscal year 2012. This decrease is primarily due to lower sales of our thermal solutions and industrial sensor products to our European customers which appear to have been impacted by the region’s economic crisis.

Operating Income

Our operating income associated with sales of our non-seismic products for the year ended September 30, 2013 decreased by $1.1 million, or 25.3%, from the corresponding period of the prior fiscal year. The decrease in operating income resulted from lower sales levels, and lower profit margins due to less favorable sales mix and higher operating expenses.

Liquidity and Capital Resources

Fiscal Year 2014

At September 30, 2014, we had $33.4 million in cash and cash equivalents. For fiscal year 2014, we generated approximately $67.7 million of cash from operating activities. Sources of cash generated in our operating activities included our net income of $36.9 million. Our net income included net non-cash charges of $26.2 million for deferred income taxes, depreciation, amortization, accretion, stock-based compensation, inventory obsolescence and bad debts.  Other sources of cash and changes in working capital included (i) a $25.6 million decrease in trade accounts and notes receivable due to reduced product shipments in the fourth quarter of fiscal year 2014 compared to the prior year period and (ii) a $12.4 million decrease in costs and estimated earnings in excess of billings due to the completion of revenue recognition of the Statoil Order.  These sources of cash were primarily offset by (i) a $11.8 million decrease in accounts payable due to a reduction in inventory buying activities caused by the slowdown in customer orders, (ii) a $9.0 million adjustment to transfer gross profits from rental equipment sales to investing activities since such transactions involve the sale of long-lived assets and (iii) a $10.5 million increase in inventories (excluding the impact of $10.7 million of non-cash transfers of inventories to our rental equipment fleet).

For fiscal year 2014, we used approximately $36.7 million of cash in investing activities.  The primary use of cash was for capital expenditures of $33.5 million, including $26.7 million to expand our rental equipment fleet and $6.8 million for property and equipment.  Cash of $21.6 million was used to purchase short-term investments in order to enhance investment earnings on our available cash resources.  These uses of cash were partially offset by $16.4 million of proceeds from the sale of used rental equipment.  We expect customer demand for rentals of our OBX nodal products to increase in fiscal year 2015, resulting in estimated cash investments into our rental fleet of approximately $7 million and potential non-cash transfers from our inventory account of up to $27 million.  We estimate that cash investments in machinery and equipment will be approximately $11 million in fiscal year 2015.  In addition, capital investments related to the expansion of our Houston manufacturing and engineering facilities are estimated to be $15 million. We expect these capital expenditures will be financed from our cash on hand, internal cash flow, rental equipment sales proceeds and/or from borrowings under our Credit Agreement.

For fiscal year 2014, we used approximately $0.3 million of cash in financing activities.  We received cash proceeds of $0.6 million from the exercise of stock options and the associated tax benefit related to such exercised stock options. These proceeds were more than offset by the payment of $0.9 million outstanding under our credit agreement.

Fiscal Year 2013

At September 30, 2013, we had $2.7 million in cash and cash equivalents. For fiscal year 2013, we used approximately $57.2 million of cash from operating activities. Sources of cash generated in our operating activities included our net income of $69.6 million. Additional sources of cash included net non-cash charges of $13.1 million for deferred income taxes, depreciation, amortization, accretion, stock-based compensation, inventory obsolescence and bad debts and a $3.3 million increase accrued expenses and other. These sources of cash were offset by uses of cash which included (i) a $73.4 million increase in inventories due to current and expected future production for the Statoil Order and for production of marine and land wireless products in anticipation of future orders, (ii) a $33.7 million increase in trade accounts and notes receivable primarily resulting from increased sales and the timing of cash collections, (iii) a $13.6 million adjustment to transfer gross profits from rental equipment sales to investing activities since such transactions involve the sale of long-lived assets, (iv) a $12.4 million increase in costs and estimated earnings in excess of billings for the Statoil Order (v) a $7.5 million decrease in deferred revenue primarily due to the revenue recognition of advance payments received from Shell Brasil Petróleo Ltda, (vi) a $1.1 million decrease in income tax payable resulting from the timing of our income tax payments, (vii) a $0.7 million increase in prepaid income taxes related to intercompany product sales, (viii) a $0.5 million increase in prepaid expenses and other current assets due to vendor prepayment requirements and tax deposits and (iv) a $0.4 million decrease in accounts payable due to the timing of payments to our vendors.

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

Fiscal Year 2012

At September 30, 2012, we had $50.8 million in cash and cash equivalents. In addition, we had $20.0 million of short-term investments at September 30, 2012. For fiscal year 2012, we generated approximately $43.2 million of cash from operating activities. The primary sources of cash generated in our operating activities resulted from net income of $35.1 million. Additional sources of cash included net non-cash charges of $13.3 million for deferred income tax expense, depreciation, amortization, stock-based compensation, inventory obsolescence and bad debts. Other sources of cash from operating activities included (i) a $12.2 million increase in accounts payable due to increased purchases of raw materials, (ii) a $7.9 million increase in deferred revenue resulting from an increase in the amount of advanced payments received from our customers, (iii) a $3.8 million decrease in trade accounts and notes receivable primarily resulting from improved cash receipts from customers during fiscal year 2012 and (iv) a $0.6 million increase in accrued expenses and other, including a $1.6 million increase in incentive compensation expenses due to increased consolidated pretax earnings. These sources of cash were offset by (i) a $15.6 million increase in inventories due to increasing levels of work-in-process resulting from known and anticipated product orders, rental equipment demands and the production of a permanent seabed acquisition for Shell Brasil Petróleo Ltda , (ii) a $10.0 million adjustment to transfer gross profits from rental equipment sales to investing activities since such transactions involve the sale of long-lived assets, and (iii) a $4.5 million increase in prepaid income taxes related to intercompany sales.

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

Contractual Obligations

For information regarding our contractual obligations over the course of the next five years, please refer to Note 11 and Note 17 to our consolidated financial statements contained in this Annual Report, which provide detailed information regarding repayment of our Credit Agreement and an operating lease.

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

Except for revenues recognized using the percentage-of-completion method discussed below, we primarily derive our revenues from product sales and product rentals under short-term operating leases. Our products are produced in a standard manufacturing operation. We recognize revenue from product sales when (i) title passes to the customer, (ii) the customer assumes risks and rewards of ownership, (iii) the product sales price has been determined, (iv) collectability of the sales price is reasonably assured and (v) product delivery occurs as directed by our customer. We recognize rental revenues as earned over the rental period. Rentals of our equipment generally range from daily rentals to rental periods of up to six months or longer. Service revenues are recognized when services are rendered and are generally priced on a per day rate. Except for certain of our permanent reservoir monitoring products, our products are generally sold without any customer acceptance provisions and our standard terms of sale do not allow customers to return products for credit.

We utilize the percentage-of-completion method (the “POC Method”) to recognize revenues and costs on future contracts having the following characteristics:

—	the contract requires significant custom designs for customer specific applications;
—	the product design requires significant engineering efforts;
—	the contract requires the customer to make progress payments during the contract term; and
—	the contract requires at least 90-days of engineering and manufacturing effort.

The POC Method requires our senior management to make estimates, at least quarterly, of the (i) total costs of the contract, (ii) manufacturing progress against the contract and (iii) the estimated cost to complete the contract. These estimates will impact the amount of revenue and gross profit we will recognize for each reporting period. Significant estimates that may affect future cost to complete a contract include the cost and availability of raw materials and component parts, engineering services, manufacturing equipment, labor, manufacturing capacity, factory productivity, contract penalties and disputes, product warranties and other contingent factors. The cumulative impact of periodic revisions to the future cost to complete a contract will be reflected in the period in which these changes become known, including, to the extent required, the recognition of losses at the time such losses are known and estimable on contracts in progress. Due to the various estimates inherent in the POC Method, actual results could differ from those estimates.

Most of our products do not require installation assistance or sophisticated instruction. We offer a standard product warranty, which obligates us to repair or replace equipment with manufacturing defects. We maintain a reserve for future warranty costs based on historical experience or, in the absence of historical experience, management estimates.

Management’s Current Outlook and Assumptions

Our estimates as to future results and industry trends, to the extent described in this document, are primarily based on assumptions regarding the future level of seismic exploration activity and permanent reservoir monitoring projects, and in turn, their effect on the demand and pricing of our products and services. Our analysis of the market and its impact on us is based upon the following assumptions:

—

We believe the impact of political conditions and hostilities around the world, including those in Ukraine and the Middle East, which may impact oil and gas commodity prices, will not cause a significant increase or decrease in demand for our seismic products for the foreseeable future.

—

Over the past several years, significant seismic activities in North America were focused on the continent’s numerous shale reservoirs.  While these seismic activities have aided in the finding and definition of these reservoirs, improved drilling and completion techniques have allowed producers to economically extract crude oil from these unconventional shale basins.  As crude oil production from these reservoirs continues to increase, the net U.S. demand for foreign sources of crude oil is decreasing, which has caused volatility in worldwide crude oil commodity prices. These factors along with a recently announced price cut by OPEC have resulted in crude oil commodity price declines of more than 25% since June 2014.  Despite this recent decline in crude oil prices, many economical drilling prospects remain in these shale basins, and we expect North American producers to target a majority of their 2015 capital budgets on shale basin drilling and completion activities while capital spending for exploratory activities such as new seismic data will remain low.  Therefore, we believe demand for seismic services and new seismic equipment in North America will again be challenged in fiscal year 2015, and we expect that our traditional and wireless seismic product sales to our North American customers will decline compared to fiscal year 2014 levels.

—

Many of our traditional seismic products are characterized as low margin commodity products with intense international competition. Sales levels for these products have been relatively flat or declining since fiscal year 2010, and we do not expect sales levels for these lower margin products to grow during fiscal year 2015. As we focus our product development and production activities toward higher margin specialty products and new technologies, especially our wireless and reservoir products, we expect sales of these lower margin traditional seismic products to decline in the future.

—

Equipment rentals were 11.5% of our fiscal year 2014 consolidated revenues. Rental revenues are primarily derived from short-term lease of our GSX and OBX wireless products and, to a lesser extent, from our traditional and reservoir products. We expect moderate customer demand for our GSX land-based wireless equipment in fiscal year 2015 and, therefore, we do not expect to expand our GSX rental fleet significantly in fiscal year 2015. However, we do expect increasing demand for our OBX ocean-bottom wireless products in fiscal year 2015 and, therefore, we expect to make significant investments into our OBX rental fleet in fiscal year 2015. Primarily as a result of the expected increase in OBX rental demand, we expect fiscal year 2015 rental revenues from our seismic products to increase over fiscal year 2014 levels.

—

During fiscal year 2013, we recognized revenues of $127.6 million related to our permanent reservoir monitoring systems, with such revenues representing 42% of our consolidated revenues during fiscal year 2013.  During fiscal year 2014, we recognized revenues of $71.5 million related to our permanent reservoir monitoring systems, with such revenues representing 30.2% of our consolidated revenues during fiscal year 2014.   We did not receive any significant orders for large-scale seabed permanent reservoir monitoring systems in fiscal year 2014 and we currently do not expect to receive any such orders in fiscal year 2015 which could significantly impact our fiscal year 2015 revenues and profits.  As a result, we expect revenues and profits from our reservoir products to decline significantly in fiscal year 2015.

—

We expect fiscal year 2015 revenues from our non-seismic products to modestly increase over fiscal year 2014 levels, with our offshore and industrial products contributing the majority of this increase.

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

Foreign Currency and Operations Risk

One of our wholly-owned subsidiaries, Geospace Technologies Eurasia, is located in the Russian Federation. In addition, we operate a branch office, Geospace Technologies Sucursal Sudamericana, in Colombia. Our financial results for these entities may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions or changes in the political climate. Our consolidated balance sheet at September 30, 2014 reflected approximately $11.4 million and $1.8 million of net working capital related to our Russian and Colombian operations, respectively. Both of these entities receive a portion of their revenues and pay a majority of their expenses primarily in their local currency. To the extent that transactions of these entities are settled in their local currency, a devaluation of these currencies versus the U.S. dollar could reduce any contribution from these entities to our consolidated results of operations and total comprehensive income as reported in U.S. dollars. We do not hedge the market risk with respect to our operations in these countries; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of such currencies versus U.S. dollars to the extent such disruptions result in any reduced valuation of these foreign entities’ net working capital or future contributions to our consolidated results of operations. At September 30, 2014, the foreign exchange rate for $1.00 (one U.S. dollar) was equal to 39.5 Russian Rubles and 2,056 Colombian Pesos, respectively. If the value of the U.S. dollar were to decline by ten percent against these foreign currencies, our working capital in the Russian Federation and Colombia could decline by $1.1 million and $0.2 million, respectively.

Foreign Currency Intercompany Accounts and Notes Receivable

From time to time, we provide access to capital to our foreign subsidiaries through U.S. dollar denominated interest bearing promissory notes. Such funds are generally used by our foreign subsidiaries to purchase capital assets and for general working capital needs. In addition, we sell products to our foreign subsidiaries on trade credit terms in both U.S. dollars and in the subsidiary’s local currency. Because we have intercompany debts denominated in foreign currencies, any appreciation or devaluation of such foreign currencies against the U.S. dollar will result in a gain or loss, respectively, to our consolidated statement of operations. At September 30, 2014, we had outstanding intercompany accounts receivable of $26.6 million from our Canadian subsidiary which are denominated in Canadian dollars. In August 2014, we entered into a $30.0 million hedge agreement with a United States bank to hedge our Canadian dollar exposure, resulting in the hedge exceeding our Canadian dollar intercompany accounts receivable by $3.4 million at September 30, 2014. The foreign exchange rate for $1.00 (one U.S. dollar) was equal to 0.89 Canadian dollars at September 30, 2014.  If the U.S. dollar exchange rate were to weaken by ten percent against the Canadian dollar, we would recognize a foreign exchange loss of $0.3 million in our consolidated financial statements.

Floating Interest Rate Risk

The Credit Agreement contains a floating interest rate, which subjects us to the risk of increased interest costs associated with any upward movements in bank market interest rates. Under the Credit Agreement our borrowing interest rate is a LIBOR based rate plus 250 to 325 basis points. The interest rate at September 30, 2014 was 2.7%. As of September 30, 2014 and 2013, we had zero and $0.9 million, respectively, borrowed under the Credit Agreement.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Notwithstanding the foregoing, there can be no assurance that our disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in our reports.

In connection with the preparation of this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our management, including the CEO and CFO, as of September 30, 2014 of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective as of September 30, 2014.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework (1992). Based on this assessment, our management concluded that, as of September 30, 2014, our internal control over financial reporting is effective based on those criteria.

Our internal control over financial reporting as of September 30, 2014 has been audited by UHY LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 2015 Annual Meeting of Stockholders under the captions “Election of Directors”, “Executive Officers and Compensation,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 2015 Annual Meeting of Stockholders under the caption “Executive Officers and Compensation” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 2015 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference, and in Item 5, “Market for Registrant’s Common Equity and Related Stockholder Matters,” contained in Part II hereof.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 2015 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 2015 Annual Meeting of Stockholders under the caption “Independent Public Accountants” and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

3.2	Certificate of Ownership and Merger effective October 1, 2012 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed October 1, 2012).

3.3

Amended and Restated Bylaws of Geospace Technologies Corporation dated September 27, 2012 (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed October 1, 2012).

4.1

Restated Certificate of Incorporation of OYO Geospace Corporation (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed September 30, 1997 (Registration No. 333-36727)).

10.1

Employment Agreement dated as of August 1, 1997, between the Company and Gary D. Owens (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed September 30, 1997 (Registration No. 333-36727)).*

10.2

Employment Agreement dated as of August 1, 1997, between the Company and Michael J. Sheen (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed September 30, 1997 (Registration No. 333-36727)).*

10.3

OYO Geospace Corporation 1997 Key Employee Stock Option Plan (incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed November 5, 1997 (Registration No. 333-36727)).*

10.4

Amendment No. 1 to OYO Geospace Corporation 1997 Key Employee Stock Option Plan, dated February 2, 1998 (incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended September 30, 1998).*

10.5

Amendment No. 2 to OYO Geospace Corporation 1997 Key Employee Stock Option Plan, dated November 16, 1998 (incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended September 30, 1998).*

10.6

Amendment No. 3 to OYO Geospace Corporation 1997 Key Employee Stock Option Plan, dated November 10, 2000 (incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed February 15, 2005 (Registration No. 333-122835)).*

10.7

Amendment No. 4 to OYO Geospace Corporation 1997 Key Employee Stock Option Plan, dated February 8, 2005 (incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed February 15, 2005 (Registration No. 333-122835)).*

10.8

Amendment No. 5 to OYO Geospace Corporation 1997 Key Employee Stock Option Plan, dated January 1, 2009 (incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended September 30, 2013).*

10.9

Amendment No. 6 to OYO Geospace Corporation 1997 Key Employee Stock Option Plan, approved by stockholders August 20, 2013 (incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended September 30, 2013). *

10.10	Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-8 filed May 21, 2014).*

10.11	Form of Employee Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Form S-8 filed May 21, 2014).*

10.12	Form of Employee Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Form S-8 filed May 21, 2014).*

10.13	Form of Consultant Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Form S-8 filed May 21, 2014).*

Exhibit Number	Description of Documents

10.14	Form of Consultant Stock Option Award Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Form S-8 filed May 21, 2014).*

10.15	Form of Director Stock Option Award Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Form S-8 filed May 21, 2014).*

10.16	Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s Form S-8 filed May 21, 2014).*

10.17	Geospace Technologies Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed on December 11, 2013).*

10.18	Form of Director Indemnification Agreement (incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed November 18, 1997 (Registration No. 333-36727)).

10.19

Geospace Technologies Corporation Fiscal Year 2013 Bonus Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 filed February 7, 2013).*

10.20

First Amendment effective October 1, 2008 to Employment Agreement dated as of August 1, 1997, between the Company and Gary D. Owens (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, filed February 5, 2010).*

10.21

First Amendment effective October 1, 2008 to Employment Agreement dated as of August 1, 1997, between the Company and Michael J. Sheen (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, filed February 5, 2010).*

10.22

Loan Agreement dated September 27, 2013 among Geospace Technologies Corporation, as borrower, certain subsidiaries of Geospace Technologies Corporation, as guarantors, and Frost Bank, as lender (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed October 1, 2013).

10.23

First Amendment to Loan Agreement effective September 27, 2013 among Geospace Technologies Corporation, as borrower, certain subsidiaries of Geospace Technologies Corporation, as guarantors, and Frost Bank, as lender (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed December 18, 2013).

10.24

Revolving Promissory Note dated September 27, 2013 made by Geospace Technologies Corporation payable to Frost Bank (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed October 1, 2013).

10.25

Employment Agreement effective as of January 1, 2012, by and between OYO Geospace Corporation and Walter R. Wheeler (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed December 9, 2011).*

10.26

Employment Agreement effective as of January 1, 2012, by and between OYO Geospace Corporation and Robbin B. Adams (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed December 9, 2011).*

10.27

Employment Agreement effective as of January 1, 2012, by and between OYO Geospace Corporation and Thomas T. McEntire (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed December 9, 2011).*

10.28

Geospace Technologies Corporation Fiscal Year 2014 Bonus Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 filed February 6, 2014).*

21.1	Subsidiaries of the Registrant.**

23.1	Consent of UHY LLP, Independent Registered Public Accounting Firm.**

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101	Interactive data file.**

*	This exhibit is a management contract or a compensatory plan or arrangement.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOSPACE TECHNOLOGIES CORPORATION

By:	/s/ WALTER R. WHEELER
Walter R. Wheeler, President and Chief Executive Officer
November 21, 2014

Pursuant to the requirements of the Securities Exchange Act, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ WALTER R. WHEELER	President and Chief Executive Officer	November 21, 2014
Walter R. Wheeler	(Principal Executive Officer)
/s/ THOMAS T. McENTIRE	Vice President, Chief Financial Officer	November 21, 2014
Thomas T. McEntire	(Principal Financial Officer and Accounting Officer and Secretary)
/s/ GARY D. OWENS	Chairman of the Board	November 21, 2014
Gary D. Owens
/s/ WILLIAM H. MOODY	Director	November 21, 2014
William H. Moody
/s/ TINA M. LANGTRY	Director	November 21, 2014
Tina M. Langtry
/s/ MICHAEL J. SHEEN	Director	November 21, 2014
Michael J. Sheen
/s/ THOMAS L. DAVIS	Director	November 21, 2014
Thomas L. Davis
/s/ CHARLES H. STILL	Director	November 21, 2014
Charles H. Still
/s/ RICHARD F. MILES	Director	November 21, 2014
Richard F. Miles

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Geospace Technologies Corporation:

We have audited the accompanying consolidated balance sheets of Geospace Technologies Corporation and subsidiaries (“the Company”) as of September 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three fiscal years in the period ended September 30, 2014. Our audits also included the financial statement schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Geospace Technologies Corporation and subsidiaries as of September 30, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended September 30, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Geospace Technologies Corporation and subsidiaries’ internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 21, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ UHY LLP

Houston, Texas

November 21, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Geospace Technologies Corporation:

We have audited Geospace Technologies Corporation and subsidiaries’ (“the Company”) internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Part II, Item 9A of this Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Geospace Technologies Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Geospace Technologies Corporation and subsidiaries as of September 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three fiscal years in the period ended September 30, 2014, and our report dated November 21, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ UHY LLP

Houston, Texas

November 21, 2014

Geospace Technologies Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share amounts)

	AS OF SEPTEMBER 30,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$33,357	$2,726
Short-term investments	19,861	—
Trade accounts receivable, net of allowance of $1,125 and $376	24,602	49,756
Current portion of notes receivable	3,786	5,290
Inventories, net	145,890	149,548
Costs and estimated earnings in excess of billings	—	12,400
Deferred income tax assets	7,244	7,056
Prepaid expenses and other current assets	9,268	6,327
Total current assets	244,008	233,103
Rental equipment, net	53,873	36,908
Property, plant and equipment, net	49,205	48,480
Goodwill	1,843	1,843
Non-current deferred income tax assets	75	594
Non-current notes receivable	28	—
Prepaid income taxes	5,848	6,201
Other assets	106	96
Total assets	$354,986	$327,225
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable trade	$4,964	$16,737
Accrued expenses and other current liabilities	14,590	16,638
Deferred revenue	3,752	1,093
Deferred income tax liabilities	23	12
Income tax payable	22	159
Total current liabilities	23,351	34,639
Long-term debt	—	931
Non-current deferred income tax liabilities	2,377	2,597
Total liabilities	25,728	38,167
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized,13,147,416 and 12,942,066 shares issued and outstanding	131	129
Additional paid-in capital	70,704	65,985
Retained earnings	260,919	224,008
Accumulated other comprehensive loss	(2,496)	(1,064)
Total stockholders’ equity	329,258	289,058
Total liabilities and stockholders’ equity	$354,986	$327,225

The accompanying notes are an integral part of the consolidated financial statements.

Geospace Technologies Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	YEAR ENDED SEPTEMBER 30,
	2014	2013	2012
Revenues:
Products	$209,581	$287,233	$175,378
Rental equipment	27,331	13,374	16,286
Total revenues	236,912	300,607	191,664
Cost of revenues:
Products	125,497	152,659	103,789
Rental equipment	14,956	8,187	5,811
Total costs of revenues	140,453	160,846	109,600
Gross profit	96,459	139,761	82,064
Operating expenses:
Selling, general and administrative expenses	25,291	23,383	18,914
Research and development expenses	16,536	14,694	12,167
Bad debt expense	833	457	118
Total operating expenses	42,660	38,534	31,199
Income from operations	53,799	101,227	50,865
Other income (expense):
Interest expense	(471)	(260)	(199)
Interest income	123	880	743
Foreign exchange gains (losses)	182	(708)	457
Other, net	(90)	(46)	(4)
Total other income (expense), net	(256)	(134)	997
Income before income taxes	53,543	101,093	51,862
Income tax expense	16,632	31,536	16,744
Net income	$36,911	$69,557	$35,118
Earnings per common share:
Basic	$2.82	$5.40	$2.76
Diluted	$2.81	$5.38	$2.74
Weighted average common shares outstanding:
Basic	12,950,958	12,886,372	12,735,520
Diluted	12,997,009	12,938,661	12,836,239

The accompanying notes are an integral part of the consolidated financial statements.

Geospace Technologies Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

	YEAR ENDED SEPTEMBER 30,
	2014	2013	2012
Net income	$36,911	$69,557	$35,118
Other comprehensive income (loss):
Change in unrealized gains (losses) on available-for-sale securities (net of tax)	(26)	(11)	41
Reclassification adjustment (gains) losses included in net income (net of tax)	—	(19)	1
	(26)	(30)	42
Foreign currency translation adjustments	(1,406)	(809)	(437)
Other comprehensive loss	(1,432)	(839)	(395)
Total comprehensive income	$35,479	$68,718	$34,723

The accompanying notes are an integral part of the consolidated financial statements.

Geospace Technologies Corporation and Subsidiaries

Consolidated Statement of Stockholders’ Equity

For the years ended September 30, 2014, 2013 and 2012

(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at October 1, 2011	12,702,516	$128	$57,382	$119,333	$170	$177,013
Net income	—	—	—	35,118	—	35,118
Other comprehensive loss	—	—	—	—	(395)	(395)
Excess tax benefit from share-based compensation		—	1,131	—	—	1,131
Issuance of common stock pursuant to exercise of options, net of tax	99,644	—	1,358	—	—	1,358
Stock-based compensation expense	—	—	762	—	—	762
Balance at September 30, 2012	12,802,160	128	60,633	154,451	(225)	214,987
Net income	—	—	—	69,557	—	69,557
Other comprehensive loss	—	—	—	—	(839)	(839)
Excess tax benefit from share-based compensation	—	—	3,390	—	—	3,390
Issuance of common stock pursuant to exercise of options, net of tax	139,906	1	1,418	—	—	1,419
Stock-based compensation expense	—	—	544	—	—	544
Balance at September 30, 2013	12,942,066	129	65,985	224,008	(1,064)	289,058
Net income	—	—	—	36,911	—	36,911
Other comprehensive loss	—	—	—	—	(1,432)	(1,432)
Excess tax benefit from share-based compensation	—	—	178	—	—	178
Issuance of restricted stock	197,000	2	(2)	—	—	—
Forfeiture of restricted stock	(8,000)	—	—	—	—	—
Issuance of common stock pursuant to exercise of options, net of tax	16,350	—	424	—	—	424
Stock-based compensation expense	—	—	4,119	—	—	4,119
Balance at September 30, 2014	13,147,416	$131	$70,704	$260,919	$(2,496)	$329,258

The accompanying notes are an integral part of the consolidated financial statements.

Geospace Technologies Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	YEAR ENDED SEPTEMBER 30,
	2014	2013	2012
Cash flows from operating activities:
Net income	$36,911	$69,557	$35,118
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax expense (benefit)	818	(523)	808
Depreciation and amortization	17,774	12,229	9,587
Accretion of discounts on short-term-investments	49	162	208
Stock-based compensation expense	4,119	544	762
Bad debt expense	833	457	118
Inventory obsolescence expense	2,617	187	1,793
Gross profit from sale of used rental equipment	(9,031)	(13,627)	(9,992)
(Gain) loss on disposal of property, plant and equipment	(64)	301	(34)
Realized (gain) loss on short-term investments	—	(19)	1
Effects of changes in operating assets and liabilities:
Trade accounts and notes receivable	25,605	(33,717)	3,781
Inventories	(10,452)	(73,357)	(15,630)
Costs and estimated earnings in excess of billings	12,400	(12,400)	—
Prepaid expenses and other current assets	(1,641)	(458)	(293)
Prepaid income taxes	353	(722)	(4,500)
Accounts payable trade	(11,756)	(442)	12,151
Accrued expenses and other	(3,435)	3,324	576
Deferred revenue	2,685	(7,541)	7,897
Income taxes payable	(135)	(1,116)	873
Net cash provided by (used in) operating activities	67,650	(57,161)	43,224
Cash flows from investing activities:
Purchase of property, plant and equipment	(6,792)	(19,384)	(4,013)
Proceeds from the sale of property, plant and equipment	27	--	17
Investment in rental equipment	(26,719)	(22,275)	(31,716)
Proceeds from the sale of used rental equipment	16,390	25,497	24,184
Purchases of short-term investments	(21,610)	(1,587)	(16,823)
Proceeds from the sale of short-term investments	2,000	21,139	2,030
Net cash provided by (used in) investing activities	(36,704)	3,390	(26,321)
Cash flows from financing activities:
Net (payments) borrowings under line of credit	(931)	931	—
Excess tax benefits from stock-based compensation	178	3,390	1,131
Proceeds from exercise of stock options and other	424	1,419	1,358
Net cash provided by (used in) financing activities	(329)	5,740	2,489
Effect of exchange rate changes on cash	14	5	(28)
Increase (decrease) in cash and cash equivalents	30,631	(48,026)	19,364
Cash and cash equivalents, beginning of fiscal year	2,726	50,752	31,388
Cash and cash equivalents, end of fiscal year	$33,357	$2,726	$50,752

The accompanying notes are an integral part of the consolidated financial statements.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies:

The Company

Geospace Technologies Corporation (“Geospace”) designs and manufactures instruments and equipment used by the oil and gas industry to acquire seismic data in order to locate, characterize and monitor hydrocarbon producing reservoirs. Geospace also designs and manufactures non-seismic products, including industrial products, offshore cables, thermal imaging equipment and film. Geospace and its subsidiaries are referred to collectively as the “Company”.

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

Short-term Investments

The Company classifies its short-term investments consisting of corporate bonds, government bonds and other such similar investments as available-for-sale securities. Available-for-sale securities are carried at fair market value with net unrealized holding gains and losses reported each period as a component of comprehensive income in stockholders’ equity. The Company’s short-term investments have contractual maturities ranging from July 2015 to October 2016. See Note 2 for additional information.

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

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The Company sells products to customers throughout the United States and various foreign countries. The Company’s normal credit terms for trade receivables are 30 days. In certain situations, credit terms may be extended to 60 days or longer. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for its trade receivables. Additionally, the Company provides long-term financing in the form of promissory notes when competitive conditions require such financing. In such cases, the Company may require collateral. Allowances are recognized for potential credit losses. At September 30, 2014, the Company had three customers comprising 22.8%, 15.6% and 14.2% of its trade accounts receivable. At September 30, 2013, the Company had one customer comprising 25.4% of its trade accounts receivable. The Company had two customers comprising 71.8% and 27.1% of its notes receivable balance at September 30, 2014.  The Company had two customers comprising 60.0% and 39.1% of its notes receivable balance at September 30, 2013.  One customer comprised 26.4% of the Company’s revenues during fiscal year 2014.  One customer comprised 36.5% of the Company’s revenues during fiscal year 2013. One customer comprised 17.7% of the Company’s revenues during fiscal year 2012.

One of our wholly-owned subsidiaries, Geospace Technologies Eurasia, is located in the Russian Federation. In addition, we operate a branch office, Geospace Technologies Sucursal Sudamericana, in Colombia. Our financial results for these entities may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions or changes in the political climate. Our consolidated balance sheets at September 30, 2014 reflected approximately $11.4 million and $1.8 million of net working capital related to our Russian and Colombian operations, respectively. Both of these entities receive a portion of their revenues and pay a majority of their expenses primarily in their local currency. During the fiscal years ended September 30, 2014 and 2013, our Russian subsidiary received approximately $10.2 million and $7.7 million, respectively of its revenues in U.S. dollars as a result of intercompany sales to our subsidiary located in the United States.  To the extent that transactions of these entities are settled in their local currency, a devaluation of these currencies versus the U.S. dollar could reduce any contribution from these entities to our consolidated results of operations and total comprehensive income as reported in U.S. dollars. We do not hedge the market risk with respect to our operations in these countries; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of such currencies versus U.S. dollars to the extent such disruptions result in any reduced valuation of these foreign entities’ net working capital or future contributions to our consolidated results of operations.

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

Expenditures for renewals and betterments are capitalized. Repairs and maintenance expenditures are charged to expense as incurred. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and any gain or loss thereon is reflected in the statements of operations.

Patents

Patents are amortized over the legal life of the patent or the estimated useful life of the patent, whichever is shorter. At September 30, 2014, the Company’s patents were fully amortized.  No patent amortization expense was incurred during fiscal year 2014.  Patent amortization expense was approximately $0.1 million and $0.2 million, respectively, during each of fiscal years 2013 and 2012.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

Goodwill

For the fiscal year ended September 30, 2014, the Company follows the simplified procedures for analyzing goodwill impairment. The guidance on the testing of goodwill for impairment provides the option to first assess qualitative factors to determine if the annual two-step test of goodwill for impairment must be performed. If, based on the qualitative assessment of events or circumstances, an entity determines it is more likely than not that the goodwill fair value is more than its carrying amount then it is not necessary to perform the two-step impairment test. However, if an entity concludes otherwise, then the two-step impairment test must be performed to identify potential impairment and to measure the amount of goodwill impairment, if any. The Company determined that it is more likely than not that the fair value of its goodwill was more than its carrying amount of $1.8 million and the two-step process was not necessary for the fiscal year ended September 30, 2014.

Revenue Recognition

The Company primarily derives revenue from the sale of its manufactured products, including revenues derived from the sale of its manufactured rental equipment. In addition, the Company generates revenue from the short-term rental under operating leases of its manufactured products. Except for revenues recognized using the percentage-of-completion method discussed below, the Company recognizes revenue from product sales, including the sale of used rental equipment, when (i) title passes to the customer, (ii) the customer assumes risks and rewards of ownership, (iii) the product sales price has been determined, (iv) collectability of the sales price is reasonably assured and (v) product delivery occurs as directed by the customer. Except for certain of the Company’s permanent reservoir monitoring products, the Company’s products are generally sold without any customer acceptance provisions and the Company’s standard terms of sale do not allow customers to return products for credit. The Company recognizes rental revenues as earned over the rental period. Rentals of the Company’s equipment generally range from daily rentals to rental periods of up to six months or longer. Revenues from engineering services are recognized as services are rendered over the duration of a project, or as billed on a per hour basis. Field service revenues are recognized when services are rendered and are generally priced on a per day rate.

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

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

Changes in the product warranty reserve are reflected in the following table (in thousands):

Balance at October 1, 2011	$2,123
Accruals for warranties issued during the year	1,354
Settlements made (in cash or in kind) during the year	(1,169)
Balance at September 30, 2012	2,308
Accruals for warranties issued during the year	681
Settlements made (in cash or in kind) during the year	(1,037)
Balance at September 30, 2013	1,952
Accruals for warranties issued during the year	324
Settlements made (in cash or in kind) during the year	(1,325)
Balance at September 30, 2014	$951

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

During fiscal year 2014, the Company issued 197,000 shares of restricted stock.  The weighted average grant date fair value of the shares issued was $95.18 per share.  No restricted stock was issued during fiscal years 2013 and 2012.  No stock options were granted during fiscal years 2014, 2013 and 2012.

The Company recorded stock-based compensation expense of $4.1 million, $0.5 million and $0.8 million for the fiscal years ended September 30, 2014, 2013 and 2012, respectively.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

Shipping and Handling Costs

Amounts billed to a customer in a sales transaction related to reimbursable shipping and handling costs are included in revenues and the associated costs incurred by the Company for reimbursable shipping and handling expenses are reported in cost of sales. The Company had shipping and handling expenses of $0.9 million, $1.4 million and $1.0 million for each of the fiscal years ended September 30, 2014, 2013 and 2012, respectively.

Income Taxes

Income taxes are presented in accordance with the Financial Accounting Standards Board (“FASB”) guidance for accounting for income taxes. The estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carrybacks and carryforwards are recorded. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities (temporary differences) and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company periodically reviews the recoverability of tax assets recorded on the balance sheet and provides valuation allowances if it is more likely than not that such assets will not be realized.

Recent Accounting Pronouncements

Income taxes are presented in accordance with FASB guidance for accounting for income taxes. In May 2014, the FASB issued Accounting Standards Update 2014-09 “Revenue from Contracts with Customer (Topic 606).” The amendment applies a new five-step revenue recognition model to be used in recognizing revenues associated with customer contracts. The amendment requires disclosure sufficient to enable readers of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures, significant judgments and changes in judgments and assets recognized from the costs to obtain or fulfill the contract. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the new guidance to determine the impact on its consolidated financial statements.

2. Short-term Investments

During the fiscal year ended September 30, 2014, the Company purchased short-term investments of $21.6 million and sold short-term investments of $2.0 million. During the fiscal years ended September 30, 2014, 2013 and 2012 the Company realized gains (losses) of zero, $19,000 and ($1,000), respectively, from the sale of short-term investments. The realized gains and losses are recorded in Other Income (Expense). At September 30, 2014, the Company’s short-term investments were composed of the following (in thousands):

	AS OF SEPTEMBER 30, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate bonds	$14,262	$—	$(27)	$14,235
Government bonds	5,638	—	(12)	5,626
Total	$19,900	$—	$(39)	$19,861

The Company had no short-term investments outstanding at September 30, 2013.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

3. Derivative Financial Instruments

At September 30, 2014 and 2013, the Company’s Canadian subsidiary had $26.6 million and $28.3 million, respectively, of Canadian dollar denominated intercompany accounts payable owed to the Company’s U.S. subsidiary. In order to mitigate its exposure to movements in foreign currency rates between the U.S. dollar and Canadian dollar, the Company routinely enters into foreign currency forward contracts to hedge a portion or all of its exposure to changes in the value of the Canadian dollar. At September 30, 2014, the Company was a party to a $30.0 million foreign currency forward contract. This contract reduces the impact on cash flows from movements in the Canadian dollar/U.S. dollar currency exchange rate. At September 30, 2014, the Company had an accrued unrealized foreign exchange gain of $0.8 million under this contract.

The following table summarizes the gross fair value of all derivative instruments, which are not designated as hedging instruments and their location in the consolidated balance sheets (in thousands):

Derivative Instrument	Location	SEPTEMBER 30, 2014	SEPTEMBER 30, 2013
Foreign Currency Forward Contracts	Prepaid Expenses and Other Current Assets	$795	$—
Foreign Currency Forward Contracts	Accrued Expenses and Other Current Liabilities	—	351
		$795	$351

The following table summarizes the impact of the Company’s derivatives on the consolidated statements of operations for the fiscal years ended September 30, 2014, 2013 and 2012 (in thousands):

		FOR THE YEAR ENDED
Derivative Instrument	Location of Gain (loss) on Derivative Instrument	SEPTEMBER 30, 2014	SEPTEMBER 30, 2013	SEPTEMBER 30, 2012

Foreign Currency Forward Contracts	Other Income (Expense)	$2,439	$398	$(394)
		$2,439	$398	$(394)

Amounts in the above table include realized and unrealized derivative gains and losses.

4. Fair Value of Financial Instruments

At September 30, 2014, the Company’s financial instruments included cash and cash equivalents, trade and other receivables, other current assets, accounts payable, other current liabilities and long-term debt. Due to the short-term maturities of cash and cash equivalents, trade and other receivables, other current assets, accounts payable, other current liabilities and long-term debt, the carrying amounts approximate fair value on the respective balance sheet dates.

The Company measures short-term investments and derivatives at fair value on a recurring basis.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following tables present the fair value of the Company’s short-term investments and foreign currency forward contracts at September 30, 2014 and 2013, respectively, by valuation hierarchy and input (in thousands):

	AS OF SEPTEMBER 30, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)
Short-term investments:
Corporate bonds	$14,235	$14,235	$—	$—
Government bonds	5,626	5,626	—	—
Foreign currency forward contract	795	—	795	—
Total	$20,656	$19,861	$795	$—

	As of SEPTEMBER 30, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)
Foreign currency forward contract	$(351)	$—	$(351)	$—
Total	$(351)	$—	$(351)	$—

5. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	Unrealized Gains and Losses on Available-for- Sale Securities	Foreign Currency Translation Adjustments	Total
Balance at October 1, 2011	$(12)	$182	$170
Other comprehensive income before reclassifications	43	(437)	(394)
Amounts reclassified from accumulated other comprehensive income	(1)	—	(1)
Net period other comprehensive income (loss)	42	(437)	(395)
Balance at September 30, 2012	$30	$(255)	$(225)
Other comprehensive income before reclassifications	(11)	(809)	(820)
Amounts reclassified from accumulated other comprehensive income	(19)	—	(19)
Net period other comprehensive loss	(30)	(809)	(839)
Balance at September 30, 2013	—	(1,064)	(1,064)
Other comprehensive loss	(26)	(1,406)	(1,432)
Balance at September 30, 2014	$(26)	$(2,470)	$(2,496)

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

6. Inventories

Inventories consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2014	2013
Finished goods and sub-assemblies	$42,473	$44,391
Work in progress	28,582	25,156
Raw materials	82,599	86,933
Obsolescence reserve	(7,764)	(6,932)
	$145,890	$149,548

Inventory obsolescence expense was approximately $2.6 million, $0.2 million and $1.8 million during fiscal years 2014, 2013 and 2012, respectively.

7. Percentage of Completion

The Company utilizes the POC Method to recognize revenues under certain customer contracts.  The balance sheets reflect cost and estimated earnings in excess of billings as follows (in thousands):

	AS OF SEPTEMBER 30,
	2014	2013
Cumulative contract revenues earned to date	$—	$109,565
Less contract billings to date	—	97,165
Costs and estimated earnings in excess of billings	$—	$12,400

8. Accounts and Notes Receivable

The Company’s current trade accounts receivable consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2014	2013
Trade accounts receivable	$25,727	$50,132
Allowance for doubtful accounts	(1,125)	(376)
	$24,602	$49,756

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

Notes receivable are reflected in the following table (in thousands):

	SEPTEMBER 30, 2014	SEPTEMBER 30, 2013
Notes receivable	$3,814	$5,290
Allowance for doubtful notes	—	—
	3,814	5,290
Less current portion	3,786	5,290
Non-current notes receivable	$28	$—

Notes receivable are generally collateralized by the products sold, and bear interest at rates ranging up to 11.0% per year. The notes receivable of $3.8 million will mature at various times through May 2017. The Company has, on occasion, extended or renewed notes receivable as they mature, but there is no obligation to do so.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

9. Rental Equipment

Rental equipment consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2014	2013
Rental equipment, primarily geophones and related products	$76,193	$50,878
Accumulated depreciation	(22,320)	(13,970)
	$53,873	$36,908

Rental equipment depreciation expense was $12.4 million, $7.3 million and $5.5 million in fiscal years 2014, 2013 and 2012, respectively. We transferred $10.7 million and $4.9 million of inventories to our rental equipment during fiscal years 2014 and 2013, respectively, which had a non-cash impact.

10. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2014	2013
Land and land improvements	$8,828	$8,714
Buildings and building improvements	30,255	30,075
Machinery and equipment	46,806	43,627
Furniture and fixtures	1,399	1,343
Transportation equipment	30	30
Tools and molds	1,629	1,496
Leasehold improvements	71	8
Construction in progress	3,226	2,495
	92,244	87,788
Accumulated depreciation	(43,039)	(39,308)
	$49,205	$48,480

Property, plant and equipment depreciation expense was $5.4 million, $4.8 million and $3.8 million in fiscal years 2014, 2013 and 2012, respectively.

11. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2014	2013
Working capital line of credit	$—	$931
	—	931
Less current portion	—	—
	$—	$931

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

On March 2, 2011, the Company entered into a credit agreement with a bank. On September 27, 2013, the Company amended the credit agreement and increased its borrowing availability to $50.0 million (as amended, the “Credit Agreement”). The Company’s borrowings are principally secured by its accounts receivable, inventories and equipment. In addition, certain domestic subsidiaries of the Company have guaranteed the obligations of the Company under the Credit Agreement and such subsidiaries have secured the obligations by the pledge of certain of the assets of such subsidiaries. The Credit Agreement expires on April 27, 2016 and all borrowed funds are due and payable at that time. The Company is required to make quarterly interest payments on borrowed funds. The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial ratios, restricts the Company and its subsidiaries’ ability to pay cash dividends and contains other covenants customary in agreements of this type. The interest rate for borrowings under the Credit Agreement is a LIBOR based rate with a margin spread of 250 to 325 basis points depending upon the maintenance of certain ratios. At September 30, 2014, the Company was in compliance with all covenants. At September 30, 2014 and 2013, there were borrowings of zero and $0.9 million, respectively, outstanding under the Credit Agreement. At September 30, 2014 and 2013, there were standby letters of credit outstanding in the amount of $51,000 and $42,000, respectively. Additional borrowings available under the Credit Agreement at September 30, 2014 were $49.9 million.

12. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2014	2013
Employee bonuses	$6,611	$6,598
Product warranty	951	1,952
Compensated absences	1,626	1,614
Legal and professional fees	275	258
Payroll	665	923
Property taxes	2,043	2,652
Medical claims	852	576
Other	1,567	2,065
	$14,590	$16,638

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

13. Employee Benefits

The Company’s U.S. employees are participants in the Geospace Technologies Corporation’s Employee’s 401(k) Retirement Plan (the “Plan”), which covers substantially all eligible employees in the United States. The Plan is a qualified salary reduction plan in which all eligible participants may elect to have a percentage of their compensation contributed to the Plan, subject to certain guidelines issued by the Internal Revenue Service. The Company’s share of discretionary matching contributions was approximately $1.1 million, $0.9 million and $0.7 million in fiscal years 2014, 2013 and 2012, respectively.

The Company’s stock incentive plan in which key employees may participate are discussed in Note 14 to these Consolidated Financial Statements.

14. Stockholders’ Equity

In September 1997, the board of directors and stockholders approved the 1997 Key Employee Stock Option Plan (as amended the “1997 Plan”) and, following amendments thereto, there has been reserved an aggregate of 2,250,000 shares of common stock for issuance thereunder. In August 2013, the board of directors and stockholders approved an amendment that extended the 1997 Plan to November 14, 2017.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Under the 1997 Plan, the Company is authorized to grant nonqualified and incentive stock options to purchase common stock and restricted stock awards of common stock to key employees of the Company. Options have a term not to exceed ten years, with the exception of incentive stock options granted to employees owning ten percent or more of the outstanding shares of common stock, which have a term not to exceed five years. The exercise price of any option may not be less than the fair market value of the common stock on the date of grant. In the case of incentive stock options granted to an employee owning ten percent or more of the outstanding shares of common stock, the exercise price of such option may not be less than 110% of the fair market value of the common stock on the date of grant. Options vest over a four-year period commencing on the date of grant in 25% annual increments. Under the 1997 Plan, the Company may issue shares of restricted stock to employees for no payment by the employee or for a payment below the fair market value on the date of grant. The restricted stock is subject to certain restrictions described in the 1997 Plan, with no restrictions continuing for more than ten years from the date of the award.

In February 2014, the board of directors and stockholders approved the 2014 Long Term Incentive Plan (the “2014 Plan”), which replaced the 1997 Plan.  Under the 2014 Plan, an aggregate of 1,500,000 shares of common stock may be issued.  The Company is authorized to issue nonqualified and incentive stock options to purchase common stock and restricted stock awards of common stock to key employees, directors and consultants under the 2014 Plan. Options have a term not to exceed ten years, with the exception of incentive stock options granted to employees owning ten percent or more of the outstanding shares of common stock, which have a term not to exceed five years. The exercise price of any option may not be less than the fair market value of the common stock on the date of grant. In the case of incentive stock options granted to an employee owning ten percent or more of the outstanding shares of common stock, the exercise price of such option may not be less than 110% of the fair market value of the common stock on the date of grant. Under the 2014 Plan, the Company may issue shares of restricted stock to employees for no payment by the employee or for a payment below the fair market value on the date of grant. The restricted stock is subject to certain restrictions described in the 2014 Plan.

At September 30, 2014, an aggregate of 1,487,000 shares of common stock were available for issuance under the 2014 Plan. No shares of common stock were available for issuance under the 1997 Plan.

The following table summarizes the combined activity under the equity incentive plans for the indicated periods:

	Number of Nonqualifed Options Outstanding	Weighted Average Exercise Price per Share	Number of Restricted Stock Awards	Weighted Average Grant-date fair- value per Share
Outstanding at October 1, 2011	345,600	$13.82	—	$—
Granted	—	—	—	—
Exercised	(99,644)	13.63	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at September 30, 2012	245,956	13.90	—	—
Granted	—	—	—	—
Exercised	(139,906)	10.36	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at September 30, 2013	106,050	18.61	—	—
Granted	—	—	197,000	95.18
Exercised	(16,350)	25.94	—	—
Forfeited	—	—	(8,000)	98.68
Expired	—	—	—	—
Outstanding at September 30, 2014	89,700	$17.27	189,000	$95.03

The restricted stock outstanding at September 30, 2014 was issued from the 2014 Plan.  The stock options outstanding at September 30, 2014, 2013 and 2012 represent nonqualified options issued under the 1997 Plan.

The number of nonqualified stock options vested during fiscal years 2014, 2013 and 2012 were zero, 106,500 and 102,500, respectively. The fair values of nonqualified stock options vested during fiscal years 2014, 2013 and 2012 were zero, $0.8 million and $0.7 million, respectively.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The total intrinsic value of nonqualified stock options exercised during fiscal years 2014, 2013 and 2012 were $0.7 million, $10.4 million and $4.0 million, respectively. As of September 30, 2014, the Company had no unvested nonqualified stock options.

The following table summarizes information about nonqualified stock options outstanding and exercisable at September 30, 2014:

Range of Exercise Prices	Options Outstanding				Options Exercisable
	Shares	Weighted Average Remaining Term (in years)	Weighted Average Exercise Price	Intrinsic Value	Shares	Weighted Average Remaining Term (in years)	Weighted Average Exercise Price	Intrinsic Value
$6.76 to $9.99	38,200	4.2	$8.78	1,007,334	38,200	4.2	$8.78	$1,007,334
$10.00 to $26.98	51,500	5.6	23.57	596,160	51,500	5.6	23.57	596,160
	89,700	5.0	$17.27	1,603,494	89,700	5.0	$17.27	$1,603,494

As of September 30, 2014, we had unrecognized compensation expense, net of forfeitures, of approximately $13.3 million related to restricted stock awards.  As of September 30, 2014, our issued and outstanding nonqualified stock options were fully expensed.

In October 2012, the Company implemented a 2-for-1 split of its common stock effected in the legal form of a stock dividend. Other than the disclosure of the authorized number of shares of the Company’s common stock, all share and per-share disclosures have been adjusted for all periods presented in the consolidated financial statements to give effect to the stock split.

15. Income Taxes:

Components of income (loss) before income taxes were as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2014	2013	2012
United States	$48,988	$103,349	$50,819
Foreign	4,555	(2,256)	1,043
	$53,543	$101,093	$51,862

The provision (benefit) for income taxes consisted of the following (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2014	2013	2012
Current:
Federal	$15,352	$31,954	$15,543
Foreign	393	(19)	24
State	69	124	369
	15,814	32,059	15,936
Deferred:
Federal	41	43	413
Foreign	777	(566)	395
	818	(523)	808
	$16,632	$31,536	$16,744

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Actual income tax expense (benefit) differs from income tax expense computed by applying the statutory federal tax rate of 35.0% for each of the fiscal years ended September 30, 2014, 2013 and 2012 as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2014	2013	2012
Provision for U.S. federal income tax at statutory rate	$18,740	$35,382	$18,153
Effect of foreign income taxes	(629)	130	(140)
Manufacturers’/producers’ deduction	(1,496)	(3,048)	(1,868)
Research and experimentation tax credits	(208)	(661)	(99)
State income taxes, net of federal income tax benefit	45	81	240
Nondeductible expenses	205	253	165
Resolution of prior years’ tax matters	20	(467)	544
Contingency for uncertainty in income taxes	—	(51)	(335)
Other items	(45)	(83)	84
	$16,632	$31,536	$16,744
Effective tax rate	31.1%	31.2%	32.3%

Deferred income taxes under the liability method reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income tax asset were as follows (in thousands):

	AS OF SEPTEMBER 30, 2014			AS OF SEPTEMBER 30, 2013
	U. S.	Non U.S.	Total	U. S.	Non U.S.	Total
Deferred income tax assets:
Allowance for doubtful accounts	$214	$73	$287	$120	$4	$124
Inventories	5,035	(125)	4,910	4,762	(71)	4,691
Net operating loss carry-forwards, tax credits and deferrals	—	871	871	—	1,204	1,204
Stock-based compensation	1,658	—	1,658	298	—	298
Accrued product warranty	317	8	325	644	22	666
Accrued compensated absences	579	—	579	549	—	549
Comprehensive income	1,344	—	1,344	573	—	573
Insurance and other reserves	1,088	31	1,119	973	63	1,036
	10,235	858	11,093	7,919	1,222	9,141
Deferred income tax liabilities:
Intangible assets	(285)	—	(285)	(230)	—	(230)
Property, plant and equipment and other	(4,768)	(1,121)	(5,889)	(3,238)	(632)	(3,870)
Subtotal deferred income tax asset	5,182	(263)	4,919	4,451	590	5,041
Valuation allowance	—	—	—	—	—	—
Net deferred income tax asset	$5,182	$(263)	$4,919	$4,451	$590	$5,041

Deferred income tax assets and liabilities are reported as follows in the accompanying consolidated balance sheets (in thousands):

	AS OF SEPTEMBER 30,
	2014	2013
Current deferred income tax asset	$7,244	$7,056
Noncurrent deferred income tax asset	75	594
Current deferred income tax liability	(23)	(12)
Noncurrent deferred income tax liability	(2,377)	(2,597)
	$4,919	$5,041

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The financial reporting basis of investments in foreign subsidiaries exceed their tax basis. A deferred tax liability is not recorded for this temporary difference because the investment is essentially permanent. A reversal of the Company’s plans to permanently invest in these foreign operations would cause the excess to become taxable. At September 30, 2014 and 2013, the temporary difference related to undistributed earnings for which no deferred taxes have been provided was approximately $16.1 million and $12.7 million, respectively. The Company will need to reassess and reassert its ability and intent to indefinitely reinvest the remaining foreign earnings in order to continue the application of the exception under FASB guidelines.

The Company follows the provisions of the FASB guidance for accounting for uncertainty in income taxes. The Company classifies interest and penalties associated with the payment of income taxes in the Other Income (Expense) section of its consolidated statements of operations. Tax return filings which are subject to review by local tax authorities by major jurisdiction are as follows:

—	United States—fiscal years ended September 30, 2011 through 2014
—	State of Texas—fiscal years ended September 30, 2010 through 2014
—	State of New York—fiscal years ended September 30, 2003 through 2014
—	Russian Federation—calendar years 2011 through 2014
—	Canada—fiscal years ended September 30, 2010 through 2014
—	United Kingdom—fiscal years ended September 30, 2006, 2012, 2013 and 2014
—	Colombia—calendar years 2013 and 2014

The following table is a reconciliation of the total amounts of unrecognized tax liabilities (in thousands):

Balance at October 1, 2011	$852
Change in prior year tax positions	(420)
Current tax positions	63
Settlements with taxing authorities	(145)
Lapse of statute of limitations	5
Balance at September 30, 2012	355
Change in prior year tax positions	(22)
Current tax positions	142
Settlements with taxing authorities	(47)
Lapse of statute of limitations	(114)
Balance at September 30, 2013	314
Change in prior year tax positions	9
Current tax positions	23
Settlements with taxing authorities	—
Lapse of statute of limitations	(45)
Balance at September 30, 2014	$301

The Company believes that it is reasonably possible these unrecognized tax liabilities could change within the next twelve months based on the resolution of on-going income tax audits. At this time it is not possible to determine the range of such changes. These unrecognized tax liabilities would favorably affect the Company’s effective tax rate in future periods if they are favorably resolved.

As of September 30, 2014, the Company had netoperating loss (“NOL”) carry-forwards of approximately $3.1 million in Canada and approximately $0.2 million in the United Kingdom to offset future taxable income in those jurisdictions.  The Company, using the “more likely than not” criteria, has determined these NOL carry-forwards will be utilized in full before they begin to expire.  The NOL carry-forwards for Canada expire in 2021.  The NOL carry-forwards for the United Kingdom currently have no expiration.  Therefore, no valuation allowance against the Company’s deferred tax assets was considered necessary.

Management believes that adequate provisions for income taxes have been reflected in the consolidated financial statements and it is not aware of any significant exposure items that have not been reflected in the financial statements. Amounts considered probable of settlement within one year have been included in the accrued expenses and other liabilities in the accompanying consolidated balance sheets.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

16. Earnings Per Common Share

In connection with the issuances of restricted stock during fiscal year 2014, the Company applied the two-class method in calculating per share data for the fiscal year ended September 30, 2014.  Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares used in basic earnings per share during the period. Diluted earnings per share is determined on the assumption that outstanding dilutive stock options have been exercised and the aggregate proceeds as defined were used to reacquire common stock using the average price of such common stock for the period. Other than the disclosure of the authorized number of shares of the Company’s common stock, all share and per-share disclosures for 2012 have been adjusted in the consolidated financial statements to give effect to the 2012 2-for-1 stock split.

The following table summarizes the calculation of net earnings and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings per share (in thousands, except share and per share amounts):

	YEAR ENDED SEPTEMBER 30,
	2014	2013	2012
Net income	$36,911	$69,557	$35,118
Less: Income allocable to unvested restricted stock	(444)	—	—
Income available to common shareholders	36,467	69,557	35,118
Reallocation of participating earnings	2	—	—
Income attributable to common shareholders for diluted earnings per share	$36,469	$69,557	$35,118
Weighted average number of common share equivalents:
Common shares used in basic earnings per share	12,950,958	12,886,372	12,735,520
Common share equivalents outstanding related to stock options	46,051	52,289	100,719
Total weighted average common shares and common share equivalents used in diluted earnings per share	12,997,009	12,938,661	12,836,239
Earnings per share:
Basic	$2.82	$5.40	$2.76
Diluted	$2.81	$5.38	$2.74

For the calculation of diluted earnings per share for each of fiscal years 2014, 2013 and 2012, no stock options were excluded in the calculation of weighted average shares outstanding as a result of their impact being antidilutive.

17. Commitments and Contingencies

Operating Leases

The Company leases a warehouse under a non-cancelable operating lease which expires on March 31, 2016. Future minimum rental commitments under non-cancelable operating leases are as follows (in thousands):

YEAR ENDING SEPTEMBER 30,
2015	$189
2016	95
$284

The Company also leases office space and certain equipment on a month to month basis. Rent expense was approximately $0.7 million, $0.4 million and $0.1 million during fiscal years 2014, 2013 and 2012, respectively.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

18. Supplemental Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2014	2013	2012
Cash paid for:
Interest	$438	$119	$10
Income taxes	15,163	29,837	14,068
Noncash investing and financing activities:
Inventory transferred to rental equipment	10,742	4,902	2,000

19. Segment and Geographic Information

Effective October 1, 2012, the Company reports and categorizes its sales and products into two business segments: Seismic and Non-Seismic. Prior to October 1, 2012, the Company reported its business segments as Seismic and Thermal Solutions. Effective October 1, 2012, the Seismic product lines include land and marine wireless data acquisition systems, seabed permanent reservoir monitoring systems and services, geophones and geophone strings, hydrophones, leader wire, connectors, telemetry cables, marine streamer retrieval and steering devices and various other products. The Non-Seismic product lines include thermal imaging products and industrial products. The Company frequently has a minor amount of Seismic product sales to its Non-Seismic customers.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following tables summarize the Company’s segment information:

	YEAR ENDED SEPTEMBER 30,
	2014	2013	2012
Revenues:
Seismic	$214,946	$275,201	$164,921
Non-Seismic	21,420	24,578	25,942
Corporate	546	828	801
Total	236,912	300,607	191,664
Income (loss) from operations:
Seismic	65,159	110,118	55,990
Non-Seismic	2,733	3,344	4,479
Corporate	(14,093)	(12,235)	(9,604)
Total	53,799	101,227	50,865
Depreciation, amortization and stock-based compensation expenses:
Seismic	19,925	11,207	8,533
Non-Seismic	468	289	320
Corporate	1,500	1,277	1,496
Total	21,893	12,773	10,349
Interest income:
Seismic	74	781	581
Non-Seismic	5	2	5
Corporate	44	97	157
Total	123	880	743
Interest expense:
Seismic	—	141	199
Non-Seismic	—	—	—
Corporate	471	119	—
Total	471	260	199

*

The Company’s manufacturing operations for its Seismic and Non-Seismic business segments are combined. Therefore, the Company does not segregate and report separate balance sheet accounts for these segments. As a result, the Company does not report business segment balance sheet information.

“Corporate” revenues consists of rental revenue earned from an operating lease of a surplus building located in Houston, Texas. “Corporate” loss from operations primarily consists of the Company’s Houston headquarter general and administrative expenses.

The Company generates revenues from product sales and rentals from its subsidiaries located in the United States, Canada, Colombia, the Russian Federation and the United Kingdom. Revenue information for the Company is as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2014	2013	2012
United States	$230,818	$300,131	$216,741
Canada	39,064	39,415	23,741
Colombia	3,222	608	—
Russian Federation	14,048	10,758	9,837
United Kingdom	2,229	2,021	4,064
Eliminations	(52,469)	(52,326)	(62,719)
	$236,912	$300,607	$191,664

A summary of revenues by geographic area for fiscal years 2014, 2013 and 2012 is as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2014	2013	2012
Asia (excluding Middle East)	$5,028	$8,789	$10,753
Canada	42,632	74,839	59,602
Europe	71,713	115,226	3,043

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

	YEAR ENDED SEPTEMBER 30,
	2014	2013	2012
Middle East	7,550	2,385	8,542
United States	96,380	88,512	102,378
Other	13,609	10,856	7,346
	$236,912	$300,607	$191,664

Revenues are attributed to countries based on the ultimate destination of the product sold, if known. If the ultimate destination is not known, revenues are attributed to countries based on the geographic location of the initial shipment.

Long-lived assets were as follows (in thousands):

	AS OF SEPTEMBER 30,
	2014	2013
United States	$63,369	$46,712
Canada	32,270	32,078
Colombia	12,122	7,554
Russian Federation	2,549	6,820
United Kingdom	579	350
China	14	14
	$110,903	$93,528

20. Selected Quarterly Information (Unaudited):

The following table represents summarized data for each of the quarters in fiscal years 2014 and 2013 (in thousands, except per share amounts):

	2014
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues	$26,285	$40,728	$68,551	$101,348
Gross profit	6,089	15,376	27,903	47,091
Income (loss) from operations	(3,282)	5,458	15,956	35,667
Other income (expense), net	10	(129)	11	(148)
Net income (loss)	(1,833)	3,752	10,816	24,176
Basic earnings per share	$(.14)	$.29	$.83	$1.86
Diluted earnings per share	$(.14)	$.29	$.82	$1.85

	2013
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues	$68,288	$78,148	$76,420	$77,751
Gross profit	29,780	33,875	35,561	40,545
Income from operations	19,132	24,991	25,556	31,548
Other income (expense), net	274	(50)	(532)	174
Net income	13,684	16,991	16,869	22,013
Basic earnings per share	$1.06	$1.32	$1.31	$1.72
Diluted earnings per share	$1.05	$1.31	$1.30	$1.70

Schedule II

Geospace Technologies Corporation and Subsidiaries

Valuation and Qualifying Accounts

(In thousands)

	Balance at Beginning of Period	Charged to Costs And Expenses	Charged to Other Assets	(Deductions) And Additions	Balance at End of Period
Year ended September 30, 2014
Allowance for doubtful accounts on accounts and notes receivable	$376	$833	$—	$(84)	$1,125
Year ended September 30, 2013
Allowance for doubtful accounts on accounts and notes receivable	280	457	—	(361)	376
Year ended September 30, 2012
Allowance for doubtful accounts on accounts and notes receivable	411	118	—	(249)	280

	Balance at Beginning of Period	Charged to Costs And Expenses	Charged to Other Assets	(Deductions) And Additions	Balance at End of Period
Year ended September 30, 2014
Inventory obsolescence reserve	$6,932	$2,617	$—	$(1,785)	$7,764
Year ended September 30, 2013
Inventory obsolescence reserve	9,324	187	—	(2,579)	6,932
Year ended September 30, 2012
Inventory obsolescence reserve	9,552	1,793	—	(2,021)	9,324