Form 10-Q
period 2014-12-31
GEOSPACE TECHNOLOGIES CORP
filed 2015-02-05
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended December 31, 2014 OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____

Commission file number 001-13601

GEOSPACE TECHNOLOGIES CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	76-0447780
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

7007 Pinemont Drive

Houston, Texas  77040-6601

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

Yes    ☐      No   ☒

There were 13,146,416 shares of the Registrant’s Common Stock outstanding as of the close of business on January 30, 2015.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

ASSETS	December 31, 2014	September 30, 2014
	(unaudited)
Current Assets
Cash and cash equivalents	$30,290	$33,357
Short-term investments	19,655	19,861
Trade accounts receivable, net	13,365	24,602
Notes receivable, net	4,075	3,786
Inventories, net	147,274	145,890
Deferred income tax assets	7,286	7,244
Prepaid expenses and other current assets	10,107	9,268
Total current assets	232,052	244,008
Rent equipment, net	51,180	53,873
Property, plant and equipment, net	52,457	49,205
Goodwill	1,843	1,843
Non-current deferred income tax assets	54	75
Non-current notes receivable, net	24	28
Prepaid income taxes	5,396	5,848
Other assets	105	106
Total assets	$343,111	$354,986
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable trade	$5,724	$4,964
Accrued expenses and other current liabilities	10,546	14,590
Deferred revenue	3,544	3,752
Deferred income tax	60	23
Income tax payable	251	22
Total current liabilities	20,125	23,351
Non-current deferred income tax liability	1,658	2,377
Total liabilities	21,783	25,728
Commitments and contingencies
Stockholders' equity:
Preferred stock	—	—
Common stock	131	131
Additional paid-in capital	70,873	70,704
Retained earnings	255,474	260,919
Accumulated other comprehensive loss	(5,150)	(2,496)
Total stockholders' equity	321,328	329,258
Total liabilities and stockholders' equity	$343,111	$354,986

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended
	December 31, 2014	December 31, 2013
Revenues:
Products	$18,463	$97,820
Rental equipment	2,703	3,528
Total revenues	21,166	101,348
Cost of revenues:
Products	18,613	51,239
Rental equipment	2,574	3,018
Total cost of revenues	21,187	54,257
Gross profit (loss)	(21)	47,091
Operating expenses:
Selling, general and administrative	5,869	6,702
Research and development	3,301	4,375
Bad debt expense	697	347
Total operating expenses	9,867	11,424
Income (loss) from operations	(9,888)	35,667
Other income (expense):
Interest expense	(112)	(132)
Interest income	59	31
Foreign exchange gains (losses)	1,589	(21)
Other, net	(90)	(26)
Total other income (expense), net	1,446	(148)
Income (loss) before income taxes	(8,442)	35,519
Income tax expense (benefit)	(2,997)	11,343
Net income (loss)	$(5,445)	$24,176
Basic earnings (loss) per share	$(0.41)	$1.86
Diluted earnings (loss) per share	$(0.41)	$1.85
Weighted average shares outstanding - Basic	12,977,913	12,947,195
Weighted average shares outstanding - Diluted	12,977,913	13,000,113

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended
	December 31, 2014	December 31, 2013
Net income (loss)	$(5,445)	$24,176
Other comprehensive income (loss):
Change in unrealized losses on available -for-sale securities (net of taxes)	(2)	—
Foreign currency translation adjustments	(2,652)	(97)
Other comprehensive income (loss):	(2,654)	(97)
Total comprehensive income (loss)	$(8,099)	$24,079

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months	Three Months
	Ended	Ended
	December 31, 2014	December 31, 2013
Cash flows from operating activities:
Net income (loss)	$(5,445)	$24,176
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income tax expense (benefit)	(702)	248
Depreciation and amortization	3,933	3,474
Accretion of discounts on short-term-investments	57	—
Stock-based compensation expense	1,220	810
Bad debt expense	697	347
Inventory obsolescence expense	777	904
Gross loss (profit) from sale of used rental equipment	5	(5,331)
Gain on disposal of property, plant and equipment	—	(31)
Effects of changes in operating assets and liabilities:
Trade accounts and notes receivable	10,099	(2,243)
Inventories	(3,953)	13,717
Costs and estimated earnings in excess of billings	—	9,266
Prepaid expenses and other current assets	(2,671)	(4,157)
Prepaid income taxes	452	(2,031)
Accounts payable trade	794	(1,086)
Accrued expenses and other	(6,766)	(2,146)
Deferred revenue	(163)	4,496
Income taxes payable	257	12,321
Net cash provided by (used in) operating activities	(1,409)	52,734
Cash flows from investing activities:
Purchase of property, plant and equipment	(1,147)	(1,382)
Investment in rental equipment	(29)	(17,717)
Proceeds from sale of used rental equipment	244	8,092
Purchase of short-term investments	(1,550)	—
Proceeds from the sale of short-term investments	1,715	—
Net cash used in investing activities	(767)	(11,007)
Cash flows from financing activities:
Net payments under line of credit	—	(931)
Excess tax (expense) benefit from share-based compensation	(1,051)	661
Proceeds from exercise of stock options	—	212
Net cash used in financing activities	(1,051)	(58)
Effect of exchange rate changes on cash	160	(2)
Increase (decrease) in cash and cash equivalents	(3,067)	41,667
Cash and cash equivalents, beginning of period	33,357	2,726
Cash and cash equivalents, end of period	$30,290	$44,393

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet of Geospace Technologies Corporation and its subsidiaries (the “Company”) at September 30, 2014 was derived from the Company’s audited consolidated financial statements at that date.  The consolidated balance sheet at December 31, 2014 and the consolidated statements of operations and statements of comprehensive income (loss) for the three months ended December 31, 2014 and 2013, and the consolidated statements of cash flows for the three months ended December 31, 2014 and 2013 were prepared by the Company without audit.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows were made.  The results of operations for the three months ended December 31, 2014 are not necessarily indicative of the operating results for a full year or of future operations.

Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America were omitted pursuant to the rules of the Securities and Exchange Commission.  The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended September 30, 2014.

Reclassifications

Certain amounts previously presented in the consolidated financial statements have been reclassified to conform to the current year presentation.  During the three months ended December 31, 2014, the Company reclassified $4.2 million in deposits made for equipment in the prior fiscal year from prepaid and other current assets to property, plant and equipment on its consolidated balance sheet.  The equipment has not yet been placed into service.  Such reclassification had no effect on net income (loss), stockholders’ equity or cash flows.

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

Short-term Investments

The Company classifies its short-term investments consisting of corporate bonds, government bonds and other such similar investments as available-for-sale securities.  Available-for-sale securities are carried at fair market value with net unrealized holding gains and losses reported each period as a component of accumulated other comprehensive income (loss) in stockholders’ equity.  See note 2 for additional information.

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

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Impairment Review of Goodwill and Long-lived Assets

At December 31, 2014, the Company had $1.8 million of goodwill reflected in its consolidated balance sheet.  In accordance with FASB ASC 350, “Intangibles – Goodwill and Other,” we perform goodwill impairment testing at least annually, unless indicators of impairment exist in interim periods.   In recent months, business conditions have significantly deteriorated and the market value of the Company’s stock has declined. In light of the aforementioned, we concluded that it was appropriate for us to perform an interim goodwill impairment test as of December 31, 2014. The impairment test for goodwill uses a two-step approach. Step one compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying value exceeds the estimated fair value, step two must be performed. Step two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess.  Based on the results of our step one test as of December 31, 2014, management concluded that goodwill was not impaired; however, given overall market conditions, management will continue to monitor this situation.  In connection with our goodwill impairment test, management also reviewed the recoverability of the carrying value of the Company’s rental equipment and property, plant and equipment based on future undiscounted cash flows and determined that no such impairment of these assets was necessary at December 31, 2014.

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

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Cost of sales includes direct contract costs, such as materials and labor, and indirect costs that are attributable to a contract’s production activity.  The timing of when the Company invoices its customer is dependent upon the completion of certain production milestones as defined in the contract.  Cumulative contract costs and estimated earnings to date in excess of cumulative billings are reported as a current asset on the consolidated balance sheet as “costs and estimated earnings in excess of billings”.  Cumulative billings in excess of cumulative costs and estimated earnings are reported as a current liability on the consolidated balance sheet as “billings in excess of costs and estimated earnings”.  Any uncollected billed revenue, including contract retentions, is included in “trade accounts receivable, net”.

The Company currently has no contracts accounted for under the POC Method.

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

Balance at October 1, 2014	$951
Accruals for warranties issued during the period	199
Settlements made (in cash or in kind) during the period	(325)
Balance at December 31, 2014	$825

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15 which provides guidance on management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable) and to provide related footnote disclosures.  ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  Early application is permitted.  The Company is currently assessing the impact of this ASU on its consolidated financial statements.

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

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2. Short-term Investments

	As of December 31, 2014 (in thousands)
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments:
Corporate	$14,977	$—	$(35)	$14,942
Government	4,720	—	(7)	4,713
Total	$19,697	$—	$(42)	$19,655

	As of September 30, 2014 (in thousands)
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments:
Corporate	$14,262	$—	$(27)	$14,235
Government	5,638	—	(12)	5,626
Total	$19,900	$—	$(39)	$19,861

Accumulated other comprehensive loss on the consolidated balance sheets at December 31, 2014 and September 30, 2014 included unrealized losses (net of tax) of $28,000 and $26,000, respectively.

3. Derivative Financial Instruments

At December 31, 2014 and September 30, 2014, the Company’s Canadian subsidiary had $25.9 million and $26.6 million, respectively, of Canadian dollar denominated intercompany accounts payable owed to the Company’s U.S. subsidiary.  In order to mitigate its exposure to movements in foreign currency rates between the U.S. dollar and Canadian dollar, the Company routinely enters into foreign currency forward contracts to hedge a portion of its exposure to changes in the value of the Canadian dollar.  At December 31, 2014, the Company was a party to a $28.0 million foreign currency forward contract.  This contract reduces the impact on cash flows from movements in the Canadian dollar/U.S. dollar currency exchange rate, but has not been designated as a hedge for accounting purposes.  At December 31, 2014, the Company had an accrued unrealized foreign exchange gain of $0.6 million under this contract.

The following table summarizes the gross fair value of all derivative instruments, which are not designated as hedging instruments and their location in the consolidated balance sheets (in thousands):

Derivative Instrument	Location	December 31, 2014	September 30, 2014
Foreign Currency Exchange Contracts	Prepaid Expenses and
	Other Current Assets	$641	$795

The following table summarizes the impact of the Company’s derivatives on the consolidated statements of operations for the three month periods ended December 31, 2014 and 2013 (in thousands):

	Location of (Loss)
	Gain on Derivative	Three Months Ended
Derivative Instrument	Instrument	December 31, 2014	December 31, 2013
Foreign Currency Exchange Contracts	Other Income (Expense)	$925	$(862)

Amounts in the above table include realized and unrealized derivative gains and losses.

4. Fair Value of Financial Instruments

At December 31, 2014, the Company’s financial instruments included cash and cash equivalents, short-term investments, foreign currency forward contract, trade and notes receivables and accounts payable.  Due to the short-term maturities of cash and cash equivalents, trade and other receivables and accounts payable, the carrying amounts approximate fair value on the respective balance sheet dates.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company measures its short-term investments and derivative instruments at fair value on a recurring basis.  The fair value measurement of the Company’s short-term investments and derivative instruments was determined using the following inputs (in thousands):

	As of December 31, 2014
		Quoted Prices in	Significant
		Active Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
	Total	(Level 1)	(Level 2)	(Level 3)
Short-term investments:
Corporate bonds	$14,942	$14,942	$—	$—
Government bonds	4,713	4,713	—	—
Foreign currency forward contract	641	—	641	—
Total	$20,296	$19,655	$641	$—

	As of September 30, 2014
		Quoted Prices in	Significant
		Active Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
	Total	(Level 1)	(Level 2)	(Level 3)
Short-term investments:
Corporate bonds	$14,235	$14,235	$—	$—
Government bonds	5,626	5,626	—	—
Foreign currency forward contract	795	—	795	—
Total	$20,656	$19,861	$795	$—

5. Accounts and Notes Receivable

Current trade accounts are reflected in the following table (in thousands):

	December 31, 2014	September 30, 2014
Trade accounts receivable	$14,974	$25,727
Allowance for doubtful accounts	(1,609)	(1,125)
	$13,365	$24,602

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

Notes receivable, net are reflected in the following table (in thousands):

	December 31, 2014	September 30, 2014
Notes receivable	$4,099	$3,814
Allowance for doubtful notes	—	—
	4,099	3,814
Less current portion	4,075	3,786
Non-current notes receivable	$24	$28

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6. Inventories

Inventories consist of the following (in thousands):

	December 31, 2014	September 30, 2014
Finished goods	$48,872	$42,473
Work-in-process	20,764	28,582
Raw materials	86,108	82,599
Obsolescence reserve	(8,470)	(7,764)
	$147,274	$145,890

During the three months ended December 31, 2014 and 2013, the Company made non-cash inventory transfers of $0.1 million and $2.8 million, respectively, to its rental equipment fleet.

7. Long-Term Debt

The Company had no long-term debt at December 31, 2014 and September 30, 2014.

On March 2, 2011, the Company entered into a credit agreement with a bank.  On September 27, 2013, the Company amended the credit agreement and increased its borrowing availability to $50.0 million (as amended, the “Credit Agreement”).  The Company’s borrowings are principally secured by its accounts receivable, inventories and equipment.  In addition, certain domestic subsidiaries of the Company have guaranteed the obligations of the Company under the Credit Agreement and such subsidiaries have secured the obligations by the pledge of certain of the assets of such subsidiaries.  The Credit Agreement expires on April 27, 2016 and all borrowed funds are due and payable at that time.  The Company is required to make quarterly interest payments on borrowed funds.  The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial ratios, restricts the Company and its subsidiaries’ ability to pay cash dividends and contains other covenants customary in agreements of this type.  The interest rate for borrowings under the Credit Agreement is a LIBOR based rate with a margin spread of 250 to 325 basis points depending upon the maintenance of certain ratios.  At December 31, 2014, the Company was in compliance with all covenants.   At December 31, 2014 and September 30, 2014, the Company had standby letters of credit outstanding in the amount of $42,000 and $51,000, respectively.  Additional borrowings available under the Credit Agreement at December 31, 2014 were approximately $50.0 million.

8. Accumulated Other Comprehensive Loss:

Accumulated other comprehensive loss consisted of the following (in thousands):

	Unrealized	Foreign
	Losses on	Currency
	Available-for-	Translation
	Sale Securities	Adjustments	Total
Balance at September 30, 2014	$(26)	$(2,470)	$(2,496)
Change in unrealized losses on available-for-sale securities (net of tax)	(2)	—	(2)
Foreign currency translation adjustments	—	(2,652)	(2,652)
Balance at December 31, 2014	$(28)	$(5,122)	$(5,150)

9. Stock-Based Compensation:

On November 21, 2013, the Company issued 184,000 shares of restricted stock under the 1997 Key Employee Stock Option Plan, as amended.  The fair value of the Company’s common stock on the date of grant was $98.68 per share, and the unrecognized compensation cost on the date of grant related to these awards, net of estimated forfeitures, was $17.3 million and will be charged to expense over four years as the restrictions lapse.  During fiscal year 2014, the Company issued a total of 13,000 shares of restricted stock under the 2014 Long Term Incentive Plan, as amended.  The weighted average grant date fair value of the Company’s common stock for the fiscal year 2014 issuances was $45.68 per share.  No restricted stock has been issued to date during fiscal year 2015.  Recipients of restricted stock awards are entitled to vote such shares and are entitled to dividends if paid.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Compensation expense for restricted stock awards is determined based on the closing market price of the Company’s stock on the date of grant applied to the total number of shares that are anticipated to fully vest.  As of December 31, 2014, we had unrecognized compensation expense of approximately $12.7 million, all of which was related to restricted stock awards.

10. Earnings (Loss) Per Common Share

The Company applies the two-class method in calculating per share data.  The following table summarizes the calculation of net earnings (loss) and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings (loss) per share (in thousands, except share and per share data):

	Three Months Ended
	December 31, 2014	December 31, 2013
Net income (loss)	$(5,445)	$24,176
Less: Income (loss) allocable to unvested restricted stock	70	(152)
Income (loss) available to common shareholders	(5,375)	24,024
Reallocation of participating earnings	—	1
Income (loss) attributable to common shareholders for diluted earnings per share	$(5,375)	$24,025
Weighted average number of common share equivalents:
Common shares used in basic earnings (loss) per share	12,977,913	12,947,195
Common share equivalents outstanding related to stock options	—	52,918
Total weighted average common shares and common share equivalents used in diluted earnings (loss) per share	12,977,913	13,000,113
Earnings (loss) per share:
Basic	$(.41)	$1.86
Diluted	$(.41)	$1.85

There were no stock options excluded from the computation of weighted average shares outstanding due to anti-dilution.

11. Commitments and Contingencies

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

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table summarizes the Company’s segment information (in thousands):

	Three Months Ended
	December 31, 2014	December 31, 2013
Net revenues:
Seismic	$15,593	$95,227
Non-Seismic	5,431	5,912
Corporate	142	209
Total	$21,166	$101,348
Income (loss) from operations:
Seismic	$(7,385)	$38,543
Non-Seismic	858	774
Corporate	(3,361)	(3,650)
Total	$(9,888)	$35,667

13. Income Taxes

The United States statutory tax rate for the three months ended December 31, 2014 and 2013 was 35%.  The Company’s effective tax rates for the three months ended December 31, 2014 and 2013 were 35.5% and 31.9%, respectively.   The lower effective tax rate for the period ended December 31, 2013 primarily resulted from a manufacturers’/producers’ deduction available to U.S. manufacturers.

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

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein, if any, contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “intend”, “expect”, “plan”, “budget”, “forecast”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue”, “evaluating” or similar words.  Statements that contain these words should be read carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other forward-looking information.  Examples of forward-looking statements include, among others, statements that we make regarding our expected operating results, the adoption and sale of our products in various geographic regions, anticipated levels of capital expenditures and the sources of funding therefore, and our strategy for growth, product development, market position, financial results and reserves.  These forward-looking statements reflect our best judgment about future events and trends based on the information currently available to us.  However, there will likely be events in the future that we are not able to predict or control.  The factors listed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, as well as other cautionary language in such Annual Report and this Quarterly Report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.  The occurrence of the events described in these risk factors and elsewhere in this Quarterly Report on Form 10-Q could have a material adverse effect on our business, results of operations and financial position, and actual events and results of operations may vary materially from our current expectations.  We assume no obligation to revise or update any forward-looking statement, whether written or oral, that we may make from time to time, whether as a result of new information, future developments or otherwise.

Business Overview

Geospace Technologies Corporation is a Delaware corporation incorporated on September 27, 1994.  Unless otherwise specified, the discussion in this Quarterly Report on Form 10-Q refers to Geospace Technologies Corporation and its subsidiaries.  We design and manufacture instruments and equipment used in the acquisition and processing of seismic data as well as in the characterization and monitoring of producing oil and gas reservoirs.  Demand for our products has been, and will likely continue to be, vulnerable to downturns in the economy and the oil and gas industry in general.  For more information, please refer to the risks discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

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

Products and Product Development

Seismic Products

Our seismic business segment accounts for the majority of our revenues. Geoscientists use seismic data primarily in connection with the exploration, development and production of oil and gas reserves to map potential and known hydrocarbon bearing formations and the geologic structures that surround them. Our seismic product lines currently consist of land and marine nodal data acquisition systems, permanent land and seabed reservoir monitoring products and services, geophones and geophone strings, hydrophones, leader wire, connectors, telemetry cables, marine streamer retrieval and steering devices and various other products. Our seismic products are compatible with most major competitive seismic data acquisition systems currently in use. We believe that our seismic products are among the most technologically advanced instruments and equipment available for seismic data acquisition.

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

Wireless Products

We have developed a land-based wireless (or nodal) seismic data acquisition system called the GSX.  Each GSX station operates independently and therefore can be deployed in virtually unlimited channel configurations.  Rather than utilizing interconnecting cables as required by most traditional land data acquisition systems, each GSX station operates as an independent data collection system.  As a result, our GSX system requires less maintenance, which we believe allows our customers to operate more effectively and efficiently because of its reduced environmental impact, lower weight and ease of operation.  Our GSX system is designed into configurations ranging from one to four channels per station.  Since its introduction in 2008 and through December 31, 2014, we have sold 325,000 GSX channels and we have 135,000 GSX channels in our rental fleet.  We do not expect to expand our GSX rental fleet significantly in fiscal year 2015.

We have also developed a marine-based wireless seismic data acquisition system called the OBX.  Similar to our GSX land-based wireless system, the marine OBX system can be deployed in virtually unlimited channel configurations and does not require interconnecting cables between each station.  Our deep water versions of the OBX system can be deployed in depths of up to 3,000 meters.  Through December 31, 2014, we have sold over 400 OBX stations and we have 4,300 OBX stations in our rental fleet.  We expect to make significant investments in our OBX rental fleet in fiscal year 2015.

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

In February 2012 we received an $18.0 million order from Shell Brasil Petróleo Ltda (“the Shell Order”) to instrument a reservoir off the coast of Brazil, and in November 2012 we received an order from Statoil (the “Statoil Order”) for $171.7 million, including amendments, to instrument two reservoirs in the North Sea.  During the fiscal year ended September 30, 2013, we recognized revenue of $18.0 million from delivery of the Shell Order, and we recognized revenues of $109.6 million from the Statoil Order using the percentage of completion revenue recognition method.  We recognized the remaining $62.1 million from the Statoil Order during the fiscal year ended September 30, 2014.  Also during the fiscal year ended September 30, 2014, we delivered a $5.0 million permanent land reservoir monitoring system for use in Saudi Arabia.  There were no permanent reservoir monitoring systems delivered in our fiscal quarter ended December 31, 2014.

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

Consolidated Results of Operations

We report and evaluate financial information for two segments: Seismic and Non-Seismic.  Summary financial data by business segment follows (in thousands):

	Three Months Ended
	December 31, 2014	December 31, 2013
Seismic
Traditional exploration product revenues	$7,721	$20,462
Wireless exploration product revenues	5,694	45,508
Reservoir product revenues	2,178	29,257
Total seismic revenues	15,593	95,227
Operating income (loss)	(7,385)	38,543
Non-Seismic
Net revenues	5,431	5,912
Operating income	858	774
Corporate
Net revenues	142	209
Operating loss	(3,361)	(3,650)
Consolidated Totals
Net revenues	21,166	101,348
Operating income (loss)	(9,888)	35,667

Overview

For the first quarter of fiscal year 2014 ended December 31, 2013, we experienced very strong market demand in both North American and international markets for our wireless GSX channels and geophone sensors which contributed to record seismic exploration product revenues of $66.0 million.  In addition, although the Statoil Order was entering its final phases, we also reported revenues of $29.3 million in the first quarter of fiscal year 2014 from our seismic reservoir products, including $28.0 million from the Statoil Order.  Altogether we reported seismic segment revenues and operating income of $95.2 million and $38.5 million respectively, both achieving new quarterly records.  Subsequent to the first quarter of fiscal year 2014, we began to experience a softening in the demand for our seismic exploration products, particularly in North America, as capital budgets for oil and gas producers were trending toward production and exploitation activities.  During this period oil production in North America’s unconventional shale reservoirs increased, as did oil production from non-OPEC countries, resulting in an oversupply of crude oil in the world market.  From July 2014 through January 2015, market prices for a barrel of crude oil declined from over $100 to roughly $45.  Demand for seismic services and, therefore, demand for our seismic equipment has decreased significantly over the last year.  In addition, the Statoil Order was completed in April 2014 and we have not received any new permanent reservoir monitoring system orders.  As a result of these factors, our revenues and operating income (loss) for our seismic business segment for the quarter ended December 31, 2014 declined significantly to $15.6 million and a loss of $7.4 million when compared to the year-ago quarter ended December 31, 2013.  We expect these challenging industry conditions to continue to negatively impact the demand for our seismic exploration products throughout fiscal year 2015.

Three months ended December 31, 2014 compared to three months ended December 31, 2013

Consolidated revenues for the three months ended December 31, 2014 decreased by $80.2 million, or 79.1%, from the corresponding period of the prior fiscal year.  The decrease was attributable to substantially lower product demand in each of our seismic product segments.

Consolidated gross profit for the three months ended December 31, 2014 decreased $47.1 million, or 100.0%, from the corresponding period of the prior fiscal year.  The decrease in gross profit in the current quarter was caused by (i) lower revenues from our seismic products, (ii) the write-off of fixed manufacturing costs due to low factory utilization and (iii) a sales mix containing a concentration of lower margin products.  We expect our seismic product gross margins to be under significant stress throughout fiscal year 2015 due to expected lower manufacturing activity.

Consolidated operating expenses for the three months ended December 31, 2014 decreased $1.6 million, or 13.6%, from the corresponding period of the prior fiscal year.  The decrease was primarily due to the elimination of incentive compensation expenses, lower legal costs and reduced research and development project expenditures.  These expense decreases were partially offset by increased bad debt and stock based compensation expenses.

Other income (expense) for the three months ended December 31, 2014 increased $1.6 million from the corresponding period of the prior fiscal year.  This increase resulted from $1.6 million of foreign exchange gains attributable to the ruble appreciation of U.S. dollar deposits held by our Russian subsidiary.

The United States statutory tax rate for the three months ended December 31, 2014 and 2013 was 35%.  Our effective tax rates for the three months ended December 31, 2014 and 2013 were 35.5% and 31.9%, respectively.  The lower effective tax rate for the period ended December 31, 2013 primarily resulted from a manufacturers’/producers’ deduction available to U.S. manufacturers.

Seismic Products

Revenues

As discussed above, revenues from our seismic products for the three months ended December 31, 2014 decreased by $79.6 million, or 83.6%, from the corresponding period of the prior fiscal year.  The components of this decrease include the following:

•

Traditional Product Revenues and Rentals – For the three months ended December 31, 2014, revenues from our traditional products decreased $12.7 million, or 62.3%, from the corresponding period of the prior fiscal year.  The decrease reflects lower demand for geophone and marine products due to the soft industry conditions described above.  In addition, the prior year period included large orders for geophones which accompanied the sale of GSX wireless systems.

•

Wireless Product Revenues and Rentals – For the three months ended December 31, 2014, revenues from our GSX and OBX wireless products decreased by $39.8 million, or 87.5%, from the corresponding period of the prior fiscal year.  The decrease in revenues was primarily due to the sale of less than 100 GSX channels in the current quarter compared to 77,000 GSX channels in the prior year period.  A majority of our wireless product sales for the current quarter included low-margin battery upgrades and front-end equipment.  While sales of our wireless systems are expected to be challenged until oil prices stabilize and industry conditions improve, we believe that future demand for our GSX and OBX will increase as seismic contractors transition to wireless systems to improve efficiencies and lower cost in lieu of less efficient cabled land and marine systems, although we expect this order flow to continue to be erratic from quarter to quarter.

•

Reservoir Product Revenues, Rentals and Services – For the three months ended December 31, 2014, revenues from our reservoir products decreased $27.1 million, or 92.6%, from the corresponding period of the prior year.  The decrease in revenues was primarily due to the completion of the manufacturing of the Statoil Order back in April 2014.  The Statoil Order contributed approximately $28.0 million of revenues during the prior year quarter.  While we continue to actively market these products to our customers, currently we do not expect to receive any substantial permanent reservoir monitoring contracts during fiscal year 2015.

Customer orders for our seismic products, especially large orders for our GSX and OBX wireless systems and our subsea permanent reservoir monitoring systems, generally occur irregularly making it difficult for us to predict our sales and production levels each quarter.  Furthermore, product shipping dates are generally determined by our customers and are not at our discretion.  As a result, these factors have caused past revenues of our seismic products to be unpredictable, or “lumpy,” and we expect this trend to continue into the future.

Operating Income (Loss)

Our operating income associated with revenues from our seismic products for the three months ended December 31, 2014 decreased by $45.9 million, or 119.2%, from the corresponding period of the prior fiscal year.    Our operating income declined due to the substantial decline in our product revenues which, in turn, resulted in substantially lower gross profits.

Non-Seismic Products

Revenues

Revenues from our non-seismic products for the three months ended December 31, 2014 decreased by $0.5 million, or 8.1%, from the corresponding period of the prior fiscal year.  The decrease resulted from lower sales of our industrial and thermal imaging products.

Operating Income

Our operating income associated with revenues from our non-seismic products for the three months ended December 31, 2014 increased $0.1 million, or 10.9%, from the corresponding period of the prior fiscal year.  The increase in operating income primarily was the result of improved gross profit margins for our offshore cable products.

Liquidity and Capital Resources

At December 31, 2014, we had approximately $30.3 million in cash and cash equivalents and approximately $19.7 million in short-term investments.  For the three months ended December 31, 2014, we used approximately $1.4 million of cash from operating activities.  These uses of cash included (i) our net loss of $5.4 million, (ii) a $6.8 million decrease in accrued expenses and other primarily due to the payment of fiscal year 2014 bonuses, (iii) a $4.0 million increase in inventories and (iv) a $2.7 million increase in prepaid and other current assets.  These uses of cash were primarily offset by (i) a $10.1 million decrease in trade accounts and notes receivable primarily due to a collection of existing receivables and (ii) net non-cash charges of $6.0 million from deferred income taxes, depreciation, amortization, accretion, stock-based compensation, inventory obsolescence and bad debts.

For the three months ended December 31, 2014, we used approximately $0.8 million of cash in investing activities.  The primary uses of cash were for (i) the purchase of property and equipment of $1.1 million and (ii) the purchase of $1.6 million of short-term investments.  These uses of cash were partially offset by $1.7 million of proceeds from the sale of short-term investments and $0.2 million from the sale of used rental equipment.  We expect customer demand for rentals of our OBX nodal products to increase in fiscal year 2015, resulting in estimated cash investments into our rental fleet of approximately $7 million and potential non-cash transfers from our inventory account of up to $20 million or more.  We estimate that cash investments in machinery and equipment will be approximately $5 to $7 million in fiscal year 2015.  In addition, capital investments related to the expansion of our Houston manufacturing and engineering facilities are estimated to range from $1 to $5 million. We expect these capital expenditures will be financed from our cash on hand, internal cash flow, rental equipment sales proceeds and/or from borrowings under our Credit Agreement.

For the three months ended December 31, 2014, we used approximately $1.1 million of cash in financing activities attributable to excess tax expense associated with the vesting of restricted stock.

On March 2, 2011, we entered into a credit agreement with a bank.  On September 27, 2013, we amended the credit agreement and increased the borrowing availability to $50.0 million (as amended, the “Credit Agreement”).  Our borrowings are principally secured by our accounts receivable, inventories and equipment.  In addition, certain of our domestic subsidiaries have guaranteed our obligations under the Credit Agreement and such subsidiaries have secured the obligations by the pledge of certain of the assets of such subsidiaries.  The Credit Agreement expires on April 27, 2016 and all borrowed funds are due and payable at that time.  We are required to make quarterly interest payments on borrowed funds.  The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of certain financial ratios, restricts us and our subsidiaries’ ability to pay cash dividends and contains other covenants customary in agreements of this type. We believe that the cash flow coverage ratio and the funded debt to EBITDA ratio covenants could prove to be the most restrictive.  The interest rate for borrowings under the Credit Agreement is a LIBOR based rate with a margin spread of 250 to 325 basis points depending upon the maintenance of certain ratios.  At December 31, 2014, we were in compliance with all covenants.  There were standby letters of credit outstanding in the amount of $42,000 and additional borrowings available were approximately $50.0 million.  Please see “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 for more information about the restrictive covenants imposed on us by the Credit Agreement.

We believe that the combination of existing cash reserves, cash flows from operations and borrowing available under the Credit Agreement should provide us sufficient capital resources and liquidity to fund our planned operations through fiscal year 2015.  However, there can be no assurance that such sources of capital will be sufficient to support our capital requirements in the long-term, and we may be required to issue additional debt or equity securities in the future to meet our capital requirements.  There can be no assurance we would be able to issue additional equity or debt securities in the future on terms that are acceptable to us or at all.

Critical Accounting Policies

There has been no material change to our critical accounting policies discussed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

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

Foreign Currency and Operations Risk

One of our wholly-owned subsidiaries, Geospace Technologies Eurasia, is located in the Russian Federation. In addition, we operate a branch office, Geospace Technologies Sucursal Sudamericana, in Colombia. Our financial results for these entities may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions or changes in the political climate. Our consolidated balance sheet at December 31, 2014 reflected approximately $9.9 million and $1.2 million of net working capital related to our Russian and Colombian operations, respectively. Both of these entities receive a portion of their revenues and pay a majority of their expenses primarily in their local currency. To the extent that transactions of these entities are settled in their local currency, a devaluation of these currencies versus the U.S. dollar could reduce any contribution from these entities to our consolidated results of operations and total comprehensive income as reported in U.S. dollars. We do not hedge the market risk with respect to our operations in these countries; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of such currencies versus U.S. dollars to the extent such disruptions result in any reduced valuation of these foreign entities’ net working capital or future contributions to our consolidated results of operations. At December 31, 2014, the foreign exchange rate for $1.00 (one U.S. dollar) was equal to 56.8 Russian Rubles and 2,409 Colombian Pesos, respectively. If the value of the U.S. dollar were to decline by ten percent against these foreign currencies, our working capital in the Russian Federation and Colombia could decline by $1.0 million and $0.1 million, respectively.

Foreign Currency Intercompany Accounts and Notes Receivable

From time to time, we provide access to capital to our foreign subsidiaries through U.S. dollar denominated interest bearing promissory notes. Such funds are generally used by our foreign subsidiaries to purchase capital assets and for general working capital needs. In addition, we sell products to our foreign subsidiaries on trade credit terms in both U.S. dollars and in the subsidiary’s local currency. Because we have intercompany debts denominated in foreign currencies, any appreciation or devaluation of such foreign currencies against the U.S. dollar will result in a gain or loss, respectively, to our consolidated statement of operations. At December 31, 2014, we had outstanding intercompany accounts receivable of $25.9 million from our Canadian subsidiary which are denominated in Canadian dollars.  In November 2014, we entered into a $28.0 million hedge agreement with a United States bank to hedge our Canadian dollar exposure, resulting in the hedge exceeding our Canadian dollar intercompany accounts receivable by $2.1 million at December 31, 2014. The foreign exchange rate for $1.00 (one U.S. dollar) was equal to 0.86 Canadian dollars at December 31, 2014.  If the U.S. dollar exchange rate were to weaken by ten percent against the Canadian dollar, we would recognize a foreign exchange loss of $0.2 million in our consolidated financial statements.

Floating Interest Rate Risk

The Credit Agreement contains a floating interest rate, which subjects us to the risk of increased interest costs associated with any upward movements in bank market interest rates. Under the Credit Agreement our borrowing interest rate is a LIBOR based rate plus 250 to 325 basis points. The interest rate at December 31, 2014 was 2.7%. As of December 31, 2014 and September 30, 2014, no borrowings were outstanding under the Credit Agreement.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of December 31, 2014 of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2014.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

GEOSPACE TECHNOLOGIES CORPORATION

Date: February 5, 2015	By:	/s/ Walter R. Wheeler
Walter R. Wheeler, President and Chief Executive Officer
(duly authorized officer)

Date: February 5, 2015	By:	/s/ Thomas T. McEntire
Thomas T. McEntire, Vice President, Chief Financial Officer and Secretary
(principal financial officer)