Form 10-Q
period 2015-03-31
GEOSPACE TECHNOLOGIES CORP
filed 2015-05-08
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2015 OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 001-13601

GEOSPACE TECHNOLOGIES CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Texas	76-0447780
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

7007 Pinemont Drive

Houston, Texas  77040-6601

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

There were 13,147,916 shares of the Registrant’s Common Stock outstanding as of the close of business on April 30, 2015.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2015	September 30, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,513	$33,357
Short-term investments	19,958	19,861
Trade accounts receivable, net	16,783	24,602
Current portion of notes receivable	4,404	3,786
Income tax receivable	8,857	2,570
Inventories, net	138,365	145,890
Deferred income tax assets	7,319	7,244
Prepaid expenses and other current assets	1,872	6,698

Total current assets	221,072	244,008

Rental equipment, net	45,262	53,873
Property, plant and equipment, net	50,989	49,205
Goodwill	1,843	1,843
Non-current deferred income tax assets	626	75
Non-current notes receivable	1,524	28
Prepaid income taxes	4,947	5,848
Other assets	106	106

Total assets	$326,369	$354,986

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable trade	$2,865	$4,964
Accrued expenses and other current liabilities	6,762	14,590
Deferred revenue	529	3,752
Deferred income tax liabilities	23	23
Income taxes payable	230	22

Total current liabilities	10,409	23,351

Non-current deferred income tax liabilities	664	2,377

Total liabilities	11,073	25,728

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock	131	131
Additional paid-in capital	71,966	70,704
Retained earnings	250,292	260,919
Accumulated other comprehensive loss	(7,093)	(2,496)

Total stockholders’ equity	315,296	329,258

Total liabilities and stockholders’ equity	$326,369	$354,986

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014

Revenues:
Products	$24,833	$58,909	$43,296	$156,729
Rental equipment	3,109	9,642	5,812	13,170
Total revenues	27,942	68,551	49,108	169,899

Cost of revenues:
Products	21,402	35,474	40,015	86,712
Rental equipment	5,124	5,174	7,698	8,192
Total cost of revenues	26,526	40,648	47,713	94,904

Gross profit	1,416	27,903	1,395	74,995

Operating expenses:
Selling, general and administrative	5,953	6,554	11,822	13,256
Research and development	3,691	5,097	6,992	9,472
Bad debt expense	321	296	1,018	644
Total operating expenses	9,965	11,947	19,832	23,372

Income (loss) from operations	(8,549)	15,956	(18,437)	51,623

Other income (expense):
Interest expense	(107)	(103)	(219)	(235)
Interest income	115	25	174	56
Foreign exchange gains, net	599	101	2,188	80
Other, net	(23)	(12)	(113)	(38)

Total other income (expense), net	584	11	2,030	(137)

Income (loss) before income taxes	(7,965)	15,967	(16,407)	51,486
Income tax expense (benefit)	(2,783)	5,151	(5,780)	16,494

Net income (loss)	$(5,182)	$10,816	$(10,627)	$34,992

Basic earnings (loss) per share	$(0.40)	$0.83	$(0.82)	$2.68

Diluted earnings (loss) per share	$(0.40)	$0.82	$(0.82)	$2.66

Weighted average shares outstanding – Basic	13,002,616	12,950,416	12,990,129	12,948,788
Weighted average shares outstanding – Diluted	13,002,616	13,002,383	12,990,129	13,001,075

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Net income (loss)	$(5,182)	$10,816	$(10,627)	$34,992

Other comprehensive income (loss):
Change in unrealized gains on available-for-sale securities (net of tax)	23	—	21	—
Foreign currency translations adjustments	(1,966)	(942)	(4,618)	(1,039)
Other comprehensive income (loss)	(1,943)	(942)	(4,597)	(1,039)

Total comprehensive income (loss)	$(7,125)	$9,874	$(15,224)	$33,953

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months	Six Months
	Ended	Ended
	March 31, 2015	March 31, 2014
Cash flows from operating activities:
Net income (loss)	$(10,627)	$34,992
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income tax benefit	(2,338)	(676)
Depreciation	10,096	8,662
Accretion of discounts on short-term-investments	114	—
Stock-based compensation	2,327	1,935
Bad debt expense	1,018	644
Inventory obsolescence expense	1,662	1,717
Gross profit from the sale of used rental equipment	(1,349)	(5,466)
Gain on disposal of property, plant and equipment	(2)	(58)
Excess tax expense from stock-based compensation	(1,065)	—
Effects of changes in operating assets and liabilities:
Trade accounts and notes receivable	3,559	337
Income tax receivable	(6,287)	—
Inventories	3,303	(3,987)
Costs and estimated earnings in excess of billings	—	12,400
Prepaid expenses and other current assets	4,645	306
Prepaid income taxes	900	(950)
Accounts payable	(2,064)	(2,496)
Accrued expenses and other	(11,503)	(1,346)
Deferred revenue	(3,197)	5,672
Income taxes payable	255	4,117

Net cash provided by (used in) operating activities	(10,553)	55,803

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,418)	(4,379)
Investment in rental equipment	(1,799)	(18,309)
Proceeds from sale of used rental equipment	3,570	8,551
Purchases of short-term investments	(1,875)	—
Proceeds from the sale of short-term investments	1,715	—

Net cash provided by (used in) investing activities	193	(14,137)

Cash flows from financing activities:
Principal payments on debt arrangements	—	(931)
Excess tax benefit from stock-based compensation	—	661
Proceeds from exercise of stock options	—	212

Net cash used in financing activities	—	(58)

Effect of exchange rate changes on cash	516	6

Increase (decrease) in cash and cash equivalents	(9,844)	41,614

Cash and cash equivalents, beginning of period	33,357	2,726

Cash and cash equivalents, end of period	$23,513	$44,340

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet of Geospace Technologies Corporation and its subsidiaries (the “Company”) at September 30, 2014 was derived from the Company’s audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 2015 and the consolidated statements of operations and statements of comprehensive income (loss) for the three and six months ended March 31, 2015 and 2014, and the consolidated statements of cash flows for the six months ended March 31, 2015 and 2014 were prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows were made. The results of operations for the three and six months ended March 31, 2015 are not necessarily indicative of the operating results for a full year or of future operations.

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

Reclassifications

Certain amounts previously presented in the consolidated financial statements have been reclassified to conform to the current year presentation. During the six months ended March 31, 2015, the Company reclassified $4.2 million in deposits made for equipment purchases in the prior fiscal year from prepaid and other current assets to property, plant and equipment on its consolidated balance sheet. Such reclassification had no effect on net income (loss), stockholders’ equity or cash flows.

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

Inventories

The Company records a write-down of its inventories when the cost basis of any manufactured product, including any estimated future costs to complete the manufacturing process, exceeds its net realizable value. Inventories are stated at the lower of cost or market value. Cost is determined on the first-in, first-out method, except that certain of the Company’s foreign subsidiaries use an average cost method to value their inventories.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Impairment Review of Goodwill and Long-lived Assets

At March 31, 2015, the Company had $1.8 million of goodwill reflected in its consolidated balance sheet. In accordance with FASB ASC 350, “Intangibles – Goodwill and Other,” we perform goodwill impairment testing at least annually, unless indicators of impairment exist in interim periods. In recent months, business conditions in the oil and gas industry have significantly deteriorated and the market value of the Company’s stock has declined. In light of the foregoing, we concluded that it was appropriate for us to perform an interim goodwill impairment test as of December 31, 2014 and March 31, 2015. The impairment test for goodwill uses a two-step approach. Step one compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying value exceeds the estimated fair value, step two must be performed. Step two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess. Based on the results of our step one test as of December 31, 2014 and March 31, 2015, management concluded that goodwill was not impaired; however, given overall market conditions, management will continue to monitor this situation. In connection with our goodwill impairment test, management also reviewed the recoverability of the carrying value of the Company’s rental equipment and property, plant and equipment based on future undiscounted cash flows and determined that no such impairment of these assets was necessary at December 31, 2014 and March 31, 2015.

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

Cost of sales includes direct contract costs, such as materials and labor, and indirect costs that are attributable to a contract’s production activity. The timing of when the Company invoices its customer is dependent upon the completion of certain production milestones as defined in the contract. Cumulative contract costs and estimated earnings to date in excess of cumulative billings are reported as a current asset on the consolidated balance sheet as “costs and estimated earnings in excess of billings.” Cumulative billings in excess of cumulative costs and estimated earnings are reported as a current liability on the consolidated balance sheet as “billings in excess of costs and estimated earnings.” Any uncollected billed revenue, including contract retentions, is included in “trade accounts receivable, net.”

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

Balance at October 1, 2014	$951
Accruals for warranties issued during the period	395
Settlements made (in cash or in kind) during the period	(702)
Balance at March 31, 2015	$644

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

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customer (Topic 606).” The amendment applies a new five-step revenue recognition model to be used in recognizing revenues associated with customer contracts. The amendment requires disclosure sufficient to enable readers of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill the contract. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2. Short-term Investments

	As of March 31, 2015 (in thousands)
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments:
Corporate	$15,122	$—	$(5)	$15,117
Government	4,843	—	(2)	4,841

Total	$19,965	$—	$(7)	$19,958

	As of September 30, 2014 (in thousands)
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments:
Corporate	$14,262	$—	$(27)	$14,235
Government	5,638	—	(12)	5,626

Total	$19,900	$—	$(39)	$19,861

Accumulated other comprehensive loss on the consolidated balance sheets at March 31, 2015 and September 30, 2014 included unrealized losses (net of tax) of $5,000 and $26,000, respectively.

3. Derivative Financial Instruments

At March 31, 2015 and September 30, 2014, the Company’s Canadian subsidiary had $28.6 million and $29.8 million, respectively, of Canadian dollar denominated intercompany accounts payable owed to one of the Company’s U.S. subsidiaries.  In order to mitigate its exposure to movements in foreign currency rates between the U.S. dollar and Canadian dollar, the Company routinely enters into foreign currency forward contracts to hedge a portion of its exposure to changes in the value of the Canadian dollar.  At March 31, 2015, the Company was a party to a $28.0 million Canadian dollar forward contract.  This contract reduces the impact on cash flows from movements in the Canadian dollar/U.S. dollar currency exchange rate, but has not been designated as a hedge for accounting purposes.

At March 31, 2015, the Company had an accrued unrealized foreign exchange gain of $0.3 million under this contract.

The following table summarizes the gross fair value of all derivative instruments, which are not designated as hedging instruments and their location in the consolidated balance sheets (in thousands):

Derivative Instrument	Location	March 31, 2015	September 30, 2014
Foreign Currency Exchange Contracts	Prepaid Expenses and Other Current Assets	$294	$795

The following table summarizes the impact of the Company’s derivatives on the consolidated statements of operations for the three and six month periods ended March 31, 2015 and 2014 (in thousands):

		Three Months Ended		Six Months Ended
		March 31		March 31
Derivative Instrument	Location of Gain (Loss)	2015	2014	2015	2014
Foreign Currency Exchange Contracts	Other Income (Expense)	$2,023	$(58)	$2,948	$155

Amounts in the above table include realized and unrealized derivative gains and losses.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4. Fair Value of Financial Instruments

At March 31, 2015, the Company’s financial instruments included cash and cash equivalents, short-term investments, foreign currency forward contract, trade and notes receivables and accounts payable.  Due to the short-term maturities of cash and cash equivalents, trade and other receivables and accounts payable, the carrying amounts approximate fair value on the respective balance sheet dates.

The Company measures its short-term investments and derivative instruments at fair value on a recurring basis.  The fair value measurement of the Company’s short-term investments and derivative instruments was determined using the following inputs (in thousands):

	As of March 31, 2015
		Quoted Prices in	Significant
		Active Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
	Total	(Level 1)	(Level 2)	(Level 3)
Short-term investments:
Corporate bonds	$15,117	$15,117	$—	$—
Government bonds	4,841	4,841	—	—
Foreign currency forward contract	294	—	294	—

Total	$20,252	$19,958	$294	$—

	As of September 30, 2014
		Quoted Prices in	Significant
		Active Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
	Total	(Level 1)	(Level 2)	(Level 3)
Short-term investments:
Corporate bonds	$14,235	$14,235	$—	$—
Government bonds	5,626	5,626	—	—
Foreign currency forward contract	795	—	795	—

Total	$20,656	$19,861	$795	$—

The Company applies fair value techniques on a non-recurring basis in evaluating potential impairment losses related to goodwill and long-lived assets.

5. Accounts and Notes Receivable

Current trade accounts are reflected in the following table (in thousands):

	March 31, 2015	September 30, 2014
Trade accounts receivable	$18,637	$25,727
Allowance for doubtful accounts	(1,854)	(1,125)
	$16,783	$24,602

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

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Notes receivable, net are reflected in the following table (in thousands):

	March 31, 2015	September 30, 2014
Notes receivable	$5,928	$3,814
Allowance for doubtful notes	—	—
	5,928	3,814
Less current portion	4,404	3,786
Non-current notes receivable	$1,524	$28

During the three months ended March 31, 2015, notes receivable were reduced $0.7 million in connection with the return of rental equipment from a customer in a non-cash transaction.

6. Inventories

Inventories consist of the following (in thousands):

	March 31, 2015	September 30, 2014
Finished goods	$49,203	$42,473
Work-in-process	20,856	28,582
Raw materials	77,150	82,599
Obsolescence reserve	(8,844)	(7,764)
	$138,365	$145,890

During the six months ended March 31, 2015 and 2014, the Company made non-cash inventory transfers of $0.1 million and $6.9 million, respectively, to its rental equipment fleet. Raw materials include semi-finished goods and component parts totaling $41.9 million and $43.6 million at March 31, 2015 and September 30, 2014, respectively.

7. Long-Term Debt

The Company had no long-term debt outstanding at March 31, 2015 and September 30, 2014.

On March 2, 2011, the Company entered into a credit agreement with Frost Bank.  On September 27, 2013, the Company amended the credit agreement and increased its borrowing availability to $50.0 million (as amended, the “Credit Agreement”).  The Company’s borrowings under the Credit Agreement were principally secured by its accounts receivable, inventories and equipment.  In addition, certain domestic subsidiaries of the Company guaranteed the obligations of the Company under the Credit Agreement and such subsidiaries secured the obligations by the pledge of certain of the assets of such subsidiaries.  The Company was required to make quarterly interest payments on borrowed funds.  The Credit Agreement limited the incurrence of additional indebtedness, required the maintenance of certain financial ratios, restricted the Company and its subsidiaries’ ability to pay cash dividends and contained other covenants customary in agreements of this type.  The interest rate for borrowings under the Credit Agreement was a LIBOR based rate with a margin spread of 250 to 325 basis points depending upon the maintenance of certain ratios.  At March 31, 2015, the Company was in compliance with all covenants under the Credit Agreement; however, a covenant requiring the Company to maintain a minimum ratio of Funded Debt to EBITDA restricted the Company’s potentially available borrowings under the Credit Agreement to $19.7 million at March 31, 2015.  At March 31, 2015 and September 30, 2014, the Company had standby letters of credit outstanding in the amount of $59,000 and $51,000, respectively.

On May 4, 2015, the Company again amended the Credit Agreement which reduced its borrowing availability to $30.0 million with amounts available for borrowing determined by a borrowing base.  Under the amendments to the Credit Agreement, the borrowing base is determined based upon certain of the Company’s and its U.S. subsidiaries’ assets which include (i) 80% of certain accounts receivable plus (ii) 50% of certain notes receivable (such result not to exceed $10 million) plus (iii) 25% of certain inventories (excluding work-in-process inventories).  On a pro forma basis as of March 31, 2015, the Company’s borrowing base was $37.9 million resulting in borrowing availability of $30.0 million less any outstanding letters of credit.  Borrowings under the Credit Agreement as amended are secured by substantially all of the Company’s assets.  In addition, the Company’s domestic subsidiaries have guaranteed the obligations of the Company under the Credit Agreement and such subsidiaries have secured the obligations by the pledge of substantially all of the assets of such subsidiaries.  The Credit Agreement as amended expires on May 4, 2018 and all borrowed funds are due and payable at that time.  The Company is required to make monthly interest payments on borrowed funds.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Credit Agreement as amended limits the incurrence of additional indebtedness, requires the maintenance of a single financial ratio that compares certain of the Company’s assets to certain of its liabilities, restricts the Company and its subsidiaries’ ability to pay cash dividends and contains other covenants customary in agreements of this type.  The interest rate for borrowings under the Credit Agreement as amended is based on the Wall Street Journal prime rate, which was 3.25% at March 31, 2015.

8. Accumulated Other Comprehensive Loss:

Accumulated other comprehensive loss consisted of the following (in thousands):

	Unrealized	Foreign
	Losses on	Currency
	Available-for-	Translation
	Sale Securities	Adjustments	Total
Balance at September 30, 2014	$(26)	$(2,470)	$(2,496)
Change in unrealized losses on available-for-sale securities (net of tax)	21	—	21
Foreign currency translation adjustments	—	(4,618)	(4,618)
Balance at March 31, 2015	$(5)	$(7,088)	$(7,093)

9. Stock-Based Compensation:

On November 21, 2013, the Company issued 184,000 shares of restricted stock under the 1997 Key Employee Stock Option Plan, as amended.  The fair value of the Company’s common stock on the date of grant was $98.68 per share, and the unrecognized compensation cost on the date of grant related to these awards, net of estimated forfeitures, was $17.3 million and will be charged to expense over four years as the restrictions lapse.  During fiscal year 2014, the Company issued a total of 13,000 shares of restricted stock under the 2014 Long Term Incentive Plan, as amended (“the Plan”) at a weighted average grant date fair value of $45.68 per share.  During the first six months of fiscal year 2015, the Company issued a total of 3,000 shares of restricted stock under the Plan at a weighted average grant date fair value of $19.13 per share. Recipients of restricted stock awards are entitled to vote such shares and are entitled to dividends if paid.

Compensation expense for restricted stock awards is determined based on the closing market price of the Company’s stock on the date of grant applied to the total number of shares that are anticipated to fully vest.  As of March 31, 2015, we had unrecognized compensation expense of approximately $11.5 million, all of which was related to restricted stock awards.  The weighted average period over which this expense is expected to be recognized is 2.7 years.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10. Earnings (Loss) Per Common Share

The Company applies the two-class method in calculating per share data.  The following table summarizes the calculation of net earnings (loss) and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings (loss) per share (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014

Net income (loss)	$(5,182)	$10,816	$(10,627)	$34,992
Less: Income allocable to unvested restricted stock	—	109	—	353
Income (loss) available to common shareholders	(5,182)	10,707	(10,627)	34,639
Reallocation of participating earnings	—	—	—	1

Income (loss) attributable to common shareholders for diluted earnings per share	$(5,182)	$10,707	$(10,627)	$34,640

Weighted average number of common share equivalents:
Common shares used in basic earnings (loss) per share	13,002,616	12,950,416	12,990,129	12,948,788
Common share equivalents outstanding related to stock options	—	51,967	—	52,287

Total weighted average common shares and common share equivalents used in diluted earnings (loss) per share	13,002,616	13,002,383	12,990,129	13,001,075

Earnings (loss) per share:
Basic	$(0.40)	$0.83	$(0.82)	$2.68
Diluted	$(0.40)	$0.82	$(0.82)	$2.66

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

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table summarizes the Company’s segment information (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Net revenues:
Seismic	$22,781	$63,703	$38,374	$158,930
Non-Seismic	5,019	4,795	10,450	10,707
Corporate	142	53	284	262

Total	$27,942	$68,551	$49,108	$169,899

Income (loss) from operations:
Seismic	$(5,744)	$19,473	$(13,129)	$58,016
Non-Seismic	502	263	1,360	1,037
Corporate	(3,307)	(3,780)	(6,668)	(7,430)

Total	$(8,549)	$15,956	$(18,437)	$51,623

13. Income Taxes

The United States statutory tax rate for the three and six months ended March 31, 2015 and 2014 was 35%. The Company’s effective tax rates for the three months ended March 31, 2015 and 2014 were 34.9% and 32.3%, respectively. The Company’s effective tax rates for the six months ended March 31, 2015 and 2014 were 35.2% and 32.0%, respectively. The lower effective tax rates for the periods ended March 31, 2014 primarily resulted from a manufacturers’/producers’ deduction available to U.S. manufacturers.

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

Business Overview

Geospace Technologies Corporation is a Texas corporation originally incorporated in Delaware on September 27, 1994.  At the Company’s 2014 Annual Meeting of Stockholders, the Company’s stockholders approved the reincorporation of the Company from the State of Delaware to the State of Texas pursuant to a merger of the Company with and into a newly formed Texas corporation wholly owned by the Company. The reincorporation has been completed, and the Company is now a Texas corporation. Unless otherwise specified, the discussion in this Quarterly Report on Form 10-Q refers to Geospace Technologies Corporation and its subsidiaries.

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

Wireless Products

We have developed a land-based wireless (or nodal) seismic data acquisition system called the GSX.  Each GSX station operates independently and therefore can be deployed in virtually unlimited channel configurations.  Rather than utilizing interconnecting cables as required by most traditional land data acquisition systems, each GSX station operates as an independent data collection system.  As a result, our GSX system requires less maintenance, which we believe allows our customers to operate more effectively and efficiently because of its reduced environmental impact, lower weight and ease of operation.  Our GSX system is designed into configurations ranging from one to four channels per station.  Since its introduction in 2008 and through March 31, 2015, we have sold 330,000 GSX channels and we have 129,000 GSX channels in our rental fleet.  We do not expect to expand our GSX rental fleet significantly in fiscal year 2015.

We have also developed a marine-based wireless seismic data acquisition system called the OBX.  Similar to our GSX land-based wireless system, the marine OBX system can be deployed in virtually unlimited channel configurations and does not require interconnecting cables between each station.  Our deep water versions of the OBX system can be deployed in depths of up to 3,450 meters.  Through March 31, 2015, we have sold over 400 OBX stations and we have 4,300 OBX stations in our rental fleet.  We expect to make additional investments in our OBX rental fleet in fiscal year 2015.

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

In November 2012, we received an order from Statoil (the “Statoil Order”) for $171.7 million, including amendments, to instrument two reservoirs in the North Sea.  During the fiscal years ended September 30, 2013 and 2014, we recognized revenues of $109.6 million and $62.1 million, respectively, from the Statoil Order using the percentage of completion revenue recognition method.  Also during the fiscal year ended September 30, 2014, we delivered a $5.0 million permanent land reservoir monitoring system for use in Saudi Arabia and a $4.4 million system to enlarge BP’s existing Valhall field system.  We have not delivered nor have we received orders for any permanent reservoir monitoring systems during the first six months of fiscal year 2015.

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

Consolidated Results of Operations

We report and evaluate financial information for two segments: Seismic and Non-Seismic.  Summary financial data by business segment follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014

Seismic
Traditional exploration product revenues	$9,569	$13,060	$17,290	$33,522
Wireless exploration product revenues	12,085	12,463	17,779	57,971
Reservoir product revenues	1,127	38,180	3,305	67,437

Total seismic revenues	22,781	63,703	38,374	158,930
Operating income (loss)	(5,744)	19,473	(13,129)	58,016

Non-Seismic
Net revenues	5,019	4,795	10,450	10,707
Operating income	502	263	1,360	1,037

Corporate
Net revenues	142	53	284	262
Operating loss	(3,307)	(3,780)	(6,668)	(7,430)

Consolidated Totals
Net revenues	27,942	68,551	49,108	169,899
Operating income (loss)	(8,549)	15,956	(18,437)	51,623

Overview

For the six months ended March 31, 2014, we experienced very strong market demand in both North American and international markets for our wireless GSX channels and geophone sensors which contributed to record seismic exploration product revenues of $91.5 million.  Also during that period, although the Statoil Order was entering its final phases, we reported revenues of $67.4 million from our seismic reservoir products, including $55.0 million from the Statoil Order.  Although we reported record seismic segment revenues and operating income of $158.9 million and $58.0 million, respectively, during the six months ended March 31, 2014, we began to experience a softening in the demand for our seismic exploration products, particularly in North America, as capital budgets for oil and gas producers were trending away from exploration-focused activities toward production and exploitation activities.  During this period oil production in North America’s unconventional shale reservoirs increased, as did oil production from non-OPEC countries, resulting in an oversupply of crude oil in the world market.  From July 2014 through March 2015, market prices for a barrel of crude oil declined from over $100 to $45 and have recently recovered to roughly $57.  With the decline in oil prices and the resulting reduction in cash flows for crude oil producers, capital spending budgets for crude oil exploration activities, including seismic activities, has been sharply reduced.  Resulting demand for our customer’s seismic exploration services has declined significantly and, therefore, demand for our seismic exploration equipment has decreased significantly over the last year.  In addition, the Statoil Order was completed in April 2014 and we have not received any new orders for permanent reservoir monitoring systems since that time.  As a result of these factors, our revenues for our seismic business segment for the six months ended March 31, 2015 declined 75.9%, from the corresponding period of the prior fiscal year, to $38.4 million resulting in an operating loss of $13.1 million.  We expect these challenging industry conditions to continue to negatively impact the demand for our seismic products throughout fiscal year 2015 and beyond.

Three and six months ended March 31, 2015 compared to three and six months ended March 31, 2014

Consolidated revenues for the three months ended March 31, 2015 decreased by $40.6 million, or 59.2%, from the corresponding period of the prior fiscal year.  Consolidated revenues for the six months ended March 31, 2015 decreased by $120.8 million, or 71.1%, from the corresponding period of the prior fiscal year.  The decrease in revenues for the three and six months ended March 31, 2015 was attributable to substantially lower product demand in our seismic business segment.

Consolidated gross profit for the three months ended March 31, 2015 decreased $26.5 million, or 94.9%, from the corresponding period of the prior fiscal year.  Consolidated gross profit for the six months ended March 31, 2015 decreased $73.6 million, or 98.1%, from the corresponding period of the prior fiscal year.  The decrease in gross profit for the three and six months ended March 31, 2015 was caused by (i) lower revenues from our seismic products, (ii) our inability to absorb certain fixed manufacturing costs due to low factory utilization and (iii) a sales mix containing a concentration of lower-margin products.  We expect our seismic product gross margins to be under significant stress throughout fiscal year 2015 due to expected lower manufacturing activity.

Consolidated operating expenses for the three and six months ended March 31, 2015 decreased $2.0 million or 16.6%, and $3.5 million or 15.1%, respectively, from the corresponding periods of the prior fiscal year.  The decrease for each period ended March 31, 2015 was primarily due to the elimination of incentive compensation expenses and was partially offset by increased bad debt expense.

Other income for the three and six months ended March 31, 2015 increased $0.6 million and $2.2 million, respectively, from the corresponding period of the prior fiscal year.  The increase in other income (expense) for each of the periods ended March 31, 2015 was primarily due to foreign exchange gains due to U.S. dollar deposits held by our Russian subsidiary.

The United States statutory tax rate for the three and six months ended March 31, 2015 and 2014 was 35%.  Our effective tax rates for the three months ended March 31, 2015 and 2014 were 34.9% and 32.3%, respectively.  Our effective tax rates for the six months ended March 31, 2015 and 2014 were 35.2% and 32.0%, respectively.  The lower effective tax rates for the period ended March 31, 2014 primarily resulted from a manufacturers’/producers’ deduction available to U.S. manufacturers.

Seismic Products

Revenues

Revenues of our seismic products for the three months ended March 31, 2015 decreased by $40.9 million, or 64.2%, from the corresponding period of the prior fiscal year.  Revenues of our seismic products for the six months ended March 31, 2015 decreased by $120.6 million, or 75.9%, from the corresponding period of the prior fiscal year.  The components of this decrease include the following:

•

Traditional Product Revenues and Rentals – For the three months ended March 31, 2015, revenues from our traditional products decreased $3.5 million, or 26.7%, from the corresponding period of the prior fiscal year.  For the six months ended March 31, 2015, revenues from our traditional products decreased $16.2 million, or 48.4%, from the corresponding period of the prior fiscal year.  The decrease for the three and six months ended March 31, 2015 reflects lower demand for geophone and marine products due to the soft industry conditions described above.  In addition, the prior year period included large orders for geophones which accompanied the sale of GSX wireless systems.

•

Wireless Product Revenues and Rentals –Our wireless product revenues for the three months ended March 31, 2015 include a $3.0 million non-refundable deposit received from a customer in fiscal year 2014 as a down payment for the purchase of OBX equipment.  Since the customer’s intentions to purchase the OBX equipment never materialized, the deposit was recorded as revenues during the three months ended March 31, 2015.  Excluding the impact of the $3.0 million deposit, for the three months ended March 31, 2015, revenues from our GSX and OBX wireless products decreased by $3.4 million, or 27.0%, from the corresponding period of the prior fiscal year.  This decline in revenues was due to a $5.5 million decline in wireless product rental revenues and was partially offset by a $2.1 million increase in product purchases which includes the sale of 5,300 GSX channels from our rental fleet during the current quarter.  Excluding the impact of the $3.0 million non-refundable deposit, for the six months ended March 31, 2015, revenues from our GSX and OBX wireless products decreased by $43.2 million, or 74.5%, from the corresponding period of the prior fiscal year.  Revenues from product sales declined by $37.3 million resulting from the sale of only 5,400 GSX channels in the current year period compared to 77,000 GSX channels in the prior year period.  In addition, rental revenues from our GSX and OBX wireless products declined by $5.9 million during the six months ended March 31, 2015.  While sales of our wireless systems are expected to be challenged until crude oil prices stabilize and industry conditions improve, we believe that future demand for our GSX and OBX will increase as seismic contractors transition to wireless systems to improve efficiencies and lower cost in lieu of less efficient cabled land and marine systems, although we expect this order flow to continue to be erratic from quarter to quarter.

•

Reservoir Product Revenues, Rentals and Services – For the three months ended March 31, 2015, revenues from our reservoir products decreased $37.1 million, or 97.0%, from the corresponding period of the prior year.  For the six months ended March 31, 2015, revenues from our reservoir products decreased $64.1 million, or 95.1%, from the corresponding period of the prior year. The decrease in revenues for the three and six months ended March 2015 was primarily due to Statoil Order deliveries in each of the prior year periods as well as the delivery of two smaller permanent reservoir monitoring systems during the second quarter of the prior year.  Permanent reservoir monitoring system deliveries were

$36.4 million and $64.4 million in the three and six month periods ended March 31, 2014, including $27.0 million and $55.0 million, respectively, from the Statoil Order.  There were no permanent reservoir monitoring systems delivered in fiscal year 2015.  While we continue to actively market these products to our customers, currently we do not expect to receive any substantial permanent reservoir monitoring contracts during fiscal year 2015.

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

Operating Income (Loss)

Our operating income (loss) associated with revenues from our seismic products for the three months ended March 31, 2015 decreased by $25.2 million, or 129.5%, from the corresponding period of the prior fiscal year.  Our operating income associated with revenues from our seismic products for the six months ended March 31, 2015 decreased by $71.1 million, or 122.6%, from the corresponding period of the prior fiscal year. The decrease in operating income for the three and six months ended March 31, 2015 was due to the substantial decline in our product revenues which, in turn, resulted in substantially lower gross profits.

Non-Seismic Products

Revenues

Revenues from our non-seismic products for the three months ended March 31, 2015 increased by $0.2 million, or 4.7%, from the corresponding period of the prior fiscal year.  The increase in revenues resulted from increased demand for our industrial products.  Revenues from our non-seismic products for the six months ended March 31, 2015 decreased by $0.3 million, or 2.4%, from the corresponding period of the prior fiscal year.  The decrease resulted from lower sales of our thermal imaging products.

Operating Income

Our operating income associated with revenues from our non-seismic products for the three months ended March 31, 2015 increased $0.2 million, or 90.9%, from the corresponding period of the prior fiscal year. Our operating income associated with revenues from our non-seismic products for the six months ended March 31, 2015 increased $0.3 million, or 31.3%, from the corresponding period of the prior fiscal year.  The increase in operating income for the three and six months ended March 31, 2015 was primarily the result of margin improvements from our offshore cable products.

Liquidity and Capital Resources

At March 31, 2015, we had approximately $23.5 million in cash and cash equivalents and $19.9 million in short-term investments.  For the six months ended March 31, 2015, we used $10.6 million of cash from operating activities.  These uses of cash included (i) our net loss of $10.6 million, (ii) a $11.5 million decrease in accrued expenses and other current liabilities primarily due to the payment of fiscal year 2014 incentive compensation and calendar year 2014 property taxes, (iii) a $2.1 million decrease in accounts payable due declining inventory purchases resulting from reduced product demand, and (iv) a $3.2 million decrease in deferred revenue due to the revenue recognition of a $3.0 million non-refundable customer deposit.  These uses of cash were partially offset by (i) net non-cash charges of $12.9 million from deferred income taxes, depreciation, accretion, stock-based compensation, inventory obsolescence and bad debts, (ii) a $3.6 million decrease in trade accounts and notes receivable due to collections and a decline in revenues, and (iii) a $3.3 million decrease in inventories caused by reduced product demand and production.

For the six months ended March 31, 2015, we generated $0.2 million of cash from investing activities.  The sources of cash were attributable to proceeds of $3.6 million from the sale of used rental equipment.   This source of cash was partially offset by (i) capital expenditures of $1.8 million to expand our rental equipment fleet, (ii) $1.4 million for additions to our property and equipment and (iii) net purchases of $0.2 million of short-term investments.  We expect customer demand for rentals of our OBX nodal products to increase during the remainder of fiscal year 2015, resulting in estimated cash investments into our rental fleet of approximately $4 million and  non-cash transfers from our inventory account of $6 million or more.  We estimate that cash investments in property, plant and equipment will be approximately $4 million in fiscal year 2015, including $0.5 million related to the expansion of our Houston manufacturing and engineering facilities. If industry conditions were to improve substantially or if we receive significant PRM system orders, we may accelerate our facility expansion plans. We expect these capital expenditures will be financed from our cash on hand, internal cash flow, rental equipment sales proceeds and/or from borrowings under our credit agreement.

For the six months ended March 31, 2015, we had no cash flows from financing activities.

On March 2, 2011, we entered into a credit agreement with Frost Bank.  On September 27, 2013, we amended the credit agreement and increased the borrowing availability to $50.0 million (as amended, the “Credit Agreement”).  Our borrowings under the Credit Agreement were principally secured by our accounts receivable, inventories and equipment.  In addition, certain of our domestic subsidiaries guaranteed our obligations under the Credit Agreement and such subsidiaries secured the obligations by the pledge of certain of the assets of such subsidiaries.  We were required to make quarterly interest payments on borrowed funds.  The Credit Agreement limited the incurrence of additional indebtedness, required the maintenance of certain financial ratios, restricted us and our subsidiaries’ ability to pay cash dividends and contained other covenants customary in agreements of this type.  We believe that the cash flow coverage ratio and the funded debt to EBITDA ratio covenants were the most restrictive.  The interest rate for borrowings under the Credit Agreement was a LIBOR based rate with a margin spread of 250 to 325 basis points depending upon the maintenance of certain ratios.  At March 31, 2015, we were in compliance with all covenants under the Credit Agreement; however, a covenant requiring us to maintain a minimum ratio of Funded Debt to EBITDA restricted our potentially available borrowings under the Credit Agreement to $19.7 million at March 31, 2015.  There were standby letters of credit outstanding in the amount of $59,000 and additional borrowings available were approximately $19.7 million.  Please see “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 for more information about the restrictive covenants imposed on us by the Credit Agreement.

On May 4, 2015, we again amended the Credit Agreement which reduced our borrowing availability to $30.0 million with amounts available for borrowing determined by a borrowing base.  Under the amendments to the Credit Agreement, the borrowing base is determined based upon certain or our and our U.S. subsidiaries’ assets which include (i) 80% of certain accounts receivable plus (ii) 50% of certain notes receivable (such result not to exceed $10 million) plus (iii) 25% of certain inventories (excluding work-in-process inventories).  On a pro forma basis as of March 31, 2015, our borrowing base was $37.9 million resulting in borrowing availability of $30.0 million less any outstanding letters of credit.  Borrowings under the Credit Agreement as amended are secured by substantially all our assets.  In addition, each of our domestic subsidiaries have guaranteed our obligations under the Credit Agreement as amended and such subsidiaries have secured the obligations by the pledge of substantially all of the assets of such subsidiaries.  The Credit Agreement as amended expires on May 4, 2018 and all borrowed funds are due and payable at that time.  We are required to make monthly interest payments on any borrowed funds.  The Credit Agreement as amended limits the incurrence of additional indebtedness, requires the maintenance of a single financial ratio that compares certain of our assets to certain of our liabilities,  restricts the Company and its subsidiaries’ ability to pay cash dividends and contains other covenants customary in agreements of this type.  The interest rate for borrowings under the Credit Agreement as amended is based on the Wall Street Journal prime rate, which was 3.25% at March 31, 2015.

We believe that the combination of existing cash reserves, cash flows from operations and borrowing available under the Credit Agreement should provide us sufficient capital resources and liquidity to fund our planned operations through fiscal year 2015 and beyond.  However, there can be no assurance that such sources of capital will be sufficient to support our capital requirements in the long-term, and we may be required to issue additional debt or equity securities in the future to meet our capital requirements.  There can be no assurance we would be able to issue additional equity or debt securities in the future on terms that are acceptable to us or at all.

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

Foreign Currency and Operations Risk

One of our wholly-owned subsidiaries, Geospace Technologies Eurasia, is located in the Russian Federation. In addition, we operate a branch office, Geospace Technologies Sucursal Sudamericana, in Colombia. Our financial results for these entities may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions or changes in the political climate. Our consolidated balance sheet at March 31, 2015 reflected approximately $8.7 million and $0.5 million of net working capital related to our Russian and Colombian operations, respectively. Both of these entities receive a portion of their revenues and pay a majority of their expenses primarily in their local currency. To the extent that transactions of these entities are settled in their local currency, a devaluation of these currencies versus the U.S. dollar could reduce any contribution from these entities to our consolidated results of operations and total comprehensive income as reported in U.S. dollars. We do not hedge the market risk with respect to our operations in these countries; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of such currencies versus U.S. dollars to the extent such disruptions result in any reduced valuation of these foreign entities’ net working capital or future contributions to our consolidated results of operations. At March 31, 2015, the foreign exchange rate for $1.00 (one U.S. dollar) was equal to 57.9 Russian Rubles and 2,596 Colombian Pesos, respectively. If the value of the U.S. dollar were to increase by ten percent against these foreign currencies, our working capital in the Russian Federation and Colombia could decline by $0.9 million and $0.1 million, respectively.

Foreign Currency Intercompany Accounts and Notes Receivable

From time to time, we provide access to capital to our foreign subsidiaries through U.S. dollar denominated interest bearing promissory notes. Such funds are generally used by our foreign subsidiaries to purchase capital assets and for general working capital needs. In addition, we sell products to our foreign subsidiaries on trade credit terms in both U.S. dollars and in the subsidiary’s local currency. Because we have intercompany debts denominated in foreign currencies, any appreciation or devaluation of such foreign currencies against the U.S. dollar will result in a gain or loss, respectively, to our consolidated statement of operations. In February 2015, we entered into a $28.0 million Canadian dollar 90-day hedge agreement with a United States bank to hedge our Canadian dollar foreign exchange rate exposure.  At March 31, 2015, we had outstanding Canadian-dollar denominated intercompany accounts receivable of $28.6 million Canadian dollars resulting in an under-hedged position of $0.6 million Canadian dollars.  To the extent our under-hedged position of $0.6 million Canadian dollars remains, if the U.S. dollar exchange rate were to strengthen by ten percent against the Canadian dollar, we would recognize a foreign exchange loss of $49,000 U.S. dollars in our consolidated financial statements.

Floating Interest Rate Risk

The Credit Agreement contains a floating interest rate which subjects us to the risk of increased interest costs associated with any upward movements in bank market interest rates. Our borrowing interest rate under the Credit Agreement was a LIBOR based rate plus 250 to 325 basis points resulting in an adjusted interest rate at March 31, 2015 of 2.7%.  Under the Credit Agreement, as amended, our borrowing interest rate is the Wall Street Journal prime rate, which was 3.25% at March 31, 2015.  As of March 31, 2015 and September 30, 2014, there were no borrowings outstanding under the Credit Agreement.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of March 31, 2015 of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2015.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits

The following exhibits are filed with this Report on Form 10-Q.

3.1	Amended and Restated Certificate of Formation of Geospace Technologies Corporation.

3.2	Bylaws of Geospace Technologies Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed April 17, 2015).

10.1

Second-Amendment to Credit Agreement effective May 4,2015 by and between Geospace Technologies Corporation borrower certain subsidiaries of Geospace Technologies Corporation, as guarantors, and Frost Bank, as lender

10.2

Revolving Promissory Note Agreement effective May 4, 2015 by and between Geospace Technologies Corporation borrower, certain subsidiaries of Geospace Technologies Corporation, as guarantors, and Frost Bank, as lender.

10.3

Waiver and Consent Letter to Loan Agreement effective April 6, 2015 among Geospace Technologies Corporation, as borrower, certain subsidiaries of Geospace Technologies Corporation, as guarantors, and Frost Bank, as lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 7, 2015).

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

GEOSPACE TECHNOLOGIES CORPORATION

Date:	May 8, 2015	By:	/s/ Walter R. Wheeler
Walter R. Wheeler, President
and Chief Executive Officer
(duly authorized officer)

Date:	May 8, 2015	By:	/s/ Thomas T. McEntire
Thomas T. McEntire, Vice President,
Chief Financial Officer and Secretary
(principal financial officer)