Form 10-Q
period 2015-06-30
GEOSPACE TECHNOLOGIES CORP
filed 2015-08-07
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2015 OR

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

Yes     X       No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	X		Accelerated filer
Non-accelerated filer		(Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes           No   X

There were 13,147,916 shares of the Registrant’s Common Stock outstanding as of the close of business on July 31, 2015.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2015	September 30, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,606	$33,357
Short-term investments	19,610	19,861
Trade accounts receivable, net	13,339	24,602
Current portion of notes receivable	4,504	3,786
Income tax receivable	9,399	2,570
Inventories, net	131,387	145,890
Deferred income tax assets	8,320	7,244
Prepaid expenses and other current assets	3,018	6,698

Total current assets	215,183	244,008

Rental equipment, net	48,789	53,873
Property, plant and equipment, net	50,445	49,205
Goodwill	1,843	1,843
Non-current deferred income tax assets	1,202	75
Non-current notes receivable	1,077	28
Prepaid income taxes	4,515	5,848
Other assets	97	106

Total assets	$323,151	$354,986

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable trade	$3,114	$4,964
Accrued expenses and other current liabilities	9,559	14,590
Deferred revenue	312	3,752
Deferred income tax liabilities	41	23
Income taxes payable	—	22

Total current liabilities	13,026	23,351

Non-current deferred income tax liabilities	1,102	2,377

Total liabilities	14,128	25,728

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock	131	131
Additional paid-in capital	73,073	70,704
Retained earnings	241,728	260,919
Accumulated other comprehensive loss	(5,909)	(2,496)

Total stockholders’ equity	309,023	329,258

Total liabilities and stockholders’ equity	$323,151	$354,986

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Revenues:
Products	$15,467	$33,437	$58,763	$190,167
Rental equipment	4,284	7,291	10,096	20,460
Total revenues	19,751	40,728	68,859	210,627

Cost of revenues:
Products	19,233	21,902	59,248	110,540
Rental equipment	3,824	3,450	11,522	9,716
Total cost of revenues	23,057	25,352	70,770	120,256

Gross profit (loss)	(3,306)	15,376	(1,911)	90,371

Operating expenses:
Selling, general and administrative	5,469	6,237	17,291	19,493
Research and development	3,564	3,667	10,556	13,139
Bad debt expense	112	14	1,130	658
Total operating expenses	9,145	9,918	28,977	33,290

Income (loss) from operations	(12,451)	5,458	(30,888)	57,081

Other income (expense):
Interest expense	(36)	(143)	(255)	(378)
Interest income	138	12	312	68
Foreign exchange gains (losses), net	(567)	52	1,621	132
Other, net	(24)	(50)	(137)	(88)

Total other income (expense), net	(489)	(129)	1,541	(266)

Income (loss) before income taxes	(12,940)	5,329	(29,347)	56,815
Income tax expense (benefit)	(4,376)	1,577	(10,156)	18,071

Net income (loss)	$(8,564)	$3,752	$(19,191)	$38,744

Basic earnings (loss) per share	$(0.66)	$0.29	$(1.48)	$2.96

Diluted earnings (loss) per share	$(0.66)	$0.29	$(1.48)	$2.95

Weighted average shares outstanding – Basic	13,002,916	12,951,845	12,994,391	12,949,807
Weighted average shares outstanding – Diluted	13,002,916	12,999,807	12,994,391	13,000,103

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net income (loss)	$(8,564)	$3,752	$(19,191)	$38,744

Other comprehensive income (loss):
Change in unrealized gains (losses) on available-for-sale securities (net of tax)	(8)	(3)	13	(3)
Foreign currency translations adjustments	1,192	550	(3,426)	(489)
Total other comprehensive income (loss)	1,184	547	(3,413)	(492)

Total comprehensive income (loss)	$(7,380)	$4,299	$(22,604)	$38,252

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months	Nine Months
	Ended	Ended
	June 30, 2015	June 30, 2014
Cash flows from operating activities:
Net income (loss)	$(19,191)	$38,744
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income tax benefit	(3,458)	(730)
Depreciation	14,777	13,125
Accretion of discounts on short-term-investments	174	3
Stock-based compensation	3,434	3,026
Bad debt expense	1,130	658
Inventory obsolescence expense	2,566	2,176
Gross profit from the sale of used rental equipment	(1,658)	(10,309)
Gain on disposal of property, plant and equipment	(2)	(60)
Excess tax expense from stock-based compensation	(1,065)	—
Effects of changes in operating assets and liabilities:
Trade accounts and notes receivable	7,314	25,081
Income tax receivable	(6,829)	—
Inventories	5,274	(6,738)
Costs and estimated earnings in excess of billings	—	12,400
Prepaid expenses and other current assets	2,832	78
Prepaid income taxes	1,333	(109)
Accounts payable	(1,827)	(12,036)
Accrued expenses and other	(8,127)	(255)
Deferred revenue	(3,412)	2,987
Income taxes payable	(19)	3,033

Net cash provided by (used in) operating activities	(6,754)	71,074

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,046)	(5,650)
Investment in rental equipment	(3,784)	(25,726)
Proceeds from sale of used rental equipment	4,547	16,019
Proceeds from sale of property, plant and equipment	—	27
Purchases of short-term investments	(4,281)	(5,867)
Proceeds from the sale of short-term investments	4,415	—

Net cash used in investing activities	(1,149)	(21,197)

Cash flows from financing activities:
Principal payments on debt arrangements	—	(931)
Excess tax benefit from stock-based compensation	—	674
Proceeds from exercise of stock options	—	265

Net cash provided by financing activities	—	8

Effect of exchange rate changes on cash	152	(3)

Increase (decrease) in cash and cash equivalents	(7,751)	49,882

Cash and cash equivalents, beginning of period	33,357	2,726

Cash and cash equivalents, end of period	$25,606	$52,608

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.   Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet of Geospace Technologies Corporation and its subsidiaries (the “Company”) at September 30, 2014 was derived from the Company’s audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 2015 and the consolidated statements of operations and statements of comprehensive income (loss) for the three and nine months ended June 30, 2015 and 2014, and the consolidated statements of cash flows for the nine months ended June 30, 2015 and 2014 were prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows were made. The results of operations for the three and nine months ended June 30, 2015 are not necessarily indicative of the operating results for a full year or of future operations.

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

Reclassifications

Certain amounts previously presented in the consolidated financial statements have been reclassified to conform to the current year presentation. During the nine months ended June 30, 2015, the Company reclassified $4.2 million in deposits made for equipment purchases in the prior fiscal year from prepaid and other current assets to property, plant and equipment on its consolidated balance sheet. Such reclassification had no effect on net income (loss), stockholders’ equity or cash flows.

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

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Impairment Review of Goodwill and Long-lived Assets

At June 30, 2015, the Company had $1.8 million of goodwill reflected in its consolidated balance sheet. In accordance with FASB ASC 350, “Intangibles – Goodwill and Other,” we perform goodwill impairment testing at least annually, unless indicators of impairment exist in interim periods. In recent months, business conditions in the oil and gas industry have significantly deteriorated and the market value of the Company’s stock has declined. In light of the foregoing, we concluded that it was appropriate for us to perform an interim goodwill impairment test as of June 30, 2015. The impairment test for goodwill uses a two-step approach. Step one compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying value exceeds the estimated fair value, step two must be performed. Step two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess. Based on the results of our step one test as of June 30, 2015, management concluded that goodwill was not impaired; however, if conditions worsen or do not recover there could be impairments in the future. In connection with our goodwill impairment test, management also reviewed the recoverability of the carrying value of the Company’s rental equipment and property, plant and equipment based on future undiscounted cash flows and determined that no such impairment of these assets was necessary at June 30, 2015.

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

The Company has no contracts accounted for under the POC Method at June 30, 2015 and September 30, 2014.

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

Balance at October 1, 2014	$951
Accruals for warranties issued during the period	2,334
Settlements made (in cash or in kind) during the period	(1,126)
Balance at June 30, 2015	$2,159

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements-Going Concern”, which provides guidance on management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable) and to provide related footnote disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customer (Topic 606).” The amendment applies a new five-step revenue recognition model to be used in recognizing revenues associated with customer contracts. The amendment requires disclosure sufficient to enable readers of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill the contract. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2.   Short-term Investments

	As of June 30, 2015 (in thousands)
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments:
Corporate	$16,170	$-	$(18)	$16,152
Government	3,459	-	(1)	3,458

Total	$19,629	$-	$(19)	$19,610

	As of September 30, 2014 (in thousands)
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments:
Corporate	$14,262	$-	$(27)	$14,235
Government	5,638	-	(12)	5,626

Total	$19,900	$-	$(39)	$19,861

Accumulated other comprehensive loss on the consolidated balance sheets at June 30, 2015 and September 30, 2014 included unrealized losses (net of tax) of $13,000 and $26,000, respectively.

3.   Derivative Financial Instruments

At June 30, 2015 and September 30, 2014, the Company’s Canadian subsidiary had $27.7 million and $29.8 million, respectively, of Canadian dollar denominated intercompany accounts payable owed to one of the Company’s U.S. subsidiaries.  In order to mitigate its exposure to movements in foreign currency rates between the U.S. dollar and Canadian dollar, the Company routinely enters into foreign currency forward contracts to hedge a portion of its exposure to changes in the value of the Canadian dollar.   Approximately $3.1 million of these Canadian dollar denominated intercompany accounts payable are considered by management to be of a short-term nature whereby the appreciation or devaluation of the Canadian dollar against the U.S. dollar will result in a gain or loss, respectively, to our consolidated statement of operations.  The Company considers the remaining $24.6 million to be of a long-term nature and whereby settlement is not planned or anticipated in the foreseeable future; therefore, any resulting foreign income exchange gains and losses are reported in the consolidated balance sheets as a component of other comprehensive income in accordance with ASC 830 “Foreign Currency Matters”.  In June 2015, the Company entered into a $3.0 million 90-day hedge contract with a United States bank to hedge its short-term Canadian dollar foreign exchange rate exposure.  This contract reduces the impact on cash flows from movements in the Canadian dollar/U.S. dollar currency exchange rate, but has not been designated as a hedge for accounting purposes.

At June 30, 2015, the Company had an accrued unrealized foreign exchange gain of $28,000 under this contract.

The following table summarizes the gross fair value of all derivative instruments, which are not designated as hedging instruments and their location in the consolidated balance sheets (in thousands):

Derivative Instrument	Location	June 30, 2015	September 30, 2014
Foreign Currency Exchange Contract	Prepaid Expenses and Other Current Assets	$28	$795

The following table summarizes the impact of the Company’s derivatives on the consolidated statements of operations for the three and nine month periods ended June 30, 2015 and 2014 (in thousands):

		Three Months Ended		Nine Months Ended
		June 30		June 30
Derivative Instrument	Location of Gain (Loss)	2015	2014	2015	2014
Foreign Currency Exchange Contract	Other Income (Expense)	$(393)	$(1,003)	$2,555	$1,114

Amounts in the above table include realized and unrealized derivative gains and losses.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4.   Fair Value of Financial Instruments

At June 30, 2015, the Company’s financial instruments included cash and cash equivalents, short-term investments, foreign currency forward contract, trade and notes receivables and accounts payable.  Due to the short-term maturities of cash and cash equivalents, trade and other receivables and accounts payable, the carrying amounts approximate fair value on the respective balance sheet dates.

The Company measures its short-term investments and derivative instruments at fair value on a recurring basis.  The fair value measurement of the Company’s short-term investments and derivative instruments was determined using the following inputs (in thousands):

	As of June 30, 2015
		Quoted Prices in	Significant
		Active Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
	Total	(Level 1)	(Level 2)	(Level 3)
Short-term investments:
Corporate bonds	$16,152	$16,152	$—	$—
Government bonds	3,458	3,458	—	—
Foreign currency forward contract	28	—	28	—

Total	$19,638	$19,610	$28	$—

	As of September 30, 2014
		Quoted Prices in	Significant
		Active Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
	Total	(Level 1)	(Level 2)	(Level 3)
Short-term investments:
Corporate bonds	$14,235	$14,235	$—	$—
Government bonds	5,626	5,626	—	—
Foreign currency forward contract	795	—	795	—

Total	$20,656	$19,861	$795	$—

The Company applies fair value techniques on a non-recurring basis in evaluating potential impairment losses related to goodwill and long-lived assets.

5.   Accounts and Notes Receivable

Current trade accounts are reflected in the following table (in thousands):

	June 30, 2015	September 30, 2014
Trade accounts receivable	$15,254	$25,727
Allowance for doubtful accounts	(1,915)	(1,125)
	$13,339	$24,602

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

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Notes receivable, net are reflected in the following table (in thousands):

	June 30, 2015	September 30, 2014
Notes receivable	$5,581	$3,814
Allowance for doubtful notes	—	—
	5,581	3,814
Less current portion	4,504	3,786
Non-current notes receivable	$1,077	$28

During the nine months ended June 30, 2015, notes receivable were reduced $0.8 million in connection with the return of rental equipment from a customer in a non-cash transaction.

6.   Inventories

Inventories consist of the following (in thousands):

	June 30, 2015	September 30, 2014
Finished goods	$54,403	$42,473
Work-in-process	8,647	28,582
Raw materials	77,789	82,599
Obsolescence reserve	(9,452)	(7,764)
	$131,387	$145,890

During the nine months ended June 30, 2015 and 2014, the Company made non-cash inventory transfers of $4.8 million and $7.0 million, respectively, to its rental equipment fleet. Raw materials include semi-finished goods and component parts totaling $45.1 million and $43.6 million at June 30, 2015 and September 30, 2014, respectively.

7.   Long-Term Debt

The Company had no long-term debt outstanding at June 30, 2015 and September 30, 2014.

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

On May 4, 2015, the Company amended the Credit Agreement which reduced its borrowing availability to $30.0 million with amounts available for borrowing determined by a borrowing base.  Under the amendments to the Credit Agreement, the borrowing base is determined based upon certain of the Company’s and its U.S. subsidiaries’ assets which include (i) 80% of certain accounts receivable plus (ii) 50% of certain notes receivable (such result not to exceed $10 million) plus (iii) 25% of certain inventories (excluding work-in-process inventories).  As of June 30, 2015, the Company’s borrowing base was $39.8 million resulting in borrowing availability of $30.0 million less any outstanding letters of credit.  Borrowings under the Credit Agreement as amended are secured by substantially all of the Company’s assets.  In addition, the Company’s domestic subsidiaries have guaranteed the obligations of the Company under the Credit Agreement and such subsidiaries have secured the obligations by the pledge of substantially all of the assets of such subsidiaries.  The Credit Agreement as amended expires on May 4, 2018 and all borrowed funds are due and payable at that time.  The Company is required to make monthly interest payments on borrowed funds.  The Credit Agreement as amended limits the incurrence of additional indebtedness, requires the maintenance of a single financial ratio that compares certain of the Company’s assets to certain of its liabilities, restricts the Company and its subsidiaries’ ability to pay cash dividends and contains other covenants customary in agreements of this type.  The interest rate for borrowings under the Credit Agreement as amended is based on the Wall Street Journal prime rate, which was 3.25% at June 30, 2015.

At June 30, 2015, the Company was in compliance with all covenants under the Credit Agreement.  At June 30, 2015, the Company had standby letters of credit outstanding in the amount of $130,000.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8.   Accumulated Other Comprehensive Loss:

Accumulated other comprehensive loss consisted of the following (in thousands):

	Unrealized	Foreign
	Losses on	Currency
	Available-for-	Translation
	Sale Securities	Adjustments	Total
Balance at September 30, 2014	$(26)	$(2,470)	$(2,496)
Change in unrealized losses on available-for-sale securities (net of tax)	13	—	13
Foreign currency translation adjustments	—	(3,426)	(3,426)
Balance at June 30, 2015	$(13)	$(5,896)	$(5,909)

9.   Stock-Based Compensation:

On November 21, 2013, the Company issued 184,000 shares of restricted stock under the 1997 Key Employee Stock Option Plan, as amended.  The fair value of the Company’s common stock on the date of grant was $98.68 per share, and the total grant-date fair value related to these awards, net of estimated forfeitures, was $17.3 million which will be charged to expense over four years as the restrictions lapse.  During fiscal year 2014, the Company issued a total of 13,000 shares of restricted stock under the 2014 Long Term Incentive Plan, as amended (“the Plan”) at a weighted average grant date fair value of $45.68 per share.  During the first nine months of fiscal year 2015, the Company issued a total of 3,000 shares of restricted stock under the Plan at a weighted average grant date fair value of $19.13 per share.   Recipients of restricted stock awards are entitled to vote such shares and are entitled to dividends if paid.

Compensation expense for restricted stock awards is determined based on the closing market price of the Company’s stock on the date of grant applied to the total number of shares that are anticipated to fully vest.  As of June 30, 2015, we had unrecognized compensation expense of approximately $10.4 million relating entirely to restricted stock awards.  The weighted average period over which this unrecognized expense is expected to be recognized is approximately 2.5 years.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10.   Earnings (Loss) Per Common Share

The Company applies the two-class method in calculating per share data.  The following table summarizes the calculation of net earnings (loss) and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings (loss) per share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Net income (loss)	$(8,564)	$3,752	$(19,191)	$38,744
Less: Income allocable to unvested restricted stock	—	(43)	—	(439)
Income (loss) available to common shareholders	(8,564)	3,709	(19,191)	38,305
Reallocation of participating earnings	—	—	—	1

Income (loss) attributable to common shareholders for diluted earnings per share	$(8,564)	$3,709	$(19,191)	$38,306

Weighted average number of common share equivalents:
Common shares used in basic earnings (loss) per share	13,002,916	12,951,845	12,994,391	12,949,807
Common share equivalents outstanding related to stock options	—	47,962	—	50,296

Total weighted average common shares and common share equivalents used in diluted earnings (loss) per share	13,002,916	12,999,807	12,994,391	13,000,103

Earnings (loss) per share:
Basic	$(0.66)	$0.29	$(1.48)	$2.96
Diluted	$(0.66)	$0.29	$(1.48)	$2.95

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

12.   Segment Information

The Company reports and evaluates financial information for two segments:  Seismic and Non-Seismic. Seismic product lines include land and marine wireless data acquisition systems, seabed reservoir characterization products and services, geophones and geophone strings, hydrophones, leader wire, connectors, telemetry cables, marine streamer retrieval and steering devices and various other products.  The Non-Seismic product lines include thermal imaging products and industrial products.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table summarizes the Company’s segment information (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net revenues:
Seismic	$13,538	$35,377	$51,912	$194,307
Non-Seismic	6,098	5,209	16,548	15,916
Corporate	115	142	399	404

Total	$19,751	$40,728	$68,859	$210,627

Income (loss) from operations:
Seismic	$(10,253)	$8,149	$(23,382)	$66,165
Non-Seismic	971	777	2,331	1,814
Corporate	(3,169)	(3,468)	(9,837)	(10,898)

Total	$(12,451)	$5,458	$(30,888)	$57,081

13.   Income Taxes

The Company’s effective tax rates for the three months ended June 30, 2015 and 2014 were (33.8)% and 29.7%, respectively.   The Company’s effective tax rates for the nine months ended June 30, 2015 and 2014 were (34.6)% and 31.8%, respectively. The lower effective tax rates for each of the periods ended June 30, 2014 primarily resulted from a manufacturers’/producers’ deduction available to U.S. manufacturers.

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

Wireless Products

We have developed a land-based wireless (or nodal) seismic data acquisition system called the GSX.  Each GSX station operates independently and therefore can be deployed in virtually unlimited channel configurations.  Rather than utilizing interconnecting cables as required by most traditional land data acquisition systems, each GSX station operates as an independent data collection system.  As a result, our GSX system requires less maintenance, which we believe allows our customers to operate more effectively and efficiently because of its reduced environmental impact, lower weight and ease of operation.  Our GSX system is designed into configurations ranging from one to four channels per station.  Since its introduction in 2008 and through June 30, 2015, we have sold 332,000 GSX channels and we have 129,000 GSX channels in our rental fleet.  We do not expect to expand our GSX rental fleet in the foreseeable future.

We have also developed a marine-based wireless seismic data acquisition system called the OBX.  Similar to our GSX land-based wireless system, the marine OBX system can be deployed in virtually unlimited channel configurations and does not require interconnecting cables between each station.  Our deep water versions of the OBX system can be deployed in depths of up to 3,450 meters.  Through June 30, 2015, we have sold 450 OBX stations and we have 4,500 OBX stations in our rental fleet.  We expect to make additional investments in our OBX rental fleet in fiscal year 2015 and beyond.

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

In November 2012, we received an order from Statoil (the “Statoil Order”) for $171.7 million, including amendments, to instrument two reservoirs in the North Sea.  During the fiscal years ended September 30, 2013 and 2014, we recognized revenues of $109.6 million and $62.1 million, respectively, from the Statoil Order using the percentage of completion revenue recognition method.  Also during the fiscal year ended September 30, 2014, we delivered a $5.0 million permanent land reservoir monitoring system for use in Saudi Arabia and a $4.4 million system to enlarge BP’s existing Valhall field system.  We have not delivered nor have we received orders for any permanent reservoir monitoring systems during the first nine months of fiscal year 2015.

In addition, we produce seismic borehole acquisition systems which employ a fiber optic augmented wireline capable of very high data transmission rates. These systems are used for several reservoir monitoring applications, including an application pioneered by us allowing operators and service companies to monitor and measure the results of fracturing operations.

Non-Seismic Products

Our non-seismic businesses leverage upon our existing manufacturing facilities and engineering capabilities. We have found that many of our seismic products, with little or no modification, have direct application to industries beyond those involved in oil and gas exploration and development. For example, our customers utilize our seismic borehole tools to monitor subsurface carbon dioxide injections and for mine safety applications.

Our non-seismic products include thermal imaging products targeted at the commercial graphics industry as well as various industrial products which include (i) sensors and tools for vibration monitoring, mine safety application and earthquake detection, (ii) cables for power and communication for the offshore oil and gas and offshore construction industries, and (iii) water meter cables and other specialty cable and connector products.

Consolidated Results of Operations

We report and evaluate financial information for two segments: Seismic and Non-Seismic.  Summary financial data by business segment follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Seismic
Traditional exploration product revenues	$6,323	$9,928	$23,613	$43,272
Wireless exploration product revenues	6,017	12,184	23,796	70,333
Reservoir product revenues	1,198	13,265	4,503	80,702

Total seismic revenues	13,538	35,377	51,912	194,307
Operating income (loss)	(10,253)	8,149	(23,382)	66,165

Non-Seismic
Net revenues	6,098	5,209	16,548	15,916
Operating income	971	777	2,331	1,814

Corporate
Net revenues	115	142	399	404
Operating loss	(3,169)	(3,468)	(9,837)	(10,898)

Consolidated Totals
Net revenues	19,751	40,728	68,859	210,627
Operating income (loss)	(12,451)	5,458	(30,888)	57,081

Overview

During fiscal year 2013 and through the first half of fiscal year 2014, we experienced very strong market demand in both North American and international markets for our wireless GSX channels and geophone sensors.  Also during that period, we reported significant revenues from our seismic reservoir products, primarily from the Statoil Order.  Early in calendar year 2014, we began to experience a softening in the demand for our seismic exploration products, particularly in North America, as capital budgets for oil and gas producers were trending away from exploration-focused activities toward production and exploitation activities.  During this period oil production in North America’s unconventional shale reservoirs increased, as did oil production from non-OPEC countries, resulting in an oversupply of crude oil in the world market.  Since July 2014, market prices for a barrel of crude oil declined from over $100 to less than $50 today.  With the decline in oil and natural gas prices, exploration and production companies have had a significant reduction in cash flows resulting in sharp reductions in capital spending budgets for current and future oil and gas exploration and production activities, including seismic activities.  In addition, the Statoil Order was completed in April 2014 and we have not received any new orders for permanent reservoir monitoring systems since that time.  Consequently, revenues from our seismic business segment for the nine months ended June 30, 2015 declined 73.3%, from the corresponding period of the prior fiscal year, to $51.9 million resulting in an operating loss of $23.4 million.  We expect sales of our seismic products, and in particular our traditional and wireless products, to be challenged until crude oil prices stabilize and industry conditions improve.  We expect these challenging industry conditions to negatively impact the demand for our seismic products throughout fiscal year 2015 and beyond.

Three and nine months ended June 30, 2015 compared to three and nine months ended June 30, 2014

Consolidated revenues for the three months ended June 30, 2015 decreased by $21.0 million, or 51.6%, from the corresponding period of the prior fiscal year.  Consolidated revenues for the nine months ended June 30, 2015 decreased by $141.8 million, or 67.3%, from the corresponding period of the prior fiscal year.  These revenue decreases were attributable to substantially lower product demand in our seismic business segment.

Consolidated gross profit (loss) for the three months ended June 30, 2015 decreased $18.7 million, or 121.5%, from the corresponding period of the prior fiscal year.  Consolidated gross profit for the nine months ended June 30, 2015 decreased $92.3 million, or 102.1%, from the corresponding period of the prior fiscal year.  The decrease in gross profit for the three and nine months ended June 30, 2015 was caused by a number of factors, including (i) significantly lower seismic product revenues, (ii) unabsorbed fixed manufacturing costs due to low factory utilization, (iii) fixed depreciation expenses from our rental equipment during periods of low rental equipment utilization, (iv) a sales mix containing a concentration of significantly lower-margin products caused by a substantial reduction in revenues from our wireless and reservoir products, (v) increased warranty costs due to product defects, and (vi) increased inventory obsolescence expenses due to higher levels of slow-moving inventories.  Should current industry conditions persist, we expect our seismic product profit margins to be under significant stress for the remainder of fiscal year 2015 and into the future due to each of the factors cited above.  In addition, continued negative industry conditions could lead to asset impairments in the future.

Consolidated operating expenses for the three and nine months ended June 30, 2015 decreased $0.8 million or 7.8%, and $4.3 million or 13.0%, respectively, from the corresponding periods of the prior fiscal year.  The decrease for each period ended June 30, 2015 was primarily due to the elimination of incentive compensation expenses and was partially offset by increased bad debt expense.

Other expense for the three months and nine months ended June 30, 2015 increased $0.4 million and decreased $1.8 million, respectively, from the corresponding periods of the prior fiscal year.  These changes in other expense were primarily due to foreign exchange gains and losses attributable to U.S. dollar deposits held by our Russian subsidiary.

Our effective tax rates for the three months ended June 30, 2015 and 2014 were (33.8)% and 29.7%, respectively.  Our effective tax rates for the nine months ended June 30, 2015 and 2014 were (34.6)% and 31.8%, respectively.  The lower effective tax rates for each of the periods ended June 30, 2014 primarily resulted from a manufacturers’/producers’ deduction available to U.S. manufacturers.

Seismic Products

Revenues

Our seismic product revenues for the three months ended June 30, 2015 decreased by $21.8 million, or 61.7%, from the corresponding period of the prior fiscal year.  Revenues of our seismic products for the nine months ended June 30, 2015 decreased by $142.4 million, or 73.3%, from the corresponding period of the prior fiscal year.  The components of this decrease include the following:

•

Traditional Product Revenues and Rentals – For the three months ended June 30, 2015, revenues from our traditional products decreased $3.6 million, or 36.3%, from the corresponding period of the prior fiscal year.  For the nine months ended June 30, 2015, revenues from our traditional products decreased $19.7 million, or 45.4%, from the corresponding period of the prior fiscal year.  The decrease for the three and nine months ended June 30, 2015 reflects lower demand for our geophone and marine products due to the soft industry conditions described above.  In addition, the first quarter results of the prior year period included large orders for geophones which accompanied the sale of GSX wireless systems.

•

Wireless Product Revenues and Rentals – For the three months ended June 30, 2015, revenues from our GSX and OBX wireless products decreased by $6.2 million, or 50.6%, from the corresponding period of the prior fiscal year.   For the nine months ended June 30, 2015, revenues from our GSX and OBX wireless products decreased by $46.5 million, or 66.2%, from the corresponding period of the prior fiscal year.  These results reflect declines in both product and rental revenues and are a direct result of reduced demand caused by soft industry conditions in today’s market.  Although overall wireless rental revenues declined, rental revenues from our OBX marine nodal systems increased in both periods ended June 30, 2015.  If  industry conditions improve and demand resumes for seismic products and services, we believe that future demand for our GSX and OBX will increase as seismic contractors transition to wireless systems to improve efficiencies and lower cost in lieu of less efficient cabled land and marine systems, although we expect this order flow to continue to be erratic from quarter to quarter.

•

Reservoir Product Revenues, Rentals and Services – For the three months ended June 30, 2015, revenues from our reservoir products decreased $12.1 million, or 91.0%, from the corresponding period of the prior year.  For the nine months ended June 30, 2015, revenues from our reservoir products decreased $76.2 million, or 94.4%, from the corresponding period of the prior year. The decrease in revenues for each of the periods ended June 30, 2015 was primarily due to Statoil Order deliveries in the prior year periods.  There were no permanent reservoir monitoring systems delivered in fiscal year 2015.  While we continue to actively market these products to our customers, currently, we do not expect to receive any substantial permanent reservoir monitoring contracts during fiscal year 2015.

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

Operating Income (Loss)

Our operating income (loss) associated with revenues from our seismic products for the three months ended June 30, 2015 decreased by $18.4 million, or 225.8% from the corresponding period of the prior fiscal year.  Our operating income (loss) associated with revenues from our seismic products for the nine months ended June 30, 2015 decreased by $89.5 million, or 135.3%, from the corresponding period of the prior fiscal year. The decrease in operating income for the three and nine months ended June 30, 2015 was due to the substantial decline in our product revenues which, in turn, resulted in substantially lower gross profits due to the factors described above.

Non-Seismic Products

Revenues

Revenues from our non-seismic products for the three months ended June 30, 2015 increased by $0.9 million, or 17.1%, from the corresponding period of the prior fiscal year.  Revenues from our non-seismic products for the nine months ended June 30, 2015 increased by $0.6 million, or 4.0%, from the corresponding period of the prior fiscal year.  The increase in revenues for the three and nine months ended June 30, 2015 was primarily due to increased demand for our industrial products.

Operating Income

Our operating income associated with revenues from our non-seismic products for the three months ended June 30, 2015 increased $0.2 million, or 25.0%, from the corresponding period of the prior fiscal year. Our operating income associated with revenues from our non-seismic products for the nine months ended June 30, 2015 increased $0.5 million, or 28.5%, from the corresponding period of the prior fiscal year.  The increase in operating income for the three and nine months ended June 30, 2015 was primarily the result of increased demand for our industrial products and margin improvements from our offshore cable products.

Liquidity and Capital Resources

At June 30, 2015, we had approximately $25.6 million in cash and cash equivalents and $19.6 million in short-term investments.  For the nine months ended June 30, 2015, we used $6.8 million of cash from operating activities.  These uses of cash included (i) our net loss of $19.2 million, (ii) a $8.1 million decrease in accrued expenses and other current liabilities primarily due to the payment of fiscal year 2014 incentive compensation and calendar year 2014 property taxes, (iii) a $6.8 million increase in income tax receivable resulting from our pretax loss and our intent to claim a refund of taxes paid in prior years, (iv) a $1.8 million decrease in accounts payable due to declining inventory purchases resulting from reduced product demand, and (v) a $3.4 million decrease in deferred revenue primarily due to the revenue recognition of a $3.0 million non-refundable customer deposit.  These uses of cash were partially offset by (i) net non-cash charges of $18.6 million from deferred income taxes, depreciation, accretion, stock-based compensation, inventory obsolescence and bad debts, (ii) a $7.3 million decrease in trade accounts and notes receivable resulting from collections and a decline in revenues, (iii) a $5.3 million decrease in inventories caused by reduced product demand and a drawdown of our excess inventories, and (iv) a $2.8 million decrease in prepaid and other current assets.

For the nine months ended June 30, 2015, we used cash of $1.1 million from investing activities.  These uses of cash included (i) capital expenditures of $3.8 million to expand our rental equipment fleet and (ii) $2.0 million for additions to our property and equipment.  These uses of cash were partially offset by (i) proceeds of $4.5 million from the sale of used rental equipment and (ii) net proceeds of $0.1 million from the sale of short-term investments.  Regarding future investments into our rental fleet, we expect total fiscal year 2015 cash investments into our rental fleet to be $4.5 million and non-cash transfers from our inventory account of $5.5 million or more.  We estimate total fiscal year 2015 cash investments in property, plant and equipment will be approximately $2.5 million, including $0.5 million related to the expansion of our Houston manufacturing and engineering facilities. If industry conditions were to improve substantially or if we receive significant PRM system orders, we may accelerate our facility expansion plans. We expect these capital expenditures will be financed from our cash on hand, internal cash flow, rental equipment sales proceeds and/or from borrowings under our credit agreement.

For the nine months ended June 30, 2015, we had no cash flows from financing activities.

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

On May 4, 2015, we again amended the Credit Agreement which reduced our borrowing availability to $30.0 million with amounts available for borrowing determined by a borrowing base.  Under the amendments to the Credit Agreement, the borrowing base is determined based upon certain or our and our U.S. subsidiaries’ assets which include (i) 80% of certain accounts receivable plus (ii) 50% of certain notes receivable (such result not to exceed $10 million) plus (iii) 25% of certain inventories (excluding work-in-process inventories).  As of June 30, 2015, our borrowing base was $39.8 million resulting in borrowing availability of $30.0 million less any outstanding letters of credit.  Borrowings under the Credit Agreement as amended are secured by substantially all our assets.  In addition, each of our domestic subsidiaries have guaranteed our obligations under the Credit Agreement as amended and such subsidiaries have secured the obligations by the pledge of substantially all of the assets of such subsidiaries.  The Credit Agreement as amended expires on May 4, 2018 and all borrowed funds are due and payable at that time.  We are required to make monthly interest payments on any borrowed funds.  The Credit Agreement as amended limits the incurrence of additional indebtedness, requires the maintenance of a single financial ratio that compares certain of our assets to certain of our liabilities,  restricts the Company and its subsidiaries’ ability to pay cash dividends and contains other covenants customary in agreements of this type.  The interest rate for borrowings under the Credit Agreement as amended is based on the Wall Street Journal prime rate, which was 3.25% at June 30, 2015.

We believe that the combination of existing cash reserves, cash flows from operations and borrowings available under the Credit Agreement as amended should provide us sufficient capital resources and liquidity to fund our planned operations through fiscal year 2015 and beyond.  However, there can be no assurance that such sources of capital will be sufficient to support our capital requirements in the long-term, and we may be required to issue additional debt or equity securities in the future to meet our capital requirements.  There can be no assurance we would be able to issue additional equity or debt securities in the future on terms that are acceptable to us or at all.

At June 30, 2015, the Company was in compliance with all covenants under the Credit Agreement as amended.  At June 30, 2015, the Company had standby letters of credit outstanding in the amount of $130,000.   Please see “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 for more information about the restrictive covenants imposed on us by the Credit Agreement as amended.

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

Foreign Currency and Operations Risk

One of our wholly-owned subsidiaries, Geospace Technologies Eurasia, is located in the Russian Federation. In addition, we operate a branch office, Geospace Technologies Sucursal Sudamericana, in Colombia. Our financial results for these entities may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions or changes in the political climate. Our consolidated balance sheet at June 30, 2015 reflected approximately $9.6 million and $0.4 million of net working capital related to our Russian and Colombian operations, respectively. Both of these entities receive a portion of their revenues and pay a majority of their expenses primarily in their local currency. To the extent that transactions of these entities are settled in their local currency, a devaluation of these currencies versus the U.S. dollar could reduce any contribution from these entities to our consolidated results of operations and total comprehensive income as reported in U.S. dollars. We do not hedge the market risk with respect to our operations in these countries; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of such currencies versus U.S. dollars to the extent such disruptions result in any reduced valuation of these foreign entities’ net working capital or future contributions to our consolidated results of operations. At June 30, 2015, the foreign exchange rate for $1.00 (one U.S. dollar) was equal to 55.5 Russian Rubles and 2,627 Colombian Pesos, respectively. If the value of the U.S. dollar were to increase by ten percent against these foreign currencies, our working capital in the Russian Federation and in Colombia could decline by $1.0 million and $40,000, respectively.

Foreign Currency Intercompany Accounts and Notes Receivable

From time to time, we provide access to capital to our foreign subsidiaries through U.S. dollar denominated interest bearing promissory notes. Such funds are generally used by our foreign subsidiaries to purchase capital assets and for general working capital needs. In addition, we sell products to our foreign subsidiaries on trade credit terms in both U.S. dollars and in the subsidiary’s local currency. At June 30, 2015, we had outstanding Canadian-dollar denominated intercompany accounts receivable of CAN$27.7 million.  Approximately CAN$3.1 million of these intercompany receivables are considered by management to be of a short-term nature whereby the appreciation or devaluation of the Canadian dollar against the U.S. dollar will result in a gain or loss, respectively, to our consolidated statement of operations. The Company considers approximately CAN$24.6 million of the intercompany receivable to be of a long-term nature whereby settlement is not planned or anticipated in the foreseeable future; therefore, any resulting foreign exchange gains and losses are reported in the consolidated balance sheets as a component of other comprehensive income in accordance with ASC 830 “Foreign Currency Matters”.  In June 2015, we entered into a CAN$3.0 million 90-day hedge agreement with a United States bank to hedge our short-term Canadian dollar foreign exchange rate exposure, resulting in an under-hedged position of approximately $0.1 million Canadian dollars. To the extent our under-hedged position remains, if the U.S. dollar exchange rate were to strengthen by ten percent against the Canadian dollar, we would recognize a foreign exchange loss of $10,000 U.S. dollars in our consolidated financial statements.

Floating Interest Rate Risk

The Credit Agreement as amended contains a floating interest rate which subjects us to the risk of increased interest costs associated with any upward movements in bank market interest rates. Under the Credit Agreement as amended our borrowing interest rate is the Wall Street Journal prime rate, which was 3.25% at June 30, 2015.  As of June 30, 2015 and September 30, 2014, there were no borrowings outstanding under the Credit Agreement.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of June 30, 2015 of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2015.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

GEOSPACE TECHNOLOGIES CORPORATION

Date:	August 7, 2015	By:	/s/ Walter R. Wheeler
Walter R. Wheeler, President
and Chief Executive Officer
(duly authorized officer)

Date:	August 7, 2015	By:	/s/ Thomas T. McEntire
Thomas T. McEntire, Vice President,
Chief Financial Officer and Secretary
(principal financial officer)