Form 10-K
period 2015-09-30
GEOSPACE TECHNOLOGIES CORP
filed 2015-11-19
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended September 30, 2015 OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 001-13601

GEOSPACE TECHNOLOGIES CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Texas	76-0447780
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 13,147,916 shares of the Registrant’s Common Stock outstanding as of the close of business on October 31, 2015. As of March 31, 2015, the aggregate market value of the Registrant’s Common Stock held by non-affiliates was approximately $211 million (based upon the closing price of $16.51 on March 31, 2015, as reported by The NASDAQ Global Market).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Registrant’s 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

PART I

Item 1. Business

Business Overview

Geospace Technologies Corporation reincorporated as a Texas corporation effective April 16, 2015.  We originally incorporated as a Delaware corporation on September 27, 1994. Unless otherwise specified, the discussion in this Annual Report on Form 10-K refers to Geospace Technologies Corporation and its subsidiaries. We design and manufacture instruments and equipment used in the oil and gas industry to acquire seismic data in order to locate, characterize and monitor hydrocarbon producing reservoirs. We also design and manufacture non-seismic products, including industrial products, offshore cables, thermal printing equipment and film. We report and categorize our customers and products into two different segments: Seismic and Non-Seismic.

We have engaged in the seismic instrument and equipment business since 1980 and market our products primarily to the oil and gas industry. Demand for our products has been, and will likely continue to be, vulnerable to downturns in the economy and the oil and gas industry in general. For more information, please refer to the risks discussed under the heading “Risk Factors”.

Products and Product Development

Seismic Products

Our seismic business segment accounts for the majority of our revenue. Geoscientists use seismic data primarily in connection with the exploration, development and production of oil and gas reserves to map potential and known hydrocarbon bearing formations and the geologic structures that surround them. Our seismic product lines currently consist of land and marine nodal data acquisition systems, permanent land and seabed reservoir monitoring products and services, geophones and geophone strings, hydrophones, leader wire, connectors, telemetry cables, marine streamer retrieval and steering devices and various other products. Our seismic products are compatible with most major competitive seismic data acquisition systems currently in use. We believe that our seismic products are among the most technologically advanced instruments and equipment available for seismic data acquisition.

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

Wireless Products

We have developed a land-based wireless (or nodal) seismic data acquisition system called the GSX.  Each GSX station operates independently and therefore can be deployed in virtually unlimited channel configurations.  Rather than utilizing interconnecting cables as required by most traditional land data acquisition systems, each GSX station operates as an independent data collection system.  As a result, our GSX system requires less maintenance, which we believe allows our customers to operate more effectively and efficiently because of its reduced environmental impact, lower weight and ease of operation.  Our GSX system is designed into configurations ranging from one to four channels per station.  Since its introduction in 2008 and through September 30, 2015, we have sold 331,000 GSX channels and we have 130,000 GSX channels in our rental fleet.  We do not expect to expand our GSX rental fleet in the foreseeable future.

We have also developed a marine-based wireless seismic data acquisition system called the OBX.  Similar to our GSX land-based wireless system, the marine OBX system can be deployed in virtually unlimited channel configurations and does not require interconnecting cables between each station.  Our deep water versions of the OBX system can be deployed in depths of up to 3,450 meters.  Through September 30, 2015, we have sold 450 OBX stations and we have 4,400 OBX stations in our rental fleet.  We expect to make additional investments in our OBX rental fleet in fiscal year 2016 as a result of a recent agreement executed with an international seismic contractor.

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

In November 2012, we received an order from Statoil (the “Statoil Order”) for $171.7 million, including amendments, to instrument two reservoirs in the North Sea.  During the fiscal years ended September 30, 2013 and 2014, we recognized revenue of $109.6 million and $62.1 million, respectively, from the Statoil Order using the percentage of completion revenue recognition method.

During the fiscal year ended September 30, 2014, we also delivered a $5.0 million permanent land reservoir monitoring system for use in Saudi Arabia and a $4.4 million system to enlarge BP’s existing Valhall field system.  We did not deliver nor did we receive orders for any permanent reservoir monitoring systems during fiscal year 2015.

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

Our non-seismic products include thermal imaging products targeted at the commercial graphics industry as well as various industrial products. Our industrial products include (i) sensors and tools for vibration monitoring, mine safety application and earthquake detection, (ii) cables for power and communication for the offshore oil and gas and offshore construction industries, and (iii) water meter cables and other specialty industrial cable and connector products.

Business Strategy

Our long-term business strategy is focused on continued investment in research and development, expansion of our manufacturing and engineering capacity, expansion of our seismic equipment rental business, selective acquisitions, reinvestment of profits and minimizing debt obligations.

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

•

Attract and Retain Engineering Staff – Our engineering staff has been key to our success, we intend to continue our tradition of retaining and attracting engineering staff and providing appropriate compensation and benefits.

•

Expand Manufacturing and Engineering Capacity to Accommodate Future Growth – Our new product innovations have led to significant revenue growth in previous years.  Since our initial public offering in 1997 and through fiscal year 2015, we have expanded our manufacturing, warehousing, engineering and office space from 99,000 square feet to 648,000 square feet.  Early in fiscal year 2013, we received a large order from Statoil to design and manufacture two seabed permanent reservoir monitoring systems.  This order required substantially all of our manufacturing capacity and capabilities for a period of approximately 18 months, requiring us to outsource many of our routine manufacturing activities and to turn away potential customer orders for other products.  Furthermore, we had no spare manufacturing capacity to accommodate any other large order for a permanent reservoir monitoring system, should one have occurred.  We believe we are the world leader in the design and manufacture of these systems.  As such, we expect to receive future orders for large-scale reservoir monitoring systems which may exceed the magnitude of the Statoil Order, although the timing and frequency of such orders, if any, is unknown.  We are currently experiencing depressed industry conditions as a result of lower crude oil prices and their impact upon capital spending in the oil and gas industry worldwide.  The resulting significant decline in seismic product orders and, in particular, the lack of any orders for permanent reservoir monitoring systems, have required us to defer our plans to expand our manufacturing and engineering facilities until product demand, including demand for large permanent reservoir monitoring systems, and factory capacity utilization return to levels comparable to those we experienced during fiscal year 2013.

•

Expand our Seismic Equipment Rental Business – We have offered seismic equipment to our customers on a rental basis for many years, originally through our subsidiary in Canada. Following our introduction of new wireless data acquisition technology in 2008, we began offering our newly introduced GSX systems for rent in 2009, and at that time we initiated a rental fleet of 2,000 GSX channels.  At the conclusion of fiscal year 2015, our rental fleet contained 130,000 GSX channels which are warehoused in North America, South America and Europe.  Many current owners of our GSX channels were initially introduced to the product through a rental.  We believe this rental strategy has contributed to the sale of 331,000 GSX channels since its introduction in 2008.  We have also expanded this rental strategy to our marine OBX wireless system.  At the conclusion of fiscal year 2015, our rental fleet contained 4,400 OBX stations.  While demand has declined substantially for the rental of our GSX equipment due to the significant underutilization of customer-owned land data acquisition systems, we expect our OBX rental revenue to increase in fiscal year 2016 as a result of a recent agreement executed with an international seismic contractor.  We plan to meet this demand by adding additional OBX stations to our rental fleet.  We believe our rental business creates opportunities for us to demonstrate the qualities and benefits of new products like the GSX and OBX to potential customers without requiring the customer to make a large upfront capital investment.  As a result, we will continue adding new product technologies to our rental fleet to meet customer demand.

•

Selectively Pursue Acquisitions of Businesses with Technological and Engineering Overlap – The seismic industry periodically experiences volatile business cycles requiring us to rapidly increase and decrease our business activities to meet the industry’s demand for our products.  The seismic industry generally offers equipment manufacturers like us limited visibility into new orders creating challenges for us to manage our manufacturing capacity, workforce and working capital.  While our primary growth initiative is to expand our seismic product offerings, we may also seek out other non-seismic business opportunities which complement our existing products, engineering and manufacturing capabilities, and company-wide culture.  While we routinely evaluate both seismic and non-seismic business acquisition opportunities, we may direct these efforts toward non-seismic businesses in order to diversify our revenue base and expose us to different markets with different business cycles.

•

Reinvest Profits and Minimize Debt Obligations – Our growth over the years has resulted from the reinvestment of our cash profits back into engineering projects, plant additions, rental fleet development and expansion, small niche acquisitions and working capital expansion.  While we are not opposed to moderate amounts of short-term debt during favorable business cycles, we choose to minimize our exposure to long-term debt obligations which, in our view, restrict our ability to operate during periodic difficult business cycles in the seismic industry similar to the current business environment.  We believe this strategy has allowed us to achieve higher revenue and profit growth than our peers, many of whom have significant long-term debt burdens.  We also believe that the value of our common shares outstanding will be best served in the long-term by reinvesting our cash profits back into the business.  In this regard, we do not anticipate paying any cash dividends in the foreseeable future, nor do we expect to initiate a buy-back program to repurchase our common stock.

Segment and Geographic Information

We report and categorize our sales and products into two business segments: Seismic and Non-Seismic. Our Seismic product lines currently include land and marine wireless data acquisition systems, seabed permanent reservoir monitoring systems and services, geophones and geophone strings, hydrophones, leader wire, connectors, telemetry cables, marine streamer retrieval and steering devices and various other products. Our Non-Seismic product lines include thermal imaging and industrial products. Frequently, we have a minor amount of Seismic product sales to our Non-Seismic customers. For a discussion of financial information by segment and geographic area, see Note 19 to the consolidated financial statements contained in this Annual Report on Form 10-K.

Competition

Seismic Products

We are one of the world’s largest designers and manufacturers of seismic related products. The principal competitors for many of our traditional seismic products are Sercel (a division of CGG), ION Geophysical (“ION”), INOVA (a joint venture formed in 2009 between ION and Bureau of Geophysical Prospecting, a subsidiary of China National Petroleum Company) and Steward Cable (a

division of Amphenol Corporation). Furthermore, entities in China affiliated with Sercel as well as other Chinese manufacturers produce low-cost geophones meeting current industry standards.   Geophones are generally price sensitive, so the ability to manufacture these products at a low cost is essential to maintain market share.  We believe our primary competitor in the manufacture of our marine products is Sercel.

The primary competitors for our land wireless data acquisition systems are Sercel, Fairfield Industries, INOVA Wireless Seismic and numerous smaller entities. We believe the primary competitors for our marine nodal data acquisition systems are marine seismic data acquisition service providers like Fairfield Industries, Seabed Geosolutions (a joint venture formed between Fugro and CGG), and Magseis ASA, each of whom utilizes their own proprietary nodal technology.  For land and marine wireless data acquisition systems, while price is an important factor in a customer’s decision to purchase the product, we believe customers also place a high value on a product’s historical performance and the ongoing engineering and field support provided by the product’s manufacturer.

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

We produce our own brand of dry thermal film internally. We also purchase a substantial quantity of dry thermal film manufactured by Agfa-Gevaert N.V.  In addition, we manufacture variants of our marine wireless products using a timing device manufactured by Microsemi Corporation.  For a discussion of the risks related to our reliance on these suppliers, see “Risk Factors – We Rely on Key Suppliers for Certain Components Used in Our Products.”

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

Markets and Customers

Our principal customers for our traditional and wireless seismic products are seismic contractors and, to a lesser extent, major independent and government-owned oil and gas companies that either operate their own seismic crews or specify seismic instrument and equipment preferences to contractors. For our deep water permanent reservoir monitoring products, our customers are generally large international oil and gas companies that operate long-term offshore oil and gas producing properties. Our thermal imaging customers primarily consist of direct users of our equipment as well as specialized resellers that focus on the newsprint, silkscreen and corrugated box printing industries. Our industrial product customers consist of specialty manufacturers, research institutions and industrial product distributors. No customer comprised 10% of our revenue during fiscal year 2015.  Revenue recognition for the Statoil Order comprised 26.2% and 36.5% of our revenue for fiscal years 2014 and 2013, respectively. The following table describes our sales by customer type (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2015	2014	2013
Traditional seismic exploration product revenue	$30,083	$52,001	$49,782
Wireless seismic exploration product revenue	25,070	78,636	87,316
Seismic reservoir product revenue	5,412	84,309	138,103
Non-seismic product revenue	23,758	21,420	24,578
Other	544	546	828
	$84,867	$236,912	$300,607

Intellectual Property

We seek to protect our intellectual property by means of patents, trademarks, trade secrets and other measures. Although we do not consider any single patent essential to our success, we consider our patents regarding our marine seismic cable retrieval devices to be of particular value to us. These patents are scheduled to expire in 2022. At this time we are not able to predict the effect of the patent expiration. We also hold patents on geophones, micro-geophones and seismic data acquisition and have pending applications on related technology.  We protect our proprietary rights to our technology through a variety of methods, including confidentiality agreements and proprietary information agreements with suppliers, employees, consultants and others who may have access to proprietary information.

Research and Development

We expect to incur significant future research and development expenditures aimed at the development of additional seismic and non-seismic products. We have incurred company-sponsored research and development expenses of $14.7 million, $16.5 million and $14.7 million during the fiscal years ended September 30, 2015, 2014 and 2013, respectively.

Employees

As of September 30, 2015, we employed 978 people predominantly on a full-time basis, of which 659 were employed in the United States, 277 in the Russian Federation and the remainder in the United Kingdom, Canada, China and Colombia. Our employees in the Russian Federation belong to a national union for machine manufacturers. Our remaining employees are not unionized. We have never experienced a work stoppage and consider our relationship with our employees to be satisfactory.

Financial Information by Segment and Geographic Area

For a discussion of financial information by segment and geographic area, see Note 19 to the consolidated financial statements contained in this Annual Report on Form 10-K. For a description of risks attendant to our foreign operations, please see “Risk Factors - Our Foreign Subsidiaries and Foreign Marketing Efforts Face Additional Risks and Difficulties.”

Available Information

We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Our SEC filings are available to the public over the internet at the SEC’s website at www.sec.gov. You may also read and copy any document we file at the SEC’s public reference room at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on their public reference room. Our SEC filings are also available to the public on our website at www.geospace.com. Please note that information contained on our website, whether currently posted or posted in the future, is not a part of this Annual Report on Form 10-K or the documents incorporated by reference in this Annual Report on Form 10-K.

Item 1A. Risk Factors

Risk Factors

Commodity Price Levels May Affect Demand for Our Products, Which Has and Could Continue to Materially and Adversely Affect our Results of Operations and Liquidity

Demand for many of our products and the profitability of our operations depend primarily on the level of worldwide oil and gas exploration activity. Prevailing oil and gas prices, with an emphasis on crude oil prices, and market expectations regarding potential changes in such prices significantly affect the level of worldwide oil and gas exploration activity. During periods of improved energy commodity prices, the capital spending budgets of oil and natural gas operators tend to expand, which results in increased demand for our products. Conversely, in periods when these energy commodity prices deteriorate, such as is occurring in 2015, capital spending budgets of oil and natural gas operators tend to contract and the demand for our products generally weakens. Historically, the markets for oil and gas have been volatile and are subject to wide fluctuation in response to changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond our control. These factors include the level of consumer demand, supplies of oil and natural gas, regional and international economic conditions, weather conditions, domestic and foreign governmental regulations (including those related to climate change), price and availability of alternative fuels, political conditions, instability and hostilities in the Middle East and other significant oil-producing regions, increases and decreases in the supply of oil and gas, the effect of worldwide energy conservation measures and the ability of OPEC to set and maintain production levels and prices of foreign imports.

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

Generally, as exists at present, imbalances in the supply and demand for oil and gas will ordinarily affect oil and gas prices and in such circumstances our company will be adversely affected as now with world supplies exceeding demand.

Our New Products Require a Substantial Investment by Us in Research and Development Expense and May Not Achieve Market Acceptance

Our outlook and assumptions are based on various macro-economic factors and internal assessments, and actual market conditions could vary materially from those assumed. In recent years, we have incurred significant expenditures to fund our research and development efforts, and we intend to continue those expenditures in the future. However, research and development is by its nature speculative, and we cannot assure you that these expenditures will result in the development of new products or services or that any new products and services we have developed recently or may develop in the future will be commercially marketable or profitable to us. In particular, we have incurred substantial expenditures to develop our land and marine wireless nodal seismic data acquisition systems, as well as other seismic products for permanent reservoir monitoring applications. In addition, we try to use some of our capabilities, particularly our cable manufacturing capabilities, to supply products to new markets. Further, we have incurred substantial expense and expended significant effort to develop our thermal solutions products. We cannot assure you that we will realize our expectations regarding acceptance of and revenue generated by our new products and services in existing or new markets.

The Short Term Nature of Our Order Backlog and Delayed or Canceled Customer Orders May Cause Us to Experience Fluctuations in Quarterly Results of Operations

Historically, the rate of new orders for our products has varied substantially from quarter to quarter. Moreover, we typically operate, and expect to continue operating, on the basis of orders in-hand for our products before we commence substantial manufacturing “runs.” The short-term nature of our order backlog for most products generally does not allow us to predict with any accuracy demand for our products more than approximately three months in advance. Thus, our ability to replenish orders and the completion of orders, particularly large orders for deep water permanent reservoir monitoring projects, can significantly impact our operating results and cash flow for any quarter, and results of operations for any one quarter may not be indicative of results of operations for future quarters.

Additionally, customers can delay or even cancel orders and rental contracts before delivery.  For larger orders, we attempt to negotiate for a non-refundable deposit or cancellation penalties depending on our relationship with the customer.  However, such deposits or penalties, even when obtained, may not fully compensate us for our inventory investment and forgone profits if the order is ultimately cancelled.

These periodic fluctuations in our operating results and the impact of any order delays/cancellations could adversely affect our stock price.

Our Credit Risk Could Increase and We May Incur Bad Debt Write-Offs if Our Customers Face Difficult Economic Circumstances

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

Our Industry is Characterized by Rapid Technological Development and Product Obsolescence, Which May Affect Our Ability to Provide Product Enhancements or New Products on a Timely and Cost Effective Basis

Our instruments and equipment are constantly undergoing rapid technological improvement. Our future success depends on our ability to continue to:

•	improve our existing product lines,
•	address the increasingly sophisticated needs of our customers,
•	maintain a reputation for technological leadership,
•	maintain market acceptance of our products,
•	anticipate changes in technology and industry standards,
•	respond to technological developments on a timely basis and
•	develop new markets for our products and capabilities.

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

We Operate in Highly Competitive Markets and Our Competitors May Be Able to Provide Newer or Better Products Than We Are Able

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

The Limited Market for Our Seismic Products Can Affect Our Revenue in the Seismic Business Segment

In our seismic business segment, we generally market our traditional and wireless products to seismic service contractors. We estimate that, based on published industry sources, fewer than 50 seismic contracting companies are currently operating worldwide (excluding those operating in the Russian Federation and the former Soviet Union, India, the People’s Republic of China and certain Eastern European countries, where seismic data acquisition activity is difficult to verify). We estimate that fewer than 20 seismic contractors are engaged in marine seismic exploration. Due to these market factors, a relatively small number of customers, some of whom are experiencing financial difficulties, account for most of our sales. From time to time, these seismic contractors have sought to vertically integrate and acquire our competitors, which has influenced their supplier decisions before and after such transactions. In addition, consolidation among our customers may further concentrate our business to a limited number of customers and expose us to increased risks related to dependence on a small number of customers. The loss of a small number of these customers could materially and adversely impact sales of our seismic products. We market our seabed permanent reservoir monitoring systems products to large oil and gas companies.  Since this product’s introduction in 2002, we have received system orders from three offshore oil and gas operators including BP, Shell and Statoil, which have accounted for a significant portion of our revenue in fiscal year 2014 and prior fiscal years.  We did not deliver nor have we received orders for any permanent reservoir monitoring systems during fiscal year 2015 which caused a significant decline in our fiscal year 2015 revenue and profits from our seismic reservoir product segment.

We Cannot Be Certain of the Effectiveness of Patent Protection on Our Products

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

Our Foreign Subsidiaries and Foreign Marketing Efforts Are Subject to Additional Political, Economic, Legal and Other Uncertainties Not Generally Associated with Domestic Operations

Based on customer billing data, sales to customers outside the United States accounted for approximately 40% of our sales during fiscal year 2015; however, we believe the percentage of sales outside the United States is much higher since many of our products are first delivered to a domestic location and ultimately shipped to a foreign location. We again expect sales outside of the United States to represent a substantial portion of our sales for fiscal year 2016 and subsequent years.

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

A portion of our manufacturing is conducted through our subsidiary Geospace Technologies Eurasia, which is based in the Russian Federation. Our business could be directly affected by political and economic conditions in the Russian Federation, including the current geopolitical instability involving the Russian Federation and Ukraine.  In regards to Ukraine, sanctions levied by the United States government preclude the export of seismic equipment to the Russian Federation if it will be used directly or indirectly in Russia’s energy sector for exploration or production in (i) deepwater (greater than 500 feet), (ii) Arctic offshore or (iii) shale projects in Russia that have the potential to produce oil or gas.  Furthermore, if an exporter is unable to determine whether its seismic equipment will be used in such projects, the export is prohibited.  In fiscal year 2015, we imported $2.9 million of products from Geospace Technologies Eurasia for resale elsewhere in the world.  If imports of these products from the Russian Federation are restricted by government regulation, we may be forced to find other sources for these products at potentially higher costs.  Boycotts, protests, unfavorable regulations, additional governmental sanctions and other actions in the region could also adversely affect our ability to operate profitably.  Delays in obtaining governmental approvals can affect our ability to timely deliver our products pursuant to contractual obligations, which could result in us being liable to our customers for damages.  The risk of doing business in the Russian Federation and other economically or politically volatile areas could adversely affect our operations and earnings.

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

Our Global Operations Expose Us to Risks Associated with Conducting Business Internationally, Including Failure to Comply with U.S. Laws Which Apply to International Operations, Such as the Foreign Corrupt Practices Act and US Export Control Laws, as well as the Laws of Other Countries

We have offices in Colombia, Canada, China, the Russian Federation and the United Kingdom, in addition to our offices in the United States.  In additional to the risks noted above that are inherent in conducting business internationally, we are also liable for compliance with international and U.S. laws and regulations that apply to our international operations. These laws and regulations include data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export control laws, U.S. laws such as the Foreign Corrupt Practices Act and similar laws in other countries which also prohibit certain payments to governmental officials or certain payments or remunerations to customers. Many of our products are subject to U.S. export law restrictions that limit the destinations and types of customers to which our products may be sold, or require an export license in connection with sales outside the United States. Given the high level of complexity of these laws, there is a risk that some provisions may be inadvertently or intentionally breached, for example through fraudulent or negligent behavior of individual employees, our failure to comply with certain formal documentation requirements or otherwise. Additionally, we may be held liable for actions taken by our local dealers and partners. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results.

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

The advancement of seismic technology having a significant competitive advantage over the equipment in our rental fleet could have an adverse effect on our ability to profitably lease and/or sell this equipment. Significant improvements in technology may also require us to recognize an asset impairment charge to our rental fleet investment and to invest significant sums to upgrade or replace our rental fleet with newer equipment demanded by our customers.  In addition, rental contracts may not be renewed for equipment in our rental fleet, whether or not it has become obsolete.  Significant technology improvements by our competitors could have an adverse effect on our results of operations and earnings.

Our equipment leasing business has high fixed costs, which primarily consist of depreciation expenses. In periods of declining rental revenue, these fixed costs generally do not decline. As a result, any significant decline in rental revenue caused by reduced demand could adversely affect our results of operations.

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

Unfavorable Currency Exchange Rate Fluctuations Could Adversely Affect Our Results of Operations

Substantially all of our third-party sales from the United States are made in U.S. dollars, though from time to time we may make sales in foreign currencies including intercompany sales. As a result, we may be subject to foreign currency fluctuations on our sales. The reporting currency for our financial statements is the U.S. dollar. However, the assets, liabilities, revenue and costs of our Russian, Canadian, United Kingdom, Chinese and Colombian subsidiaries are denominated in currencies other than U.S. dollars. To prepare our consolidated financial statements, we must translate those assets, liabilities, revenue and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus these other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. These translations could result in significant changes to our results of operations from period to period. For the fiscal year ended September 30, 2015, approximately 10.6% of our consolidated revenue related to the operations of our foreign subsidiaries.

We Have a Relatively Small Public Float, and Our Stock Price May be Volatile

At September 30, 2015, we have approximately 12.8 million shares outstanding held by non-affiliates. This small float results in a relatively illiquid market for our common stock. Our daily trading volume for the year ended September 30, 2015 averaged approximately 267,000 shares. Our small float and daily trading volumes have in the past caused, and may in the future result in, significant volatility in our stock price.

We Rely on Key Suppliers for Certain Components Used in Our Products

While we currently manufacture dry thermal film, we also purchase a large quantity of dry thermal film from a European manufacturer through its distributor. Except for the film produced by us and sold to us by this manufacturer/distributor, we know of no other source for dry thermal film that performs well in our thermal imaging equipment. If we are unable to economically manufacture dry thermal film internally or the European manufacturer/distributor we rely on were to discontinue producing dry thermal film, were to become unwilling to contract with us on competitive terms or were unable to supply dry thermal film in sufficient quantities to meet our requirements, our ability to compete in the thermal imaging marketplace could be impaired, which could adversely affect our financial performance.

Certain models of our marine wireless products require a timing device we purchase from a United States manufacturer.  We currently do not possess the ability to manufacture this component and have no other source for this device.   If this manufacturer were to discontinue its production of this timing device, were to become unwilling to contract with us on competitive terms or were unable to supply the component in sufficient quantities to meet our requirements, our ability to compete in the marine wireless marketplace could be impaired, which could adversely affect our financial performance.

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

A General Downturn in the Economy in Future Periods May Adversely Affect Our Business

Slow economic recovery in the United States, uncertainty in the European markets and slowing growth in China and India and any other economic slowdown in future periods, could adversely affect our business in ways that we cannot predict. During times of economic slowdown, our customers may reduce their capital expenditures and defer or cancel pending projects and product orders. Such developments occur even among customers that are not experiencing financial difficulties. Any economic downturn may adversely affect the demand for oil and gas generally or cause volatility in oil and gas commodity prices and, therefore, adversely affect the demand for delivery of our products to the oil and gas industry. It could also adversely affect the demand for consumer products, which could in turn adversely affect our thermal solutions business. To the extent these factors adversely affect other seismic companies in the industry, there could be an oversupply of products and services and downward pressure on pricing for seismic products and services, which could adversely affect us. Additionally, bankruptcies or financial difficulties among our customers could reduce our cash flows and adversely impact our liquidity and profitability. See “The Limited Market for Our Seismic Products Can Affect Our Revenues in the Seismic Business,” above.

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

Our Credit Agreement Imposes Restrictions on Our Business

We and several of our subsidiaries are parties to a credit agreement with a bank. Amounts available for borrowing under the credit agreement are determined by a borrowing base, which is determined based upon certain of our assets.  The credit agreement limits the incurrence of additional indebtedness, requires the maintenance of a single financial ratio that compares certain of our and our U.S. subsidiaries’ assets to certain of our liabilities, restricts our and our U.S. subsidiaries’ ability to pay cash dividends and contains other covenants customary in agreements of this type.  Our ability to comply with these restrictions may be affected by events beyond our control, including, but not limited to, prevailing economic, financial and industry conditions and continuing declines in our sales of products. The breach of any of these covenants or restrictions, as well as any failure to make a payment of interest or principal when due, could result in a default under the credit agreement. Such a default would permit our lender to declare any amounts borrowed from it to be due and payable, together with accrued and unpaid interest, and the ability to borrow under the credit agreement could be terminated. If we are unable to repay any debts owed to our lender, the lender could proceed against the collateral securing that debt. While we intend to seek alternative sources of cash in such a situation, there is no guarantee that any alternative cash source would be available or would be available on terms favorable to us.

Reliance on Third Party Subcontractors Could Adversely Affect our Results of Operations and Reputation

We may rely on subcontractors to complete certain projects.  The quality and timing of production and services by our subcontractors is not totally under our control.  Reliance on subcontractors gives us less control over a project and exposes us to significant risks, including late delivery, substandard quality and high costs.  The failure of our subcontractors to deliver quality products or services in a timely manner could adversely affect our profitability and reputation.

The High Fixed Costs of our Operations Could Adversely Affect our Results of Operations.

We have a high fixed cost structure primarily consisting of (i) depreciation expenses associated with our rental equipment and (ii) fixed manufacturing costs including salaries and benefits, taxes, insurance, maintenance, depreciation and other fixed manufacturing costs.  In regards to our rental equipment, large declines in the demand for rental equipment could result in substantial operating losses due to the on-going nature of rental equipment depreciation expense.  Concerning our product manufacturing costs, in periods of low product demand our fixed costs generally do not decline or may decline only in modest increments.  Therefore lower demand for our rental equipment and manufactured products could adversely affect our results of operations.

Our Long-Lived Assets May be Subject to Impairment.

We periodically assess our long-lived assets for impairment. Significant sustained future decreases in oil and natural gas prices may require us to write down the value of these assets if future cash flows anticipated to be generated from the related assets fall below the asset’s net book value. If we are forced to write down the value of our long-lived assets, these noncash asset impairments could adversely affect our results of operations.

Our Use of Percentage-of-Completion Method of Accounting Could Result in Volatility in our Results of Operations

We recognize revenue and profits from larger orders like the Statoil Order using the percentage-of-completion method of accounting. Although we currently have no orders in hand that will require us to utilize the percentage-of-completion method of accounting, we anticipate that such contracts will again occur in the future although we can give no assurances in this regard.  This accounting method requires us to estimate contract costs and the profitability of our long-term contracts.  While such estimates may be reasonably reliable when made, these estimates can change as a result of uncertainties associated with these types of contracts.  Accordingly, we review the contract price and cost estimates periodically as our manufacturing efforts progress, and the cumulative impact of any periodic revisions to the contract price or cost estimates will be reflected in the period in which these changes become known, including, to the extent required, the recognition of losses at the time such losses are known and estimable, and such losses could be material. In addition, change orders can increase (sometimes substantially) the future scope and cost of a job. Therefore, change order awards (although frequently beneficial in the long-term) can have the short-term effect of reducing the contract’s percentage-of-completion and, thus, the revenue and profits that otherwise would be recognized to date.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of September 30, 2015, our operations included the following locations:

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

(1)

This property is located at 7007 Pinemont Drive in Houston, Texas (the “Pinemont Facility”). The Pinemont Facility contains substantially all manufacturing activities and all engineering, selling, marketing and administrative activities for us in the United States. The Pinemont Facility also serves as our international corporate headquarters.

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
(4)

This property is located adjacent to the Pinemont Facility. It is currently being used as additional parking for the Pinemont Facility and legacy structures are being used to support our manufacturing and warehousing operations. Future expansion plans, if pursued, are expected to more fully utilize this property.

(5)

This property is located at 6855 Wynnwood, Houston, Texas. This property is used to assemble products and to warehouse inventories.  The lease term for this facility expires on March 31, 2016 and there are no plans to extend the lease for this property.  Our activities at this facility are expected to be moved to the Pinemont Facility.

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

The graph assumes $100 invested on September 30, 2010 (a) in the Company’s common stock, (b) in the stocks comprising the Russell 2000 index on that day and (c) in the stocks comprising the Standard & Poor’s Oil & Gas Equipment and Services index on that day. Reinvestment of all dividends on stocks comprising the two indices is assumed. The foregoing graphs are based on historical data and are not necessarily indicative of future performance. These graphs shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulations 14A or 14C under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or to the liabilities of Section 18 of the Exchange Act.

Holders of Record

Our common stock is traded on The NASDAQ Global Market under the symbol “GEOS”. On October 31, 2015, there were approximately 74 holders of record of our common stock, and the closing price per share on such date was $15.36 as quoted by The NASDAQ Global Market.

Market Information for Common Stock

The following table shows the high and low per share sales prices for our common stock reported on The NASDAQ Global Market.

	Low	High
Year Ended September 30, 2015:
Fourth Quarter	$13.44	$23.45
Third Quarter	15.59	26.75
Second Quarter	14.95	28.88
First Quarter	24.07	35.32

Year Ended September 30, 2014:
Fourth Quarter	$34.01	$55.50
Third Quarter	41.63	66.84
Second Quarter	60.70	94.82
First Quarter	79.60	107.93

Dividends

Since our initial public offering in 1997, we have not paid dividends, and we do not intend to pay cash dividends on our common stock in the foreseeable future. We presently intend to retain our earnings for use in our business, with any future decision to pay cash dividends dependent upon our growth, profitability, financial condition and other factors our Board of Directors may deem relevant. Our existing credit agreement also has covenants that materially limit our ability to pay dividends. For a discussion of our credit agreement, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” contained in this Annual Report on Form 10-K.

Securities Authorized for Issuance under Equity Compensation Plans

The following equity plan information is provided as of September 30, 2015:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	89,700	$17.27	1,476,000

During fiscal year 2015, we issued a total of 3,000 restricted shares of common stock to our directors.  The weighted average grant date fair value of the shares issued was $19.13 per share. The restrictions on the shares issued lapse in four equal annual installments commencing on the first anniversary date of the issuance.   The issuances were exempt from registration pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended.

Recent Sales of Unregistered Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Consolidated Financial Data

The following table sets forth certain selected historical financial data on a consolidated basis. We have derived the selected consolidated financial information as of September 30, 2015 and 2014 and for fiscal years 2015, 2014 and 2013 from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. We have derived the selected consolidated financial information as of September 30, 2013, 2012 and 2011 and for fiscal years 2012 and 2011 from audited consolidated information not included herein. The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in item 7 and our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended September 30,
	2015	2014	2013	2012	2011
	(in thousands, except share and per share amounts)
Statement of Operations Data:
Revenue	$84,867	$236,912	$300,607	$191,664	$172,970
Cost of revenue	96,067	140,453	160,846	109,600	98,857
Gross profit (loss)	(11,200)	96,459	139,761	82,064	74,113
Operating expenses:
Selling, general and administrative expenses	22,671	25,291	23,383	18,914	18,051
Research and development expenses	14,694	16,536	14,694	12,167	11,529
Goodwill impairment expense	1,843	—	—	—	—
Bad debt expense	2,147	833	457	118	128
Total operating expenses	41,355	42,660	38,534	31,199	29,708
Income (loss) from operations	(52,555)	53,799	101,227	50,865	44,405
Other income (expense), net	2,721	(256)	(134)	997	214
Income (loss) before income taxes	(49,834)	53,543	101,093	51,862	44,619
Income tax expense (benefit)	(17,193)	16,632	31,536	16,744	14,908
Net income (loss)	$(32,641)	$36,911	$69,557	$35,118	$29,711
Net income (loss) per share:
Basic (1)	$(2.51)	$2.82	$5.40	$2.76	$2.39
Diluted (1)	$(2.51)	$2.81	$5.38	$2.74	$2.36
Weighted average shares outstanding:
Basic (1)	12,996,958	12,950,958	12,886,372	12,735,520	12,441,313
Diluted (1)	12,996,958	12,997,009	12,938,661	12,836,239	12,572,647
Other Financial Data:
Depreciation and amortization expenses	$19,547	$17,774	$12,229	$9,587	$7,047
Stock-based compensation expense	4,539	4,119	544	762	736
Capital expenditures	6,162	33,511	41,659	35,729	20,144

	As of September 30,
	2015	2014	2013	2012	2011
	(in thousands)
Balance Sheet Data:
Working capital	$191,075	$220,657	$198,464	$146,036	$124,900
Total assets	307,046	354,986	327,225	259,022	196,801
Long-term debt	—	—	931	—	—
Stockholders’ equity	289,624	329,258	289,058	214,987	177,013

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the major elements of our consolidated financial statements. You should read this discussion and analysis together with our consolidated financial statements, including the accompanying notes, and other detailed information appearing elsewhere in this Annual Report on Form 10-K, including under the heading “Risk Factors”. The discussion of our financial condition and results of operations includes various forward-looking statements about our markets, the demand for our products and services and our future plans and results. These statements are based on assumptions that we consider to be reasonable, but that could prove to be incorrect. For more information regarding our assumptions, you should refer to the section entitled “Forward-Looking Statements and Assumptions” below.

Forward-Looking Statements and Assumptions

This Annual Report on Form 10-K and the documents incorporated by reference herein, if any, contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “intend”, “expect”, “plan”, “budget”, “forecast”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue”, “evaluating” or similar words. Statements that contain these words should be read carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other forward-looking information. Examples of forward-looking statements include, among others, statements that we make regarding our expected operating results, the adoption and sale of our products in various geographic regions, anticipated levels of capital expenditures and the sources of funding therefore, and our strategy for growth, product development, market position, financial results and reserves. These forward-looking statements reflect our best judgment about future events and trends based on the information currently available to us. However, there will likely be events in the future that we are not able to predict or control. The factors listed under the caption “Risk Factors”, as well as cautionary language in this Annual Report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described under the caption “Risk Factors” and elsewhere in this Annual Report on Form 10-K could have a material adverse effect on our business, results of operations and financial position, and actual events and results of operations may vary materially from our current expectations.

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

Consolidated Results of Operations

As we have reported in the past, our revenue and operating profits have varied significantly from quarter-to-quarter, and even year-to-year, and are expected to continue that trend in the future, especially when our quarterly or annual financial results are impacted by the presence or absence of relatively large, but somewhat erratic, shipments of permanent seabed reservoir monitoring systems and/or wireless data acquisition systems for land and marine applications.

We report and evaluate financial information for two segments: Seismic and Non-Seismic. Summary financial data by business segment follows (in thousands):

	Year Ended September 30,
	2015	2014	2013
Seismic
Traditional exploration product revenue	$30,083	$52,001	$49,781
Wireless exploration product revenue	25,070	78,636	87,316
Reservoir product revenue	5,412	84,309	138,103
Total revenue	60,565	214,946	275,200
Operating income (loss)	(42,732)	65,159	110,118
Non-Seismic
Revenue	23,758	21,420	24,578
Operating income	3,031	2,733	3,344
Corporate
Revenue	544	546	829
Operating loss	(12,854)	(14,093)	(12,235)
Consolidated Totals
Revenue	84,867	236,912	300,607
Operating income (loss)	(52,555)	53,799	101,227

Overview

During fiscal year 2013 and through the first half of fiscal year 2014, we experienced very strong market demand in both North American and international markets for our wireless GSX channels and geophone sensors.  Also during that period, we reported significant revenue from our seismic reservoir products, primarily from the Statoil Order.  Early in calendar year 2014, we began to experience a softening in the demand for our seismic exploration products, particularly in North America, as capital budgets for oil and gas producers were trending away from exploration-focused activities toward production and exploitation activities.  During this period oil production in North America’s unconventional shale reservoirs increased, as did oil production from non-OPEC countries, resulting in an oversupply of crude oil in the world market.  Since July 2014, market prices for a barrel of crude oil declined from over $100 to approximately $40 today.  With the decline in oil and natural gas prices, exploration and production companies have experienced a significant reduction in cash flows resulting in sharp reductions in their capital spending budgets for oil and gas exploration activities, including seismic activities.  In addition, the Statoil Order was completed in April 2014 and we have not received any new orders for permanent reservoir monitoring systems since that time.  As a result of these factors, revenue from our seismic business segment for fiscal year 2015 declined to $60.6 million (a 71.8% reduction from fiscal year 2014) resulting in the segment’s operating loss of $42.7 million.  We expect sales of our seismic products, and in particular our traditional and wireless products, to be lower until crude oil prices stabilize and industry conditions improve.  We expect these challenging industry conditions to negatively impact the demand for our seismic products throughout fiscal year 2016.

Fiscal Year 2015 Compared to Fiscal Year 2014

Consolidated revenue for fiscal year 2015 decreased $152.0 million, or 64.2%, from fiscal year 2014. The decrease in revenue was primarily attributable to substantially lower product demand in our seismic business segment.

We had a consolidated gross profit (loss) of $(11.2) million for fiscal year 2015, which was $107.7 million less than our consolidated gross profit for fiscal year 2014.  The decrease in gross profit was caused by a number of factors, including (i) significantly lower seismic product revenue, (ii) unabsorbed fixed manufacturing costs due to low factory utilization, (iii) fixed depreciation expenses from our rental equipment during periods of low rental equipment utilization, (iv) a sales mix containing a concentration of significantly lower-margin products caused by a substantial reduction in revenue from our wireless and reservoir products, (v) increased warranty costs due to product defects, and (vi) increased inventory obsolescence expenses due to higher levels of slow-moving inventories.

Consolidated operating expenses for fiscal year 2015 decreased $1.3 million, or 3.1%, from fiscal year 2014. The decrease in operating expenses was primarily due to the elimination of $4.1 million of incentive compensation expenses.  This decrease was partially offset by a goodwill impairment charge of $1.8 million and a $1.3 million increase in bad debt expense.

Consolidated other income for fiscal year 2015 increased $3.0 million from fiscal year 2014.  The increase in other income primarily resulted from foreign exchange gains attributable to U.S. dollar deposits held by our Russian subsidiary.

The U.S. statutory tax rate applicable to us for fiscal years 2015 and 2014 was 35.0%; however, our effective tax rate was (34.5)% and 31.1% for fiscal years 2015 and 2014, respectively. The lower effective tax rate for fiscal year 2014 primarily resulted from (i) the impact of the manufacturers’/producers’ deduction available to U.S. manufacturers, (ii) lower tax rates applicable to income earned in foreign tax jurisdictions and (iii) research and experimentation tax credits.

Fiscal Year 2014 Compared to Fiscal Year 2013

Consolidated revenue for fiscal year 2014 decreased $63.7 million, or 21.2%, from fiscal year 2013. The decrease was primarily due to lower seismic reservoir product revenue attributable to the completion of the Statoil Order in April 2014.

Consolidated gross profit for fiscal year 2014 decreased by $43.3 million, or 31.0%, from fiscal year 2013. The decrease was primarily due to lower seismic reservoir product revenue attributable to the completion of the Statoil Order in April 2014 resulting in lower gross profit margins due to reduced efficiencies in our manufacturing operations.

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

Segment Results of Operations

Seismic Products

Fiscal Year 2015 Compared to Fiscal Year 2014

Revenue

Revenue from our seismic products for the fiscal year ended September 30, 2015 decreased by $154.4 million, or 71.8%, from the prior fiscal year. The components of this decrease include the following:

•

Traditional Exploration Product Revenue – For the fiscal year ended September 30, 2015, revenue from our traditional products decreased $21.9 million, or 42.1% from the prior fiscal year.  The decrease reflects lower demand for our geophone and marine products due to the soft industry conditions described above.  In addition, the first quarter results of the prior year period included large orders for geophones which accompanied the sale of GSX wireless systems.

•

Wireless Exploration Product Revenue – For the fiscal year ended September 30, 2015, revenue from our GSX and OBX wireless products decreased by $53.6 million, or 68.1%, from the prior fiscal year.  These results reflect declines in both product and rental revenue and are a direct result of reduced demand caused by soft industry conditions.

•

Reservoir Product Revenue – For the fiscal year ended September 30, 2015, revenue from our reservoir products decreased $78.9 million, or 93.6%, from the prior fiscal year. The decrease in revenue was primarily due to the delivery in fiscal year 2014 of $71.5 million of permanent reservoir monitoring systems, including $62.1 million relating to the Statoil Order. No orders for permanent reservoir monitoring systems were received or delivered in fiscal year 2015.  We continue to actively market these products to our customers.

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

Operating Income (Loss)

We had an operating loss for fiscal year 2015, which was $107.9 million less than our operating income for fiscal year 2014. The decrease in operating income (loss) was due to the substantial decline in our product revenue which, in turn, resulted in substantially lower gross profits due to the factors described above.

Fiscal Year 2014 Compared to Fiscal Year 2013

Revenue

Revenue from our seismic products for the fiscal year ended September 30, 2014 decreased by $60.3 million, or 21.9%, from the prior fiscal year. The components of this decrease include the following:

•

Traditional Exploration Product Revenue – For the fiscal year ended September 30, 2014, revenue from our traditional products increased $2.2 million, or 4.5%, from the corresponding period of the prior fiscal year. The increase reflects higher demand for our geophone products, primarily in connection with the sale of two large GSX wireless systems in the first quarter ended December 31, 2013.

•

Wireless Exploration Product Revenue – For the fiscal year ended September 30, 2014, revenue from our GSX and OBX wireless products decreased by $8.7 million, or 9.9%.  The decrease in revenue was primarily due to lower demand for sales of our GSX wireless products resulting from continued industry softness and increasing competition for sales of wireless data acquisition systems.  The lower product revenue was partially offset by significantly higher GSX and OBX rental revenue.  During fiscal year 2014, we sold approximately 86,000 GSX channels compared to 81,000 in the prior fiscal year, with a significant portion of the fiscal year 2014 sales comprised of 3-channel stations yielding a lower sales price per channel.

•

Reservoir Product Revenue – For the fiscal year ended September 30, 2014, revenue from our reservoir products decreased $53.8 million, or 39.0%.  The decrease in revenue was primarily due to the completion of the manufacturing of the Statoil Order in April 2014 resulting in a substantial decline in revenue from our permanent reservoir monitoring systems.   During the year ended September 30, 2014, we recognized $62.1 million of Statoil Order revenue compared to prior fiscal year revenue of $109.6 million and $18.0 million from permanent reservoir monitoring systems sold to Statoil and Shell Brasil Petróleo, respectively.

Operating Income

Operating income for fiscal year 2014 decreased by $47.4 million, or 46.9%, from fiscal year 2013. The decrease was primarily due to lower seismic reservoir product revenue attributable to the completion of the Statoil Order in April 2014.

Non-Seismic Products

Fiscal Year 2015 Compared to Fiscal Year 2014

Revenue

Revenue from our non-seismic products for the year ended September 30, 2015 increased by $2.3 million, or 10.9%, from fiscal year 2014. This increase in revenue was primarily due to increased demand for our industrial and offshore cable products.

Operating Income

Our operating income associated with sales of our non-seismic products for the year ended September 30, 2015 increased by $0.3 million, or 10.9%, from fiscal year 2014.  The increase in operating income was primarily the result of increased demand for our industrial products.

Fiscal Year 2014 Compared to Fiscal Year 2013

Revenue

Revenue of our non-seismic products for the year ended September 30, 2014 decreased by $3.2 million, or 12.8%, from fiscal year 2013. This decrease in revenue resulted from lower sales of our offshore cable and thermal imaging products.  Sales of our offshore cable products were impacted due to constrained manufacturing capacity caused by the Statoil Order through the first half of fiscal year 2014.

Operating Income

Our operating income associated with sales of our non-seismic products for the year ended September 30, 2014 decreased by $0.6 million, or 18.3%, from fiscal year 2013.  The decrease in operating income resulted from lower sales and profit margins from sales of our industrial products.

Liquidity and Capital Resources

Fiscal Year 2015

At September 30, 2015, we had approximately $22.3 million in cash and cash equivalents and $18.1 million in short-term investments.  For the fiscal year ended September 30, 2015, we used $11.4 million of cash from operating activities.  These uses of cash included (i) our net loss of $32.6 million, (ii) a $6.0 million decrease in accrued expenses and other current liabilities primarily due to the payment of fiscal year 2014 incentive compensation, (iii) a $14.8 million increase in income tax receivable resulting from our pretax loss and our intent to claim a tax refund of $17.4 million in our second quarter ending March 2016 for taxes paid in prior years, and (iv) a $3.6 million decrease in deferred revenue primarily due to the revenue recognition of a $3.0 million non-refundable customer deposit.  These uses of cash were partially offset by (i) net non-cash charges of $31.2 million from deferred income taxes, depreciation, goodwill impairment, accretion, stock-based compensation, inventory obsolescence and bad debts, (ii) a $7.1 million decrease in trade accounts and notes receivable resulting from collections and a decline in revenue, (iii) a $9.7 million decrease in inventories caused by reduced product demand and a drawdown of our excess inventories, and (iv) a $1.0 million decrease in prepaid and other current assets.

For the fiscal year ended September 30, 2015, we used cash of $0.3 million from investing activities.  These uses of cash included (i) $4.0 million to expand our rental equipment fleet primarily for the addition of OBX nodes and (ii) $2.2 million for additions to our property, plant and equipment.  These uses of cash were partially offset by (i) proceeds of $4.3 million from the sale of used rental equipment and (ii) net proceeds of $1.6 million from the sale and purchase of short-term investments.  Regarding future investments into our rental fleet, we expect total fiscal year 2016 cash investments into our rental fleet to be approximately $2.0 million and non-cash transfers from our inventory account of at least $14.0 million pending demand for OBX systems.  We estimate total fiscal year 2016 cash investments in property, plant and equipment will be approximately $3.0 million. We expect these capital expenditures will be financed from our cash on hand, internal cash flow, or from borrowings under our credit agreement.

For the fiscal year ended September 30, 2015, we had no cash flows from financing activities.   We had no long-term debt outstanding at September 30, 2015.

As previously mentioned, with the decline in oil and natural gas prices, exploration and production companies have experienced a significant reduction in cash flows resulting in sharp reductions in their capital spending budgets for exploration-focused activities, including seismic activities. As a result, our seismic business segment has experienced a significant decline in product orders and associated revenue, resulting in significant operating losses and the partial depletion of our cash balance during fiscal year 2015. Due to the uncertainty concerning a recovery of crude oil prices to levels capable of sustaining increased seismic exploration activities, we expect these depressed market conditions to continue through fiscal year 2016.

Our available cash, cash equivalents and short term investments totaled $40.4 million at September 30, 2015, including $7.6 million of cash and cash equivalents held by our foreign subsidiaries.  We intend to permanently reinvest undistributed earnings of our foreign subsidiaries.  If we were to repatriate the cash held by our foreign subsidiaries, we would be required to accrue and pay income taxes in the United States.

We recently amended our credit agreement which reduced our borrowing availability to $30.0 million with amounts available for borrowing determined by a borrowing base.  At September 30, 2015, we had no outstanding long-term debt or borrowings under the credit agreement and our borrowing availability under the credit facility was $29.9 million.  At September 30, 2015, we were in compliance with all covenants under the credit agreement and we expect to remain in compliance with all covenants throughout fiscal year 2016.  We currently do not anticipate the need to borrow from the credit agreement during fiscal year 2016; however, we can make no assurance that we will not do so.

During these difficult times, we are remaining focused on cash preservation and cost reduction.  Since April 2014, we have reduced our workforce by 32%.  In addition, we have eliminated significant cash incentive compensation costs, redundant facility costs, and other discretionary costs while concurrently seeking to retain key employees in line with our business strategy.  We expect to continue these cash preservation efforts throughout fiscal year 2016.

As a result of the significant losses we experienced in fiscal year 2015, we expect to receive a $17.3 million income tax refund from the U.S. Department of Treasury in our second fiscal quarter ending March 31, 2016.  We believe the combination of this cash refund, together with expected cash proceeds from executed rental contracts, existing cash balances, short-term investments and available borrowings under the credit agreement, will be sufficient to finance our operating losses and planned capital expenditures for the next twelve months.

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

Fiscal Year 2013

At September 30, 2013, we had $2.7 million in cash and cash equivalents. For fiscal year 2013, we used approximately $57.2 million of cash from operating activities. Sources of cash generated in our operating activities included our net income of $69.6 million. Additional sources of cash included net non-cash charges of $13.1 million for deferred income taxes, depreciation, amortization, accretion, stock-based compensation, inventory obsolescence and bad debts and a $3.3 million increase accrued expenses and other. These sources of cash were offset by uses of cash which included (i) a $73.4 million increase in inventories due to current and expected future production for the Statoil Order and for production of marine and land wireless products in anticipation of future orders, (ii) a $33.7 million increase in trade accounts and notes receivable primarily resulting from increased sales and the timing of cash collections, (iii) a $13.6 million adjustment to transfer gross profits from rental equipment sales to investing activities since such transactions involve the sale of long-lived assets, (iv) a $12.4 million increase in costs and estimated earnings in excess of billings for the Statoil Order (v) a $7.5 million decrease in deferred revenue primarily due to the revenue recognition of advance payments received from Shell Brasil Petróleo Ltda, (vi) a $1.1 million decrease in income tax payable resulting from the timing of our income tax payments, (vii) a $0.7 million increase in prepaid income taxes related to intercompany product sales, (viii) a $0.3 million increase in prepaid expenses and other current assets due to vendor prepayment requirements and tax deposits and (iv) a $0.4 million decrease in accounts payable due to the timing of payments to our vendors.

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

For fiscal year 2013, we generated approximately $5.8 million of cash from financing activities.  We generated $4.8 million from the exercise of stock options and related tax benefits and we borrowed $0.9 million under our credit agreement for working capital purposes. Such borrowings were subsequently repaid during October 2013.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We consider many factors in selecting appropriate operational and financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. We continually evaluate our estimates, including those related to revenue recognition, bad debt reserves, inventory obsolescence reserves, self-insurance reserves for medical expenses, product warranty reserves, goodwill, stock-based compensation and deferred income tax assets. We base our estimates on historical experience and various other factors, including the impact from the current economic conditions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different conditions or assumptions.

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

Except for revenue recognized using the percentage-of-completion method discussed below, we primarily derive our revenue from product sales and product rentals under short-term operating leases. Our products are produced in a standard manufacturing operation. We recognize revenue from product sales when (i) title passes to the customer, (ii) the customer assumes risks and rewards of ownership, (iii) the product sales price has been determined, (iv) collectability of the sales price is reasonably assured and (v) product delivery occurs as directed by our customer. We recognize rental revenue as earned over the rental period. Rentals of our equipment generally range from daily rentals to rental periods of up to six months or longer. Service revenue is recognized when services are rendered and are generally priced on a per day rate. Except for certain of our permanent reservoir monitoring products, our products are generally sold without any customer acceptance provisions and our standard terms of sale do not allow customers to return products for credit.

We utilize the percentage-of-completion method (the “POC Method”) to recognize revenue and costs on future contracts having the following characteristics:

•	the contract requires significant custom designs for customer specific applications;
•	the product design requires significant engineering efforts;
•	the contract requires the customer to make progress payments during the contract term; and
•	the contract requires at least 90 days of engineering and manufacturing effort.

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

Recent Accounting Pronouncements

Reference is made to Note 1 in Part II, Item 8. of this Annual Report on Form 10-K for a discussion of recent accounting pronouncements.

Management’s Current Outlook and Assumptions

During fiscal year 2015 we witnessed a significant decline in the crude oil pricing environment and its negative impact upon cash flows and spending patterns of oil and gas companies.  Significantly reduced capital spending budgets targeted at oil and gas exploration projects, including land and marine seismic projects, contributed to the steep decline in our seismic business segment revenue and gross profit. We believe fiscal year 2016 capital spending by oil and gas companies for seismic projects will continue to remain depressed and, therefore, we do not expect customer demand for most of our seismic products will exceed fiscal year 2015 levels. As a result of reduced exploration activities by oil and gas companies, many of our seismic customers are currently utilizing only a fraction of their owned seismic equipment.  In most cases, this unutilized equipment is generally available for immediate deployment if future demand for seismic services were to increase.  The availability of excess customer-owned seismic equipment combined with substantially reduced capital budgets and cash flows has curtailed our customer’s need to purchase or rent seismic equipment from providers like us.  As a result, we expect large-ticket sales of our GSX and OBX wireless data acquisition systems, as well as sales of our other land and marine seismic products, are likely to remain at depressed levels through fiscal year 2016.

Our rental revenue is primarily derived from short-term leases of our GSX and OBX wireless products and, to a lesser extent, from our traditional and reservoir products. Demand for rentals of our GSX land-based wireless equipment declined significantly during fiscal year 2015 and is expected to remain depressed throughout fiscal year 2016.  However, as a result of a recently executed agreement with an international seismic contractor, we expect our OBX rental revenue to increase in fiscal year 2016.

Many of our traditional seismic products are characterized as low margin commodity or consumable products with intense international competition. Sales levels for these products have been relatively flat or declining since fiscal year 2010, and we do not expect sales levels for these lower margin products to grow during fiscal year 2016. As we focus our future product development and production activities toward higher margin specialty products and new technologies, especially our wireless and reservoir products, we expect future sales of these lower margin traditional seismic products to decline.

In fiscal year 2013, we received a $171.7 million order from Statoil, including amendments, to instrument two reservoirs in the North Sea with our permanent reservoir monitoring systems.  We did not receive any orders for large-scale seabed permanent reservoir monitoring systems in fiscal year 2014 or 2015 and we currently do not have any indication that such an order will be received in fiscal year 2016, although we do believe opportunities for permanent reservoir monitoring orders do exist in today’s market. If a large-scale order were received in fiscal year 2016, it could significantly impact our fiscal year 2016 revenue and profits.  However, if no such order is received, we expect revenue and profits from our reservoir products to remain at fiscal year 2015 levels.

We expect fiscal year 2016 revenue from our non-seismic products to modestly increase over fiscal year 2015 levels, with our industrial products contributing the majority of this increase.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We have market risk relative to our short-term investments. We do not engage in commodity or commodity derivative instrument purchase or sales transactions. Because of the inherent unpredictability of foreign currency rates and interest rates, as well as other factors, actual results could differ materially from those projected in this Item 7A.

Foreign Currency and Operations Risk

One of our wholly-owned subsidiaries, Geospace Technologies Eurasia, is located in the Russian Federation. In addition, we operate a branch office, Geospace Technologies Sucursal Sudamericana, in Colombia. Our financial results for these entities may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions or changes in the political climate. Our consolidated balance sheet at September 30, 2015 reflected approximately $3.4 million and $0.4 million of foreign currency denominated net working capital related to our Russian and Colombian operations, respectively. Both of these entities receive a portion of their revenue and pay a majority of their expenses primarily in their local currency. To the extent that transactions of these entities are settled in their local currency, a devaluation of these currencies versus the U.S. dollar could reduce any contribution from these entities to our consolidated results of operations and total comprehensive income as reported in U.S. dollars. We do not hedge the market risk with respect to our operations in these countries; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of such currencies versus U.S. dollars to the extent such disruptions result in any reduced valuation of these foreign entities’ net working capital or future contributions to our consolidated results of operations. At September 30, 2015, the foreign exchange rate for $1.00 (one U.S. dollar) was equal to 65.4 Russian Rubles and 3,116 Colombian Pesos, respectively. If the value of the U.S. dollar were to increase by ten percent against these foreign currencies, our working capital in the Russian Federation and in Colombia could decline by $0.3 million and $39,000, respectively.

Foreign Currency Intercompany Accounts and Notes Receivable

From time to time, we provide access to capital to our foreign subsidiaries through U.S. dollar denominated interest bearing promissory notes. Such funds are generally used by our foreign subsidiaries to purchase capital assets and for general working capital needs. In addition, we sell products to our foreign subsidiaries on trade credit terms in both U.S. dollars and in the subsidiary’s local currency. At September 30, 2015, we had outstanding Canadian-dollar denominated intercompany accounts receivable of CAN$28.1 million.  Approximately CAN$4.1 million of these intercompany receivables are considered by management to be of a short-term nature whereby the appreciation or devaluation of the Canadian dollar against the U.S. dollar will result in a gain or loss, respectively, to our consolidated statement of operations. The Company considers approximately CAN$24.0 million of the intercompany receivable to be of a long-term nature whereby settlement is not planned or anticipated in the foreseeable future; therefore, any resulting foreign exchange gains and losses are reported in the consolidated balance sheets as a component of other comprehensive income in accordance with ASC 830 “Foreign Currency Matters”.  In September 2015, we entered into a CAN$4.0 million 90-day hedge agreement with a United States bank to hedge our short-term Canadian dollar foreign exchange rate exposure, resulting in an under-hedged position of approximately $0.1 million Canadian dollars. To the extent our under-hedged position remains, if the U.S. dollar exchange rate were to strengthen by ten percent against the Canadian dollar, we would recognize a foreign exchange loss of $8,000 U.S. dollars in our consolidated financial statements.

Floating Interest Rate Risk

Our credit agreement contains a floating interest rate which subjects us to the risk of increased interest costs associated with any upward movements in bank market interest rates.   Under our credit agreement our borrowing interest rate is the Wall Street Journal prime rate, which was 3.25% at September 30, 2015.  As of September 30, 2015 and September 30, 2014, there were no borrowings outstanding under our credit agreement.

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

In connection with the preparation of this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our management, including the CEO and CFO, as of September 30, 2015 of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were not effective due to the material weakness described in “Management’s Report on Internal Control Over Financial Reporting” as of September 30, 2015.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework (2013). Based on this assessment, our management concluded that due to a material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of September 30, 2015.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As of September 30, 2015, we did not maintain effective monitoring and oversight controls concerning our calculation of deferred income taxes in accordance with Accounting Standards Codification 740 (“ASC 740”), Accounting for Income Taxes.  Specifically, we misapplied the guidance of ASC 740 by providing deferred taxes for currency translation adjustments resulting from the consolidation of our foreign subsidiaries whose earnings are deemed to be reinvested indefinitely.  During the fourth quarter of our fiscal year ended September 30, 2015, we determined that no deferred taxes assets or liabilities should be recorded for such subsidiaries.  The error resulted in an adjustment to our consolidated balance sheet as of September 30, 2015 and our consolidated statement of comprehensive (loss) for the year ended September 30, 2015, with no impact upon previously reported total assets, revenues, net income (loss), earnings (loss) per share, or cash flows.

The error arising from the underlying deficiency was not material to the financial statements reported in any prior interim or annual periods and, therefore, did not result in a revision to previously filed financial statements.  However, this control deficiency, if not remediated, could have resulted in a material misstatement to our annual or interim consolidated statements that may not have been prevented or detected in a timely manner.  Accordingly, we have determined that this control deficiency constitutes a material weakness.

Because of this material weakness, management concluded that we did not maintain effective internal control over financial reporting as of September 30, 2015, based on criteria described in Internal Control – Integrated Framework (2013) issued by COSO.

To remediate the material weakness described above, in accordance with ASC 740, we have ceased providing deferred taxes for any foreign subsidiary whose earnings are deemed to be reinvested indefinitely.  We believe that this measure along with an enhanced review of the calculation of deferred taxes will remediate the material weakness identified and strengthen the Company's internal control over financial reporting.

Our internal control over financial reporting as of September 30, 2015 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is contained in our definitive Proxy Statement to be distributed within 120 days of September 30, 2015 in connection with our 2016 Annual Meeting of Stockholders under the captions “Election of Directors”, “Executive Officers and Compensation,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item is contained in our definitive Proxy Statement to be distributed within 120 days of September 30, 2015 in connection with our 2016 Annual Meeting of Stockholders under the caption “Executive Officers and Compensation” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is contained in our definitive Proxy Statement to be distributed within 120 days of September 30, 2015 in connection with our 2016 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference, and in Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” contained in Part II hereof.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item is contained in our definitive Proxy Statement to be distributed within 120 days of September 30, 2015 in connection with our 2016 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item is contained in our definitive Proxy Statement to be distributed within 120 days of September 30, 2015 in connection with our 2016 Annual Meeting of Stockholders under the caption “Independent Public Accountants” and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements and Financial Statement Schedules

The financial statements and financial statement schedules listed on the accompanying Index to Financial Statements (see page F-1) are filed as part of this Annual Report on Form 10-K.

Exhibits

Exhibit Number	Description of Documents

3.1

Amended and Restated Certificate of Formation of Geospace Technologies Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed May 8, 2015).

3.2	Bylaws of Geospace Technologies Corporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed April 17, 2015).

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

10.10	Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-8 filed May 21, 2014).*

10.11	Form of Employee Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Form S-8 filed May 21, 2014).*

10.12	Form of Employee Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Form S-8 filed May 21, 2014).*

Exhibit Number	Description of Documents

10.13	Form of Consultant Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Form S-8 filed May 21, 2014).*

10.14	Form of Consultant Stock Option Award Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Form S-8 filed May 21, 2014).*

10.15	Form of Director Stock Option Award Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Form S-8 filed May 21, 2014).*

10.16	Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s Form S-8 filed May 21, 2014).*

10.17	Geospace Technologies Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed on December 11, 2013).*

10.18	Form of Amended and Restated Indemnity Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 26, 2015).

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

Exhibit Number	Description of Documents

10.29

Waiver and Consent Letter to Loan Agreement effective April 6, 2015 among Geospace Technologies Corporation as borrower, certain subsidiaries of Geospace Technologies Corporation, as guarantors, and Frost Bank, as lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 7, 2015).

10.30

Second Amendment to the Credit Agreement effective May 4, 2015 by and between Geospace Technologies Corporation as borrower, certain subsidiaries of Geospace Technologies Corporation, as guarantors, and Frost Bank, as lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed May 8, 2015).

10.31

Revolving Promissory Note effective May 4, 2015 by and between Geospace Technologies Corporation as borrower, certain subsidiaries of Geospace Technologies Corporation, as guarantors, and Frost Bank, as lender (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed May 8, 2015).

21.1	Subsidiaries of the Registrant.**

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.**

23.2	Consent of UHY LLP, Independent Registered Public Accounting Firm.**

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101	Interactive data file.**

*	This exhibit is a management contract or a compensatory plan or arrangement.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOSPACE TECHNOLOGIES CORPORATION

By:	/s/ WALTER R. WHEELER
Walter R. Wheeler, Director, President and Chief Executive Officer
November 19, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WALTER R. WHEELER Walter R. Wheeler	Director, President and Chief Executive Officer (Principal Executive Officer)	November 19, 2015

/s/ THOMAS T. McENTIRE Thomas T. McEntire	Vice President, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	November 19, 2015

/s/ GARY D. OWENS Gary D. Owens	Chairman of the Board	November 19, 2015

/s/ THOMAS L. DAVIS Thomas L. Davis	Director	November 19, 2015

/s/ E.R. GIESINGER E.R. Giesinger	Director	November 19, 2015

/s/ TINA M. LANGTRY Tina M. Langtry	Director	November 19, 2015

/s/ RICHARD F. MILES Richard F. Miles	Director	November 19, 2015

/s/ WILLIAM H. MOODY William H. Moody	Director	November 19, 2015

/s/ MICHAEL J. SHEEN Michael J. Sheen	Director	November 19, 2015

/s/ CHARLES H. STILL Charles H. Still	Director	November 19, 2015

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Geospace Technologies Corporation

Houston, Texas

We have audited the accompanying consolidated balance sheet of Geospace Technologies Corporation (“the Company”) as of September 30, 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the fiscal year then ended. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule as of and for the year ended September 30, 2015 listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Geospace Technologies Corporation as of September 30, 2015, and the consolidated results of its operations and its cash flows for the fiscal year then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the related financial statement schedule as of and for the year ended September 30, 2015, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 19, 2015 expressed an adverse opinion thereon.

/s/ BDO USA, LLP

Houston, Texas

November 19, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Geospace Technologies Corporation

Houston, Texas

We have audited Geospace Technologies Corporation (“the Company”) internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to maintain effective controls over the calculation of deferred income taxes has been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and this report does not affect our report dated November 19, 2015 on those consolidated financial statements.

In our opinion, Geospace Technologies Corporation did not maintain, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Geospace Technologies Corporation as of September 30, 2015, and the related consolidated statement of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended, and our report dated November 19, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Houston, Texas

November 19, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Geospace Technologies Corporation:

We have audited the accompanying consolidated balance sheet of Geospace Technologies Corporation and subsidiaries (“the Company”) as of September 30, 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the two fiscal years in the period ended September 30, 2014. Our audits also included the financial statement schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Geospace Technologies Corporation and subsidiaries as of September 30, 2014, and the consolidated results of their operations and their cash flows for each of the two fiscal years in the period ended September 30, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ UHY LLP

Houston, Texas

November 21, 2014

Geospace Technologies Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share amounts)

	AS OF SEPTEMBER 30,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$22,314	$33,357
Short-term investments	18,112	19,861
Trade accounts receivable, net of allowance of $2,516 and $1,125	12,693	24,602
Current portion of notes receivable	2,004	3,786
Income tax receivable	17,369	2,570
Inventories, net	124,800	145,890
Deferred income tax assets	6,422	7,244
Prepaid expenses and other current assets	1,295	6,698
Total current assets	205,009	244,008
Rental equipment, net	46,036	53,873
Property, plant and equipment, net	48,709	49,205
Goodwill	—	1,843
Non-current deferred income tax assets	1,586	75
Non-current notes receivable	1,516	28
Prepaid income taxes	4,095	5,848
Other assets	95	106
Total assets	$307,046	$354,986
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable trade	$4,077	$4,964
Accrued expenses and other current liabilities	9,679	14,590
Deferred revenue	165	3,752
Deferred income tax liabilities	10	23
Income tax payable	3	22
Total current liabilities	13,934	23,351

Non-current deferred income tax liabilities	3,488	2,377
Total liabilities	17,422	25,728
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 13,147,916 and 13,147,416 shares issued and outstanding	131	131
Additional paid-in capital	74,160	70,704
Retained earnings	228,278	260,919
Accumulated other comprehensive loss	(12,945)	(2,496)
Total stockholders’ equity	289,624	329,258
Total liabilities and stockholders’ equity	$307,046	$354,986

The accompanying notes are an integral part of the consolidated financial statements.

Geospace Technologies Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	YEAR ENDED SEPTEMBER 30,
	2015	2014	2013
Revenue:
Products	$73,691	$209,581	$287,233
Rental equipment	11,176	27,331	13,374
Total revenue	84,867	236,912	300,607
Cost of revenue:
Products	79,998	125,497	152,659
Rental equipment	16,069	14,956	8,187
Total costs of revenue	96,067	140,453	160,846
Gross profit (loss)	(11,200)	96,459	139,761
Operating expenses:
Selling, general and administrative expenses	22,671	25,291	23,383
Research and development expenses	14,694	16,536	14,694
Goodwill impairment expense	1,843	—	—
Bad debt expense	2,147	833	457
Total operating expenses	41,355	42,660	38,534
Income (loss) from operations	(52,555)	53,799	101,227
Other income (expense):
Interest expense	(229)	(471)	(260)
Interest income	427	123	880
Foreign exchange gains (losses)	2,622	182	(708)
Other, net	(99)	(90)	(46)
Total other income (expense), net	2,721	(256)	(134)
Income (loss) before income taxes	(49,834)	53,543	101,093
Income tax expense (benefit)	(17,193)	16,632	31,536
Net income (loss)	$(32,641)	$36,911	$69,557
Earnings (loss) per common share:
Basic	$(2.51)	$2.82	$5.40
Diluted	$(2.51)	$2.81	$5.38
Weighted average common shares outstanding:
Basic	12,996,958	12,950,958	12,886,372
Diluted	12,996,958	12,997,009	12,938,661

The accompanying notes are an integral part of the consolidated financial statements.

Geospace Technologies Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	YEAR ENDED SEPTEMBER 30,
	2015	2014	2013
Net income (loss)	$(32,641)	$36,911	$69,557
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on available-for-sale securities	23	(26)	(30)
Foreign currency translation adjustments	(10,472)	(1,406)	(809)
Other comprehensive loss, net of tax	(10,449)	(1,432)	(839)
Total comprehensive income (loss)	$(43,090)	$35,479	$68,718

The accompanying notes are an integral part of the consolidated financial statements.

Geospace Technologies Corporation and Subsidiaries

Consolidated Statement of Stockholders’ Equity

For the years ended September 30, 2015, 2014 and 2013

(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at October 1, 2012	12,802,160	$128	$60,633	$154,451	$(225)	$214,987
Net income	—	—	—	69,557	—	69,557
Other comprehensive loss	—	—	—	—	(839)	(839)
Excess tax benefit from stock-based compensation		—	3,390	—	—	3,390
Issuance of common stock pursuant to exercise of options, net of tax	139,906	1	1,418	—	—	1,419
Stock-based compensation expense	—	—	544	—	—	544
Balance at September 30, 2013	12,942,066	129	65,985	224,008	(1,064)	289,058
Net income	—	—	—	36,911	—	36,911
Other comprehensive loss	—	—	—	—	(1,432)	(1,432)
Excess tax benefit from stock-based compensation	—	—	178	—	—	178
Issuance of restricted stock	197,000	2	(2)	—	—	—
Forfeiture of restricted stock	(8,000)	—	—	—	—	—
Issuance of common stock pursuant to exercise of options, net of tax	16,350	—	424	—	—	424
Stock-based compensation expense	—	—	4,119	—	—	4,119
Balance at September 30, 2014	13,147,416	131	70,704	260,919	(2,496)	329,258
Net loss	—	—	—	(32,641)	—	(32,641)
Other comprehensive loss	—	—	—	—	(10,449)	(10,449)
Excess tax expense from stock-based compensation	—	—	(1,083)	—	—	(1,083)
Issuance of restricted stock	3,000	—	—	—	—	—
Forfeiture of restricted stock	(2,500)	—	—	—	—	—
Stock-based compensation expense	—	—	4,539	—	—	4,539
Balance at September 30, 2015	13,147,916	$131	$74,160	$228,278	$(12,945)	$289,624

The accompanying notes are an integral part of the consolidated financial statements.

Geospace Technologies Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	YEAR ENDED SEPTEMBER 30,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$(32,641)	$36,911	$69,557
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income tax expense (benefit)	(943)	818	(523)
Depreciation and amortization	19,547	17,774	12,229
Goodwill impairment	1,843	—	—
Accretion of discounts on short-term-investments	225	49	162
Stock-based compensation expense	4,539	4,119	544
Bad debt expense	2,147	833	457
Inventory obsolescence expense	3,887	2,617	187
Gross profit from sale of used rental equipment	(3,208)	(9,031)	(13,627)
Loss (gain) on disposal of property, plant and equipment	26	(64)	301
Realized loss (gain) on short-term investments	7	—	(19)
Excess tax expense from stock-based compensation	(1,083)	—	—
Effects of changes in operating assets and liabilities:
Trade accounts and notes receivable	7,088	25,605	(33,717)
Income tax receivable	(14,799)	(2,639)	(137)
Inventories	9,661	(10,452)	(73,357)
Costs and estimated earnings in excess of billings	—	12,400	(12,400)
Prepaid expenses and other current assets	997	998	(321)
Prepaid income taxes	1,753	353	(722)
Accounts payable trade	(834)	(11,756)	(442)
Accrued expenses and other	(6,004)	(3,435)	3,324
Deferred revenue	(3,567)	2,685	(7,541)
Income taxes payable	(10)	(135)	(1,116)
Net cash provided by (used in) operating activities	(11,369)	67,650	(57,161)
Cash flows from investing activities:
Purchase of property, plant and equipment	(2,189)	(6,792)	(19,384)
Proceeds from the sale of property, plant and equipment	—	27	—
Investment in rental equipment	(3,973)	(26,719)	(22,275)
Proceeds from the sale of used rental equipment	4,278	16,390	25,497
Purchases of short-term investments	(6,306)	(21,610)	(1,587)
Proceeds from the sale of short-term investments	7,902	2,000	21,139
Net cash provided by (used in) investing activities	(288)	(36,704)	3,390
Cash flows from financing activities:
Net (payments) borrowings under line of credit	—	(931)	931
Excess tax benefits from stock-based compensation	—	178	3,390
Proceeds from exercise of stock options and other	—	424	1,419
Net cash provided by (used in) financing activities	—	(329)	5,740
Effect of exchange rate changes on cash	614	14	5
Increase (decrease) in cash and cash equivalents	(11,043)	30,631	(48,026)
Cash and cash equivalents, beginning of fiscal year	33,357	2,726	50,752
Cash and cash equivalents, end of fiscal year	$22,314	$33,357	$2,726

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

Reclassifications

Certain amounts previously presented in the consolidated financial statements have been reclassified to conform to the current year presentation.  Such reclassifications had no effect on net income (loss), stockholders’ equity or cash flows.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company considers many factors in selecting appropriate operational and financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. The Company continually evaluates its estimates, including those related to bad debt reserves, inventory obsolescence reserves, percentage-of-completion revenue recognition, self-insurance reserves, product warranty reserves, long-lived assets, goodwill and deferred income tax assets. The Company bases its estimates on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different conditions or assumptions.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity at the time of purchase of three months or less to be cash equivalents.

Short-term Investments

The Company classifies its short-term investments consisting of corporate bonds, government bonds and other such similar investments as available-for-sale securities. Available-for-sale securities are carried at fair market value with net unrealized holding gains and losses reported each period as a component of accumulated other comprehensive loss in stockholders’ equity.  The Company’s short-term investments have contractual maturities ranging from October 2015 to July 2017. See Note 2 for additional information.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts that, at times, exceed federally insured limits. Management of the Company believes that the financial strength of the financial institutions holding such deposits minimizes the credit risk of such deposits.

The Company sells products to customers throughout the United States and various foreign countries. The Company’s normal credit terms for trade receivables are 30 days. In certain situations, credit terms may be extended to 60 days or longer. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for its trade receivables. Additionally, the Company provides long-term financing in the form of promissory notes when competitive conditions require such financing. In such cases, the Company may require collateral. Allowances are recognized for potential credit losses.  No customers comprised 10% of the Company’s revenue during fiscal year 2015. One customer comprised 26.4% of the Company’s revenue during fiscal year 2014.  One customer comprised 36.5% of the Company’s revenue during fiscal year 2013.

One of the Company’s wholly-owned subsidiaries, Geospace Technologies Eurasia, is located in the Russian Federation. In addition, the Company operates a branch office, Geospace Technologies Sucursal Sudamericana, in Colombia. The financial results for these entities may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions or changes in the political climate. The consolidated balance sheet at September 30, 2015 reflected approximately $3.4 million and $0.4 million of foreign currency denominated net working capital related to the Russian and Colombian operations, respectively.  Both of these entities receive a portion of their revenue and pay a majority of their expenses in their local currency. To the extent that transactions of these entities are settled in their local currency, a devaluation of these currencies versus the U.S. dollar could reduce any contribution from these entities to the consolidated results of operations and total comprehensive income (loss) as reported in U.S. dollars. The Company does not hedge the market risk with respect to the operations in these countries; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of such currencies versus U.S. dollars to the extent such disruptions result in any reduced valuation of these foreign entities’ net working capital or future contributions to the consolidated results of operations.  At September 30, 2015, the foreign exchange rate for $1.00 (one U.S. dollar) was equal to 65.4 Russian Rubles and 3,116 Colombian Pesos, respectively. If the value of the U.S. dollar were to increase by ten percent against these foreign currencies, the working capital in the Russian Federation and in Colombia could decline by $0.3 million and $39,000, respectively.

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

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Expenditures for renewals and betterments are capitalized. Repairs and maintenance expenditures are charged to expense as incurred. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and any gain or loss thereon is reflected in the statements of operations.

Goodwill

The Company accounts for goodwill in accordance with the provisions of Financial Accounting Standards Board (“FASB”) ASC 350, Intangibles—Goodwill and Other”. Under FASB ASC 350 goodwill is tested for impairment at least annually, unless indicators of impairment exist in interim periods.

FASB ASC 350 requires a two-step process for testing goodwill impairment, however it permits an entity the option to first assess qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test. If it is determined that, based on a qualitative assessment, it is not more likely than not that the Company’s fair value is less than its carrying amount, then the first and second steps of the goodwill impairment test are unnecessary.   Under the first step of the two-step process, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. A reporting unit is an operating segment or one level below an operating segment (referred to as a component). Two or more components of an operating segment shall be aggregated and deemed a single reporting unit if the components have similar economic characteristics.  Second, if an impairment is indicated, the implied fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of the carrying value over the implied fair value.

See Note 4 for our discussion on our annual impairment test. In estimating the fair value of the seismic reporting unit, the Company used a combination of two methods, one based on market multiples (the market approach) and the other based on discounted cash flows (the income approach) which requires assumptions and estimates with respect to revenue and expense growth rates, changes in working capital and the selection of and use of an appropriate discount rate.

Impairment of Long-lived Assets

The Company’s long-lived assets are reviewed for impairment whenever an event or change in circumstances indicates the carrying amount of an asset or group of assets may not be recoverable. The impairment review, if necessary, includes a comparison of expected future cash flows (undiscounted and without interest charges) to be generated by an asset group with the associated carrying value of the related assets. If the carrying value of the asset group exceeds the expected future cash flows, an impairment loss is recognized to the extent that the carrying value of the asset group exceeds its fair value. In connection with the Company’s goodwill impairment test, management also reviewed the recoverability of the carrying value of the Company’s rental equipment and property, plant and equipment based on future undiscounted cash flows and determined that the expected future cash flows exceed the carrying value of the asset group at September 30, 2015.

Revenue Recognition

The Company primarily derives revenue from the sale of its manufactured products, including revenue derived from the sale of its manufactured rental equipment. In addition, the Company generates revenue from the short-term rental under operating leases of its manufactured products. Except for revenue recognized using the percentage-of-completion method discussed below, the Company recognizes revenue from product sales, including the sale of used rental equipment, when (i) title passes to the customer, (ii) the customer assumes risks and rewards of ownership, (iii) the product sales price has been determined, (iv) collectability of the sales price is reasonably assured and (v) product delivery occurs as directed by the customer. Except for certain of the Company’s permanent reservoir monitoring products, the Company’s products are generally sold without any customer acceptance provisions and the Company’s standard terms of sale do not allow customers to return products for credit. The Company recognizes rental revenue as earned over the rental period. Rentals of the Company’s equipment generally range from daily rentals to rental periods of up to six

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

months or longer. Revenue from engineering services are recognized as services are rendered over the duration of a project, or as billed on a per hour basis. Field service revenue is recognized when services are rendered and are generally priced on a per day rate.

Revenue Recognition – Percentage of Completion

The Company utilizes the percentage-of-completion method (the “POC Method”) to recognize revenue and costs on contracts having the following characteristics:

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

The Company had no contracts accounted for under the POC Method at September 30, 2015 and September 30, 2014.

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

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Changes in the product warranty reserve are reflected in the following table (in thousands):

Balance at October 1, 2012	$2,308
Accruals for warranties issued during the year	681
Settlements made (in cash or in kind) during the year	(1,037)
Balance at September 30, 2013	1,952
Accruals for warranties issued during the year	324
Settlements made (in cash or in kind) during the year	(1,325)
Balance at September 30, 2014	951
Accruals for warranties issued during the year	4,984
Settlements made (in cash or in kind) during the year	(3,609)
Balance at September 30, 2015	$2,326

Stock-Based Compensation

The Company expenses the grant date fair value of equity awards over the requisite service period. The Company uses the Black-Scholes model to value its new stock option grants at the issuance date. Restricted stock grants are valued based on the fair value of the Company’s stock at the date of grant.  The stock-based payment framework also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation. In addition, the stock-based payment framework requires the Company to reflect the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash inflow.

During fiscal year 2015, the Company issued 3,000 shares of restricted stock at a weighted average grant date fair value of $19.13 per share.  During fiscal year 2014, the Company issued 197,000 shares of restricted stock at a weighted average grant date fair value of $95.18 per share.  No restricted stock was issued during fiscal year 2013.   No stock options were granted during fiscal years 2015, 2014 and 2013.

The Company recorded stock-based compensation expense of $4.5 million, $4.1 million and $0.5 million for the fiscal years ended September 30, 2015, 2014 and 2013, respectively.

Foreign Currency Gains and Losses

The assets and liabilities of the Company’s foreign subsidiaries that have a foreign currency as their functional currency have been translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations have been translated using the average exchange rates during the year. Resulting translation adjustments have been recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction gains and losses are included in the statements of operations as they occur.   Transaction gains and losses on intra-entity foreign currency transactions and balances including advances and demand notes payable, on which settlement is not planned or anticipated in the foreseeable future, are recorded in “accumulated other comprehensive loss” on our consolidated balance sheets.

Shipping and Handling Costs

Amounts billed to a customer in a sales transaction related to reimbursable shipping and handling costs are included in revenue and the associated costs incurred by the Company for reimbursable shipping and handling expenses are reported in cost of sales. The Company had shipping and handling expenses of $0.6 million, $0.9 million and $1.4 million for each of the fiscal years ended September 30, 2015, 2014 and 2013, respectively.

Fair Value

Fair value is the price that would be received to sell an asset or the amount paid to transfer a liability in an orderly transaction between market participants (an exit price) at the measurement date.  The Company has established a fair value hierarchy which prioritizes the inputs to the valuation techniques used to measure fair value into three levels. These levels are determined based on the lowest level input that is significant to the fair value measurement. Level 1 represents unadjusted quoted prices in active markets for

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

identical assets and liabilities. Level 2 represents quoted prices for similar assets and liabilities in active markets (other than those included in Level 1) which are observable, either directly or indirectly. Level 3 represents valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Income Taxes

Income taxes are presented in accordance with the Accounting Standards Codification Topic 740 (“Topic 740”) guidance for accounting for income taxes. The estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carrybacks and carryforwards are recorded. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities (temporary differences) and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company periodically reviews the recoverability of tax assets recorded on the balance sheet and provides valuation allowances if it is more likely than not that such assets will not be realized.

The Company follows the guidance of Topic 740 to analyze all tax positions that are less than certain.  Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In accordance with Topic 740, the Company recognizes in its financial statements the impact of a tax position if that position is “more likely than not” to be sustained on audit, based on the technical merits of the position.  The Company’s estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time.

The Company classifies interest and penalties associated with the payment of income taxes in the Other Income (Expense) section of its consolidated statements of operations.

Recent Accounting Pronouncements

In July 2015, the FASB issued guidance requiring management to measure inventory at the lower of cost or net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  The pronouncement is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period and should be applied retrospectively, with early application permitted.  The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and related disclosures.

In August 2014, the FASB issued guidance requiring management to evaluate whether there are conditions and events that raise substantial doubt about the entity's ability to continue as a going concern and to provide disclosures in certain circumstances. The new guidance was issued to reduce diversity in the timing and content of footnote disclosures. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2016.  The Company will continue to evaluate any significant impacts on consolidated financial statement disclosures.

In May 2014, the FASB issued guidance requiring entities to recognize revenue from contracts with customers by applying a five-step model in accordance with the core principle to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this guidance specifies the accounting for some costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. In August 2015, the FASB issued guidance deferring the effective date of this guidance to annual periods beginning after December 15, 2017, including interim reporting periods therein. Entities have the option to adopt this guidance either retrospectively or through a modified retrospective transition method. This new standard will supersede existing revenue guidance and affect the Company's revenue recognition process and the presentations or disclosures of the Company's consolidated financial statements and footnotes. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

2. Short-term Investments

During the fiscal years ended September 30, 2015, 2014 and 2013 the Company realized gains (losses) of $(7,000), zero and $19,000, respectively, from the sale of short-term investments. The realized gains (losses) are recorded in Other Income (Expense) on the consolidated statements of operations. At September 30, 2015 and 2014, the Company’s short-term investments were composed of the following (in thousands):

	AS OF SEPTEMBER 30, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate bonds	$15,166	$—	$(5)	$15,161
Government bonds	2,948	3	—	2,951
Total	$18,114	$3	$(5)	$18,112

	AS OF SEPTEMBER 30, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investment s:
Corporate bonds	$14,262	$—	$(27)	$14,235
Government bonds	5,638	—	(12)	5,626
Total	$19,900	$—	$(39)	$19,861

3. Derivative Financial Instruments

At September 30, 2015 and September 30, 2014, the Company’s Canadian subsidiary had $28.1 million and $26.6 million, respectively, of Canadian dollar denominated intercompany accounts payable owed to one of the Company’s U.S. subsidiaries.  In order to mitigate its exposure to movements in foreign currency rates between the U.S. dollar and Canadian dollar, the Company routinely enters into foreign currency forward contracts to hedge a portion of its exposure to changes in the value of the Canadian dollar.  Approximately $4.1 million of these Canadian dollar denominated intercompany accounts payable are considered by management to be of a short-term nature whereby the appreciation or devaluation of the Canadian dollar against the U.S. dollar will result in a gain or loss, respectively, to the consolidated statements of operations.  The Company considers the remaining $24.0 million Canadian dollar denominated intercompany accounts payable to be of a long-term nature and whereby settlement is not planned or anticipated in the foreseeable future; therefore, any resulting foreign exchange gains and losses are reported in the consolidated balance sheets as a component of other comprehensive income in accordance with ASC 830 “Foreign Currency Matters”.  In September 2015, the Company entered into a $4.0 million 90-day hedge contract with a United States bank to hedge its short-term Canadian dollar foreign exchange rate exposure.  This contract reduces the impact on cash flows from movements in the Canadian dollar/U.S. dollar currency exchange rate, but has not been designated as a hedge for accounting purposes.  At September 30, 2015, the Company had an accrued unrealized foreign exchange loss of $18,000 under this contract.

The following table summarizes the gross fair value of all derivative instruments, which are not designated as hedging instruments and their location in the consolidated balance sheets (in thousands):

Derivative Instrument	Location	SEPTEMBER 30, 2015	SEPTEMBER 30, 2014

Foreign Currency Forward Contracts	Prepaid Expenses and Other Current Assets	$—	$795
Foreign Currency Forward Contracts	Accrued Expenses and Other Current Liabilities	18	—
		$18	$795

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the impact of the Company’s derivatives on the consolidated statements of operations for the fiscal years ended September 30, 2015, 2014 and 2013 (in thousands):

		FOR THE YEAR ENDED
Derivative Instrument	Location of Gain (loss) on Derivative Instrument	SEPTEMBER 30, 2015	SEPTEMBER 30, 2014	SEPTEMBER 30, 2013

Foreign Currency Forward Contracts	Other Income (Expense)	$2,698	$2,439	$398
		$2,698	$2,439	$398

Amounts in the above table include realized and unrealized derivative gains and losses.

4. Goodwill

In accordance with FASB ASC 350, “Intangibles – Goodwill and Other,” the Company performs goodwill impairment testing at least annually, unless indicators of impairment exist in interim periods.   At September 30, 2015, the Company conducted a qualitative goodwill impairment assessment on its seismic reporting unit as business conditions in the oil and gas industry further deteriorated in the Company’s fourth quarter resulting in a decline in the market value of the Company’s common stock significantly below its book value.

The qualitative assessment determined that performing a quantitative goodwill impairment test was necessary. In the first step of the goodwill impairment test, the Company determined that the fair value of its seismic reporting unit was less than its carrying amount, including goodwill. Therefore, the Company performed the second step of the goodwill impairment test which concluded that there would be no remaining implied value attributable to goodwill.  In order to arrive at the implied fair value of goodwill, the Company calculated the fair value of its all of its assets and liabilities of the seismic reporting unit as if it had been acquired in a business combination.  The estimate of the fair value of the Company’s seismic reporting unit was based on the best information available as of the date of the assessment.

As a result, the Company recorded a goodwill impairment charge of $1.8 million to reduce the carrying value of the goodwill to zero at September 30, 2015.  The impairment charge is included in operating expenses on the consolidated statement of operations.

5. Fair Value of Financial Instruments

At September 30, 2015, the Company’s financial instruments included cash and cash equivalents, short-term investments, a foreign currency forward contract, trade and notes receivables and accounts payable.  Due to the short-term maturities of cash and cash equivalents, trade and other receivables and accounts payable, the carrying amounts approximate fair value on the respective balance sheet dates.

The Company measures short-term investments and derivatives at fair value on a recurring basis.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following tables present the fair value of the Company’s short-term investments and foreign currency forward contracts at September 30, 2015 and 2014, respectively, by valuation hierarchy and input (in thousands):

	AS OF SEPTEMBER 30, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)
Short-term investments:
Corporate bonds	$15,161	$15,161	$—	$—
Government bonds	2,951	2,951	—	—
Foreign currency forward contract	(18)	—	(18)	—
Total	$18,094	$18,112	$(18)	$—
	AS OF SEPTEMBER 30, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)
Short-term investments:
Corporate bonds	$14,235	$14,235	$—	$—
Government bonds	5,626	5,626	—	—
Foreign currency forward contract	795	—	795	—
Total	$20,656	$19,861	$795	$—

Assets and liabilities measured on a nonrecurring basis

The measurements utilized to determine the implied fair value of goodwill represented significant unobservable inputs (Level 3) in accordance with the fair value hierarchy, a Level 3 measurement.

6. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	Unrealized Gains (Losses) on Available-for- Sale Securities	Foreign Currency Translation Adjustments	Total
Balance at October 1, 2012	$30	$(255)	$(225)
Other comprehensive loss	(30)	(809)	(839)
Balance at September 30, 2013	—	(1,064)	(1,064)
Other comprehensive loss	(26)	(1,406)	(1,432)
Balance at September 30, 2014	(26)	(2,470)	(2,496)
Other comprehensive income (loss)	23	(10,472)	(10,449)
Balance at September 30, 2015	$(3)	$(12,942)	$(12,945)

Subsequent to the filing of its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, the Company determined that its "Accumulated Other Comprehensive Income (Loss)" balance was not appropriately presented in the consolidated balance sheet, consolidated statements of comprehensive income (loss) and consolidated statement of stockholders’ equity.

During the fourth quarter of fiscal year 2015, the Company determined that it was not appropriate to present its foreign translation adjustments net of taxes with respect to its controlled foreign corporations whose earnings were considered to be indefinitely reinvested.  To rectify the matter, the Company made an adjustment in its fourth quarter of fiscal year 2015 which resulted

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

in a $3.2 million increase to accumulated other comprehensive loss and a corresponding $3.2 million increase to non-current deferred income tax liabilities.  The Company concluded that the impact of this adjustment to its previous filed consolidated financial statements for the fiscal year 2015 interim periods and for the fiscal year ended September 30, 2014 was immaterial.  The adjustment did not affect the Company’s total assets, net loss, loss per share or cash flows.

7. Inventories

Inventories consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2015	2014
Finished goods	$55,074	$42,473
Work in progress	5,632	28,582
Raw materials	70,769	82,599
Obsolescence reserve	(6,675)	(7,764)
	$124,800	$145,890

Inventory obsolescence expense was approximately $3.9 million, $2.6 million and $0.2 million during fiscal years 2015, 2014 and 2013, respectively.

8. Accounts and Notes Receivable

The Company’s current trade accounts receivable consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2015	2014
Trade accounts receivable	$15,209	$25,727
Allowance for doubtful accounts	(2,516)	(1,125)
	$12,693	$24,602

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

Notes receivable are reflected in the following table (in thousands):

	SEPTEMBER 30, 2015	SEPTEMBER 30, 2014
Notes receivable	$3,520	$3,814
Allowance for doubtful notes	—	—
	3,520	3,814
Less current portion	2,004	3,786
Non-current notes receivable	$1,516	$28

Notes receivable are generally collateralized by the products sold, and bear interest at rates ranging up to 8.8% per year. The notes receivable of $3.5 million will mature at various times through January 2018. The Company has, on occasion, extended or renewed notes receivable as they mature, but there is no obligation to do so.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

9. Rental Equipment

Rental equipment consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2015	2014
Rental equipment, primarily geophones and related products	$75,359	$76,193
Accumulated depreciation	(29,323)	(22,320)
	$46,036	$53,873

Rental equipment depreciation expense was $13.9 million, $12.4 million and $7.3 million in fiscal years 2015, 2014 and 2013, respectively. The Company transferred $5.0 million and $10.7 million of inventories to its rental equipment during fiscal years 2015 and 2014, respectively, which had a non-cash impact.

10. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2015	2014
Land and land improvements	$8,714	$8,828
Buildings and building improvements	30,955	30,255
Machinery and equipment	44,905	46,806
Furniture and fixtures	1,260	1,399
Transportation equipment	29	30
Tools and molds	1,864	1,629
Leasehold improvements	43	71
Construction in progress	6,135	3,226
	93,905	92,244
Accumulated depreciation	(45,196)	(43,039)
	$48,709	$49,205

Property, plant and equipment depreciation expense was $5.6 million, $5.4 million and $4.8 million in fiscal years 2015, 2014 and 2013, respectively.

11. Long-Term Debt

The Company had no long-term debt outstanding at September 30, 2015 and September 30, 2014.

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

On May 4, 2015, the Company amended the Credit Agreement which reduced its borrowing availability to $30.0 million with amounts available for borrowing determined by a borrowing base.  Under the amendments to the Credit Agreement, the borrowing base is determined based upon certain of the Company’s and its U.S. subsidiaries’ assets which include (i) 80% of certain accounts receivable plus (ii) 50% of certain notes receivable (such result not to exceed $10 million) plus (iii) 25% of certain inventories (excluding work-in-process inventories).  As of September 30, 2015, the Company’s borrowing base was $36.6 million resulting in borrowing availability of $30.0 million less any outstanding letters of credit.  Borrowings under the Credit Agreement as amended are

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

secured by substantially all of the Company’s assets.  In addition, the Company’s domestic subsidiaries have guaranteed the obligations of the Company under the Credit Agreement and such subsidiaries have secured the obligations by the pledge of substantially all of the assets of such subsidiaries.  The Credit Agreement as amended expires on May 4, 2018 and all borrowed funds are due and payable at that time.  The Company is required to make monthly interest payments on borrowed funds.  The Credit Agreement as amended limits the incurrence of additional indebtedness, requires the maintenance of a single financial ratio that compares certain of the Company’s assets to certain of its liabilities, restricts the Company and its subsidiaries’ ability to pay cash dividends and contains other covenants customary in agreements of this type.  The interest rate for borrowings under the Credit Agreement as amended is based on the Wall Street Journal prime rate, which was 3.25% at September 30, 2015.

At September 30, 2015, the Company was in compliance with all covenants under the Credit Agreement.  At September 30, 2015, the Company had standby letters of credit outstanding in the amount of $136,000.

12. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2015	2014
Employee bonuses	$36	$6,611
Product warranty	2,326	951
Compensated absences	1,653	1,626
Legal and professional fees	277	275
Payroll	581	665
Property taxes	2,909	2,043
Medical claims	763	852
Other	1,134	1,567
	$9,679	$14,590

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

13. Employee Benefits

The Company’s U.S. employees are participants in the Geospace Technologies Corporation’s Employee’s 401(k) Retirement Plan (the “Plan”), which covers substantially all eligible employees in the United States. The Plan is a qualified salary reduction plan in which all eligible participants may elect to have a percentage of their compensation contributed to the Plan, subject to certain guidelines issued by the Internal Revenue Service. The Company’s share of discretionary matching contributions was approximately $1.0 million, $1.1 million and $0.9 million in fiscal years 2015, 2014 and 2013, respectively.

The Company’s stock incentive plans in which key employees may participate are discussed in Note 14 to these Consolidated Financial Statements.

aax14. Stockholders’ Equity

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

At September 30, 2015, an aggregate of 1,476,000 shares of common stock were available for issuance under the 2014 Plan.   No shares of common stock were available for issuance under the 1997 Plan.

The following table summarizes the combined activity under the equity incentive plans for the indicated periods:

	Number of Nonqualified Options Outstanding	Weighted Average Exercise Price per Share	Number of Restricted Stock Awards	Weighted Average Grant-date fair- value per Share
Outstanding at October 1, 2012	245,956	$13.90	—	$—
Granted	—	—	—	—
Exercised	(139,906)	10.36	—	—
Forfeited	—	—	—	—
Vested	—	—	—	—
Outstanding at September 30, 2013	106,050	18.61	—	—
Granted	—	—	197,000	95.18
Exercised	(16,350)	25.94	—	—
Forfeited	—	—	(8,000)	98.68
Vested	—	—	—	—
Outstanding at September 30, 2014	89,700	17.27	189,000	95.03
Granted	—	—	3,000	19.13
Exercised	—	—	—	—
Forfeited	—	—	(2,500)	98.68
Vested	—	—	(47,000)	95.02
Outstanding at September 30, 2015	89,700	$17.27	142,500	$93.80

The restricted stock outstanding at September 30, 2015 and 2014 was issued from the 2014 Plan.  The stock options outstanding at September 30, 2015, 2014 and 2013 represent nonqualified options issued under the 1997 Plan.

The number of nonqualified stock options vested during fiscal years 2015, 2014 and 2013 were zero, zero and 106,500, respectively. The fair values of nonqualified stock options vested during fiscal years 2015, 2014 and 2013 were zero, zero and $0.8 million, respectively.

The total intrinsic value of nonqualified stock options exercised during fiscal years 2015, 2014 and 2013 were zero, $0.7 million and $10.4 million, respectively. As of September 30, 2015, the Company had no unvested nonqualified stock options.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes information about stock options outstanding and exercisable at September 30, 2015:

Range of Exercise Prices	Options Outstanding				Options Exercisable
	Shares	Weighted Average Remaining Term (in years)	Weighted Average Exercise Price	Intrinsic Value	Shares	Weighted Average Remaining Term (in years)	Weighted Average Exercise Price	Intrinsic Value
$8.78 to $9.99	38,200	3.2	$8.78	$192,146	38,200	3.2	$8.78	$192,146
$10.00 to $26.48	51,500	4.6	23.57	—	51,500	4.6	23.57	—
	89,700	4.0	$17.27	$192,146	89,700	4.0	$17.27	$192,146

As of September 30, 2015, the Company had unrecognized compensation expense, net of forfeitures, of approximately $9.3 million related to restricted stock awards, which will be recognized over a remaining weighted average period of 2.2 years.  As of September 30, 2015, the issued and outstanding nonqualified stock options were fully expensed.

15. Income Taxes:

Components of income (loss) before income taxes were as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2015	2014	2013
United States	$(41,700)	$48,988	$103,349
Foreign	(8,134)	4,555	(2,256)
	$(49,834)	$53,543	$101,093

The provision (benefit) for income taxes consisted of the following (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2015	2014	2013
Current:
Federal	$(16,901)	$15,352	$31,954
Foreign	647	393	(19)
State	4	69	124
	(16,250)	15,814	32,059
Deferred:
Federal	964	41	43
Foreign	(1,907)	777	(566)
	(943)	818	(523)
	$(17,193)	$16,632	$31,536

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Actual income tax expense (benefit) differs from income tax expense computed by applying the U.S. statutory federal tax rate of 35.0% for each of the fiscal years ended September 30, 2015, 2014 and 2013 as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2015	2014	2013
Provision (benefit) for U.S. federal income tax at statutory rate	$(17,442)	$18,740	$35,382
Effect of foreign income taxes	249	(629)	130
Manufacturers’/producers’ deduction	—	(1,496)	(3,048)
Research and experimentation tax credits	(400)	(208)	(661)
State income taxes, net of federal income tax benefit	2	45	81
Nondeductible expenses	488	205	253
Resolution of prior years’ tax matters	96	20	(467)
Contingency for uncertainty in income taxes	(121)	—	(51)
Other items	(65)	(45)	(83)
	$(17,193)	$16,632	$31,536
Effective tax rate	(34.5)%	31.1%	31.2%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income tax asset were as follows (in thousands):

	AS OF SEPTEMBER 30, 2015			AS OF SEPTEMBER 30, 2014
	U. S.	Non U.S.	Total	U. S.	Non U.S.	Total
Deferred income tax assets:
Allowance for doubtful accounts	$681	$21	$702	$214	$73	$287
Inventories	4,350	(34)	4,316	5,035	(125)	4,910
Net operating loss carry-forwards, tax credits and deferrals	—	2,270	2,270	—	871	871
Stock-based compensation	1,690	—	1,690	1,658	—	1,658
Accrued product warranty	803	6	809	317	8	325
Accrued compensated absences	520	—	520	579	—	579
Currency translation adjustments	101	—	101	1,344	—	1,344
Insurance and other reserves	62	43	105	1,088	31	1,119
	8,207	2,306	10,513	10,235	858	11,093
Deferred income tax liabilities:
Intangible assets	31	—	31	(285)	—	(285)
Property, plant and equipment and other	(5,264)	(770)	(6,034)	(4,768)	(1,121)	(5,889)
Subtotal deferred income tax assets	2,974	1,536	4,510	5,182	(263)	4,919
Valuation allowance	—	—	—	—	—	—
Net deferred income tax assets	$2,974	$1,536	$4,510	$5,182	$(263)	$4,919

Deferred income tax assets and liabilities are reported as follows in the accompanying consolidated balance sheets (in thousands):

	AS OF SEPTEMBER 30,
	2015	2014
Current deferred income tax asset	$6,422	$7,244
Non-current deferred income tax asset	1,586	75
Current deferred income tax liability	(10)	(23)
Non-current deferred income tax liability	(3,488)	(2,377)
	$4,510	$4,919

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The financial reporting basis of investments in foreign subsidiaries exceed their tax basis. A deferred tax liability is not recorded for this temporary difference because the investment is essentially permanent. A reversal of the Company’s plans to permanently invest in these foreign operations would cause the excess to become taxable. At September 30, 2015 and 2014, the temporary difference related to undistributed earnings for which no deferred taxes have been provided was approximately $9.2 million and $16.1 million, respectively.

Tax return filings which are subject to review by local tax authorities by major jurisdiction are as follows:

•	United States—fiscal years ended September 30, 2012 through 2015
•	State of Texas—fiscal years ended September 30, 2011 through 2015
•	State of New York—fiscal years ended September 30, 2003 through 2015
•	State of California – fiscal years ended September 30, 2011 through 2015
•	State of Pennsylvania – fiscal years ended September 30, 2008 through 2015
•	Russian Federation—calendar years 2012 through 2015
•	Canada—fiscal years ended September 30, 2011 through 2015
•	United Kingdom—fiscal years ended September 30, 2006, 2012 through 2015
•	Colombia—calendar years 2013 through 2015

The following table is a reconciliation of the total amounts of unrecognized tax liabilities (in thousands):

Balance at October 1, 2012	$355
Change in prior year tax positions	(22)
Current tax positions	142
Settlements with taxing authorities	(47)
Lapse of statute of limitations	(114)
Balance at September 30, 2013	314
Change in prior year tax positions	9
Current tax positions	23
Settlements with taxing authorities	—
Lapse of statute of limitations	(45)
Balance at September 30, 2014	301
Change in prior year tax positions	(187)
Current tax positions	17
Settlements with taxing authorities	—
Lapse of statute of limitations	(56)
Balance at September 30, 2015	$75

As of September 30, 2015, the Company had net operating loss (“NOL”) carry-forwards of approximately $9.0 million in Canada and approximately $60,000 in the United Kingdom to offset future taxable income in those jurisdictions.  The Company, using the “more likely than not” criteria, has determined these NOL carry-forwards will be utilized in full before they begin to expire.  The NOL carry-forwards for Canada expire in 2033.  The NOL carry-forwards for the United Kingdom currently have no expiration.  Therefore, no valuation allowance against the Company’s deferred tax assets was considered necessary.

Management believes that adequate provisions for income taxes have been reflected in the consolidated financial statements and it is not aware of any significant exposure items that have not been reflected in the consolidated financial statements. Amounts considered probable of settlement within one year have been included in the accrued expenses and other liabilities in the accompanying consolidated balance sheets.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

16. Earnings (Loss) Per Common Share

In connection with the issuances of restricted stock during fiscal years 2015 and 2014, the Company applied the two-class method in calculating per share data for the fiscal years ended September 30, 2015 and 2014.  Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares used in basic earnings (loss) per share during the period. Diluted earnings (loss) per share is determined on the assumption that outstanding dilutive stock options have been exercised and the aggregate proceeds as defined were used to reacquire common stock using the average price of such common stock for the period.

The following table summarizes the calculation of net earnings (loss) and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings (loss) per share (in thousands, except share and per share amounts):

	YEAR ENDED SEPTEMBER 30,
	2015	2014	2013
Net income (loss)	$(32,641)	$36,911	$69,557
Less: Income allocable to unvested restricted stock	—	(444)	—
Income (loss) available to common shareholders	(32,641)	36,467	69,557
Reallocation of participating earnings	—	2	—
Income (loss) attributable to common shareholders for diluted earnings per share	$(32,641)	$36,469	$69,557
Weighted average number of common share equivalents:
Common shares used in basic earnings (loss) per share	12,996,958	12,950,958	12,886,372
Common share equivalents outstanding related to stock options	—	46,051	52,289
Total weighted average common shares and common share equivalents used in diluted earnings per share	12,996,958	12,997,009	12,938,661
Earnings (loss) per share:
Basic	$(2.51)	$2.82	$5.40
Diluted	$(2.51)	$2.81	$5.38

For the calculation of diluted earnings per share for fiscal year 2015, 89,700 stock options were excluded in the calculation of weighted average shares outstanding as a result of their impact being antidilutive.  No stock options were excluded in the calculation of weighted average shares outstanding for fiscal years 2014 and 2013.

17. Commitments and Contingencies

Operating Leases

The Company leases a warehouse under a non-cancelable operating lease which expires on March 31, 2016. Future minimum rental commitments under non-cancelable operating leases are as follows (in thousands):

YEAR ENDING SEPTEMBER 30,
2016	$95

The Company also leases office space and certain equipment on a month to month basis. Rent expense was approximately $0.4 million, $0.7 million and $0.4 million during fiscal years 2015, 2014 and 2013, respectively.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Legal Proceedings

The Company is involved in various pending or potential legal actions in the ordinary course of its business. Management is unable to predict the ultimate outcome of these actions, because of the inherent uncertainty of litigation. However, management believes that the most probable, ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

18. Supplemental Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2015	2014	2013
Cash paid for:
Interest	$286	$438	$119
Income taxes	638	15,163	29,837
Noncash investing and financing activities:
Inventory transferred to rental equipment	5,013	10,742	4,902
Inventory transferred to property, plant and equipment	98	—	—
Settlement of note receivable in connection with return of rental equipment	2,588	—	—
Prepaid assets transferred to property, plant and equipment	4,219	—	—

19. Segment and Geographic Information

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

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following tables summarize the Company’s segment information:

	YEAR ENDED SEPTEMBER 30,
	2015	2014	2013
Revenue:
Seismic	$60,565	$214,946	$275,201
Non-Seismic	23,758	21,420	24,578
Corporate	544	546	828
Total	84,867	236,912	300,607
Income (loss) from operations:
Seismic	(42,732)	65,159	110,118
Non-Seismic	3,031	2,733	3,344
Corporate	(12,854)	(14,093)	(12,235)
Total	(52,555)	53,799	101,227
Depreciation, amortization, goodwill impairment and stock-based compensation expenses:
Seismic	23,696	19,925	11,207
Non-Seismic	505	468	289
Corporate	1,728	1,500	1,277
Total	25,929	21,893	12,773
Interest income:
Seismic	280	74	781
Non-Seismic	7	5	2
Corporate	140	44	97
Total	427	123	880
Interest expense:
Seismic	—	—	141
Non-Seismic	—	—	—
Corporate	229	471	119
Total	229	471	260

The Company’s manufacturing operations for its Seismic and Non-Seismic business segments are combined. Therefore, the Company does not segregate and report separate balance sheet accounts for these segments. As a result, the Company does not report business segment balance sheet information.

“Corporate” revenue consists of rental revenue earned from an operating lease of a surplus building located in Houston, Texas. “Corporate” loss from operations primarily consists of the Company’s Houston headquarter general and administrative expenses.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The Company generates revenue from product sales and rentals from its subsidiaries located in the United States, Canada, Colombia, the Russian Federation and the United Kingdom. Revenue information for the Company is as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2015	2014	2013
United States	$77,487	$230,818	$300,131
Canada	4,796	39,064	39,415
Colombia	609	3,222	608
Russian Federation	5,554	14,048	10,758
United Kingdom	2,644	2,229	2,021
Eliminations	(6,223)	(52,469)	(52,326)
	$84,867	$236,912	$300,607

A summary of revenue by geographic area for fiscal years 2015, 2014 and 2013 is as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2015	2014	2013
Asia (excluding Middle East)	$8,755	$5,028	$8,789
Canada	2,298	42,632	74,839
Europe	13,672	71,713	115,226
Middle East	2,024	7,550	2,385
United States	50,101	96,380	88,512
Other	8,017	13,609	10,856
	$84,867	$236,912	$300,607

Revenue is attributed to countries based on the ultimate destination of the product sold, if known. If the ultimate destination is not known, revenue is attributed to countries based on the geographic location of the initial shipment.

Long-lived assets were as follows (in thousands):

	AS OF SEPTEMBER 30,
	2015	2014
United States	$70,170	$63,369
Canada	19,323	32,270
Colombia	9,227	12,122
Russian Federation	1,215	2,549
United Kingdom	502	579
China	14	14
	$100,451	$110,903

Amounts in the above table consist of non-current assets.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

20. Selected Quarterly Information (Unaudited):

The following table represents summarized data for each of the quarters in fiscal years 2015 and 2014 (in thousands, except per share amounts):

	2015
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenue	$16,008	$19,751	$27,942	$21,166
Gross profit (loss)	(9,289)	(3,306)	1,416	(21)
Loss from operations	(21,667)	(12,451)	(8,549)	(9,888)
Other income (expense), net	1,180	(489)	584	1,446
Net loss	(13,450)	(8,564)	(5,182)	(5,445)
Basic loss per share	$(1.03)	$(0.66)	$(0.40)	$(0.41)
Diluted loss per share	$(1.03)	$(0.66)	$(0.40)	$(0.41)

	2014
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenue	$26,285	$40,728	$68,551	$101,348
Gross profit	6,089	15,376	27,903	47,091
Income (loss) from operations	(3,282)	5,458	15,956	35,667
Other income (expense), net	10	(129)	11	(148)
Net income (loss)	(1,833)	3,752	10,816	24,176
Basic earnings (loss) per share	$(0.14)	$0.29	$0.83	$1.86
Diluted earnings (loss) per share	$(0.14)	$0.29	$0.82	$1.85

Schedule II

Geospace Technologies Corporation and Subsidiaries

Valuation and Qualifying Accounts

(In thousands)

	Balance at Beginning of Period	Charged to Costs And Expenses	Charged to Other Assets	(Deductions) And Additions	Balance at End of Period
Year ended September 30, 2015
Allowance for doubtful accounts on accounts and notes receivable	$1,125	$2,147	$—	$(756)	$2,516
Year ended September 30, 2014
Allowance for doubtful accounts on accounts and notes receivable	376	833	—	(84)	1,125
Year ended September 30, 2013
Allowance for doubtful accounts on accounts and notes receivable	280	457	—	(361)	376

	Balance at Beginning of Period	Charged to Costs And Expenses	Charged to Other Assets	(Deductions) And Additions	Balance at End of Period
Year ended September 30, 2015
Inventory obsolescence reserve	$7,764	$3,887	$—	$(4,976)	$6,675
Year ended September 30, 2014
Inventory obsolescence reserve	6,932	2,617	—	(1,785)	7,764
Year ended September 30, 2013
Inventory obsolescence reserve	9,324	187	—	(2,579)	6,932