Form 10-Q
period 2015-12-31
GEOSPACE TECHNOLOGIES CORP
filed 2016-02-04
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended December 31, 2015 OR

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

Yes    No    X

There were 13,328,066 shares of the Registrant’s Common Stock outstanding as of the close of business on January 31, 2016.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	December 31, 2015	September 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$17,425	$22,314
Short-term investments	19,562	18,112
Trade accounts receivable, net	7,083	12,693
Current portion of notes receivable	1,296	2,004
Income tax receivable	25,252	17,369
Inventories, net	120,250	124,800
Prepaid expenses and other current assets	1,997	1,295
Total current assets	192,865	198,587
Rental equipment, net	42,964	46,036
Property, plant and equipment, net	47,961	48,709
Deferred income tax assets	23	4,554
Non-current notes receivable	1,949	1,516
Prepaid income taxes	3,697	4,095
Other assets	140	95
Total assets	$289,599	$303,592
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable trade	$2,093	$4,077
Accrued expenses and other current liabilities	9,723	9,679
Deferred revenue	63	165
Income tax payable	20	3
Total current liabilities	11,899	13,924
Deferred income tax liabilities	494	44
Total liabilities	12,393	13,968
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock	—	—
Common stock	133	131
Additional paid-in capital	74,030	74,160
Retained earnings	217,236	228,278
Accumulated other comprehensive loss	(14,193)	(12,945)
Total stockholders’ equity	277,206	289,624
Total liabilities and stockholders’ equity	$289,599	$303,592

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended
	December 31, 2015	December 31, 2014
Revenue:
Products	$11,752	$18,463
Rental equipment	1,385	2,703
Total revenue	13,137	21,166
Cost of revenue:
Products	15,444	18,613
Rental equipment	4,095	2,574
Total cost of revenue	19,539	21,187
Gross profit (loss)	(6,402)	(21)
Operating expenses:
Selling, general and administrative expenses	5,574	5,869
Research and development expenses	3,605	3,301
Bad debt expense (recovery)	(889)	697
Total operating expenses	8,290	9,867
Loss from operations	(14,692)	(9,888)
Other income (expense):
Interest expense	(7)	(112)
Interest income	106	59
Foreign exchange gains (losses)	(10)	1,589
Other, net	(16)	(90)
Total other income, net	73	1,446
Loss before income taxes	(14,619)	(8,442)
Income tax benefit	(3,577)	(2,997)
Net loss	$(11,042)	$(5,445)
Loss per common share:
Basic	$(0.85)	$(0.41)
Diluted	$(0.85)	$(0.41)
Weighted average common shares outstanding:
Basic	13,024,579	12,977,913
Diluted	13,024,579	12,977,913

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended
	December 31, 2015	December 31, 2014
Net loss	$(11,042)	$(5,445)
Other comprehensive loss:
Change in unrealized losses on available-for-sale securities, net of tax	(26)	(2)
Foreign currency translation adjustments	(1,222)	(2,652)
Total other comprehensive loss	(1,248)	(2,654)
Total comprehensive loss	$(12,290)	$(8,099)

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	December 31, 2015	December 31, 2014
Cash flows from operating activities:
Net loss	$(11,042)	$(5,445)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income tax expense (benefit)	4,926	(702)
Depreciation expense	4,810	3,933
Accretion of discounts on short-term-investments	44	57
Stock-based compensation expense	1,185	1,220
Bad debt expense (recovery)	(889)	697
Inventory obsolescence expense	2,294	777
Gross (profit) loss from sale of used rental equipment	(4)	5
Realized loss on short-term investments	1	—
Excess tax expense from stock-based compensation	(1,313)	(1,051)
Effects of changes in operating assets and liabilities:
Trade accounts and notes receivable	6,708	10,099
Income tax receivable	(7,883)	(3,526)
Inventories	2,078	(3,953)
Prepaid expenses and other current assets	(717)	855
Prepaid income taxes	398	452
Accounts payable trade	(1,975)	794
Accrued expenses and other	(901)	(6,766)
Deferred revenue	(99)	(163)
Income taxes payable	19	257
Net cash used in operating activities	(2,360)	(2,460)
Cash flows from investing activities:
Purchase of property, plant and equipment	(679)	(1,147)
Investment in rental equipment	(135)	(29)
Proceeds from the sale of used rental equipment	35	244
Purchases of short-term investments	(4,902)	(1,550)
Proceeds from the sale of short-term investments	3,370	1,715
Net cash used in investing activities	(2,311)	(767)
Effect of exchange rate changes on cash	(218)	160
Decrease in cash and cash equivalents	(4,889)	(3,067)
Cash and cash equivalents, beginning of fiscal year	22,314	33,357
Cash and cash equivalents, end of fiscal period	$17,425	$30,290

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet of Geospace Technologies Corporation and its subsidiaries (the “Company”) at September 30, 2015 was derived from the Company’s audited consolidated financial statements at that date.  The consolidated balance sheet at December 31, 2015 and the consolidated statements of operations, comprehensive loss and cash flows for the three months ended December 31, 2015 and 2014 were prepared by the Company without audit.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows were made.  The results of operations for the three months ended December 31, 2015 are not necessarily indicative of the operating results for a full year or of future operations.

Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America were omitted pursuant to the rules of the Securities and Exchange Commission.  The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended September 30, 2015.

Reclassifications

Certain amounts previously presented in the consolidated financial statements have been reclassified to conform to the current year presentation.  During the three months ended December 31, 2015, the Company elected to early adopt Financial Accounting Standards Board (“FASB”), Accounting Standards Update (“ASU”) 2015-17-Income Taxes (Topic 740) requiring all deferred tax assets and liabilities to be classified as non-current on the balance sheet.  The purpose of this adoption was to simplify the presentation of deferred income taxes.  The accompanying balance sheet as of September 30, 2015 has been retrospectively adjusted to reflect the adoption of this standard.  The effect of the adjustment at September 30, 2015 was a $6.4 million decrease in current assets, a $10,000 decrease in current liabilities, a $3.0 million increase in non-current deferred tax assets and a $3.4 million decrease in non-current deferred tax liabilities.  Such reclassification had no effect on net loss, stockholders’ equity or cash flows.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The Company considers many factors in selecting appropriate operational and financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements.  The Company continually evaluates its estimates, including those related to bad debt reserves, inventory obsolescence reserves, self-insurance reserves, product warranty reserves, impairment of long-lived assets and deferred income tax assets.  The Company bases its estimates on historical experience and various other factors that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different conditions or assumptions.

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

Impairment of Long-lived Assets

The Company’s long-lived assets are reviewed for impairment whenever an event or change in circumstances indicates the carrying amount of an asset or group of assets may not be recoverable. The impairment review, if necessary, includes a comparison of expected future cash flows (undiscounted and without interest charges) to be generated by an asset group with the associated carrying value of the related assets.  If the carrying value of the asset group exceeds the expected future cash flows, an impairment loss is recognized to the extent that the carrying value of the asset group exceeds its fair value.  At December 31, 2015, management reviewed the recoverability of the carrying value of the Company’s long-lived assets based on future undiscounted cash flows and determined that no such impairment of these assets was necessary as the expected future cash flows exceeded the carrying value of the assets.

Revenue Recognition – Products and Services

The Company primarily derives revenue from the sale of its manufactured products, including revenue derived from the sale of its manufactured rental equipment.  In addition, the Company generates revenue from the short-term rental under operating leases of its manufactured products.  The Company recognizes revenue from product sales, including the sale of used rental equipment, when (i) title passes to the customer, (ii) the customer assumes the risks and rewards of ownership, (iii) the product sales price has been determined, (iv) collectability of the sales price is reasonably assured, and (v) product delivery occurs as directed by the customer.  Except for certain of the Company’s reservoir characterization products, the Company’s products are generally sold without any customer acceptance provisions and the Company’s standard terms of sale do not allow customers to return products for credit.  The Company recognizes rental revenue as earned over the rental period.  Rentals of the Company’s equipment generally range from daily rentals to rental periods of up to six months or longer.  Revenue from engineering services are recognized as services are rendered over the duration of a project, or as billed on a per hour basis.  Field service revenue are recognized when services are rendered and are generally priced on a per day rate.

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

Changes in the warranty reserve are reflected in the following table (in thousands):

Balance at October 1, 2015	$2,326
Accruals for warranties issued during the period	201
Settlements made (in cash or in kind) during the period	(1,428)
Balance at December 31, 2015	$1,099

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued guidance requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as non-current on the balance sheet. The classification change for all

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

deferred taxes as non-current simplifies entities’ processes as it eliminates the need to separately identify the net current and net non-current deferred tax asset or liability in each jurisdiction and allocate valuation allowances.  The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. The guidance can be applied retrospectively or prospectively and early adoption is permitted.  The Company elected to retrospectively adopt the accounting standard in our first quarter of fiscal 2016.  Prior periods in our consolidated financial statements were retrospectively adjusted.

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

In August 2014, the FASB issued guidance requiring management to evaluate whether there are conditions and events that raise substantial doubt about the entity's ability to continue as a going concern and to provide disclosures in certain circumstances.  The new guidance was issued to reduce diversity in the timing and content of footnote disclosures. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2016.  The Company will continue to evaluate any significant impacts of this guidance on consolidated financial statement disclosures.

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

2.	Short-term Investments

	AS OF DECEMBER 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate bonds	$15,977	$—	$(34)	$15,943
Government bonds	3,629	—	(10)	3,619
Total	$19,606	$—	$(44)	$19,562

	AS OF SEPTEMBER 30, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate bonds	$15,166	$—	$(5)	$15,161
Government bonds	2,948	3	—	2,951
Total	$18,114	$3	$(5)	$18,112

Accumulated other comprehensive loss on the consolidated balance sheets at December 31, 2015 and September 30, 2015 included unrealized losses (net of tax) of $29,000 and $3,000, respectively.

3.	Derivative Financial Instruments

At December 31, 2015 and September 30, 2015, the Company’s Canadian subsidiary had $28.3 million and $28.1 million, respectively, of Canadian dollar denominated intercompany accounts payable owed to one of the Company’s U.S. subsidiaries.  In

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

order to mitigate its exposure to movements in foreign currency rates between the U.S. dollar and Canadian dollar, the Company routinely enters into foreign currency forward contracts to hedge a portion of its exposure to changes in the value of the Canadian dollar.  Approximately $2.1 million of these Canadian dollar denominated intercompany accounts payable are considered by management to be of a short-term nature whereby the appreciation or devaluation of the Canadian dollar against the U.S. dollar will result in a gain or loss, respectively, to the consolidated statement of operations.  The Company considers the remaining $26.2 million Canadian dollar denominated intercompany accounts payable to be of a long-term nature and whereby settlement is not planned or anticipated in the foreseeable future; therefore, any resulting foreign exchange gains and losses are reported in the consolidated balance sheets as a component of other comprehensive income in accordance with ASC 830 “Foreign Currency Matters”.  In December 2015, the Company entered into a $2.0 million 90-day hedge contract with a United States bank to hedge its short-term Canadian dollar foreign exchange rate exposure.  This contract reduces the impact on cash flows from movements in the Canadian dollar/U.S. dollar currency exchange rate, but has not been designated as a hedge for accounting purposes.  At December 31, 2015, the Company had an accrued unrealized foreign exchange loss of $8,000 under this contract.

The following table summarizes the gross fair value of all derivative instruments, which are not designated as hedging instruments and their location in the consolidated balance sheets (in thousands):

Derivative Instrument	Location	DECEMBER 31, 2015	SEPTEMBER 30, 2015
Foreign Currency Forward Contracts	Accrued Expenses and Other Current Liabilities	$8	$18

The following table summarizes the Company’s gains on derivative instruments in the consolidated statements of operations for the three month periods ended December 31, 2015 and 2014 (in thousands):

Derivative Instrument	Location of Gain on Derivative Instrument	DECEMBER 31, 2015	DECEMBER 31, 2014
Foreign Currency Forward Contracts	Other Income (Expense)	$116	$925

Amounts in the above table include realized and unrealized derivative gains and losses.

4.	Fair Value of Financial Instruments

At December 31, 2015, the Company’s financial instruments included cash and cash equivalents, short-term investments, foreign currency forward contract, trade and notes receivables and accounts payable.  Due to the short-term maturities of cash and cash equivalents, trade and other receivables and accounts payable, the carrying amounts approximate fair value on the respective balance sheet dates.

The Company measures its short-term investments and derivative instruments at fair value on a recurring basis.  The fair value measurement of the Company’s short-term investments and derivative instruments was determined using the following inputs (in thousands):

	AS OF DECEMBER 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)
Short-term investments:
Corporate bonds	$15,943	$15,943	$—	$—
Government bonds	3,619	3,619	—	—
Foreign currency forward contract	(8)	—	(8)	—
Total	$19,554	$19,562	$(8)	$—

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	AS OF SEPTEMBER 30, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)
Short-term investments:
Corporate bonds	$15,161	$15,161	$—	$—
Government bonds	2,951	2,951	—	—
Foreign currency forward contract	(18)	—	(18)	—
Total	$18,094	$18,112	$(18)	$—

The Company applies fair value techniques on a non-recurring basis in evaluating potential impairment losses related to long-lived assets.

5.	Accounts and Notes Receivable

Current trade accounts are reflected in the following table (in thousands):

	DECEMBER 31, 2015	SEPTEMBER 30, 2015
Trade accounts receivable	$8,451	$15,209
Allowance for doubtful accounts	(1,368)	(2,516)
	$7,083	$12,693

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

Notes receivable, net are reflected in the following table (in thousands):

	DECEMBER 31, 2015	SEPTEMBER 30, 2015
Notes receivable	$3,245	$3,520
Allowance for doubtful notes	—	—
	3,245	3,520
Less current portion	1,296	2,004
Non-current notes receivable	$1,949	$1,516

6.	Inventories

Inventories consist of the following (in thousands):

	DECEMBER 31, 2015	SEPTEMBER 30, 2015
Finished goods	$52,758	$55,074
Work in process	2,183	5,632
Raw material	72,802	70,769
Obsolescence reserve	(7,493)	(6,675)
	$120,250	$124,800

During the three months ended December 31, 2015 and 2014, the Company made non-cash inventory transfers of $0.1 million and $0.1 million, respectively, to its rental equipment fleet.  Raw materials include semi-finished goods and component parts totaling $49.5 million and $48.4 million, respectively, at December 31, 2015 and September 30, 2015.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7.	Long-Term Debt

The Company had no long-term debt outstanding at December 31, 2015 and September 30, 2015.

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

On May 4, 2015, the Company amended the Credit Agreement which reduced its borrowing availability to $30.0 million with amounts available for borrowing determined by a borrowing base.  Under the amendments to the Credit Agreement, the borrowing base is determined based upon certain of the Company’s and its U.S. subsidiaries’ assets which include (i) 80% of certain accounts receivable plus (ii) 50% of certain notes receivable (such result not to exceed $10 million) plus (iii) 25% of certain inventories (excluding work-in-process inventories).  As of December 31, 2015, the Company’s borrowing base was $34.3 million resulting in borrowing availability of $30.0 million less any outstanding letters of credit.  Borrowings under the Credit Agreement as amended are secured by substantially all of the Company’s assets.  In addition, the Company’s domestic subsidiaries have guaranteed the obligations of the Company under the Credit Agreement and such subsidiaries have secured their obligations under such guarantees by the pledge of substantially all of the assets of such subsidiaries.  The Credit Agreement as amended expires on May 4, 2018 and all borrowed funds are due and payable at that time.  The Company is required to make monthly interest payments on borrowed funds.  The Credit Agreement as amended limits the incurrence of additional indebtedness, requires the maintenance of a single financial ratio that compares certain of the Company’s assets to certain of its liabilities, restricts the Company and its subsidiaries’ ability to pay cash dividends and contains other covenants customary in agreements of this type.  The interest rate for borrowings under the Credit Agreement as amended is based on the Wall Street Journal prime rate, which was 3.50% at December 31, 2015.

At December 31, 2015, the Company was in compliance with all covenants under the Credit Agreement.  At December 31, 2015, the Company had standby letters of credit outstanding in the amount of $136,000.

8.	Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following (in thousands):

	Unrealized Losses on Available-for- Sale Securities	Foreign Currency Translation Adjustments	Total
Balance at October 1, 2015	$(3)	$(12,942)	$(12,945)
Changes in unrealized losses on available-for-sale securities (net of tax)	(26)	—	(26)
Foreign currency translation adjustments	—	(1,222)	(1,222)
Balance at December 31, 2015	$(29)	$(14,164)	$(14,193)

9.	Stock-Based Compensation

During the three months ended December 31, 2015, the Company issued 181,400 shares of restricted stock under its 2014 Long Term Incentive Plan, as amended (the “Plan”).  The fair value of the restricted stock on the date of grant was $14.87 per share.  The unrecognized compensation cost on the date of grant related to these awards was $2.7 million and will be charged to expense over the next four years as the restrictions lapse.  Compensation expense for restricted stock awards was determined based on the closing market price of the Company’s stock on the date of grant applied to the total number of shares that are anticipated to fully vest.  Recipients of restricted stock awards are entitled to vote such shares and are entitled to dividends, if paid.

During the three months ended December 31, 2015, the Company also issued 69,300 nonqualified stock options under the Plan.  The options issued are based upon three tiers, each with separate market and service based vesting conditions.  Market based vesting conditions are based on achieving a specified market return on the Company’s stock price.  Compensation expense for the nonqualified stock option awards was determined based on a Monte Carlo simulation, which incorporates the possibility that the market conditions may not be satisfied.   The weighted average grant date fair value of the options issued was determined to be $5.96

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

per option, with unrecognized compensation costs related to the awards of $0.4 million.  The compensation costs will be charged to expense over the requisite service period of the options, ranging from 18 to 36 months.

As of December 31, 2015, the Company had unrecognized compensation expense of $10.8 million relating to restricted stock awards which is expected to be recognized over a weighted average period of 3.2 years.  In addition, the Company had $0.4 million of unrecognized compensation expense related to nonqualified stock option awards which is expected to be recognized over a weighted average period of 2.1 years.

As of December 31, 2015, a total of 280,150 shares of restricted stock and 159,000 nonqualified stock options shares were outstanding.

10.	Loss Per Common Share

The Company applies the two-class method in calculating per share data.  The following table summarizes the calculation of net loss and weighted average common shares and common equivalent shares outstanding for purposes of the computation of loss per share (in thousands, except share and per share data):

	Three Months Ended
	December 31, 2015	December 31, 2014
Net loss	$(11,042)	$(5,445)
Less: Income allocable to unvested restricted stock	—	70
Loss available to common shareholders	(11,042)	(5,375)
Reallocation of participating earnings	—	—
Loss attributable to common shareholders for diluted earnings per share	$(11,042)	$(5,375)
Weighted average number of common share equivalents:
Common shares used in basic loss per share	13,024,579	12,977,913
Common share equivalents outstanding related to stock options	—	—
Total weighted average common shares and common share equivalents used in diluted loss per share	13,024,579	12,977,913
Loss per share:
Basic	$(0.85)	$(0.41)
Diluted	$(0.85)	$(0.41)

For the calculation of diluted loss per share for the three months ended December 31, 2015 and 2014, 159,000 stock options and 89,700 stock options, respectively, were excluded in the calculation of weighted average shares outstanding as a result of their impact being antidilutive.

11.	Commitments and Contingencies

The Company is involved in various pending or potential legal actions in the ordinary course of our business. Management is unable to predict the ultimate outcome of these actions, because of the inherent uncertainty of litigation.  Management is not aware of any material pending or known to be contemplated legal or government proceedings against the Company.

12.	Segment Information

The Company reports and evaluates financial information for two segments:  Seismic and Non-Seismic. Seismic product lines include: land and marine wireless data acquisition systems, permanent land and seabed reservoir monitoring products and services, geophones and geophone strings, hydrophones, leader wire, connectors, telemetry cables, marine streamer retrieval and steering devices and various other products.  The Non-Seismic product lines include: thermal imaging products and industrial products.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table summarizes the Company’s segment information (in thousands):

	Three Months Ended
	December 31, 2015	December 31, 2014
Revenue:
Seismic	$7,574	$15,593
Non-Seismic	5,433	5,431
Corporate	130	142
Total	13,137	21,166
Income (loss) from operations:
Seismic	(12,135)	(7,385)
Non-Seismic	562	858
Corporate	(3,119)	(3,361)
Total	$(14,692)	$(9,888)

13.	Income Taxes

The Company’s effective tax rates for the three months ended December 31, 2015 and 2014 were (24.5)% and (35.5)%, respectively.  The United States statutory rate for the same periods was 35%.  The lower effective tax rate for the period ended December 31, 2015 primarily resulted from the recording of a valuation allowance against the Company’s Canadian subsidiary’s net deferred tax assets.

As of December 31, 2015, the Company’s Canadian subsidiary had a tax net operating loss carry-forward (“NOL”) of approximately $9.9 million.  The Company, using the “more likely than not” criteria, has determined that its Canadian subsidiary will not likely be able to utilize this NOL to offset future taxable income.  Therefore, the Company recorded a valuation allowance during the three months ended December 31, 2015 to fully offset the value of its Canadian deferred tax assets.

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

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein, if any, contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “intend”, “expect”, “plan”, “budget”, “forecast”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue”, “evaluating” or similar words.  Statements that contain these words should be read carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other forward-looking information.  Examples of forward-looking statements include, among others, statements that we make regarding our expected operating results, the adoption and sale of our products in various geographic regions, anticipated levels of capital expenditures and the sources of funding therefore, and our strategy for growth, product development, market position, financial results and reserves.  These forward-looking statements reflect our best judgment about future events and trends based on the information currently available to us.  However, there will likely be events in the future that we are not able to predict or control.  The factors listed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, as well as other cautionary language in such Annual Report and this Quarterly Report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.  The occurrence of the events described in these risk factors and elsewhere in this Quarterly Report on Form 10-Q could have a material adverse effect on our business, results of operations and financial position, and actual events and results of operations may vary materially from our current expectations.  We assume no obligation to revise or update any forward-looking statement, whether written or oral, that we may make from time to time, whether as a result of new information, future developments or otherwise.

Business Overview

Geospace Technologies Corporation is a Texas corporation originally incorporated in Delaware on September 27, 1994.  Unless otherwise specified, the discussion in this Quarterly Report on Form 10-Q refers to Geospace Technologies Corporation and its subsidiaries.

We design and manufacture instruments and equipment used in the acquisition and processing of seismic data as well as in the characterization and monitoring of producing oil and gas reservoirs.  Demand for our products has been, and will likely continue to be, vulnerable to downturns in the economy and the oil and gas industry in general.  For more information, please refer to the risks discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

We have engaged in the seismic instrument and equipment business since 1980 and market our products primarily to the oil and gas industry.  We also design, manufacture and distribute non-seismic equipment including thermal imaging equipment and industrial products.  We report and categorize our customers and products into two different segments: Seismic and Non-Seismic.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”).  Our SEC filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov.  You may also read and copy any document we file at the SEC’s public reference room at 100 F Street, NE, Washington, DC 20549.  Please call the SEC at 1-800-SEC-0330 for further information on their public reference room.  Our SEC filings are also available to the public on our website at http://www.geospace.com.  From time to time, we may post investor presentations on our website under the “Investor Relations” tab.  Please note that information contained on our website, whether currently posted or posted in the future, is not a part of this Quarterly Report on Form 10-Q or the documents incorporated by reference in this Quarterly Report on Form 10-Q.

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

Wireless Products

We have developed a land-based wireless (or nodal) seismic data acquisition system called the GSX.  Each GSX station operates independently and therefore can be deployed in virtually unlimited channel configurations.  Rather than utilizing interconnecting cables as required by most traditional land data acquisition systems, each GSX station operates as an independent data collection system.  As a result, our GSX system requires less maintenance, which we believe allows our customers to operate more effectively and efficiently because of its reduced environmental impact, lower weight and ease of operation.  Our GSX system is designed into configurations ranging from one to four channels per station.  Since its introduction in 2008 and through December 31, 2015, we have sold 332,000 GSX channels and we have 130,000 GSX channels in our rental fleet.  We do not expect to expand our GSX rental fleet in the foreseeable future.

We have also developed a marine-based wireless seismic data acquisition system called the OBX.  Similar to our GSX land-based wireless system, the marine OBX system can be deployed in virtually unlimited channel configurations and does not require interconnecting cables between each station.  Our deep water versions of the OBX system can be deployed in depths of up to 3,450 meters.  Through December 31, 2015, we have sold 460 OBX stations and we have 4,400 OBX stations in our rental fleet.  We expect to make additional investments in our OBX rental fleet in fiscal year 2016 as a result of a recent rental agreement executed with an international seismic contractor requiring the use of 5,000 OBX stations.

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

We have not delivered nor did we receive orders for any permanent reservoir monitoring systems during fiscal year 2015 or during the first three months of fiscal year 2016.

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

Our non-seismic products include thermal imaging products targeted at the commercial graphics industry as well as various industrial products including (i) sensors and tools for vibration monitoring, mine safety application and earthquake detection, (ii) cables for power and communication for the offshore oil and gas and offshore construction industries, and (iii) water meter cables and other specialty cable and connector products.

Consolidated Results of Operations

We report and evaluate financial information for two segments: Seismic and Non-Seismic.  Summary financial data by business segment follows (in thousands):

	Three Months Ended
	December 31, 2015	December 31, 2014
Seismic
Traditional exploration product revenue	$4,987	$7,721
Wireless exploration product revenue	1,890	5,694
Reservoir product revenue	697	2,178
Total revenue	7,574	15,593
Operating loss	(12,135)	(7,385)
Non-Seismic
Revenue	5,433	5,431
Operating income	562	858
Corporate
Revenue	130	142
Operating loss	(3,119)	(3,361)
Consolidated Totals
Revenue	13,137	21,166
Operating loss	(14,692)	(9,888)

Overview

Early in calendar year 2014, we began to experience a softening in the demand for our seismic exploration products, particularly in North America, as capital budgets for oil and gas producers were trending away from exploration-focused activities toward production and exploitation activities.  During this period oil production in North America’s unconventional shale reservoirs increased, as did oil production from non-OPEC countries, resulting in an oversupply of crude oil in the world market.  Market prices for a barrel of crude oil declined from over $100 in July 2014 to less than $30 in January 2016.  With the decline in oil and natural gas prices, many exploration and production companies experienced a significant reduction in cash flows resulting in sharp reductions in their capital spending budgets for oil and gas exploration activities, including seismic activities.  In addition, we have not received any orders for permanent reservoir monitoring systems since the Statoil order was completed in our fiscal year 2014.  We expect sales of our seismic products, and in particular our traditional and wireless products, to be remain low until crude oil prices stabilize and exploration-focused industry conditions improve. We expect these challenging industry conditions to negatively impact the demand for our seismic products throughout fiscal year 2016.

In January 2016, in light of the decrease in demand for our seismic products, we initiated a program to further reduce our operating costs.  The program, which is expected to be substantially completed by the end of our second fiscal quarter ending March 31, 2016, is expected to produce approximately $7 million of annualized cash savings in addition to savings expected to result from cost-saving measures implemented in the first fiscal quarter ended December 31, 2015.  The majority of savings will be realized through a reduction of over 150 employees from our Houston-area workforce.  In connection with the workforce reduction, the Company expects to incur $0.9 million of termination costs in its second fiscal quarter ending March 31, 2016.  Additional cost savings will be realized through a facility consolidation as well as expense reductions in other areas.

Three months ended December 31, 2015 compared to the three months ended December 31, 2014

Consolidated revenue for the three months ended December 31, 2015 decreased $8.0 million, or 37.9%, from the corresponding period of the prior fiscal year. The decrease in revenue was primarily attributable to substantially lower product demand in our seismic business segment driven by the substantial decline in oil and gas prices.

Consolidated gross profit (loss) for the three months ended December 31, 2015 was ($6.4) million, compared to ($21,000) for the corresponding period of prior fiscal year.   The increase in gross profit (loss) was caused by a number of factors, including (i) significantly lower seismic product revenue, (ii) unabsorbed fixed manufacturing costs due to lower factory utilization, (iii) fixed depreciation expenses from our rental equipment during periods of lower rental equipment utilization, (iv) a sales mix containing a concentration of significantly lower-margin products caused by a substantial reduction in revenue from our wireless and reservoir products, and (v) increased inventory obsolescence expenses due to higher levels of slow-moving inventories.  We expect our seismic product gross margins to be lower throughout fiscal year 2016 due to expected lower manufacturing activity due to reduced product demand.

In light of current market conditions, we have evaluated the level of our inventories at December 31, 2015 and have determined that our inventory balances far exceed levels considered appropriate for our expected level of product demand, although we expect inventory levels to continue to decline slowly throughout fiscal year 2016.  During such periods of excessive inventory levels, our policy has been, and will continue to be, to record higher obsolescence expense in our consolidated income statement as we experience reduced levels of inventory turnover and as our inventories continue to age.  In this regard, we expect significantly higher levels of inventory obsolescence expense during fiscal year 2016 as compared to recent fiscal years.

Consolidated operating expenses for the three months ended December 31, 2015 decreased $1.6 million, or 16.0%, from the corresponding period of the prior fiscal year.  The decrease in operating expenses was primarily due to the collection of past due accounts receivable from a seismic customer, which resulted in a bad debt recovery of $0.9 million in the first quarter ended December 31, 2015 compared to a bad debt expense of $0.7 million from the corresponding period of the prior year.

Consolidated other income for the three months ended December 31, 2015 decreased $1.4 million, or 94.0%, from the corresponding period of the prior fiscal year.  The decrease in other income primarily resulted from a decrease in foreign exchange gains attributable to U.S. dollar deposits held by our Russian subsidiary.

Our effective tax rates for the three months ended December 31, 2015 and 2014 were (24.5)% and (35.5)%, respectively.  The United States statutory rate for the same periods was 35%.  The lower effective tax rate for the period ended December 31, 2015 primarily resulted from the recording of a valuation allowance against our Canadian subsidiary’s net deferred tax assets.

As of December 31, 2015, our Canadian subsidiary had a tax net operating loss carry-forward (“NOL”) of approximately $9.9 million.  We determined, using the “more likely than not” criteria, that our Canadian subsidiary will not likely be able to utilize this NOL to offset future taxable income.  Therefore, we recorded a valuation allowance during the three months ended December 31, 2015 to fully offset the value of our Canadian deferred tax assets.

Seismic Products

Revenue

Revenue from our seismic products for the three months ended December 31, 2015 decreased $8.0 million, or 51.4%, from the corresponding period of the prior fiscal year. In each of the product groups below, the decline in revenue resulted from lower demand for our seismic products due to the deterioration of industry conditions brought about by the substantial decline in oil and gas prices.  The components of this decrease include the following:

•

Traditional Exploration Product Revenue – For the three months ended December 31, 2015, revenue from our traditional products decreased $2.7 million, or 35.4% from the corresponding period of the prior fiscal year.  The decrease primarily reflects lower demand for our geophone and marine products.

•

Wireless Exploration Product Revenue – For the three months ended December 31, 2015, revenue from our GSX and OBX wireless products decreased by $3.8 million, or 66.8%, from the corresponding period of the prior fiscal year.  These results reflect declines in both product and rental revenue.

•

Reservoir Product Revenue – For the three months ended December 31, 2015, revenue from our reservoir products decreased $1.5 million, or 68.0%, from the corresponding period of the prior fiscal year.  We have not delivered nor did we receive orders for any permanent reservoir monitoring systems during fiscal year 2015 or during the first three months of fiscal year 2016.  We continue to actively market these products to our customers.

During the three months ended December 31, 2015, demand for our seismic products has fallen to historic lows.  Customer orders for our seismic products, especially large orders for our GSX and OBX wireless systems and our seabed permanent reservoir monitoring systems, generally occur irregularly making it difficult for us to predict our sales and production levels each quarter.

Furthermore, product shipping dates are generally determined by our customers and are not at our discretion.  As a result, these factors have caused past sales of our seismic products to be unpredictable, or “lumpy,” and we expect this trend to continue into the future.

Operating Loss

Our operating loss associated with revenue from our seismic products for the three months ended December 31, 2015 increased $4.8 million, or 64.3%, from the corresponding period of the prior year.  The increase in operating loss was due to the substantial decline in our product revenue which, in turn, resulted in a substantially higher cost of revenue (as a percentage of total revenue) due to the factors described above.

Non-Seismic Products

Revenue

Revenue from our non-seismic products for the three months ended December 31, 2015 was $5.4 million, which was unchanged from the corresponding period of the prior fiscal year. Revenue from our industrial products increased $0.6 million for the three months ended December 31, 2015 due to increased demand.  This increase was offset by lower sales of our offshore cable products and thermal imaging products.

Operating Income

Our operating income associated with sales of our non-seismic products for the three months ended December 31, 2015 decreased by $0.3 million, or 34.5%, from the corresponding period of the prior fiscal year.  The decrease in operating income was primarily the result of reduced gross profit margins and, with regard to our offshore and industrial products, increased operating expenses primarily resulting from increased sales commissions.

Liquidity and Capital Resources

At December 31, 2015, we had approximately $17.4 million in cash and cash equivalents and $19.6 million in short-term investments.  For the three months ended December 31, 2015, we used $2.4 million of cash in operating activities.  These uses of cash included (i) our net loss of $11.0 million, (ii) a $7.9 million increase in income tax receivable resulting from our pretax loss, and (iii) a $2.0 million decrease in accounts payable primarily due to declining inventory purchases resulting from reduced product demand.   These uses of cash were partially offset by (i) net non-cash charges of $12.4 million from deferred income taxes, depreciation, accretion, stock-based compensation, inventory obsolescence and bad debts, (ii) a $6.7 million decrease in trade accounts and notes receivable resulting from collections and a decline in revenue, and (iii) a $2.1 million decrease in inventories caused by a drawdown of our excess inventories.

For the three months ended December 31, 2015, we used cash of $2.3 million in investing activities.  These uses of cash included (i) $1.5 million for net purchases of short-term investments, (ii) $0.7 million for additions to our property, plant and equipment, and (iii) $0.1 million to expand our rental equipment fleet primarily for the addition of OBX nodes.   Regarding future investments in our rental fleet, we expect total fiscal year 2016 cash investments to be approximately $2.0 million and additional non-cash transfers from our inventory account of up to $14.0 million pending demand for rental of OBX systems.  We estimate total fiscal year 2016 cash investments in property, plant and equipment will be approximately $3.0 million.  We expect these capital expenditures will be financed from our cash on hand, internal cash flow, or from borrowings under our credit agreement.

For the three months ended December 31, 2015, we had no cash flows from financing activities.   We had no long-term debt outstanding at December 31, 2015.

With the continued decline in oil and natural gas prices, exploration and production companies have experienced a significant reduction in cash flows resulting in sharp reductions in their capital spending budgets for exploration-focused activities, including seismic activities.  As a result, our seismic business segment has experienced a significant decline in product orders and associated revenue, resulting in substantial operating losses and the continued depletion of our cash balances through our first quarter ended December 31, 2015. Due to the uncertainty concerning a recovery of crude oil prices to levels capable of sustaining increased seismic exploration activities, we expect these depressed market conditions to continue through fiscal year 2016.

Our available cash, cash equivalents and short-term investments totaled $37.0 million at December 31, 2015, including $8.1 million of cash and cash equivalents held by our foreign subsidiaries.  We intend to permanently reinvest undistributed earnings of our foreign subsidiaries.  If we were to repatriate the cash held by our foreign subsidiaries, we would be required to accrue and pay income taxes in the United States.

Our credit agreement allows for borrowings of up to $30.0 million with such amounts available for borrowing determined by a borrowing base.  At December 31, 2015, we had no outstanding borrowings under the credit agreement and our borrowing availability under the credit facility was $29.9 million.  At December 31, 2015, we were in compliance with all covenants under the credit agreement and we expect to remain in compliance with all covenants throughout fiscal year 2016.  We currently do not anticipate the need to borrow from the credit agreement during fiscal year 2016; however, we can make no assurance that we will not do so.

As a result of the significant losses we experienced in fiscal year 2015, we expect to receive a $19.4 million income tax refund from the U.S. Department of Treasury in March or April of 2016.  We believe the combination of this cash refund, together with expected cash proceeds from executed rental contracts, existing cash balances, short-term investments and available borrowings under the credit agreement, will be sufficient to finance our operating losses and planned capital expenditures for the next twelve months.

Critical Accounting Policies

During the three months ended December 31, 2015, there has been no material change to our critical accounting policies discussed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

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

Foreign Currency and Operations Risk

One of our wholly-owned subsidiaries, Geospace Technologies Eurasia, is located in the Russian Federation. In addition, we operate a branch office, Geospace Technologies Sucursal Sudamericana, in Colombia. Our financial results for these entities may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions or changes in the political climate. Our consolidated balance sheet at December 31, 2015 reflected approximately $2.7 million and $0.4 million of foreign currency denominated net working capital related to our Russian and Colombian operations, respectively.  Both of these entities receive a portion of their revenue and pay a majority of their expenses primarily in their local currency. To the extent that transactions of these entities are settled in their local currency, a devaluation of these currencies versus the U.S. dollar could reduce any contribution from these entities to our consolidated results of operations and total comprehensive income as reported in U.S. dollars. We do not hedge the market risk with respect to our operations in these countries; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of such currencies versus U.S. dollars to the extent such disruptions result in any reduced valuation of these foreign entities’ net working capital or future contributions to our consolidated results of operations. At December 31, 2015, the foreign exchange rate for $1.00 (one U.S. dollar) was equal to 73.2 Russian Rubles and 3,214 Colombian Pesos, respectively. If the value of the U.S. dollar were to increase by ten percent against these foreign currencies, our working capital in the Russian Federation and in Colombia would decline by $0.3 million and $39,000, respectively.

Foreign Currency Intercompany Accounts and Notes Receivable

From time to time, we provide access to capital to our foreign subsidiaries through U.S. dollar denominated interest bearing promissory notes.  Such funds are generally used by our foreign subsidiaries to purchase capital assets and for general working capital needs. In addition, we sell products to our foreign subsidiaries on trade credit terms in both U.S. dollars and in the subsidiary’s local currency.  At December 31, 2015, we had outstanding Canadian-dollar denominated intercompany accounts receivable of CAN$28.3 million.  Approximately CAN$2.1 million of these intercompany receivables are considered by management to be of a short-term nature whereby the appreciation or devaluation of the Canadian dollar against the U.S. dollar will result in a gain or loss, respectively, to our consolidated statement of operations.  The Company considers approximately CAN$26.2 million of the intercompany receivable to be of a long-term nature whereby settlement is not planned or anticipated in the foreseeable future; therefore, any resulting foreign exchange gains and losses are reported in the consolidated balance sheets as a component of other comprehensive income in accordance with ASC 830 “Foreign Currency Matters”.  In December 2015, we entered into a CAN$2.0 million 90-day hedge agreement with a United States bank to hedge our short-term Canadian dollar foreign exchange rate exposure, resulting in an under-hedged position of approximately $0.1 million Canadian dollars. To the extent our under-hedged position remains, if the U.S. dollar exchange rate were to strengthen by ten percent against the Canadian dollar, we would recognize a foreign exchange loss of $7,000 U.S. dollars in our consolidated financial statements.

Floating Interest Rate Risk

Our credit agreement contains a floating interest rate which subjects us to the risk of increased interest costs associated with any upward movements in bank market interest rates.   Under our credit agreement our borrowing interest rate is the Wall Street Journal prime rate, which was 3.50% at December 31, 2015.  As of December 31, 2015 and September 30, 2015, there were no borrowings outstanding under our credit agreement.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of December 31, 2015, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Changes in Internal Control over Financial Reporting

We previously reported a material weakness in our internal control over financial reporting.  As of September 30, 2015, we did not maintain effective monitoring and oversight controls concerning our calculation of deferred income taxes in accordance with Accounting Standards Codification 740 (“ASC 740”), Accounting for Income Taxes.  Specifically, we misapplied the guidance of ASC 740 by providing deferred taxes for currency translation adjustments resulting from the consolidation of our foreign subsidiaries whose earnings are deemed to be reinvested indefinitely.  During the fourth quarter of our fiscal year ended September 30, 2015, we determined that no deferred tax assets or liabilities should be recorded for such subsidiaries.  The error resulted in an adjustment to our consolidated balance sheet as of September 30, 2015 and our consolidated statement of comprehensive (loss) for the year ended September 30, 2015, with no impact upon previously reported total assets, revenue, net income (loss), earnings (loss) per share, or cash flows.

The error arising from the underlying deficiency was not material to the financial statements reported in any prior interim or annual periods and, therefore, did not result in a revision to previously filed financial statements.  However, this control deficiency, if not remediated, could have resulted in a material misstatement to our annual or interim consolidated statements that may not have been prevented or detected in a timely manner.  Accordingly, we determined that this control deficiency constituted a material weakness.

To remediate the material weakness described above we have made the following changes in internal controls:

•	We have ceased providing deferred taxes for any foreign subsidiary whose earnings are deemed to be reinvested indefinitely.
•

In December 2015, we engaged RSM US LLP, a third-party public accounting firm with global tax expertise and experience, to review our quarterly federal, state, and foreign tax positions to ensure that we are in compliance with the guidance of ASC 740.

We believe that these measures remediate the material weakness and, therefore, strengthen the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits

The following exhibits are filed with this Report on Form 10-Q.

10.1	Form of Performance Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 20, 2015).

31.1	Certification of the Company's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company's Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company's Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data file.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEOSPACE TECHNOLOGIES CORPORATION

Date:	February 4, 2016	By:	/s/ Walter R. Wheeler
Walter R. Wheeler, President
and Chief Executive Officer
(duly authorized officer)

Date:	February 4, 2016	By:	/s/ Thomas T. McEntire
Thomas T. McEntire, Vice President,
Chief Financial Officer and Secretary
(principal financial officer)