Form 10-Q
period 2016-03-31
GEOSPACE TECHNOLOGIES CORP
filed 2016-05-06
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2016 OR

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

Yes    No    X

There were 13,328,066 shares of the Registrant’s Common Stock outstanding as of the close of business on April 30, 2016.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2016	September 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$28,438	$22,314
Short-term investments	14,898	18,112
Trade accounts receivable, net	8,947	12,693
Current portion of notes receivable	849	2,004
Income tax receivable	7,450	17,369
Inventories, net	114,131	124,800
Prepaid expenses and other current assets	3,876	1,295
Total current assets	178,589	198,587
Rental equipment, net	41,860	46,036
Property, plant and equipment, net	46,593	48,709
Deferred income tax assets	1,796	4,554
Non-current notes receivable	2,352	1,516
Prepaid income taxes	3,382	4,095
Other assets	80	95
Total assets	$274,652	$303,592
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable trade	$1,503	$4,077
Accrued expenses and other current liabilities	5,694	9,679
Deferred revenue	42	165
Income tax payable	71	3
Total current liabilities	7,310	13,924
Deferred income tax liabilities	38	44
Total liabilities	7,348	13,968
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock	—	—
Common stock	133	131
Additional paid-in capital	75,428	74,160
Retained earnings	206,271	228,278
Accumulated other comprehensive loss	(14,528)	(12,945)
Total stockholders’ equity	267,304	289,624
Total liabilities and stockholders’ equity	$274,652	$303,592

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Revenue:
Products	$10,106	$24,833	$21,858	$43,296
Rental equipment	4,825	3,109	6,210	5,812
Total revenue	14,931	27,942	28,068	49,108
Cost of revenue:
Products	14,914	21,402	30,358	40,015
Rental equipment	4,611	5,124	8,706	7,698
Total cost of revenue	19,525	26,526	39,064	47,713
Gross profit (loss)	(4,594)	1,416	(10,996)	1,395
Operating expenses:
Selling, general and administrative expenses	5,617	5,953	11,191	11,822
Research and development expenses	3,510	3,691	7,115	6,992
Bad debt expense (recovery)	266	321	(623)	1,018
Total operating expenses	9,393	9,965	17,683	19,832
Loss from operations	(13,987)	(8,549)	(28,679)	(18,437)
Other income (expense):
Interest expense	(4)	(107)	(11)	(219)
Interest income	62	115	168	174
Foreign exchange gains	679	599	669	2,188
Other, net	(18)	(23)	(34)	(113)
Total other income, net	719	584	792	2,030
Loss before income taxes	(13,268)	(7,965)	(27,887)	(16,407)
Income tax benefit	(2,303)	(2,783)	(5,880)	(5,780)
Net loss	$(10,965)	$(5,182)	$(22,007)	$(10,627)
Loss per common share:
Basic	$(0.84)	$(0.40)	$(1.69)	$(0.82)
Diluted	$(0.84)	$(0.40)	$(1.69)	$(0.82)
Weighted average common shares outstanding:
Basic	13,049,696	13,002,616	13,037,069	12,990,129
Diluted	13,049,696	13,002,616	13,037,069	12,990,129

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Net loss	$(10,965)	$(5,182)	$(22,007)	$(10,627)
Other comprehensive loss
Change in unrealized gains on available-for-sale securities, net of tax	31	23	5	21
Foreign currency translation adjustments	(366)	(1,966)	(1,588)	(4,618)
Total other comprehensive loss	(335)	(1,943)	(1,583)	(4,597)
Total comprehensive loss	$(11,300)	$(7,125)	$(23,590)	$(15,224)

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	March 31, 2016	March 31, 2015
Cash flows from operating activities:
Net loss	$(22,007)	$(10,627)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income expense (benefit)	2,786	(2,338)
Depreciation expense	10,335	10,096
Accretion of discounts on short-term-investments	70	114
Stock-based compensation expense	2,660	2,327
Bad debt expense (recovery)	(623)	1,018
Inventory obsolescence expense	4,201	1,662
Write-down of inventories	617	—
Gross loss (profit) from sale of used rental equipment	60	(1,349)
Gain on disposal of property, plant and equipment	—	(2)
Realized loss on short-term investments	3	—
Excess tax expense from stock-based compensation	(1,390)	(1,065)
Effects of changes in operating assets and liabilities:
Trade accounts and notes receivable	4,599	3,559
Income tax receivable	9,918	(6,287)
Inventories	2,212	3,303
Prepaid expenses and other current assets	(2,608)	4,645
Prepaid income taxes	712	900
Accounts payable trade	(2,567)	(2,064)
Accrued expenses and other	(4,534)	(11,503)
Deferred revenue	(110)	(3,197)
Income taxes payable	73	255
Net cash provided by (used in) operating activities	4,407	(10,553)
Cash flows from investing activities:
Purchase of property, plant and equipment	(822)	(1,418)
Investment in rental equipment	(468)	(1,799)
Proceeds from the sale of used rental equipment	197	3,570
Purchases of short-term investments	(5,602)	(1,875)
Proceeds from the sale of short-term investments	8,753	1,715
Net cash provided by investing activities	2,058	193
Effect of exchange rate changes on cash	(341)	516
Increase (decrease) in cash and cash equivalents	6,124	(9,844)
Cash and cash equivalents, beginning of fiscal year	22,314	33,357
Cash and cash equivalents, end of fiscal period	$28,438	$23,513

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet of Geospace Technologies Corporation and its subsidiaries (the “Company”) at September 30, 2015 was derived from the Company’s audited consolidated financial statements at that date.  The consolidated balance sheet at March 31, 2016 and the consolidated statements of operations and comprehensive loss for the three and six months ended March 31, 2016 and 2015, and the consolidated statements of cash flows for the six months ended March 31, 2016 and 2015 were prepared by the Company without audit.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows were made.  The results of operations for the three and six months ended March 31, 2016 are not necessarily indicative of the operating results for a full year or of future operations.

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

Reclassifications

Certain amounts previously presented in the consolidated financial statements have been reclassified to conform to the current year presentation.  During the three months ended December 31, 2015, the Company elected to early adopt Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2015-17-Income Taxes (Topic 740) requiring all deferred tax assets and liabilities to be classified as non-current on the balance sheet.  The purpose of this adoption was to simplify the presentation of deferred income taxes.  The accompanying balance sheet as of September 30, 2015 has been retrospectively adjusted to reflect the adoption of this standard.  The effect of the adjustment at September 30, 2015 was a $6.4 million decrease in current assets, a $10,000 decrease in current liabilities, a $3.0 million increase in non-current deferred tax assets and a $3.4 million decrease in non-current deferred tax liabilities.  Such reclassification had no effect on our previously reported net loss, stockholders’ equity or cash flows.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amount of assets, liabilities, revenues and expenses reported in the financial statements and accompanying notes.  The Company considers many factors in selecting appropriate operational and financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements.  The Company continually evaluates its estimates, including those related to bad debt reserves, inventory obsolescence reserves, self-insurance reserves, product warranty reserves, impairment of long-lived assets and deferred income tax assets.  The Company bases its estimates on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities which are not readily available from other sources.  Actual results may differ from these estimates under different conditions or assumptions.

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

Impairment of Long-lived Assets

The Company’s long-lived assets are reviewed for impairment whenever an event or change in circumstances indicates the carrying amount of an asset or group of assets may not be recoverable. The impairment review, if necessary, includes a comparison of expected future cash flows (undiscounted and without interest charges) to be generated by an asset group with the associated carrying value of the related assets.  If the carrying value of the asset group exceeds the expected future cash flows, an impairment loss is recognized to the extent that the carrying value of the asset group exceeds its fair value.  At March 31, 2016, management reviewed the recoverability of the carrying value of the Company’s long-lived assets based on future undiscounted cash flows and determined that no such impairment of these assets was necessary as the expected future cash flows exceeded the carrying value of the assets.

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

Balance at October 1, 2015	$2,326
Accruals for warranties issued during the period	53
Settlements made (in cash or in kind) during the period	(1,801)
Balance at March 31, 2016	$578

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Recent Accounting Pronouncements

In March 2016, the FASB issued guidance to simplify key components of employee share-based payment accounting. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

In February 2016, the FASB guidance requiring a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months.  Consistent with current U.S. generally accepted accounting principles, the recognition, measurement and presentation of expense and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease.  However, unlike current U.S. generally accepted accounting principles, which requires only capital leases to be recognized on the balance sheet, this new guidance will require both types of leases to be recognized on the balance sheet.  The guidance also requires disclosures to help investors and other financial statement users to better understand the amount, timing and uncertainty of cash flows arising from leases.  These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements.  The guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2018 and is to be applied using the modified retrospective approach.  The Company has not yet fully determined or quantified the effect the guidance will have on its consolidated financial statements.

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

2.	Short-term Investments

	As of March 31, 2016 (in thousands)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments
Corporate bonds	$10,692	$2	$—	$10,694
Government bonds	4,202	2	—	4,204
Total	$14,894	$4	$—	$14,898

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	As of September 30, 2015 (in thousands)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments
Corporate bonds	$15,166	$—	$(5)	$15,161
Government bonds	2,948	3	—	2,951
Total	$18,114	$3	$(5)	$18,112

3.	Derivative Financial Instruments

At March 31, 2016 and September 30, 2015, the Company’s Canadian subsidiary had $28.1 million of Canadian dollar denominated intercompany accounts payable owed to one of the Company’s U.S. subsidiaries.  In order to mitigate its exposure to movements in foreign currency rates between the U.S. dollar and Canadian dollar, the Company routinely enters into foreign currency forward contracts to hedge a portion of its exposure to changes in the value of the Canadian dollar.  Approximately $3.9 million of these Canadian dollar denominated intercompany accounts payable are considered by management to be of a short-term nature whereby the appreciation or devaluation of the Canadian dollar against the U.S. dollar will result in a gain or loss, respectively, to the consolidated statement of operations.  The Company considers the remaining $24.2 million Canadian dollar denominated intercompany accounts payable to be of a long-term nature and whereby settlement is not planned or anticipated in the foreseeable future; therefore, any resulting foreign exchange gains and losses are reported in the consolidated balance sheets as a component of other comprehensive income in accordance with ASC 830 “Foreign Currency Matters”.  In March 2016, the Company entered into a $3.0 million 90-day hedge contract with a United States bank to hedge a portion of its short-term Canadian dollar foreign exchange rate exposure.  This contract reduces the impact on cash flows from movements in the Canadian dollar/U.S. dollar currency exchange rate, but has not been designated as a hedge for accounting purposes.  At March 31, 2016, the fair value of this contract was $5,000.

The following table summarizes the gross fair value of all derivative instruments, which are not designated as hedging instruments and their location in the consolidated balance sheets (in thousands):

Derivative Instrument	Location	March 31, 2016	September 30, 2015
Foreign Currency Forward Contracts	Prepaid Expenses and Other Current Assets	$5	$—
Foreign Currency Forward Contracts	Accrued Expenses and Other Current Liabilities	—	18

The following table summarizes the Company’s gains on derivative instruments in the consolidated statements of operations for the three and six month periods ended March 31, 2016 and 2015 (in thousands):

		Three Months Ended		Six Months Ended
Derivative Instrument	Location of Gain (Loss) on Derivative Instrument	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Foreign Currency Forward Contracts	Other Income (Expense)	$(88)	$2,023	$28	$2,948

Amounts in the above table include realized and unrealized derivative gains and losses.

4.	Fair Value of Financial Instruments

At March 31, 2016, the Company’s financial instruments included cash and cash equivalents, short-term investments, foreign currency forward contract, trade and notes receivables and accounts payable.  Due to the short-term maturities of cash and cash equivalents, trade and other receivables and accounts payable, the carrying amounts approximate fair value on the respective balance sheet dates.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company measures its short-term investments and derivative instruments at fair value on a recurring basis.  The fair value measurement of the Company’s short-term investments and derivative instruments was determined using the following inputs (in thousands):

	As of March 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)	Totals
Short-term investments
Corporate bonds	$10,694	$—	$—	$10,694
Government bonds	4,204	—	—	4,204
Foreign currency forward contract	—	5	—	5
Total	$14,898	$5	$—	$14,903

	As of September 30, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)	Totals
Short-term investments
Corporate bonds	$15,161	$—	$—	$15,161
Government bonds	2,951	—	—	2,951
Foreign currency forward contract	—	(18)	—	(18)
Total	$18,112	$(18)	$—	$18,094

The Company applies fair value techniques on a non-recurring basis in evaluating potential impairment losses related to long-lived assets.

5.	Accounts and Notes Receivable

Current trade accounts are reflected in the following table (in thousands):

	March 31, 2016	September 30, 2015
Trade accounts receivable	$10,513	$15,209
Allowance for doubtful accounts	(1,566)	(2,516)
	$8,947	$12,693

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

Notes receivable, net are reflected in the following table (in thousands):

	March 31, 2016	September 30, 2015
Notes receivable	$3,201	$3,520
Allowance for doubtful notes	—	—
	3,201	3,520
Less current portion	849	2,004
Non-current notes receivable	$2,352	$1,516

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6.	Inventories

Inventories consist of the following (in thousands):

	March 31, 2016	September 30, 2015
Finished goods	$46,245	$55,074
Work in process	2,872	5,632
Raw material	74,380	70,769
Obsolescence reserve	(9,366)	(6,675)
	$114,131	$124,800

During the six months ended March 31, 2016 and 2015, the Company made non-cash inventory transfers of $1.7 million and $0.1 million, respectively, to its rental equipment fleet.  Raw materials include semi-finished goods and component parts totaling $52.3 million and $48.4 million, respectively, at March 31, 2016 and September 30, 2015.

7.	Long-Term Debt

The Company had no long-term debt outstanding at March 31, 2016 and September 30, 2015.

On March 2, 2011, the Company entered into a credit agreement with Frost Bank with borrowing availability of $50.0 million (the “Credit Agreement”).  On May 4, 2015, the Company amended the Credit Agreement which reduced its borrowing availability to $30.0 million with amounts available for borrowing determined by a borrowing base.  Under the amendments to the Credit Agreement, the borrowing base is determined based upon certain of the Company’s and its U.S. subsidiaries’ assets which include (i) 80% of certain accounts receivable plus (ii) 50% of certain notes receivable (such result not to exceed $10 million) plus (iii) 25% of certain inventories (excluding work-in-process inventories). As of March 31, 2016, the Company’s borrowing base was $33.4 million resulting in borrowing availability of $30.0 million less $0.1 million of outstanding letters of credit.  The Company’s domestic subsidiaries have guaranteed the obligations of the Company under the Credit Agreement and such subsidiaries have secured their obligations under such guarantees by the pledge of substantially all of the assets of such subsidiaries, except real property assets.  The Credit Agreement expires on May 4, 2018 and all borrowed funds are due and payable at that time.  The Company is required to make monthly interest payments on borrowed funds.  The Credit Agreement as amended limits the incurrence of additional indebtedness, requires the maintenance of a single financial ratio that compares certain of the Company’s assets to certain of its liabilities, restricts the Company and its subsidiaries’ ability to pay cash dividends and contains other covenants customary in agreements of this type.  The interest rate for borrowings under the Credit Agreement as amended is based on the Wall Street Journal prime rate, which was 3.50% at March 31, 2016.  At March 31, 2016, the Company was in compliance with all covenants under the Credit Agreement.

8.	Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following (in thousands):

	Unrealized Gains (Losses) on Available-for- Sale Securities	Foreign Currency Translation Adjustments	Totals
Balance at October 1, 2015	$(3)	$(12,942)	$(12,945)
Changes in unrealized gains on available-for-sale securities, net of tax	5	—	5
Foreign currency translation adjustments	—	(1,588)	(1,588)
Balance at March 31, 2016	$2	$(14,530)	$(14,528)

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9.	Stock-Based Compensation

During the six months ended March 31, 2016, the Company issued 182,400 shares of restricted stock under its 2014 Long Term Incentive Plan, as amended (the “Plan”).  The weighted average grant date fair value of the restricted stock was $14.84 per share.  The grant date fair value of these awards was $2.7 million, which will be charged to expense over the next four years as the restrictions lapse.  Compensation expense for restricted stock awards was determined based on the closing market price of the Company’s stock on the date of grant applied to the total number of shares that are anticipated to fully vest.  Recipients of restricted stock awards are entitled to vote such shares and are entitled to dividends, if paid.

During the six months ended March 31, 2016, the Company also issued 69,300 nonqualified stock options under the Plan.  The options issued are based upon three tiers, each with separate market and service based vesting conditions.  Market based vesting conditions are based on achieving a specified market return on the Company’s stock price.  Compensation expense for the nonqualified stock option awards was determined based on a Monte Carlo simulation, which incorporates the possibility that the market conditions may not be satisfied.   The weighted average grant date fair value of the options issued was determined to be $5.96 per option, with unrecognized compensation costs related to the awards of $0.4 million.  The compensation costs will be charged to expense over the requisite service period of the options, ranging from 18 to 36 months.

As of March 31, 2016, the Company had unrecognized compensation expense of $9.4 million relating to restricted stock awards.  This unrecognized compensation expense is expected to be recognized over a weighted average period of 3.0 years.  In addition, the Company had $0.4 million of unrecognized compensation expense related to nonqualified stock option awards which is expected to be recognized over a weighted average period of 1.9 years.

As of March 31, 2016, a total of 277,150 shares of restricted stock and 159,000 nonqualified stock options shares were outstanding.

10.	Loss Per Common Share

The Company applies the two-class method in calculating per share data.  The following table summarizes the calculation of net loss and weighted average common shares and common equivalent shares outstanding for purposes of the computation of loss per share (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Net loss	$(10,965)	$(5,182)	$(22,007)	$(10,627)
Less: Income allocable to unvested restricted stock	—	—	—	—
Loss available to common shareholders	(10,965)	(5,182)	(22,007)	(10,627)
Reallocation of participating earnings	—	—	—	—
Loss attributable to common shareholders for diluted earnings per share	$(10,965)	$(5,182)	$(22,007)	$(10,627)
Weighted average number of common share equivalents:
Common shares used in basic loss per share	13,049,696	13,002,616	13,037,069	12,990,129
Common share equivalents outstanding related to stock options	—	—	—	—
Total weighted average common shares and common share equivalents used in diluted loss per share	13,049,696	13,002,616	13,037,069	12,990,129
Loss per share:
Basic	$(0.84)	$(0.40)	$(1.69)	$(0.82)
Diluted	$(0.84)	$(0.40)	$(1.69)	$(0.82)

For the calculation of diluted loss per share for the three and six months ended March 31, 2016 and 2015,  159,000 stock options and 89,700 stock options, respectively, were excluded in the calculation of weighted average shares outstanding as a result of their impact being antidilutive.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

The following table summarizes the Company’s segment information (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Revenue:
Seismic	$8,501	$22,781	$16,075	$38,374
Non-Seismic	6,287	5,019	11,720	10,450
Corporate	143	142	273	284
Total	$14,931	$27,942	$28,068	$49,108
Income (loss) from operations:
Seismic	$(11,834)	$(5,744)	$(23,969)	$(13,129)
Non-Seismic	848	502	1,410	1,360
Corporate	(3,001)	(3,307)	(6,120)	(6,668)
Total	$(13,987)	$(8,549)	$(28,679)	$(18,437)

13.	Income Taxes

The Company’s effective tax rates for the three months ended March 31, 2016 and 2015 were (17.4)% and (34.9)%, respectively.  The Company’s effective tax rates for the six months ended March 31, 2016 and 2015 were (21.1)% and (35.2)%, respectively. The United States statutory tax rate for the same periods was 35%. The lower effective tax rates resulted from (i) the provision of a valuation allowance against the Company’s Canadian subsidiary’s deferred tax assets of $0.5 million and $2.5 million, respectively, for the three months and six months ended March 31, 2016, to fully offset the value of its deferred tax assets, and (ii) a net adjustment totaling $1.2 million and $1.0 million, respectively, for the three months and six months ended March 31, 2016 to correct the Company’s fiscal year 2015 income tax benefit.  The Company has concluded that the tax correction was immaterial to its fiscal year 2015 financial statements and, therefore, such adjustments were reported in the Company’s financial statements for each of the periods ended March 31, 2016.

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

Products and Product Development

Seismic Products

Our seismic business segment has historically accounted for the majority of our revenue. Geoscientists use seismic data primarily in connection with the exploration, development and production of oil and gas reserves to map potential and known hydrocarbon bearing formations and the geologic structures that surround them. Our seismic product lines currently consist of land and marine nodal data acquisition systems, permanent land and seabed reservoir monitoring products and services, geophones and geophone strings, hydrophones, leader wire, connectors, telemetry cables, marine streamer retrieval and steering devices and various other products. Our seismic products are compatible with most major competitive seismic data acquisition systems currently in use. We believe that our seismic products are among the most technologically advanced instruments and equipment available for seismic data acquisition.

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

Wireless Products

We have developed a land-based wireless (or nodal) seismic data acquisition system called the GSX.  Each GSX station operates independently and therefore can be deployed in virtually unlimited channel configurations.  Rather than utilizing interconnecting cables as required by most traditional land data acquisition systems, each GSX station operates as an independent data collection system.  As a result, our GSX system requires less maintenance, which we believe allows our customers to operate more effectively and efficiently because of its reduced environmental impact, lower weight and ease of operation.  Our GSX system is designed into configurations ranging from one to four channels per station.  Since its introduction in 2008 and through March 31, 2016, we have sold 332,000 GSX channels and we have 130,000 GSX channels in our rental fleet.  Due to depressed seismic industry conditions, we do not expect to expand our GSX rental fleet in the foreseeable future.

We have also developed a marine-based wireless seismic data acquisition system called the OBX.  Similar to our GSX land-based wireless system, the marine OBX system can be deployed in virtually unlimited channel configurations and does not require interconnecting cables between each station.  Our deep water versions of the OBX system can be deployed in depths of up to 3,450 meters.  Through March 31, 2016, we have sold 460 OBX stations and we have 5,100 OBX stations in our rental fleet.

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

We have not delivered nor did we receive orders for any permanent reservoir monitoring systems during fiscal year 2015 or during the first six months of fiscal year 2016.

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

Consolidated Results of Operations

We report and evaluate financial information for two segments: Seismic and Non-Seismic.  Summary financial data by business segment follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Seismic
Traditional exploration product revenue	$3,205	$9,569	$8,192	$17,290
Wireless exploration product revenue	4,714	12,085	6,604	17,779
Reservoir product revenue	582	1,127	1,279	3,305
Total revenue	8,501	22,781	16,075	38,374
Operating loss	(11,834)	(5,744)	(23,969)	(13,129)
Non-Seismic
Revenue	6,287	5,019	11,720	10,450
Operating income	848	502	1,410	1,360
Corporate
Revenue	143	142	273	284
Operating loss	(3,001)	(3,307)	(6,120)	(6,668)
Consolidated Totals
Revenue	14,931	27,942	28,068	49,108
Operating loss	(13,987)	(8,549)	(28,679)	(18,437)

Overview

Early in calendar year 2014, we began to experience a softening in the demand for our seismic exploration products, particularly in North America, as capital budgets for oil and gas producers were trending away from exploration-focused activities toward production and exploitation activities.  During this period oil production in North America’s unconventional shale reservoirs increased, as did oil production from other non-OPEC countries, resulting in an oversupply of crude oil in the world market.  Market prices for a barrel of crude oil declined from over $100 in July 2014 to approximately $45 today.  With the decline in oil and natural gas prices, oil and gas exploration and production companies experienced a significant reduction in cash flows, which resulted in sharp reductions in their capital spending budgets for oil and gas exploration-focused activities, including seismic activities.  In addition, we have not received any orders for permanent reservoir monitoring systems since the Statoil order was completed in April 2014.  We expect sales of our seismic products, and in particular our traditional and wireless products, to remain low until crude oil prices stabilize at higher levels and exploration-focused industry conditions improve.  We expect these challenging industry conditions to negatively impact the demand for our seismic products throughout fiscal year 2016 and beyond.

In January 2016, in light of the decrease in demand for our seismic products, we initiated a program to further reduce our operating costs.  The program is expected to produce approximately $7 million of annualized cash savings in addition to savings from other cost-saving measures implemented in the first fiscal quarter ended December 31, 2015.  The majority of savings was realized through a reduction of over 150 employees from our Houston-area workforce.  In connection with the workforce reduction, the Company incurred $1.0 million of termination costs in its second fiscal quarter ended March 31, 2016, which are recorded to both cost of goods sold and to operating expenses.  The remaining cost savings were realized through a facility consolidation as well as expense reductions in other areas.

Three and six months ended March 31, 2016 compared to the three and six months ended March 31, 2015

Consolidated revenue for the three months ended March 31, 2016 decreased $13.0 million, or 46.6%, from the corresponding period of the prior fiscal year. Consolidated revenue for the six months ended March 31, 2016 decreased $21.0 million, or 42.8%, from the corresponding period of the prior fiscal year. The decrease in revenue for the three and six months ended March 31, 2016 was primarily attributable to substantially lower product demand in our seismic business segment driven by the substantial decline in oil and gas prices.

Consolidated gross profit (loss) for the three months ended March 31, 2016 was ($4.6) million, compared to $1.4 million for the corresponding period of prior fiscal year. Consolidated gross profit (loss) for the six months ended March 31, 2016 was ($11.0) million, compared to $1.4 million for the corresponding period of prior fiscal year. The change in gross profit (loss) for the three and six months ended March 31, 2016 was caused by a number of factors, including (i) a sales mix containing a concentration of lower-margin products, (ii) fixed depreciation expenses from our rental equipment during periods of low utilization, (iii) unabsorbed fixed manufacturing costs due to lower factory utilization caused by reduced demand for our seismic products and (iv) increased inventory obsolescence expenses due to higher levels of slow-moving inventories.  We expect our seismic product gross margins to be lower throughout fiscal year 2016 due to expected lower manufacturing activity caused by reduced seismic product demand.

In light of current market conditions, we have evaluated the level of our inventories at March 31, 2016 and we continue to believe that our inventory balances far exceed levels considered appropriate for the current level of product demand, although we do expect inventory levels to continue to decline slowly throughout fiscal year 2016.  During such periods of excessive inventory levels, our policy has been, and will continue to be, to record higher obsolescence expense in our consolidated income statement as we experience reduced levels of inventory turnover and as our inventories continue to age.  Due to weak product demand which is expected to continue into the foreseeable future, we expect significantly higher levels of inventory obsolescence expense during fiscal year 2016 and beyond until product demand and resulting inventory turnover returns to acceptable levels.

Consolidated operating expenses for the three months ended March 31, 2016 decreased $0.6 million, or 5.7%, from the corresponding period of the prior fiscal year. Consolidated operating expenses for the six months ended March 31, 2016 decreased $2.1 million, or 10.8%, from the corresponding period of the prior fiscal year. The decrease in operating expenses for both periods is attributable to the Company’s cost reduction program implemented during the three months ended March 31, 2016, and such reductions are partially offset by $0.5 million of termination costs associated with the program.  For the six months ended March 31, 2016, the decrease in operating expenses also reflects the collection of past due accounts receivable from a seismic customer, which resulted in a net bad debt recovery of $0.6 million  compared to a bad debt expense of $1.0 million from the corresponding period of the prior year.

Consolidated other income for the three months ended March 31, 2016 increased $0.1 million, or 23.1%, from the corresponding period of the prior fiscal year.  The increase in other income primarily resulted from an increase in foreign exchange gains attributable to U.S. dollar deposits held by our Russian subsidiary.  Consolidated other income for the six months ended March 31, 2016 decreased $1.2 million, or 61.0%, from the corresponding period of the prior fiscal year.  The decrease in other income primarily resulted from a decrease in foreign exchange gains attributable to U.S. dollar deposits held by our Russian subsidiary.

Our effective tax rates for the three months ended March 31, 2016 and 2015 were (17.4)% and (34.9)%, respectively.   Our effective tax rates for the six months ended March 31, 2016 and 2015 were (21.1)% and (35.2)%, respectively. The United States statutory rate for the same periods was 35%.  The lower effective tax rates were caused by (i) the provision of a valuation allowance against our Canadian subsidiary’s deferred tax assets of $0.5 million and $2.5 million, respectively, for the three months and six months ended March 31, 2016, to fully offset the value of its deferred tax assets, and (ii) a net adjustment totaling $1.2 million and $1.0 million, respectively, for the three months and six months ended March 31, 2016 to correct our fiscal year 2015 income tax benefit.  We have concluded that the tax correction was immaterial to our fiscal year 2015 financial statements and, therefore, such adjustments were reported in our financial statements for each of the periods ended March 31, 2016.

Seismic Products

Revenue

Revenue from our seismic products for the three months ended March 31, 2016 decreased $14.3 million, or 62.7%, from the corresponding period of the prior fiscal year. Revenue from our seismic products for the six months ended March 31, 2016 decreased $22.3 million, or 58.1%, from the corresponding period of the prior fiscal year. In each of the product groups below, the decline in revenue resulted from lower demand for our seismic products due to the deterioration of industry conditions brought about by the substantial decline in oil and gas prices.  The components of this decrease include the following:

•

Traditional Exploration Product Revenue – For the three months ended March 31, 2016, revenue from our traditional products decreased $6.4 million, or 66.5% from the corresponding period of the prior fiscal year.  For the six months ended March 31, 2015, revenue from our traditional products decreased $9.1 million, or 52.6% from the corresponding period of the prior fiscal year.  The decrease for both periods primarily reflects lower demand for most of our land and marine exploration products.

•

Wireless Exploration Product Revenue – For the three months ended March 31, 2016, revenue from our GSX and OBX wireless products decreased by $7.4 million, or 61.0%, from the corresponding period of the prior fiscal year.  For the six months ended March 31, 2016, revenue from our GSX and OBX wireless products decreased by $11.2 million, or 62.3%, from the corresponding period of the prior fiscal year.   The reduction in revenue for both periods reflect weak demand due to reduced seismic exploration projects and an over-abundance of unutilized customer-owned equipment in the marketplace.  Rental revenue increased during each of the current year periods due to the commencement of a large OBX rental contract resulting in rental revenue of $3.3 million during the quarter.  In addition, each of the prior year periods ended March 31, 2015 contained revenue of $3.0 million resulting from a non-refundable deposit received from a customer in connection with a cancelled OBX purchase order.

•

Reservoir Product Revenue – For the three months ended March 31, 2016, revenue from our reservoir products decreased $0.5 million, or 48.4%, from the corresponding period of the prior fiscal year. For the six months ended March 31, 2016, revenue from our reservoir products decreased $2.0 million, or 61.3%, from the corresponding period of the prior fiscal year.  The revenue decrease for both periods resulted from lower borehole product sales and repairs. We have not delivered nor did we receive orders for any permanent reservoir monitoring systems during fiscal year 2015 or during the first six months of fiscal year 2016.  We continue to actively market these products to our customers.

During the six months ended March 31, 2016, demand for our seismic products has fallen to historic lows.  In past periods when customer demand for our seismic products was greater, especially demand for large orders for our GSX wireless systems and our seabed permanent reservoir monitoring systems, orders for such products would generally occur irregularly making it difficult for us to predict our sales and production levels each quarter.  Furthermore, product shipping dates are generally determined by our customers and are not at our discretion.  As a result, these factors have caused past sales of our seismic products to be unpredictable, or “lumpy,” and if demand were to resume to historical levels, we would expect this trend to continue.

Operating Loss

Our operating loss associated with revenue from our seismic products for the three months ended March 31, 2016 increased $6.1 million, or 106.0%, from the corresponding period of the prior year.  Our operating loss associated with revenue from our seismic products for the six months ended March 31, 2016 increased $10.8 million, or 82.6%, from the corresponding period of the prior year. The increase in operating loss for the three and six months ended March 31, 2016 was due to the substantial decline in our product revenue which, in turn, resulted in a substantially higher cost of revenue (as a percentage of total revenue) due to the factors described above.

Non-Seismic Products

Revenue

Revenue from our non-seismic products for the three months ended March 31, 2016 increased $1.3 million, or 25.3%, from the corresponding period of the prior fiscal year. Revenue from our non-seismic products for the six months ended March 31, 2016 increased $1.3 million, or 12.2%, from the corresponding period of the prior fiscal year.  The increase in revenue for both periods was primarily attributable to higher demand for our industrial products.  The revenue increase for the six month period ended March 31, 2016 was partially offset by lower sales of our offshore cable products.

Operating Income

Our operating income associated with sales of our non-seismic products for the three months ended March 31, 2016 increased by $0.3 million, or 68.9%, from the corresponding period of the prior fiscal year. Our operating income associated with sales of our non-seismic products for the six months ended March 31, 2016 increased by $0.1 million, or 3.7%, from the corresponding period of the prior fiscal year.  The increase in operating income for the three and six months ended March 31, 2016 was primarily the result of increased sales of our industrial products.

Liquidity and Capital Resources

At March 31, 2016, we had approximately $28.4 million in cash and cash equivalents and $14.9 million in short-term investments.  For the six months ended March 31, 2016, we generated $4.4 million of cash in operating activities.  Sources of cash included  our net loss of $22.0 million which was offset by (i) net non-cash charges of $20.0 million from deferred income taxes, depreciation, accretion, stock-based compensation, inventory obsolescence and bad debts, (ii) a $9.9 million decrease in income tax receivable primarily resulting from an $18.3 million income tax refund received in our second quarter, (iii) a $4.6 decrease in trade accounts and notes receivable resulting from collections and a continued decline in our quarterly revenue and (iii) a $2.2 million decrease in inventories caused by a drawdown of our excess levels of finished goods.  These sources of cash were partially offset by (i) a $2.6 million decrease in accounts payable primarily due to declining inventory purchases resulting from reduced product demand, (ii) a $4.5 million decrease in accrued and other expenses primarily due to a $3.5 million payment of calendar year 2015 property taxes and (iii) $1.4 million in excess tax expense associated with the vesting of restricted stock.

For the six months ended March 31, 2016, we generated cash of $2.1 million from investing activities.  These sources of cash included (i) $3.2 million in net proceeds from purchases of short-term investments and (ii) $0.2 million in proceeds from the sale of used rental equipment.  These sources of cash were partially offset by (i) $0.8 million for additions to our property, plant and equipment and (ii) $0.5 million to expand our rental equipment fleet primarily for the addition of OBX nodes for delivery to a customer under a rental contract.  In this regard, we periodically respond to various customer inquiries for additional OBX rental systems.  If our customers require additional OBX rental systems from us, we may need to execute a non-cash transfer of additional OBX nodes and related equipment from our inventories to our rental fleet.  In addition, we may need to partially or completely manufacture additional OBX nodes and related equipment if our finished goods inventories do not contain sufficient quantities of completed OBX products to meet the requested customer demand.  In the absence of additional customer orders for OBX systems, we expect fiscal year 2016 cash investments in our rental fleet to be approximately $1.0 million and additional non-cash transfers from our inventory account of up to $3.0 million.  We estimate total fiscal year 2016 cash investments in property, plant and equipment will be approximately $2.0 million.  We expect these capital expenditures to be funded from our cash on hand, internal cash flow, or from borrowings under our credit agreement.

For the six months ended March 31, 2016 and March 31, 2015, we had no cash flows from financing activities.

With the continued decline in oil and natural gas prices, exploration and production companies have experienced a significant reduction in cash flows resulting in sharp reductions in their capital spending budgets for exploration-focused activities, including seismic activities.  As a result, our seismic business segment has experienced a significant decline in product orders and associated revenue, resulting in substantial operating losses and the continued depletion of our cash balances. Due to the uncertainty concerning a recovery of crude oil prices to levels capable of sustaining increased seismic exploration activities, we expect these depressed market conditions to continue through fiscal year 2016.

Our available cash, cash equivalents and short-term investments totaled $43.3 million at March 31, 2016, including $7.1 million of cash and cash equivalents held by our foreign subsidiaries.  We intend to permanently reinvest the undistributed earnings of our foreign subsidiaries.  If we were to repatriate the cash held by our foreign subsidiaries, we would be required to accrue and pay income taxes in the United States.

Our credit agreement allows for borrowings of up to $30.0 million with such amounts available for borrowing determined by a borrowing base.  At March 31, 2016, we had no outstanding borrowings under the credit agreement and our borrowing availability under the credit facility was $29.9 million.  At March 31, 2016, we were in compliance with all covenants under the credit agreement and we expect to remain in compliance with all covenants throughout fiscal year 2016.  We currently do not anticipate the need to borrow from the credit agreement during fiscal year 2016; however, we can make no assurance that we will not do so.

In March 2016, we received an $18.3 million income tax refund from the U.S. Department of Treasury.  The refund was a result of the significant tax losses we experienced in fiscal year 2015 which we elected to carryback to our fiscal year 2013 U.S. tax return to recoup taxes previously paid.  In addition, should we continue to incur significant pretax losses in fiscal year 2016, we will be eligible for an additional tax refund of up to approximately $13 million upon the filing of our fiscal year 2016 U.S. tax return.  We believe the combination of our existing cash balances, expected cash proceeds from executed rental contracts, short-term investments, future tax refunds and available borrowings under the credit agreement will be sufficient to finance our operating losses and planned capital expenditures for the next twelve months.

Critical Accounting Policies

          During the six months ended March 31, 2016, there has been no material change to our critical accounting policies discussed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have market risk relative to our short-term investments as described below.  We do not engage in commodity or commodity derivative instrument purchase or sales transactions. Because of the inherent unpredictability of foreign currency rates and interest rates, as well as other factors, actual results could differ materially from those projected in this Item.

Foreign Currency and Operations Risk

One of our wholly-owned subsidiaries, Geospace Technologies Eurasia, is located in the Russian Federation. In addition, we operate a branch office, Geospace Technologies Sucursal Sudamericana, in Colombia. Our financial results for these entities may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions or changes in the political climate. Our consolidated balance sheet at March 31, 2016 reflected approximately $2.5 million and $0.1 million of foreign currency denominated net working capital related to our Russian and Colombian operations, respectively.  Both of these entities receive a portion of their revenue and pay a majority of their expenses primarily in their local currency. To the extent that transactions of these entities are settled in their local currency, a devaluation of these currencies versus the U.S. dollar could reduce any contribution from these entities to our consolidated results of operations and total comprehensive income as reported in U.S. dollars. We do not hedge the market risk with respect to our operations in these countries; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of such currencies versus U.S. dollars to the extent such disruptions result in any reduced valuation of these foreign entities’ net working capital or future contributions to our consolidated results of operations. At March 31, 2016, the foreign exchange rate for $1.00 (one U.S. dollar) was equal to 68.1 Russian Rubles and 3,071 Colombian Pesos, respectively. If the value of the U.S. dollar were to increase by ten percent against these foreign currencies, our working capital in the Russian Federation and in Colombia would decline by $0.3 million and $10,000, respectively.

Foreign Currency Intercompany Accounts and Notes Receivable

From time to time, we provide access to capital to our foreign subsidiaries through U.S. dollar denominated interest bearing promissory notes.  Such funds are generally used by our foreign subsidiaries to purchase capital assets and for general working capital needs. In addition, we sell products to our foreign subsidiaries on trade credit terms in both U.S. dollars and in the subsidiary’s local currency.  At March 31, 2016, we had outstanding Canadian-dollar denominated intercompany accounts receivable of CAN$28.1 million.  Approximately CAN$3.9 million of these intercompany receivables are considered by management to be of a short-term nature whereby the appreciation or devaluation of the Canadian dollar against the U.S. dollar will result in a gain or loss, respectively, to our consolidated statement of operations.  The Company considers approximately CAN$24.2 million of the intercompany receivable to be of a long-term nature whereby settlement is not planned or anticipated in the foreseeable future; therefore, any resulting foreign exchange gains and losses are reported in the consolidated balance sheets as a component of other comprehensive income in accordance with ASC 830 “Foreign Currency Matters”.  In March 2016, we entered into a CAN$3.0 million 90-day hedge agreement with a United States bank to hedge a portion of our short-term Canadian dollar foreign exchange rate exposure, resulting in an under-hedged position of approximately $0.9 million Canadian dollars. To the extent our under-hedged position remains, if the U.S. dollar exchange rate were to strengthen by ten percent against the Canadian dollar, we would recognize a foreign exchange loss of $0.1 million U.S. dollars in our consolidated financial statements.

Floating Interest Rate Risk

Our credit agreement contains a floating interest rate which subjects us to the risk of increased interest costs associated with any upward movements in bank market interest rates.   Under our credit agreement our borrowing interest rate is the Wall Street Journal prime rate, which was 3.50% at March 31, 2016.  As of March 31, 2016 and September 30, 2015, there were no borrowings outstanding under our credit agreement.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of March 31, 2015, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

We previously reported a material weakness in our internal control over financial reporting.  As of September 30, 2015, we did not maintain effective monitoring and oversight controls over income taxes. Additionally, as disclosed in Note 13 – Income Taxes, during this quarter ended March 31, 2016, we identified an error relating to income taxes which impacted our September 30, 2015 consolidated financial statements.

Beginning with our fiscal quarter ended December 31, 2015, we engaged RSM US LLP (“RSM”), a third-party public accounting firm with global tax expertise and experience, to review our quarterly federal, state, and foreign tax positions to ensure that we are in compliance with the guidance of ASC 740. With the assistance of RSM, we continue to remediate this material weakness as RSM reviews and analyzes all of our various federal, local and international income tax positions.

We continue to evaluate the effectiveness of our remediation efforts including determining that the controls implemented have operated effectively for a reasonable period of time.

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

GEOSPACE TECHNOLOGIES CORPORATION

Date:	May 6, 2016	By:	/s/ Walter R. Wheeler
Walter R. Wheeler, President
and Chief Executive Officer
(duly authorized officer)

Date:	May 6, 2016	By:	/s/ Thomas T. McEntire
Thomas T. McEntire, Vice President,
Chief Financial Officer and Secretary
(principal financial officer)