Form 10-Q
period 2016-06-30
GEOSPACE TECHNOLOGIES CORP
filed 2016-08-05
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2016

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

Yes  ☐    No  ☒

There were 13,328,066 shares of the Registrant’s Common Stock outstanding as of the close of business on July 31, 2016.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30, 2016	September 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$11,526	$22,314
Short-term investments	27,254	18,112
Trade accounts receivable, net	12,010	12,693
Current portion of notes receivable	2,179	2,004
Income tax receivable	10,511	17,369
Inventories, net	110,122	124,800
Prepaid expenses and other current assets	5,736	1,295
Total current assets	179,338	198,587
Rental equipment, net	36,875	46,036
Property, plant and equipment, net	45,567	48,709
Deferred income tax assets, net	201	4,554
Non-current notes receivable	1,915	1,516
Prepaid income taxes	2,998	4,095
Other assets	15	95
Total assets	$266,909	$303,592

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable trade	$2,221	$4,077
Accrued expenses and other current liabilities	7,392	9,679
Deferred revenue	89	165
Income tax payable	112	3
Total current liabilities	9,814	13,924

Deferred income tax liabilities	40	44
Total liabilities	9,854	13,968

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock	—	—
Common stock	133	131
Additional paid-in capital	76,702	74,160
Retained earnings	194,617	228,278
Accumulated other comprehensive loss	(14,397)	(12,945)
Total stockholders’ equity	257,055	289,624
Total liabilities and stockholders’ equity	$266,909	$303,592

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenue:
Products	$12,594	$15,467	$34,452	$58,763
Rental equipment	5,084	4,284	11,294	10,096
Total revenue	17,678	19,751	45,746	68,859
Cost of revenue:
Products	15,894	19,233	46,252	59,248
Rental equipment	4,684	3,824	13,390	11,522
Total cost of revenue	20,578	23,057	59,642	70,770

Gross profit (loss)	(2,900)	(3,306)	(13,896)	(1,911)
Operating expenses:
Selling, general and administrative expenses	5,125	5,469	16,316	17,291
Research and development expenses	3,441	3,564	10,556	10,556
Bad debt expense (recovery)	549	112	(74)	1,130
Total operating expenses	9,115	9,145	26,798	28,977

Loss from operations	(12,015)	(12,451)	(40,694)	(30,888)

Other income (expense):
Interest expense	(7)	(36)	(18)	(255)
Interest income	84	138	252	312
Foreign exchange gains (losses), net	(678)	(567)	(9)	1,621
Other, net	(16)	(24)	(50)	(137)
Total other income (expense), net	(617)	(489)	175	1,541

Loss before income taxes	(12,632)	(12,940)	(40,519)	(29,347)
Income tax benefit	(978)	(4,376)	(6,858)	(10,156)
Net loss	$(11,654)	$(8,564)	$(33,661)	$(19,191)

Loss per common share:
Basic	$(0.89)	$(0.66)	$(2.58)	$(1.48)
Diluted	$(0.89)	$(0.66)	$(2.58)	$(1.48)

Weighted average common shares outstanding:
Basic	13,051,916	13,002,916	13,042,000	12,994,391
Diluted	13,051,916	13,002,916	13,042,000	12,994,391

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net loss	$(11,654)	$(8,564)	$(33,661)	$(19,191)
Other comprehensive income (loss)
Change in unrealized gains (losses) on available-for-sale securities, net of tax	16	(8)	21	13
Foreign currency translation adjustments	115	1,192	(1,473)	(3,426)
Total other comprehensive income (loss)	131	1,184	(1,452)	(3,413)
Total comprehensive loss	$(11,523)	$(7,380)	$(35,113)	$(22,604)

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	June 30, 2016	June 30, 2015
Cash flows from operating activities:
Net loss	$(33,661)	$(19,191)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income tax expense (benefit)	4,403	(3,458)
Depreciation expense	15,206	14,777
Impairment of rental assets	998	—
Accretion of discounts on short-term-investments	89	174
Stock-based compensation expense	3,934	3,434
Bad debt expense (recovery)	(74)	1,130
Inventory obsolescence expense	6,414	2,566
Write-down of inventories	617	—
Gross profit from sale of used rental equipment	(229)	(1,658)
Gain on disposal of property, plant and equipment	—	(2)
Realized loss on short-term investments	4	—
Excess tax expense from stock-based compensation	(1,390)	(1,065)
Effects of changes in operating assets and liabilities:
Trade accounts and notes receivable	72	7,314
Income tax receivable	6,858	(6,829)
Inventories	3,066	5,274
Prepaid expenses and other current assets	(4,435)	2,832
Prepaid income taxes	1,097	1,333
Accounts payable trade	(1,844)	(1,827)
Accrued expenses and other	(2,254)	(8,127)
Deferred revenue	(74)	(3,412)
Income tax payable	109	(19)
Net cash used in operating activities	(1,094)	(6,754)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,206)	(2,046)
Investment in rental equipment	(504)	(3,784)
Proceeds from the sale of used rental equipment	1,280	4,547
Purchases of short-term investments	(20,800)	(4,281)
Proceeds from the sale of short-term investments	11,679	4,415
Net cash used in investing activities	(9,551)	(1,149)

Effect of exchange rate changes on cash	(143)	152
Decrease in cash and cash equivalents	(10,788)	(7,751)
Cash and cash equivalents, beginning of fiscal year	22,314	33,357
Cash and cash equivalents, end of fiscal period	$11,526	$25,606

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet of Geospace Technologies Corporation and its subsidiaries (the “Company”) at September 30, 2015 was derived from the Company’s audited consolidated financial statements at that date.  The consolidated balance sheet at June 30, 2016 and the consolidated statements of operations and comprehensive loss for the three and nine months ended June 30, 2016 and 2015, and the consolidated statements of cash flows for the nine months ended June 30, 2016 and 2015 were prepared by the Company without audit.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows were made.  The results of operations for the three and nine months ended June 30, 2016 are not necessarily indicative of the operating results for a full year or of future operations.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amount of assets, liabilities, revenue and expenses reported in the financial statements and accompanying notes.  The Company considers many factors in selecting appropriate operational and financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements.  The Company continually evaluates its estimates, including those related to bad debt reserves, inventory obsolescence reserves, self-insurance reserves, product warranty reserves, impairment of long-lived assets and deferred income tax assets.  The Company bases its estimates on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities which are not readily available from other sources.  Actual results may differ from these estimates under different conditions or assumptions.

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

Impairment of Long-lived Assets

The Company’s long-lived assets are reviewed for impairment whenever an event or change in circumstances indicates the carrying amount of an asset or group of assets may not be recoverable. The impairment review, if necessary, includes a comparison of expected future cash flows (undiscounted and without interest charges) to be generated by an asset group with the associated carrying value of the related assets.  If the carrying value of the asset group exceeds the expected future cash flows, an impairment loss is recognized to the extent that the carrying value of the asset group exceeds its fair value.  At June 30, 2016, management reviewed the recoverability of the carrying value of the Company’s long-lived assets based on future undiscounted cash flows and determined that the carrying value of certain rental assets exceeded the expected future cash flows.  As a result, the Company recorded an impairment charge of $1.0 million in the accompanying consolidated statements of operations for the three and nine months ended June 30, 2016.  No such impairment of remaining long-lived assets was necessary as the expected future cash flows exceeded the carrying value of the assets.

Revenue Recognition – Products and Services

The Company primarily derives revenue from the sale of its manufactured products, including revenue derived from the sale of its manufactured rental equipment.  In addition, the Company generates revenue from the short-term rental under operating leases of its manufactured products.  The Company recognizes revenue from product sales, including the sale of used rental equipment, when (i) title passes to the customer, (ii) the customer assumes the risks and rewards of ownership, (iii) the product sales price has been determined, (iv) collectability of the sales price is reasonably assured, and (v) product delivery occurs as directed by the customer.  Except for certain of the Company’s reservoir characterization products, the Company’s products are generally sold without any customer acceptance provisions and the Company’s standard terms of sale do not allow customers to return products for credit.  The Company recognizes rental revenue as earned over the rental period.  Rentals of the Company’s equipment generally range from daily rentals to rental periods of up to six months or longer.  Revenue from engineering services is recognized as services are rendered over the duration of a project, or as billed on a per hour basis.  Field service revenue is recognized when services are rendered and is generally priced on a per day rate.

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

Balance at October 1, 2015	$2,326
Accruals for warranties issued during the period	411
Settlements made (in cash or in kind) during the period	(2,106)
Balance at June 30, 2016	$631

Recent Accounting Pronouncements

In June 2016, the FASB issued guidance surrounding credit losses for financial instruments that replaces the incurred loss impairment methodology in current U.S. generally accepted accounting principles (“GAAP”).  The new impairment model requires

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

immediate recognition of estimated credit losses expected to occur for most financial assets and certain other instruments.  For available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than reductions in the amortized cost of the securities.  The standard is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those annual periods.  Early adoption for fiscal year beginning after December 15, 2018 is permitted.  Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first effective reporting period.  The Company does not expect the adoption of this standard to have a material effect upon its consolidated financial statements.

In March 2016, the FASB issued guidance to simplify key components of employee share-based payment accounting.  The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period.  Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows.  The Company does not expect the adoption of this guidance to have a material effect upon its consolidated financial statements.

In February 2016, the FASB issued guidance requiring a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months.  Consistent with current GAAP, the recognition, measurement and presentation of expense and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease.  However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, this new guidance will require both types of leases to be recognized on the balance sheet.  The guidance also requires disclosures to help investors and other financial statement users to better understand the amount, timing and uncertainty of cash flows arising from leases.  These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements.  The guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2018 and is to be applied using the modified retrospective approach.  The Company does not expect the adoption of this guidance to have a material effect upon its consolidated financial statements.

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

In August 2014, the FASB issued guidance requiring management to evaluate whether there are conditions and events that raise substantial doubt about the entity's ability to continue as a going concern and to provide disclosures in certain circumstances.  The new guidance was issued to reduce diversity in the timing and content of footnote disclosures. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2016.  The Company does not expect the adoption of this guidance to have a material effect upon its consolidated financial statements.

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

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2. Short-term Investments

	As of June 30, 2016 (in thousands)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments
Corporate bonds	$17,655	$17	$—	$17,672
Government bonds	9,568	14	—	9,582
Total	$27,223	$31	$—	$27,254

	As of September 30, 2015 (in thousands)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments
Corporate bonds	$15,166	$—	$(5)	$15,161
Government bonds	2,948	3	—	2,951
Total	$18,114	$3	$(5)	$18,112

3. Derivative Financial Instruments

At June 30, 2016 and September 30, 2015, the Company’s Canadian subsidiary had $27.5 million and $28.1 million, respectively, of Canadian dollar denominated intercompany accounts payable owed to one of the Company’s U.S. subsidiaries.  In order to mitigate its exposure to movements in foreign currency rates between the U.S. dollar and Canadian dollar, the Company routinely enters into foreign currency forward contracts to hedge a portion of its exposure to changes in the value of the Canadian dollar.  Approximately $3.3 million of these Canadian dollar denominated intercompany accounts payable are considered by management to be of a short-term nature whereby the appreciation or devaluation of the Canadian dollar against the U.S. dollar will result in a gain or loss, respectively, to the consolidated statement of operations.  The Company considers the remaining $24.2 million Canadian dollar denominated intercompany accounts payable to be of a long-term nature and whereby settlement is not planned or anticipated in the foreseeable future; therefore, any resulting foreign exchange gains and losses are reported in the consolidated balance sheets as a component of other comprehensive income in accordance with ASC 830 “Foreign Currency Matters”.  In June 2016, the Company entered into a $3.0 million 90-day hedge contract with a United States bank to hedge a portion of its short-term Canadian dollar foreign exchange rate exposure.  This contract reduces the impact on cash flows from movements in the Canadian dollar/U.S. dollar currency exchange rate, but has not been designated as a hedge for accounting purposes.  At June 30, 2016, the fair value of this contract was a liability of $11,000.

The following table summarizes the gross fair value of all derivative instruments, which are not designated as hedging instruments and their location in the consolidated balance sheets (in thousands):

Derivative Instrument	Location	June 30, 2016	September 30, 2015
Foreign Currency Forward Contracts	Accrued Expenses and Other Current Liabilities	$11	$18

The following table summarizes the Company’s gains on derivative instruments in the consolidated statements of operations for the three and nine month periods ended June 30, 2016 and 2015 (in thousands):

		Three Months Ended		Nine Months Ended
Derivative Instrument	Location of Gain (Loss) on Derivative Instrument	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Foreign Currency Forward Contracts	Other Income (Expense)	$(14)	$(393)	$14	$2,555

Amounts in the above table include realized and unrealized derivative gains and losses.

4. Fair Value of Financial Instruments

At June 30, 2016, the Company’s financial instruments included cash and cash equivalents, short-term investments, foreign currency forward contract, trade and notes receivables and accounts payable.  Due to the short-term maturities of cash and cash

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

equivalents, trade and other receivables and accounts payable, the carrying amounts approximate fair value on the respective balance sheet dates.

The Company measures its short-term investments and derivative instruments at fair value on a recurring basis.  The fair value measurement of the Company’s short-term investments and derivative instruments was determined using the following inputs (in thousands):

	As of June 30, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)	Totals
Short-term investments
Corporate bonds	$17,672	$—	$—	$17,672
Government bonds	9,582	—	—	9,582
Foreign currency forward contract	—	(11)	—	(11)
Total	$27,254	$(11)	$—	$27,243

	As of September 30, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)	Totals
Short-term investments
Corporate bonds	$15,161	$—	$—	$15,161
Government bonds	2,951	—	—	2,951
Foreign currency forward contract	—	(18)	—	(18)
Total	$18,112	$(18)	$—	$18,094

The Company applies fair value techniques on a non-recurring basis in evaluating potential impairment losses related to long-lived assets.

5. Accounts and Notes Receivable

Current trade accounts are reflected in the following table (in thousands):

	June 30, 2016	September 30, 2015
Trade accounts receivable	$14,180	$15,209
Allowance for doubtful accounts	(2,170)	(2,516)
	$12,010	$12,693

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

Notes receivable, net are reflected in the following table (in thousands):

	June 30, 2016	September 30, 2015
Notes receivable	$4,094	$3,520
Allowance for doubtful notes	—	—
	4,094	3,520
Less current portion	2,179	2,004
Non-current notes receivable	$1,915	$1,516

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6. Inventories

Inventories consist of the following (in thousands):

	June 30, 2016	September 30, 2015
Finished goods	$44,366	$55,074
Work in process	2,019	5,632
Raw material	74,685	70,769
Obsolescence reserve	(10,948)	(6,675)
	$110,122	$124,800

During the nine months ended June 30, 2016 and 2015, the Company made non-cash inventory transfers of $3.0 million and $4.8 million, respectively, to its rental equipment fleet. Raw materials include semi-finished goods and component parts totaling $52.5 million and $48.4 million, respectively, at June 30, 2016 and September 30, 2015.

7. Long-Term Debt

The Company had no long-term debt outstanding at June 30, 2016 and September 30, 2015.

On March 2, 2011, the Company entered into a credit agreement with Frost Bank with borrowing availability of $50.0 million (the “Credit Agreement”).  On May 4, 2015, the Company amended the Credit Agreement which reduced its borrowing availability to $30.0 million with amounts available for borrowing determined by a borrowing base.  Under the amendments to the Credit Agreement, the borrowing base is determined based upon certain of the Company’s and its U.S. subsidiaries’ assets which include (i) 80% of certain accounts receivable plus (ii) 50% of certain notes receivable (such result not to exceed $10 million) plus (iii) 25% of certain inventories (excluding work-in-process inventories).  As of June 30, 2016, the Company’s borrowing base was $35.3 million resulting in borrowing availability of $30.0 million less $0.5 million of outstanding letters of credit.  The Company’s domestic subsidiaries have guaranteed the obligations of the Company under the Credit Agreement and such subsidiaries have secured their obligations under such guarantees by the pledge of substantially all of the assets of such subsidiaries, except real property assets.  The Credit Agreement expires on May 4, 2018 and all borrowed funds are due and payable at that time.  The Company is required to make monthly interest payments on borrowed funds.  The Credit Agreement as amended limits the incurrence of additional indebtedness, requires the maintenance of a single financial ratio that compares certain of the Company’s assets to certain of its liabilities, restricts the Company and its subsidiaries’ ability to pay cash dividends and contains other covenants customary in agreements of this type.  The interest rate for borrowings under the Credit Agreement as amended is based on the Wall Street Journal prime rate, which was 3.50% at June 30, 2016.  At June 30, 2016, the Company was in compliance with all covenants under the Credit Agreement.

8. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following (in thousands):

	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Totals
Balance at October 1, 2015	$(3)	$(12,942)	$(12,945)
Changes in unrealized gains on available-for-sale securities, net of tax	21	—	21
Foreign currency translation adjustments	—	(1,473)	(1,473)
Balance at June 30, 2016	$18	$(14,415)	$(14,397)

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9. Stock-Based Compensation

During the nine months ended June 30, 2016, the Company issued 182,400 shares of restricted stock under its 2014 Long Term Incentive Plan, as amended (the “Plan”).  The weighted average grant date fair value of the restricted stock was $14.84 per share.  The grant date fair value of these awards was $2.7 million, which will be charged to expense over the next four years as the restrictions lapse.  Compensation expense for restricted stock awards was determined based on the closing market price of the Company’s stock on the date of grant applied to the total number of shares that are anticipated to fully vest.  Recipients of restricted stock awards are entitled to vote such shares and are entitled to dividends, if paid.

During the nine months ended June 30, 2016, the Company also issued 69,300 nonqualified stock options under the Plan.  The options issued are based upon three tiers, each with separate market and service based vesting conditions.  Market based vesting conditions are based on achieving a specified market return on the Company’s stock price.  Compensation expense for the nonqualified stock option awards was determined based on a Monte Carlo simulation, which incorporates the possibility that the market conditions may not be satisfied.   The weighted average grant date fair value of the options issued was determined to be $5.96 per option resulting in unrecognized compensation costs of $0.4 million, which will be charged to expense over the requisite service period of the options, ranging from 18 to 36 months.

As of June 30, 2016, the Company had unrecognized compensation expense of $8.1 million relating to restricted stock awards.  This unrecognized compensation expense is expected to be recognized over a weighted average period of 2.8 years.  In addition, the Company had $0.3 million of unrecognized compensation expense related to nonqualified stock option awards which is expected to be recognized over a weighted average period of 1.7 years.

As of June 30, 2016, a total of 276,150 shares of restricted stock and 159,000 nonqualified stock options shares were outstanding.

10. Loss Per Common Share

The Company applies the two-class method in calculating per share data.  The following table summarizes the calculation of net loss and weighted average common shares and common equivalent shares outstanding for purposes of the computation of loss per share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net loss	$(11,654)	$(8,564)	$(33,661)	$(19,191)
Less: Income allocable to unvested restricted stock	—	—	—	—
Loss available to common shareholders	(11,654)	(8,564)	(33,661)	(19,191)
Reallocation of participating earnings	—	—	—	—
Loss attributable to common shareholders for diluted earnings per share	$(11,654)	$(8,564)	$(33,661)	$(19,191)
Weighted average number of common share equivalents:
Common shares used in basic loss per share	13,051,916	13,002,916	13,042,000	12,994,391
Common share equivalents outstanding related to stock options	—	—	—	—
Total weighted average common shares and common share equivalents used in diluted loss per share	13,051,916	13,002,916	13,042,000	12,994,391
Loss per share:
Basic	$(0.89)	$(0.66)	$(2.58)	$(1.48)
Diluted	$(0.89)	$(0.66)	$(2.58)	$(1.48)

For the calculation of diluted loss per share for the three and nine months ended June 30, 2016 and 2015, 159,000 stock options and 89,700 stock options, respectively, were excluded in the calculation of weighted average shares outstanding as a result of their impact being antidilutive.

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

The following table summarizes the Company’s segment information (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenue:
Seismic	$9,567	$13,538	$25,642	$51,912
Non-Seismic	7,967	6,098	19,687	16,548
Corporate	144	115	417	399
Total	$17,678	$19,751	$45,746	$68,859
Income (loss) from operations:
Seismic	$(10,263)	$(10,253)	$(34,232)	$(23,382)
Non-Seismic	1,194	971	2,604	2,331
Corporate	(2,946)	(3,169)	(9,066)	(9,837)
Total	$(12,015)	$(12,451)	$(40,694)	$(30,888)

13. Income Taxes

The Company’s effective tax rates for the three months ended June 30, 2016 and 2015 were (7.7)% and (33.8)%, respectively.  The Company’s effective tax rates for the nine months ended June 30, 2016 and 2015 were (16.9)% and (34.6)%, respectively. The United States statutory tax rate for the same periods was 35%.  The lower effective tax rates resulted from (i) the provision of a valuation allowance against the Company’s U.S. and Canadian deferred tax assets of $3.4 million recorded during the fiscal quarter ended June 30, 2016, (ii) the provision of a valuation allowance against the Company’s Canadian subsidiary’s deferred tax assets of $2.5 million recorded during the fiscal quarter ended March 31, 2016, and (iii) a net expense adjustment totaling $1.0 million recorded during the fiscal quarter ended March 31, 2016 to correct the Company’s fiscal year 2015 income tax benefit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the major elements of our consolidated financial statements.  You should read this discussion and analysis together with our consolidated financial statements, including the accompanying notes, and other detailed information appearing elsewhere in this Quarterly Report on Form 10-Q and our annual report on Form 10-K for the year ended September 30, 2015.

Forward-Looking Statements

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

Wireless Products

We have developed a land-based wireless (or nodal) seismic data acquisition system called the GSX.  Each GSX station operates independently and therefore can be deployed in virtually unlimited channel configurations.  Rather than utilizing interconnecting cables as required by most traditional land data acquisition systems, each GSX station operates as an independent data collection system.  As a result, our GSX system requires less maintenance, which we believe allows our customers to operate more effectively and efficiently because of its reduced environmental impact, lower weight and ease of operation.  Our GSX system is designed into configurations ranging from one to four channels per station.  Since its introduction in 2008 and through June 30, 2016, we have sold 335,000 GSX channels and we have 127,000 GSX channels in our rental fleet.  Due to depressed seismic industry conditions, we do not expect to expand our GSX rental fleet in the foreseeable future.

We have also developed a marine-based wireless seismic data acquisition system called the OBX.  Similar to our GSX land-based wireless system, the marine OBX system can be deployed in virtually unlimited channel configurations and does not require interconnecting cables between each station.  Our deep water versions of the OBX system can be deployed in depths of up to 3,450 meters.  Through June 30, 2016, we have sold 460 OBX stations and we have 5,700 OBX stations in our rental fleet.

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

We have not delivered nor did we receive orders for any permanent reservoir monitoring systems during fiscal year 2015 or during the first nine months of fiscal year 2016.

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

Consolidated Results of Operations

We report and evaluate financial information for two segments: Seismic and Non-Seismic.  Summary financial data by business segment follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Seismic
Traditional exploration product revenue	$2,519	$6,323	$10,711	$23,613
Wireless exploration product revenue	6,576	6,017	13,180	23,796
Reservoir product revenue	472	1,198	1,751	4,503
Total revenue	9,567	13,538	25,642	51,912
Operating loss	(10,263)	(10,253)	(34,232)	(23,382)
Non-Seismic
Revenue	7,967	6,098	19,687	16,548
Operating income	1,194	971	2,604	2,331
Corporate
Revenue	144	115	417	399
Operating loss	(2,946)	(3,169)	(9,066)	(9,837)
Consolidated Totals
Revenue	17,678	19,751	45,746	68,859
Operating loss	(12,015)	(12,451)	(40,694)	(30,888)

Overview

Early in calendar year 2014, we began to experience a softening in the demand for our seismic exploration products, particularly in North America, as capital budgets for oil and gas producers were trending away from exploration-focused activities toward production and exploitation activities.  During this period oil production in North America’s unconventional shale reservoirs increased, as did oil production from other non-OPEC countries, resulting in an oversupply of crude oil in the world market.  Market prices for a barrel of crude oil declined from over $100 in July 2014 to approximately $40 in July 2016.  With the decline in oil and natural gas prices, oil and gas exploration and production companies experienced a significant reduction in cash flows, which resulted in sharp reductions in their capital spending budgets for oil and gas exploration-focused activities, including seismic activities.  In addition, we have not received any orders for permanent reservoir monitoring systems since the Statoil order was completed in April 2014.  We expect sales of our seismic products, and in particular our traditional and wireless products, to remain low until crude oil prices stabilize at higher levels and exploration-focused industry conditions improve.  We expect these challenging industry conditions to negatively impact the demand for our seismic products throughout fiscal year 2016 and beyond.

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

Three and nine months ended June 30, 2016 compared to the three and nine months ended June 30, 2015

Consolidated revenue for the three months ended June 30, 2016 decreased $2.1 million, or 10.5%, from the corresponding period of the prior fiscal year.  Consolidated revenue for the nine months ended June 30, 2016 decreased $23.1 million, or 33.6%, from the corresponding period of the prior fiscal year. The decrease in revenue for the three and nine months ended June 30, 2016 was primarily attributable to substantially lower product demand in our seismic business segment driven by the low level of crude oil prices.  While crude oil prices have recently rebounded to approximately $45/barrel, market conditions in the seismic industry continue to remain depressed due to reduced capital spending for seismic exploration-focused activities.

Consolidated gross profit (loss) for the three months ended June 30, 2016 was ($2.9) million, compared to ($3.3) million for the corresponding period of prior fiscal year.  The improvement in gross profit (loss) for the three months ended June 30, 2016 was primarily caused by (i) a decrease in unabsorbed fixed manufacturing costs resulting from the Company’s workforce reduction in the second fiscal quarter of 2016, (ii) a decrease in warranty expense due to a decline in product defects and (iii) increased rental revenue.

These improvements were partially offset by an increase in inventory obsolescence expenses related to our seismic products.  Consolidated gross profit (loss) for the nine months ended June 30, 2016 was ($13.9) million, compared to ($1.9) million for the corresponding period of prior fiscal year.  The change in gross profit (loss) for the nine months ended June 30, 2016 was caused by a number of factors, including (i) a substantial reduction in seismic product revenue, (ii) fixed depreciation expenses from our rental equipment during periods of low utilization, (iii) unabsorbed fixed manufacturing costs due to lower factory utilization caused by reduced demand for our seismic products and (iv) increased inventory obsolescence expenses due to higher levels of slow-moving inventories.  We expect our seismic product gross margins to be lower throughout fiscal year 2016 due to expected lower manufacturing activity caused by reduced seismic product demand.

In light of current market conditions, we have evaluated the level of our seismic product inventories at June 30, 2016 and we continue to believe that those inventory balances far exceed levels considered appropriate for the current level of product demand, although we do expect our seismic product inventory levels to continue to decline slowly throughout fiscal year 2016 and beyond.  During such periods of excessive inventory levels, our policy has been, and will continue to be, to record higher obsolescence expense in our consolidated income statement as we experience reduced levels of inventory turnover and as our inventories continue to age.  Due to weak seismic product demand which is expected to continue into the foreseeable future, we expect significantly higher levels of inventory obsolescence expense during fiscal year 2016 and beyond until seismic product demand and resulting seismic inventory turnover returns to acceptable levels.

Consolidated operating expenses for the three months ended June 30, 2016 decreased $30,000, or 0.3%, from the corresponding period of the prior fiscal year.  The decrease in operating expenses for the three months ended June 30, 2016 was attributable to the Company’s cost reduction program implemented during the second fiscal quarter of 2016, partially offset by a $0.4 million increase in bad debt expense.  Consolidated operating expenses for the nine months ended June 30, 2016 decreased $2.2 million, or 7.5%, from the corresponding period of the prior fiscal year.  The decrease in operating expenses was attributable to the cost reduction program, and such reductions were partially offset by $0.5 million of termination costs associated with the program.  The decrease in operating expenses also reflects the collection of past due accounts receivable from a seismic customer, which contributed to a net bad debt recovery of $0.1 million for the nine months ended June 30, 2016 compared to a bad debt expense of $1.1 million for the corresponding period of the prior year.

Consolidated other loss for the three months ended June 30, 2016 increased $0.1 or 26.2%, from the corresponding period of the prior fiscal year.  The increase in other loss primarily resulted from an increase in foreign exchange losses attributable to U.S. dollar deposits held by our Russian subsidiary.  Consolidated other income for the nine months ended June 30, 2016 decreased $1.4 million, or 88.6%, from the corresponding period of the prior fiscal year.  The decrease in other income primarily resulted from a decrease in foreign exchange gains attributable to U.S. dollar deposits held by our Russian subsidiary.

Our effective tax rates for the three months ended June 30, 2016 and 2015 were (7.7)% and (33.8)%, respectively.  Our effective tax rates for the nine months ended June 30, 2016 and 2015 were (16.9)% and (34.6)%, respectively. The United States statutory tax rate for the same periods was 35%.  The lower effective tax rates resulted from (i) the provision of a valuation allowance against the Company’s U.S. and Canadian deferred tax assets of $3.4 million recorded during the fiscal quarter ended June 30, 2016, (ii) the provision of a valuation allowance against our Canadian subsidiary’s deferred tax assets of $2.5 million recorded during the fiscal quarter ended March 31, 2016, and (iii) a net expense adjustment totaling $1.0 million recorded during the fiscal quarter ended March 31, 2016 to correct our fiscal year 2015 income tax benefit.

Seismic Products

Revenue

Revenue from our seismic products for the three months ended June 31, 2016 decreased $4.0 million, or 29.3%, from the corresponding period of the prior fiscal year.  Revenue from our seismic products for the nine months ended June 31, 2016 decreased $26.3 million, or 50.6%, from the corresponding period of the prior fiscal year.  In each of the product groups below, the decline in revenue resulted from lower demand for our seismic products due to the deterioration of industry conditions brought about by the substantial decline in oil and gas prices which began in 2014.  While crude oil prices have recently rebounded to approximately $45/barrel, market conditions in the seismic industry continue to remain depressed due to reduced capital spending for seismic exploration-focused activities.  The components of this decrease include the following:

•

Traditional Exploration Product Revenue – For the three months ended June 30, 2016, revenue from our traditional products decreased $3.8 million, or 60.2% from the corresponding period of the prior fiscal year. For the nine months ended June 30, 2015, revenue from our traditional products decreased $12.9 million, or 54.6% from the corresponding period of the prior fiscal year.  The decrease for both periods primarily reflects lower demand for most of our land and marine exploration products due to lower seismic crew activities.

•

Wireless Exploration Product Revenue – For the three months ended June 30, 2016, revenue from our GSX and OBX wireless products increased by $0.6 million, or 9.3%, from the corresponding period of the prior fiscal year.  The increase for the three months ended June 30, 2016 was primarily due to an increase in rental revenue attributable to a large OBX rental contract (the “OBX Contract”).  For the nine months ended June 30, 2016, revenue from our GSX and OBX wireless products decreased by $10.6 million, or 44.6%, from the corresponding period of the prior fiscal year.  Revenue for the prior year includes $3.0 million resulting from the revenue recognition of a non-refundable deposit on a cancelled purchase order.  In addition, the reduction in revenue for the nine months ended June 30, 2016 reflects weak demand for product sales due to reduced seismic exploration projects and an abundance of unutilized customer-owned equipment in the marketplace.  However, rental revenues increased slightly during the nine months ended June 30, 2016 due to the OBX Contract.  Rental revenues from the OBX Contract were $4.1 million and $7.4 million for the three months and nine months ended June 30, 2016.  We expect to recognize future revenues from the OBX Contract of approximately $6 to $9 million.

•

Reservoir Product Revenue – For the three months ended June 30, 2016, revenue from our reservoir products decreased $0.7 million, or 60.6%, from the corresponding period of the prior fiscal year.  For the nine months ended June 30, 2016, revenue from our reservoir products decreased $2.8 million, or 61.1%, from the corresponding period of the prior fiscal year.  The revenue decrease for both periods resulted from lower borehole product sales and repairs.  We have not delivered nor did we receive orders for any permanent reservoir monitoring systems during fiscal year 2015 or during the first nine months of fiscal year 2016.  We continue to actively market these products to our customers.

During the nine months ended June 30, 2016, demand for our seismic products has fallen to historic lows.  In past periods when customer demand for our seismic products was greater, especially demand for large orders for our GSX wireless systems and our seabed permanent reservoir monitoring systems, orders for such products would generally occur irregularly making it difficult for us to predict our sales and production levels each quarter.  Furthermore, product shipping dates are generally determined by our customers and are not at our discretion.  As a result, these factors have caused past sales of our seismic products to be unpredictable, or “lumpy,” and if demand were to resume to historical levels, we would expect this trend to continue.

Operating Loss

Our operating loss associated with revenue from our seismic products for the three months ended June 30, 2016 increased $10,000, or 0.1%, from the corresponding period of the prior year.  The increase in operating loss was primarily due to an increase in inventory obsolescence expense.  This increase was partially offset by (i) workforce reductions, (ii) lower warranty expenses and (iii) increased rental revenues.  Our operating loss associated with revenue from our seismic products for the nine months ended June 30, 2016 increased $10.9 million, or 46.4%, from the corresponding period of the prior year.  The increase in operating loss for the nine months ended June 30, 2016 was due to the substantial decline in our product revenue combined with a high level of fixed manufacturing costs and rental equipment depreciation expenses.

Non-Seismic Products

Revenue

Revenue from our non-seismic products for the three months ended June 30, 2016 increased $1.9 million, or 30.6%, from the corresponding period of the prior fiscal year.  Revenue from our non-seismic products for the nine months ended June 30, 2016 increased $3.1 million, or 19.0%, from the corresponding period of the prior fiscal year.  The increase in revenue for both periods was primarily attributable to higher demand for our industrial products.  The revenue increase for the both periods was partially offset by lower sales of our offshore cable products.

Operating Income

Our operating income associated with sales of our non-seismic products for the three months ended June 30, 2016 increased by $0.2 million, or 23.0%, from the corresponding period of the prior fiscal year.  Our operating income associated with sales of our non-seismic products for the nine months ended June 30, 2016 increased by $0.3 million, or 11.8%, from the corresponding period of the prior fiscal year.  The increase in operating income for the three and nine months ended June 30, 2016 was primarily the result of increased sales of our industrial products.

Liquidity and Capital Resources

At June 30, 2016, we had approximately $11.5 million in cash and cash equivalents and $27.3 million in short-term investments.  For the nine months ended June 30, 2016, we used $1.1 million of cash in operating activities.  These uses of cash included (i) our net loss of $33.7 million, (ii)  a $1.8 million decrease in accounts payable primarily due to declining inventory purchases resulting from reduced product demand, (ii) a $2.1 million decrease in accrued and other expenses primarily due to the payment of calendar year 2015 property taxes, (iii) a $4.4 million increase in prepaid and other current assets primarily attributable to straight-line rent receivable associated with an OBX rental contract and  (iv) $1.4 million in excess tax expense associated with the vesting of restricted stock.  These uses of cash were partially offset by (i) net non-cash charges of $31.4 million from deferred income taxes, depreciation, accretion, stock-based compensation, inventory obsolescence, write-down of inventories and bad debts, (ii) a $6.9 million decrease in income tax receivable primarily resulting from an $18.3 million income tax refund received in our second quarter, (ii) a $3.1 million decrease in inventories caused by a drawdown of our excess levels of finished goods.

For the nine months ended June 30, 2016, we used cash of $9.6 million from investing activities.  These uses of cash included (i) net disbursements of $9.1 million from the purchase and sale of short-term investments, (ii) $1.2 million for additions to our property, plant and equipment and (iii) $0.5 million to expand our rental equipment fleet primarily for the addition of OBX nodes (this amount excludes approximately $3.0 million of non-cash transfers of inventories to our rental fleet). . These uses of cash were partially offset by $1.3 million in proceeds from the sale of used rental equipment.  We periodically respond to various customer inquiries for additional OBX rental systems.  If our customers order additional OBX rental systems, we may need to execute a non-cash transfer of additional OBX nodes and related equipment from our inventories to our rental fleet.  In addition, we may need to partially or completely manufacture additional OBX nodes and related equipment if our finished goods inventories do not contain sufficient quantities of completed OBX products to meet customer demand.  In the absence of additional customer orders for OBX systems, we expect fiscal year 2016 cash investments in our rental fleet to be approximately $0.5 million and additional non-cash transfers from our inventory account of up to $3.5 million.  We estimate total fiscal year 2016 cash investments in property, plant and equipment will be approximately $2.0 million.  We expect these capital expenditures to be funded from our cash on hand, internal cash flow, or, if necessary, from borrowings under our credit agreement.

For the nine months ended June 30, 2016 and June 30, 2015, we had no cash flows from financing activities.

With the decline in oil and natural gas prices which have occurred since July 2014, exploration and production companies have experienced a significant reduction in cash flows resulting in sharp reductions in their capital spending budgets for exploration-focused activities, including seismic activities.  As a result, our seismic business segment has experienced a significant decline in product orders and associated revenue, resulting in substantial operating losses and the continued depletion of our cash balances.  Due to the uncertainty concerning a recovery of crude oil prices to levels capable of sustaining increased seismic exploration activities, we expect these depressed market conditions to continue through fiscal year 2016 and beyond.

Our available cash, cash equivalents and short-term investments totaled $38.8 million at June 30, 2016, including $6.6 million of cash and cash equivalents held by our foreign subsidiaries and branch offices.  We intend to permanently reinvest the undistributed earnings of our foreign subsidiaries.  If we were to repatriate the cash held by our foreign subsidiaries, we would be required to accrue and pay income taxes in the United States.

Our credit agreement allows for borrowings of up to $30.0 million with such amounts available for borrowing determined by a borrowing base.  At June 30, 2016, we had no outstanding borrowings under the credit agreement and our borrowing availability under the credit facility was $29.5 million due to outstanding letters of credit.  At June 30, 2016, we were in compliance with all covenants under the credit agreement and we expect to remain in compliance with all covenants throughout fiscal year 2016.  We currently do not anticipate the need to borrow from the credit agreement during fiscal year 2016 and for the foreseeable future; however, we can make no assurance that we will not do so.

In March 2016, we received an $18.3 million income tax refund from the U.S. Department of Treasury.  The refund was a result of the significant tax losses we experienced in fiscal year 2015 which we elected to carryback to our fiscal year 2013 U.S. tax return to recoup taxes previously paid.  In addition, should we continue to incur significant pretax losses in fiscal year 2016, we will be eligible for a maximum tax refund of up to approximately $13 million upon the filing of our fiscal year 2016 U.S. tax return.  We believe the combination of our existing cash balances, expected cash proceeds from executed rental contracts, short-term investments, future tax refunds and available borrowings under the credit agreement will be sufficient to finance our operating losses and planned capital expenditures for the next twelve months.

Critical Accounting Policies

During the nine months ended June 30, 2016, there has been no material change to our critical accounting policies discussed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

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

Foreign Currency and Operations Risk

One of our wholly-owned subsidiaries, Geospace Technologies Eurasia, is located in the Russian Federation.  In addition, we operate a branch office, Geospace Technologies Sucursal Sudamericana, in Colombia. Our financial results for these entities may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions or changes in the political climate.  Our consolidated balance sheet at June 30, 2016 reflected approximately $3.0 million and $0.1 million of foreign currency denominated net working capital related to our Russian and Colombian operations, respectively.  Both of these entities receive a portion of their revenue and pay a majority of their expenses primarily in their local currency.  To the extent that transactions of these entities are settled in their local currency, a devaluation of these currencies versus the U.S. dollar could reduce any contribution from these entities to our consolidated results of operations and total comprehensive income as reported in U.S. dollars.  We do not hedge the market risk with respect to our operations in these countries; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of such currencies versus U.S. dollars to the extent such disruptions result in any reduced valuation of these foreign entities’ net working capital or future contributions to our consolidated results of operations.  At June 30, 2016, the foreign exchange rate for $1.00 (one U.S. dollar) was equal to 64.0 Russian Rubles and 3,033 Colombian Pesos, respectively.  If the value of the U.S. dollar were to strengthen by ten percent against these foreign currencies, our working capital in the Russian Federation and in Colombia would decline by $0.3 million and $6 thousand U.S. dollars, respectively.

Foreign Currency Intercompany Accounts and Notes Receivable

From time to time, we provide access to capital to our foreign subsidiaries through U.S. dollar denominated interest bearing promissory notes.  Such funds are generally used by our foreign subsidiaries to purchase capital assets and for general working capital needs. In addition, we sell products to our foreign subsidiaries on trade credit terms in both U.S. dollars and in the subsidiary’s local currency.  At June 30, 2016, we had outstanding Canadian-dollar denominated intercompany accounts receivable of CAN$27.5 million.  Approximately CAN$3.3 million of these intercompany receivables are considered by management to be of a short-term nature whereby the appreciation or devaluation of the Canadian dollar against the U.S. dollar will result in a gain or loss, respectively, to our consolidated statement of operations.  The Company considers approximately CAN$24.2 million of the intercompany receivable to be of a long-term nature whereby settlement is not planned or anticipated in the foreseeable future; therefore, any resulting foreign exchange gains and losses are reported in the consolidated balance sheets as a component of other comprehensive income in accordance with ASC 830 “Foreign Currency Matters”.  In June 2016, we entered into a CAN$3.0 million 90-day hedge agreement with a United States bank to hedge a portion of our short-term Canadian dollar foreign exchange rate exposure, resulting in an under-hedged position of approximately $0.4 million Canadian dollars. To the extent our under-hedged position remains, if the U.S. dollar exchange rate were to strengthen by ten percent against the Canadian dollar, we would recognize a foreign exchange loss of $40 thousand U.S. dollars in our consolidated financial statements.

Floating Interest Rate Risk

Our credit agreement contains a floating interest rate which subjects us to the risk of increased interest costs associated with any upward movements in bank market interest rates.   Under our credit agreement our borrowing interest rate is the Wall Street Journal prime rate, which was 3.50% at June 30, 2016.  As of June 30, 2016 and September 30, 2015, there were no borrowings outstanding under our credit agreement.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of June 30, 2016, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control over Financial Reporting

We previously reported a material weakness in our internal control over financial reporting.   As of September 30, 2015, we did not maintain effective monitoring and oversight controls over income taxes.  Additionally, as disclosed in Note 13 – Income Taxes, during our fiscal quarter ended March 31, 2016, we identified an error relating to income taxes which impacted our September 30, 2015 consolidated financial statements.

Beginning with our fiscal quarter ended December 31, 2015, we engaged RSM US LLP (“RSM”), a third-party public accounting firm with global tax expertise and experience, to review our quarterly federal, state, and foreign tax positions to ensure that we are in compliance with the guidance of ASC 740.

We believe that this measure remediates the material weakness and, therefore strengthens our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits

The following exhibits are filed with this Report on Form 10-Q or are incorporated by reference

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

GEOSPACE TECHNOLOGIES CORPORATION

Date: August 5, 2016	By:	/s/ Walter R. Wheeler
Walter R. Wheeler, President
and Chief Executive Officer
(duly authorized officer)

Date: August 5, 2016	By:	/s/ Thomas T. McEntire
Thomas T. McEntire, Vice President,
Chief Financial Officer and Secretary
(principal financial officer)