Form 10-K
period 2016-09-30
GEOSPACE TECHNOLOGIES CORP
filed 2016-11-17
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended September 30, 2016

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 001-13601

GEOSPACE TECHNOLOGIES CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Texas	76-0447780
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7007 Pinemont Drive

Houston, Texas 77040-6601

(Address of Principal Executive Offices)

(713) 986-4444

(Registrant’s telephone number, including area code)

Securities Registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock	The NASDAQ Global Market

Securities Registered pursuant to Section 12(g) of the Act:NONE

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

There were 13,328,016 shares of the Registrant’s Common Stock outstanding as of the close of business on October 31, 2016.  As of March 31, 2016, the aggregate market value of the Registrant’s Common Stock held by non-affiliates was approximately $159 million (based upon the closing price of $12.34 on March 31, 2016, as reported by The NASDAQ Global Market).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Registrant’s 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

PART I

Item 1. Business

Business Overview

Geospace Technologies Corporation reincorporated as a Texas corporation effective April 16, 2015.  We originally incorporated as a Delaware corporation on September 27, 1994.  Unless otherwise specified, the discussion in this Annual Report on Form 10-K refers to Geospace Technologies Corporation and its subsidiaries.  We design and manufacture instruments and equipment used in the oil and gas industry to acquire seismic data in order to locate, characterize and monitor hydrocarbon producing reservoirs.  We also design and manufacture non-seismic products, including industrial products, offshore cables and imaging equipment.  We report and categorize our customers and products into two different segments: Seismic and Non-Seismic.

We have engaged in the seismic instrument and equipment business since 1980 and market our products primarily to the oil and gas industry.  Demand for our products has been, and will likely continue to be, vulnerable to downturns in the economy and the oil and gas industry in general.  For more information, please refer to the risks discussed under the heading “Risk Factors.”

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

Traditional Products

An energy source and a data recording system are combined to acquire seismic data.  We provide many of the components of seismic data recording systems, including geophones, hydrophones, multi-component sensors, leader wire, geophone strings, connectors, seismic telemetry cables and other seismic related products.  On land, our customers use geophones, leader wire, cables and connectors to receive and measure seismic reflections resulting from an energy source into data recording units, which store the seismic information for subsequent processing and analysis.  In the marine environment, large ocean-going vessels tow long seismic cables known as “streamers” containing hydrophones which are used to detect pressure changes.  Hydrophones transmit electrical impulses back to the vessel’s data recording unit where the seismic data is stored for subsequent processing and analysis.  Our marine seismic products also help steer streamers while being towed and help recover streamers if they become disconnected from the vessel.

Our seismic sensor, cable and connector products are compatible with most major competitive seismic data acquisition systems currently in use.  Revenue from these products results primarily from seismic contractors purchasing our products as components of new seismic data acquisition systems or to repair and replace components of seismic data acquisition systems already in use.

Our products used in marine seismic data acquisition include our seismic streamer retrieval devices (“SRDs”).  Occasionally, streamer cables are severed and become disconnected from the vessel as a result of obstacles, inclement weather, vessel traffic or human error.  Our SRDs, which are attached to the streamer cables, contain air bags which are designed to inflate automatically at a given water depth, bringing the severed streamer cables to the surface.  These SRDs save the seismic contractors significant time and money compared to the alternative of losing the streamer cable.  We also produce seismic streamer steering devices, or “birds,” which are fin-like devices that attach to the streamer cable.  These birds help maintain the streamer cable at a certain desired depth as it is being towed through the water.

Wireless Products

We have developed a land-based wireless (or nodal) seismic data acquisition system called the GSX.  Rather than utilizing interconnecting cables as required by most traditional land data acquisition systems, each GSX station operates as an independent data collection system, allowing our GSX stations to be deployed in virtually unlimited channel configurations.  As a result, our GSX system requires less maintenance, which we believe allows our customers to operate more effectively and efficiently because of its reduced environmental impact, lower weight and ease of operation.  Our GSX system is designed into configurations ranging from one to four channels per station.  Since its introduction in 2008 and through September 30, 2016, we have sold 336,000 GSX channels and we have 127,000 GSX channels in our rental fleet.  We do not expect to expand our GSX rental fleet in the foreseeable future.

We have also developed a marine-based wireless seismic data acquisition system called the OBX.  Similar to our GSX land-based wireless system, the marine OBX system can be deployed in virtually unlimited channel configurations and does not require interconnecting cables between each station.  Our deep water versions of the OBX system can be deployed in depths of up to 3,450 meters.  Through September 30, 2016, we have sold 460 OBX stations and we have 5,700 OBX stations in our rental fleet.  In the absence of additional customer orders for OBX systems, we do not expect to make to make any cash investments into our OBX rental fleet during fiscal year 2017.

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

In November 2012, we received an order from Statoil (the “Statoil Order”) for $171.7 million, including amendments, to instrument two reservoirs in the North Sea.  During the fiscal years ended September 30, 2013 and 2014, we recognized revenue of $109.6 million and $62.1 million, respectively, from the Statoil Order using the percentage of completion revenue recognition method.  During the fiscal year ended September 30, 2014, we also delivered a $5.0 million permanent land reservoir monitoring system for use in Saudi Arabia and a $4.4 million system to enlarge BP’s existing Valhall field system.  We did not deliver nor did we receive orders for any permanent reservoir monitoring systems during fiscal year 2015 and 2016.

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

Our non-seismic products include electronic pre-press products that employ direct thermal imaging and digital inkjet printing technologies targeted at the commercial graphics, industrial graphics, textile and flexographic printing industries.  These industrial products include (i) sensors and tools for vibration monitoring, mine safety application and earthquake detection, (ii) cables for power and communication for the offshore oil and gas and offshore construction industries, (iii) water meter cables and connectors, and (iv) other specialty industrial cable and connector products.

Business Strategy

Our business strategy is focused on continued investment in research and development, expansion of our manufacturing and engineering capacity, expansion of our seismic equipment rental business, selective acquisitions, reinvestment of profits and minimizing debt obligations.

•

Continue Investment in Research and Development – Historically, our growth has been driven through our internal development of new products targeted at the seismic industry.  In past years, our seismic product innovations included the introduction of borehole seismology tools, seabed permanent reservoir monitoring systems and wireless data acquisition systems for both land and marine applications.  These innovative technologies are the result of our continuous investment in research and development initiatives, even during difficult industry cycles when we experience a significant decline in customer demand for our products.  We believe our past growth is a direct result of this strategy and we intend to continue such research and development investments.

•

Attract and Retain Engineering Staff – Our engineering staff has been key to our success; we intend to continue our tradition of retaining and attracting engineering staff and providing appropriate compensation and benefits.

•

Expand Manufacturing and Engineering Capacity to Accommodate Future Growth – Our new product innovations led to significant revenue growth in previous years.  Since our initial public offering in 1997, and through fiscal year 2016, we have expanded our manufacturing, warehousing, engineering and office space from 99,000 square feet to 610,000 square feet.  Early in fiscal year 2013, we received the Statoil Order which required us to design and manufacture two seabed permanent reservoir monitoring systems.  This order required substantially all of our manufacturing capacity and capabilities for a period of approximately 18 months, requiring us to outsource many of our routine manufacturing activities and to turn away potential customer orders for other products.  Furthermore, we had no spare manufacturing capacity to accommodate any other large order for a permanent reservoir monitoring system, should one have occurred.  We believe we are the world leader in the design and manufacture of these systems.  As such, we expect to receive future orders for large-scale reservoir monitoring systems which may exceed the magnitude of the Statoil Order, although the timing and frequency of such orders, if any, is unknown.  We are currently experiencing depressed industry conditions as a result of lower crude oil prices and their impact upon capital spending in the oil and gas industry worldwide.  The resulting significant decline in seismic product orders and, in particular, the lack of any orders for permanent reservoir monitoring systems, have required us to defer our plans to expand our manufacturing and engineering facilities until product demand, including demand for large permanent reservoir monitoring systems, and factory capacity utilization return to levels comparable to those we experienced during fiscal year 2013.

•

Pursue the Seismic Equipment Rental Business – We have offered seismic equipment to our customers on a rental basis for many years, originally through our subsidiary in Canada.  Following our introduction of new wireless data acquisition technology in 2008, we began offering our newly introduced GSX systems for rent in 2009.  At September 30, 2016, our rental fleet contained 127,000 GSX channels which are warehoused in North and South America.  Many current owners of our GSX channels were initially introduced to the product through a rental.  We believe this rental strategy has contributed to the sale of 336,000 GSX channels since its introduction in 2008.  We have also expanded this rental strategy to our marine OBX wireless system.  At September 30, 2016, our rental fleet contained 5,700 OBX stations.  Since demand has declined substantially for the rental of our GSX equipment due to the significant underutilization of customer-owned land data acquisition systems, we have no expectation of increasing our GSX rental fleet in the foreseeable future.  However, in light of on-going discussions with customers and existing quotations outstanding for OBX systems, we believe our OBX rental revenue could increase in fiscal year 2017, although we can offer no assurances of such an increase due to the lack of executed firm rental contracts.  In order to meet this potential demand, we could be required to place additional OBX stations into our rental fleet.  We believe our rental business creates opportunities for us to demonstrate the qualities and benefits of new products like the GSX and OBX to potential customers without requiring the customer to make a large upfront capital investment.  As a result, we will continue adding new product technologies to our rental fleet to meet customer demand.

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

Segment and Geographic Information

We report and categorize our revenue and products into two business segments: Seismic and Non-Seismic.  Our Seismic product segments currently include traditional exploration products, wireless exploration products and reservoir products.  Our Non-Seismic product segments include imaging and industrial products.  Frequently, we receive a minor amount of Seismic product revenue from our Non-Seismic customers.  For a discussion of financial information by segment and geographic area, see Note 21 to the consolidated financial statements contained in this Annual Report on Form 10-K.

Competition

Seismic Products

We are one of the world’s largest designers and manufacturers of seismic related products.  The principal competitors for many of our traditional seismic products are Sercel (a division of CGG), ION Geophysical (“ION”) and INOVA (a joint venture formed in 2009 between ION and Bureau of Geophysical Prospecting, a subsidiary of China National Petroleum Company).  Furthermore, entities in China affiliated with Sercel as well as other Chinese manufacturers produce low-cost geophones meeting current industry standards.  Geophones are generally price sensitive, so the ability to manufacture these products at a low cost is essential to maintain market share.  We believe our primary competitor in the manufacture of our marine products is Sercel.

The primary competitors for our land wireless data acquisition systems are Sercel, FairfieldNodal, INOVA, Wireless Seismic and numerous smaller entities.  We believe the primary competitors for our marine nodal data acquisition systems are marine seismic data acquisition service providers like FairfieldNodal, Seabed Geosolutions (a joint venture formed between Fugro and CGG), and Magseis ASA, each of whom utilizes their own proprietary nodal technology.  For land and marine wireless data acquisition systems, while price is an important factor in a customer’s decision to purchase the product, we believe customers also place a high value on a product’s historical performance and the ongoing engineering and field support provided by the product’s manufacturer.

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

Non-Seismic Products

There are numerous competitors and competitive technologies including other direct thermal printer manufacturers and manufacturers of direct-to-screen and inkjet solutions.  Our non-seismic industrial products face competition from numerous domestic and international specialty product manufacturers.

Suppliers

We purchase raw materials from a variety of suppliers located in various countries.  We typically have multiple suppliers for our critical materials.  We purchase all of our thermal film from a single supplier.  Except for the film sold to us by this supplier, we know of no other source for thermal firm that performs as well in our thermal imaging equipment.  In addition, certain models of our marine wireless products use a timing device manufactured by a single supplier.  We currently do not possess the ability to manufacture this component and have no other source for this device.  For a discussion of the risks related to our reliance on these suppliers, see “Risk Factors – We Rely on Key Suppliers for Certain Components Used in Our Products.”

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

Markets and Customers

Our principal customers for our traditional and wireless seismic products are seismic contractors and, to a lesser extent, major independent and government-owned oil and gas companies that either operate their own seismic crews or specify seismic instrument and equipment preferences to contractors.  For our deep water permanent reservoir monitoring products, our customers are generally large international oil and gas companies that operate long-term offshore oil and gas producing properties.  Our graphics imaging customers primarily consist of direct users of our equipment as well as specialized resellers that focus on the screenprinting and flexographic printing industries.  Our industrial product customers consist of specialty manufacturers, research institutions and industrial product distributors.  One customer comprised 18.5% of our revenue during fiscal year 2016.  No customer comprised 10% of our revenue during fiscal year 2015.  Revenue recognition for the Statoil Order comprised 26.2% of our revenue during fiscal year 2014.  The following table describes our revenue by customer type (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2016	2015	2014
Traditional seismic exploration product revenue	$13,298	$30,083	$52,001
Wireless seismic exploration product revenue	18,400	25,070	78,636
Seismic reservoir product revenue	2,094	5,412	84,309
Industrial product revenue	16,223	11,965	9,872
Imaging product revenue	11,485	11,793	11,548
Corporate	560	544	546
	$62,060	$84,867	$236,912

Intellectual Property

We seek to protect our intellectual property by means of patents, trademarks, trade secrets and other measures.  We hold patents on geophones, micro-geophones, seismic data acquisition, in-line retrieval devices and water meter connectors, and we have pending applications on related technology.  We do not consider any single patent essential to our success.  Our patents are scheduled to expire at various dates through 2034.  At this time we are not able to predict the effect of any patent expiration.  We protect our proprietary rights to our technology through a variety of methods, including confidentiality agreements and proprietary information agreements with suppliers, employees, consultants and others who may have access to proprietary information.

Research and Development

We expect to incur significant future research and development expenditures aimed at the development of additional seismic and non-seismic products.  We have incurred company-sponsored research and development expenses of $13.9 million, $14.7 million and $16.5 million during the fiscal years ended September 30, 2016, 2015 and 2014, respectively.

Employees

As of September 30, 2016, we employed 785 people predominantly on a full-time basis, of which 490 were employed in the United States, 256 in the Russian Federation and the remainder in the United Kingdom, Canada, China and Colombia.  A majority of our employees in the Russian Federation belong to a regional union for machine manufacturers.  Our remaining employees are not unionized.  We have never experienced a work stoppage and consider our relationship with our employees to be satisfactory.

Financial Information by Segment and Geographic Area

For a discussion of financial information by segment and geographic area, see Note 20 to the consolidated financial statements contained in this Annual Report on Form 10-K.  For a description of risks attendant to our foreign operations, please see “Risk Factors - Our Foreign Subsidiaries and Foreign Marketing Efforts Are Subject to Additional Political, Economic, Legal and Other Uncertainties Not Generally Associated with Domestic Operations.”

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

Generally, as exists at present, imbalances in the supply and demand for oil and gas will ordinarily affect oil and gas prices and, in such circumstances, our company will be adversely affected as now with world supplies exceeding demand.

Our New Products Require a Substantial Investment by Us in Research and Development Expense and May Not Achieve Market Acceptance

Our outlook and assumptions are based on various macro-economic factors and internal assessments, and actual market conditions could vary materially from those assumed.  In recent years, we have incurred significant expenditures to fund our research and development efforts, and we intend to continue those expenditures in the future.  However, research and development is by its nature speculative, and we cannot assure you that these expenditures will result in the development of new products or services or that any new products and services we have developed recently or may develop in the future will be commercially marketable or profitable to us.  In particular, we have incurred substantial expenditures to develop our land and marine wireless nodal seismic data acquisition systems, as well as other seismic products for permanent reservoir monitoring applications.  In addition, we try to use some of our capabilities to supply products to new markets.  We cannot assure you that we will realize our expectations regarding acceptance of and revenue generated by our new products and services in existing or new markets.

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

Our Credit Risk Could Increase and We May Incur Bad Debt Write-Offs if Our Customers Continue to Face Difficult Economic Circumstances

We believe that our allowance for bad debts is adequate in light of known circumstances.  However, we cannot assure you that additional amounts attributable to uncollectible accounts and notes receivable and bad debt write-offs will not have a material adverse effect on our future results of operations.  Many of our seismic customers are not well capitalized and as a result cannot always pay our invoices when due.  We have in the past incurred write-offs in our accounts and notes receivable due to customer credit problems.  We have found it necessary from time to time to extend trade credit, including promissory notes, to long-term customers and others where some risks of non-payment exist.  With the recent decline in oil prices and a decline in seismic activities around the world, some of our seismic customers may experience significant liquidity difficulties, which increase those credit risks.  An increase in the level of bad debts and any deterioration in our credit risk could adversely affect the price of our stock.  In addition, we rent equipment to our customers which utilize such equipment in various countries around the world.  If our rental customers experience financial difficulties, it could be difficult or impossible to retrieve our rental equipment from foreign countries.

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

We Operate in Highly Competitive Markets and Our Competitors May Be Able to Provide Newer or Better Products Than We Are Able to Provide

The markets for most of our products are highly competitive.  Many of our existing and potential competitors have substantially greater marketing, financial and technical resources than we do.  Some competitors currently offer a broader range of instruments and equipment for sale than we do and may offer financing arrangements to customers on terms that we may not be able to match.  In addition, new competitors may enter the market and competition could intensify.  As to our non-seismic imaging solutions, we compete with other printing solutions, including inkjet and laser printing technologies, many of which are provided by large companies with significant resources.

We cannot assure you that revenue from our products will continue at current volumes or prices if current competitors or new market entrants introduce new products with better features, performance, price or other characteristics than our products.  Competitive pressures or other factors may also result in significant price competition that could have a material adverse effect on our results of operations.

The Limited Market for Our Seismic Products Can Affect Our Revenue in the Seismic Business Segment

In our seismic business segment, we generally market our traditional and wireless products to seismic service contractors.  We estimate that, based on published industry sources, fewer than 50 seismic contracting companies are currently operating in countries other than those operating in the Russian Federation and the former Soviet Union, India, the People’s Republic of China and certain Eastern European countries, where seismic data acquisition activity is difficult to verify.  We estimate that fewer than 20 seismic contractors are engaged in marine seismic exploration.  Due to these market factors, a relatively small number of customers, some of whom are experiencing financial difficulties, account for most of our revenue.  From time to time, these seismic contractors have sought to vertically integrate and acquire our competitors, which has influenced their supplier decisions before and after such transactions.  In addition, consolidation among our customers may further concentrate our business to a limited number of customers and expose us to increased risks related to dependence on a small number of customers.  The loss of a small number of these customers could materially and adversely impact revenue from of our seismic products.  We market our seabed permanent reservoir monitoring systems products to large oil and gas companies.  Since this product’s introduction in 2002, we have received system orders from three offshore oil and gas operators:  BP, Shell and Statoil, which have accounted for a significant portion of our revenue in fiscal year 2014 and prior fiscal years.  We did not deliver nor have we received orders for any permanent reservoir monitoring systems during fiscal year 2015 and 2016 which caused a significant decline in our fiscal year 2015 and 2016 revenue and profits from our seismic reservoir products.

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

Our Foreign Subsidiaries and Foreign Marketing Efforts Are Subject to Additional Political, Economic, Legal and Other Uncertainties Not Generally Associated with Domestic Operations

Based on customer billing data, revenue to customers outside the United States accounted for approximately 48% of our revenue during fiscal year 2016; however, we believe the percentage of revenue outside the United States is much higher since many of our products are first delivered to a domestic location and ultimately shipped to a foreign location.  We again expect revenue outside of the United States to represent a substantial portion of our revenue for fiscal year 2017 and subsequent years.

Foreign revenue is subject to special risks inherent in doing business outside of the United States, including the risk of war, terrorist activities, civil disturbances, embargo and government activities, shifting foreign attitudes about conducting business activities with the United States, restrictions of the movement and exchange of funds, inhibitions of our ability to collect accounts receivable, international sanctions, expropriation and nationalization of our assets or those of our customers, currency fluctuations, devaluations and conversion restrictions, confiscatory taxation or other adverse tax policies and governmental actions that may result in the deprivation of our contractual rights, all of which may disrupt markets or our operations.

A portion of our manufacturing is conducted through our subsidiary Geospace Technologies Eurasia, which is based in the Russian Federation.  Our business could be directly affected by political and economic conditions in the Russian Federation, including the current geopolitical instability involving the Russian Federation, Ukraine and Syria.  In regards to Ukraine, sanctions levied by the United States government preclude the export of seismic equipment to the Russian Federation if it will be used directly or indirectly in Russia’s energy sector for exploration or production in (i) deepwater (greater than 500 feet), (ii) Arctic offshore or (iii) shale projects in Russia that have the potential to produce oil or gas.  Furthermore, if an exporter is unable to determine whether its seismic equipment will be used in such projects, the export is prohibited.  In fiscal year 2016, we imported $1.6 million of products from Geospace Technologies Eurasia for resale elsewhere in the world.  If imports of these products from the Russian Federation are restricted by government regulation, we may be forced to find other sources for these products at potentially higher costs.   Boycotts, protests, unfavorable regulations, additional governmental sanctions and other actions in the region could also adversely affect our ability to operate profitably.  Delays in obtaining governmental approvals can affect our ability to timely deliver our products pursuant to contractual obligations, which could result in us being liable to our customers for damages.  The risk of doing business in the Russian Federation and other economically or politically volatile areas could adversely affect our operations and earnings.

Foreign revenue is also generally subject to the risk of compliance with additional laws, including tariff regulations and import and export restrictions.  International revenue transactions for our products containing hydrophones require prior U.S. government approval in the form of an export license, which may be withheld by the U.S. government based upon factors which we cannot predict.

We may experience difficulties in connection with future foreign revenue.  Additionally, due to foreign laws and restrictions, should we experience substantial growth in certain foreign markets, for example in the Russian Federation, we may not be able to transfer cash balances to the United States to assist with debt servicing or other obligations.

Our Global Operations Expose Us to Risks Associated with Conducting Business Internationally, Including Failure to Comply with U.S.  Laws Which Apply to International Operations, Such as the Foreign Corrupt Practices Act and U.S. Export Control Laws, as well as the Laws of Other Countries

We have offices in Colombia, Canada, China, the Russian Federation and the United Kingdom, in addition to our offices in the United States.  In addition to the risks noted above that are inherent in conducting business internationally, we are also liable for compliance with international and U.S. laws and regulations that apply to our international operations.  These laws and regulations include data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export control laws, U.S. laws such as the Foreign Corrupt Practices Act and similar laws in other countries which also prohibit certain payments to governmental officials or certain payments or remunerations to customers.  Many of our products are subject to U.S. export law restrictions that limit the destinations and types of customers to which our products may be sold, or require an export license in connection with revenue transactions outside the United States.  Given the high level of complexity of these laws, there is a risk that some provisions may be inadvertently breached, for example through the negligent or the unauthorized intentional behavior of individual employees, our failure to comply with certain formal documentation requirements or otherwise.  Additionally, we may be held liable for actions taken by our local dealers and partners.  Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business.  Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results.

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

The advancement of seismic technology having a significant competitive advantage over the equipment in our rental fleet could have an adverse effect on our ability to profitably lease and/or sell this equipment.  Significant improvements in technology may also require us to record asset impairment charges to write-down the value of our rental fleet investment and to invest significant sums to upgrade or replace our rental fleet with newer equipment demanded by our customers.  In addition, rental contracts may not be renewed for equipment in our rental fleet, whether or not it has become obsolete.  Significant technology improvements by our competitors could have an adverse effect on our results of operations and earnings.

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

Because We Have No Plans to Pay Any Dividends for the Foreseeable Future, Investors Must Look Solely to Stock Appreciation for a Return on Their Investment in Us

We have not paid cash dividends on our common stock since our incorporation and do not anticipate paying any cash dividends in the foreseeable future.  We currently intend to retain any future earnings to support our operations and growth.  Any payment of cash dividends in the future will be dependent on the amount of funds legally available, our financial condition, capital requirements, loan covenants and other factors that our Board of Directors may deem relevant.  Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

Unfavorable Currency Exchange Rate Fluctuations Could Adversely Affect Our Results of Operations

Substantially all of our third-party revenue from the United States is invoiced in U.S. dollars, though from time to time we may invoice revenue transactions in foreign currencies including intercompany sales.  As a result, we may be subject to foreign currency fluctuations on our revenue.  The reporting currency for our financial statements is the U.S. dollar.  However, the assets, liabilities, revenue and costs of our Russian, Canadian and United Kingdom subsidiaries and our Chinese and Colombian branch offices are denominated in currencies other than U.S. dollars.  To prepare our consolidated financial statements, we must translate those assets, liabilities, revenue and expenses into U.S. dollars at then-applicable exchange rates.  Consequently, increases and decreases in the value of the U.S. dollar versus these other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency.  These translations could result in significant changes to our results of operations from period to period.  For the fiscal year ended September 30, 2016, approximately 13.5% of our consolidated revenue related to the operations of our foreign subsidiaries and branches.

We Have a Relatively Small Public Float, and Our Stock Price May be Volatile

At September 30, 2016, we have approximately 12.9 million shares outstanding held by non-affiliates.  This small float results in a relatively illiquid market for our common stock.  Our daily trading volume for the year ended September 30, 2016 averaged approximately 155,000 shares.  Our small float and daily trading volumes have in the past caused, and may in the future result in, significant volatility in our stock price.

We Rely on Key Suppliers for Certain Components Used in Our Products

We no longer manufacture thermal film and now purchase all of our thermal film from a European manufacturer.  Except for the film sold to us by this manufacturer, we know of no other source for thermal film that performs as well in our thermal imaging equipment.  If the European manufacturer were to discontinue producing thermal film, were to become unwilling to contract with us on competitive terms or were unable to supply thermal film in sufficient quantities to meet our requirements, our ability to compete in the direct thermal imaging marketplace could be impaired, which could adversely affect our financial performance.

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

A Continued General Downturn in the Economy in Future Periods May Adversely Affect Our Business

Uncertainty in the European markets and slowing growth in China and India and any other economic slowdown in future periods, could adversely affect our business in ways that we cannot predict.  During times of economic slowdown, our customers may reduce their capital expenditures and defer or cancel pending projects and product orders.  Such developments occur even among customers that are not experiencing financial difficulties.  Any economic downturn may adversely affect the demand for oil and gas generally or cause volatility in oil and gas commodity prices and, therefore, adversely affect the demand for delivery of our products to the oil and gas industry.  It could also adversely affect the demand for consumer and industrial products, which could in turn adversely affect our non-seismic business segment.  To the extent these factors adversely affect other seismic companies in the industry, there could be an oversupply of products and services and downward pressure on pricing for seismic products and services, which could adversely affect us.  Additionally, bankruptcies or financial difficulties among our customers could reduce our cash flows and adversely impact our liquidity and profitability.  See “The Limited Market for Our Seismic Products Can Affect Our Revenue in the Seismic Business Segment,” above.

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

Our Credit Agreement Imposes Restrictions on Our Business

We and several of our subsidiaries are parties to a credit agreement with a bank.  Amounts available for borrowing under the credit agreement are determined by a borrowing base, which is determined based upon the book value of certain of our assets.  The credit agreement limits the incurrence of additional indebtedness, requires the maintenance of a single financial ratio that compares certain of our and our U.S. subsidiaries’ assets to certain of our liabilities, restricts our and our U.S. subsidiaries’ ability to pay cash dividends and contains other covenants customary in agreements of this type.  Our ability to comply with these restrictions may be affected by events beyond our control, including, but not limited to, prevailing economic, financial and industry conditions and continuing declines in our product revenue.  The breach of any of these covenants or restrictions, as well as any failure to make a payment of interest or principal when due, could result in a default under the credit agreement.  Such a default would permit our lender to declare any amounts borrowed from it to be due and payable, together with accrued and unpaid interest, and the ability to borrow under the credit agreement could be terminated.  If we are unable to repay any debts owed to our lender, the lender could proceed against the collateral securing that debt. While we intend to seek alternative sources of cash in such a situation, there is no guarantee that any alternative cash source would be available or would be available on terms favorable to us.

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

The High Fixed Costs of Our Operations Could Adversely Affect Our Results of Operations

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

Our Long-Lived Assets May be Subject to Impairment

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

Should We Fail to Maintain an Effective System of Internal Control Over Financial Reporting, We May Not Be Able to Accurately Report Our Financial Results and Prevent Material Fraud, Which Could Adversely Affect the Value of Our Common Stock

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and effectively prevent and detect material fraud.  If we cannot provide reliable financial reports or prevent or detect material fraud, our operating results could be misstated.  There can be no assurances that we will be able to prevent control deficiencies from occurring and which could cause us to incur unforeseen costs, negatively impact our results of operations, cause the market price of our common stock to decline, or have other potential adverse consequences.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of September 30, 2016, our operations included the following locations:

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

$350
$300
$250
$200
$150
$100
$50
$0
9/11
9/12
9/13
9/14
9/15
9/16
Geospace Technologies Corporation
Russell 2000
S&P Oil & Gas Equipment & Services

*$100 invested on 9/30/11 in stock or index, including reinvestment of dividends.
Fiscal year ending September 30.

Copyright© 2016 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2016 Russell Investment Group. All rights reserved.

The graph assumes $100 invested on September 30, 2011 (a) in the Company’s common stock, (b) in the stocks comprising the Russell 2000 index on that day and (c) in the stocks comprising the Standard & Poor’s Oil & Gas Equipment and Services index on that day.  Reinvestment of all dividends on stocks comprising the two indices is assumed.  The foregoing graphs are based on historical data and are not necessarily indicative of future performance.  These graphs shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulations 14A or 14C under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or to the liabilities of Section 18 of the Exchange Act.

Holders of Record

Our common stock is traded on The NASDAQ Global Market under the symbol “GEOS”.  On October 31, 2016, there were approximately 127 holders of record of our common stock, and the closing price per share on such date was $18.43 as quoted by The NASDAQ Global Market.

Market Information for Common Stock

The following table shows the high and low per share sales prices for our common stock reported on The NASDAQ Global Market.

Year Ended September 30, 2016:	Low	High
Fourth Quarter	$14.51	$19.96
Third Quarter	11.82	19.92
Second Quarter	7.62	14.69
First Quarter	10.16	18.91

Year Ended September 30, 2015:
Fourth Quarter	$13.44	$23.45
Third Quarter	15.59	26.75
Second Quarter	14.95	28.88
First Quarter	24.07	35.32

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

Securities Authorized for Issuance under Equity Compensation Plans

The following equity plan information is provided as of September 30, 2016:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
	(In shares)	(In dollars per share)	(In shares)
Equity Compensation Plans Approved by Security Holders (1)	159,000	$16.23	1,099,950
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	159,000	$16.23	1,099,950

(1)

The number of securities shown in column (c) represents number of securities remaining available for issuance under the Company’s 2014 Long Term Incentive Plan (the “2014 Plan”), which was approved by the Board and shareholders in February 2014.  The 2014 Plan allows for the issuance of restricted stock awards, performance stock awards, performance stock unit awards, restricted stock unit awards (the foregoing, “Full Value Awards”), stock options and stock appreciation rights.  For purposes of calculating the number of securities remaining under the 2014 Plan in column (c), Full Value Awards are counted as 1.5 shares for each share awarded.  During fiscal year 2016, an aggregate of 182,400 restricted shares and 69,300 stock options were issued under the 2014 Plan.  The number of securities shown in column (a) of the table above represents the 69,300 stock options issued under the 2014 Plan and 89,700 stock options issued under the 1997 Key Employee Stock Option Plan.

Recent Sales of Unregistered Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

The following table sets forth certain selected historical financial data on a consolidated basis.  We have derived the selected consolidated financial information as of September 30, 2016 and 2015 and for fiscal years 2016, 2015 and 2014 from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.  We have derived the selected consolidated financial information as of September 30, 2014, 2013 and 2012 and for fiscal years 2013 and 2012 from audited consolidated information not included herein.  The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in item 7 and our consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.

	YEAR ENDED SEPTEMBER 30,
	2016	2015	2014	2013	2012
	(in thousands, except share and per share amounts)
Statement of Operations Data:
Revenue	$62,060	$84,867	$236,912	$300,607	$191,664
Cost of revenue	81,423	96,067	140,453	160,846	109,600
Gross Profit (loss)	(19,363)	(11,200)	96,459	139,761	82,064
Operating expenses:
Selling, general and administrative expense	21,533	22,671	25,291	23,383	18,914
Research and development expenses	13,851	14,694	16,536	14,694	12,167
Goodwill impairment expense	—	1,843	—	—	—
Bad debt expense	763	2,147	833	457	118
Total operating expenses	36,147	41,355	42,660	38,534	31,199
Income (loss) from operations	(55,510)	(52,555)	53,799	101,227	50,865
Other income (expense), net	177	2,721	(256)	(134)	997
Income (loss) before income taxes	(55,333)	(49,834)	53,543	101,093	51,862
Income tax expense (benefit)	(9,363)	(17,193)	16,632	31,536	16,744
Net income (loss)	$(45,970)	$(32,641)	$36,911	$69,557	$35,118
Net income (loss) per share:
Basic (1)	$(3.52)	$(2.51)	$2.82	$5.40	$2.76
Diluted (1)	$(3.52)	$(2.51)	$2.81	$5.38	$2.74
Weighted average shares outstanding:
Basic (1)	13,044,875	12,996,958	12,950,958	12,886,372	12,735,520
Diluted (1)	13,044,875	12,996,958	12,997,009	12,938,661	12,836,239
Other Financial Data:
Depreciation and amortization expenses	$19,914	$19,547	$17,774	$12,229	$9,587
Impairment of rental assets	1,814	—	—	—	—
Inventory obsolescence expense	10,590	3,887	2,617	187	1,793
Stock-based compensation expense	5,220	4,539	4,119	544	762
Capital expenditures	2,369	6,162	33,511	41,659	35,729

	AS OF SEPTEMBER 30,
	2016	2015	2014	2013	2012
	(in thousands)
Balance Sheet Data:
Working capital	$164,066	$184,663	$220,657	$198,464	$146,036
Total assets	254,772	303,592	354,986	327,225	259,022
Long-term debt	—	—	—	931	—
Stockholder’s equity	244,467	289,624	329,258	289,058	214,987

We did not declare or pay any cash dividends during any of the periods noted in the above tables.

(1)

In 2012, we implemented a 2-for-1 split of our common stock effected in the legal form of a stock dividend.  Other than the disclosure of the authorized number of shares of our common stock, we have adjusted all share and per-share disclosures for all periods presented in our consolidated financial statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the major elements of our consolidated financial statements.  You should read this discussion and analysis together with our consolidated financial statements, including the accompanying notes, and other detailed information appearing elsewhere in this Annual Report on Form 10-K, including under the heading “Risk Factors.”  The discussion of our financial condition and results of operations includes various forward-looking statements about our markets, the demand for our products and services and our future plans and results.  These statements are based on assumptions that we consider to be reasonable, but that could prove to be incorrect.  For more information regarding our assumptions, you should refer to the section entitled “Forward-Looking Statements and Assumptions” below.

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

Background

We design and manufacture instruments and equipment used by the oil and gas industry to acquire seismic data in order to locate, characterize and monitor hydrocarbon producing reservoirs.  The Company also designs and manufactures non-seismic products, including industrial products and imaging equipment.  See the information under the heading “Business” in this Annual Report on Form 10-K.

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

We report and evaluate financial information for two segments: Seismic and Non-Seismic.  Summary financial data by business segment follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2016	2015	2014
Seismic
Traditional exploration product revenue	$13,298	$30,083	$52,001
Wireless exploration product revenue	18,400	25,070	78,636
Reservoir product revenue	2,094	5,412	84,309
Total revenue	33,792	60,565	214,946
Operating income (loss)	(47,690)	(42,732)	65,159
Non-Seismic
Industrial product revenue	16,223	11,965	9,872
Imaging product revenue	11,485	11,793	11,548
Total revenue	27,708	23,758	21,420
Operating income	4,093	3,031	2,733
Corporate
Revenue	560	544	546
Operating loss	(11,913)	(12,854)	(14,093)
Consolidated Totals
Revenue	62,060	84,867	236,912
Operating income (loss)	(55,510)	(52,555)	53,799

Overview

Early in calendar year 2014, we began to experience a softening in the demand for our seismic exploration products, particularly in North America, as capital budgets for oil and gas producers were trending away from exploration-focused activities toward production and exploitation activities.  During this period oil production in North America’s unconventional shale reservoirs increased, as did oil production from other non-OPEC countries, resulting in an oversupply of crude oil in the world market.  Market prices for a barrel of crude oil declined from over $100 in July 2014 to approximately $27 in January 2016, and have recovered somewhat to approximately $45 today.  With the decline in oil and natural gas prices, oil and gas exploration and production companies experienced a significant reduction in cash flows, which resulted in sharp reductions in their capital spending budgets for oil and gas exploration-focused activities, including seismic activities.  In addition, we have not received any orders for permanent reservoir monitoring systems since the Statoil Order was completed in April 2014.  We expect revenue from our seismic products, and in particular our traditional and wireless products, to remain low until crude oil prices stabilize at higher levels and exploration-focused industry conditions improve.  We expect these challenging industry conditions to continue to negatively impact the demand for our seismic products throughout fiscal year 2017.

In January 2016, in light of the decrease in demand for our seismic products, we initiated a program to further reduce our operating costs.  The program was designed to produce approximately $7 million of annualized cash savings.  The majority of savings were realized through a reduction of over 150 employees from our Houston-area workforce.  In connection with the workforce reduction, the Company incurred $1.0 million of termination costs in its second fiscal quarter ended March 31, 2016, which are recorded to both cost of goods sold and to operating expenses.  The remaining cost savings were realized through a facility consolidation as well as expense reductions in other areas.

Fiscal Year 2016 Compared to Fiscal Year 2015

Consolidated revenue for fiscal year 2016 decreased $22.8 million, or 26.9%, from fiscal year 2015.  The decrease in revenue for fiscal year 2016 was primarily attributable to substantially lower product demand in our seismic business segment driven by the low level of crude oil prices.  While crude oil prices have recently rebounded to approximately $45/barrel, market conditions in the seismic industry remain depressed due to reduced capital spending for seismic exploration-focused activities.

Consolidated gross profit (loss) for fiscal year 2016 was ($19.4) million, compared to ($11.2) million for fiscal year 2015.  The change in gross profit (loss) for fiscal year 2016 was caused by a number of factors, including (i) a substantial reduction in seismic product revenue, (ii) unabsorbed fixed manufacturing costs due to lower factory utilization caused by reduced demand for our seismic products and (iii) increased inventory obsolescence expenses due to higher levels of slow-moving seismic inventories and (iv) the write-down of certain seismic inventories and rental equipment to their expected net realizable value.  Until seismic product demand increases to historical norms, we expect our consolidated gross margins to remain low due to these factors.

In light of current market conditions, we have evaluated the level of our seismic product inventories at September 30, 2016, and we continue to believe that those inventory balances far exceed levels considered appropriate for the current level of product demand.  We expect our seismic product inventory levels to continue to decline slowly throughout fiscal year 2017 and beyond.  During such periods of excessive inventory levels, our policy has been, and will continue to be, to record higher obsolescence expense in our consolidated income statement as we experience reduced levels of inventory turnover and as our inventories continue to age.  If current market conditions continue, we expect high levels of inventory obsolescence expense in fiscal year 2017 and beyond until seismic product demand and resulting seismic inventory turnover returns to acceptable levels.

Consolidated operating expenses for fiscal year 2016 decreased $5.2 million, or 12.6%, from fiscal year 2015.  The decrease in operating expenses was partially attributable to our cost reduction program, as well as a $1.8 million reduction in goodwill impairment expense and a $1.4 million reduction in bad debt expense.

Consolidated other income for fiscal year 2016 decreased $2.5 million, or 93.5%, from fiscal year 2015.  The decrease in other income primarily resulted from a decrease in foreign exchange gains attributable to U.S. dollar deposits held by our Russian subsidiary.

Our effective tax rates for fiscal year 2016 and 2015 were (14.1)% and (34.5)%, respectively.  The United States statutory tax rate for the same periods was 35%.  The lower effective tax rate for fiscal year 2016 resulted from (i) a tax expense for a valuation allowance against the Company’s U.S. and Canadian deferred tax assets of $7.7 million, (ii) a tax expense of $1.4 million to recapture a manufacturers’/producers’ deduction associated with the carryback of our fiscal year 2016 operating loss, and (iii) a tax expense of $1.0 million recorded during the fiscal quarter ended March 31, 2016 to correct our fiscal year 2015 income tax benefit.

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

Segment Results of Operations

Seismic Products

Fiscal Year 2016 Compared to Fiscal Year 2015

Revenue

Revenue from our seismic products for the fiscal year ended September 30, 2016 decreased $26.8 million, or 44.2%, from the prior fiscal year.  In each of the product groups discussed below, the decline in revenue resulted from lower demand for our seismic products due to the deterioration of industry conditions brought about by the substantial decline in oil and gas prices which began in 2014.  While crude oil prices have recently rebounded to approximately $45/barrel, market conditions in the seismic industry continue to remain depressed due to reduced capital spending for seismic exploration-focused activities.  The components of this decrease include the following:

•

Traditional Exploration Product Revenue – Revenue from our traditional products decreased $16.8 million, or 55.8% from the prior fiscal year.  While revenue from all product lines declined, the decrease primarily reflects lower demand for our land sensor and marine streamer products due to lower seismic crew activities.

•

Wireless Exploration Product Revenue – Revenue from our GSX and OBX wireless products decreased by $6.7 million, or 26.6%, from the prior fiscal year.  Revenue for the prior year includes $3.0 million resulting from the revenue recognition of a non-refundable deposit on a cancelled purchase order.  In addition, the reduction in revenue for fiscal year 2016 reflects weak demand for product sales due to reduced seismic exploration projects and an abundance of unutilized customer-owned equipment in the marketplace.  However, rental revenue increased due to an OBX rental contract which began in February 2016 and is expected to finish near the end of our first quarter ending December 31, 2016 (the “OBX Contract”).  Rental revenue from the OBX Contract was $11.3 million for fiscal year 2016.

•

Reservoir Product Revenue – Revenue from our reservoir products decreased $3.3 million, or 61.3%, from the prior fiscal year.  The revenue decrease resulted from lower borehole product sales and repairs.  We have not delivered nor did we receive orders for any permanent reservoir monitoring systems during fiscal year 2015 or 2016.  We continue to actively market these products to our customers.

During fiscal year 2016, demand for our seismic products fell to historic lows.  In past periods when customer demand for our seismic products was greater, especially demand for large orders for our GSX wireless systems and our seabed permanent reservoir monitoring systems, orders for such products would generally occur irregularly making it difficult for us to predict our revenue and production levels each quarter.  Furthermore, product shipping dates are generally determined by our customers and are not at our discretion.  As a result, these factors have caused past revenue from our seismic products to be unpredictable, or “lumpy,” and if demand were to resume to historical levels, we would expect this trend to continue.

Operating Loss

Our operating loss from our seismic products for fiscal year 2016 increased $5.0 million, or 11.6%, from fiscal year 2015.  The increase in operating loss for fiscal year 2016 was due to the substantial decline in our product revenue, unutilized factory costs due to low productivity, inventory obsolescence expense and impairment of rental assets.

Fiscal Year 2015 Compared to Fiscal Year 2014

Revenue

Revenue from our seismic products for the fiscal year ended September 30, 2015 decreased by $154.4 million, or 71.8%, from the prior fiscal year.  The components of this decrease include the following:

•

Traditional Exploration Product Revenue – Revenue from our traditional products decreased $21.9 million, or 42.1% from the prior fiscal year.  The decrease reflects lower demand for our geophone and marine products due to the soft industry conditions described above.  In addition, the first quarter results of the prior year period included large orders for geophones which accompanied the sale of GSX wireless systems.

•

Wireless Exploration Product Revenue – Revenue from our GSX and OBX wireless products decreased by $53.6 million, or 68.1%, from the prior fiscal year.  These results reflect declines in both product and rental revenue and are a direct result of reduced demand caused by soft industry conditions.

•

Reservoir Product Revenue – Revenue from our reservoir products decreased $78.9 million, or 93.6%, from the prior fiscal year.  The decrease in revenue was primarily due to the delivery in fiscal year 2014 of $71.5 million of permanent reservoir monitoring systems, including $62.1 million relating to the Statoil Order.  No orders for permanent reservoir monitoring systems were received or delivered in fiscal year 2015.

Operating Income (Loss)

We had an operating loss for fiscal year 2015, which was $107.9 million less than our operating income for fiscal year 2014.  The decrease in operating income (loss) was due to the substantial decline in our product revenue which, in turn, resulted in substantially lower gross profits due to the factors described above.

Non-Seismic Products

Fiscal Year 2016 Compared to Fiscal Year 2015

Revenue

Revenue from our non-seismic products for the year ended September 30, 2016 increased $4.0 million, or 16.6%, from fiscal year 2015.  The components of this increase include the following:

•

Industrial Product Revenue – Revenue from our industrial products increased $4.3 million, or 35.6%, from the prior fiscal year.  The increase in revenue was primarily attributable to higher demand and market acceptance for our water meter products.  The revenue increase was partially offset by lower sales of our offshore cable and industrial sensor products.

•

Imaging Product Revenue – Revenue from our imaging products declined $0.3 million, or 2.6%, from the prior fiscal year.  We consider this small change in annual revenue to be normal and not indicative of any particular trend in product demand.

Operating Income

Our operating income associated with revenue from our non-seismic products for the year ended September 30, 2016 increased by $1.1 million, or 35.0%, from fiscal year 2015.  The increase in operating income was primarily the result of increased revenue from our industrial products and was partially offset by lower operating income from our imaging product segment.

Fiscal Year 2015 Compared to Fiscal Year 2014

Revenue

Revenue from our non-seismic products for the year ended September 30, 2015 increased by $2.3 million, or 10.9%, from fiscal year 2014.  The components of this increase include the following:

•

Industrial Product Revenue – Revenue from our industrial products increased $2.1 million, or 21.2%, from the prior fiscal year.  The increase in revenue was primarily attributable to higher demand and market acceptance for our water meter and offshore cable products.  These increases were partially offset by lower revenue from our sensor products.

•

Imaging Product Revenue – Revenue from our imaging products increased $0.2 million, or 2.1%, from the prior fiscal year.  We consider this small change in annual revenue to be normal and not indicative of any particular trend in product demand.

Operating Income

Our operating income associated with revenue from our non-seismic products for the year ended September 30, 2015 increased by $0.3 million, or 10.9%, from fiscal year 2014.  The increase in operating income was primarily the result of increased demand for our industrial products.

Liquidity and Capital Resources

Fiscal Year 2016

At September 30, 2016, we had approximately $10.3 million in cash and cash equivalents and $27.5 million in short-term investments.  For the fiscal year ended September 30, 2016, we used $1.7 million of cash in operating activities.  These uses of cash included (i) our net loss of $46.0 million, (ii) a $3.4 million increase in trade accounts and notes receivable primarily due to amounts owed under the OBX Contract, (iii) a $1.9 million decrease in accounts payable primarily due to declining inventory purchases resulting from reduced product demand and (iv) a $2.1 million decrease in accrued and other expenses primarily due to settlements and reductions in expected warranty claims.  These uses of cash were partially offset by (i) non-cash charges of $43.2 million from deferred income taxes, depreciation, accretion, stock-based compensation, inventory obsolescence, asset impairments and bad debts, (ii) a $4.1 million decrease in income tax receivable primarily resulting from an $18.3 million income tax refund received in fiscal year 2016, (iii) a $5.2 million decrease in inventories caused by a drawdown of our excess levels of finished goods, and (iv) a $1.5 million decrease in prepaid income taxes.

For the fiscal year ended September 30, 2016, we used cash of $10.2 million from investing activities.  These uses of cash included (i) net disbursements of $9.4 million from the purchase and sale of short-term investments, (ii) $1.9 million for additions to our property, plant and equipment and (iii) $0.5 million to expand our rental equipment fleet, primarily for additional OBX nodes.  In addition, we made non-cash inventory transfers to our rental fleet of approximately $4.0 million.  These uses of cash were partially offset by $1.6 million in proceeds from the sale of used rental equipment.  We periodically respond to various customer inquiries for OBX rental systems in excess of the quantities available in our rental fleet.  In such situations, we may need to execute a non-cash transfer of additional OBX nodes and related equipment from our inventories to our rental fleet.  In addition, we may need to partially or completely manufacture additional OBX nodes and related equipment if our finished goods inventories do not contain sufficient quantities of completed OBX products to meet customer demand.  In the absence of additional customer orders for OBX systems, we do not expect to make any cash investments into our rental fleet during fiscal year 2017.  We estimate total fiscal year 2017 cash investments in property, plant and equipment will be approximately $3.5 million.  We expect these capital expenditures to be funded from our cash on hand, internal cash flow, or, if necessary, from borrowings under our credit agreement.

For the fiscal years ended September 30, 2016 and 2015, we had no cash flows from financing activities.

With the decline in oil and natural gas prices which has occurred since July 2014, exploration and production companies have experienced a significant reduction in cash flows resulting in sharp reductions in their capital spending budgets for exploration-focused activities, including seismic activities.  As a result, our seismic business segment has experienced a significant decline in product orders and associated revenue, resulting in substantial operating losses and the continued depletion of our cash balances.  Due to the uncertainty concerning a recovery of crude oil prices to levels capable of sustaining increased seismic exploration activities, we expect these depressed market conditions to continue through fiscal year 2017.

Our available cash, cash equivalents and short-term investments totaled $37.8 million at September 30, 2016, including $6.5 million of cash and cash equivalents held by our foreign subsidiaries and branch offices.  We intend to permanently reinvest the undistributed earnings of our foreign subsidiaries.  If we were to repatriate the cash held by our foreign subsidiaries, we would be required to accrue and pay income taxes in the United States.

Our credit agreement allows for borrowings of up to $30.0 million with such amounts available for borrowing determined by a borrowing base.  At September 30, 2016, we had no outstanding borrowings under the credit agreement and our borrowing availability under the credit facility was only $29.6 million due to outstanding letters of credit.  At September 30, 2016, we were in compliance with all covenants under the credit agreement and we expect to remain in compliance with all covenants throughout fiscal year 2017.  We currently do not anticipate the need to borrow from the credit agreement during fiscal year 2017; however, we can make no assurance that we will not do so.

In March 2016, we received an $18.3 million income tax refund from the U.S. Department of Treasury.  The refund was a result of the significant tax losses we experienced in fiscal year 2015 which we elected to carryback to our fiscal year 2013 U.S. tax return to recoup taxes previously paid.  In addition, due to our pretax loss in fiscal year 2016, we expect to carryback this pretax loss to our fiscal year 2014 U.S. tax return and receive a tax refund in our second fiscal quarter ending March 2017 of approximately $13 million upon the filing of our fiscal year 2016 U.S. tax return.  We believe the combination of our existing cash balances, executed rental contracts, short-term investments, the future tax refund and available borrowings under the credit agreement will be sufficient to finance our operating losses and planned capital expenditures for the next twelve months.

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

Fiscal Year 2014

At September 30, 2014, we had $33.4 million in cash and cash equivalents.  For fiscal year 2014, we generated approximately $67.7 million of cash from operating activities.  Sources of cash generated in our operating activities included our net income of $36.9 million. Our net income included non-cash charges of $26.2 million for deferred income taxes, depreciation, amortization, accretion, stock-based compensation, inventory obsolescence and bad debts.  Other sources of cash and changes in working capital included (i) a $25.6 million decrease in trade accounts and notes receivable due to reduced product shipments in the fourth quarter of fiscal year 2014 compared to the prior year period and (ii) a $12.4 million decrease in costs and estimated earnings in excess of billings due to the completion of revenue recognition of the Statoil Order.  These sources of cash were primarily offset by (i) a $11.8 million decrease in accounts payable due to a reduction in inventory buying activities caused by the slowdown in customer orders, (ii) a $9.0 million adjustment to transfer gross profits from rental equipment revenue to investing activities since such transactions involve the sale of long-lived assets and (iii) a $10.5 million increase in inventories (excluding the impact of $10.7 million of non-cash transfers of inventories to our rental equipment fleet).

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

Contractual Obligations

We have no contractual obligations requiring disclosure.

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

We record a write-down of our inventories when the cost basis of any manufactured product, including any estimated future costs to complete the manufacturing process, exceeds its net realizable value.  Inventories are stated at the lower of cost or market value.  Cost is determined on a first-in, first-out method, except that our offices in the Russian Federation, Colombia and the United Kingdom use an average cost method to value their inventories.

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

We had no contracts accounted for under the POC Method at September 30, 2016 and September 30, 2015.

Most of our products do not require installation assistance or sophisticated instruction.  We offer a standard product warranty, which obligates us to repair or replace our products having manufacturing defects.  We maintain a reserve for future warranty costs based on historical experience or, in the absence of historical experience, management estimates.

Recent Accounting Pronouncements

Please refer to Note 1 to our consolidated financial statements contained in this Annual Report for a discussion of recent accounting pronouncements.

Management’s Current Outlook and Assumptions

During fiscal year 2016 we again witnessed a significant decline in the crude oil pricing environment and its negative impact upon cash flows and spending patterns of oil and gas companies.  Significantly reduced capital spending budgets targeted at oil and gas exploration projects, including both land and marine seismic projects, contributed to the steep decline in our seismic business segment revenue and gross profit.  Fiscal year 2016 capital spending by oil and gas companies for seismic projects declined further as many large oil and gas companies focused their reduced exploration budget on acquisitions and/or lower-risk projects near existing infrastructure.  As a result, we do not expect fiscal year 2017 customer demand for most of our seismic products will exceed fiscal year 2016 levels.  As a result of reduced seismic exploration activities, many of our seismic customers are currently utilizing only a fraction of their owned seismic equipment.  In most cases, this unutilized equipment is generally available for immediate deployment if future demand for seismic services were to increase.  The availability of excess customer-owned seismic equipment combined with substantially reduced capital budgets and cash flows has curtailed our customer’s need to purchase or rent seismic equipment from providers like us.  As a result, we expect large-ticket sales of our GSX and OBX wireless data acquisition systems, as well as sales of our other land and marine seismic products, are likely to remain at depressed levels through fiscal year 2017.

Our rental revenue is primarily derived from short-term leases of our GSX and OBX wireless products and, to a lesser extent, from our traditional and reservoir products.  Demand for rentals of our GSX land-based wireless equipment declined significantly in fiscal years 2015 and 2016 and is expected to remain depressed throughout fiscal year 2017.  However, rental revenue for our OBX wireless products increased in fiscal year 2016, primarily as a result of the OBX Contract which is expected to finish near the end of our first quarter ending December 31, 2016.  We believe our OBX rental revenue could increase in fiscal year 2017, although we can offer no assurances of such an increase due to the lack of executed firm rental contracts.

Many of our traditional seismic products are characterized as low margin commodity or consumable products with intense international competition.  We believe the level of industry demand for these products is generally a good barometer of seismic crew activities since these product are consumed, damaged or lost while being utilized in seismic field operations.  As a result of current industry conditions, revenue from these products has dropped significantly since fiscal year 2014, and we do not expect revenue levels from these lower margin products to grow during fiscal year 2017.  As we focus our future product development and production activities targeted at higher margin specialty products and new technologies, especially our wireless and reservoir products, we expect future sales of these lower margin traditional seismic products to decline.

In fiscal year 2013, we received the $171.7 million Statoil Order to instrument two reservoirs in the North Sea with our permanent reservoir monitoring systems.  We did not receive any orders for large-scale seabed permanent reservoir monitoring systems in fiscal year 2014, 2015 and 2016 and we currently do not have any indication that such an order will be received in fiscal year 2017, although we do believe opportunities for permanent reservoir monitoring orders do exist in today’s market.  If a large-scale order were received in fiscal year 2017, it could significantly impact our fiscal year 2017 revenue and profits. However, if no such order is received, we expect revenue and profits from our reservoir products to remain at fiscal year 2016 levels.

We expect fiscal year 2017 revenue from our non-seismic products to increase over fiscal year 2016 levels.  We expect our industrial products to contribute the majority of this increase as a result of expanded market acceptance and new product innovations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We have market risk relative to our short-term investments, foreign currency exchange rates and interest rates.  We do not engage in commodity or commodity derivative instrument purchase or sales transactions.  Because of the inherent unpredictability of foreign currency rates and interest rates, as well as other factors, actual results could differ materially from those projected in this Item 7A.

Foreign Currency and Operations Risk

One of our wholly-owned subsidiaries, Geospace Technologies Eurasia, is located in the Russian Federation.  In addition, we operate a branch office, Geospace Technologies Sucursal Sudamericana, in Colombia.  Our financial results for these entities may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions or changes in the political climate.  Our consolidated balance sheet at September 30, 2016 reflected approximately $6.1 million and $0.1 million of foreign currency denominated net working capital related to our Russian and Colombian operations, respectively.  Both of these entities receive a portion of their revenue and pay a majority of their expenses primarily in their local currency.  To the extent that transactions of these entities are settled in their local currency, a devaluation of these currencies versus the U.S. dollar could reduce any contribution from these entities to our consolidated results of operations and total comprehensive income as reported in U.S. dollars.  We do not hedge the market risk with respect to our operations in these countries; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of such currencies versus U.S. dollars to the extent such disruptions result in any reduced valuation of these foreign entities’ net working capital or future contributions to our consolidated results of operations.  At September 30, 2016, the foreign exchange rate for $1.00 (one U.S. dollar) was equal to 63.2 Russian Rubles and 2,914 Colombian Pesos, respectively.  If the value of the U.S. dollar were to increase by ten percent against these foreign currencies, our working capital in the Russian Federation and in Colombia could decline by $0.6 million and $14,000, respectively.

Foreign Currency Intercompany Accounts and Notes Receivable

From time to time, we provide access to capital to our foreign subsidiaries through U.S. dollar denominated interest bearing promissory notes.  Such funds are generally used by our foreign subsidiaries to purchase capital assets and for general working capital needs.  In addition, we sell products to our foreign subsidiaries on trade credit terms in both U.S. dollars and in the subsidiary’s local currency.  At September 30, 2016, we had outstanding Canadian-dollar denominated intercompany accounts receivable of CAN$27.1 million.  Approximately CAN$2.9 million of these intercompany receivables are considered by management to be of a short-term nature whereby the appreciation or devaluation of the Canadian dollar against the U.S. dollar will result in a gain or loss, respectively, to our consolidated statement of operations.  The Company considers approximately CAN$24.2 million of the intercompany receivable to be of a long-term nature whereby settlement is not planned or anticipated in the foreseeable future; therefore, any resulting foreign exchange gains and losses are reported in the consolidated balance sheets as a component of other comprehensive income in accordance with ASC 830 “Foreign Currency Matters.”  In September 2016, we entered into a CAN$3.0 million 90-day hedge agreement with a United States bank to hedge our short-term Canadian dollar foreign exchange rate exposure, resulting in an over-hedged position of approximately $0.1 million Canadian dollars.  To the extent our over-hedged position remains, if the U.S. dollar exchange rate were to weaken by ten percent against the Canadian dollar, we would recognize a foreign exchange loss of $7,000 U.S. dollars in our consolidated financial statements.

Floating Interest Rate Risk

Our credit agreement contains a floating interest rate which subjects us to the risk of increased interest costs associated with any upward movements in bank market interest rates.  Under our credit agreement our borrowing interest rate is the Wall Street Journal prime rate, which was 3.50% at September 30, 2016.  As of September 30, 2016 and September 30, 2015, there were no borrowings outstanding under our credit agreement.

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

In connection with the preparation of this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our management, including the CEO and CFO, as of September 30, 2016 of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective as of September 30, 2016.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2016.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework (2013).  Based on this assessment, our management concluded that, as of September 30, 2016, our internal control over financial reporting is effective based on those criteria.

Our internal control over financial reporting as of September 30, 2016 has been audited by BDO USA LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is contained in our definitive Proxy Statement to be distributed within 120 days of September 30, 2016 in connection with our 2017 Annual Meeting of Stockholders under the captions “Election of Directors,” “Executive Officers and Compensation,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item is contained in our definitive Proxy Statement to be distributed within 120 days of September 30, 2016 in connection with our 2017 Annual Meeting of Stockholders under the caption “Executive Officers and Compensation” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is contained in our definitive Proxy Statement to be distributed within 120 days of September 30, 2016 in connection with our 2017 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference, and in Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” contained in Part II hereof.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item is contained in our definitive Proxy Statement to be distributed within 120 days of September 30, 2016 in connection with our 2017 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item is contained in our definitive Proxy Statement to be distributed within 120 days of September 30, 2016 in connection with our 2017 Annual Meeting of Stockholders under the caption “Independent Public Accountants” and is incorporated herein by reference.

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

Exhibit Number	Description of Documents

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

10.32	Form of Performance Option Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 20, 2015).

21.1	Subsidiaries of the Registrant.**

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.**

23.2	Consent of UHY LLP, Independent Registered Public Accounting Firm.**

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101	Interactive data file.**

*	This exhibit is a management contract or a compensatory plan or arrangement.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOSPACE TECHNOLOGIES CORPORATION

By:	/s/ WALTER R. WHEELER
Walter R. Wheeler, Director, President and Chief Executive Officer
November 17, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WALTER R. WHEELER	Director, President and Chief Executive Officer	November 17, 2016
Walter R. Wheeler	(Principal Executive Officer)

/s/ THOMAS T. McENTIRE	Vice President, Chief Financial Officer and Secretary	November 17, 2016
Thomas T. McEntire	(Principal Financial Officer and Principal Accounting Officer)

/s/ GARY D. OWENS	Chairman of the Board	November 17, 2016
Gary D. Owens

/s/ THOMAS L. DAVIS	Director	November 17, 2016
Thomas L. Davis

/s/ EDGAR R. GIESINGER, JR.	Director	November 17, 2016
Edgar R. Giesinger, Jr.
/s/ TINA M. LANGTRY	Director	November 17, 2016
Tina M. Langtry
/s/ RICHARD F. MILES	Director	November 17, 2016
Richard F. Miles
/s/ WILLIAM H. MOODY	Director	November 17, 2016
William H. Moody
/s/ MICHAEL J. SHEEN	Director	November 17, 2016
Michael J. Sheen
/s/ CHARLES H. STILL	Director	November 17, 2016
Charles H. Still

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Geospace Technologies Corporation

Houston, Texas

We have audited the accompanying consolidated balance sheets of Geospace Technologies Corporation (“the Company”) as of September 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two fiscal years in the period ended September 30, 2016.  In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as of and for the years ended September 30, 2016 and 2015 listed in the accompanying index.  These consolidated financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Geospace Technologies Corporation as of September 30, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the two fiscal years in the period ended September 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the related financial statement schedule as of and for the years ended September 30, 2016 and 2015, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 17, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Houston, Texas

November 17, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Geospace Technologies Corporation

Houston, Texas

We have audited Geospace Technologies Corporation (“the Company”) internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Geospace Technologies Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Geospace Technologies Corporation and subsidiaries as of September 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the two fiscal years in the period ended September 30, 2016, and our report dated November 17, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ BDO USA, LLP

Houston, Texas

November 17, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Geospace Technologies Corporation:

We have audited the accompanying consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows of Geospace Technologies Corporation and subsidiaries (“the Company”) for the fiscal year ended September 30, 2014.  Our audit also included the financial statement schedule listed in the accompanying index.  These consolidated financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Geospace Technologies Corporation and subsidiaries for the fiscal year ended September 30, 2014, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ UHY LLP

Houston, Texas

November 21, 2014

Geospace Technologies Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share amounts)

	AS OF SEPTEMBER 30,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$10,262	$22,314
Short-term investments	27,491	18,112
Trade accounts receivable, net of allowance of $2,449 and $2,516	15,392	12,693
Current portion of notes receivable	1,533	2,004
Income tax receivable	13,290	17,369
Inventories, net	104,540	124,800
Prepaid expenses and other current assets	1,826	1,295
Total current assets	174,334	198,587
Rental equipment, net	30,973	46,036
Property, plant and equipment, net	44,732	48,709
Deferred income tax assets, net	216	4,554
Non-current notes receivable, net of allowance of $500 and $0	1,817	1,516
Prepaid income taxes	2,620	4,095
Other assets	80	95
Total assets	$254,772	$303,592
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable trade	$2,120	$4,077
Accrued expenses and other current liabilities	7,849	9,679
Deferred revenue	174	165
Income tax payable	125	3
Total current liabilities	10,268	13,924
Deferred income tax liabilities	37	44
Total liabilities	10,305	13,968
Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 13,328,066 and 13,147,916 shares issued and outstanding	133	131
Additional paid-in capital	77,967	74,160
Retained earnings	182,308	228,278
Accumulated other comprehensive loss	(15,941)	(12,945)
Total stockholders’ equity	244,467	289,624
Total liabilities and stockholders’ equity	$254,772	$303,592

The accompanying notes are an integral part of the consolidated financial statements.

Geospace Technologies Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	YEAR ENDED SEPTEMBER 30,
	2016	2015	2014
Revenue:
Products	$46,530	$73,691	$209,581
Rental equipment	15,530	11,176	27,331
Total revenue	62,060	84,867	236,912
Cost of revenue:
Products	63,608	79,998	125,497
Rental equipment	17,815	16,069	14,956
Total cost of revenue	81,423	96,067	140,453
Gross profit (loss)	(19,363)	(11,200)	96,459
Operating expenses:
Selling, general and administrative expenses	21,533	22,671	25,291
Research and development expenses	13,851	14,694	16,536
Goodwill impairment expense	—	1,843	—
Bad debt expense	763	2,147	833
Total operating expenses	36,147	41,355	42,660
Income (loss) from operations	(55,510)	(52,555)	53,799
Other income (expense):
Interest expense	(26)	(229)	(471)
Interest income	376	427	123
Foreign exchange gains (losses)	(113)	2,622	182
Other, net	(60)	(99)	(90)
Total other income (expense), net	177	2,721	(256)
Income (loss) before income taxes	(55,333)	(49,834)	53,543
Income tax expense (benefit)	(9,363)	(17,193)	16,632
Net income (loss)	$(45,970)	$(32,641)	$36,911
Earnings (loss) per common share:
Basic	$(3.52)	$(2.51)	$2.82
Diluted	$(3.52)	$(2.51)	$2.81
Weighted average common shares outstanding:
Basic	13,044,875	12,996,958	12,950,958
Diluted	13,044,875	12,996,958	12,997,009

The accompanying notes are an integral part of the consolidated financial statements.

Geospace Technologies Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	YEAR ENDED SEPTEMBER 30,
	2016	2015	2014
Net income (loss)	$(45,970)	$(32,641)	$36,911
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on available-for-sale securities	(12)	23	(26)
Foreign currency translation adjustments	(2,984)	(10,472)	(1,406)
Other comprehensive loss, net of tax	(2,996)	(10,449)	(1,432)
Total comprehensive income (loss)	$(48,966)	$(43,090)	$35,479

The accompanying notes are an integral part of the consolidated financial statements.

Geospace Technologies Corporation and Subsidiaries

Consolidated Statement of Stockholders’ Equity

For the years ended September 30, 2016, 2015 and 2014

(In thousands, except share amounts)

	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Total
Balance at October 1, 2013	12,942,066	$129	$65,985	$224,008	$(1,064)	$289,058
Net income	—	—	—	36,911	—	36,911
Other comprehensive loss	—	—	—	—	(1,432)	(1,432)
Excess tax benefit from stock-based compensation	—	—	178	—	—	178
Issuance of restricted stock	197,000	2	(2)	—	—	—
Forfeiture of restricted stock	(8,000)	—	—	—	—	—
Issuance of common stock pursuant to exercise of options, net of tax	16,350	—	424	—	—	424
Stock-based compensation expense	—	—	4,119	—	—	4,119
Balance at September 30, 2014	13,147,416	131	70,704	260,919	(2,496)	329,258
Net loss	—	—	—	(32,641)	—	(32,641)
Other comprehensive loss	—	—	—	—	(10,449)	(10,449)
Excess tax expense from stock-based compensation	—	—	(1,083)	—	—	(1,083)
Issuance of restricted stock	3,000	—	—	—	—	—
Forfeiture of restricted stock	(2,500)	—	—	—	—	—
Stock-based compensation expense	—	—	4,539	—	—	4,539
Balance at September 30, 2015	13,147,916	131	74,160	228,278	(12,945)	289,624
Net loss	—	—	—	(45,970)	—	(45,970)
Other comprehensive loss	—	—	—	—	(2,996)	(2,996)
Excess tax expense from stock-based compensation	—	—	(1,411)	—	—	(1,411)
Issuance of restricted stock	182,400	2	(2)	—	—	—
Forfeiture of restricted stock	(2,250)	—	—	—	—	—
Stock-based compensation expense	—	—	5,220	—	—	5,220
Balance at September 30, 2016	13,328,066	$133	$77,967	$182,308	$(15,941)	$244,467

The accompanying notes are an integral part of the consolidated financial statements.

Geospace Technologies Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	YEAR ENDED SEPTEMBER 30,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$(45,970)	$(32,641)	$36,911
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income tax expense (benefit)	4,209	(943)	818
Rental equipment depreciation	14,523	13,948	12,182
Property, plant and equipment depreciation	5,391	5,599	5,592
Impairment of rental assets	1,814	—	—
Goodwill impairment	—	1,843	—
Accretion of discounts on short-term investments	110	225	49
Stock-based compensation expense	5,220	4,539	4,119
Bad debt expense	763	2,147	833
Inventory obsolescence expense	10,590	3,887	2,617
Write-down of inventories	622	—	—
Gross profit from sale of used rental equipment	(404)	(3,208)	(9,031)
Loss (gain) on disposal of property, plant and equipment	8	26	(64)
Realized loss on short-term investments	5	7	—
Excess tax expense from stock-based compensation	(1,411)	(1,083)	—
Effects of changes in operating assets and liabilities:
Trade accounts and notes receivable	(3,428)	7,088	25,605
Income tax receivable	4,078	(14,799)	(2,639)
Inventories	5,193	9,661	(10,452)
Costs and estimated earnings in excess of billings	—	—	12,400
Prepaid expenses and other current assets	(523)	997	998
Prepaid income taxes	1,475	1,753	353
Accounts payable trade	(1,942)	(834)	(11,756)
Accrued expenses and other	(2,149)	(6,004)	(3,435)
Deferred revenue	11	(3,567)	2,685
Income taxes payable	120	(10)	(135)
Net cash provided by (used in) operating activities	(1,695)	(11,369)	67,650
Cash flows from investing activities:
Purchase of property, plant and equipment	(1,867)	(2,189)	(6,792)
Proceeds from the sale of property, plant and equipment	—	—	27
Investment in rental equipment	(502)	(3,973)	(26,719)
Proceeds from the sale of used rental equipment	1,584	4,278	16,390
Purchases of short-term investments	(25,791)	(6,306)	(21,610)
Proceeds from the sale of short-term investments	16,368	7,902	2,000
Net cash used in investing activities	(10,208)	(288)	(36,704)
Cash flows from financing activities:
Net payments under line of credit	—	—	(931)
Excess tax benefits from stock-based compensation	—	—	178
Proceeds from exercise of stock options and other	—	—	424
Net cash used in financing activities	—	—	(329)
Effect of exchange rate changes on cash	(149)	614	14
Increase (decrease) in cash and cash equivalents	(12,052)	(11,043)	30,631
Cash and cash equivalents, beginning of fiscal year	22,314	33,357	2,726
Cash and cash equivalents, end of fiscal year	$10,262	$22,314	$33,357

The accompanying notes are an integral part of the consolidated financial statements.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies:

The Company

Geospace Technologies Corporation (“Geospace”) designs and manufactures instruments and equipment used by the oil and gas industry to acquire seismic data in order to locate, characterize and monitor hydrocarbon producing reservoirs.  Geospace also designs and manufactures non-seismic products, including industrial products and imaging equipment.  Geospace and its subsidiaries are referred to collectively as the “Company”.

The significant accounting policies followed by the Company are summarized below.

Basis of Presentation

The accompanying financial statements present the consolidated financial position, results of operations and cash flows of the Company in accordance with accounting principles generally accepted in the United States of America.  All intercompany balances and transactions have been eliminated.

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

The Company sells products to customers throughout the United States and various foreign countries.  The Company’s normal credit terms for trade receivables are 30 days.  In certain situations, credit terms may be extended to 60 days or longer.  The Company performs ongoing credit evaluations of its customers and generally does not require collateral for its trade receivables.  Additionally, the Company provides long-term financing in the form of promissory notes when competitive conditions require such financing.  In such cases, the Company may require collateral.  Allowances are recognized for potential credit losses.  One customer comprised 18.5% of the Company’s revenue during fiscal year 2016.  At September 30, 2016, the Company had an account receivable from this customer of $9.1 million.  No customers comprised 10% of the Company’s revenue during fiscal year 2015.  One customer comprised 26.4% of the Company’s revenue during fiscal year 2014.

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

The Company periodically reviews the composition of its inventories to determine if market demand, product modifications, technology changes, excessive quantities on-hand and other factors hinder our ability to recover its investment in such inventories.  The Company’s assessment is based upon historical product demand, estimated future product demand and various other judgments and estimates.  Inventory obsolescence reserves are recorded when such assessments reveal that portions or components of the Company’s inventory investment will not be realized in its operating activities.

Property, Plant and Equipment and Rental Equipment

Property, plant and equipment and rental equipment are stated at cost.  Depreciation expense is calculated using the straight-line method over the following estimated useful lives:

Years
Rental Equipment	2-5
Property, plant and equipment:
Machinery and equipment	3-15
Buildings and building improvements	10-50
Other	5-10

Expenditures for renewals and betterments are capitalized.  Repairs and maintenance expenditures are charged to expense as incurred.  The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and any gain or loss thereon is reflected in the statements of operations.

Impairment of Long-lived Assets

The Company’s long-lived assets are reviewed for impairment whenever an event or change in circumstances indicates the carrying amount of an asset or group of assets may not be recoverable.  The impairment review, if necessary, includes a comparison of expected future cash flows (undiscounted and without interest charges) to be generated by an asset group with the associated carrying value of the related assets.  If the carrying value of the asset group exceeds the expected future cash flows, an impairment loss is recognized to the extent that the carrying value of the asset group exceeds its fair value.  Management reviewed the recoverability of the carrying value of the Company’s long-lived assets based on future undiscounted cash flows at the end of each fiscal quarter in 2016 and determined that the carrying value of certain rental assets exceeded the expected future cash flows.  As a result, the Company compared the fair value of these assets to their carrying value and determined that the fair value was less than their carrying value.  As such, impairment charges of $1.8 million were recorded in the Company’s consolidated statements of operations for the fiscal year ended September 30, 2016.  No additional impairments were deemed necessary since the expected future cash flows exceed the carrying value of the assets.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Revenue Recognition

The Company primarily derives revenue from the sale of its manufactured products.  In addition, the Company generates revenue from the short-term rental under operating leases of its manufactured products.  Except for revenue recognized using the percentage-of-completion method discussed below, the Company recognizes revenue from product sales, including occasional sales of used rental equipment, when (i) title passes to the customer, (ii) the customer assumes risks and rewards of ownership, (iii) the product sales price has been determined, (iv) collectability of the sales price is reasonably assured and (v) product delivery occurs as directed by the customer.  Except for certain of the Company’s permanent reservoir monitoring products, the Company’s products are generally sold without any customer acceptance provisions and the Company’s standard terms of sale do not allow customers to return products for credit.  The Company recognizes rental revenue as earned over the rental period on a straight-line basis.  Rentals of the Company’s equipment generally range from daily rentals to rental periods of up to six months or longer.  Revenue from engineering services are recognized as services are rendered over the duration of a project, or as billed on a per hour basis.  Field service revenue is recognized when services are rendered and are generally priced on a per day rate.

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

The Company had no contracts accounted for under the POC Method at September 30, 2016 and September 30, 2015.

Deferred Revenue

The Company records deferred revenue when customer funds are received prior to the recognition of the associated revenue.

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

Changes in the product warranty reserve are reflected in the following table (in thousands):

Balance at October 1, 2013	$1,952
Accruals for warranties issued during the year	324
Settlements made (in cash or in kind) during the year	(1,325)
Balance at September 30, 2014	951
Accruals for warranties issued during the year	4,984
Settlements made (in cash or in kind) during the year	(3,609)
Balance at September 30, 2015	2,326
Accruals for warranties issued during the year	595
Settlements made (in cash or in kind) during the year	(2,529)
Balance at September 30, 2016	$392

Stock-Based Compensation

The Company accounts for stock-based compensation, including grants of restricted awards and unqualified stock options in accordance with Accounting Standards Codification Topic 718, which requires that all share-based payments (to the extent that they are compensatory) be recognized as an expense in the Company’s consolidated statements of operations based on their fair values on the award date and the estimated number of shares it ultimately expects to vest.

The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award, which is no greater than 4 years.  The Company’s stock-based compensation plan and awards are more fully described in Note 14.

Foreign Currency Gains and Losses

The assets and liabilities of the Company’s foreign subsidiaries that have a foreign currency as their functional currency have been translated into U.S. dollars using the exchange rates in effect at the balance sheet date.  Results of operations have been translated using the average exchange rates during the year.  Resulting translation adjustments have been recorded as a component of accumulated other comprehensive loss in stockholders’ equity.  Foreign currency transaction gains and losses are included in the statements of operations as they occur.  Transaction gains and losses on intra-entity foreign currency transactions and balances including advances and demand notes payable, on which settlement is not planned or anticipated in the foreseeable future, are recorded in “accumulated other comprehensive loss” on our consolidated balance sheets.

Shipping and Handling Costs

Amounts billed to a customer in a sales transaction related to reimbursable shipping and handling costs are included in revenue and the associated costs incurred by the Company for reimbursable shipping and handling expenses are reported in cost of sales.  The Company had shipping and handling expenses of $0.4 million, $0.6 million and $0.9 million for each of the fiscal years ended September 30, 2016, 2015 and 2014, respectively.

Fair Value

Fair value is the price that would be received to sell an asset or the amount paid to transfer a liability in an orderly transaction between market participants (an exit price) at the measurement date.  The Company has established a fair value hierarchy which prioritizes the inputs to the valuation techniques used to measure fair value into three levels.  These levels are determined based on the lowest level input that is significant to the fair value measurement.  Level 1 represents unadjusted quoted prices in active markets for identical assets and liabilities.  Level 2 represents quoted prices for similar assets and liabilities in active markets (other than those

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

included in Level 1) which are observable, either directly or indirectly.  Level 3 represents valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued guidance surrounding credit losses for financial instruments that replaces the incurred loss impairment methodology in current U.S. generally accepted accounting principles (“GAAP”).  The new impairment model requires immediate recognition of estimated credit losses expected to occur for most financial assets and certain other instruments.  For available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than reductions in the amortized cost of the securities.  The standard is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those annual periods.  Early adoption for fiscal year beginning after December 15, 2018 is permitted.  Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first effective reporting period.  The Company expects to adopt this standard in its fiscal year ending September 30, 2021 and does not expect the adoption of this standard to have a material effect upon its consolidated financial statements.

In March 2016, the FASB issued guidance to simplify key components of employee share-based payment accounting.  The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period.  Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The Company expects to adopt this standard in its fiscal year ending September 30, 2018 and does not expect the adoption of this guidance to have a material effect upon its consolidated financial statements.

In February 2016, the FASB issued guidance requiring a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months.  Consistent with current GAAP, the recognition, measurement and presentation of expense and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease.  However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, this new guidance will require both types of leases to be recognized on the balance sheet. The guidance also requires disclosures to help investors and other financial statement users to better understand the amount, timing and uncertainty of cash flows arising from leases.  These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements.  The guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2018 and is to be applied using the modified retrospective approach.  The Company expects to adopt this standard in its fiscal year ending September 30, 2020 and does not expect the adoption of this guidance to have a material effect upon its consolidated financial statements.

In July 2015, the FASB issued guidance requiring management to measure inventory at the lower of cost or net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  The pronouncement is effective for fiscal years beginning after December 15, 2016, including interim

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

periods within that reporting period and should be applied retrospectively, with early application permitted.  The Company expects to adopt this standard in its fiscal year ending September 30, 2018 and does not expect the adoption of this guidance to have a material effect upon its consolidated financial statements.

In August 2014, the FASB issued guidance requiring management to evaluate whether there are conditions and events that raise substantial doubt about the entity's ability to continue as a going concern and to provide disclosures in certain circumstances.  The new guidance was issued to reduce diversity in the timing and content of footnote disclosures.  This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2016.  The Company expects to adopt this standard in its fiscal year ending September 30, 2018 and does not expect the adoption of this guidance to have a material effect upon its consolidated financial statements.

In May 2014, the FASB issued guidance requiring entities to recognize revenue from contracts with customers by applying a five-step model in accordance with the core principle to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In addition, this guidance specifies the accounting for some costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition.  In August 2015, the FASB issued guidance deferring the effective date of this guidance to annual periods beginning after December 15, 2017, including interim reporting periods therein.  Entities have the option to adopt this guidance either retrospectively or through a modified retrospective transition method.  This new standard will supersede existing revenue guidance and affect the Company's revenue recognition process and the presentations or disclosures of the Company's consolidated financial statements and footnotes.  The Company expects to adopt this standard in its fiscal year ending September 30, 2019 and is currently evaluating this guidance including the method of adoption to determine the impact on its consolidated financial statements.

2. Short-term Investments

During the fiscal years ended September 30, 2016, 2015 and 2014 the Company realized losses of $5,000, $7,000 and zero, respectively, from the sale of short-term investments.  The realized losses are recorded in Other Income (Expense) on the consolidated statements of operations.  At September 30, 2016 and 2015, the Company’s short-term investments were composed of the following (in thousands):

	AS OF SEPTEMBER 30, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments
Corporate bonds	$17,342	$—	$(19)	$17,323
Government bonds	10,169	—	(1)	10,168
Total	$27,511	$—	$(20)	$27,491

	AS OF SEPTEMBER 30, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments
Corporate bonds	$15,166	$—	$(5)	$15,161
Government bonds	2,948	3	—	2,951
Total	$18,114	$3	$(5)	$18,112

The Company’s short-term investments have contractual maturities ranging from October 2016 to December 2018.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

3. Derivative Financial Instruments

At September 30, 2016 and September 30, 2015, the Company’s Canadian subsidiary had CAN$27.1 million and CAN$28.1 million, respectively, of Canadian dollar denominated intercompany accounts payable owed to one of the Company’s U.S. subsidiaries.  In order to mitigate its exposure to movements in foreign currency rates between the U.S. dollar and Canadian dollar, the Company routinely enters into foreign currency forward contracts to hedge a portion of its exposure to changes in the value of the Canadian dollar.  Approximately CAN$2.9 million of these Canadian dollar denominated intercompany accounts payable are considered by management to be of a short-term nature whereby the appreciation or devaluation of the Canadian dollar against the U.S. dollar will result in a gain or loss, respectively, to the consolidated statements of operations.  The Company considers approximately CAN$24.2 million Canadian dollar denominated intercompany accounts payable to be of a long-term nature and whereby settlement is not planned or anticipated in the foreseeable future; therefore, any resulting foreign exchange gains and losses are reported in the consolidated balance sheets as a component of other comprehensive income in accordance with ASC 830 “Foreign Currency Matters”.  In September 2016, the Company entered into a CAN$3.0 million 90-day hedge contract with a United States bank to hedge its short-term Canadian dollar foreign exchange rate exposure.  This contract reduces the impact on cash flows from movements in the Canadian dollar/U.S. dollar currency exchange rate, but has not been designated as a hedge for accounting purposes.  At September 30, 2016, the fair value of this contract was an asset of $5,000.

The following table summarizes the gross fair value of all derivative instruments, which are not designated as hedging instruments and their location in the consolidated balance sheets (in thousands):

Derivative Instrument	Location	September 30, 2016	September 30, 2015
Foreign Currency Forward Contracts	Prepaid Expenses and Other Current Assets	$5	$—
Foreign Currency Forward Contracts	Accrued Expenses and Other Current Liabilities	—	18
		$5	$18

The following table summarizes the impact of the Company’s derivatives on the consolidated statements of operations for the fiscal years ended September 30, 2016, 2015 and 2014 (in thousands):

	Location of Gain (Loss) on	FOR THE YEAR ENDED SEPTEMBER 30,
Derivative Instrument	Derivative Instrument	2016	2015	2014
Foreign Currency Forward Contracts	Other Income (Expense)	$50	$2,698	$2,439
		$50	$2,698	$2,439

Amounts in the above table include realized and unrealized derivative gains and losses.

4. Fair Value of Financial Instruments

At September 30, 2016, the Company’s financial instruments included cash and cash equivalents, short-term investments, a foreign currency forward contract, trade and notes receivables and accounts payable.  Due to the short-term maturities of cash and cash equivalents, trade and other receivables and accounts payable, the carrying amounts approximate fair value on the respective balance sheet dates.

The Company measures short-term investments and derivatives at fair value on a recurring basis.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following tables present the fair value of the Company’s short-term investments and foreign currency forward contracts at September 30, 2016 and 2015, respectively, by valuation hierarchy and input (in thousands):

	AS OF SEPTEMBER 30, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)	Totals
Short-term investments
Corporate bonds	$17,323	$—	$—	$17,323
Government bonds	10,168	—	—	10,168
Foreign currency forward contract	—	5	—	5
Total	$27,491	$5	$—	$27,496

	AS OF SEPTEMBER 30, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)	Totals
Short-term investments
Corporate bonds	$15,161	$—	$—	$15,161
Government bonds	2,951	—	—	2,951
Foreign currency forward contract	—	(18)	—	(18)
Total	$18,112	$(18)	$—	$18,094

Assets and liabilities measured on a nonrecurring basis

The measurements utilized to determine the implied fair value of certain rental assets as of September 30, 2016 and of goodwill as of September 30, 2015 represented significant unobservable inputs (Level 3) in accordance with the fair value hierarchy, a Level 3 measurement.

5. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance at October 1, 2013	$—	$(1,064)	$(1,064)
Other comprehensive loss	(26)	(1,406)	(1,432)
Balance at September 30, 2014	(26)	(2,470)	(2,496)
Other comprehensive income (loss)	23	(10,472)	(10,449)
Balance at September 30, 2015	(3)	(12,942)	(12,945)
Other comprehensive loss	(12)	(2,984)	(2,996)
Balance at September 30, 2016	$(15)	$(15,926)	$(15,941)

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

6. Inventories

Inventories consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2016	2015
Finished goods	$40,260	$55,074
Work in process	8,272	5,632
Raw material	65,682	70,769
Obsolescence reserve	(9,674)	(6,675)
	$104,540	$124,800

Inventory obsolescence expense and inventory write-downs totaled approximately $11.2 million, $3.9 million and $2.6 million during fiscal years 2016, 2015 and 2014, respectively.

7. Accounts and Notes Receivable

The Company’s current trade accounts receivable consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2016	2015
Trade accounts receivable	$17,841	$15,209
Allowance for doubtful accounts	(2,449)	(2,516)
	$15,392	$12,693

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

Notes receivable are reflected in the following table (in thousands):

	SEPTEMBER 30, 2016	SEPTEMBER 30, 2015
Notes receivable	$3,850	$3,520
Allowance for doubtful notes	(500)	—
	3,350	3,520
Less current portion	1,533	2,004
Non-current notes receivable	$1,817	$1,516

Notes receivable are generally collateralized by the products sold, and bear interest at rates ranging up to 8% per year. The notes receivable of $3.9 million will mature at various times through April 2018.  The Company has, on occasion, extended or renewed notes receivable as they mature, but there is no obligation to do so.

8. Rental Equipment

Rental equipment consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2016	2015
Rental equipment, primarily wireless recording equipment	$68,959	$75,359
Accumulated depreciation and impairment	(37,986)	(29,323)
	$30,973	$46,036

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Rental equipment depreciation expense was $14.5 million, $13.9 million and $12.2 million in fiscal years 2016, 2015 and 2014, respectively.  The Company transferred $4.0 million and $5.0 million of inventories to its rental equipment during fiscal years 2016 and 2015, respectively, which had a non-cash impact.

9. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2016	2015
Land and land improvements	$8,552	$8,714
Building and building improvements	30,756	30,955
Machinery and equipment	51,034	44,905
Furniture and fixtures	1,323	1,260
Transportation equipment	28	29
Tools and molds	2,165	1,864
Leasehold improvements	—	43
Construction in progress	807	6,135
	94,665	93,905
Accumulated depreciation	(49,933)	(45,196)
	$44,732	$48,709

Property, plant and equipment depreciation expense was $5.4 million, $5.6 million and $5.6 million in fiscal years 2016, 2015 and 2014, respectively.

10. Goodwill

At September 30, 2015, the Company conducted a qualitative goodwill impairment assessment on its seismic reporting unit as business conditions in the oil and gas industry further deteriorated in the Company’s fiscal year 2015 fourth quarter resulting in a decline in the market value of the Company’s common stock significantly below its book value.

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

As a result, the Company recorded a goodwill impairment charge of $1.8 million to reduce the carrying value of the goodwill to zero at September 30, 2015.  The impairment charge is included in operating expenses on the Company’s consolidated statement of operations for the year ended September 30, 2015.

11.  Long-Term Debt

The Company had no long-term debt outstanding at September 30, 2016 and September 30, 2015.

On March 2, 2011, the Company entered into a credit agreement with Frost Bank with borrowing availability of $50.0 million (the “Credit Agreement”).  On May 4, 2015, the Company amended the Credit Agreement which reduced its borrowing availability to $30.0 million with amounts available for borrowing determined by a borrowing base.  The borrowing base is determined based upon certain of the Company’s and its U.S. subsidiaries’ assets which include (i) 80% of certain accounts receivable plus (ii) 50% of certain notes receivable (such result not to exceed $10 million) plus (iii) 25% of certain inventories (excluding work-in-process inventories).  As of September 30, 2016, the Company’s borrowing base was $32.8 million resulting in borrowing availability of $30.0 million less $0.4 million of outstanding letters of credit.  The Company’s domestic subsidiaries have guaranteed the obligations of the Company under the Credit Agreement and such subsidiaries have secured their obligations under such guarantees by the pledge of substantially

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

all of the assets of such subsidiaries, except real property assets.  The Credit Agreement expires on May 4, 2018 and all borrowed funds are due and payable at that time.  The Company is required to make monthly interest payments on borrowed funds.  The Credit Agreement as amended limits the incurrence of additional indebtedness, requires the maintenance of a single financial ratio that compares certain of the Company’s assets to certain of its liabilities, restricts the Company and its subsidiaries’ ability to pay cash dividends and contains other covenants customary in agreements of this type.  The interest rate for borrowings under the Credit Agreement as amended is based on the Wall Street Journal prime rate, which was 3.50% at September 30, 2016.  At September 30, 2016, the Company was in compliance with all covenants under the Credit Agreement.

12. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2016	2015
Employee bonuses	$—	$36
Product warranty	392	2,326
Compensated absences	1,509	1,653
Legal and professional fees	218	277
Payroll	692	581
Property and sales taxes	3,234	2,909
Medical claims	624	763
Other	1,180	1,134
	$7,849	$9,679

The Company is self-insured for certain losses related to employee medical claims.  The Company has purchased stop-loss coverage for individual claims in excess of $175,000 per claimant per year in order to limit its exposure to any significant levels of employee medical claims.  Self-insured losses are accrued based on the Company’s historical experience and on estimates of aggregate liability for uninsured claims incurred using certain actuarial assumptions followed in the insurance industry.

13. Employee Benefits

The Company’s U.S. employees are participants in the Geospace Technologies Corporation’s Employee’s 401(k) Retirement Plan (the “Plan”), which covers substantially all eligible employees in the United States.  The Plan is a qualified salary reduction plan in which all eligible participants may elect to have a percentage of their compensation contributed to the Plan, subject to certain guidelines issued by the Internal Revenue Service.  The Company’s share of discretionary matching contributions was approximately $0.8 million, $1.0 million and $1.1 million in fiscal years 2016, 2015 and 2014, respectively.

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

At September 30, 2016, an aggregate of 1,134,600 shares of common stock were available for issuance under the 2014 Plan.  No shares of common stock were available for issuance under the 1997 Plan.

The following table summarizes the combined activity under the equity incentive plans for the indicated periods:

	Number of Nonqualified Options Outstanding	Weighted Average Exercise Price per Share	Number of Restricted Stock Awards	Weighted Average Grant-date Fair Value per Share
Outstanding at October 1, 2013	106,050	$18.61	—	$—
Granted	—	—	197,000	95.18
Exercised	(16,350)	25.94	—	—
Forfeited	—	—	(8,000)	98.68
Vested	—	—	—	—
Outstanding at September 30, 2014	89,700	17.27	189,000	95.03
Granted	—	—	3,000	19.13
Exercised	—	—	—	—
Forfeited	—	—	(2,500)	98.68
Vested	—	—	(47,000)	95.02
Outstanding at September 30, 2015	89,700	17.27	142,500	93.80
Granted	69,300	14.87	182,400	14.84
Exercised	—	—	—	—
Forfeited	—	—	(2,250)	77.33
Vested	—	—	(49,000)	90.73
Outstanding at September 30, 2016	159,000	$16.23	273,650	$39.98

During fiscal year 2016, the Company issued 182,400 shares of restricted stock under the 2014 Plan.  The weighted average grant date fair value of the restricted stock was $14.84 per share.  The grant date fair value of these awards was $2.7 million, which will be charged to expense over the next four years as the restrictions lapse.  Compensation expense for restricted stock awards was determined based on the closing market price of the Company’s stock on the date of grant applied to the total number of shares that are anticipated to fully vest.  Recipients of restricted stock awards are entitled to vote such shares and are entitled to dividends, if paid.

During fiscal year 2016, the Company also issued 69,300 nonqualified stock options under the Plan.  The options issued are based upon three tiers, each with separate service based vesting conditions and market conditions that affect exerciseability.  The market based conditions are based on achieving a specified market return on the Company’s stock price.  Compensation expense for the nonqualified stock option awards was determined based on a Monte Carlo simulation, which incorporates the possibility that the market conditions may not be satisfied.  The weighted average grant date fair value of the options issued was determined to be $5.96 per option.  The requisite service period of the options issued ranges from 18 to 36 months.

The restricted stock outstanding at September 30, 2016, 2015 and 2014 was issued from the 2014 Plan.  The stock options outstanding at September 30, 2015 and 2014 were issued under the 1997 Plan.  The stock options granted during fiscal year 2016 were issued under the 2014 Plan.  All stock options outstanding represent nonqualified options.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

No nonqualified stock options were exercised during fiscal years 2016 and 2015.  The total intrinsic value of nonqualified stock options exercised during fiscal year 2014 was $0.7 million.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2016:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Term (in years)	Weighted Average Exercise Price	Intrinsic Value	Shares	Weighted Average Remaining Term (in years)	Weighted Average Exercise Price	Intrinsic Value
$8.78 to $8.78	38,200	2.2	$8.78	$408,740	38,200	2.2	$8.78	$408,740
$14.87 to $14.87	69,300	9.1	14.87	319,473	—	—	—	—
$21.95 to $26.48	51,500	3.6	23.57	—	51,500	3.6	23.57	—
	159,000	5.7	$16.23	$728,213	89,700	3.0	$17.27	$408,740

The Company recognized $5.2 million, $5.6 million and $5.4 million of stock-based compensation expense for the fiscal years ended September 30, 2016, 2015 and 2014, respectively.  As of September 30, 2016, the Company had unrecognized compensation expense of $6.9 million relating to restricted stock awards.  This unrecognized compensation expense is expected to be recognized over a weighted average period of 2.6 years.  In addition, the Company had $0.2 million of unrecognized compensation expense related to nonqualified stock option awards which is expected to be recognized over a weighted average period of 1.5 years.

15. Income Taxes:

Components of income (loss) before income taxes were as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2016	2015	2014
United States	$(45,506)	$(41,700)	$48,988
Foreign	(9,827)	(8,134)	4,555
	$(55,333)	$(49,834)	$53,543

The provision (benefit) for income taxes consisted of the following (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2016	2015	2014
Current
Federal	$(13,726)	$(16,901)	$15,352
Foreign	148	647	393
State	6	4	69
	(13,572)	(16,250)	15,814
Deferred:
Federal	2,881	964	41
Foreign	1,328	(1,907)	777
	4,209	(943)	818
	$(9,363)	$(17,193)	$16,632

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Actual income tax expense (benefit) differs from income tax expense computed by applying the U.S. statutory federal tax rate of 35.0% for each of the fiscal years ended September 30, 2016, 2015 and 2014 as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2016	2015	2014
Provision (benefit) for U.S federal income tax at statutory rate	$(19,365)	$(17,442)	$18,740
Effect of foreign income taxes	630	249	(629)
Manufacturers’/producers’ deduction	—	—	(1,496)
Research and experimentation tax credit	(686)	(400)	(208)
State income taxes, net of federal income tax benefit	4	2	45
Nondeductible expenses	149	488	205
Resolution of prior years’ tax matters	—	96	20
Adjustment to prior year manufacturers’/producers’ deduction	1,450	—	—
Correction of prior year income tax benefit	950	—	—
Contingency for uncertainty in income taxes	—	(121)	—
Change in valuation allowance	7,715	—	—
Other items	(210)	(65)	(45)
	$(9,363)	$(17,193)	$16,632
Effective tax rate	(14.1)%	(34.5)%	31.1%

The Company has concluded that the tax correction in the above table was immaterial to its fiscal year 2015 consolidated financial statements and therefore, was reported in its fiscal year 2016 consolidated financial statements.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s net deferred income tax asset were as follows (in thousands):

	AS OF SEPTEMBER 30, 2016			AS OF SEPTEMBER 30, 2015
	U.S.	Non U.S.	Total	U.S.	Non U.S.	Total
Deferred income tax assets:
Allowance for doubtful accounts	$715	$51	$766	$681	$21	$702
Inventories	5,089	21	5,110	4,350	(34)	4,316
Net operating loss carry-forwards, tax credits and deferrals	3,000	3,823	6,823	—	2,270	2,270
Stock-based compensation	1,905	—	1,905	1,690	—	1,690
Accrued product warranty	130	4	134	803	6	809
Accrued compensated absences	467	—	467	520	—	520
Currency translation adjustments	—	—	—	101	—	101
Insurance and other reserves	170	—	170	62	43	105
	11,476	3,899	15,375	8,207	2,306	10,513
Deferred income tax liabilities:
Intangible assets	—	—	—	31	—	31
Property, plant and equipment and other	(7,470)	(11)	(7,481)	(5,264)	(770)	(6,034)
Subtotal deferred income tax assets	4,006	3,888	7,894	2,974	1,536	4,510
Valuation allowance	(4,006)	(3,709)	(7,715)	—	—	—
Net deferred income tax assets	$—	$179	$179	$2,974	$1,536	$4,510

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Deferred income tax assets and liabilities are reported as follows in the accompanying consolidated balance sheets (in thousands):

	AS OF SEPTEMBER 30,
	2016	2015
Deferred income tax assets, net	$216	$4,554
Deferred income tax liabilities, net	(37)	(44)
	$179	$4,510

The financial reporting basis of investments in foreign subsidiaries exceed their tax basis.  A deferred tax liability is not recorded for this temporary difference because the investment is deemed to be permanent.  A reversal of the Company’s plans to permanently invest in these foreign operations would cause the excess to become taxable.  At September 30, 2016, the Company had $6.5 million of cash and cash equivalents held by its foreign subsidiaries.  At September 30, 2016 and 2015, the temporary difference related to undistributed earnings for which no deferred taxes have been provided was approximately $13.0 million and $14.4 million, respectively.

Tax return filings which are subject to review by local tax authorities by major jurisdiction are as follows:

•	United States—fiscal years ended September 30, 2014 through 2016
•	State of Texas—fiscal years ended September 30, 2013 through 2016
•	State of New York—fiscal years ended September 30, 2004 through 2016
•	State of California – fiscal years ended September 30, 2012 through 2016
•	State of Pennsylvania – fiscal years ended September 30, 2009 through 2016
•	Russian Federation—calendar years 2013 through 2016
•	Canada—fiscal years ended September 30, 2013 through 2016
•	United Kingdom—fiscal years ended September 30, 2013 through 2016
•	Colombia—calendar years 2014 through 2016

The following table is a reconciliation of the total amounts of unrecognized tax liabilities (in thousands):

Balance at October 1, 2013	$314
Change in prior year tax positions	9
Current tax positions	23
Settlements with taxing authorities	—
Lapse of statute of limitations	(45)
Balance at September 30, 2014	301
Change in prior year tax positions	(187)
Current tax positions	17
Settlements with taxing authorities	—
Lapse of statute of limitations	(56)
Balance at September 30, 2015	75
Change in prior year tax positions	(70)
Current tax positions	—
Settlements with taxing authorities	—
Lapse of statute of limitations	(4)
Balance at September 30, 2016	$1

As of September 30, 2016, the Company had net operating loss (“NOL”) carry-forwards of approximately $13.6 million in Canada, $572,000 in Russia and approximately $48,500 in the United Kingdom to offset future taxable income in those jurisdictions.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The NOL carry-forwards for Canada and Russia expire in 2033 and 2026, respectively.  The NOL carry-forwards for the United Kingdom currently have no expiration.

During the year ended September 30, 2016, management concluded that it was more-likely-than-not that all of our U.S. and Canadian net deferred tax assets will not be realized in accordance with U.S. GAAP.  Accordingly, we established a valuation allowance against our U.S. net deferred tax assets of $4.0 million and Canadian net deferred tax assets of $3.7 million.

16. Earnings (Loss) Per Common Share

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

The following table summarizes the calculation of net earnings (loss) and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings (loss) per share (in thousands, except share and per share amounts):

	YEAR ENDED SEPTEMBER 30,
	2016	2015	2014
Net income (loss)	$(45,970)	$(32,641)	$36,911
Less: Income allocable to unvested restricted stock	—	—	(444)
Income (loss) available to common shareholders	(45,970)	(32,641)	36,467
Reallocation of participating earnings	—	—	2
Income (loss) attributable to common shareholders for diluted earnings per share	$(45,970)	$(32,641)	36,469
Weighted average number of common share equivalents:
Common shares used in basic earnings (loss) per share	13,044,875	12,996,958	12,950,958
Common share equivalents outstanding related to stock options	—	—	46,051
Total weighted average common shares and common share equivalents used in diluted earnings per share	13,044,875	12,996,958	12,997,009
Earnings (loss) per shares:
Basic	$(3.52)	$(2.51)	$2.82
Diluted	$(3.52)	$(2.51)	$2.81

For the calculation of diluted earnings per share for fiscal years 2016 and 2015, 159,000 and 89,700 stock options, respectively, were excluded in the calculation of weighted average shares outstanding as a result of their impact being antidilutive.  No stock options were excluded in the calculation of weighted average shares outstanding for fiscal year 2014.

17. Related Party Transactions

The Company regularly transacts business with Creative Marketing Services, LP (“CMS”), a company owned by the spouse of Richard F. Miles, a director of the Company.  CMS is a marketing company which has historically provided marketing, communications, and support services to the Company, including product photography, video shoots, brochure design, magazine advertising, website design, annual report production and various other marketing and advertising services.  For fiscal years 2016, 2015 and 2014, the Company incurred expenses of $39,000, $79,000, and $210,000, respectively, to CMS for these services.

18. Exit and Disposal Activities

During the first quarter of fiscal year 2016, the Company initiated a program to reduce operating costs in light of the decrease in demand for its seismic products.  The program included workforce reductions, a facility consolidation and other cost reductions related to the Company’s seismic business segment.  In connection with its workforce reductions, the Company incurred $1.0 million

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

of termination costs in its second fiscal quarter of 2016.  The costs related to the program are recorded to both cost of revenue and operating expenses in the consolidated statement of operations.  No further costs are expected and there are no outstanding liabilities related to this program as of September 30, 2016.

19. Commitments and Contingencies

Operating Leases

The Company leases office space and certain equipment on a month to month basis.  Rent expense was approximately $0.2 million, $0.4 million and $0.7 million during fiscal years 2016, 2015 and 2014, respectively.

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

20. Supplemental Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2016	2015	2014
Cash paid for:
Interest	$26	$286	$438
Income taxes	—	638	15,163
Noncash investing and financing activities:
Inventory transferred to rental equipment	3,982	5,013	10,742
Inventory transferred to property, plant and equipment	130	98	—
Settlement of note receivable in connection with return of rental equipment	—	2,588	—
Prepaid assets transferred to property, plant and equipment	—	4,219	—

21. Segment and Geographic Information

The Company reports and evaluates financial information for two segments: Seismic and Non-Seismic.  Seismic product lines include wireless data acquisition systems, reservoir characterization products and services, and traditional exploration products such as geophones, hydrophones, leader wire, connectors, cables, marine streamer retrieval and steering devices and various other products.  The Non-Seismic product lines include imaging products and industrial products.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following tables summarize the Company’s segment information:

	YEAR ENDED SEPTEMBER 30,
	2016	2015	2014
Revenue:
Seismic	$33,792	$60,565	$214,946
Non-seismic	27,708	23,758	21,420
Corporate	560	544	546
Total	62,060	84,867	236,912
Income (loss) from operations:
Seismic	(47,690)	(42,732)	65,159
Non-seismic	4,093	3,031	2,733
Corporate	(11,913)	(12,854)	(14,093)
Total	(55,510)	(52,555)	53,799
Depreciation, impairment, inventory obsolescence and stock-based compensation expenses:
Seismic	34,945	23,696	19,925
Non-seismic	746	505	468
Corporate	1,847	1,728	1,500
Total	36,538	25,929	21,893
Interest income:
Seismic	161	280	74
Non-seismic	3	7	5
Corporate	212	140	44
Total	376	427	123
Interest expense:
Seismic	—	—	—
Non-seismic	—	—	—
Corporate	26	229	471
Total	26	229	471

The Company’s manufacturing operations for its Seismic and Non-Seismic business segments are combined.  Therefore, the Company does not segregate and report separate balance sheet accounts for these segments.  As a result, the Company has not presented business segment balance sheet information in the table above.

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

The Company generates revenue from product sales and rentals from its subsidiaries located in the United States, Canada, Colombia, the Russian Federation and the United Kingdom.  Revenue information for the Company is as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2016	2015	2014
United States	$56,094	$77,487	$230,818
Canada	3,028	4,796	39,064
Colombia	556	609	3,222
Russian Federation	4,254	5,554	14,048
United Kingdom	2,120	2,644	2,229
Eliminations	(3,992)	(6,223)	(52,469)
	$62,060	$84,867	$236,912

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

A summary of revenue by geographic area for fiscal years 2016, 2015 and 2014 is as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2016	2015	2014
Asia (including Middle East)	$18,745	$8,755	$5,028
Canada	3,048	2,298	42,632
Europe	4,219	13,672	71,713
Middle East	1,749	2,024	7,550
United States	32,317	50,101	96,380
Other	1,982	8,017	13,609
	$62,060	$84,867	$236,912

Revenue is attributed to countries based on the ultimate destination of the product sold, if known.  If the ultimate destination is not known, revenue is attributed to countries based on the geographic location of the initial shipment.

Long-lived assets were as follows (in thousands):

	AS OF SEPTEMBER 30,
	2016	2015
United States	$62,921	$70,170
Canada	11,911	19,323
Colombia	3,487	9,227
Russian Federation	1,498	1,215
United Kingdom	391	502
China	14	14
	$80,222	$100,451

22. Selected Quarterly Information (Unaudited):

The following table represents summarized data for each of the quarters in fiscal years 2016 and 2015 (in thousands, except per share amounts):

	2016
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenue	$16,314	$17,678	$14,931	$13,137
Gross profit (loss)	(5,467)	(2,900)	(4,594)	(6,402)
Loss from operations	(14,816)	(12,015)	(13,987)	(14,692)
Other income (expense), net	2	(617)	719	73
Net loss	(12,309)	(11,654)	(10,965)	(11,042)
Basic loss per share	$(0.94)	$(0.89)	$(0.84)	$(0.85)
Diluted loss per share	$(0.94)	$(0.89)	$(0.84)	$(0.85)

	2015
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenue	$16,008	$19,751	$27,942	$21,166
Gross profit (loss)	(9,289)	(3,306)	1,416	(21)
Loss from operations	(21,667)	(12,451)	(8,549)	(9,888)
Other income (expense), net	1,180	(489)	584	1,446
Net loss	(13,450)	(8,564)	(5,182)	(5,445)
Basic loss per share	$(1.03)	$(0.66)	$(0.40)	$(0.41)
Diluted loss per share	$(1.03)	$(0.66)	$(0.40)	$(0.41)

Schedule II

Geospace Technologies Corporation and Subsidiaries

Valuation and Qualifying Accounts

(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Assets	(Deductions) and Additions	Balance at End of Period
Year ended September 30, 2016
Allowance for doubtful accounts on accounts and notes receivable	$2,516	$763	$—	$(330)	$2,949
Year ended September 30, 2015
Allowance for doubtful accounts on accounts and notes receivable	1,125	2,147	—	(756)	2,516
Year ended September 30, 2014
Allowance for doubtful accounts on accounts and notes receivable	376	833	—	(84)	1,125

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Assets	(Deductions) and Additions	Balance at End of Period
Year ended September 30, 2016
Inventory obsolescence reserve	$6,675	$10,590	$—	$(7,591)	$9,674
Year ended September 30, 2015
Inventory obsolescence reserve	7,764	3,887	—	(4,976)	6,675
Year ended September 30, 2014
Inventory obsolescence reserve	6,932	2,617	—	(1,785)	7,764