Form 10-Q
period 2016-12-31
GEOSPACE TECHNOLOGIES CORP
filed 2017-02-09
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended December 31, 2016 OR

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

Yes    No    X

There were 13,434,566 shares of the Registrant’s Common Stock outstanding as of the close of business on January 31, 2017.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	December 31, 2016	September 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$12,794	$10,262
Short-term investments	24,739	27,491
Trade accounts receivable, net	13,819	15,392
Current portion of notes receivable	1,678	1,533
Income tax receivable	13,290	13,290
Inventories, net	101,765	104,540
Prepaid expenses and other current assets	1,855	1,826
Total current assets	169,940	174,334

Rental equipment, net	26,821	30,973
Property, plant and equipment, net	43,477	44,732
Deferred income tax assets, net	179	216
Non-current notes receivable, net	1,385	1,817
Prepaid income taxes	2,227	2,620
Other assets	80	80
Total assets	$244,109	$254,772

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable trade	$1,767	$2,120
Accrued expenses and other current liabilities	7,469	7,849
Deferred revenue	945	174
Income tax payable	90	125
Total current liabilities	10,271	10,268

Deferred income tax liabilities	33	37
Total liabilities	10,304	10,305

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock	—	—
Common stock	134	133
Additional paid-in capital	79,377	77,967
Retained earnings	170,603	182,308
Accumulated other comprehensive loss	(16,309)	(15,941)
Total stockholders’ equity	233,805	244,467
Total liabilities and stockholders’ equity	$244,109	$254,772

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended
	December 31, 2016	December 31, 2015
Revenue:
Products	$10,297	$11,752
Rental equipment	4,988	1,385
Total revenue	15,285	13,137
Cost of revenue:
Products	14,836	15,444
Rental equipment	3,776	4,095
Total cost of revenue	18,612	19,539

Gross profit (loss)	(3,327)	(6,402)
Operating expenses:
Selling, general and administrative expenses	5,094	5,574
Research and development expenses	3,372	3,605
Bad debt recovery	(482)	(889)
Total operating expenses	7,984	8,290

Loss from operations	(11,311)	(14,692)

Other income (expense):
Interest expense	(8)	(7)
Interest income	130	106
Foreign exchange losses, net	(65)	(10)
Other, net	(17)	(16)
Total other income, net	40	73

Loss before income taxes	(11,271)	(14,619)
Income tax expense (benefit)	434	(3,577)
Net loss	$(11,705)	$(11,042)

Loss per common share:
Basic	$(0.89)	$(0.85)
Diluted	$(0.89)	$(0.85)

Weighted average common shares outstanding:
Basic	13,094,809	13,024,579
Diluted	13,094,809	13,024,579

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended
	December 31, 2016	December 31, 2015
Net loss	$(11,705)	$(11,042)
Other comprehensive loss
Change in unrealized losses on available-for-sale securities, net of tax	(62)	(26)
Foreign currency translation adjustments	(306)	(1,222)
Total other comprehensive loss	(368)	(1,248)
Total comprehensive loss	$(12,073)	$(12,290)

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	December 31, 2016	December 31, 2015
Cash flows from operating activities:
Net loss	$(11,705)	$(11,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income tax expense	34	4,926
Rental equipment depreciation	3,308	3,430
Property, plant and equipment depreciation	1,313	1,380
Accretion of discounts on short-term-investments	16	44
Stock-based compensation expense	1,375	1,185
Bad debt recovery	(482)	(889)
Inventory obsolescence expense	4,147	2,294
Gross profit from sale of used rental equipment	(1,201)	(4)
Realized loss on short-term investments	1	1
Excess tax expense from stock-based compensation	—	(1,313)
Effects of changes in operating assets and liabilities:
Trade accounts and notes receivable	2,312	6,708
Income tax receivable	—	(7,883)
Inventories	(1,507)	2,078
Prepaid expenses and other current assets	(39)	(717)
Prepaid income taxes	393	398
Accounts payable trade	(348)	(1,975)
Accrued expenses and other	(257)	(901)
Deferred revenue	771	(99)
Income tax payable	(31)	19
Net cash used in operating activities	(1,900)	(2,360)

Cash flows from investing activities:
Purchase of property, plant and equipment	(106)	(679)
Investment in rental equipment	—	(135)
Proceeds from the sale of used rental equipment	1,915	35
Purchases of short-term investments	—	(4,902)
Proceeds from the sale of short-term investments	2,674	3,370
Net cash provided by (used in) investing activities	4,483	(2,311)

Cash flows from financing activities:
Proceeds from the exercise of stock options	50	—
Net cash provided by financing activities	50	—

Effect of exchange rate changes on cash	(101)	(218)
Increase (decrease) in cash and cash equivalents	2,532	(4,889)
Cash and cash equivalents, beginning of fiscal year	10,262	22,314
Cash and cash equivalents, end of fiscal period	$12,794	$17,425

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.   Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet of Geospace Technologies Corporation and its subsidiaries (the “Company”) at September 30, 2016 was derived from the Company’s audited consolidated financial statements at that date.  The consolidated balance sheet at December 31, 2016 and the consolidated statements of operations, comprehensive loss and cash flows for the three months ended December 31, 2016 and 2015, were prepared by the Company without audit.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows were made.  The results of operations for the three months ended December 31, 2016 are not necessarily indicative of the operating results for a full year or of future operations.

Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America were omitted pursuant to the rules of the Securities and Exchange Commission.  The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended September 30, 2016.

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

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Impairment of Long-lived Assets

The Company’s long-lived assets are reviewed for impairment whenever an event or change in circumstances indicates the carrying amount of an asset or group of assets may not be recoverable.  The impairment review, if necessary, includes a comparison of expected future cash flows (undiscounted and without interest charges) to be generated by an asset group with the associated carrying value of the related assets.  If the carrying value of the asset group exceeds the expected future cash flows, an impairment loss is recognized to the extent that the carrying value of the asset group exceeds its fair value.  During the quarter ended December 31 2016, no events or changes in circumstances were determined indicating the carrying amount of any of its assets or groups of assets may not be recoverable.

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

Balance at October 1, 2016	$392
Accruals for warranties issued during the period	205
Settlements made (in cash or in kind) during the period	(126)
Balance at December 31, 2016	$471

Recent Accounting Pronouncements

In November 2016 the Financial Accounting Standards Board (“FASB”) issued guidance which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.  Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  This guidance must be adopted by the Company no later than its first quarter of fiscal year 2019 and should be applied on a retrospective transition basis.  The Company has historically not held restricted cash balances and, therefore, does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.  However, upon adoption of this guidance, the Company will make any necessary changes to present restricted cash balances in accordance with the guidance.

In October 2016 the FASB issued guidance which eliminates the exception of recognizing, at the time of transfer, current and deferred income taxes for intercompany profits on intra-entity asset transfers other than inventory.  This guidance must be adopted by

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

the Company no later than its first quarter of fiscal year 2019 and applied on a modified retrospective transition basis.  Since early adoption is permitted, the Company is planning to adopt this guidance in its first quarter of its fiscal year ending September 30, 2018.  Under current guidance, the Company maintains a non-current prepaid income tax asset on its consolidated balance sheets representing income taxes paid in the U.S. on profits realized from the sale of rental equipment to its foreign subsidiaries.  As this rental equipment is depreciated, the prepaid tax is recognized as a current income tax expense in the Company’s consolidated Statement of Operations.  Upon adoption of the new guidance, the Company will be required to recognize a deferred tax asset related to the intercompany profits realized on the sale of assets to its subsidiaries; however, profits realized from the intercompany sale of inventories will continue to be accounted for as a prepaid income tax asset under the current guidance.  The resulting deferred tax asset will be recognized at the jurisdictional tax rate of the subsidiary purchasing the asset.  Any differences between the subsidiary’s jurisdictional tax rate and the seller’s tax rate in regard to the intercompany profit will be charged to seller’s current income tax expense at the time of the sale.  Since the current U.S. income tax rate is substantially higher than the current income tax rates applicable to each of the Company’s foreign subsidiaries, adoption of the new guidance could have a significant impact on the Company’s provision for income taxes in future periods if significant amounts of rental equipment are sold by the Company’s U.S. subsidiaries to its foreign subsidiaries.

In June 2016, the FASB issued guidance surrounding credit losses for financial instruments that replaces the incurred loss impairment methodology in current U.S. generally accepted accounting principles (“GAAP”).  The new impairment model requires immediate recognition of estimated credit losses expected to occur for most financial assets and certain other financial instruments.  For available-for-sale debt securities with unrealized losses, credit losses will be recognized as allowances rather than reductions in the amortized cost of the securities.  The standard is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those annual periods.  Early adoption for a fiscal year beginning after December 15, 2018 is permitted.  Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first effective reporting period.  The Company expects to adopt this standard during the first quarter of its fiscal year ending September 30, 2021 and is currently evaluating the impact of this new guidance on its consolidated financial statements.

In March 2016, the FASB issued guidance to simplify key components of employee share-based payment accounting.  The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period.  The Company expects to adopt this guidance in the first quarter of its fiscal year ending September 30, 2018.  The new guidance simplifies several aspects of the accounting for share-based payment transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification of excess tax benefits from share-based payments on the statement of cash flows.  Under the current standard, the Company is required to track and record as a component of additional paid-in capital the tax impact of cumulative windfalls, net of any shortfalls, which result from excess tax benefits from share-based payments. As a result, the impact of net windfalls does not affect the Company’s provision for income taxes or its effective income tax rate.  Upon adoption of the new standard, the Company will record a cumulative-effect adjustment to retained earnings for the basis of historical net windfalls residing in its additional paid in capital account. In addition, the Company will no longer track windfalls or shortfalls resulting from share-based payments since all future windfalls and shortfalls will be recorded as a component of the Company’s current provision for income taxes.  Depending on the magnitude of future windfalls or shortfalls, this change could significantly affect the Company’s provision for income taxes in a positive or negative direction.

In February 2016, the FASB issued guidance requiring a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months.  Consistent with current GAAP, the recognition, measurement and presentation of expense and cash flows arising from a lease by a lessee primarily will depend on its classification of the lease as a finance or operating lease.  However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, the new guidance will also require operating leases of the lessee to be recognized on the balance sheet if the operating lease term is more than 12 months.  The guidance also requires disclosures to help investors and other financial statement users to better understand the amount, timing and uncertainty of cash flows arising from leases.  These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements.  The guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2018 and is to be applied using the modified retrospective approach.  The Company expects to adopt this standard in its first quarter of its fiscal year ending September 30, 2020.  The Company currently is not a lessee under any lease agreements with a term longer than one year.  The Company is routinely a lessor in its rental contracts with customers; however, these rental agreements are short-term in nature and would be treated as an operating lease under the new guidance.  As a result, the Company does not expect the adoption of this guidance to have a material effect upon its consolidated financial statements.

In July 2015, the FASB issued guidance requiring management to measure inventory at the lower of cost or net realizable value.  Under the new guidance, net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  The new guidance is effective for fiscal years beginning after

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

December 15, 2016, including interim periods within that reporting period and should be applied retrospectively, with early application permitted.  The Company expects to adopt this standard in its first quarter of its fiscal year ending September 30, 2018.  Since the Company is a manufacturer and the nature of its inventory is generally unique to its designs and applications thus preventing the gathering of relevant external market data, its practice for calculating net realizable value under the current standard is consistent with the practice prescribed by the new guidance. Therefore, the Company does not expect the adoption of the new guidance to have a material effect upon its consolidated financial statements.

In August 2014, the FASB issued guidance requiring management to evaluate whether there are conditions and events that raise substantial doubt about an entity's ability to continue as a going concern and to provide disclosures in certain circumstances.  The new guidance was issued to reduce diversity in the timing and content of footnote disclosures.  This guidance is effective for fiscal years ending after December 15, 2016 and interim reporting periods thereafter.  The Company’s management will begin evaluating any potential events and conditions which raise substantial doubt about the Company’s ability to continue as a going concern upon adoption on September 30, 2017.  The adoption of this guidance may result in additional disclosures to our consolidated financial statements.

In May 2014, the FASB issued guidance requiring entities to recognize revenue from contracts with customers by applying a five-step model in accordance with the core principle to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In addition, this guidance specifies the accounting for some costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition.  In August 2015, the FASB issued guidance deferring the effective date of this guidance to annual periods beginning after December 15, 2017, including interim reporting periods therein.  Entities have the option to adopt this guidance either retrospectively or through a modified retrospective transition method.  This new standard will supersede existing revenue guidance and affect the Company's revenue recognition process and the presentations or disclosures of the Company's consolidated financial statements and footnotes.  The Company recognizes revenue through three primary transactions types:  (i) the immediate recognition of revenue through the routine delivery of products to its customers, (ii) the rental of equipment to its customers through short-term operating leases, and (iii) the recognition of revenue utilizing the percentage of completion method for the delivery of complex products requiring long manufacturing times and substantial engineering resources.  While the Company does not expect the new guidance to impact its routine product sales or rental contracts, the new guidance could impact the manner in which it recognizes revenue using the percentage of completion method. The Company expects to adopt this standard in the first quarter of its fiscal year ending September 30, 2019 and is in the early stages of evaluating the standard including the method of adoption to determine the impact on its consolidated financial statements.  Further disclosures around policy changes or quantitative effects will be made as the Company moves closer to the adoption of this standard.

2.   Short-term Investments

	As of December 31, 2016 (in thousands)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments
Corporate bonds	$15,653	$—	$(45)	$15,608
Government bonds	9,167	—	(36)	9,131
Total	$24,820	$—	$(81)	$24,739

	As of September 30, 2016 (in thousands)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments
Corporate bonds	$17,342	$—	$(19)	$17,323
Government bonds	10,169	—	(1)	10,168
Total	$27,511	$—	$(20)	$27,491

3.   Derivative Financial Instruments

At December 31, 2016 and September 30, 2016, the Company’s Canadian subsidiary had $27.3 million and $27.1 million, respectively, of Canadian dollar denominated intercompany accounts payable owed to one of the Company’s U.S. subsidiaries.  In

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

order to mitigate its exposure to movements in foreign currency rates between the U.S. dollar and Canadian dollar, the Company routinely enters into foreign currency forward contracts to hedge a portion of its exposure to changes in the value of the Canadian dollar.  Approximately $3.1 million of these Canadian dollar denominated intercompany accounts payable are considered by management to be of a short-term nature whereby the appreciation or devaluation of the Canadian dollar against the U.S. dollar will result in a gain or loss, respectively, to the consolidated statement of operations.  The Company considers the remaining $24.2 million Canadian dollar denominated intercompany accounts payable to be of a long-term nature and whereby settlement is not planned or anticipated in the foreseeable future; therefore, any resulting foreign exchange gains and losses are reported in the consolidated balance sheets as a component of other comprehensive income in accordance with ASC 830 “Foreign Currency Matters”.  In December 2016, the Company entered into a $3.0 million 90-day hedge contract with a United States bank to hedge a portion of its short-term Canadian dollar foreign exchange rate exposure.  This contract reduces the impact on cash flows from movements in the Canadian dollar/U.S. dollar currency exchange rate, but has not been designated as a hedge for accounting purposes.

The following table summarizes the gross fair value of all derivative instruments, which are not designated as hedging instruments and their location in the consolidated balance sheets (in thousands):

Derivative Instrument	Location	December 31, 2016	September 30, 2016
Foreign Currency Forward Contracts	Prepaid Expenses and Other Current Assets	$—	$5

The following table summarizes the Company’s gains on derivative instruments in the consolidated statements of operations for the three month period ended December 31, 2016 and 2015 (in thousands):

		Three Months Ended
Derivative Instrument	Location of Gain on Derivative Instrument	December 31, 2016	December 31, 2015
Foreign Currency Forward Contracts	Other Income	$72	$116

Amounts in the above table include realized and unrealized derivative gains and losses.

4.   Fair Value of Financial Instruments

At December 31, 2016, the Company’s financial instruments included cash and cash equivalents, short-term investments, foreign currency forward contract, trade and notes receivables and accounts payable.  Due to the short-term maturities of cash and cash equivalents, trade and other receivables and accounts payable, the carrying amounts approximate fair value on the respective balance sheet dates.

The Company measures its short-term investments and derivative instruments at fair value on a recurring basis.  The fair value measurement of the Company’s short-term investments and derivative instruments was determined using the following inputs (in thousands):

	As of December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)	Totals
Short-term investments
Corporate bonds	$15,608	$—	$—	$15,608
Government bonds	9,131	—	—	9,131
Total	$24,739	$—	$—	$24,739

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	As of September 30, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)	Totals
Short-term investments
Corporate bonds	$17,323	$—	$—	$17,323
Government bonds	10,168	—	—	10,168
Foreign currency forward contract	—	5	—	5
Total	$27,491	$5	$—	$27,496

5.   Accounts and Notes Receivable

Current trade accounts receivable are reflected in the following table (in thousands):

	December 31, 2016	September 30, 2016
Trade accounts receivable	$15,765	$17,841
Allowance for doubtful accounts	(1,946)	(2,449)
	$13,819	$15,392

The allowance for doubtful accounts represents the Company’s best estimate of probable credit losses.  The Company determines the allowance based upon historical experience and a current review of its balances.  Accounts receivable balances are charged off against the allowance whenever it is probable that the receivable will not be recoverable.

Notes receivable, net is reflected in the following table (in thousands):

	December 31, 2016	September 30, 2016
Notes receivable	$3,563	$3,850
Allowance for doubtful notes	(500)	(500)
	3,063	3,350
Less current portion	1,678	1,533
Non-current notes receivable	$1,385	$1,817

6.   Inventories

Inventories consist of the following (in thousands):

	December 31, 2016	September 30, 2016
Finished goods	$38,198	$40,260
Work in process	3,788	8,272
Raw material	73,146	65,682
Obsolescence reserve	(13,367)	(9,674)
	$101,765	$104,540

During the three months ended December 31, 2016 and 2015, the Company made non-cash inventory transfers of $0.3 million and $0.1 million, respectively, to its rental equipment fleet.  Raw materials include semi-finished goods and component parts totaling $49.6 million and $43.8 million, respectively, at December 31, 2016 and September 30, 2016.

7.   Long-Term Debt

The Company had no debt outstanding at December 31, 2016 and September 30, 2016.

On March 2, 2011, the Company entered into a credit agreement with Frost Bank with borrowing availability of $50.0 million (the “Credit Agreement”).  On May 4, 2015, the Company amended the Credit Agreement which reduced its borrowing availability to

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

$30.0 million with amounts available for borrowing determined by a borrowing base.  Under the amendments to the Credit Agreement, the borrowing base is determined based upon certain of the Company’s and its U.S. subsidiaries’ assets which include (i) 80% of certain accounts receivable plus (ii) 50% of certain notes receivable (such result not to exceed $10 million) plus (iii) 25% of certain inventories (excluding work-in-process inventories).  As of December 31, 2016, the Company’s borrowing base was $32.2 million resulting in borrowing availability of $30.0 million less $0.4 million of outstanding letters of credit.  The Company’s domestic subsidiaries have guaranteed the obligations of the Company under the Credit Agreement and such subsidiaries have secured their obligations under such guarantees by the pledge of substantially all of the assets of such subsidiaries, except real property assets.  The Credit Agreement expires on May 4, 2018 and all borrowed funds are due and payable at that time.  The Company is required to make monthly interest payments on borrowed funds.  The Credit Agreement as amended limits the incurrence of additional indebtedness, requires the maintenance of a single financial ratio that compares certain of the Company’s assets to certain of its liabilities, restricts the Company and its subsidiaries’ ability to pay cash dividends and contains other covenants customary in agreements of this type.  The interest rate for borrowings under the Credit Agreement as amended is based on the Wall Street Journal prime rate, which was 3.75% at December 31, 2016.  At December 31, 2016, the Company was in compliance with all covenants under the Credit Agreement.

8.   Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following (in thousands):

	Unrealized Losses on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Totals
Balance at October 1, 2016	$(15)	$(15,926)	$(15,941)
Changes in unrealized losses on available-for-sale securities	(62)	—	(62)
Foreign currency translation adjustments	—	(306)	(306)
Balance at December 31, 2016	$(77)	$(16,232)	$(16,309)

9.   Stock-Based Compensation

During the three months ended December 31, 2016, the Company issued 102,500 shares of restricted stock under its 2014 Long Term Incentive Plan, as amended (the “Plan”).  The weighted average grant date fair value of the restricted stock was $21.22 per share.  The grant date fair value of these awards was $2.2 million, which will be charged to expense over the next four years as the restrictions lapse.  Compensation expense for restricted stock awards was determined based on the closing market price of the Company’s stock on the date of grant applied to the total number of shares that are anticipated to fully vest.  Recipients of restricted stock awards are entitled to vote such shares and are entitled to dividends, if paid.

During the three months ended December 31, 2016, the Company also issued 51,300 nonqualified stock options under the Plan.  The options issued are based upon three tiers, each with separate service based vesting conditions and market conditions that affect exercisability.  Market based conditions are based on achieving a specified market return on the Company’s stock price.  Compensation expense for the nonqualified stock option awards was determined based on a Monte Carlo simulation, which incorporates the possibility that the market conditions may not be satisfied.  The weighted average grant date fair value of the options issued was determined to be $9.35 per option resulting in unrecognized compensation costs of $0.5 million, which will be charged to expense over the requisite service period of the options, ranging from 18 to 36 months.

As of December 31, 2016, the Company had unrecognized compensation expense of $7.7 million relating to restricted stock awards.  This unrecognized compensation expense is expected to be recognized over a weighted average period of 3.0 years.  In addition, the Company had $0.6 million of unrecognized compensation expense related to nonqualified stock option awards which is expected to be recognized over a weighted average period of 1.8 years.

As of December 31, 2016, a total of 289,300 shares of restricted stock and 206,300 nonqualified stock options shares were outstanding.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10.   Loss Per Common Share

The Company applies the two-class method in calculating per share data.  The following table summarizes the calculation of net loss and weighted average common shares and common equivalent shares outstanding for purposes of the computation of loss per share (in thousands, except share and per share data):

	Three Months Ended
	December 31, 2016	December 31, 2015
Net loss	$(11,705)	$(11,042)
Less: Income allocable to unvested restricted stock	—	—
Loss available to common shareholders	(11,705)	(11,042)
Reallocation of participating earnings	—	—
Loss attributable to common shareholders for diluted earnings per share	$(11,705)	$(11,042)
Weighted average number of common share equivalents:
Common shares used in basic loss per share	13,094,809	13,024,579
Common share equivalents outstanding related to stock options	—	—
Total weighted average common shares and common share equivalents used in diluted loss per share	13,094,809	13,024,579
Loss per share:
Basic	$(0.89)	$(0.85)
Diluted	$(0.89)	$(0.85)

For the calculation of diluted loss per share for the three months ended December 31, 2016 and 2015, 206,300 stock options and 159,000 stock options, respectively, were excluded in the calculation of weighted average shares outstanding as a result of their impact being antidilutive.

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

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table summarizes the Company’s segment information (in thousands):

	Three Months Ended
	December 31, 2016	December 31, 2015
Revenue:
Seismic	$9,406	$7,574
Non-Seismic	5,736	5,433
Corporate	143	130
Total	$15,285	$13,137

Income (loss) from operations:
Seismic	$(9,453)	$(12,135)
Non-Seismic	1,052	562
Corporate	(2,910)	(3,119)
Total	$(11,311)	$(14,692)

13.   Income Taxes

The Company’s effective tax rates for the three months ended December 31, 2016 and 2015 were 9.6% and (24.5)%, respectively.  The United States statutory tax rate for the same periods was 35%.  The lower effective tax rate for the three months ended December 31, 2015 resulted primarily from a valuation allowance against the Company’s Canadian subsidiary’s net deferred tax assets.  The lower effective tax rate for the three months ended December 31, 2016 primarily resulted from the Company’s inability to recognize deferred tax assets and other tax benefits in connection with the losses it incurred in the United States and Canada due to the uncertainty surrounding the Company’s ability to utilize such deferred tax assets in the future to offset taxable income.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the major elements of our consolidated financial statements.  You should read this discussion and analysis together with our consolidated financial statements, including the accompanying notes, and other detailed information appearing elsewhere in this Quarterly Report on Form 10-Q and our annual report on Form 10-K for the year ended September 30, 2016.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein, if any, contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “intend”, “expect”, “plan”, “budget”, “forecast”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue”, “evaluating” or similar words.  Statements that contain these words should be read carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other forward-looking information.  Examples of forward-looking statements include, among others, statements that we make regarding our expected operating results, the adoption and sale of our products in various geographic regions, anticipated levels of capital expenditures and the sources of funding therefore, and our strategy for growth, product development, market position, financial results and reserves.  These forward-looking statements reflect our best judgment about future events and trends based on the information currently available to us.  However, there will likely be events in the future that we are not able to predict or control.  The factors listed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, as well as other cautionary language in such Annual Report and this Quarterly Report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.  The occurrence of the events described in these risk factors and elsewhere in this Quarterly Report on Form 10-Q could have a material adverse effect on our business, results of operations and financial position, and actual events and results of operations may vary materially from our current expectations.  We assume no obligation to revise or update any forward-looking statement, whether written or oral, that we may make from time to time, whether as a result of new information, future developments or otherwise.

Business Overview

Geospace Technologies Corporation is a Texas corporation originally incorporated in Delaware on September 27, 1994.  Unless otherwise specified, the discussion in this Quarterly Report on Form 10-Q refers to Geospace Technologies Corporation and its subsidiaries.

We design and manufacture instruments and equipment used in the acquisition and processing of seismic data as well as in the characterization and monitoring of producing oil and gas reservoirs.  Demand for our products has been, and will likely continue to be, vulnerable to downturns in the economy and the oil and gas industry in general.  For more information, please refer to the risks discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

We have engaged in the seismic instrument and equipment business since 1980 and market our products primarily to the oil and gas industry. We also design, manufacture and distribute non-seismic equipment including imaging products and industrial products.  We report and categorize our customers and products into two different segments: Seismic and Non-Seismic.

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

Wireless Products

Our land-based wireless (or nodal) seismic data acquisition system is called the GSX.  Each GSX station operates independently and therefore can be deployed in virtually unlimited channel configurations.  Rather than utilizing interconnecting cables as required by most traditional land data acquisition systems, each GSX station operates as an independent data collection system.  As a result, our GSX system requires less maintenance, which we believe allows our customers to operate more effectively and efficiently because of its reduced environmental impact, lower weight and ease of operation.  Our GSX system is designed into configurations ranging from one to four channels per station.  Since its introduction in 2008 and through December 31, 2016, we have sold 343,000 GSX channels and we have 121,000 GSX channels in our rental fleet.  We do not expect to expand our GSX rental fleet in the foreseeable future.

We have also developed a marine-based wireless seismic data acquisition system called the OBX.  Similar to our GSX land-based wireless system, the marine OBX system can be deployed in virtually unlimited channel configurations and does not require interconnecting cables between each station.  Our deep water versions of the OBX system can be deployed in depths of up to 3,450 meters.  Through December 31, 2016, we have sold 460 OBX stations and we have 5,700 OBX stations in our rental fleet.  In the absence of additional customer orders for OBX systems, we do not expect to make any cash investments into our OBX rental fleet during fiscal year 2017.

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

We have not delivered nor did we receive orders for any permanent reservoir monitoring systems during fiscal year 2016 or during the first three months of fiscal year 2017.

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

Our non-seismic products include electronic pre-press products that employ direct thermal imaging and digital inkjet printing technologies targeted at the commercial graphics, industrial graphics, textile and flexographic printing industries.  Our other non-seismic products consist of (i) sensors and tools for vibration monitoring, mine safety application and earthquake detection, (ii) cables for power and communication for the offshore oil and gas and offshore construction industries, (iii) water meter cables and connectors, and (iv) other specialty industrial cable and connector products.

Consolidated Results of Operations

We report and evaluate financial information for two segments: Seismic and Non-Seismic.  Summary financial data by business segment follows (in thousands):

	Three Months Ended
	December 31, 2016	December 31, 2015
Seismic
Traditional exploration product revenue	$2,570	$4,987
Wireless exploration product revenue	6,323	1,890
Reservoir product revenue	513	697
Total revenue	9,406	7,574
Operating loss	(9,453)	(12,135)
Non-Seismic
Industrial product revenue	3,079	2,725
Imaging product revenue	2,657	2,708
Total revenue	5,736	5,433
Operating income	1,052	562
Corporate
Revenue	143	130
Operating loss	(2,910)	(3,119)
Consolidated Totals
Revenue	15,285	13,137
Operating loss	(11,311)	(14,692)

Overview

Early in calendar year 2014, we began to experience a softening in the demand for our seismic exploration products, particularly in North America, as capital budgets for oil and gas producers were trending away from exploration-focused activities toward production and exploitation activities.  During this period oil production in North America’s unconventional shale reservoirs increased, as did oil production from other non-OPEC countries, resulting in an oversupply of crude oil in the world market.  Market prices for a barrel of crude oil declined from over $100 in July 2014 to approximately $27 in January 2016, and have recovered somewhat to approximately $50 today.  With the decline in oil and natural gas prices, oil and gas exploration and production companies experienced a significant reduction in cash flows, which resulted in sharp reductions in their capital spending budgets for oil and gas exploration-focused activities, including seismic activities.  In addition, we have not received any orders for permanent reservoir monitoring systems since the Statoil Order was completed in April 2014.  We expect revenue from our seismic products, and in particular our traditional and wireless products, to remain low until crude oil prices stabilize at higher levels and exploration-focused industry conditions improve.  We expect these challenging industry conditions to continue to negatively impact the demand for our seismic products throughout fiscal year 2017.

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

Three months ended December 31, 2016 compared to the three months ended December 31, 2015

Consolidated revenue for the three months ended December 31, 2016 increased $2.1 million, or 16.4%, from the corresponding period of the prior fiscal year.  The increase in revenue for the three months ended December 31, 2016 was primarily due to an increase in wireless exploration product rental revenue in our seismic business segment.

Consolidated gross profit (loss) for the three months ended December 31, 2016 was a loss of ($3.3) million, compared to a loss of ($6.4) million for the corresponding period of prior fiscal year. The improvement in gross profit (loss) for the three months ended December 31, 2016 was primarily the result of increased rental revenue and, to a lesser extent, a decrease in manufacturing costs resulting from the Company’s workforce reduction in the second fiscal quarter of 2016.  These improvements were partially offset by an increase in inventory obsolescence expenses due to higher levels of slow-moving seismic inventories.  Until seismic product demand increases to historical norms, we expect our consolidated gross margins to remain low.

In light of current market conditions, we have evaluated the level of our seismic product inventories at December 31, 2016 and we continue to believe that those inventory balances far exceed levels considered appropriate for the current level of product demand.  We expect our seismic product inventory levels to continue to decline slowly throughout fiscal year 2017 and beyond.  During such periods of excessive inventory levels, our policy has been, and will continue to be, to record higher obsolescence expense in our consolidated income statement as we experience reduced levels of inventory turnover and as our inventories continue to age.  If current market conditions continue, we expect to record additional inventory obsolescence expense in fiscal year 2017 and beyond until seismic product demand and resulting seismic inventory turnover returns to acceptable levels.

Consolidated operating expenses for the three months ended December 31, 2016 and December 31, 2015 include bad debt recoveries of $0.5 million and $0.8 million, respectively.  Excluding the bad debt recoveries from each period, consolidated operating expenses decreased $0.7 million, or 7.8%, from the corresponding period of the prior fiscal year.  The decrease in operating expenses for the three months ended December 31, 2016 was primarily attributable to the Company’s cost reduction program implemented during the second fiscal quarter of 2016.

Consolidated other income for the three months ended December 31, 2016 decreased $33,000 or 45.2%, from the corresponding period of the prior fiscal year.  The decrease resulted from an increase in foreign exchange losses attributable to U.S. dollar deposits held by our Russian subsidiary.

Our effective tax rates for the three months ended December 31, 2016 and 2015 were 9.6% and (24.5)%, respectively.  The United States statutory tax rate for the same periods was 35%.  The lower effective tax rate for the three months ended December 31, 2015 resulted primarily from a valuation allowance against the Company’s Canadian subsidiary’s net deferred tax assets.  The lower effective tax rate for the three months ended December 31, 2016 primarily resulted from our inability to recognize deferred tax assets and other tax benefits in connection with the losses we incurred in the United States and Canada due to the uncertainty surrounding our ability to utilize such deferred tax assets in the future to offset taxable income.

Seismic Products

Revenue

Revenue from our seismic products for the three months ended December 31, 2016 increased $1.8 million, or 24.2%, from the corresponding period of the prior fiscal year.  The components of this increase include the following:

•

Traditional Exploration Product Revenue – For the three months ended December 31, 2016, revenue from our traditional products decreased $2.4 million, or 48.5% from the corresponding period of the prior fiscal year.  The decrease primarily reflects lower demand for our sensor products due to lower seismic crew activities.

•

Wireless Exploration Product Revenue – For the three months ended December 31, 2016, revenue from our wireless exploration products increased by $4.4 million, or 234.6%, from the corresponding period of the prior fiscal year.  The increase for the three months ended December 31, 2016 was primarily due to an increase in rental revenue attributable to a large OBX rental contract (the “OBX Contract”) which began in February 2016.  Rental revenue from the OBX Contract was $4.3 million for the three months December 31, 2016.  As this contract comes to an end, we expect lower levels of rental income during our second quarter ending March 31, 2017.

•

Reservoir Product Revenue – For the three months ended December 31, 2016, revenue from our reservoir products decreased $0.2 million, or 26.4%, from the corresponding period of the prior fiscal year.  The revenue decrease resulted from lower borehole product rentals.  We have not delivered nor did we receive orders for any permanent reservoir monitoring systems during fiscal year 2016 or during the first three months of fiscal year 2017.  We continue to actively market these products to our customers.

Operating Loss

Our operating loss associated with revenue from our seismic products for the three months ended December 31, 2016 decreased $2.7 million, or 22.1%, from the corresponding period of the prior year.  The decrease in operating loss was primarily due to (i) increased rental revenue and (ii) lower manufacturing and operating costs due to workforce reductions we experienced in the second fiscal quarter of 2016.  This decrease was partially offset by an increase in inventory obsolescence expense.

Non-Seismic Products

Revenue

Revenue from our non-seismic products for the three months ended December 31, 2016 increased $0.3 million, or 5.6%, from the corresponding period of the prior fiscal year.  The components of this increase included the following:

•

Industrial Product Revenue – For the three months ended December 31, 2016, revenue from our industrial products increased $0.4 million, or 13.0% from the corresponding period of the prior fiscal year.  The increase was primarily attributable to higher demand and market acceptance for our water meter products.

•

Imaging Product Revenue – For the three months ended December 31, 2016, revenue from our imaging products declined $51,000, or 1.9%, from the corresponding period of the prior fiscal year.  We consider this small change in revenue to be normal and not indicative of any particular trend in product demand.

Operating Income

Our operating income associated with sales of our non-seismic products for the three months ended December 31, 2016 increased by $0.5 million, or 87.2%, from the corresponding period of the prior fiscal year.  The increase in operating income for the three months ended December 31, 2016 primarily resulted from increased product sales and improved gross profit margins for our industrial and imaging products.

Liquidity and Capital Resources

At December 31, 2016, we had approximately $12.8 million in cash and cash equivalents and $24.7 million in short-term investments.  For the three months ended December 31, 2016, we used $1.9 million of cash in operating activities.  These uses of cash included (i) our net loss of $11.7 million, (ii) a $1.5 million increase in our inventories due to possible future orders for our OBX rental equipment, (iii) a $0.3 million decrease in accounts payable primarily due to the timing of payments to suppliers and (iv) the removal of a $1.2 million gross profit from the sale of used rental equipment which is reflected in investing activities.  These uses of cash were partially offset by (i) net non-cash charges of $9.7 million from deferred income taxes, depreciation, accretion, inventory obsolescence, stock-based compensation and bad debts, (ii) a $2.3 million decrease in trade accounts and notes receivable due resulting from the timing of cash collections from customers, (iii) a $0.8 million increase in deferred revenue primarily representing billings in advance of revenues earned on an OBX rental contract and (iv) a $0.4 million decrease in prepaid income taxes related to intercompany product sales.

For the three months ended December 31, 2016, we generated cash of $4.4 million from investing activities.  These sources of cash included (i) $2.7 million in proceeds from the sale of short-term investments and (ii) $1.9 in proceeds from the sale of used rental equipment.  These sources of cash were partially offset by an investment of $0.1 million in property, plant and equipment.  We estimate total fiscal year 2017 cash investments in property, plant and equipment will be approximately $3.5 million.  We expect fiscal year 2017 cash investments in our rental fleet to be minimal in the absence of any significant customer orders for OBX systems.  We expect our capital expenditures to be funded from our cash on hand, internal cash flow or, if necessary, from borrowings under our credit agreement.

For the three months ended December 31, 2016 we generated cash proceeds of $0.1 million from financing activities from the exercise of stock options by our employees.

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

Our available cash, cash equivalents and short-term investments totaled $37.5 million at December 31, 2016, including $6.8 million of cash and cash equivalents held by our foreign subsidiaries and branch offices.  We intend to permanently reinvest the undistributed earnings of our foreign subsidiaries.  If we were to repatriate the cash held by our foreign subsidiaries, we would be required to accrue and pay income taxes in the United States.

Our credit agreement allows for borrowings of up to $30.0 million with such amounts available for borrowing determined by a borrowing base.  At December 31, 2016, we had no outstanding borrowings under the credit agreement and our borrowing availability under the credit facility was $29.6 million due to outstanding letters of credit.  At December 31, 2016, we were in compliance with all covenants under the credit agreement and we expect to remain in compliance with all covenants throughout fiscal year 2017.  We currently do not anticipate the need to borrow from the credit agreement during fiscal year 2017; however, we can make no assurance that we will not do so.

In March 2016, we received an $18.3 million income tax refund from the U.S. Department of Treasury.  The refund was a result of the significant tax losses we experienced in fiscal year 2015 which we elected to carryback to our fiscal year 2013 U.S. tax return to recoup taxes previously paid.  In addition, due to our pretax loss in fiscal year 2016, we expect to carryback this pretax loss to our fiscal year 2014 U.S. tax return and receive a tax refund of approximately $13 million in our second fiscal quarter ending March 31, 2017.  We believe the combination of our existing cash balances, executed rental contracts, short-term investments, future tax refund and available borrowings under the credit agreement will be sufficient to finance our operating losses and planned capital expenditures for the next twelve months.

Critical Accounting Policies

During the three months ended December 31, 2016, there has been no material change to our critical accounting policies discussed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

Recent Accounting Pronouncements

Please refer to Note 1 to our consolidated financial statements contained in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

We have market risk relative to our short-term investments, foreign currency rates and interest rates.  We do not engage in commodity or commodity derivative instrument purchase or sales transactions.  Because of the inherent unpredictability of foreign currency rates and interest rates, as well as other factors, actual results could differ materially from those projected in this Item.

Foreign Currency and Operations Risk

One of our wholly-owned subsidiaries, Geospace Technologies Eurasia, is located in the Russian Federation.  In addition, we operate a branch office, Geospace Technologies Sucursal Sudamericana, in Colombia.  Our financial results for these entities may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions or changes in the political climate.  Our consolidated balance sheet at December 31, 2016 reflected approximately $6.2 million and $0.3 million of foreign currency denominated net working capital related to our Russian and Colombian operations, respectively.  Both of these entities receive a portion of their revenue and pay a majority of their expenses primarily in their local currency.  To the extent that transactions of these entities are settled in their local currency, a devaluation of these currencies versus the U.S. dollar could reduce any contribution from these entities to our consolidated results of operations and total comprehensive income as reported in U.S. dollars.  We do not hedge the market risk with respect to our operations in these countries; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of such currencies versus U.S. dollars to the extent such disruptions result in any reduced valuation of these foreign entities’ net working capital or future contributions to our consolidated results of operations.  At December 31, 2016, the foreign exchange rate for $1.00 (one U.S. dollar) was equal to approximately 60.9 Russian Rubles and 3,000 Colombian Pesos, respectively.  If the value of the U.S. dollar were to strengthen by ten percent against these foreign currencies, our working capital in the Russian Federation and in Colombia would decline by $0.6 million and $30,000, respectively.

Foreign Currency Intercompany Accounts and Notes Receivable

From time to time, we provide access to capital to our foreign subsidiaries through U.S. dollar denominated interest bearing promissory notes.  Such funds are generally used by our foreign subsidiaries to purchase capital assets and for general working capital needs.  In addition, we sell products to our foreign subsidiaries on trade credit terms in both U.S. dollars and in the subsidiary’s local currency.  At December 31, 2016, we had outstanding Canadian-dollar denominated intercompany accounts receivable of CAN $27.3 million.  Approximately CAN $3.1 million of these intercompany receivables are considered by management to be of a short-term nature whereby the appreciation or devaluation of the Canadian dollar against the U.S. dollar will result in a gain or loss, respectively, to our consolidated statement of operations.  The Company considers approximately CAN $24.2 million of the intercompany receivable to be of a long-term nature whereby settlement is not planned or anticipated in the foreseeable future; therefore, any resulting foreign exchange gains and losses are reported in the consolidated balance sheets as a component of other comprehensive income in accordance with ASC 830 “Foreign Currency Matters”.  In December 2016, we entered into a CAN $3.0 million 90-day hedge agreement with a United States bank to hedge a portion of our short-term Canadian dollar foreign exchange rate exposure, resulting in an under-hedged position of approximately CAN $0.1 million.  To the extent our under-hedged position remains, if the U.S. dollar exchange rate were to strengthen by ten percent against the Canadian dollar, we would recognize a foreign exchange loss of $8,000 in our consolidated financial statements.

Floating Interest Rate Risk

Our credit agreement contains a floating interest rate which subjects us to the risk of increased interest costs associated with any upward movements in bank market interest rates.  Under our credit agreement our borrowing interest rate is the Wall Street Journal prime rate, which was 3.75% at December 31, 2016.  As of December 31, 2016 and September 30, 2016, there were no borrowings outstanding under our credit agreement.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of December 31, 2016, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GEOSPACE TECHNOLOGIES CORPORATION

Date:	February 9, 2017	By:	/s/ Walter R. Wheeler
Walter R. Wheeler, President
and Chief Executive Officer
(duly authorized officer)

Date:	February 9, 2017	By:	/s/ Thomas T. McEntire
Thomas T. McEntire, Vice President,
Chief Financial Officer and Secretary
(principal financial officer)