Form 10-Q
period 2017-03-31
GEOSPACE TECHNOLOGIES CORP
filed 2017-05-05
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2017 OR

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

Yes    X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    No    X

There were 13,440,566 shares of the Registrant’s Common Stock outstanding as of the close of business on April 30, 2017.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2017	September 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$19,307	$10,262
Short-term investments	28,862	27,491
Trade accounts receivable, net	16,709	15,392
Current portion of notes receivable	1,890	1,533
Income tax receivable	483	13,290
Inventories, net	92,103	104,540
Prepaid expenses and other current assets	1,827	1,826
Total current assets	161,181	174,334

Rental equipment, net	24,485	30,973
Property, plant and equipment, net	44,484	44,732
Deferred income tax assets, net	247	216
Non-current notes receivable, net	427	1,817
Prepaid income taxes	1,843	2,620
Other assets	80	80
Total assets	$232,747	$254,772

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable trade	$2,109	$2,120
Accrued expenses and other current liabilities	5,301	7,849
Deferred revenue	166	174
Income tax payable	9	125
Total current liabilities	7,585	10,268

Deferred income tax liabilities	27	37
Total liabilities	7,612	10,305

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock	—	—
Common stock	134	133
Additional paid-in capital	80,846	77,967
Retained earnings	159,100	182,308
Accumulated other comprehensive loss	(14,945)	(15,941)
Total stockholders’ equity	225,135	244,467
Total liabilities and stockholders’ equity	$232,747	$254,772

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Revenue:
Products	$14,775	$10,106	$25,072	$21,858
Rental equipment	5,783	4,825	10,771	6,210
Total revenue	20,558	14,931	35,843	28,068
Cost of revenue:
Products	18,799	14,914	33,635	30,358
Rental equipment	4,317	4,611	8,093	8,706
Total cost of revenue	23,116	19,525	41,728	39,064

Gross profit (loss)	(2,558)	(4,594)	(5,885)	(10,996)
Operating expenses:
Selling, general and administrative expenses	5,026	5,617	10,120	11,191
Research and development expenses	3,412	3,510	6,784	7,115
Bad debt expense (recovery)	64	266	(418)	(623)
Total operating expenses	8,502	9,393	16,486	17,683

Loss from operations	(11,060)	(13,987)	(22,371)	(28,679)

Other income (expense):
Interest expense	(8)	(4)	(16)	(11)
Interest income	137	62	268	168
Foreign exchange losses, net	(215)	679	(281)	669
Other, net	(16)	(18)	(33)	(34)
Total other income (expense), net	(102)	719	(62)	792

Loss before income taxes	(11,162)	(13,268)	(22,433)	(27,887)
Income tax expense (benefit)	341	(2,303)	775	(5,880)
Net loss	$(11,503)	$(10,965)	$(23,208)	$(22,007)

Loss per common share:
Basic	$(0.88)	$(0.84)	$(1.77)	$(1.69)
Diluted	$(0.88)	$(0.84)	$(1.77)	$(1.69)

Weighted average common shares outstanding:
Basic	13,146,330	13,049,696	13,120,286	13,037,069
Diluted	13,146,330	13,049,696	13,120,286	13,037,069

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Net loss	$(11,503)	$(10,965)	$(23,208)	$(22,007)
Other comprehensive loss
Change in unrealized gains (losses) on available-for-sale securities, net of tax	11	31	(51)	5
Foreign currency translation adjustments	1,353	(366)	1,047	(1,588)
Total other comprehensive income (loss)	1,364	(335)	996	(1,583)
Total comprehensive loss	$(10,139)	$(11,300)	$(22,212)	$(23,590)

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	March 31, 2017	March 31, 2016
Cash flows from operating activities:
Net loss	$(23,208)	$(22,007)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income tax expense (benefit)	(14)	2,786
Rental equipment depreciation	6,905	7,651
Property, plant and equipment depreciation	2,596	2,684
Accretion of discounts on short-term investments	30	70
Stock-based compensation expense	2,844	2,660
Bad debt recovery	(418)	(623)
Inventory obsolescence expense	8,397	4,818
Gross (profit) loss from sale of used rental equipment	(1,531)	60
Realized loss on short-term investments	2	3
Excess tax expense from stock-based compensation	—	(1,390)
Effects of changes in operating assets and liabilities:
Trade accounts and notes receivable	244	4,599
Income tax receivable	12,831	9,918
Inventories	1,176	2,212
Prepaid expenses and other current assets	39	(2,608)
Prepaid income taxes	778	712
Accounts payable trade	(12)	(2,567)
Accrued expenses and other	(2,251)	(4,534)
Deferred revenue	(11)	(110)
Income tax payable	(117)	73
Net cash provided by operating activities	8,280	4,407

Cash flows from investing activities:
Purchase of property, plant and equipment	(343)	(822)
Investment in rental equipment	(140)	(468)
Proceeds from the sale of used rental equipment	2,439	197
Purchases of short-term investments	(5,251)	(5,602)
Proceeds from the sale of short-term investments	3,814	8,753
Net cash provided by investing activities	519	2,058

Cash flows from financing activities:
Proceeds from the exercise of stock options	50	—
Net cash provided by financing activities	50	—

Effect of exchange rate changes on cash	196	(341)
Increase in cash and cash equivalents	9,045	6,124
Cash and cash equivalents, beginning of fiscal year	10,262	22,314
Cash and cash equivalents, end of fiscal period	$19,307	$28,438

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.   Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet of Geospace Technologies Corporation and its subsidiaries (the “Company”) at September 30, 2016 was derived from the Company’s audited consolidated financial statements at that date.  The consolidated balance sheet at March 31, 2017 and the consolidated statements of operations, comprehensive loss and cash flows for the three and six months ended March 31, 2017 and 2016, were prepared by the Company without audit.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows were made.  The results of operations for the three and six months ended March 31, 2017 are not necessarily indicative of the operating results for a full year or of future operations.

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

Reclassifications

Certain amounts previously presented in the consolidated financial statements have been reclassified to conform to the current year presentation.  Such reclassifications had no effect on net loss, stockholders’ equity or cash flows.

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

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company periodically reviews the composition of its inventories to determine if market demand, product modifications, technology changes, excessive quantities on-hand and other factors hinder its ability to recover its investment in such inventories.  The Company’s assessment is based upon historical product demand, estimated future product demand and various other judgments and estimates.  Inventory obsolescence reserves are recorded when such assessments reveal that portions or components of the Company’s inventory investment will not be realized in its operating activities.

Impairment of Long-lived Assets

The Company’s long-lived assets are reviewed for impairment whenever an event or change in circumstances indicates the carrying amount of an asset or group of assets may not be recoverable.  The impairment review, if necessary, includes a comparison of expected future cash flows (undiscounted and without interest charges) to be generated by an asset group with the associated carrying value of the related assets.  If the carrying value of the asset group exceeds the expected future cash flows, an impairment loss is recognized to the extent that the carrying value of the asset group exceeds its fair value, which is measured by the expected future cash flows.  At March 31, 2017, no events or changes in circumstances were determined indicating the carrying amount of any of its assets or groups of assets may not be recoverable.

Revenue Recognition – Products and Services

The Company primarily derives revenue from the sale of its manufactured products, including revenue derived from the sale of its manufactured rental equipment.  In addition, the Company generates revenue from the short-term rental under operating leases of its manufactured products.  The Company recognizes revenue from product sales, including the sale of used rental equipment, when all of the following have occurred: (i) title passes to the customer, (ii) the customer assumes the risks and rewards of ownership, (iii) the product sales price has been determined, (iv) collectability of the sales price is reasonably assured, and (v) product delivery occurs as directed by the customer.  Except for certain of the Company’s reservoir characterization products, the Company’s products are generally sold without any customer acceptance provisions, and the Company’s standard terms of sale do not allow customers to return products for credit.  The Company recognizes rental revenue as earned over the rental period.  Rentals of the Company’s equipment generally range from daily rentals to rental periods of up to six months or longer.  Revenue from engineering services is recognized as services are rendered over the duration of a project, or as billed on a per hour basis.  Field service revenue is recognized when services are rendered and is generally priced on a per day rate.

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

Balance at October 1, 2016	$392
Accruals for warranties issued during the period	439
Settlements made (in cash or in kind) during the period	(295)
Balance at March 31, 2017	$536

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

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

be applied on a retrospective transition basis.  The Company has historically not held restricted cash balances and, therefore, does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.  However, upon adoption of this guidance, the Company will make any necessary changes to present restricted cash balances in accordance with the guidance.

In October 2016 the FASB issued guidance which eliminates the exception of recognizing, at the time of transfer, current and deferred income taxes for intercompany profits on intra-entity asset transfers other than inventory.  This guidance must be adopted by the Company no later than its first quarter of fiscal year 2019 and applied on a modified retrospective transition basis.  Since early adoption is permitted, the Company is planning to adopt this guidance in its first quarter of its fiscal year ending September 30, 2018.  Under current guidance, the Company maintains a non-current prepaid income tax asset on its consolidated balance sheets representing income taxes paid in the U.S. on profits realized from the sale of rental equipment to its foreign subsidiaries.  As this rental equipment is depreciated, the prepaid tax is recognized as a current income tax expense in the Company’s consolidated statement of operations.  Upon adoption of the new guidance, the Company will be required to recognize a deferred tax asset related to the intercompany profits realized on the sale of assets to its subsidiaries; however, profits realized from the intercompany sale of inventories will continue to be accounted for as a prepaid income tax asset under the current guidance.  The resulting deferred tax asset will be recognized at the jurisdictional tax rate of the subsidiary purchasing the asset.  Any differences between the subsidiary’s jurisdictional tax rate and the seller’s tax rate with regard to the intercompany profit will be charged to seller’s current income tax expense at the time of the sale.  Since the current U.S. income tax rate is substantially higher than the current income tax rates applicable to each of the Company’s foreign subsidiaries, adoption of the new guidance could have a significant impact on the Company’s provision for income taxes in future periods if significant amounts of rental equipment are sold by the Company’s U.S. subsidiaries to its foreign subsidiaries.

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

In March 2016, the FASB issued guidance to simplify key components of employee share-based payment accounting.  The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period.  The Company expects to adopt this guidance in the first quarter of its fiscal year ending September 30, 2018.  The new guidance simplifies several aspects of the accounting for share-based payment transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification of excess tax benefits from share-based payments on the statement of cash flows.  Under the current standard, the Company is required to track and record as a component of additional paid-in capital the tax impact of cumulative windfalls, net of any shortfalls, which result from excess tax benefits from share-based payments. As a result, the impact of net windfalls has not historically affected the Company’s provision for income taxes or its effective income tax rate.  Upon adoption of the new standard, the Company will record a cumulative-effect adjustment to retained earnings for the basis of historical net windfalls residing in its additional paid in capital account. In addition, the Company will no longer track windfalls or shortfalls resulting from share-based payments since all future windfalls and shortfalls will be recorded as a component of the Company’s current provision for income taxes.  Depending on the magnitude of future windfalls or shortfalls, this change could significantly affect the Company’s provision for income taxes in a positive or negative direction.

In February 2016, the FASB issued guidance requiring a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months.  Consistent with current GAAP, the recognition, measurement and presentation of expense and cash flows arising from a lease by a lessee primarily will depend on its classification of the lease as a finance or operating lease.  However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, the new guidance will also require operating leases of the lessee to be recognized on the balance sheet if the operating lease term is more than 12 months.  The guidance also requires disclosures to help investors and other financial statement users to better understand the amount, timing and uncertainty of cash flows arising from leases.  These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements.  The guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2018 and is to be applied using the modified retrospective approach.  The Company expects to adopt this standard in its first quarter of its fiscal year ending September 30, 2020.  The Company currently is not a lessee under any lease agreements with a term longer than one year.  The Company is routinely a lessor in its rental contracts with customers; however,

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

these rental agreements are short-term in nature and would be treated as operating leases under the new guidance.  As a result, the Company does not expect the adoption of this guidance to have a material effect upon its consolidated financial statements.

In July 2015, the FASB issued guidance requiring management to measure inventory at the lower of cost or net realizable value.  Under the new guidance, net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  The new guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period and should be applied retrospectively, with early application permitted.  The Company expects to adopt this standard in its first quarter of its fiscal year ending September 30, 2018.  Since the Company is a manufacturer and the nature of its inventory is generally unique to its designs and applications thus preventing the gathering of relevant external market data, its practice for calculating net realizable value under the current standard is consistent with the practice prescribed by the new guidance. Therefore, the Company does not expect the adoption of the new guidance to have a material effect upon its consolidated financial statements.

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

2.   Short-term Investments

	As of March 31, 2017 (in thousands)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments
Corporate bonds	$18,767	$—	$(44)	$18,723
Government bonds	10,165	—	(26)	10,139
Total	$28,932	$—	$(70)	$28,862

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	As of September 30, 2016 (in thousands)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments
Corporate bonds	$17,342	$—	$(19)	$17,323
Government bonds	10,169	—	(1)	10,168
Total	$27,511	$—	$(20)	$27,491

3.   Derivative Financial Instruments

At March 31, 2017 and September 30, 2016, the Company’s Canadian subsidiary had $27.1 million of Canadian dollar denominated intercompany accounts payable owed to one of the Company’s U.S. subsidiaries.  In order to mitigate its exposure to movements in foreign currency rates between the U.S. dollar and Canadian dollar, the Company routinely enters into foreign currency forward contracts to hedge a portion of its exposure to changes in the value of the Canadian dollar.  Approximately $2.9 million of these Canadian dollar denominated intercompany accounts payable are considered by management to be of a short-term nature whereby the appreciation or devaluation of the Canadian dollar against the U.S. dollar will result in a gain or loss, respectively, to the consolidated statement of operations.  The Company considers the remaining $24.2 million Canadian dollar denominated intercompany accounts payable to be of a long-term nature whereby settlement is not planned or anticipated in the foreseeable future; therefore, any resulting foreign exchange gains and losses are reported in the consolidated balance sheets as a component of other comprehensive income in accordance with ASC 830 “Foreign Currency Matters”.  On March 31, 2017, the Company entered into a $3.0 million Canadian dollar 90-day hedge contract with a United States bank to hedge a portion of its short-term Canadian dollar foreign exchange rate exposure.  This contract reduces the impact on cash flows from movements in the Canadian dollar/U.S. dollar currency exchange rate, but has not been designated as a hedge for accounting purposes.

The following table summarizes the gross fair value of all derivative instruments, which are not designated as hedging instruments and their location in the consolidated balance sheets (in thousands):

Derivative Instrument	Location	March 31, 2017	September 30, 2016
Foreign Currency Forward Contracts	Prepaid Expenses and Other Current Assets	$—	$5

The following table summarizes the Company’s gains on derivative instruments in the consolidated statements of operations for the three and six month periods ended March 31, 2017 and 2016 (in thousands):

		Three Months Ended		Six Months Ended
Derivative Instrument	Location of Gain on Derivative Instrument	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Foreign Currency Forward Contracts	Other Income (Expense)	$(44)	$(88)	$28	$28

Amounts in the above table include realized and unrealized derivative gains and losses.

4.   Fair Value of Financial Instruments

At March 31, 2017, the Company’s financial instruments included cash and cash equivalents, short-term investments, foreign currency forward contract, trade and notes receivables and accounts payable.  Due to the short-term maturities of cash and cash equivalents, trade and other receivables and accounts payable, the carrying amounts approximate fair value on the respective balance sheet dates.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company measures its short-term investments and derivative instruments at fair value on a recurring basis.  The fair value measurement of the Company’s short-term investments and derivative instruments was determined using the following inputs (in thousands):

	As of March 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)	Totals
Short-term investments
Corporate bonds	$18,723	$—	$—	$18,723
Government bonds	10,139	—	—	10,139
Total	$28,862	$—	$—	$28,862

	As of September 30, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)	Totals
Short-term investments
Corporate bonds	$17,323	$—	$—	$17,323
Government bonds	10,168	—	—	$10,168
Foreign currency forward contract	—	5	—	5
Total	$27,491	$5	$—	$27,496

5.   Accounts and Notes Receivable

Current trade accounts receivable are reflected in the following table (in thousands):

	March 31, 2017	September 30, 2016
Trade accounts receivable	$18,118	$17,841
Allowance for doubtful accounts	(1,409)	(2,449)
	$16,709	$15,392

The allowance for doubtful accounts represents the Company’s best estimate of probable credit losses.  The Company determines the allowance based upon historical experience and a current review of its balances.  Accounts receivable balances are charged off against the allowance whenever it is probable that the receivable will not be recoverable.

Notes receivable, net is reflected in the following table (in thousands):

	March 31, 2017	September 30, 2016
Notes receivable	$3,337	$3,850
Allowance for doubtful notes	(1,020)	(500)
	2,317	3,350
Less current portion	1,890	1,533
Non-current notes receivable	$427	$1,817

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6.   Inventories

Inventories consist of the following (in thousands):

	March 31, 2017	September 30, 2016
Finished goods	$34,929	$40,260
Work in process	2,943	8,272
Raw material	71,646	65,682
Obsolescence reserve	(17,415)	(9,674)
	$92,103	$104,540

During the six months ended March 31, 2017 and 2016, the Company made non-cash inventory transfers of $1.0 million and $1.7 million, respectively, to rental equipment and $1.9 million and $0.1 million, respectively, to property, plant and equipment.  Raw materials include semi-finished goods and component parts totaling $48.2 million and $43.8 million, respectively, at March 31, 2017 and September 30, 2016.

7.   Long-Term Debt

The Company had no long-term debt outstanding at March 31, 2017 and September 30, 2016.

On March 2, 2011, the Company entered into a credit agreement with Frost Bank with borrowing availability of $50.0 million (the “Credit Agreement”).  On May 4, 2015, the Company amended the Credit Agreement which reduced its borrowing availability to $30.0 million with amounts available for borrowing determined by a borrowing base.  Under the amendments to the Credit Agreement, the borrowing base is determined based upon certain of the Company’s and its U.S. subsidiaries’ assets which include (i) 80% of certain accounts receivable plus (ii) 50% of certain notes receivable (such result not to exceed $10 million) plus (iii) 25% of certain inventories (excluding work-in-process inventories).  As of March 31, 2017, the Company’s borrowing base was $30.7 million resulting in borrowing availability of $30.0 million less $0.4 million of outstanding letters of credit.  The Company’s domestic subsidiaries have guaranteed the obligations of the Company under the Credit Agreement and such subsidiaries have secured their obligations under such guarantees by the pledge of substantially all of the assets of such subsidiaries, except real property assets.  The Credit Agreement expires on May 4, 2018 and all borrowed funds are due and payable at that time.  The Company is required to make monthly interest payments on borrowed funds.  The Credit Agreement as amended limits the incurrence of additional indebtedness, requires the maintenance of a single financial ratio that compares certain of the Company’s assets to certain of its liabilities, restricts the Company and its subsidiaries’ ability to pay cash dividends and contains other covenants customary in agreements of this type.  The interest rate for borrowings under the Credit Agreement as amended is based on the Wall Street Journal prime rate, which was 4.00% at March 31, 2017.  At March 31, 2017, the Company was in compliance with all covenants under the Credit Agreement.

8.   Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following (in thousands):

	Unrealized Losses on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Totals
Balance at October 1, 2016	$(15)	$(15,926)	$(15,941)
Changes in unrealized losses on available-for-sale securities	(51)	—	(51)
Foreign currency translation adjustments	—	1,047	1,047
Balance at March 31, 2017	$(66)	$(14,879)	$(14,945)

9.   Stock-Based Compensation

During the six months ended March 31, 2017, the Company issued 109,500 shares of restricted stock under its 2014 Long Term Incentive Plan, as amended (the “Plan”).  The weighted average grant date fair value of the restricted stock was $21.12 per share.  The grant date fair value of these awards was $2.3 million, which will be charged to expense over the next four years as the restrictions lapse.  Compensation expense for restricted stock awards was determined based on the closing market price of the

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Company’s stock on the date of grant applied to the total number of shares that are anticipated to fully vest.  Recipients of restricted stock awards are entitled to vote such shares and are entitled to dividends, if paid.

During the six months ended March 31, 2017, the Company also issued 51,300 nonqualified stock options under the Plan.  The options issued are based upon three tiers, each with separate service based vesting conditions and market conditions that affect exercisability.  Market based conditions are based on achieving a specified market return on the Company’s stock price.  Compensation expense for the nonqualified stock option awards was determined based on a Monte Carlo simulation, which incorporates the possibility that the market conditions may not be satisfied.  The weighted average grant date fair value of the options issued was determined to be $9.35 per option resulting in unrecognized compensation costs of $0.5 million, which will be charged to expense over the requisite service period of the options, ranging from 18 to 36 months.

As of March 31, 2017, the Company had unrecognized compensation expense of $6.5 million relating to restricted stock awards.  This unrecognized compensation expense is expected to be recognized over a weighted average period of 2.8 years.  In addition, the Company had $0.5 million of unrecognized compensation expense related to nonqualified stock option awards which is expected to be recognized over a weighted average period of 1.7 years.

As of March 31, 2017, a total of 293,500 shares of restricted stock and 206,300 nonqualified stock options shares were outstanding.

10.   Loss Per Common Share

The Company applies the two-class method in calculating per share data.  The following table summarizes the calculation of net loss and weighted average common shares and common equivalent shares outstanding for purposes of the computation of loss per share (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Net loss	$(11,503)	$(10,965)	$(23,208)	$(22,007)
Less: Income allocable to unvested restricted stock	—	—	—	—
Loss available to common shareholders	(11,503)	(10,965)	(23,208)	(22,007)
Reallocation of participating earnings	—	—	—	—
Loss attributable to common shareholders for diluted earnings per share	$(11,503)	$(10,965)	$(23,208)	$(22,007)
Weighted average number of common share equivalents:
Common shares used in basic loss per share	13,146,330	13,049,696	13,120,286	13,037,069
Common share equivalents outstanding related to stock options	—	—	—	—
Total weighted average common shares and common share equivalents used in diluted loss per share	13,146,330	13,049,696	13,120,286	13,037,069
Loss per share:
Basic	$(0.88)	$(0.84)	$(1.77)	$(1.69)
Diluted	$(0.88)	$(0.84)	$(1.77)	$(1.69)

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

For the calculation of diluted loss per share for the three and six months ended March 31, 2017 and 2016, 206,300 stock options and 159,000 stock options, respectively, were excluded in the calculation of weighted average shares outstanding as a result of their impact being antidilutive.

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

The following table summarizes the Company’s segment information (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Revenue:
Seismic	$13,944	$8,501	$23,350	$16,075
Non-Seismic	6,468	6,287	12,204	11,720
Corporate	146	143	289	273
Total	$20,558	$14,931	$35,843	$28,068

Income (loss) from operations:
Seismic	$(9,156)	$(11,834)	$(18,609)	$(23,969)
Non-Seismic	1,052	848	2,104	1,410
Corporate	(2,956)	(3,001)	(5,866)	(6,120)
Total	$(11,060)	$(13,987)	$(22,371)	$(28,679)

13.   Income Taxes

The Company’s effective tax rates for the three months ended March 31, 2017 and 2016 were (3.1)% and (17.4)%, respectively.  The Company’s effective tax rates for the six months ended March 31, 2017 and 2016 were (3.4)% and (21.1)%, respectively.      The United States statutory tax rate for the same periods was 35%.  Compared to the United States statutory rate, the lower effective tax rates for the three and six months ended March 31, 2016 resulted primarily from a valuation allowance against the Company’s Canadian subsidiary’s net deferred tax assets.  The lower effective tax rates for the three and six months ended March 31, 2017 primarily resulted from the Company’s inability to recognize deferred tax assets and other tax benefits in connection with the losses it incurred in the United States and Canada due to the uncertainty surrounding the Company’s ability to utilize such deferred tax assets in the future to offset taxable income.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein, if any, contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “intend”, “expect”, “plan”, “budget”, “forecast”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue”, “evaluating” or similar words.  Statements that contain these words should be read carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other forward-looking information.  Examples of forward-looking statements include, among others, statements that we make regarding our expected operating results, the adoption and sale of our products in various geographic regions, anticipated levels of capital expenditures and the sources of funding therefore, and our strategy for growth, product development, market position, financial results and the provision of accounting reserves.  These forward-looking statements reflect our best judgment about future events and trends based on the information currently available to us.  However, there will likely be events in the future that we are not able to predict or control.  The factors listed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, as well as other cautionary language in such Annual Report and this Quarterly Report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.  Such examples include, but are not limited to, decreases in commodity price levels, which could reduce demand for our products, the failure of our products to achieve market acceptance, despite substantial investment by us, our sensitivity to short term backlog, delayed; or cancelled customer orders, product obsolescence resulting from poor industry conditions or new technologies, and bad debt write-offs associated with customer accounts.  The occurrence of the events described in these risk factors and elsewhere in this Quarterly Report on Form 10-Q could have a material adverse effect on our business, results of operations and financial position, and actual events and results of operations may vary materially from our current expectations.  We assume no obligation to revise or update any forward-looking statement, whether written or oral, that we may make from time to time, whether as a result of new information, future developments or otherwise.

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

Wireless Products

Our land-based wireless (or nodal) seismic data acquisition system is called the GSX.  Each GSX station operates independently and therefore can be deployed in virtually unlimited channel configurations.  Rather than utilizing interconnecting cables as required by most traditional land data acquisition systems, each GSX station operates as an independent data collection system.  As a result, our GSX system requires less maintenance, which we believe allows our customers to operate more effectively and efficiently because of its reduced environmental impact, lower weight and ease of operation.  Our GSX system is designed into configurations ranging from one to four channels per station.  Since its introduction in 2008 and through March 31, 2017, we have sold 343,000 GSX channels and we have 127,000 GSX channels in our rental fleet.  We do not expect to expand our GSX rental fleet in the foreseeable future.

We have also developed a marine-based wireless seismic data acquisition system called the OBX.  Similar to our GSX land-based wireless system, the marine OBX system can be deployed in virtually unlimited channel configurations and does not require interconnecting cables between each station.  Our deep water versions of the OBX system can be deployed in depths of up to 3,450 meters.  Through March 31, 2017, we have sold 490 OBX stations and we have 5,600 OBX stations in our rental fleet.  In the absence of additional customer orders for OBX systems, we do not expect to make any cash investments into our OBX rental fleet during fiscal year 2017.

Reservoir Products

Seismic surveys repeated over selected time intervals show dynamic changes within the reservoir and can be used to monitor the effects of oil and gas production.  In this regard, we have developed permanently installed high-definition reservoir monitoring systems for land and ocean-bottom applications in producing oil and gas fields.  We also produce a retrievable version of our ocean-

bottom system for use on fields where permanently installed systems are not appropriate or economical.  Utilizing these tools, producers can enhance the recovery of oil and gas deposits over the life of a reservoir.

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

We have not delivered nor did we receive orders for any permanent reservoir monitoring systems during fiscal year 2016 or during the first six months of fiscal year 2017.

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

Consolidated Results of Operations

We report and evaluate financial information for two segments: Seismic and Non-Seismic.  Summary financial data by business segment follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Seismic
Traditional exploration product revenue	$3,637	$3,205	$6,207	$8,192
Wireless exploration product revenue	9,601	4,714	15,924	6,604
Reservoir product revenue	706	582	1,219	1,279
Total revenue	13,944	8,501	23,350	16,075
Operating loss	(9,156)	(11,834)	(18,609)	(23,969)
Non-Seismic
Industrial product revenue	3,301	3,372	6,380	6,096
Imaging product revenue	3,167	2,915	5,824	5,624
Total revenue	6,468	6,287	12,204	11,720
Operating income	1,052	848	2,104	1,410
Corporate
Revenue	146	143	289	273
Operating loss	(2,956)	(3,001)	(5,866)	(6,120)
Consolidated Totals
Revenue	20,558	14,931	35,843	28,068
Operating loss	(11,060)	(13,987)	(22,371)	(28,679)

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

Three and six months ended March 31, 2017 compared to the three and six months ended March 31, 2016

Consolidated revenue for the three months ended March 31, 2017, increased $5.6 million, or 37.7%, from the corresponding period of the prior fiscal year.  Consolidated revenue for the six months ended March 31, 2017 increased $7.8 million, or 27.7% from the corresponding period of the prior fiscal year.  The increase in revenue for the three and six months ended March 31, 2017 was primarily due to an increase in wireless exploration product sales and rental revenue in our seismic business segment.

Consolidated gross profit (loss) for the three months ended March 31, 2017 was a loss of ($2.6) million, compared to a loss of ($4.6) million for the corresponding period of prior fiscal year.  Consolidated gross profit (loss) for the six months ended March 31, 2017 was a loss of ($5.9) million, compared to a loss of ($11.0) million for the corresponding period of prior fiscal year.  The improvement in gross profit (loss) for the three and six months ended March 31, 2017 was primarily the result of increased wireless product sales and rental revenue and, to a lesser extent, a decrease in manufacturing costs resulting from the Company’s workforce reduction in the second fiscal quarter of 2016.  These improvements were partially offset by an increase in inventory obsolescence expenses due to higher levels of slow-moving seismic inventories.  Until seismic product demand increases to historical norms, we expect our consolidated gross margins to remain low.

In light of current market conditions, we have evaluated the level of our seismic product inventories at March 31, 2017 and we continue to believe that those inventory balances far exceed levels considered appropriate for the current level of product demand.  We expect our seismic product inventory levels to continue to decline slowly throughout fiscal year 2017 and beyond.  During periods of excessive inventory levels, our policy has been, and will continue to be, to record higher obsolescence expense in our consolidated income statement as we experience reduced levels of inventory turnover and as our inventories continue to age.  If current market conditions continue, we expect to record additional inventory obsolescence expense in fiscal year 2017 and beyond until seismic product demand and resulting seismic inventory turnover returns to acceptable levels.

Consolidated operating expenses for the three months ended March 31, 2017 were $8.5 million, a decrease of $0.9 million, or 9.5%, from the corresponding period of the prior fiscal year.   Consolidated operating expenses for the six months ended March 31, 2017 were $16.5 million, a decrease $1.2 million, or 6.8%, from the corresponding period of the prior fiscal year. The decrease in operating expenses for the three and six months ended March 31, 2017 was primarily attributable to the Company’s cost reduction program implemented during the second fiscal quarter of 2016.

Consolidated other income (expense) for the three months ended March 31, 2017 was ($0.1) million, a decrease of $0.8 million from the corresponding period of the prior fiscal year.  Consolidated other income (expense) for the six months ended March 31, 2017 was ($0.1) million, a decrease of $0.9 million from the corresponding period of the prior fiscal year.  The decreases for both periods primarily resulted from foreign exchange losses attributable to U.S. dollar deposits held by our Russian subsidiary.

Consolidated income tax expense (benefit) for the three months ended March 31, 2017 was $0.3 million compared to ($2.3) million for the corresponding period of the prior fiscal year.  Consolidated income tax expense (benefit) for the six months ended March 31, 2017 was $0.8 million compared to ($5.9) million for the corresponding period of the prior fiscal year.  Our effective tax rates for the three months ended March 31, 2017 and 2016 were (3.1)% and (17.4)%, respectively.  Our effective tax rates for the six months ended March 31, 2017 and 2016 were (3.4)% and (21.1)%, respectively. The United States statutory tax rate for the same periods was 35%.  Compared to the United States statutory rate, the lower effective tax rates for the three and six months ended March 31, 2016 resulted primarily from a valuation allowance against the Company’s Canadian subsidiary’s net deferred tax assets.  The lower effective tax rates for the three and six months ended March 31, 2017 primarily resulted from our inability to recognize deferred tax assets and other tax benefits in connection with the losses we incurred in the United States and Canada due to the uncertainty surrounding our ability to utilize such deferred tax assets in the future to offset taxable income.

Seismic Products

Revenue

Revenue from our seismic products for the three months ended March 31, 2017 increased $5.4 million, or 64.0%, from the corresponding period of the prior fiscal year.  Revenue from our seismic products for the six months ended March 31, 2017 increased $7.3 million, or 45.3%, from the corresponding period of the prior fiscal year. The components of these increases include the following:

•

Traditional Exploration Product Revenue – For the three months ended March 31, 2017, revenue from our traditional products increased $0.4 million, or 13.5% from the corresponding period of the prior fiscal year.  The increase was primarily due to higher demand for certain specialty sensor products.  For the six months ended March 31, 2017, revenue from our traditional products decreased $2.0 million, or 24.2% from the corresponding period of the prior fiscal year. The decrease primarily reflects lower demand for our sensor products due to lower seismic crew activities.

•

Wireless Exploration Product Revenue – For the three months ended March 31, 2017, revenue from our wireless exploration products increased by $4.9 million, or 103.7%, from the corresponding period of the prior fiscal year.  For the six months ended March 31, 2017, revenue from our wireless exploration products increased by $9.3 million, or 141.1%, from the corresponding period of the prior fiscal year.  The increase for both periods was primarily due to higher demand for the sale of our GSX products and increased rental revenue attributable from our OBX products.  We concluded two OBX rental contracts in the second quarter ended March 31, 2017.  As a result, we expect lower levels of rental income during our third quarter ending June 30, 2017.

•

Reservoir Product Revenue – For the three months ended March 31, 2017, revenue from our reservoir products increased $0.1 million, or 21.3%, from the corresponding period of the prior fiscal year.  The increase was primarily due to an increase in reservoir monitoring service revenue.  For the six months ended March 31, 2017, revenue from our reservoir products decreased $0.1 million, or 4.7%, from the corresponding period of the prior fiscal year. The revenue decrease primarily resulted from lower borehole product rentals.  We have not delivered nor did we receive orders for any permanent reservoir monitoring systems during fiscal year 2016 or during the first six months of fiscal year 2017.  We continue to actively market these products to our customers.

Operating Loss

Our operating loss associated with revenue from our seismic products for the three months ended March 31, 2017 decreased $2.7 million, or 22.6%, from the corresponding period of the prior year.  Our operating loss associated with revenue from our seismic products for the six months ended March 31, 2017 decreased $5.4 million, or 22.4%, from the corresponding period of the prior year.  The decrease in operating loss for the three and six months ended March 31, 2017 was primarily due to (i) increased wireless product sales and rental revenue and (ii) lower manufacturing and operating costs due to workforce reductions initiated in the second fiscal quarter of 2016.  This decrease was partially offset by an increase in inventory obsolescence expense.

Non-Seismic Products

Revenue

Revenue from our non-seismic products for the three months ended March 31, 2017 increased $0.2 million, or 2.9%, from the corresponding period of the prior fiscal year.  Revenue from our non-seismic products for the six months ended March 31, 2017 increased $0.5 million, or 4.1%, from the corresponding period of the prior fiscal year.  The components of these increases included the following:

•

Industrial Product Revenue – For the three months ended March 31, 2017, revenue from our industrial products decreased $0.1 million, or 2.1% from the corresponding period of the prior fiscal year.  We consider this small decrease to be normal and not indicative of any particular trend in product demand.  For the six months ended March 31, 2017, revenue from our industrial products increased $0.3 million, or 4.7% from the corresponding period of the prior fiscal year.  The increase was primarily attributable to higher demand for contract manufacturing services.

•

Imaging Product Revenue – For the three months ended March 31, 2017, revenue from our imaging products increase $0.3 million, or 8.6%, from the corresponding period of the prior fiscal year.  The increase reflects higher demand for our print head and film products.  For the six months ended March 31, 2017, revenue from our imaging products increased $0.2 million, or 3.6%, from the corresponding period of the prior fiscal year.  The increase was primarily due to higher demand for our thermal print head products.

Operating Income

Our operating income associated with sales of our non-seismic products for the three and six month periods ended March 31, 2017 increased by $0.2 million, or 24.1%, and $0.7 million, or 49.2%, respectively from the corresponding periods of the prior fiscal year.  The increase in operating income for both periods primarily resulted from increased product sales and improved gross profit margins.

Liquidity and Capital Resources

At March 31, 2017, we had approximately $19.3 million in cash and cash equivalents and $28.9 million in short-term investments.  For the six months ended March 31, 2017, we generated $8.3 million of cash in operating activities.  Sources of cash included our net loss of $23.2 million which was offset by (i) net non-cash charges of $20.3 million from deferred income taxes, depreciation, accretion, inventory obsolescence, stock-based compensation and bad debts, (ii) a $12.8 million decrease in income tax receivable resulting from a refund received in our second quarter, (iii) a $1.2 million decrease in inventories caused by a drawdown of our excess levels of finished goods due to increased product sales, (iv) a $0.2 million decrease in trade accounts and notes receivable resulting from collections and (v) a $0.8 million decrease in prepaid income taxes related to the depreciation of intercompany profits by our foreign subsidiary.   These sources of cash were partially offset by (i) a $2.3 million decrease in accrued and other expenses primarily due to the payment of calendar year 2016 property taxes and (ii) the removal of a $1.5 million gross profit from the sale of used rental equipment since such gross profit is reflected in the proceeds from the sale of used rental equipment under investing activities.

For the six months ended March 31, 2017, we generated cash of $0.5 million from investing activities.  Proceeds of $2.4 million were generated from the sale of used rental equipment.  This source of cash was partially offset by (i) net disbursements of $1.4 million for the purchase of short-term investments, (ii) an investment of $0.3 million in property, plant and equipment and (iii) $0.1 million to expand our rental fleet. We estimate total fiscal year 2017 cash investments in property, plant and equipment will be approximately $3.5 million.  We expect fiscal year 2017 cash investments into our rental fleet to be minimal in the absence of any significant customer orders for OBX systems.  Our capital expenditures are expected to be funded from our cash on hand, internal cash flow or, if necessary, from borrowings under our credit agreement.

For the six months ended March 31, 2017, we generated cash proceeds of $0.1 million from financing activities from the exercise of stock options by our employees.

With the decline in oil and natural gas prices which have occurred since July 2014, exploration and production companies have experienced a significant reduction in cash flows resulting in sharp reductions in their capital spending budgets for exploration-focused activities, including seismic activities.  As a result, our seismic business segment has experienced a significant decline in product orders and associated revenue, resulting in substantial operating losses and the continued depletion of our cash balances.  Due to the uncertainty concerning a recovery of crude oil prices to levels capable of sustaining increased seismic exploration activities, we expect these depressed seismic market conditions to continue through fiscal year 2017.

Our available cash, cash equivalents and short-term investments totaled $48.2 million at March 31, 2017, including $7.1 million of cash and cash equivalents held by our foreign subsidiaries and branch offices.  We intend to permanently reinvest the undistributed earnings of our foreign subsidiaries.  If we were to repatriate the cash held by our foreign subsidiaries, we would be required to accrue and pay income taxes in the United States.

Our credit agreement allows for borrowings of up to $30.0 million with such amounts available for borrowing determined by a borrowing base.  At March 31, 2017, we had no outstanding borrowings under the credit agreement and, after consideration of $0.4 million of outstanding letters of credit, our borrowing availability under the credit facility was $29.6 million.  At March 31, 2017, we were in compliance with all covenants under the credit agreement, and we expect to remain in compliance with all covenants throughout fiscal year 2017.  We currently do not anticipate the need to borrow from the credit agreement during fiscal year 2017, however, we can make no assurance that we will not do so.

In March 2017, we received a $12.8 million income tax refund from the U.S. Department of Treasury.  The refund was a result of the significant tax losses we experienced in fiscal year 2016 which we elected to carryback to our fiscal year 2014 U.S. tax return to recoup taxes previously paid.  In addition, we expect to receive an additional $0.3 million income tax refund from the U.S. Department of Treasury later in fiscal year 2017. In March 2016, we received an $18.3 million income tax refund as result of our pretax loss in fiscal year 2015, which we elected to carryback to our fiscal year 2013 U.S. tax return.  For U.S. income tax purposes, we are now in a loss carryforward position in regards to our fiscal year 2017 tax losses.  As a result, we are not able to receive any additional U.S. federal income tax refunds in future years.  The tax refunds we received in fiscal years 2016 and 2017 have been significant contributors to our overall liquidity.  In the absence of future profitable results of operations, we may need to rely on other sources of liquidity to fund our future operating results, including liquidating short-term investments, executed rental contracts, available borrowings under our credit agreement, leveraging real estate assets, sales of rental assets and other liquidity sources which may be available to us.  However, currently we believe that our cash and short-term investment balances will be sufficient to finance our operating losses and planned capital expenditures for the next twelve months.

Critical Accounting Policies

During the six months ended March 31, 2017, there has been no material change to our critical accounting policies discussed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

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

Foreign Currency and Operations Risk

One of our wholly-owned subsidiaries, Geospace Technologies Eurasia, is located in the Russian Federation.  In addition, we operate a branch office, Geospace Technologies Sucursal Sudamericana, in Colombia.  Our financial results for these entities may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions or changes in the political climate.  Our consolidated balance sheet at March 31, 2017 reflected approximately USD $6.7 million and USD $0.2 million of foreign currency denominated net working capital related to our Russian and Colombian operations, respectively.  Both of these entities receive a portion of their revenue and pay a majority of their expenses primarily in their local currency.  To the extent that transactions of these entities are settled in their local currency, a devaluation of these currencies versus the U.S. dollar could reduce any contribution from these entities to our consolidated results of operations and total comprehensive income as reported in U.S. dollars.  We do not hedge the market risk with respect to our operations in these countries; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of such currencies versus U.S. dollars to the extent such disruptions result in any reduced valuation of these foreign entities’ net working capital or future contributions to our consolidated results of operations.  At March 31, 2017, the foreign exchange rate for $1.00 (one U.S. dollar) was equal to approximately 56.4 Russian Rubles and 2,893 Colombian Pesos, respectively.  If the value of the U.S. dollar were to strengthen by ten percent against these foreign currencies, our working capital in the Russian Federation and in Colombia would decline by USD $0.7 million and USD $17,000, respectively.

Foreign Currency Intercompany Accounts and Notes Receivable

From time to time, we provide access to capital to our foreign subsidiaries through U.S. dollar denominated interest bearing promissory notes.  Such funds are generally used by our foreign subsidiaries to purchase capital assets and for general working capital needs.  In addition, we sell products to our foreign subsidiaries on trade credit terms in both U.S. dollars and in the subsidiary’s local currency.  At March 31, 2017, we had outstanding Canadian-dollar denominated intercompany accounts receivable of CAN $27.1 million.  Approximately CAN $2.9 million of these intercompany receivables are considered by management to be of a short-term nature whereby the appreciation or devaluation of the Canadian dollar against the U.S. dollar will result in a gain or loss, respectively, to our consolidated statement of operations.  The Company considers the remaining CAN $24.2 million of the intercompany receivable to be of a long-term nature whereby settlement is not planned or anticipated in the foreseeable future; therefore, any resulting foreign exchange gains and losses are reported in the consolidated balance sheets as a component of other comprehensive income in accordance with ASC 830 “Foreign Currency Matters”.  At March 31, 2017, the foreign exchange rate for USD $1.00 was equal to approximately CAN $1.33.  In March 2017, we entered into a CAN $3.0 million 90-day hedge agreement with a United States bank to hedge a portion of our short-term Canadian dollar foreign exchange rate exposure, resulting in an over-hedged position of approximately CAN $0.1 million.  To the extent our over-hedged position remains, if the U.S. dollar exchange rate were to weaken by ten percent against the Canadian dollar, we would recognize a foreign exchange loss of USD $6,000 in our consolidated financial statements.

Floating Interest Rate Risk

Our credit agreement contains a floating interest rate which subjects us to the risk of increased interest costs associated with any upward movements in bank market interest rates.  Under our credit agreement our borrowing interest rate is the Wall Street Journal prime rate, which was 4.00% at March 31, 2017.  As of March 31, 2017 and September 30, 2016, there were no borrowings outstanding under our credit agreement.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of March 31, 2017, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GEOSPACE TECHNOLOGIES CORPORATION

Date:	May 5, 2017	By:	/s/ Walter R. Wheeler
Walter R. Wheeler, President
and Chief Executive Officer
(duly authorized officer)

Date:	May 5, 2017	By:	/s/ Thomas T. McEntire
Thomas T. McEntire, Vice President,
Chief Financial Officer and Secretary
(principal financial officer)