Form 10-Q
period 2017-06-30
GEOSPACE TECHNOLOGIES CORP
filed 2017-08-04
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2017 OR

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

Yes    No    X

There were 13,439,566 shares of the Registrant’s Common Stock outstanding as of the close of business on July 31, 2017.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30, 2017	September 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$17,077	$10,262
Short-term investments	36,461	27,491
Trade accounts receivable, net	8,327	15,392
Current portion of notes receivable	2,614	1,533
Income tax receivable	473	13,290
Inventories, net	88,024	104,540
Prepaid expenses and other current assets	1,854	1,826
Total current assets	154,830	174,334

Rental equipment, net	20,551	30,973
Property, plant and equipment, net	43,432	44,732
Deferred income tax assets, net	267	216
Non-current notes receivable, net	588	1,817
Prepaid income taxes	1,464	2,620
Other assets	641	80
Total assets	$221,773	$254,772

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable trade	$2,041	$2,120
Accrued expenses and other current liabilities	5,666	7,849
Deferred revenue	1,386	174
Income tax payable	3	125
Total current liabilities	9,096	10,268

Deferred income tax liabilities	31	37
Total liabilities	9,127	10,305

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock	—	—
Common stock	134	133
Additional paid-in capital	82,291	77,967
Retained earnings	144,724	182,308
Accumulated other comprehensive loss	(14,503)	(15,941)
Total stockholders’ equity	212,646	244,467
Total liabilities and stockholders’ equity	$221,773	$254,772

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenue:
Products	$12,888	$12,594	$37,960	$34,452
Rental equipment	1,307	5,084	12,078	11,294
Total revenue	14,195	17,678	50,038	45,746
Cost of revenue:
Products	15,489	15,894	49,124	46,252
Rental equipment	3,818	4,684	11,911	13,390
Total cost of revenue	19,307	20,578	61,035	59,642

Gross profit (loss)	(5,112)	(2,900)	(10,997)	(13,896)
Operating expenses:
Selling, general and administrative expenses	4,972	5,125	15,092	16,316
Research and development expenses	3,674	3,441	10,458	10,556
Bad debt expense (recovery)	16	549	(402)	(74)
Total operating expenses	8,662	9,115	25,148	26,798

Loss from operations	(13,774)	(12,015)	(36,145)	(40,694)

Other income (expense):
Interest expense	(8)	(7)	(24)	(18)
Interest income	185	84	453	252
Foreign exchange losses, net	(120)	(678)	(401)	(9)
Other, net	(11)	(16)	(44)	(50)
Total other income (expense), net	46	(617)	(16)	175

Loss before income taxes	(13,728)	(12,632)	(36,161)	(40,519)
Income tax expense (benefit)	648	(978)	1,423	(6,858)
Net loss	$(14,376)	$(11,654)	$(37,584)	$(33,661)

Loss per common share:
Basic	$(1.09)	$(0.89)	$(2.86)	$(2.58)
Diluted	$(1.09)	$(0.89)	$(2.86)	$(2.58)

Weighted average common shares outstanding:
Basic	13,147,016	13,051,916	13,129,196	13,042,000
Diluted	13,147,016	13,051,916	13,129,196	13,042,000

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net loss	$(14,376)	$(11,654)	$(37,584)	$(33,661)
Other comprehensive income (loss)
Change in unrealized (losses) gains on available-for-sale securities, net of tax	(10)	16	(61)	21
Foreign currency translation adjustments	452	115	1,499	(1,473)
Total other comprehensive income (loss)	442	131	1,438	(1,452)
Total comprehensive loss	$(13,934)	$(11,523)	$(36,146)	$(35,113)

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	June 30, 2017	June 30, 2016
Cash flows from operating activities:
Net loss	$(37,584)	$(33,661)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income tax (benefit) expense	(25)	4,211
Rental equipment depreciation	9,858	11,189
Property, plant and equipment depreciation	3,930	4,017
Impairment of rental assets	—	998
Accretion of discounts on short-term investments	45	89
Stock-based compensation expense	4,289	3,934
Bad debt recovery	(402)	(74)
Inventory obsolescence expense	12,111	7,031
Gross profit from sale of used rental equipment	(2,650)	(229)
Realized loss on short-term investments	2	4
Excess tax expense from stock-based compensation	—	(1,390)
Effects of changes in operating assets and liabilities:
Trade accounts and notes receivable	8,871	72
Income tax receivable	12,847	6,858
Inventories	1,208	3,066
Prepaid expenses and other current assets	459	(4,435)
Prepaid income taxes	1,156	1,097
Accounts payable trade	(77)	(1,844)
Accrued expenses and other	(2,033)	(2,062)
Deferred revenue	119	(74)
Income tax payable	(117)	109
Net cash provided by (used in) operating activities	12,007	(1,094)

Cash flows from investing activities:
Purchase of property, plant and equipment	(588)	(1,206)
Investment in rental equipment	(299)	(504)
Proceeds from the sale of used rental equipment	4,424	1,280
Purchases of short-term investments	(16,042)	(20,800)
Proceeds from the sale of short-term investments	6,991	11,679
Net cash used in investing activities	(5,514)	(9,551)

Cash flows from financing activities:
Proceeds from the exercise of stock options	50	—
Net cash provided by financing activities	50	—

Effect of exchange rate changes on cash	272	(143)
Increase (decrease) in cash and cash equivalents	6,815	(10,788)
Cash and cash equivalents, beginning of fiscal year	10,262	22,314
Cash and cash equivalents, end of fiscal period	$17,077	$11,526

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.   Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet of Geospace Technologies Corporation and its subsidiaries (the “Company”) at September 30, 2016 was derived from the Company’s audited consolidated financial statements at that date.  The consolidated balance sheet at June 30, 2017 and the consolidated statements of operations and comprehensive loss for the three and nine months ended June 30, 2017 and 2016, and the consolidated statements of cash flows for the nine months ended June 30, 2017 and 2016 were prepared by the Company without audit.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows were made.  The results of operations for the three and nine months ended June 30, 2017 are not necessarily indicative of the operating results for a full year or of future operations.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenue and expenses reported in the financial statements and accompanying notes.  The Company considers many factors in selecting appropriate operational and financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements.  The Company continually evaluates its estimates, including those related to bad debt reserves, inventory obsolescence reserves, self-insurance reserves, product warranty reserves, impairment of long-lived assets and deferred income tax assets.  The Company bases its estimates on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities which are not readily available from other sources.  Actual results may differ from these estimates under different conditions or assumptions.

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

Revenue Recognition – Products and Services

The Company primarily derives revenue from the sale of its manufactured products, including revenue derived from the sale of its manufactured rental equipment.  In addition, the Company generates revenue from the short-term rental under operating leases of its manufactured products.  The Company recognizes revenue from product sales, including the sale of used rental equipment, when all of the following have occurred: (i) title passes to the customer, (ii) the customer assumes the risks and rewards of ownership, (iii) the product sales price has been determined, (iv) collectability of the sales price is reasonably assured, and (v) product delivery occurs as directed by the customer.  Although infrequent, in cases where collectability is not reasonably assured, the installment or cost recovery method is used.  Except for certain of the Company’s reservoir characterization products, the Company’s products are generally sold without any customer acceptance provisions, and the Company’s standard terms of sale do not allow customers to return products for credit.  The Company recognizes rental revenue as earned over the rental period.  Rentals of the Company’s equipment generally range from daily rentals to rental periods of up to six months or longer.  Revenue from engineering services is recognized as services are rendered over the duration of a project, or as billed on a per hour basis.  Field service revenue is recognized when services are rendered and is generally priced on a per day rate.

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

Balance at October 1, 2016	$392
Accruals for warranties issued during the period	592
Settlements made (in cash or in kind) during the period	(453)
Balance at June 30, 2017	$531

Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued guidance clarifying when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award.  The new guidance must be adopted by the Company on a prospective basis no later than its

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

first quarter of fiscal year 2018, with early adoption permitted.  This new guidance is not expected to have an impact on the Company’s consolidated financial statements as it is not the Company’s practice to change either the terms or conditions of share-based payment awards once they are granted.

In November 2016, the FASB issued guidance which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.  Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  This guidance must be adopted by the Company no later than its first quarter of fiscal year 2019 and should be applied on a retrospective transition basis.  The Company has historically not held restricted cash balances and, therefore, does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.  However, upon adoption of this guidance, the Company will make any necessary changes to present restricted cash balances in accordance with the guidance.

In October 2016, the FASB issued guidance which eliminates the exception of recognizing, at the time of transfer, current and deferred income taxes for intercompany profits on intra-entity asset transfers other than inventory.  This guidance must be adopted by the Company no later than its first quarter of fiscal year 2019 and applied on a modified retrospective transition basis.  Since early adoption is permitted, the Company is planning to adopt this guidance in its first quarter of its fiscal year ending September 30, 2018.  Under current guidance, the Company maintains a non-current prepaid income tax asset on its consolidated balance sheets representing income taxes paid in the U.S. on profits realized from the sale of rental equipment to its foreign subsidiaries.  As this rental equipment is depreciated, the prepaid tax is recognized as a current income tax expense in the Company’s consolidated statement of operations.  Upon adoption of the new guidance, the Company will be required to recognize a deferred tax asset related to the intercompany profits realized on the sale of assets to its subsidiaries; however, profits realized from the intercompany sale of inventories will continue to be accounted for as a prepaid income tax asset similar to the current guidance.  The deferred tax asset resulting from the sale of non-inventory assets will be recognized at the jurisdictional tax rate of the subsidiary purchasing the asset.  Any differences between the subsidiary’s jurisdictional tax rate and the seller’s tax rate pertaining to the intercompany profit will be charged to seller’s current income tax expense at the time of the sale.  Since the current U.S. income tax rate is substantially higher than the current income tax rates applicable to each of the Company’s foreign subsidiaries, adoption of the new guidance could have a significant impact on the Company’s provision for income taxes in future periods if significant amounts of rental equipment are sold by the Company’s U.S. subsidiaries to its foreign subsidiaries.

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

In March 2016, the FASB issued guidance to simplify key components of employee share-based payment accounting.  The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period.  The Company expects to adopt this guidance in the first quarter of its fiscal year ending September 30, 2018.  The new guidance simplifies several aspects of the accounting for share-based payment transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification of excess tax benefits from share-based payments on the statement of cash flows.  Under the current standard, the Company is required to track and record as a component of additional paid-in capital the tax impact of cumulative windfalls, net of any shortfalls, which result from excess tax benefits from share-based payments. As a result, the impact of net windfalls has not historically affected the Company’s provision for income taxes or its effective income tax rate.  Upon adoption of the new standard, the Company will record a cumulative-effect adjustment to retained earnings for unrecorded excess tax benefits residing in its additional paid in capital account. In addition, the Company will no longer track windfalls or shortfalls resulting from share-based payments since all future windfalls and shortfalls will be recorded as a component of the Company’s current provision for income taxes.  Depending on the magnitude of future windfalls or shortfalls, this change could significantly affect the Company’s provision for income taxes in a positive or negative direction.

In February 2016, the FASB issued guidance requiring a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months.  Consistent with current GAAP, the recognition, measurement and presentation of expense and cash flows

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2.   Short-term Investments

	As of June 30, 2017 (in thousands)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments
Corporate bonds	$23,756	$—	$(45)	$23,711
Government bonds	12,785	—	(35)	12,750
Total	$36,541	$—	$(80)	$36,461

	As of September 30, 2016 (in thousands)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments
Corporate bonds	$17,342	$—	$(19)	$17,323
Government bonds	10,169	—	(1)	10,168
Total	$27,511	$—	$(20)	$27,491

Accumulated other comprehensive loss on the consolidated balance sheets at June 30, 2017 and September 30, 2016 included unrealized losses (net of tax) of $61,000 and $12,000, respectively.

The Company’s short-term investments have contractual maturities ranging from August 2017 to March 2019.

3.   Derivative Financial Instruments

At June 30, 2017 and September 30, 2016, the Company’s Canadian subsidiary had $24.9 million of Canadian dollar denominated intercompany accounts payable owed to one of the Company’s U.S. subsidiaries.  In order to mitigate its exposure to movements in foreign currency rates between the U.S. dollar and Canadian dollar, the Company routinely enters into foreign currency forward contracts to hedge a portion of its exposure to changes in the value of the Canadian dollar.  Approximately $0.7 million of these Canadian dollar denominated intercompany accounts payable are considered by management to be of a short-term nature whereby the appreciation or devaluation of the Canadian dollar against the U.S. dollar will result in a gain or loss, respectively, to the consolidated statement of operations.  The Company considers the remaining $24.2 million Canadian dollar denominated intercompany accounts payable to be of a long-term nature whereby settlement is not planned or anticipated in the foreseeable future; therefore, any resulting foreign exchange gains and losses are reported in the consolidated balance sheets as a component of other comprehensive income in accordance with ASC 830 “Foreign Currency Matters”.  On June 30, 2017, the Company entered into a $0.7 million Canadian dollar hedge contract with a United States bank to hedge its short-term Canadian dollar foreign exchange rate exposure.  An additional $4.3 million Canadian dollar hedge contract was entered into in July 2017.  These contracts, which expire September 30, 2017, reduce the impact on cash flows from movements in the Canadian dollar/U.S. dollar currency exchange rate, but have not been designated as a hedge for accounting purposes.

The following table summarizes the gross fair value of all derivative instruments, which are not designated as hedging instruments and their location in the consolidated balance sheets (in thousands):

Derivative Instrument	Location	June 30, 2017	September 30, 2016
Foreign Currency Forward Contracts	Prepaid Expenses and Other Current Assets	$—	$5

The following table summarizes the Company’s gains on derivative instruments in the consolidated statements of operations for the three and nine month periods ended June 30, 2017 and 2016 (in thousands):

		Three Months Ended		Nine Months Ended
Derivative Instrument	Location	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Foreign Currency Forward Contracts	Other Income (Expense)	$(48)	$(14)	$(20)	$14

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Amounts in the above table include realized and unrealized derivative gains and losses.

4.   Fair Value of Financial Instruments

At June 30, 2017, the Company’s financial instruments included cash and cash equivalents, short-term investments, foreign currency forward contract, trade and notes receivables and accounts payable.  Due to the short-term maturities of cash and cash equivalents, trade and other receivables and accounts payable, the carrying amounts approximate fair value on the respective balance sheet dates.

The Company measures its short-term investments and derivative instruments at fair value on a recurring basis.  The fair value measurement of the Company’s short-term investments and derivative instruments was determined using the following inputs (in thousands):

	As of June 30, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)	Totals
Short-term investments
Corporate bonds	$23,711	$—	$—	$23,711
Government bonds	12,750	—	—	12,750
Total	$36,461	$—	$—	$36,461

	As of September 30, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)	Totals
Short-term investments
Corporate bonds	$17,323	$—	$—	$17,323
Government bonds	10,168	—	—	$10,168
Foreign currency forward contract	—	5	—	5
Total	$27,491	$5	$—	$27,496

5.   Accounts and Notes Receivable

Current trade accounts receivable are reflected in the following table (in thousands):

	June 30, 2017	September 30, 2016
Trade accounts receivable	$9,725	$17,841
Allowance for doubtful accounts	(1,398)	(2,449)
	$8,327	$15,392

The allowance for doubtful accounts represents the Company’s best estimate of probable credit losses.  The Company determines the allowance based upon historical experience and a current review of its balances.  Accounts receivable balances are charged off against the allowance whenever it is probable that the receivable will not be recoverable.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Notes receivable, net is reflected in the following table (in thousands):

	June 30, 2017	September 30, 2016
Notes receivable	$4,222	$3,850
Allowance for doubtful notes	(1,020)	(500)
	3,202	3,350
Less current portion	2,614	1,533
Non-current notes receivable	$588	$1,817

6.   Inventories

Inventories consist of the following (in thousands):

	June 30, 2017	September 30, 2016
Finished goods	$36,190	$40,260
Work in process	1,828	8,272
Raw material	70,438	65,682
Obsolescence reserve	(20,432)	(9,674)
	$88,024	$104,540

During the nine months ended June 30, 2017 and 2016, the Company made non-cash inventory transfers of $1.6 million and $3.0 million, respectively, to rental equipment and $1.9 million and $0.1 million, respectively, to property, plant and equipment.  Raw materials include semi-finished goods and component parts totaling $43.8  million at June 30, 2017 and September 30, 2016, respectively.

7.   Long-Term Debt

The Company had no long-term debt outstanding at June 30, 2017 and September 30, 2016.

On March 2, 2011, the Company entered into a credit agreement with Frost Bank with borrowing availability of $50.0 million (the “Credit Agreement”).  On May 4, 2015, the Company amended the Credit Agreement which reduced its borrowing availability to $30.0 million with amounts available for borrowing determined by a borrowing base.  Under the amendments to the Credit Agreement, the borrowing base is determined based upon certain of the Company’s and its U.S. subsidiaries’ assets which include (i) 80% of certain accounts receivable plus (ii) 50 % of certain notes receivable (such result not to exceed $10 million) plus (iii) 25% of certain inventories (excluding work-in-process inventories).  As of June 30, 2017, the Company’s borrowing base was $26.2 million.  As of June 30, 2017, the amount available for borrowing was $25.8 million after consideration of $0.4 million of outstanding letters of credit.  The Company’s domestic subsidiaries have guaranteed the obligations of the Company under the Credit Agreement and such subsidiaries have secured their obligations under such guarantees by the pledge of substantially all of the assets of such subsidiaries, except real property assets.  The Credit Agreement expires on May 4, 2018 and all borrowed funds are due and payable at that time.  The Company is required to make monthly interest payments on borrowed funds.  The Credit Agreement limits the incurrence of additional indebtedness, requires the maintenance of a single financial ratio that compares certain of the Company’s assets to certain of its liabilities, restricts the Company and its subsidiaries’ ability to repurchase its common stock and pay cash dividends, and contains other covenants customary in agreements of this type.  The interest rate for borrowings under the Credit Agreement as amended is based on the Wall Street Journal prime rate, which was 4.25% at June 30, 2017.  At June 30, 2017, the Company was in compliance with all covenants under the Credit Agreement.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8.   Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following (in thousands):

	Unrealized Losses on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Totals
Balance at October 1, 2016	$(15)	$(15,926)	$(15,941)
Changes in unrealized losses on available-for-sale securities	(61)	—	(61)
Foreign currency translation adjustments	—	1,499	1,499
Balance at June 30, 2017	$(76)	$(14,427)	$(14,503)

9.   Stock-Based Compensation

During the nine months ended June 30, 2017, the Company issued 109,500 shares of restricted stock under its 2014 Long Term Incentive Plan, as amended (the “Plan”).  The weighted average grant date fair value of the restricted stock was $21.12 per share.  The grant date fair value of these awards was $2.3 million, which will be charged to expense over the next four years as the restrictions lapse.  Compensation expense for restricted stock awards was determined based on the closing market price of the Company’s stock on the date of grant applied to the total number of shares that are anticipated to fully vest.  Recipients of restricted stock awards are entitled to vote such shares and are entitled to dividends, if paid.

During the nine months ended June 30, 2017, the Company also issued 51,300 nonqualified stock options under the Plan.  The options issued are based upon three tiers, each with separate service based vesting conditions and market conditions that affect exercisability.  Market based conditions are based on achieving a specified market return on the Company’s stock price.  Compensation expense for the nonqualified stock option awards was determined based on a Monte Carlo simulation, which incorporates the possibility that the market conditions may not be satisfied.  The weighted average grant date fair value of the options issued was determined to be $9.35 per option resulting in unrecognized compensation costs of $0.5 million, which will be charged to expense over the requisite service period of the options, ranging from 18 to 36 months.

As of June 30, 2017, the Company had unrecognized compensation expense of $5.1 million relating to restricted stock awards.  This unrecognized compensation expense is expected to be recognized over a weighted average period of 2.7 years.  In addition, the Company had $0.4 million of unrecognized compensation expense related to nonqualified stock option awards which is expected to be recognized over a weighted average period of 1.5 years.

As of June 30, 2017, a total of 292,550 shares of restricted stock and 201,800 nonqualified stock options shares were outstanding.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10.   Loss Per Common Share

The Company applies the two -class method in calculating per share data.  The following table summarizes the calculation of net loss and weighted average common shares and common equivalent shares outstanding for purposes of the computation of loss per share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net loss	$(14,376)	$(11,654)	$(37,584)	$(33,661)
Less: Income allocable to unvested restricted stock	—	—	—	—
Loss available to common shareholders	(14,376)	(11,654)	(37,584)	(33,661)
Reallocation of participating earnings	—	—	—	—
Loss attributable to common shareholders for diluted earnings per share	$(14,376)	$(11,654)	$(37,584)	$(33,661)
Weighted average number of common share equivalents:
Common shares used in basic loss per share	13,147,016	13,051,916	13,129,196	13,042,000
Common share equivalents outstanding related to stock options	—	—	—	—
Total weighted average common shares and common share equivalents used in diluted loss per share	13,147,016	13,051,916	13,129,196	13,042,000
Loss per share:
Basic	$(1.09)	$(0.89)	$(2.86)	$(2.58)
Diluted	$(1.09)	$(0.89)	$(2.86)	$(2.58)

For the calculation of diluted loss per share for the three and nine months ended June 30, 2017 and 2016, 201,800 stock options and 159,000 stock options, respectively, were excluded in the calculation of weighted average shares outstanding as a result of their impact being antidilutive.

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

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table summarizes the Company’s segment information (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenue:
Seismic	$7,308	$9,567	$30,658	$25,642
Non-Seismic	6,741	7,967	18,945	19,687
Corporate	146	144	435	417
Total	$14,195	$17,678	$50,038	$45,746

Income (loss) from operations:
Seismic	$(11,972)	$(10,263)	$(30,581)	$(34,232)
Non-Seismic	1,004	1,194	3,108	2,604
Corporate	(2,806)	(2,946)	(8,672)	(9,066)
Total	$(13,774)	$(12,015)	$(36,145)	$(40,694)

13.   Income Taxes

The Company’s effective tax rates for the three months ended June 30, 2017 and 2016 were (4.7)% and (7.7)% , respectively.  The Company’s effective tax rates for the nine months ended June 30, 2017 and 2016 were (3.9)% and (16.9)%, respectively.   The United States statutory tax rate for the same periods was 35%.   Compared to the United States statutory rate, the lower effective tax rates for all periods resulted primarily from the provision of a valuation allowance against the Company’s U.S. and Canadian deferred tax assets due to the uncertainty surrounding the Company’s ability to utilize such deferred tax assets in the future to offset taxable income.  Income tax expense for the three months and nine months ended June 30, 2017 resulted from (i) the recognition as income tax expense for taxes paid in prior years resulting from the sale of rental equipment to the Company’s foreign subsidiaries and (ii) the recognition of a valuation allowance against a foreign tax credit realized on rental revenues invoiced outside the United States.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein, if any, contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “intend”, “expect”, “plan”, “budget”, “forecast”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue”, “evaluating” or similar words.  Statements that contain these words should be read carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other forward-looking information.  Examples of forward-looking statements include, among others, statements that we make regarding our expected operating results, the adoption and sale of our products in various geographic regions, anticipated levels of capital expenditures and the sources of funding therefore, and our strategy for growth, product development, market position, financial results and the provision of accounting reserves.  These forward-looking statements reflect our best judgment about future events and trends based on the information currently available to us.  However, there will likely be events in the future that we are not able to predict or control.  The factors listed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, as well as other cautionary language in such Annual Report and this Quarterly Report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.  Such examples include, but are not limited to, decreases in commodity price levels, which could reduce demand for our products, the failure of our products to achieve market acceptance, despite substantial investment by us, our sensitivity to short term backlog, delayed or cancelled customer orders, product obsolescence resulting from poor industry conditions or new technologies, bad debt write-offs associated with customer accounts, and our ability to refinance or replace our credit agreement on or prior to maturity on May 4, 2018.  The occurrence of the events described in these risk factors and elsewhere in this Quarterly Report on Form 10-Q could have a material adverse effect on our business, results of operations and financial position, and actual events and results of operations may vary materially from our current expectations.  We assume no obligation to revise or update any forward-looking statement, whether written or oral, that we may make from time to time, whether as a result of new information, future developments or otherwise.

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

Wireless Products

Our land-based wireless (or nodal) seismic data acquisition system is called the GSX.  Each GSX station operates independently and therefore can be deployed in virtually unlimited channel configurations.  Rather than utilizing interconnecting cables as required by most traditional land data acquisition systems, each GSX station operates as an independent data collection system.  As a result, our GSX system requires less maintenance, which we believe allows our customers to operate more effectively and efficiently because of its reduced environmental impact, lower weight and ease of operation.  Our GSX system is designed into configurations ranging from one to four channels per station.  Since its introduction in 2008 and through June 30, 2017, we have sold 354,000 GSX channels and we have 116,000 GSX channels in our rental fleet.  We do not expect to expand our GSX rental fleet in the foreseeable future.

We have also developed a marine-based wireless seismic data acquisition system called the OBX.  Similar to our GSX land-based wireless system, the marine OBX system can be deployed in virtually unlimited channel configurations and does not require interconnecting cables between each station.  Our deep-water versions of the OBX system can be deployed in depths of up to 3,450 meters.  Through June 30, 2017, we have over sold 500 OBX stations and we have 5,600 OBX stations in our rental fleet.  In the absence of additional customer orders for OBX systems, we do not expect to make any cash investments into our OBX rental fleet during fiscal year 2017.

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

We have not delivered nor did we receive orders for any permanent reservoir monitoring systems during fiscal year 2016 or during the first nine months of fiscal year 2017.

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

Consolidated Results of Operations

We report and evaluate financial information for two segments: Seismic and Non-Seismic.  Summary financial data by business segment follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Seismic
Traditional exploration product revenue	$3,604	$2,519	$9,811	$10,711
Wireless exploration product revenue	2,681	6,576	18,605	13,180
Reservoir product revenue	1,023	472	2,242	1,751
Total revenue	7,308	9,567	30,658	25,642
Operating loss	(11,972)	(10,263)	(30,581)	(34,232)
Non-Seismic
Industrial product revenue	3,873	5,048	10,253	11,145
Imaging product revenue	2,868	2,919	8,692	8,542
Total revenue	6,741	7,967	18,945	19,687
Operating income	1,004	1,194	3,108	2,604
Corporate
Revenue	146	144	435	417
Operating loss	(2,806)	(2,946)	(8,672)	(9,066)
Consolidated Totals
Revenue	14,195	17,678	50,038	45,746
Operating loss	(13,774)	(12,015)	(36,145)	(40,694)

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

Three and nine months ended June 30, 2017 compared to the three and nine months ended June 30, 2016

Consolidated revenue for the three months ended June 30, 2017, decreased $3.5 million, or 19.7%, from the corresponding period of the prior fiscal year.  The decrease in revenue for the three months ended June 30, 2017 was primarily due to a decrease in wireless exploration rental revenue in our seismic business segment.    Consolidated revenue for the nine months ended June 30, 2017 increased $4.3 million, or 9.4% from the corresponding period of the prior fiscal year.  The increase in revenue for the nine months ended June 30, 2017 was primarily due to an increase in wireless exploration product sales and rental revenue.

Consolidated gross profit (loss) for the three months ended June 30, 2017 was a loss of ($5.1) million, compared to a loss of ($2.9) million for the corresponding period of prior fiscal year.  The increase in loss for the three months ended June 30, 2017 was primarily the result of (i) a decrease in wireless rental revenue and (ii) an increase in inventory obsolescence expenses due to higher levels of slow-moving seismic inventories.  Consolidated gross profit (loss) for the nine months ended June 30, 2017 was a loss of ($11.0) million, compared to a loss of ($13.9) million for the corresponding period of prior fiscal year.  The improvement in gross profit (loss) for the nine months ended June 30, 2017 was primarily the result of increased wireless exploration product sales and rental revenue and, to a lesser extent, a decrease in manufacturing costs resulting from the Company’s workforce reduction in the second fiscal quarter of 2016.  These improvements were partially offset by an increase in inventory obsolescence expenses.  Until seismic product demand increases to historical norms, we expect our consolidated gross margins to remain low.

In light of current market conditions, we have evaluated the level of our seismic product inventories at June 30, 2017 and we continue to believe that those inventory balances far exceed levels considered appropriate for the current level of product demand.  We expect our older seismic product inventory levels to continue to decline slowly throughout fiscal year 2017 and beyond.  During periods of excessive inventory levels, our policy has been, and will continue to be, to record higher obsolescence expense in our consolidated income statement as we experience reduced levels of inventory turnover and as our inventories continue to age.  If current market conditions continue, we expect to record additional inventory obsolescence expense in fiscal year 2017 and beyond until seismic product demand and resulting seismic inventory turnover returns to acceptable levels.

Consolidated operating expenses for the three months ended June 30, 2017 were $8.7 million, a decrease of $0.5 million, or 5.0%, from the corresponding period of the prior fiscal year.   This decrease resulted from a decrease in bad debt expense.  Consolidated operating expenses for the nine months ended June 30, 2017 were $25.1 million, a decrease $1.7 million, or 6.2%, from the corresponding period of the prior fiscal year.  This decrease was primarily attributable to the Company’s cost reduction program implemented during the second fiscal quarter of 2016.

Consolidated other income (expense) for the three months ended June 30, 2017 was $46,000, an increase of $0.6 million from the corresponding period of the prior fiscal year.  The increase for the three months ended June 30, 2017 primarily resulted from a decrease in foreign exchange losses attributable to U.S. dollar deposits held by our Russian subsidiary.  Consolidated other income (expense) for the nine months ended June 30, 2017 was ($16,000), decrease of $0.2 million from the corresponding period of the prior fiscal year.  The decrease for the nine months ended June 30, 2017 primarily resulted from an increase in foreign exchange losses attributable to U.S. dollar deposits held by our Russian subsidiary.

Consolidated income tax expense (benefit) for the three months ended June 30, 2017 was $0.6 million compared to ($1.0) million for the corresponding period of the prior fiscal year.  Consolidated income tax expense (benefit) for the nine months ended June 30, 2017 was $1.4 million compared to ($6.9) million for the corresponding period of the prior fiscal year.  Our effective tax rates for the three months ended June 30, 2017 and 2016 were (4.7)% and (7.7)%, respectively.  Our effective tax rates for the nine months ended June 30, 2017 and 2016 were (3.9)% and (16.9)%, respectively.  The United States statutory tax rate for the same periods was 35%.  Compared to the United States statutory rate, the lower effective tax rates for all periods resulted primarily from the provision of a valuation allowance against our U.S. and Canadian deferred tax assets due to the uncertainty surrounding our ability to utilize such deferred tax assets in the future to offset taxable income.  Income tax expense for the three months and nine months ended June 30, 2017 resulted from (i) the recognition as income tax expense for taxes paid in prior years resulting from the sale of rental equipment to the Company’s foreign subsidiaries and (ii) the recognition of a valuation allowance against a foreign tax credit realized on rental revenues invoiced outside the United States.

Seismic Products

Revenue

Revenue from our seismic products for the three months ended June 30, 2017 decreased $2.3 million, or 23.6%, from the corresponding period of the prior fiscal year.  Revenue from our seismic products for the nine months ended June 30, 2017 increased $5.0 million, or 19.6%, from the corresponding period of the prior fiscal year.  The components of these changes include the following:

•

Traditional Exploration Product Revenue – For the three months ended June 30, 2017, revenue from our traditional products increased $1.1 million, or 43.1% from the corresponding period of the prior fiscal year.  The increase was due to an increase in certain specialty sensor product sales primarily as a result of the timing of orders.  For the nine months ended June 30, 2017, revenue from our traditional products decreased $0.9 million, or 8.4% from the corresponding period of the prior fiscal year.  The decrease primarily reflects lower demand for our sensor products due to lower seismic crew activities.

•

Wireless Exploration Product Revenue – For the three months ended June 30, 2017, revenue from our wireless exploration products decreased by $3.9 million, or 59.2%, from the corresponding period of the prior fiscal year.  The decrease for the three months ended June 30, 2017 was primarily due to a large OBX rental contract that was active during the three months ended June 30, 2016.  For the nine months ended June 30, 2017, revenue from our wireless exploration products increased by $5.4 million, or 41.2%, from the corresponding period of the prior fiscal year.  The increase for the nine months ended June 30, 2017 was primarily due to higher demand for the sale of our OBX and GSX products, and to a lesser extent, an increase in wireless rental revenue.

•

Reservoir Product Revenue – For the three months ended June 30, 2017, revenue from our reservoir products increased $0.6 million, or 116.7%, from the corresponding period of the prior fiscal year.  For the nine months ended June 30, 2017, revenue from our reservoir products increased $0.5 million, or 28.0%, from the corresponding period of the prior fiscal year.  The increase for both periods was primarily due to higher demand for our borehole products and reservoir monitoring services.   We have not delivered nor did we receive orders for any permanent reservoir monitoring systems during fiscal year 2016 or during the first nine months of fiscal year 2017.  We continue to actively market these products to our customers.

Operating Loss

Our operating loss associated with our seismic products for the three months ended June 30, 2017 increased $1.7 million, or 16.7%, from the corresponding period of the prior year.  The increase in operating loss for the three months ended June 30, 2017 was primarily due to (i) a decrease in wireless exploration rental revenue and (ii) an increase in inventory obsolescence expense.  Our operating loss associated with revenue from our seismic products for the nine months ended June 30, 2017 decreased $3.7 million, or 10.7%, from the corresponding period of the prior year.  The decrease in operating loss for the nine months ended June 30, 2017 was primarily due to (i) increased wireless exploration product sales and rental revenue and (ii) lower manufacturing and operating costs due to workforce reductions initiated in the second fiscal quarter of 2016.  This decrease was partially offset by an increase in inventory obsolescence expense.

Non-Seismic Products

Revenue

Revenue from our non-seismic products for the three months ended June 30, 2017 decreased $1.2 million, or 15.4%, from the corresponding period of the prior fiscal year.  Revenue from our non-seismic products for the nine months ended June 30, 2017 decreased $0.7 million, or 3.8%, from the corresponding period of the prior fiscal year.  The components of these decreases included the following:

•

Industrial Product Revenue – For the three months ended June 30, 2017, revenue from our industrial products decreased $1.2 million, or 23.3% from the corresponding period of the prior fiscal year.  For the nine months ended June 30, 2017, revenue from our industrial products decreased $0.9 million, or 8.0% from the corresponding period of the prior fiscal year.  The decrease for both periods was primarily attributable to lower demand for our water meter products.

•

Imaging Product Revenue – For the three months ended June 30, 2017, revenue from our imaging products decreased $0.1 million, or 1.7%, from the corresponding period of the prior fiscal year.  The decrease was primarily due to lower demand for our thermal imaging equipment.  For the nine months ended June 30, 2017, revenue from our imaging products increased $0.2 million, or 1.8%, from the corresponding period of the prior fiscal year.  The increase was primarily due to higher demand for our thermal print head products.

Operating Income

Our operating income associated with sales of our non-seismic products for the three months ended June 30, 2017 decreased by $0.2 million, or 15.9%.  The decrease in operating income for the three months ended June 30, 2017 was primarily due to decreased gross profit margins for our imaging products.  Our operating income associated with the sales of our non-seismic products for the nine months ended June 30, 2017 increased by $0.5 million, or 19.4%.  The increase in operating income for the nine months ended June 30, 2017 primarily resulted from improved gross profit margins.

Liquidity and Capital Resources

At June 30, 2017, we had approximately $17.1 million in cash and cash equivalents and $36.5 million in short-term investments.  For the nine months ended June 30, 2017, we generated $12.0 million of cash in operating activities primarily due to a $12.8 million income tax refund received in our second quarter.  Other sources of cash included our net loss of $37.6 million which was offset by (i) net non-cash charges of $29.8 million from deferred income taxes, depreciation, accretion, inventory obsolescence, stock-based compensation and bad debts, (ii) a $1.2 million decrease in inventories caused by a drawdown of our excess levels of finished goods, (iii) an $8.9 million decrease in trade accounts and notes receivable resulting from collections and lower sales in the most recent quarter and (iv) a $1.2 million decrease in prepaid income taxes related to the depreciation of intercompany profits by our foreign subsidiary.  These sources of cash were partially offset by (i) a $2.0 million decrease in accrued and other expenses primarily due to the payment of calendar year 2016 property taxes and (ii) the removal of a $2.7 million gross profit from the sale of used rental equipment since such gross profit is reflected in the proceeds from the sale of used rental equipment under investing activities.

For the nine months ended June 30, 2017, we used cash of $5.5 million from investing activities.  These uses of cash included (i) net disbursements of $9.1 million for the purchase of short-term investments, (ii) an investment of $0.6 million in property, plant and equipment and (iii) $0.3 million to expand our equipment rental fleet.  These uses of cash were partially offset by $4.4 million in proceeds from the sale of used rental equipment.  We estimate total fiscal year 2017 cash investments in property, plant and equipment will be approximately $1.0 million.  We expect fiscal year 2017 cash investments into our rental fleet to be minimal in the absence of any significant customer orders for OBX systems.  Our capital expenditures are expected to be funded from our cash on hand, internal cash flow or, if necessary, from borrowings under our credit agreement.

For the nine months ended June 30, 2017, we generated cash proceeds of $0.1 million from financing activities from the exercise of stock options by our employees.

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

Our available cash, cash equivalents and short-term investments totaled $53.5 million at June 30, 2017, including $7.8 million of cash and cash equivalents held by our foreign subsidiaries and branch offices.  We intend to permanently reinvest the undistributed earnings of our foreign subsidiaries.  If we were to repatriate the cash held by our foreign subsidiaries, we would be required to accrue and pay taxes on any amounts repatriated.

Our credit agreement allows for borrowings of up to $30.0 million with such amounts available for borrowing determined by a borrowing base.  At June 30, 2017 our borrowing base was $26.2 million.  At June 30, 2017, we had no outstanding borrowings under the credit agreement and, after consideration of $0.4 million of outstanding letters of credit, our borrowing availability under the credit facility was $25.8 million.  At June 30, 2017, we were in compliance with all covenants under the credit agreement, and we expect to remain in compliance with all covenants through the credit agreement’s expiration in May 2018.  We currently do not anticipate the need to borrow under the credit agreement through its expiration in May 2018, however, we can make no assurance that we will not do so.  Based on recent discussions with our bank and given the current depressed state of the seismic industry, we may not be able to renew our credit facility upon its expiration in May 2018 or, if renewed, any new credit agreement will likely result in reduced borrowing availability and stricter liquidity covenants.

In March 2017, we received a $12.8 million income tax refund from the U.S. Department of Treasury.  The refund was a result of the significant tax losses we experienced in fiscal year 2016 which we elected to carryback to our fiscal year 2014 U.S. tax return to recoup taxes previously paid.  In addition, we expect to receive an additional $0.3 million income tax refund from the U.S. Department of Treasury in our fourth fiscal quarter of 2017.  In March 2016, we received an $18.3 million income tax refund as result of our pretax loss in fiscal year 2015, which we elected to carryback to our fiscal year 2013 U.S. tax return.  For U.S. income tax purposes, we are now in a loss carryforward position in regards to our tax losses for fiscal year 2017 and beyond.  As a result, we will not receive any additional U.S. federal income tax refunds in future years as a result of our current tax losses.  The tax refunds we received in fiscal years 2016 and 2017 have been significant contributors to our overall liquidity.  In the absence of future profitable results of operations, we may need to rely on other sources of liquidity to fund our future operating results, including liquidating short-term investments, executed rental contracts, available borrowings under our credit agreement through its expiration in May 2018, leveraging real estate assets, sales of rental assets and other liquidity sources which may be available to us.  However, currently we believe that our cash and short-term investment balances will be sufficient to finance our operating losses and planned capital expenditures for the next twelve months.

Critical Accounting Policies

During the nine months ended June 30, 2017, there has been no material change to our critical accounting policies discussed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

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

Foreign Currency and Operations Risk

One of our wholly-owned subsidiaries, Geospace Technologies Eurasia, is located in the Russian Federation.  In addition, we operate a branch office, Geospace Technologies Sucursal Sudamericana, in Colombia.  Our financial results for these entities may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions or changes in the political climate.  Our consolidated balance sheet at June 30, 2017 reflected approximately USD $6.4 million and USD $0.2 million of foreign currency denominated net working capital related to our Russian and Colombian operations, respectively.  Both of these entities receive a portion of their revenue and pay a majority of their expenses primarily in their local currency.  To the extent that transactions of these entities are settled in their local currency, a devaluation of these currencies versus the U.S. dollar could reduce any contribution from these entities to our consolidated results of operations and total comprehensive income as reported in U.S. dollars.  We do not hedge the market risk with respect to our operations in these countries; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of such currencies versus U.S. dollars to the extent such disruptions result in any reduced valuation of these foreign entities’ net working capital or future contributions to our consolidated results of operations.  At June 30, 2017, the foreign exchange rate for $1.00 (one U.S. dollar) was equal to approximately 59.3 Russian Rubles and 3,031 Colombian Pesos, respectively.  If the value of the U.S. dollar were to strengthen by ten percent against these foreign currencies, our working capital in the Russian Federation and in Colombia would decline by USD $0.6 million and USD $20,000, respectively.

Foreign Currency Intercompany Accounts and Notes Receivable

From time to time, we provide access to capital to our foreign subsidiaries through U.S. dollar denominated interest bearing promissory notes.  Such funds are generally used by our foreign subsidiaries to purchase capital assets and for general working capital needs.  In addition, we sell products to our foreign subsidiaries on trade credit terms in both U.S. dollars and in the subsidiary’s local currency.  At June 30, 2017, we had outstanding Canadian-dollar denominated intercompany accounts receivable of CAN $24.9 million.  Approximately CAN $0.7 million of these intercompany receivables are considered by management to be of a short-term nature whereby the appreciation or devaluation of the Canadian dollar against the U.S. dollar will result in a gain or loss, respectively, to our consolidated statement of operations. The Company considers the remaining CAN $24.2 million of the intercompany receivable to be of a long-term nature whereby settlement is not planned or anticipated in the foreseeable future; therefore, any resulting foreign exchange gains and losses are reported in the consolidated balance sheets as a component of other comprehensive income in accordance with ASC 830 “Foreign Currency Matters”.  At June 30, 2017, the foreign exchange rate for USD $1.00 was equal to approximately CAN $1.30.  In June 2017, we entered into a CAN $0.7 million hedge agreement with a United States bank to hedge our short-term Canadian dollar foreign exchange rate exposure.  In July 2017, we entered into an additional CAN $4.3 million hedge agreement, resulting in an over-hedged position of approximately CAN $4.3 million.  Both hedge agreements expire September 30, 2017.  To the extent our over-hedged position remains, if the U.S. dollar exchange rate were to weaken by ten percent against the Canadian dollar, we would recognize a foreign exchange loss of USD $0.3 million in our consolidated financial statements.

Floating Interest Rate Risk

Our credit agreement contains a floating interest rate which subjects us to the risk of increased interest costs associated with any upward movements in bank market interest rates.  Under our credit agreement our borrowing interest rate is the Wall Street Journal prime rate, which was 4.25% at June 30, 2017.  As of June 30, 2017 and September 30, 2016, there were no borrowings outstanding under our credit agreement.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of June 30, 2017, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GEOSPACE TECHNOLOGIES CORPORATION

Date:	August 4, 2017	By:	/s/ Walter R. Wheeler
Walter R. Wheeler, President
and Chief Executive Officer
(duly authorized officer)

Date:	August 4, 2017	By:	/s/ Thomas T. McEntire
Thomas T. McEntire, Vice President
and Chief Financial Officer
(principal financial officer)