Form 10-K
period 2017-09-30
GEOSPACE TECHNOLOGIES CORP
filed 2017-12-01
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended September 30, 2017

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 001-13601

GEOSPACE TECHNOLOGIES CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Texas	76-0447780
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).     Yes ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

There were 13,438,316 shares of the Registrant’s Common Stock outstanding as of the close of business on October 31, 2017.  As of March 31, 2017, the aggregate market value of the Registrant’s Common Stock held by non-affiliates was approximately $211 million (based upon the closing price of $16.23 on March 31, 2017, as reported by The NASDAQ Global Market).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Registrant’s 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

EXPLANATORY NOTE – RESTATEMENT OF FINANCIAL INFORMATION

On November 16, 2017, the Audit Committee of the Board of Directors (“the Audit Committee”) of Geospace Technologies Corporation (the “Company”) on the recommendation of management, and after consultation with the Company’s independent registered public accounting firm, BDO USA, LLP, concluded that the Company’s audited consolidated financial statements for the fiscal years ended September 30, 2016 and 2015, and the related reports of the Company’s independent registered accounting firm thereon, and the unaudited consolidated financial statements for quarters ended December 31, 2016, March 31, 2017 and June 30, 2017 (“Restated Periods”) should no longer be relied upon because of an accounting error.

This Annual Report on Form 10-K for the fiscal year ended September 30, 2017 includes (i) audited restated consolidated balance sheets as of September 30, 2016 and 2015, (ii) unaudited restated condensed consolidated balance sheets as of December 31, 2016, March 31, 2017 and June 30, 2017 and (iii) footnotes reconciling previously final annual and quarterly consolidated balance sheets to the restated balance sheets, which we refer to as the restatement.

We have determined that a portion of our inventories at September 30, 2016 and 2015 should have been classified as non-current assets, as all inventories were not reasonably expected to be realized in cash, sold or consumed during our next operating cycle.  This error has been identified and corrected in the restated consolidated balance sheets as of September 30, 2016 and 2015 and as of December 31, 2016, March 31, 2017 and June 30, 2017 in this Annual Report on Form 10-K.  The effects of this restatement consist of a non-cash reclassification with respect to inventories. The restatement did not affect previously reported total assets, total liabilities, revenues, net loss, loss per share, or cash flows. For discussions of the restatement adjustments, see Item 1A. “Risk Factors” and Item 8, “Financial Statements and Supplementary Data”, including Notes 21 and 22 of the notes to the Consolidated Financial Statements.

Additionally, in connection with the errors noted above, our management, including the CEO and CFO, has identified a material weakness in the Company’s internal control over financial reporting as of September 30, 2017 and 2016 and has been engaged in a focused review of its financial reporting practices and remediation of the related control weakness.  For a discussion of our controls and procedures, the material weakness identified and our actions to remediate such weakness see Item 9A, “Controls and Procedures” in Part II of this Annual Report on Form 10-K,

We believe that presenting all of this information regarding the Restated Periods in this Annual Report allows investors to review all pertinent data in a single presentation.  We do not therefore plan to amend our previously filed Annual Report on Form 10-K the fiscal year ended September 30, 2016 and Forms 10-Q for the quarterly periods ended December 31, 2016, March 31, 2017 and June 30, 2017 in connection with the restatement.  The financial information that has been previously filed or otherwise reported for the Restated Periods is superseded by the information in this Annual Report on Form 10-K.  Unless otherwise stated, all financial information contained in this Annual Report on Form 10-K for periods prior to September 30, 2017 are presented on a restated basis.

PART I

Item 1. Business

Business Overview

Geospace Technologies Corporation reincorporated as a Texas corporation on April 16, 2015.  We originally incorporated as a Delaware corporation on September 27, 1994.  Unless otherwise specified, the discussion in this Annual Report on Form 10-K refers to Geospace Technologies Corporation and its subsidiaries.  We design and manufacture instruments and equipment used in the oil and gas industry to acquire seismic data in order to locate, characterize and monitor hydrocarbon producing reservoirs.  We also design and manufacture non-seismic products, including industrial products, offshore cables and imaging equipment.  We report and categorize our customers and products into two different segments: Seismic and Non-Seismic.

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

Wireless Products

We have developed a land-based wireless (or nodal) seismic data acquisition system called the GSX.  Rather than utilizing interconnecting cables as required by most traditional land data acquisition systems, each GSX station operates as an independent data collection system, allowing our GSX stations to be deployed in virtually unlimited channel configurations.  As a result, our GSX system requires less maintenance, which we believe allows our customers to operate more effectively and efficiently because of its reduced environmental impact, lower weight and ease of operation.  Our GSX system is designed into configurations ranging from one to four channels per station.  Since its introduction in 2008 and through September 30, 2017, we have sold 403,000 GSX channels and we have 71,000 GSX channels in our rental fleet.  We expect to make additional investments in our GSX rental fleet in fiscal year 2018 to replenish a sale of used GSX rental equipment in the fourth quarter of fiscal year 2017.

We have also developed a marine-based wireless seismic data acquisition system called the OBX.  Similar to our GSX land-based wireless system, the marine OBX system can be deployed in virtually unlimited channel configurations and does not require interconnecting cables between each station.  Our deep water versions of the OBX system can be deployed in depths of up to 3,450 meters.  Through September 30, 2017, we have sold approximately 600 OBX stations and we have 6,700 OBX stations in our rental fleet.  We expect to make additional investments into our OBX rental fleet during fiscal year 2018.

Reservoir Products

Seismic surveys repeated over selected time intervals show dynamic changes within the reservoir and can be used to monitor the effects of oil and gas development and production.  In this regard, we have developed permanently installed high-definition reservoir monitoring systems for land and ocean-bottom applications in producing oil and gas fields.  We also produce a retrievable version of our ocean-bottom system for use on fields where permanently installed systems are not appropriate or economical.  Utilizing these tools, producers can enhance the recovery of oil and gas deposits over the life of a reservoir.

Our high-definition reservoir monitoring products include the HDSeis™ product line and a suite of borehole and reservoir monitoring products and services.  Our HDSeis™ system is a high-definition seismic data acquisition system with flexible architecture that allows it to be configured as a borehole seismic system or as a subsurface system for both land and marine reservoir-monitoring projects.  The scalable architecture of the HDSeis™ system enables custom designed system configuration for applications ranging from low-channel engineering and environmental-scale surveys requiring a minimum number of recording channels to high-channel surveys required to efficiently conduct permanent reservoir monitoring (“PRM”).  Modular architecture allows virtually unlimited channel expansion.  In addition, multi-system synchronization features make the HDSeis™ system well suited for multi-well or multi-site acquisition, simultaneous surface and downhole acquisition and continuous reservoir monitoring projects.

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

We did not deliver nor did we receive orders for any PRM systems during the fiscal years 2015, 2016 and 2017.

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

Business Strategy

We are currently experiencing depressed industry conditions as a result of lower and volatile crude oil prices and their impact upon capital spending in the oil and gas industry worldwide.  The resulting significant decline in seismic product orders and, in particular, the lack of any orders for PRM systems, has required us to modify our business strategy during this difficult period.  Our current business strategy places more focus on sound financial management practices while we endure this downturn.  We have not changed our primary focus on continued investment in product research and development and, possibly, selective acquisitions and joint ventures.

•

Continue Investment in Product Research and Development – Past periods of revenue growth were primarily driven through our internal development of new products for the seismic industry.  In past years, our seismic product innovations included the introduction of borehole seismology tools, seabed PRM systems and wireless data acquisition systems for both land and marine applications.  These innovative technologies are the result of our unceasing investment in research and development initiatives, even during difficult industry cycles when we experience a significant decline in customer demand for our products.  A majority of our product research and development cost relates to our product engineers.  Our engineering staff has been key to our past success, and we intend to continue our tradition of retaining and attracting quality engineering staff and providing appropriate compensation and benefits.  Going forward, we intend to continue significant investments in product research and development of new seismic technologies as well as non-seismic products in order to diversify and grow our revenue base.

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

•

Financial Management – Current industry conditions have required us to place increased emphasis on cash management and preservation.  Due to the cyclicality of the seismic industry, we have historically managed our financial risk by limiting or eliminating debt leverage in our balance sheet.  While we are not opposed to moderate amounts of short-term debt during favorable business cycles, we choose to minimize our exposure to long-term debt obligations which, in our view, restrict our ability to operate during periodic difficult business cycles in the seismic industry similar to the current business environment.  We believe this strategy has allowed us to continue operations through difficult business cycles without disruption for debt and equity restructuring as has been seen among our peers, many of whom have significant long-term debt burdens.  In addition, we have limited investments in our capital assets and have liquidated, and made appropriate reserves for, significant amounts of our inventories and rental fleet assets. We also believe that the value of our common shares outstanding will be best served in the long-term by retaining our cash and short-term investments to fund future cash outflows as they become necessary or advisable.  In this regard, we do not anticipate paying any cash dividends in the foreseeable future, nor do we expect to initiate any significant buy-back program to repurchase our common stock.

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

Competition

Seismic Products

We are one of the world’s largest designers and manufacturers of seismic related products.  The principal competitors for many of our traditional seismic products are Sercel (a division of CGG), ION Geophysical (“ION”) and INOVA (a joint venture formed in 2009 between ION and Bureau of Geophysical Prospecting, a subsidiary of China National Petroleum Company).  Furthermore, entities in China affiliated with Sercel as well as other Chinese manufacturers produce low-cost seismic products meeting current industry standards.  Most seismic products are price sensitive, so the ability to manufacture these products at a low cost is essential to maintain market share.  We believe our primary competitor in the manufacture of our marine products is Sercel.

The primary competitors for our land wireless data acquisition systems are Sercel, FairfieldNodal, INOVA, Wireless Seismic and numerous smaller entities who have recently introduced new versions of wireless data acquisition systems.  We believe the primary competitors for our marine nodal data acquisition systems are marine seismic data acquisition service providers like FairfieldNodal, Seabed Geosolutions (a joint venture formed between Fugro and CGG), and Magseis ASA, each of whom utilizes their own proprietary nodal technology.  For land and marine wireless data acquisition systems, while price is an important factor in a customer’s decision to purchase the product, we believe customers also place a high value on a product’s historical performance and the ongoing engineering and field support provided by the product’s manufacturer.

Our primary competitors for rental of our traditional and wireless seismic equipment are Mitcham Industries, Inc. and Seismic Equipment Solutions.

Our primary competitors for our seabed PRM systems are Alcatel-Lucent and Petroleum Geo-Services ASA.  We believe our primary competitors for high-definition borehole seismic data acquisition systems are Avalon Sciences Ltd and Sercel.  A product’s historical performance, field support and engineering capabilities are important factors for receiving orders for our seismic reservoir products.

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

Suppliers

We purchase raw materials from a variety of suppliers located in various countries.  We typically have multiple suppliers for our critical materials.  We purchase all of our thermal film from a single supplier.  Except for the film sold to us by this supplier, we know of no other source for thermal film that performs as well in our imaging equipment.  In addition, certain models of our marine wireless products use a timing device manufactured by a single supplier.  We currently do not possess the ability to manufacture this component and have no other source for this device.  For a discussion of the risks related to our reliance on these suppliers, see “Risk Factors – We Rely on Key Suppliers for Certain Components Used in Our Products.”

We do not currently experience any significant difficulties in obtaining raw materials from our suppliers for the production of our seismic or non-seismic products.

Product Manufacturing and Assembly

Our manufacturing and product assembly operations consist of machining, molding or cabling the necessary component parts, configuring these parts along with components received from various vendors and assembling a final product.  We manufacture seismic equipment to the specifications of our customers.  For example, we can armor cables for use in multiple deep water applications.  We assemble geophone strings and seismic telemetry cables based on a number of customer choices such as length, gauge, tolerance and color of molded parts.  Upon completion of our manufacturing and assembly operations, we test our final products to the functional and, in the case of seismic equipment, environmental extremes of product specifications and inspect the products for quality assurance.  Consistent with industry practice, we normally manufacture and ship our products based on firm customer orders, anticipated customer orders and historical product demand.  As a result of the steep decline in product demand that began in fiscal year 2014 and that was further aggravated by the decline in crude oil prices, we currently hold significant inventories of finished goods.  Our finished goods inventories also include sub-assemblies of extensively manufactured products.

Markets and Customers

Our principal customers for our traditional and wireless seismic products are seismic contractors and, to a lesser extent, major independent and government-owned oil and gas companies that either operate their own seismic crews or specify seismic instrument and equipment preferences to contractors.  For our deep water PRM products, our customers are generally large international oil and gas companies that operate long-term offshore oil and gas producing properties.  Our graphics imaging customers primarily consist of direct users of our equipment as well as specialized resellers that focus on the screen-printing and flexographic printing industries.  Our industrial product customers consist of specialty manufacturers, research institutions and industrial product distributors.   One customer comprised 17.8% of our revenue during fiscal year 2017.  One customer comprised 18.5% of our revenue during fiscal year 2016.  No customer comprised 10% or more of our revenue during fiscal year 2015.  The following table describes our revenue by customer type (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2017	2016	2015
Traditional seismic exploration product revenue	$14,756	$13,298	$30,083
Wireless seismic exploration product revenue	29,690	18,400	25,070
Seismic reservoir product revenue	2,663	2,094	5,412
Industrial product revenue	14,420	16,223	11,965
Imaging product revenue	11,607	11,485	11,793
Corporate	585	560	544
	$73,721	$62,060	$84,867

Intellectual Property

We seek to protect our intellectual property by means of patents, trademarks, trade secrets and other measures.  We hold patents on geophones, micro-geophones, seismic data acquisition, in-line retrieval devices and water meter connectors, and we have pending applications on related technology.  We do not consider any single patent essential to our success.  Our patents are scheduled to expire at various dates through 2035.  At this time we are not able to predict the effect of any patent expiration.  We protect our proprietary rights to our technology through a variety of methods, including confidentiality agreements and proprietary information agreements with suppliers, employees, consultants and others who may have access to proprietary information.

Research and Development

We expect to incur significant future research and development expenditures aimed at the development of additional seismic and non-seismic products.  We have incurred company-sponsored research and development expenses of $13.8 million, $13.9 million and $14.7 million during the fiscal years ended September 30, 2017, 2016 and 2015, respectively.

Employees

As of September 30, 2017, we employed 707 people predominantly on a full-time basis, of which 429 were employed in the United States, 238 in the Russian Federation and the remainder in the United Kingdom, Canada, China and Colombia.  A majority of our employees in the Russian Federation belong to a regional union for machine manufacturers.  Our remaining employees are not unionized.  We have never experienced a work stoppage and consider our relationship with our employees to be satisfactory.

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

Our New Products Require a Substantial Investment by Us in Research and Development Expense and May Not Achieve Market Acceptance

Our outlook and assumptions are based on various macro-economic factors and internal assessments, and actual market conditions could vary materially from those assumed.  In recent years, we have incurred significant expenditures to fund our research and development efforts, and we intend to continue those expenditures in the future.  However, research and development is by its nature speculative, and we cannot assure you that these expenditures will result in the development of new products or services or that any new products and services we have developed recently or may develop in the future will be commercially marketable or profitable to us.  In particular, we have incurred substantial expenditures to develop our land and marine wireless nodal seismic data acquisition systems, as well as other seismic products for PRM applications.  In addition, we try to use some of our capabilities to supply products to new markets.  We cannot assure you that we will realize our expectations regarding acceptance of and revenue generated by our new products and services in existing or new markets.

The Short Term Nature of Our Order Backlog and Delayed or Canceled Customer Orders May Cause Us to Experience Fluctuations in Quarterly Results of Operations

Historically, the rate of new orders for our products has varied substantially from quarter to quarter.  Moreover, we typically operate, and expect to continue operating, on the basis of orders in-hand for our products before we commence substantial manufacturing “runs.”  The short-term nature of our order backlog for most products generally does not allow us to predict with any accuracy demand for our products more than approximately three months in advance.  Thus, our ability to replenish orders and the completion of orders, particularly large orders for deep water PRM projects, can significantly impact our operating results and cash flow for any quarter, and results of operations for any one quarter may not be indicative of results of operations for future quarters.

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

The Limited Market for Our Seismic Products Can Affect Our Revenue in the Seismic Business Segment

In our seismic business segment, we generally market our traditional and wireless products to seismic service contractors.  We estimate that, based on published industry sources, fewer than 50 seismic contracting companies are currently operating in countries other than those operating in the Russian Federation and the former Soviet Union, India, the People’s Republic of China and certain Eastern European countries, where seismic data acquisition activity is difficult to verify.  We estimate that fewer than 20 seismic contractors are engaged in marine seismic exploration.  Due to these market factors, a relatively small number of customers, some of whom are experiencing financial difficulties, account for most of our revenue.  From time to time, these seismic contractors have sought to vertically integrate and acquire our competitors, which has influenced their supplier decisions before and after such transactions.  In addition, consolidation among our customers may further concentrate our business to a limited number of customers and expose us to increased risks related to dependence on a small number of customers.  The loss of a small number of these customers could materially and adversely impact revenue from of our seismic products.  We market our seabed PRM systems products to large oil and gas companies.  Since this product’s introduction in 2002, we have received system orders from three offshore oil and gas operators:  BP, Shell and Statoil, which have accounted for a significant portion of our revenue in fiscal year 2014 and prior fiscal years.  We did not deliver nor have we received orders for any PRM systems since 2014.

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

Our Foreign Subsidiaries and Foreign Marketing Efforts Are Subject to Additional Political, Economic, Legal and Other Uncertainties Not Generally Associated with Domestic Operations

Based on customer billing data, revenue to customers outside the United States accounted for approximately 35% of our revenue during fiscal year 2017; however, we believe the percentage of revenue outside the United States is likely higher since many of our products are first delivered to a domestic location and ultimately shipped to a foreign location.  We again expect revenue outside of the United States to represent a substantial portion of our revenue for fiscal year 2018 and subsequent years.

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

A portion of our manufacturing is conducted through our subsidiary Geospace Technologies Eurasia, which is based in the Russian Federation.  Our business could be directly affected by political and economic conditions in the Russian Federation, including the current geopolitical instability involving the Russian Federation, Ukraine and Syria.  United States sanctions against Russia have been expanded to preclude export of seismic equipment anywhere in the world that involve persons designated under the sanctions and to include projects in which persons subject to the sanctions have a 33% ownership interest.  Together, these changes make it more difficult for us to support projects that have the potential to produce oil involving Russian energy companies.  Furthermore, if an exporter is unable to determine whether its seismic equipment will be used in such projects, the export is prohibited.  In fiscal year 2017, we imported $1.4 million of products from Geospace Technologies Eurasia for resale elsewhere in the world.  If imports of these products from the Russian Federation are restricted by government regulation, we may be forced to find other sources for these products at potentially higher costs.   Boycotts, protests, unfavorable regulations, additional governmental sanctions and other actions in the region could also adversely affect our ability to operate profitably.  Delays in obtaining governmental approvals can affect our ability to timely deliver our products pursuant to contractual obligations, which could result in us being liable to our customers for damages.  The risk of doing business in the Russian Federation and other economically or politically volatile areas could adversely affect our operations and earnings.

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

Our Global Operations Expose Us to Risks Associated with Conducting Business Internationally, Including Failure to Comply with U.S.  Laws Which Apply to International Operations, Such as the Foreign Corrupt Practices Act and U.S. Export Control Laws, as well as the Laws of Other Countries

We have offices in Colombia, Canada, China, the Russian Federation and the United Kingdom, in addition to our offices in the United States.  In addition to the risks noted above that are inherent in conducting business internationally, we are also liable for compliance with international and U.S. laws and regulations that apply to our international operations.  These laws and regulations include data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export control laws, U.S. laws such as the Foreign Corrupt Practices Act and similar laws in other countries which also prohibit certain payments to governmental officials or certain payments or remunerations to customers.  Many of our products are subject to U.S. export law restrictions that limit the destinations and types of customers to which our products may be sold, or require an export license in connection with revenue transactions outside the United States.  Given the high level of complexity of these laws, there is a risk that some provisions may be inadvertently breached, for example through the negligent or the unauthorized intentional behavior of individual employees, our failure to comply with certain formal documentation requirements or otherwise.  Additionally, we may be held liable for actions taken by our local dealers and partners.  Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business.  Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brands, our international expansion efforts, our ability to attract and retain employees, our business and our operating results.

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

Unfavorable Currency Exchange Rate Fluctuations Could Adversely Affect Our Results of Operations

Substantially all of our third-party revenue from the United States is invoiced in U.S. dollars, though from time to time we may invoice revenue transactions in foreign currencies including intercompany sales.  As a result, we may be subject to foreign currency fluctuations on our revenue.  The reporting currency for our financial statements is the U.S. dollar.  However, the assets, liabilities, revenue and costs of our Russian, Canadian and United Kingdom subsidiaries and our Chinese and Colombian branch offices are denominated in currencies other than U.S. dollars.  To prepare our consolidated financial statements, we must translate those assets, liabilities, revenue and expenses into U.S. dollars at then-applicable exchange rates.  Consequently, increases and decreases in the value of the U.S. dollar versus these other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency.  These translations could result in significant changes to our results of operations from period to period.  For the fiscal year ended September 30, 2017, approximately 22.2% of our consolidated revenue related to the operations of our foreign subsidiaries and branches.

We Have a Relatively Small Public Float, and Our Stock Price May be Volatile

At September 30, 2017, we have approximately 13.0 million shares outstanding held by non-affiliates.  This small float results in a relatively limited market for our common stock.  Our daily trading volume for the year ended September 30, 2017 averaged approximately 52,000 shares.  Our small float and daily trading volumes have in the past caused, and may in the future result in, significant volatility in our stock price.

We Rely on Key Suppliers for Certain Components Used in Our Products

We no longer manufacture thermal film and now purchase all of our thermal film from a European manufacturer.  Except for the film sold to us by this manufacturer, we know of no other source for thermal film that performs as well in our imaging equipment.  If the European manufacturer were to discontinue producing thermal film, were to become unwilling to contract with us on competitive terms or were unable to supply thermal film in sufficient quantities to meet our requirements, our ability to compete in the direct thermal imaging marketplace could be impaired, which could adversely affect our financial performance.

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

Our Use of Percentage-of-Completion Method of Accounting Could Result in Volatility in Our Results of Operations

We recognize revenue and profits on certain PRM systems using the percentage-of-completion method of accounting.  Although we currently have no orders in hand that will require us to utilize the percentage-of-completion method of accounting, we anticipate that such contracts will again occur in the future although we can give no assurances in this regard.  This accounting method requires us to estimate contract costs and the profitability of our long-term contracts.  While such estimates may be reasonably reliable when made, these estimates can change as a result of uncertainties associated with these types of contracts.  Accordingly, we review the contract price and cost estimates periodically as our manufacturing efforts progress, and the cumulative impact of any periodic revisions to the contract price or cost estimates will be reflected in the period in which these changes become known, including, to the extent required, the recognition of losses at the time such losses are known and estimable, and such losses could be material.  In addition, change orders can increase (sometimes substantially) the future scope and cost of a job.  Therefore, change order awards (although frequently beneficial in the long-term) can have the short-term effect of reducing the contract’s percentage-of-completion and, thus, the revenue and profits that otherwise would be recognized to date.

We have concluded that certain of our previously issued financial statements should not be relied upon and are restating certain of our previously issued financial statement, which may lead to, among other things, loss of investor confidence, negative impact on our stock price and certain other risks.

As discussed in the Explanatory Note to this Annual Report on Form 10-K and Item 8, “Financial Statements and Supplementary Data”, including Notes 21and 22 of the notes to the Consolidated Financial Statements, on November 16, 2017 our Audit Committee concluded that our audited consolidated financial statements for the fiscal years ended September 30, 2016 and 2015, and the unaudited consolidated financial statements for quarters ended December 31, 2016, March 31, 2017 and June 30, 2017 should no longer be relied upon because of an accounting error. The determination that the applicable financial statements should no longer be relied upon and that certain financial statements would be restated was made following the identification of financial statement misstatements relating to classification of inventories as noncurrent assets. We have determined that a portion of our inventories at September 30, 2016 and 2015 should have been classified as non-current assets, as all inventories were not reasonably expected to be realized in cash, sold or consumed during our next operating cycle, and have corrected this error with restated consolidated balance sheets as of September 30, 2016 and 2015 and as of December 31, 2016, March 31, 2017 and June 30, 2017 in this Annual Report on Form 10-K.  Although the restatement does not affect previously reported total assets, total liabilities, revenues, net loss, loss per share, or cash flows, the restatement makes us subject to additional risks and uncertainties, including unanticipated costs for accounting and legal fees.  Such events may also cause a diversion of our management’s time and attention away from key projects. The restatement, or additional restatements in the future, may lead to a loss of investor confidence and declines in the trading price of our securities.

We have identified a material weakness in our internal control over financial reporting, and this or other material weaknesses, or inadequate remediation measures, could impair our ability to report accurate financial information in a timely manner, which could adversely affect our business and results of operations.

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).  As disclosed in Item 9A. “Controls and Procedures”, our management identified a material weakness relating to the error in our classification of current assets with respect to inventories. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of September 30, 2016 and September 30, 2017, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).  If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and may not be available in a timely manner and we could be required to restate our financial statements which could lead to substantial additional costs for accounting and legal fees.

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

As of September 30, 2017, our operations included the following locations:

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

Item 3. Legal Proceedings

We are involved in various pending legal actions in the ordinary course of our business.  Management is unable to predict the ultimate outcome of these actions, because of the inherent uncertainty of litigation.  However, management believes that the most probable, ultimate resolution of currently pending matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

The graph assumes $100 invested on September 30, 2012 (a) in the Company’s common stock, (b) in the stocks comprising the Russell 2000 index on that day and (c) in the stocks comprising the Standard & Poor’s Oil & Gas Equipment and Services index on that day.  Reinvestment of all dividends on stocks comprising the two indices is assumed.  The foregoing graphs are based on historical data and are not necessarily indicative of future performance.  These graphs shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulations 14A or 14C under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or to the liabilities of Section 18 of the Exchange Act.

Holders of Record

Our common stock is traded on The NASDAQ Global Market under the symbol “GEOS”.  On November 15, 2017, there were approximately 123 holders of record of our common stock, and the closing price per share on such date was $15.08 as quoted by The NASDAQ Global Market.

Market Information for Common Stock

The following table shows the high and low per share sales prices for our common stock reported on The NASDAQ Global Market.

Year Ended September 30, 2017:	Low	High
Fourth Quarter	$13.08	$17.99
Third Quarter	13.59	17.04
Second Quarter	13.80	24.37
First Quarter	16.77	23.20

Year Ended September 30, 2016:
Fourth Quarter	$14.51	$19.96
Third Quarter	11.82	19.92
Second Quarter	7.62	14.69
First Quarter	10.16	18.91

Dividends

Since our initial public offering in 1997, we have not paid dividends, and we do not intend to pay cash dividends on our common stock in the foreseeable future.  We presently intend to retain our earnings for use in our business, with any future decision to pay cash dividends dependent upon our growth, profitability, financial condition and other factors our Board of Directors may deem relevant.  Our existing credit agreement also has covenants that restrict our ability to pay dividends.  For a discussion of our credit agreement, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” contained in this Annual Report on Form 10-K.

Securities Authorized for Issuance under Equity Compensation Plans

The following equity plan information is provided as of September 30, 2017:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
	(In shares)	(In dollars per share)	(In shares)
Equity Compensation Plans Approved by Security Holders (1)	201,800	$17.47	923,175
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	201,800	$17.47	923,175

(1)

The number of securities shown in column (c) represents number of securities remaining available for issuance under the Company’s 2014 Long Term Incentive Plan (the “2014 Plan”), which was approved by the Board and shareholders in February 2014.  The 2014 Plan allows for the issuance of restricted stock awards, performance stock awards, performance stock unit awards, restricted stock unit awards (the foregoing, “Full Value Awards”), stock options and stock appreciation rights.  For purposes of calculating the number of securities remaining under the 2014 Plan in column (c), Full Value Awards are counted as 1.5 shares for each share awarded.  The number of securities shown in column (a) of the table above represents the 120,600 stock options outstanding under the 2014 Plan (including 51,300 nonqualified stock options granted under the 2014 Plan in the fiscal year ended September 30, 2017) and 81,200 stock options outstanding under the 1997 Key Employee Stock Option Plan.

Recent Sales of Unregistered Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

The following table sets forth certain selected historical financial data on a consolidated basis.  We have derived the selected consolidated financial information as of September 30, 2017, 2016 and 2015 and for fiscal years 2017, 2016 and 2015 from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.  We have derived the selected consolidated financial information as of September 30, 2014 and 2013 and for fiscal years 2014 and 2013 from audited consolidated information not included herein.  The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.

	YEAR ENDED SEPTEMBER 30,
	2017	2016	2015	2014	2013
	(in thousands, except share and per share amounts)
Statement of Operations Data:
Revenue	$73,721	$62,060	$84,867	$236,912	$300,607
Cost of revenue	94,404	81,423	96,067	140,453	160,846
Gross profit (loss)	(20,683)	(19,363)	(11,200)	96,459	139,761
Operating expenses:
Selling, general and administrative	20,238	21,533	22,671	25,291	23,383
Research and development	13,782	13,851	14,694	16,536	14,694
Goodwill impairment	—	—	1,843	—	—
Bad debt expense (recovery)	(380)	763	2,147	833	457
Total operating expenses	33,640	36,147	41,355	42,660	38,534
Income (loss) from operations	(54,323)	(55,510)	(52,555)	53,799	101,227
Other income (expense), net	215	177	2,721	(256)	(134)
Income (loss) before income taxes	(54,108)	(55,333)	(49,834)	53,543	101,093
Income tax expense (benefit)	2,683	(9,363)	(17,193)	16,632	31,536
Net income (loss)	$(56,791)	$(45,970)	$(32,641)	$36,911	$69,557
Net income (loss) per share:
Basic	$(4.32)	$(3.52)	$(2.51)	$2.82	$5.40
Diluted	$(4.32)	$(3.52)	$(2.51)	$2.81	$5.38
Weighted average shares outstanding:
Basic	13,134,071	13,044,875	12,996,958	12,950,958	12,886,372
Diluted	13,134,071	13,044,875	12,996,958	12,997,009	12,938,661
Other Financial Data:
Depreciation and amortization expenses	$17,766	$19,914	$19,547	$17,774	$12,229
Impairment of long-lived assets	5,331	1,814	—	—	—
Inventory obsolescence expense	21,472	11,212	3,887	2,617	187
Stock-based compensation expense	5,732	5,220	4,539	4,119	544
Capital expenditures	1,632	2,369	6,162	33,511	41,659

	AS OF SEPTEMBER 30,
	2017	2016	2015	2014	2013
	(in thousands)
Balance Sheet Data:
Total assets	$205,696	$254,772	$303,592	$354,986	$327,225
Long-term debt	—	—	—	—	931
Stockholder’s equity	195,154	244,467	289,624	329,258	289,058

We did not declare or pay any cash dividends during any of the periods noted in the above tables.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the major elements of our consolidated financial statements.  You should read this discussion and analysis together with our consolidated financial statements, including the accompanying notes, and other detailed information appearing elsewhere in this Annual Report on Form 10-K, including under the heading “Risk Factors.”  The discussion of our financial condition and results of operations includes various forward-looking statements about our markets, the demand for our products and services and our future plans and results.  These statements are based on assumptions that we consider to be reasonable, but that could prove to be incorrect.  For more information regarding our assumptions, you should refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements and Assumptions” below.

Cautionary Note Regarding Forward-Looking Statements and Assumptions

This Annual Report on Form 10-K and the documents incorporated by reference herein, if any, contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “intend”, “expect”, “plan”, “budget”, “forecast”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue”, “evaluating” or similar words.  Statements that contain these words should be read carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other forward-looking information.  Examples of forward-looking statements include, among others, statements that we make regarding our expected operating results, the adoption and sale of our products in various geographic regions, anticipated levels of capital expenditures and the sources of funding therefore, and our strategy for growth, product development, market position, financial results and the provision of accounting reserves.  These forward-looking statements reflect our current judgment about future events and trends based on the information currently available to us.  However, there will likely be events in the future that we are not able to predict or control.  The factors listed under the caption “Risk Factors”, as well as cautionary language in this Annual Report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.  Such examples include, but are not limited to, decreases in commodity price levels, which could reduce demand for our products, the failure of our products to achieve market acceptance, despite substantial investment by us, our sensitivity to short term backlog, delayed or cancelled customer orders, product obsolescence resulting from poor industry conditions or new technologies, bad debt write-offs associated with customer accounts, and any negative impact from our restatement of our financial statements regarding current assets.  The occurrence of the events described in these risk factors and elsewhere in this Annual Report on Form 10-K could have a material adverse effect on our business, results of operations and financial position, and actual events and results of operations may vary materially from our current expectations.  We assume no obligation to revise or update any forward-looking statement, whether written or oral, that we may make from time to time, whether as a result of new information, future developments or otherwise.

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

We report and evaluate financial information for two segments: Seismic and Non-Seismic.  Summary financial data by business segment follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2017	2016	2015
Seismic
Traditional exploration product revenue	$14,756	$13,298	$30,083
Wireless exploration product revenue	29,690	18,400	25,070
Reservoir product revenue	2,663	2,094	5,412
Total revenue	47,109	33,792	60,565
Operating loss	(46,902)	(47,690)	(42,732)
Non-Seismic
Industrial product revenue	14,420	16,223	11,965
Imaging product revenue	11,607	11,485	11,793
Total revenue	26,027	27,708	23,758
Operating income	4,153	4,093	3,031
Corporate
Revenue	585	560	544
Operating loss	(11,574)	(11,913)	(12,854)
Consolidated Totals
Revenue	73,721	62,060	84,867
Operating loss	(54,323)	(55,510)	(52,555)

Overview

Early in calendar year 2014, we began to experience a softening in the demand for our seismic exploration products, particularly in North America, as capital budgets for oil and gas producers were trending away from exploration-focused activities toward production and exploitation activities.  During this period oil production in North America’s unconventional shale reservoirs increased, as did oil production from other non-OPEC countries, resulting in an oversupply of crude oil in the world market.  Market prices for a barrel of crude oil declined from over $100 in July 2014 to approximately $27 in January 2016, and have recovered somewhat to approximately $57 today.  With this decline in oil and natural gas prices, oil and gas exploration and production companies experienced a significant reduction in cash flows, which resulted in sharp reductions in their capital spending budgets for oil and gas exploration-focused activities, including seismic activities.  We expect revenue from our seismic products, and in particular our traditional and wireless products, to remain low until crude oil prices stabilize at higher levels and exploration-focused industry conditions improve.  We expect these challenging industry conditions to continue to negatively impact the demand for our seismic products throughout fiscal year 2018.

In September 2017, we were notified by a previous PRM system customer that it is in the process of requesting quotes for two new PRM systems which must utilize fiber optic sensor technology.  Since our PRM designs utilize electrical sensor technology, we will not be participating with a quotation for the design and manufacture of these PRM systems.  We believe that our PRM system designs, which utilize electrical sensor technology, provide the best long-term functionality and performance of any PRM system, and we continue to aggressively market our PRM systems to major oil and gas companies.  However, the occurrence of this notice, combined with the absence of any new PRM orders of any technology type since November 2012, have caused us to provide additional obsolescence reserves for a substantial portion of our PRM inventories, and we concluded a triggering event occurred and performed an impairment assessment on certain heavy equipment used for the manufacturing of PRM systems, which resulted in an impairment.  Specific to our PRM inventories and manufacturing equipment, we recorded obsolescence reserves of $5.1 million and impairment expense of $5.3 million, respectively, in the fourth quarter of our fiscal year ended September 30, 2017.

Fiscal Year 2017 Compared to Fiscal Year 2016

Consolidated revenue for fiscal year 2017 increased $11.7 million, or 18.8% from fiscal year 2016.  The increase in revenue for fiscal year 2017 was primarily due to an increase in revenue from our seismic business segment, driven by an increase in demand for our wireless exploration products, including the sale of 45,000 GSX channels in our fourth quarter.

Consolidated gross profit (loss) for fiscal year 2017 was a loss of ($20.1) million, compared to a loss of ($19.4) million for fiscal year 2016.  The decline in gross profit (loss) for fiscal year 2017 was primarily due to a $10.3 million increase in inventory obsolescence expenses and a $5.3 million increase in equipment impairment charges.  The decline was partially offset by an increase in wireless exploration product sales and, to a lesser extent, a decrease in manufacturing costs resulting from the Company’s workforce reduction in the second fiscal quarter of 2016.  Until seismic product demand increases to historical norms, we expect our consolidated gross margins to remain low.

In light of current market conditions, our seismic product inventories at September 30, 2017 far exceed levels considered appropriate for the current level of product demand.  We are aggressively working to continue reducing these legacy inventory balances throughout fiscal year 2018 and beyond; however, we also expect to add new inventories for recent product developments.  During periods of excessive inventory levels, our policy has been, and will continue to be, to record higher obsolescence expense in our consolidated income statement as we experience reduced levels of inventory turnover and as our inventories continue to age.  If current market conditions continue, we expect to record additional inventory obsolescence expense in fiscal year 2018 and beyond until seismic product demand and resulting seismic inventory turnover levels return to acceptable levels.

Consolidated operating expenses for fiscal year 2017 were $33.6 million, a decrease of $2.5 million, or 6.9%, from fiscal year 2016.  This decrease was primarily attributable to the Company’s cost reduction program implemented during the second fiscal quarter of 2016 and, to a lesser extent, a decrease in bad debt expense.

Consolidated other income for fiscal year 2017 was flat from fiscal year 2016.  An increase in interest income from our short-term investments and notes receivable was offset by an increase in foreign exchange losses attributable to U.S. dollar deposits held by our Russian subsidiary.

Consolidated income tax expense (benefit) for fiscal year 2017 was $2.7 million compared to ($9.4) million for the corresponding period of the prior fiscal year.  Our effective tax rates for fiscal year 2017 and 2016 were 5.0% and (16.9)%, respectively.  The United States statutory tax rate for the same periods was 35%.  Compared to the United States statutory rate, the lower effective tax rates for fiscal year 2017 resulted from our inability to recognize any tax benefits for the tax losses we incurred in the U.S. and Canada due to the uncertainty surrounding our ability to utilize these losses in the future to offset taxable income.  In addition, for fiscal year 2017, we recorded tax expenses for (i) U.S. income taxes paid in prior years resulting from the sale of rental equipment to our foreign subsidiaries and (ii) the recognition of a valuation allowance against foreign taxes withheld from rental revenues invoiced into foreign taxing jurisdiction.  For fiscal year 2016, the lower effective tax rate resulted primarily from our inability to recognize tax benefits for the tax losses we incurred in the U.S. and Canada due to the uncertainty of their utilization; however, we were able to recognize an income tax benefit of $13.1 million related to our ability to carryback certain U.S. tax losses to obtain a refund of taxes paid in previous years.

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

Segment Results of Operations

Seismic Products

Fiscal Year 2017 Compared to Fiscal Year 2016

Revenue

Revenue from our seismic products for the fiscal year ended September 30, 2017 increased $13.3 million, or 39.4%, from the prior fiscal year.  The components of this increase include the following:

•

Traditional Exploration Product Revenue – Revenue from our traditional products increased $1.5 million, or 11.0% from the prior fiscal year.  The increase primarily reflects higher demand for our geophone products, primarily in connection with the sale from our rental fleet of a GSX wireless system in our fourth quarter.

•

Wireless Exploration Product Revenue – Revenue from our wireless exploration products increased by $11.3 million, or 61.4%, from the prior fiscal year.  The increase was primarily due to higher demand for the sale of our OBX and GSX products and included the fourth quarter sale of 45,000 GSX channels from our rental fleet.  This increase in revenue was partially offset by a decrease in OBX rental revenue.

•

Reservoir Product Revenue – Revenue from our reservoir products increased $0.6 million, or 27.2%, from the prior fiscal year.  The increase was primarily due to higher demand for our borehole products and reservoir monitoring services.   We have not delivered nor did we receive orders for any PRM systems during fiscal year 2016 or 2017.

Operating Loss

Our operating loss associated with revenue from our seismic products for the fiscal year ended September 30, 2017 decreased $0.8 million, or 1.7%, from the prior year.  The decrease in operating loss for fiscal year 2017 was primarily due to (i) increased wireless exploration product sales and (ii) lower manufacturing and operating costs due to workforce reductions initiated in the second fiscal quarter of 2016.  This decrease was partially offset by an increase of $10.3 million in inventory obsolescence expense and $5.3 million in impairment charges on PRM manufacturing equipment.

Fiscal Year 2016 Compared to Fiscal Year 2015

Revenue

Revenue from our seismic products for the fiscal year ended September 30, 2016 decreased $26.8 million, or 44.2%, from the prior fiscal year.  In each of the product groups discussed below, the decline in revenue resulted from lower demand for our seismic products due to a weakening of industry conditions brought about by the substantial decline in oil and gas prices which began in 2014.  The components of this decrease include the following:

•

Traditional Exploration Product Revenue – Revenue from our traditional products decreased $16.8 million, or 55.8% from the prior fiscal year.  While revenue from all product lines declined, the decrease primarily reflects lower demand for our land sensor and marine streamer products due to lower seismic crew activities.

•

Wireless Exploration Product Revenue – Revenue from our GSX and OBX wireless products decreased by $6.7 million, or 26.6%, from the prior fiscal year.  Revenue for the prior year includes $3.0 million resulting from the revenue recognition of a non-refundable deposit on a cancelled purchase order.  In addition, the reduction in revenue for fiscal year 2016 reflects weak demand for product sales due to reduced seismic exploration projects and an abundance of unutilized customer-owned equipment in the marketplace.  However, rental revenue increased due to an OBX rental contract which began in February 2016 finished in our second quarter ending March 31, 2017 (the “OBX Contract”).  Rental revenue from the OBX Contract was $11.3 million for fiscal year 2016.

•

Reservoir Product Revenue – Revenue from our reservoir products decreased $3.3 million, or 61.3%, from the prior fiscal year.  The revenue decrease resulted from lower borehole product sales and repairs. We have not delivered nor did we receive orders for any PRM systems during fiscal year 2015 or 2016.

Operating Loss

Our operating loss from our seismic products for fiscal year 2016 increased $5.0 million, or 11.6%, from fiscal year 2015.  The increase in operating loss for fiscal year 2016 was due to the substantial decline in our product revenue, unutilized factory costs due to low productivity, inventory obsolescence expense and impairment of rental assets.

Non-Seismic Products

Fiscal Year 2017 Compared to Fiscal Year 2016

Revenue

Revenue from our non-seismic products for the year ended September 30, 2017 decreased $1.7 million, or 6.1%, from fiscal year 2016.   The components of this decrease included the following:

•

Industrial Product Revenue – Revenue from our industrial products decreased $1.8 million, or 11.1% from the corresponding period of the prior fiscal year.  The decrease was primarily attributable to lower demand for our water meter products.

•

Imaging Product Revenue – Revenue from our imaging products increased $0.1 million, or 1.1%, from the corresponding period of the prior fiscal year.  We consider this small change in annual revenue to be normal and not indicative of any particular trend in product demand.

Operating Income

Our operating income associated with sales of our non-seismic products for the year ended September 30, 2017 increased by $0.1 million, or 1.4% from fiscal year 2016.  The increase in operating income was primarily driven by price increases and manufacturing efficiencies.

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

Liquidity and Capital Resources

Fiscal Year 2017

At September 30, 2017, we had approximately $15.1 million in cash and cash equivalents and $36.1 million in short-term investments.  For the fiscal year ended September 30, 2017, we generated $10.1 million of cash in operating activities primarily due to income tax refund as discussed below.  Our net loss of $56.8 million was offset by (i) net non-cash charges of $50.0 million from deferred income taxes, depreciation, accretion, inventory obsolescence, asset impairments, stock-based compensation and bad debts, (ii) income tax refunds totaling $13.0 million, (iii) a $7.7 million decrease in trade accounts and notes receivable resulting from collections, (iv) a $3.0 million decrease in inventories caused by a drawdown of our excess levels of finished goods and (v) a $2.2 million decrease in prepaid income taxes related to the depreciation of intercompany profits by our foreign subsidiary.  These sources of cash were partially offset by (i) the removal of a $9.1 million gross profit from the sale of used rental equipment since such gross profit is reflected in the proceeds from the sale of used rental equipment under investing activities and (ii) $1.3 million decrease in accrued and other expenses primarily due to lower property taxes.

For the fiscal year ended September 30, 2017, we used cash of $5.5 million from investing activities.  These uses of cash included (i) net disbursements of $8.7 million for the purchase of short-term investments, (ii) an investment of $1.2 million in property, plant and equipment and (iii) $0.5 million to expand our equipment rental fleet.  These uses of cash were partially offset by $4.9 million in proceeds from the sale of used rental equipment.  Regarding future investments into our rental fleet, we expect fiscal year 2018 cash investments into our rental fleet to be approximately $6 million and non-cash transfers from our inventory account of approximately $15 million pending demand for OBX and GSX systems.  We estimate fiscal year 2018 cash investments in property, plant and equipment will be approximately $3 million.  Our capital expenditures are expected to be funded from our cash on hand, internal cash flow or, if necessary, from borrowings under our credit agreement.

For the fiscal year ended September 30, 2017, we generated cash proceeds of $0.1 million from financing activities from the exercise of stock options by our employees.  We had no long-term debt outstanding throughout the fiscal year ended September 30, 2017.

With the decline in oil and natural gas prices which have occurred since July 2014, exploration and production companies have experienced a significant reduction in cash flows resulting in sharp reductions in their capital spending budgets for exploration-focused activities, including seismic activities.  As a result, our seismic business segment has experienced a significant decline in product orders and associated revenue, resulting in substantial operating losses and the continued depletion of our cash balances.  Due to the uncertainty concerning a recovery of crude oil prices to levels capable of sustaining increased seismic exploration activities, we expect these depressed seismic market conditions to continue through fiscal year 2018.

Our available cash, cash equivalents and short-term investments totaled $51.2 million at September 30, 2017, including $7.6 million of cash and cash equivalents held by our foreign subsidiaries and branch offices.  We intend to permanently reinvest the undistributed earnings of our foreign subsidiaries.  If we were to repatriate the cash held by our foreign subsidiaries, we would be required to accrue and pay taxes on any amounts repatriated.

Our credit agreement allows for borrowings of up to $30.0 million with such amounts available for borrowing determined by a borrowing base.  At September 30, 2017, we had no outstanding borrowings under the credit agreement and, after consideration of $0.3 million of outstanding letters of credit, our borrowing availability under the credit facility was $23.8 million.  At September 30, 2017, we were in compliance with all covenants under the credit agreement.  In October 2017, we extended the maturity of the credit agreement from May 2018 to April 2019.  We currently do not anticipate the need to borrow under the credit agreement; however, we can make no assurance that we will not do so.

In March 2017, we received a $12.8 million income tax refund from the U.S. Department of Treasury.  The refund was a result of the significant tax losses we experienced in fiscal year 2016 which we elected to carryback to our fiscal year 2014 U.S. tax return to recoup taxes previously paid.  In addition, we expect to receive an additional $0.3 million income tax refund from the U.S. Department of Treasury in our first fiscal quarter of 2018.  For U.S. income tax purposes, we are now in a loss carryforward position in regards to our tax losses for fiscal year 2017 and beyond.  As a result, we will not receive any additional U.S. federal income tax refunds in future years as a result of our current tax losses.  The tax refunds we received in fiscal years 2016 and 2017 have been significant contributors to our overall liquidity.  In the absence of future profitable results of operations, we may need to rely on other sources of liquidity to fund our future operating results, including liquidating short-term investments, executed rental contracts, available borrowings under our credit agreement through its expiration in April 2019, leveraging or sale of real estate assets, sales of rental assets and other liquidity sources which may be available to us.  However, currently we believe that our cash and short-term investment balances will be sufficient to finance our operating losses and planned capital expenditures through December 2018.

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

For the fiscal year ended September 30, 2016, we had no cash flows from financing activities.  We had no long-term debt outstanding at September 30, 2016.

Fiscal Year 2015

At September 30, 2015, we had approximately $22.3 million in cash and cash equivalents and $18.1 million in short-term investments.  For the fiscal year ended September 30, 2015, we used $11.4 million of cash from operating activities.  These uses of cash included (i) our net loss of $32.6 million, (ii) a $6.0 million decrease in accrued expenses and other current liabilities primarily due to the payment of fiscal year 2014 incentive compensation, (iii) a $14.8 million increase in income tax receivable resulting from our pretax loss and our intent to claim a tax refund of $17.4 million in our second quarter ending March 2016 for taxes paid in prior years, and (iv) a $3.6 million decrease in deferred revenue primarily due to the revenue recognition of a $3.0 million non-refundable customer deposit.  These uses of cash were partially offset by (i) net non-cash charges of $31.2 million from deferred income taxes, depreciation, goodwill impairment, accretion, stock-based compensation, inventory obsolescence and bad debts, (ii) a $7.1 million decrease in trade accounts and financing receivables resulting from collections and a decline in revenue, (iii) a $9.7 million decrease in inventories caused by reduced product demand and a drawdown of our excess inventories, and (iv) a $1.0 million decrease in prepaid and other current assets.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  We consider many factors in selecting appropriate operational and financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements.  We continually evaluate our estimates, including those related to revenue recognition, bad debt reserves, inventory obsolescence reserves, self-insurance reserves for medical expenses, product warranty reserves, stock-based compensation and deferred income tax assets.  We base our estimates on historical experience and various other factors, including the impact from the current economic conditions that we believe to be reasonable under the circumstances.  Actual results may differ from these estimates under different conditions or assumptions.

Our normal credit terms for trade receivables are 30 days.  In certain situations, credit terms for trade receivables may be extended to 60 days or longer and such receivables generally do not require collateral.  Additionally, we provide long-term financing in the form of promissory notes and sales-type leases when competitive conditions require such financing and, in such cases, we may require collateral.  We perform ongoing credit evaluations of our accounts and financing receivables, and allowances are recognized for potential credit losses.

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

Management makes judgments regarding the interpretation of tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability.  In addition, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions as well as by the Internal Revenue Service.  In management’s opinion, adequate provisions for income taxes have been made for all open tax years.  The potential outcomes of examinations are regularly assessed in determining the adequacy of the provision for income taxes and income tax liabilities.  Management believes that adequate provisions have been made for reasonable and foreseeable outcomes related to uncertain tax matters.

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

The value of our inventories not expected to be realized in cash, sold or consumed during our next operating cycle are classified as non-current assets.

We primarily derive our revenue from product sales and product rentals under short-term operating leases and sales type leases.  Our products are produced in a standard manufacturing operation.  We recognize revenue from product sales when (i) title passes to the customer, (ii) the customer assumes risks and rewards of ownership, (iii) the product sales price has been determined, (iv) collectability of the sales price is reasonably assured and (v) product delivery occurs as directed by our customer.  We recognize rental revenue as earned over the rental period.  Rentals of our equipment generally range from daily rentals to rental periods of up to six months or longer.  Service revenue is recognized when services are rendered and are generally priced on a per day rate.  Except for certain of our PRM products, our products are generally sold without any customer acceptance provisions and our standard terms of sale do not allow customers to return products for credit.

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

Management’s Current Outlook and Assumptions

Crude oil prices for West Texas Intermediate continued their volatility during fiscal year 2017, ranging from a high of $54 per barrel and a low of $43 per barrel.  The instability in price coupled with oversupply in the world market continues to negatively impact the cash flows and spending patterns of oil and gas companies.  Significantly reduced capital spending budgets targeted at oil and gas exploration projects, including both land and marine seismic projects, have contributed to the decline in our seismic business segment revenue and gross profit since fiscal year 2014.  Although WTI crude oil prices have rebounded recently to $57 per barrel today, we believe pricing volatility will continue in the near term and serve to mute any significant rebound in seismic exploration spending during fiscal year 2018.  As a result, we do not expect fiscal year 2018 customer demand for most of our seismic products will exceed fiscal year 2017 levels.  As a result of reduced seismic exploration activities, many of our seismic customers are currently utilizing only a fraction of their owned seismic equipment.  In most cases, this unutilized equipment is generally available for immediate deployment if future demand for seismic services were to increase.  The availability of excess customer-owned seismic equipment combined with substantially reduced capital budgets and cash flows has curtailed our customer’s need to purchase or rent seismic equipment from providers like us.  As a result, we expect large-ticket sales of our GSX and OBX wireless data acquisition systems, as well as sales of our other land and marine seismic products, are likely to remain at depressed levels through fiscal year 2018.

Our rental revenue is primarily derived from short-term leases of our GSX and OBX wireless products and, to a lesser extent, from our traditional and reservoir products.  Rental revenue for our OBX wireless products decreased in fiscal year 2017, primarily due to the expiration of the OBX Contract.  However, demand for rentals of our GSX land-based wireless equipment increased in fiscal year 2017.  We believe our GSX and OBX rental revenue could increase in fiscal year 2018, although we can offer no assurances of such an increase due to the lack of executed firm rental contracts.

Many of our traditional seismic products are characterized as low margin commodity or consumable products with intense international competition.  We believe the level of industry demand for these products is generally a good barometer of seismic crew activities since these product are consumed, damaged or lost while being utilized in seismic field operations.  As a result of current industry conditions, revenue from these products has dropped significantly since fiscal year 2014, and we do not expect revenue levels from these lower margin products to grow during fiscal year 2018.  As we focus our future product development and production activities targeted at higher margin specialty products and new technologies, especially our wireless and reservoir products, we expect future sales of these lower margin traditional seismic products to decline.

We have not received any orders for large-scale seabed PRM systems since November 2012 and we currently do not have any indication that such an order will be received in fiscal year 2018, although we do believe opportunities for PRM orders do exist in today’s market.  If a large-scale order were received in fiscal year 2018, it could significantly impact our fiscal year 2018 revenue and profits.  However, if no such order is received, we expect revenue and profits from our reservoir products to remain at fiscal year 2017 levels.

We expect fiscal year 2018 revenue from our non-seismic products to increase over fiscal year 2017 levels.  We expect our industrial products to contribute the majority of this increase as a result of expanded market acceptance and new product innovations.

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

Foreign Currency and Operations Risk

One of our wholly-owned subsidiaries, Geospace Technologies Eurasia, is located in the Russian Federation.  In addition, we operate a branch office, Geospace Technologies Sucursal Sudamericana, in Colombia.  Our financial results for these entities may be affected by factors such as volatile changes in foreign currency exchange rates, weak economic conditions or changes in the political climate.  Our consolidated balance sheet at September 30, 2017 reflected approximately $6.2 million and $0.2 million of foreign currency denominated net working capital related to our Russian and Colombian operations, respectively.  Both of these entities receive a portion of their revenue and pay a majority of their expenses primarily in their local currency.  To the extent that transactions of these entities are settled in their local currency, a devaluation of these currencies versus the U.S. dollar could reduce any contribution from these entities to our consolidated results of operations and total comprehensive income as reported in U.S. dollars.  We do not hedge the market risk with respect to our operations in these countries; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of such currencies versus U.S. dollars to the extent such disruptions result in any reduced valuation of these foreign entities’ net working capital or future contributions to our consolidated results of operations.  At September 30, 2017, the foreign exchange rate for $1.00 (one U.S. dollar) was equal to 57.73 Russian Rubles and 2,937 Colombian Pesos, respectively.  If the value of the U.S. dollar were to increase by ten percent against these foreign currencies, our working capital in the Russian Federation and in Colombia could decline by $0.6 million and $25,000, respectively.

Foreign Currency Intercompany Accounts and Notes Receivable

From time to time, we provide access to capital to our foreign subsidiaries through U.S. dollar denominated interest bearing promissory notes.  Such funds are generally used by our foreign subsidiaries to purchase capital assets and for general working capital needs.  In addition, we sell products to our foreign subsidiaries on trade credit terms in both U.S. dollars and in the subsidiary’s local currency.  At September 30, 2017, we had outstanding Canadian-dollar denominated intercompany accounts receivable of CAN $26.1 million due from our Canadian subsidiary.  We previously considered CAN $24.2 million of this intercompany accounts receivable to be of a long-term nature whereby settlement was not planned or anticipated in the foreseeable future, therefore resulting foreign exchange gains and losses were to be reported in the consolidated balance sheets as a component of other comprehensive income in accordance with ASC 830 “Foreign Currency Matters”.   At September 30, 2017, we reassessed the long-term portion of the intercompany accounts receivable balance since our Canadian subsidiary recently executed a USD $7.3 million sale of a significant portion of its rental equipment.  This transaction was not anticipated, and the resulting cash flows from this equipment sale are expected to result in a substantial decrease in the intercompany accounts receivable owed by the Canadian subsidiary.  These cash flows combined with increased demand for certain wireless equipment manufactured by us increase the likelihood that the intercompany account receivable balance will be deemed of a short-term nature.  At September 30, 2017, we considered the entire CAN$24.2 million intercompany accounts receivable to be of a short-term nature.  In periods subsequent to September 30, 2017, the appreciation or devaluation of the Canadian dollar against the U.S. dollar will result in a gain or loss, respectively, to our consolidated statement of operations.   At September 30, 2017, the foreign exchange rate for USD $1.00 was equal to approximately CAN $1.25.  In September 2017, we entered into a CAN $9.0 million hedge agreement with a United States bank to hedge a portion of our Canadian dollar foreign exchange rate exposure, resulting in an under-hedged position of approximately CAN $17.1 million.  In October 2017, we entered into an additional CAN $11.0 million hedge agreement to further reduce this exposure.  Both hedge agreements expire December 29, 2017.  At September 30, 2017 if the U.S. dollar exchange rate were to strengthen by ten percent against the Canadian dollar, we would recognize a foreign exchange loss of USD $1.4 million in our consolidated financial statements.

Floating Interest Rate Risk

Our credit agreement contains a floating interest rate which subjects us to the risk of increased interest costs associated with any upward movements in bank market interest rates.  Under our credit agreement our borrowing interest rate is the Wall Street Journal prime rate, which was 4.25% at September 30, 2017.  As of September 30, 2017, there were no borrowings outstanding under our credit agreement.

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

In connection with the preparation of this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our management, including the CEO and CFO, as of September 30, 2017 of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were not effective at September 30, 2017 due to the material weakness described in “Management’s Report on Internal Control Over Financial Reporting” as of September 30, 2017.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2017.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework (2013). Based on this assessment, our management concluded that due to a material weakness in our internal control over financial reporting as described below, our internal control over financial reporting was not effective as of September 30, 2017.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As of September 30, 2017, we did not maintain effective controls concerning our classification of current assets with respect to inventories.  We have determined that a portion of our inventories should have been classified as noncurrent assets, as all inventories were not reasonably expected to be realized in cash, sold or consumed during our next operating cycle.

This error was subsequently identified and corrected, and resulted in a restatement of the consolidated balance sheets as of September 30, 2016 and 2015 and as of December 31, 2016, March 31, 2017 and June 30, 2017, which are included in this Annual Report on Form 10-K.  The error had no impact upon previously reported total assets, total liabilities, revenues, net loss, loss per share, or cash flows.

Because of this material weakness, management concluded that we did not maintain effective internal control over financial reporting as of September 30, 2015, 2016 and 2017, based on criteria described in Internal Control – Integrated Framework (2013) issued by COSO.

To remediate the material weakness described above, we are designing and implementing a quarterly control to determine the value of our inventories expected to be realized in cash, sold or consumed during the next operating cycle.  This control, which will encompass a review by senior management, will utilize a combination of forecasts and historical trends to determine our future expected inventory utilization.  We believe that this measure will remediate the material weakness identified and strengthen the Company's internal control over financial reporting.

BDO USA, LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the Company's internal control over financial reporting as of September 30, 2017 and 2016, based on their audits.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  As discussed above during the first quarter of fiscal year 2018, we are designing and implementing a new control to remediate the material weakness described above.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is contained in our definitive Proxy Statement to be distributed within 120 days of September 30, 2017 in connection with our 2018 Annual Meeting of Stockholders under the captions “Election of Directors,” “Executive Officers and Compensation,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item is contained in our definitive Proxy Statement to be distributed within 120 days of September 30, 2017 in connection with our 2018 Annual Meeting of Stockholders under the caption “Executive Officers and Compensation” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is contained in our definitive Proxy Statement to be distributed within 120 days of September 30, 2017 in connection with our 2018 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference, and in Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” contained in Part II hereof.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item is contained in our definitive Proxy Statement to be distributed within 120 days of September 30, 2017 in connection with our 2018 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item is contained in our definitive Proxy Statement to be distributed within 120 days of September 30, 2017 in connection with our 2018 Annual Meeting of Stockholders under the caption “Independent Public Accountants” and is incorporated herein by reference.

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

3.2	Amended and Restated Bylaws of Geospace Technologies Corporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed September 22, 2017).

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

10.3

Employment Agreement effective as of January 1, 2012, by and between OYO Geospace Corporation and Robbin B.  Adams (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed December 9, 2011).*

10.4

Employment Agreement effective as of January 1, 2012, by and between OYO Geospace Corporation and Thomas T.  McEntire (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed December 9, 2011).*

10.5

OYO Geospace Corporation 1997 Key Employee Stock Option Plan (incorporated by reference to Amendment No.  1 to the Registrant’s Registration Statement on Form S-1 filed November 5, 1997 (Registration No.  333-36727)).*

10.6

Amendment No.  1 to OYO Geospace Corporation 1997 Key Employee Stock Option Plan, dated February 2, 1998 (incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended September 30, 1998).*

10.7

Amendment No.  2 to OYO Geospace Corporation 1997 Key Employee Stock Option Plan, dated November 16, 1998 (incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended September 30, 1998).*

10.8

Amendment No.  3 to OYO Geospace Corporation 1997 Key Employee Stock Option Plan, dated November 10, 2000 (incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed February 15, 2005 (Registration No.  333-122835)).*

10.9

Amendment No.  4 to OYO Geospace Corporation 1997 Key Employee Stock Option Plan, dated February 8, 2005 (incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed February 15, 2005 (Registration No.  333-122835)).*

10.10

Amendment No.  5 to OYO Geospace Corporation 1997 Key Employee Stock Option Plan, dated January 1, 2009 (incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended September 30, 2013).*

10.11

Amendment No.  6 to OYO Geospace Corporation 1997 Key Employee Stock Option Plan, approved by stockholders August 20, 2013 (incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended September 30, 2013).*

Exhibit Number	Description of Documents

10.12	Geospace Technologies Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed on December 11, 2013).*

10.13	Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-8 filed May 21, 2014).*

10.14	Form of Employee Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Form S-8 filed May 21, 2014).*

10.15	Form of Employee Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Form S-8 filed May 21, 2014).*

10.16	Form of Performance Option Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 20, 2015).*

10.17	Form of Consultant Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Form S-8 filed May 21, 2014).*

10.18	Form of Consultant Stock Option Award Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Form S-8 filed May 21, 2014).*

10.19	Form of Director Stock Option Award Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Form S-8 filed May 21, 2014).*

10.20	Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s Form S-8 filed May 21, 2014).*

10.21	Form of Amended and Restated Indemnity Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 26, 2015).*

10.22	Geospace Technologies Corporation Fiscal Year 2017 Bonus Plan.**

10.23	Geospace Technologies Corporation Annual Bonus Program.**

10.24

First Amendment effective October 1, 2008 to Employment Agreement dated as of August 1, 1997, between the Company and Michael J.  Sheen (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, filed February 5, 2010).*

10.25

Loan Agreement dated September 27, 2013 among Geospace Technologies Corporation, as borrower, certain subsidiaries of Geospace Technologies Corporation, as guarantors, and Frost Bank, as lender (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed October 1, 2013).*

10.26

First Amendment to Loan Agreement effective September 27, 2013 among Geospace Technologies Corporation, as borrower, certain subsidiaries of Geospace Technologies Corporation, as guarantors, and Frost Bank, as lender (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed December 18, 2013).*

10.27

Second Amendment to the Loan Agreement effective May 4, 2015 by and between Geospace Technologies Corporation as borrower, certain subsidiaries of Geospace Technologies Corporation, as guarantors, and Frost Bank, as lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed May 8, 2015).*

10.28

Third Amendment to the Loan Agreement effective May 9, 2017 by and between Geospace Technologies Corporation as borrower, certain subsidiaries of Geospace Technologies Corporation, as guarantors, and Frost Bank, as lender.**

10.29

Fourth Amendment to Loan Agreement dated October  25, 2017 among Geospace Technologies Corporation, as borrower, certain subsidiaries of Geospace Technologies Corporation, as guarantors, and Frost Bank, as lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 27, 2017).*

Exhibit Number	Description of Documents

10.30

Revolving Promissory Note dated September 27, 2013 made by Geospace Technologies Corporation payable to Frost Bank (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed October 1, 2013).*

10.31

Revolving Promissory Note effective May 4, 2015 by and between Geospace Technologies Corporation as borrower, certain subsidiaries of Geospace Technologies Corporation, as guarantors, and Frost Bank, as lender (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed May 8, 2015).*

10.32

Waiver and Consent Letter to Loan Agreement effective April 6, 2015 among Geospace Technologies Corporation as borrower, certain subsidiaries of Geospace Technologies Corporation, as guarantors, and Frost Bank, as lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 7, 2015).*

21.1	Subsidiaries of the Registrant.**

23.1	Consent of BDO USA, LLP.**

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101	Interactive data file.**

*	This exhibit is a management contract or a compensatory plan or arrangement.
**	Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOSPACE TECHNOLOGIES CORPORATION

By:	/s/ WALTER R. WHEELER
Walter R. Wheeler, Director, President and Chief Executive Officer
December 1, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WALTER R. WHEELER	Director, President and Chief Executive Officer	December 1, 2017
Walter R. Wheeler	(Principal Executive Officer)

/s/ THOMAS T. McENTIRE	Vice President and Chief Financial Officer	December 1, 2017
Thomas T. McEntire	(Principal Financial Officer and Principal Accounting Officer)

/s/ GARY D. OWENS	Chairman of the Board	December 1, 2017
Gary D. Owens

/s/ THOMAS L. DAVIS	Director	December 1, 2017
Thomas L. Davis

/s/ EDGAR R. GIESINGER, JR.	Director	December 1, 2017
Edgar R. Giesinger, Jr.
/s/ TINA M. LANGTRY	Director	December 1, 2017
Tina M. Langtry
/s/ RICHARD F. MILES	Director	December 1, 2017
Richard F. Miles
/s/ WILLIAM H. MOODY	Director	December 1, 2017
William H. Moody
/s/ MICHAEL J. SHEEN	Director	December 1, 2017
Michael J. Sheen
/s/ CHARLES H. STILL	Director	December 1, 2017
Charles H. Still

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Geospace Technologies Corporation

Houston, Texas

We have audited the accompanying consolidated balance sheets of Geospace Technologies Corporation (“the Company”) as of September 30, 2017, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended September 30, 2017.  In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as of and for each of the three fiscal years in the period ended September 30, 2017 listed in the accompanying index.  These consolidated financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Geospace Technologies Corporation as of September 30, 2017, 2016 and 2015, and the results of its operations and its cash flows for each of the three fiscal years in the period ended September 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the related financial statement schedule as of and for each of the three fiscal years in the period ended September 30, 2017, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 22 to the consolidated financial statements, the accompanying 2016 and 2015 consolidated financial statements have been restated to correct misstatements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2017 and 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 1, 2017 expressed adverse opinions thereon.

/s/ BDO USA, LLP

Houston, Texas

December 1, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Geospace Technologies Corporation

Houston, Texas

We have audited the internal control over financial reporting of Geospace Technologies Corporation (the “Company”) as of September 30, 2017 and 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audits included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinion.

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

In our report dated November 17, 2016, we expressed an unqualified opinion on the effectiveness of internal control over financial reporting as of September 30, 2016.  Subsequent to November 17, 2016, the Company identified a material misstatement in its consolidated balance sheets as of September 30, 2016 and 2015, requiring restatement of such financial statements. Management revised its assessment of internal control over financial reporting due to the identification of a material weakness, described in the following paragraph, in connection with the financial statement restatement. Accordingly, our opinion on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2016 expressed herein is different from that expressed in our previous report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  A material weakness regarding management’s failure to design and maintain controls over the classification of inventory has been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2017, 2016 (as restated) and 2015 (as restated) consolidated financial statements, and this report does not affect our report dated December 1, 2017 on those financial statements.

In our opinion, Geospace Technologies Corporation did not maintain, in all material respects, effective internal control over financial reporting as of September 30, 2017 and 2016, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Geospace Technologies Corporation as of September 30, 2017, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three fiscal years in the period ended September 30, 2017, and our report dated December 1, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Houston, Texas

December 1, 2017

Geospace Technologies Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share amounts)

	AS OF SEPTEMBER 30,
	2017	2016	2015
		(Restated-see Note 22)	(Restated-see Note 22)
ASSETS
Current assets:
Cash and cash equivalents	$15,092	$10,262	$22,314
Short-term investments	36,137	27,491	18,112
Trade accounts receivable, net of allowance of $1,395, $2,449 and $2,516	9,435	15,392	12,693
Financing receivables	3,055	1,533	2,004
Income tax receivable	273	13,290	17,369
Inventories	20,752	30,844	32,422
Prepaid expenses and other current assets	1,623	1,826	1,295
Total current assets	86,367	100,638	106,209
Rental equipment, net	16,462	30,973	46,036
Property, plant and equipment, net	37,399	44,732	48,709
Non-current inventories	55,935	73,696	92,378
Deferred income tax assets, net	259	216	4,554
Non-current financing receivables, net of allowance of $1,020, $500 and $0	8,195	1,817	1,516
Prepaid income taxes	450	2,620	4,095
Other assets	629	80	95
Total assets	$205,696	$254,772	$303,592
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable trade	$2,599	$2,120	$4,077
Accrued expenses and other current liabilities	6,338	7,849	9,679
Deferred revenue	1,568	174	165
Income tax payable	—	125	3
Total current liabilities	10,505	10,268	13,924
Deferred income tax liabilities	37	37	44
Total liabilities	10,542	10,305	13,968
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, no shares issued and outstanding	—	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 13,438,316, 13,328,066 and 13,147,916 shares issued and outstanding	134	133	131
Additional paid-in capital	83,733	77,967	74,160
Retained earnings	125,517	182,308	228,278
Accumulated other comprehensive loss	(14,230)	(15,941)	(12,945)
Total stockholders’ equity	195,154	244,467	289,624
Total liabilities and stockholders’ equity	$205,696	$254,772	$303,592

The accompanying notes are an integral part of the consolidated financial statements.

Geospace Technologies Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	YEAR ENDED SEPTEMBER 30,
	2017	2016	2015
Revenue:
Products	$60,055	$46,530	$73,691
Rental equipment	13,666	15,530	11,176
Total revenue	73,721	62,060	84,867
Cost of revenue:
Products	79,548	63,608	79,998
Rental equipment	14,856	17,815	16,069
Total cost of revenue	94,404	81,423	96,067
Gross profit (loss)	(20,683)	(19,363)	(11,200)
Operating expenses:
Selling, general and administrative	20,238	21,533	22,671
Research and development	13,782	13,851	14,694
Goodwill impairment	—	—	1,843
Bad debt expense (recovery)	(380)	763	2,147
Total operating expenses	33,640	36,147	41,355
Loss from operations	(54,323)	(55,510)	(52,555)
Other income:
Interest expense	(39)	(26)	(229)
Interest income	653	376	427
Foreign exchange gains (losses)	(339)	(113)	2,622
Other, net	(60)	(60)	(99)
Total other income, net	215	177	2,721
Loss before income taxes	(54,108)	(55,333)	(49,834)
Income tax expense (benefit)	2,683	(9,363)	(17,193)
Net loss	$(56,791)	$(45,970)	$(32,641)
Loss per common share:
Basic	$(4.32)	$(3.52)	$(2.51)
Diluted	$(4.32)	$(3.52)	$(2.51)
Weighted average common shares outstanding:
Basic	13,134,071	13,044,875	12,996,958
Diluted	13,134,071	13,044,875	12,996,958

The accompanying notes are an integral part of the consolidated financial statements.

Geospace Technologies Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	YEAR ENDED SEPTEMBER 30,
	2017	2016	2015
Net loss	$(56,791)	$(45,970)	$(32,641)
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on available-for-sale securities	(43)	(12)	23
Foreign currency translation adjustments	1,754	(2,984)	(10,472)
Other comprehensive income (loss), net of tax	1,711	(2,996)	(10,449)
Total comprehensive loss	$(55,080)	$(48,966)	$(43,090)

The accompanying notes are an integral part of the consolidated financial statements.

Geospace Technologies Corporation and Subsidiaries

Consolidated Statement of Stockholders’ Equity

For the years ended September 30, 2017, 2016 and 2015

(In thousands, except share amounts)

	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Total
Balance at October 1, 2014	13,147,416	131	70,704	260,919	(2,496)	329,258
Net loss	—	—	—	(32,641)	—	(32,641)
Other comprehensive loss	—	—	—	—	(10,449)	(10,449)
Excess tax expense from stock-based compensation	—	—	(1,083)	—	—	(1,083)
Issuance of restricted stock	3,000	—	—	—	—	—
Forfeiture of restricted stock	(2,500)	—	—	—	—	—
Stock-based compensation	—	—	4,539	—	—	4,539
Balance at September 30, 2015	13,147,916	131	74,160	228,278	(12,945)	289,624
Net loss	—	—	—	(45,970)	—	(45,970)
Other comprehensive loss	—	—	—	—	(2,996)	(2,996)
Excess tax expense from stock-based compensation	—	—	(1,411)	—	—	(1,411)
Issuance of restricted stock	182,400	2	(2)	—	—	—
Forfeiture of restricted stock	(2,250)	—	—	—	—	—
Stock-based compensation	—	—	5,220	—	—	5,220
Balance at September 30, 2016	13,328,066	133	77,967	182,308	(15,941)	244,467
Net loss	—	—	—	(56,791)	—	(56,791)
Other comprehensive income	—	—	—	—	1,711	1,711
Issuance of restricted stock	109,500	1	(1)	—	—	—
Forfeiture of restricted stock	(3,250)	—	—	—	—	—
Issuance of common stock pursuant to exercise of options, net of tax	4,000	—	35	—	—	35
Stock-based compensation	—	—	5,732	—	—	5,732
Balance at September 30, 2017	13,438,316	134	$83,733	$125,517	$(14,230)	$195,154

The accompanying notes are an integral part of the consolidated financial statements.

Geospace Technologies Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	YEAR ENDED SEPTEMBER 30,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(56,791)	$(45,970)	$(32,641)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income tax expense (benefit)	(25)	4,209	(943)
Rental equipment depreciation	12,530	14,523	13,948
Property, plant and equipment depreciation	5,236	5,391	5,599
Impairment of long-lived assets	5,331	1,814	—
Goodwill impairment	—	—	1,843
Accretion of discounts on short-term investments	60	110	225
Stock-based compensation expense	5,732	5,220	4,539
Bad debt expense (recovery)	(380)	763	2,147
Inventory obsolescence expense	21,472	11,212	3,887
Gross profit from sale of used rental equipment	(9,054)	(404)	(3,208)
Loss on disposal of property, plant and equipment	—	8	26
Realized loss on short-term investments	3	5	7
Excess tax expense from stock-based compensation	—	(1,411)	(1,083)
Effects of changes in operating assets and liabilities:
Trade accounts and financing receivables	7,743	(3,428)	7,088
Income tax receivable	13,041	4,078	(14,799)
Inventories	2,962	5,193	9,661
Prepaid expenses and other current assets	680	(523)	997
Prepaid income taxes	2,171	1,475	1,753
Accounts payable trade	477	(1,942)	(834)
Accrued expenses and other	(1,269)	(2,149)	(6,004)
Deferred revenue	295	11	(3,567)
Income taxes payable	(123)	120	(10)
Net cash provided by (used in) operating activities	10,091	(1,695)	(11,369)
Cash flows from investing activities:
Purchase of property, plant and equipment	(1,177)	(1,867)	(2,189)
Investment in rental equipment	(455)	(502)	(3,973)
Proceeds from the sale of used rental equipment	4,884	1,584	4,278
Purchases of short-term investments	(19,242)	(25,791)	(6,306)
Proceeds from the sale of short-term investments	10,532	16,368	7,902
Net cash used in investing activities	(5,458)	(10,208)	(288)
Cash flows from financing activities:
Proceeds from exercise of stock options and other	50	—	—
Net cash provided by financing activities	50	—	—
Effect of exchange rate changes on cash	147	(149)	614
Increase (decrease) in cash and cash equivalents	4,830	(12,052)	(11,043)
Cash and cash equivalents, beginning of fiscal year	10,262	22,314	33,357
Cash and cash equivalents, end of fiscal year	$15,092	$10,262	$22,314

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

Reclassifications

Certain amounts previously presented in the consolidated financial statements have been reclassified to conform to the current year presentation.  Such reclassifications had no effect on previously reported net loss, stockholders’ equity or cash flows.

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

The Company sells products to customers throughout the United States and various foreign countries.  The Company’s normal credit terms for trade receivables are 30 days.  In certain situations, credit terms may be extended to 60 days or longer.  The Company performs ongoing credit evaluations of its customers and generally does not require collateral for its trade receivables.  Additionally, the Company provides long-term financing in the form of promissory notes and sales-type leases when competitive conditions require such financing.  In such cases, the Company may require collateral.  Allowances are recognized for potential credit losses.  One customer comprised 17.8% of the Company’s revenue during fiscal year 2017.  At September 30, 2017, the Company had

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

a financing receivable from this customer of $8.1 million.  One customer comprised 18.5% of the Company’s revenues during fiscal year 2016.   At September 30, 2016, the Company had an account receivable from this customer of $9.1 million.  No customers comprised 10% of the Company’s revenue during fiscal year 2015.

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

The Company reviews it inventories for classification purposes.  The value of inventories not expected to be realized in cash, sold or consumed during its next operating cycle are classified as noncurrent assets.

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

Impairment of Long-lived Assets

The Company’s long-lived assets are reviewed for impairment whenever an event or change in circumstances indicates the carrying amount of an asset or group of assets may not be recoverable.  The impairment review, if necessary, includes a comparison of expected future cash flows (undiscounted and without interest charges) to be generated by an asset group with the associated carrying value of the related assets.  If the carrying value of the asset group exceeds the expected future cash flows, an impairment loss is recognized to the extent that the carrying value of the asset group exceeds its fair value.  At September 30, 2017, management reviewed the recoverability of the carrying value of certain of manufacturing cabling equipment based on future undiscounted cash flows and determined that the carrying value of the equipment exceeded the expected future cash flows.  As a result, the Company compared the fair value of these assets to their carrying value and determined that the fair value was less than their carrying value.  In estimating the fair value of the equipment, the Company utilized a combination of both the market and cost approach methods, with a weighted emphasis toward the market approach method.  The market approach method assumes the most probable selling price for an asset.  The cost approach method assumes what a prudent investor would pay to replace or reproduce an asset.   As a result of the fair value analysis, impairment charges of $5.3 million were recorded for the fiscal year ended September 30, 2017.  Impairment charges of $1.8 million were recorded on certain rental assets for the fiscal ended September 30, 2016.  The impairment charges are included as a component of cost of revenue in the Company’s consolidated statements of operations.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

Changes in the product warranty reserve are reflected in the following table (in thousands):

Balance at October 1, 2014	$951
Accruals for warranties issued during the year	4,984
Settlements made (in cash or in kind) during the year	(3,609)
Balance at September 30, 2015	2,326
Accruals for warranties issued during the year	595
Settlements made (in cash or in kind) during the year	(2,529)
Balance at September 30, 2016	392
Accruals for warranties issued during the year	770
Settlements made (in cash or in kind) during the year	(654)
Balance at September 30, 2017	$508

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

The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award. The Company’s stock-based compensation plan and awards are more fully described in Note 13.

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

Shipping and Handling Costs

Amounts billed to a customer in a sales transaction related to reimbursable shipping and handling costs are included in revenue and the associated costs incurred by the Company for reimbursable shipping and handling expenses are reported in cost of sales.  The Company had shipping and handling expenses of $0.3 million, $0.4 million and $0.6 million for each of the fiscal years ended September 30, 2017, 2016 and 2015, respectively.

Fair Value

Fair value is the price that would be received to sell an asset or the amount paid to transfer a liability in an orderly transaction between market participants (an exit price) at the measurement date. GAAP has established a fair value hierarchy which prioritizes the inputs to the valuation techniques used to measure fair value into three levels.  These levels are determined based on the lowest level input that is significant to the fair value measurement.  Level 1 represents unadjusted quoted prices in active markets for identical assets and liabilities.  Level 2 represents quoted prices for similar assets and liabilities in active markets (other than those included in Level 1) which are observable, either directly or indirectly.  Level 3 represents valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

Recent Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board (“FASB”) issued guidance which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.  Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  This guidance must be adopted by the Company no later than its first quarter of fiscal year 2019 and should be applied on a retrospective transition basis.  The Company has historically not held restricted cash balances and, therefore, does not

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

expect the adoption of this guidance to have a material effect on its consolidated financial statements.  However, upon adoption of this guidance, the Company will make any necessary changes to present restricted cash balances in accordance with the guidance.

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

Upon the adoption of the guidance, the Company will record a cumulative-effect adjustment to retained earnings of $0.1 million.  Under current guidance, the Company maintains a non-current prepaid income tax asset on its consolidated balance sheets representing income taxes paid in the U.S. on profits realized from the sale of rental equipment to its foreign subsidiaries.  As this rental equipment is depreciated, the prepaid tax is recognized as a current income tax expense in the Company’s consolidated statement of operations.  Upon adoption of the new guidance, the Company will be required to recognize a deferred tax asset related to the intercompany profits realized on the sale of assets to its subsidiaries; however, profits realized from the intercompany sale of inventories will continue to be accounted for as a prepaid income tax asset similar to the current guidance.  The deferred tax asset resulting from the sale of non-inventory assets will be recognized at the jurisdictional tax rate of the subsidiary purchasing the asset.  Any differences between the subsidiary’s jurisdictional tax rate and the seller’s tax rate pertaining to the intercompany profit will be charged to seller’s current income tax expense at the time of the sale.  Since the current U.S. income tax rate is substantially higher than the current income tax rates applicable to each of the Company’s foreign subsidiaries, adoption of the new guidance could have a significant impact on the Company’s provision for income taxes in future periods if significant amounts of rental equipment are sold by the Company’s U.S. subsidiaries to its foreign subsidiaries.

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

In March 2016, the FASB issued guidance to simplify key components of employee share-based payment accounting.  The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period.    The new guidance simplifies several aspects of the accounting for share-based payment transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification of excess tax benefits from share-based payments on the statement of cash flows.  The Company will adopt this guidance in the first quarter of its fiscal year ending September 30, 2018.  No cumulative effect adjustment to retained earnings will be needed upon adoption as the Company has no unrecorded excess tax benefits residing in additional paid-in-capital account.  Under the current standard, the Company is required to track and record as a component of additional paid-in capital the tax impact of cumulative windfalls, net of any shortfalls, which result from excess tax benefits from share-based payments. As a result, the impact of net windfalls has not historically affected the Company’s provision for income taxes or its effective income tax rate.  In addition, the Company will no longer track windfalls or shortfalls resulting from share-based payments since all future windfalls and shortfalls will be recorded as a component of the Company’s current provision for income taxes.  Depending on the magnitude of future windfalls or shortfalls, this change could significantly affect the Company’s provision for income taxes in a positive or negative direction.

In February 2016, the FASB issued guidance requiring a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months.  Consistent with current GAAP, the recognition, measurement and presentation of expense and cash flows arising from a lease by a lessee primarily will depend on its classification of the lease as a finance or operating lease.  However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, the new guidance will also require operating leases of the lessee to be recognized on the balance sheet if the operating lease term is more than 12 months.  The guidance also requires disclosures to help investors and other financial statement users to better understand the amount, timing and uncertainty of cash flows arising from leases.  These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements.  The guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2018 and is to be applied using the modified retrospective approach.  The Company expects to adopt this standard in its first quarter of its fiscal year ending September 30, 2020.  The Company currently is not a lessee under any lease agreements with a term longer than one year.  The Company is routinely a lessor in its rental contracts with customers; however,

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

these rental agreements are generally short-term in nature and we believe would be treated as operating leases under the new guidance; however, we have not completed a detailed review of our lease arrangements and these conclusions are subject to change.

In July 2015, the FASB issued guidance requiring management to measure inventory at the lower of cost or net realizable value.  Under the new guidance, net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  The new guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period and should be applied retrospectively, with early application permitted.  The Company will adopt this standard in its first quarter of its fiscal year ending September 30, 2018.  Since the Company is a manufacturer and the nature of its inventory is generally unique to its designs and applications thus preventing the gathering of relevant external market data, its practice for calculating net realizable value under the current standard is consistent with the practice prescribed by the new guidance. Therefore, the Company does not expect the adoption of the new guidance to have a material effect upon its consolidated financial statements.

In May 2014, the FASB issued guidance requiring entities to recognize revenue from contracts with customers by applying a five-step model in accordance with the core principle to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In addition, this guidance specifies the accounting for some costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition.  In August 2015, the FASB issued guidance deferring the effective date of this guidance to annual periods beginning after December 15, 2017, including interim reporting periods therein.  Entities have the option to adopt this guidance either retrospectively or through a modified retrospective transition method.  This new standard will supersede existing revenue guidance and affect the Company's revenue recognition process and the presentations or disclosures of the Company's consolidated financial statements and footnotes.  The Company recognizes revenue through three primary transactions types:  (i) the immediate recognition of revenue through the routine delivery of products to its customers, (ii) the rental of equipment to its customers through short-term operating leases, and (iii) the recognition of revenue utilizing the percentage of completion method for the delivery of complex products requiring long manufacturing times and substantial engineering resources.  The Company expects to adopt this standard in the first quarter of its fiscal year ending September 30, 2019 and is in the early stages of evaluating the standard, including the method of adoption to determine the impact on its consolidated financial statements.  Further disclosures around policy changes or quantitative effects will be made as the Company moves closer to the adoption of this standard.

2. Short-term Investments

During the fiscal years ended September 30, 2017, 2016 and 2015 the Company realized losses of $3,000, $5,000 and $7,000, respectively, from the sale of short-term investments.  The realized losses are recorded in Other Income (Expense) on the consolidated statements of operations.  At September 30, 2017, 2016 and 2015, the Company’s short-term investments were composed of the following (in thousands):

	AS OF SEPTEMBER 30, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments
Corporate bonds	$22,829	$—	$(31)	$22,798
Government bonds	13,363	—	(24)	13,339
Total	$36,192	$—	$(55)	$36,137

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

	AS OF SEPTEMBER 30, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments
Corporate bonds	$17,342	$—	$(19)	$17,323
Government bonds	10,169	—	(1)	10,168
Total	$27,511	$—	$(20)	$27,491

	AS OF SEPTEMBER 30, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments
Corporate bonds	$15,166	$—	$(5)	$15,161
Government bonds	2,948	3	—	2,951
Total	$18,114	$3	$(5)	$18,112

The Company’s short-term investments have contractual maturities ranging from October 2017 to October 2019.

3. Derivative Financial Instruments

At September 30, 2017, 2016 and 2015, the Company’s Canadian subsidiary had CAN$26.1 million, CAD$27.1 million and CAN$28.1 million, respectively, of Canadian dollar denominated intercompany accounts payable owed to one of the Company’s U.S subsidiaries.  In order to mitigate its exposure to movements in foreign currency rates between the U.S. dollar and Canadian dollar, the Company routinely enters into foreign currency forward contracts to hedge a portion of its exposure to changes in the value of the Canadian dollar.  On September 29, 2017, the Company entered into a CAN$9.0 million 90-day hedge contract with a United States Bank to reduce the impact on cash flows from movements in the Canadian dollar/U.S. dollar currency exchange rate, but has not been designated as a hedge for accounting purposes.

The following table summarizes the gross fair value of all derivative instruments, which are not designated as hedging instruments and their location in the consolidated balance sheets (in thousands):

Derivative Instrument	Location	September 30, 2017	September 30, 2016	September 30, 2015
Foreign Currency Forward Contracts	Prepaid Expenses and Other Current Assets	$—	$5	$—
Foreign Currency Forward Contracts	Accrued Expenses and Other Current Liabilities	$—	$—	$18
		$—	$5	$18

The following table summarizes the impact of the Company’s derivatives on the consolidated statements of operations for the fiscal years ended September 30, 2016, 2015 and 2014 (in thousands):

		FOR THE YEAR ENDED SEPTEMBER 30,
Derivative Instrument	Location	2017	2016	2015
Foreign Currency Forward Contracts	Other Income (Expense)	$(106)	$50	$2,698
		$(106)	$50	$2,698

Amounts in the above table include realized and unrealized derivative gains and losses.

4. Fair Value of Financial Instruments

At September 30, 2016, the Company’s financial instruments included cash and cash equivalents, short-term investments, a foreign currency forward contract, trade, notes and financing lease receivables and accounts payable.  Due to the short-term maturities

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

of cash and cash equivalents, trade and other receivables and accounts payable, the carrying amounts approximate fair value on the respective balance sheet dates.

The Company measures short-term investments and derivatives at fair value on a recurring basis.

The following tables present the fair value of the Company’s short-term investments and foreign currency forward contracts at September 30, 2017, 2016 and 2015 respectively, by valuation hierarchy and input (in thousands):

	AS OF SEPTEMBER 30, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)	Totals
Short-term investments
Corporate bonds	$22,798	$—	$—	$22,798
Government bonds	13,339	—	—	13,339
Total	$36,137	$—	$—	$36,137

	AS OF SEPTEMBER 30, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)	Totals
Short-term investments
Corporate bonds	$17,323	$—	$—	$17,323
Government bonds	10,168	—	—	10,168
Foreign currency forward contract	—	5	—	5
Total	$27,491	$5	$—	$27,496

	AS OF SEPTEMBER 30, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)	Totals
Short-term investments
Corporate bonds	$15,161	$—	$—	$15,161
Government bonds	2,951	—	—	2,951
Foreign currency forward contract	—	(18)	—	(18)
Total	$18,112	$(18)	$—	$18,094

Assets and liabilities measured on a nonrecurring basis

The measurements utilized to determine the implied fair value of long-lived assets as of September 30, 2017, 2016 and 2015 represented significant unobservable inputs (Level 3).

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

5. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance at October 1, 2014	$(26)	$(2,470)	$(2,496)
Other comprehensive income (loss)	23	(10,472)	(10,449)
Balance at September 30, 2015	(3)	(12,942)	(12,945)
Other comprehensive loss	(12)	(2,984)	(2,996)
Balance at September 30, 2016	(15)	(15,926)	(15,941)
Other comprehensive income (loss)	(43)	1,754	1,711
Balance at September 30, 2017	$(58)	$(14,172)	$(14,230)

6. Inventories

Inventories consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2017	2016	2015
		(Restated)	(Restated)
Finished goods	$33,690	$40,260	$55,074
Work in process	2,512	8,272	5,632
Raw material	70,099	65,682	70,769
Obsolescence reserve	(29,614)	(9,674)	(6,675)
	76,687	104,540	124,800
Less current portion	20,752	30,844	32,422
Non-current portion	$55,935	$73,696	$92,378

Inventory obsolescence expense totaled approximately $21.5 million, $11.2 million and $3.9 million during fiscal years 2017, 2016 and 2015, respectively.  Raw materials include semi-finished goods and component parts which totaled approximately $43.2 million, $43.8 million and $48.4 million at September 30, 2017, 2016 and 2015, respectively.

7. Accounts and Financing Receivables

Trade accounts receivable consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2017	2016	2015
Trade accounts receivable	$10,830	$17,841	$15,209
Allowance for doubtful accounts	(1,395)	(2,449)	(2,516)
	$9,435	$15,392	$12,693

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

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Financing receivables are reflected in the following table (in thousands):

	SEPTEMBER 30, 2017	SEPTEMBER 30, 2016	SEPTEMBER 30, 2015
Promissory notes	$4,306	$3,850	$3,520
Sales-type lease	8,581	—	—
Total financing receivables	12,887	3,850	3,520
Unearned income:
Notes	(90)	—	—
Sales-type lease	(527)	—	—
Total unearned income	(617)	—	—
Total financing receivables, net of unearned income	12,270	3,850	3,520
Allowance for doubtful notes	(1,020)	(500)	-
Less current portion	3,055	1,533	2,004
Non-current financing receivables	$8,195	$1,817	$1,516

Promissory notes receivable are generally collateralized by the products sold, and bear interest at rates ranging up to 5% per year.  The promissory notes receivable      mature at various times through September 2020.  The Company has, on occasion, extended or renewed notes receivable as they mature, but there is no obligation to do so.

The sales-type lease was derived from the sale of rental equipment in the fourth quarter of fiscal year 2017.  The sales-type lease has a term of three years.  Future minimum lease payments required under the lease were $8.6 million at September 30, 2017.  The Company expects to receive $2.9 million of future minimum lease payments in each of fiscal years 2018, 2019 and 2020.  The equipment will have no residual value to the Company at the end of the lease term.

8. Rental Equipment

Rental equipment consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2017	2016	2015
Rental equipment, primarily wireless recording equipment	$55,734	$68,959	$75,359
Accumulated depreciation and impairment	(39,272)	(37,986)	(29,323)
	$16,462	$30,973	$46,036

Rental equipment depreciation expense was $12.5 million, $14.5 million and $13.9 million in fiscal years 2017, 2016 and 2015, respectively.  Impairment expense of $1.8 million on rental equipment was incurred in fiscal year 2016.  The Company transferred $1.7 million, $4.0 million and $5.0 million of inventories to its rental equipment during fiscal years 2017, 2016 and 2015, respectively, which had a non-cash impact.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

9. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2017	2016	2015
Land and land improvements	$8,572	$8,552	$8,714
Building and building improvements	31,034	30,756	30,955
Machinery and equipment	53,185	51,034	44,905
Furniture and fixtures	1,352	1,323	1,260
Transportation equipment	31	28	29
Tools and molds	2,181	2,165	1,864
Leasehold improvements	-	-	43
Construction in progress	1,135	807	6,135
	97,490	94,665	93,905
Accumulated depreciation and impairment	(60,091)	(49,933)	(45,196)
	$37,399	$44,732	$48,709

Property, plant and equipment depreciation expense was $5.2 million, $5.4 million and $5.6 million in fiscal years 2017, 2016 and 2015, respectively.  Impairment expense of $5.3 million was incurred on certain equipment in fiscal year 2017.  The impairment expense is included as a component of cost of revenue in the consolidated statement of operations.

10.  Long-Term Debt

The Company had no long-term debt outstanding at September 30, 2017, 2016 and 2015.

On March 2, 2011, the Company entered into a credit agreement with Frost Bank with borrowing availability of $50.0 million (the “Credit Agreement”).  On May 4, 2015, the Company amended the Credit Agreement which reduced its borrowing availability to $30.0 million with amounts available for borrowing determined by a borrowing base.  The borrowing base is determined based upon certain of the Company’s and its U.S. subsidiaries’ assets which include (i) 80% of certain accounts receivable plus (ii) 50% of certain notes receivable (such result not to exceed $10 million) plus (iii) 25% of certain inventories (excluding work-in-process inventories).  As of September 30, 2017, the Company’s borrowing base was $24.1 million.  As of September 30, 2017, the amount available for borrowing was $23.8 after consideration of $0.3 million of outstanding letters of credit.  The Company’s domestic subsidiaries have guaranteed the obligations of the Company under the Credit Agreement and such subsidiaries have secured their obligations under such guarantees by the pledge of substantially all of the assets of such subsidiaries, except real property assets.  The Company is required to make monthly interest payments on borrowed funds.  The Credit Agreement as amended limits the incurrence of additional indebtedness, requires the maintenance of a single financial ratio that compares certain of the Company’s assets to certain of its liabilities, restricts the Company and its subsidiaries’ ability to pay cash dividends and contains other covenants customary in agreements of this type.  The interest rate for borrowings under the Credit Agreement as amended is based on the Wall Street Journal prime rate, which was 4.25% at September 30, 2017.  At September 30, 2017, the Company was in compliance with all covenants under the Credit Agreement.

On October 25, 2017, the Company entered into another amendment to the Credit Agreement which extended its maturity from May 4, 2018 to April 30, 2019.  The amendment also modified the borrowing base to be determined based upon certain of the Company’s assets which include (i) 80% of certain accounts receivable plus (ii) 50% of certain notes receivable (such result not to exceed $10 million) plus (iii) 25% of certain inventories (such result not to exceed $20 million) and requires the Company to maintain unencumbered liquid assets of $10 million.  The amendment also removed a requirement that the Company maintain a financial ratio that compares certain of the Company’s assets to certain of its liabilities and imposed a new financial covenant that the Company maintain a minimum amount of certain liquid assets.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

11. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2017	2016	2015
Product warranty	$508	$392	$2,326
Compensated absences	1,287	1,509	1,653
Legal and professional fees	194	218	277
Payroll	682	692	581
Property and sales taxes	2,383	3,234	2,909
Medical claims	550	624	763
Employee bonuses	—	—	36
Other	734	1,180	1,134
	$6,338	$7,849	$9,679

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

12. Employee Benefits

The Company’s U.S. employees are participants in the Geospace Technologies Corporation’s Employee’s 401(k) Retirement Plan (the “Plan”), which covers substantially all eligible employees in the United States.  The Plan is a qualified salary reduction plan in which all eligible participants may elect to have a percentage of their compensation contributed to the Plan, subject to certain guidelines issued by the Internal Revenue Service.  The Company’s share of discretionary matching contributions was approximately $0.8 million, $0.8 million and $1.0 million in fiscal years 2017, 2016 and 2015, respectively.

The Company’s stock incentive plans in which key employees may participate are discussed in Note 13 to these Consolidated Financial Statements.

13. Stockholders’ Equity

In September 1997, the board of directors and stockholders approved the 1997 Key Employee Stock Option Plan (as amended the “1997 Plan”) and, following amendments thereto, there has been reserved an aggregate of 2,250,000 shares of common stock for issuance thereunder.   The1997 Plan expired in November 2017.

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

At September 30, 2017, an aggregate of 923,175 shares of common stock were available for issuance under the 2014 Plan.  No shares of common stock were available for issuance under the 1997 Plan.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the combined activity under the equity incentive plans for the indicated periods:

	Number of Nonqualified Options Outstanding	Weighted Average Exercise Price per Share	Number of Restricted Stock Awards	Weighted Average Grant-date Fair Value per Share
Outstanding at October 1, 2014	89,700	$17.27	189,000	$95.03
Granted	—	—	3,000	19.13
Exercised	—	—	—	—
Forfeited	—	—	(2,500)	98.68
Vested	—	—	(47,000)	95.02
Outstanding at September 30, 2015	89,700	17.27	142,500	93.80
Granted	69,300	14.87	182,400	14.84
Exercised	—	—	—	—
Forfeited	—	—	(2,250)	77.33
Vested	—	—	(49,000)	90.73
Outstanding at September 30, 2016	159,000	16.23	273,650	39.98
Granted	51,300	21.42	109,500	21.12
Exercised	(4,000)	8.78	—	—
Forfeited	(4,500)	26.48	(3,250)	28.73
Vested	—	—	(91,100)	22.02
Outstanding at September 30, 2017	201,800	$17.47	288,800	$28.92

During fiscal year 2017, the Company issued 109,500 shares of restricted stock under the 2014 Plan.  The weighted average grant date fair value of the restricted stock was $21.12 per share.  The grant date fair value of these awards was $2.3 million, which will be charged to expense over the next four years as the restrictions lapse.  Compensation expense for restricted stock awards was determined based on the closing market price of the Company’s stock on the date of grant applied to the total number of shares that are anticipated to fully vest.  Recipients of restricted stock awards are entitled to vote such shares and are entitled to dividends, if paid.

During fiscal year 2017, the Company also issued 51,300 nonqualified stock options under the Plan.  The options issued are based upon three tiers, each with separate service based vesting conditions and market conditions that affect exercisability.  The market based conditions are based on achieving a specified market return on the Company’s stock price.  Compensation expense for the nonqualified stock option awards was determined based on a Monte Carlo simulation, which incorporates the possibility that the market conditions may not be satisfied.  The weighted average grant date fair value of the options issued was determined to be $9.35 per option.  The requisite service period of the options issued ranges from 18 to 36 months.

The restricted stock outstanding at September 30, 2017, 2016 and 2015 was issued from the 2014 Plan.  The stock options outstanding at September 30, 2015 were issued under the 1997 Plan.  The stock options granted during fiscal year 2017 and 2016 were issued under the 2014 Plan.  All stock options outstanding represent nonqualified options.

The total intrinsic value of nonqualified stock options exercised during fiscal year 2017 was $45,000.  No nonqualified stock options were exercised during fiscal years 2016 and 2015.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2017:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Term (in years)	Weighted Average Exercise Price	Intrinsic Value	Shares	Weighted Average Remaining Term (in years)	Weighted Average Exercise Price	Intrinsic Value
$8.78 to $8.78	34,200	1.2	$8.78	$309,168	34,200	1.2	$8.78	$309,168
$14.87 to $14.87	69,300	8.1	14.87	204,435	—	—	—	—
$21.42 to $26.48	98,300	6.0	22.32	—	47,000	2.5	23.30	—
	201,800	5.9	$17.47	$513,603	81,200	3.3	$17.18	$309,168

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The Company recognized $5.7 million, $5.2 million and $4.5 million of stock-based compensation expense for the fiscal years ended September 30, 2017, 2016 and 2015, respectively.  As of September 30, 2017, the Company had unrecognized compensation expense of $3.7 million relating to restricted stock awards.  This unrecognized compensation expense is expected to be recognized over a weighted average period of 2.6 years.  In addition, the Company had $0.4 million of unrecognized compensation expense related to nonqualified stock option awards which is expected to be recognized over a weighted average period of 1.3 years.

14. Income Taxes:

Components of income (loss) before income taxes were as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2017	2016	2015
United States	$(50,757)	$(45,506)	$(41,700)
Foreign	(3,351)	(9,827)	(8,134)
	$(54,108)	$(55,333)	$(49,834)

The provision (benefit) for income taxes consisted of the following (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2017	2016	2015
Current
Federal	$2,422	$(13,726)	$(16,901)
Foreign	286	148	647
State	-	6	4
	2,708	(13,572)	(16,250)
Deferred:
Federal	-	2,881	964
Foreign	(25)	1,328	(1,907)
	(25)	4,209	(943)
	$2,683	$(9,363)	$(17,193)

Actual income tax expense (benefit) differs from income tax expense computed by applying the U.S. statutory federal tax rate of  35.0% for each of the fiscal years ended September 30, 2017, 2016 and 2015 as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2017	2016	2015
Benefit for U.S federal income tax at statutory rate	$(18,940)	$(19,365)	$(17,442)
Effect of foreign income taxes	124	630	249
Research and experimentation tax credit	(248)	(686)	(400)
State income taxes, net of federal income tax benefit	—	4	2
Nondeductible expenses	164	149	488
Resolution of prior years’ tax matters	2	2,400	96
Contingency for uncertainty in income taxes	—	—	(121)
Change in valuation allowance	20,087	7,715	—
Foreign income taxes - tax credits	506	—	—
Disallowance of stock compensation adjustments in excess of book	1,074	—	—
Other items	(86)	(210)	(65)
	$2,683	$(9,363)	$(17,193)
Effective tax rate	(5.0)%	(16.9)%	34.5%

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s net deferred income tax asset were as follows (in thousands):

	AS OF SEPTEMBER 30, 2017			AS OF SEPTEMBER 30, 2016			AS OF SEPTEMBER 30, 2015
	U.S.	Non U.S.	Total	U.S.	Non U.S.	Total	U.S.	Non U.S.	Total
Deferred income tax assets:
Allowance for doubtful accounts	$777	$7	$784	$715	$51	$766	$681	$21	$702
Inventories	11,215	50	11,265	5,089	21	5,110	4,350	(34)	4,316
Net operating loss carry-forwards, tax credits and deferrals	11,803	4,490	16,293	3,000	3,823	6,823	-	2,270	2,270
Stock-based compensation	2,147	—	2,147	1,905	—	1,905	1,690	—	1,690
Accrued product warranty	174	2	176	130	4	134	803	6	809
Accrued compensated absences	419	—	419	467	—	467	520	—	520
Property and equipment	—	430	430	—	—	—	101	—	101
Insurance and other reserves	127	7	134	170	—	170	62	43	105
	26,662	4,986	31,648	11,476	3,899	15,375	8,207	2,306	10,513
Deferred income tax liabilities:
Allowance for doubtful accounts	—	(9)	(9)	—	—	—	31	—	31
Property, plant and equipment and other	(3,087)	(71)	(3,158)	(7,470)	(11)	(7,481)	(5,264)	(770)	(6,034)
Subtotal deferred income tax assets	23,575	4,906	28,481	4,006	3,888	7,894	2,974	1,536	4,510
Valuation allowance	(23,575)	(4,684)	(28,259)	(4,006)	(3,709)	(7,715)	-	-	-
Net deferred income tax assets	$—	$222	$222	$—	$179	$179	$2,974	$1,536	$4,510

Deferred income tax assets and liabilities are reported as follows in the accompanying consolidated balance sheets (in thousands):

	AS OF SEPTEMBER 30,
	2017	2016	2015
Deferred income tax assets, net	$259	$216	$4,554
Deferred income tax liabilities, net	(37)	(37)	(44)
	$222	$179	$4,510

The financial reporting basis of investments in foreign subsidiaries exceed their tax basis.  A deferred tax liability is not recorded for this temporary difference because the investment is deemed to be permanent.  A reversal of the Company’s plans to permanently invest in these foreign operations would cause the excess to become taxable.  At September 30, 2017, the Company had $7.6 million of cash and cash equivalents held by its foreign subsidiaries.  At September 30, 2017, 2016 and 2015, the temporary difference related to undistributed earnings for which no deferred taxes have been provided was approximately $12.8 million, $13.0      million and $14.4 million, respectively.

Tax return filings which are subject to review by local tax authorities by major jurisdiction are as follows:

•	United States—fiscal years ended September 30, 2015 through 2017
•	State of Texas—fiscal years ended September 30, 2014 through 2017
•	State of New York—fiscal years ended September 30, 2015 through 2017
•	State of California – fiscal years ended September 30, 2014 through 2017
•	State of Pennsylvania – fiscal years ended September 30, 2015 through 2017
•	Russian Federation—calendar years 2015 through 2017

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

•	Canada—fiscal years ended September 30, 2014 through 2017
•	United Kingdom—fiscal years ended September 30, 2016 through 2017
•	Colombia—calendar years 2015 through 2017

The following table is a reconciliation of the total amounts of unrecognized tax liabilities (in thousands):

Balance at October 1, 2014	$301
Change in prior year tax positions	(187)
Current tax positions	17
Settlements with taxing authorities	—
Lapse of statute of limitations	(56)
Balance at September 30, 2015	75
Change in prior year tax positions	(70)
Current tax positions	—
Settlements with taxing authorities	—
Lapse of statute of limitations	(4)
Balance at September 30, 2016	1
Change in prior year tax positions	(1)
Current tax positions	—
Settlements with taxing authorities	—
Lapse of statute of limitations	—
Balance at September 30, 2017	$—

As of September 30, 2017, the Company had net operating loss (“NOL”) carry-forwards of approximately $24.1 million in the United States, $18.6 million in Canada, $0.9 million in Russia and $0.1 million in the United Kingdom to offset future taxable income in those jurisdictions. The NOL carry-forwards for the United States, Canada and Russia begin to expire in 2037, 2033 and 2026, respectively.  The NOL carry-forwards for the United Kingdom currently have no expiration.

During the year ended September 30, 2016, management concluded that it was more-likely-than-not that all of our U.S. and Canadian net deferred tax assets will not be realized in accordance with U.S. GAAP.  At September 30, 2017 and September 30, 2016, we had a valuation allowance against our U.S. net deferred tax assets of $23.6 million and $4.0 million, respectively, and a valuation allowance against our Canadian net deferred tax assets of $4.7 million and $3.7 million, respectively.

15. Loss Per Common Share

The Company applies the two-class method in calculating per share data.  Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares used in basic loss per share during the period.  Diluted loss per share is determined on the assumption that outstanding dilutive stock options have been exercised and the aggregate proceeds as defined were used to reacquire common stock using the average price of such common stock for the period.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the calculation of net loss and weighted average common shares and common equivalent shares outstanding for purposes of the computation of loss per share (in thousands, except share and per share amounts):

	YEAR ENDED SEPTEMBER 30,
	2017	2016	2015
Net loss	$(56,791)	$(45,970)	$(32,641)
Less: Income allocable to unvested restricted stock	—	—	—
Loss available to common shareholders	(56,791)	(45,970)	(32,641)
Reallocation of participating earnings	—	—	—
Loss attributable to common shareholders for diluted earnings per share	$(56,791)	$(45,970)	$(32,641)
Weighted average number of common share equivalents:
Common shares used in basic loss per share	13,134,071	13,044,875	12,996,958
Common share equivalents outstanding related to stock options	—	—	—
Total weighted average common shares and common share equivalents used in diluted loss per share	13,134,071	13,044,875	12,996,958
Loss per shares:
Basic	$(4.32)	$(3.52)	$(2.51)
Diluted	$(4.32)	$(3.52)	$(2.51)

For the calculation of diluted loss per share for fiscal years 2017 and 2016, 201,800 and 159,000 stock options, respectively, were excluded in the calculation of weighted average shares outstanding as a result of their impact being antidilutive. No stock options were excluded in the calculation of weighted average shares outstanding for fiscal year 2015.

16. Related Party Transactions

The Company regularly transacts business with Creative Marketing Services, LP (“CMS”), a company owned by the spouse of Richard F. Miles, a director of the Company.  CMS is a marketing company which has historically provided marketing, communications, and support services to the Company, including product photography, video shoots, brochure design, magazine advertising, website design, annual report production and various other marketing and advertising services.  For fiscal years 2017, 2016 and 2015, the Company incurred expenses of $7,000, $39,000, and $79,000, respectively, to CMS for these services.

17. Exit and Disposal Activities

During the first quarter of fiscal year 2016, the Company initiated a program to reduce operating costs in light of the decrease in demand for its seismic products.  The program included workforce reductions, a facility consolidation and other cost reductions related to the Company’s seismic business segment.  In connection with its workforce reductions, the Company incurred $1.0 million of termination costs in its second fiscal quarter of 2016.  The costs related to the program are recorded to both cost of revenue and operating expenses in the consolidated statement of operations.  No further costs are expected and there were no outstanding liabilities related to this program as of September 30, 2017 and 2016.

18. Commitments and Contingencies

Operating Leases

The Company leases office space and certain equipment on a month to month basis.  Rent expense was approximately $0.1 million, $0.2 million and $0.4 million during fiscal years 2017, 2016 and 2015, respectively.

Legal Proceedings

The Company is involved in various pending legal actions in the ordinary course of its business.  Management is unable to predict the ultimate outcome of these actions, because of the inherent uncertainty of litigation.  However, management believes that

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

the most probable, ultimate resolution of current pending matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

19. Supplemental Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2017	2016	2015
Cash paid for:
Interest	$39	$26	$286
Income taxes	—	—	638
Noncash investing and financing activities:
Inventory transferred to rental equipment	1,677	3,982	5,013
Inventory transferred to property, plant and equipment	1,863	130	98
Financing receivables in connection with sale of used rental equipment	9,386	—	—
Settlement of note receivable in connection with return of rental equipment	—	—	2,588
Prepaid assets transferred to property, plant and equipment	—	—	4,219

20. Segment and Geographic Information

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

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following tables summarize the Company’s segment information:

	YEAR ENDED SEPTEMBER 30,
	2017	2016	2015
Revenue:
Seismic	$47,109	$33,792	$60,565
Non-seismic	26,027	27,708	23,758
Corporate	585	560	544
Total	73,721	62,060	84,867
Income (loss) from operations:
Seismic	(46,902)	(47,690)	(42,732)
Non-seismic	4,153	4,093	3,031
Corporate	(11,574)	(11,913)	(12,854)
Total	(54,323)	(55,510)	(52,555)
Depreciation, impairment, inventory obsolescence and stock-based compensation expenses:
Seismic	47,620	34,945	23,696
Non-seismic	785	746	505
Corporate	1,895	1,847	1,728
Total	50,300	37,538	25,929
Interest income:
Seismic	311	161	280
Non-seismic	—	3	7
Corporate	342	212	140
Total	653	376	427
Interest expense:
Seismic	—	—	—
Non-seismic	—	—	—
Corporate	39	26	229
Total	39	26	229

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

The Company generates revenue from product sales and rentals from its subsidiaries located in the United States, Canada, Colombia, the Russian Federation and the United Kingdom.  Revenue information for the Company is as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2017	2016	2015
United States	$60,696	$56,094	$77,487
Canada	12,157	3,028	4,796
Colombia	558	556	609
Russian Federation	2,566	4,254	5,554
United Kingdom	2,892	2,120	2,644
Eliminations	(5,148)	(3,992)	(6,223)
	$73,721	$62,060	$84,867

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

A summary of revenue by geographic area for fiscal years 2017, 2016 and 2015 is as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2017	2016	2015
Asia (excluding Middle East)	$7,924	$18,745	$8,755
Canada	11,318	3,048	2,298
Europe	3,883	4,219	13,672
Middle East	609	1,749	2,024
United States	47,966	32,317	50,101
Other	2,021	1,982	8,017
	$73,721	$62,060	$84,867

Revenue is attributed to countries based on the ultimate destination of the product sold, if known.  If the ultimate destination is not known, revenue is attributed to countries based on the geographic location of the initial shipment.

Long-lived assets were as follows (in thousands):

	AS OF SEPTEMBER 30,
	2017	2016	2015
		(Restated)	(Restated)
United States	$108,021	$136,617	$162,548
Canada	7,325	11,911	19,323
Colombia	1,747	3,487	9,227
Russian Federation	1,461	1,498	1,215
United Kingdom	502	391	502
China	14	14	14
	$119,070	$153,918	$192,829

21. Selected Quarterly Information (Unaudited):

The following table represents summarized data for each of the quarters in fiscal years 2017 and 2016 (in thousands, except per share amounts):

	2017
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenue	$23,683	$14,195	$20,558	$15,285
Gross profit (loss)	(9,686)	(5,112)	(2,558)	(3,327)
Loss from operations	(18,178)	(13,774)	(11,060)	(11,311)
Other income (expense), net	231	46	(102)	40
Net loss	(19,207)	(14,376)	(11,503)	(11,705)
Basic loss per share	$(1.46)	$(1.09)	$(0.88)	$(0.89)
Diluted loss per share	$(1.46)	$(1.09)	$(0.88)	$(0.89)

	2016
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenue	$16,314	$17,678	$14,931	$13,137
Gross profit (loss)	(5,467)	(2,900)	(4,594)	(6,402)
Loss from operations	(14,816)	(12,015)	(13,987)	(14,692)
Other income (expense), net	2	(617)	719	73
Net loss	(12,309)	(11,654)	(10,965)	(11,042)
Basic loss per share	$(0.94)	$(0.89)	$(0.84)	$(0.85)
Diluted loss per share	$(0.94)	$(0.89)	$(0.84)	$(0.85)

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

As discussed in Note 22, the Company restated its unaudited consolidated balance sheets for the quarters ended December 31, 2016, March 31, 2017 and June 30, 2017.   The impact of the restatement on these balance sheets was as follows (in thousands):

	AS OF DECEMBER 31, 2016
	As Reported	Adjustment	Restated
Current assets:
Cash and cash equivalents	$12,794	$-	$12,794
Short-term investments	24,739	-	24,739
Trade accounts receivable, net	13,819	-	13,819
Financing receivables, net	1,678	-	1,678
Income tax receivable	13,290	-	13,290
Inventories	101,765	(77,089)	24,676
Prepaid and other current assets	1,855	-	1,855
Total current assets	169,940	(77,089)	92,851
Rental equipment	26,821	-	26,821
Property, plant and equipment	43,477	-	43,477
Non-current inventories	-	77,089	77,089
Deferred income tax assets, net	179	-	179
Non-current financing receivables, net	1,385	-	1,385
Prepaid income taxes	2,227	-	2,227
Other assets	80	-	80
Total assets	244,109	-	244,109
Total liabilities and stockholders' equity	$244,109	$-	$244,109

	AS OF MARCH 31, 2017
	As Reported	Adjustment	Restated
Current assets:
Cash and cash equivalents	$19,307	$-	$19,307
Short-term investments	28,862	-	28,862
Trade accounts receivable, net	16,709	-	16,709
Financing receivables, net	1,890	-	1,890
Income tax receivable	483	-	483
Inventories	92,103	(69,448)	22,655
Prepaid and other current assets	1,827	-	1,827
Total current assets	161,181	(69,448)	91,733
Rental equipment	24,485	-	24,485
Property, plant and equipment	44,484	-	44,484
Non-current inventories	-	69,448	69,448
Deferred income tax assets, net	247	-	247
Non-current financing receivables, net	427	-	427
Prepaid income taxes	1,843	-	1,843
Other assets	80	-	80
Total assets	232,747	-	232,747
Total liabilities and stockholders' equity	$232,747	$-	$232,747

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

	AS OF JUNE 30, 2017
	As Reported	Adjustment	Restated
Current assets:
Cash and cash equivalents	$17,077	$-	$17,077
Short-term investments	36,461	-	36,461
Trade accounts receivable, net	8,327	-	8,327
Financing receivables, net	2,614	-	2,614
Income tax receivable	473	-	473
Inventories	88,024	(65,642)	22,382
Prepaid and other current assets	1,854	-	1,854
Total current assets	154,830	(65,642)	89,188
Rental equipment	20,551	-	20,551
Property, plant and equipment	43,432	-	43,432
Non-current inventories	-	65,642	65,642
Deferred income tax assets, net	267	-	267
Non-current financing receivables, net	588	-	588
Prepaid income taxes	1,464	-	1,464
Other assets	641	-	641
Total assets	221,773	-	221,773
Total liabilities and stockholders' equity	$221,773	$-	$221,773

22.  Restatement of Prior Year Financial Statements

Prior to the issuance of the Company’s consolidated financial statements for the fiscal year ended September 30, 2017, the Company concluded that its previously issued consolidated financial statements for the fiscal years ended September 30, 2016 and 2015 and the quarters ended December 31, 2016, March 31, 2017 and June 30, 2017, should be restated because of an accounting error with respect to the classification of inventories.

The Company classified inventories as a current asset in its consolidated balance sheet as of September 30, 2016, December 31, 2016, March 31, 2017 and June 30, 2017.  The Company has now determined that all of its inventories for each of those dates were not reasonably expected to be realized in cash, sold or consumed during the Company’s next operating cycle.  The restatement did not affect previously reported net loss, total assets, total liabilities or stockholders' equity or cash flows.  The impact of the restatement to the balance sheets at September 30, 2016 and 2015 was as follows (in thousands):

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

	AS OF SEPTEMBER 30, 2016
	As Reported	Adjustment	Restated
Current assets:
Cash and cash equivalents	$10,262	$-	$10,262
Short-term investments	27,491	-	27,491
Trade accounts receivable, net	15,392	-	15,392
Financing receivables, net	1,533	-	1,533
Income tax receivable	13,290	-	13,290
Inventories	104,540	(73,696)	30,844
Prepaid and other current assets	1,826	-	1,826
Total current assets	174,334	(73,696)	100,638
Rental equipment	30,973	-	30,973
Property, plant and equipment	44,732	-	44,732
Non-current inventories	-	73,696	73,696
Deferred income tax assets, net	216	-	216
Non-current financing receivables, net	1,817	-	1,817
Prepaid income taxes	2,620	-	2,620
Other assets	80	-	80
Total assets	254,772	-	254,772
Total liabilities and stockholders' equity	$254,772	$-	$254,772

	AS OF SEPTEMBER 30, 2015
	As Reported	Adjustment	Restated
Current assets:
Cash and cash equivalents	$22,314	$-	$22,314
Short-term investments	18,112	-	18,112
Trade accounts receivable, net	12,693	-	12,693
Financing receivables, net	2,004	-	2,004
Income tax receivable	17,369	-	17,369
Inventories	124,800	(92,378)	32,422
Prepaid and other current assets	1,295	-	1,295
Total current assets	198,587	(92,378)	106,209
Rental equipment	46,036	-	46,036
Property, plant and equipment	48,709	-	48,709
Non-current inventories	-	92,378	92,378
Deferred income tax assets, net	4,554	-	4,554
Non-current financing receivables, net	1,516	-	1,516
Prepaid income taxes	4,095	-	4,095
Other assets	95	-	95
Total assets	303,592	-	303,592
Total liabilities and stockholders' equity	$303,592	$-	$303,592

See Note 21 for the impact of the restatement on the balance sheets as of December 31, 2016, March 31, 2017 and June 30, 2017.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Schedule II

Geospace Technologies Corporation and Subsidiaries

Valuation and Qualifying Accounts

(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Assets	(Deductions) and Additions	Balance at End of Period
Year ended September 30, 2017
Allowance for doubtful accounts on accounts and financing receivables	$2,949	$(380)	$—	$(154)	$2,415
Year ended September 30, 2016
Allowance for doubtful accounts on accounts and financing receivables	2,516	763	—	(330)	2,949
Year ended September 30, 2015
Allowance for doubtful accounts on accounts and financing receivables	1,125	2,147	—	(756)	2,516

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Assets	(Deductions) and Additions	Balance at End of Period
Year ended September 30, 2017
Inventory obsolescence reserve	$9,674	$21,472	$—	$(1,532)	$29,614
Year ended September 30, 2016
Inventory obsolescence reserve	6,675	10,590	—	(7,591)	9,674
Year ended September 30, 2015
Inventory obsolescence reserve	7,764	3,887	—	(4,976)	6,675