Form 10-Q
period 2017-12-31
GEOSPACE TECHNOLOGIES CORP
filed 2018-02-07
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended December 31, 2017 OR

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

Yes    No    X

There were 13,563,491 shares of the Registrant’s Common Stock outstanding as of the close of business on January 31, 2018.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	December 31, 2017	September 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$13,923	$15,092
Short-term investments	32,085	36,137
Trade accounts receivable, net	7,011	9,435
Financing receivables	5,793	3,055
Income tax receivable	263	273
Inventories	19,994	20,752
Prepaid expenses and other current assets	1,939	1,623
Total current assets	81,008	86,367

Rental equipment, net	15,542	16,462
Property, plant and equipment, net	36,475	37,399
Non-current inventories	56,184	55,935
Deferred income tax assets, net	305	259
Non-current financing receivables, net	7,032	8,195
Prepaid income taxes	56	450
Other assets	619	629
Total assets	$197,221	$205,696

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable trade	$3,322	$2,599
Accrued expenses and other current liabilities	6,516	6,338
Deferred revenue	1,461	1,568
Total current liabilities	11,299	10,505

Deferred income tax liabilities	29	37
Total liabilities	11,328	10,542

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 13,560,291 and 13,438,316 shares issued and outstanding	136	134
Additional paid-in capital	84,557	83,733
Retained earnings	115,686	125,517
Accumulated other comprehensive loss	(14,486)	(14,230)
Total stockholders’ equity	185,893	195,154
Total liabilities and stockholders’ equity	$197,221	$205,696

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended
	December 31, 2017	December 31, 2016
Revenue:
Products	$13,425	$10,297
Rental equipment	1,219	4,988
Total revenue	14,644	15,285
Cost of revenue:
Products	13,243	14,836
Rental equipment	2,369	3,776
Total cost of revenue	15,612	18,612

Gross profit (loss)	(968)	(3,327)
Operating expenses:
Selling, general and administrative	5,129	5,094
Research and development	3,158	3,372
Bad debt expense (recovery)	350	(482)
Total operating expenses	8,637	7,984

Loss from operations	(9,605)	(11,311)

Other income (expense):
Interest expense	(64)	(8)
Interest income	263	130
Foreign exchange losses, net	(43)	(65)
Other, net	(25)	(17)
Total other income, net	131	40

Loss before income taxes	(9,474)	(11,271)
Income tax expense	6	434
Net loss	$(9,480)	$(11,705)

Loss per common share:
Basic	$(0.72)	$(0.89)
Diluted	$(0.72)	$(0.89)

Weighted average common shares outstanding:
Basic	13,202,384	13,094,809
Diluted	13,202,384	13,094,809

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended
	December 31, 2017	December 31, 2016
Net loss	$(9,480)	$(11,705)
Other comprehensive loss, net of tax
Change in unrealized losses on available-for-sale securities	(51)	(62)
Foreign currency translation adjustments	(205)	(306)
Total other comprehensive loss, net of tax	(256)	(368)
Total comprehensive loss	$(9,736)	$(12,073)

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	December 31, 2017	December 31, 2016
Cash flows from operating activities:
Net loss	$(9,480)	$(11,705)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income tax expense (benefit)	(55)	34
Rental equipment depreciation	2,247	3,308
Property, plant and equipment depreciation	1,095	1,313
Accretion of discounts on short-term investments	13	16
Stock-based compensation expense	826	1,375
Bad debt expense (recovery)	350	(482)
Inventory obsolescence expense	1,434	4,147
Gross profit from sale of used rental equipment	(2,566)	(1,201)
Realized loss on short-term investments	—	1
Effects of changes in operating assets and liabilities:
Trade accounts receivable	2,562	2,312
Income tax receivable	10	—
Inventories	(2,865)	(1,507)
Prepaid expenses and other current assets	(329)	(39)
Prepaid income taxes	41	393
Accounts payable trade	723	(348)
Accrued expenses and other	267	(257)
Deferred revenue	(65)	771
Income tax payable	—	(31)
Net cash used in operating activities	(5,792)	(1,900)

Cash flows from investing activities:
Purchase of property, plant and equipment	(218)	(106)
Proceeds from the sale of used rental equipment	997	1,915
Purchases of short-term investments	(1,905)	—
Proceeds from the sale of short-term investments	5,898	2,674
Net cash provided by investing activities	4,772	4,483

Cash flows from financing activities:
Proceeds from the exercise of stock options	—	50
Net cash provided by financing activities	—	50

Effect of exchange rate changes on cash	(149)	(101)
Increase (decrease) in cash and cash equivalents	(1,169)	2,532
Cash and cash equivalents, beginning of fiscal year	15,092	10,262
Cash and cash equivalents, end of fiscal period	$13,923	$12,794

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.   Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet of Geospace Technologies Corporation and its subsidiaries (the “Company”) at September 30, 2017 was derived from the Company’s audited consolidated financial statements at that date.  The consolidated balance sheet at December 31, 2017 and the consolidated statements of operations, comprehensive loss and the consolidated statements of cash flows for the three months ended December 31, 2017 and 2016 were prepared by the Company without audit.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows were made.  The results of operations for the three months ended December 31, 2017 are not necessarily indicative of the operating results for a full year or of future operations.

Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America were omitted pursuant to the rules of the Securities and Exchange Commission.  The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended September 30, 2017.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The Company considers many factors in selecting appropriate operational and financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these consolidated financial statements.  The Company continually evaluates its estimates, including those related to bad debt reserves, inventory obsolescence reserves, self-insurance reserves, product warranty reserves, impairment of long-lived assets and deferred income tax assets.  The Company bases its estimates on historical experience and various other factors that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different conditions or assumptions.

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

The Company reviews its inventories for classification purposes.  The value of inventories not expected to be realized in cash, sold or consumed during its next operating cycle are classified as noncurrent assets.

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

Balance at October 1, 2017	$508
Accruals for warranties issued during the period	197
Settlements made (in cash or in kind) during the period	(150)
Balance at December 31, 2017	$555

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Recently Adopted Accounting Pronouncements

In October 2016, the Financial Accounting Standards Board (“FASB”) issued guidance which eliminates the exception of recognizing, at the time of transfer, current and deferred income taxes for intercompany profits on intra-entity asset transfers other than inventory.  The Company adopted this guidance in its first quarter of its fiscal year ending September 30, 2018 using the modified retrospective approach.  The adoption resulted in a cumulative-effect adjustment to opening retained earnings of $0.4 million.  Under prior guidance, the Company maintained a non-current prepaid income tax asset on its consolidated balance sheets representing income taxes paid in the U.S. on profits realized from the sale of rental equipment to its foreign subsidiaries.  As this rental equipment was depreciated, the prepaid tax was recognized as a current income tax expense in the Company’s consolidated statement of operations.  Under the new guidance, the Company is required to recognize a deferred tax asset related to the intercompany profits realized on the sale of non-inventory assets to its subsidiaries; however, profits realized from the intercompany sale of inventories will continue to be accounted for as a prepaid income tax asset in accordance with the prior guidance.  Under the new guidance, the deferred tax asset resulting from the sale of non-inventory assets is recognized at the jurisdictional tax rate of the subsidiary which purchased the asset.  Any differences between the subsidiary’s jurisdictional tax rate and the seller’s tax rate pertaining to the intercompany profit are charged to seller’s current income tax expense at the time of the sale.  With the recent reduction in the U.S. income tax rate to 21%, and assuming that a majority of the Company’s equipment sales will continue to be made to its Canadian subsidiary having a higher statutory tax rate, the new guidance is expected to have a favorable impact on the Company’s provision for income taxes in future periods.  Due to the fact the Company has a valuation allowance against its net deferred tax assets, the adoption of this guidance had no impact upon the Company’s income tax expense for the three months ended December 31, 2017.

In March 2016, the FASB issued guidance to simplify key components of employee share-based payment accounting.  The new guidance simplifies several aspects of the accounting for share-based payment transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification of excess tax benefits from share-based payments on the statement of cash flows.  The Company adopted this guidance in the first quarter of its fiscal year ending September 30, 2018.  No cumulative effect adjustment to retained earnings was needed upon adoption as the Company has no unrecorded excess tax benefits residing in additional paid-in-capital account.  Under the prior standard, the Company was required to track and record as a component of additional paid-in capital the tax impact of cumulative windfalls, net of any shortfalls, which resulted from excess tax benefits from share-based payments. As a result, the impact of net windfalls has not historically affected the Company’s provision for income taxes or its effective income tax rate.  Under the new guidance, the Company will no longer track windfalls or shortfalls resulting from share-based payments since all future windfalls and shortfalls will be recorded as a component of the Company’s current provision for income taxes.  Depending on the magnitude of future windfalls or shortfalls, this change could significantly affect the Company’s provision for income taxes in a positive or negative direction.  Due to the fact the Company has a valuation allowance against its net deferred tax assets, the adoption of this guidance had no impact upon the Company’s income tax expense for the three months ended December 31, 2017.

In July 2015, the FASB issued guidance requiring management to measure inventory at the lower of cost or net realizable value.  Under the new guidance, net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.    Since the Company is a manufacturer and the nature of its inventory is generally unique to its designs and applications thus preventing the gathering of relevant external market data, its existing practice for calculating net realizable value under the current standard is consistent with the practice prescribed by the new guidance.  The Company adopted this standard in its first quarter of its fiscal year ending September 30, 2018. The adoption did not have a material effect upon the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

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

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

In February 2016, the FASB issued guidance requiring a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months.  Consistent with current GAAP, the recognition, measurement and presentation of expense and cash flows arising from a lease by a lessee primarily will depend on its classification of the lease as a finance or operating lease.  However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, the new guidance will also require operating leases of the lessee to be recognized on the balance sheet if the operating lease term is more than 12 months.  The guidance also requires disclosures to help investors and other financial statement users to better understand the amount, timing and uncertainty of cash flows arising from leases.  These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements.  The guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2018 and is to be applied using the modified retrospective approach.  The Company expects to adopt this standard in its first quarter of its fiscal year ending September 30, 2020.  The Company currently is not a lessee under any lease agreements with a term longer than one year.  The Company is routinely a lessor in its rental contracts with customers; however, these rental agreements are generally short-term in nature, and the Company believes would be treated as operating leases under the new guidance; however, the Company has not completed a detailed review of its lease arrangements, and these conclusions are subject to change.

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

2.   Short-term Investments

	As of December 31, 2017 (in thousands)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments
Corporate bonds	$21,739	$—	$(67)	$21,672
Government bonds	10,452	—	(39)	10,413
Total	$32,191	$—	$(106)	$32,085

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	As of September 30, 2017 (in thousands)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments
Corporate bonds	$22,829	$—	$(31)	$22,798
Government bonds	13,363	—	(24)	13,339
Total	$36,192	$—	$(55)	$36,137

  The Company’s short-term investments have contractual maturities ranging from January 2018 to January 2020.

3.   Derivative Financial Instruments

At December 31, 2017 and September 30, 2017, the Company’s Canadian subsidiary had CAN$32.7 million and CAD$26.1 million, respectively, of Canadian dollar denominated intercompany accounts payable owed to one of the Company’s U.S subsidiaries.  In order to mitigate its exposure to movements in foreign currency rates between the U.S. dollar and Canadian dollar, the Company routinely enters into foreign currency forward contracts to hedge a portion of its exposure to changes in the value of the Canadian dollar.  On December 29, 2017, the Company entered into a CAN$32.0 million 90-day hedge contract effective January 2, 2018 with a United States bank to reduce the impact on cash flows from movements in the Canadian dollar/U.S. dollar currency exchange rate, but has not been designated as a hedge for accounting purposes.  The Company’s derivative instruments had no fair value as of December 31, 2017 and September 30, 2017.

The following table summarizes the Company’s gains on derivative instruments in the consolidated statements of operations for the three months ended December 31, 2017 and 2016 (in thousands):

		Three Months Ended
Derivative Instrument	Location	December 31, 2017	December 31, 2016
Foreign Currency Forward Contracts	Other Income (Expense)	$158	$72

Amounts in the above table include realized and unrealized derivative gains and losses.

4.   Fair Value of Financial Instruments

At December 31, 2017, the Company’s financial instruments included cash and cash equivalents, short-term investments, derivative instruments, trade accounts and financing receivables and accounts payable.  Due to the short-term maturities of cash and cash equivalents, trade and other receivables and accounts payable, the carrying amounts approximate fair value on the respective balance sheet dates.

The Company measures its short-term investments and derivative instruments at fair value on a recurring basis.  The fair value measurement of the Company’s short-term investments and derivative instruments was determined using the following inputs (in thousands):

	As of December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)	Totals
Short-term investments
Corporate bonds	$23,711	$—	$—	$23,711
Government bonds	12,750	—	—	12,750
Total	$36,461	$—	$—	$36,461

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	As of September 30, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)	Totals
Short-term investments
Corporate bonds	$22,798	$—	$—	$22,798
Government bonds	13,339	—	—	$13,339
Total	$36,137	$—	$—	$36,137

5.   Trade Accounts and Financing Receivables

Trade accounts receivable are reflected in the following table (in thousands):

	December 31, 2017	September 30, 2017
Trade accounts receivable	$8,265	$10,830
Allowance for doubtful accounts	(1,254)	(1,395)
	$7,011	$9,435

The allowance for doubtful accounts represents the Company’s best estimate of probable credit losses. The Company determines the allowance based upon historical experience and a current review of its balances.  Accounts receivable balances are charged off against the allowance whenever it is probable that the receivable will not be recoverable.

Financing receivables are reflected in the following table (in thousands):

	December 31, 2017	September 30, 2017
Promissory notes	$7,062	$4,306
Sales-type lease	7,807	8,581
Total financing receivables	14,869	12,887
Unearned income:
Promissory notes	(95)	(90)
Sales-type lease	(444)	(527)
Total unearned income	(539)	(617)
Total financing receivables, net of unearned income	14,330	12,270
Allowance for doubtful promissory notes	(1,505)	(1,020)
Less current portion	(5,793)	(3,055)
Non-current financing receivables	$7,032	$8,195

During the three months ended December 31, 2017, the Company issued a $2.8 million promissory note receivable to a customer in connection with the sale of rental equipment.  Cash flows from financing receivables related to the sale of rental equipment for the three months ended December 31, 2017 of $0.9 million are presented in proceeds from the sale of used rental equipment in the consolidated statements of cash flows.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6.   Inventories

Inventories consist of the following (in thousands):

	December 31, 2017	September 30, 2017
Finished goods	$32,768	$33,690
Work in process	5,837	2,512
Raw material	68,078	70,099
Obsolescence reserve	(30,505)	(29,614)
	76,178	76,687

Less current portion	(19,994)	(20,752)
Non-current portion	$56,184	$55,935

During the three months ended December 31, 2017 and 2016, the Company made non-cash inventory transfers of $2.0 million and $0.3 million, respectively, to rental equipment.  Raw materials include semi-finished goods and component parts which totaled approximately $44.1 million and $43.2 million at December 31, 2017 and September 30, 2017, respectively.

7.   Long-Term Debt

The Company had no long-term debt outstanding at December 31, 2017 and September 30, 2017.

On March 2, 2011, the Company entered into a credit agreement with Frost Bank with borrowing availability of $50.0 million (the “Credit Agreement”).  On May 4, 2015, the Company amended the Credit Agreement which reduced its borrowing availability to $30.0 million with amounts available for borrowing determined by a borrowing base.  On October 25, 2017, the Company entered into another amendment to the Credit Agreement which extended its maturity to April 30, 2019.  The 2017 amendment also modified the borrowing base to be determined based upon certain of the Company’s assets which include (i) 80% of certain accounts receivable plus (ii) 50% of certain notes receivable (such result not to exceed $10 million) plus (iii) 25% of certain inventories (such result not to exceed $20 million) and requires the Company to maintain unencumbered liquid assets of $10 million.  The 2017 amendment also removed a requirement that the Company maintain a financial ratio that compares certain of the Company’s assets to certain of its liabilities and imposed a new financial covenant that the Company maintain a minimum amount of certain liquid assets.  As of December 31, 2017, the Company’s borrowing base was $26.6 million.  As of December 31, 2017, the amount available for borrowing was $26.3 million after consideration of $0.3 million of outstanding letters of credit.  The Company’s domestic subsidiaries have guaranteed the obligations of the Company under the Credit Agreement and such subsidiaries have secured their obligations under such guarantees by the pledge of substantially all of the assets of such subsidiaries, except real property assets.  The Company is required to make monthly interest payments on borrowed funds.  The Credit Agreement limits the incurrence of additional indebtedness, restricts the Company and its subsidiaries’ ability to pay cash dividends and contains other covenants customary in agreements of this type.  The interest rate for borrowings under the Credit Agreement is based on the Wall Street Journal prime rate, which was 4.50% at December 31, 2017.  At December 31, 2017, the Company was in compliance with all covenants under the Credit Agreement.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8.   Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following (in thousands):

	Unrealized Losses on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Totals
Balance at October 1, 2017	$(58)	$(14,172)	$(14,230)
Changes in unrealized losses on available-for-sale securities	(51)	—	(51)
Foreign currency translation adjustments	—	(205)	(205)
Balance at December 31, 2017	$(109)	$(14,377)	$(14,486)

9.   Stock-Based Compensation

During the three months ended December 31, 2017, the Company issued 138,650 shares of restricted stock under its 2014 Long Term Incentive Plan, as amended.  The weighted average grant date fair value of the restricted stock was $15.54 per share.  The grant date fair value of these awards was $2.2 million, which will be charged to expense over the next four years as the restrictions lapse.  Compensation expense for restricted stock awards was determined based on the closing market price of the Company’s stock on the date of grant applied to the total number of shares that are anticipated to fully vest.  Recipients of restricted stock awards are entitled to vote such shares and are entitled to dividends, if paid.

As of December 31, 2017, the Company had unrecognized compensation expense of $4.8 million relating to restricted stock awards.  This unrecognized compensation expense is expected to be recognized over a weighted average period of 3.1 years.  In addition, the Company had $0.3 million of unrecognized compensation expense related to nonqualified stock option awards which is expected to be recognized over a weighted average period of 1.2 years.

As of December 31, 2017, a total of 300,675 shares of restricted stock and 201,800 nonqualified stock options shares were outstanding.

10.   Loss Per Common Share

The Company applies the two -class method in calculating per share data.  The following table summarizes the calculation of net loss and weighted average common shares and common equivalent shares outstanding for purposes of the computation of loss per share (in thousands, except share and per share data):

	Three Months Ended
	December 31, 2017	December 31, 2016
Net loss	$(9,480)	$(11,705)
Less: Income allocable to unvested restricted stock	—	—
Loss available to common shareholders	(9,480)	(11,705)
Reallocation of participating earnings	—	—
Loss attributable to common shareholders for diluted earnings per share	$(9,480)	$(11,705)
Weighted average number of common share equivalents:
Common shares used in basic loss per share	13,202,384	13,094,809
Common share equivalents outstanding related to stock options	—	—
Total weighted average common shares and common share equivalents used in diluted loss per share	13,202,384	13,094,809
Loss per share:
Basic	$(0.72)	$(0.89)
Diluted	$(0.72)	$(0.89)

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

For the calculation of diluted loss per share for the three months ended December 31, 2017 and 2016, 201,800 and 206,300 stock options, respectively, were excluded in the calculation of weighted average shares outstanding as a result of their impact being antidilutive.

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

The following table summarizes the Company’s segment information (in thousands):

	Three Months Ended
	December 31, 2017	December 31, 2016
Revenue:
Seismic	$8,039	$9,406
Non-Seismic	6,454	5,736
Corporate	151	143
Total	$14,644	$15,285

Income (loss) from operations:
Seismic	$(7,673)	$(9,453)
Non-Seismic	1,029	1,052
Corporate	(2,961)	(2,910)
Total	$(9,605)	$(11,311)

13.   Income Taxes

The Company’s effective tax rate for the three months ended December 31, 2017 was impacted by the Tax Cuts and Jobs Act (“the Act”), which was enacted into law on December 22, 2017.  Income tax effects resulting from changes in tax laws are accounted for by the Company in accordance with the authoritative guidance, which requires that these tax effects be recognized in the period in which the law is enacted and the effects are recorded as a component of provision for income taxes from continuing operations. As a result, the Company made changes to its provision for income tax resulting from the enactment of the Act for the three months ended December 31, 2017.

The Act includes significant changes to the U.S. corporate income tax system which reduces the U.S. federal corporate tax rate from 35.0% to 21.0% as of January 1, 2018; shifts to a modified territorial tax regime which requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred; and creates new taxes on certain foreign-sourced earnings.  The decrease in the U.S. federal corporate tax rate from 35.0% to 21.0% results in a blended statutory tax rate of 24.5% for the Company’s fiscal year ending September 30, 2018. The new taxes for certain foreign-sourced earnings under the Act are effective for the Company after the fiscal year ending September 30, 2018.

The Company is currently in the early stages of evaluating the impact of the Act on its consolidated financial statements.  Based on the Company’s initial assessments to date, it expects the one-time transition tax on certain foreign earnings and profits to have a minimal cash impact since it anticipates that it will be able to utilize existing net operating loss carryforwards to substantially offset any taxes payable on foreign earnings and profits.  Additionally, the Company has adjusted its U.S. gross deferred tax assets and

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

liabilities to the new 21% statutory tax rate; however, it also recorded a corresponding adjustment to a valuation allowance which resulted in no net impact to deferred tax assets or provision for income taxes.  Except for the adjustments referred to above,  the Company has not recorded any income tax effects of the Act in its consolidated financial statements (including any provisional amounts) because it does not yet have the necessary information available, prepared or analyzed in reasonable detail to complete the applicable accounting.

The Company’s effective tax rates for the three months ended December 31, 2017 and 2016 were (0.1)% and (9.6)% , respectively.  The United States statutory rate for the three months ended December 31, 2017 and 2016 was 24.5% (blended) and 35%, respectively.  Compared to the United States statutory rate, the lower effective tax rates resulted primarily from the provision of a valuation allowance against the Company’s U.S. and Canadian deferred tax assets due to the uncertainty surrounding the Company’s ability to utilize such deferred tax assets in the future to offset taxable income.

14.   Exit and Disposal Activities

In December 2017, the Company initiated a program to reduce operating costs in light of expected and continuing low levels of seismic product demand.  The program is expected to produce approximately $6 million of annualized cash savings.  The majority of the cost reductions were realized through a reduction of over 60 employees from the Company’s Houston area workforce.   In connection with the workforce reductions, the Company incurred $0.7 million of termination costs in its first quarter of fiscal year 2018.  The termination costs were recorded to both cost of revenue and operating expenses in the consolidated statement of operations.  No further termination costs are expected and there are no outstanding liabilities related to this program as of December 31, 2017.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the major elements of our consolidated financial statements.  You should read this discussion and analysis together with our consolidated financial statements, including the accompanying notes, and other detailed information appearing elsewhere in this Quarterly Report on Form 10-Q and our annual report on Form 10-K for the year ended September 30, 2017.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein, if any, contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “intend”, “expect”, “plan”, “budget”, “forecast”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue”, “evaluating” or similar words.  Statements that contain these words should be read carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other forward-looking information.  Examples of forward-looking statements include, among others, statements that we make regarding our expected operating results, the adoption and sale of our products in various geographic regions, anticipated levels of capital expenditures and the sources of funding therefore, and our strategy for growth, product development, market position, financial results and the provision of accounting reserves.  These forward-looking statements reflect our best judgment about future events and trends based on the information currently available to us.  However, there will likely be events in the future that we are not able to predict or control. The factors listed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, as well as other cautionary language in such Annual Report and this Quarterly Report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.  Such examples include, but are not limited to, decreases in commodity price levels, which could reduce demand for our products, the failure of our products to achieve market acceptance, despite substantial investment by us, our sensitivity to short term backlog, delayed or cancelled customer orders, product obsolescence resulting from poor industry conditions or new technologies, bad debt write-offs associated with customer accounts, and any negative impact from our restatement of our financial statements regarding current assets.  The occurrence of the events described in these risk factors and elsewhere in this Quarterly Report on Form 10-Q could have a material adverse effect on our business, results of operations and financial position, and actual events and results of operations may vary materially from our current expectations.  We assume no obligation to revise or update any forward-looking statement, whether written or oral, that we may make from time to time, whether as a result of new information, future developments or otherwise.

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

We have engaged in the seismic instrument and equipment business since 1980 and market our products primarily to the oil and gas industry.  Demand for our products has been, and will likely continue to be, vulnerable to downturns in the economy and the oil and gas industry in general.  For more information, please refer to the risks discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

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

Wireless Products

We have developed a land-based wireless (or nodal) seismic data acquisition system called the GSX.  Rather than utilizing interconnecting cables as required by most traditional land data acquisition systems, each GSX station operates as an independent data collection system, allowing our GSX stations to be deployed in virtually unlimited channel configurations.  As a result, our GSX system requires less maintenance, which we believe allows our customers to operate more effectively and efficiently because of its reduced environmental impact, lower weight and ease of operation.  Our GSX system is designed into configurations ranging from one to four channels per station.  Since its introduction in 2008 and through December 31, 2017, we have sold 417,000 GSX channels and we have 64,000 GSX channels in our rental fleet.  We expect to make additional investments in our GSX rental fleet in fiscal year 2018 to replenish a sale of used GSX rental equipment in the fourth quarter of fiscal year 2017.

We have also developed a marine-based wireless seismic data acquisition system called the OBX.  Similar to our GSX land-based wireless system, the marine OBX system can be deployed in virtually unlimited channel configurations and does not require interconnecting cables between each station.  Our deep water versions of the OBX system can be deployed in depths of up to 3,450 meters.  Through December 31, 2017, we have sold approximately 600 OBX stations and we have 6,700 OBX stations in our rental fleet.

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

We have not delivered nor did we receive orders for any permanent reservoir monitoring systems during fiscal year 2017 or during the first three months of fiscal year 2018.

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

Consolidated Results of Operations

We report and evaluate financial information for two segments: Seismic and Non-Seismic.  Summary financial data by business segment follows (in thousands):

	Three Months Ended
	December 31, 2017	December 31, 2016
Seismic
Traditional exploration product revenue	$3,790	$2,570
Wireless exploration product revenue	3,631	6,323
Reservoir product revenue	618	513
Total revenue	8,039	9,406
Operating loss	(7,673)	(9,453)
Non-Seismic
Industrial product revenue	3,676	3,079
Imaging product revenue	2,778	2,657
Total revenue	6,454	5,736
Operating income	1,029	1,052
Corporate
Revenue	151	143
Operating loss	(2,961)	(2,910)
Consolidated Totals
Revenue	14,644	15,285
Operating loss	(9,605)	(11,311)

Overview

Early in calendar year 2014, we began to experience a softening in the demand for our seismic exploration products, particularly in North America, as capital budgets for oil and gas producers were trending away from exploration-focused activities toward production and exploitation activities.  During this period oil production in North America’s unconventional shale reservoirs increased, as did oil production from other non-OPEC countries, resulting in an oversupply of crude oil in the world market.  Market prices for a barrel of crude oil declined from over $100 in July 2014 to approximately $27 in January 2016, and have recovered somewhat to approximately $64 today.  With this decline in oil and natural gas prices, oil and gas exploration and production companies experienced a significant reduction in cash flows, which resulted in sharp reductions in their capital spending budgets for oil and gas exploration-focused activities, including seismic activities.  We expect revenue from our seismic products, and in particular our traditional and wireless products, to remain low until crude oil prices stabilize at higher levels and exploration-focused industry conditions improve.  We expect these challenging industry conditions to continue to negatively impact the demand for our seismic products throughout fiscal year 2018.

In September 2017, we were notified by a previous PRM system customer that it was in the process of requesting quotes for two new PRM systems which must utilize fiber optic sensor technology.  Since our PRM designs utilize electrical sensor technology, we did not participate with a quotation for the design and manufacture of these PRM systems.  We believe that our PRM system designs, which utilize electrical sensor technology, provide the best long-term functionality and performance of any PRM system, and we continue to aggressively market our PRM systems to major oil and gas companies.  However, the occurrence of this notice, combined with the absence of any new PRM orders of any technology type since November 2012, have caused us to provide additional obsolescence reserves for a substantial portion of our PRM inventories, and we concluded a triggering event occurred and performed an impairment assessment on certain heavy equipment used for the manufacturing of PRM systems, which resulted in an impairment.  Specific to our PRM inventories and manufacturing equipment, we recorded obsolescence reserves of $5.1 million and impairment expense of $5.3 million, respectively, in the fourth quarter of our fiscal year ended September 30, 2017.

In December 2017, we initiated a program to reduce operating costs in light of expected and continuing low levels of seismic product demand.  The program is expected to produce approximately $6 million of annualized cash savings.  The majority of the cost reductions were realized through a reduction of over 60 employees from our Houston area workforce.  In connection with the workforce reductions, we incurred $0.7 million of termination costs in our first quarter of fiscal year 2018.  The termination costs were recorded to both cost of revenue and operating expenses in the consolidated statement of operations.  No further termination costs are expected and there are no outstanding liabilities related to this program as of December 31, 2017.

Three months ended December 31, 2017 compared to the three months ended December 31, 2016

Consolidated revenue for the three months ended December 31, 2017, decreased $0.6 million, or 4.2%, from the corresponding period of the prior fiscal year.  The decrease in revenue for the three months ended December 31, 2017 was primarily due to a decrease in wireless exploration rental revenue in our seismic business segment.

Consolidated gross profit (loss) for the three months ended December 31, 2017 was a loss of ($1.0) million, compared to a loss of ($3.3) million for the corresponding period of prior fiscal year.  The improvement in gross profit (loss) for the three months ended December 31, 2017 was primarily the result of a decrease in inventory obsolescence and rental equipment depreciation expenses.  These improvements were partially offset by a decrease in wireless exploration rental revenue.  Until seismic product demand increases to historical norms, we expect our consolidated gross margins to remain low.

In light of current market conditions, our seismic product inventories at December 31, 2017 far exceed levels considered appropriate for the current level of product demand.  While we are aggressively working to reduce these legacy inventory balances, we have also added new inventories for recent product developments and other product demand.  During periods of excessive inventory levels, our policy has been, and will continue to be, to record obsolescence expense in our consolidated income statement as we experience reduced levels of inventory turnover and as our inventories continue to age.  If current market conditions continue, we expect to record additional inventory obsolescence expense in fiscal year 2018 and beyond until seismic product demand and resulting seismic inventory turnover returns to acceptable levels.

Consolidated operating expenses for the three months ended December 31, 2017 were $8.6 million, an increase of $0.7 million, or 8.2%, from the corresponding period of the prior fiscal year.  This increase was primarily due to a $0.8 million increase in bad debt expense.  Excluding the change in bad debt, consolidated operating expense declined by $0.1 million due to a reduction is stock-based compensation expenses and partially offset by termination costs.

Consolidated other income for the three months ended December 31, 2017 was $131,000, an increase of $91,000 from the corresponding period of the prior fiscal year.  The increase for the three months ended December 31, 2017 was primarily due to an increase in interest income resulting from increased financing receivables.

Consolidated income tax expense for the three months ended December 31, 2017 was $6,000 compared to $0.4 million for the corresponding period of the prior fiscal year.  Our effective tax rates for the three months ended December 31, 2017 and 2016 were (0.1)% and (9.6)%, respectively.  The United States statutory tax rate for the three months ended December 31, 2017 and 2016 were 24.5% (blended) and 35%, respectively.  Compared to the United States statutory rate, the lower effective tax rates for the three months ended December 31, 2017 and 2016 primarily resulted from our inability to recognize any tax benefits for the tax losses we incurred in the U.S. and Canada due to the uncertainty surrounding our ability to utilize these losses in the future to offset taxable income.

Seismic Products

Revenue

Revenue from our seismic products for the three months ended December 31, 2017 decreased $1.4 million, or 14.5%, from the corresponding period of the prior fiscal year.  The components of this decrease include the following:

•

Traditional Exploration Product Revenue – For the three months ended December 31, 2017, revenue from our traditional products increased $1.2 million, or 47.5% from the corresponding period of the prior fiscal year.  The increase was due to an increase in certain specialty sensor product sales and the sale of sensors from our rental fleet.

•

Wireless Exploration Product Revenue – For the three months ended December 31, 2017, revenue from our wireless exploration products decreased by $2.7 million, or 42.6%, from the corresponding period of the prior fiscal year.  The decrease was primarily due to a large OBX rental contract that was active during the three months ended December 31, 2016. This decrease was partially offset by increased sales of our GSX wireless products from our rental fleet.

•

Reservoir Product Revenue – For the three months ended December 31, 2017, revenue from our reservoir products increased $0.1 million, or 20.5%, from the corresponding period of the prior fiscal year.  The increase was primarily due to higher demand for our borehole and other products, and increased service revenues.

Operating Loss

Despite decreased revenues, our operating loss associated with our seismic products for the three months ended December 31, 2017 decreased $1.8 million, or 18.9%, from the corresponding period of the prior year.  The decrease in operating loss was primarily due to a decrease in inventory obsolescence and rental equipment depreciation expenses.  These decreases were partially offset by lower wireless exploration rental revenue.

Non-Seismic Products

Revenue

Revenue from our non-seismic products for the three months ended December 31, 2017 increased $0.7 million, or 12.5%, from the corresponding period of the prior fiscal year.  The components of this increase included the following:

•

Industrial Product Revenue – For the three months ended December 31, 2017, revenue from our industrial products increased $0.6 million, or 19.4% from the corresponding period of the prior fiscal year.  The increase was primarily attributable to higher demand for our water meter products.

•

Imaging Product Revenue – For the three months ended December 31, 2017, revenue from our imaging products increased $0.1 million, or 4.6%, from the corresponding period of the prior fiscal year.  The increase was primarily due to higher demand for our equipment and film products.

Operating Income

Our operating income associated with sales of our non-seismic products for the three months ended December 31, 2017 declined $23,000 from the corresponding period of the prior fiscal year.  The decline resulted from reduced gross profit margins due to higher manufacturing costs, and increased operating expenses resulting from increased sales and marketing expenses.

Liquidity and Capital Resources

At December 31, 2017, we had approximately $13.9 million in cash and cash equivalents and $32.1 million in short-term investments.  For the three months ended December 31, 2017, we used $5.8 million of cash in operating activities.  Our net loss of $9.1 million was offset by (i) net non-cash charges of $5.9 million from deferred income taxes, depreciation, accretion, inventory obsolescence, stock-based compensation and bad debts, (ii) a $2.6 million decrease in trade accounts receivable resulting from the timing of collections from customers, and (iii) a $0.7 million increase in accounts payable primarily due to an increase in inventories and the timing of payments to suppliers. Other uses of cash in our operations included (i) a $2.9 increase in inventories for the replenishment of rental equipment sold to customers and the purchase of raw materials for new product production and (ii) the removal of a $2.6 million gross profit from the sale of used rental equipment since such gross profit is reflected in the proceeds from the sale of used rental equipment under investing activities.

For the three months ended December 31, 2017, we generated cash of $4.8 million from investing activities.  Sources of cash included (i) $4.0 million of net proceeds from the sale of short-term investments and (ii) $1.0 million of proceeds from the sale of rental equipment.  These sources of cash were partially offset by an investment of $0.2 million in property, plant and equipment.   We estimate total fiscal year 2018 cash investments in property, plant and equipment will be approximately $3 million.  We expect fiscal year 2018 cash investments into our rental fleet to be approximately $2 million in order to replenish land-based wireless rental fleet equipment recently sold to customers.  Our capital expenditures are expected to be funded from our cash on hand, internal cash flow or, if necessary, from borrowings under our credit agreement.

For the three months ended December 31, 2017, we had no cash flows from financing activities.  We had no long-term debt outstanding throughout the fiscal year ended September 30, 2017 or for the three months ended December 31, 2017.

While crude oil prices have recently increased to their highest level in three years, the current level of crude oil prices remain significantly below the peak price levels seen in 2014.  These lower crude oil prices combined with an ample supply of crude oil in the world market do not support the investment required by many exploration and production companies to explore and develop new frontier areas for oil and gas development and production.  In addition, many smaller exploration and production companies are under-capitalized and their capital spending budgets for exploration-focused activities, including seismic activities, are financial restrained.  As a result, our seismic business segment continues to experience lower levels of product orders and associated revenue, resulting in substantial operating losses and the continued depletion of our cash balances.  Due to the uncertainty concerning a recovery of crude oil prices to levels capable of sustaining increased seismic exploration activities, we expect these depressed seismic market conditions to continue through fiscal year 2018.

Our available cash, cash equivalents and short-term investments totaled $46.0 million at December 31, 2017, including $8.4 million of cash and cash equivalents held by our foreign subsidiaries and branch offices.  In light of the Tax Cuts and Jobs Act signed into law on December 22, 2017 which requires companies to pay a one-time transition tax on undistributed earnings of foreign subsidiaries, we are currently re-evaluating our prior intent to permanently reinvest these undistributed earnings.  If we were to repatriate the cash held by our foreign subsidiaries, we would be required to accrue and pay taxes on any amounts repatriated.

Our credit agreement allows for borrowings of up to $30.0 million with such amounts available for borrowing determined by a borrowing base.  In October 2017, we extended the maturity of the credit agreement from May 2018 to April 2019.  At December 31, 2017, we had no outstanding borrowings under the credit agreement and, after consideration of $0.3 million of outstanding letters of credit, our borrowing availability under the credit facility was $26.3 million.  At December 31, 2017, we were in compliance with all covenants under the credit agreement.  We currently do not anticipate the need to borrow under the credit agreement; however, we can make no assurance that we will not do so.

In fiscal years 2016 and 2017, we received income tax refunds of $18.3 million and $12.8 million, respectively, from the U.S. Department of Treasury.  These refunds were a result of the significant tax losses we experienced in fiscal year 2016 and 2015, which we elected to carryback and recoup taxes previously paid.  For U.S. income tax purposes, we are now in a loss carryforward position in regards to our tax losses for fiscal year 2017 and beyond.  As a result, we will not receive any additional U.S. federal income tax refunds as a result of our current tax losses.  The tax refunds we received in fiscal years 2016 and 2017 have been significant contributors to our overall liquidity.  In the absence of future profitable results of operations, we may need to rely on other sources of liquidity to fund our future operating results, including liquidating short-term investments, executed rental contracts, available borrowings under our credit agreement through its expiration in April 2019, leveraging or sale of real estate assets, sales of rental assets and other liquidity sources which may be available to us.  However, currently we believe that our cash and short-term investment balances will be sufficient to finance our operating losses and planned capital expenditures through December 2018.

Critical Accounting Policies

During the three months ended December 31, 2017, there has been no material change to our critical accounting policies discussed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 other than the adoption of Accounting Standards Update 2016-09, “Improvements to Employee Share-Based Payment Accounting” and 2016-16, “Accounting for Income Taxes:  Intra-Entity Transfers of Assets Other Than Inventory”.

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

Foreign Currency and Operations Risk

One of our wholly-owned subsidiaries, Geospace Technologies Eurasia, is located in the Russian Federation.  In addition, we operate a branch office, Geospace Technologies Sucursal Sudamericana, in Colombia.  Our financial results for these entities may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions or changes in the political climate.  Our consolidated balance sheet at December 31, 2017 reflected approximately USD $6.0 million and USD $0.2 million of foreign currency denominated net working capital related to our Russian and Colombian operations, respectively.  Both of these entities receive a portion of their revenue and pay a majority of their expenses primarily in their local currency.  To the extent that transactions of these entities are settled in their local currency, a devaluation of these currencies versus the U.S. dollar could reduce any contribution from these entities to our consolidated results of operations and total comprehensive income as reported in U.S. dollars.  We do not hedge the market risk with respect to our operations in these countries; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of such currencies versus U.S. dollars to the extent such disruptions result in any reduced valuation of these foreign entities’ net working capital or future contributions to our consolidated results of operations.  At December 31, 2017, the foreign exchange rate for $1.00 (one U.S. dollar) was equal to approximately 57.61 Russian Rubles and 2,973 Colombian Pesos, respectively.  If the value of the U.S. dollar were to strengthen by ten percent against these foreign currencies, our working capital in the Russian Federation and in Colombia would decline by USD $0.6 million and USD $20,000, respectively.

Foreign Currency Intercompany Accounts and Notes Receivable

From time to time, we may provide access to capital to our foreign subsidiaries through U.S. dollar denominated interest bearing promissory notes.  Such funds are generally used by our foreign subsidiaries to purchase capital assets and for general working capital needs.  In addition, we sell products to our foreign subsidiaries on trade credit terms in both U.S. dollars and in the subsidiary’s local currency.  At December 31, 2017, we had outstanding Canadian-dollar denominated intercompany accounts receivable of CAN $33.6 million, which we consider to be of a short-term nature.  The appreciation or devaluation of the Canadian dollar against the U.S. dollar will result in a gain or loss, respectively, to our consolidated statement of operations.  At December 31, 2017, the foreign exchange rate for USD $1.00 was equal to approximately CAN $1.26.  On December 29, 2017 we entered into a CAN $32.0 million 90-day hedge agreement effective January 2, 2018 with a United States bank to hedge a portion of our Canadian dollar foreign exchange rate exposure, resulting in an under-hedged position of approximately CAN $1.6 million.  At December 31, 2017, if the U.S. dollar exchange rate were to strengthen by ten percent against the Canadian dollar, we would recognize a foreign exchange loss of USD $0.1 million in our consolidated financial statements.

Floating Interest Rate Risk

Our credit agreement contains a floating interest rate which subjects us to the risk of increased interest costs associated with any upward movements in bank market interest rates.  Under our credit agreement our borrowing interest rate is the Wall Street Journal prime rate, which was 4.50% at December 31, 2017.  As of December 31, 2017 and September 30, 2017, there were no borrowings outstanding under our credit agreement.

Item 4.   Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  Notwithstanding the foregoing, there can be no assurance that our disclosure controls and procedures will detect or uncover all failures of persons within our company and consolidated subsidiaries to report material information otherwise required to be set forth in our reports.

In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including the CEO and CFO, as of December 31, 2017, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2017.

Changes in Internal Control over Financial Reporting

We previously reported a material weakness in our internal control over financial reporting.  As of September 30, 2017, we did not maintain effective controls concerning our classification of current assets with respect to inventories.  We determined that a portion of our inventories should have been classified as noncurrent assets, as all inventories were not reasonably expected to be realized in cash, sold or consumed during our next operating cycle.

This error was subsequently identified and corrected, and resulted in a restatement to the consolidated balance sheets as of September 30, 2016 and 2015 and as of December 31, 2016, March 31, 2017 and June 30, 2017, which was included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.  The error had no impact upon previously reported total assets, total liabilities, revenues, net loss, net loss per share, or cash flows.

To remediate the material weakness described above we have designed and implemented a quarterly control to determine the value of inventories expected to be realized in cash, sold or consumed during the next operating cycle.  This control, which encompasses a review by senior management, utilizes a combination of forecasts and historical trends to determine our future expected inventory utilization.

We believe that this measure remediates the material weakness identified and strengthens our internal controls over financial reporting.

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

10.1

Fourth Amendment to Loan Agreement dated October 25, 2017 among Geospace Technologies Corporation, as borrower, certain subsidiaries of Geospace Technologies Corporation, as guarantors, and Frost Bank, as lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 27, 2017).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data file.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEOSPACE TECHNOLOGIES CORPORATION

Date:	February 7, 2018	By:	/s/ Walter R. Wheeler
Walter R. Wheeler, President
and Chief Executive Officer
(duly authorized officer)

Date:	February 7, 2018	By:	/s/ Thomas T. McEntire
Thomas T. McEntire, Vice President
and Chief Financial Officer
(principal financial officer)