Form 10-Q
period 2018-03-31
GEOSPACE TECHNOLOGIES CORP
filed 2018-05-04
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2018 OR

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

Yes    No    X

There were 13,577,916 shares of the Registrant’s Common Stock outstanding as of the close of business on April 30, 2018.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except share amounts)

(unaudited)

	March 31, 2018	September 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$14,179	$15,092
Short-term investments	26,462	36,137
Trade accounts receivable, net	12,530	9,435
Financing receivables	5,036	3,055
Income tax receivable	975	273
Inventories	21,834	20,752
Prepaid expenses and other current assets	1,452	1,623
Total current assets	82,468	86,367

Rental equipment, net	19,704	16,462
Property, plant and equipment, net	35,750	37,399
Non-current inventories	48,846	55,935
Deferred income tax assets, net	317	259
Non-current financing receivables, net	6,166	8,195
Prepaid income taxes	48	450
Other assets	213	629
Total assets	$193,512	$205,696

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable trade	$4,922	$2,599
Accrued expenses and other current liabilities	5,300	6,338
Deferred revenue	533	1,568
Total current liabilities	10,755	10,505

Deferred income tax liabilities	46	37
Total liabilities	10,801	10,542

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 13,578,916 and 13,438,316 shares issued and outstanding	136	134
Additional paid-in capital	85,103	83,733
Retained earnings	110,957	125,517
Accumulated other comprehensive loss	(13,485)	(14,230)
Total stockholders’ equity	182,711	195,154
Total liabilities and stockholders’ equity	$193,512	$205,696

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Revenue:
Products	$14,044	$14,775	$27,469	$25,072
Rental equipment	5,203	5,783	6,422	10,771
Total revenue	19,247	20,558	33,891	35,843
Cost of revenue:
Products	14,205	18,799	27,448	33,635
Rental equipment	3,043	4,317	5,412	8,093
Total cost of revenue	17,248	23,116	32,860	41,728

Gross profit (loss)	1,999	(2,558)	1,031	(5,885)
Operating expenses:
Selling, general and administrative	4,785	5,026	9,914	10,120
Research and development	2,430	3,412	5,588	6,784
Bad debt expense (recovery)	6	64	356	(418)
Total operating expenses	7,221	8,502	15,858	16,486

Loss from operations	(5,222)	(11,060)	(14,827)	(22,371)

Other income (expense):
Interest expense	(127)	(8)	(191)	(16)
Interest income	279	137	542	268
Foreign exchange losses, net	(306)	(215)	(349)	(281)
Other, net	(29)	(16)	(54)	(33)
Total other expense, net	(183)	(102)	(52)	(62)

Loss before income taxes	(5,405)	(11,162)	(14,879)	(22,433)
Income tax expense (benefit)	(676)	341	(670)	775
Net loss	$(4,729)	$(11,503)	$(14,209)	$(23,208)

Loss per common share:
Basic	$(0.36)	$(0.88)	$(1.07)	$(1.77)
Diluted	$(0.36)	$(0.88)	$(1.07)	$(1.77)

Weighted average common shares outstanding:
Basic	13,264,710	13,146,330	13,233,205	13,120,286
Diluted	13,264,710	13,146,330	13,233,205	13,120,286

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Net loss	$(4,729)	$(11,503)	$(14,209)	$(23,208)
Other comprehensive income (loss), net of tax
Change in unrealized gains (losses) on available-for-sale securities	(38)	11	(89)	(51)
Foreign currency translation adjustments	1,039	1,353	834	1,047
Total other comprehensive income, net of tax	1,001	1,364	745	996
Total comprehensive loss	$(3,728)	$(10,139)	$(13,464)	$(22,212)

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	March 31, 2018	March 31, 2017
Cash flows from operating activities:
Net loss	$(14,209)	$(23,208)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income tax benefit	(40)	(14)
Rental equipment depreciation	4,519	6,905
Property, plant and equipment depreciation	2,105	2,596
Accretion of discounts on short-term investments	24	30
Stock-based compensation expense	1,344	2,844
Bad debt expense (recovery)	356	(418)
Inventory obsolescence expense	3,297	8,397
Gross profit from sale of used rental equipment	(4,187)	(1,531)
Gain on disposal of property, plant and equipment	(25)	—
Realized loss on short-term investments	1	2
Effects of changes in operating assets and liabilities:
Trade accounts receivable	(2,943)	244
Income tax receivable	(701)	12,831
Inventories	(4,613)	1,176
Prepaid expenses and other current assets	179	39
Prepaid income taxes	49	778
Accounts payable trade	2,320	(12)
Accrued expenses and other	89	(2,251)
Deferred revenue	60	(11)
Income tax payable	—	(117)
Net cash provided by (used in) operating activities	(12,375)	8,280

Cash flows from investing activities:
Purchase of property, plant and equipment	(495)	(343)
Proceeds from sale of property and equipment	200	—
Investment in rental equipment	(1,643)	(140)
Proceeds from the sale of used rental equipment	3,904	2,439
Purchases of short-term investments	(3,755)	(5,251)
Proceeds from the sale of short-term investments	13,321	3,814
Net cash provided by investing activities	11,532	519

Cash flows from financing activities:
Proceeds from the exercise of stock options	19	50
Net cash provided by financing activities	19	50

Effect of exchange rate changes on cash	(89)	196
Increase (decrease) in cash and cash equivalents	(913)	9,045
Cash and cash equivalents, beginning of fiscal year	15,092	10,262
Cash and cash equivalents, end of fiscal period	$14,179	$19,307

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.   Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet of Geospace Technologies Corporation and its subsidiaries (the “Company”) at September 30, 2017 was derived from the Company’s audited consolidated financial statements at that date.  The consolidated balance sheet at March 31, 2018 and the consolidated statements of operations, comprehensive loss and the consolidated statements of cash flows for the three and six months ended March 31, 2018 and 2017 were prepared by the Company without audit.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows were made.  The results of operations for the three and six months ended March 31, 2018 are not necessarily indicative of the operating results for a full year or of future operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity at the time of purchase of three months or less to be cash equivalents.  Cash and cash equivalents include $8.1 million held by the Company’s foreign subsidiaries and branch offices.  If the Company were to repatriate the cash held by its foreign subsidiaries, it would be required to accrue and pay taxes on any amount repatriated.

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

Inventories

The Company records a write-down of its inventories when the cost basis of any manufactured product, including any estimated future costs to complete the manufacturing process, exceeds its net realizable value.  Inventories are stated at the lower of cost or net realizable value.  Cost is determined on the first-in, first-out method, except that certain of the Company’s foreign subsidiaries use an average cost method to value their inventories.

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

Balance at October 1, 2017	$508
Accruals for warranties issued	644
Settlements made (in cash or in kind)	(383)
Balance at March 31, 2018	$769

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Recently Adopted Accounting Pronouncements

In October 2016, the Financial Accounting Standards Board (“FASB”) issued guidance which eliminates the exception of recognizing, at the time of transfer, current and deferred income taxes for intercompany profits on intra-entity asset transfers other than inventory.  The Company adopted this guidance in its first quarter of its fiscal year ending September 30, 2018 using the modified retrospective approach.  The adoption resulted in a cumulative-effect charge to opening retained earnings of $0.4 million.  Under prior guidance, the Company maintained a non-current prepaid income tax asset on its consolidated balance sheets representing income taxes paid in the U.S. on profits realized from the sale of rental equipment to its foreign subsidiaries.  As this rental equipment was depreciated, the prepaid tax was recognized as a current income tax expense in the Company’s consolidated statement of operations.  Under the new guidance, the Company is required to recognize a deferred tax asset related to the intercompany profits realized on the sale of non-inventory assets to its subsidiaries; however, profits realized from the intercompany sale of inventories will continue to be accounted for as a prepaid income tax asset in accordance with the prior guidance.  Under the new guidance, the deferred tax asset resulting from the sale of non-inventory assets is recognized at the jurisdictional tax rate of the subsidiary which purchased the asset.  Any differences between the subsidiary’s jurisdictional tax rate and the seller’s tax rate pertaining to the intercompany profit are charged to seller’s current income tax expense at the time of the sale.  With the recent reduction in the U.S. income tax rate to 21%, and assuming that a majority of the Company’s future intercompany equipment sales will continue to be made to its Canadian subsidiary having a higher statutory tax rate, the new guidance is expected to have a favorable impact on the Company’s provision for income taxes in future periods.  Due to the fact the Company has a valuation allowance against most of its net deferred tax assets, the adoption of this guidance had no impact upon the Company’s income tax expense for the three and six months ended March 31, 2018.

In March 2016, the FASB issued guidance to simplify key components of employee share-based payment accounting.  The new guidance simplifies several aspects of the accounting for share-based payment transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification of excess tax benefits from share-based payments on the statement of cash flows.  The Company adopted this guidance in the first quarter of its fiscal year ending September 30, 2018.  No cumulative effect adjustment to retained earnings was needed upon adoption since the Company had no unrecorded excess tax benefits residing in its additional paid-in-capital account.  Under the prior standard, the Company was required to track and record as a component of additional paid-in capital the tax impact of cumulative windfalls, net of any shortfalls, which resulted from excess tax benefits from share-based payments. As a result, the impact of net windfalls has not historically affected the Company’s provision for income taxes or its effective income tax rate.  Under the new guidance, the Company will no longer track windfalls or shortfalls resulting from share-based payments since all future windfalls and shortfalls will be recorded as a component of the Company’s current provision for income taxes.  Depending on the magnitude of future windfalls or shortfalls, this change could significantly affect the Company’s provision for income taxes in a positive or negative direction.  Since the Company had a valuation allowance against the value of its cumulative U.S. net operating losses, the adoption of this guidance had no impact upon the Company’s income tax expense for the three and six months ended March 31, 2018.

In July 2015, the FASB issued guidance requiring management to measure inventory at the lower of cost or net realizable value.  Under the new guidance, net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.    Since the Company is a manufacturer and the nature of its inventory is generally unique to its designs and applications thus preventing the gathering of relevant external market data, its existing practice for calculating net realizable value under the current standard is consistent with the practice prescribed by the new guidance.  The Company adopted this standard in its first quarter of its fiscal year ending September 30, 2018. The adoption of this guidance had no impact upon the Company’s consolidated financial statements.

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

2.   Short-term Investments

	As of March 31, 2018 (in thousands)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate bonds	$17,503	$—	$(109)	$17,394
Government bonds	9,103	—	(35)	9,068
Total	$26,606	$—	$(144)	$26,462

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	As of September 30, 2017 (in thousands)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate bonds	$22,829	$—	$(31)	$22,798
Government bonds	13,363	—	(24)	13,339
Total	$36,192	$—	$(55)	$36,137

  The Company’s short-term investments have contractual maturities ranging from April 2018 to January 2020.

3.   Derivative Financial Instruments

At March 31, 2018 and September 30, 2017, the Company’s Canadian subsidiary had CAN$41.1 million and CAD$26.1 million, respectively, of Canadian dollar denominated intercompany accounts payable owed to one of the Company’s U.S subsidiaries.  In order to mitigate its exposure to movements in foreign currency rates between the U.S. dollar and Canadian dollar, the Company routinely enters into foreign currency forward contracts to hedge a portion of its exposure to changes in the value of the Canadian dollar.  On March 28, 2018, the Company entered into two short-term hedge contracts totaling $30.0 million Canadian dollars with a United States bank to reduce the impact on cash flows from movements in the Canadian dollar/U.S. dollar currency exchange rate, but have not been designated as hedges for accounting purposes.

The following table summarizes the gross fair value of all derivative instruments, which are not designated as hedging instruments and their location in the consolidated balance sheets (in thousands).

Derivative Instrument	Location	March 31, 2018	September 30, 2017
Foreign Currency Forward Contracts	Accrued Expenses and Other Current Liabilities	$55	$—

The following table summarizes the Company’s gains on derivative instruments in the consolidated statements of operations for the three and six month periods ended March 31, 2018 and 2017 (in thousands):

		Three Months Ended		Six Months Ended
Derivative Instrument	Location	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Foreign Currency Forward Contracts	Other Income (Expense)	$733	$(44)	$575	$28

Amounts in the above table include realized and unrealized derivative gains and losses.

4.   Fair Value of Financial Instruments

At March 31, 2018, the Company’s financial instruments included cash and cash equivalents, short-term investments, derivative instruments, trade accounts and financing receivables and accounts payable.  Due to the short-term maturities of cash and cash equivalents, trade and other receivables and accounts payable, the carrying amounts approximate fair value on the respective balance sheet dates.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company measures its short-term investments and derivative instruments at fair value on a recurring basis.  The fair value measurement of the Company’s short-term investments and derivative instruments was determined using the following inputs (in thousands):

	As of March 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)	Totals
Short-term investments:
Corporate bonds	$17,394	$—	$—	$17,394
Government bonds	9,068	—	—	9,068
Foreign currency forward contracts	—	(55)	—	(55)
Total	$26,462	$(55)	$—	$26,407

	As of September 30, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)	Totals
Short-term investments:
Corporate bonds	$22,798	$—	$—	$22,798
Government bonds	13,339	—	—	$13,339
Total	$36,137	$—	$—	$36,137

5.   Trade Accounts and Financing Receivables

Trade accounts receivable are reflected in the following table (in thousands):

	March 31, 2018	September 30, 2017
Trade accounts receivable	$13,815	$10,830
Allowance for doubtful accounts	(1,285)	(1,395)
	$12,530	$9,435

The allowance for doubtful accounts represents the Company’s best estimate of probable credit losses.  The Company determines the allowance based upon historical experience and a current review of its balances.  Accounts receivable balances are charged off against the allowance whenever it is probable that the receivable will not be recoverable.

Financing receivables are reflected in the following table (in thousands):

	March 31, 2018	September 30, 2017
Promissory notes	$6,236	$4,306
Sales-type lease	6,936	8,581
Total financing receivables	13,172	12,887
Unearned income:
Promissory notes	(95)	(90)
Sales-type lease	(370)	(527)
Total unearned income	(465)	(617)
Total financing receivables, net of unearned income	12,707	12,270
Less allowance for doubtful promissory notes	(1,505)	(1,020)
Less current portion	(5,036)	(3,055)
Non-current financing receivables	$6,166	$8,195

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

During the six months ended March 31, 2018, the Company issued a $2.8 million promissory note receivable to a customer in connection with the sale of rental equipment.  Cash flows from financing receivables related to the sale of rental equipment for the six months ended March 31, 2018 of $2.4 million are included in proceeds from the sale of used rental equipment in the consolidated statements of cash flows.

6.   Inventories

Inventories consist of the following (in thousands):

	March 31, 2018	September 30, 2017
Finished goods	$28,533	$33,690
Work in process	5,070	2,512
Raw material	68,975	70,099
Obsolescence reserve	(31,898)	(29,614)
	70,680	76,687
Less current portion	(21,834)	(20,752)
Non-current portion	$48,846	$55,935

During the six months ended March 31, 2018 and 2017, the Company made non-cash inventory transfers of $8.1 million and $1.0 million, respectively, to rental equipment.  Raw materials include semi-finished goods and component parts which totaled approximately $43.6 million and $48.2 million at March 31, 2018 and September 30, 2017, respectively.

7.   Long-Term Debt

The Company had no long-term debt outstanding at March 31, 2018 and September 30, 2017.

  On May 4, 2015, the Company amended its credit agreement with Frost Bank (the “Credit Agreement”) which reduced its borrowing availability to $30.0 million with amounts available for borrowing determined by a borrowing base.  On October 25, 2017, the Company entered into another amendment to the Credit Agreement which extended its maturity to April 30, 2019 (the “2017 Amendment”).  The 2017 Amendment also modified the borrowing base to be determined based upon certain of the Company’s assets which include (i) 80% of certain accounts receivable plus (ii) 50% of certain notes receivable (such result not to exceed $10 million) plus (iii) 25% of certain inventories (such result not to exceed $20 million) and requires the Company to maintain unencumbered liquid assets of $10 million.  The 2017 Amendment also removed a requirement that the Company maintain a financial ratio that compares certain of the Company’s assets to certain of its liabilities and imposed a new financial covenant that the Company maintain a minimum amount of certain liquid assets.  Further, the 2017 Amendment also prevents dividends or distributions by the Company without the prior written consent of the lender.  As of March 31, 2018, the Company’s borrowing base was $27.9 million.  As of March 31, 2018, the amount available for borrowing was $27.6 million after consideration of $0.3 million of outstanding letters of credit.  The Company’s domestic subsidiaries have guaranteed the obligations of the Company under the Credit Agreement and such subsidiaries have secured their obligations under such guarantees by the pledge of substantially all of the assets of such subsidiaries, except real property assets.  The Company is required to make monthly interest payments on borrowed funds.  The Credit Agreement limits the incurrence of additional indebtedness and contains other covenants customary in agreements of this type.  The interest rate for borrowings under the Credit Agreement is based on the Wall Street Journal prime rate, which was 4.75% at March 31, 2018.  At March 31, 2018, the Company was in compliance with all covenants under the Credit Agreement.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8.   Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following (in thousands):

	Unrealized Losses on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Totals
Balance at October 1, 2017	$(58)	$(14,172)	$(14,230)
Changes in unrealized losses on available-for-sale securities	(89)	—	(89)
Foreign currency translation adjustments	—	834	834
Balance at March 31, 2018	$(147)	$(13,338)	$(13,485)

9.   Stock-Based Compensation

During the six months ended March 31, 2018, the Company issued 155,450 shares of restricted stock under its 2014 Long Term Incentive Plan, as amended.  The weighted average grant date fair value of the restricted stock was $15.21 per share.  The grant date fair value of these awards was $2.4 million, which will be charged to expense over the next four years as the restrictions lapse.  Compensation expense for restricted stock awards was determined based on the closing market price of the Company’s stock on the date of grant applied to the total number of shares that are anticipated to fully vest.  Recipients of restricted stock awards are entitled to vote such shares and are entitled to dividends, if paid.

As of March 31, 2018, the Company had unrecognized compensation expense of $4.6 million relating to restricted stock awards.  This unrecognized compensation expense is expected to be recognized over a weighted average period of 2.9 years.  In addition, the Company had $0.2 million of unrecognized compensation expense related to nonqualified stock option awards which is expected to be recognized over a weighted average period of 1.0 years.

As of March 31, 2018, a total of 312,600 shares of restricted stock and 194,600 nonqualified stock options shares were outstanding.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10.   Loss Per Common Share

The Company applies the two-class method in calculating per share data.  The following table summarizes the calculation of net loss and weighted average common shares and common equivalent shares outstanding for purposes of the computation of loss per share (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Net loss	$(4,729)	$(11,503)	$(14,209)	$(23,208)
Less: Income allocable to unvested restricted stock	—	—	—	—
Loss available to common shareholders	(4,729)	(11,503)	(14,209)	(23,208)
Reallocation of participating earnings	—	—	—	—
Loss attributable to common shareholders for diluted earnings per share	$(4,729)	$(11,503)	$(14,209)	$(23,208)
Weighted average number of common share equivalents:
Common shares used in basic loss per share	13,264,710	13,146,330	13,233,205	13,120,286
Common share equivalents outstanding related to stock options	—	—	—	—
Total weighted average common shares and common share equivalents used in diluted loss per share	13,264,710	13,146,330	13,233,205	13,120,286
Loss per share:
Basic	$(0.36)	$(0.88)	$(1.07)	$(1.77)
Diluted	$(0.36)	$(0.88)	$(1.07)	$(1.77)

For the calculation of diluted loss per share for the three months and six months ended March 31, 2018 and 2017, 194,600 and 206,300 stock options, respectively, were excluded in the calculation of weighted average shares outstanding as a result of their impact being antidilutive.

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

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table summarizes the Company’s segment information (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Revenue:
Seismic	$11,287	$13,944	$19,326	$23,350
Non-Seismic	7,826	6,468	14,280	12,204
Corporate	134	146	285	289
Total	$19,247	$20,558	$33,891	$35,843

Income (loss) from operations:
Seismic	$(3,757)	$(9,156)	$(11,430)	$(18,609)
Non-Seismic	1,384	1,052	2,413	2,104
Corporate	(2,849)	(2,956)	(5,810)	(5,866)
Total	$(5,222)	$(11,060)	$(14,827)	$(22,371)

13.   Income Taxes

The Company’s statutory U.S. income tax rate for the six months ended March 31, 2018 was impacted by the Tax Cuts and Jobs Act (the “Act”), which was enacted into law on December 22, 2017.  Income tax effects resulting from changes in tax laws are accounted for by the Company in accordance with the authoritative guidance, which requires that these tax effects be recognized in the period in which the law is enacted and the effects are recorded as a component of the provision for income taxes from continuing operations.  As a result, the Company made changes to its provision for income tax resulting from the enactment of the Act for the six months ended March 31, 2018.

The Act includes significant changes to the U.S. corporate income tax system which (i) reduces the U.S. federal corporate tax rate from 35% to 21% as of January 1, 2018, (ii) shifts to a modified territorial tax regime which requires companies to pay a one-time transition tax on the cumulative earnings of certain foreign subsidiaries that were previously tax deferred and (iii) creates new taxes on certain foreign-sourced earnings.  The decrease in the U.S. federal corporate tax rate from 35% to 21% results in a blended statutory tax rate of 24.5% for the Company’s fiscal year ending September 30, 2018. The new taxes for certain foreign-sourced earnings under the Act are effective for the Company beginning after the fiscal year ending September 30, 2018.

The Company is currently evaluating the impact of the Act on its consolidated financial statements.  Based on the Company’s assessments to date, it expects the one-time deemed repatriation tax on certain foreign earnings and profits to not have a cash impact since it anticipates, that it will be able to utilize existing net operating loss carryforwards to substantially offset any taxes payable on foreign earnings and profits.  Additionally, the Company has adjusted its U.S. gross deferred tax assets and liabilities to the new 21% statutory tax rate; however, it also recorded a corresponding adjustment to a valuation allowance which resulted in no net impact to deferred tax assets or provision for income taxes.  Except for, the adjustments referred to above, the Company does not expect any further adjustments relating to tax effects of the Act in its consolidated financial statements (including any provisional amounts) based on the Company’s analysis of its current and expected tax attributes.

   The Company’s effective tax rates for the three months ended March 31, 2018 and 2017 were 12.5% and (3.1%), respectively.  The Company’s effective tax rates for the six months ended March 31, 2018 and 2017 were 4.5% and (3.5) %, respectively.  The United States statutory rate for the three and six months ended March 31, 2018 and 2017 was 24.5% (blended) and 35%, respectively.  Compared to the United States statutory rate, the lower effective tax rates resulted primarily from the provision of a valuation allowance against the Company’s U.S. and Canadian deferred tax assets, due to the uncertainty surrounding the Company’s ability to utilize such deferred tax assets in the future to offset taxable income.  In addition, for the three months ended March 31, 2018, the Company amended its prior year U.S. tax return to claim a $0.7 million refund.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

14.   Exit and Disposal Activities

In December 2017, the Company initiated a program to reduce operating costs in light of expected and continuing low levels of seismic product demand.  The program is expected to produce approximately $6 million of annualized cash savings.  The majority of the cost reductions were realized through a reduction of over 60 employees from the Company’s Houston area workforce.   In connection with the workforce reductions, the Company incurred $0.7 million of termination costs in its first quarter of fiscal year 2018.  The termination costs were recorded to both cost of revenue and operating expenses in the consolidated statement of operations.  No further termination costs are expected and there are no outstanding liabilities related to this program as of March 31, 2018.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein, if any, contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “intend”, “expect”, “plan”, “budget”, “forecast”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue”, “evaluating” or similar words.  Statements that contain these words should be read carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other forward-looking information.  Examples of forward-looking statements include, among others, statements that we make regarding our expected operating results, the adoption and sale of our products in various geographic regions, anticipated levels of capital expenditures and the sources of funding therefore, and our strategy for growth, product development, market position, financial results and the provision of accounting reserves.  These forward-looking statements reflect our best judgment about future events and trends based on the information currently available to us.  However, there will likely be events in the future that we are not able to predict or control.  The factors listed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, as well as other cautionary language in such Annual Report and this Quarterly Report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.  Such examples include, but are not limited to, decreases in commodity price levels, which could reduce demand for our products, the failure of our products to achieve market acceptance, despite substantial investment by us, our sensitivity to short term backlog, delayed or cancelled customer orders, product obsolescence resulting from poor industry conditions or new technologies, bad debt write-offs associated with customer accounts, lack of further orders for our OBX systems, failure of our non-seismic products to be adopted by the border and security perimeter market, and any negative impact from our restatement of our financial statements regarding current assets.  The occurrence of the events described in these risk factors and elsewhere in this Quarterly Report on Form 10-Q could have a material adverse effect on our business, results of operations and financial position, and actual events and results of operations may vary materially from our current expectations.  We assume no obligation to revise or update any forward-looking statement, whether written or oral, that we may make from time to time, whether as a result of new information, future developments or otherwise.

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

Wireless Products

We have developed a land-based wireless (or nodal) seismic data acquisition system called the GSX.  Rather than utilizing interconnecting cables as required by most traditional land data acquisition systems, each GSX station operates as an independent data collection system, allowing our GSX stations to be deployed in virtually unlimited channel configurations.  As a result, our GSX system requires less maintenance, which we believe allows our customers to operate more effectively and efficiently because of its reduced environmental impact, lower weight and ease of operation.  Our GSX system is designed into configurations ranging from one to four channels per station.  Since its introduction in 2008 and through March 31, 2018, we have sold 417,000 GSX channels and we have 92,000 GSX channels in our rental fleet.

We have also developed a marine-based wireless seismic data acquisition system called the OBX.  Similar to our GSX land-based wireless system, the marine OBX system can be deployed in virtually unlimited channel configurations and does not require interconnecting cables between each station.  Our deep water versions of the OBX system can be deployed in depths of up to 3,450 meters.  Through March 31, 2018, we have sold approximately 600 OBX stations and we have 6,700 OBX stations in our rental fleet.

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

We have not received orders for any permanent reservoir monitoring systems since November 2012.

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

Our non-seismic products include electronic pre-press products that employ direct thermal imaging and digital inkjet printing technologies targeted at the commercial graphics, industrial graphics, textile and flexographic printing industries.  Our other non-seismic products consist of (i) sensors and tools for vibration monitoring, mine safety, earthquake detection and security applications, (ii) cables for power and communication for the offshore oil and gas and offshore construction industries, (iii) water meter cables and connectors, and (iv) other specialty industrial cable and connector products.

Consolidated Results of Operations

We report and evaluate financial information for two segments: Seismic and Non-Seismic.  Summary financial data by business segment follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Seismic
Traditional exploration product revenue	$3,187	$3,637	$6,977	$6,207
Wireless exploration product revenue	6,039	9,601	9,670	15,924
Reservoir product revenue	2,061	706	2,679	1,219
Total revenue	11,287	13,944	19,326	23,350
Operating loss	(3,757)	(9,156)	(11,430)	(18,609)
Non-Seismic
Industrial product revenue	4,711	3,301	8,387	6,380
Imaging product revenue	3,115	3,167	5,893	5,824
Total revenue	7,826	6,468	14,280	12,204
Operating income	1,384	1,052	2,413	2,104
Corporate
Revenue	134	146	285	289
Operating loss	(2,849)	(2,956)	(5,810)	(5,866)
Consolidated Totals
Revenue	19,247	20,558	33,891	35,843
Operating loss	(5,222)	(11,060)	(14,827)	(22,371)

Overview

Early in calendar year 2014, we began to experience a softening in the demand for our seismic exploration products, particularly in North America, as capital budgets for oil and gas producers were trending away from exploration-focused activities toward production and exploitation activities.  During this period oil production in North America’s unconventional shale reservoirs increased, as did oil production from other non-OPEC countries, resulting in an oversupply of crude oil in the world market.  Market prices for a barrel of crude oil declined from over $100 in July 2014 to approximately $27 in January 2016, and have recovered somewhat to approximately $68 today.  With this decline in oil and natural gas prices, oil and gas exploration and production companies experienced a significant reduction in cash flows, which resulted in sharp reductions in their capital spending budgets for oil and gas exploration-focused activities, including seismic activities.  We expect revenue from our seismic products, and in particular our traditional and wireless products, to remain low until crude oil prices stabilize at higher levels and exploration-focused industry conditions improve.  Although we are beginning to see increased customer inquiries for new equipment in light of the recent increases in crude oil prices, we expect these challenging industry conditions to continue to negatively impact the demand for our seismic products throughout fiscal year 2018.

In September 2017, we were notified by Statoil that it would soon request quotes for two new PRM systems which were required to utilize fiber optic sensor technology.  This contract was subsequently awarded to Alcatel in January 2018.  Since our PRM designs utilize electrical sensor technology, we were not able to participate with a quotation for the design and manufacture of these PRM systems.  We believe that our PRM system designs, which utilize electrical sensor technology, provide the best long-term functionality and performance of any PRM system, and we continue to aggressively market our PRM systems to major oil and gas companies.  However, the occurrence of this notice from Statoil, combined with the absence of any new PRM orders of any technology type since November 2012, caused us to record $5.1 million of obsolescence reserves and $5.3 million of impairment reserves in September 2017 related to our PRM inventories and manufacturing equipment, respectively.

In December 2017, we initiated a program to reduce operating costs in light of expected and continuing low levels of seismic product demand.  The program is expected to produce approximately $6 million of annualized cash savings.  The majority of the future cost reductions will be realized through the reduction of over 60 employees from our Houston area workforce.  In connection with the workforce reductions, we incurred $0.7 million of termination costs in our first quarter of fiscal year 2018.  The termination costs were recorded to both cost of revenue and operating expenses in the consolidated statement of operations.  No further termination costs are expected and there are no outstanding liabilities related to this program as of March 31, 2018.

Three and six months ended March 31, 2018 compared to the three and six months ended March 31, 2017

Consolidated revenue for the three months ended March 31, 2018, decreased $1.3 million, or 6.4%, from the corresponding period of the prior fiscal year.  This decrease primarily resulted from a decline in sales of our wireless exploration products.  Consolidated revenue for the six months ended March 31, 2018, decreased $2.0 million, or 5.4%, from the corresponding period of the prior fiscal year.  The decrease in revenue for the six months ended March 31, 2018 was primarily due to a decrease in both wireless exploration product sales and rental revenue.

Consolidated gross profit (loss) for the three months ended March 31, 2018 was $2.0 million, compared to a loss of ($2.6) million for the corresponding period of prior fiscal year.  The improvement in gross profit (loss) primarily resulted from a decrease in inventory obsolescence expense and a reduction in fixed manufacturing costs derived from workforce reductions in the first quarter of fiscal year 2018.  Consolidated gross profit (loss) for the six months ended March 31, 2018 was $1.0 million, compared to a loss of ($5.9) million for the corresponding period of prior fiscal year.  The improvement in gross profit (loss) was primarily the result of a decrease in inventory obsolescence expense, and was partially offset by a decrease in gross profits from wireless exploration rental revenue.  Until seismic product demand increases to historical norms, we expect our consolidated gross margins to remain low.

In light of current market conditions, our seismic product inventories at March 31, 2018 far exceed levels considered appropriate for the current level of product demand.  While we are aggressively working to reduce these legacy inventory balances, we intend to add new inventories for recent product developments and other product demand.  During periods of excessive inventory levels, our policy has been, and will continue to be, to record obsolescence expense in our consolidated income statement as we experience reduced levels of inventory turnover and as our inventories continue to age.  If difficult market conditions continue, we expect to record additional inventory obsolescence expense in fiscal year 2018 and beyond until seismic product demand and resulting seismic inventory turnover returns to acceptable levels.

Consolidated operating expenses for the three months ended March 31, 2018 were $7.2 million, a decrease of $1.3 million, or 15.1%, from the corresponding period of the prior fiscal year.  Consolidated operating expenses for the three months ended March 31, 2018 were $15.9 million, a decrease of $0.6 million, or 3.8%, from the corresponding period of the prior fiscal year.  The decrease in operating expenses for both periods was primarily due to workforce reductions and lower stock-based compensation expenses.   The decrease in operating expenses for the six months ended March 31, 2018 was partially offset by a $0.8 increase in bad debt expense.

Consolidated other expense for the three months ended March 31, 2018 was $183,000, an increase of $81,000 from the corresponding period of the prior fiscal year.  Consolidated other expense for the six months ended March 31, 2018 was $52,000, a decrease of $10,000 from the corresponding period of the prior fiscal year.  The changes in other expense for both periods were primarily due to an increase in foreign exchange losses and foreign currency hedging fees offset by an increase in interest income resulting from increased financing receivables.

Consolidated income tax expense (benefit) for the three months ended March 31, 2018 was $(0.7) million compared to $0.3 million for the corresponding period of the prior fiscal year.  Consolidated income tax expense (benefit) for the six months ended March 31, 2018 was $(0.7) million compared to $0.8 million for the corresponding period of the prior fiscal year.  Our effective tax rates for the three months ended March 31, 2018 and 2017 were 12.5% and (3.1)%, respectively.  Our effective tax rates for the six months ended March 31, 2018 and 2017 were 4.5% and (3.5)%, respectively. The United States statutory tax rate for the three and six months ended March 31, 2018 and 2017 were 24.5% (blended) and 35%, respectively.  Compared to the United States statutory rate, the lower effective tax rates for the three and six months ended March 31, 2018 and 2017 primarily resulted from our inability to recognize any tax benefits for the tax losses we incurred in the U.S. and Canada due to the uncertainty surrounding our ability to utilize these losses in the future to offset taxable income.  In addition, for the three months ended March 31, 2018, the Company amended its prior year U.S. tax return to claim a $0.7 million refund.

Seismic Products

Revenue

Revenue from our seismic products for the three months ended March 31, 2018 decreased $2.7 million, or 19.1%, from the corresponding period of the prior fiscal year.  Revenue from our seismic products for the six months ended March 31, 2018 decreased $4.0 million, or 17.2%, from the corresponding period of the prior fiscal year.  The components of these decreases include the following:

•

Traditional Exploration Product Revenue – For the three months ended March 31, 2018, revenue from our traditional products decreased $0.5 million, or 12.4% from the corresponding period of the prior fiscal year.  The decrease generally reflects lower seismic industry demand for sensor products, as well as our connector and marine products.  For the six months ended March 31, 2018, revenue from our traditional products increased $0.8 million, or 12.4% from the corresponding period of the prior fiscal year. The increase reflects sales of specialty sensors and geophones from our rental fleet during the first quarter.

•

Wireless Exploration Product Revenue – For the three months ended March 31, 2018, revenue from our wireless exploration products decreased by $3.6 million, or 37.1%, from the corresponding period of the prior fiscal year.  This decrease resulted from a decline in sales and rentals of our OBX wireless products.  For the six months ended March 31, 2018, revenue from our wireless exploration products decreased by $6.3 million, or 39.3%, from the corresponding period of the prior fiscal year.  This revenue decline resulted from a large OBX rental contract that was active in fiscal year 2017 for which no similar large rental contract occurred during the six months ended March 31, 2018.

•

Reservoir Product Revenue – For the three months ended March 31, 2018, revenue from our reservoir products increased $1.4 million, or 191.9%, from the corresponding period of the prior fiscal year.  For the six months ended March 31, 2018, revenue from our reservoir products increased $1.5 million, or 119.8%, from the corresponding period of the prior fiscal year.  The increase for both periods reflects revenues received from the sale of borehole tools from our rental fleet.

Operating Loss

Despite decreased revenues, our operating loss associated with our seismic products for the three months ended March 31, 2018 decreased $5.8 million, or 59.0%, from the corresponding period of the prior year.  Our operating loss associated with our seismic products for the six months ended March 31, 2018 decreased $7.2 million, or 38.6%, from the corresponding period of the prior year. The decrease in operating loss for both periods resulted from improved gross profits attributable to a decrease in inventory obsolescence expense, stock-based compensation expense and other expense declines related to a workforce reduction.

Non-Seismic Products

Revenue

Revenue from our non-seismic products for the three months ended March 31, 2018 increased $1.4 million, or 21.0%, from the corresponding period of the prior fiscal year.  Revenue from our non-seismic products for the six months ended March 31, 2018 increased $2.1 million, or 17.0%, from the corresponding period of the prior fiscal year.  The components of these increases included the following:

•

Industrial Product Revenue – For the three months ended March 31, 2018, revenue from our industrial products increased $1.4 million, or 42.7% from the corresponding period of the prior fiscal year.  For the six months ended March 31, 2018, revenue from our industrial products increased $2.0 million, or 31.5% from the corresponding period of the prior fiscal year.  The increase for both periods was primarily attributable to higher demand for our water meter products and contract manufacturing services.

•

Imaging Product Revenue – For the three months ended March 31, 2018, revenue from our imaging products decreased $0.1 million, or 1.6%, from the corresponding period of the prior fiscal year.    For the six months ended March 31, 2018, revenue from our imaging products increased $0.1 million, or 1.2%, from the corresponding period of the prior fiscal year. We consider these small changes in revenue to be normal and not indicative of any particular trend in product demand.

Operating Income

Our operating income associated with revenue from our non-seismic products for the three months ended March 31, 2018 increased $0.3 million, or 13.6%, from the corresponding period of the prior fiscal year.  Our operating income associated with sales of our non-seismic products for the six months ended March 31, 2018 increased $0.3 million, or 14.7%, from the corresponding period of the prior fiscal year.  The increase for both periods resulted from gross profits realized from increased product revenues.

Liquidity and Capital Resources

At March 31, 2018, we had approximately $14.2 million in cash and cash equivalents and $26.5 million in short-term investments.  For the six months ended March 31, 2018, we used $12.4 million of cash in operating activities.  Our net loss of $14.2 million was offset by (i) net non-cash charges of $11.6 million from deferred income taxes, depreciation, accretion, inventory obsolescence, stock-based compensation and bad debts and (ii) a $2.3 million increase in accounts payable primarily due to an increase in inventories and the timing of payments to suppliers.  Other uses of cash in our operations included (i) a $2.9 million increase in trade accounts receivable resulting from the timing of collections from customers, (ii) a $4.6 increase in inventories for the production of recently introduced seismic products, (iii) a $0.7 increase in income tax receivable resulting from an anticipated additional U.S. tax refund, (iv) a decrease in accrued expenses and other due to the payment of property taxes and (v) the removal of a $4.2 million gross profit from the sale of used rental equipment since such gross profit is reflected in the proceeds from the sale of used rental equipment under investing activities.

For the six months ended March 31, 2018, we generated cash of $11.5 million from investing activities.  Sources of cash included (i) $9.6 million of net proceeds from the sale of short-term investments and (ii) $3.9 million of proceeds from the sale of rental equipment.  These sources of cash were partially offset by (i) $1.6 million to expand our rental fleet and (ii) $0.5 million for additions to our property, plant and equipment.  We expect fiscal year 2018 cash investments into our rental fleet to be approximately $4 million to replenish land-based wireless rental fleet equipment recently sold to customers and to replace/upgrade components of our wireless rental fleet.  We estimate total fiscal year 2018 cash investments in property, plant and equipment will be approximately $3 million.  Our capital expenditures are expected to be funded from our cash on hand, internal cash flow or, if necessary, from borrowings under our credit agreement.

For the six months ended March 31, 2018, we generated cash proceeds of $19,000 from financing activities from the exercise of stock options by our employees.  We had no long-term debt outstanding throughout the fiscal year ended September 30, 2017 or for the six months ended March 31, 2018.

Crude oil prices have recently increased to their highest level in three years, although the current price level of crude oil remains significantly below the peak price levels seen in 2014.  OPEC and other crude oil producing/exporting nations appear united in their efforts to maintain agreed-upon supply cuts aimed at reducing the glut of crude oil in storage around the world.  If these efforts to obtain an economic equilibrium in worldwide crude oil supplies are successful, crude oil prices may stabilize or even drift higher in the months to come.  These factors and developing trends bode well for the oil and gas geophysical industry and we expect to participate in any resurgence in seismic equipment demand that may be forthcoming.  We are beginning to see the first signs of demand developing for new seismic equipment and we are responding to moderately increasing customer inquiries for product deliveries and pricing.  However, as yet we do not have any firm orders or commitments from customers for new products and many of our customers remain under-capitalized and financially constrained.  While positive signs exist, we remain cautious due to persisting low levels of product orders, ongoing operating losses and the continued depletion of our cash balances.  Until improving seismic exploration market conditions materialize and seismic exploration product demand resumes to historical levels, we expect these depressed seismic equipment market conditions to continue.

Our available cash, cash equivalents and short-term investments totaled $40.6 million at March 31, 2018, including $8.1 million of cash and cash equivalents held by our foreign subsidiaries and branch offices.  In light of the Tax Cuts and Jobs Act signed into law on December 22, 2017 which requires companies to pay a one-time transition tax on undistributed earnings of foreign subsidiaries, we are currently re-evaluating our prior intent to permanently reinvest these undistributed earnings.  If we were to repatriate the cash held by our foreign subsidiaries, we would be required to accrue and pay taxes on any amounts repatriated.

Our credit agreement allows for borrowings of up to $30.0 million with such amounts available for borrowing determined by a borrowing base.  In October 2017, we extended the maturity of the credit agreement from May 2018 to April 2019.  At March 31, 2018, we had no outstanding borrowings under the credit agreement and, after consideration of $0.3 million of outstanding letters of credit, our borrowing availability under the credit facility was $27.6 million.  At March 31, 2018, we were in compliance with all covenants under the credit agreement.  We currently do not anticipate the need to borrow under the credit agreement; however, we can make no assurance that we will not do so.

In fiscal years 2016 and 2017, we received income tax refunds of $18.3 million and $12.8 million, respectively, from the U.S. Department of Treasury.  These refunds were a result of the significant tax losses we experienced in fiscal year 2016 and 2015, which we elected to carryback and recoup taxes previously paid.  For U.S. income tax purposes, we are now in a loss carryforward position in regards to our tax losses for fiscal year 2017 and beyond.  As a result, our current tax losses will not result in any additional U.S. federal income tax refunds.  The tax refunds we received in fiscal years 2016 and 2017 have been significant contributors to our overall liquidity.  In the absence of future profitable results of operations, we may need to rely on other sources of liquidity to fund our future operating results, including liquidating short-term investments, executed rental contracts, available borrowings under our credit agreement through its expiration in April 2019, leveraging or sale of real estate assets, sales of rental assets and other liquidity sources which may be available to us.  However, currently we believe that our cash and short-term investment balances will be sufficient to finance our operating losses and planned capital expenditures through the next twelve months.

Critical Accounting Policies

During the six months ended March 31, 2018, there has been no material change to our critical accounting policies discussed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 other than the adoption of Accounting Standards Update 2016-09, “Improvements to Employee Share-Based Payment Accounting” and 2016-16, “Accounting for Income Taxes:  Intra-Entity Transfers of Assets Other Than Inventory”.

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

Foreign Currency and Operations Risk

One of our wholly-owned subsidiaries, Geospace Technologies Eurasia, is located in the Russian Federation.  In addition, we operate a branch office, Geospace Technologies Sucursal Sudamericana, in Colombia.  Our financial results for these entities may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions or changes in the political climate.  Our consolidated balance sheet at March 31, 2018 reflected approximately USD $6.1 million and USD $0.1 million of foreign currency denominated net working capital related to our Russian and Colombian operations, respectively.  Both of these entities receive a portion of their revenue and pay a majority of their expenses primarily in their local currency.  To the extent that transactions of these entities are settled in their local currency, a devaluation of these currencies versus the U.S. dollar could reduce any contribution from these entities to our consolidated results of operations and total comprehensive income as reported in U.S. dollars.  We do not hedge the market risk with respect to our operations in these countries; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of such currencies versus U.S. dollars to the extent such disruptions result in any reduced valuation of these foreign entities’ net working capital or future contributions to our consolidated results of operations.  At March 31, 2018, the foreign exchange rate for $1.00 (one U.S. dollar) was equal to approximately 57.23 Russian Rubles and 2,783 Colombian Pesos, respectively.  If the value of the U.S. dollar were to strengthen by ten percent against these foreign currencies, our working capital in the Russian Federation and in Colombia would decline by USD $0.6 million and USD $11,000, respectively.

Foreign Currency Intercompany Accounts and Notes Receivable

We sell products to our foreign subsidiaries on trade credit terms in both U.S. dollars and in the subsidiary’s local currency.  At March 31, 2018, we had outstanding Canadian-dollar denominated intercompany accounts receivable of CAN $41.1 million, which we consider to be of a short-term nature.  The appreciation or devaluation of the Canadian dollar against the U.S. dollar will result in a gain or loss, respectively, to our consolidated statement of operations.  At March 31, 2018, the foreign exchange rate for USD $1.00 was equal to approximately CAN $1.29.  On March 28, 2018 we entered into two short-term hedge contracts totaling CAN $30.0 million a United States bank to hedge a portion of our Canadian dollar foreign exchange rate exposure, resulting in an under-hedged position of approximately CAN $11.1 million.  At March 31, 2018, if the U.S. dollar exchange rate were to strengthen by ten percent against the Canadian dollar, we would recognize a foreign exchange loss of USD $0.9 million in our consolidated financial statements.

Floating Interest Rate Risk

Our credit agreement contains a floating interest rate which subjects us to the risk of increased interest costs associated with any upward movements in bank market interest rates.  Under our credit agreement our borrowing interest rate is the Wall Street Journal prime rate, which was 4.75% at March 31, 2018.  As of March 31, 2018 and September 30, 2017, there were no borrowings outstanding under our credit agreement.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including the CEO and CFO, as of March 31, 2018, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2018.

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

To remediate the material weakness described above, we have designed and implemented a quarterly control to determine the value of inventories expected to be realized in cash, sold or consumed during the next operating cycle.  This control, which encompasses a review by senior management, utilizes a combination of forecasts and historical trends to determine our future expected inventory utilization.

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

GEOSPACE TECHNOLOGIES CORPORATION

Date:	May 4, 2018	By:	/s/ Walter R. Wheeler
Walter R. Wheeler, President
and Chief Executive Officer
(duly authorized officer)

Date:	May 4, 2018	By:	/s/ Thomas T. McEntire
Thomas T. McEntire, Vice President,
Chief Financial Officer and Secretary
(principal financial officer)