Form 10-Q
period 2018-06-30
GEOSPACE TECHNOLOGIES CORP
filed 2018-08-03
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2018 OR

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

Yes    No    X

There were 13,597,041 shares of the Registrant’s Common Stock outstanding as of the close of business on July 31, 2018.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except share amounts)

(unaudited)

	June 30, 2018	September 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$12,550	$15,092
Short-term investments	27,014	36,137
Trade accounts receivable, net	11,150	9,435
Financing receivables	5,031	3,055
Income tax receivable	9	273
Inventories	18,959	20,752
Prepaid expenses and other current assets	3,014	1,623
Total current assets	77,727	86,367

Rental equipment, net	34,345	16,462
Property, plant and equipment, net	34,173	37,399
Non-current inventories	35,355	55,935
Deferred income tax assets, net	287	259
Non-current financing receivables, net	5,513	8,195
Prepaid income taxes	57	450
Other assets	213	629
Total assets	$187,670	$205,696

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable trade	$4,033	$2,599
Accrued expenses and other current liabilities	5,359	6,338
Deferred revenue	982	1,568
Income tax payable	8	—
Total current liabilities	10,382	10,505

Deferred income tax liabilities	45	37
Total liabilities	10,427	10,542

Commitments and contingencies:

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 13,576,041 and 13,438,316 shares issued and outstanding	136	134
Additional paid-in capital	85,593	83,733
Retained earnings	106,161	125,517
Accumulated other comprehensive loss	(14,647)	(14,230)
Total stockholders’ equity	177,243	195,154
Total liabilities and stockholders’ equity	$187,670	$205,696

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenue:
Products	$13,417	$12,888	$40,886	$37,960
Rental equipment	7,853	1,307	14,275	12,078
Total revenue	21,270	14,195	55,161	50,038
Cost of revenue:
Products	13,011	15,489	40,459	49,124
Rental equipment	3,582	3,818	8,994	11,911
Total cost of revenue	16,593	19,307	49,453	61,035

Gross profit (loss)	4,677	(5,112)	5,708	(10,997)

Operating expenses:
Selling, general and administrative	4,551	4,972	14,465	15,092
Research and development	2,537	3,674	8,125	10,458
Bad debt expense (recovery)	2,725	16	3,081	(402)
Total operating expenses	9,813	8,662	25,671	25,148

Loss from operations	(5,136)	(13,774)	(19,963)	(36,145)

Other income (expense):
Interest expense	(94)	(8)	(285)	(24)
Interest income	257	185	799	453
Foreign exchange gains (losses), net	264	(120)	(85)	(401)
Other, net	(34)	(11)	(88)	(44)
Total other expense, net	393	46	341	(16)

Loss before income taxes	(4,743)	(13,728)	(19,622)	(36,161)
Income tax expense (benefit)	53	648	(617)	1,423
Net loss	$(4,796)	$(14,376)	$(19,005)	$(37,584)

Loss per common share:
Basic	$(0.36)	$(1.09)	$(1.43)	$(2.86)
Diluted	$(0.36)	$(1.09)	$(1.43)	$(2.86)

Weighted average common shares outstanding:
Basic	13,266,316	13,147,016	13,244,242	13,129,196
Diluted	13,266,316	13,147,016	13,244,242	13,129,196

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net loss	$(4,796)	$(14,376)	$(19,005)	$(37,584)
Other comprehensive income (loss), net of tax
Change in unrealized gains (losses) on available-for-sale securities	36	(10)	(53)	(61)
Foreign currency translation adjustments	(1,198)	452	(364)	1,499
Total other comprehensive income (loss), net of tax	(1,162)	442	(417)	1,438
Total comprehensive loss	$(5,958)	$(13,934)	$(19,422)	$(36,146)

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	June 30, 2018	June 30, 2017
Cash flows from operating activities:
Net loss	$(19,005)	$(37,584)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income tax benefit	(37)	(25)
Rental equipment depreciation	7,475	9,858
Property, plant and equipment depreciation	3,105	3,930
Impairment of long-lived assets	488	—
Accretion of discounts on short-term investments	31	45
Stock-based compensation expense	1,833	4,289
Bad debt expense (recovery)	3,081	(402)
Inventory obsolescence expense	4,001	12,111
Gross profit from sale of used rental equipment	(4,966)	(2,650)
Gain on disposal of property, plant and equipment	(25)	—
Realized loss on short-term investments	1	2
Effects of changes in operating assets and liabilities:
Trade accounts receivable	(3,932)	8,871
Income tax receivable	262	12,847
Inventories	(5,702)	1,208
Prepaid expenses and other current assets	(1,186)	459
Prepaid income taxes	41	1,156
Accounts payable trade	1,437	(77)
Accrued expenses and other	505	(2,033)
Deferred revenue	512	119
Income tax payable	8	(117)
Net cash provided by (used in) operating activities	(12,073)	12,007

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,005)	(588)
Proceeds from sale of property and equipment	200	—
Investment in rental equipment	(2,511)	(299)
Proceeds from the sale of used rental equipment	4,333	4,424
Purchases of short-term investments	(11,162)	(16,042)
Proceeds from the sale of short-term investments	20,163	6,991
Payments for damages related to insurance claim	(1,970)	—
Proceeds from insurance claim	900	—
Increase in insurance claim receivable	849	—
Net cash provided by (used in) investing activities	9,797	(5,514)

Cash flows from financing activities:
Proceeds from the exercise of stock options	19	50
Net cash provided by financing activities	19	50

Effect of exchange rate changes on cash	(285)	272
Increase (decrease) in cash and cash equivalents	(2,542)	6,815
Cash and cash equivalents, beginning of fiscal year	15,092	10,262
Cash and cash equivalents, end of fiscal period	$12,550	$17,077

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.   Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet of Geospace Technologies Corporation and its subsidiaries (the “Company”) at September 30, 2017 was derived from the Company’s audited consolidated financial statements at that date.  The consolidated balance sheet at June 30, 2018 and the consolidated statements of operations, comprehensive loss and the consolidated statements of cash flows for the three and nine months ended June 30, 2018 and 2017 were prepared by the Company without audit.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows were made.  The results of operations for the three and nine months ended June 30, 2018 are not necessarily indicative of the operating results for a full year or of future operations.

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

Recently Adopted Accounting Pronouncements

In October 2016, the Financial Accounting Standards Board (“FASB”) issued guidance which eliminates the exception of recognizing, at the time of transfer, current and deferred income taxes for intercompany profits on intra-entity asset transfers other than inventory.  The Company adopted this guidance in its first quarter of its fiscal year ending September 30, 2018 using the modified retrospective approach.  The adoption resulted in a cumulative-effect charge to opening retained earnings of $0.4 million.  Under prior guidance, the Company maintained a non-current prepaid income tax asset on its consolidated balance sheets representing income taxes paid in the U.S. on profits realized from the sale of rental equipment to its foreign subsidiaries.  As this rental equipment was depreciated, the prepaid tax was recognized as a current income tax expense in the Company’s consolidated statement of operations.  Under the new guidance, the Company is required to recognize a deferred tax asset related to the intercompany profits realized on the sale of non-inventory assets to its subsidiaries; however, profits realized from the intercompany sale of inventories will continue to be accounted for as a prepaid income tax asset in accordance with the prior guidance.  Under the new guidance, the deferred tax asset resulting from the sale of non-inventory assets is recognized at the jurisdictional tax rate of the subsidiary which purchased the asset.  Any differences between the subsidiary’s jurisdictional tax rate and the seller’s tax rate pertaining to the intercompany profit are charged to seller’s current income tax expense at the time of the sale.  With the recent reduction in the U.S. income tax rate to 21%, and assuming that a majority of the Company’s future intercompany equipment sales will continue to be made to its Canadian subsidiary having a higher statutory tax rate, the new guidance is expected to have a favorable impact on the Company’s provision for income taxes in future periods.  Due to the fact the Company has a valuation allowance against most of its net deferred tax assets, the adoption of this guidance had no impact upon the Company’s income tax expense for the three and nine months ended June 30, 2018.

In March 2016, the FASB issued guidance to simplify key components of employee share-based payment accounting.  The new guidance simplifies several aspects of the accounting for share-based payment transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification of excess tax benefits from share-based payments on the statement of cash flows.  The Company adopted this guidance in the first quarter of its fiscal year ending September 30, 2018.  No cumulative effect adjustment to retained earnings was needed upon adoption since the Company had no unrecorded excess tax benefits residing in its additional paid-in-capital account.  Under the prior standard, the Company was required to track and record as a component of additional paid-in capital the tax impact of cumulative windfalls, net of any shortfalls, which resulted from excess tax benefits from share-based payments. As a result, the impact of net windfalls has not historically affected the Company’s provision for income taxes or its effective income tax rate.  Under the new guidance, the Company will no longer track windfalls or shortfalls resulting from share-based payments since all future windfalls and shortfalls will be recorded as a component of the Company’s current provision for income taxes.  Depending on the magnitude of future windfalls or shortfalls, this change could significantly affect the Company’s provision for income taxes in a positive or negative direction.  Since the Company had a valuation allowance against the value of its cumulative U.S. net operating losses, the adoption of this guidance had no impact upon the Company’s income tax expense for the three and nine months ended June 30, 2018.

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

In May 2014, the FASB issued guidance requiring entities to recognize revenue from contracts with customers by applying a five-step model in accordance with the core principle to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In addition, this guidance specifies the accounting for some costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition.  In August 2015, the FASB issued guidance deferring the effective date of this guidance to annual periods beginning after December 15, 2017, including interim reporting periods therein.  Entities have the option to adopt this guidance either retrospectively or through a modified retrospective transition method.  This new standard will supersede existing revenue guidance and affect the Company's revenue recognition process and the presentations or disclosures of the Company's consolidated financial statements and footnotes.  The Company recognizes revenue through three primary transactions types:  (i) the immediate recognition of revenue through the routine delivery of products to its customers, (ii) the rental of equipment to its customers through short-term operating leases, and (iii) the recognition of revenue utilizing the percentage of completion method for the delivery of complex products requiring long manufacturing times and substantial engineering resources.  The Company will adopt this standard in the first quarter of its fiscal year ending September 30, 2019 using the modified retrospective method.  The Company’s evaluation of the standard is largely complete. At this point in the evaluation, the Company has not identified a transaction that will have a material effect on its consolidated financial statements.  The Company continues to evaluate the standard’s potential effects on its consolidated financial statements.

2.   Short-term Investments

	As of June 30, 2018 (in thousands)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate bonds	$18,345	$—	$(86)	$18,259
Government bonds	8,777	—	(22)	8,755
Total	$27,122	$—	$(108)	$27,014

	As of September 30, 2017 (in thousands)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate bonds	$22,829	$—	$(31)	$22,798
Government bonds	13,363	—	(24)	13,339
Total	$36,192	$—	$(55)	$36,137

  The Company’s short-term investments have contractual maturities ranging from July 2018 to March 2020.

3.   Derivative Financial Instruments

At June 30, 2018 and September 30, 2017, the Company’s Canadian subsidiary had CAN$38.9 million and CAD$26.1 million, respectively, of Canadian dollar denominated intercompany accounts payable owed to one of the Company’s U.S subsidiaries.  In order to mitigate its exposure to movements in foreign currency rates between the U.S. dollar and Canadian dollar, the Company routinely enters into foreign currency forward contracts to hedge a portion of its exposure to changes in the value of the Canadian dollar.  On March 28, 2018, the Company entered into $30.0 million Canadian dollar short-term hedge contract with a United States bank to reduce the impact on cash flows from movements in the Canadian dollar/U.S. dollar currency exchange rate, but has not been designated as a hedge for accounting purposes.

The following table summarizes the gross fair value of all derivative instruments, which are not designated as hedging instruments and their location in the consolidated balance sheets (in thousands).

Derivative Instrument	Location	June 30, 2018	September 30, 2017
Foreign Currency Forward Contracts	Accrued Expenses and Other Current Liabilities	$218	$—

The following table summarizes the Company’s gains on derivative instruments in the consolidated statements of operations for the three and nine month periods ended June 30, 2018 and 2017 (in thousands):

		Three Months Ended		Nine Months Ended
Derivative Instrument	Location	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Foreign Currency Forward Contracts	Other Income (Expense)	$601	$(48)	$1,176	$(20)

Amounts in the above table include realized and unrealized derivative gains and losses.

4.   Trade Accounts and Financing Receivables

Trade accounts receivable are reflected in the following table (in thousands):

	June 30, 2018	September 30, 2017
Trade accounts receivable	$14,719	$10,830
Allowance for doubtful accounts	(3,569)	(1,395)
	$11,150	$9,435

The allowance for doubtful accounts represents the Company’s best estimate of probable credit losses.  The Company determines the allowance based upon historical experience and a current review of its balances.  Accounts receivable balances are charged off against the allowance whenever it is probable that the receivable will not be recoverable.  During the three months ended June 30, 2018, the Company recorded bad debt expense of $2.7 million primarily attributable to a trade accounts receivable from a customer which filed for bankruptcy protection during the period.   While the Company is uncertain of the ultimate amount of bad debt that will result from the bankruptcy proceedings, it has provided a bad debt allowance for all of its pre-petition bankruptcy receivable claims.  Should any portion of these pre-petition claims be recovered in the future, the Company will reverse such bad debt expenses.

Financing receivables are reflected in the following table (in thousands):

	June 30, 2018	September 30, 2017
Promissory notes	$6,661	$4,306
Sales-type lease	6,127	8,581
Total financing receivables	12,788	12,887
Unearned income from promissory notes	(95)	(90)
Unearned income from sales-type lease	(300)	(527)
Total unearned income	(395)	(617)
Total financing receivables, net of unearned income	12,393	12,270
Less allowance for doubtful promissory notes	(1,849)	(1,020)
Less current portion of financing receivables	(5,031)	(3,055)
Non-current financing receivables	$5,513	$8,195

During the nine months ended June 30, 2018, the Company issued promissory notes to customers totaling $4.0 million in connection with the sale of rental equipment.  Cash flows from financing receivables related to the sale of rental equipment for the nine months ended June 30, 2018 of $3.6 million are included in proceeds from the sale of used rental equipment in the consolidated statements of cash flows.

5.   Inventories

Inventories consist of the following (in thousands):

	June 30, 2018	September 30, 2017
Finished goods	$22,880	$33,690
Work in process	8,045	2,512
Raw material	54,403	70,099
Obsolescence reserve	(31,014)	(29,614)
	54,314	76,687
Less current portion	(18,959)	(20,752)
Non-current portion	$35,355	$55,935

During the nine months ended June 30, 2018 and 2017, the Company made non-cash inventory transfers of $23.5 million and $1.6 million, respectively, to rental equipment.  Raw materials include semi-finished goods and component parts which totaled approximately $28.7 million and $48.2 million at June 30, 2018 and September 30, 2017, respectively.

6.   Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following (in thousands):

	Unrealized Losses on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Totals
Balance at October 1, 2017	$(58)	$(14,172)	$(14,230)
Changes in unrealized losses on available-for-sale securities	(53)	—	(53)
Foreign currency translation adjustments	—	(364)	(364)
Balance at June 30, 2018	$(111)	$(14,536)	$(14,647)

7.   Stock-Based Compensation

During the nine months ended June 30, 2018, the Company issued 155,450 shares of restricted stock under its 2014 Long Term Incentive Plan, as amended.  The weighted average grant date fair value of the restricted stock was $15.21 per share.  The grant date fair value of these awards was $2.4 million, which will be charged to expense over the next four years as the restrictions lapse.  Compensation expense for restricted stock awards was determined based on the closing market price of the Company’s stock on the date of grant applied to the total number of shares that are anticipated to fully vest.  Recipients of restricted stock awards are entitled to vote such shares and are entitled to dividends, if paid.

As of June 30, 2018, the Company had unrecognized compensation expense of $4.1 million relating to restricted stock awards.  This unrecognized compensation expense is expected to be recognized over a weighted average period of 2.7 years.  In addition, the Company had $0.1 million of unrecognized compensation expense related to nonqualified stock option awards which is expected to be recognized over a weighted average period of 1.0 years.

As of June 30, 2018, a total of 309,725 shares of restricted stock and 194,600 nonqualified stock options shares were outstanding.

8.   Loss Per Common Share

The Company applies the two-class method in calculating per share data.  The following table summarizes the calculation of net loss and weighted average common shares and common equivalent shares outstanding for purposes of the computation of loss per share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net loss	$(4,796)	$(14,376)	$(19,005)	$(37,584)
Less: Loss allocable to unvested restricted stock	—	—	—	—
Loss available to common shareholders	(4,796)	(14,376)	(19,005)	(37,584)
Reallocation of participating earnings	—	—	—	—
Loss attributable to common shareholders for diluted earnings per share	$(4,796)	$(14,376)	$(19,005)	$(37,584)
Weighted average number of common share equivalents:
Common shares used in basic loss per share	13,266,316	13,147,016	13,244,242	13,129,196
Common share equivalents outstanding related to stock options	—	—	—	—
Total weighted average common shares and common share equivalents used in diluted loss per share	13,266,316	13,147,016	13,244,242	13,129,196
Loss per share:
Basic	$(0.36)	$(1.09)	$(1.43)	$(2.86)
Diluted	$(0.36)	$(1.09)	$(1.43)	$(2.86)

For the calculation of diluted loss per share for the three and nine months ended June 30, 2018 and 2017, 194,600 and 201,800 stock options, respectively, were excluded in the calculation of weighted average shares outstanding as a result of their impact being antidilutive.

9.   Segment Information

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

The following table summarizes the Company’s segment information (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenue:
Seismic	$12,345	$7,308	$31,671	$30,658
Non-Seismic	8,778	6,741	23,058	18,945
Corporate	147	146	432	435
Total	$21,270	$14,195	$55,161	$50,038

Income (loss) from operations:
Seismic	$(4,122)	$(11,972)	$(15,552)	$(30,581)
Non-Seismic	1,428	1,004	3,841	3,108
Corporate	(2,442)	(2,806)	(8,252)	(8,672)
Total	$(5,136)	$(13,774)	$(19,963)	$(36,145)

10.   Income Taxes

The Company’s statutory U.S. income tax rate for the nine months ended June 30, 2018 was impacted by the Tax Cuts and Jobs Act (the “Act”), which was enacted into law on December 22, 2017.  Income tax effects resulting from changes in tax laws are accounted for by the Company in accordance with the authoritative guidance, which requires that these tax effects be recognized in the period in which the law is enacted and the effects are recorded as a component of the provision for income taxes from continuing operations.  As a result, the Company made changes to its provision for income tax resulting from the enactment of the Act for the nine months ended June 30, 2018.

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

   The Company’s effective tax rates for the three months ended June 30, 2018 and 2017 were (1.1)% and (4.7)%, respectively.  The Company’s effective tax rates for the nine months ended June 30, 2018 and 2017 were 3.1% and (3.9)%, respectively.  The United States statutory rate for the three and nine months ended June 30, 2018 and 2017 was 24.5% (blended) and 35%,  respectively.  Compared to the United States statutory rate, the lower effective tax rates resulted primarily from the provision of a valuation allowance against the Company’s U.S. and Canadian deferred tax assets, due to the uncertainty surrounding the Company’s ability to utilize such deferred tax assets in the future to offset taxable income.  In addition, for the three months ended March 31, 2018, the Company amended its prior year U.S. tax return to claim a $0.7 million refund.

11.   Exit and Disposal Activities

In December 2017, the Company initiated a program to reduce operating costs in light of expected and continuing low levels of seismic product demand.  The program is expected to produce approximately $6 million of annualized cash savings.  The majority of the cost reductions were realized through a reduction of over 60 employees from the Company’s Houston area workforce.   In connection with the workforce reductions, the Company incurred $0.7 million of termination costs in its first quarter of fiscal year

2018.  The termination costs were recorded to both cost of revenue and operating expenses in the consolidated statement of operations.  No further termination costs are expected and there are no outstanding liabilities related to this program as of June 30, 2018.

12.   Subsequent Event

On July 27, 2018, the Company acquired Quantum Technology Sciences, Inc., a Florida-based tactical security and surveillance systems solutions provider (“Quantum”) through a merger of the Company’s subsidiary with and into Quantum, with Quantum as the surviving corporation.  Quantum’s operations will remain in Florida, performing as a wholly-owned subsidiary of the Company.

The acquisition purchase price for Quantum consisted of a cash down payment at closing of approximately $4.4 million and contingent earn-out payments of up to $23.5 million over a four-year period.  The contingent payments, if any, which may be paid in the form of cash or Company stock, will be derived from certain eligible revenue that may be generated during the four-year earn-out period.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein, if any, contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “intend”, “expect”, “plan”, “budget”, “forecast”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue”, “evaluating” or similar words.  Statements that contain these words should be read carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other forward-looking information.  Examples of forward-looking statements include, among others, statements that we make regarding our expected operating results, the adoption and sale of our products in various geographic regions, anticipated levels of capital expenditures and the sources of funding therefore, and our strategy for growth, product development, market position, financial results and the provision of accounting reserves.  These forward-looking statements reflect our best judgment about future events and trends based on the information currently available to us.  However, there will likely be events in the future that we are not able to predict or control.  The factors listed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, as well as other cautionary language in such Annual Report and this Quarterly Report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.  Such examples include, but are not limited to, decreases in commodity price levels, which could reduce demand for our products, the failure of our products to achieve market acceptance, despite substantial investment by us, our sensitivity to short term backlog, delayed or cancelled customer orders, product obsolescence resulting from poor industry conditions or new technologies, bad debt write-offs associated with customer accounts, lack of further orders for our OBX systems, failure of our non-seismic products to be adopted by the border and security perimeter market, infringement or failure to protect intellectual property, the failure of the acquisition transaction to yield positive operating results, and any negative impact from our restatement of our financial statements regarding current assets.  The occurrence of the events described in these risk factors and elsewhere in this Quarterly Report on Form 10-Q could have a material adverse effect on our business, results of operations and financial position, and actual events and results of operations may vary materially from our current expectations.  We assume no obligation to revise or update any forward-looking statement, whether written or oral, that we may make from time to time, whether as a result of new information, future developments or otherwise.

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

Wireless Products

We have developed a land-based wireless (or nodal) seismic data acquisition system called the GSX.  Rather than utilizing interconnecting cables as required by most traditional land data acquisition systems, each GSX station operates as an independent data collection system, allowing our GSX stations to be deployed in virtually unlimited channel configurations.  As a result, our GSX system requires less maintenance, which we believe allows our customers to operate more effectively and efficiently because of its reduced environmental impact, lower weight and ease of operation.  Our GSX system is designed into configurations ranging from one to four channels per station.  Since its introduction in 2008 and through June 30, 2018, we have sold 417,000 GSX channels and we have 92,000 GSX channels in our rental fleet.

We have also developed a marine-based wireless seismic data acquisition system called the OBX.  Similar to our GSX land-based wireless system, the marine OBX system can be deployed in virtually unlimited channel configurations and does not require interconnecting cables between each station.  Our deep water versions of the OBX system can be deployed in depths of up to 3,450 meters.  Through June 30, 2018, we have sold approximately 600 OBX stations and we have 13,000 OBX stations in our rental fleet.

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

Consolidated Results of Operations

We report and evaluate financial information for two segments: Seismic and Non-Seismic.  Summary financial data by business segment follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Seismic
Traditional exploration product revenue	$2,582	$3,604	$9,559	$9,811
Wireless exploration product revenue	7,890	2,681	17,560	18,605
Reservoir product revenue	1,873	1,023	4,552	2,242
Total revenue	12,345	7,308	31,671	30,658
Operating loss	(4,122)	(11,972)	(15,552)	(30,581)
Non-Seismic
Industrial product revenue	5,674	3,873	14,061	10,253
Imaging product revenue	3,104	2,868	8,997	8,692
Total revenue	8,778	6,741	23,058	18,945
Operating income	1,428	1,004	3,841	3,108
Corporate
Revenue	147	146	432	435
Operating loss	(2,442)	(2,806)	(8,252)	(8,672)
Consolidated Totals
Revenue	21,270	14,195	55,161	50,038
Operating loss	(5,136)	(13,774)	(19,963)	(36,145)

Overview

Early in calendar year 2014, we experienced a softening in the demand for our seismic exploration products, particularly in North America, as capital budgets for oil and gas producers were trending away from exploration-focused activities toward production and exploitation activities.  During this period oil production in North America’s unconventional shale reservoirs increased, as did oil production from other non-OPEC countries, resulting in an oversupply of crude oil in the world market.  Market prices for a barrel of crude oil declined from over $100 in July 2014 to approximately $27 in January 2016, and have recovered to approximately $69 today.  With this decline in oil and natural gas prices, oil and gas exploration and production companies experienced a significant reduction in cash flows, which resulted in sharp reductions in their capital spending budgets for oil and gas exploration-focused activities, including seismic activities.  While we are seeing some signs of increased seismic activity around the world, the need for new seismic equipment remains restrained due to capital limitations affecting many of our customers along with excess unutilized equipment.  We expect revenue from our seismic products, and in particular our traditional and wireless products, to remain low until exploration-focused seismic activities increase which we believe will result from the ongoing depletion of existing reservoirs prompting the need to find new sources of oil and gas.  We expect these challenging industry conditions will continue for the remaining months of fiscal year 2018 and into fiscal year 2019.

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

In December 2017, we initiated a program to reduce operating costs in light of expected and continuing low levels of seismic product demand.  The program is expected to produce approximately $6 million of annualized cash savings.  The majority of the future cost reductions will be realized through the reduction of over 60 employees from our Houston area workforce.  In connection with the workforce reductions, we incurred $0.7 million of termination costs in our first quarter of fiscal year 2018.  The termination costs were recorded to both cost of revenue and operating expenses in the consolidated statement of operations.  No further termination costs are expected and there are no outstanding liabilities related to this program as of June 30, 2018.

Three and nine months ended June 30, 2018 compared to the three and nine months ended June 30, 2017

Consolidated revenue for the three months ended June 30, 2018 increased $7.1 million, or 49.8%, from the corresponding period of the prior fiscal year.  This increase was due to significant increases in both our seismic and non-seismic product revenue.  Consolidated revenue for the nine months ended June 30, 2018, increased $5.1 million, or 10.2%, from the corresponding period of the prior fiscal year.  The increase in revenue for the nine months ended June 30, 2018 was primarily due to an increase in our non-seismic product revenue.

Consolidated gross profit (loss) for the three months ended June 30, 2018 was $4.7 million, compared to a loss of ($5.1) million for the corresponding period of prior fiscal year.  Consolidated gross profit (loss) for the nine months ended June 30, 2018 was $5.7 million, compared to a loss of ($11.0) million for the corresponding period of prior fiscal year.  The improvement in gross profit (loss) for both periods resulted from (i) an increase in revenue, and principally an increase in rental revenue combined with declining depreciation expense associated with rental equipment, (ii) a $3.0 and $8.1 million decrease in inventory obsolescence expense for the three months and nine months ended June 30, 2018, and (iii) a reduction in fixed manufacturing costs derived from workforce reductions occurring in the first quarter of fiscal year 2018.  Until seismic product demand increases resulting in increased utilization of our factory, we expect our consolidated gross margins to remain below historic norms.

In light of current market conditions, our seismic product inventories at June 30, 2018 continue to exceed levels considered appropriate for our current level of product demand.  While we are aggressively working to reduce these legacy inventory balances, we are also adding new inventories for recent product developments and other product demand.  During periods of excessive inventory levels, our policy has been, and will continue to be, to record obsolescence expense in our consolidated income statement as we experience reduced levels of inventory turnover and as our inventories continue to age.  If difficult market conditions continue, we expect to record additional inventory obsolescence expense in fiscal year 2018 and beyond until seismic product demand and resulting seismic inventory turnover returns to acceptable levels.

Consolidated operating expenses for the three months ended June 30, 2018 were $9.8 million, an increase of $1.2 million, or 13.3%, from the corresponding period of the prior fiscal year.  Consolidated operating expenses for the nine months ended June 30, 2018 were $25.7 million, an increase of $0.5 million, or 2.1%, from the corresponding period of the prior fiscal year.  The increase in operating expenses for both periods was primarily due to a $2.6 million bad debt expense attributable to a trade accounts receivable from a customer which filed for bankruptcy protection during the quarter ended June 30, 2018.  Excluding bad debt expense (recovery), operating expenses decreased $1.6 million and $3.3 million, respectively, for the three and nine months ended June 30, 2018.  This decrease was primarily due to lower stock-based compensation expense, workforce reductions and a decline in research and development project costs.

Consolidated other income for the three months ended June 30, 2018 was $0.4 million, compared to $46,000 from the corresponding period of the prior fiscal year.  The increase in other income was primarily due to an increase in foreign exchange gains and foreign currency hedge financing fees offset by an increase in interest income resulting from increased financing receivables.  Consolidated other income (expense) for the nine months ended June 30, 2018 was $0.3 million, compared to ($16,000) from the corresponding period of the prior fiscal year.  The increase was primarily due to an increase in interest income resulting from increased financing receivables and a decrease in foreign exchange losses, and was partially offset by an increase in foreign currency hedge financing fees.

Consolidated income tax expense for the three months ended June 30, 2018 was $0.1 million compared to $0.6 million for the corresponding period of the prior fiscal year.  Consolidated income tax expense (benefit) for the nine months ended June 30, 2018 was $(0.6) million compared to $1.4 million for the corresponding period of the prior fiscal year.  Our effective tax rates for the three months ended June 30, 2018 and 2017 were (1.1)% and (4.7)%, respectively.  Our effective tax rates for the nine months ended June 30, 2018 and 2017 were 3.1% and (3.9)%, respectively.  The United States statutory tax rate for the three and nine months ended March 31, 2018 and 2017 were 24.5% (blended) and 35%, respectively.  Compared to the United States statutory rate, the lower effective tax rates for the three and nine months ended June 30, 2018 and 2017 primarily resulted from our inability to recognize any tax benefits for the tax losses we incurred in the U.S. and Canada due to the uncertainty surrounding our ability to utilize these losses in the future to offset taxable income.  In addition, for the three months ended March 31, 2018, the Company amended its prior year U.S. tax return to claim a $0.7 million refund.

Seismic Products

Revenue

Revenue from our seismic products for the three months ended June 30, 2018 increased $5.0 million, or 68.9%, from the corresponding period of the prior fiscal year.  Revenue from our seismic products for the nine months ended June 30, 2018 increased

$1.0 million, or 3.3%, from the corresponding period of the prior fiscal year.  The components of these increases include the following:

•

Traditional Exploration Product Revenue – For the three months ended June 30, 2018, revenue from our traditional products decreased $1.0 million, or 28.4% from the corresponding period of the prior fiscal year.  For the nine months ended June 30, 2018, revenue from our traditional products decreased $0.3 million, or 2.6% from the corresponding period of the prior fiscal year.  The decrease in both periods primarily reflects lower demand for our specialty sensor products.

•

Wireless Exploration Product Revenue – For the three months ended June 30, 2018, revenue from our wireless exploration products increased by $5.2 million, or 194.3%, from the corresponding period of the prior fiscal year.  This increase primarily resulted from an increase in rentals of our OBX wireless products.  For the nine months ended June 30, 2018, revenue from our wireless exploration products decreased by $1.0 million, or 5.6%, from the corresponding period of the prior fiscal year.  This decrease was primarily due to lower OBX product sales, partially offset by an increase in both OBX and GSX wireless rental revenue.

•

Reservoir Product Revenue – For the three months ended June 30, 2018, revenue from our reservoir products increased $0.9 million, or 83.1%, from the corresponding period of the prior fiscal year.  For the nine months ended June 30, 2018, revenue from our reservoir products increased $2.3 million, or 103.0%, from the corresponding period of the prior fiscal year.  The increase for both periods primarily reflects revenue received from the sale of borehole tools from our rental fleet and higher service revenue.

Operating Loss

Our operating loss associated with our seismic products for the three months ended June 30, 2018 decreased $7.9 million, or 65.6%, from the corresponding period of the prior year.  Our operating loss associated with our seismic products for the nine months ended June 30, 2018 decreased $15.0 million, or 49.1%, from the corresponding period of the prior year. The decrease in operating loss for both periods resulted from increased revenue and both cash and non-cash cost reductions.  These cost improvements were partially offset by increased bad debt expense in both periods.

Non-Seismic Products

Revenue

Revenue from our non-seismic products for the three months ended June 30, 2018 increased $2.0 million, or 30.2%, from the corresponding period of the prior fiscal year.  Revenue from our non-seismic products for the nine months ended June 30, 2018 increased $4.1 million, or 21.7%, from the corresponding period of the prior fiscal year.  The components of these increases included the following:

•

Industrial Product Revenue – For the three months ended June 30, 2018, revenue from our industrial products increased $1.8 million, or 46.5% from the corresponding period of the prior fiscal year.  For the nine months ended June 30, 2018, revenue from our industrial products increased $3.8 million, or 37.1% from the corresponding period of the prior fiscal year.  The increase for both periods was primarily attributable to higher demand for our water meter products as well as higher revenue contributions from contract manufacturing and industrial sensor products.

•

Imaging Product Revenue – For the three months ended June 30, 2018, revenue from our imaging products increased $0.2 million, or 8.2%, from the corresponding period of the prior fiscal year.    For the nine months ended June 30, 2018, revenue from our imaging products increased $0.3 million, or 3.5%, from the corresponding period of the prior fiscal year.  The increase for both periods was primarily attributable to higher demand for our film products.

Operating Income

Our operating income associated with revenue from our non-seismic products for the three months ended June 30, 2018 increased $0.4 million, or 42.2%, from the corresponding period of the prior fiscal year.  Our operating income associated with sales of our non-seismic products for the nine months ended June 30, 2018 increased $0.7 million, or 23.6%, from the corresponding period of the prior fiscal year.  The increase for both periods primarily resulted from increased industrial product revenue.

Liquidity and Capital Resources

At June 30, 2018, we had approximately $12.6 million in cash and cash equivalents and $27.0 million in short-term investments.  For the nine months ended June 30, 2018, we used $12.1 million of cash in operating activities.  Our net loss of $19.0 million was offset by (i) net non-cash charges of $20.0 million from deferred income taxes, depreciation, impairment, accretion, inventory obsolescence, stock-based compensation and bad debt expense and (ii) a $1.4 million increase in accounts payable associated with inventory purchases and the timing of payments to suppliers.  Other uses of cash in our operations included (i) a $3.9 million increase in trade accounts receivable resulting from the timing of collections from customers, (ii) a $5.7 increase in inventories for the production of OBX products and recently introduced land-based wireless seismic products, (iii) a $1.2 million increase in prepaid and other assets primarily due an increase in deferred rent receivable and (iv) the removal of a $5.0 million gross profit from the sale of used rental equipment since such gross profit is reflected in the proceeds from the sale of used rental equipment under investing activities.

For the nine months ended June 30, 2018, we generated cash of $9.8 million from investing activities.  Sources of cash included (i) $9.0 million of net proceeds from the sale of short-term investments and (ii) $4.3 million of proceeds from the sale of rental equipment and (iii) $1.7 million in insurance proceeds and claims receivable related to a property insurance claim.  These sources of cash were partially offset by (i) $2.5 million to expand our rental fleet, (ii) $1.0 million for additions to our property, plant and equipment and (iii) $2.0 in payments for damages related to the insurance claim.  We expect fiscal year 2018 cash investments into our rental fleet to be approximately $4 million.  We estimate total fiscal year 2018 cash investments in property, plant and equipment will be approximately $2 million.  Our capital expenditures are expected to be funded from our cash on hand, internal cash flow or, if necessary, from borrowings under our credit agreement.

For the nine months ended June 30, 2018, we generated cash proceeds of $19,000 from financing activities from the exercise of stock options by our employees.  We had no long-term debt outstanding throughout the fiscal year ended September 30, 2017 or for the nine months ended June 30, 2018.

Crude oil prices have recently increased to their highest level in three years, although the current price level of crude oil remains significantly below the peak price levels seen in 2014.  OPEC and other crude oil producing/exporting nations appear united in their efforts to maintain agreed-upon supply cuts aimed at reducing the glut of crude oil in storage around the world.  If these efforts to obtain an economic equilibrium in worldwide crude oil supplies are successful, crude oil prices may stabilize or even drift higher in the months to come.  These factors and developing trends bode well for the oil and gas geophysical industry and we expect to participate in any resurgence in seismic equipment demand that may be forthcoming.  While we are seeing some signs of increased seismic activity around the world, the need for new seismic equipment remains restrained due to capital limitations affecting many of our customers along with excess unutilized equipment.  We expect revenue from our seismic products, and in particular our traditional and wireless products, to remain low until exploration-focused seismic activities increase which we believe will result from the ongoing depletion of existing reservoirs prompting the need to find new sources of oil and gas.  We expect these challenging industry conditions will continue for the remaining months of fiscal year 2018 and into fiscal year 2019.

Our available cash, cash equivalents and short-term investments totaled $39.5 million at June 30, 2018, including $8.1 million of cash and cash equivalents held by our foreign subsidiaries and branch offices.  In light of the Tax Cuts and Jobs Act signed into law on December 22, 2017 which requires companies to pay a one-time transition tax on undistributed earnings of foreign subsidiaries, we are currently re-evaluating our prior intent to permanently reinvest these undistributed earnings.  If we were to repatriate the cash held by our foreign subsidiaries, we would be required to accrue and pay taxes on any amounts repatriated.

Our credit agreement allows for borrowings of up to $30.0 million with such amounts available for borrowing determined by a borrowing base.  In October 2017, we extended the maturity of the credit agreement from May 2018 to April 2019.  At June 30, 2018, we had no outstanding borrowings under the credit agreement and, after consideration of $0.3 million of outstanding letters of credit, our borrowing availability under the credit facility was $21.9 million.  At June 30, 2018, we were in compliance with all covenants under the credit agreement.  We currently do not anticipate the need to borrow under the credit agreement; however, we can make no assurance that we will not do so.

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

Critical Accounting Policies

During the nine months ended June 30, 2018, there has been no material change to our critical accounting policies discussed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 other than the adoption of Accounting Standards Update 2016-09, “Improvements to Employee Share-Based Payment Accounting” and 2016-16, “Accounting for Income Taxes:  Intra-Entity Transfers of Assets Other Than Inventory”.

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

Foreign Currency and Operations Risk

One of our wholly-owned subsidiaries, Geospace Technologies Eurasia, is located in the Russian Federation.  In addition, we operate a branch office, Geospace Technologies Sucursal Sudamericana, in Colombia.  Our financial results for these entities may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions or changes in the political climate.  Our consolidated balance sheet at June 30, 2018 reflected approximately USD $5.1 million and USD $0.2 million of foreign currency denominated net working capital related to our Russian and Colombian operations, respectively.  Both of these entities receive a portion of their revenue and pay a majority of their expenses primarily in their local currency.  To the extent that transactions of these entities are settled in their local currency, a devaluation of these currencies versus the U.S. dollar could reduce any contribution from these entities to our consolidated results of operations and total comprehensive income as reported in U.S. dollars.  We do not hedge the market risk with respect to our operations in these countries; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of such currencies versus U.S. dollars to the extent such disruptions result in any reduced valuation of these foreign entities’ net working capital or future contributions to our consolidated results of operations.  At June 30, 2018, the foreign exchange rate for $1.00 (one U.S. dollar) was equal to approximately 62.75 Russian Rubles and 2,939 Colombian Pesos.  If the value of the U.S. dollar were to strengthen by ten percent against these foreign currencies, our working capital in the Russian Federation and in Colombia would decline by USD $0.5 million and USD $18,000, respectively.

Foreign Currency Intercompany Accounts and Notes Receivable

We sell products to our foreign subsidiaries on trade credit terms in both U.S. dollars and in the subsidiary’s local currency.  At June 30, 2018, we had outstanding Canadian-dollar denominated intercompany accounts receivable of CAN $38.9 million, which we consider to be of a short-term nature.  The appreciation or devaluation of the Canadian dollar against the U.S. dollar will result in a gain or loss, respectively, to our consolidated statement of operations.  At June 30, 2018, the foreign exchange rate for USD $1.00 was equal to approximately CAN $1.31.  On June 29, 2018 we entered into a CAN $30.0 million short-term hedge contract with a United States bank to hedge a portion of our Canadian dollar foreign exchange rate exposure, resulting in an under-hedged position of approximately CAN $8.9 million.  At June 30, 2018, if the U.S. dollar exchange rate were to strengthen by ten percent against the Canadian dollar, we would recognize a foreign exchange loss of USD $0.7 million in our consolidated financial statements.

Floating Interest Rate Risk

Our credit agreement contains a floating interest rate which subjects us to the risk of increased interest costs associated with any upward movements in bank market interest rates.  Under our credit agreement our borrowing interest rate is the Wall Street Journal prime rate, which was 5.0% at June 30, 2018.  As of June 30, 2018 and September 30, 2017, there were no borrowings outstanding under our credit agreement.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including the CEO and CFO, as of June 30, 2018, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2018.

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

This error was subsequently identified and corrected, and resulted in a restatement to the consolidated balance sheets as of September 30, 2016 and 2015 and as of December 31, 2016, March 31, 2017 and June 30, 2017, which was included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.  The error had no impact upon previously reported total assets, total liabilities, revenue, net loss, net loss per share, or cash flows.

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

GEOSPACE TECHNOLOGIES CORPORATION

Date:	August 3, 2018	By:	/s/ Walter R. Wheeler
Walter R. Wheeler, President
and Chief Executive Officer
(duly authorized officer)

Date:	August 3, 2018	By:	/s/ Thomas T. McEntire
Thomas T. McEntire, Vice President,
Chief Financial Officer and Secretary
(principal financial officer)