Form 10-Q
period 2018-12-31
GEOSPACE TECHNOLOGIES CORP
filed 2019-02-06
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended December 31, 2018 OR

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

Yes    X    No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes    No    X

There were 13,632,791 shares of the Registrant’s Common Stock outstanding as of the close of business on January 31, 2019.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except share amounts)

(unaudited)

	December 31, 2018	September 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$17,111	$11,934
Short-term investments	9,495	25,471
Trade accounts receivable, net	12,399	14,323
Financing receivables	3,843	4,258
Inventories	17,565	18,812
Prepaid expenses and other current assets	3,336	1,856
Total current assets	63,749	76,654

Rental equipment, net	52,394	39,545
Property, plant and equipment, net	33,302	33,624
Non-current inventories	31,003	31,655
Goodwill	5,980	4,343
Other intangible assets, net	12,163	8,006
Deferred income tax assets, net	264	246
Non-current financing receivables, net	3,793	4,740
Prepaid income taxes	57	54
Other assets	225	213
Total assets	$202,930	$199,080

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable trade	$8,338	$4,106
Accrued expenses and other current liabilities	6,391	6,826
Deferred revenue	4,620	3,752
Income tax payable	96	51
Total current liabilities	19,445	14,735

Contingent earn-out liabilities	12,055	7,713
Deferred income tax liabilities	33	45
Total liabilities	31,533	22,493

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 13,632,791 and 13,600,541 shares issued and outstanding	136	136
Additional paid-in capital	86,933	86,116
Retained earnings	100,101	105,954
Accumulated other comprehensive loss	(15,773)	(15,619)
Total stockholders’ equity	171,397	176,587
Total liabilities and stockholders’ equity	$202,930	$199,080

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended
	December 31, 2018	December 31, 2017
Revenue:
Products	$10,459	$13,274
Rental	7,416	1,370
Total revenue	17,875	14,644
Cost of revenue:
Products	11,220	13,096
Rental	3,565	2,516
Total cost of revenue	14,785	15,612

Gross profit (loss)	3,090	(968)

Operating expenses:
Selling, general and administrative	6,085	5,129
Research and development	3,171	3,158
Bad debt expense (recovery)	(103)	350
Total operating expenses	9,153	8,637

Loss from operations	(6,063)	(9,605)

Other income (expense):
Interest expense	(34)	(64)
Interest income	272	263
Foreign exchange gains (losses), net	67	(43)
Other, net	(88)	(25)
Total other income, net	217	131

Loss before income taxes	(5,846)	(9,474)
Income tax expense	7	6
Net loss	$(5,853)	$(9,480)

Loss per common share:
Basic	$(0.44)	$(0.72)
Diluted	$(0.44)	$(0.72)

Weighted average common shares outstanding:
Basic	13,339,408	13,202,384
Diluted	13,339,408	13,202,384

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended
	December 31, 2018	December 31, 2017
Net loss	$(5,853)	$(9,480)
Other comprehensive income (loss):
Change in unrealized gains (losses) on available-for-sale securities, net of tax	64	(51)
Foreign currency translation adjustments	(218)	(205)
Total other comprehensive loss	(154)	(256)
Total comprehensive loss	$(6,007)	$(9,736)

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, expect share amounts)

(unaudited)

	Common Stock				Accumulated
			Additional		Other
			Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance at October 1, 2018	13,600,541	$136	$86,116	$105,954	$(15,619)	$176,587
Net loss	—	—	—	(5,853)	—	(5,853)
Other comprehensive loss	—	—	—	—	(154)	(154)
Issuance of restricted stock	8,000	—	—	—	—	—
Forfeiture of restricted stock	(250)	—	—	—	—	—
Issuance of common stock pursuant
to the exercise of stock options	24,500	—	215	—	—	215
Stock-based compensation	—	—	602	—	—	602
Balance at December 31, 2018	13,632,791	$136	$86,933	$100,101	$(15,773)	$171,397

Balance at October 1, 2017	13,438,616	$134	$83,733	$125,166	$(14,230)	$194,803
Net loss	—	—	—	(9,480)	—	(9,480)
Other comprehensive loss	—	—	—	—	(256)	(256)
Issuance of restricted stock	138,650	2	(2)	—	—	—
Forfeiture of restricted stock	(16,675)	—	—	—	—	—
Stock-based compensation	—	—	826	—	—	826
Balance at December 31, 2017	13,560,591	$136	$84,557	$115,686	$(14,486)	$185,893

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	December 31, 2018	December 31, 2017
Cash flows from operating activities:
Net loss	$(5,853)	$(9,480)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income tax benefit	(61)	(55)
Rental equipment depreciation	2,711	2,247
Property, plant and equipment depreciation	919	1,095
Amortization of intangible assets	362	—
Accretion of discounts on short-term investments	(7)	13
Stock-based compensation expense	602	826
Bad debt expense (recovery)	(103)	350
Inventory obsolescence expense	1,428	1,434
Gross profit from sale of used rental equipment	—	(2,566)
Realized loss on short-term investments	59	—
Effects of changes in operating assets and liabilities:
Trade accounts receivable	1,824	2,562
Income tax receivable	—	10
Inventories	(6,302)	(2,865)
Prepaid expenses and other current assets	(1,472)	(329)
Prepaid income taxes	(12)	41
Accounts payable trade	4,240	723
Accrued expenses and other	2,008	267
Deferred revenue	879	(65)
Income tax payable	50	—
Net cash provided by (used in) operating activities	1,272	(5,792)

Cash flows from investing activities:
Purchase of property, plant and equipment	(717)	(218)
Investment in rental equipment	(10,164)	—
Proceeds from the sale of used rental equipment	728	997
Purchases of short-term investments	—	(1,905)
Proceeds from the sale of short-term investments	16,081	5,898
Business acquisition	(1,819)	—
Payments for damages related to insurance claim	(118)	—
Proceeds from insurance claim	78	—
Net cash provided by investing activities	4,069	4,772

Cash flows from financing activities:
Proceeds from the exercise of stock options	215	—
Net cash provided by financing activities	215	—

Effect of exchange rate changes on cash	(379)	(149)
Increase (decrease) in cash and cash equivalents	5,177	(1,169)
Cash and cash equivalents, beginning of fiscal year	11,934	15,092
Cash and cash equivalents, end of fiscal period	$17,111	$13,923

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.   Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet of Geospace Technologies Corporation and its subsidiaries (the “Company”) at September 30, 2018 was derived from the Company’s audited consolidated financial statements at that date.  The consolidated balance sheet at December 31, 2018 and the consolidated statements of operations, comprehensive loss, stockholders’ equity and the consolidated statements of cash flows for the three months ended December 31, 2018 and 2017 were prepared by the Company without audit.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows were made.  The results of operations for the three months ended December 31, 2018 are not necessarily indicative of the operating results for a full year or of future operations.

Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America were omitted pursuant to the rules of the Securities and Exchange Commission.  The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended September 30, 2018.

Reclassifications

Certain amounts previously presented in the consolidated financial statements have been reclassified to conform to the current year presentation.  Such reclassifications had no effect on previously reported net loss, stockholders equity or cash flows.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity at the time of purchase of three months or less to be cash equivalents.  At December 31, 2018, cash and cash equivalents included $7.6 million held by the Company’s foreign subsidiaries and branch offices.  If the Company were to repatriate the cash held by its foreign subsidiaries, it would be required to accrue and pay taxes on any amount repatriated under rates enacted by The Tax Cuts and Jobs Act (“2017 Tax Act”).

Recently Adopted Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board (“FASB”) issued guidance which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.  Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  This guidance was adopted by the Company in its first quarter of fiscal year 2019.  The adoption had no effect on the Company’s consolidated financial statements as it holds no restricted cash balances.

In May 2014, the FASB issued guidance requiring entities to recognize revenue from contracts with customers by applying a five-step model in accordance with the core principle to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In addition, this guidance specifies the accounting for some costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition.  In August 2015, the FASB issued guidance deferring the effective date of this guidance to annual periods beginning after December 15, 2017, including interim reporting periods therein.  This new standard supersedes existing revenue guidance and affected the Company's revenue recognition process and the presentations or disclosures of the Company's consolidated financial statements and footnotes.  The Company adopted this standard on October 1, 2018 using the modified retrospective method.  The adoption of this standard did not (i) result in a cumulative adjustment as of October 1, 2018 or (ii) have any impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued guidance requiring certain existing disclosure requirements in ASC Topic 820, Fair Value Measurements and Disclosures, to be modified or removed, and certain new disclosure requirements to be added to this standard.  In addition, the guidance allows entities to exercise more discretion when considering fair value measurement disclosures.  The guidance is effective for fiscal years beginnings after December 15, 2019 with early adoption permitted. The Company is in the process of evaluating the impact of this guidance on its consolidated financial statements.

In January 2017, the FASB issued guidance simplifying the current two-step goodwill impairment test by eliminating Step 2 of the test.  The guidance requires a one-step impairment test in which an entity compares the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any.  This guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, and should be applied on a prospective basis.  Early adoption is permitted for the interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

In June 2016, the FASB issued guidance surrounding credit losses for financial instruments that replaces the incurred loss impairment methodology in generally accepted accounting principles (“GAAP”).  The new impairment model requires immediate recognition of estimated credit losses expected to occur for most financial assets and certain other financial instruments.  For available-for-sale debt securities with unrealized losses, credit losses will be recognized as allowances rather than reductions in the amortized cost of the securities.  The standard is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those annual periods.  Early adoption for a fiscal year beginning after December 15, 2018 is permitted.  Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first effective reporting period.  The Company expects to adopt this standard during the first quarter of its fiscal year ending September 30, 2021 and is currently evaluating the impact of this new guidance on its consolidated financial statements.

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

2.   Revenue Recognition

On October 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers. This new standard applies to contracts for the sale of products and services, and does not apply to contracts for the rental or lease of products.  The Company adopted the new standard using the modified retrospective method applied to those contracts that were not completed as of September 30, 2018.  Results for reporting periods beginning after September 30, 2018 are presented under the new standard, while prior period amounts are not restated.

Under the new standard, the Company recognizes revenue when performance of contractual obligations are satisfied, generally when control of the promised goods or services is transferred to its customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services.

The Company primarily derives product revenue from the sale of its manufactured products and from the sale of its manufactured rental equipment.  Revenue from these product sales, including the sale of used rental equipment, is recognized when all of the following have occurred: (i) title passes to the customer, (ii) the customer assumes the risks and rewards of ownership, (iii) the product sales price has been determined, (iv) collectability of the sales price is reasonably assured, and (v) product delivery occurs as directed by the customer. The Company’s products are generally sold without any customer acceptance provisions, and the Company’s standard terms of sale do not allow customers to return products for credit.

Revenue from engineering services is recognized as services are rendered over the duration of a project, or as billed on a per hour basis.  Field service revenue is recognized when services are rendered and is generally priced on a per day rate.

The Company also generates revenue from short-term rentals under operating leases of its manufactured products.  Rental revenue is recognized as earned over the rental period.  Rentals of the Company’s equipment generally range from daily rentals to rental periods of up to six months or longer.  The Company has determined that the new standard does not apply to rental contracts, which are within the scope of other revenue recognition accounting standards.

The cumulative effect of the changes made to the Company’s consolidated balance sheet as of October 1, 2018 resulting from the adoption of the new standard was not material and did not impact opening retained earnings.  The impact on the timing of sales and services for the three months ended December 31, 2018 resulting from the application of the new standard was not material.

As permissible under the new standard, sales and transaction-based taxes are excluded from revenue.  Also, the Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.  Additionally, the Company expenses costs incurred to obtain contracts when incurred because the amortization period would have been one year or less.  These costs are recorded in selling, general and administrative expenses.

As of December 31, 2018 and September 30, 2018 the Company had deferred contract liabilities of $0.1 million and $0.2 million included in deferred revenue and deferred contract assets of $36,000 and $27,000 included in prepaid expenses and other current assets on its consolidated balance sheets.   During the three months ended December 31, 2018, the Company recognized revenue of $0.1 million included in its deferred contract liability balance and $8,000 included in its prepaid expenses and other current asset balance at the beginning of the period.

For each of the Company’s operating segments, the following table presents revenue from the sale of products and services under contracts with customers.  The table excludes all revenue earned from rental contracts (in thousands):

	Three Months Ended
	December 31, 2018	December 31, 2017
Oil and Gas Markets
Traditional exploration product revenue	$2,726	$3,599
Wireless exploration product revenue	144	2,623
Reservoir product revenue	888	618
Total revenue	3,758	6,840

Adjacent Markets
Industrial product revenue	3,562	3,676
Imaging product revenue	3,051	2,758
Total revenue	6,613	6,434

Emerging Markets
Revenue	88	—

Total	$10,459	$13,274

See note 13 for more information on the Company’s operating segments.

For each of the geographic areas where the Company operates, the following table presents revenue from the sale of products and services under contracts with customers.  The table excludes all revenue earned from rental contracts (in thousands):

	Three Months Ended
	December 31, 2018	December 31, 2017
Asia	$1,558	$1,006
Canada	288	365
Europe	915	3,419
United States	6,610	8,023
Other	1,088	461
Total	$10,459	$13,274

Revenue is attributable to countries based on the ultimate destination of the product sold, if known.  If the ultimate destination is not known, revenue is attributable to countries based on the geographic location of the initial shipment.

3.   Business Acquisition

On November 13, 2018, the Company acquired all of the intellectual property and related assets of the OptoSeis® fiber optic sensing technology business.  The assets of the OptoSeis business are included in the Company’s Oil and Gas Markets business segment.  The acquisition purchase price consisted of cash at closing of approximately $1.8 million and contingent earn-out payments of up to $23.2 million over a five-and-a-half year period.  The contingent cash payments will be derived from eligible revenue generated during the earn-out period from product and services.

In connection with the acquisition the Company recorded goodwill and other intangible assets of $6.1 million and established an initial contingent earn-out liability of $4.3 million.  No current assets and liabilities were acquired in the transaction.  The contingent earn-out payments will be derived from certain eligible revenue generated during the five-and-a-half year earn-out period.

Acquisition related legal costs of $0.2 million are included in selling, general and administrative expenses in the Company’s consolidated financial statements.  Due to the limited amount of time since the acquisition transaction, the valuation of the OptoSeis assets and liabilities and the determination of the fair value of the contingent consideration are considered by the Company as preliminary and subject to change.

4.   Short-term Investments

	As of December 31, 2018 (in thousands)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate bonds	$6,289	$—	$(25)	$6,264
Government bonds	3,224	7	—	3,231
Total	$9,513	$7	$(25)	$9,495

	As of September 30, 2018 (in thousands)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate bonds	$17,851	$—	$(60)	$17,791
Government bonds	7,702	—	(22)	7,680
Total	$25,553	$—	$(82)	$25,471

The Company’s short-term investments have contractual maturities ranging from February 2019 to November 2020.

5.   Derivative Financial Instruments

At December 31, 2018 and September 30, 2018, the Company’s Canadian subsidiary had CAN$19.6 million and CAD$20.4 million, respectively, of Canadian dollar denominated intercompany accounts payable owed to one of the Company’s U.S subsidiaries.  In order to mitigate its exposure to movements in foreign currency rates between the U.S. dollar and Canadian dollar, the Company routinely enters into foreign currency forward contracts to hedge a portion of its exposure to changes in the value of the Canadian dollar.  On December 28, 2018, the Company entered into a CAD$15.0 million 90-day hedge contract with a United States bank to reduce the impact on cash flows from movements in the Canadian dollar/U.S. dollar currency exchange rate, but has not been designated as a hedge for accounting purposes.

The following table summarizes the gross fair value of all derivative instruments, which are not designated as hedging instruments and their location in the consolidated balance sheets (in thousands).

Derivative Instrument	Location	December 31, 2018	September 30, 2018
Foreign Currency Forward Contracts	Prepaid Expenses and Other Assets	$2	$—
Foreign Currency Forward Contracts	Accrued Expenses and Other Current Liabilities	—	270

The following table summarizes the Company’s realized gains on derivative instruments included in the consolidated statements of operations for the three months ended December 31, 2018 and 2017 (in thousands):

		Three Months Ended
Derivative Instrument	Location	December 31, 2018	December 31, 2017
Foreign Currency Forward Contracts	Other Income (Expense)	$856	$158

6.   Trade Accounts and Financing Receivables

Trade accounts receivable, net are reflected in the following table (in thousands):

	December 31, 2018	September 30, 2018
Trade accounts receivable	$13,385	$15,776
Allowance for doubtful accounts	(986)	(1,453)
	$12,399	$14,323

The allowance for doubtful accounts represents the Company’s best estimate of probable credit losses.  The Company determines the allowance based upon historical experience and a current review of its accounts receivable balances.  Accounts receivable balances are charged off against the allowance whenever it is probable that the receivable balance will not be recoverable. Trade accounts receivable at December 31, 2018 includes $6.8 million due from a single customer.

Financing receivables are reflected in the following table (in thousands):

	December 31, 2018	September 30, 2018
Promissory notes	$5,170	$5,646
Sales-type lease	4,590	5,533
Total financing receivables	9,760	11,179
Unearned income:
Promissory notes	(95)	(95)
Sales-type lease	(180)	(237)
Total unearned income	(275)	(332)
Total financing receivables, net of unearned income	9,485	10,847
Allowance for doubtful promissory notes	(1,849)	(1,849)
Less current portion	(3,843)	(4,258)
Non-current financing receivables	$3,793	$4,740

7.   Inventories

Inventories consist of the following (in thousands):

	December 31, 2018	September 30, 2018
Finished goods	$14,712	$18,802
Work in process	7,405	7,926
Raw material	57,099	54,290
Obsolescence reserve	(30,648)	(30,551)
	48,568	50,467
Less current portion	17,565	18,812
Non-current portion	$31,003	$31,655

During the three months ended December 31, 2018 and 2017, the Company made non-cash inventory transfers of $7.4 million and $2.0 million, respectively, to rental equipment.  Raw materials include semi-finished goods and component parts totaled approximately $26.7 million and $29.0 million at December 31, 2018 and September 30, 2018, respectively.

8.   Goodwill and Other Intangible Assets

In connection with the acquisition of all of the intellectual property and related assets of the OptoSeis fiber optic sensing technology business from PGS Americas, Inc. in November 2018, the Company recorded goodwill of $1.6 million and other intangible assets of $4.5 million.  As a result of this acquisition and the acquisition of Quantum Technology Sciences (“Quantum”) in July 2018, the Company’s consolidated intangible assets consisted of the following (in thousands):

	Weighted-
	Average
	Remaining Useful
	Lives (in years)	December 31, 2018	September 30, 2018
Goodwill		$5,980	$4,343

Other intangible assets:
Developed technology	17.7	6,419	4,200
Customer relationships	3.7	4,200	2,500
Trade names	4.7	1,930	1,400
Non-compete agreements	3.7	170	100
Total other intangible assets	10.9	12,719	8,200
Accumulated amortization		(556)	(194)
		$12,163	$8,006

Intangible assets amortization expense was $0.4 million for the three months ended December 31, 2018.  The Company had no intangible asset amortization expense for the three months ended December 31, 2017.

As of December 31, 2018, future estimated amortization expense of other intangible assets is as follows (in thousands):

For fiscal years ending September 30,
2019	$1,376
2020	1,835
2021	1,835
2022	1,727
2023	751
Thereafter	4,639
$12,163

9.   Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following (in thousands):

	Unrealized Losses on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Totals
Balance at October 1, 2018	$(82)	$(15,537)	$(15,619)
Changes in unrealized gain on available-for-sale securities, net of tax	64	—	64
Foreign currency translation adjustments	—	(218)	(218)
Balance at December 31, 2018	$(18)	$(15,755)	$(15,773)

10.   Stock-Based Compensation

During the three months ended December 31, 2018, the Company issued 8,000 shares of restricted stock awards (“RSAs”) under its 2014 Long Term Incentive Plan, as amended (the “Plan”).   The weighted average grant date fair value of each RSA was $14.59 per share.  The total grant date fair value of all RSAs issued was $0.1 million, which will be charged to expense over the next four years as the RSA vesting restrictions lapse.  Compensation expense for the RSAs was determined based on the closing market price of the Company’s stock on the date of grant applied to the total number of shares that are anticipated to fully vest.  Recipients of RSAs are entitled to vote such shares and are entitled to any dividends paid.  As of December 31, 2018, the Company had unrecognized compensation expense of $3.7 million relating to RSAs that is expected to be recognized over a weighted average period of 2.5 years.

During the three months ended December 31, 2018, the Company issued 147,800 restricted stock units (“RSUs”) under the Plan.  The RSUs issued include both time-based and performance-based vesting provisions.  The weighted average grant date fair value of each RSU was $15.17 per unit.  The grant date fair value of the RSUs was $2.2 million, which will be charged to expense over the next four years as the restrictions lapse.  Compensation expense for the RSUs was determined based on the closing market price of the Company’s stock on the date of grant applied to the total number of units that are anticipated to fully vest.  Each RSU represents a contingent right to receive one share of the Company’s common stock upon vesting.  As of December 31, 2018, the Company had unrecognized compensation expense of $2.2 million relating to RSUs that is expected to be recognized over a weighted average period of 3.9 years.

The Company had $0.1 million of unrecognized compensation expense related to nonqualified stock option awards that is expected to be recognized over a weighted average period of 0.8 years.

As of December 31, 2018, 236,562 RSAs, 147,800 RSUs and 165,600 nonqualified stock options were unvested and outstanding.

11.   Loss Per Common Share

The Company applies the two-class method in calculating per share data.  The following table summarizes the calculation of net loss and weighted average common shares and common equivalent shares outstanding for purposes of the computation of loss per share (in thousands, except share and per share data):

	Three Months Ended
	December 31, 2018	December 31, 2017
Net loss	$(5,853)	$(9,480)
Less: Loss allocable to unvested restricted stock	—	—
Loss available to common shareholders	(5,853)	(9,480)
Reallocation of participating earnings	—	—
Loss attributable to common shareholders for diluted earnings per share	$(5,853)	$(9,480)
Weighted average number of common share equivalents:
Common shares used in basic loss per share	13,339,408	13,202,384
Common share equivalents outstanding related to stock options and RSUs	—	—
Total weighted average common shares and common share equivalents used in diluted loss per share	13,339,408	13,202,384
Loss per share:
Basic	$(0.44)	$(0.72)
Diluted	$(0.44)	$(0.72)

For the calculation of diluted loss per share for the three months ended December 31, 2018 and 2017, 165,600 and 201,800 stock options and 147,800 and zero non-vested RSUs, respectively, were excluded in the calculation of weighted average shares outstanding since their impact on diluted loss per share was antidilutive.

12.   Commitments and Contingencies

Contingent Earn-out Liabilities

The Company established an initial earn-out liability of $7.7 million in connection with its July 2018 acquisition of Quantum.   The contingent earn-out payments, if any, which at the Company’s option may be paid in the form of cash or Company stock, will be derived from eligible revenue that may be generated by Quantum during a four-year earn-out period.  The maximum amount of contingent payments is $23.5 million over the earn-out period.  The fair value of the contingent earn-out liability has not significantly changed since September 30, 2018.

For the recent acquisition of the intellectual property and related assets of the OptoSeis fiber optic sensing technology in November 2018, the Company established an initial earn-out liability of $4.3 million.  The contingent earn-out payments, if any, will be derived from eligible revenue generated during a five-and-a-half year earn-out period.  The maximum amount of contingent payments is $23.2 million over the earn-out period.

The Company reviews and accesses the fair value of its contingent earn-out liabilities on a quarterly basis.  The fair value of its contingent earn-out liabilities has not changed

Legal Proceedings

The Company is involved in various pending legal actions in the ordinary course of its business.  Management is unable to predict the ultimate outcome of these actions, because of the inherent uncertainty such actions.  However, management believes that the most probable, ultimate resolution of these pending matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

13.   Segment Information

The Company reports and evaluates financial information for three operating segments:  Oil and Gas Markets, Adjacent Markets and Emerging Markets.  The Oil and Gas Markets segment products include wireless seismic data acquisition systems, reservoir characterization products and services, and traditional seismic exploration products such as geophones, hydrophones, leader wire, connectors, cables, marine streamer retrieval and steering devices and various other seismic products.  The Adjacent Markets segment products include graphic imaging equipment, water meter products, offshore cables, and seismic sensors used for vibration monitoring and geotechnical applications such as mine safety applications and earthquake detection.  The Emerging Markets segment was added in conjunction with the Company’s acquisition of Quantum, which designs and markets seismic products targeted at the border and perimeter security markets.

The following table summarizes the Company’s segment information (in thousands):

	Three Months Ended
	December 31, 2018	December 31, 2017
Revenue:
Oil and Gas Markets	$11,004	$8,039
Adjacent Markets	6,635	6,454
Emerging Markets	88	—
Corporate	148	151
Total	$17,875	$14,644

Income (loss) from operations:
Oil and Gas Markets	$(2,601)	$(7,673)
Adjacent Markets	982	1,029
Emerging Markets	(1,192)	—
Corporate	(3,252)	(2,961)
Total	$(6,063)	$(9,605)

14.   Income Taxes

The 2017 Tax Act was enacted in December 2017. The 2017 Tax Act, among other things, reduces the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018, creates new taxes on certain foreign earnings and may require companies to pay a one-time transition tax on undistributed earnings of certain foreign subsidiaries that were previously tax deferred.  The Company is not required to pay a one-time transition tax on earnings of our foreign subsidiaries since the Company had no accumulated foreign losses on a consolidated basis.  As a result of the 2017 Tax Act, during the three months ended December 31, 2017, the Company revalued its U.S. deferred tax assets based on the new U.S. federal tax rate of 21%, which resulted in a reduction to its deferred tax assets of approximately $8.1 million.  The reduction in deferred tax assets was completely offset by a like reduction to the valuation allowance.

The Company’s effective tax rates for the three months ended December 31, 2018 and 2017 were (0.1)% and (0.1)%, respectively.  The United States statutory rate for the three months ended December 31, 2018 and 2017 was 21% and 24.5% (blended), respectively.  Compared to the United States statutory tax rate, the lower effective tax rates resulted primarily from the provision of a valuation allowance against the Company’s U.S. and Canadian deferred tax assets, due to the uncertainty surrounding the Company’s ability to utilize such deferred tax assets in the future to offset taxable income.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the major elements of our consolidated financial statements.  You should read this discussion and analysis together with our consolidated financial statements, including the accompanying notes, and other detailed information appearing elsewhere in this Quarterly Report on Form 10-Q and our annual report on Form 10-K for the year ended September 30, 2018.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein, if any, contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “intend”, “expect”, “plan”, “budget”, “forecast”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue”, “evaluating” or similar words.  Statements that contain these words should be read carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other forward-looking information.  Examples of forward-looking statements include, among others, statements that we make regarding our expected operating results, the results and success of our transactions with Quantum and the OptoSeis technology, the adoption and sale of our products in various geographic regions, anticipated levels of capital expenditures and the sources of funding therefore, and our strategy for growth, product development, market position, financial results and the provision of accounting reserves.  These forward-looking statements reflect our best judgment about future events and trends based on the information currently available to us.  However, there will likely be events in the future that we are not able to predict or control.  The factors listed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, as well as other cautionary language in such Annual Report and this Quarterly Report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.  Such examples include, but are not limited to, the failure of the Quantum or OptoSeis technology transactions to yield positive operating results, decreases in commodity price levels, which could reduce demand for our products, the failure of our products to achieve market acceptance, despite substantial investment by us, our sensitivity to short term backlog, delayed or cancelled customer orders, product obsolescence resulting from poor industry conditions or new technologies, bad debt write-offs associated with customer accounts, lack of further orders for our OBX systems, failure of our Quantum products to be adopted by the border and security perimeter market and infringement or failure to protect intellectual property.  The occurrence of the events described in these risk factors and elsewhere in this Quarterly Report on Form 10-Q could have a material adverse effect on our business, results of operations and financial position, and actual events and results of operations may vary materially from our current expectations.  We assume no obligation to revise or update any forward-looking statement, whether written or oral, that we may make from time to time, whether as a result of new information, future developments or otherwise.

Business Overview

Geospace Technologies Corporation reincorporated as a Texas corporation on April 16, 2015.  We originally incorporated as a Delaware corporation on September 27, 1994.  Unless otherwise specified, the discussion in this Quarterly Report on Form 10-Q refers to Geospace Technologies Corporation and its subsidiaries.  We design and manufacture instruments and equipment used in the oil and gas industry to acquire seismic data in order to locate, characterize and monitor hydrocarbon producing reservoirs.  We also design and manufacture industrial products, offshore cables, imaging equipment and perimeter security products.  We report and categorize our customers and products into three different segments:  Oil and Gas Markets, Adjacent Markets and Emerging Markets.

We have been engaged in the design and manufacture of seismic instruments and equipment since 1980.  We primarily market our seismic products to the oil and gas industry to locate, characterize and monitor hydrocarbon producing reservoirs.  We also market our seismic products to other industries for vibration monitoring, border and perimeter security and various geotechnical applications.  We design and manufacture other products of a non-seismic nature, including water meter products, imaging equipment and offshore cables.  Demand for our seismic products targeted at the oil and gas industry has been, and will likely continue to be, vulnerable to downturns in the economy and the oil and gas industry in general.  For more information, please refer to the risks discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

Business Acquisition

On November 13, 2018, we acquired all of the intellectual property and related assets of the OptoSeis fiber optic sensing technology business.  The assets of the OptoSeis business are included in our Oil and Gas Markets business segment.

The acquisition purchase price consisted of cash at closing of approximately $1.8 million and contingent earn-out payments of up to $23.2 million over a five-and-a-half year period.  The contingent cash payments will be derived from eligible revenue generated during the earn-out period from products and services utilizing the OptoSeis fiber optic technology.

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

Traditional Products

An energy source and a data recording system are combined to acquire seismic data.  We provide many of the components of seismic data recording systems, including geophones, hydrophones, multi-component sensors, leader wire, geophone strings, connectors, seismic telemetry cables and other seismic related products.  On land, our customers use geophones, leader wire, cables and connectors to receive and measure seismic reflections resulting from an energy source into data recording units, which store the seismic information for subsequent processing and analysis.  In the marine environment, large ocean-going vessels tow long seismic cables known as “streamers” containing hydrophones that are used to detect pressure changes.  Hydrophones transmit electrical impulses back to the vessel’s data recording unit where the seismic data is stored for subsequent processing and analysis.  Our marine seismic products also help steer streamers while being towed and help recover streamers if they become disconnected from the vessel.

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

Wireless Products

We have developed a land-based wireless (or nodal) seismic data acquisition system called the GSX.  Rather than utilizing interconnecting cables as required by most traditional land data acquisition systems, each GSX station operates as an independent data collection system, allowing our GSX stations to be deployed in virtually unlimited channel configurations.  As a result, our GSX system requires less maintenance, which we believe allows our customers to operate more effectively and efficiently because of its reduced environmental impact, lower weight and ease of operation.  Our GSX system is designed into configurations ranging from one to four channels per station.  Since its introduction in 2008 and through December 31, 2018, we have sold 433,000 GSX channels and we have 79,000 GSX channels in our rental fleet.

We have also developed a marine-based wireless seismic data acquisition system called the OBX.  Similar to our GSX land-based wireless system, the marine OBX system can be deployed in virtually unlimited channel configurations and does not require interconnecting cables between each station.  Our deep water versions of the OBX system can be deployed in depths of up to 3,450 meters.  At December 31, 2018, we had 17,000 OBX stations in our rental fleet, and additional OBX stations under construction in order to meet contracted demand.  We expect to make significant financial investments into our OBX rental fleet during fiscal year 2019.

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

In addition, we produce seismic borehole acquisition systems that employ a fiber optic augmented wireline capable of very high data transmission rates.  These systems are used for several reservoir monitoring applications, including an application pioneered by us allowing operators and service companies to monitor and measure the results of fracturing operations.

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

Emerging Markets

Our Emerging Markets business segment consists of our recent acquisition of Quantum.  Quantum’s product developments include a proprietary detection system called SADAR®, which detects, locates and follows activities of interest in real-time.  Using the SADAR technology, Quantum designs and sells products used for border and perimeter security surveillance, cross-border tunneling detection and other products targeted at movement monitoring, intrusion detection and situational awareness.  Quantum’s customers include various agencies of the U.S. government including the Department of Defense, Department of Energy, Department of Homeland Security and other agencies.

Consolidated Results of Operations

We report and evaluate financial information for three segments: Oil and Gas Markets, Adjacent Markets and Emerging Markets.  Summary financial data by business segment follows (in thousands):

	Three Months Ended
	December 31, 2018	December 31, 2017
Oil and Gas Markets
Traditional exploration product revenue	$2,785	$3,790
Wireless exploration product revenue	7,282	3,631
Reservoir product revenue	937	618
Total revenue	11,004	8,039
Operating loss	(2,601)	(7,673)
Adjacent Markets
Industrial product revenue	3,561	3,676
Imaging product revenue	3,074	2,778
Total revenue	6,635	6,454
Operating income	982	1,029
Emerging Markets
Revenue	88	—
Operating loss	(1,192)	—
Corporate
Revenue	148	151
Operating loss	(3,252)	(2,961)
Consolidated Totals
Revenue	17,875	14,644
Operating loss	(6,063)	(9,605)

Overview

Early in calendar year 2014, our Oil and Gas Markets segment experienced a softening in the demand for its traditional exploration products, particularly in North America, as capital budgets for oil and gas producers were trending away from exploration-focused activities toward production and exploitation activities.  During this period oil production in North America’s unconventional shale reservoirs increased, as did oil production from other non-OPEC countries, resulting in an oversupply of crude oil in the world market.  Market prices for a barrel of West Texas Intermediate crude oil declined from over $100 in July 2014 to approximately $26 in February 2016, and have recovered to approximately $54 today.  With this decline in oil prices, oil and gas exploration and production companies experienced a significant reduction in cash flows, which resulted in sharp reductions in their capital spending budgets for oil and gas exploration-focused activities, including seismic data acquisition activities.  While our Oil and Gas Markets segment is now seeing some signs of increased geophysical activity around the world, the need for new seismic equipment remains restrained due to capital limitations affecting many of our customers along with excess levels of unutilized equipment.  Although our Oil and Gas Markets segment is seeing significant demand for the rental of its marine nodal products, we expect revenue from the sale of our land-based products, and in particular our traditional and wireless products, to remain low until exploration-focused seismic activities increase due to the ongoing depletion of existing reservoirs prompting the need to find new sources of oil and gas.  We expect these challenging industry conditions will continue in our Oil and Gas Markets segment throughout fiscal year 2019.

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

Three months ended December 31, 2018 compared to the three months ended December 31, 2017

Consolidated revenue for the three months ended December 31, 2018 increased $3.3 million, or 18.7%, from the corresponding period of the prior fiscal year.  The increase in revenue for the three months ended December 31, 2018 was primarily due to an increase in rental revenue from our OBX marine nodal products in our Oil and Gas Markets business segment.

Consolidated gross profit for the three months ended December 31, 2018 was $3.1 million, compared to a loss of ($1.0) million for the corresponding period of the prior fiscal year.  The improvement in gross profit (loss) resulted from (i) an increase in wireless rental revenue and (ii) a decline in unutilized factory costs due to higher productivity.  While factory utilization has recently increased due to demand for the rental of our OBX marine nodal products, we expect our consolidated gross margins for our products to remain below historic norms until demand increases for our land-based seismic products.

In light of current market conditions, our oil and gas product inventories at December 31, 2018 continue to exceed levels considered appropriate for the current level of product demand.  While we are aggressively working to reduce these legacy inventory balances, we are also adding new inventories for recent oil and gas product developments and other product demand in our Adjacent Markets.  During periods of excessive inventory levels, our policy has been, and will continue to be, to record obsolescence expense as we experience reduced levels of inventory turnover and as our inventories continue to age.  If difficult market conditions continue for our oil and gas products, we expect to record additional inventory obsolescence expense in fiscal year 2019 and beyond until product demand and/or resulting inventory turnover return to acceptable levels.

Consolidated operating expenses for the three months ended December 31, 2018 were $9.2 million, an increase of $0.5 million, or 6.0%, from the corresponding period of the prior fiscal year.  The increase was primarily due to incremental operating expenses associated with our recent acquisitions of the Quantum and OptoSeis businesses, including intangible asset amortization of $0.4 million, legal fees of $0.2 million and $1.0 million representing personnel costs for the acquired businesses.  These increases were offset by a $0.5 million decrease in bad debt expense, $0.3 million decrease in severance expense and a $0.2 million decrease in stock-based compensation expense.

Consolidated other income for the three month ended December 31, 2018 was $0.2 million, compared to $0.1 million from the corresponding period of the prior fiscal year.  The increase in other income was primarily due to an increase in net foreign exchange gains.

Consolidated income tax expense for the three months ended December 31, 2018 was $7,000 compared to $6,000 for corresponding period of the prior fiscal year.   Our effective tax rates for three months ended December 31, 2018 and 2017 were (0.1)% and (0.1)%, respectively.  The United States statutory tax rate for three months ended December 31, 2018 and 2017 were 21% and 24.5% (blended), respectively.  Compared to the United States statutory tax rate, the lower effective tax rates for three months ended December 31, 2018 and 2017 resulted primarily from the provision of a valuation allowance against our U.S. and Canadian deferred tax assets due to the uncertainty surrounding our ability to utilize such deferred tax assets in the future to offset taxable income.

Segment Results of Operations

Oil and Gas Markets

Revenue

Revenue from our oil and gas products for the three months ended December 31, 2018 increased $3.0 million, or 36.9%, from the corresponding period of the prior fiscal year.   The components of this increase include the following:

•

Traditional Exploration Product Revenue – Revenue from our traditional products decreased $1.0 million, or 26.5% from the corresponding period of the prior fiscal year.  The decrease primarily reflects lower demand for our specialty sensor products.

•

Wireless Exploration Product Revenue – Revenue from our wireless exploration products increased $3.7 million, or 100.6%, from the corresponding period of the prior fiscal year.  This increase resulted from an increase in OBX wireless rental revenue.  The increase in rental revenue was partially offset by a decrease in product sales, including sales of our GSX wireless products from our rental fleet.

•

Reservoir Product Revenue – Revenue from our reservoir products increased $0.3 million, or 51.6%, from the corresponding period of the prior fiscal year.  The increase was primarily due to an increase in sales of our borehole products, partially offset by lower repair and service revenue.

Operating Loss

Our operating loss associated with our oil and gas products for the three months ended December 31, 2018 decreased $5.1 million, or 66.1%, from the corresponding period of the prior year. The reduction in our operating loss primarily resulted from (i) an increase in wireless rental revenue and (ii) a decline in unutilized factory costs due to higher productivity.  While factory utilization has recently increased due to rental demand for our OBX marine wireless products, we expect our consolidated gross margins for our oil and gas products to remain below historic norms until demand increases significantly for these products.

Adjacent Markets

Revenue

Revenue from our Adjacent Markets products for the three months ended December 31, 2018 increased $0.2 million, or 2.8%, from the corresponding period of the prior fiscal year.  The components of these increases included the following:

•

Industrial Product Revenue and Services – Revenue from our industrial products decreased $0.1 million, or 3.1% from the corresponding period of the prior fiscal year.  The decrease was primarily attributable to lower demand for our water meter products, partially offset by higher revenue contributions from our contract manufacturing services.

•

Imaging Product Revenue – Revenue from our imaging products increased $0.3 million, or 10.7%, from the corresponding period of the fiscal year.   The increase was primarily due to higher demand for our equipment and film products.

Operating Income

Our operating income from our Adjacent Markets products for the three months ended December 31, 2018 decreased $47,000 or 4.6%, from the corresponding period of the prior fiscal year.  The decrease in operating income was primarily due to reduced gross profit margins from our water meter and imaging products.

Emerging Markets

On July 27, 2018, we entered the border and perimeter security market through our acquisition of Quantum.   In connection with the Quantum acquisition, we established the Emerging Markets business segment, which currently includes only Quantum.  Revenue from our Emerging Markets products for three months ended December 31, 2018 was $0.1 million.  Our operating loss for this same period was $1.2 million, including $0.3 million of intangible asset amortization expense.

Liquidity and Capital Resources

At December 31, 2018, we had approximately $17.1 million in cash and cash equivalents and $9.5 million in short-term investments.  For the three months ended December 31, 2018, we generated $1.3 million of cash from operating activities.  Sources of cash included (i) a $4.2 million increase in accounts payable primarily associated with the purchase of materials required to expand our OBX rental fleet, (ii) a $1.8 million decrease in trade accounts receivable resulting from the timing of collection from customers, (iii) an increase of $2.0 million in accrued and other expenses primarily attributable additional property tax accruals and the timing of payments for other accrued expenses and (iv) a $0.9 million increase in deferred revenue due to the receipt from customers of deposits for rental contracts.  These sources of cash were partially offset by (i) our net loss of $5.9 million, which was completely offset by non-cash charges of $5.9 million from deferred income taxes, depreciation, amortization, accretion, inventory obsolescence, stock-based compensation and bad debt expense, (ii) a $6.3 million increase in inventories for the production of recently introduced land-based wireless seismic products and (iii) a $1.5 million increase in prepaid expenses and other current assets attributable to prepayment of annual insurance premiums and advance payments made to suppliers for future inventory purchases.

For the three months ended December 31, 2018, we generated cash of $4.1 million from investing activities.  Sources of cash included (i) $16.1 million of proceeds from the sale of short-term investments and (ii) $0.7 million of proceeds from the sale of rental equipment.  These sources of cash were partially offset by (i) $1.8 million for the acquired intellectual property and related assets of the OptoSeis fiber optic sensing technology business, (ii) $10.2 million to expand our rental fleet, (iii) $0.7 million for additions to our property, plant and equipment.  As a result of significant demand for our marine OBX rental equipment, we expect fiscal year 2019 cash investments into our rental fleet could be $30 million or more.  We estimate total fiscal year 2019 cash investments in property, plant and equipment will be approximately $3 million.  Our capital expenditures are expected to be funded from our cash on hand, internal cash flows, cash flows from our rental contracts or, if necessary, from borrowings under our credit agreement.

For the three months ended December 31, 2018, we generated cash proceeds of $0.2 million from financing activities from the exercise of stock options by our employees.  We had no long-term debt outstanding throughout the fiscal year ended September 30, 2018 or for the three months ended December 31, 2018.

Throughout 2018, West Texas Intermediate crude oil prices strengthened into early October 2018, peaking at $76 per barrel.  Since that time and continuing into late December 2018, crude oil prices dropped significantly bottoming-out at $43 per barrel.  In the last few weeks we have seen crude oil price strengthen again to around $55 per barrel.  The significant price volatility that began in 2014 continues today, stifling budgets targeted at the oil and gas exploration industry, including the seismic industry.  OPEC and other crude oil producing/exporting nations appear united in their efforts to maintain equilibrium between current worldwide crude oil supply and demand, with reported reductions in excess crude oil supplies around the world.  If worldwide crude oil supplies and associated prices stabilize, these factors and developing trends bode well for the oil and gas industry and we expect to participate in any resurgence in demand for new seismic equipment that may be forthcoming.  While we are seeing some signs of increased seismic activity around the world, the need for new seismic equipment remains restrained due to capital limitations affecting many of our customers along with excessive quantities of under-utilized equipment.  We expect product sales of our oil and gas products, and in particular our legacy land-based traditional and wireless products, to remain low until exploration-focused seismic activities increase, which we believe will result from the ongoing depletion of existing reservoirs prompting the need to find new sources of oil and gas.  We expect these challenging industry conditions facing our land-based traditional and legacy wireless products will continue throughout fiscal year 2019.

Our available cash, cash equivalents and short-term investments totaled $26.6 million at December 31, 2018, including $7.6 million of cash and cash equivalents held by our foreign subsidiaries and branch offices.  The Tax Cuts and Jobs Act signed into law on December 22, 2017, creates new taxes on certain foreign earnings and also requires companies to pay a one-time transition tax on undistributed earnings of their foreign subsidiaries which were previously tax deferred.  We have determined that we are not required to pay any transition tax on the undistributed earnings of our foreign subsidiaries since we had no accumulated earnings on a consolidated basis.

Our credit agreement allows for borrowings of up to $30.0 million with such amounts available for borrowing determined by a borrowing base.  In November 2018, we extended the maturity of the credit agreement from April 2019 to April 2020.  At December 31, 2018, we had no outstanding borrowings under the credit agreement and, after consideration of $0.3 million of outstanding letters of credit, our borrowing availability under the credit facility was $20.9 million.  At December 31, 2018, we were in compliance with all covenants under the credit agreement.  We currently do not anticipate the need to borrow under the credit agreement; however, we can make no assurance that we will not do so.

In fiscal years 2016, 2017 and 2018, we received income tax refunds of $18.3 million, $12.8 million and $0.7 million, respectively, from the U.S. Department of Treasury.  These refunds were a result of the significant tax losses we experienced in fiscal years 2016 and 2015, which we elected to carryback and recoup taxes previously paid.  For U.S. income tax purposes, we are now in a loss carryforward position in regards to our tax losses occurring in fiscal year 2017 and beyond.  As a result, our current tax losses will not result in any additional U.S. federal income tax refunds.  The tax refunds we received in fiscal years 2016 and 2017 were significant contributors to our overall liquidity.  In the absence of future profitable results of operations, we may need to rely on other sources of liquidity to fund our future operating results, including liquidating short-term investments, executed rental contracts, available borrowings under our credit agreement through its expiration in April 2020 leveraging or sale of real estate assets, sales of rental assets and other liquidity sources which may be available to us.  However, currently we believe that our cash and short-term investment balances will be sufficient to finance any future operating losses and planned capital expenditures through the next twelve months.

Off-Balance Sheet Arrangements

We do not have any obligations which meet the definition of an off-balance sheet arrangement and which have or are reasonably likely to have a current or future effect on our financial statements or the items contained therein that are material to investors.

Contractual Obligations

The Company established an initial earn-out liability of $4.3 million in connection with its November 2018 acquisition of all the intellectual property and related assets of the OptoSeis fiber optic sensing technology.  Contingent cash payments, if any, will be derived from eligible revenue generated during a five-and-a-half year earn-out period subsequent to the closing of the acquisition from products and services utilizing the OptoSeis fiber optic technology.  The maximum amount of contingent payments is $23.2 million over the earn-out period.

The Company established an estimated initial contingent earn-out liability of $7.7 million in connection with its July 2018 acquisition of Quantum.   Contingent payments, if any, may be paid in the form of cash or the Company’s company stock and will be derived from eligible revenue generated during a four-year earn-out period subsequent to the closing of the acquisition.  The maximum amount of contingent payments is $23.5 million over the earn-out period.

Critical Accounting Policies

During the three months ended December 31, 2018, there has been no material change to our critical accounting policies discussed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2018 other than the adoption of Accounting Standards Update 2014-09, Revenue from Contracts with Customers, Topic 606.

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

Foreign Currency and Operations Risk

One of our wholly-owned subsidiaries, Geospace Technologies Eurasia, is located in the Russian Federation.  In addition, we operate a branch office, Geospace Technologies Sucursal Sudamericana, in Colombia.  Our financial results for these entities may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions or changes in the political climate.  Our consolidated balance sheet at December 31, 2018 reflected approximately USD $4.9 million and USD $0.2 million of foreign currency denominated net working capital related to our Russian and Colombian operations, respectively.  Both of these entities receive a portion of their revenue and pay a majority of their expenses primarily in their local currency.  To the extent that transactions of these entities are settled in their local currency, a devaluation of these currencies versus the U.S. dollar could reduce any contribution from these entities to our consolidated results of operations and total comprehensive income as reported in U.S. dollars.  We do not hedge the market risk with respect to our operations in these countries; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of such currencies versus U.S. dollars to the extent such disruptions result in any reduced valuation of these foreign entities’ net working capital or future contributions to our consolidated results of operations.  At December 31, 2018, the foreign exchange rate for $1.00 (one U.S. dollar) was equal to approximately 69.46 Russian Rubles and 3,245 Colombian Pesos.  If the value of the U.S. dollar were to strengthen by ten percent against these foreign currencies, our working capital in the Russian Federation and in Colombia would decline by USD $0.5 million and USD $16,000, respectively.

Foreign Currency Intercompany Accounts and Notes Receivable

We sell products to our foreign subsidiaries on trade credit terms in both U.S. dollars and in the subsidiary’s local currency.  At December 31, 2018, we had outstanding Canadian-dollar denominated intercompany accounts receivable of CAD $19.6 million, which we consider to be of a short-term nature.  The appreciation or devaluation of the Canadian dollar against the U.S. dollar will result in a gain or loss, respectively, to our consolidated statement of operations.  At December 31, 2018, the foreign exchange rate for USD $1.00 was equal to approximately CAD $1.36.  On December 28, 2018 we entered into a CAD $15.0 million 90-day hedge contract with a United States bank to hedge a portion of our Canadian dollar foreign exchange rate exposure, resulting in an under-hedged position of approximately CAD $4.6 million.  At December 31, 2018, if the U.S. dollar exchange rate were to strengthen by ten percent against the Canadian dollar, we would recognize a foreign exchange loss of USD $0.3 million in our consolidated financial statements.

Floating Interest Rate Risk

Our credit agreement contains a floating interest rate which subjects us to the risk of increased interest costs associated with any upward movements in bank market interest rates.  Under our credit agreement our borrowing interest rate is the Wall Street Journal prime rate, which was 5.5% at December 31, 2018.  As of December 31, 2018 and September 30, 2018, there were no borrowings outstanding under our credit agreement.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including the CEO and CFO, as of December 31, 2018, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II - OTHER INFORMATION

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

10.1

Fifth Amendment to Loan Agreement dated November 8, 2018 among Geospace Technologies Corporation, as borrower, certain subsidiaries of Geospace Technologies Corporation, as guarantors, and Frost Bank, as lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 13, 2018).

10.2	Form of Employee Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 26, 2018).*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data file.

* This exhibit is a management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEOSPACE TECHNOLOGIES CORPORATION

Date:	February 6, 2019	By:	/s/ Walter R. Wheeler
Walter R. Wheeler, President
and Chief Executive Officer
(duly authorized officer)

Date:	February 6, 2019	By:	/s/ Thomas T. McEntire
Thomas T. McEntire, Vice President,
Chief Financial Officer and Secretary
(principal financial officer)