Form 10-Q
period 2019-03-31
GEOSPACE TECHNOLOGIES CORP
filed 2019-05-03
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2019 OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from ____ to ____

Commission file number 001-13601

GEOSPACE TECHNOLOGIES CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Texas	76-0447780
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7007 Pinemont, Houston, Texas	77040
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 986-4444

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒

As of April 30, 2019, the registrant had 13,632,291 shares of common stock, $.01 par value per share outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	GEOS	The Nasdaq Global Market

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except share amounts)

(unaudited)

	March 31, 2019	September 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$12,765	$11,934
Short-term investments	748	25,471
Trade accounts receivable, net	20,634	14,323
Financing receivables	3,660	4,258
Inventories	15,525	18,812
Prepaid expenses and other current assets	2,275	1,856
Total current assets	55,607	76,654

Rental equipment, net	56,434	39,545
Property, plant and equipment, net	34,320	33,624
Non-current inventories	34,037	31,655
Goodwill	5,059	4,343
Other intangible assets, net	10,930	8,006
Deferred income tax assets, net	225	246
Non-current financing receivables, net	2,753	4,740
Prepaid income taxes	69	54
Other assets	216	213
Total assets	$199,650	$199,080

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable trade	$7,117	$4,106
Accrued expenses and other current liabilities	5,059	6,826
Deferred revenue	2,393	3,752
Income tax payable	33	51
Total current liabilities	14,602	14,735

Contingent earn-out liabilities	12,055	7,713
Deferred income tax liabilities	40	45
Total liabilities	26,697	22,493

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 13,632,291 and 13,600,541 shares issued and outstanding	136	136
Additional paid-in capital	87,525	86,116
Retained earnings	100,808	105,954
Accumulated other comprehensive loss	(15,516)	(15,619)
Total stockholders’ equity	172,953	176,587
Total liabilities and stockholders’ equity	$199,650	$199,080

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Revenue:
Products	$11,845	$13,910	$22,304	$27,184
Rental	14,278	5,337	21,694	6,707
Total revenue	26,123	19,247	43,998	33,891
Cost of revenue:
Products	11,246	14,065	22,459	27,161
Rental	4,526	3,183	8,098	5,699
Total cost of revenue	15,772	17,248	30,557	32,860

Gross profit	10,351	1,999	13,441	1,031

Operating expenses:
Selling, general and administrative	5,358	4,785	11,443	9,914
Research and development	3,898	2,430	7,069	5,588
Bad debt expense (recovery)	73	6	(30)	356
Total operating expenses	9,329	7,221	18,482	15,858

Income (loss) from operations	1,022	(5,222)	(5,041)	(14,827)

Other income (expense):
Interest expense	(23)	(127)	(57)	(191)
Interest income	180	279	452	542
Foreign exchange gains (losses), net	119	(306)	186	(349)
Other, net	(41)	(29)	(129)	(54)
Total other income (expense), net	235	(183)	452	(52)

Income (loss) before income taxes	1,257	(5,405)	(4,589)	(14,879)
Income tax expense (benefit)	550	(676)	557	(670)
Net income (loss)	$707	$(4,729)	$(5,146)	$(14,209)

Income (loss) per common share:
Basic	$0.05	$(0.36)	$(0.38)	$(1.07)
Diluted	$0.05	$(0.36)	$(0.38)	$(1.07)

Weighted average common shares outstanding:
Basic	13,401,135	13,264,710	13,369,932	13,233,205
Diluted	13,557,185	13,264,710	13,369,932	13,233,205

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Net income (loss)	$707	$(4,729)	$(5,146)	$(14,209)
Other comprehensive income (loss):
Change in unrealized gains (losses) on available-for-sale securities, net of tax	19	(38)	83	(89)
Foreign currency translation adjustments	238	1,039	20	834
Total other comprehensive income	257	1,001	103	745
Total comprehensive income (loss)	$964	$(3,728)	$(5,043)	$(13,464)

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED MARCH 31, 2019 AND 2018

(in thousands, expect share amounts)

(unaudited)

	Common Stock				Accumulated
			Additional		Other
			Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance at October 1, 2018	13,600,541	$136	$86,116	$105,954	$(15,619)	$176,587
Net loss	—	—	—	(5,853)	—	(5,853)
Other comprehensive loss	—	—	—	—	(154)	(154)
Issuance of restricted stock	8,000	—	—	—	—	—
Forfeiture of restricted stock	(250)	—	—	—	—	—
Issuance of common stock pursuant
to the exercise of stock options	24,500	—	215	—	—	215
Stock-based compensation	—	—	602	—	—	602
Balance at December 31, 2018	13,632,791	136	86,933	100,101	(15,773)	171,397

Net income	—	—	—	707	—	707
Other comprehensive income	—	—	—	—	257	257
Forfeiture of restricted stock	(1,000)	—	—	—	—	—
Issuance of common stock pursuant
to the vesting of restricted stock units	500	—	—	—	—	—
Stock-based compensation	—	—	592	—	—	592
Balance at March 31, 2019	13,632,291	$136	$87,525	$100,808	$(15,516)	$172,953

Balance at October 1, 2017	13,438,316	$134	$83,733	$125,166	$(14,230)	$194,803
Net loss	—	—	—	(9,480)	—	(9,480)
Other comprehensive loss	—	—	—	—	(256)	(256)
Issuance of restricted stock	138,650	2	(2)	—	—	—
Forfeiture of restricted stock	(16,675)	—	—	—	—	—
Stock-based compensation	—	—	826	—	—	826
Balance at December 31, 2017	13,560,291	136	84,557	115,686	(14,486)	185,893

Net loss	—	—	—	(4,729)	—	(4,729)
Other comprehensive loss	—	—	—	—	1,001	1,001
Issuance of restricted stock	16,800	—	—	—	—	—
Forfeiture of restricted stock	(1,375)	—	—	—	—	—
Issuance of common stock pursuant
to the exercise of stock options	3,200	—	28	—	—	28
Stock-based compensation	—	—	518	—	—	518
Balance at March 31, 2018	13,578,916	$136	$85,103	$110,957	$(13,485)	$182,711

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	March 31, 2019	March 31, 2018
Cash flows from operating activities:
Net income (loss)	$(5,146)	$(14,209)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred income tax benefit	(14)	(40)
Rental equipment depreciation	6,121	4,519
Property, plant and equipment depreciation	2,003	2,105
Amortization of intangible assets	795	—
Accretion of discounts on short-term investments	(9)	24
Stock-based compensation expense	1,194	1,344
Bad debt expense (recovery)	(30)	356
Inventory obsolescence expense	2,401	3,297
Gross profit from sale of used rental equipment	(200)	(4,187)
Gain on disposal of property, plant and equipment	—	(25)
Realized loss on short-term investments	67	1
Effects of changes in operating assets and liabilities:
Trade accounts receivable	(5,806)	(2,943)
Income tax receivable	—	(701)
Inventories	(3,695)	(4,613)
Prepaid expenses and other current assets	(998)	179
Prepaid income taxes	(23)	49
Accounts payable trade	3,018	2,320
Accrued expenses and other	(1,218)	89
Deferred revenue	(1,349)	60
Income tax payable	(15)	—
Net cash used in operating activities	(2,904)	(12,375)

Cash flows from investing activities:
Purchase of property, plant and equipment	(962)	(495)
Proceeds from the sale of property, plant and equipment	—	200
Investment in rental equipment	(20,420)	(1,643)
Proceeds from the sale of used rental equipment	1,646	3,904
Purchases of short-term investments	—	(3,755)
Proceeds from the sale of short-term investments	24,856	13,321
Business acquisition	(1,819)	—
Payments for damages related to insurance claim	(616)	—
Proceeds from insurance claim	1,166	—
Net cash provided by investing activities	3,851	11,532

Cash flows from financing activities:
Proceeds from the exercise of stock options	215	19
Net cash provided by financing activities	215	19

Effect of exchange rate changes on cash	(331)	(89)
Increase (decrease) in cash and cash equivalents	831	(913)
Cash and cash equivalents, beginning of fiscal year	11,934	15,092
Cash and cash equivalents, end of fiscal period	$12,765	$14,179

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.   Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet of Geospace Technologies Corporation and its subsidiaries (the “Company”) at September 30, 2018 was derived from the Company’s audited consolidated financial statements at that date.  The consolidated balance sheet at March 31, 2019 and the consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the three and six months ended March 31, 2019 and 2018 were prepared by the Company without audit.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows were made.  The results of operations for the three and six months ended March 31, 2019 are not necessarily indicative of the operating results for a full year or of future operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity at the time of purchase of three months or less to be cash equivalents.  At March 31, 2019, cash and cash equivalents included $7.5 million held by the Company’s foreign subsidiaries and branch offices.  If the Company were to repatriate the cash held by its foreign subsidiaries, it would be required to accrue and pay taxes on any amount repatriated under rates enacted by The Tax Cuts and Jobs Act (“2017 Tax Act”).

Recently Adopted Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board (“FASB”) issued guidance which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.  Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  This guidance was adopted by the Company in its first quarter of fiscal year 2019.  The adoption of this guidance had no effect on the Company’s consolidated financial statements since it currently holds no restricted cash balances.

In May 2014, the FASB issued guidance requiring entities to recognize revenue from contracts with customers by applying a five-step model in accordance with the core principle to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In addition, this guidance specifies the accounting for some costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition.  This new standard supersedes existing revenue recognition guidance and requires changes to the revenue recognition process, financial statement presentation and footnote disclosures.  The Company adopted this standard on October 1,

2018 using the modified retrospective method.  The adoption of this standard did not result in a cumulative adjustment as of October 1, 2018 nor did it have any impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In June 2018, the FASB issued guidance expanding the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted.  The Company does not expect the adoption of this guidance to have any material on its consolidated financial statements.

In August 2018, the FASB issued guidance requiring certain existing disclosure requirements in ASC Topic 820, Fair Value Measurements and Disclosures, to be modified or removed, and certain new disclosure requirements to be added to this standard.  In addition, the guidance allows entities to exercise more discretion when considering fair value measurement disclosures.  The guidance is effective for fiscal years beginning after December 15, 2019 with early adoption permitted. The Company is in the process of evaluating the impact of this guidance on its consolidated financial statements.

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

In June 2016, the FASB issued guidance surrounding credit losses for financial instruments that replaces the incurred loss impairment methodology in generally accepted accounting principles (“GAAP”).  The new impairment model requires immediate recognition of estimated credit losses expected to occur for most financial assets and certain other financial instruments.  For available-for-sale debt securities with unrealized losses, credit losses will be recognized as allowances rather than reductions in the amortized cost of the securities.  The standard is effective for fiscal years reporting periods beginning after December 15, 2019 and interim periods within those fiscal years.  Early adoption for a fiscal year beginning after December 15, 2018 is permitted.  Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first effective reporting period.  The Company expects to adopt this standard during the first quarter of its fiscal year ending September 30, 2021 and is currently evaluating the impact of this new guidance on its consolidated financial statements.

In February 2016, the FASB issued guidance requiring a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months.  Consistent with current GAAP, the recognition, measurement and presentation of expense and cash flows arising from a lease by a lessee primarily will depend on its classification of the lease as a finance or operating lease.  However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, the new guidance will also require operating leases of the lessee to be recognized on the balance sheet if the operating lease term is more than 12 months.  The guidance also requires disclosures to help investors and other financial statement users to better understand the amount, timing and uncertainty of cash flows arising from leases.  These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements.  The guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2018 and is to be applied using the modified retrospective approach.  The Company expects to adopt this standard in its first quarter of its fiscal year ending September 30, 2020.  Effective May 1, 2019, the Company will be a lessee under an office lease agreement with a term longer than one year.  The Company is routinely a lessor in its rental contracts with customers.  The minimum rental term of these contracts is generally less than one year, and the Company expects these contracts will be treated as operating leases under the new guidance; however, the Company has not completed a detailed review of its various lease and rental arrangements, and these conclusions are subject to change.

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

The Company primarily derives product revenue from the sale of its manufactured products.  Revenue from these product sales, including the sale of used rental equipment, is recognized when all of the following have occurred: (i) title passes to the customer, (ii) the customer assumes the risks and rewards of ownership, (iii) the product sales price has been determined, (iv) collectability of the sales price is reasonably assured, and (v) product delivery occurs as directed by the customer. The Company’s products are generally sold without any customer acceptance provisions, and the Company’s standard terms of sale do not allow customers to return products for credit.

Revenue from engineering services is recognized as services are rendered over the duration of a project, or as billed on a per hour basis.  Field service revenue is recognized when services are rendered and is generally priced on a per day rate.

The Company also generates revenue from short-term rentals under operating leases of its manufactured products.  Rental revenue is recognized as earned over the rental period.  Rentals of the Company’s equipment generally range from daily rentals to minimum rental periods of up to six months or longer.  The Company has determined that the new standard does not apply to rental contracts, which are within the scope of other revenue recognition accounting standards.

The cumulative effect of the changes made to the Company’s consolidated balance sheet as of October 1, 2018 resulting from the adoption of the new standard was not material and did not impact beginning retained earnings.  The impact on the timing of sales and services for the six months ended March 31, 2019 resulting from the application of the new standard was not material.

As permissible under the new standard, sales taxes and transaction-based taxes are excluded from revenue.  The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.  Additionally, the Company expenses costs incurred to obtain contracts when incurred because the amortization period would have been one year or less.  These costs are recorded in selling, general and administrative expenses.

At March 31, 2019 and September 30, 2018 the Company had deferred contract liabilities of $0.1 million and $0.2 million, respectively, included as a component of deferred revenue.  The Company had deferred contract costs of $35,000 and $27,000 at March 31, 2019 and September 30, 2018, respectively, included as a component of prepaid expenses and other current assets.  During the three and six months ended March 31, 2019, the Company recognized cost of revenue of $0 and $8,000, respectively, from deferred contract costs.

For each of the Company’s operating segments, the following table presents revenue from the sale of products and services under contracts with customers.  The table excludes all revenue earned from rental contracts (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Oil and Gas Markets
Traditional exploration product revenue	$3,261	$2,490	$5,987	$6,089
Wireless exploration product revenue	310	1,558	454	4,181
Reservoir product revenue	994	2,060	1,882	2,678
Total revenue	4,565	6,108	8,323	12,948

Adjacent Markets
Industrial product revenue	4,120	4,711	7,682	8,387
Imaging product revenue	3,114	3,091	6,165	5,849
Total revenue	7,234	7,802	13,847	14,236

Emerging Markets
Revenue	46	—	134	—

Total	$11,845	$13,910	$22,304	$27,184

See note 13 for more information on the Company’s operating segments.

For each of the geographic areas where the Company operates, the following table presents revenue from the sale of products and services under contracts with customers.  The table excludes all revenue earned from rental contracts (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Asia	$1,510	$1,253	$3,068	$2,259
Canada	342	345	630	710
Europe	1,170	917	2,085	4,336
United States	8,265	11,338	14,875	19,361
Other	558	57	1,646	518
Total	$11,845	$13,910	$22,304	$27,184

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

In connection with the OptoSeis acquisition, the Company recorded goodwill of $0.7 million (deductible for tax purposes), other intangible assets of $3.7 million, fixed assets of $1.7 million and has established an initial contingent earn-out liability of $4.3 million.   The contingent earn-out payments will be derived from certain eligible revenue generated during the five-and-a-half year earn-out period.

Legal costs of $0.2 million related to the OptoSeis acquisition are included in selling, general and administrative expenses.  Due to the limited amount of time since the acquisition transaction, the valuation of the OptoSeis assets and liabilities and the determination of the fair value of the contingent consideration are considered by the Company as preliminary and subject to change.  During the three months ended March 31, 2019, the estimated fair value of the acquired OptoSeis assets changed, including a $1.7 million addition to machinery and equipment, which was offset by a $0.9 million decrease in goodwill and a $0.8 million decrease in other intangible assets.

4.   Short-term Investments

	As of March 31, 2019 (in thousands)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Government bonds	$747	$1	$—	$748

	As of September 30, 2018 (in thousands)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate bonds	$17,851	$—	$(60)	$17,791
Government bonds	7,702	—	(22)	7,680
Total	$25,553	$—	$(82)	$25,471

The Company’s short-term investments have contractual maturities in February 2020.

5.   Derivative Financial Instruments

At March 31, 2019 and September 30, 2018, the Company’s Canadian subsidiary had CAN$14.3 million and CAD$20.4 million, respectively, of Canadian dollar denominated intercompany accounts payable owed to one of the Company’s U.S subsidiaries.  In order to mitigate its exposure to movements in foreign currency rates between the U.S. dollar and Canadian dollar, the Company routinely enters into foreign currency forward contracts to hedge a portion of its exposure to changes in the value of the Canadian dollar.  On March 29, 2019, the Company entered into a CAD$10.0 million 90-day hedge contract with a United States bank to reduce the impact on cash flows from movements in the Canadian dollar/U.S. dollar currency exchange rate, but has not been designated as a hedge for accounting purposes.

The following table summarizes the gross fair value of all derivative instruments, which are not designated as hedging instruments and their location in the consolidated balance sheets (in thousands).

Derivative Instrument	Location	March 31, 2019	September 30, 2018
Foreign Currency Forward Contracts	Accrued Expenses and Other Current Liabilities	$41	$270

The following table summarizes the Company’s realized gains on derivative instruments included in the consolidated statements of operations for the three and six months ended March 31, 2019 and 2018 (in thousands):

		Three Months Ended		Six Months Ended
Derivative Instrument	Location	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Foreign Currency Forward Contracts	Other Income (Expense)	$217	$733	$639	$575

6.   Trade Accounts and Financing Receivables

Trade accounts receivable, net are reflected in the following table (in thousands):

	March 31, 2019	September 30, 2018
Trade accounts receivable	$21,314	$15,776
Allowance for doubtful accounts	(680)	(1,453)
	$20,634	$14,323

The allowance for doubtful accounts represents the Company’s best estimate of probable credit losses.  The Company determines the allowance based upon historical experience and a current review of its accounts receivable balances.  Accounts receivable balances are charged off against the allowance whenever it is probable that the receivable balance will not be recoverable. Trade accounts receivable at March 31, 2019 includes $8.2 million due from a single customer, of which $6.2 million was collected in April 2019.

Financing receivables are reflected in the following table (in thousands):

	March 31, 2019	September 30, 2018
Promissory notes	$4,730	$5,646
Sales-type lease	4,032	5,533
Total financing receivables	8,762	11,179
Unearned income:
Promissory notes	(95)	(95)
Sales-type lease	(150)	(237)
Total unearned income	(245)	(332)
Total financing receivables, net of unearned income	8,517	10,847
Allowance for doubtful promissory notes	(2,104)	(1,849)
Less current portion	(3,660)	(4,258)
Non-current financing receivables	$2,753	$4,740

7.   Inventories

Inventories consist of the following (in thousands):

	March 31, 2019	September 30, 2018
Finished goods	$18,750	$18,802
Work in process	3,745	7,926
Raw material	58,570	54,290
Obsolescence reserve	(31,503)	(30,551)
	49,562	50,467
Less current portion	(15,525)	(18,812)
Non-current portion	$34,037	$31,655

During the six months ended March 31, 2019 and 2018, the Company made non-cash inventory transfers of $1.8 million and $8.1million, respectively, to rental equipment.  Raw materials include semi-finished goods and component parts totaled approximately $28.5 million and $29.0 million at March 31, 2019 and September 30, 2018, respectively.

8.   Goodwill and Other Intangible Assets

In connection with the acquisition of all of the intellectual property and related assets of the OptoSeis fiber optic sensing technology business from PGS Americas, Inc. in November 2018, the Company recorded goodwill of $0.7 million and other intangible assets of $3.7 million.  As a result of this acquisition and the acquisition of Quantum Technology Sciences (“Quantum”) in July 2018, the Company’s consolidated intangible assets consisted of the following (in thousands):

	Weighted-
	Average
	Remaining Useful
	Lives (in years)	March 31, 2019	September 30, 2018
Goodwill		$5,059	$4,343

Other intangible assets:
Developed technology	17.4	5,919	4,200
Customer relationships	3.4	3,900	2,500
Trade names	4.5	1,930	1,400
Non-compete agreements	3.5	170	100
Total other intangible assets	10.5	11,919	8,200
Accumulated amortization		(989)	(194)
		$10,930	$8,006

Intangible assets amortization expense was $0.8 million for the six months ended March 31, 2019.  The Company had no intangible asset amortization expense for the six months ended March 31, 2018.

As of March 31, 2019, future estimated amortization expense of other intangible assets is as follows (in thousands):

For fiscal years ending September 30,
2019	$866
2020	1,732
2021	1,732
2022	1,624
2023	714
Thereafter	4,262
$10,930

9.   Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following (in thousands):

	Unrealized Gain (Loss) on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Totals
Balance at October 1, 2018	$(82)	$(15,537)	$(15,619)
Changes in unrealized gain on available-for-sale securities, net of tax	83	—	83
Foreign currency translation adjustments	—	20	20
Balance at March 31, 2019	$1	$(15,517)	$(15,516)

10.   Stock-Based Compensation

During the six months ended March 31, 2019, the Company issued 8,000 shares of restricted stock awards (“RSAs”) under its 2014 Long Term Incentive Plan, as amended (the “Plan”).   The weighted average grant date fair value of each RSA was $14.59 per share.  The total grant date fair value of all RSAs issued was $0.1 million, which will be charged to expense over the next four years as the RSA vesting restrictions lapse.  Compensation expense for the RSAs was determined based on the closing market price of the Company’s stock on the date of grant applied to the total number of shares that are anticipated to fully vest.  Recipients of RSAs are entitled to vote such shares and are entitled to any dividends paid.  As of March 31, 2019, the Company had unrecognized compensation expense of $3.1 million relating to RSAs that is expected to be recognized over a weighted average period of 2.3 years.

During the six months ended March 31, 2019, the Company issued 161,800 restricted stock units (“RSUs”) under the Plan.  The RSUs issued include both time-based and performance-based vesting provisions.  The weighted average grant date fair value of each RSU was $15.11 per unit.  The grant date fair value of the RSUs was $2.4 million, which will be charged to expense over the next four years as the restrictions lapse.  Compensation expense for the RSUs was determined based on the closing market price of the Company’s stock on the date of grant applied to the total number of units that are anticipated to fully vest.  Each RSU represents a contingent right to receive one share of the Company’s common stock upon vesting.  As of March 31, 2019, the Company had unrecognized compensation expense of $2.2 million relating to RSUs that is expected to be recognized over a weighted average period of 3.7 years.

As of March 31, 2019, the Company had $35,000 of unrecognized compensation expense related to nonqualified stock option awards that is expected to be recognized over a weighted average period of 0.6 years.

As of March 31, 2019, 226,787 RSAs, 161,300 RSUs and 165,600 nonqualified stock options were unvested and outstanding.

11.   Income (Loss) Per Common Share

The Company applies the two-class method in calculating per share data.  The following table summarizes the calculation of net income (loss) and weighted average common shares and common equivalent shares outstanding for purposes of the computation of loss per share (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Net income (loss)	$707	$(4,729)	$(5,146)	$(14,209)
Less: Income (loss) allocable to unvested restricted stock	(12)	—	—	—
Income (loss) attributable to common shareholders for diluted earnings per share	$695	$(4,729)	$(5,146)	$(14,209)
Weighted average number of common share equivalents:
Common shares used in basic income (loss) per share	13,401,135	13,264,710	13,369,932	13,233,205
Common share equivalents outstanding related to stock options and RSUs	156,050	—	—	—
Total weighted average common shares and common share equivalents used in diluted income (loss) per share	13,557,185	13,264,710	13,369,932	13,233,205
Income (loss) per share:
Basic	$0.05	$(0.36)	$(0.38)	$(1.07)
Diluted	$0.05	$(0.36)	$(0.38)	$(1.07)

For the calculation of diluted loss per share for the six months ended March 31, 2019, 163,800 stock options and 161,300 non-vested RSUs were excluded in the calculation of weighted average shares outstanding since their impact on diluted loss per share was antidilutive.  For the calculation of diluted loss per share for the three and six months ended March 31, 2018,  194,600 stock options and zero-non vested RSUs were excluded in the calculation of weighted average shares outstanding since their impact on diluted loss per share was antidilutive.

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

For the recent acquisition of the intellectual property and related assets of the OptoSeis fiber optic sensing technology in November 2018, the Company established an initial earn-out liability of $4.3 million.  The contingent earn-out payments, if any, will be derived from eligible revenue generated during a five-and-half year earn-out period.  The maximum amount of contingent payments is $23.2 million over the earn-out period.

The Company reviews and accesses the fair value of its contingent earn-out liabilities on a quarterly basis.  The fair value of its contingent earn-out liabilities has not changed.

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

The following table summarizes the Company’s segment information (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Revenue:
Oil and Gas Markets	$18,669	$11,287	$29,673	$19,326
Adjacent Markets	7,259	7,826	13,894	14,280
Emerging Markets	46	—	134	—
Corporate	149	134	297	285
Total	$26,123	$19,247	$43,998	$33,891

Income (loss) from operations:
Oil and Gas Markets	$3,332	$(3,757)	$731	$(11,430)
Adjacent Markets	1,651	1,384	2,633	2,413
Emerging Markets	(1,180)	—	(2,372)	—
Corporate	(2,781)	(2,849)	(6,033)	(5,810)
Total	$1,022	$(5,222)	$(5,041)	$(14,827)

14.   Income Taxes

The 2017 Tax Act was enacted in December 2017. The 2017 Tax Act, among other things, reduces the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018, creates new taxes on certain foreign earnings and may require companies to pay a one-time transition tax on undistributed earnings of certain foreign subsidiaries that were previously tax deferred.  The Company is not required to pay a one-time transition tax on earnings of our foreign subsidiaries since the Company had accumulated foreign losses on a consolidated basis.  As a result of the 2017 Tax Act, during the six months ended March 31, 2018, the Company revalued its U.S. deferred tax assets based on the new U.S. federal tax rate of 21%, which resulted in a reduction to its deferred tax assets of approximately $8.1 million.  The reduction in deferred tax assets was completely offset by a like reduction to the valuation allowance.

Consolidated income tax expense for the three months ended March 31, 2019 was $0.6 million compared to a tax benefit of $0.7 million for corresponding period of the prior fiscal year.   Consolidated income tax expense for the six months ended March 31, 2019 was $0.6 million compared to a tax benefit of $0.7 million for corresponding period of the prior fiscal year.  The $0.6 million tax expense for both periods of fiscal year 2019 primarily reflects foreign withholding tax on rental income earned in Nigeria during the three months ended March 31, 2019.  The income tax benefit for both periods of fiscal year 2018 reflects a $0.7 million tax refund resulting from the filing of an amended U.S. tax return in the three months ended March 31, 2018.  The Company is currently unable to record any tax benefits for its tax losses in the U.S. and Canada due to the uncertainty surrounding its ability to utilize such losses in the future to offset taxable income.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein, if any, contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “intend”, “expect”, “plan”, “budget”, “forecast”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue”, “evaluating” or similar words.  Statements that contain these words should be read carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other forward-looking information.  Examples of forward-looking statements include, among others, statements that we make regarding our expected operating results, the results and success of our transactions with Quantum and the OptoSeis technology, the adoption and sale of our products in various geographic regions, potential tenders for permanent reservoir monitoring systems, future demand for OBX systems, anticipated levels of capital expenditures and the sources of funding therefore, and our strategy for growth, product development, market position, financial results and the provision of accounting reserves.  These forward-looking statements reflect our best judgment about future events and trends based on the information currently available to us.  However, there will likely be events in the future that we are not able to predict or control.  The factors listed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, as well as other cautionary language in such Annual Report and this Quarterly Report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.  Such examples include, but are not limited to, the failure of the Quantum or OptoSeis technology transactions to yield positive operating results, decreases in commodity price levels, which could reduce demand for our products, the failure of our products to achieve market acceptance, despite substantial investment by us, our sensitivity to short term backlog, delayed or cancelled customer orders, product obsolescence resulting from poor industry conditions or new technologies, bad debt write-offs associated with customer accounts, lack of further orders for our OBX rental equipment, failure of our Quantum products to be adopted by the border and security perimeter market and infringement or failure to protect intellectual property.  The occurrence of the events described in these risk factors and elsewhere in this Quarterly Report on Form 10-Q could have a material adverse effect on our business, results of operations and financial position, and actual events and results of operations may vary materially from our current expectations.  We assume no obligation to revise or update any forward-looking statement, whether written or oral, that we may make from time to time, whether as a result of new information, future developments or otherwise.

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

Wireless Products

We have developed a land-based wireless (or nodal) seismic data acquisition system called the GSX.  Rather than utilizing interconnecting cables as required by most traditional land data acquisition systems, each GSX station operates as an independent data collection system, allowing our GSX stations to be deployed in virtually unlimited channel configurations.  As a result, our GSX system requires less maintenance, which we believe allows our customers to operate more effectively and efficiently because of its reduced environmental impact, lower weight and ease of operation.  Our GSX system is designed into configurations ranging from one to four channels per station.  Since its introduction in 2008 and through March 31, 2019, we have sold 433,000 GSX channels and we have 80,000 GSX channels in our rental fleet.

We have also developed a marine-based wireless seismic data acquisition system called the OBX.  Similar to our GSX land-based wireless system, the marine OBX system can be deployed in virtually unlimited channel configurations and does not require interconnecting cables between each station.  Our deep water versions of the OBX system can be deployed in depths of up to 3,450 meters.  At March 31, 2019, we had 22,000 OBX stations in our rental fleet, and additional OBX stations under construction in order to meet contracted demand.  We expect to make significant financial investments into our OBX rental fleet during fiscal year 2019.

Reservoir Products

Seismic surveys repeated over selected time intervals show dynamic changes within a producing oil and gas reservoir, and operators can use these surveys to monitor the effects of oil and gas development and production.  This type of reservoir monitoring requires special purpose or custom designed systems in which portability becomes less critical and functional reliability assumes greater importance.  This reliability factor helps assure successful operations in inaccessible locations over a considerable period of time.  Additionally, reservoirs located in deep water or harsh environments require special instrumentation and new techniques to maximize recovery.  Reservoir monitoring also requires high-bandwidth, high-resolution seismic data for engineering project planning and reservoir management.  Utilizing these reservoir monitoring tools, producers can enhance the recovery of oil and gas deposits over the life of a reservoir.

We have developed permanently installed high-definition reservoir monitoring systems for land and ocean-bottom applications in producing oil and gas fields.  Our electrical reservoir monitoring systems are currently installed on numerous offshore reservoirs in the North Sea and elsewhere.  Through our recent acquisition of the OptoSeis fiber optic sensing technology, we now offer both electrical and fiber optic reservoir monitoring systems.  These high-definition seismic data acquisition systems have a flexible architecture allowing them to be configured as a subsurface system for both land and marine reservoir-monitoring projects.  The scalable architecture of these systems enable custom designed configuration for applications ranging from low-channel engineering and environmental-scale surveys requiring a minimum number of recording channels to high-channel surveys required to efficiently conduct permanent reservoir monitoring (“PRM”).  The modular architecture of these products allows virtually unlimited channel expansion for these systems.

In addition, we produce seismic borehole acquisition systems that employ a fiber optic augmented wireline capable of very high data transmission rates.  These systems are used for several reservoir monitoring applications, including an application pioneered by us allowing operators and service companies to monitor and measure the results of fracturing operations.

We believe our reservoir characterization products make seismic acquisition a cost-effective and reliable process for the challenges of reservoir monitoring.  Our multi-component seismic product developments also include an omni-directional geophone for use in reservoir monitoring, a compact marine three-component or four-component gimbaled sensor and special-purpose connectors, connector arrays and cases.

We have not received any orders for large-scale seabed PRM systems since November 2012 and we currently do not have any indication that such an order will be received in fiscal year 2019, although we do believe opportunities for PRM orders do exist in today’s market.

Adjacent Markets

Our Adjacent Markets businesses leverage upon our existing manufacturing facilities and engineering capabilities utilized by our Oil and Gas Markets businesses.  We have found that many of our oil and gas seismic products, with little or no modification, have direct application to industries beyond those involved in oil and gas exploration and development.

Industrial Products

Our industrial products include water meter products, offshore cables, as well as seismic sensors used for vibration monitoring and geotechnical applications such as mine safety applications and earthquake detection.

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

Consolidated Results of Operations

We report and evaluate financial information for three segments: Oil and Gas Markets, Adjacent Markets and Emerging Markets.  Summary financial data by business segment follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Oil and Gas Markets
Traditional exploration product revenue	$3,969	$3,187	$6,754	$6,977
Wireless exploration product revenue	13,644	6,039	20,926	9,670
Reservoir product revenue	1,056	2,061	1,993	2,679
Total revenue	18,669	11,287	29,673	19,326
Operating income (loss)	3,332	(3,757)	731	(11,430)
Adjacent Markets
Industrial product revenue	4,122	4,711	7,683	8,387
Imaging product revenue	3,137	3,115	6,211	5,893
Total revenue	7,259	7,826	13,894	14,280
Operating income	1,651	1,384	2,633	2,413
Emerging Markets
Revenue	46	—	134	—
Operating loss	(1,180)	—	(2,372)	—
Corporate
Revenue	149	134	297	285
Operating loss	(2,781)	(2,849)	(6,033)	(5,810)
Consolidated Totals
Revenue	26,123	19,247	43,998	33,891
Operating income (loss)	1,022	(5,222)	(5,041)	(14,827)

Overview

Early in calendar year 2014, our Oil and Gas Markets segment experienced a softening in the demand for its traditional exploration products, particularly in North America, as capital budgets for oil and gas producers were trending away from exploration-focused activities toward production and exploitation activities.  During this period oil production in North America’s unconventional shale reservoirs increased, as did oil production from other non-OPEC countries, resulting in an oversupply of crude oil in the world market.  Market prices for a barrel of West Texas Intermediate crude oil declined from over $100 in July 2014 to approximately $26 in February 2016, and have recovered to approximately $62 today.  With this decline in oil prices, oil and gas exploration and production companies experienced a significant reduction in cash flows, which resulted in sharp reductions in their capital spending budgets for oil and gas exploration-focused activities, including seismic data acquisition activities.  While our Oil and Gas Markets segment is now seeing some signs of increased geophysical activity around the world, the need for new seismic equipment remains restrained due to capital limitations affecting many of our customers along with excess levels of underutilized equipment.  While our Oil and Gas Markets segment is seeing significant demand for the rental of its marine nodal products, we expect revenue from the sale and rental of our land-based products, and in particular our traditional and wireless products, to remain low until exploration-focused seismic activities increase due to the ongoing depletion of existing reservoirs prompting the need to find new sources of oil and gas.  We expect these challenging industry conditions will continue in our Oil and Gas Markets segment throughout fiscal year 2019.

In December 2017, we initiated a program to reduce operating costs in light of expected and continuing low levels of oil and gas product demand.  The program is expected to produce approximately $6 million of annualized cash savings.  The majority of the future cost reductions were realized through the reduction of over 60 employees from our Houston area workforce.  In connection with the workforce reductions, we incurred $0.7 million of termination costs in our first quarter of fiscal year 2018.  The termination costs were recorded to both cost of revenue and operating expenses in the consolidated statement of operations.  There are no outstanding liabilities related to this program as of March 31, 2019.

Three months ended March 31, 2019 compared to the three months ended March 31, 2018

Consolidated revenue for the three months ended March 31, 2019 increased $6.9 million, or 35.7%, from the corresponding period of the prior fiscal year.  Consolidated revenue for the six months ended March 31, 2019 increased $10.1 million, or 29.8%, from the corresponding period of the prior fiscal year.  The increase in revenue for both periods was primarily due to an increase in rental revenue from our OBX marine nodal products in our Oil and Gas Markets business segment.  Consolidated revenue for the quarter ended March 31, 2019 includes $1.3 million resulting from the revenue recognition of a non-refundable deposit resulting from the cancellation of a rental contract by a customer.

Consolidated gross profit for the three months ended March 31, 2019 was $10.4 million, compared to $2.0 million for the corresponding period of the prior fiscal year.  Consolidated gross profit for the six months ended March 31, 2019 was $13.4 million, compared to $1.0 million for the corresponding period of the prior fiscal year.  The increase in gross profit for both periods primarily resulted from a significant increase in wireless product rental revenue caused by the high utilization of our OBX rental fleet and a decline in unutilized factory costs due to higher manufacturing productivity.  While factory utilization has recently increased due to demand for the rental of our OBX marine nodal products, we expect our consolidated gross margins from the sale of our products to remain below historic norms until demand increases significantly for our land-based traditional and wireless seismic products.

In light of current market conditions, our oil and gas product inventories at March 31, 2019 continue to exceed levels considered appropriate for the current level of product demand.  While we are aggressively working to reduce these legacy inventory balances, we are also adding new inventories for recent oil and gas product developments and other product demand in our Adjacent Markets.  During periods of excessive inventory levels, our policy has been, and will continue to be, to record obsolescence expense as we experience reduced levels of inventory turnover and as our inventories continue to age.  If difficult market conditions continue for our oil and gas products, we expect to record additional inventory obsolescence expense in fiscal year 2019 and beyond until product demand and/or resulting inventory turnover return to acceptable levels.

Consolidated operating expenses for the three months ended March 31, 2019 were $9.3 million, an increase of $2.1 million, or 29.2%, from the corresponding period of the prior fiscal year.  Consolidated operating expenses for the six months ended March 31, 2019 were $18.5 million, an increase of $2.6 million, or 16.5%, from the corresponding period of the prior fiscal year.  These increases were primarily due to incremental operating costs associated with our recent acquisitions of the Quantum and OptoSeis businesses.  Increased operating costs related to these acquisitions were $1.8 million and $3.3 million, respectively, for the three and six months ended March 31, 2019.  Such operating costs include intangible asset amortization expenses of $0.4 million and $0.8 million, respectively, for the three and six months ended March 31, 2019.  The remaining balance of acquisition-related operating costs primarily represents personnel expenses of the acquired businesses. The increase in operating expenses for the six months ended March 31, 2019 was partially offset by a $0.4 million decrease in bad debt expense.

Consolidated other income (loss) for the three months ended March 31, 2019 was income of $0.2 million, compared to a loss of $(0.2) million from the corresponding period of the prior fiscal year.  Consolidated other income (loss) for the six months ended March 31, 2019 was income of $0.5 million, compared to a loss of $(0.1) million from the corresponding period of the prior fiscal year.  The increase in other income for both periods was primarily due to an increase in net foreign exchange gains.

Consolidated income tax expense for the three months ended March 31, 2019 was $0.6 million compared to a tax benefit of $0.7 million for corresponding period of the prior fiscal year.   Consolidated income tax expense for the six months ended March 31, 2019 was $0.6 million compared to a tax benefit of $0.7 million for corresponding period of the prior fiscal year.  The $0.6 million tax expense for both periods in fiscal year 2019 primarily reflects foreign withholding tax on rental income earned in Nigeria during the three months ended March 31, 2019.  The income tax benefit for both periods of fiscal year 2018 reflects a $0.7 million refund resulting from the filing of an amended U.S. tax return in the three months ended March 31, 2018.  We are currently unable to record any tax benefits for our tax losses in the U.S. and Canada due to the uncertainty surrounding our ability to utilize such losses in the future to offset taxable income.

Segment Results of Operations

Oil and Gas Markets

Revenue

Revenue from our oil and gas products for the three months ended March 31, 2019 increased $7.4 million, or 65.4%, from the corresponding period of the prior fiscal year.  Revenue from our oil and gas products for the six months ended March 31, 2019 increased $10.3 million, or 53.5%, from the corresponding period of the prior fiscal year.   The components of these increases include the following:

•

Traditional Exploration Product Revenue – For the three months ended March 31, 2019, revenue from our traditional products increased $0.8 million, or 24.5%, from the corresponding period of the prior fiscal year.  The increase was primarily caused by higher demand for our marine products and an increase in repair and service revenue.  The increase was partially offset by lower demand for our specialty sensor products.  For the six months ended March 31, 2019, revenue from our traditional products decreased $0.2 million, or 3.2% from the corresponding period of the prior fiscal year.  The decrease primarily reflects lower demand for our specialty sensor products.

•

Wireless Exploration Product Revenue – For the three months ended March 31, 2019, revenue from our wireless exploration products increased $7.6 million, or 125.9%, from the corresponding period of the prior fiscal year.  For the six months ended March 31, 2019, revenue from our wireless exploration products increased $11.3 million, or 116.4%, from the corresponding period of the prior fiscal year.  In both periods, the increase resulted from higher rental demand for our OBX systems and was partially offset by a decline in demand for sales of our GSX wireless products.  Both periods of fiscal year 2019 include $1.3 million of revenue from the recognition of a non-refundable deposit resulting from the cancellation of a rental contract by a customer.

•

Reservoir Product Revenue – For the three months ended March 31, 2019, revenue from our reservoir products decreased $1.0 million, or 48.8%, from the corresponding period of the prior fiscal year.    For the six months ended March 31, 2019, revenue from our reservoir products decreased $0.7 million, or 25.6%, from the corresponding period of the prior fiscal year.  The decrease for both periods was primarily due to a decrease in sales of our borehole products and lower service revenue.

Operating Income (Loss)

Operating income associated with our oil and gas products for the three months ended March 31, 2019 was $3.3 million compared to an operating loss of $3.8 million from the corresponding period of the prior year.  Operating income associated with our oil and gas products for the six months ended March 31, 2019 was $0.7 million, compared to an operating loss of $11.4 million from the corresponding period of the prior year.  The improvement in operating income (loss) for both periods primarily resulted from (i) an increase in wireless rental revenue from our OBX systems, (ii) a decrease in inventory obsolescence expense and (iii) a decline in unutilized factory costs due to higher productivity.  While factory utilization has recently increased due to rental demand for our OBX marine wireless products, we expect our consolidated gross margins for our oil and gas products to remain below historic norms until demand increases significantly for these products.

Adjacent Markets

Revenue

Revenue from our Adjacent Markets products for the three months ended March 31, 2019 decreased $0.6 million, or 7.2%, from the corresponding period of the prior fiscal year.  Revenue from our Adjacent Markets products for the six months ended March 31, 2019 decreased $0.4 million, or 2.7%, from the corresponding period of the prior fiscal year.  The components of these decreases included the following:

•

Industrial Product Revenue and Services – For the three months ended March 31, 2019, revenue from our industrial products decreased $0.6 million, or 12.5% from the corresponding period of the prior fiscal year. For the six months ended March 31, 2019, revenue from our industrial products decreased $0.7 million, or 8.4% from the corresponding period of the prior fiscal year.   The decrease in revenue for both periods was primarily attributable to lower demand for our water meter products and a decrease in contract manufacturing service revenue.  These decreases were partially offset by an increase in demand for our offshore cable products.

•

Imaging Product Revenue – For the three months ended March 31, 2019, revenue from our imaging products increased $22,000, or 0.7%, from the corresponding period of the fiscal year.   For the six months ended March 31, 2019, revenue from our imaging products increased $0.3 million, or 5.4%, from the corresponding period of the fiscal year.   The increase in both periods was primarily due to higher demand for our film products.

Operating Income

The operating income from our Adjacent Markets products for the three months ended March 31, 2019 increased $0.3 million or 19.3%, from the corresponding period of the prior fiscal year.  The operating income from our Adjacent Markets products for the six months ended March 31, 2019 increased $0.2 million or 9.1%, from the corresponding period of the prior fiscal year.   The increase in operating income for both periods resulted from manufacturing improvements and reductions in operating personnel costs and bad debt expenses.

Emerging Markets

On July 27, 2018, we entered the border and perimeter security market through our acquisition of Quantum.   In connection with the Quantum acquisition, we established the Emerging Markets business segment, which currently includes only Quantum.  Revenue from our Emerging Markets products for three and six months ended March 31, 2019 was $45,000 and $0.1 million, respectively.  Our operating loss for the three and six months ended March 31, 2019 was $1.2 million and $2.4 million, respectively, including $0.3 million and $0.6 million of intangible asset amortization expense.

Liquidity and Capital Resources

At March 31, 2019, we had approximately $12.8 million in cash and cash equivalents and $0.7 million in short-term investments.  For the six months ended March 31, 2019, we used $2.9 million of cash in operating activities.  Our net loss of $5.1 million was offset by (i) net non-cash charges of $12.5 million from deferred income taxes, depreciation, amortization, accretion, inventory obsolescence, stock-based compensation and bad debt expense and (ii) a $3.0 million increase in accounts payable primarily associated with the purchase of materials required to expand our OBX rental fleet.  Other uses of cash in our operations included a (i) a $3.7 million increase in inventories for the production of recently introduced land-based wireless seismic products, (ii) $5.8 increase in trade accounts receivable resulting from the increase in revenue and delays in collecting funds owed from a rental customer, (iii) a $1.3 million decrease in deferred revenue due to a customer deposit forfeiture on a rental contract, (iv) a $1.2 million decrease in accrued and other expenses primarily attributable to the payment of property taxes and (v) a $1.0 million increase in prepaid expenses and other current assets attributable to prepayment of annual insurance premiums and advance payments made to suppliers for future inventory purchases.

For the six months ended March 31, 2019, we generated cash of $3.9 million from investing activities.  Sources of cash included (i) $24.9 million of proceeds from the sale of short-term investments, (ii) $1.6 million of proceeds from the sale of rental equipment and (iii) $0.6 million of proceeds, net of payments, from a property related insurance claim.  These sources of cash were partially offset by (i) $1.8 million for the acquisition of the intellectual property and related assets of the OptoSeis fiber optic sensing technology business, (ii) $20.4 million primarily to expand our OBX rental fleet and (iii) $1.0 million for additions to our property, plant and equipment.  As a result of significant demand for our marine OBX rental equipment, we expect fiscal year 2019 cash investments into our rental fleet could be $30 million or more.  We estimate total fiscal year 2019 cash investments in property, plant and equipment could be up to $3 million.  Our capital expenditures are expected to be funded from our cash on hand, internal cash flows, cash flows from our rental contracts or, if necessary, from borrowings under our credit agreement.

For the six months ended March 31, 2019, we generated cash proceeds of $0.2 million from financing activities from the exercise of stock options by our employees.  We had no long-term debt outstanding throughout the fiscal year ended September 30, 2018 or for the six months ended March 31, 2019.

Throughout 2018, West Texas Intermediate crude oil prices strengthened into early October 2018, peaking at $76 per barrel.  Since that time and continuing into late December 2018, crude oil prices dropped significantly bottoming-out at $43 per barrel.  In the last few weeks we have seen crude oil price strengthen again to around $62 per barrel.  The significant price volatility that began in 2014 continues today, stifling budgets targeted at the oil and gas exploration industry, including the seismic industry.  OPEC and other crude oil producing/exporting nations appear united in their efforts to maintain equilibrium between current worldwide crude oil supply and demand, with reported reductions in excess crude oil supplies around the world.  If worldwide crude oil supplies and associated prices stabilize, these factors and developing trends bode well for the oil and gas industry and we expect to participate in any resurgence in demand for new seismic equipment that may be forthcoming.  While we are seeing some signs of increased seismic activity around the world, the need for new seismic equipment remains restrained due to capital limitations affecting many of our customers along with excessive quantities of under-utilized equipment.  We expect product sales of our oil and gas products, and in particular our legacy land-based traditional and wireless products, to remain low until exploration-focused seismic activities increase, which we believe will eventually result from the ongoing depletion of existing reservoirs prompting the need to find new sources of oil and gas.  We expect these challenging industry conditions facing our land-based traditional and legacy wireless products will continue throughout fiscal year 2019.

Our available cash, cash equivalents and short-term investments totaled $13.5 million at March 31, 2019, including $7.5 million of cash and cash equivalents held by our foreign subsidiaries and branch offices.  The Tax Cuts and Jobs Act signed into law on December 22, 2017, creates new taxes on certain foreign earnings and also requires companies to pay a one-time transition tax on undistributed earnings of their foreign subsidiaries which were previously tax deferred.  We have determined that we are not required to pay any transition tax on the undistributed earnings of our foreign subsidiaries since we had no accumulated earnings on a consolidated basis.

Our credit agreement allows for borrowings of up to $30.0 million with such amounts available for borrowing determined by a borrowing base.  In November 2018, we extended the maturity of the credit agreement from April 2019 to April 2020.  In March 2019, we entered into an amendment to the credit agreement that altered the unencumbered liquid assets covenant to (i) reduce the minimum threshold from $10 million to $5 million and (ii) include unencumbered liquid assets held outside the United States.  The amendment also added another financial covenant that requires us to maintain a tangible net worth of not less than $140 million.  Additionally, pursuant to the amendment, our principal place of business and the related real estate, located at 7007 Pinemont Drive, Houston, Texas was added as collateral securing our obligations under the credit agreement. At March 31, 2019, we had no outstanding borrowings under the credit agreement and our borrowing availability under the credit facility was $25.5 million.  At March 31, 2019, we were in compliance with all covenants under the credit agreement.  We currently do not anticipate the need to borrow under the credit agreement; however, we can make no assurance that we will not do so.

In fiscal years 2016, 2017 and 2018, we received income tax refunds of $18.3 million, $12.8 million and $0.7 million, respectively, from the U.S. Department of Treasury.  These refunds were a result of the significant tax losses we experienced in fiscal years 2016 and 2015, which we elected to carryback and recoup taxes previously paid.  For U.S. income tax purposes, we are now in a loss carryforward position in regards to our tax losses occurring in fiscal year 2017 and beyond.  As a result, our current tax losses will not result in any additional U.S. federal income tax refunds.  The tax refunds we received in fiscal years 2016 and 2017 were significant contributors to our overall liquidity.  In the absence of future profitable results of operations, we may need to rely on other sources of liquidity to fund our future operating results, including liquidating short-term investments, executed rental contracts, available borrowings under our credit agreement through its expiration in April 2020 leveraging or sale of real estate assets, sales of rental assets and other liquidity sources which may be available to us.  However, currently we believe that our cash, short-term investment balances and borrowings under our credit facility will be sufficient to finance any future operating losses and planned capital expenditures through the next twelve months.

Off-Balance Sheet Arrangements

We do not have any obligations which meet the definition of an off-balance sheet arrangement and which have or are reasonably likely to have a current or future effect on our financial statements or the items contained therein that are material to investors.

Contractual Obligations

We established an initial earn-out liability of $4.3 million in connection with its November 2018 acquisition of all the intellectual property and related assets of the OptoSeis fiber optic sensing technology.  Contingent cash payments, if any, will be derived from eligible revenue generated during a five-and-a-half year earn-out period subsequent to the closing of the acquisition from products and services utilizing the OptoSeis fiber optic technology.  The maximum amount of contingent payments is $23.2 million over the earn-out period.

We established an estimated initial contingent earn-out liability of $7.7 million in connection with its July 2018 acquisition of Quantum.   Contingent payments, if any, may be paid in the form of cash or company stock and will be derived from eligible revenue generated during a four-year earn-out period subsequent to the closing of the acquisition.  The maximum amount of contingent payments is $23.5 million over the earn-out period.

Critical Accounting Policies

During the six months ended March 31, 2019, there has been no material change to our critical accounting policies discussed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2018 other than the adoption of Accounting Standards Update 2014-09, Revenue from Contracts with Customers, Topic 606.

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

Foreign Currency and Operations Risk

One of our wholly-owned subsidiaries, Geospace Technologies Eurasia, is located in the Russian Federation.  In addition, we operate a branch office, Geospace Technologies Sucursal Sudamericana, in Colombia.  Our financial results for these entities may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions or changes in the political climate.  Our consolidated balance sheet at March 31, 2019 reflected approximately USD $4.8 million and USD $0.2 million of foreign currency denominated net working capital related to our Russian and Colombian operations, respectively.  Both of these entities receive a portion of their revenue and pay a majority of their expenses primarily in their local currency.  To the extent that transactions of these entities are settled in their local currency, a devaluation of these currencies versus the U.S. dollar could reduce any contribution from these entities to our consolidated results of operations and total comprehensive income as reported in U.S. dollars.  We do not hedge the market risk with respect to our operations in these countries; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of such currencies versus U.S. dollars to the extent such disruptions result in any reduced valuation of these foreign entities’ net working capital or future contributions to our consolidated results of operations.  At March 31, 2019, the foreign exchange rate for $1.00 (one U.S. dollar) was equal to approximately 66 Russian Rubles and 3,186 Colombian Pesos.  If the value of the U.S. dollar were to strengthen by ten percent against these foreign currencies, our working capital in the Russian Federation and in Colombia would decline by USD $0.5 million and USD $16,000, respectively.

Foreign Currency Intercompany Accounts Receivable

We sell products to our foreign subsidiaries on trade credit terms in both U.S. dollars and in the subsidiary’s local currency.  At March 31, 2019, we had outstanding Canadian-dollar denominated intercompany accounts receivable of CAD $14.3 million, which we consider to be of a short-term nature.  The appreciation or devaluation of the Canadian dollar against the U.S. dollar will result in a gain or loss, respectively, to our consolidated statement of operations.  At March 31, 2019, the foreign exchange rate for USD $1.00 was equal to approximately CAD $1.33.  On March 29, 2019 we entered into a CAD $10.0 million 90-day hedge contract with a United States bank to hedge a portion of our Canadian dollar foreign exchange rate exposure, resulting in an under-hedged position of approximately CAD $4.3 million.  At March 31, 2019, if the U.S. dollar exchange rate were to strengthen by ten percent against the Canadian dollar, we would recognize a foreign exchange loss of USD $0.3 million in our consolidated financial statements.

Floating Interest Rate Risk

Our credit agreement contains a floating interest rate which subjects us to the risk of increased interest costs associated with any upward movements in bank market interest rates.  Under our credit agreement our borrowing interest rate is the Wall Street Journal prime rate, which was 5.5% at March 31, 2019.  As of March 31, 2019 and September 30, 2018, there were no borrowings outstanding under our credit agreement.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including the CEO and CFO, as of March 31, 2019, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II - OTHER INFORMATION

Item 6.   Exhibits

The following exhibits are filed with this Report on Form 10-Q or are incorporated by reference

3.1

Amended and Restated Certificate of Formation of Geospace Technologies Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed May 8, 2015).

3.2	Amended and Restated Bylaws of Geospace Technologies Corporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed September 22, 2017).

10.1	Form of Director Restricted Stock Unit Award Agreement.*

10.2

Sixth Amendment to Loan Agreement dated March 29, 2019 among Geospace Technologies Corporation, as borrower, certain subsidiaries of Geospace Technologies Corporation, as guarantors, and Frost Bank, as lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 1, 2019).

14.1

General Code of Business Conduct and Supplemental Code of Ethics for CEO and Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K filed February 8, 2019).

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

GEOSPACE TECHNOLOGIES CORPORATION

Date:	May 3, 2019	By:	/s/ Walter R. Wheeler
Walter R. Wheeler, President
and Chief Executive Officer
(duly authorized officer)

Date:	May 3, 2019	By:	/s/ Thomas T. McEntire
Thomas T. McEntire, Vice President,
Chief Financial Officer and Secretary
(principal financial officer)