Form 10-Q
period 2019-06-30
GEOSPACE TECHNOLOGIES CORP
filed 2019-08-09
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2019 OR

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

As of July 31, 2019, the registrant had 13,631,041 shares of common stock, $.01 par value per share outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except share amounts)

(unaudited)

	June 30, 2019	September 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$15,598	$11,934
Short-term investments	—	25,471
Trade accounts receivable, net	14,739	14,323
Financing receivables	3,584	4,258
Inventories	17,003	18,812
Property held for sale	1,329	—
Prepaid expenses and other current assets	1,117	1,856
Total current assets	53,370	76,654

Non-current financing receivables, net	1,708	4,740
Non-current inventories	32,265	31,655
Rental equipment, net	60,155	39,545
Property, plant and equipment, net	32,196	33,624
Goodwill	5,007	4,343
Other intangible assets, net	10,497	8,006
Deferred income tax assets, net	237	246
Prepaid income taxes	72	54
Other assets	212	213
Total assets	$195,719	$199,080

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable trade	$4,700	$4,106
Accrued expenses and other current liabilities	4,923	6,826
Deferred revenue	3,941	3,752
Income tax payable	36	51
Total current liabilities	13,600	14,735

Contingent earn-out liabilities	12,055	7,713
Deferred income tax liabilities	40	45
Total liabilities	25,695	22,493

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 13,632,041 and
13,600,541 shares issued and outstanding	136	136
Additional paid-in capital	88,112	86,116
Retained earnings	97,136	105,954
Accumulated other comprehensive loss	(15,360)	(15,619)
Total stockholders’ equity	170,024	176,587
Total liabilities and stockholders’ equity	$195,719	$199,080

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenue:
Products	$12,153	$13,270	$34,457	$40,454
Rental	10,720	8,000	32,414	14,707
Total revenue	22,873	21,270	66,871	55,161
Cost of revenue:
Products	10,508	12,956	32,967	40,117
Rental	4,775	3,637	12,873	9,336
Total cost of revenue	15,283	16,593	45,840	49,453

Gross profit	7,590	4,677	21,031	5,708

Operating expenses:
Selling, general and administrative	6,050	4,551	17,493	14,465
Research and development	4,246	2,537	11,315	8,125
Bad debt expense	629	2,725	599	3,081
Total operating expenses	10,925	9,813	29,407	25,671

Loss from operations	(3,335)	(5,136)	(8,376)	(19,963)

Other income (expense):
Interest expense	(28)	(94)	(85)	(285)
Interest income	446	257	898	799
Foreign exchange gains (losses), net	(1)	264	185	(85)
Other, net	(54)	(34)	(183)	(88)
Total other income, net	363	393	815	341

Loss before income taxes	(2,972)	(4,743)	(7,561)	(19,622)
Income tax expense (benefit)	700	53	1,257	(617)
Net loss	$(3,672)	$(4,796)	$(8,818)	$(19,005)

Loss per common share:
Basic	$(0.27)	$(0.36)	$(0.66)	$(1.43)
Diluted	$(0.27)	$(0.36)	$(0.66)	$(1.43)

Weighted average common shares outstanding:
Basic	13,405,504	13,266,316	13,381,789	13,244,242
Diluted	13,405,504	13,266,316	13,381,789	13,244,242

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net loss	$(3,672)	$(4,796)	$(8,818)	$(19,005)
Other comprehensive income (loss):
Change in unrealized gains (losses) on available-for-sale securities, net of tax	(1)	36	82	(53)
Foreign currency translation adjustments	157	(1,198)	177	(364)
Total other comprehensive income (loss)	156	(1,162)	259	(417)
Total comprehensive loss	$(3,516)	$(5,958)	$(8,559)	$(19,422)

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED JUNE 30, 2019 AND 2018

(in thousands, expect share amounts)

(unaudited)

	Common Stock				Accumulated
			Additional		Other
			Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance at October 1, 2018	13,600,541	$136	$86,116	$105,954	$(15,619)	$176,587
Net loss	—	—	—	(5,853)	—	(5,853)
Other comprehensive loss	—	—	—	—	(154)	(154)
Issuance of restricted stock	8,000	—	—	—	—	—
Forfeiture of restricted stock	(250)	—	—	—	—	—
Issuance of common stock pursuant
to the exercise of stock options	24,500	—	215	—	—	215
Stock-based compensation	—	—	602	—	—	602
Balance at December 31, 2018	13,632,791	136	86,933	100,101	(15,773)	171,397

Net income	—	—	—	707	—	707
Other comprehensive income	—	—	—	—	257	257
Forfeiture of restricted stock	(1,000)	—	—	—	—	—
Issuance of common stock pursuant
to the vesting of restricted stock units	500	—	—	—	—	—
Stock-based compensation	—	—	592	—	—	592
Balance at March 31, 2019	13,632,291	136	87,525	100,808	(15,516)	172,953

Net loss	—	—	—	(3,672)	—	(3,672)
Other comprehensive income	—	—	—	—	156	156
Forfeiture of restricted stock	(250)	—	—	—	—	—
Stock-based compensation	—	—	587	—	—	587
Balance at June 30, 2019	13,632,041	$136	$88,112	$97,136	$(15,360)	$170,024

Balance at October 1, 2017	13,438,316	$134	$83,733	$125,166	$(14,230)	$194,803
Net loss	—	—	—	(9,480)	—	(9,480)
Other comprehensive loss	—	—	—	—	259	259
Issuance of restricted stock	138,650	2	(2)	—	—	—
Forfeiture of restricted stock	(16,675)	—	—	—	—	—
Stock-based compensation	—	—	826	—	—	826
Balance at December 31, 2017	13,560,291	136	84,557	115,686	(13,971)	186,408

Net loss	—	—	—	(4,729)	—	(4,729)
Other comprehensive loss	—	—	—	—	1,001	1,001
Issuance of restricted stock	16,800	—	—	—	—	—
Forfeiture of restricted stock	(1,375)	—	—	—	—	—
Issuance of common stock pursuant
to the exercise of stock options	3,200	—	28	—	—	28
Stock-based compensation	—	—	518	—	—	518
Balance at March 31, 2018	13,578,916	136	85,103	110,957	(12,970)	183,226

Net loss	—	—	—	(4,796)	—	(4,796)
Other comprehensive loss	—	—	—	—	(1,162)	(1,162)
Forfeiture of restricted stock	(2,875)	—	—	—	—	—
Stock-based compensation	—	—	490	—	—	490
Balance at June 30, 2018	13,576,041	$136	$85,593	$106,161	$(14,132)	$177,758

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	June 30, 2019	June 30, 2018
Cash flows from operating activities:
Net loss	$(8,818)	$(19,005)
Adjustments to reconcile net loss to net provided by (cash used) in operating activities:
Deferred income tax benefit	(22)	(37)
Rental equipment depreciation	9,703	7,475
Property, plant and equipment depreciation	3,012	3,105
Impairment of long-lived assets	—	488
Amortization of intangible assets	1,228	—
Accretion of discounts on short-term investments	(9)	31
Stock-based compensation expense	1,781	1,833
Bad debt expense	599	3,081
Inventory obsolescence expense	3,013	4,001
Gross profit from sale of used rental equipment	(244)	(4,966)
Gain on disposal of property, plant and equipment	(90)	(25)
Realized loss on short-term investments	66	1
Effects of changes in operating assets and liabilities:
Trade accounts receivable	(82)	(3,932)
Income tax receivable	—	262
Inventories	(4,036)	(5,702)
Prepaid expenses and other current assets	162	(1,186)
Prepaid income taxes	9	41
Accounts payable trade	601	1,437
Accrued expenses and other	(927)	505
Deferred revenue	198	512
Income tax payable	(11)	8
Net cash provided by (used in) operating activities	6,133	(12,073)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,426)	(1,005)
Proceeds from the sale of property, plant and equipment	130	200
Investment in rental equipment	(28,728)	(2,511)
Proceeds from the sale of used rental equipment	3,388	4,333
Purchases of short-term investments	—	(11,162)
Proceeds from the sale of short-term investments	25,606	20,163
Business acquisition	(1,819)	—
Payments for damages related to insurance claim	(650)	(1,970)
Proceeds from insurance claim	1,166	900
Increase in insurance claim receivable	—	849
Net cash used in (provided by) investing activities	(2,333)	9,797

Cash flows from financing activities:
Proceeds from the exercise of stock options	215	19
Net cash provided by financing activities	215	19

Effect of exchange rate changes on cash	(351)	(285)
Increase (decrease) in cash and cash equivalents	3,664	(2,542)
Cash and cash equivalents, beginning of fiscal year	11,934	15,092
Cash and cash equivalents, end of fiscal period	$15,598	$12,550

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$85	$285
Net cash paid (refunded) for income taxes	1,249	(649)

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.   Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet of Geospace Technologies Corporation and its subsidiaries (the “Company”) at September 30, 2018 was derived from the Company’s audited consolidated financial statements at that date.  The consolidated balance sheet at June 30, 2019 and the consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the three and nine months ended June 30, 2019 and 2018 were prepared by the Company without audit.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows were made.  The results of operations for the three and nine months ended June 30, 2019 are not necessarily indicative of the operating results for a full year or of future operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity at the time of purchase of three months or less to be cash equivalents.  At June 30, 2019, cash and cash equivalents included $7.5 million held by the Company’s foreign subsidiaries and branch offices.  If the Company were to repatriate the cash held by its foreign subsidiaries, it would be required to accrue and pay taxes on any amount repatriated under rates enacted by The Tax Cuts and Jobs Act (“2017 Tax Act”).

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

Recently Issued Accounting Pronouncements

In June 2018, the FASB issued guidance expanding the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted.  The Company will adopt this guidance in its first quarter of its fiscal year ending September 30, 2020 and does not expect the adoption of this guidance to have any material impact on its consolidated financial statements.

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

In January 2017, the FASB issued guidance simplifying the current two-step goodwill impairment test by eliminating Step 2 of the test.  The guidance requires a one-step impairment test in which an entity compares the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any.  This guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, and should be applied on a prospective basis.  Early adoption is permitted for the interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of this guidance to have an impact on its consolidated financial statements and disclosures.

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

In February 2016, the FASB issued guidance requiring a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months.  Consistent with current GAAP, the recognition, measurement and presentation of expense and cash flows arising from a lease by a lessee primarily will depend on its classification of the lease as a finance or operating lease.  However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, the new guidance will also require operating leases of the lessee to be recognized on the balance sheet if the operating lease term is more than 12 months.  The guidance also requires disclosures to help investors and other financial statement users to better understand the amount, timing and uncertainty of cash flows arising from leases.  These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements.  The guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2018 and is to be applied using the modified retrospective approach.  The Company will adopt this guidance in its first quarter of its fiscal year ending September 30, 2020.  Effective May 1, 2019, the Company became a lessee under an office lease agreement with a term longer than one year and will follow the guidance of the new standard regarding this lease contract.  In addition, the Company is routinely a lessor in its rental contracts with customers.  The minimum rental term of these rental contracts is generally less than one year, and the Company expects these contracts will be treated as operating leases under the new guidance. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

The Company primarily derives product revenue from the sale of its manufactured products.  Revenue from these product sales, including the sale of used rental equipment, is recognized when obligations under the terms of a contract are satisfied, control is transferred and collectability of the sales price is reasonably assured.  Transfer of control generally occurs with shipment or delivery, depending on the terms of the underlying contract.  The Company’s products are generally sold without any customer acceptance provisions, and the Company’s standard terms of sale do not allow customers to return products for credit.

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

The cumulative effect of the changes made to the Company’s consolidated balance sheet as of October 1, 2018 resulting from the adoption of the new standard was not material and did not impact beginning retained earnings.  The impact on the timing of sales and services for the nine months ended June 30, 2019 resulting from the application of the new standard was not material.

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

At June 30, 2019 and September 30, 2018 the Company had deferred contract liabilities of $0.1 million and $0.2 million, respectively, included as a component of deferred revenue.  The Company had deferred contract costs of zero and $27,000 at June 30, 2019 and September 30, 2018, respectively, included as a component of prepaid expenses and other current assets.  During the three and nine months ended June 30, 2019, the Company recognized revenue of $42,000 and $0.1 million, respectively, from deferred contract liabilities and cost of revenue of $35,000 and $27,000, respectively, from deferred contract costs.

For each of the Company’s operating segments, the following table presents revenue only from the sale of products and the performance of services under contracts with customers.  The table excludes all revenue earned from rental contracts (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Oil and Gas Markets
Traditional exploration product revenue	$2,129	$2,424	$8,116	$8,513
Wireless exploration product revenue	1,381	273	1,835	4,454
Reservoir product revenue	421	1,819	2,303	4,497
Total revenue	3,931	4,516	12,254	17,464

Adjacent Markets
Industrial product revenue	5,364	5,674	13,046	14,061
Imaging product revenue	2,847	3,080	9,012	8,929
Total revenue	8,211	8,754	22,058	22,990

Emerging Markets
Revenue	11	—	145	—

Total	$12,153	$13,270	$34,457	$40,454

See note 14 for more information on the Company’s operating segments.

For each of the geographic areas where the Company operates, the following table presents revenue (in thousands) from the sale of products and services under contracts with customers.  The table excludes all revenue earned from rental contracts:

	Three Months Ended		Nine Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Asia	$1,094	$1,207	$4,162	$3,466
Canada	1,202	699	1,832	1,409
Europe	1,023	1,496	3,108	5,832
United States	7,521	9,305	22,396	28,666
Other	1,313	563	2,959	1,081
Total	$12,153	$13,270	$34,457	$40,454

Revenue is attributable to countries based on the ultimate destination of the product sold, if known.  If the ultimate destination is not known, revenue is attributable to countries based on the geographic location of the initial shipment.

3.   Business Acquisition

On November 13, 2018, the Company acquired all of the intellectual property and related assets of the OptoSeis® fiber optic sensing technology business.  The assets of the OptoSeis® business are included in the Company’s Oil and Gas Markets business segment.  The acquisition purchase price consisted of cash at closing of approximately $1.8 million and contingent earn-out payments of up to $23.2 million over a five-and-a half year period.  The contingent cash payments will be derived from eligible revenue generated during the earn-out period from product and services.

In connection with the OptoSeis® acquisition, the Company recorded goodwill of $0.7 million (deductible for tax purposes), other intangible assets of $3.7 million, fixed assets of $1.7 million and has established an initial contingent earn-out liability of $4.3 million.   The contingent earn-out payments will be derived from certain eligible revenue generated during the five-and-a-half year earn-out period.

Legal costs of $0.2 million related to the OptoSeis® acquisition are included in selling, general and administrative expenses.  Due to the limited amount of time since the acquisition transaction, the valuation of the OptoSeis® assets and liabilities and the determination of the fair value of the contingent consideration are considered by the Company as preliminary and subject to change.  During the nine months ended June 30, 2019, the estimated fair value of the acquired OptoSeis® assets changed, including a $1.8 million addition to machinery and equipment, which was offset by a $1.0 million decrease in goodwill and a $0.8 million decrease in other intangible assets.

4.   Short-term Investments

The Company classifies its short-term investments as available-for-sale securities.  Available-for sale securities are carried at fair market value with net unrealized holding gains and losses reported as a component of accumulated other comprehensive loss in stockholders’ equity.

During the three and nine months ended June 30, 2019, the Company realized gains (losses) of $1,000 and $(66,000), respectively, from the sale of short-term investments.   During the three and nine months ended June 30, 2018, the Company realized losses of zero and $1,000, respectively, from the sale of short-term investments.  Realized gains and losses are recorded in Other Income (Expense) on the consolidated statements of operations.  The Company’s short-term investments were composed of the following (in thousands):

	As of September 30, 2018 (in thousands)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate bonds	$17,851	$—	$(60)	$17,791
Government bonds	7,702	—	(22)	7,680
Total	$25,553	$—	$(82)	$25,471

The Company had no short-term investments at June 30, 2019

5.   Derivative Financial Instruments

At June 30, 2019 and September 30, 2018, the Company’s Canadian subsidiary had CAD $8.9 million and CAD $20.4 million, respectively, of Canadian dollar denominated intercompany accounts payable owed to one of the Company’s U.S. subsidiaries.  In order to mitigate its exposure to movements in foreign currency rates between the U.S. dollar and Canadian dollar, the Company routinely enters into foreign currency forward contracts to hedge a portion of its exposure to changes in the value of the Canadian dollar.  On June 28, 2019, the Company entered into a CAD $7.0 million 90-day hedge contract with a United States bank to reduce the impact on cash flows from movements in the Canadian dollar/U.S. dollar currency exchange rate, but the contract has not been designated as a hedge for accounting purposes.

The following table summarizes the gross fair value of all derivative instruments, which are not designated as hedging instruments and their location in the consolidated balance sheets (in thousands).

Derivative Instrument	Location	June 30, 2019	September 30, 2018
Foreign Currency Forward Contracts	Accrued Expenses and Other Current Liabilities	$7	$270

The following table summarizes the Company’s realized gains (losses) on derivative instruments included in the consolidated statements of operations for the three and nine months ended June 30, 2019 and 2018 (in thousands):

		Three Months Ended		Nine Months Ended
Derivative Instrument	Location	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Foreign Currency Forward Contracts	Other Income (Expense)	$(142)	$601	$497	$1,176

6.   Trade Accounts and Financing Receivables

Trade accounts receivable, net are reflected in the following table (in thousands):

	June 30, 2019	September 30, 2018
Trade accounts receivable	$15,789	$15,776
Allowance for doubtful accounts	(1,050)	(1,453)
	$14,739	$14,323

The allowance for doubtful accounts represents the Company’s best estimate of probable credit losses.  The Company determines the allowance based upon historical experience and a current review of its accounts receivable balances.  Accounts receivable balances are charged off against the allowance whenever it is probable that the receivable balance will not be recoverable. Trade accounts receivable at June 30, 2019 includes $5.4 million due from a single customer, of which $1.1 million was collected in July 2019.  Revenue from this customer for the nine months ended June 30, 2019 was $14.6 million, more than 10% of the Company’s revenue.

Financing receivables are reflected in the following table (in thousands):

	June 30, 2019	September 30, 2018
Promissory notes	$4,426	$5,646
Sales-type lease	3,405	5,533
Total financing receivables	7,831	11,179
Unearned income:
Promissory notes	(95)	(95)
Sales-type lease	(90)	(237)
Total unearned income	(185)	(332)
Total financing receivables, net of unearned income	7,646	10,847
Allowance for doubtful promissory notes	(2,354)	(1,849)
Less current portion	(3,584)	(4,258)
Non-current financing receivables	$1,708	$4,740

7.   Inventories

Inventories consist of the following (in thousands):

	June 30, 2019	September 30, 2018
Finished goods	$19,713	$18,802
Work in process	5,321	7,926
Raw material	55,933	54,290
Obsolescence reserve	(31,699)	(30,551)
	49,268	50,467
Less current portion	(17,003)	(18,812)
Non-current portion	$32,265	$31,655

During the nine months ended June 30, 2019 and 2018, the Company made non-cash inventory transfers of $1.8 million and $23.5 million, respectively, to rental equipment.  Raw materials include semi-finished goods and component parts totaled approximately $27.1 million and $29.0 million at June 30, 2019 and September 30, 2018, respectively.

8.   Property Held for Sale

On August 1, 2019, the Company sold its real property located at 7334-7340 Gessner Road, Houston, Texas for a cash price of $8.6 million.  The carrying value of the property of $1.4 million has been reclassified from property, plant and equipment to property held for sale in the accompanying consolidated balance sheet as of June 30, 2019.  The property was unencumbered.

9.   Goodwill and Other Intangible Assets

In connection with the acquisition of all the intellectual property and related assets of the OptoSeis® fiber optic sensing technology business from PGS Americas, Inc. in November 2018, the Company recorded goodwill of $0.7 million and other intangible assets of $3.7 million.  As a result of this acquisition and the acquisition of Quantum Technologies Sciences, Inc. (“Quantum”) in July 2018, the Company’s consolidated intangible assets consisted of the following (in thousands):

	Weighted-
	Average
	Remaining Useful
	Lives (in years)	June 30, 2019	September 30, 2018
Goodwill		$5,007	$4,343

Other intangible assets:
Developed technology	17.4	5,919	4,200
Customer relationships	3.4	3,900	2,500
Trade names	4.5	1,930	1,400
Non-compete agreements	3.5	170	100
Total other intangible assets	10.5	11,919	8,200
Accumulated amortization		(1,422)	(194)
		$10,497	$8,006

Intangible assets amortization expense was $1.2 million for the nine months ended June 30, 2019.  The Company had no intangible asset amortization expense for the nine months ended June 30, 2018.

As of June 30, 2019, future estimated amortization expense of other intangible assets is as follows (in thousands):

For fiscal years ending September 30,
Three months ending September 30, 2019	$433
2020	1,732
2021	1,732
2022	1,624
2023	714
Thereafter	4,262
$10,497

10.   Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following (in thousands):

	Unrealized Gain (Loss) on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Totals
Balance at October 1, 2018	$(82)	$(15,537)	$(15,619)
Changes in unrealized gain on available-for-sale securities, net of tax	82	—	82
Foreign currency translation adjustments	—	177	177
Balance at June 30, 2019	$—	$(15,360)	$(15,360)

11.   Stock-Based Compensation

During the nine months ended June 30, 2019, the Company issued 8,000 shares of restricted stock awards (“RSAs”) under its 2014 Long Term Incentive Plan, as amended (the “Plan”).   The weighted average grant date fair value of each RSA was $14.59 per share.  The total grant date fair value of all RSAs issued was $0.1 million, which will be charged to expense over the next four years as the RSA vesting restrictions lapse.  Compensation expense for the RSAs was determined based on the closing market price of the Company’s stock on the date of grant applied to the total number of shares that are anticipated to fully vest.  Recipients of RSAs are entitled to vote such shares and are entitled to any dividends paid.  As of June 30, 2019, the Company had unrecognized compensation expense of $2.7 million relating to RSAs that is expected to be recognized over a weighted average period of 2.1 years.

During the nine months ended June 30, 2019, the Company issued 161,800 restricted stock units (“RSUs”) under the Plan.  The RSUs issued include both time-based and performance-based vesting provisions.  The weighted average grant date fair value of each RSU was $15.11 per unit.  The grant date fair value of the RSUs was $2.4 million, which will be charged to expense over the next four years as the restrictions lapse.  Compensation expense for the RSUs was determined based on the closing market price of the Company’s stock on the date of grant applied to the total number of units that are anticipated to fully vest.  Each RSU represents a contingent right to receive one share of the Company’s common stock upon vesting.  As of June 30, 2019, the Company had unrecognized compensation expense of $2.1 million relating to RSUs that is expected to be recognized over a weighted average period of 3.4 years.

As of June 30, 2019, the Company had $22,000 of unrecognized compensation expense related to nonqualified stock option awards that is expected to be recognized over a weighted average period of 0.4 year.

As of June 30, 2019, there were 226,537 RSAs, 161,300 RSUs and 165,600 nonqualified stock options unvested and outstanding.

12.   Loss Per Common Share

The Company applies the two-class method in calculating per share data.  The following table summarizes the calculation of net loss and weighted average common shares and common equivalent shares outstanding for purposes of the computation of loss per share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net loss	$(3,672)	$(4,796)	$(8,818)	$(19,005)
Less: Loss allocable to unvested restricted stock	(12)	—	—	—
Loss attributable to common shareholders for diluted earnings per share	$(3,684)	$(4,796)	$(8,818)	$(19,005)
Weighted average number of common share equivalents:
Common shares used in basic loss per share	13,405,504	13,266,316	13,381,789	13,244,242
Common share equivalents outstanding related to stock options and RSUs	—	—	—	—
Total weighted average common shares and common share equivalents used in diluted loss per share	13,405,504	13,266,316	13,381,789	13,244,242
Loss per share:
Basic	$(0.27)	$(0.36)	$(0.66)	$(1.43)
Diluted	$(0.27)	$(0.36)	$(0.66)	$(1.43)

For the calculation of diluted loss per share for the three and nine months ended June 30, 2019, 163,800 stock options and 161,300 non-vested RSUs were excluded in the calculation of weighted average shares outstanding since their impact on diluted loss per share was antidilutive.  For the calculation of diluted loss per share for the three and nine months ended June 30, 2018,  194,600 stock options and zero non-vested RSUs were excluded in the calculation of weighted average shares outstanding since their impact on diluted loss per share was antidilutive.

13.   Commitments and Contingencies

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

For the recent acquisition of the intellectual property and related assets of the OptoSeis® fiber optic sensing technology in November 2018, the Company established an initial earn-out liability of $4.3 million.  The contingent earn-out payments, if any, will be derived from eligible revenue generated during a five-and-a-half year earn-out period.  The maximum amount of contingent payments is $23.2 million over the earn-out period.

The Company reviews and accesses the fair value of its contingent earn-out liabilities on a quarterly basis.  Management believes the fair value of its contingent earn-out liabilities has not materially changed since the original value established for each acquisition.

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

14.   Segment Information

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

The following table summarizes the Company’s segment information (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenue:
Oil and Gas Markets	$14,449	$12,345	$44,122	$31,671
Adjacent Markets	8,234	8,778	22,128	23,058
Emerging Markets	11	—	145	—
Corporate	179	147	476	432
Total	$22,873	$21,270	$66,871	$55,161

Income (loss) from operations:
Oil and Gas Markets	$(280)	$(4,122)	$451	$(15,552)
Adjacent Markets	1,717	1,428	4,350	3,841
Emerging Markets	(1,388)	—	(3,760)	—
Corporate	(3,384)	(2,442)	(9,417)	(8,252)
Total	$(3,335)	$(5,136)	$(8,376)	$(19,963)

15.   Income Taxes

The 2017 Tax Act was enacted in December 2017. The 2017 Tax Act, among other things, reduces the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018, creates new taxes on certain foreign earnings and may require companies to pay a one-time transition tax on undistributed earnings of certain foreign subsidiaries that were previously tax deferred.  The Company is not required to pay a one-time transition tax on earnings of our foreign subsidiaries since the Company had accumulated foreign losses on a consolidated basis.  As a result of the 2017 Tax Act, during the nine months ended June 30, 2018, the Company revalued its U.S. deferred tax assets based on the new U.S. federal tax rate of 21%, which resulted in a reduction to its deferred tax assets of approximately $8.1 million.  The reduction in deferred tax assets was completely offset by a like reduction to the valuation allowance.

Consolidated income tax expense for the three months ended June 30, 2019 was $0.7 million compared to $0.1 million for corresponding period of the prior fiscal year.   Consolidated income tax expense for the nine months ended June 30, 2019 was $1.3 million compared to a tax benefit of $0.6 million for corresponding period of the prior fiscal year.  The  income tax expense for the both periods of fiscal year 2019 primarily reflects foreign withholding tax on rental income earned in Nigeria.  The income tax benefit for the nine months ended June 30, 2018 reflects a $0.7 million tax refund resulting from the filing of an amended U.S. tax return in the three months ended March 31, 2018.  The Company is currently unable to record any tax benefits for its tax losses in the U.S. and Canada due to the uncertainty surrounding its ability to utilize such losses in the future to offset taxable income.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “intend”, “expect”, “plan”, “budget”, “forecast”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue”, “evaluating” or similar words.  Statements that contain these words should be read carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other forward-looking information.  Examples of forward-looking statements include, among others, statements that we make regarding our expected operating results, the results and success of our transactions with Quantum and the OptoSeis® technology, the adoption and sale of our products in various geographic regions, potential tenders for permanent reservoir monitoring systems, future demand for OBX systems, anticipated levels of capital expenditures and the sources of funding therefor, and our strategy for growth, product development, market position, financial results and the provision of accounting reserves.  These forward-looking statements reflect our best judgment about future events and trends based on the information currently available to us.  However, there will likely be events in the future that we are not able to predict or control.  The factors listed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, as well as other cautionary language in such Annual Report and this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.  Such examples include, but are not limited to, the failure of the Quantum or OptoSeis® technology transactions to yield positive operating results, decreases in commodity price levels, which could reduce demand for our products, the failure of our products to achieve market acceptance (despite substantial investment by us) our sensitivity to short term backlog, delayed or cancelled customer orders, product obsolescence resulting from poor industry conditions or new technologies, bad debt write-offs associated with customer accounts, lack of further orders for our OBX rental equipment, failure of our Quantum products to be adopted by the border and security perimeter market and infringement or failure to protect intellectual property.  The occurrence of the events described in these risk factors and elsewhere in this Quarterly Report on Form 10-Q could have a material adverse effect on our business, results of operations and financial position, and actual events and results of operations may vary materially from our current expectations.  We assume no obligation to revise or update any forward-looking statement, whether written or oral, that we may make from time to time, whether as a result of new information, future developments or otherwise.

Business Overview

Geospace Technologies Corporation reincorporated as a Texas corporation on April 16, 2015.  We originally incorporated as a Delaware corporation on September 27, 1994.  Unless otherwise specified, the discussion in this Quarterly Report on Form 10-Q refers to Geospace Technologies Corporation and its subsidiaries.  We principally design and manufacture seismic instruments and equipment.  We market our seismic products to the oil and gas industry to locate, characterize and monitor hydrocarbon producing reservoirs.  We also market our seismic products to other industries for vibration monitoring, border and perimeter security and various geotechnical applications.  We design and manufacture other products of a non-seismic nature, including water meter products, imaging equipment and offshore cables.  We report and categorize our customers and products into three different segments:  Oil and Gas Markets, Adjacent Markets and Emerging Markets.

Demand for our seismic products targeted at customers in our Oil and Gas Markets segment has been, and will likely continue to be, vulnerable to downturns in the economy and the oil and gas industry in general.  For more information, please refer to the risks discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

Business Acquisition

On November 13, 2018, we acquired all of the intellectual property and related assets of the OptoSeis® fiber optic sensing technology business.  The assets of the OptoSeis® business are included in our Oil and Gas Markets business segment.

The acquisition purchase price consisted of cash at closing of approximately $1.8 million and contingent earn-out payments of up to $23.2 million over a five-and-a-half year period.  The contingent cash payments will be derived from eligible revenue generated during the earn-out period from products and services utilizing the OptoSeis® fiber optic technology.

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

Products and Product Development

Oil and Gas Markets

Our Oil and Gas Markets business segment has historically accounted for the majority of our revenue.  Geoscientists use seismic data primarily in connection with the exploration, development and production of oil and gas reserves to map potential and known hydrocarbon bearing formations and the geologic structures that surround them.  This segment’s products include wireless seismic data acquisition systems, reservoir characterization products and services, and traditional seismic exploration products such as geophones, hydrophones, leader wire, connectors, cables, marine streamer retrieval and steering devices and various other seismic products.  We believe that our Oil and Gas Markets products are among the most technologically advanced instruments and equipment available for seismic data acquisition.

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

Wireless Products

We have developed multiple versions of a land-based wireless (or nodal) seismic data acquisition system.  Rather than utilizing interconnecting cables as required by most traditional land data acquisition systems, each of our wireless stations operate as an independent data collection system, allowing for virtually unlimited channel configurations.  As a result, our wireless systems require less maintenance, which we believe allows our customers to operate more effectively and efficiently because of its reduced environmental impact, lower weight and ease of operation.  Each wireless station is available in a single-channel or three-channel configuration.  Since its introduction in 2008 and through June 30, 2019, we have sold 435,000 wireless channels and we have 79,000 GSX channels in our rental fleet.

We have also developed a marine-based wireless seismic data acquisition system called the OBX.  Similar to our land-based wireless systems, the marine OBX system may be deployed in virtually unlimited channel configurations and does not require interconnecting cables between each station.  Our deep water versions of the OBX system can be deployed in depths of up to 3,450 meters.  At June 30, 2019, we had 28,000 OBX stations in our rental fleet, and additional OBX stations under construction in order to meet contracted rental demand.  We expect fiscal year 2019 capital investments into our wireless product rental fleet to be $35 million.

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

We have developed permanently installed high-definition reservoir monitoring systems for land and ocean-bottom applications in producing oil and gas fields.  Our electrical reservoir monitoring systems are currently installed on numerous offshore reservoirs in the North Sea and elsewhere.  Through our recent acquisition of the OptoSeis® fiber optic sensing technology, we now offer both electrical and fiber optic reservoir monitoring systems.  These high-definition seismic data acquisition systems have a flexible architecture allowing them to be configured as a subsurface system for both land and marine reservoir-monitoring projects.  The scalable architecture of these systems enable custom designed configuration for applications ranging from low-channel engineering and environmental-scale surveys requiring a minimum number of recording channels to high-channel surveys required to efficiently conduct permanent reservoir monitoring (“PRM”).  The modular architecture of these products allows virtually unlimited channel expansion for these systems.

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

Adjacent Markets

Our Adjacent Markets businesses leverage upon our existing manufacturing facilities and engineering capabilities utilized by our Oil and Gas Markets businesses.  We have found that many of the seismic products in our Oil and Gas Markets segment, with little or no modification, have direct application to other industries.

Industrial Products

Our industrial products include water meter products, contract manufacturing products, offshore cables, and seismic sensors used for vibration monitoring and geotechnical applications such as mine safety applications and earthquake detection.

Imaging Products

Our imaging products include electronic pre-press products that employ direct thermal imaging and digital inkjet printing technologies targeted at the commercial graphics, industrial graphics, textile and flexographic printing industries.

Emerging Markets

Our Emerging Markets business segment consists of our recent acquisition of Quantum.  Quantum’s product developments include a proprietary detection system called SADAR®, which detects, locates and follows activities of interest in real-time.  Using the SADAR technology, Quantum designs products used for border and perimeter security surveillance, cross-border tunneling detection and other products targeted at movement monitoring, intrusion detection and situational awareness.  Quantum’s customers include various agencies of the U.S. government including the Department of Defense, Department of Energy, Department of Homeland Security and other agencies.

Consolidated Results of Operations

We report and evaluate financial information for three segments: Oil and Gas Markets, Adjacent Markets and Emerging Markets.  Summary financial data by business segment follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Oil and Gas Markets
Traditional exploration product revenue	$2,150	$2,582	$8,904	$9,559
Wireless exploration product revenue	11,852	7,890	32,778	17,560
Reservoir product revenue	447	1,873	2,440	4,552
Total revenue	14,449	12,345	44,122	31,671
Operating income (loss)	(280)	(4,122)	451	(15,552)
Adjacent Markets
Industrial product revenue	5,363	5,674	13,046	14,061
Imaging product revenue	2,871	3,104	9,082	8,997
Total revenue	8,234	8,778	22,128	23,058
Operating income	1,717	1,428	4,350	3,841
Emerging Markets
Revenue	11	—	145	—
Operating loss	(1,388)	—	(3,760)	—
Corporate
Revenue	179	147	476	432
Operating loss	(3,384)	(2,442)	(9,417)	(8,252)
Consolidated Totals
Revenue	22,873	21,270	66,871	55,161
Operating income (loss)	(3,335)	(5,136)	(8,376)	(19,963)

Overview

Early in calendar year 2014, our Oil and Gas Markets segment experienced a softening in the demand for its traditional exploration products, particularly in North America, as capital budgets for oil and gas producers were trending away from exploration-focused activities toward production and exploitation activities.  During this period oil production in North America’s unconventional shale reservoirs increased, as did oil production from other non-OPEC countries, resulting in an oversupply of crude oil in the world market.  Market prices for a barrel of West Texas Intermediate crude oil declined from over $100 in July 2014 to approximately $26 in February 2016, and have recovered to approximately $54 today.  With this decline in oil prices, oil and gas exploration and production companies experienced a significant reduction in cash flows, which resulted in sharp reductions in their capital spending budgets for oil and gas exploration-focused activities, including seismic data acquisition activities.  Our Oil and Gas Markets segment is now seeing significant demand for the rental of our marine wireless nodal products; however, the need for new land-based seismic equipment remains restrained due to capital limitations affecting many of our customers, along with their excess levels of underutilized equipment.  As a result, we expect revenue from the sale and rental of our land-based products, and in particular our traditional and wireless products, to remain low until investment in exploration-focused seismic activities increase significantly.  We expect these challenging industry conditions will continue in our Oil and Gas Markets segment throughout fiscal year 2019 and into fiscal year 2020.

In December 2017, we initiated a program to reduce operating costs in light of expected and continuing low levels of oil and gas product demand.  The program produced approximately $6 million of annualized cash savings.  The majority of these future cost reductions were realized through the reduction of over 60 employees from our Houston area workforce.  In connection with the workforce reductions, we incurred $0.7 million of termination costs in our first quarter of fiscal year 2018.  The termination costs were recorded to both cost of revenue and operating expenses in the consolidated statement of operations.  There are no outstanding liabilities related to this program as of June 30, 2019.

Three and nine months ended June 30, 2019 compared to the three and nine months ended June 30, 2018

Consolidated revenue for the three months ended June 30, 2019 was $22.9 million, an increase of $1.6 million, or 7.5%, from the corresponding period of the prior fiscal year.  Consolidated revenue for the nine months ended June 30, 2019 was $66.9 million, an increase of $11.7 million, or 21.2%, from the corresponding period of the prior fiscal year.  The increase in revenue for both periods primarily resulted from increased rental revenue in our Oil and Gas Markets segment from our OBX marine nodal products.  The increased revenue for both periods was partially offset by a decline in revenue from our Adjacent Markets segment.

Consolidated gross profit for the three months ended June 30, 2019 was $7.6 million, compared to $4.7 million for the corresponding period of the prior fiscal year.  Consolidated gross profit for the nine months ended June 30, 2019 was $21.0 million, compared to $5.7 million for the corresponding period of the prior fiscal year.  The increase in gross profit for both periods primarily resulted from a significant increase in wireless product rental revenue caused by the high utilization of our expanding OBX rental fleet and a decline in unutilized factory costs due to higher manufacturing productivity.  While factory utilization has recently increased due to demand for the rental of our OBX marine nodal products, we expect our consolidated gross margins from the sale of our Oil and Gas Markets products to remain below historic norms until demand increases significantly for our land-based traditional and wireless seismic products.

In light of current market conditions, the inventory balances in our Oil and Gas Markets business segment at June 30, 2019 continue to exceed levels considered appropriate for the current level of product demand.  While we are aggressively working to reduce these legacy inventory balances, we are also adding new inventories for new wireless product developments and for other product demand in our Adjacent Markets segment.  During periods of excessive inventory levels, our policy has been, and will continue to be, to record obsolescence expense as we experience reduced product demand and as our inventories continue to age.  If difficult market conditions continue for the products in our Oil and Gas Markets segment, we expect to record additional inventory obsolescence expense in fiscal year 2019 and beyond until product demand and/or resulting inventory turnover return to acceptable levels.

Consolidated operating expenses for the three months ended June 30, 2019 were $10.9 million, an increase of $1.1 million, or 11.3%, from the corresponding period of the prior fiscal year.  Consolidated operating expenses for the nine months ended June 30, 2019 were $29.4 million, an increase of $3.7 million, or 14.6%, from the corresponding period of the prior fiscal year.  The prior year quarter ended June 30, 2018 include a $2.6 million bad debt charge attributable to a trade accounts receivable from a customer who filed for bankruptcy protection.  Excluding this particular bad debt charge for $2.6 million, consolidated operating expenses increased $3.7 million and $6.3 million, respectively, for the three months and nine months ended June 30, 2019.  These increases were primarily due to incremental operating costs associated with our recent acquisitions of the Quantum and OptoSeis® businesses.  For the three months and nine months ended June 30, 2019, acquisition-related operating costs were $2.1 million and $5.5 million, respectively, inclusive of intangible asset amortization expenses of $0.4 million and $1.2 million, respectively.  The balance of the increased operating expenses relate to acquisition-related legal costs, personnel wage increases, increased bad debt expenses and other general expense increases related to our business operations.

Consolidated other income for the three months ended June 30, 2019 was $363,000 compared to $393,000 for the corresponding period of the prior fiscal year.  The decrease in other income was caused by a reduction in foreign exchange gains.  This decrease was partially offset by an increase in interest income on trade accounts receivable.  Consolidated other income for the nine months ended June 30, 2019 was $0.8 million compared to $0.3 million for the corresponding period of the prior fiscal year.  This increase was primarily due to an increase in foreign exchange gains and a decrease in foreign currency hedge financing fees.

Consolidated income tax expense for the three months ended June 30, 2019 was $0.7 million compared to $0.1 million for the corresponding period of the prior fiscal year.   Consolidated income tax expense for nine months ended June 30, 2019 was $1.3 million compared to a tax benefit of $0.6 million for corresponding period of the prior fiscal year.  The income tax expense for both periods in fiscal year 2019 primarily reflects foreign withholding tax on rental income earned in Nigeria during the nine months ended June 30, 2019.  The income tax benefit for the nine months ended June 30, 2018 reflects a $0.7 million refund resulting from the filing of an amended U.S. tax return in the three months ended March 31, 2018.  We are currently unable to record any tax benefits for our tax losses in the U.S. and Canada due to the uncertainty surrounding our ability to utilize such losses in the future to offset taxable income.

Segment Results of Operations

Oil and Gas Markets

Revenue

Revenue from our Oil and Gas Markets products for the three months ended June 30, 2019 increased $2.1 million, or 17.0%, from the corresponding period of the prior fiscal year.  Revenue from our Oil and Gas Markets products for the nine months ended June 30, 2019 increased $12.5 million, or 39.3%, from the corresponding period of the prior fiscal year.   The components of these increases include the following:

•

Traditional Exploration Product Revenue – For the three months ended June 30, 2019, revenue from our traditional products decreased $0.4 million, or 16.7%, from the corresponding period of the prior fiscal year.  The decrease was primarily caused by a decrease in customer product repair revenue.  For the nine months ended June 30, 2019, revenue from our traditional products decreased $0.7 million, or 6.9% from the corresponding period of the prior fiscal year.  The decrease primarily reflects lower demand for our specialty sensor products and customer product repairs.  The decrease was partially offset by higher demand for our marine products and an increase in support services revenue.

•

Wireless Exploration Product Revenue – For the three months ended June 30, 2019, revenue from our wireless exploration products increased $4.0 million, or 50.2%, from the corresponding period of the prior fiscal year.  For the nine months ended June 30, 2019, revenue from our wireless exploration products increased $15.2 million, or 86.7%, from the corresponding period of the prior fiscal year.  In both periods, the increase resulted from higher rental demand for our OBX systems.  For the nine months ended June 30, 2019, the increase was partially offset by a decline in demand for sales of our GSX wireless products.

•

Reservoir Product Revenue – For the three months ended June 30, 2019, revenue from our reservoir products decreased $1.4 million, or 76.1%, from the corresponding period of the prior fiscal year.  For the nine months ended June 30, 2019, revenue from our reservoir products decreased $2.1 million, or 46.4%, from the corresponding period of the prior fiscal year.  The decrease for both periods was primarily due to a decrease in sales of our borehole products and lower service revenue.

Operating Income (Loss)

Operating loss associated with our Oil and Gas Markets products for the three months ended June 30, 2019 was $0.3 million compared to an operating loss of $4.1 million from the corresponding period of the prior year.  Operating income associated with our Oil and Gas Markets products for the nine months ended June 30, 2019 was $0.5 million, compared to an operating loss of $15.6 million from the corresponding period of the prior year.  The improvement in our operating income (loss) for both periods primarily resulted from (i) an increase in wireless rental revenue from our OBX systems and (ii) a decline in unutilized factory costs due to higher productivity.  While factory utilization has recently increased due to the added production caused by strong rental demand for our OBX marine wireless products, we expect our consolidated gross margins for many of our Oil and Gas Markets products to remain below historic norms until demand increases significantly for these products.

Adjacent Markets

Revenue

Revenue from our Adjacent Markets products for the three months ended June 30, 2019 decreased $0.5 million, or 6.2%, from the corresponding period of the prior fiscal year.  Revenue from our Adjacent Markets products for the nine months ended June, 2019 decreased $0.9 million, or 4.0%, from the corresponding period of the prior fiscal year.  The components of these decreases included the following:

•

Industrial Product Revenue and Services – For the three months ended June 30, 2019, revenue from our industrial products decreased $0.3 million, or 5.5% from the corresponding period of the prior fiscal year. For the nine months ended June 30, 2019, revenue from our industrial products decreased $1.0 million, or 7.2% from the corresponding period of the prior fiscal year.   The decrease in revenue for both periods was primarily attributable to lower demand for our water meter products.  These decreases were partially offset by increased demand for our industrial sensor products.

•

Imaging Product Revenue – For the three months ended June 30, 2019, revenue from our imaging products decreased $0.2 million, or 7.5%, from the corresponding period of the fiscal year.   The decrease was primarily due to lower demand for our equipment products.  For the nine months ended June 30, 2019, revenue from our imaging products increased $0.1 million, or 0.9%, from the corresponding period of the fiscal year.   The increase was primarily due to higher demand for our film products.  We consider this small change in revenue to be normal and not indicative of any particular trend in product demand.

Operating Income

The operating income from our Adjacent Markets products for the three months ended June 30, 2019 increased $0.3 million or 20.2%, from the corresponding period of the prior fiscal year.  The operating income from our Adjacent Markets products for the nine months ended June 30, 2019 increased $0.5 million or 13.3%, from the corresponding period of the prior fiscal year.   The increase in operating income for both periods resulted from efficiencies gained in our manufacturing efforts.

Emerging Markets

On July 27, 2018, we entered the border and perimeter security market through our acquisition of Quantum.   In connection with the Quantum acquisition, we established the Emerging Markets business segment, which currently includes only Quantum.  Revenue from our Emerging Markets products for three and nine months ended June 30, 2019 was $11,000 and $0.1 million, respectively.  Our operating loss for the three and nine months ended June 30, 2019 was $1.4 million and $3.8 million, respectively, including $0.3 million and $0.9 million of intangible asset amortization expense.

Liquidity and Capital Resources

At June 30, 2019, we had approximately $15.6 million in cash and cash equivalents and short-term investments.  For the nine months ended June 30, 2019, we generated $6.1 million of cash from operating activities.  Our net loss of $8.8 million was offset by net non-cash charges of $19.3 million resulting from deferred income taxes, depreciation, amortization, accretion, inventory obsolescence, stock-based compensation and bad debt expense.  Other sources of cash included a $0.6 million increase in accounts payable primarily associated with the purchase of materials required to expand our OBX rental fleet and a $0.2 million increase in deferred revenue due to the receipt from customers of deposits for future rental contracts.  These sources of cash were partially offset by a $4.0 million increase in inventories for the production of recently introduced land-based wireless seismic products and a $0.9 million decrease in accrued and other expenses primarily attributable to the annual payment of property taxes.

For the nine months ended June 30, 2019, we used cash of $2.3 million from investing activities.  These uses of cash included (i) $28.7 million investment in our rental equipment primarily to expand our OBX fleet, (ii) $1.4 million for additions to our property, plant and equipment, and (iii) $1.8 million for the acquisition of the intellectual property and related assets of the OptoSeis® fiber optic sensing technology business.  These uses of cash were partially offset by (i) $25.6 million of proceeds from the sale of short-term investments, (ii) $3.4 million of proceeds from the sale of rental equipment and (iii) $0.5 million of proceeds, net of payments, from a property related insurance claim.  As a result of significant demand for our marine OBX rental equipment, we expect fiscal year 2019 cash investments into our rental fleet to be $35 million.  We estimate total fiscal year 2019 cash investments in property, plant and equipment could be up to $2 million.  Our capital expenditures are expected to be funded from our cash on hand, internal cash flows, cash flows from our rental contracts or, if necessary, from borrowings under our credit agreement.

For the nine months ended June 30, 2019, we generated cash proceeds of $0.2 million from financing activities from the exercise of stock options by our employees.  We had no long-term debt outstanding throughout the fiscal year ended September 30, 2018 or for the nine months ended June 30, 2019.

Throughout 2018, West Texas Intermediate crude oil prices strengthened into early October 2018, peaking at $76 per barrel.  Since that time and continuing into late December 2018, crude oil prices dropped significantly bottoming-out at $43 per barrel.  Over the last six months we have seen crude oil price strengthen again to around $54 per barrel.  The significant price volatility that began in 2014 continues today, stifling budgets targeted at the oil and gas exploration industry, including the seismic industry.  OPEC and other crude oil producing/exporting nations appear united in their efforts to maintain equilibrium between current worldwide crude oil supply and demand, with reported reductions in excess crude oil supplies around the world.  If worldwide crude oil supplies and associated prices stabilize, these factors and developing trends bode well for the oil and gas industry and we expect to participate in any resurgence in demand for new seismic equipment that may be forthcoming.  While we are seeing some signs of increased seismic activity around the world, the need for new seismic equipment remains restrained due to capital limitations affecting many of our customers along with excessive on-hand quantities of under-utilized equipment.  We expect product sales of our Oil and Gas Markets products, and in particular our legacy land-based traditional and wireless products, to remain low until exploration-focused seismic activities increase, which we believe will eventually result from the ongoing depletion of existing reservoirs prompting the need to find new sources of oil and gas.  We expect these challenging industry conditions facing our land-based traditional and legacy wireless products will continue into fiscal year 2020.

Our available cash and cash equivalents totaled $15.6 million at June 30, 2019, including $7.5 million of cash and cash equivalents held by our foreign subsidiaries and branch offices.  The Tax Cuts and Jobs Act signed into law on December 22, 2017, creates new taxes on certain foreign earnings and also requires companies to pay a one-time transition tax on undistributed earnings of their foreign subsidiaries which were previously tax deferred.  We have determined that we are not required to pay any transition tax on the undistributed earnings of our foreign subsidiaries since we had no accumulated earnings on a consolidated basis.

Our credit agreement allows for borrowings of up to $30.0 million with such amounts available for borrowing determined by a borrowing base.  In November 2018, we extended the maturity of the credit agreement from April 2019 to April 2020.  In March 2019, we entered into an amendment to the credit agreement that altered the unencumbered liquid assets covenant to (i) reduce the minimum threshold from $10 million to $5 million and (ii) include unencumbered liquid assets held outside the United States.  The amendment also added another financial covenant that requires us to maintain a tangible net worth of not less than $140 million.  Additionally, pursuant to the amendment, our principal place of business and the related real estate, located at 7007 Pinemont Drive, Houston, Texas was added as collateral securing our obligations under the credit agreement. At June 30, 2019, we had no outstanding borrowings under the credit agreement and our borrowing availability under the credit facility was $23.4 million.  At June 30, 2019, we were in compliance with all covenants under the credit agreement.  We currently do not anticipate the need to borrow under the credit agreement; however, we can make no assurance that we will not do so.

On August 1, 2019, we sold one of our real properties located in Houston, Texas for a sales price of $8.6 million.  The buyer occupied the property as a tenant under a long-term lease.  The property was not strategic to our ongoing operations.

In fiscal years 2016, 2017 and 2018, we received income tax refunds of $18.3 million, $12.8 million and $0.7 million, respectively, from the U.S. Department of Treasury.  These refunds were a result of the significant tax losses we experienced in fiscal years 2016 and 2015, which we elected to carryback and recoup taxes previously paid.  For U.S. income tax purposes, we are now in a loss carryforward position in regards to our tax losses occurring in fiscal year 2017 and beyond.  As a result, our current tax losses will not result in any additional U.S. federal income tax refunds.  The tax refunds we received in fiscal years 2016 and 2017 were significant contributors to our overall liquidity.  In the absence of future profitable results of operations, we may need to rely on other sources of liquidity to fund our future operations, including liquidating short-term investments, executed rental contracts, available borrowings under our credit agreement through its expiration in April 2020 leveraging or sale of real estate assets, sales of rental assets and other liquidity sources which may be available to us.  However, currently we believe that our cash, cash equivalents, short-term investment balances and borrowings under our credit facility will be sufficient to finance any future operating losses and planned capital expenditures through the next twelve months.

Off-Balance Sheet Arrangements

We do not have any obligations which meet the definition of an off-balance sheet arrangement and which have or are reasonably likely to have a current or future effect on our financial statements or the items contained therein that are material to investors.

Contractual Obligations

We established an initial earn-out liability of $4.3 million in connection with our November 2018 acquisition of all the intellectual property and related assets of the OptoSeis® fiber optic sensing technology.  Contingent cash payments, if any, will be derived from eligible revenue generated during a five-and-a-half year earn-out period subsequent to the closing of the acquisition from products and services utilizing the OptoSeis® fiber optic technology.  The maximum amount of contingent payments is $23.2 million over the earn-out period.

We established an estimated initial contingent earn-out liability of $7.7 million in connection with our July 2018 acquisition of Quantum.   Contingent payments, if any, may be paid in the form of cash or Company stock and will be derived from eligible revenue generated during a four-year earn-out period subsequent to the closing of the acquisition.  The maximum amount of contingent payments is $23.5 million over the earn-out period.

Critical Accounting Policies

During the nine months ended June 30, 2019, there has been no material change to our critical accounting policies discussed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2018 other than the adoption of Accounting Standards Update 2014-09, Revenue from Contracts with Customers, Topic 606.

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

Foreign Currency and Operations Risk

One of our wholly-owned subsidiaries, Geospace Technologies Eurasia, is located in the Russian Federation.  In addition, we operate a branch office, Geospace Technologies Sucursal Sudamericana, in Colombia.  Our financial results for these entities may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions or changes in the political climate.  Our consolidated balance sheet at June 30, 2019 reflected approximately USD $5.4 million and USD $0.3 million of foreign currency denominated net working capital related to our Russian and Colombian operations, respectively.  Both of these entities receive a portion of their revenue and pay a majority of their expenses primarily in their local currency.  To the extent that transactions of these entities are settled in their local currency, a devaluation of these currencies versus the U.S. dollar could reduce any contribution from these entities to our consolidated results of operations and total comprehensive income as reported in U.S. dollars.  We do not hedge the market risk with respect to our operations in these countries; therefore, such risk is a general and unpredictable risk of future disruptions in the valuation of such currencies versus U.S. dollars to the extent such disruptions result in any reduced valuation of these foreign entities’ net working capital or future contributions to our consolidated results of operations.  At June 30, 2019, the foreign exchange rate for $1.00 (one U.S. dollar) was equal to approximately 63 Russian Rubles and 3,206 Colombian Pesos.  If the value of the U.S. dollar were to strengthen by ten percent against these foreign currencies, our working capital in the Russian Federation and in Colombia would decline by USD $0.5 million and USD $35,000, respectively.

Foreign Currency Intercompany Accounts Receivable

We sell products to our foreign subsidiaries on trade credit terms in both U.S. dollars and in the subsidiary’s local currency.  At June 30, 2019, we had outstanding Canadian-dollar denominated intercompany accounts receivable of CAD $8.9 million, which we consider to be of a short-term nature.  The appreciation or devaluation of the Canadian dollar against the U.S. dollar will result in a gain or loss, respectively, to our consolidated statement of operations.  At June 30, 2019, the foreign exchange rate for USD $1.00 was equal to approximately CAD $1.31.  On June 28, 2019 we entered into a CAD $7.0 million 90-day hedge contract with a United States bank to hedge a portion of our Canadian dollar foreign exchange rate exposure, resulting in an under-hedged position of approximately CAD $1.9 million.  At June 30, 2019, if the U.S. dollar exchange rate were to strengthen by ten percent against the Canadian dollar, we would recognize a foreign exchange loss of USD $0.1 million in our consolidated financial statements.

Floating Interest Rate Risk

Our credit agreement contains a floating interest rate which subjects us to the risk of increased interest costs associated with any upward movements in bank market interest rates.  Under our credit agreement our borrowing interest rate is the Wall Street Journal prime rate, which was 5.5% at June 30, 2019.  As of June 30, 2019 and September 30, 2018, there were no borrowings outstanding under our credit agreement.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including the CEO and CFO, as of June 30, 2019, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II - OTHER INFORMATION

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

GEOSPACE TECHNOLOGIES CORPORATION

Date:	August 9, 2019	By:	/s/ Walter R. Wheeler
Walter R. Wheeler, President
and Chief Executive Officer
(duly authorized officer)

Date:	August 9, 2019	By:	/s/ Thomas T. McEntire
Thomas T. McEntire, Vice President,
Chief Financial Officer and Secretary
(principal financial officer)