Form 10-K
period 2019-09-30
GEOSPACE TECHNOLOGIES CORP
filed 2019-11-22
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended September 30, 2019
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 001-13601

GEOSPACE TECHNOLOGIES CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Texas	76-0447780
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7007 Pinemont Drive

Houston, Texas 77040-6601

(Address of Principal Executive Offices)

(713) 986-4444

(Registrant’s telephone number, including area code)

Securities Registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock	GEOS	The NASDAQ Global Select Market

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

There were 13,630,666 shares of the Registrant’s Common Stock outstanding as of the close of business on October 31, 2019.  As of March 29, 2019, the aggregate market value of the Registrant’s Common Stock held by non-affiliates was approximately $170 million (based upon the closing price of $12.94 on March 29, 2019, as reported by The NASDAQ Global Select Market).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Registrant’s 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

PART I

Item 1. Business

Business Overview

Geospace Technologies Corporation reincorporated as a Texas corporation on April 16, 2015.  We originally incorporated as a Delaware corporation on September 27, 1994.  Unless otherwise specified, the discussion in this Annual Report on Form 10-K refers to Geospace Technologies Corporation and its subsidiaries.  We principally design and manufacture seismic instruments and equipment.  These seismic products are marketed to the oil and gas industry and used to locate, characterize and monitor hydrocarbon producing reservoirs.  We also market our seismic products to other industries for vibration monitoring, border and perimeter security and various geotechnical applications.  We design and manufacture other products of a non-seismic nature, including water meter products, imaging equipment and offshore cables.  We report and categorize our customers and products into three different segments:  Oil and Gas Markets, Adjacent Markets and Emerging Markets.

Demand for our seismic products targeted at customers in our Oil and Gas Markets segment has been, and will likely continue to be, vulnerable to downturns in the economy and the oil and gas industry in general.  For more information, please refer to the risks discussed under the heading “Risk Factors.”

Business Acquisitions

OptoSeis® fiber optic sensing technology

On November 13, 2018, we acquired all of the intellectual property and related assets of the OptoSeis® fiber optic sensing technology business.  The operations of the OptoSeis® business are included in our Oil and Gas Markets business segment.  The acquisition purchase price consisted of cash payments at closing of approximately $1.8 million and contingent earn-out payments of up to $23.2 million during the five-and-a-half year period.  The contingent earn-out payments will be derived from eligible revenue generated during the earn-out period from products and services utilizing the OptoSeis® fiber optic technology.  There were no earn-out obligation payments made during the fiscal year ended September 30, 2019.

Quantum Technology Sciences, Inc.

On July 27, 2018, we acquired Quantum Technology Sciences, Inc., a Florida-based tactical security and surveillance systems solutions provider (“Quantum”) through a merger of the Company’s subsidiary with and into Quantum, with Quantum as the surviving corporation.  The acquisition purchase price consisted of a cash down payment at closing of approximately $4.4 million and contingent earn-out payments of up to $23.5 million over a four-year period.  The contingent earn-out payments, if any, which may be paid in the form of cash or Company stock, will be derived from certain eligible revenue that may be generated during the four-year earn-out period.  There were no earn-out obligation payments made during the fiscal year ended September 30, 2019.

The Quantum acquisition represents the Company’s strategy to expand its product revenues, as well as its engineering and manufacturing competencies, to markets outside the oil and gas industry.   The operations of Quantum are included in our Emerging Markets business segment.

Segment and Geographical Information

Effective September 30, 2018, we began reporting and evaluating financial information for three business segments: Oil and Gas Markets, Adjacent Markets and Emerging Markets.  The Oil and Gas Markets segment was previously referred to as our Seismic segment.  Our Adjacent Markets segment was previously referred to as our Non-Seismic segment.  The Emerging Markets segment was added in conjunction with the acquisition of Quantum in July 2018, which designs and markets seismic products targeted at the border and perimeter security markets.  Because we have simply renamed our two original segments and added a new segment, we have not restated any previous financial statements.  For a discussion of the products sold and markets served by each of our segments, see “Products and Product Development” below.  For a discussion of financial information by segment and geographic area, see Note 21 to the consolidated financial statements contained in this Annual Report on Form 10-K.

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

Wireless Products

We have developed multiple versions of a land-based wireless (or nodal) seismic data acquisition system.  Rather than utilizing interconnecting cables as required by most traditional land data acquisition systems, each of our wireless stations operate as an independent data collection system, allowing for virtually unlimited channel configurations.  As a result, our wireless systems require less maintenance, which we believe allows our customers to operate more effectively and efficiently because of its reduced environmental impact, lower weight and ease of operation.  Each wireless station is available in a single-channel or three-channel configuration.  Since its introduction in 2008 and through September 30, 2019, we have sold 441,000 wireless channels and we currently have 84,000 wireless channels in our rental fleet.

We have also developed a marine-based wireless seismic data acquisition system called the OBX.  Similar to our land-based wireless systems, the marine OBX system may be deployed in virtually unlimited channel configurations and does not require interconnecting cables between each station.  Our deepwater versions of the OBX system can be deployed in depths of up to 3,450 meters.  At September 30, 2019, we had 31,000 OBX stations in our rental fleet, and additional OBX stations under construction in order to meet contracted rental demand.  We expect fiscal year 2020 capital investments into our wireless product rental fleet to be $6 million based on the current level of demand.

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

In addition, we produce seismic borehole acquisition systems that employ a fiber optic augmented wireline capable of very high data transmission rates.  These systems are used for several reservoir monitoring applications, including an application pioneered by us allowing operators and service companies to monitor and measure the results of hydraulic fracturing operations.

We believe our reservoir characterization products make seismic acquisition a cost-effective and reliable process for reservoir monitoring.  Our multi-component seismic product developments also include an omni-directional geophone for use in reservoir monitoring, a compact marine three-component or four-component gimbaled sensor and special-purpose connectors, connector arrays and cases.

We have not received any orders for large-scale seabed PRM systems since November 2012 and we currently do not have any indication that such an order will be received in fiscal year 2020, although we do believe opportunities for PRM orders exist in today’s market.

Adjacent Markets

Our Adjacent Markets businesses leverage upon existing manufacturing facilities and engineering capabilities utilized by our Oil and Gas Markets businesses.  Many of the seismic products in our Oil and Gas Markets segment, with little or no modification, have direct application to other industries.

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

Emerging Markets

Our Emerging Markets business segment consists of our recent acquisition of Quantum.  Quantum’s product line includes a proprietary detection system called SADAR®, which detects, locates and tracks items of interest in real-time.  Using the SADAR technology, Quantum designs and sells products used for border and perimeter security surveillance, cross-border tunneling detection and other products targeted at movement monitoring, intrusion detection and situational awareness.  Quantum’s customers include various agencies of the U.S. government including the Department of Defense, Department of Energy, Department of Homeland Security and other agencies.

Business Strategy

We have experienced several years of very low demand for most of the products we sell and rent into our Oil and Gas Markets.  We are now seeing some signs of increased oil and gas exploration activities brought about by improving market prices for crude oil.  Specifically, we are seeing significant rental demand for some of our oil and gas products used to gather seismic data on the ocean-bottom and we are allocating capital resources to the production of these products.  Conversely, depressed demand continues for our marine PRM systems and many of our land-focused seismic products.  As a result, we have adopted what we think is a conservative and prudent business strategy which places a focus on sound financial management practices.  We have not changed our primary focus on continued investment in product research and development, selective acquisitions and joint ventures.

•

Continue Investment in Product Research and Development – Past periods of revenue growth were primarily driven through our internal development of new products for the oil and gas industry.  In past years, our oil and gas product innovations included the introduction of borehole seismology tools, land and seabed PRM systems and wireless data acquisition systems for both land and marine applications.  These innovative technologies are the result of our unceasing investment in research and development initiatives.  A majority of our product research and development cost relates to our product engineers.  Our engineering staff has been key to our past success, and we intend to continue our tradition of retaining and attracting quality engineering staff by providing appropriate compensation and benefits.  Going forward, we intend to continue significant investments in product research and development of new oil and gas technologies as well as products for our other business segments in order to diversify and grow our revenue base.

•

Selectively Pursue Acquisitions of Businesses with Technological and Engineering Overlap – The oil and gas industry periodically experiences volatile business cycles requiring us to rapidly increase and decrease our business activities to meet the industry’s demand for our products.  This industry generally offers equipment manufacturers like us limited visibility into new orders creating challenges for us to manage our manufacturing capacity, workforce, inventories and other working capital challenges.  While our primary growth initiative is to expand our oil and gas seismic product offerings, as seen recently with our acquisition of the OptoSeis® fiber optic sensing technology, we may also seek out other business opportunities in adjacent markets and emerging markets which complement our existing oil and gas seismic products, engineering and manufacturing capabilities, and company-wide culture.  In order to diversify our revenue base and expose us to different markets with different business cycles, we may direct these efforts toward businesses outside the oil and gas industry, as seen with our acquisition of Quantum in fiscal year 2018.

•

Financial Management – Industry conditions since fiscal year 2014 have required us to place increased emphasis on cash management and preservation.  Due to the cyclicality of the oil and gas industry, we have historically managed our financial risk by limiting or eliminating debt leverage in our balance sheet.  While we are not opposed to moderate amounts of short-term debt during favorable business cycles, we choose to minimize our exposure to long-term debt obligations which, in our view, restrict our ability to operate during periodic difficult business cycles in the oil and gas industry similar to the recent business environment.  We believe this strategy has allowed us to continue operations through difficult business cycles without disruption for debt and equity restructuring as has been seen among our peers, many of whom have significant long-term debt burdens.  In addition, we have limited our investments in capital assets and have liquidated, and made appropriate reserves for, significant amounts of our inventories and rental fleet assets.  We also believe that the value of our common shares outstanding will be best served in the long-term by retaining our cash and short-term investments to fund future cash outflows as they become necessary.  In this regard, we do not anticipate paying any cash dividends in the foreseeable future, nor do we expect to initiate any buy-back program to repurchase our common stock.

Competition

Oil and Gas Products

We are one of the world’s largest designers and manufacturers of seismic products used in the oil and gas industry.  The principal competitors for many of our traditional seismic products are Sercel (a division of CGG) and INOVA (a joint venture formed in 2009 between ION Geophysical and Bureau of Geophysical Prospecting, a subsidiary of China National Petroleum Company).  Furthermore, entities in China affiliated with Sercel, as well as other Chinese manufacturers produce low-cost oil and gas seismic products.

The primary competitors for our land wireless data acquisition systems are Sercel, INOVA and numerous smaller entities who have introduced similar versions of wireless data acquisition systems.  We believe the primary competitors for our marine nodal data acquisition systems are Magseis Fairfield ASA and Seabed Geosolutions (a joint venture formed between Fugro and CGG), each of whom utilizes their own proprietary nodal technology.

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

Emerging Markets Products

The border and perimeter security marketplace is dominated by large integrated system providers such as Boeing, General Dynamics, Lockheed Martin, Raytheon, Elbit Systems and others.  Systems provided by these competitors are generally multifaceted and may include numerous integrated surveillance technologies, including the geophysical sensor and software systems that we have developed.  Our sensing technology does not rely on line-of-sight motion detection, which is required by cameras and other optical technologies enabling motion-sensing a camera would miss.  Competitive geophysical technologies utilizing fiber optic sensing techniques are provided by OptaSense, Fibersensys, Future Fiber Technologies and other specialty sensor manufacturing firms.

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

Product Manufacturing and Assembly

Our manufacturing and product assembly operations consist of machining, molding or cabling the necessary component parts, configuring these parts along with components received from various vendors and assembling a final product.  We manufacture many of our oil and gas seismic products to the specifications required by our customers.  For example, we can armor cables for use in multiple deep water applications.  We assemble geophone strings based on a number of customer choices such as length, gauge, tolerance and color of molded parts.  Upon completion of our manufacturing and assembly operations, we test our final products to the functional and environmental extremes of product specifications and inspect the products for quality assurance.  Consistent with industry practice, we normally manufacture our products based on firm customer orders, anticipated customer orders and historical product demand.  As a result of the steep decline in product demand that began in fiscal year 2014, aggravated by the decline in crude oil prices, we currently hold significant levels of inventories.

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

Three customers comprised 19.7%, 5.2% and 20.0% of our revenue during fiscal year 2019.  The latter two customers are affiliated with a common parent company.  One customer comprised 10.4% of our revenue during fiscal year 2018.  One customer comprised 17.8% of our revenue during fiscal year 2017.  The following table describes our revenue by customer segment type (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2019	2018	2017
Traditional seismic exploration product revenue	$9,504	$12,855	$14,756
Wireless seismic exploration product revenue	52,770	27,254	29,690
Seismic reservoir product revenue	2,692	4,842	2,663
Industrial product revenue	18,324	18,352	14,420
Imaging product revenue	11,832	11,580	11,607
Border & perimeter security product revenue	159	286	—
Corporate revenue	528	579	585
Total revenue	$95,809	$75,748	$73,721

Intellectual Property

We seek to protect our intellectual property by means of patents, trademarks, trade secrets and other measures.  We hold patents on geophones, micro-geophones, piezo-electric sensors, seismic data acquisition, in-line retrieval devices and water meter connectors, and we have pending applications on related technology.  We do not consider any single patent essential to our success.  Our patents are scheduled to expire at various dates through 2037.  We are not able to predict the effect of any patent expiration.  We protect our proprietary rights to our technology through a variety of methods, including confidentiality agreements and proprietary information agreements with suppliers, employees, consultants and others who may have access to proprietary information.

Research and Development

We expect to incur significant future research and development expenditures aimed at the development of additional products for each of our business segments.  We have incurred company-sponsored research and development expenses of $15.5 million, $10.8 million and $13.8 million during the fiscal years ended September 30, 2019, 2018 and 2017, respectively.

Employees

As of September 30, 2019, we employed 786 people predominantly on a full-time basis, of which 513 were employed in the United States, 242 in the Russian Federation and the remainder in the United Kingdom, Canada, China and Colombia.  A majority of our employees in the Russian Federation belong to a regional union for machine manufacturers.  Our remaining employees are not unionized.  We have never experienced a work stoppage and consider our relationship with our employees to be satisfactory.

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

In addition to the negative effects of slowdowns in the United States economy, slowing economic growth in growing economies like those in China and India could lead to a decline in demand for crude oil and natural gas.  Slowdowns in economic activity would likely reduce worldwide demand for energy and result in an extended period of lower crude oil and natural gas prices.  Any material changes in oil and gas prices or other market trends that adversely impact seismic exploration activity would likely affect the demand for our products and could materially and adversely affect our results of operations and liquidity.

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

The Short Term Nature of Our Order Backlog for Sales of Our Oil and Gas Products and Delayed or Canceled Customer Orders May Cause Us to Experience Fluctuations in Quarterly Results of Operations

Historically, the rate of new orders for the sale of our oil and gas products has varied substantially from quarter to quarter.  Moreover, we typically operate, and expect to continue operating, on the basis of orders in-hand for our products before we commence substantial manufacturing “runs.”  The short-term nature of our order backlog for most of our oil and gas products generally does not allow us to predict with any accuracy demand for our products more than approximately three months in advance.  Thus, our ability to replenish orders and the completion of orders, particularly large orders for deep water PRM projects, can significantly impact our operating results and cash flow for any quarter, and results of operations for any one quarter may not be indicative of results of operations for future quarters.

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

Our Credit Risk Could Increase and We May Incur Bad Debt Write-Offs If Our Customers Continue to Face Difficult Economic Circumstances

While we believe that our allowance for bad debts is adequate in light of known circumstances, additional amounts attributable to uncollectible accounts and notes receivable and bad debt write-offs may have a material adverse effect on our future results of operations.  Many of our oil and gas customers are not well capitalized and as a result cannot always pay our invoices when due.  We have in the past incurred write-offs in our accounts and notes receivable due to customer credit problems.  We have found it necessary from time to time to extend trade credit, including promissory notes, to long-term customers and others where some risks of non-payment exist.  While we are now seeing increasing crude oil prices, many of our oil and gas customers continue to experience significant liquidity difficulties, which increase those credit risks.  These risks include the potential inability to collect the entire $8.5 million owed to us by an international seismic marine customer, including the failure of such customer to perform under their payment plan.  An increase in the level of bad debts and any deterioration in our credit risk could adversely affect the price of our stock.  In addition, we rent equipment to our oil and gas customers who utilize such equipment in various countries around the world.  If these customers experience financial difficulties, it could be difficult or impossible to retrieve our rental equipment from foreign countries.

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

Our Foreign Subsidiaries and Foreign Marketing Efforts Are Subject to Additional Political, Economic, Legal and Other Uncertainties Not Generally Associated with Domestic Operations

Based on customer billing data, revenue to customers outside the United States accounted for approximately 66% of our revenue during fiscal year 2019; however, we believe the percentage of revenue outside the United States is likely higher since many of our products are first delivered to a domestic location and ultimately shipped to a foreign location.  We again expect revenue outside of the United States to represent a substantial portion of our revenue for fiscal year 2020 and subsequent years.

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

A portion of our oil and gas product manufacturing is conducted through our subsidiary Geospace Technologies Eurasia LLC, which is based in the Russian Federation.  Our oil and gas business could be directly affected by political and economic conditions in the Russian Federation, including the current geopolitical instability involving the Russian Federation, Ukraine and Syria.  United States sanctions against Russia have been expanded to preclude the export of oil and gas equipment anywhere in the world that involve persons designated under the sanctions and to include projects in which persons subject to the sanctions have a 33% ownership interest or a majority of voting interests.  Together, these changes make it more difficult for us to support projects that have the potential to produce oil involving Russian energy companies.  Furthermore, if an exporter is unable to determine whether its equipment will be used in such projects, the export is prohibited.  In fiscal year 2019, we imported $1.8 million of products from Geospace Technologies Eurasia LLC, our wholly-owned subsidiary in the Russian Federation for resale elsewhere in the world.  If imports of these products from the Russian Federation are restricted by government regulation, we may be forced to find other sources for the manufacture of these products at potentially higher costs.   Boycotts, protests, unfavorable regulations, additional governmental sanctions and other actions in the region could also adversely affect our ability to operate profitably.  Delays in obtaining governmental approvals can affect our ability to timely deliver our products pursuant to contractual obligations, which could result in us being liable to our customers for damages.  The risk of doing business in the Russian Federation and other economically or politically volatile areas could adversely affect our operations and earnings.

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

Increases in Tariffs, Trade Restrictions or Taxes on our Products Could Have an Adverse Impact on our Operations.

In fiscal year 2019, customers outside the United States accounted for 66% of our revenues.  We also purchase a portion of our raw materials from suppliers in China and other foreign countries.  The commerce we conduct in the international marketplace makes us subject to tariffs, trade restrictions and other taxes when the raw materials we purchase, and the products we ship, cross international borders.  Trade tensions between the United States and China, as well as those between the U.S. and Canada, Mexico and other countries have been escalating in recent years.  Trade tensions have led to a series of tariffs imposed by the U.S. on imports from China, as well as retaliatory tariffs imposed by China on imports from the U.S.  Most recently, on August 23, 2019, the U.S. government announced a plan to implement two additional tariff increases in retaliation for China’s imposing additional tariffs of 5% to 10% on $75 billion of U.S. imports to China earlier that day.   We believe that certain raw materials we purchase from China could become subject to these tariffs which could increase our manufacturing costs.  Products we sell into certain foreign markets could also become subject to similar retaliatory tariffs, making the products we sell uncompetitive to similar products not subjected to such import tariffs.  Further changes in U.S. trade policies, tariffs, taxes, export restrictions or other trade barriers, or restrictions on raw materials including rare earth minerals, may limit our ability to produce products, increase our manufacturing costs, decrease our profit margins, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase raw materials, which could have a material adverse effect on our business, results of operations or financial conditions.

Our Global Operations Expose Us to Risks Associated with Conducting Business Internationally, Including Failure to Comply with U.S.  Laws Which Apply to International Operations, Such as the Foreign Corrupt Practices Act and U.S. Export Control Laws, as Well as the Laws of Other Countries

We have offices in Brazil, Colombia, Canada, China, the Russian Federation and the United Kingdom, in addition to our offices in the United States.  In addition to the risks noted above that are inherent in conducting business internationally, we are also liable for compliance with international and U.S. laws and regulations that apply to our international operations.  These laws and regulations include data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export control laws, U.S. laws such as the Foreign Corrupt Practices Act and similar laws in other countries which also prohibit certain payments to governmental officials or certain payments or remunerations to customers.  Many of our products are subject to U.S. export law restrictions that limit the destinations and types of customers to which our products may be sold, or require an export license in connection with revenue transactions outside the United States.  Given the high level of complexity of these laws, there is a risk that some provisions may be inadvertently breached, for example through the negligent or the unauthorized intentional behavior of individual employees, our failure to comply with certain formal documentation requirements or otherwise.  Additionally, we may be held liable for actions taken by our local dealers and partners.  Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business.  Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brands, our international expansion efforts, our ability to attract and retain employees, our business and our operating results.

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

Our Expansion Into the Border and Perimeter Security Market May Not Be Successful

We have not previously operated in the border and perimeter security marketplace prior to our 2018 acquisition of Quantum.  Quantum is also a relatively recent entrant into this marketplace, and Quantum was not cash-flow positive when we acquired it.  While we will devote management time and resources, financial and otherwise, to develop our business in this marketplace, our lack of experience and success up to this point in this market makes it difficult to estimate our financial returns, if any, from this business. In addition, some of the customers for this business will be governmental entities and contracting with those entities can be difficult, costly, and unpredictable.  We do not have extensive experience in government contracting, and so we may not win, retain, or perform under such contracts in a manner that is profitable.  If we are not successful in this emerging market segment, it will negatively impact our financial performance and could negatively impact our reputation and harm our other business segments.

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

Unfavorable Currency Exchange Rate Fluctuations Could Adversely Affect Our Results of Operations

Substantially all of our third-party revenue from the United States is invoiced in U.S. dollars, though from time to time we may invoice revenue transactions in foreign currencies including intercompany sales.  As a result, we may be subject to foreign currency fluctuations on our revenue.  The reporting currency for our financial statements is the U.S. dollar.  However, the assets, liabilities, revenue and costs of our Russian, Canadian and United Kingdom subsidiaries and our Brazilian, Chinese and Colombian branch offices are denominated in currencies other than U.S. dollars.  To prepare our consolidated financial statements, we must translate those assets, liabilities, revenue and expenses into U.S. dollars at then-applicable exchange rates.  Consequently, increases and decreases in the value of the U.S. dollar versus these other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency.  These translations could result in significant changes to our results of operations from period to period.  For the fiscal year ended September 30, 2019, approximately 11% of our consolidated revenue related to the operations of our foreign subsidiaries and branches.

We Have a Relatively Small Public Float, and Our Stock Price May be Volatile

At September 30, 2019, we have approximately 13.1 million shares outstanding held by non-affiliates.  This limited number of shares outstanding results in a relatively limited market for our common stock.  Our daily trading volume for the year ended September 30, 2019 averaged approximately 66,000 shares.  Our small float and daily trading volumes have in the past caused, and may in the future result in, significant volatility in our stock price.

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

Our Credit Agreement Imposes Restrictions on Our Business

We and several of our subsidiaries domiciled in the United States are parties to a credit agreement with a bank.  Amounts available for borrowing under the credit agreement are determined by a borrowing base, which is determined based upon the book value of certain assets.  The credit agreement limits the incurrence of additional indebtedness, restricts our and our U.S. subsidiaries’ ability to pay cash dividends if payment would result in pro forma non-compliance with the negative covenants in the credit agreement, requires us to maintain a certain amount of unencumbered liquid assets, contains a covenant that requires us to maintain a certain amount of tangible net worth and contains other covenants customary in agreements of this type.  Our ability to comply with these restrictions may be affected by events beyond our control, including, but not limited to, prevailing economic, financial and industry conditions and continuing declines in our product revenue.  The breach of any of these covenants or restrictions, as well as any failure to make a payment of interest or principal when due, could result in a default under the credit agreement.  Such a default would permit our lender to declare any amounts borrowed from it to be due and payable, together with accrued and unpaid interest, and the ability to borrow under the credit agreement could be terminated.  If we are unable to repay any debts owed to our lender, the lender could proceed against the collateral securing that debt.  While we intend to seek alternative sources of cash in such a situation, there is no guarantee that any alternative cash source would be available or would be available on terms favorable to us.

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

Our Long-Lived Assets May be Subject to Impairment

We periodically assess our long-lived assets for impairment.  Significant sustained future decreases in crude oil and natural gas prices may require us to write down the value of our long-lived assets in our Oil and Gas Markets business segment, including our manufacturing facilities, manufacturing equipment and rental equipment if future cash flows anticipated to be generated from these assets fall below the asset’s net book value.  Furthermore, we may be required to write down the value of goodwill and other intangible assets if our acquisition of Quantum or the OptoSeis® fiber optic sensing technology does not generate sufficient cash flows to recover the carrying value of such assets.  If we are forced to write down the value of our long-lived assets, these noncash asset impairments could adversely affect our results of operations.

Increased or Inaccurate Estimation of Contingent Earn-Out Liabilities Could Result in Increased Charge-Offs or Losses and Defaults Under Our Credit Agreement

As further discussed below, we have contingent earn-out liability associated with our acquisitions of Quantum and OptoSeis.  We have utilized the services of an independent valuation consultant to assist us with the estimation of the contingent earn-out liability in each case.  We expect to continue to utilize similar consulting services to help us estimate the contingent earn-out liability in future periods.  If we, or our independent valuation consultant, have incorrectly estimated such potential earn-out liability or if such estimates prove to be inaccurate due to the inherent unpredictability of the size, scope, and occurrence of the contracts that might be subject to such earn-outs, and we are required to pay an amount of consideration in excess of our estimate, we may incur increased losses and charge-offs associated with that increased liability.  If we receive substantial revenue from Quantum or OptoSeis and if such revenue is subject to the applicable earn-out, the attendant increase in contingent liability could also be substantial.  Further, in certain instances, if the increases in contingent earn-out liability are of a large enough magnitude, they may cause us to default on certain financial covenants in our credit agreement.  These increased losses, potential defaults, and other negative repercussions from such increased liability could adversely affect our financial performance and results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of September 30, 2019, our operations included the following locations:

Location	Owned/Leased	Approximate Square Footage/Acreage	Use	Segment (see notes below)
Houston, Texas	Owned	387,000	See Note 1 below	6 and 7
Houston, Texas	Owned	30,000	See Note 2 below	6
Houston, Texas	Owned	17.3 acres	See Note 3 below	6
Austin, Texas	Leased	17,000	See Note 4 below	6
Cocoa Beach, Florida	Leased	10,000	See Note 5 below	8
Ufa, Bashkortostan, Russia	Owned	120,000	Manufacturing, sales and service	6
Calgary, Alberta, Canada	Owned	45,000	Manufacturing, sales and service	6 and 7
Luton, Bedfordshire, England	Owned	8,000	Sales and service	7
Beijing, China	Leased	1,000	Sales and service	6
Bogotá, Colombia	Owned	19,000	Sales and service	6

(1)

This property is located at 7007 Pinemont Drive in Houston, Texas (the “Pinemont Facility”).  The Pinemont Facility contains substantially all manufacturing activities and all engineering, selling, marketing and administrative activities for us in the United States.  The Pinemont Facility also serves as our international corporate headquarters.

(2)	This property is located at 6410 Langfield Road in Houston, Texas. This facility provides additional warehousing and maintenance and repair capacity for our marine rental equipment operations.
(3)

This property is located adjacent to the Pinemont Facility.  It is currently being used as additional parking for the Pinemont Facility and legacy structures are being used to support our manufacturing and warehousing operations.

(4)	This property is located at 11801 Stonehollow Drive in Austin, Texas. This facility contains substantially all of our fiber optic sensing operations.
(5)	This property is located at 1980 N. Atlantic Avenue, Suite 201, in Cocoa Beach, Florida. This facility contains all the operations of Quantum.
(6)	Oil and Gas Markets.
(7)	Adjacent Markets
(8)	Emerging Markets

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Holders of Record

Our common stock is traded on The NASDAQ Global Select Market under the symbol “GEOS”.  On October 31, 2019, there were approximately 134 holders of record of our common stock, and the closing price per share on such date was $14.59 as quoted by The NASDAQ Global Select Market.

Market Information for Common Stock

The following table shows the high and low per share sales prices for our common stock reported on The NASDAQ Global Market.

Year Ended September 30, 2019:	Low	High
Fourth Quarter	$11.61	$16.61
Third Quarter	11.85	15.89
Second Quarter	10.01	16.92
First Quarter	9.93	15.93

Year Ended September 30, 2018:
Fourth Quarter	$12.68	$15.12
Third Quarter	9.46	14.81
Second Quarter	9.18	15.66
First Quarter	12.09	18.71

Dividends

Since our initial public offering in 1997, we have not paid dividends, and we do not intend to pay cash dividends on our common stock in the foreseeable future.  We presently intend to retain our earnings for use in our business, with any future decision to pay cash dividends dependent upon our growth, profitability, financial condition and other factors our Board of Directors may deem relevant.  Our existing credit agreement may restrict our ability to pay dividends if payment would result in pro forma non-compliance with the negative covenants in the credit agreement.  For a discussion of our credit agreement, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” contained in this Annual Report on Form 10-K.

Securities Authorized for Issuance under Equity Compensation Plans

The following equity plan information is provided as of September 30, 2019:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
	(In shares)	(In dollars per share)	(In shares)
Equity Compensation Plans Approved by Security Holders (1)	302,890	19.15 (2)	477,015
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	302,890	19.15 (2)	477,015

(1)

The number of securities shown in column (c) represents number of securities remaining available for issuance under the Company’s 2014 Long Term Incentive Plan (the “2014 Plan”), which was approved by the Board and shareholders in February 2014.  The 2014 Plan allows for the issuance of restricted stock awards, performance stock awards, performance stock unit awards, restricted stock unit awards (the foregoing, “Full Value Awards”), stock options and stock appreciation rights.  For purposes of calculating the number of securities remaining under the 2014 Plan in column (c), Full Value Awards are counted as 1.5 shares for each share awarded.  The number of securities shown in column (a) of the table above represents 120,600 stock options and 137,290 restricted stock unit awards outstanding under the 2014 Plan and 45,000 stock options outstanding under the 1997 Key Employee Stock Option Plan.

(2)	The calculation of the weighted-average exercise price of outstanding options, warrants and rights excludes restricted stock unit awards.

Recent Sales of Unregistered Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

Not Required.

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

Cautionary Note Regarding Forward-Looking Statements and Assumptions

This Annual Report on Form 10-K and the documents incorporated by reference herein, if any, contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “intend”, “expect”, “plan”, “budget”, “forecast”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue”, “evaluating” or similar words.  Statements that contain these words should be read carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other forward-looking information.  Examples of forward-looking statements include, among others, statements that we make regarding our expected operating results, the results and success of our transactions with Quantum and the OptoSeis® technology, the adoption and sale of our products in various geographic regions, potential tenders for PRM systems, future demand for OBX systems, anticipated levels of capital expenditures and the sources of funding therefor, and our strategy for growth, product development, market position, financial results and the provision of accounting reserves.  These forward-looking statements reflect our current judgment about future events and trends based on the information currently available to us.  However, there will likely be events in the future that we are not able to predict or control.  The factors listed under the caption “Risk Factors”, as well as cautionary language in this Annual Report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.  Such examples include, but are not limited to, the failure of the Quantum or OptoSeis®  technology transactions to yield positive operating results, decreases in commodity price levels, which could reduce demand for our products, the failure of our products to achieve market acceptance, despite substantial investment by us, our sensitivity to short term backlog, delayed or cancelled customer orders, product obsolescence resulting from poor industry conditions or new technologies, bad debt write-offs associated with customer accounts, lack of further orders for our OBX systems, failure of our Quantum products to be adopted by the border and perimeter security market, infringement or failure to protect intellectual property.  The occurrence of the events described in these risk factors and elsewhere in this Annual Report on Form 10-K could have a material adverse effect on our business, results of operations and financial position, and actual events and results of operations may vary materially from our current expectations.  We assume no obligation to revise or update any forward-looking statement, whether written or oral, that we may make from time to time, whether as a result of new information, future developments or otherwise.

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

Our revenue and results of operations have not been materially impacted by inflation or changing prices in the past two fiscal years.

We report and evaluate financial information for three segments: Oil and Gas Markets, Adjacent Markets and Emerging Markets.   Summary financial data by business segment follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2019	2018
Oil and Gas Markets
Traditional exploration product revenue	$9,504	$12,855
Wireless exploration product revenue	52,770	27,254
Reservoir product revenue	2,692	4,842
Total revenue	64,966	44,951
Operating income (loss)	3,095	(14,070)
Adjacent Markets
Industrial product revenue	18,324	18,352
Imaging product revenue	11,832	11,580
Total revenue	30,156	29,932
Operating income	6,234	5,345
Emerging Markets
Revenue	159	286
Operating loss	(2,306)	(718)
Corporate
Revenue	528	579
Operating loss	(5,990)	(11,300)
Consolidated Totals
Revenue	95,809	75,748
Operating loss	1,033	(20,743)

Overview

  Early in calendar year 2014, our Oil and Gas Markets segment experienced a softening in the demand for its traditional exploration products, particularly in North America, as capital budgets for oil and gas producers were trending away from exploration-focused activities toward production and exploitation activities.  During this period oil production in North America’s unconventional shale reservoirs increased, as did oil production from other non-OPEC countries, resulting in an oversupply of crude oil in the world market.  Market prices for a barrel of West Texas Intermediate crude oil declined from over $100 in July 2014 to approximately $26 in February 2016, and have recovered to approximately $55 today.  With this decline in oil prices, oil and gas exploration and production companies experienced a significant reduction in cash flows, which resulted in sharp reductions in their capital spending budgets for oil and gas exploration-focused activities, including seismic data acquisition activities.  Our Oil and Gas Markets segment is now seeing significant demand for the rental of our marine wireless nodal products; however, the demand for new land-based seismic equipment in recent fiscal years has remained restrained due to capital limitations affecting many of our customers, along with their excess levels of underutilized equipment.  As a result, revenue from the sale and rental of our land-based traditional and wireless products has remained low due to reduced investment in exploration-focused seismic activities.  We expect these challenging industry conditions will improve somewhat in fiscal year 2020, however, we expect revenue from our traditional and land-based wireless products to remain below historical norms.

In light of current market conditions, the inventory balances in our Oil and Gas Markets business segment at September 30, 2019 continued to exceed levels we consider appropriate for the current level of product demand.  While we are aggressively working to reduce these legacy inventory balances, we are also adding new inventories for new wireless product developments and for other product demand in our Adjacent Markets segment.  During periods of excessive inventory levels, our policy has been, and will continue to be, to record obsolescence expense as we experience reduced product demand and as our inventories continue to age.  If difficult market conditions continue for the products in our Oil and Gas Markets segment, we expect to record additional inventory obsolescence expense in fiscal year 2020 and beyond until product demand and/or resulting inventory turnover return to acceptable levels.

In December 2017, we initiated a program to reduce operating costs in light of expected and continuing low levels of oil and gas product demand.  The program produced approximately $6 million of annualized cash savings.  The majority of these future cost reductions were realized through the reduction of over 60 employees from our Houston area workforce.  In connection with the workforce reductions, we incurred $0.7 million of termination costs in our first quarter of fiscal year 2018.  The termination costs were recorded to both cost of revenue and operating expenses in the consolidated statement of operations.  There are no outstanding liabilities related to this program as of September 30, 2019.

Fiscal Year 2019 Compared to Fiscal Year 2018

Consolidated revenue for fiscal year 2019 increased $20.1 million, or 26.5%, from fiscal year 2018.  The increase in revenue primarily resulted from increased rental revenue in our Oil and Gas Markets segment from our OBX marine nodal products.

Consolidated gross profit for fiscal year 2019 was $31.4 million, compared to $11.0 million for fiscal year 2018.  The increase in gross profit primarily resulted from a significant increase in wireless product rental revenue caused by the high utilization of our expanding OBX rental fleet and a decline in unutilized factory costs due to higher manufacturing productivity from production of OBX nodes.  While factory utilization has recently increased due to demand for the rental of our OBX marine nodal products, we expect our consolidated gross margins from the sale of our Oil and Gas Markets products to remain below historic norms until demand increases significantly for our land-based traditional and wireless seismic products.

Consolidated operating expenses for fiscal year 2019 were $37.4 million, an increase of $5.7 million, or 18.1%, from fiscal year 2018.  The increase in operating expenses was primarily due to incremental operating costs associated with our recent acquisitions of the Quantum and OptoSeis® businesses.  For fiscal year 2019, operating expenses increased $7.1 million due to acquisition-related operating costs, inclusive of intangible asset amortization expenses of $1.5 million.  These acquisition-related increases in operating expenses were partially offset by a $2.1 million net non-cash reduction in the estimated fair value of contingent earn-out consideration related to our Quantum and OptoSeis® acquisitions.  The balance of the increased operating expenses relates to personnel wage increases and other general expense increases related to our business operations.

In August 2019, we sold our real property located at 7334-7340 N. Gessner Road in Houston, Texas for a cash sales price of $8.3 million.  We recognized a gain of $7.0 million from the sale of this property in the fourth quarter of fiscal year 2019.  The buyer had previously occupied the property as a tenant under a long-term lease.

Consolidated other income for fiscal year 2019 increased $0.3 million from fiscal year 2018, or 30.2% from fiscal year 2018.  This increase was primarily due to (i) an increase in interest charged to a customer for the late payment of our invoices and (ii) a decrease in foreign currency hedge financing fees.  These increases in other income were partially offset by a decrease in foreign exchange gains.

Consolidated income tax expense for fiscal year 2019 was $2.4 million compared to a tax benefit of $0.6 million for fiscal year 2018.  The income tax expense in fiscal year 2019 primarily reflects foreign withholding tax assessed on our rental income.   The income tax benefit for fiscal year 2018 primarily reflects a $0.7 million refund resulting from the filing of an amended U.S. tax return.  We are currently unable to record any tax benefits from the tax losses we incur in the U.S. and Canada due to the uncertainty surrounding our ability to utilize such losses in the future to offset taxable income.

Segment Results of Operations

Oil and Gas Markets

Fiscal Year 2019 Compared to Fiscal Year 2018

Revenue

Revenue from our Oil and Gas Markets products for fiscal year 2019 increased $20.0 million, or 44.5%, from the prior fiscal year.   The components of this increase include the following:

•

Traditional Exploration Product Revenue – Revenue from our traditional products decreased $3.4 million, or 26.1% from the prior fiscal year.  The decrease primarily reflects lower demand for our specialty sensor products and customer product repairs.  The decrease was partially offset by higher demand for our marine products.

•

Wireless Exploration Product Revenue – Revenue from our wireless exploration products increased $25.5 million, or 93.6%, from the prior fiscal year.  The increase resulted from higher rental demand for our OBX systems.  The increase was partially offset by a decline in demand for sales and rental of our GSX wireless products.

•

Reservoir Product Revenue – Revenue from our reservoir products decreased $2.2 million, or 44.4%, from the prior fiscal year.  The decrease was primarily due to a decrease in sales of our borehole products and lower service revenue.

Operating Income (Loss)

Operating income associated with our Oil and Gas Markets products for fiscal year 2019 was $3.1 million, compared to an operating loss of $(14.1) million from the prior fiscal year.  The improvement in our operating income primarily resulted from (i) an increase in wireless rental revenue and gross profits from our OBX systems and (ii) a decline in unutilized factory costs due to higher productivity.  Partially offsetting these operating income improvements is an $0.8 million adjustment to increase our operating expenses due to an increase in the estimated fair value of contingent earn-out consideration related to our recent OptoSeis® acquisition.

Adjacent Markets

Fiscal Year 2019 Compared to Fiscal Year 2018

Revenue

Revenue from our Adjacent Markets products for fiscal year 2019 increased $0.2 million, or 0.7%, from the prior fiscal year.   The components of this increase included the following:

•

Industrial Product Revenue and Services – Revenue from our industrial products decreased $28,000, or 0.2% from the prior fiscal year.  The decrease in revenue primarily attributable to lower demand for our water meter products.  These decreases were partially offset by increased demand for our industrial sensor products.

•

Imaging Product Revenue – Revenue from our imaging products increased $0.3 million, or 2.2%, from the prior fiscal year.   The increase was primarily due to higher demand for our equipment and film products.  We consider this small change in revenue to be normal and not indicative of any particular trend in product demand.

Operating Income

The operating income from our Adjacent Markets products for fiscal year 2019 increased $0.9 million or 16.6%, from the prior fiscal year.  The increase in operating income resulted from efficiencies gained in our manufacturing efforts and lower operating personnel costs.

Emerging Markets

Fiscal Year 2019 Compared to Fiscal Year 2018

Revenue

On July 27, 2018, we entered the border and perimeter security market through our acquisition of Quantum.   In connection with the Quantum acquisition, we established the Emerging Markets business segment, which currently includes only Quantum.  Revenue from our Emerging Markets products for fiscal year 2019 decreased $0.1 million, or 44.4%, from the prior fiscal year.  The decrease in revenue primarily resulted from the completion of contracts that existed when Quantum was acquired.  Quantum did not receive any significant border and perimeter security contracts during fiscal year 2019.

Operating Loss

Our operating loss from our Emerging Markets products for fiscal year 2019 increased $1.6 million, or 221.2% from the prior fiscal year.  Since its acquisition in July 2018, Quantum has primarily focused on product development activities, and the marketing of its technologies to government agencies and other end users.  Fiscal year 2018 includes approximately two months of Quantum’s operating activities while fiscal year 2019 includes a full year of operating activities.  Included in Quantum’s operating expenses for fiscal years 2019 and 2018 are intangible asset amortization expenses of $1.2 million and $0.2 million, respectively.  Also included in Quantum’s operating expenses for fiscal year 2019 is a $2.9 million adjustment to decrease Quantum’s operating expenses caused by a decrease in the estimated fair value of contingent earn-out consideration related to our acquisition of Quantum.   We expect Quantum to incur operating losses into the future until it obtains revenue-generating contracts that are sufficiently able to support its current cost structure.

Liquidity and Capital Resources

Fiscal Year 2019

At September 30, 2019, we had approximately $18.9 million in cash and cash equivalents and short-term investments.  For fiscal year 2019, we generated $5.6 million of cash from operating activities.  Our net loss of $0.1 million included net non-cash charges of $24.6 million resulting from deferred income taxes, depreciation, amortization, accretion, inventory obsolescence, stock-based compensation, bad debt expense and changes in the estimated fair value of contingent consideration.  These net non-cash charges were partially offset by (i) a $9.2 million increase in trade accounts and financing receivables resulting from the increase in revenue and delays in collecting funds owed from a rental customer, (ii) a $1.9 million increase in inventories for the production of recently introduced land-based wireless seismic products, (iii) the removal of a $7.1 million gain from the sale of real property and equipment since such gains are reflected in the proceeds from the sale of property and equipment under investing activities and (iv) a $1.0 decrease in deferred revenue due to the revenue recognition of customer deposits on rental contracts.

For fiscal year 2019, we generated cash of $1.6 million from investing activities.  Sources of cash included (i) $25.6 million of proceeds from the sale of short-term investments, (ii) $8.3 million of proceeds from the sale of a real property (iii) $4.9 million of proceeds from the sale of rental equipment and (iv) $0.5 million of proceeds, net of payments, from a property-related insurance claim.  These sources of cash were partially offset by (i) $34.1 million investment in our rental equipment primarily to expand our OBX rental fleet, (ii) $1.9 million for additions to our property, plant and equipment and (iii) $1.8 million for the acquisition of the intellectual property and related assets of the OptoSeis® fiber optic sensing technology business.  Depending on demand for our marine OBX rental equipment, we expect fiscal year 2020 cash investments into our rental fleet to be approximately $6 million.  We estimate total fiscal year 2020 cash investments in property, plant and equipment could be up to $5 million.  Our capital expenditures are expected to be funded from our cash on hand, internal cash flows, cash flows from our rental contracts or, if necessary, from borrowings under our credit agreement.

For fiscal year 2019, we generated cash proceeds of $0.2 million from financing activities from the exercise of stock options by our employees.  We had no long-term debt outstanding throughout the fiscal year ended September 30, 2019.

The significant crude oil price volatility that began in 2014 continues today, stifling budgets targeted at the oil and gas exploration industry, including the seismic industry.  OPEC and other crude oil producing/exporting nations appear united in their efforts to maintain equilibrium between current worldwide crude oil supply and demand.  If worldwide crude oil supplies and associated prices stabilize, these factors and developing trends bode well for the oil and gas industry and we expect to participate in any resurgence in demand for new seismic equipment that may be forthcoming.  While we are seeing some signs of increased seismic activity in certain areas around the world, the need for new seismic equipment remains restrained due to capital limitations affecting many of our customers along with excessive on-hand quantities of under-utilized seismic equipment.  We expect product sales of our Oil and Gas Markets products, and in particular our legacy land-based traditional and wireless products, to remain low until exploration-focused seismic activities increase, which we believe will eventually result from the ongoing depletion of existing reservoirs prompting the need to find new sources of oil and gas.  We expect these challenging industry conditions facing our land-based traditional and legacy wireless products will continue in fiscal year 2020.

Our trade accounts receivable at September 30, 2019 include $8.5 million due from an international seismic marine customer that, as of September 30, 2019 rented a significant amount of our marine nodal equipment.  We experienced cash collection difficulties with this customer throughout fiscal year 2019 due to the customer’s inability to generate enough cash flow to pay its obligations to us in a timely manner.  In November 2019, we accepted from the customer a plan to bring our current and future unpaid invoices to a satisfactory status.  This plan contemplates completion during our second fiscal quarter ending March 31, 2020, and is premised upon the customer’s (i) projections of free cash flows from an existing contract with a third-party and (ii) potential access to capital transactions and/or future borrowing availability from its bank.  While we have significant concerns about the ultimate collection of this customer’s accounts receivable, we have not, and do not currently intend to, provide any significant bad debt reserves toward this customer’s outstanding accounts receivable balance unless and until it becomes probable (in our judgement) that the customer cannot (i) generate free cash flows from its existing contract and (ii) complete capital transactions and/or borrow from its bank.

Our available cash and cash equivalents totaled $18.9 million at September 30, 2019, which included $7.0 million of cash and cash equivalents held by our foreign subsidiaries and branch offices.  The Tax Cuts and Jobs Act signed into law on December 22, 2017, creates new taxes on certain foreign earnings and also requires companies to pay a one-time transition tax on undistributed earnings of their foreign subsidiaries which were previously tax deferred.  We have determined that we are not required to pay any transition tax on the undistributed earnings of our foreign subsidiaries since we had no accumulated earnings on a consolidated basis.

Our credit agreement allows for borrowings of up to $30.0 million with such amounts available for borrowing determined by a borrowing base.  In November 2018, we extended the maturity of the credit agreement from April 2019 to April 2020.  In March 2019, we entered into an amendment to the credit agreement that altered the unencumbered liquid assets covenant to (i) reduce the minimum threshold from $10 million to $5 million and (ii) include unencumbered liquid assets held outside the United States.  The amendment also added another financial covenant that requires us to maintain a tangible net worth of not less than $140 million.  Additionally, pursuant to the amendment, our principal place of business and the related real estate, located at 7007 Pinemont Drive, Houston, Texas was added as collateral securing our obligations under the credit agreement.  In November 2019, we further amended  the credit agreement to (i) extend the maturity date from April 2020 to April 2022, (ii) increase the unencumbered liquid assets covenant threshold from $5 million to $10 million effective in the first quarter of fiscal year 2021, (iii) to increase the tangible net worth requirement from $140 million to $145 million in the first quarter of fiscal year 2021 and (iv) remove the requirement that we obtain the consent of Frost Bank prior to paying dividends or repurchasing stock so long as we are in compliance with the covenants of the credit agreement.

At September 30, 2019, we had no outstanding borrowings under the credit agreement and our borrowing availability under the credit facility was $27.0 million.  At September 30, 2019, we were in compliance with all covenants under the credit agreement.    We currently do not anticipate the need to borrow under the credit agreement; however, we can make no assurance that we will not do so.

In August 2019, we sold our real property located at 7334 N. Gessner in Houston, Texas for $8.3 million.  We recognized a $7.0 million gain on the disposal of the property in the fourth quarter of fiscal year 2019.  The buyer occupied the property as a tenant under a long-term lease.  The property was not strategic to our ongoing operations.

In fiscal years 2016, 2017 and 2018, we received income tax refunds of $18.3 million, $12.8 million and $0.7 million, respectively, from the U.S. Department of Treasury.  These refunds were a result of the significant tax losses we experienced in fiscal years 2016 and 2015, which we elected to carryback and recoup taxes previously paid.  For U.S. income tax purposes, we are now in a loss carryforward position in regards to our tax losses occurring in fiscal year 2017 and beyond.  As a result, our current tax losses will not result in any additional U.S. federal income tax refunds.  The tax refunds we received in fiscal years 2016 and 2017 were significant contributors to our overall liquidity.  In the absence of future profitable results of operations, we may need to rely on other sources of liquidity to fund our future operations, including executed rental contracts, available borrowings under our credit agreement through its expiration in April 2020, leveraging or sale of real estate assets, sales of rental assets and other liquidity sources which may be available to us.  However, currently we believe that our cash, cash equivalents and borrowings under our credit facility will be sufficient to finance any future operating losses and planned capital expenditures through the next twelve months.

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

Contractual Obligations

Contingent Consideration

We recorded an initial contingent earn-out liability of $7.7 million in connection with our July 2018 acquisition of Quantum.   Contingent payments, if any, may be paid in the form of cash or Company stock and will be derived from eligible revenue generated during a four-year earn-out period subsequent to the closing of the acquisition.  The maximum amount of contingent payments is $23.5 million over the earn-out period.  For the fiscal year ended September 30, 2019, we recorded a $2.9 million adjustment to decrease the initial earn-out liability to its estimated fair value.

We recorded an initial contingent earn-out liability of $4.3 million in connection with our November 2018 acquisition of all the intellectual property and related assets of the OptoSeis® fiber optic sensing technology.  Contingent cash payments, if any, will be derived from eligible revenue generated during a five-and-a-half year earn-out period subsequent to the closing of the acquisition from products and services utilizing the OptoSeis® fiber optic technology.  The maximum amount of contingent payments is $23.2 million over the earn-out period.  For the fiscal year ended September 30, 2019, we recorded an $0.8 million adjustment to increase the initial earn-out liability to its estimated fair value.

We will reassess the earn-out calculations related to this contingent consideration in future periods.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  We consider many factors in selecting appropriate operational and financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements.  We continually evaluate our estimates, including those related to revenue recognition, bad debt reserves, inventory obsolescence reserves, self-insurance reserves for medical expenses, product warranty reserves, contingent consideration, stock-based compensation and deferred income tax assets.  We base our estimates on historical experience and various other factors, including the impact from the current economic conditions that we believe to be reasonable under the circumstances.  Actual results may differ from these estimates under different conditions or assumptions.

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

We record a write-down of our inventories when the cost basis of any manufactured product, including any estimated future costs to complete the manufacturing process, exceeds its net realizable value.  Inventories are stated at the lower of cost or net realizable value.  Cost is determined on a first-in, first-out method, except that our subsidiaries in the Russian Federation and the United Kingdom use an average cost method to value their inventories.

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

We recognize revenue from product sales and services in accordance with ASC Topic 606, Revenue from Contracts with Customers.  This standard applies to contracts for the sale of products and services and does not apply to contracts for the rental or lease of products.  Under this standard, we recognize revenue when performance of contractual obligations are satisfied, generally when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled in exchange for those goods or services.  Revenue from product sales is recognized when obligations under the terms of a contract are satisfied, control is transferred and collectability of the sales price is reasonably assured.  Transfer of control generally occurs with shipment or delivery, depending on the terms of the underlying contract.  Our products are generally sold without any customer acceptance provisions, and our standard terms of sale do not allow customers to return products for credit.  Most of our products do not require installation assistance or sophisticated instruction.  We offer a standard product warranty, which obligates us to repair or replace our products having manufacturing defects.  We maintain a reserve for future warranty costs based on historical experience or, in the absence of historical experience, management estimates.  Revenue from engineering services is recognized as services are rendered over the duration of a project or as billed on a per hour basis.  Field service revenue is recognized when services are rendered and is generally priced on a per day rate.  We recognize rental revenue as earned over the rental period.  Rentals of our equipment generally range from daily rentals to rental periods of up to six months or longer.

Recent Accounting Pronouncements

Please refer to Note 1 to our consolidated financial statements contained in this Annual Report for a discussion of recent accounting pronouncements.

Management’s Current Outlook and Assumptions

Regarding our Oil and Gas Markets business segment, prices for a barrel of WTI crude oil declined from over $100 in July 2014 to approximately $26 in February 2016, and have recovered to approximately $55 today.  With this substantial net decline in crude oil prices, oil and gas exploration and production companies experienced a significant reduction in cash flows, which resulted in sharp reductions in their capital spending budgets for oil and gas exploration-focused activities, including seismic data acquisition activities.  While we are now seeing some signs of increased oil and gas exploration activity around the world, the need for new seismic equipment, particularly land-based equipment, remains restrained due to our customers’ (i) limited capital resources, (ii) lack of visibility into future demand for their seismic services and (iii) in some cases, under-utilized legacy equipment.

Many of our traditional seismic products are damaged, destroyed or otherwise consumed during field operations.  We expect fiscal year 2020 demand for our land-based traditional seismic products to increase slightly over fiscal year 2019 levels.

We have recently introduced the “GCL” which is a new version of our land-based wireless data recorder.  This version contains several unique features not found in competitive models and we have received positive customer feedback regarding these features and its overall functionality.  We recently sold 5,000 GCL stations to a European customer and we recently received an order to deliver 30,000 stations to another customer.  While we believe the GCL will be a market leader similar to our GSX wireless unit, beyond the recently received order for 30,000 stations it is uncertain what revenue impact this product will have during fiscal year 2020 in light of the tepid market demand for oil and gas seismic services and equipment.  However, we expect our fiscal year 2020 land-based wireless product revenue to exceed the levels we achieved in fiscal year 2019.

The vast majority of our oil and gas rental revenue in fiscal year 2019 was derived from short-term rentals of our OBX ocean-bottom recorder.  We believe our OBX rental revenue will increase further in fiscal year 2020 as a result of rental contracts we executed in fiscal year 2019 and from additional demand we continue to see for this product.

We believe that fiscal year 2020 revenue from our oil and gas reservoir products, and principally our borehole tools and services, will be similar to the revenues we achieved in fiscal year 2019.  We have not received any orders for large-scale seabed PRM systems since November 2012 and we currently do not have any indication that such an order will be received in fiscal year 2020, although we do believe opportunities for PRM orders do exist in today’s market.  If a large-scale order were received in fiscal year 2020, it could significantly impact our fiscal year 2020 revenue and profits.

We expect fiscal year 2020 revenue from our Adjacent Markets products to increase over fiscal year 2019 levels.  We expect our industrial products to contribute the majority of this increase as a result of expanded market acceptance of these products.

We expect fiscal year 2020 revenue from our Emerging Markets products to increase over fiscal year 2019 as a result of anticipated market acceptance of our border and perimeter security surveillance products.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required.

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

In connection with the preparation of this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our management, including the CEO and CFO, as of September 30, 2019 of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective as of September 30, 2019.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2019.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework (2013).  Based on this assessment, our management concluded that, as of September 30, 2019, our internal control over financial reporting is effective based on those criteria.

Our internal control over financial reporting as of September 30, 2019 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is contained in our definitive Proxy Statement to be distributed within 120 days of September 30, 2019 in connection with our 2020 Annual Meeting of Stockholders under the captions “Election of Directors,” “Executive Officers and Compensation,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item is contained in our definitive Proxy Statement to be distributed within 120 days of September 30, 2019 in connection with our 2020 Annual Meeting of Stockholders under the caption “Executive Officers and Compensation” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is contained in our definitive Proxy Statement to be distributed within 120 days of September 30, 2019 in connection with our 2020 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference, and in Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” contained in Part II hereof.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item is contained in our definitive Proxy Statement to be distributed within 120 days of September 30, 2019 in connection with our 2020 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item is contained in our definitive Proxy Statement to be distributed within 120 days of September 30, 2019 in connection with our 2020 Annual Meeting of Stockholders under the caption “Independent Public Accountants” and is incorporated herein by reference.

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

3.2	Amended and Restated Bylaws of Geospace Technologies Corporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed August 8, 2019).

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

10.12	Geospace Technologies Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed on December 11, 2013).*

10.13	Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-8 filed May 21, 2014).*

10.14	Form of Employee Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 26, 2018).*

Exhibit Number	Description of Documents

10.15	Form of Employee Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Form S-8 filed May 21, 2014).*

10.16	Form of Employee Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Form S-8 filed May 21, 2014).*

10.17	Form of Performance Option Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 20, 2015).*

10.18	Form of Consultant Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Form S-8 filed May 21, 2014).*

10.19	Form of Consultant Stock Option Award Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Form S-8 filed May 21, 2014).*

10.20	Form of Director Stock Option Award Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Form S-8 filed May 21, 2014).*

10.21	Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s Form S-8 filed May 21, 2014).*

10.22	Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed May 3, 2019).*

10.23	Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 26, 2018).*

10.24	Form of Amended and Restated Indemnity Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 26, 2015).*

10.25

Geospace Technologies Corporation Annual Bonus Program (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2017 filed December 1, 2017).*

10.26

First Amendment effective October 1, 2008 to Employment Agreement dated as of August 1, 1997, between the Company and Michael J.  Sheen (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, filed February 5, 2010).*

10.27

Loan Agreement dated September 27, 2013 among Geospace Technologies Corporation, as borrower, certain subsidiaries of Geospace Technologies Corporation, as guarantors, and Frost Bank, as lender (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed October 1, 2013).

10.28

First Amendment to Loan Agreement effective September 27, 2013 among Geospace Technologies Corporation, as borrower, certain subsidiaries of Geospace Technologies Corporation, as guarantors, and Frost Bank, as lender (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed December 18, 2013).

10.29

Second Amendment to the Loan Agreement effective May 4, 2015 by and between Geospace Technologies Corporation as borrower, certain subsidiaries of Geospace Technologies Corporation, as guarantors, and Frost Bank, as lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed May 8, 2015).

10.30

Third Amendment to the Loan Agreement effective May 9, 2017 by and between Geospace Technologies Corporation as borrower, certain subsidiaries of Geospace Technologies Corporation, as guarantors, and Frost Bank, as lender (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2018 filed December 1, 2017).

10.31

Fourth Amendment to Loan Agreement dated October 25, 2017 among Geospace Technologies Corporation, as borrower, certain subsidiaries of Geospace Technologies Corporation, as guarantors, and Frost Bank, as lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 27, 2017).

10.32

Fifth Amendment to Loan Agreement dated November 9, 2018 among Geospace Technologies Corporation, as borrower, certain subsidiaries of Geospace Technologies Corporation, as guarantors, and Frost Bank, as lender (incorporated by reference to Exhibit 10.1 to the Registrants Current Report on Form 8-K filed November 13, 2018).

Exhibit Number	Description of Documents

10.33

Sixth Amendment to Loan Agreement dated March 29, 2019 among Geospace Technologies Corporation, as borrower, certain subsidiaries of Geospace Technologies Corporation, as guarantors, and Frost Bank, as lender (incorporated by reference to Exhibit 10.1 to the Registrants Current Report on Form 8-K filed March 29, 2019).

10.34

Seventh Amendment to Loan Agreement dated November 15, 2019 among Geospace Technologies Corporation, as borrower, certain subsidiaries of Geospace Technologies Corporation, as guarantors, and Frost Bank, as lender (incorporated by reference to Exhibit 10.1 to the Registrants Current Report on Form 8-K filed November 18, 2019).

10.35

Revolving Promissory Note effective May 4, 2015 by and between Geospace Technologies Corporation as borrower, certain subsidiaries of Geospace Technologies Corporation, as guarantors, and Frost Bank, as lender (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed May 8, 2015).

10.36

Waiver and Consent Letter to Loan Agreement effective April 6, 2015 among Geospace Technologies Corporation as borrower, certain subsidiaries of Geospace Technologies Corporation, as guarantors, and Frost Bank, as lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 7, 2015).

10.37

Commercial Contract – Improved Property, dated June 3, 2019 by and between GTC, Inc. and Harmony Public Schools (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 3, 2019).

14.1

General Code of Business Conduct and Supplemental Code of Ethics for CEO and Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K filed February 6, 2019).

21.1	Subsidiaries of the Registrant.**

23.1	Consent of RSM US LLP.**

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101	Interactive data file.**

*	This exhibit is a management contract or a compensatory plan or arrangement.
**	Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOSPACE TECHNOLOGIES CORPORATION

By:	/s/ WALTER R. WHEELER
Walter R. Wheeler, Director, President and Chief Executive Officer
November 22, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WALTER R. WHEELER	Director, President and Chief Executive Officer	November 22, 2019
Walter R. Wheeler	(Principal Executive Officer)

/s/ THOMAS T. MCENTIRE	Vice President, Chief Financial Officer and Secretary	November 22, 2019
Thomas T. McEntire	(Principal Financial Officer and Principal Accounting Officer)

/s/ GARY D. OWENS	Chairman of the Board	November 22, 2019
Gary D. Owens

/s/ THOMAS L. DAVIS	Director	November 22, 2019
Thomas L. Davis

/s/ EDGAR R. GIESINGER, JR.	Director	November 22, 2019
Edgar R. Giesinger, Jr.
/s/ TINA M. LANGTRY	Director	November 22, 2019
Tina M. Langtry
/s/ RICHARD F. MILES	Director	November 22, 2019
Richard F. Miles
/s/ WILLIAM H. MOODY	Director	November 22, 2019
William H. Moody
/s/ MICHAEL J. SHEEN	Director	November 22, 2019
Michael J. Sheen
/s/ CHARLES H. STILL	Director	November 22, 2019
Charles H. Still

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Geospace Technologies Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Geospace Technologies Corporation and its subsidiaries (the Company) as of September 30, 2019 and 2018, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated November 22, 2019 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2018.

Houston, Texas

November 22, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Geospace Technologies Corporation

Opinion on the Internal Control Over Financial Reporting

We have audited Geospace Technologies Corporation and its subsidiaries' (the Company) internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of September 30, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for the years then ended of the Company and our report dated November 22, 2019 expressed an unqualified opinion.

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

November 22, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Geospace Technologies Corporation

Our audits of the consolidated financial statements and internal control over financial reporting referred to in our separate reports dated November 22, 2019, (included elsewhere in this Annual Report on Form 10-K) also included the financial statement schedule of Geospace Technologies Corporation and its subsidiaries, listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of Geospace Technologies Corporation's management. Our responsibility is to express an opinion based on our audits of the consolidated financial statements.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ RSM US LLP

Houston, Texas

November 22, 2019

    Geospace Technologies Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share amounts)

	AS OF SEPTEMBER 30,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$18,925	$11,934
Short-term investments	—	25,471
Trade accounts receivable, net of allowance of $951 and $1,453	24,193	14,323
Financing receivables	3,233	4,258
Inventories	23,855	18,812
Prepaid expenses and other current assets	1,001	1,856
Total current assets	71,207	76,654

Non-current financing receivables, net of allowance of $0 and $1,849	184	4,740
Non-current inventories	21,524	31,655
Rental equipment, net	62,062	39,545
Property, plant and equipment, net	31,474	33,624
Goodwill	5,008	4,343
Other intangible assets, net	10,063	8,006
Deferred income tax assets, net	236	246
Prepaid income taxes	64	54
Other assets	179	213
Total assets	$202,001	$199,080

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable trade	$4,051	$4,106
Accrued expenses and other current liabilities	6,370	6,826
Deferred revenue	2,724	3,752
Income tax payable	18	51
Total current liabilities	13,163	14,735

Contingent consideration	9,940	7,713
Deferred income tax liabilities	51	45
Total liabilities	23,154	22,493

Commitments and contingencies (Note 19)

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 13,630,666 and 13,600,541 shares issued and outstanding	136	136
Additional paid-in capital	88,660	86,116
Retained earnings	105,808	105,954
Accumulated other comprehensive loss	(15,757)	(15,619)
Total stockholders’ equity	178,847	176,587
Total liabilities and stockholders’ equity	$202,001	$199,080

The accompanying notes are an integral part of the consolidated financial statements.

Geospace Technologies Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	YEAR ENDED SEPTEMBER 30,
	2019	2018
Revenue:
Products	$45,847	$53,306
Rental equipment	49,962	22,442
Total revenue	95,809	75,748
Cost of revenue:
Products	46,059	51,913
Rental equipment	18,322	12,863
Total cost of revenue	64,381	64,776

Gross profit	31,428	10,972

Operating expenses:
Selling, general and administrative	23,626	19,874
Research and development	15,495	10,832
Change in estimated fair value of contingent consideration	(2,115)	—
Bad debt expense	436	1,009
Total operating expenses	37,442	31,715

Gain on disposal of property	7,047	—

Income (loss) from operations	1,033	(20,743)

Other income (expense):
Interest expense	(99)	(336)
Interest income	1,308	1,083
Foreign exchange gains	241	324
Other, net	(212)	(120)
Total other income, net	1,238	951

Income (loss) before income taxes	2,271	(19,792)
Income tax expense (benefit)	2,417	(580)
Net loss	$(146)	$(19,212)

Loss per common share:
Basic	$(0.01)	$(1.45)
Diluted	$(0.01)	$(1.45)

Weighted average common shares outstanding:
Basic	13,388,626	13,250,867
Diluted	13,388,626	13,250,867

The accompanying notes are an integral part of the consolidated financial statements.

Geospace Technologies Corporation and Subsidiaries

Consolidated Statements of Comprehensive Loss

(In thousands)

	YEAR ENDED SEPTEMBER 30,
	2019	2018
Net loss	$(146)	$(19,212)
Other comprehensive income (loss):
Change in unrealized losses on available-for-sale securities, net of tax	82	(24)
Foreign currency translation adjustments	(220)	(1,365)
Other comprehensive loss	(138)	(1,389)
Total comprehensive loss	$(284)	$(20,601)

The accompanying notes are an integral part of the consolidated financial statements.

Geospace Technologies Corporation and Subsidiaries

Consolidated Statement of Stockholders’ Equity

For the years ended September 30, 2019 and 2018

(In thousands, except share amounts)

	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Total
Balance at October 1, 2017	13,438,316	$134	$83,733	$125,166	$(14,230)	$194,803

Net loss	—	—	—	(19,212)	—	(19,212)
Other comprehensive loss	—	—	—	—	(1,389)	(1,389)
Issuance of restricted stock	176,450	2	(2)	—	—	—
Forfeiture of restricted stock	(21,925)	—	—	—	—	—
Issuance of common stock pursuant to exercise of options	7,700	—	67	—	—	67
Stock-based compensation	—	—	2,318	—	—	2,318
Balance at September 30, 2018	13,600,541	136	86,116	105,954	(15,619)	176,587

Net loss	—	—	—	(146)	—	(146)
Other comprehensive loss	—	—	—	—	(138)	(138)
Issuance of restricted stock	8,000	—	—	—	—	—
Forfeiture of restricted stock	(2,875)	—	—	—	—	—
Issuance of common stock pursuant to the vesting of restricted stock units	500					—
Issuance of common stock pursuant to exercise of options	24,500	—	215	—	—	215
Stock-based compensation	—	—	2,329	—	—	2,329
Balance at September 30, 2019	13,630,666	$136	$88,660	$105,808	$(15,757)	$178,847

The accompanying notes are an integral part of the consolidated financial statements.

Geospace Technologies Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	YEAR ENDED SEPTEMBER 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(146)	$(19,212)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income tax expense (benefit)	16	(18)
Rental equipment depreciation	13,713	10,178
Property, plant and equipment depreciation	3,965	4,040
Amortization of intangible assets	1,661	194
Impairment of long-lived assets	—	573
Accretion of discounts (amortization of premiums) on short-term investments	(9)	27
Stock-based compensation expense	2,329	2,318
Bad debt expense	436	1,009
Inventory obsolescence expense	4,614	4,353
Change in estimated fair value of contingent consideration	(2,115)	—
Gross profit from sale of used rental equipment	(652)	(6,809)
Gain on disposal of property	(7,047)	—
Gain on disposal of equipment	(100)	(27)
Realized loss on short-term investments	66	11
Effects of changes in operating assets and liabilities:
Trade accounts and other receivables	(9,159)	(5,090)
Income tax receivable	—	270
Inventories	(1,865)	(7,824)
Prepaid expenses and other current assets	325	93
Prepaid income taxes	18	55
Accounts payable trade	(44)	1,333
Accrued expenses and other	660	1,011
Deferred revenue	(1,016)	3,063
Income taxes payable	(21)	51
Net cash provided by (used in) operating activities	5,629	(10,401)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,936)	(1,721)
Investment in rental equipment	(34,070)	(6,513)
Proceeds from the sale of property	8,265	—
Proceeds from the sale of equipment	142	202
Proceeds from the sale of used rental equipment	4,856	9,918
Purchases of short-term investments	—	(17,922)
Proceeds from the sale of short-term investments	25,606	28,463
Business acquisition, net of acquired cash	(1,819)	(4,352)
Payments for damages related to insurance claim	(650)	(2,353)
Proceeds from insurance claim	1,166	1,749
Increase in insurance claim receivable	—	306
Net cash provided by investing activities	1,560	7,777

Cash flows from financing activities:
Proceeds from exercise of stock options and other	215	63
Net cash provided by financing activities	215	63

Effect of exchange rate changes on cash	(413)	(597)
Increase (decrease) in cash and cash equivalents	6,991	(3,158)
Cash and cash equivalents, beginning of fiscal year	11,934	15,092
Cash and cash equivalents, end of fiscal year	$18,925	$11,934

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

Reclassifications

The Company reclassified certain components of revenue and cost of revenue on its consolidated statement of operations for the fiscal year ended September 30, 2018 to conform to the current year presentation.  The reclassifications had no effect on previously reported total revenue, total cost of revenue, net loss, stockholders’ equity or cash flows.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The Company considers many factors in selecting appropriate operational and financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements.  The Company continually evaluates its estimates, including those related to bad debt reserves, inventory obsolescence reserves, self-insurance reserves, product warranty reserves, useful lives of long-lived assets, impairment of long-lived assets and intangible assets, contingent consideration and deferred income tax assets.  The Company bases its estimates on historical experience and various other factors that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different conditions or assumptions.

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with an original or remaining maturity at the time of purchase of three months or less to be cash equivalents.  At September 30, 2019 cash and cash equivalents included $7.0 million held by the Company’s foreign subsidiaries and branch offices.  If the Company were to repatriate the cash held by its foreign subsidiaries, it would be required to accrue and pay taxes on any amount repatriated under rates enacted by The Tax Cuts and Jobs Act (“2017 Tax Act’).

Short-term Investments

The Company classifies its short-term investments consisting of corporate bonds, government bonds and other such similar investments as available-for-sale securities.  Available-for-sale securities are carried at fair market value with net unrealized holding gains and losses reported each period as a component of accumulated other comprehensive loss in stockholders’ equity.  See Note 4 to these consolidated financial statements for additional information.

Concentrations of Credit and Supplier Risk

The Company maintains its cash in bank deposit accounts that, at times, exceed federally insured limits.  Management of the Company believes that the financial strength of the financial institutions holding such deposits minimizes the credit risk of such deposits.

The Company sells products to customers throughout the United States and various foreign countries.  The Company’s normal credit terms for trade receivables are 30 days.  In certain situations, credit terms may be extended to 60 days or longer.  The

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Company performs ongoing credit evaluations of its customers and generally does not require collateral for its trade receivables.  Additionally, the Company provides long-term financing in the form of promissory notes and sales-type leases when competitive conditions require such financing.  In such cases, the Company may require collateral.  Allowances are recognized for potential credit losses.  Three customers comprised 19.7%, 5.2% and 20.0% of the Company’s revenue during fiscal year 2019.  At September 30, 2019, the Company had trade account receivables due from these three customers of $6.7 million, $3.6 million and $8.5 million, respectively.  With respect to the Company’s revenue and trade account receivables, the latter two customers are affiliated with a common parent company.  One customer comprised 10.4% of the Company’s revenue during fiscal year 2018.  At September 30, 2018, the Company had a combined trade account and financing receivable due from this customer of $9.0 million.

    Certain models of the Company’s oil and gas marine wireless products require a timing device it purchases from a United States manufacturer.  The Company currently does not possess the ability to manufacture this component and has no other reliable source for this device.  If this manufacturer were to discontinue its production of this timing device, were to become unwilling to contract with the Company on competitive terms or were unable to supply the component in sufficient quantities to meet its requirements, the Company’s ability to compete in the marine wireless marketplace could be impaired, which could adversely affect its financial performance.

The Company purchases all of its thermal film from a European manufacturer for its imaging products.  Except for the film sold to the Company by this manufacturer, the Company knows of no other source for thermal film that performs as well in its imaging equipment.  If the European manufacturer were to discontinue producing thermal film, were to become unwilling to contract with the Company on competitive terms or were unable to supply thermal film in sufficient quantities to meet its requirements, the Company’s ability to compete in the direct thermal imaging marketplace could be impaired, which could adversely affect its financial performance.

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

Goodwill

              The Company conducts its evaluation of goodwill at the reporting unit level on an annual basis as of September 30 and more frequently if events or circumstances indicate that the carrying value of a reporting unit exceeds its fair value.  The guidance on the testing of goodwill for impairment provides the option to first assess qualitative factors to determine if the annual two-step test of goodwill for impairment must be performed. If, based on the qualitative assessment of events or circumstances, an entity determines it is more likely than not that the goodwill fair value of a reporting unit is more than its carrying amount then it is not necessary to perform the two-step impairment test. However, if an entity concludes otherwise, then the two-step impairment test must be performed to identify potential impairment and to measure the amount of goodwill impairment, if any.

At September 30, 2019, the Company performed the two-step analysis on its Oil & Gas and Emerging Markets reporting units and determined there was no impairment since the value of the goodwill was more than its carrying amount.

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

Revenue Recognition

See Note 2 to these consolidated financial statements.

Deferred Revenue

The Company records deferred revenue when customer funds are billed or received prior to the recognition of the associated revenue.

Contingent Consideration

The Company established earn-out liabilities in connection with its business acquisitions in the fourth quarter of fiscal year 2018 and the first quarter of fiscal year 2019.  The Company engaged the services of a valuation firm to measure the initial fair value of the earn-out liabilities as of the acquisition date for each business.  The valuation technique used to measure the fair value of the liability was derived from models utilizing market observable inputs.  The Company records the fair value of its contingent earn-out liabilities on a quarterly basis.  Adjustments to the liabilities, if any, are included as a component of earnings in the consolidated statements of operations.  See Note 19 to these consolidated financial statements for additional information.

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

Changes in the product warranty reserve are reflected in the following table (in thousands):

Balance at October 1, 2017	$508
Accruals for warranties issued during the year	1,074
Settlements made (in cash or in kind) during the year	(894)
Balance at September 30, 2018	688
Accruals for warranties issued during the year	386
Settlements made (in cash or in kind) during the year	(845)
Balance at September 30, 2019	$229

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

The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award. The Company’s stock-based compensation plan and awards are more fully described in Note 16 to these consolidated financial statements.

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

Shipping and Handling Costs

Amounts billed to a customer in a sales transaction related to reimbursable shipping and handling costs are included in revenue and the associated costs incurred by the Company for reimbursable shipping and handling expenses are reported in cost of sales.  The Company had shipping and handling expenses of $0.5 million and $0.5 million, respectively, for the fiscal years ended September 30, 2019 and 2018, respectively.

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

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

The Company classifies interest and penalties associated with the payment of income taxes, if any, in the Other Income (Expense) section of its consolidated statements of operations.  The Company incurred no interest or penalties for the fiscal years ended September 30, 2019 and 2018.

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

In January 2017, the FASB issued guidance simplifying the current two-step goodwill impairment test by eliminating Step 2 of the test.  The guidance requires a one-step impairment test in which an entity compares the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any.  This guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, and should be applied on a prospective basis.  Early adoption is permitted for the interim or annual goodwill impairment tests

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

performed on testing dates after January 1, 2017. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and disclosures.

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

In February 2016, the FASB issued guidance requiring a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months.  Consistent with current GAAP, the recognition, measurement and presentation of expense and cash flows arising from a lease by a lessee primarily will depend on its classification of the lease as a finance or operating lease.  However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, the new guidance will also require operating leases of the lessee to be recognized on the balance sheet if the operating lease term is more than 12 months.  The guidance also requires disclosures to help investors and other financial statement users to better understand the amount, timing and uncertainty of cash flows arising from leases.  These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements.  The guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2018 and is to be applied using the modified retrospective approach.  The Company will adopt this guidance in its first quarter of its fiscal year ending September 30, 2020.  Effective May 1, 2019, the Company became a lessee under an office lease agreement with a term longer than one year and will follow the guidance of the new standard regarding this lease contract.  The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

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

Under the new standard, the Company recognizes revenue from product sales and services when performance of contractual obligations are satisfied, generally when control of the promised goods or services is transferred to its customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services.

  The Company primarily derives product revenue from the sale of its manufactured products.  Revenue from these product sales is recognized when obligations under the terms of a contract are satisfied, control is transferred and collectability of the sales price is reasonably assured.  Transfer of control generally occurs with shipment or delivery, depending on the terms of the underlying contract.  Most of the Company’s products do not require installation assistance or sophisticated instruction.  The Company’s products are generally sold without any customer acceptance provisions, and the Company’s standard terms of sale do not allow customers to return products for credit.  We offer a standard product warranty, which obligates us, in certain circumstance, to repair or replace our products having manufacturing defects.  We maintain a reserve for future warranty costs based on historical experience or, in the absence of historical experience, management estimates.

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

The cumulative effect of the changes made to the Company’s consolidated balance sheet as of October 1, 2018 resulting from the adoption of the new standard was not material and did not impact beginning retained earnings.  The impact on the timing of sales and services for the fiscal year ended September 30, 2019 resulting from the application of the new standard was not material.

As permissible under the new standard, sales taxes and transaction-based taxes are excluded from revenue.  The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Additionally, the Company expenses costs incurred to obtain contracts when incurred because the amortization period would be one year or less.  These costs are recorded in selling, general and administrative expenses.

At September 30, 2019 and September 30, 2018 the Company had deferred contract liabilities of zero and $0.2 million, respectively, included as a component of deferred revenue.  The Company had deferred contract costs of zero and $27,000 at September 30, 2019 and September 30, 2018, respectively, included as a component of prepaid expenses and other current assets.  During the fiscal year ended September 30, 2019, the Company recognized revenue of $0.2 million from deferred contract liabilities and cost of revenue of $27,000 from deferred contract costs.

For each of the Company’s operating segments, the following table presents revenue only from the sale of products and the performance of services under contracts with customers.  The table excludes all revenue earned from rental contracts (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2019	2018
Oil and Gas Markets Product and Services Revenue:
Traditional exploration	$8,712	$11,795
Wireless exploration	4,362	6,851
Reservoir	2,554	4,533
Total revenue	15,628	23,179

Adjacent Markets Product and Services Revenue:
Industrial	18,324	18,352
Imaging	11,736	11,489
Total revenue	30,060	29,841

Emerging Markets Product and Services Revenue:
Revenue	159	286

Total	$45,847	$53,306

See Note 21 for more information on the Company’s operating segments.

For each of the geographic areas where the Company operates, the following table presents revenue (in thousands) from the sale of products and services under contracts with customers.  The table excludes all revenue earned from rental contracts:

	YEAR ENDED SEPTEMBER 30,
	2019	2018
Asia	$6,025	$2,143
Canada	2,558	13,044
Europe	6,569	4,652
United States	28,763	31,296
Other	1,932	2,171
	$45,847	$53,306

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

3. Business Acquisitions

OptoSeis® fiber optic sensing technology

On November 13, 2018, the Company acquired all of the intellectual property and related assets of the OptoSeis® fiber optic sensing technology business from PGS Americas, Inc.  The assets of the OptoSeis® business are included in the Company’s Oil and Gas Markets business segment.  The acquisition represented the Company’s strategy for the addition of breadth to its PRM and other products.  The acquisition purchase price consisted of cash at closing of approximately $1.8 million and contingent earn-out payments of up to $23.2 million over a five-and-a half year period beginning on the date of acquisition.  The contingent cash payments will be derived from certain eligible product and service revenue generated during the earn-out period.

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

For the fiscal year ended September 30, 2019, the estimated fair value of the acquired OptoSeis® assets was revised, including a $1.8 million addition to machinery and equipment, which was offset by a $1.0 million decrease in goodwill and a $0.8 million decrease in other intangible assets.

Quantum Technology Sciences, Inc.

  On July 27, 2018, the Company acquired Quantum Technology Sciences, Inc., a Florida-based tactical security and surveillance systems solutions provider (“Quantum”) through a merger of the Company’s subsidiary with and into Quantum, with Quantum as the surviving corporation.  The acquisition represented the Company’s strategy to expand its product revenues, as well as its engineering and manufacturing competencies, to markets outside the oil and gas industry.

The acquisition purchase price for Quantum consisted of a cash down payment at closing of approximately $4.4 million and contingent earn-out payments of up to $23.5 million over a four-year period.

In connection with the acquisition the Company recorded goodwill of $4.3 million (not deductible for tax purposes) and other intangible assets of $8.2 million and established an initial contingent earn-out liability of $7.7 million.  Current assets and current liabilities of $0.2 million and $0.6 million were acquired in the transaction.  The contingent earn-out payments, if any, which may be paid in the form of cash or Company stock, will be derived from certain eligible revenue that may be generated during the four-year earn-out period.

Acquisition related costs of $0.3 million incurred in connection with the transaction are included in selling, general and administrative expenses in the Company’s consolidated financial statements.

4. Short-term Investments

During the fiscal years ended September 30, 2019 and 2018 the Company realized losses of $66,000 and $11,000, respectively, from the sale of short-term investments.  These realized losses are recorded in Other Income on the consolidated statements of operations.  The Company had no short-term investments at September 30, 2019.  At September 30, 2018, the Company’s short-term investments were composed of the following (in thousands):

	AS OF SEPTEMBER 30, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate bonds	$17,851	$—	$(60)	$17,791
Government bonds	7,702	—	(22)	7,680
Total	$25,553	$—	$(82)	$25,471

5. Derivative Financial Instruments

At September 30, 2019 and 2018, the Company’s Canadian subsidiary had CAN$9.3 million and CAN$20.4 million, respectively, of Canadian dollar denominated intercompany accounts payable owed to one of the Company’s U.S subsidiaries.  In order to mitigate its exposure to movements in foreign currency rates between the U.S. dollar and Canadian dollar, the Company

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

routinely enters into foreign currency forward contracts to hedge a portion of its exposure to changes in the value of the Canadian dollar.  At September 30, 2019 and 2018, the Company had short-term hedge contracts of CAN$7.0 million and CAN$30.0 with a United States bank to reduce the impact on cash flows from movements in the Canadian dollar/U.S. dollar currency exchange rate, but have not been designated as a hedge for accounting purposes.

The following table summarizes the gross fair value of all derivative instruments, which are not designated as hedging instruments and their location in the consolidated balance sheets (in thousands):

Derivative Instrument	Location	AS OF SEPTEMBER 30,
		2019	2018
Foreign Currency Forward Contracts	Accrued Expenses and Other Current Liabilities	$4	$270

The following table summarizes the impact of the Company’s derivatives on the consolidated statements of operations (in thousands):

		YEAR ENDED SEPTEMBER 30,
Derivative Instrument	Location	2019	2018
Foreign Currency Forward Contracts	Other Income (Expense)	$552	$779

Amounts in the above table include realized and unrealized derivative gains and losses.

6. Fair Value of Financial Instruments

The Company’s financial instruments generally included cash and cash equivalents, short-term investments, a foreign currency forward contract, trade, notes and financing lease receivables and accounts payable.  Due to the short-term maturities of cash and cash equivalents, trade and other receivables and accounts payable, the carrying amounts approximate fair value on the respective balance sheet dates.  The valuation technique used to measure the fair value of the contingent consideration was derived from models utilizing market observable inputs.

The Company measures short-term investments and derivatives at fair value on a recurring basis.

The following tables present the fair value of the Company’s short-term investments, contingent consideration and foreign currency forward contracts by valuation hierarchy and input (in thousands):

	AS OF SEPTEMBER 30, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)	Totals
Contingent consideration	$—	$—	$(9,940)	$(9,940)
Foreign currency forward contract	—	(4)	—	(4)
Total	$-	$(4)	$(9,940)	$(9,944)

	AS OF SEPTEMBER 30, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)	Totals
Short-term investments
Corporate bonds	$17,791	$—	$—	$17,791
Government bonds	7,680	—	—	7,680
Contingent consideration	—	—	(7,713)	(7,713)
Foreign currency forward contract	—	(270)	—	(270)
Total	$25,471	$(270)	$(7,713)	$17,488

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Assets and liabilities measured on a nonrecurring basis

The measurements utilized to determine the implied fair value of the Company’s long-lived assets and contingent consideration as of September 30, 2019 represented significant unobservable inputs (Level 3).

The following table summarizes changes in the fair value of the Company’s Level 3 financial instruments for the fiscal year ended September 30, 2019:

Balance at October 1, 2018	$7,713
Contingent consideration pursuant to acquisitions	4,342
Fair value adjustments	(2,115)
Balance at September 30, 2019	$9,940

Adjustments to the fair value of the contingent consideration are based on Monte Carlo simulations utilizing inputs which include market comparable information and management assessments regarding potential future scenarios.  The Company believes its estimates and assumptions are reasonable, however, there is significant judgement involved.

7. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following (in thousands):

	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance at October 1, 2017	$(58)	$(14,172)	$(14,230)
Other comprehensive loss	(24)	(1,365)	(1,389)
Balance at September 30, 2018	(82)	(15,537)	(15,619)
Other comprehensive income (loss)	82	(220)	(138)
Balance at September 30, 2019	$-	$(15,757)	$(15,757)

8. Accounts and Financing Receivables

Trade accounts receivable consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2019	2018
Trade accounts receivable	$25,144	$15,776
Allowance for doubtful accounts	(951)	(1,453)
	$24,193	$14,323

The allowance for doubtful accounts represents the Company’s best estimate of probable credit losses.  The Company determines the allowance based upon historical experience and a current review of its accounts receivable balances.  Accounts receivable balances are charged off against the allowance whenever it is probable that the receivable balance will not be recoverable.

   Trade accounts receivable at September 30, 2019 includes $8.5 million due from an international seismic marine customer that, as of September 30, 2019 rented a significant amount of marine nodal equipment from the Company.  The Company has experienced cash collection difficulties with this customer throughout fiscal year 2019 due to the customer’s inability to generate enough cash flow to pay its obligations in a timely manner.  In November 2019, the Company accepted from the customer a plan to bring the Company’s current and future unpaid invoices to a satisfactory status.  This plan contemplates completion during the Company’s second fiscal quarter ending March 31, 2020, and is premised upon the customer’s (i) projections of free cash flows from an existing contract with a third-party and (ii) potential access to capital transactions and/or future borrowing availability from its bank.  While the Company has significant concerns about the ultimate collection of its accounts receivable from this customer, it has not, and does not currently intend to, provide any significant bad debt reserves toward its outstanding accounts receivable balance from this customer unless and until it becomes probable (in the Company’s judgement) that the customer cannot (i) generate free cash flows from its existing contract and (ii) complete capital transactions and/or borrow from its bank.

See Note 1 to these consolidated financial statements for information on concentrations of credit risk.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Financing receivables are reflected in the following table (in thousands):

	AS OF SEPTEMBER 30,
	2019	2018
Promissory notes	$780	$5,646
Sales-type lease	2,692	5,533
Total financing receivables	3,472	11,179
Unearned income:
Promissory notes	—	(95)
Sales-type lease	(55)	(237)
Total unearned income	(55)	(332)
Total financing receivables, net of unearned income	3,417	10,847
Allowance for doubtful promissory notes	—	(1,849)
Less current portion	(3,233)	(4,258)
Non-current financing receivables	$184	$4,740

Promissory notes receivable are generally collateralized by the products sold, and bear interest at rates ranging up to 5% per year.  The promissory notes receivable mature at various times through May 2021.  The Company has, on occasion, extended or renewed notes receivable as they mature, but there is no obligation to do so.

The Company entered into a sales-type lease in September 2017 resulting from the sale of rental equipment.  The sales-type lease has a term of three years.  Future minimum lease payments required under the lease at September 30, 2019 were $2.9 million, including $0.1 million of unearned income.  The future minimum lease payments are due in fiscal year 2020.  The ownership of the equipment will transfer to the lessee at the end of the lease term.

9. Inventories

Inventories consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2019	2018
Finished goods	$17,967	$18,802
Work in process	3,681	7,926
Raw materials	55,781	54,290
Obsolescence reserve	(32,050)	(30,551)
	45,379	50,467
Less current portion	23,855	18,812
Non-current portion	$21,524	$31,655

Inventory obsolescence expense totaled approximately $4.6 million and $4.4 million during fiscal years 2019 and 2018, respectively.  Raw materials include semi-finished goods and component parts that totaled approximately $25.2  million and $29.0 million at September 30, 2019 and 2018, respectively.

10. Rental Equipment

Rental equipment consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2019	2018
Rental equipment, primarily wireless recording equipment	$107,645	$76,245
Accumulated depreciation and impairment	(45,583)	(36,700)
	$62,062	$39,545

Rental equipment depreciation expense was $13.7 million and $10.2 million in fiscal years 2019 and 2018, respectively.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

11. Property, Plant and Equipment

On August 1, 2019, the Company sold its real property located at 7334-7340 Gessner Road, Houston, Texas for a cash price of $8.3 million and realized a gain on disposal of property of $7.0 million.  The property was unencumbered.

Property, plant and equipment consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2019	2018
Land and land improvements	$7,933	$8,552
Building and building improvements	24,582	31,070
Machinery and equipment	54,760	52,523
Furniture and fixtures	1,376	1,362
Tools and molds	2,710	2,256
Construction in progress	512	503
Leasehold improvements	85	—
Transportation equipment	75	31
	92,033	96,297
Accumulated depreciation and impairment	(60,559)	(62,673)
	$31,474	$33,624

Property, plant and equipment depreciation expense was $4.0 million and $4.0 million in fiscal years 2019 and 2018, respectively.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

12. Goodwill and Other Intangible Assets

In connection with the November 2018 acquisition of all the intellectual property and related assets of the OptoSeis® fiber optic sensing technology business from PGS Americas, Inc., the Company recorded goodwill of $0.7 million and other intangible assets of $3.7 million.

In connection with the acquisition of Quantum in July 2018, the Company recorded goodwill of $4.3 million and other intangible assets of $8.2 million.

Goodwill represents the excess cost of the businesses acquired over the fair market value of identifiable net assets at the dates of acquisition.

At September 30, 2019, the Company evaluated its goodwill and other intangible assets for impairment and determined there was no impairment.  The determination of the fair value requires estimates and projections of future revenue.  These estimates and projections can be unpredictable, particularly for Quantum as an emerging business.  Also see Note 1 to these consolidated financial statements.

As a result of these acquisitions, the Company’s consolidated goodwill and other intangible assets consisted of the following (in thousands):

	Weighted-Average Remaining Useful Lives (in years)	AS OF SEPTEMBER 30,
		2019	2018
Goodwill		$5,008	$4,343
Other intangible assets:
Developed technology	16.9	5,918	4,200
Customer relationships	2.9	3,900	2,500
Trade names	3.9	1,930	1,400
Non-compete agreements	3.0	170	100
Total other intangible assets	10.0	11,918	8,200
Accumulated amortization		(1,855)	(194)
		$10,063	$8,006

Other intangible assets amortization expense was $1.7 million and $0.2 million in fiscal years 2019 and 2018, respectively.

As of September 30, 2019, future estimated amortization expense of other intangible assets is as follows (in thousands):

For fiscal years ending September 30,
2020	$1,732
2021	1,732
2022	1,624
2023	714
2024	342
Thereafter	3,919
$10,063

13. Long-Term Debt

The Company had no long-term debt outstanding at September 30, 2019 and 2018.

On March 2, 2011, the Company entered into a credit agreement with Frost Bank (the “Original Credit Agreement”).  The Original Credit Agreement has been amended periodically since 2011 (as so amended, the “Credit Agreement”).  In November 2018, the Company extended the maturity of the Credit Agreement from April 2019 to April 2020.  In March 2019, the Company entered into an amendment to the Credit Agreement that altered the unencumbered liquid assets covenant to (i) reduce the minimum threshold from $10 million to $5 million and (ii) include unencumbered assets held outside the United States.  The amendment also added

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

another financial covenant that requires the Company to maintain a tangible net worth of not less than $140 million. Additionally, pursuant to the amendment, the Company’s principal place of business and the related real estate, located at 7007 Pinemont Drive, Houston, Texas was added as collateral securing its obligations under the credit agreement.  In November 2019, we further amended the credit agreement to (i) extend the maturity date from April 2020 to April 2022, (ii) increase the unencumbered liquid assets covenant threshold from $5 million to $10 million effective in the first quarter of fiscal year 2021, (iii) to increase the tangible net worth requirement from $140 million to $145 million in the first quarter of fiscal year 2021 and (iv) remove the requirement that we obtain the consent of Frost Bank prior to paying dividends or repurchasing stock so long as we are in compliance with the covenants of the credit agreement.  Under the Credit Agreement, the Company can borrow up to $30.0 million with amounts available for borrowing determined by a borrowing base.  The borrowing base is determined based upon certain of the Company’s assets which include (i) 80% of certain accounts receivable plus (ii) 50% of certain notes receivable (such result not to exceed $10 million) plus (iii) 25% of certain inventories (such result not to exceed $20 million). Subject to the borrowing base calculation, as of September 30, 2019, the amount available for borrowing was $27.0 million.  Several of the Company’s domestic subsidiaries have guaranteed the obligations of the Company under the Credit Agreement and such subsidiaries have secured their obligations under such guarantees by the pledge of substantially all of the assets of such subsidiaries.  The Company is required to make monthly interest payments on borrowed funds.  The Credit Agreement limits the incurrence of additional indebtedness and contains other covenants customary in agreements of this type.  The interest rate for borrowings under the Credit Agreement is based on the Wall Street Journal prime rate, which was 5.0% at September 30, 2019.  At September 30, 2019, the Company was in compliance with all covenants under the Credit Agreement.

14. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2019	2018
Product warranty	$229	$688
Compensated absences	1,603	1,329
Legal and professional fees	356	434
Payroll	1,031	960
Property and sales taxes	1,972	1,977
Medical claims	496	450
Other	683	988
	$6,370	$6,826

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

15. Employee Benefits

The Company’s U.S. employees are participants in the Geospace Technologies Corporation’s Employee’s 401(k) Retirement Plan (the “Plan”), which covers substantially all eligible employees in the United States.  The Plan is a qualified salary reduction plan in which all eligible participants may elect to have a percentage of their compensation contributed to the Plan, subject to certain guidelines issued by the Internal Revenue Service.  The Company’s share of discretionary matching contributions was approximately $0.9 million and $0.8 million in fiscal years 2019 and 2018, respectively.

The Company’s stock incentive plans in which key employees may participate are discussed in Note 16 to these consolidated financial statements.

16. Stockholders’ Equity

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

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

In February 2014, the board of directors and stockholders approved the 2014 Long Term Incentive Plan (the “2014 Plan”), which replaced the 1997 Plan.  Under the 2014 Plan, an aggregate of 1,500,000 shares of common stock may be issued.  The Company is authorized to issue nonqualified and incentive stock options to purchase common stock, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) to key employees, directors and consultants under the 2014 Plan.  Options have a term not to exceed ten years, with the exception of incentive stock options granted to employees owning ten percent or more of the outstanding shares of common stock, which have a term not to exceed five years.  The exercise price of any option may not be less than the fair market value of the common stock on the date of grant.  In the case of incentive stock options granted to an employee owning ten percent or more of the outstanding shares of common stock, the exercise price of such option may not be less than 110% of the fair market value of the common stock on the date of grant.  An RSU represents a contingent right to receive one share of the common stock upon vesting.  Under the 2014 Plan, the Company may issue RSAs and RSUs to employees for no payment by the employee or for a payment below the fair market value on the date of grant.  The RSAs and RSUs are subject to certain restrictions described in the 2014 Plan.

At September 30, 2019, an aggregate of 477,015 shares of common stock were available for issuance under the 2014 Plan.  No further awards of stock options may be made under the 1997 Plan.

The following table summarizes the combined activity under the equity incentive plans for the indicated periods:

	Number of Nonqualified Options Outstanding	Weighted Average Exercise Price per Share	Number of RSAs	Weighted Average Grant-date Fair Value per Share	Number of RSUs	Weighted Average Grant-date Fair Value per Unit
Outstanding at October 1, 2017	201,800	$17.47	288,800	$28.92	—	$—
Granted	—	—	176,450	15.13	—	—
Exercised	(7,700)	8.78	—	—	—	—
Forfeited	(4,000)	17.63	(21,925)	18.75	—	—
Vested	—	—	(116,100)	45.19	—	—
Outstanding at September 30, 2018	190,100	17.81	327,225	16.42	—	—
Granted	—	—	8,000	14.59	161,800	15.17
Exercised	(24,500)	8.78	—	—	(500)	15.17
Forfeited	—	—	(2,875)	14.60	(24,010)	15.17
Vested	—	—	(111,938)	16.18	—	—
Outstanding at September 30, 2019	165,600	$19.15	220,412	$16.50	137,290	$15.17

During fiscal years 2019 and 2018, the Company issued 8,000 and 176,450 RSAs, respectively, to certain of its employees under the 2014 Plan, as amended.  The weighted average grant date fair value of each RSA issued for fiscal year 2019 and 2018 was $14.59 and $15.13 per share, respectively.  The total grant date fair value of all RSAs issued for fiscal years 2019 and 2018 was $0.1 million and $2.7 million, respectively, which will be charged to expense over the next four years as the restrictions lapse.  Compensation expense for the RSAs was determined based on the closing market price of the Company’s stock on the date of grant applied to the total number of shares that are anticipated to fully vest.  Recipients of RSAs are entitled to vote such shares and are entitled to dividends, if paid.

During fiscal year 2019, the Company issued 161,800 RSUs to certain of its employees, executive officers and directors under the 2014 Plan, as amended.  The RSUs issued include both time-based and performance-based vesting provisions.  The weighted average grant date fair value of each RSU was $15.11 per unit.  The total grant date fair value of all RSUs issued was $2.4 million, which will be charged to expense over the next four years as the restrictions lapse.  Compensation expense for RSUs was determined based on the closing market price of the Company’s stock on the date of grant applied to the total number of units that are anticipated to fully vest.

All RSAs and RSUs outstanding at September 30, 2019 and 2018 were issued from the 2014 Plan.  45,000 stock options outstanding at September 30, 2019 were issued under the 1997 Plan.  All remaining stock options outstanding were issued under the 2014 Plan.  All stock options outstanding are nonqualified options.

The total intrinsic value of the Company’s nonqualified stock options exercised during fiscal year 2019 and 2018 was $0.1 million and $41,000, respectively.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes information about stock options outstanding and exercisable at September 30, 2019:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Term (in years)	Weighted Average Exercise Price	Intrinsic Value	Shares	Weighted Average Remaining Term (in years)	Weighted Average Exercise Price	Intrinsic Value
$14.87	69,300	6.1	$14.87	$34,650	—	—	$—	$—
$21.42 to $21.95	84,300	4.5	21.63	—	33,000	0.4	21.95	—
$26.48 to $26.48	12,000	0.9	26.48	—	12,000	0.9	26.48	—
	165,600	4.9	$19.15	$34,650	45,000	0.5	$23.16	$—

The Company recognized $2.3 million and $2.3 million of stock-based compensation expense for the fiscal years ended September 30, 2019 and 2018, respectively.  As of September 30, 2019, the Company had unrecognized compensation expense of $2.2 million relating to RSAs which is expected to be recognized over a weighted average period of 2.0 years.  As of September 30, 2019, the Company had unrecognized compensation expense of $1.7 million relating to RSUs which is expected to be recognized over a weighted average period of 3.2 years.  In addition, the Company had $8,000 of unrecognized compensation expense related to nonqualified stock option awards which is expected to be recognized over a weighted average period of 0.1 years.

17. Income Taxes:

Components of income (loss) before income taxes were as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2019	2018
United States	$4,105	$(19,231)
Foreign	(1,834)	(561)
	$2,271	$(19,792)

The provision (benefit) for income taxes consisted of the following (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2019	2018
Current
Federal	$(16)	$(613)
Foreign	2,401	51
State	16	—
	2,401	(562)
Deferred:
Federal	—	—
Foreign	16	(18)
	16	(18)
	$2,417	$(580)

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Actual income tax expense (benefit) differs from income tax expense computed by applying the U.S. statutory federal tax rate of 21% and 24% (blended) for the fiscal years ended September 30, 2019 and 2018 as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2019	2018
Expense (benefit) for U.S federal income tax at statutory rate	$477	$(4,849)
Effect of foreign income taxes	(101)	(47)
Research and experimentation tax credit	(812)	(320)
State income taxes, net of federal income tax benefit	(161)	(23)
Nondeductible expenses	105	33
Resolution of prior years’ tax matters	14	(657)
Change in valuation allowance	964	(4,237)
Impact on deferred taxes due to change in tax rate	—	8,116
Difference in U.S. tax rate from assumed rate	—	511
Change in fair value of contingent consideration	(444)	—
Foreign income tax withholding	2,358	11
Disallowance of stock compensation adjustments in excess of book	31	895
Other items	(14)	(13)
	$2,417	$(580)
Effective tax rate	106.4%	2.9%

The income tax expense for fiscal year 2019 primarily reflects foreign withholding tax on rental income earned in Nigeria and Brunei.  The income tax benefit for fiscal year 2018 primarily reflects a $0.7 million tax refund resulting from the filing of an amended U.S. tax return.  The Company is currently unable to record any tax benefits for its tax losses in the U.S. and Canada due to the uncertainty surrounding its ability to utilize such losses in the future to offset taxable income.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s net deferred income tax asset were as follows (in thousands):

	AS OF SEPTEMBER 30, 2019			AS OF SEPTEMBER 30, 2018
	U.S.	Non U.S.	Total	U.S.	Non U.S.	Total
Deferred income tax assets:
Allowance for doubtful accounts	$189	$3	$192	$545	$8	$553
Inventories	7,652	79	7,731	6,870	68	6,938
Loss and tax credit carry-forwards	18,156	4,221	22,377	17,056	4,151	21,207
Stock-based compensation	691	—	691	614	—	614
Accrued product warranty	43	4	47	136	8	144
Accrued compensated absences	313	—	313	259	—	259
Property and equipment	—	462	462	—	457	457
Prepaid income taxes	753	—	753	714	—	714
Other reserves	13	8	21	56	6	62
	27,810	4,777	32,587	26,250	4,698	30,948
Deferred income tax liabilities:
Allowance for doubtful accounts	—	—	—	—	(6)	(6)
Intangible assets	(1,386)	(5)	(1,391)	(1,681)	—	(1,681)
Property, plant and equipment and other	(4,919)	(59)	(4,978)	(3,622)	(59)	(3,681)
Subtotal deferred income tax assets	21,505	4,713	26,218	20,947	4,633	25,580
Valuation allowance	(21,502)	(4,531)	(26,033)	(20,931)	(4,448)	(25,379)
Net deferred income tax assets	$3	$182	$185	$16	$185	$201

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Deferred income tax assets and liabilities are reported as follows in the accompanying consolidated balance sheets (in thousands):

	AS OF SEPTEMBER 30,
	2019	2018
Deferred income tax assets, net	$236	$246
Deferred income tax liabilities, net	(51)	(45)
	$185	$201

The 2017 Tax Act was enacted in December 2017. The 2017 Tax Act, among other things, reduces the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018, creates new taxes on certain foreign earnings and may require companies to pay a one-time transition tax on undistributed earnings of certain foreign subsidiaries that were previously tax deferred.  The Company is not required to pay a one-time transition tax on earnings of our foreign subsidiaries since there were no accumulated earnings on a consolidated basis.  As a result of the 2017 Tax Act, during the fiscal year ended September 30, 2018, the Company revalued its U.S. deferred tax assets based on a U.S. federal tax rate of 21%, which resulted in a reduction to our deferred tax assets of approximately $8.1 million.  The reduction in deferred tax assets was completely offset by a like reduction to the valuation allowance.

The financial reporting basis of investments in foreign subsidiaries exceed their tax basis.  A deferred tax liability is not recorded for this temporary difference because the investment is deemed to be permanent.  A reversal of the Company’s plans to permanently invest in these foreign operations would cause the excess to become taxable.  At September 30, 2019, the Company had $7.0 million of cash and cash equivalents held by its foreign subsidiaries.  At September 30, 2019 and 2018, the temporary difference related to undistributed earnings for which no deferred taxes have been provided was approximately $12.9 million and $12.9 million, respectively.

Tax return filings which are subject to review by local tax authorities by major jurisdiction are as follows:

•	United States—fiscal years ended September 30, 2016 through 2019
•	State of Texas—fiscal years ended September 30, 2016 through 2019
•	State of New York—fiscal years ended September 30, 2017
•	State of California – fiscal years ended September 30, 2016 through 2019
•	State of Pennsylvania – fiscal years ended September 30, 2017
•	Russian Federation—calendar years 2017 through 2019
•	Canada—fiscal years ended September 30, 2016 through 2019
•	United Kingdom—fiscal years ended September 30, 2018 through 2019
•	Colombia—calendar years 2017 through 2019

The Company had no unrecognized tax liabilities as of September 30, 2019 and 2018.

 As of September 30, 2019, the Company had net operating loss (“NOL”) carry-forwards of approximately $61.7 million in the United States, $15.2 million in Canada and $0.5 million in Russia which are available to offset future taxable income in those jurisdictions.  The NOL carry-forwards for Canada and Russia begin to expire in 2033 and 2026, respectively.  The NOL carry-forward for the United States which originated prior to the 2017 Tax Act of $41.4 million begins to expire in 2028.  The Company’s NOLs originating after the 2017 Tax Act of $17.5 million do not expire.

Management of the Company has concluded that it was more-likely-than-not that its U.S. and Canadian net deferred tax assets will not be realized in accordance with U.S. GAAP.  At September 30, 2019 and September 30, 2018, the Company had a valuation allowance against its U.S. net deferred tax assets of $21.5 million and $20.9 million, respectively, and a valuation allowance against its Canadian net deferred tax assets of $4.5 million and $4.4 million, respectively.

18. Loss Per Common Share

 Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares used in basic loss per share during the period.  Diluted loss per share is determined on the assumption that outstanding

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

RSUs have been exchanged for common stock and outstanding dilutive stock options have been exercised and the aggregate proceeds as defined were used to reacquire common stock using the average price of such common stock for the period.

The following table summarizes the calculation of net loss and weighted average common shares and common equivalent shares outstanding for purposes of the computation of loss per share (in thousands, except share and per share amounts):

	YEAR ENDED SEPTEMBER 30,
	2019	2018
Net loss	$(146)	$(19,212)
Less: Loss allocable to unvested restricted stock	—	—
Loss attributable to common shareholders for diluted earnings per share	$(146)	$(19,212)
Weighted average number of common share equivalents:
Common shares used in basic loss per share	13,388,626	13,250,867
Common share equivalents outstanding related to stock options and RSUs	—	—
Total weighted average common shares and common share equivalents used in diluted loss per share	13,388,626	13,250,867
Loss per shares:
Basic	$(0.01)	$(1.45)
Diluted	$(0.01)	$(1.45)

For the calculation of diluted loss per share for fiscal years 2019 and 2018, stock options of 165,600 and 190,600, respectively, and RSUs of 137,290 and zero, respectively, were excluded in the calculation of weighted average shares outstanding as a result of their impact being antidilutive.

19. Commitments and Contingencies

Contingent Consideration

In connection with its acquisitions of Quantum and OptoSeis, the Company recorded contingent purchase price payments, or contingent consideration, that may be owed in the future.  For both acquisitions, the contingent payments are based on future receipt of contracts awards and the resulting revenue derived from such contracts.  The Company has utilized the services of an independent valuation consultant to assist it with the estimation of the fair value of this contingent consideration.  The determination of fair value is inherently unpredictable since it requires estimates and projections of future revenue, including the size, length, timing and, in the case of Quantum, the extent of gross profits earned under its future contracts.  As a result, the Company anticipates future fair value adjustments to these liabilities over the respective earn-out periods, and these adjustments will result in either charges or credits to the Company’s operating expenses when the fair value of the contingent consideration increases or decreases, respectively.

The Company recorded an initial contingent earn-out liability of $7.7 million in connection with its July 2018 acquisition of Quantum.   Contingent payments, if any, may be paid in the form of cash or Company stock and will be derived from eligible revenue generated during a four-year earn-out period subsequent to the closing of the acquisition.  The maximum amount of contingent payments is $23.5 million over the earn-out period. For the fiscal year ended September 30, 2019, the Company recorded a $2.9 million adjustment to decrease the initial earn-out liability to its estimated fair value.

The Company recorded an initial continent earn-out liability of $4.3 million in connection with its November 2018 acquisition of all the intellectual property and related assets of the OptoSeis® fiber optic sensing technology.  Contingent cash payments, if any, will be derived from eligible revenue generated during a five-and-a-half year earn-out period subsequent to the closing of the acquisition from products and services utilizing the OptoSeis® fiber optic technology.  The maximum amount of contingent payments is $23.2 million over the earn-out period.  For the fiscal year ended September 30, 2019, the Company recorded a $0.8 million adjustment to increase the initial earn-out liability to fair value.

The Company will reassess the earn-out calculations related to this contingent consideration in future periods.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Operating Leases

The Company leases office space and certain equipment for terms of two years or less.  Rent expense was approximately $0.6 million and $0.1 million during fiscal years 2019 and 2018, respectively.  Future minimum lease obligations for the fiscal years ending September 30, 2020 and 2021 are $0.4 million and $36,000, respectively.

Legal Proceedings

The Company is involved in various pending legal actions in the ordinary course of its business.  Management is unable to predict the ultimate outcome of these actions, because of the inherent uncertainty of such actions.  However, management believes that the most probable, ultimate resolution of current pending matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

20. Supplemental Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2019	2018
Cash paid for interest	$99	$336
Cash paid (refunded) for income taxes	2,402	(649)
Non-cash investing and financing activities:
Inventory transferred to rental equipment	1,861	29,248
Inventory transferred to property, plant and equipment	126	109
Financing receivables in connection with sale of used rental equipment	—	3,984
Property, plant and equipment acquired in connection with business acquisition	1,721	—
Extinguishment of financing receivable in connection with repossession of equipment added to rental fleet	750	—

21. Segment and Geographic Information

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

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following tables summarize the Company’s segment information:

	YEAR ENDED SEPTEMBER 30,
	2019	2018
Revenue:
Oil and Gas Markets	$64,966	$44,951
Adjacent Markets	30,156	29,932
Emerging Markets	159	286
Corporate	528	579
Total	95,809	75,748
Income (loss) from operations:
Oil and Gas Markets	3,095	(14,070)
Adjacent Markets	6,234	5,345
Emerging Markets	(2,306)	(718)
Corporate	(5,990)	(11,300)
Total	1,033	(20,743)
Depreciation and amortization expenses:
Oil and Gas Markets	16,865	13,348
Adjacent Markets	466	490
Emerging Markets	1,164	194
Corporate	844	380
Total	19,339	14,412
Impairment, inventory obsolescence and stock-based compensation expenses:
Oil and Gas Markets	6,046	6,243
Adjacent Markets	92	164
Emerging Markets	68	14
Corporate	737	823
Total	6,943	7,244
Interest income:
Oil and Gas Markets	1,033	614
Adjacent Markets	1	—
Emerging Markets	—	—
Corporate	274	469
Total	1,308	1,083
Interest expense:
Oil and Gas Markets	—	2
Adjacent Markets	—	—
Emerging Markets	—	1
Corporate	99	333
Total	99	336

The Company’s manufacturing operations for its business segments are combined.  Therefore, the Company does not segregate and report separate balance sheet accounts for each of its segments and, therefore, no such segment balance sheet information is presented in the table above.

“Corporate” revenue consists of rental revenue earned from an operating lease of a surplus building located in Houston, Texas.  “Corporate” loss from operations primarily consists of the Company’s Houston headquarters general and administrative expenses.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The Company generates revenue from product sales, rentals and services from its subsidiaries located in the United States, Canada, Colombia, the Russian Federation and the United Kingdom.  Revenue information for the Company is as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2019	2018
United States	$91,222	$79,019
Canada	5,266	8,311
Colombia	408	300
Russian Federation	4,286	3,539
United Kingdom	2,905	3,095
Eliminations	(8,278)	(18,516)
	$95,809	$75,748

A summary of revenue by geographic area is as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2019	2018
Africa	$20,192	$5
Asia	10,171	2,143
Canada	5,232	15,945
Europe	25,860	4,743
United States	32,397	50,522
Other	1,957	2,390
	$95,809	$75,748

Revenue is attributed to countries based on the ultimate destination of the product sold, if known.  If the ultimate destination is not known, revenue is attributed to countries based on the geographic location of the initial shipment.

Long-lived assets, excluding deferred tax assets, were as follows (in thousands):

	AS OF SEPTEMBER 30,
	2019	2018
United States	$118,064	$106,079
Canada	10,419	13,515
Colombia	671	1,002
Russian Federation	961	1,143
United Kingdom	430	428
China	13	13
	$130,558	$122,180

Schedule II

Geospace Technologies Corporation and Subsidiaries

Valuation and Qualifying Accounts

(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses, net of Recoveries	Charged to Other Assets	(Deductions) and Additions	Balance at End of Period
Year ended September 30, 2019
Allowance for doubtful accounts on accounts and financing receivables	$3,302	$436	$—	$(2,787)	$951
Year ended September 30, 2018
Allowance for doubtful accounts on accounts and financing receivables	$2,415	$1,009	$—	$(122)	$3,302

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Assets	(Deductions) and Additions	Balance at End of Period
Year ended September 30, 2019
Inventory obsolescence reserve	$30,551	$4,614	$—	$(3,115)	$32,050
Year ended September 30, 2018
Inventory obsolescence reserve	$29,614	$4,353	$—	$(3,416)	$30,551