Form 10-Q
period 2019-12-31
GEOSPACE TECHNOLOGIES CORP
filed 2020-02-06
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended December 31, 2019 OR

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

As of January 31, 2020, the registrant had 13,661,489 shares of common stock, $.01 par value per share outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except share amounts)

(unaudited)

	December 31, 2019	September 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$10,141	$18,925
Trade accounts receivable, net	32,681	24,193
Financing receivables	2,517	3,233
Inventories	23,907	23,855
Property held for sale	691	—
Income tax receivable	11	7
Prepaid expenses and other current assets	1,960	1,001
Total current assets	71,908	71,214

Non-current financing receivables	116	184
Non-current inventories	19,223	21,524
Rental equipment, net	66,985	62,062
Property, plant and equipment, net	31,615	31,474
Operating right-of-use asset	184	—
Goodwill	5,008	5,008
Other intangible assets, net	9,630	10,063
Deferred income tax assets, net	262	236
Prepaid income taxes	65	64
Other assets	180	179
Total assets	$205,176	$202,008

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable trade	$6,339	$4,051
Accrued expenses and other current liabilities	6,241	6,370
Deferred revenue and customer deposits	3,658	2,724
Operating lease liability	160	—
Income tax payable	35	25
Total current liabilities	16,433	13,170

Contingent consideration	9,940	9,940
Non-current operating lease liability	42	—
Deferred income tax liabilities	46	51
Total liabilities	26,461	23,161

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 13,661,489 and
13,630,666 shares issued and outstanding	137	136
Additional paid-in capital	89,250	88,660
Retained earnings	104,519	105,808
Accumulated other comprehensive loss	(15,191)	(15,757)
Total stockholders’ equity	178,715	178,847
Total liabilities and stockholders’ equity	$205,176	$202,008

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended
	December 31, 2019	December 31, 2018
Revenue:
Products	$9,083	$10,459
Rental	16,615	7,416
Total revenue	25,698	17,875
Cost of revenue:
Products	9,903	11,220
Rental	5,305	3,565
Total cost of revenue	15,208	14,785

Gross profit	10,490	3,090

Operating expenses:
Selling, general and administrative	5,997	6,085
Research and development	4,296	3,171
Bad debt expense (recovery)	27	(103)
Total operating expenses	10,320	9,153

Income (loss) from operations	170	(6,063)

Other income (expense):
Interest expense	(12)	(34)
Interest income	134	272
Foreign exchange gains (losses), net	(132)	67
Other, net	(29)	(88)
Total other income (loss), net	(39)	217

Income (loss) before income taxes	131	(5,846)
Income tax expense	1,420	7
Net loss	$(1,289)	$(5,853)

Loss per common share:
Basic	$(0.10)	$(0.44)
Diluted	$(0.10)	$(0.44)

Weighted average common shares outstanding:
Basic	13,454,254	13,339,408
Diluted	13,454,254	13,339,408

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended
	December 31, 2019	December 31, 2018
Net loss	$(1,289)	$(5,853)
Other comprehensive income (loss):
Change in unrealized gains on available-for-sale securities, net of tax	—	64
Foreign currency translation adjustments	566	(218)
Total other comprehensive income (loss)	566	(154)
Total comprehensive loss	$(723)	$(6,007)

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED DECEMBER 31, 2019 AND 2018

(in thousands, expect share amounts)

(unaudited)

	Common Stock				Accumulated
			Additional		Other
			Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance at October 1, 2019	13,630,666	$136	$88,660	$105,808	$(15,757)	$178,847
Net loss	—	—	—	(1,289)	—	(1,289)
Other comprehensive income	—	—	—	—	566	566
Issuance of common stock pursuant to the vesting of restricted stock units	30,823	1	—	—	—	1
Stock-based compensation	—	—	590	—	—	590
Balance at December 31, 2019	13,661,489	137	89,250	104,519	(15,191)	178,715

Balance at October 1, 2018	13,600,541	$136	$86,116	$105,954	$(15,619)	$176,587
Net loss	—	—	—	(5,853)	—	(5,853)
Other comprehensive loss	—	—	—	—	(154)	(154)
Issuance of restricted stock	8,000	—	—	—	—	—
Forfeiture of restricted stock	(250)	—	—	—	—	—
Issuance of common stock pursuant to the exercise of stock options	24,500	—	215	—	—	215
Stock-based compensation	—	—	602	—	—	602
Balance at December 31, 2018	13,632,791	136	86,933	100,101	(15,773)	171,397

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	December 31, 2019	December 31, 2018
Cash flows from operating activities:
Net loss	$(1,289)	$(5,853)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income tax benefit	(25)	(61)
Rental equipment depreciation	4,443	2,711
Property, plant and equipment depreciation	930	919
Amortization of intangible assets	433	362
Amortization of premiums on short-term investments	—	(7)
Stock-based compensation expense	590	602
Bad debt expense (recovery)	27	(103)
Inventory obsolescence expense	1,436	1,428
Gross profit from sale of used rental equipment	(284)	—
Gain on disposal of property, plant and equipment	(14)	—
Realized loss on short-term investments	—	59
Effects of changes in operating assets and liabilities:
Trade accounts and other receivables	(8,460)	1,824
Income tax receivable	(4)	—
Inventories	(3,126)	(6,302)
Prepaid expenses and other current assets	(949)	(1,472)
Prepaid income taxes	(1)	(12)
Accounts payable trade	2,284	4,240
Accrued expenses and other	(283)	2,008
Deferred revenue and customer deposits	925	879
Income tax payable	9	50
Net cash provided by (used in) operating activities	(3,358)	1,272

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,670)	(717)
Proceeds from the sale of property, plant and equipment	40	—
Investment in rental equipment	(5,152)	(10,164)
Proceeds from the sale of used rental equipment	1,146	728
Proceeds from the sale of short-term investments	—	16,081
Business acquisition	—	(1,819)
Payments for damages related to insurance claim	—	(118)
Proceeds from insurance claim	—	78
Net cash provided by (used in) investing activities	(5,636)	4,069

Cash flows from financing activities:
Proceeds from the exercise of stock options	—	215
Net cash provided by financing activities	—	215

Effect of exchange rate changes on cash	210	(379)
Increase (decrease) in cash and cash equivalents	(8,784)	5,177
Cash and cash equivalents, beginning of fiscal year	18,925	11,934
Cash and cash equivalents, end of fiscal period	$10,141	$17,111

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$12	$34
Cash paid for income taxes	1,440	7
Inventory transferred to rental equipment	4,070	7,353

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.   Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet of Geospace Technologies Corporation and its subsidiaries (the “Company”) at September 30, 2019 was derived from the Company’s audited consolidated financial statements at that date.  The consolidated balance sheet at December 31, 2019 and the consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the three months ended December 31, 2019 and 2018 were prepared by the Company without audit.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows were made.  All intercompany balances and transactions have been eliminated.  The results of operations for the three months ended December 31, 2019 are not necessarily indicative of the operating results for a full year or of future operations.

Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America were omitted pursuant to the rules of the Securities and Exchange Commission.  The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended September 30, 2019.

 Reclassifications

Certain amounts previously presented in the consolidated financial statements have been reclassified to conform to the current year presentation.  Such reclassifications had no effect on previously reported net loss, stockholders equity or cash flows.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) of America requires the use of estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The Company considers many factors in selecting appropriate operational and financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these consolidated financial statements.  The Company continually evaluates its estimates, including those related to bad debt reserves, inventory obsolescence reserves, self-insurance reserves, product warranty reserves, impairment of long-lived assets and deferred income tax assets.  The Company bases its estimates on historical experience and various other factors that are believed to be reasonable under the circumstances.  While management believes current estimates are reasonable and appropriate, actual results may differ from these estimates under different conditions or assumptions.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity at the time of purchase of three months or less to be cash equivalents.  At December 31, 2019, cash and cash equivalents included $6.9 million held by the Company’s foreign subsidiaries and branch offices.  If the Company were to repatriate the cash held by its foreign subsidiaries, it would be required to accrue and pay taxes on any amount repatriated under rates enacted by The Tax Cuts and Jobs Act (“2017 Tax Act”).

Recently Adopted Accounting Pronouncements

 In February 2016, the Financial Accounting Standards Board (“FASB”) issued guidance requiring a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months.  Consistent with current GAAP, the recognition, measurement and presentation of expense and cash flows arising from a lease by a lessee primarily will depend on its classification of the lease as a finance or operating lease.  However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, the new guidance will also require operating leases of the lessee to be recognized on the balance sheet if the operating lease term is more than 12 months.  The guidance also requires disclosures to help investors and other financial statement users to better understand the amount, timing and uncertainty of cash flows arising from leases.  These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements.  The Company adopted this guidance on October 1, 2019 using the optional transition method, which allows it to initially apply the new guidance at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings.  The adoption of this guidance had an immaterial impact on the Company’s consolidated financial statements, and there was no adjustment made to the opening balance of retained earnings.

In June 2018, the FASB issued guidance expanding the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from non-employees.  The Company adopted this guidance on October 1, 2019.  The adoption of this guidance did not have any material impact on its consolidated financial statements.

In August 2018, the FASB issued guidance requiring certain existing disclosure requirements in ASC Topic 820, Fair Value Measurements and Disclosures, to be modified or removed, and certain new disclosure requirements to be added to this standard.  In addition, the guidance allows entities to exercise more discretion when considering fair value measurement disclosures.  The Company adopted this guidance on October 1, 2019.  The adoption of this guidance did not have any impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued guidance simplifying the current two-step goodwill impairment test by eliminating Step 2 of the test.  The guidance requires a one-step impairment test in which an entity compares the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any.  This guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, and should be applied on a prospective basis.  Early adoption is permitted for the interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company will adopt this standard during the first quarter of its fiscal year ending September 30, 2021 and is currently evaluating the impact of this new guidance on its financial statements.

In June 2016, the FASB issued guidance surrounding credit losses for financial instruments that replaces the incurred loss impairment methodology in generally accepted accounting principles.  The new impairment model requires immediate recognition of estimated credit losses expected to occur for most financial assets and certain other financial instruments.  For available-for-sale debt securities with unrealized losses, credit losses will be recognized as allowances rather than reductions in the amortized cost of the securities.  The standard is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years.  Early adoption for a fiscal year beginning after December 15, 2018 is permitted.  Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first effective reporting period.  The Company will adopt this standard during the first quarter of its fiscal year ending September 30, 2021 and is currently evaluating the impact of this new guidance on its consolidated financial statements.

2.   Revenue Recognition

On October 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers. This new standard applies to contracts for the sale of products and services, and does not apply to contracts for the rental or lease of products.  The Company adopted the new standard using the modified retrospective method applied to those contracts that were not completed as of September 30, 2018.  Results for reporting periods beginning October 1, 2018 are presented under the new standard and prior period amounts were not restated.

Under the new standard, the Company recognizes revenue when performance of contractual obligations are satisfied, generally when control of the promised goods or services is transferred to its customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services.

The Company primarily derives product revenue from the sale of its manufactured products.  Revenue from these product sales, including the sale of used rental equipment, is recognized when obligations under the terms of a contract are satisfied, control is transferred and collectability of the sales price is reasonably assured.  In situations where collectability of the sales price is not reasonably assured, the Company recognizes the sales price on a cash basis.  Transfer of control generally occurs with shipment or delivery, depending on the terms of the underlying contract.  The Company’s products are generally sold without any customer acceptance provisions, and the Company’s standard terms of sale do not allow customers to return products for credit.

Revenue from engineering services is recognized as services are rendered over the duration of a project, or as billed on a per hour basis.  Field service revenue is recognized when services are rendered and is generally priced on a per day rate.

The Company also generates revenue from short-term rentals under operating leases of its manufactured products.  Rental revenue is recognized as earned over the rental period and collectability of the rent is reasonably assured.  Rentals of the Company’s equipment generally range from daily rentals to minimum rental periods of up to six months or longer.  The Company has determined that the new standard does not apply to rental contracts, which are within the scope of other revenue recognition accounting standards.

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

At December 31, 2019 and September 30, 2019, the Company had no deferred contract liabilities or deferred contract costs.   During the three months ended December 31, 2019 and 2018, the Company recognized revenue of zero and $0.1 million, respectively, from deferred contract liabilities and cost of revenue of zero and $8,000, respectively, from deferred contract costs.

For each of the Company’s operating segments, the following table presents revenue only from the sale of products and the performance of services under contracts with customers (in thousands).  Therefore, the table excludes all revenue earned from rental contracts.

	Three Months Ended
	December 31, 2019	December 31, 2018
Oil and Gas Markets
Traditional exploration product revenue	$2,330	$2,726
Wireless exploration product revenue	404	144
Reservoir product revenue	180	888
Total revenue	2,914	3,758

Adjacent Markets
Industrial product revenue	3,596	3,562
Imaging product revenue	2,476	3,051
Total revenue	6,072	6,613

Emerging Markets
Revenue	97	88

Total	$9,083	$10,459

See note 13 for more information on the Company’s operating segments.

For each of the geographic areas where the Company operates, the following table presents revenue (in thousands) from the sale of products and services under contracts with customers.  The table excludes all revenue earned from rental contracts:

	Three Months Ended
	December 31, 2019	December 31, 2018
Asia	$445	$1,558
Canada	473	288
Europe	1,413	915
United States	6,597	6,610
Other	155	1,088
Total	$9,083	$10,459

Revenue is attributable to countries based on the ultimate destination of the product sold, if known.  If the ultimate destination is not known, revenue is attributable to countries based on the geographic location of the initial shipment.

3.   Derivative Financial Instruments

At December 31, 2019 and September 30, 2019, the Company’s Canadian subsidiary had CAD $8.3 million and CAD $9.3 million, respectively, of Canadian dollar denominated intercompany accounts payable owed to one of the Company’s U.S. subsidiaries.  In order to mitigate its exposure to movements in foreign currency rates between the U.S. dollar and Canadian dollar, the Company routinely enters into foreign currency forward contracts to hedge a portion of its exposure to changes in the value of the Canadian dollar.  At December 31, 2019 and September 30, 2019, the Company had short-term hedge contracts of CAD $6.0 million and CAD $7.0 million, respectively, with a United States bank to reduce the impact on cash flows from movements in the Canadian dollar/U.S. dollar currency exchange rate, but the contract has not been designated as a hedge for accounting purposes.

The following table summarizes the gross fair value of all derivative instruments, which are not designated as hedging instruments and their location in the consolidated balance sheets (in thousands).

Derivative Instrument	Location	December 31, 2019	September 30, 2019
Foreign Currency Forward Contracts	Accrued Expenses and Other Current Liabilities	$26	$4

The following table summarizes the Company’s realized gains (losses) on derivative instruments included in the consolidated statements of operations for the three months ended December 31, 2019 and 2018 (in thousands):

		Three Months Ended
Derivative Instrument	Location	December 31, 2019	December 31, 2018
Foreign Currency Forward Contracts	Other Income (Expense)	$(98)	$552

4.   Trade Accounts Receivable and Financing Receivables

Trade accounts receivable, net are reflected in the following table (in thousands):

	December 31, 2019	September 30, 2019
Trade accounts receivable	$33,641	$25,144
Allowance for doubtful accounts	(960)	(951)
Total	$32,681	$24,193

The allowance for doubtful accounts represents the Company’s best estimate of probable credit losses.  The Company determines the allowance based upon historical experience and a current review of its accounts receivable balances.  Accounts receivable balances are charged off against the allowance whenever it is probable that the receivable balance will not be recoverable.

Trade accounts receivable at December 31, 2019 and September 30, 2019 includes $8.7 million and $8.5 million, respectively, due from an international seismic marine customer that, as of December 31, 2019 rented a significant amount of marine nodal equipment from the Company.  The Company has experienced cash collection difficulties with this customer throughout fiscal year 2019 and into the first quarter of fiscal year 2020 due to the customer’s inability to generate sufficient cash flows to pay its obligations in a timely manner.  In November 2019, the Company accepted from the customer a plan to bring its unpaid invoices to a satisfactory status.  The most recent payment made by the customer prior to the plan was $1.4 million in November 2019.  The customer did not make any of the scheduled payments as detailed in that plan.  In late November 2019, the Company ceased recognizing revenue from this customer and expects to continue to do so until the customer demonstrates its ability to routinely service its debts owed to the Company in the ordinary course of business.  At December 31, 2019, the total debt contractually owed by the customer to the Company is $10.2 million; however, the trade accounts receivable of $8.7 million on the Company’s balance sheet at December 31, 2019 excludes $1.5 million of unrecognized revenue invoiced by the Company during the quarter ended December 31, 2019.  Prior to the customer missing the first scheduled payment in late November, the Company recognized $2.5 million of revenue from this customer for the quarter ended December 31, 2019.

  Subsequent to December 31, 2019, the Company has commenced negotiations with the customer to enter into an agreement requiring the customer to pay a portion of the trade accounts receivable in the near term, to pay all rental payments going forward on a current basis and convert the remaining amount owed into a debt instrument secured by certain of the customer’s assets.  The Company expects to finalize the agreement with the customer in its second quarter ending March 31, 2020.

While the Company has significant concerns about the ultimate collection of its accounts receivable from this customer, the Company has not provided any additional bad debt reserves toward its outstanding accounts receivable balance from this customer due to the on-going negotiations.  If it becomes probable (in the Company’s judgment) that the customer is unable to generate cash flows sufficient to satisfy the customer’s obligations from the variety of options available to it, the Company will record additional bad debt reserves.  The current negotiations may not lead to a definitive agreement being entered into; or the fair market value of the collateral securing the debt under the agreement may not equal or exceed the balance of accounts receivable owed by the customer; or the customer may not meet it’s payment obligations.  If any of these situations occur, the Company could record a significant bad debt reserve as soon as the second quarter of fiscal year 2020.

Financing receivables are reflected in the following table (in thousands):

	December 31, 2019	September 30, 2019
Promissory notes	$607	$780
Sales-type lease	2,054	2,692
Total financing receivables	2,661	3,472
Unearned income:
Sales-type lease	(28)	(55)
Total unearned income	(28)	(55)
Total financing receivables, net of unearned income	2,633	3,417
Less current portion	(2,517)	(3,233)
Non-current financing receivables	$116	$184

Promissory notes receivable are generally collateralized by the products sold, and bear interest at rates ranging up to 5% per year.  The promissory notes receivable mature at various times through May 2021.  The Company has, on occasion, extended or renewed notes receivable as they mature, but there is no obligation to do so.

The Company entered into a sales-type lease in September 2017 resulting from the sale of rental equipment.  The sales-type lease has a term of three years. Future minimum lease payments required under the lease at December 31, 2019 were $2.1 million, including $0.1 million of unearned income.  The future minimum lease payments are due in fiscal year 2020.  Interest income earned on the lease for the three months ended December 31, 2019 and 2018 was $32,000 and $0.1 million, respectively.  The ownership of the equipment will transfer to the lessee at the end of the lease term.

5.   Inventories

Inventories consist of the following (in thousands):

	December 31, 2019	September 30, 2019
Finished goods	$24,286	$17,967
Work in process	6,745	3,681
Raw materials	44,446	55,781
Obsolescence reserve	(32,347)	(32,050)
	43,130	45,379
Less current portion	(23,907)	(23,855)
Non-current portion	$19,223	$21,524

Raw materials included semi-finished goods and component parts that totaled approximately $19.2 million and $25.2 million at December 31, 2019 and September 30, 2019, respectively.

6.  Leases

As Lessee

The Company has elected not to record operating right-of-use assets or operating lease liabilities with a term of 12 months or less on its consolidated balance sheet.  Such leases are expensed on a straight-line basis over the lease term.  The Company has one operating right-of use asset on its consolidated balance sheet related to a leased facility in Austin, Texas.  The lease commenced in May 2019 and is for a two-year term.  Future minimum lease payments related to the operating lease is as follows (in thousands):

For fiscal year ending September 30,
2020 (remainder)	$124
2021	84
Future minimum lease payments	208
Less interest	(6)
Present value of future minimum lease payments	202
Less current portion	(160)
Non-current portion	$42

The discount rate used on the lease was 5%, which represents the Company’s incremental borrowing rate.

Operating lease costs are recorded in a single expense in the consolidated statements of operations and allocated to the right-of-use asset and the related lease liability as amortization expense and interest expense, respectively.  Right-of-use asset operating lease costs of $38,000 and short-term lease costs of $76,000, both included as a component of total operating expenses, were recognized for the three months ended December 31, 2019.

Supplemental cash flow information related to the operating lease is a follows (in thousands):

Three Months Ended
December 31, 2019
Cash paid for amounts included in the measurement of lease liability	$40
Operating lease asset obtained in exchange for new lease liability	219

As Lessor

The Company leases equipment to customers primarily for terms of six months or less.  The majority of the Company’s rental revenue is generated from its marine-based wireless seismic data acquisition system.

All of the Company’s leasing arrangements as lessor are classified as operating leases except for one sales-type lease.  See note 4 for more information on this lease.

Rental revenue for the three months ended December 31, 2019 and 2018 was $16.6 million and $7.4 million, respectively.

At December 31, 2019, future minimum leases payments due from the Company’s leasing customers (all in fiscal year 2020) were $3.2 million (not inclusive of lease deposits of $0.7 million).  At December 31, 2019, the minimum lease term for the majority of the equipment on lease to customers was expired and was leased on a day-to-day basis.

Rental equipment consisted of the following (in thousands):

	December 31, 2019	September 30, 2019
Rental equipment, primarily wireless recording equipment	$117,210	$107,645
Accumulated depreciation and impairment	(50,225)	(45,583)
	$66,985	$62,062

7.   Property Held for Sale

The Company owns a property located in Bogotá, Colombia that it is marketing for sale.  The property was used for product sales and service support to its customers in South America as well as warehousing for its rental equipment operations.  The property’s carrying value at December 31, 2019 was $0.7  million has been reclassified from property, plant and equipment to property held for sale in the accompanying consolidated balance sheet as of December 31, 2019.  The Company believes the property will be sold within the next 12-months.  The Company continues to operate on a reduced scale in Colombia.  The Company’s rental equipment in Colombia was either sold to customers or transferred back to its headquarters in Houston, Texas.

8.   Goodwill and Other Intangible Assets

    The Company’s consolidated goodwill and other intangible assets consisted of the following (in thousands):

	Weighted-
	Average
	Remaining Useful
	Lives (in years)	December 31, 2019	September 30, 2019
Goodwill		$5,008	$5,008

Other intangible assets:
Developed technology	16.7	5,919	5,918
Customer relationships	2.7	3,900	3,900
Trade names	3.7	1,930	1,930
Non-compete agreements	2.7	170	170
Total other intangible assets	9.8	11,919	11,918
Accumulated amortization		(2,289)	(1,855)
		$9,630	$10,063

Other intangible assets amortization expense for each of the three months ended December 31, 2019 and 2018 was $0.4 million.

As of December 31, 2019, future estimated amortization expense of other intangible assets is as follows (in thousands):

For fiscal years ending September 30,
2020 (remainder)	$1,299
2021	1,732
2022	1,624
2023	714
2024	342
Thereafter	3,919
$9,630

9.   Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following (in thousands):

Three Month Ended December 31, 2019
Balance at October 1, 2019	$(15,757)
Foreign currency translation adjustments	566
Balance at December 31, 2019	$(15,191)

Three Month Ended December 31, 2018
Balance at October 1, 2018	$(15,619)
Changes in unrealized gain on available-for-sale securities, net of tax	64
Foreign currency translation adjustments	(218)
Balance at December 31, 2018	$(15,773)

10.   Stock-Based Compensation

During the three months ended December 31, 2019, the Company issued 146,850 restricted stock units (“RSUs”) under its 2014 Long Term Incentive Plan, as amended (the “Plan”).  The RSUs issued include both time-based and performance-based vesting provisions.  The weighted average grant date fair value of each RSU was $14.76 per unit.  The grant date fair value of the RSUs was $2.2 million, which will be charged to expense over the next four years as the restrictions lapse.  Compensation expense for RSUs was determined based on the closing market price of the Company’s stock on the date of grant applied to the total number of units that are anticipated to fully vest.  Each RSU represents a contingent right to receive one share of the Company’s common stock upon vesting.  As of December 31, 2019, the Company had unrecognized compensation expense of $3.6 million relating to RSUs that is expected to be recognized over a weighted average period of 3.5 years.

As of December 31, 2019, the Company had $1.8 million of unrecognized compensation expense related to restricted stock awards (“RSAs”) that is expected to be recognized over a weighted average period of 1.8 years.

As of December 31, 2019, there were 253,320 RSUs, 125,849 RSAs and 165,600 nonqualified stock options outstanding.

11.   Loss Per Common Share

           The following table summarizes the calculation of net loss and weighted average common shares and common equivalent shares outstanding for purposes of the computation of loss per share (in thousands, except share and per share data):

	Three Months Ended
	December 31, 2019	December 31, 2018
Net loss	$(1,289)	$(5,853)
Less: Loss allocable to unvested restricted stock	—	—
Loss attributable to common shareholders for diluted earnings per share	$(1,289)	$(5,853)
Weighted average number of common share equivalents:
Common shares used in basic loss per share	13,454,254	13,339,408
Common share equivalents outstanding related to stock options and RSUs	—	—
Total weighted average common shares and common share equivalents used in diluted loss per share	13,454,254	13,339,408
Loss per share:
Basic	$(0.10)	$(0.44)
Diluted	$(0.10)	$(0.44)

For the calculation of diluted loss per share for the three months ended December 31, 2019, 165,600 stock options and 253,320 non-vested RSUs were excluded in the calculation of weighted average shares outstanding since their impact on diluted loss per share was antidilutive.  For the calculation of diluted loss per share for the three months ended December 31, 2018, 165,600 stock options and 147,800 non-vested RSUs were excluded in the calculation of weighted average shares outstanding since their impact on diluted loss per share was antidilutive.

12.   Commitments and Contingencies

Contingent Consideration

In connection with its acquisitions of Quantum Technology Sciences, Inc. (“Quantum”) and the OptoSeis® fiber optic sensing technology business, the Company recorded contingent purchase price payments, or contingent consideration, that may be owed in the future.  For both acquisitions, the contingent payments are based on future receipt of contracts awards and the resulting revenue derived from such contracts.  In prior periods, the Company utilized the services of an independent valuation consultant to assist it with the estimation of the fair value of this contingent consideration.  The determination of fair value is inherently unpredictable since it requires estimates and projections of future revenue, including the size, length, timing and, in the case of Quantum, the extent of gross profits earned under its future contracts.  As a result, the Company anticipates future fair value adjustments to these liabilities over the respective earn-out periods, and these adjustments will result in either charges or credits to the Company’s operating expenses when the fair value of the contingent consideration increases or decreases, respectively.

The Company recorded an initial contingent earn-out liability of $7.7 million in connection with its July 2018 acquisition of Quantum.   Contingent payments, if any, may be paid in the form of cash or Company stock and will be derived from eligible revenue generated during a four-year earn-out period ending July 2022.  The maximum amount of contingent payments is $23.5 million over the four-year earn-out period.  Subsequent to the Quantum acquisition, the Company recorded a $2.9 million adjustment to decrease the initial earn-out liability to its estimated fair value.

The Company recorded an initial contingent earn-out liability of $4.3 million in connection with its November 2018 acquisition of all the intellectual property and related assets of the OptoSeis® fiber optic sensing technology.  Contingent cash payments, if any, will be derived from eligible revenue generated during a five-and-a-half year earn-out period ending in May 2024.  The maximum amount of contingent payments is $23.2 million over the five-and-a-half year earn-out period.  Subsequent to the OptoSeis® acquisition, the Company recorded a $0.8 million adjustment to increase the initial earn-out liability to fair value.

 The Company reviews and accesses the fair value of its contingent earn-out liabilities on a quarterly basis.  At December 31, 2019, management re-accessed the Company’s projections of future eligible revenue and determined that the projections had not materially changed since September 30, 2019.  Based on the assessment, no adjustments were made to the fair value of the Company’s contingent earn-out liabilities for the first fiscal quarter of 2020.

Operating Leases

The Company leases office space and certain equipment for terms of two years or less. For the remaining nine months of fiscal year 2020 and for fiscal year 2021, future minimum lease obligations for the Company’s operating right-of-use asset and the Company’s other short-term leases $0.2 million and $0.1 million, respectively.

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

13.   Segment Information

The Company reports and evaluates financial information for three operating segments:  Oil and Gas Markets, Adjacent Markets and Emerging Markets.  The Oil and Gas Markets segment products include wireless seismic data acquisition systems, reservoir characterization products and services, and traditional seismic exploration products such as geophones, hydrophones, leader wire, connectors, cables, marine streamer retrieval and steering devices and various other seismic products.  The Adjacent Markets segment products include imaging equipment, water meter products, offshore cables, and seismic sensors used for vibration monitoring and geotechnical applications such as mine safety applications and earthquake detection.  The Emerging Markets segment was added in conjunction with the Company’s acquisition of Quantum, which designs and markets seismic products targeted at the border and perimeter security markets.

The following table summarizes the Company’s segment information (in thousands):

	Three Months Ended
	December 31, 2019	December 31, 2018
Revenue:
Oil and Gas Markets	$19,502	$11,004
Adjacent Markets	6,099	6,635
Emerging Markets	97	88
Corporate	—	148
Total	$25,698	$17,875

Income (loss) from operations:
Oil and Gas Markets	$4,099	$(2,601)
Adjacent Markets	851	982
Emerging Markets	(1,365)	(1,192)
Corporate	(3,415)	(3,252)
Total	$170	$(6,063)

14.   Income Taxes

Consolidated income tax expense for the three months ended December 31, 2019 was $1.4 million compared to $7,000 for corresponding period of the prior fiscal year.  The income tax expense for the three months ended December 31, 2019 primarily reflects foreign withholding tax on rental income earned in Nigeria and Brunei.  During the three months ended December 31, 2019, a substantial portion of the Company’s rental activities were in international locations.  The Company is currently unable to record any tax benefits for its tax losses in the U.S. and Canada due to the uncertainty surrounding its ability to utilize such losses in the future to offset taxable income.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the major elements of our consolidated financial statements.  You should read this discussion and analysis together with our consolidated financial statements, including the accompanying notes, and other detailed information appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual
Report on Form 10-K for the year ended September 30, 2019.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “intend”, “expect”, “plan”, “budget”, “forecast”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue”, “evaluating” or similar words.  Statements that contain these words should be read carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other forward-looking information.  Examples of forward-looking statements include, among others, statements that we make regarding our expected operating results, the results and success of our transactions with Quantum and the OptoSeis® technology, the adoption and sale of our products in various geographic regions, potential tenders for permanent reservoir monitoring systems, future demand for OBX systems, the completion of new orders for our channels of our GCL system, the fulfillment of customer payment plans, or value of the security associated with such plans, anticipated levels of capital expenditures and the sources of funding therefor, and our strategy for growth, product development, market position, financial results and the provision of accounting reserves.  These forward-looking statements reflect our best judgment about future events and trends based on the information currently available to us.  However, there will likely be events in the future that we are not able to predict or control.  The factors listed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, as well as other cautionary language in such Annual Report and this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.  Such examples include, but are not limited to, the failure of the Quantum or OptoSeis® technology transactions to yield positive operating results, decreases in commodity price levels, which could reduce demand for our products, the failure of our products to achieve market acceptance (despite substantial investment by us) our sensitivity to short term backlog, delayed or cancelled customer orders, product obsolescence resulting from poor industry conditions or new technologies, bad debt write-offs associated with customer accounts, lack of further orders for our OBX rental equipment, failure of our Quantum products to be adopted by the border and security perimeter market and infringement or failure to protect intellectual property.  The occurrence of the events described in these risk factors and elsewhere in this Quarterly Report on Form 10-Q could have a material adverse effect on our business, results of operations and financial position, and actual events and results of operations may vary materially from our current expectations.  We assume no obligation to revise or update any forward-looking statement, whether written or oral, that we may make from time to time, whether as a result of new information, future developments or otherwise.

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

Demand for our seismic products targeted at customers in our Oil and Gas Markets segment has been, and will likely continue to be, vulnerable to downturns in the economy and the oil and gas industry in general.  For more information, please refer to the risks discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

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

Wireless Products

We have developed multiple versions of a land-based wireless (or nodal) seismic data acquisition system.  Rather than utilizing interconnecting cables as required by most traditional land data acquisition systems, each of our wireless stations operate as an independent data collection system, allowing for virtually unlimited channel configurations.  As a result, our wireless systems require less maintenance, which we believe allows our customers to operate more effectively and efficiently because of its reduced environmental impact, lower weight and ease of operation.  Each wireless station is available in a single-channel or three-channel configuration.  Since its introduction in 2008 and through December 31, 2019, we have sold 442,000 wireless channels and we currently have 84,000 wireless channels in our rental fleet.

We have also developed a marine-based wireless seismic data acquisition system called the OBX.  Similar to our land-based wireless systems, the marine OBX system may be deployed in virtually unlimited channel configurations and does not require interconnecting cables between each station.  Our deepwater versions of the OBX system can be deployed in depths of up to 3,450 meters.  At December 31, 2019, we had 33,000 OBX stations in our rental fleet, and additional OBX stations under construction in order to meet expected rental demand.  We expect fiscal year 2020 cash investments into our wireless product rental fleet to be $8 million, or more, based on the current level of demand.

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

We have not received any orders for large-scale seabed PRM systems since November 2012.  There are currently no open tenders in the industry for a PRM system, although we believe a tender offering is likely to come out in fiscal year 2020.

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

Consolidated Results of Operations

We report and evaluate financial information for three segments: Oil and Gas Markets, Adjacent Markets and Emerging Markets.  Summary financial data by business segment follows (in thousands):

	Three Months Ended
	December 31, 2019	December 31, 2018
Oil and Gas Markets
Traditional exploration product revenue	$2,354	$2,785
Wireless exploration product revenue	16,930	7,282
Reservoir product revenue	218	937
Total revenue	19,502	11,004
Operating income (loss)	4,099	(2,601)
Adjacent Markets
Industrial product revenue	3,596	3,561
Imaging product revenue	2,503	3,074
Total revenue	6,099	6,635
Operating income	851	982
Emerging Markets
Revenue	97	88
Operating loss	(1,365)	(1,192)
Corporate
Revenue	—	148
Operating loss	(3,415)	(3,252)
Consolidated Totals
Revenue	25,698	17,875
Operating income (loss)	170	(6,063)

Overview

  Early in calendar year 2014, our Oil and Gas Markets segment experienced a softening in the demand for its traditional exploration products, particularly in North America, as capital budgets for oil and gas producers were trending away from exploration-focused activities toward production and exploitation activities.  During this period oil production in North America’s unconventional shale reservoirs increased, as did oil production from other non-OPEC countries, resulting in an oversupply of crude oil in the world market.  Market prices for a barrel of West Texas Intermediate crude oil declined from over $100 in July 2014 to approximately $26 in February 2016, and have recovered to approximately $61 at December 31, 2019.  With this decline in oil prices, oil and gas exploration and production companies experienced a significant reduction in cash flows, which resulted in sharp reductions in their capital spending budgets for oil and gas exploration-focused activities, including seismic data acquisition activities.  Our Oil and Gas Markets segment is now seeing significant demand for the rental of our marine wireless nodal products; however, the demand for new land-based seismic equipment in recent fiscal years has remained restrained due to capital limitations affecting many of our customers, along with their excess levels of underutilized equipment.  As a result, revenue from the sale and rental of our land-based traditional and wireless products has remained low due to reduced investment in exploration-focused seismic activities.  We expect these challenging industry conditions will improve to some extent in fiscal year 2020, however, we expect revenue from our traditional and land-based wireless products to remain below historical norms.

In light of current market conditions, the inventory balances in our Oil and Gas Markets business segment at December 31, 2019 continued to exceed levels we consider appropriate for the current level of product demand.  While we are aggressively working to reduce these legacy inventory balances, we are also adding new inventories for new wireless product developments and for other product demand in our Adjacent Markets segment.  During periods of excessive inventory levels, our policy has been, and will continue to be, to record obsolescence expense as we experience reduced product demand and as our inventories continue to age.  If difficult market conditions continue for the products in our Oil and Gas Markets segment, we expect to record additional inventory obsolescence expense in fiscal year 2020 and beyond until product demand and/or resulting inventory turnover return to acceptable levels.

Three months ended December 31, 2019 compared to the three months ended December 31, 2018

Consolidated revenue for the three months ended December 31, 2019 was $25.7 million, an increase of $7.8 million, or 44%, from the corresponding period of the prior fiscal year.  The increase in revenue primarily resulted from increased rental revenue in our Oil and Gas Markets segment from our OBX marine nodal products.

Consolidated gross profit for the three months ended December 31, 2019 was $10.5 million, compared to $3.1 million for the corresponding period of the prior fiscal year.  The increase in gross profit primarily resulted from a significant increase in wireless product rental revenue caused by the high utilization of our expanding OBX rental fleet

Consolidated operating expenses for the three months ended December 31, 2019 were $10.3 million, an increase of $1.2 million, or 12.8%, from the corresponding period of the prior year fiscal.  Approximately $0.5 million of the increase in operating expenses was due to incremental research and development costs associated with our recent acquisition of the OptoSeis® business in November 2018.    The balance of the increase in operating expenses was primarily due to additional research and development expenditures for our other products.

Consolidated other income (loss) for the three months ended December 31, 2019 was $(39,000) compared to $0.2 million from the corresponding period of the prior fiscal year.  The decrease was primarily caused by foreign exchange losses and a decline in interest income.

Consolidated income tax expense for the three months ended December 31, 2019 was $1.4 million compared to $7,000 for the corresponding period of the prior fiscal year.  The increase in income tax expense for the three months ended December 31, 2019 substantially reflects foreign withholding tax assessed on our rental income earned in Nigeria and Brunei which did not exist in the corresponding quarter of the prior year.   During the three months ended December 31, 2019, a substantial portion of our rental activities were in international locations.  We are currently unable to record any tax benefits from the tax losses we incur in the U.S. and Canada due to the uncertainty surrounding our ability to utilize such losses in the future to offset taxable income.

Segment Results of Operations

Oil and Gas Markets

Revenue

Revenue from our Oil and Gas Markets products for the three months ended December 31, 2019 increased $8.5 million, or 77.2%, from the corresponding period of the prior fiscal year.  The components of this increase include the following:

•

Traditional Exploration Product Revenue – For the three months ended December 31, 2019, revenue from our traditional products decreased $0.4 million, or 15.5% from the corresponding period of the prior fiscal year.  The decrease primarily reflects lower demand for our sensor products.  The decrease was partially offset by higher demand for our marine products.

•

Wireless Exploration Product Revenue – For the three months ended December 31, 2019, revenue from our wireless exploration products increased $9.6 million, or 132.5%, from the corresponding period of the prior fiscal year.  The increase resulted from higher rental demand for our OBX systems.

•

Reservoir Product Revenue – For the three months ended December 31, 2019, revenue from our reservoir products decreased $0.7 million, or 76.7%, from the corresponding period of the prior fiscal year.  The decrease was primarily due to a decrease in sales of our borehole products.

Operating Income (Loss)

Operating income associated with our Oil and Gas Markets products for the three months ended December 31, 2019 was $4.1 million, compared to an operating loss of $(2.6) million from the corresponding period of the prior fiscal year.  The improvement in our operating income primarily resulted from an increase in wireless rental revenue and gross profits from our OBX systems, partially offset by a decrease in rental revenue from an international seismic marine customer.

Adjacent Markets

Revenue

Revenue from our Adjacent Markets products for the three months ended December 31, 2019 decreased $0.5 million, or 8.1%, from the corresponding period of the prior fiscal year.  The components of this decrease included the following:

•

Industrial Product Revenue and Services – For the three months ended December 31, 2019, revenue from our industrial products increased $35,000, or 1.0% from the corresponding period of the prior fiscal year.  The increase in revenue was primarily due to higher demand for our water meter products.  This increase was partially offset by a decrease in demand for our industrial sensor products.

•

Imaging Product Revenue – For the three months ended December 31, 2019, revenue from our imaging products decreased $0.6 million, or 18.6%, from the corresponding period of the fiscal year.   This decrease was caused by unforeseen delays in the production of certain imaging equipment and a decline in sales of our films products.  While this decline is larger than we anticipated, we do not expect a trend of lower revenue in the future.

Operating Income

The operating income from our Adjacent Markets products for the three months ended December 31, 2019 was $0.9 million, a decrease of $0.1 million or 13.3%, from the corresponding period of the prior fiscal year.  The decrease in operating income was primarily due to the decrease in imaging product revenue.

Emerging Markets

Revenue

On July 27, 2018, we entered the border and perimeter security market through our acquisition of Quantum.   In connection with the Quantum acquisition, we established the Emerging Markets business segment, which currently includes only Quantum.  Revenue from our Emerging Markets products for the three months ended December 31, 2019 increased $9,000, or 10.2%, from the corresponding period of the prior fiscal year.  We do not consider this small increase to be indicative of any particular trend in product demand.  Quantum did not receive any significant border and perimeter security contracts during fiscal year 2019 or for the three months ended December 31, 2019.

Operating Loss

Our operating loss from our Emerging Markets products for the three months ended December 31, 2019 was $1.4 million, an increase of $0.2 million or 14.5%, from the corresponding period of the prior fiscal year.  The increase was primarily due to an increase in product development costs and other general business expenses.  Since its acquisition in July 2018, Quantum has primarily focused on product development activities, and the marketing of its technologies to government agencies and other end users.  Quantum’s operating expenses for each of the three months ended December 31, 2019 and 2018 include intangible asset amortization expenses of $0.3 million.  We expect Quantum to incur operating losses into the future until it obtains revenue-generating contracts that are sufficiently able to support its current cost structure.

Liquidity and Capital Resources

At December 31, 2019, we had approximately $10.1 million in cash and cash equivalents and short-term investments.  For the three months ended December 31, 2019, we used $3.4 million of cash from operating activities.  Our net loss of $1.3 million included net non-cash charges of $7.8 million resulting from deferred income taxes, depreciation, amortization, inventory obsolescence, stock-based compensation and bad debt expense.  After adjusting our net loss for the non-cash charges, other sources of cash included (i) a $3.1 million increase in accounts payable associated with the increase of our inventories and (ii) a $0.9 million increase in deferred revenue and customer deposits due to a deposit for a large product order.  Offsetting these sources of cash were (i) an $8.3 million increase in trade accounts and other receivables resulting from the increase in revenue and delays in collecting funds owed from a rental customer, (ii) a $3.7 million increase in inventories associated with the production of a large product order and (iii) $0.9 million for the prepayment of certain expenses.

For the three months ended December 31, 2019, we used cash of $5.6 million from investing activities.  Uses of cash included (i) $5.2 million investment in our rental equipment primarily to expand our OBX rental fleet and (ii) $1.7 million for additions to our property, plant and equipment.  These uses of cash were partially offset by $1.1 million of proceeds from the sale of rental equipment.  Depending on demand for our marine OBX rental equipment, we expect fiscal year 2020 cash investments into our rental fleet to be $8 million, or more.  We estimate total fiscal year 2020 cash investments in property, plant and equipment could be up to $5 million.  Our capital expenditures are expected to be funded from our cash on hand, internal cash flows, cash flows from our rental contracts or, if necessary, from borrowings under our credit agreement.

For the three months ended December 31, 2019, we had no cash flows from financing activities.

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

Our trade accounts receivable at December 31, 2019 and September 30, 2019 includes $8.7 million and $8.5 million, respectively, due from an international seismic marine customer that, as of December 31, 2019 rented a significant amount of our marine nodal equipment.  We have experienced cash collection difficulties with this customer throughout fiscal year 2019 and into the first quarter of fiscal year 2020 due to the customer’s inability to generate sufficient cash flows to pay its obligations in a timely manner.  In November 2019, we accepted from the customer a plan to bring its unpaid invoices to a satisfactory status.  The most recent payment made by the customer prior to the plan was $1.4 million in November 2019.  The customer did not make any of the scheduled payments as detailed in that plan.  In late November 2019, we ceased recognizing revenue from this customer and expect to continue to do so until the customer demonstrates its ability to routinely service its debts owed to us in the ordinary course of business.  At December 31, 2019, the total debt contractually owed by the customer to us is $10.2 million; however, the trade accounts receivable of $8.7 million on our balance sheet at December 31, 2019 excludes $1.5 million of unrecognized revenue invoiced by us during the quarter ended December 31, 2019.  Prior to the customer missing the first scheduled payment in late November, we recognized $2.5 million of revenue from this customer for the quarter ended December 31, 2019.

Subsequent to December 31, 2019, we have commenced negotiations with the customer to enter into an agreement requiring the customer to pay a portion of the trade accounts receivable in the near term, to pay all rental payments going forward on a current basis and convert the remaining amount owed into a debt instrument, secured by certain of the customer’s assets.  The Company expects to finalize the agreement with the customer in its second quarter ending March 31, 2020.

While we have significant concerns about the ultimate collection of our accounts receivable from this customer, we have not provided any additional bad debt reserves toward the outstanding accounts receivable balance from this customer due to the on-going negotiations.  If it becomes probable (in our judgment) that the customer is unable to generate cash flows sufficient to satisfy the customer’s obligations from the variety of options available to it, we will record additional bad debt reserves.  The current negotiations may not lead to a definitive agreement being entered into; or the fair market value of the collateral securing the debt under the agreement may not equal or exceed the balance of accounts receivable owed by the customer; or the customer may not meet it’s payment obligations.  If any of these situations occur, we could record a significant bad debt reserve as soon as the second quarter of fiscal year 2020.

Our available cash and cash equivalents totaled $10.1 million at December 31, 2019, which included $6.9 million of cash and cash equivalents held by our foreign subsidiaries and branch offices.  The Tax Cuts and Jobs Act signed into law on December 22, 2017, creates new taxes on certain foreign earnings and also requires companies to pay a one-time transition tax on undistributed earnings of their foreign subsidiaries which were previously tax deferred.  We have determined that we are not required to pay any transition tax on the undistributed earnings of our foreign subsidiaries since we had no accumulated earnings on a consolidated basis.

Our credit agreement allows for borrowings of up to $30.0 million with such amounts available for borrowing determined by a borrowing base.  In November 2019, we amended  the credit agreement to (i) extend the maturity date from April 2020 to April 2022, (ii) increase the unencumbered liquid assets covenant threshold from $5 million to $10 million commencing with the fiscal quarter ending December 31, 2020 and for each fiscal quarter thereafter, (iii) to increase the tangible net worth requirement from $140 million to $145 million commencing with the fiscal quarter ending December 31, 2020 and for each fiscal quarter thereafter and (iv) remove the requirement that we obtain the consent of Frost Bank prior to paying dividends or repurchasing stock so long as we are in compliance with the covenants of the credit agreement.

At December 31, 2019, we had no outstanding borrowings under the credit agreement and our borrowing availability under the credit facility was $ 24.7 million.  At December 31, 2019, we were in compliance with all covenants under the credit agreement.    We currently do not anticipate the need to borrow under the credit agreement; however, we can make no assurance that we will not do so.

In the absence of future profitable results of operations, we may need to rely on other sources of liquidity to fund our future operations, including executed rental contracts, available borrowings under our credit agreement through its expiration in April 2022, leveraging or sale of real estate assets, sales of rental assets and other liquidity sources which may be available to us.  However, currently we believe that our cash, cash equivalents and borrowings under our credit facility will be sufficient to finance any future operating losses and planned capital expenditures through the next twelve months.

Off-Balance Sheet Arrangements

We do not have any obligations which meet the definition of an off-balance sheet arrangement and which have or are reasonably likely to have a current or future effect on our financial statements or the items contained therein that are material to investors.

Contractual Obligations

Contingent Consideration

We recorded an initial contingent earn-out liability of $7.7 million in connection with our July 2018 acquisition of Quantum.  Subsequent to the acquisition, we have reduced the estimated contingent earn-out liability to $4.8 million.  Contingent payments, if any, may be paid in the form of cash or Company stock and will be derived from eligible revenue generated during the four-year post-acquisition earn-out period ending in July 2022.  The maximum amount of contingent payments is $23.5 million

We recorded an initial contingent earn-out liability of $4.3 million in connection with our November 2018 acquisition of all the intellectual property and related assets of the OptoSeis® fiber optic sensing technology.  Subsequent to the acquisition, we have increased the estimated contingent earn-out liability to $5.1 million.  Contingent cash payments, if any, will be derived from eligible revenue generated during a five-and-a-half year post acquisition earn-out period ending in May 2024.  The maximum amount of contingent payments is $23.2 million.

 We review and access the fair value of our contingent earn-out liabilities on a quarterly basis.  At December 31, 2019, we re-accessed our projections of future eligible revenue and determined that the projections had not materially changed since September 30, 2019.  Based on the assessment, no adjustments were made to the fair value of our contingent earn-out liabilities for the first quarter of fiscal year 2020.

Critical Accounting Policies

During the three months ended December 31, 2019, there has been no material change to our critical accounting policies discussed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

Recent Accounting Pronouncements

Please refer to Note 1 to our consolidated financial statements contained in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including the CEO and CFO, as of December 31, 2019, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2019.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2019, we added and/or modified certain internal controls and processes related to the new lease standard we adopted in October 2019.  There have not been any additional changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

Except for the risk factor set forth below, there have been no material changes to the risk factors previously disclosed in Company’s Annual Report on Form 10-K for the Company’s fiscal year ended September 30, 2019.

Pandemics Such as the Corona Virus Could Have an Adverse Impact on Our Supply Chain and Affect the Demand for Our Oil and Gas Products

From time to time, various diseases such as SARS, avian flu and the corona virus have spread across the world.  We have a number of suppliers in China and if a disease such as the corona virus spreads sufficiently to cause a pandemic (or to cause the fear of a pandemic to rise) or governments regulate or restrict the flow of labor or products, our suppliers could be severely impacted and our supply chain could be disrupted.  Such a pandemic could also have an adverse impact on oil and gas demand which will in turn affect oil and gas prices. Any material changes in oil and gas prices or other market trends that adversely impact seismic exploration activity would likely affect the demand for our products and could materially and adversely affect our results of operations and liquidity.”

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

10.1

Seventh Amendment to Loan Agreement dated November 15, 2019 among Geospace Technologies Corporation, as borrower, certain subsidiaries of Geospace Technologies Corporation, as guarantors, and Frost Bank, as lender (incorporated by reference to Exhibit 10.1 to the Registrants Current Report on Form 8-K filed November 18, 2019, File No.: 001-13601).

10.2

Consulting Agreement dated November 21, 2019 between Geospace Technologies Corporation and Thomas T. McEntire (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 22, 2019, File No.: 001-13601).

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

GEOSPACE TECHNOLOGIES CORPORATION

Date:	February 6, 2020	By:	/s/ Walter R. Wheeler
Walter R. Wheeler, President
and Chief Executive Officer
(duly authorized officer)

Date:	February 6, 2020	By:	/s/ Robert L. Curda
Robert L. Curda, Vice President,
Vice President, Chief Financial Officer and Secretary
(principal financial officer)