Form 10-Q
period 2020-03-31
GEOSPACE TECHNOLOGIES CORP
filed 2020-05-08
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2020 OR

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

As of April 30, 2020, the registrant had 13,664,989 shares of common stock, $0.01 par value per share outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except share amounts)

(unaudited)

	March 31, 2020	September 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$18,909	$18,925
Trade accounts and financing receivables, net	18,404	27,426
Inventories	18,488	23,855
Property held for sale	558	—
Prepaid expenses and other current assets	1,676	1,008
Total current assets	58,035	71,214

Non-current inventories	16,850	21,524
Rental equipment, net	62,689	62,062
Property, plant and equipment, net	31,593	31,474
Goodwill	5,008	5,008
Other intangible assets, net	9,197	10,063
Deferred cost of revenue and other assets	8,466	663
Total assets	$191,838	$202,008

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable trade	$4,919	$4,051
Deferred revenue and other current liabilities	6,528	9,119
Total current liabilities	11,447	13,170

Contingent consideration	10,912	9,940
Non-current deferred revenue and other liabilities	3,052	51
Total liabilities	25,411	23,161

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 13,664,989 and
13,630,666 shares issued and outstanding	137	136
Additional paid-in capital	89,783	88,660
Retained earnings	92,715	105,808
Accumulated other comprehensive loss	(16,208)	(15,757)
Total stockholders’ equity	166,427	178,847
Total liabilities and stockholders’ equity	$191,838	$202,008

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Revenue:
Products	$9,517	$11,845	$18,600	$22,304
Rental	16,390	14,278	33,005	21,694
Total revenue	25,907	26,123	51,605	43,998
Cost of revenue:
Products	9,722	11,246	19,625	22,459
Rental	8,280	4,526	13,585	8,098
Total cost of revenue	18,002	15,772	33,210	30,557

Gross profit	7,905	10,351	18,395	13,441

Operating expenses:
Selling, general and administrative	6,066	5,358	12,063	11,443
Research and development	4,225	3,898	8,521	7,069
Change in estimated fair value of contingent consideration	972	—	972	—
Bad debt expense (recovery)	8,124	73	8,151	(30)
Total operating expenses	19,387	9,329	29,707	18,482

Income (loss) from operations	(11,482)	1,022	(11,312)	(5,041)

Other income (expense):
Interest expense	(11)	(23)	(23)	(57)
Interest income	216	180	350	452
Foreign exchange gains (losses), net	108	119	(24)	186
Other, net	(28)	(41)	(57)	(129)
Total other income (expense), net	285	235	246	452

Income (loss) before income taxes	(11,197)	1,257	(11,066)	(4,589)
Income tax expense	607	550	2,027	557
Net income (loss)	$(11,804)	$707	$(13,093)	$(5,146)

Income (loss) per common share:
Basic	$(0.87)	$0.05	$(0.97)	$(0.38)
Diluted	$(0.87)	$0.05	$(0.97)	$(0.38)

Weighted average common shares outstanding:
Basic	13,541,404	13,401,135	13,503,486	13,369,932
Diluted	13,541,404	13,557,185	13,503,486	13,369,932

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Net income (loss)	$(11,804)	$707	$(13,093)	$(5,146)
Other comprehensive income (loss):
Change in unrealized gains on available-for-sale securities, net of tax	—	19	—	83
Foreign currency translation adjustments	(1,017)	238	(451)	20
Total other comprehensive income (loss)	(1,017)	257	(451)	103
Total comprehensive income (loss)	$(12,821)	$964	$(13,544)	$(5,043)

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED MARCH 31, 2020 AND 2019

(in thousands, expect share amounts)

(unaudited)

	Common Stock				Accumulated
			Additional		Other
			Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance at October 1, 2019	13,630,666	$136	$88,660	$105,808	$(15,757)	$178,847
Net loss	—	—	—	(1,289)	—	(1,289)
Other comprehensive income	—	—	—	—	566	566
Issuance of common stock pursuant to the vesting of restricted stock units	30,823	1	—	—	—	1
Stock-based compensation	—	—	590	—	—	590
Balance at December 31, 2019	13,661,489	137	89,250	104,519	(15,191)	178,715

Net loss	—	—	—	(11,804)	—	(11,804)
Other comprehensive loss	—	—	—	—	(1,017)	(1,017)
Issuance of common stock pursuant to the vesting of restricted stock units	3,500	—	—	—	—	—
Stock-based compensation	—	—	533	—	—	533
Balance at March 31, 2020	13,664,989	$137	$89,783	$92,715	$(16,208)	$166,427

Balance at October 1, 2018	13,600,541	$136	$86,116	$105,954	$(15,619)	$176,587
Net loss	—	—	—	(5,853)	—	(5,853)
Other comprehensive loss	—	—	—	—	(154)	(154)
Issuance of restricted stock	8,000	—	—	—	—	—
Forfeiture of restricted stock	(250)	—	—	—	—	—
Issuance of common stock pursuant to the exercise of stock options	24,500	—	215	—	—	215
Stock-based compensation	—	—	602	—	—	602
Balance at December 31, 2018	13,632,791	136	86,933	100,101	(15,773)	171,397

Net income	—	—	—	707	—	707
Other comprehensive income	—	—	—	—	257	257
Forfeiture of restricted stock	(1,000)	—	—	—	—	—
Issuance of common stock pursuant to the vesting of restricted stock units	500	—	—	—	—	—
Stock-based compensation	—	—	592	—	—	592
Balance at March 31, 2019	13,632,291	$136	$87,525	$100,808	$(15,516)	$172,953

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	March 31, 2020	March 31, 2019
Cash flows from operating activities:
Net loss	$(13,093)	$(5,146)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income tax benefit	(34)	(14)
Rental equipment depreciation	9,269	6,121
Property, plant and equipment depreciation	2,057	2,003
Amortization of intangible assets	866	795
Amortization of premiums on short-term investments	—	(9)
Stock-based compensation expense	1,123	1,194
Bad debt expense (recovery)	8,151	(30)
Inventory obsolescence expense	1,966	2,401
Change in estimated fair value of contingent consideration	972	—
Gross profit from sale of used rental equipment	(425)	(200)
Gain on disposal of property, plant and equipment	(153)	—
Realized loss on short-term investments	—	67
Effects of changes in operating assets and liabilities:
Trade accounts and other receivables	(771)	(5,806)
Inventories	1,760	(3,695)
Deferred cost of revenue and other assets	(8,440)	(1,021)
Accounts payable trade	871	3,018
Deferred revenue and other liabilities	1,607	(2,582)
Net cash provided by (used in) operating activities	5,726	(2,904)

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,785)	(962)
Proceeds from the sale of property, plant and equipment	180	—
Investment in rental equipment	(5,238)	(20,420)
Proceeds from the sale of used rental equipment	2,100	1,646
Proceeds from the sale of short-term investments	—	24,856
Business acquisition	—	(1,819)
Payments for damages related to insurance claim	—	(616)
Proceeds from insurance claim	—	1,166
Net cash provided by (used in) investing activities	(5,743)	3,851

Cash flows from financing activities:
Proceeds from the exercise of stock options	—	215
Net cash provided by financing activities	—	215

Effect of exchange rate changes on cash	1	(331)
Increase (decrease) in cash and cash equivalents	(16)	831
Cash and cash equivalents, beginning of fiscal year	18,925	11,934
Cash and cash equivalents, end of fiscal period	$18,909	$12,765

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$23	$57
Cash paid for income taxes	2,074	533
Inventory transferred to rental equipment	6,126	1,781

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.   Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet of Geospace Technologies Corporation and its subsidiaries (the “Company”) at September 30, 2019 was derived from the Company’s audited consolidated financial statements at that date.  The consolidated balance sheet at March 31, 2020 and the consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the three and six months ended March 31, 2020 and 2019 were prepared by the Company without audit.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows were made.  All intercompany balances and transactions have been eliminated.  The results of operations for the three and six months ended March 31, 2020 are not necessarily indicative of the operating results for a full year or of future operations.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP’) requires the use of estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The Company considers many factors in selecting appropriate operational and financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these consolidated financial statements.  The Company continually evaluates its estimates, including those related to bad debt reserves, inventory obsolescence reserves, self-insurance reserves, product warranty reserves, impairment of long-lived assets and deferred income tax assets.  The Company bases its estimates on historical experience and various other factors that are believed to be reasonable under the circumstances.  While management believes current estimates are reasonable and appropriate, actual results may differ from these estimates under different conditions or assumptions.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity at the time of purchase of three months or less to be cash equivalents.  At March 31, 2020, cash and cash equivalents included $6.5 million held by the Company’s foreign subsidiaries and branch offices.  If the Company were to repatriate the cash held by its foreign subsidiaries, it would be required to accrue and pay taxes on any amount repatriated under rates enacted by The Tax Cuts and Jobs Act (“2017 Tax Act”).

Recently Adopted Accounting Pronouncements

 In February 2016, the Financial Accounting Standards Board (“FASB”) issued guidance requiring a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months.  The recognition, measurement and presentation of expense and cash flows arising from a lease by a lessee primarily will depend on its classification of the lease as a finance or operating lease.  However, unlike prior guidance, which requires only capital leases to be recognized on the balance sheet, the new guidance will also require operating leases of the lessee to be recognized on the balance sheet if the operating lease term is more than 12 months.  The guidance also requires disclosures to help investors and other financial statement users to better understand the amount, timing and uncertainty of cash flows arising from leases.  These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements.  The Company adopted this guidance on October 1, 2019 using the optional transition method, which allows it to initially apply the new guidance at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings.  The adoption of this guidance had an immaterial impact on the Company’s consolidated financial statements, and there was no adjustment made to the opening balance of retained earnings.

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

The Company primarily derives product revenue from the sale of its manufactured products.  Revenue from these product sales, including the sale of used rental equipment, is recognized when obligations under the terms of a contract are satisfied, control is transferred and collectability of the sales price is probable.  The Company assesses collectability during the contract assessment phase. In situations where collectability of the sales price is not probable, the Company recognizes revenue when it determines that collectability is probable or non-refundable cash is received from its customers.  Transfer of control generally occurs with shipment or delivery, depending on the terms of the underlying contract.  The Company’s products are generally sold without any customer acceptance provisions, and the Company’s standard terms of sale do not allow customers to return products for credit.

Revenue from engineering services is recognized as services are rendered over the duration of a project, or as billed on a per hour basis.  Field service revenue is recognized when services are rendered and is generally priced on a per day rate.

The Company also generates revenue from short-term rentals under operating leases of its manufactured products.  Rental revenue is recognized as earned over the rental period if collectability of the rent is reasonably assured.  Rentals of the Company’s equipment generally range from daily rentals to minimum rental periods of up to six months or longer.  The Company has determined that ASC 606 does not apply to rental contracts, which are within the scope of ASC Topic 842, Leases.

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

At March 31, 2020 and September 30, 2019, the Company had no deferred contract liabilities or deferred contract costs.   During the three and six months ended March 31, 2020, the Company recognized no revenue or cost of revenue from deferred contract liabilities or deferred contract costs.  During the three and six months ended March 31, 2019, the Company recognized revenue of $0.1 million from deferred contract liabilities and cost of revenue of $8,000 from deferred contract costs.

During the second quarter of fiscal year 2020, the Company partially financed a $12.5 million product sale by entering into a $10.0 million promissory note with the customer.  The note is for a three-year term with monthly principal and interest payments of $0.3 million.  Due to the financial condition of the customer, the Company has concerns over the probable collectability of the promissory note.  As a result the Company has not recognized any revenue or cost of revenue on the product sale. The Company has received payments from the customer totaling $3.0 million as of March 31, 2020 related to the product sale, which is reflected on the Company’s consolidated balance sheet as non-current deferred revenue. Management does not intend to recognize revenue and cost of revenue from the sale until it becomes probable that the customer will satisfy its financial obligation to the Company.

For each of the Company’s operating segments, the following table presents revenue only from the sale of products and the performance of services under contracts with customers (in thousands).  Therefore, the table excludes all revenue earned from rental contracts.

	Three Months Ended		Six Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Oil and Gas Markets
Traditional exploration product revenue	$1,257	$3,261	$3,587	$5,987
Wireless exploration product revenue	479	310	883	454
Reservoir product revenue	337	994	517	1,882
Total revenue	2,073	4,565	4,987	8,323

Adjacent Markets
Industrial product revenue	4,186	4,120	7,782	7,682
Imaging product revenue	2,886	3,114	5,362	6,165
Total revenue	7,072	7,234	13,144	13,847

Emerging Markets
Revenue	372	46	469	134

Total	$9,517	$11,845	$18,600	$22,304

See Note 14 for more information on the Company’s operating segments.

For each of the geographic areas where the Company operates, the following table presents revenue (in thousands) from the sale of products and services under contracts with customers.  The table excludes all revenue earned from rental contracts:

	Three Months Ended		Six Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Asia	$830	$1,510	$1,275	$3,068
Canada	794	342	1,267	630
Europe	1,259	1,170	2,672	2,085
United States	6,184	8,265	12,781	14,875
Other	450	558	605	1,646
Total	$9,517	$11,845	$18,600	$22,304

Revenue is attributable to countries based on the ultimate destination of the product sold, if known.  If the ultimate destination is not known, revenue is attributable to countries based on the geographic location of the initial shipment.

3.   Derivative Financial Instruments

At March 31, 2020 and September 30, 2019, the Company’s Canadian subsidiary had CAD $7.5 million and CAD $9.3 million, respectively, of Canadian dollar denominated intercompany accounts payable owed to one of the Company’s U.S. subsidiaries.  In order to mitigate its exposure to movements in foreign currency rates between the U.S. dollar and Canadian dollar, the Company routinely enters into foreign currency forward contracts to hedge a portion of its exposure to changes in the value of the Canadian dollar.  At March 31, 2020 and September 30, 2019, the Company had short-term hedge contracts of CAD $4.0 million and CAD $7.0 million, respectively, with a United States bank to reduce the impact on cash flows from movements in the Canadian dollar/U.S. dollar currency exchange rate, but the contract has not been designated as a hedge for accounting purposes.

The following table summarizes the gross fair value of all derivative instruments, which are not designated as hedging instruments and their location in the consolidated balance sheets (in thousands).

Derivative Instrument	Location	March 31, 2020	September 30, 2019
Foreign Currency Forward Contracts	Accrued Expenses and Other Current Liabilities	$22	$4

The following table summarizes the Company’s realized gains (losses) on derivative instruments included in the consolidated statements of operations for the three and six months ended March 31, 2020 and 2019 (in thousands):

		Three Months Ended		Six Months Ended
Derivative Instrument	Location	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Foreign Currency Forward Contracts	Other Income (Expense)	$363	$217	$265	$639

4.   Fair Value of Financial Instruments

The Company’s financial instruments generally included cash and cash equivalents, a foreign currency forward contract, trade, notes and financing lease receivables and accounts payable.  Due to the short-term maturities of cash and cash equivalents, trade and other receivables and accounts payable, the carrying amounts approximate fair value on the respective balance sheet dates.  The valuation technique used to measure the fair value of the contingent consideration was derived from models utilizing market observable inputs.

The Company measures short-term investments and derivatives at fair value on a recurring basis.

The following tables present the fair value of the Company’s short-term investments, contingent consideration and foreign currency forward contracts by valuation hierarchy and input (in thousands):

	As of March 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)	Totals
Contingent Consideration	$—	$—	$(10,912)	$(10,912)
Foreign Currency Forward Contract	—	(22)	—	(22)
Total	$—	$(22)	$(10,912)	$(10,934)

	As of September 30, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)	Totals
Contingent Consideration	$—	$—	$(9,940)	$(9,940)
Foreign Currency Forward Contract	—	(4)	—	$(4)
Total	$—	$(4)	$(9,940)	$(9,944)

Assets and liabilities measured on a nonrecurring basis

The measurements utilized to determine the implied fair value of the Company’s long-lived assets and contingent consideration as of March 31, 2020 represented significant unobservable inputs (Level 3).

The following table summarizes changes in the fair value of the Company’s Level 3 financial instruments for the six months ended March 31, 2020:

Balance at October 1, 2019	$9,940
Fair value adjustments	972
Balance at March 31, 2020	$10,912

Adjustments to the fair value of the contingent consideration are based on Monte Carlo simulations utilizing inputs which include market comparable information and management assessments regarding potential future scenarios.  The Company believes its estimates and assumptions are reasonable, however, there is significant judgement involved.

5.   Trade Accounts Receivable and Financing Receivables

Trade accounts receivable, net are reflected in the following table (in thousands):

	March 31, 2020	September 30, 2019
Trade accounts receivable	$25,669	$25,144
Allowance for doubtful accounts	(8,904)	(951)
Total	$16,765	$24,193

The allowance for doubtful accounts represents the Company’s best estimate of probable credit losses.  The Company determines the allowance based upon historical experience and a current review of its accounts receivable balances.  Accounts receivable balances are charged off against the allowance whenever it is probable that the receivable balance will not be recoverable.

The following table summarizes changes in the Company’s allowance for doubtful accounts for the six months ended March 31, 2020:

Balance at October 1, 2019	$951
Bad debt expense, net of recoveries	8,151
Deductions	(198)
Balance at March 31, 2020	$8,904

Trade accounts receivable at March 31, 2020 and September 30, 2019 includes $8.0 million and $8.5 million, respectively, due from an international seismic marine customer that, as of March 31, 2020, rented a significant amount of marine nodal equipment from the Company.  The Company has experienced cash collection difficulties with this customer throughout fiscal year 2019 and through the second quarter of fiscal year 2020 due to the customer’s inability to generate sufficient cash flows to pay its obligations in a timely manner.  As a result of the customer’s failure to adhere to an agreed-upon payment plan, in late November 2019, the Company ceased recognizing revenue from this customer and expects to continue to do so until the customer demonstrates its ability to routinely service its debts owed to the Company in the ordinary course of business.  At March 31, 2020, the total debt contractually owed by the customer to the Company is $14.0 million; however, the customer’s trade accounts receivable balance of $8.0 million on the Company’s balance sheet at March 31, 2020 excludes $6.0 million of unrecognized rental revenue and late payment penalties invoiced by the Company during the six months ended March 31, 2020.  Prior to the customer missing the first scheduled payment in late November, the Company recognized $2.5 million of revenue from this customer in its first quarter ended December 31, 2019.  The Company has received cash payments in excess of $20 million from this customer beginning in fiscal year 2018.

The Company is currently evaluating an offer by the customer to exchange the customer’s debts owed to the Company for a financial instrument issued by the customer and secured by certain of its assets.  The final terms and conditions of the debt instrument, the exchange and other matters have not yet been determined, and the Company has no obligation to enter into such an exchange.  The current negotiations may not lead to a definitive agreement being entered into, the fair market value of the debt instrument may not equal or exceed the balance of accounts receivable owed by the customer, or the customer may not meet the debt instrument’s payment obligations.

The Company has significant concerns about the customer’s ability to ultimately settle the debts owed to the Company because of (i) its distressed financial condition, (ii) the customer’s inability to generate sufficient cash flows to fund its past operations, (iii) the customer’s continued failure since November 2019 to make payments in accordance with its promises, (iv) the belief that the distressed state of the oil and gas exploration industry caused by the recent oversupply of crude oil on the world market will further compound the difficulties facing the customer and (v) the failure by the customer to present a plausible plan to overcome the difficulties it currently faces.  In this regard, the Company recorded a bad debt expense of $8.0 million in its second quarter ended March 31, 2020 to reduce the carrying value of the receivable owed by the customer to zero.  Notwithstanding the bad debt reverse provided for on the receivable, the Company intends to vigorously pursue the collection of all amounts owed by the customer by all means available.

Financing receivables are reflected in the following table (in thousands):

	March 31, 2020	September 30, 2019
Promissory notes	$432	$780
Sales-type lease	1,272	2,692
Total financing receivables	1,704	3,472
Unearned income:
Sales-type lease	(18)	(55)
Total unearned income	(18)	(55)
Total financing receivables, net of unearned income	1,686	3,417
Less current portion	(1,639)	(3,233)
Non-current financing receivables	$47	$184

Promissory notes receivable are generally collateralized by the products sold, and bear interest at rates ranging up to 7% per year.  The promissory notes receivable mature at various times through January 2023.  The Company has, on occasion, extended or renewed notes receivable as they mature, but there is no obligation to do so.

During the second quarter of fiscal year, 2020, the Company partially financed a $12.5 million product sale by entering into a $10.0 million secured promissory note with a customer.  The note is for a three-year term and bears interest at 7% per year.   Principal and interest payments of $0.3 million are due monthly until maturity.  Due to the financial condition of the customer, the note receivable is not reflected on the Company’s consolidated balance sheet due to collectability concerns.  See Note 2 for more information on this sale.

The Company entered into a sales-type lease in September 2017 resulting from the sale of rental equipment.  The sales-type lease has a term of three years.  Future minimum lease payments required under the lease at March 31, 2020 were $1.4 million, including $18,000 of unearned income.  The future minimum lease payments are due in fiscal year 2020.  Interest income earned on the lease for the three months ended March 31, 2020 and 2019 was $ 23,000 and $0.1 million, respectively.  Interest income earned on the lease for the six months ended March 31, 2020 and 2019 was $0.1 million and $0.1 million, respectively.  The ownership of the equipment will transfer to the lessee at the end of the lease term.

6.   Inventories

Inventories consist of the following (in thousands):

	March 31, 2020	September 30, 2019
Finished goods	$16,940	$17,967
Work in process	4,733	3,681
Raw materials	47,809	55,781
Obsolescence reserve	(34,144)	(32,050)
	35,338	45,379
Less current portion	(18,488)	(23,855)
Non-current portion	$16,850	$21,524

Raw materials included semi-finished goods and component parts that totaled approximately $21.9 million and $25.2 million at March 31, 2020 and September 30, 2019, respectively.

7.  Leases

As Lessee

The Company has elected not to record operating right-of-use assets or operating lease liabilities with a term of 12 months or less on its consolidated balance sheet.  Such leases are expensed on a straight-line basis over the lease term.  The Company has one operating right-of use asset related to a leased facility in Austin, Texas.  The lease commenced in May 2019 and is for a two-year term. The operating right-of-use asset had a balance of $0.1 million as of March 31, 2020.  Future minimum lease payments related to the operating lease as of March 31, 2020 were as follows (in thousands):

For fiscal year ending September 30,
2020 (remainder)	$83
2021	84
Future minimum lease payments	167
Less interest	(4)
Present value of future minimum lease payments	163
Less current portion	(149)
Non-current portion	$14

The discount rate used on the lease was 5%, which represented the Company’s incremental borrowing rate at the lease’s inception.

Operating lease costs are recorded in a single expense in the consolidated statements of operations and allocated to the right-of-use asset and the related lease liability as amortization expense and interest expense, respectively.  Right-of-use asset operating lease costs of $38,000 and $0.1 million, and short-term lease costs of $0.1 million and $0.2 million, both included as a component of total operating expenses, were recognized for the three and six months ended March 31, 2020, respectively.

Supplemental cash flow information related to the operating lease is a follows (in thousands):

Six Months Ended
March 31, 2020
Cash paid for amounts included in the measurement of lease liability	$82
Operating lease asset obtained in exchange for new lease liability	219

As Lessor

The Company leases equipment to customers primarily for terms of six months or less.  The majority of the Company’s rental revenue is generated from its marine-based wireless seismic data acquisition system.

All of the Company’s leasing arrangements as lessor are classified as operating leases except for one sales-type lease.  See Note 5 for more information on this lease.

Rental revenue for the three and six months ended March 31, 2020 was $16.4 million and $33.0 million, respectively.  Rental revenue for the three and six months ended March 31, 2019 was and $14.3 million and $21.7 million, respectively.

At March 31, 2020, future minimum lease payments due from the Company’s leasing customers (all in fiscal year 2020) were $16.4 million (not inclusive of lease deposits of $0.4 million).

Rental equipment consisted of the following (in thousands):

	March 31, 2020	September 30, 2019
Rental equipment, primarily wireless recording equipment	$114,990	$107,645
Accumulated depreciation and impairment	(52,301)	(45,583)
	$62,689	$62,062

8.   Property Held for Sale

The Company owns a property located in Bogotá, Colombia that it is marketing for sale.  The property was used for product sales and service support to its customers in South America as well as warehousing for its rental equipment operations.  The property’s carrying value at March 31, 2020 was $0.6 million and has been reclassified from property, plant and equipment to property held for sale in the accompanying consolidated balance sheet as of March 31, 2020.  The Company believes the fair market value of the property exceeds its carrying value.  The Company believes the property will be sold within the next 12-months.  The Company continues to operate on a reduced scale in Colombia.  The Company’s rental equipment in Colombia was either sold to customers or transferred back to its headquarters in Houston, Texas.

9.   Goodwill and Other Intangible Assets

    The Company’s consolidated goodwill and other intangible assets consisted of the following (in thousands):

	Weighted-
	Average
	Remaining Useful
	Lives (in years)	March 31, 2020	September 30, 2019
Goodwill		$5,008	$5,008

Other intangible assets:
Developed technology	16.4	5,919	5,918
Customer relationships	2.4	3,900	3,900
Trade names	3.4	1,930	1,930
Non-compete agreements	2.5	170	170
Total other intangible assets	9.5	11,919	11,918
Accumulated amortization		(2,722)	(1,855)
		$9,197	$10,063

At March 31, 2020, in light of the present COVID-19 pandemic and the significant decline in crude oil prices, the Company assessed its goodwill and other intangible assets for impairment. As a result of the assessment, the Company determined there was no impairment.

Other intangible assets amortization expense for each of the three and six months ended March 31, 2020 was $0.4 million and $0.9 million, respectively.  Other intangible assets amortization expense for the three and six months ended March 31, 2019 was $0.4 million and $0.8 million, respectively.

As of March 31, 2020, future estimated amortization expense of other intangible assets is as follows (in thousands):

For fiscal years ending September 30,
2020 (remainder)	$866
2021	1,732
2022	1,624
2023	714
2024	342
Thereafter	3,919
$9,197

10.   Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following (in thousands):

Six Month Ended March 31, 2020
Balance at October 1, 2019	$(15,757)
Foreign currency translation adjustments	(451)
Balance at March 31, 2020	$(16,208)

Six Month Ended March 31, 2019
Balance at October 1, 2018	$(15,619)
Changes in unrealized gain on available-for-sale securities, net of tax	83
Foreign currency translation adjustments	20
Balance at March 31, 2019	$(15,516)

11.   Stock-Based Compensation

During the six months ended March 31, 2020, the Company issued 166,250 restricted stock units (“RSUs”) under its 2014 Long Term Incentive Plan, as amended (the “Plan”).  The RSUs issued include both time-based and performance-based vesting provisions.  The weighted average grant date fair value of each RSU was $14.58 per unit.  The grant date fair value of the RSUs was $2.4 million, which will be charged to expense over the next four years as the restrictions lapse.  Compensation expense for RSUs was determined based on the closing market price of the Company’s stock on the date of grant applied to the total number of units that are anticipated to fully vest. Each RSU represents a contingent right to receive one share of the Company’s common stock upon vesting.  As of March 31, 2020, the Company had unrecognized compensation expense of $2.5 million relating to RSUs that is expected to be recognized over a weighted average period of 3.1 years.

As of March 31, 2020, the Company had $1.5 million of unrecognized compensation expense related to restricted stock awards (“RSAs”) that is expected to be recognized over a weighted average period of 1.6 years.

As of March 31, 2020, there were 265,220 RSUs, 125,849 RSAs and 103,100 nonqualified stock options outstanding.

12.   Loss Per Common Share

           The following table summarizes the calculation of net loss and weighted average common shares and common equivalent shares outstanding for purposes of the computation of loss per share (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Net income (loss)	$(11,804)	$707	$(13,093)	$(5,146)
Less: Income (loss) allocable to unvested restricted stock	—	(12)	—	—
Income (loss) attributable to common shareholders for diluted earnings per share	$(11,804)	$695	$(13,093)	$(5,146)
Weighted average number of common share equivalents:
Common shares used in basic income (loss) per share	13,541,404	13,401,135	13,503,486	13,369,932
Common share equivalents outstanding related to stock options and RSUs	—	156,050	—	—
Total weighted average common shares and common share equivalents used in diluted income (loss) per share	13,541,404	13,557,185	13,503,486	13,369,932
Income (loss) per share:
Basic	$(0.87)	$0.05	$(0.97)	$(0.38)
Diluted	$(0.87)	$0.05	$(0.97)	$(0.38)

For the calculation of diluted loss per share for the three and six months ended March 31, 2020, 103,100 stock options and 265,220 non-vested RSUs were excluded in the calculation of weighted average shares outstanding since their impact on diluted loss per share was antidilutive.  For the calculation of diluted loss per share for the six months ended March 31, 2019, 165,600 stock options and 161,300 non-vested RSUs, respectively, were excluded in the calculation of weighted average shares outstanding since their impact on diluted loss per share was antidilutive.

13.   Commitments and Contingencies

Contingent Consideration

In connection with its acquisitions of Quantum Technology Sciences, Inc. (“Quantum”) and the OptoSeis® fiber optic sensing technology business, the Company recorded contingent purchase price payments, or contingent consideration, that may be owed in the future.  For both acquisitions, the contingent payments are based on future receipt of contracts awards and the resulting revenue derived from such contracts.  The Company utilizes the services of independent valuation consultants to assist it with the estimation of the fair value of this contingent consideration.  The determination of fair value is inherently unpredictable since it requires estimates and projections of future revenue, including the size, length, timing and, in the case of Quantum, the extent of gross profits earned under its future contracts.  As a result, the Company anticipates fair value adjustments to these liabilities over the respective earn-out periods, and these adjustments will result in either charges or credits to the Company’s operating expenses when the fair value of the contingent consideration increases or decreases, respectively.

The Company recorded an initial contingent earn-out liability of $7.7 million in connection with its July 2018 acquisition of Quantum.   Contingent payments, if any, may be paid in the form of cash or Company stock and will be derived from eligible revenue generated during a four-year earn-out period ending July 2022.  The maximum amount of contingent payments is $23.5 million over the four-year earn-out period.  At September 30, 2019, the Company recorded a $2.9 million adjustment to decrease the initial earn-out liability to an estimated fair value of $4.8 million.  At March 31, 2020, the Company recorded a $1.5 million adjustment to increase the earn-out liability to an estimated fair value of $6.3 million.  The increase in the earn-out liability was due to an increase in projected eligible revenue.  In April 2020, Quantum was awarded a $10 million contract with the U.S. Customs and Border Protection U.S. Border Patrol to provide a technology solution to the Department of Homeland Security.  The Company does not expect any significant revenue from this contract to be recognized until the first quarter of fiscal year 2021.

The Company recorded an initial contingent earn-out liability of $4.3 million in connection with its November 2018 acquisition of all the intellectual property and related assets of the OptoSeis® fiber optic sensing technology.  Contingent cash payments, if any, will be derived from eligible revenue generated during a five-and-a-half year earn-out period ending in May 2024.  The maximum amount of contingent payments is $23.2 million over the five-and-a-half year earn-out period.  At September 30, 2019, the Company recorded a $0.8 million adjustment to increase the initial earn-out liability to an estimated value of $5.1 million.   At March 31, 2020, the Company recorded a $0.5 million adjustment to decrease the initial earn-out liability to an estimated value of $4.6 million.  The decrease in the earn-out liability was due to a decrease in projected eligible revenue attributable to the current economic environment.

 The Company reviews and assesses the fair value of its contingent earn-out liabilities on a quarterly basis.

Operating Leases

The Company leases office space and certain equipment for terms of two years or less. For the remaining six months of fiscal year 2020 and for fiscal year 2021, future minimum lease obligations for the Company’s operating right-of-use asset and the Company’s other short-term leases $0.1 million and $0.1 million, respectively.

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

The following table summarizes the Company’s segment information (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Revenue:
Oil and Gas Markets	$18,434	$18,669	$37,936	$29,673
Adjacent Markets	7,101	7,259	13,200	13,894
Emerging Markets	372	46	469	134
Corporate	—	149	—	297
Total	$25,907	$26,123	$51,605	$43,998

Income (loss) from operations:
Oil and Gas Markets	$(6,683)	$3,332	$(2,584)	$731
Adjacent Markets	1,214	1,651	2,065	2,633
Emerging Markets	(2,500)	(1,180)	(3,865)	(2,372)
Corporate	(3,513)	(2,781)	(6,928)	(6,033)
Total	$(11,482)	$1,022	$(11,312)	$(5,041)

15.   Income Taxes

Consolidated income tax expense for the three and six months ended March 31, 2020 was $0.6 million and $2.0 million, respectively.  Consolidated income tax expense for each of the three and six months ended March 31, 2019 was $0.6 million.  The income tax expense for the three and six months ended March 31, 2020 and 2019 primarily reflects foreign withholding tax on rental income earned in Nigeria and Brunei.  During the three and six months ended March 31, 2020 and 2019, a substantial portion of the Company’s rental activities were in international locations.  The Company is currently unable to record any tax benefits for its tax losses in the U.S. and Canada due to the uncertainty surrounding its ability to utilize such losses in the future to offset taxable income.

16.  Risks and Uncertainties

COVID-19 Pandemic

The present COVID-19 pandemic, has spread across the globe and is impacting worldwide economic activity, including the global demand for oil and natural gas.  COVID-19 poses the risk that the Company or its employees, contractors, suppliers and customers may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to restrictions that may be requested or mandated by governmental authorities, including quarantines of certain geographic areas, restrictions on travel and other restrictions that prohibit employees from going to work, both around the world as well as in certain jurisdictions in the United States.  The continued spread of COVID–19 and the related mitigation measures may disrupt the Company’s supply chain, result in a significant decrease in business from its customers and/or cause its customers to be unable to meet existing payment or other obligations to the Company.   If COVID–19 continues to spread or the response to contain COVID–19 pandemic is unsuccessful, the Company could experience a material adverse effect on its business, financial condition, results of operations and liquidity.

Decrease in Oil Commodity Price Levels

Demand for many of the Company’s products and the profitability of its operations depend primarily on the level of worldwide oil and gas exploration activity.  Prevailing oil and gas prices, with an emphasis on crude oil prices, and market expectations regarding potential changes in such prices significantly affect the level of worldwide oil and gas exploration activity.  During periods of improved energy commodity prices, the capital spending budgets of oil and natural gas operators tend to expand, which results in increased demand for our products.  Conversely, in periods when these energy commodity prices deteriorate, capital spending budgets of oil and natural gas operators tend to contract and the demand for our products generally weakens.  Historically, the markets for oil and gas have been volatile and are subject to wide fluctuations in response to changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond our control.  These factors include the level of consumer demand, regional and international economic conditions, weather conditions, domestic and foreign governmental regulations (including those related to climate change), price and availability of alternative fuels, political conditions, instability and hostilities in the Middle East and other significant oil-producing regions, increases and decreases in the supply of oil and gas, the effect of worldwide energy conservation measures and the ability of OPEC to set and maintain production levels and prices of foreign imports.

Sustained low oil prices or the failure of oil prices to rise in the future and the resulting downturns or lack of growth in the energy industry and energy‑related business, could have a negative impact on the Company’s results of operations and financial condition. In light of the recent sharp decline in oil prices, oil and gas exploration and production companies are expected to experience a significant reduction in cash flows, which could result in reductions in their capital spending budgets for oil and gas exploration-focused activities, including seismic data acquisition activities.  Demand for the Company’s seismic products targeted at customers in our Oil and Gas Markets segment, which segment has historically accounted for the majority of the Company’s revenue, could significantly diminish during fiscal year 2020 or beyond as a result of significant uncertainty in the outlook for oil and gas exploration.  Specifically, the Company expects these challenging industry conditions to result in decreased demand for its marine wireless nodal products and its land-based seismic products, as the demand for such products, has been, and will likely continue to be, vulnerable to downturns in the economy and the oil and gas industry in general.  In addition to the negative effects of slowdowns in the United States economy, slowing economic growth in growing economies like those in China and India could lead to a decline in demand for crude oil and natural gas.  Slowdowns in economic activity would likely reduce worldwide demand for energy and result in an extended period of lower crude oil and natural gas prices.  Any material changes in oil and gas prices or other market trends that adversely impact seismic exploration activity would likely affect the demand for the Company’s products and could materially and adversely affect its results of operations and liquidity.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “could”, “intend”, “expect”, “plan”, “budget”, “forecast”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue”, “evaluating” or similar words.  Statements that contain these words should be read carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other forward-looking information.  Examples of forward-looking statements include, among others, statements that we make regarding our expected operating results, the results and success of our transactions with Quantum and the OptoSeis® technology, the adoption and sale of our products in various geographic regions, potential tenders for permanent reservoir monitoring systems, future demand for OBX systems, the completion of new orders for our channels of our GCL system, the fulfillment of customer payment obligations, the impact of the coronavirus (or COVID-19) pandemic, the Company’s ability to manage changes and the continued health or availability of management personnel, volatility and direction of oil prices, anticipated levels of capital expenditures and the sources of funding therefor, and our strategy for growth, product development, market position, financial results and the provision of accounting reserves.  These forward-looking statements reflect our best judgment about future events and trends based on the information currently available to us.  However, there will likely be events in the future that we are not able to predict or control.  The factors listed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 and this Quarterly Report on Form 10-Q, as well as other cautionary language in such Annual Report and this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.  Such examples include, but are not limited to, the failure of the Quantum or OptoSeis® technology transactions to yield positive operating results, decreases in commodity price levels, including risks related to the recent collapse in oil prices, which could reduce demand for our products, the failure of our products to achieve market acceptance (despite substantial investment by us) our sensitivity to short term backlog, delayed or cancelled customer orders, product obsolescence resulting from poor industry conditions or new technologies, bad debt write-offs associated with customer accounts, lack of further orders for our OBX rental equipment, failure of our Quantum products to be adopted by the border and security perimeter market and infringement or failure to protect intellectual property.  The occurrence of the events described in these risk factors and elsewhere in this Quarterly Report on Form 10-Q could have a material adverse effect on our business, results of operations and financial position, and actual events and results of operations may vary materially from our current expectations.  We assume no obligation to revise or update any forward-looking statement, whether written or oral, that we may make from time to time, whether as a result of new information, future developments or otherwise.

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

Demand for our seismic products targeted at customers in our Oil and Gas Markets segment has been, and will likely continue to be, vulnerable to downturns in the economy and the oil and gas industry in general.  For more information, please refer to the risks discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 and in this Quarterly Report on Form 10-Q.

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

Wireless Products

We have developed multiple versions of a land-based wireless (or nodal) seismic data acquisition system.  Rather than utilizing interconnecting cables as required by most traditional land data acquisition systems, each of our wireless stations operate as an independent data collection system, allowing for virtually unlimited channel configurations.  As a result, our wireless systems require less maintenance, which we believe allows our customers to operate more effectively and efficiently because of its reduced environmental impact, lower weight and ease of operation.  Each wireless station is available in a single-channel or three-channel configuration.  Since its introduction in 2008 and through March 31, 2020, we have sold 557,000 wireless channels and we currently have 84,000 wireless channels in our rental fleet.

We have also developed a marine-based wireless seismic data acquisition system called the OBX.  Similar to our land-based wireless systems, the marine OBX system may be deployed in virtually unlimited channel configurations and does not require interconnecting cables between each station.  Our deepwater versions of the OBX system can be deployed in depths of up to 3,450 meters.  At March 31, 2020, we had 34,000 OBX stations in our rental fleet and additional OBX stations under construction in order to meet expected rental demand.  Cash invested into our wireless product rental fleet was approximately $5 million for the six months ended March 31, 2020.  We do not expect cash investments into our wireless product rental fleet to be significant for the remainder of fiscal year 2020.

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

Consolidated Results of Operations

We report and evaluate financial information for three segments: Oil and Gas Markets, Adjacent Markets and Emerging Markets.  Summary financial data by business segment follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Oil and Gas Markets
Traditional exploration product revenue	$2,030	$3,969	$4,384	$6,754
Wireless exploration product revenue	16,067	13,644	32,997	20,926
Reservoir product revenue	337	1,056	555	1,993
Total revenue	18,434	18,669	37,936	29,673
Operating income (loss)	(6,683)	3,332	(2,584)	731
Adjacent Markets
Industrial product revenue	4,186	4,122	7,782	7,683
Imaging product revenue	2,915	3,137	5,418	6,211
Total revenue	7,101	7,259	13,200	13,894
Operating income	1,214	1,651	2,065	2,633
Emerging Markets
Revenue	372	46	469	134
Operating loss	(2,500)	(1,180)	(3,865)	(2,372)
Corporate
Revenue	—	149	—	297
Operating loss	(3,513)	(2,781)	(6,928)	(6,033)
Consolidated Totals
Revenue	25,907	26,123	51,605	43,998
Operating income (loss)	(11,482)	1,022	(11,312)	(5,041)

Overview

    Early in calendar year 2014, our Oil and Gas Markets segment experienced a softening in the demand for its traditional exploration products, particularly in North America, as capital budgets for oil and gas producers were trending away from exploration-focused activities toward production and exploitation activities.  During this period oil production in North America’s unconventional shale reservoirs increased, as did oil production from other non-OPEC countries, resulting in an oversupply of crude oil in the world market.  Early in 2020, decreased demand caused by the oversupply of oil due to failed OPEC negotiations and concerns about the COVID–19 pandemic has led to a dramatic drop in crude oil prices in March 2020.   With this sharp decline in oil prices, oil and gas exploration and production companies are expected to experience a significant reduction in cash flows, which will likely result in reductions in their capital spending budgets for oil and gas exploration-focused activities, including seismic data acquisition activities.  Our Oil and Gas Markets segment has historically experienced strong demand for the rental of our marine wireless nodal products; however, this demand could significantly diminish during fiscal year 2020 or beyond as a result of significant uncertainty in the outlook for oil and gas exploration.   Demand for new land-based seismic equipment in recent fiscal years and fiscal year 2020 has remained restrained due to capital limitations affecting many of our customers, along with their excess levels of underutilized equipment.  As a result, revenue from the sale and rental of our land-based traditional and wireless products has remained low due to reduced investment in exploration-focused seismic activities.  We expect these challenging industry conditions will result in revenue from our traditional and land-based wireless products to remain below historical norms.

In light of current market conditions, the inventory balances in our Oil and Gas Markets business segment at March 31, 2020 continued to exceed levels we consider appropriate for the current level of product demand.  While we are aggressively working to reduce these legacy inventory balances, we are also adding new inventories for new wireless product developments and for other product demand in our Adjacent Markets segment.  During periods of excessive inventory levels, our policy has been, and will continue to be, to record obsolescence expense as we experience reduced product demand and as our inventories continue to age.  If difficult market conditions continue for the products in our Oil and Gas Markets segment, we expect to record additional inventory obsolescence expense in fiscal year 2020 and beyond until product demand and/or resulting inventory turnover return to acceptable levels.

Coronavirus (COVID-19)

In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The spread of COVID-19 has resulted in most governments issuing restrictive orders, including “shelter in place” orders around the globe to assist in mitigating the spread of the virus.

While we continue to support our customers, there remains uncertainties regarding the duration and, to what extent, if any, the COVID-19 pandemic will ultimately have on the demand for our products and services or with our supply chain. We continue to closely monitor the situation as information becomes readily available.

As of the date of this filing, our operations have, for the most part, remained open globally and the impact of the effects of COVID-19 to our personnel and operations has been limited.  We have not yet experienced significant customer order cancellations or supply chain interruptions.   However, the current low oil and gas price environment may be intensified and prolonged by the COVID-19 pandemic and is increasing the risk and financial stress placed on our customers.  We cannot reasonably estimate the length or severity of this pandemic, or the extent to which COVID-19 will affect our business, financial condition and results of operations in fiscal year 2020 and beyond.

Three and six months ended March 31, 2020 compared to the three and six months ended March 31, 2019

Consolidated revenue for the three months ended March 31, 2020 was $25.9 million, a decrease of $0.2 million, or 0.8%, from the corresponding period of the prior fiscal year.  The decrease was primarily due to a decrease in the recognition of OBX marine nodal rental revenue from an international seismic marine customer.  Consolidated revenue for the six months ended March 31, 2020 was $51.6 million, an increase of $7.6 million, or 17.3%, from the corresponding period of the prior fiscal year.  The increase in revenue resulted from increased rental revenue in our Oil and Gas Markets segment from our OBX marine nodal products, partially offset by a decrease in the recognition of rental revenue from the international seismic marine customer.

Consolidated gross profit for the three months ended March 31, 2020 was $7.9 million, a decrease of $2.4 million, or 23.6%, from the corresponding period of the prior fiscal year.  The decrease in gross profit for the three months ended March 31, 2020 was primarily due to costs associated with upgrading our OBX marine nodal rental equipment, an increase in rental equipment depreciation expense and a decrease in the recognition of rental revenue from the international seismic marine customer.  Consolidated gross profit for the six months ended March 31, 2020 was $18.4 million, an increase of $5.0 million, or 36.9% from the corresponding period of the prior fiscal year.  The increase in gross profit for the six months ended March 31, 2020 primarily resulted from an increase in wireless product rental revenue caused by the high utilization of our OBX rental fleet and was partially offset by a decrease in the recognition of rental revenue from the international seismic marine customer.

Consolidated operating expenses for the three months ended March 31, 2020 were $19.4 million, an increase of $10.1 million, or 107.8%, from the corresponding period of the prior year fiscal.  This increase in operating costs was primarily due to an $8.1 million increase in bad debt expense principally related to a trade accounts receivable from an international seismic marine customer that, as of March 31, 2020 rented a significant amount of our marine nodal equipment.   The increase was also due to (i) a $1.0 million increase in personnel costs and other general expense increases related to our business operations and (ii) a $1.0 million net non-cash increase in the estimated fair value of contingent earn-out consideration related to our Quantum and OptoSeis® acquisitions.   Consolidated operating expenses for the six months ended March 31, 2020 were $29.7 million, an increase of $11.2 million, or 60.7%, from the corresponding period of the prior year fiscal.    The increase in operating costs for the six months ended March 31, 2020 was primarily due to an $8.2 million increase in bad debt expense principally related to the trade accounts receivable from an international marine seismic customer.  The increase was also due to (i) a $1.0 million net non-cash increase in the estimated fair value of contingent earn-out consideration related to our Quantum and OptoSeis® acquisitions, (ii) $0.5 million of incremental research and development costs associated with our acquisition of the OptoSeis® business in November 2018, (iii) $0.4 million additional research and development expenditures for our other products and (iv) a $1.1 million increase in personnel costs and other general expense increases related to our business operations.

Consolidated other income for the three months ended March 31, 2020 was $0.3 million compared to $0.2 million from the corresponding period of the prior fiscal year.  The increase for the three months ended March 31, 2020 was primarily caused by an increase in interest income.  Consolidated other income for the six months ended March 31, 2020 was $0.2 million compared to $0.5 million from the corresponding period of the prior fiscal year.  The decrease for the six months ended March 31, 2020 was primarily caused by foreign exchange losses and a decline in interest income.

Consolidated income tax expense for the three and six months ended March 31, 2020 and 2019 substantially reflects foreign withholding tax assessed on our rental income earned in Nigeria and Brunei.  Consolidated income tax expense for each of the three months ended March 31, 2020 and 2019 was $0.6 million.  Consolidated income tax expense for the six months ended March 31, 2020 was $2.0 million compared to $0.6 million for the corresponding period of the prior fiscal year.  The increase in income tax expense for the six months ended March 31, 2020 was primarily the result of a full six months of rental income earned in Nigeria and Brunei, which did not exist for the full six months of the prior year.  During the six months ended March 31, 2020 and 2019, a substantial portion of our rental activities were in international locations.  We are currently unable to record any tax benefits from the tax losses we incur in the U.S. and Canada due to the uncertainty surrounding our ability to utilize such losses in the future to offset taxable income.

Segment Results of Operations

Oil and Gas Markets

Revenue

Revenue from our Oil and Gas Markets products for the three months ended March 31, 2020 decreased $0.2 million, or 1.3%, from the corresponding period of the prior fiscal year.  Revenue from our Oil and Gas Markets products for the six months ended March 31, 2020 increased $8.3 million, or 27.8%, from the corresponding period of the prior fiscal year.  The components of these changes include the following:

•

Traditional Exploration Product Revenue – For the three months ended March 31, 2020, revenue from our traditional products decreased $2.0 million, or 48.9% from the corresponding period of the prior fiscal year.  The decrease for the three months ended March 31, 2020 primarily reflects lower demand for marine products.  The decrease was also attributable to a decrease in customer product repair and support service revenue.  For the six months ended March 31, 2020, revenue from our traditional products decreased $2.4 million, or 35.1%, from the corresponding period of the prior fiscal year.  The decrease for the six months ended March 31, 2020 reflects lower demand for our sensor products and a decrease in customer product repair and support service revenue.

•

Wireless Exploration Product Revenue – For the three months ended March 31, 2020, revenue from our wireless exploration products increased $2.4 million, or 17.8%, from the corresponding period of the prior fiscal year.  For the six months ended March 31, 2020, revenue from our wireless exploration products increased $12.1 million, or 57.7%, from the corresponding period of the prior fiscal year.  The increase for both periods resulted from higher rental demand for our OBX systems, partially offset by a decrease in the recognition of revenue from an international seismic marine customer.

•

Reservoir Product Revenue – For the three months ended March 31, 2020, revenue from our reservoir products decreased $0.7 million, or 68.1%, from the corresponding period of the prior fiscal year.  For the six months ended March 31, 2020, revenue from our reservoir products decreased $1.4 million, or 72.2%, from the corresponding period of the prior fiscal year.  The decrease for both periods was primarily due to a decrease in sales of our borehole products.

During the second quarter of fiscal year 2020, we partially financed a $12.5 million product sale by entering into a $10.0 million promissory note with a customer.  The note is for a three-year term with monthly principal and interest payments of $0.3 million.  Due to the financial condition of the customer, we have concerns over the probable collectability of the promissory note.  As a result we did not recognize any revenue or cost of revenue on the product sale. We have received payments from the customer totaling $3.0 million as of March 31, 2020 related to the sale, which are reflected on our accompanying consolidated balance sheet as non-current deferred revenue.  Management does not intend to recognize the revenue and cost of revenue from the sale until it becomes probable that the customer will satisfy its financial obligation.

Operating Income (Loss)

Operating loss associated with our Oil and Gas Markets products for the three months ended March 31, 2020 was $(6.7) million, compared to income of $3.3 million from the corresponding period of the prior fiscal year.  The decline for the three months ended March 31, 2020 was primarily due to a bad debt expense of $8.0 million provided for on a trade accounts receivable from an international seismic marine customer.  The decline was also due to a decrease in gross profit as a result of costs associated with upgrading OBX marine nodal rental equipment, an increase in rental equipment depreciation expense and a decrease in the recognition of rental revenue from an international seismic marine customer.  The decline was partially offset by an increase in other wireless rental revenue and a $0.5 million non-cash reduction in the estimated fair value of contingent earn-out consideration related to our OptoSeis® acquisition.  Operating loss associated with our Oil and Gas Markets products for the six months ended March 31, 2020 was $(2.6) million, compared to operating income of $0.7 million from the corresponding period of the prior fiscal year.  The decline for the six months ended March 31, 2020 was primarily the result of the bad debt expense of $8.0 million provided for on the trade accounts receivable.  The decline was partially offset by a net increase in wireless rental revenue and gross profits from our OBX systems.

Adjacent Markets

Revenue

Revenue from our Adjacent Markets products for the three months ended March 31, 2020 decreased $0.2 million, or 2.2%, from the corresponding period of the prior fiscal year.  Revenue from our Adjacent Markets products for the six months ended March

31, 2020 decreased $0.7 million, or 5.0%, from the corresponding period of the prior fiscal year.  The components of these decreases included the following:

•

Industrial Product Revenue and Services – For the three months ended March 31, 2020, revenue from our industrial products increased $0.1 million, or 1.6% from the corresponding period of the prior fiscal year.  For the six months ended March 31, 2020, revenue from our industrial products increased $0.1 million, or 1.3% from the corresponding period of the prior fiscal year.  The increase in revenue for both periods was primarily due to higher demand for our water meter products.

•

Imaging Product Revenue – For the three months ended March 31, 2020, revenue from our imaging products decreased $0.2 million, or 7.1%, from the corresponding period of the fiscal year.  For the six months ended March 31, 2020, revenue from our imaging products decreased $0.8 million, or 12.8%, from the corresponding period of the fiscal year.   The decrease for both periods was primarily due to unforeseen delays in the production of certain imaging equipment.  The decrease for the six months ended March 31, 2020 was also attributable to a decline in sales of our films products.  While the decline is larger than we anticipated, we do not expect a trend of lower revenue in the future.

Operating Income

The operating income from our Adjacent Markets products for the three months ended March 31, 2020 was $1.2 million, a decrease of $0.4 million, or 26.5%, from the corresponding period of the prior fiscal year.  The operating income from our Adjacent Markets products for the six months ended March 31, 2020 was $2.1 million, a decrease of $0.6 million or 21.6%, from the corresponding period of the prior fiscal year.  The decrease in operating income for both periods was primarily due to the decrease in imaging product revenue.

Emerging Markets

Revenue

On July 27, 2018, we entered the border and perimeter security market through our acquisition of Quantum.   In connection with our Quantum acquisition, we established the Emerging Markets business segment, which currently includes only Quantum.  Revenue from our Emerging Markets products for the three months ended March 31, 2020 was $0.4 million, compared to $46,000 from the corresponding period of the prior fiscal year.  Revenue from our Emerging Markets products for the six months ended March 31, 2020 was $0.5 million, compared to $0.1 million from the corresponding period of the prior fiscal year.  The increase in revenue for both periods was primarily attributable to the sale of border and perimeter security products to a commercial customer.   In April 2020, Quantum was awarded a $10 million contract with the U.S. Customs and Border Protection U.S. Border Patrol to provide a technology solution to the Department of Homeland Security.  The Company does not expect any significant revenue from this contract to be recognized until the first quarter of fiscal year 2021.

Operating Loss

Our operating loss from our Emerging Markets products for the three months ended March 31, 2020 was $2.5 million, an increase of $1.3 million from the corresponding period of the prior fiscal year.  Our operating loss from our Emerging Markets products for the six months ended March 31, 2020 was $3.8 million, an increase of $1.5 million from the corresponding period of the prior fiscal year.  The increase in operating loss for both periods was primarily due to (i) a $1.5 million non-cash increase in the estimated fair value of contingent earn-out consideration related to our Quantum acquisition and (ii) an increase in product development costs.  The increased operating loss was partially offset by an increase in gross profit attributable to higher revenue.  Quantum’s operating expenses for each of the three and six months ended March 31, 2020 and 2019 include intangible asset amortization expenses of $0.3 million and $0.6 million, respectively.  Since its acquisition in July 2018, Quantum has primarily focused on product development activities, and the marketing of its technologies to government agencies and other end users.  We expect Quantum to incur operating losses until revenue from its recently awarded contract is recognized, which will not likely occur until the first quarter of fiscal year 2021.

Liquidity and Capital Resources

At March 31, 2020, we had approximately $18.9 million in cash and cash equivalents and short-term investments.  For the six months ended March 31, 2020, we generated $5.7 million of cash from operating activities.  Our net loss of $13.1 million was offset by net non-cash charges of $24.4 million resulting from deferred income taxes, depreciation, amortization, inventory obsolescence, stock-based compensation, bad debt expense and changes in the estimated fair value of contingent consideration.  Other sources of cash included (i) a $0.9 million increase in accounts payable due to timing of payments to suppliers and (ii) a $1.8 million decrease in inventories caused by a drawdown of our excess levels of finished goods and (iii) a $1.6 million increase in deferred revenue and other liabilities primarily to the deferral of revenue on a product sale, partially offset by a decrease in customer deposits.  Offsetting these sources of cash were (i) an $8.4 million increase in deferred cost of revenue and other assets primarily due to the deferral of cost on a product sale and an increase in the prepayment of certain expenses and (ii) a $0.8 million increase in trade and other receivables primarily due to the increase in revenue.

For the six months ended March 31, 2020, we used cash of $5.7 million from investing activities.  Uses of cash included (i) a $5.2 million investment in our rental equipment primarily to expand our OBX rental fleet and (ii) $2.8 million for additions to our property, plant and equipment.  These uses of cash were partially offset by (i) $2.1 million of proceeds from the sale of rental equipment and (ii) $0.2 million of proceeds from the sale of property, plant and equipment.  We do not expect cash investments into our OBX rental fleet for the remainder of fiscal year 2020 to be significant.  We estimate total fiscal year 2020 cash investments in property, plant and equipment could be up to $5 million.  Our capital expenditures are expected to be funded from our cash on hand, internal cash flows, cash flows from our rental contracts or, if necessary, from borrowings under our credit agreement.

For the six months ended March 31, 2020, we had no cash flows from financing activities.

Since 2014, the oil and gas industry has experienced a sustained downturn due to low oil and gas prices. Recently, the unprecedented sharp decline in crude oil prices since February 2020 has further impacted the overall condition of the oil and gas industry, stifling budgets targeted at the oil and gas exploration industry, including the seismic industry.  Prior to the recent downturn we saw some signs of increased seismic activity in certain areas around the world; however, we expect the need for new seismic equipment to remain restrained due to current industry conditions, capital limitations affecting many of our customers and excessive on-hand quantities of under-utilized seismic equipment.  Further, we expect product sales of our Oil and Gas Markets products—specifically our legacy land-based traditional and wireless products—to remain low until the oil and gas industry begins to show signs of recovery and exploration-focused seismic activities increase. However, oil and gas pricing and the resultant economic conditions may not recover meaningfully in the near term, and we expect these challenging industry conditions facing our land-based traditional and legacy wireless products will continue in fiscal year 2020.

Our trade accounts receivable at March 31, 2020 and September 30, 2019 includes $8.0 million and $8.5 million, respectively, due from an international seismic marine customer that, as of March 31, 2020 rented a significant amount of our marine nodal equipment.  We have experienced cash collection difficulties with this customer throughout fiscal year 2019 and through the second quarter of fiscal year 2020 due to the customer’s inability to generate sufficient cash flows to pay its obligations in a timely manner.  As a result of the customer’s failure to adhere to an agreed-upon payment plan, in late November 2019, we ceased recognizing revenue from this customer and expect to continue to do so until the customer demonstrates its ability to routinely service its debts owed to us in the ordinary course of business.  At March 31, 2020, the total debt contractually owed by the customer to us was $14.0 million; however, the customer’s trade accounts receivable balance of $8.0 million on our balance sheet at March 31, 2020 excludes $6.0 million of unrecognized rental revenue and late payment penalties invoiced by us during the six months ended March 31, 2020.  Prior to the customer missing the first scheduled payment in late November, we recognized $2.5 million of revenue from this customer in its first quarter ended December 31, 2019.  We have received cash payments in excess of $20 million from this customer beginning in fiscal year 2018.

We are currently evaluating an offer by the customer to exchange the customer’s debts owed to us for a financial instrument issued by the customer and secured by certain of its assets.  The final terms and conditions of the debt instrument, the exchange and other matters have not yet been determined, and we have no obligation to enter into such an exchange.  The current negotiations may not lead to a definitive agreement being entered into, the fair market value of the debt instrument may not equal or exceed the balance of accounts receivable owed by the customer, or the customer may not meet the debt instrument’s payment obligations.

We have significant concerns about the customer’s ability to ultimately settle the debts owed to us because of (i) its distressed financial condition, (ii) the customer’s inability to generate sufficient cash flows to fund its past operations, (iii) the customer’s continued failure since November 2019 to make payments in accordance with its promises, (iv) the belief that the distressed state of the oil and gas exploration industry caused by the recent oversupply of crude oil on the world market will further compound the difficulties facing the customer and (v) the failure by the customer to present a plausible plan to overcome the difficulties it currently faces.  In this regard, we recorded a bad debt expense of $8.0 million in the second quarter ended March 31, 2020 to reduce the carrying value of the receivable owed by the customer to zero.  Notwithstanding the bad debt reserve provided for on the receivable, we intend to vigorously pursue the collection of all amounts owed by the customer by all means available.

Our available cash and cash equivalents totaled $18.9 million at March 31, 2020, which included $6.5 million of cash and cash equivalents held by our foreign subsidiaries and branch offices.  The 2017 Tax Act creates new taxes on certain foreign earnings and also requires companies to pay a one-time transition tax on undistributed earnings of their foreign subsidiaries which were previously tax deferred.  We have determined that we are not required to pay any transition tax on the undistributed earnings of our foreign subsidiaries since we had no accumulated foreign earnings on a consolidated basis.

Our credit agreement allows for borrowings of up to $30.0 million with such amounts available for borrowing determined by a borrowing base.  In November 2019, we amended  the credit agreement to (i) extend the maturity date from April 2020 to April 2022, (ii) increase the unencumbered liquid assets covenant threshold from $5 million to $10 million commencing with the fiscal quarter ending December 31, 2020 and for each fiscal quarter thereafter, (iii) increase the tangible net worth requirement from $140 million to $145 million commencing with the fiscal quarter ending December 31, 2020 and for each fiscal quarter thereafter and (iv) remove the requirement that we obtain the consent of Frost Bank prior to paying dividends or repurchasing stock so long as we are in compliance with the covenants of the credit agreement.

At March 31, 2020, we had no outstanding borrowings under the credit agreement and our borrowing availability under the credit facility was $14.9 million.  At March 31, 2020, we were in compliance with all covenants under the credit agreement.  We currently do not anticipate the need to borrow under the credit agreement; however, we can make no assurance that we will not do so.

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

Contractual Obligations

Contingent Consideration

We recorded an initial contingent earn-out liability of $7.7 million in connection with our July 2018 acquisition of Quantum.  Subsequent to the acquisition, we have reduced the estimated contingent earn-out liability to $6.3 million.  Contingent payments, if any, may be paid in the form of cash or Company stock and will be derived from eligible revenue generated during the four-year post-acquisition earn-out period ending in July 2022.  The maximum amount of contingent payments is $23.5 million.

We recorded an initial contingent earn-out liability of $4.3 million in connection with our November 2018 acquisition of all the intellectual property and related assets of the OptoSeis® fiber optic sensing technology.  Subsequent to the acquisition, we have increased the estimated contingent earn-out liability to $4.6 million.  Contingent cash payments, if any, will be derived from eligible revenue generated during a five-and-a-half year post acquisition earn-out period ending in May 2024.  The maximum amount of contingent payments is $23.2 million.

 We review and assess the fair value of our contingent earn-out liabilities on a quarterly basis.   See Note 13 to our consolidated financial statements in this Quarterly Report on Form 10-Q for more information on our contractual contingencies.

Critical Accounting Policies

During the six months ended March 31, 2020, there has been no material change to our critical accounting policies discussed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including the CEO and CFO, as of March 31, 2020, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

Except for the risk factors set forth below, there have been no material changes to the risk factors previously disclosed in Company’s Annual Report on Form 10-K for the Company’s fiscal year ended September 30, 2019.

The COVID-19 Pandemic Has Significantly Impacted Worldwide Economic Conditions and Could Have a Material Adverse Effect on Our Operations and Business.

The present COVID-19 pandemic, has spread across the globe and is impacting worldwide economic activity, including the global demand for oil and natural gas. COVID-19 poses the risk that we or our employees, contractors, suppliers and customers may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to restrictions that may be requested or mandated by governmental authorities, including quarantines of certain geographic areas, restrictions on travel and other restrictions that prohibit employees from going to work, both around the world as well as in certain jurisdictions in the United States.  The continued spread of COVID–19 and the related mitigation measures may disrupt our supply chain, result in a significant decrease in business from our customers and/or cause our customers to be unable to meet existing payment or other obligations to us.   If COVID–19 continues to spread or the response to contain the COVID–19 pandemic is unsuccessful, we could experience a material adverse effect on our business, financial condition, results of operations and liquidity.

The Decrease in Oil Commodity Price Levels Is Likely to Negatively Affect Demand for Our Oil and Gas Products, Which Has and Could Continue to Materially and Adversely Affect Our Results of Operations and Liquidity.

Demand for many of our products and the profitability of our operations depend primarily on the level of worldwide oil and gas exploration activity.  Prevailing oil and gas prices, with an emphasis on crude oil prices, and market expectations regarding potential changes in such prices significantly affect the level of worldwide oil and gas exploration activity.  During periods of improved energy commodity prices, the capital spending budgets of oil and natural gas operators tend to expand, which results in increased demand for our products.  Conversely, in periods when these energy commodity prices deteriorate, capital spending budgets of oil and natural gas operators tend to contract and the demand for our products generally weakens.  Historically, the markets for oil and gas have been volatile and are subject to wide fluctuations in response to changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond our control.  These factors include the level of consumer demand, , regional and international economic conditions, weather conditions, domestic and foreign governmental regulations (including those related to climate change), price and availability of alternative fuels, political conditions, instability and hostilities in the Middle East and other significant oil-producing regions, increases and decreases in the supply of oil and gas, the effect of worldwide energy conservation measures and the ability of OPEC to set and maintain production levels and prices of foreign imports.

Sustained low oil prices or the failure of oil prices to rise in the future and the resulting downturns or lack of growth in the energy industry and energy‑related business, could have a negative impact on our results of operations and financial condition. In light of the recent sharp decline in oil prices, oil and gas exploration and production companies are expected to experience a significant reduction in cash flows, which could result in reductions in their capital spending budgets for oil and gas exploration-focused activities, including seismic data acquisition activities.  Demand for our seismic products targeted at customers in our Oil and Gas Markets segment, which segment has historically accounted for the majority of our revenue, could significantly diminish during fiscal year 2020 or beyond as a result of significant uncertainty in the outlook for oil and gas exploration.  Specifically, we expect these challenging industry conditions to result in decreased demand for our marine wireless nodal products and our land-based seismic products, as the demand for such products, has been, and will likely continue to be, vulnerable to downturns in the economy and the oil and gas industry in general.  In addition to the negative effects of slowdowns in the United States economy, slowing economic growth in growing economies like those in China and India could lead to a decline in demand for crude oil and natural gas.  Slowdowns in economic activity would likely reduce worldwide demand for energy and result in an extended period of lower crude oil and natural gas prices.  Any material changes in oil and gas prices or other market trends that adversely impact seismic exploration activity would likely affect the demand for our products and could materially and adversely affect our results of operations and liquidity.

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

GEOSPACE TECHNOLOGIES CORPORATION

Date:	May 8, 2020	By:	/s/ Walter R. Wheeler
Walter R. Wheeler, President
and Chief Executive Officer
(duly authorized officer)

Date:	May 8, 2020	By:	/s/ Robert L. Curda
Robert L. Curda, Vice President,
Vice President, Chief Financial Officer and Secretary
(principal financial officer)