Form 10-Q
period 2020-06-30
GEOSPACE TECHNOLOGIES CORP
filed 2020-08-07
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2020 OR

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

As of July 31, 2020, the registrant had 13,663,614 shares of common stock, $0.01 par value per share outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except share amounts)

(unaudited)

	June 30, 2020	September 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$26,669	$18,925
Trade accounts and financing receivables, net	14,619	27,426
Inventories	21,531	23,855
Property held for sale	603	—
Prepaid expenses and other current assets	1,426	1,008
Total current assets	64,848	71,214

Non-current inventories	13,581	21,524
Rental equipment, net	58,571	62,062
Property, plant and equipment, net	30,511	31,474
Goodwill	5,008	5,008
Other intangible assets, net	8,764	10,063
Deferred cost of revenue and other assets	8,108	663
Total assets	$189,391	$202,008

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable trade	$2,394	$4,051
Deferred revenue and other current liabilities	7,172	9,119
Total current liabilities	9,566	13,170

Contingent consideration	11,574	9,940
Non-current deferred revenue and other liabilities	3,785	51
Total liabilities	24,925	23,161

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 13,664,614 and
13,630,666 shares issued and outstanding	137	136
Additional paid-in capital	90,342	88,660
Retained earnings	90,430	105,808
Accumulated other comprehensive loss	(16,443)	(15,757)
Total stockholders’ equity	164,466	178,847
Total liabilities and stockholders’ equity	$189,391	$202,008

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenue:
Products	$6,975	$12,153	$25,575	$34,457
Rental	15,728	10,720	40,740	32,414
Total revenue	22,703	22,873	66,315	66,871
Cost of revenue:
Products	8,660	10,508	28,285	32,967
Rental	5,979	4,775	19,564	12,873
Total cost of revenue	14,639	15,283	47,849	45,840

Gross profit	8,064	7,590	18,466	21,031

Operating expenses:
Selling, general and administrative	5,704	6,050	17,767	17,493
Research and development	4,014	4,246	12,535	11,315
Change in estimated fair value of contingent consideration	662	—	1,634	—
Bad debt expense	248	629	406	599
Total operating expenses	10,628	10,925	32,342	29,407

Loss from operations	(2,564)	(3,335)	(13,876)	(8,376)

Other income (expense):
Interest expense	(8)	(28)	(31)	(85)
Interest income	574	446	924	898
Foreign exchange gains (losses), net	307	(1)	283	185
Other, net	(21)	(54)	(78)	(183)
Total other income, net	852	363	1,098	815

Loss before income taxes	(1,712)	(2,972)	(12,778)	(7,561)
Income tax expense	573	700	2,600	1,257
Net loss	$(2,285)	$(3,672)	$(15,378)	$(8,818)

Loss per common share:
Basic	$(0.17)	$(0.27)	$(1.14)	$(0.66)
Diluted	$(0.17)	$(0.27)	$(1.14)	$(0.66)

Weighted average common shares outstanding:
Basic	13,545,340	13,405,504	13,517,387	13,381,789
Diluted	13,545,340	13,405,504	13,517,387	13,381,789

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net loss	$(2,285)	$(3,672)	$(15,378)	$(8,818)
Other comprehensive income (loss):
Change in unrealized gains (losses) on available-for-sale securities, net of tax	—	(1)	—	82
Foreign currency translation adjustments	(235)	157	(686)	177
Total other comprehensive income (loss)	(235)	156	(686)	259
Total comprehensive loss	$(2,520)	$(3,516)	$(16,064)	$(8,559)

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED JUNE 30, 2020 AND 2019

(in thousands, except share amounts)

(unaudited)

	Common Stock				Accumulated
			Additional		Other
			Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance at October 1, 2019	13,630,666	$136	$88,660	$105,808	$(15,757)	$178,847
Net loss (as revised)	—	—	—	(9,282)	—	(9,282)
Foreign currency translation adjustments	—	—	—	—	566	566
Issuance of common stock pursuant to the vesting of restricted stock units	30,823	1	—	—	—	1
Stock-based compensation	—	—	590	—	—	590
Balance at December 31, 2019	13,661,489	137	89,250	96,526	(15,191)	170,722

Net loss (as revised)	—	—	—	(3,811)	—	(3,811)
Foreign currency translation adjustments	—	—	—	—	(1,017)	(1,017)
Issuance of common stock pursuant to the vesting of restricted stock units	3,500	—	—	—	—	—
Stock-based compensation	—	—	533	—	—	533
Balance at March 31, 2020	13,664,989	$137	$89,783	$92,715	$(16,208)	$166,427

Net loss	—	—	—	(2,285)	—	(2,285)
Foreign currency translation adjustments	—	—	—	—	(235)	(235)
Forfeiture of restricted stock	(375)	—	—	—	—	—
Stock-based compensation	—	—	559	—	—	559
Balance at June 30, 2020	13,664,614	$137	$90,342	$90,430	$(16,443)	$164,466

Balance at October 1, 2018	13,600,541	$136	$86,116	$105,954	$(15,619)	$176,587
Net loss	—	—	—	(5,853)	—	(5,853)
Other comprehensive loss	—	—	—	—	(154)	(154)
Issuance of restricted stock	8,000	—	—	—	—	—
Forfeiture of restricted stock	(250)	—	—	—	—	—
Issuance of common stock pursuant to the exercise of stock options	24,500	—	215	—	—	215
Stock-based compensation	—	—	602	—	—	602
Balance at December 31, 2018	13,632,791	136	86,933	100,101	(15,773)	171,397

Net income	—	—	—	707	—	707
Other comprehensive income	—	—	—	—	257	257
Forfeiture of restricted stock	(1,000)	—	—	—	—	—
Issuance of common stock pursuant to the vesting of restricted stock units	500	—	—	—	—	—
Stock-based compensation	—	—	592	—	—	592
Balance at March 31, 2019	13,632,291	$136	$87,525	$100,808	$(15,516)	$172,953

Net loss	—	—	—	(3,672)	—	(3,672)
Other comprehensive income	—	—	—	—	156	156
Forfeiture of restricted stock	(250)	—	—	—	—	—
Stock-based compensation	—	—	587	—	—	587
Balance at June 30, 2019	13,632,041	$136	$88,112	$97,136	$(15,360)	$170,024

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	June 30, 2020	June 30, 2019
Cash flows from operating activities:
Net loss	$(15,378)	$(8,818)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income tax expense (benefit)	195	(22)
Rental equipment depreciation	13,643	9,703
Property, plant and equipment depreciation	3,029	3,012
Amortization of intangible assets	1,299	1,228
Amortization of premiums on short-term investments	—	(9)
Stock-based compensation expense	1,682	1,781
Bad debt expense	406	599
Inventory obsolescence expense	2,853	3,013
Change in estimate of collectability of rental revenue	7,993	—
Change in estimated fair value of contingent consideration	1,634	—
Gross profit from sale of used rental equipment	(698)	(244)
Gain on disposal of property, plant and equipment	(151)	(90)
Realized loss on short-term investments	—	66
Effects of changes in operating assets and liabilities:
Trade accounts and other receivables	2,059	(82)
Inventories	898	(4,036)
Deferred cost of revenue and other assets	(8,178)	171
Accounts payable trade	(1,654)	601
Deferred revenue and other liabilities	2,811	(740)
Net cash provided by operating activities	12,443	6,133

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,559)	(1,426)
Proceeds from the sale of property, plant and equipment	204	130
Investment in rental equipment	(5,448)	(28,728)
Proceeds from the sale of used rental equipment	3,258	3,388
Proceeds from the sale of short-term investments	—	25,606
Business acquisition	—	(1,819)
Payments for damages related to insurance claim	—	(650)
Proceeds from insurance claim	—	1,166
Net cash used in investing activities	(4,545)	(2,333)

Cash flows from financing activities:
Proceeds from the exercise of stock options	—	215
Net cash provided by financing activities	—	215

Effect of exchange rate changes on cash	(154)	(351)
Increase in cash and cash equivalents	7,744	3,664
Cash and cash equivalents, beginning of fiscal year	18,925	11,934
Cash and cash equivalents, end of fiscal period	$26,669	$15,598

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$31	$85
Cash paid for income taxes	2,454	1,249
Inventory transferred to rental equipment	6,220	1,810

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.   Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet of Geospace Technologies Corporation and its subsidiaries (the “Company”) at September 30, 2019 was derived from the Company’s audited consolidated financial statements at that date.  The consolidated balance sheet at June 30, 2020 and the consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the three and nine months ended June 30, 2020 and 2019 were prepared by the Company without audit.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows were made.  All intercompany balances and transactions have been eliminated.  The results of operations for the three and nine months ended June 30, 2020 are not necessarily indicative of the operating results for a full year or of future operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity at the time of purchase of three months or less to be cash equivalents.  At June 30, 2020, cash and cash equivalents included $6.0 million held by the Company’s foreign subsidiaries and branch offices.  If the Company were to repatriate the cash held by its foreign subsidiaries, it could be required to accrue and pay taxes on any amount repatriated. The Tax and Jobs Act (“2017 Tax Act”) creates new taxes on certain foreign earnings and also requires entities to pay a one-time transition tax on undistributed earnings of their foreign subsidiaries which were previously tax deferred.  The Company has determined it is not required to pay transition tax on the undistributed earnings of its foreign subsidiaries since it had no accumulated foreign earnings on a consolidated basis.

Recently Adopted Accounting Pronouncements

 In February 2016, the Financial Accounting Standards Board (“FASB”) issued guidance requiring a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months.  The recognition, measurement and presentation of expense and cash flows arising from a lease by a lessee primarily will depend on its classification of the lease as a finance or operating lease.  However, unlike prior guidance, which requires only capital leases to be recognized on the balance sheet, the new guidance requires operating leases of the lessee to be recognized on the balance sheet if the operating lease term is more than 12 months.  The guidance also requires lessors to (i) write-off any lease receivables when assessment of collectability of future lease payments changes (irrespective of the probability of their collectability), and (ii) the write-off must be recorded as a reduction of lease income as opposed to bad debt expense.

The guidance also requires disclosures to help investors and other financial statement users to better understand the amount, timing and uncertainty of cash flows arising from leases.  These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements.  The Company adopted this guidance on October 1, 2019 using the optional transition method, which allows it to initially apply the new guidance at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings.  No adjustment to the opening balance of retained earnings was required upon adoption.  As a lessor of rental equipment, the adoption of this guidance had a material impact on the Company’s consolidated financial statements as it is now required to write-off existing operating lease receivables as a reduction of lease income when collectability of an operating lease receivable becomes less than probable.

In June 2018, the FASB issued guidance expanding the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from non-employees.  The Company adopted this guidance on October 1, 2019.  The adoption of this guidance did not have any material impact on the consolidated financial statements.

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

In June 2016, the FASB issued guidance surrounding credit losses for financial instruments that replaces the incurred loss impairment methodology in generally accepted accounting principles.  The new impairment model requires immediate recognition of estimated credit losses expected to occur for most financial assets and certain other financial instruments.  For available-for-sale debt securities with unrealized losses, credit losses will be recognized as allowances rather than reductions in the amortized cost of the securities.  As a small reporting company, the Company must adopt this standard no later than the first quarter of its fiscal year ending September 30, 2024. Early adoption is permitted.  The standard’s provisions will be applied as a cumulative-effect adjustment to retained earnings as of the beginning of the first effective reporting period.  The Company intends to adopt this standard during the first quarter of its fiscal year ending September 30, 2024 and is currently evaluating the impact of this new guidance on its consolidated financial statements.

2.   Revenue Recognition

On October 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). This new standard applies to contracts for the sale of products and services, and does not apply to contracts for the rental or lease of products.  The Company adopted the new standard using the modified retrospective method applied to those contracts that were not completed as of September 30, 2018.  Results for reporting periods beginning October 1, 2018 are presented under the new standard and prior period amounts were not restated.

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

The cumulative effect of the changes made to the Company’s consolidated balance sheet as of October 1, 2018 resulting from the adoption of ASC 606 the new standard was not material and did not impact beginning retained earnings.  The impact on the timing of sales and services for the fiscal year ended September 30, 2019 resulting from the application of the new standard was not material.

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

At June 30, 2020 and September 30, 2019, the Company had deferred contract liabilities of $0.1 million and zero, respectively.  The Company had no deferred contract costs at June 30, 2020 and September 30, 2019.   The deferred contract liabilities are included in current liabilities on the Company’s consolidated balance sheet as a component of deferred revenue and other current liabilities.  During the three and nine months ended June 30, 2020, the Company recognized no revenue or cost of revenue from deferred contract liabilities or deferred contract costs.  During the three and nine months ended June 30, 2019, the Company recognized revenue of $42,000 and $0.1 million, respectively, from deferred contract liabilities and cost of revenue of $35,000 and $27,000, respectively, from deferred contract costs.

During the second quarter of fiscal year 2020, the Company partially financed a $12.5 million product sale by entering into a $10.0 million promissory note with the customer.  The note is for a three-year term with monthly principal and interest payments of $0.3 million.  Due to the financial condition of the customer, the Company has concerns over the probable collectability of the promissory note.  As a result, the Company has not recognized any revenue or cost of revenue on the product sale. The Company has received payments from the customer totaling $3.8 million (exclusive of interest) as of June 30, 2020 related to the product sale, which is reflected on the Company’s consolidated balance sheet as non-current deferred revenue. Management does not intend to recognize revenue and cost of revenue from the sale until it becomes probable that the customer will satisfy its financial obligation to the Company.

For each of the Company’s operating segments, the following table presents revenue only from the sale of products and the performance of services under contracts with customers (in thousands).  Therefore, the table excludes all revenue earned from rental contracts.

	Three Months Ended		Nine Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Oil and Gas Markets
Traditional exploration product revenue	$1,162	$2,129	$4,749	$8,116
Wireless exploration product revenue	453	1,381	1,336	1,835
Reservoir product revenue	187	421	704	2,303
Total revenue	1,802	3,931	6,789	12,254

Adjacent Markets
Industrial product revenue	3,403	5,364	11,185	13,046
Imaging product revenue	1,682	2,847	7,044	9,012
Total revenue	5,085	8,211	18,229	22,058

Emerging Markets
Revenue	88	11	557	145

Total	$6,975	$12,153	$25,575	$34,457

See Note 14 for more information on the Company’s operating segments.

For each of the geographic areas where the Company operates, the following table presents revenue (in thousands) from the sale of products and services under contracts with customers.  The table excludes all revenue earned from rental contracts:

	Three Months Ended		Nine Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Asia	$925	$1,094	$2,200	$4,162
Canada	509	1,202	1,776	1,832
Europe	1,193	1,023	3,865	3,108
United States	4,087	7,521	16,868	22,396
Other	261	1,313	866	2,959
Total	$6,975	$12,153	$25,575	$34,457

Revenue is attributable to countries based on the ultimate destination of the product sold, if known.  If the ultimate destination is not known, revenue is attributable to countries based on the geographic location of the initial shipment.

3.   Derivative Financial Instruments

At June 30, 2020 and September 30, 2019, the Company’s Canadian subsidiary had CAD $3.8 million and CAD $9.3 million, respectively, of Canadian dollar denominated intercompany accounts payable owed to one of the Company’s U.S. subsidiaries.  In order to mitigate its exposure to movements in foreign currency rates between the U.S. dollar and Canadian dollar, the Company routinely enters into foreign currency forward contracts to hedge a portion of its exposure to changes in the value of the Canadian dollar.  At June 30, 2020 and September 30, 2019, the Company had short-term hedge contracts of CAD $2.0  million and CAD $7.0 million, respectively, with a United States bank to reduce the impact on cash flows from movements in the Canadian dollar/U.S. dollar currency exchange rate, but the contract has not been designated as a hedge for accounting purposes.

The following table summarizes the gross fair value of all derivative instruments, which are not designated as hedging instruments and their location in the consolidated balance sheets (in thousands).

Derivative Instrument	Location	June 30, 2020	September 30, 2019
Foreign Currency Forward Contracts	Accrued Expenses and Other Current Liabilities	$13	$4

The following table summarizes the Company’s realized gains (losses) on derivative instruments included in the consolidated statements of operations for the three and nine months ended June 30, 2020 and 2019 (in thousands):

		Three Months Ended		Nine Months Ended
Derivative Instrument	Location	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Foreign Currency Forward Contracts	Other Income (Expense)	$(89)	$(142)	$176	$497

4.   Fair Value of Financial Instruments

The Company’s financial instruments generally include cash and cash equivalents, short-term investments, foreign currency forward contracts, trade and other receivables and accounts payable.  Due to the short-term maturities of cash and cash equivalents, trade and other receivables and accounts payable, the carrying amounts of these financial instruments are deemed to approximate their fair value on the respective balance sheet dates.  The valuation technique used to measure the fair value of the contingent consideration was derived from models utilizing market observable inputs.

The Company measures short-term investments and derivatives at fair value on a recurring basis.

The following tables present the fair value of the Company’s contingent consideration and foreign currency forward contracts by valuation hierarchy and input (in thousands):

	As of June 30, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)	Totals
Contingent Consideration	$—	$—	$(11,574)	$(11,574)
Foreign Currency Forward Contract	—	(13)	—	(13)
Total	$—	$(13)	$(11,574)	$(11,587)

	As of September 30, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)	Totals
Contingent Consideration	$—	$—	$(9,940)	$(9,940)
Foreign Currency Forward Contract	—	(4)	—	$(4)
Total	$—	$(4)	$(9,940)	$(9,944)

Assets and liabilities measured on a nonrecurring basis

The measurements utilized to determine the implied fair value of the Company’s contingent consideration as of June 30, 2020 represented significant unobservable inputs (Level 3).

The following table summarizes changes in the fair value of the Company’s Level 3 financial instruments for the nine months ended June 30, 2020:

Balance at October 1, 2019	$9,940
Fair value adjustments	—
Balance at December 31, 2019	9,940
Fair value adjustments	972
Balance at March 31, 2020	10,912
Fair value adjustments	662
Balance at June 30, 2020	$11,574

Adjustments to the fair value of the contingent consideration are based on Monte Carlo simulations utilizing inputs which include market comparable information and management assessments regarding potential future scenarios.  The Company believes its estimates and assumptions are reasonable, however, there is significant judgement involved.

5.   Trade Accounts Receivable and Financing Receivables

Trade accounts receivable, net (excluding financing receivables) is reflected in the following table (in thousands):

	June 30, 2020	September 30, 2019
Trade accounts receivable	$14,874	$25,144
Allowance for doubtful accounts	(1,189)	(951)
Total	$13,685	$24,193

The allowance for doubtful accounts represents the Company’s best estimate of probable credit losses.  The Company determines the allowance based upon historical experience and a current review of its accounts receivable balances.  Accounts receivable balances are charged off against the allowance whenever it is probable that the receivable balance will not be recoverable.

The following table summarizes changes in the Company’s allowance for doubtful accounts for the nine months ended June 30, 2020:

Balance at October 1, 2019	$951
Bad debt expense, net of recoveries	406
Write-offs	(168)
Balance at June 30, 2020	$1,189

Trade accounts receivable at June 30, 2020 and September 30, 2019 includes $8.3 million and $8.5 million, respectively, due from an international seismic marine customer that, as of June 30, 2020, rented a significant amount of marine nodal equipment from the Company.  The Company has experienced cash collection difficulties with this customer throughout fiscal year 2019 and through the third quarter of fiscal year 2020 due to the customer’s inability to generate sufficient cash flows to pay its obligations in a timely manner.  As a result of the customer’s failure to adhere to an agreed-upon payment plan, in late November 2019, the Company ceased recognizing revenue from this customer and expects to continue to do so until the customer demonstrates its ability to routinely service its debts owed to the Company in the ordinary course of business.  At June 30, 2020, the total debt contractually owed by the customer to the Company is $14.0 million; however, the customer’s trade accounts receivable balance of $8.3 million on the Company’s balance sheet at June 30, 2020 excludes $5.7 million of unrecognized rental revenue and late payment penalties invoiced by the Company during the nine months ended June 30, 2020.  During the nine months ended June 30, 2020, the Company received cash payments of $6.2 million from this customer, of which $3.6 million was recognized as revenue during the  third quarter of fiscal year 2020.  The Company has received cash payments in excess of $24 million from this customer since the beginning of fiscal year 2018.

The Company has significant concerns about the customer’s ability to ultimately settle the debts owed to the Company because of (i) its distressed financial condition, (ii) the customer’s inability to generate sufficient cash flows to fund its past operations, (iii) the customer’s failure  to make payments in accordance with its promises, (iv) the belief that the distressed state of the oil and gas exploration industry caused by the recent oversupply of crude oil on the world market will further compound the difficulties facing the customer and (v) the failure by the customer to present a plausible plan to overcome the difficulties it currently faces.  During fiscal year 2020, the Company recorded a reversal of an operating lease receivable and rental revenue of $8.0 million to reduce the carrying value of an operating lease receivable owed by the customer to zero.

On May 26, 2020 the Company entered into an agreement with the customer to transition $13 million of unpaid invoices and late fees into a 24-month term debt security.  The debt   is secured by a third in line lien on the assets owned by the customer and has an 8% interest rate with bi-annual interest and principal payments.  Principal payments can be made either in cash or in-kind payments in the form of additional debt security.  In-kind principal payments require a 10% premium of interest.  Subsequent to June 30, 2020, the customer completed their reorganization plan and issued the debt security on July 15, 2020 with a July 14, 2022 maturity date.  The customer is required to list the debt instrument on the Oslo Stock Exchange or Nordic ABM within six months.  However, the actual marketability of the debt security is unknown at this time.

Financing receivables are reflected in the following table (in thousands):

	June 30, 2020	September 30, 2019
Promissory notes	$281	$780
Sales-type lease	658	2,692
Total financing receivables	939	3,472
Unearned income:
Sales-type lease	(5)	(55)
Total unearned income	(5)	(55)
Total financing receivables, net of unearned income	934	3,417
Less current portion	(934)	(3,233)
Non-current financing receivables	$—	$184

Promissory notes receivable are generally collateralized by the products sold, and bear interest at rates ranging up to 7% per year.  The promissory notes receivable (including the unrecognized $10.0 million promissory note receivable disclosed below) mature at various times through January 2023.  The Company has, on occasion, extended or renewed notes receivable as they mature, but there is no obligation to do so.

During the second quarter of fiscal year 2020, the Company partially financed a $12.5 million product sale by entering into a $10.0 million secured promissory note with a customer.  The note has a three-year term and bears interest at 7% per year.   Principal and interest payments of $0.3 million are due monthly until maturity.  Due to the financial condition of the customer, the note receivable is not reflected on the Company’s consolidated balance sheet due to collectability concerns.  See Note 2 for more information on this sale.

The Company entered into a sales-type lease in September 2017 resulting from the sale of rental equipment.  The sales-type lease has a term of three years.  Future minimum lease payments required under the lease at June 30, 2020 were $0.7 million, including $5,000 of unearned income.  The final future minimum lease payment is due in September 2020.  Interest income earned on the lease for the three months ended June 30, 2020 and 2019 was $10,000 and $0.1 million, respectively.  Interest income earned on the lease for the nine months ended June 30, 2020 and 2019 was $38,000 and $0.1 million, respectively.  The ownership of the equipment will transfer to the lessee at the end of the lease term.

6.   Inventories

Inventories consist of the following (in thousands):

	June 30, 2020	September 30, 2019
Finished goods	$18,266	$17,967
Work in process	2,297	3,681
Raw materials	48,728	55,781
Obsolescence reserve	(34,179)	(32,050)
	35,112	45,379
Less current portion	(21,531)	(23,855)
Non-current portion	$13,581	$21,524

Raw materials included semi-finished goods and component parts that totaled approximately $22.8 million and $25.2 million at June 30, 2020 and September 30, 2019, respectively.

7.  Leases

As Lessee

The Company has elected not to record operating right-of-use assets or operating lease liabilities with a term of 12 months or less on its consolidated balance sheet.  Such leases are expensed on a straight-line basis over the lease term.  The Company has one operating right-of use asset related to a leased facility in Austin, Texas.  The lease commenced in May 2019 and is for a two-year term. The operating right-of-use asset had a balance of $0.1 million as of June 30, 2020.  Future minimum lease payments related to the operating lease as of June 30, 2020 were as follows (in thousands):

For fiscal years ending September 30,
2020 (remainder)	$42
2021	84
Future minimum lease payments	126
Less interest	(3)
Present value of future minimum lease payments	$123

The discount rate used on the lease was 5%, which represented the Company’s incremental borrowing rate at the lease’s inception.

Operating lease costs are recorded in a single expense in the consolidated statements of operations and allocated to the right-of-use asset and the related lease liability as amortization expense and interest expense, respectively.  Right-of-use asset operating lease costs of $38,000 and $0.1 million, and short-term lease costs of $0.1 million and $0.2 million, both included as a component of total operating expenses, were recognized for the three and nine months ended June 30, 2020, respectively.

Supplemental cash flow information related to the operating lease is a follows (in thousands):

Nine Months Ended
June 30, 2020
Cash paid for amounts included in the measurement of lease liability	$123
Operating lease asset obtained in exchange for new lease liability	219

As Lessor

The Company leases equipment to customers primarily for terms of six months or less.  The majority of the Company’s rental revenue is generated from its marine-based wireless seismic data acquisition system.

All of the Company’s leasing arrangements as lessor are classified as operating leases except for one sales-type lease.  See Note 5 for more information on this lease.

The Company regularly evaluates the collectability of its lease receivables on a lease by lease basis.  The evaluation primarily consists of reviewing past due account balances and other factors such as the credit quality of the customer, historical trends of the customer and current economic conditions.  The Company suspends revenue recognition when the collectability of amounts due are no longer probable and records a direct write-off of the lease receivable to rental revenue.  As of June 30, 2020, the Company had lease receivables from customers, net of reserves, of $10.1 million.

Rental revenue for the three and nine months ended June 30, 2020 was $15.7 million and $40.7 million, respectively.  Rental revenue for the three and nine months ended June 30, 2019 was and $10.7 million and $32.4 million, respectively.

At June 30, 2020, future minimum lease obligations due from the Company’s leasing customers (all in fiscal year 2020) were $7.2 million, which excludes future lease payments on leases in which collection is not deemed probable.

Rental equipment consisted of the following (in thousands):

	June 30, 2020	September 30, 2019
Rental equipment, primarily wireless recording equipment	$115,099	$107,645
Accumulated depreciation and impairment	(56,528)	(45,583)
	$58,571	$62,062

8.   Property Held for Sale

The Company owns a property located in Bogotá, Colombia that it is marketing for sale.  The property was used for product sales and service support to its customers in South America as well as warehousing for its rental equipment operations.  The property’s carrying value at June 30, 2020 was $0.6 million and has been reclassified from property, plant and equipment to property held for sale in the accompanying consolidated balance sheet as of June 30, 2020.  The Company believes the fair market value of the property exceeds its carrying value and that the property will be sold within the next 12-months.  The Company continues to operate on a reduced scale in Colombia.

9.   Goodwill and Other Intangible Assets

    The Company’s consolidated goodwill and other intangible assets consisted of the following (in thousands):

	Weighted-
	Average
	Remaining Useful
	Lives (in years)	June 30, 2020	September 30, 2019
Goodwill		$5,008	$5,008

Other intangible assets:
Developed technology	16.2	5,918	5,918
Customer relationships	2.2	3,900	3,900
Trade names	3.2	1,930	1,930
Non-compete agreements	2.2	170	170
Total other intangible assets	9.3	11,918	11,918
Accumulated amortization		(3,154)	(1,855)
		$8,764	$10,063

At June 30, 2020, the Company determined there were no triggering events requiring an assessment of its goodwill and other intangible assets, as of, or during its fiscal quarter ended June 30, 2020.

Other intangible assets amortization expense for each of the three and nine months ended June 30, 2020 was $0.4 million and $1.3 million, respectively.  Other intangible assets amortization expense for the three and nine months ended June 30, 2019 was $0.4 million and $1.2 million, respectively.

As of June 30, 2020, future estimated amortization expense of other intangible assets is as follows (in thousands):

For fiscal years ending September 30,
2020 (remainder)	$433
2021	1,732
2022	1,624
2023	714
2024	342
Thereafter	3,919
$8,764

10.   Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following (in thousands):

Nine Months Ended June 30, 2020
Balance at October 1, 2019	$(15,757)
Foreign currency translation adjustments	(686)
Balance at June 30, 2020	$(16,443)

Nine Months Ended June 30, 2019
Balance at October 1, 2018	$(15,619)
Changes in unrealized gain on available-for-sale securities, net of tax	82
Foreign currency translation adjustments	177
Balance at June 30, 2019	$(15,360)

11.   Stock-Based Compensation

During the nine months ended June 30, 2020, the Company issued 162,250 restricted stock units (“RSUs”) under its 2014 Long Term Incentive Plan, as amended (the “Plan”).  The RSUs issued include both time-based and performance-based vesting provisions.  The weighted average grant date fair value of each RSU was $14.58 per unit.  The grant date fair value of the RSUs was $2.4 million, which will be charged to expense over the next four years as the restrictions lapse.  Compensation expense for RSUs was determined based on the closing market price of the Company’s stock on the date of grant applied to the total number of units that are anticipated to fully vest. Each RSU represents a contingent right to receive one share of the Company’s common stock upon vesting.  As of June 30, 2020, the Company had unrecognized compensation expense of $3.2 million relating to RSUs that is expected to be recognized over a weighted average period of 2.9 years.

As of June 30, 2020, the Company had $1.2 million of unrecognized compensation expense related to restricted stock awards (“RSAs”) that is expected to be recognized over a weighted average period of 1.4 years.

As of June 30, 2020, there were 264,375 RSUs, 119,274 RSAs and 103,100 nonqualified stock options outstanding.

12.   Loss Per Common Share

           The following table summarizes the calculation of net loss and weighted average common shares and common equivalent shares outstanding for purposes of the computation of loss per share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net loss	$(2,285)	$(3,672)	$(15,378)	$(8,818)
Less: Loss allocable to unvested restricted stock	—	(12)	—	—
Loss attributable to common shareholders for diluted earnings per share	$(2,285)	$(3,684)	$(15,378)	$(8,818)
Weighted average number of common share equivalents:
Common shares used in basic loss per share	13,545,340	13,405,504	13,517,387	13,381,789
Common share equivalents outstanding related to stock options and RSUs	—	—	—	—
Total weighted average common shares and common share equivalents used in diluted loss per share	13,545,340	13,405,504	13,517,387	13,381,789
Loss per share:
Basic	$(0.17)	$(0.27)	$(1.14)	$(0.66)
Diluted	$(0.17)	$(0.27)	$(1.14)	$(0.66)

For the calculation of diluted loss per share for the three and nine months ended June 30, 2020, 103,100 stock options and 264,375 non-vested RSUs were excluded in the calculation of weighted average shares outstanding since their impact on diluted loss per share was antidilutive.  For the calculation of diluted loss per share for the three and nine months ended June 30, 2019, 163,800 stock options and 161,300 non-vested RSUs, respectively, were excluded in the calculation of weighted average shares outstanding since their impact on diluted loss per share was antidilutive.

13.   Commitments and Contingencies

Contingent Consideration

In connection with its acquisitions of Quantum Technology Sciences, Inc. (“Quantum”) and the OptoSeis® fiber optic sensing technology business, the Company recorded contingent purchase price payments, or contingent consideration, that may be owed in the future.  For both acquisitions, the contingent payments are based on future receipt of contract awards and the resulting revenue derived from such contracts.  The Company utilizes the services of independent valuation consultants to assist with the estimation of the fair value of this contingent consideration.  The determination of fair value is inherently unpredictable since it requires estimates and projections of future revenue, including the size, length, timing and, in the case of Quantum, the extent of gross profits earned under its future contracts.  As a result, the Company anticipates fair value adjustments to these liabilities over the respective earn-out periods, and these adjustments will result in either charges or credits to the Company’s operating expenses when the fair value of the contingent consideration increases or decreases, respectively.

The Company recorded an initial contingent earn-out liability of $7.7 million in connection with its July 2018 acquisition of Quantum.   Contingent payments, if any, may be paid in the form of cash or Company stock and will be derived from eligible revenue generated during a four-year earn-out period ending July 2022.  The maximum amount of contingent payments is $23.5 million over the four-year earn-out period.  At September 30, 2019, the Company recorded a $2.9 million adjustment to decrease the initial earn-out liability to an estimated fair value of $4.8 million.  During the nine months ended June 30, 2020, the Company recorded net adjustments of $1.4 million to increase the earn-out liability to an estimated fair value of $6.2 million.  The increase in the earn-out liability for the nine months ended June 30, 2020 was due to an increase in projected eligible revenue.  In April 2020, Quantum was awarded a $10 million contract with the U.S. Customs and Border Protection U.S. Border Patrol to provide a technology solution to the Department of Homeland Security.  The Company does not expect any significant revenue from this contract to be recognized until the first quarter of fiscal year 2021.

The Company recorded an initial contingent earn-out liability of $4.3 million in connection with its November 2018 acquisition of all the intellectual property and related assets of the OptoSeis® fiber optic sensing technology.  Contingent cash payments, if any, will be derived from eligible revenue generated during a five-and-a-half year earn-out period ending in May 2024.  The maximum amount of contingent payments is $23.2  million over the five-and-a-half year earn-out period.  At September 30, 2019, the Company recorded a $0.8 million adjustment to increase the initial earn-out liability to an estimated value of $5.1 million.   During the nine months ended June 30, 2020, the Company recorded net adjustments of $0.3 million to increase the earn-out liability to an estimated value of $5.4 million.

 The Company reviews and assesses the fair value of its contingent earn-out liabilities on a quarterly basis.

Operating Leases

The Company leases office space and certain equipment for terms of two years or less. For the remaining three months of fiscal year 2020 and for fiscal year 2021, future minimum lease obligations for the Company’s operating right-of-use asset and other short-term leases were $0.1 million and $0.1 million, respectively.

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

The following table summarizes the Company’s segment information (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenue:
Oil and Gas Markets	$17,509	$14,449	$47,452	$44,122
Adjacent Markets	5,106	8,234	18,306	22,128
Emerging Markets	88	11	557	145
Corporate	—	179	—	476
Total	$22,703	$22,873	$66,315	$66,871

Income (loss) from operations:
Oil and Gas Markets	$1,496	$(280)	$(1,088)	$451
Adjacent Markets	605	1,717	2,670	4,350
Emerging Markets	(1,170)	(1,388)	(5,035)	(3,760)
Corporate	(3,495)	(3,384)	(10,423)	(9,417)
Total	$(2,564)	$(3,335)	$(13,876)	$(8,376)

15.   Income Taxes

Consolidated income tax expense for the three months ended June 30, 2020 and 2019 was $0.6 million and $0.7 million, respectively.  This decrease in income tax expense was primarily the result of a decrease in rental revenue earned in foreign jurisdictions requiring tax withholding.  Consolidated income tax expense for the nine months ended June 30, 2020 and 2019 was $2.6 million and $1.3 million, respectively.  This increase in income tax expense was primarily the result of an increase in rental revenue earned in foreign jurisdictions requiring tax withholding.  The Company is currently unable to record any tax benefits from the tax losses it incurs in the U.S., Canada and Russian Federation due to the uncertainty surrounding its ability to utilize such losses in the future to offset taxable income.

16.  Risks and Uncertainties

Concentration of Credit Risk

The Company’s revenue for the nine months ended June 30, 2020 includes $34.9 million from three customers which are affiliated with a common parent company.  As of June 30, 2020, trade accounts receivables due from these customers was $10.4 million.

COVID-19 Pandemic

The present COVID-19 pandemic, has spread across the globe and is impacting worldwide economic activity, including the global demand for oil and natural gas.  The COVID-19 pandemic poses the risk that the Company or its employees, contractors, suppliers and customers may be prevented from conducting business activities for an indefinite period of time, including due to the spread of the disease within these groups or restrictions that may be requested or mandated by governmental authorities, including quarantines of certain geographic areas, restrictions on travel and other restrictions that prohibit employees from going to work, both around the world as well as in certain jurisdictions in the United States.  The Company has experienced a reduction in demand for certain products, cancellation of rental contracts and difficulty with field employees and salespeople traveling domestically and abroad to conduct the Company’s business.  Subsequent to the end of the Company’s third fiscal quarter ended June 30, 2020, the Company has taken cost reducing steps (reduction of force) to adjust operating and manufacturing expenses in response to the reduction in sales as an effect of the COVID-19 pandemic.  The continued spread of COVID–19 and the related mitigation measures may disrupt the Company’s supply chain potentially resulting in a significant decrease in business from its customers and/or cause its customers to be unable to meet existing payment or other obligations to the Company.   If COVID–19 continues to spread or the response to contain COVID–19 pandemic is unsuccessful, the Company could experience a material adverse effect on its business, financial condition, results of operations and liquidity.

Decrease in Oil Commodity Price Levels

Demand for many of the Company’s products and the profitability of its operations depend primarily on the level of worldwide oil and gas exploration activity.  Prevailing oil and gas prices, with an emphasis on crude oil prices, and market expectations regarding potential changes in such prices significantly affect the level of worldwide oil and gas exploration activity.  During periods of improved energy commodity prices, the capital spending budgets of oil and natural gas operators tend to expand, which results in increased demand for our products.  Conversely, in periods when these energy commodity prices deteriorate, capital spending budgets of oil and natural gas operators tend to contract and the demand for our products generally weakens.  Historically, the markets for oil and gas have been volatile and are subject to wide fluctuations in response to changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond our control, such as the impact of the global COVID-19 pandemic.  These factors include the level of consumer demand, regional and international economic conditions, weather conditions, domestic and foreign governmental regulations (including those related to climate change), price and availability of alternative fuels, political conditions, instability and hostilities in the Middle East and other significant oil-producing regions, increases and decreases in the supply of oil and gas, the effect of worldwide energy conservation measures and the ability of OPEC to set and maintain production levels and prices of foreign imports.

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

Generally, imbalances in the supply and demand for oil and gas will affect oil and gas prices and, in such circumstances, demand for our oil and gas products may be adversely affected when world supplies exceed demand.

17.  Revision

Prior to the issuance of the Company’s consolidated financial statements for the third quarter ended June 30, 2020, the Company concluded that its previously issued consolidated financial statements for the first quarter ended December 31, 2019 and second quarter ended March 31, 2020 contained accounting errors with respect to the application of ASC 842 (Leases) and the reserve against an operating lease receivable.

In the first quarter ended December 31, 2019, the Company determined the collection of future operating lease revenue from a customer was less than probable and ceased recognizing additional rental revenue while the existing operating lease receivable was deemed by the Company to be collectible.  In the second quarter ended March 31, 2020, the Company recorded a reserve against the operating lease receivable to bad debt expense due to a subsequent determination that collection of the receivable had become less than probable.  In accordance with the guidance of ASC 842, when collectability of the rental payments is not deemed probable then lease revenue is limited to cash received with an off-setting adjustment through rental revenue for any existing operating lease receivables and recording a reserve against operating lease receivables as an increase to bad debt expense is not permitted. As such, the outstanding operating lease receivable should have been reversed against rental revenue in the first quarter ended December 31, 2019 rather than recognized as bad debt expense in the second quarter ended March 31, 2020.

                The Company has revised its unaudited consolidated balance sheet at December 31, 2019, its unaudited statements of operations for the three months ended December 31, 2019, and its unaudited statements of operations for the three and six months ended March 31, 2020 to correct the identified errors.  The Company concluded that these financial statements should be revised because of the accounting errors with respect to its application of ASC 842.  The revision had no net impact on cash flows from operating activities for the three months ended December 31, 2019 and for the three and six months ended March 31, 2020.

The impact of the correction of the errors on our unaudited consolidated balance sheet at December 31, 2019 was as follows (in thousands):

	As of December 31, 2019
	As Reported	Adjustment	Revised
Current assets:
Cash and cash equivalents	$10,141	$—	$10,141
Trade accounts and financing receivables, net	35,198	(7,993)	27,205
Inventories	23,907	—	23,907
Property held for sale	691	—	691
Prepaid expenses and other current assets	1,971	—	1,971
Total current assets	71,908	(7,993)	63,915
Non-current inventories	19,223	—	19,223
Rental equipment, net	66,985	—	66,985
Property, plant and equipment, net	31,615	—	31,615
Goodwill	5,008	—	5,008
Other intangible assets, net	9,630	—	9,630
Deferred cost of revenue and other assets	807	—	807
Total assets	$205,176	(7,993)	$197,183

Total liabilities	$26,461	$—	$26,461
Stockholders’ equity:
Preferred stock	—	—	—
Common stock	137	—	137
Additional paid-in capital	89,250	—	89,250
Retained earnings	104,519	(7,993)	96,526
Accumulated other comprehensive loss	(15,191)	—	(15,191)
Total stockholders’ equity	178,715	(7,993)	170,722
Total liabilities and stockholders’ equity	$205,176	$(7,993)	$197,183

The impact of the correction of the error on our unaudited consolidated statement of operations for the three months ended December 31, 2019 was as follows (in thousands):

	Three Months Ended December 31, 2019
	As Reported	Adjustment	Revised
Revenue:
Products	$9,083	$—	$9,083
Rental	16,615	(7,993)	8,622
Total revenue	25,698	(7,993)	17,705

Cost of revenue	15,208	—	15,208

Gross profit	10,490	(7,993)	2,497

Total operating expenses	10,320	—	10,320

Income (loss) from operations	170	(7,993)	(7,823)

Other income (expense), net	(39)	—	(39)

Income (loss) before income taxes	131	(7,993)	(7,862)
Income tax expense	1,420	—	1,420
Net loss	$(1,289)	$(7,993)	$(9,282)

Loss per common share:
Basic	$(0.10)	$(0.59)	$(0.69)
Diluted	$(0.10)	$(0.59)	$(0.69)

The impact of the correction of the error on our unaudited consolidated statements of operations for the three and six months ended March 31, 2020 was as follows (in thousands):

	Three Months Ended March 31, 2020			Six Months Ended March 31, 2020
	As Reported	Adjustment	Revised	As Reported	Adjustment	Revised
Revenue:
Products	$9,517	$—	$9,517	$18,600	$—	$18,600
Rental	16,390	—	16,390	33,005	(7,993)	25,012
Total revenue	25,907	—	25,907	51,605	(7,993)	43,612

Cost of revenue	18,002	—	18,002	33,210	—	33,210

Gross profit	7,905	—	7,905	18,395	(7,993)	10,402

Operating expenses:
Selling, general and administrative	6,066	—	6,066	12,063	—	12,063
Research and development	4,225	—	4,225	8,521	—	8,521
Change in estimated fair value of contingent consideration	972	—	972	972	—	972
Bad debt expense	8,124	(7,993)	131	8,151	(7,993)	158
Total operating expenses	19,387	(7,993)	11,394	29,707	(7,993)	21,714

Loss from operations	(11,482)	7,993	(3,489)	(11,312)	—	(11,312)

Other income, net	285	—	285	246	—	246

Loss before income taxes	(11,197)	7,993	(3,204)	(11,066)	—	(11,066)
Income tax expense	607	—	607	2,027	—	2,027
Net loss	$(11,804)	$7,993	$(3,811)	$(13,093)	$—	$(13,093)

Loss per common share:
Basic	$(0.87)	$0.59	$(0.28)	$(0.97)	$—	$(0.97)
Diluted	$(0.87)	$0.59	$(0.28)	$(0.97)	$—	$(0.97)

18.  Subsequent Events

In July 2020, the Company initiated a program to reduce operating costs in light of the decrease in demand for products in its Oil and Gas Markets and Adjacent Markets segments.  The majority of the cost reductions will be realized through a reduction of over 100 employees, primarily from the Company’s Houston area workforce.  In connection with the workforce reductions, the Company will incur approximately $0.8 million of termination costs in the fourth quarter of fiscal year 2020.  The termination costs will be included as a component of both cost of revenue and operating expenses in the Company’s consolidated statement of operations.

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

Demand for our products targeted at customers in our Oil and Gas Markets segment has been, and will likely continue to be, vulnerable to downturns in the economy and the oil and gas industry in general.  For more information, please refer to the risks discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 and in this Quarterly Report on Form 10-Q.

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

Products and Product Development

Oil and Gas Markets

Our Oil and Gas Markets business segment has historically accounted for a majority of our revenue.  Geoscientists use seismic data primarily in connection with the exploration, development and production of oil and gas reserves to map potential and known hydrocarbon bearing formations and the geologic structures that surround them.  This segment’s products include wireless seismic data acquisition systems, reservoir characterization products and services, and traditional seismic exploration products such as geophones, hydrophones, leader wire, connectors, cables, marine streamer retrieval and steering devices and various other seismic products.  We believe that our Oil and Gas Markets products are among the most technologically advanced instruments and equipment available for seismic data acquisition.

Traditional Products

An energy source and a data recording system are combined to acquire seismic data.  We provide many of the components of seismic data recording systems, including geophones, hydrophones, multi-component sensors, leader wire, connectors, telemetry cables and other related products.  On land, our customers use geophones, leader wire, cables and connectors to receive and measure seismic reflections resulting from an energy source into data recording units, which store the seismic information for subsequent processing and analysis.  In the marine environment, large ocean-going vessels tow long seismic cables known as “streamers” containing hydrophones that are used to detect pressure changes.  Hydrophones transmit electrical impulses back to the vessel’s data recording unit where the seismic data is stored for subsequent processing and analysis.  Our marine products also help steer streamers while being towed and help recover streamers if they become disconnected from the vessel.

Our sensor, cable and connector products are compatible with most major competitive seismic data acquisition systems currently in use.  Revenue from these products results primarily from seismic contractors purchasing our products as components of new seismic data acquisition systems or to repair and replace components of seismic data acquisition systems already in use.

Wireless Products

We have developed multiple versions of a land-based wireless (or nodal) seismic data acquisition system.  Rather than utilizing interconnecting cables as required by most traditional land data acquisition systems, each of our wireless stations operate as an independent data collection system, allowing for virtually unlimited channel configurations.  As a result, our wireless systems require less maintenance, which we believe allows our customers to operate more effectively and efficiently because of its reduced environmental impact, lower weight and ease of operation.  Each wireless station is available in a single-channel or three-channel configuration.  Since its introduction in 2008 and through June 30, 2020, we have sold 472,000 wireless channels and we currently have 84,000 wireless channels in our rental fleet.

We have also developed a marine-based wireless seismic data acquisition system called the OBX.  Similar to our land-based wireless systems, the marine OBX system may be deployed in virtually unlimited channel configurations and does not require interconnecting cables between each station.  Our deepwater versions of the OBX system can be deployed in depths of up to 3,450 meters.  At June 30, 2020 we had 34,000 OBX stations in our rental fleet.  Cash invested into our wireless product rental fleet was approximately $5.4 million for the nine months ended June 30, 2020.  We do not expect cash investments into our wireless product rental fleet to be significant for the remainder of fiscal year 2020.

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

We have not received any orders for large-scale seabed PRM systems since November 2012.  There are currently no open tenders in the industry for a PRM system, although we believe a tender offering is likely to come out in calendar year 2020.

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

Consolidated Results of Operations

We report and evaluate financial information for three segments: Oil and Gas Markets, Adjacent Markets and Emerging Markets.  Summary financial data by business segment follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Oil and Gas Markets
Traditional exploration product revenue	$1,169	$2,150	$5,553	$8,904
Wireless exploration product revenue	16,069	11,852	41,073	32,778
Reservoir product revenue	271	447	826	2,440
Total revenue	17,509	14,449	47,452	44,122
Operating income (loss)	1,496	(280)	(1,088)	451
Adjacent Markets
Industrial product revenue	3,403	5,363	11,185	13,046
Imaging product revenue	1,703	2,871	7,121	9,082
Total revenue	5,106	8,234	18,306	22,128
Operating income	605	1,717	2,670	4,350
Emerging Markets
Revenue	88	11	557	145
Operating loss	(1,170)	(1,388)	(5,035)	(3,760)
Corporate
Revenue	—	179	—	476
Operating loss	(3,495)	(3,384)	(10,423)	(9,417)
Consolidated Totals
Revenue	22,703	22,873	66,315	66,871
Operating loss	(2,564)	(3,335)	(13,876)	(8,376)

Overview

    In 2014, our Oil and Gas Markets segment experienced a softening in the demand for its traditional exploration products, particularly in North America, as capital budgets for oil and gas producers were trending away from exploration-focused activities toward production and exploitation activities.  During this period oil production in North America’s unconventional shale reservoirs increased, as did oil production from other non-OPEC countries, resulting in an oversupply of crude oil in the world market and a resulting drop in energy prices.  Early in 2020, decreased demand again caused by the oversupply of crude oil due to failed OPEC negotiations and the impact of the COVID–19 pandemic led to a dramatic drop in crude oil prices which have subsequently recovered to some extent.  With this recent decline in oil prices, oil and gas exploration and production companies are expected to experience a significant reduction in cash flows, which will likely result in reductions in their capital spending budgets for oil and gas exploration-focused activities, including seismic data acquisition activities.  Our Oil and Gas Markets segment has historically experienced strong demand for the rental of our marine wireless nodal products; however, this demand could significantly diminish during fiscal year 2020 or beyond as a result of significant uncertainty in the outlook for oil and gas exploration.   Demand for new land-based seismic equipment in recent fiscal years has remained restrained due to capital limitations affecting many of our customers, along with their excess levels of underutilized equipment.  As a result, revenue from the sale and rental of our land-based traditional and wireless products has remained low due to reduced investment in exploration-focused seismic activities.  We expect these challenging industry conditions will result in revenue from our traditional and land-based wireless products to remain below historical norms.

In light of current market conditions, the inventory balances in our Oil and Gas Markets business segment at June 30, 2020 continued to exceed levels we consider appropriate for the current level of product demand.  While we are aggressively working to reduce these legacy inventory balances, we are also adding new inventories for new wireless product developments and for other product demand in our Adjacent Markets segment.  During periods of excessive inventory levels, our policy has been, and will continue to be, to record obsolescence expense as we experience reduced product demand and as our inventories continue to age.  If difficult market conditions continue for the products in our Oil and Gas Markets segment, we expect to record additional inventory obsolescence expense in fiscal year 2020 and beyond until product demand and/or resulting inventory turnover return to acceptable levels.

Coronavirus (COVID-19)

In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The spread of COVID-19 has resulted in most governments issuing restrictive orders, including “shelter in place” orders around the globe to assist in mitigating the spread of the virus.

While we continue to support our customers, there remains uncertainties regarding the duration and, to what extent the COVID-19 pandemic will ultimately have on the demand for our products and services or with our supply chain. We continue to closely monitor the situation as information becomes readily available.

As of the date of this filing, our operations have, for the most part, remained open globally and the impact of the effects of COVID-19 to our personnel and operations has been limited.  We have experienced lower than expected sales in our Adjacent Markets segment which we believe are primarily the result of the pandemic.  We have also experienced a reduction in demand for certain products, cancellation of rental contracts and difficulty with field employees and salespeople traveling domestically and abroad to conduct our business.  Subsequent to the end of our third fiscal quarter ended June 30, 2020, we have taken cost reducing steps (reduction of force) to adjust operating and manufacturing expenses in response to the reduction in sales as an effect of the COVID-19 pandemic. The current low oil and gas price environment may be intensified and prolonged by the COVID-19 pandemic and is increasing the risk and financial stress placed on our customers.  We cannot reasonably estimate the length or severity of this pandemic, or the extent to which COVID-19 will affect our business, financial condition and results of operations in fiscal year 2020 and beyond.

Three and nine months ended June 30, 2020 compared to the three and nine months ended June 30, 2019

Consolidated revenue for the three months ended June 30, 2020 was $22.7 million, a decrease of $0.2 million, or 0.7%, from the corresponding period of the prior fiscal year.  The decrease in revenue was due to (i) a decrease in demand for our industrial and imaging products from Adjacent Markets segment which we believe was caused by the COVID-19 pandemic and (ii) a decrease in demand for our traditional exploration products from our Oil and Gas Markets segment due to lower demand for crude oil.  The decrease in revenue was offset by an increase in rental revenue in our Oil and Gas Markets segment from our OBX marine nodal products.  Consolidated revenue for the nine months ended June 30, 2020 was $66.3 million, a decrease of $0.6 million, or 0.8%, from the corresponding period of the prior fiscal year.  The decrease was primarily due to (i) a decrease in the recognition of rental revenue from an international seismic marine customer in our Oil and Gas Markets segment, (ii) a decrease in demand for both our industrial and imaging products in our Adjacent Markets segment primarily caused by the COVID-19 pandemic and (iii) decrease in demand for our traditional exploration products in our Oil and Gas Markets segment.  This decrease was offset by improved rental revenue in our Oil and Gas Markets segment from our OBX marine nodal products.

Consolidated gross profit for the three months ended June 30, 2020 was $8.1 million, an increase of $0.5 million, or 6.2%, from the corresponding period of the prior fiscal year.  The increase in gross profit for the three months ended June 30, 2020 was primarily due to an increase in marine wireless product rental revenue.  The increase in gross profit was partially offset by a decrease in revenue from both our industrial and imaging products.  Consolidated gross profit for the nine months ended June 30, 2020 was $18.5 million, a decrease of $2.6 million, or 12.2% from the corresponding period of the prior fiscal year.  The decrease was primarily due to (i) a decrease in revenue from our industrial and imaging products, (ii) a decrease in revenue from our traditional exploration products and (iii) a decrease in the recognition of OBX marine nodal rental revenue from an international seismic marine customer.  The decrease in gross profit was partially offset by an increase in wireless product rental revenue caused by the high utilization of our OBX rental fleet.

Consolidated operating expenses for the three months ended June 30, 2020 were $10.6 million, a decrease of $0.3 million, or 2.7%, from the corresponding period of the prior year fiscal.  The decrease was due to (i) a $0.6 million decrease in personnel costs and other general expenses related to our business operations and (ii) a $0.4 million decrease in bad debt expense.  The decrease was partially offset by a $0.7 million net non-cash increase in the estimated fair value of contingent earn-out consideration related to our Quantum and OptoSeis® acquisitions.  Consolidated operating expenses for the nine months ended June 30, 2020 were $32.3 million, an increase of $2.9 million, or 10.0%, from the corresponding period of the prior year fiscal.  The increase in operating costs for the nine months ended June 30, 2020 was due to (i) a $1.6 million net non-cash increase in the estimated fair value of contingent earn-out consideration related to our Quantum and OptoSeis® acquisitions, (ii) $0.4 million of incremental research and development costs associated with our acquisition of the OptoSeis® business in November 2018 and (iii) a $1.1 million increase in other general expense increases related to our business operations.  These increases in operating expenses were partially offset by a $0.2 million decrease in bad debt expense.

Consolidated other income for the three months ended June 30, 2020 was $0.9 million compared to $0.4 million from the corresponding period of the prior fiscal year.  The increase for the three months ended June 30, 2020 was primarily caused by an increase in foreign exchange gains and an increase in interest income.  Consolidated other income for the nine months ended June 30, 2020 was $1.1 million compared to $0.8 million from the corresponding period of the prior fiscal year.  The increase for the nine months ended June 30, 2020 was primarily caused by an increase in foreign exchange gains.

Consolidated income tax expense for the three months ended June 30, 2020 and 2019 was $0.6 million and $0.7 million, respectively.  This decrease in income tax expense was primarily the result of a decrease in rental revenue earned in foreign jurisdictions requiring tax withholding.  Consolidated income tax expense for the nine months ended June 30, 2020 and 2019 was $2.6 million and $1.3 million, respectively.  This increase in income tax expense was primarily the result of an increase in rental revenue earned in foreign jurisdictions requiring tax withholding.  We are currently unable to record any tax benefits from the tax losses we incur in the U.S., Canada and Russian Federation due to the uncertainty surrounding our ability to utilize such losses in the future to offset taxable income.

Segment Results of Operations

Oil and Gas Markets

Revenue

Revenue from our Oil and Gas Markets products for the three months ended June 30, 2020 increased $3.1 million, or 21.1%, from the corresponding period of the prior fiscal year.  Revenue from our Oil and Gas Markets products for the nine months ended June 30, 2020 increased $3.3 million, or 7.5%, from the corresponding period of the prior fiscal year.  The components of these increases included the following:

•

Traditional Exploration Product Revenue – For the three months ended June 30, 2020, revenue from our traditional products decreased $1.0 million, or 45.7% from the corresponding period of the prior fiscal year.  For the nine months ended June 30, 2020, revenue from our traditional products decreased $3.4 million, or 37.6%, from the corresponding period of the prior fiscal year.  The decrease for both periods reflects lower demand for our sensor products and a decrease in customer product repair and support service revenue.

•

Wireless Exploration Product Revenue – For the three months ended June 30, 2020, revenue from our wireless exploration products increased $4.2 million, or 35.6%, from the corresponding period of the prior fiscal year.  For the nine months ended June 30, 2020, revenue from our wireless exploration products increased $8.3 million, or 25.3%, from the corresponding period of the prior fiscal year.  The increase for both periods resulted from higher rental demand for our OBX systems, partially offset by a decrease in the recognition of revenue from an international seismic marine customer.

•

Reservoir Product Revenue – For the three months ended June 30, 2020, revenue from our reservoir products decreased $0.2 million, or 39.4%, from the corresponding period of the prior fiscal year.  For the nine months ended June 30, 2020, revenue from our reservoir products decreased $1.6 million, or 66.1%, from the corresponding period of the prior fiscal year.  The decrease for both periods was primarily due to a decrease in sales of our borehole products and lower service revenue.

During the second quarter of fiscal year 2020, we partially financed a $12.5 million product sale by entering into a $10.0 million promissory note with a customer.  The promissory note is for a three-year term with monthly principal and interest payments of $0.3 million.  Due to the financial condition of the customer, we have concerns over the probable collectability of the promissory note.  As a result, we did not recognize any revenue or cost of revenue on the product sale. We have received payments from the customer totaling $3.8 million (exclusive of interest) as of June 30, 2020 related to the sale, which are reflected on our accompanying consolidated balance sheet as non-current deferred revenue.  Management does not intend to recognize the revenue and cost of revenue from the sale until it becomes probable that the customer will satisfy its financial obligation under the promissory note.

Operating Income (loss)

Operating income (loss) associated with our Oil and Gas Markets products for the three months ended June 30, 2020 was $1.5 million, compared to a loss of $(0.3) million from the corresponding period of the prior fiscal year.  The increase in our operating income for the three months ended June 30, 2020 was primarily due to a net increase in wireless rental revenue and related gross profits from the rental of our OBX systems.  The increase in our operating income was partially offset by a $0.8 million non-cash charge related to the increase in the estimated fair value of contingent earn-out consideration related to our OptoSeis® acquisition.  Operating income (loss) associated with our Oil and Gas Markets products for the nine months ended June 30, 2020 was a loss of $(1.1) million, compared to income of $0.5 million from the corresponding period of the prior fiscal year.  The decline in our operating income for the nine months ended June 30, 2020 was primarily the result of a decrease in gross profit as a result of costs associated with upgrading OBX marine nodal equipment and rental equipment depreciation expense.  These expense were partially offset by an increase in OBX rental revenue.

Adjacent Markets

Revenue

Revenue from our Adjacent Markets products for the three months ended June 30, 2020 decreased $3.1 million, or 38.0%, from the corresponding period of the prior fiscal year.  Revenue from our Adjacent Markets products for the nine months ended June 30, 2020 decreased $3.8 million, or 17.3%, from the corresponding period of the prior fiscal year.  The components of these decreases included the following:

•

Industrial Product Revenue and Services – For the three months ended June 30, 2020, revenue from our industrial products decreased $2.0 million, or 36.5% from the corresponding period of the prior fiscal year.  For the nine months ended June 30, 2020, revenue from our industrial products decreased $1.9 million, or 14.3% from the corresponding period of the prior fiscal year.  The decrease in revenue for both periods was due to lower demand for our industrial sensor products and contract manufacturing services primarily as a result of the COVID-19 pandemic.  For the three months ended June 30, 2020, the decrease in revenue was also attributable to a decline in demand for our water meter products. We cannot reasonably estimate the impact the COVID-19 will have on the future demand for our industrial products and services.

•

Imaging Product Revenue – For the three months ended June 30, 2020, revenue from our imaging products decreased $1.2 million, or 40.7%, from the corresponding period of the fiscal year.  For the nine months ended June 30, 2020, revenue from our imaging products decreased $2.0 million, or 21.6%, from the corresponding period of the fiscal year.   The decrease for both periods was primarily due to a decline in sales of our film products as a result of the COVID-19 pandemic.  The decrease for the nine months ended June 30, 2020 was also attributable to unforeseen delays in the production of certain imaging equipment.  We cannot reasonably estimate the impact COVID-19 will have on the future demand for our imaging products.

Operating Income

The operating income from our Adjacent Markets products for the three months ended June 30, 2020 was $0.6 million, a decrease of $1.1 million, or 64.8%, from the corresponding period of the prior fiscal year.  The operating income from our Adjacent Markets products for the nine months ended June 30, 2020 was $2.7 million, a decrease of $1.7 million or 38.6%, from the corresponding period of the prior fiscal year.  The decrease in operating income for both periods was primarily due to the decrease in industrial and imaging product revenue.

Emerging Markets

Revenue

On July 27, 2018, we entered the border and perimeter security market through our acquisition of Quantum.   In connection with our Quantum acquisition, we established the Emerging Markets business segment, which currently includes only Quantum.  Revenue from our Emerging Markets products for the three months ended June 30, 2020 was $0.1 million, compared to $11,000 from the corresponding period of the prior fiscal year.  The increase in revenue for the three months ended June 30, 2020 was due to site preparation and engineering related to the U.S. Customs and Border Protection U.S. Border Patrol contract.  Revenue from our Emerging Markets products for the nine months ended June 30, 2020 was $0.6 million, compared to $0.1 million from the corresponding period of the prior fiscal year.  The increase in revenue for the nine months ended June 30, 2020 was primarily attributable to the sale of border and perimeter security products to a commercial customer.   In April 2020, Quantum was awarded a $10 million contract with the U.S. Customs and Border Protection U.S. Border Patrol to provide a technology solution to the

Department of Homeland Security.  The Company does not expect any significant revenue from this contract to be recognized until the first quarter of fiscal year 2021.

Operating Loss

Our operating loss from our Emerging Markets products for the three months ended June 30, 2020 was $1.2 million, a decrease of $0.2 million from the corresponding period of the prior fiscal year.  The decrease in operating loss for the three months ended June 30, 2020 was primarily due to a decrease in project development costs.  Our operating loss from our Emerging Markets products for the nine months ended June 30, 2020 was $5.0 million, an increase of $1.3 million from the corresponding period of the prior fiscal year.  The increase in operating loss for the nine months ended June 30, 2020 was primarily due to a $1.3 million non-cash charge for the estimated increase in the fair value of contingent earn-out consideration related to our Quantum acquisition.  During the nine months ended June 30, 2020, Quantum also experienced an increase in product development costs which were offset by an increase in gross profits attributable to its higher revenue.  Quantum’s operating expenses for each of the three and nine months ended June 30, 2020 and 2019 include intangible asset amortization expenses of $0.3 million and $0.9 million, respectively.  Since its acquisition in July 2018, Quantum has primarily focused on product development activities, and the marketing of its technologies to government agencies and other end users.  We expect Quantum to incur operating losses until revenue from its recently awarded contract is recognized, most of which is not expected to occur until the first quarter of fiscal year 2021.

Liquidity and Capital Resources

At June 30, 2020, we had approximately $26.7 million in cash and cash equivalents.  For the nine months ended June 30, 2020, we generated $12.4 million of cash from operating activities.  Our net loss of $15.3 million was offset by net non-cash charges of $31.1 million resulting from deferred income taxes, depreciation, amortization, inventory obsolescence, stock-based compensation, bad debt expense, change in estimate of collectability of rental revenue and changes in the estimated fair value of contingent consideration.  Other sources of cash included (i) a $0.9 million decrease in inventories caused by a drawdown of our excess levels of finished goods, (ii) a $2.8 million increase in deferred revenue and other liabilities primarily due to the deferral of revenue on a significant product sale occurring in our second fiscal quarter and partially offset by a decrease in customer deposits and (iii) an $2.1 million decrease in trade and other receivables resulting from the timing of collections from customers.  Offsetting these sources of cash were (i) a $1.6 million decrease in accounts payable resulting from the timing of payments to our suppliers, (ii) an $8.2 million increase in deferred cost of revenue and other assets primarily due to the deferral of cost on a product sale and an increase in the prepayment of certain expenses and (iii) the removal of a $0.7 million gross profit from the sale of used rental equipment since such gross profit is reflected in the proceeds from the sale of used rental equipment under investing activities.

For the nine months ended June 30, 2020, we used cash of $4.5 million from investing activities.  Uses of cash included (i) a $5.4 million investment in our rental equipment primarily to expand our OBX rental fleet and (ii) $2.6 million for additions to our property, plant and equipment.  These uses of cash were partially offset by (i) $3.3 million of proceeds from the sale of rental equipment and (ii) $0.2 million of proceeds from the sale of property, plant and equipment.  We do not expect significant cash investments to be made into our OBX rental fleet or our property, plant and equipment for the remainder of fiscal year 2020.  Our capital expenditures are expected to be funded from our cash on hand, internal cash flows, cash flows from our rental contracts or, if necessary, from borrowings under our credit agreement.

For the nine months ended June 30, 2020, we had no cash flows from financing activities.

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

  During fiscal year 2020, we recorded an impairment charge of $8.0 million to fully reserve a receivable owed to us from an international seismic marine customer that continues to rent from us a significant amount of our marine nodal equipment.  We have experienced cash collection difficulties with this customer throughout fiscal year 2019 and through the third quarter of fiscal year 2020 due to the customer’s inability to generate enough cash flows to pay its obligations in a timely manner.  As a result of the customer’s failure to adhere to an agreed-upon payment plan, in late November 2019, we ceased recognizing revenue from this customer and expect to continue to do so until the customer demonstrates its ability to routinely service its debts owed to us in the ordinary course of business.  At June 30, 2020, the total debt contractually owed by the customer to us was $14.0 million although our balance sheet at June 30, 2020 reflected a balance of zero due to $5.7 million of unrecognized revenue and $8.0 million of write-

offs.  During the nine months ended June 30, 2020, we received cash payments of $6.2 million from this customer, of which $3.6 million was recognized as revenue during the third quarter of fiscal year 2020.  We have received cash payments in excess of $24 million from this customer since the beginning of fiscal year 2018.

  We had significant concerns about the customer’s ability to ultimately settle the debts owed to us because of (i) its distressed financial condition, (ii) the customer’s inability to generate sufficient cash flows to fund its past operations, (iii) the customer’s failure to make payments in accordance with its promises, (iv) the belief that the distressed state of the oil and gas exploration industry caused by the recent oversupply of crude oil on the world market will further compound the difficulties facing the customer and (v) the failure by the customer to present a plausible plan to overcome the difficulties it currently faces.  During fiscal year 2020, we recorded a reversal of an operating lease receivable and rental revenue of $8.0 million to reduce the carrying value of the receivable owed by the customer to zero.

  On May 26, 2020 we entered into an agreement with the customer to transition $13 million of unpaid invoices and late fees into a 24-month term debt security.  The debt is secured by a third in line lien on the assets owned by the customer and has an 8% interest rate with bi-annual interest and principal payments.   Principal payments can be made either in cash or in-kind payments in the form of additional debt security.  In-kind principal payments require a 10% premium of interest. Subsequent to June 30, 2020, the customer completed their reorganization plan and issued the debt security on July 15, 2020 with a July 14, 2022 maturity date.  The customer is required to list the debt instrument on Oslo Stock Exchange or Nordic ABM within 6 months.  However, the actual marketability of the debt security is unknown at this time.

Our available cash and cash equivalents totaled $26.7 million at June 30, 2020, which included $6.0 million of cash and cash equivalents held by our foreign subsidiaries and branch offices.  The 2017 Tax Act creates new taxes on certain foreign earnings and also requires companies to pay a one-time transition tax on undistributed earnings of their foreign subsidiaries which were previously tax deferred.  We have determined that we are not required to pay any transition tax on the undistributed earnings of our foreign subsidiaries since we had no accumulated foreign earnings on a consolidated basis.

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

At June 30, 2020, we had no outstanding borrowings under the credit agreement and our borrowing availability under the credit facility was $17.9 million.  At June 30, 2020, we were in compliance with all covenants under the credit agreement.  We currently do not anticipate the need to borrow under the credit agreement; however, we can make no assurance that we will not do so.

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

Contractual Obligations

Contingent Consideration

We recorded an initial contingent earn-out liability of $7.7 million in connection with our July 2018 acquisition of Quantum.  Subsequent to the acquisition, we reduced the estimated contingent earn-out liability to $6.2 million as of June 30, 2020.  Contingent payments, if any, may be paid in the form of cash or Company stock and will be derived from eligible revenue generated during the four-year post-acquisition earn-out period ending in July 2022.  The maximum amount of contingent payments is $23.5 million.

We recorded an initial contingent earn-out liability of $4.3 million in connection with our November 2018 acquisition of all the intellectual property and related assets of the OptoSeis® fiber optic sensing technology.  Subsequent to the acquisition, we increased the estimated contingent earn-out liability to $5.4 million as of June 30, 2020.  Contingent cash payments, if any, will be derived from eligible revenue generated during a five-and-a-half year post acquisition earn-out period ending in May 2024.  The maximum amount of contingent payments is $23.2 million.

 We review and assess the fair value of our contingent earn-out liabilities on a quarterly basis.   See Note 13 to our consolidated financial statements in this Quarterly Report on Form 10-Q for more information on our contractual contingencies.

Critical Accounting Policies

During the nine months ended June 30, 2020, there has been no material change to our critical accounting policies discussed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including the CEO and CFO, as of June 30, 2020, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2020 due to the material weakness described in “Management’s Report on Internal Control Over Financial Reporting” as of June 30, 2020.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2020.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework (2013). Based on this assessment, our management concluded that due to a material weakness in our internal control over financial reporting as described below, our internal control over financial reporting was not effective as of June 30, 2020.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As of June 30, 2020 we did not maintain effective controls relating to our adoption of ASC 842 Leases.   In our financial statements for the first quarter ended December 31, 2019 we determined that the collection of future operating lease revenue from one of our customers was less than probable while the operating lease receivable was not impaired.  In accordance with the guidance of ASC 842, when collectability of the payments is not deemed probable then lease revenue is limited to cash received with an off-setting adjustment through rental revenue for any existing operating lease receivables.

This error was subsequently identified and corrected which resulted in a revision of our unaudited consolidated balance sheet as of December 31, 2019, our unaudited consolidated statement of operations for the three months ended December 31, 2019 and our unaudited consolidated statements of operations for the three and six months ended March 31, 2020.  The impact of this revision had no effect on our net loss for the nine months ended June 30, 2020.

Because of this material weakness, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2019, March 31, 2020 and June 30, 2020, based on criteria described in Internal Control – Integrated Framework (2013) issued by COSO.

To remediate the material weakness described above, we are designing and implementing a quarterly control to capture all new accounting pronouncements, and when determined necessary, will seek outside technical assistance to enhance our understanding and application of these new pronouncements.  We believe that this measure will remediate the material weakness identified and strengthen our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  As discussed above, during the fourth quarter of fiscal year 2020, we are designing and implementing a new control to remediate the control deficiency described above.

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

The present COVID-19 pandemic, has spread across the globe and is impacting worldwide economic activity, including the global demand for oil and natural gas.  COVID-19 poses the risk that we or our employees, contractors, suppliers and customers may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to restrictions that may be requested or mandated by governmental authorities, including quarantines of certain geographic areas, restrictions on travel and other restrictions that prohibit employees from going to work, both around the world as well as in certain jurisdictions in the United States.  We have experienced a reduction in demand for certain products, cancellation of rental contracts and difficulty with field employees and salespeople traveling domestically and abroad to conduct our business.  Subsequent to the end of our third fiscal quarter ended June 30, 2020, we have taken cost reducing steps (reduction of force) to adjust operating and manufacturing expenses in response to the reduction in sales as an effect of COVID-19 pandemic.  The continued spread of COVID–19 and the related mitigation measures may disrupt our supply chain, result in a significant decrease in business from our customers and/or cause our customers to be unable to meet existing payment or other obligations to us.  If COVID–19 continues to spread or the response to contain the COVID–19 pandemic is unsuccessful, we could experience a material adverse effect on our business, financial condition, results of operations and liquidity.

The Decrease in Oil Commodity Price Levels Is Likely to Negatively Affect Demand for Our Oil and Gas Products, Which Has and Could Continue to Materially and Adversely Affect Our Results of Operations and Liquidity.

Demand for many of our products and the profitability of our operations depend primarily on the level of worldwide oil and gas exploration activity.  Prevailing oil and gas prices, with an emphasis on crude oil prices, and market expectations regarding potential changes in such prices significantly affect the level of worldwide oil and gas exploration activity.  During periods of improved energy commodity prices, the capital spending budgets of oil and natural gas operators tend to expand, which results in increased demand for our products.  Conversely, in periods when these energy commodity prices deteriorate, capital spending budgets of oil and natural gas operators tend to contract and the demand for our products generally weakens.  Historically, the markets for oil and gas have been volatile and are subject to wide fluctuations in response to changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond our control, such as the impact of the global coronavirus pandemic.  These factors include the level of consumer demand, regional and international economic conditions, weather conditions, domestic and foreign governmental regulations (including those related to climate change), price and availability of alternative fuels, political conditions, instability and hostilities in the Middle East and other significant oil-producing regions, increases and decreases in the supply of oil and gas, the effect of worldwide energy conservation measures and the ability of OPEC to set and maintain production levels and prices of foreign imports.

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

Generally, imbalances in the supply and demand for oil and gas will affect oil and gas prices and, in such circumstances, demand for our oil and gas products may be adversely affected when world supplies exceed demand.

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

101*

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets at June 30, 2020 and September 30, 2019, (ii) the Consolidated Statements of Operations for the three and nine months ended June 30, 2020 and 2019, (iii) the Consolidated Statements of Comprehensive Loss for the three and nine months ended June 30, 2020 and 2019, (iv) the Consolidated Statements of Stockholders’ Equity for the nine months ended June 30, 2020 and 2019, (v) the Consolidated Statements of Cash Flows for the nine months ended June 30, 2020 and 2019 and (vi) Notes to Consolidated Financial Statements.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in Inline XBRL.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEOSPACE TECHNOLOGIES CORPORATION

Date:	August 7, 2020	By:	/s/ Walter R. Wheeler
Walter R. Wheeler, President
and Chief Executive Officer
(duly authorized officer)

Date:	August 7, 2020	By:	/s/ Robert L. Curda
Robert L. Curda, Vice President,
Vice President, Chief Financial Officer and Secretary
(principal financial officer)