Form 10-K
period 2020-09-30
GEOSPACE TECHNOLOGIES CORP
filed 2020-11-20
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended September 30, 2020
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 001-13601

GEOSPACE TECHNOLOGIES CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Texas	76-0447780
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

There were 13,670,639 shares of the Registrant’s Common Stock outstanding as of the close of business on October 31, 2020.  As of March 31, 2020, the aggregate market value of the Registrant’s Common Stock held by non-affiliates was approximately $85 million (based upon the closing price of $6.40 on March 31, 2020, as reported by The NASDAQ Global Select Market).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Registrant’s 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

PART I

Item 1. Business

Business Overview

Geospace Technologies Corporation reincorporated as a Texas corporation on April 16, 2015.  We originally incorporated as a Delaware corporation on September 27, 1994.  Unless otherwise specified, the discussion in this Annual Report on Form 10-K refers to Geospace Technologies Corporation and its subsidiaries.  We principally design and manufacture seismic instruments and equipment.  These seismic products are marketed to the oil and gas industry and used to locate, characterize and monitor hydrocarbon producing reservoirs.  We also market our seismic products to other industries for vibration monitoring, border and perimeter security and various geotechnical applications.  We design and manufacture other products of a non-seismic nature, including water meter products, imaging equipment, offshore cables and provide contract manufacturing services.  We report and categorize our customers and products into three different segments:  Oil and Gas Markets, Adjacent Markets and Emerging Markets.

Demand for our seismic products targeted at customers in our Oil and Gas Markets segment has been, and will likely continue to be, vulnerable to downturns in the economy and the oil and gas industry in general.  For more information, please refer to the risks discussed under the heading “Risk Factors.”

Business Acquisitions

Quantum Technology Sciences, Inc.

On July 27, 2018, we acquired Quantum Technology Sciences, Inc., a Florida-based tactical security and surveillance systems solutions provider (“Quantum”) through a merger of the Company’s subsidiary with and into Quantum, with Quantum as the surviving corporation.  The acquisition purchase price consisted of a cash down payment at closing of approximately $4.4 million and contingent earn-out payments of up to $23.5 million over a four-year period.  The contingent earn-out payments, if any, which may be paid in the form of cash or Company stock, will be derived from certain eligible revenue that may be generated during the four-year earn-out period.  Earn-out obligation payments made during the fiscal years ended September 30, 2019 and 2020 were zero and $0.1 million, respectively.

The Quantum acquisition represents the Company’s strategy to expand its product revenues, as well as its engineering and manufacturing competencies, to markets outside the oil and gas industry.   The operations of Quantum are included in our Emerging Markets business segment.

OptoSeis® fiber optic sensing technology

On November 13, 2018, we acquired all of the intellectual property and related assets of the OptoSeis® fiber optic sensing technology business.  The operations of the OptoSeis® business are included in our Oil and Gas Markets business segment.  The acquisition purchase price consisted of cash payments at closing of approximately $1.8 million and contingent earn-out payments of up to $23.2 million during the five-and-a-half year period.  The contingent earn-out payments will be derived from eligible revenue generated during the earn-out period from products and services utilizing the OptoSeis® fiber optic technology.    There were no earn-out obligation payments made during the fiscal years ended September 30, 2019 and 2020.

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

Wireless Products

We have developed multiple versions of a land-based wireless (or nodal) seismic data acquisition system.  Rather than utilizing interconnecting cables as required by most traditional land data acquisition systems, each of our wireless stations operate as an independent data collection system, allowing for virtually unlimited channel configurations.  As a result, our wireless systems require less maintenance, which we believe allows our customers to operate more effectively and efficiently because of its reduced environmental impact, lower weight and ease of operation.  Each wireless station is available in a single-channel or three-channel configuration.  Since its introduction in 2008 and through September 30, 2020, we have sold 473,000 wireless channels and we currently have 84,000 wireless channels in our rental fleet.

We have also developed a marine-based wireless seismic data acquisition system called the OBX.  Similar to our land-based wireless systems, the marine OBX system may be deployed in virtually unlimited channel configurations and does not require interconnecting cables between each station.  Our deepwater versions of the OBX system can be deployed in depths of up to 3,450 meters.  Through September 30, 2020, we have sold 880 OBX stations and we currently have 35,000 OBX stations in our rental fleet.

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

We have developed permanently installed high-definition reservoir monitoring systems for land and ocean-bottom applications in producing oil and gas fields.  Our electrical reservoir monitoring systems are currently installed on numerous offshore reservoirs in the North Sea and elsewhere.  Through our acquisition of the OptoSeis® fiber optic sensing technology, we now offer both electrical and fiber optic reservoir monitoring systems.  These high-definition seismic data acquisition systems have a flexible architecture allowing them to be configured as a subsurface system for both land and marine reservoir-monitoring projects.  The scalable architecture of these systems enables custom designed configuration for applications ranging from low-channel engineering and environmental-scale surveys requiring a minimum number of recording channels to high-channel surveys required to efficiently conduct permanent reservoir monitoring (“PRM”).  The modular architecture of these products allows virtually unlimited channel expansion for these systems.

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

In September 2020, we received a request from a major oil and gas producer for a proposal to manufacture a large-scale seabed PRM system.  We are in the process of responding to this request and we believe the potential customer may grant the award in the second quarter or third quarter of fiscal year 2021.  If we receive the order, we anticipate that revenue from the order would be recognized in the latter part of our fiscal year 2022, fiscal year 2023 and beyond. We have not received any orders for a large-scale seabed PRM system since November 2012.

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

Emerging Markets

Our Emerging Markets business segment consists entirely of our Quantum business.  Quantum’s product line includes a proprietary detection system called SADAR®, which detects, locates and tracks items of interest in real-time.  Using the SADAR technology, Quantum designs and sells products used for border and perimeter security surveillance, cross-border tunneling detection and other products targeted at movement monitoring, intrusion detection and situational awareness.  Quantum’s customers include various agencies of the U.S. government including the Department of Defense, Department of Energy, Department of Homeland Security and other agencies.

Business Strategy

We have experienced several years of very low demand for most of the products we sell and rent into our Oil and Gas Markets.  Demand for these products has also been adversely affected by COVID-19 and the resulting lower global demand for oil and gas.  Many ocean-bottom nodal projects have been delayed and rescheduled due to the pandemic and uncertainty in oil and gas commodity prices, reducing rental demand for our ocean-bottom nodal products used to gather seismic data on the ocean-bottom.  While we have recently been invited to participate in a tender for a large-scale seabed PRM system, depressed demand continues for our traditional seismic products and our land nodal seismic products.  As a result, we have adopted what we think is a conservative and prudent business strategy which places a focus on sound financial management practices.  We have not changed our primary focus on continued investment in product research and development, selective acquisitions and joint ventures.

•

Continue Investment in Product Research and Development – Past periods of revenue growth were primarily driven through our internal development of new products for the oil and gas industry.  In past years, our oil and gas product innovations included the introduction of borehole seismology tools, land and seabed PRM systems and wireless data acquisition systems for both land and marine applications.  These innovative technologies are the result of our unceasing investment in research and development initiatives.  A majority of our product research and development cost relates to our product engineers.  Our engineering staff have been key to our past success, and we intend to continue our tradition of retaining and attracting quality engineering staff by providing appropriate compensation and benefits.  Going forward, we intend to continue significant investments in product research and development of new oil and gas technologies as well as products for our other business segments in order to diversify and grow our revenue base.

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

•

Financial Management – Industry conditions since fiscal year 2014 have required us to place increased emphasis on cash management and preservation.  Due to the cyclicality of the oil and gas industry, we have historically managed our financial risk by limiting or eliminating debt leverage in our balance sheet.  While we are not opposed to moderate amounts of short-term debt during favorable business cycles, we choose to minimize our exposure to long-term debt obligations which, in our view, restrict our ability to operate during periodic difficult business cycles in the oil and gas industry similar to the recent business environment.  We believe this strategy has allowed us to continue operations through difficult business cycles without disruption for debt and equity restructuring as has been seen among our peers, many of whom have significant long-term debt burdens.  In addition, we have limited our investments in capital assets and have liquidated, and made appropriate reserves for, significant amounts of our inventories and rental fleet assets.  We also believe that the value of our common shares outstanding will be best served in the long-term by retaining our cash to fund future cash outflows as they become necessary.  In this regard, we do not anticipate paying any cash dividends in the foreseeable future, however, our board of directors has recently authorized a stock buy-back program which authorizes us to repurchase up to $5 million of our common stock in open market transactions.  We intend to begin the stock buy-back program in the first quarter of fiscal year 2021.

Competition

Oil and Gas Products

We are one of the world’s largest designers and manufacturers of seismic products used in the oil and gas industry.  The principal competitors for many of our traditional seismic products are Sercel (a division of CGG) and INOVA (an independent joint venture between ION Geophysical Corporation and BGP, Inc., a subsidiary of China National Petroleum Company).  Furthermore, entities in China affiliated with Sercel, as well as other Chinese manufacturers produce low-cost oil and gas seismic products.

The primary competitors for our land wireless data acquisition systems are SmartSolo, Sercel, INOVA, STRYDE and numerous smaller entities who have introduced similar versions of wireless data acquisition systems.  We believe the primary competitors for our marine nodal data acquisition systems are Magseis Fairfield ASA and Seabed Geosolutions (a joint venture formed between Fugro and CGG), each of whom utilizes their own proprietary nodal technology.

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

Our primary competitor for the rental of our traditional and land wireless seismic equipment is Seismic Equipment Specialists.

Our primary competitor for our seabed PRM systems is Alcatel-Lucent.  Our primary competitors for high-definition borehole seismic data acquisition systems are Avalon Sciences Ltd and Sercel.

Adjacent Markets Products

Our industrial and imaging products face competition from numerous domestic and international specialty product manufacturers.

Emerging Markets Products

The border and perimeter security marketplace is dominated by large integrated system providers such as Boeing, General Dynamics, Lockheed Martin, Raytheon, Elbit Systems and others.  Systems provided by these competitors are generally multifaceted and may include numerous integrated surveillance technologies, including the geophysical sensor and software systems that we have developed.  Our sensing technology does not rely on line-of-sight motion detection, which is required by cameras and other visual and radio frequency technologies, and thus enables motion-sensing such devices would miss.  Competitive geophysical technologies utilizing fiber optic sensing techniques are provided by OptaSense, Fibersensys, Future Fiber Technologies and other specialty sensor manufacturing firms.

Suppliers

We purchase raw materials from a variety of suppliers located in various countries.  We typically have multiple suppliers for our critical materials.  In our oil and gas seismic business segment, certain models of our marine wireless products use a timing device manufactured by a single supplier.  We currently do not possess the ability to manufacture this component and have no other reliable source for this device.  In our Adjacent Markets business segment, we purchase all of our thermal imaging film from a single supplier.  Beyond this film supplier, we know of no other source for thermal film that performs as well in our imaging equipment.  For a discussion of the risks related to our reliance on these suppliers, see “Risk Factors – We Rely on Key Suppliers for Certain Components Used in Our Products.”

We do not currently experience any significant difficulties in obtaining raw materials from our suppliers for the production of our products.

Product Manufacturing and Assembly

Our manufacturing and product assembly operations consist of machining, molding or cabling the necessary component parts, configuring these parts along with components received from various vendors and assembling a final product.  We manufacture many of our oil and gas seismic products to the specifications required by our customers.  For example, we can armor cables for use in multiple deep-water applications.  We assemble geophone strings based on a number of customer choices such as length, gauge, tolerance and color of molded parts.  Upon completion of our manufacturing and assembly operations, we test our final products to the functional and environmental extremes of product specifications and inspect the products for quality assurance.  Consistent with industry practice, we normally manufacture our products based on firm customer orders, anticipated customer orders and historical product demand.  As a result of the steep decline in product demand that began in fiscal year 2014, further accentuated by the COVID-19 pandemic creating a global decline in the demand for oil and gas, also aggravated by the decline in crude oil prices, we currently hold more than twelve months supply of inventory.

Markets and Customers

Our principal customers for our traditional and wireless seismic products are seismic contractors and, to a lesser extent, major independent and government-owned oil and gas companies that either operate their own seismic crews or specify seismic instrument and equipment preferences to contractors.  For our deepwater PRM products, our customers are generally large international oil and gas companies that operate long-term offshore oil and gas producing properties.  Our industrial product customers consist of specialty manufacturers, research institutions and industrial product distributors.   Our imaging customers primarily consist of direct users of our equipment as well as specialized resellers that focus on the screen-printing and flexographic printing industries.  Our border and perimeter security customers are primarily government agencies.

One customer comprised 48.2% of our revenue during fiscal year 2020.  Two customers comprised 25.2% and 19.7% of our revenue during fiscal year 2019.  One customer comprised 10.4% of our revenue during fiscal year 2018.  The following table describes our revenue by customer segment type (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2020	2019	2018
Traditional seismic exploration product revenue	$6,653	$9,504	$12,855
Wireless seismic exploration product revenue	54,072	52,770	27,254
Seismic reservoir product revenue	936	2,692	4,842
Industrial product revenue	15,622	18,324	18,352
Imaging product revenue	9,818	11,832	11,580
Border & perimeter security product revenue	734	159	286
Corporate revenue	—	528	579
Total revenue	$87,835	$95,809	$75,748

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

Research and Development

We expect to incur significant future research and development expenditures aimed at the development of additional products for each of our business segments.  We have incurred company-sponsored research and development expenses of $16.6 million, $15.5 million and $10.8 million during the fiscal years ended September 30, 2020, 2019 and 2018, respectively.

Human Capital, Environmental and Social

In order to continue to produce the most technologically advanced instruments and equipment available for the industrial, border and perimeter security and seismic data acquisition markets, it is crucial that we continue to attract and retain top talent. To attract and retain talented employees, we strive to make Geospace Technologies Corporation a diverse and safe workplace, with opportunities for our employees to receive educational benefits, cross function skill development, encouragement to grow and develop their career, all supported by competitive compensation and benefits.

At September 30, 2020, we employed 651 people predominantly on a full-time basis, of which 393 were employed in the United States, 236 in the Russian Federation and the remainder in the United Kingdom, Canada, China and Colombia.  During fiscal 2020, the number of employees decreased by 130 employees mostly due to our workforce reduction during our third quarter of fiscal year 2020.   64% of our global workforce are employed in manufacturing, 16% in Engineering and 19% in Sales and Administration.  The majority of our employees in the Russian Federation belong to a regional union for machine manufacturers.  Our remaining employees are not unionized.  We have never experienced a work stoppage.

Health, Safety and Wellness - The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health and safety of our employees. We provide our full-time employees and their families with access to health programs. In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. This includes having employees work from home, while implementing additional safety measures for employees continuing critical on-site work.

Compensation and Benefits - We provide competitive compensation and benefits programs to help meet the needs of our employees. In addition to salaries, these programs (which vary by country/region and employment classification) include incentive compensation plan, a 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, tuition assistance and on-site services, among others.  We use targeted equity-based grants with vesting conditions to facilitate retention of personnel, particularly those with critical skills and experience.

Talent Development - We invest resources to develop the talent needed to remain a leading manufacturer and developer of industrial, border and perimeter security and seismic data acquisition products. We provide our employees training opportunities and educational benefits to assist in career and skill expansion.  We focus on continuous learning and provide feedback to assist in the development of talent.

Company Culture - Annually we poll our workforce on the Core Value’s of Geospace Technology Corporation.  Employees are allowed to evaluate their supervisors/managers and co-workers against the values of the organization, identifying those employees or departments exceeding those values or needing improvement to reach those values.  The Core Value’s program also allows employees to provide suggestions for improvement or comments of praise directly to senior levels of management.

Geospace Technologies Corporation is committed to zero harm to people, property and the environment.  We have an ISO 14001 certified environmental management system, employed over many health, safety and environmental programs.  We do not exist in isolation. We strive to pursue a strategy of responsibility that not only encompasses all our activities but addresses the needs of our employees, customers, suppliers and our stakeholders.  We operate in communities, which have placed their trust in us.  In doing this, we aim to better our impact on the environment and society not only of our business but all businesses and organizations whom we interact. We integrate responsible and sustainable practices throughout our organization. Our products are designed to not harm individuals, communities or the environment.   We pledge to conduct ourselves in a most responsible manner in each community.

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

Available Information

We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”).  Our SEC filings are available to the public over the internet at the SEC’s website at www.sec.gov.  Our SEC filings are also available to the public free of charge on our website at www.geospace.com.  Please note that information contained on our website, whether currently posted or posted in the future, is not a part of this Annual Report on Form 10-K or the documents incorporated by reference in this Annual Report on Form 10-K.

Item 1A. Risk Factors

In evaluating the Company’s business, you should consider the following discussion of risk factors, in addition to other information contained in this report and in the Company’s other public filings with the U.S. Securities and Exchange Commission. Any such risks could materially and adversely affect our business, financial condition, results of operations, cash flow and prospects. However, the risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition, results of operations, cash flow and prospects.

External Factors that Could Adversely Affect Us

The Ongoing COVID-19 Pandemic Has Significantly Impacted Worldwide Economic Conditions and Could Have a Material Adverse Effect on Our Operations and Business.

The ongoing COVID-19 pandemic has spread across the globe and has negatively impacted worldwide economic activity, including the global demand for oil and natural gas, and continues to create challenges in our markets.  In addition to measures we have taken voluntarily, the government authorities in our markets have taken actions to mitigate the spread of COVID-19, including travel restrictions, border closings, restrictions on public gatherings, stay-at-home orders and other quarantine and isolation measures. Following the initial outbreak of the virus, we have experienced disruptions in our supply chain, a reduction in demand for certain products, cancellation of rental contracts and difficulty with field employees and salespeople traveling domestically and abroad to conduct our business. COVID-19 continues to pose the risk that we or our employees, contractors, suppliers and customers may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to restrictions that may be requested or mandated by governmental authorities, including quarantines of certain geographic areas, restrictions on travel and other restrictions that prohibit employees from going to work, both around the world as well as in certain jurisdictions in the United States.  The continued spread of COVID–19 and the related mitigation measures may disrupt our supply chain, result in a significant decrease in business from our customers and/or cause our customers to be unable to meet existing payment or other obligations to us.   If COVID–19 continues to spread or the response to contain the COVID–19 pandemic is unsuccessful, we could experience a material adverse effect on our business, financial condition, results of operations and liquidity.

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

Revenue from our products may not continue at current volumes or prices if current competitors or new market entrants introduce new products with better features, performance, price or other characteristics than our products.  Competitive pressures or other factors may also result in significant price competition that could have a material adverse effect on our results of operations.

Our Foreign Subsidiaries and Foreign Marketing Efforts Are Subject to Additional Political, Economic, Legal and Other Uncertainties Not Generally Associated with Domestic Operations

Based on customer billing data, revenue to customers outside the United States accounted for approximately 73% of our revenue during fiscal year 2020; however, we believe the percentage of revenue outside the United States is likely higher since many of our products are first delivered to a domestic location and ultimately shipped to a foreign location.  We again expect revenue outside of the United States to represent a substantial portion of our revenue for fiscal year 2021 and subsequent years.

Foreign revenue is subject to special risks inherent in doing business outside of the United States, including the risk of war, terrorist activities, civil disturbances, embargo and government activities, shifting foreign attitudes about conducting business activities with the United States, restrictions of the movement and exchange of funds, inhibitions of our ability to collect accounts receivable or repossess our rental equipment, international sanctions, expropriation and nationalization of our assets or those of our customers, currency fluctuations, devaluations and conversion restrictions, confiscatory taxation or other adverse tax policies and governmental actions that may result in the deprivation of our contractual rights, all of which may disrupt markets or our operations.

A portion of our oil and gas product manufacturing is conducted through our subsidiary Geospace Technologies Eurasia LLC, which is based in the Russian Federation.  Our oil and gas business could be directly affected by political and economic conditions in the Russian Federation, including the current geopolitical instability involving the Russian Federation, Ukraine and Syria.  United States sanctions against Russia have been expanded to preclude the export of oil and gas equipment anywhere in the world that involve persons designated under the sanctions and to include projects in which persons subject to the sanctions have a 33% ownership interest or a majority of voting interests.  Together, these changes make it more difficult for us to support projects that have the potential to produce oil involving Russian energy companies.  Furthermore, if an exporter is unable to determine whether its equipment will be used in such projects, the export is prohibited.  In fiscal year 2020, we imported $1.3 million of products from Geospace Technologies Eurasia LLC, our wholly-owned subsidiary in the Russian Federation for resale elsewhere in the world.  If imports of these products from the Russian Federation are restricted by government regulation, we may be forced to find other sources for the manufacture of these products at potentially higher costs.   Boycotts, protests, unfavorable regulations, additional governmental sanctions and other actions in the region could also adversely affect our ability to operate profitably.  Delays in obtaining governmental approvals can affect our ability to timely deliver our products pursuant to contractual obligations, which could result in us being liable to our customers for damages.  The risk of doing business in the Russian Federation and other economically or politically volatile areas could adversely affect our operations and earnings.

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

Increases in Tariffs, Trade Restrictions or Taxes on our Products Could Have an Adverse Impact on our Operations.

In fiscal year 2020, customers outside the United States accounted for approximately 73% of our revenues.  We also purchase a portion of our raw materials from suppliers in China and other foreign countries.  The commerce we conduct in the international marketplace makes us subject to tariffs, trade restrictions and other taxes when the raw materials we purchase, and the products we ship, cross international borders.  Trade tensions between the United States and China, as well as those between the U.S. and Canada, Mexico and other countries have been escalating in recent years.  Trade tensions have led to a series of tariffs imposed by the U.S. on imports from China, as well as retaliatory tariffs imposed by China on imports from the U.S.  If the U.S. and China are able to negotiate the issues to restore a mutually advantageous and fair trading regime, the increased tariffs could be eliminated.  Certain raw materials we purchase from China are subject to these tariffs which has increased our manufacturing costs.  Products we sell into certain foreign markets could also become subject to similar retaliatory tariffs, making the products we sell uncompetitive to similar products not subjected to such import tariffs. Further changes in U.S. trade policies, tariffs, taxes, export restrictions or other trade barriers, or restrictions on raw materials including rare earth minerals, may limit our ability to produce products, increase our manufacturing costs, decrease our profit margins, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase raw materials, which could have a material adverse effect on our business, results of operations or financial conditions.

A Continued General Downturn in the Economy in Future Periods May Adversely Affect Our Business

Economic slowdowns, currently or in the future, in the United States, China or India, could adversely affect our business in ways that we cannot predict.  During times of economic slowdown, our customers may reduce their capital expenditures and defer or cancel pending projects and product orders.  Such developments occur even among customers that are not experiencing financial difficulties. During times of economic slowdowns, some of our customers have (and other customers may have) undergone restructuring or bankruptcy that has or could adversely impact our revenues and profitability. Any economic downturn may adversely affect the demand for oil and gas generally or cause volatility in oil and gas commodity prices and, therefore, adversely affect the demand for delivery of our oil and gas products.  It could also adversely affect the demand for consumer and industrial products, which could in turn adversely affect our Adjacent Markets business segment.  To the extent these factors adversely affect other companies in the industries we serve, there could be an oversupply of products and services and downward pressure on pricing for our products and services, which could adversely affect us.  Additionally, bankruptcies or financial difficulties among our oil and gas customers could reduce our cash flows and adversely impact our liquidity and profitability.  See “The Limited Market for Our Oil and Gas Products Can Affect Our Revenue,” above.

Risks Associated with Our Business Strategy and Operations

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

Our Credit Risk Could Increase and We May Incur Bad Debt Write-Offs If Our Customers Continue to Face Difficult Economic Circumstances

While we believe that our allowance for bad debts is adequate in light of known circumstances, additional amounts attributable to uncollectible accounts and notes receivable and bad debt write-offs may have a material adverse effect on our future results of operations.  Many of our oil and gas customers are not well capitalized and as a result cannot always pay our invoices when due.  We have in the past incurred write-offs in our accounts and notes receivable due to customer credit problems.  We have found it necessary from time to time to extend trade credit, including promissory notes, to long-term customers and others where some risks of non-payment exist.  Many of our oil and gas customers continue to experience significant liquidity difficulties, which increase those credit risks, due to prolonged periods of low crude oil prices.  We have received a senior secured bond from an international seismic marine customer in exchange for $13 million of unpaid invoices and late fees owed to us by that customer. The bond is listed on the Oslo Alternative Bond Market; however, the actual marketability is unknown at this time. An increase in the level of bad debts and any deterioration in our credit risk could adversely affect the price of our stock.  In addition, we rent equipment to our oil and gas customers who utilize such equipment in various countries around the world.  If these customers experience financial difficulties, it could be difficult or impossible to retrieve our rental equipment from foreign countries.

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

The Limited Market for Our Oil and Gas Markets and Emerging Markets Products Can Affect Our Revenue

In our Oil and Gas Markets segment, we generally market many of our products to seismic service contractors.  We estimate that fewer than 30 oil and gas seismic contracting companies are currently operating in countries other than those operating in the Russian Federation and the former Soviet Union, India, the People’s Republic of China and certain Eastern European countries, where such information is difficult to verify.  We estimate that fewer than 15 seismic contractors are engaged in marine seismic exploration activities. Due to these market factors, a relatively small number of customers, some of whom are experiencing financial difficulties, account for most of our oil and gas product revenue.  From time to time, these contractors have sought to vertically integrate and acquire our competitors, which has influenced their supplier decisions before and after such transactions.  In addition, consolidation among our customers may further concentrate our business to a limited number of customers and expose us to increased risks related to dependence on a small number of customers.  We market our seabed PRM systems products to large oil and gas companies.  Since this product’s introduction in 2002, we have received system orders from three offshore oil and gas operators:  BP, Shell and Statoil, which have accounted for a significant portion of our revenue in fiscal year 2014 and prior fiscal years.  We have not received any orders for large-scale seabed PRM systems since November 2012. In September 2020, we received a request from a major oil and gas producer to propose on the manufacture of a large-scale seabed PRM system.  We are in the process of responding to this request and we believe the potential customer will grant the award before the end of the 2021 calendar year.  If we receive the order, we anticipate that revenue from the order would be recognized in the latter part of our fiscal year 2022 and in fiscal year 2023.  Our emerging markets segment primarily sells its products to a small number of agencies within the U.S. government.  The loss of a small number of these customers, and particularly our oil and gas customers, could materially and adversely impact our future revenues.

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

Our Strategy of Renting Our Oil and Gas Seismic Products Exposes Us to Additional Risks Relating to Equipment Recovery, Rental Renewals, Technological Obsolescence and Impairment of Assets

Our rental fleet of oil and gas equipment represents a significant portion of our assets and accounts for a significant portion of our revenue.  Equipment we rent to our customers is frequently located in foreign countries where retrieval of the equipment after the termination of the rental agreement is difficult or impossible if the customer does not return the equipment.  The costs associated with retrieving this equipment or the loss of equipment that is not retrieved could be significant and could adversely affect our operations and earnings.

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

For our imaging products, we purchase all of our thermal film from one manufacturer.  Except for the film sold to us by this manufacturer, we know of no other source for thermal film that performs as well in our imaging equipment.  If the manufacturer were to discontinue producing thermal film, were to become unwilling to contract with us on competitive terms or were unable to supply thermal film in sufficient quantities to meet our requirements, our ability to compete in the direct thermal imaging marketplace could be impaired, which could adversely affect our financial performance.

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

Legal and Compliance Risks

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

We Have a Relatively Small Public Float, and Our Stock Price May be Volatile

At September 30, 2020, we have approximately 13.2 million shares outstanding held by non-affiliates.  This limited number of shares outstanding results in a relatively limited market for our common stock.  Our daily trading volume for the year ended September 30, 2020 averaged approximately 79,000 shares.  Our small float and daily trading volumes have in the past caused, and may in the future result in, significant volatility in our stock price.

Financial and Accounting Risks

Unfavorable Currency Exchange Rate Fluctuations Could Adversely Affect Our Results of Operations

Substantially all of our third-party revenue from the United States is invoiced in U.S. dollars, though from time to time we may invoice revenue transactions in foreign currencies including intercompany sales.  As a result, we may be subject to foreign currency fluctuations on our revenue.  The reporting currency for our financial statements is the U.S. dollar.  However, the assets, liabilities, revenue and costs of our Russian, Canadian and United Kingdom subsidiaries and our Brazilian, Chinese and Colombian branch offices are denominated in currencies other than U.S. dollars.  To prepare our consolidated financial statements, we must translate those assets, liabilities, revenue and expenses into U.S. dollars at then-applicable exchange rates.  Consequently, increases and decreases in the value of the U.S. dollar versus these other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency.  These translations could result in significant changes to our results of operations from period to period.  For the fiscal year ended September 30, 2020, approximately 9% of our consolidated revenue related to the operations of our foreign subsidiaries and branches.

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

Increased or Inaccurate Estimation of Contingent Earn-Out Liabilities Could Result in Increased Charge-Offs or Losses and Defaults Under Our Credit Agreement

As further discussed below, we have contingent earn-out liabilities associated with our acquisitions of Quantum and OptoSeis®.  We have utilized the services of an independent valuation consultant to assist us with the estimation of the contingent earn-out liability in each case.  We expect to continue to utilize similar consulting services to help us estimate the contingent earn-out liability in future periods.  If we, or our independent valuation consultant, have incorrectly estimated such potential earn-out liability or if such estimates prove to be inaccurate due to the inherent unpredictability of the size, scope, and occurrence of the contracts that might be subject to such earn-outs, and we are required to pay an amount of consideration in excess of our estimate, we may incur increased charges to our consolidated statement of operations associated with that increased liability.  If we receive substantial revenue from Quantum or OptoSeis® and if such revenue is subject to the applicable earn-out, the attendant increase in contingent liability could also be substantial.  Further, in certain instances, if the increases in contingent earn-out liability are of a large enough magnitude, they may cause us to default on certain financial covenants in our credit agreement.  These increased losses, potential defaults, and other negative repercussions from such increased liability could adversely affect our financial performance and results of operations.

Should We Fail to Maintain an Effective System of Internal Control Over Financial Reporting, We May Not Be Able to Accurately Report Our Financial Results and Prevent Material Fraud, Which Could Adversely Affect the Value of Our Common Stock

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and effectively prevent and detect material fraud.  If we cannot provide reliable financial reports or prevent or detect material fraud, our operating results could be misstated.  There can be no assurances that we will be able to prevent control deficiencies from occurring which could cause us to incur unforeseen costs, negatively impact our results of operations, cause the market price of our common stock to decline, or have other potential adverse consequences.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of September 30, 2020, our operations included the following locations:

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Holders of Record

Our common stock is traded on The NASDAQ Global Select Market under the symbol “GEOS”.  On October 31, 2020, there were approximately 130 holders of record of our common stock, and the closing price per share on such date was $5.13 as quoted by The NASDAQ Global Select Market.

Market Information for Common Stock

The following table shows the high and low per share sales prices for our common stock reported on The NASDAQ Global Select Market.

Year Ended September 30, 2020:	Low	High
Fourth Quarter	$5.64	$8.15
Third Quarter	5.00	9.57
Second Quarter	4.61	16.96
First Quarter	13.18	17.66

Year Ended September 30, 2019:
Fourth Quarter	$11.61	$16.61
Third Quarter	11.85	15.89
Second Quarter	10.01	16.92
First Quarter	9.93	15.93

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

Securities Authorized for Issuance under Equity Compensation Plans

The following equity plan information is provided as of September 30, 2020:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
	(In shares)	(In dollars per share)	(In shares)
Equity Compensation Plans Approved by Security Holders (1)	309,357	17.66 (2)	370,110
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	309,357	17.66 (2)	370,110

(1)

The number of securities shown in column (c) represents number of securities remaining available for issuance under the Company’s 2014 Long Term Incentive Plan (the “2014 Plan”), which was approved by the Board and shareholders in February 2014.  The 2014 Plan allows for the issuance of restricted stock awards, performance stock awards, performance stock unit awards, restricted stock unit awards (the foregoing, “Full Value Awards”), stock options and stock appreciation rights.  For purposes of calculating the number of securities remaining under the 2014 Plan in column (c), Full Value Awards are counted as 1.5 shares for each share awarded.  The number of securities shown in column (a) of the table above represents 91,100 stock options and 218,257 restricted stock unit awards outstanding under the 2014 Plan.

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

Cautionary Note Regarding Forward-Looking Statements and Assumptions

This Annual Report on Form 10-K and the documents incorporated by reference herein, if any, contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “intend”, “expect”, “plan”, “budget”, “forecast”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue”, “evaluating” or similar words.  Statements that contain these words should be read carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other forward-looking information.  Examples of forward-looking statements include, among others, statements that we make regarding our expected operating results, the results and success of our transactions with Quantum and the OptoSeis® technology, the adoption and sale of our products in various geographic regions, potential tenders for PRM systems, future demand for OBX systems, the completion of new orders for our channels of our GCL system, the fulfillment of customer payment obligations, the impact of the coronavirus (COVID-19) pandemic, the Company’s ability to manage changes and the continued health or availability of management personnel, volatility and development, market position, financial results and the provision of accounting reserves.  These forward-looking statements reflect our current judgment about future events and trends based on the information currently available to us.  However, there will likely be events in the future that we are not able to predict or control.  The factors listed under the caption “Risk Factors”, as well as cautionary language in this Annual Report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.  Such examples include, but are not limited to, the failure of the Quantum or OptoSeis®  technology transactions to yield positive operating results, decreases in commodity price levels, which could reduce demand for our products, the failure of our products to achieve market acceptance (despite substantial investment by us) our sensitivity to short term backlog, delayed or cancelled customer orders, product obsolescence resulting from poor industry conditions or new technologies, bad debt write-offs associated with customer accounts, lack of further orders for our OBX systems, failure of our Quantum products to be adopted by the border and perimeter security market, infringement or failure to protect intellectual property.  The occurrence of the events described in these risk factors and elsewhere in this Annual Report on Form 10-K could have a material adverse effect on our business, results of operations and financial position, and actual events and results of operations may vary materially from our current expectations.  We assume no obligation to revise or update any forward-looking statement, whether written or oral, that we may make from time to time, whether as a result of new information, future developments or otherwise.

Background

We design and manufacture seismic instruments and equipment and primarily market these products to the oil and gas industry to locate, characterize and monitor hydrocarbon producing reservoirs.  We also market our seismic products to other industries for vibration monitoring, border and perimeter security and various geotechnical applications.  We design and manufacture other products of a non-seismic nature, including water meter products, imaging equipment, offshore cables and provide contract manufacturing services.  See the information under the heading “Business” in this Annual Report on Form 10-K.

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

We report and evaluate financial information for three segments: Oil and Gas Markets, Adjacent Markets and Emerging Markets.   Summary financial data by business segment follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2020	2019
Oil and Gas Markets
Traditional exploration product revenue	$6,653	$9,504
Wireless exploration product revenue	54,072	52,770
Reservoir product revenue	936	2,692
Total revenue	61,661	64,966
Operating income (loss)	(2,139)	3,095
Adjacent Markets
Industrial product revenue	15,622	18,324
Imaging product revenue	9,818	11,832
Total revenue	25,440	30,156
Operating income	4,017	6,234
Emerging Markets
Revenue	734	159
Operating loss	(6,064)	(2,306)
Corporate
Revenue	—	528
Operating loss	(13,853)	(5,990)
Consolidated Totals
Revenue	87,835	95,809
Operating income (loss)	(18,039)	1,033

Overview

     In 2014, our Oil and Gas Markets segment experienced a softening in the demand for its traditional exploration products, particularly in North America, as capital budgets for oil and gas producers were trending away from exploration-focused activities toward production and exploitation activities.  During this period oil production in North America’s unconventional shale reservoirs increased, as did oil production from other non-OPEC countries, resulting in an oversupply of crude oil in the world market and a resulting drop in energy prices.  Early in 2020, decreased demand again caused by the oversupply of crude oil due to failed OPEC negotiations and, when combined with the impact of the COVID–19 pandemic, led to a dramatic drop in crude oil prices which have subsequently recovered to some extent.  To date the effect of the COVID-19 pandemic has resulted in a global drop in demand for oil and gas.  These declines in the demand for oil and gas have caused oil and gas exploration and production companies to experience a significant reduction in cash flows, which have resulted in and will likely continue to result in reductions in their capital spending budgets for oil and gas exploration-focused activities, including seismic data acquisition activities.  Our Oil and Gas Markets segment has in recent years experienced strong demand for the rental of our marine wireless nodal products; however, this demand could significantly diminish during fiscal year 2021 or beyond as a result of the significant uncertainty in the outlook for oil and gas exploration.  Demand for new land-based seismic equipment in recent fiscal years has remained restrained due to capital limitations affecting many of our customers, along with their excess levels of underutilized equipment.  As a result, revenue from the sale and rental of our land-based traditional and wireless products has remained low due to the reduced investment in exploration-focused seismic activities.  We expect these challenging industry conditions will result in revenue from our traditional and land-based wireless products to remain below historical norms.

In light of current market conditions, the inventory balances in our Oil and Gas Markets business segment at September 30, 2020 continued to exceed levels we consider appropriate for the current level of product demand.  While we are aggressively working to reduce these legacy inventory balances, we are also adding new inventories for new wireless product developments and for other product demand in our Adjacent Markets segment.  During periods of excessive inventory levels, our policy has been, and will continue to be, to record obsolescence expense as we experience reduced product demand and as our inventories continue to age.  If difficult market conditions continue for the products in our Oil and Gas Markets segment, we expect to record additional inventory obsolescence expense in fiscal year 2021 and beyond until product demand and/or resulting inventory turnover return to acceptable levels.

Coronavirus (COVID-19)

In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The spread of COVID-19 has resulted in most governments issuing restrictive orders, including “shelter in place” orders around the globe to assist in mitigating the spread of the virus.

While we continue to support our customers, there remain uncertainties regarding the duration and the extent to which the COVID-19 pandemic will ultimately have a negative impact on the demand for our products and services or on our supply chain.  We continue to closely monitor the situation as information becomes readily available.

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

The current low oil and gas price environment may be intensified and prolonged by the COVID-19 pandemic and is increasing the risk and financial stress placed on our customers.  We cannot reasonably estimate the length or severity of this pandemic, or the extent to which COVID-19 will affect our business, financial condition and results of operations in fiscal year 2021 and beyond.

Cost Reduction Initiative

In July 2020, we initiated a program to reduce operating and manufacturing expenses in light of decreased demand for products in our Oil and Gas Markets and Adjacent Markets segments.  The program is expected to produce approximately $2.0 million of annualized cash savings.  The cost reductions were primarily realized through a reduction of employees from our workforce.  In connection with the workforce reductions, we incurred $0.9 million of termination costs in our fourth quarter of fiscal year 2020.  The termination costs were recorded to both cost of revenue and operating expenses in the consolidated statement of operations.  There are no outstanding liabilities related to this program as of September 30, 2020.

Fiscal Year 2020 Compared to Fiscal Year 2019

Consolidated revenue for fiscal year 2020 was $87.8 million, a decrease of $8.0 million, or 8.3%, from fiscal year 2019.  While we experienced reduced demand for most of our product categories due to the factors cited above, the decrease was primarily caused by an $8.0 million charge to (or reduction of) revenue related to the impairment of an operating lease receivable resulting from the rental of our marine seismic equipment.

Consolidated gross profit for fiscal year 2020 was $23.4 million, a decrease of $8.0 million, or 25.4%, from fiscal year 2019.  The decrease in gross profit was also primarily caused by the $8.0 million charge to (or reduction of) revenue related to the impairment of an operating lease receivable resulting from the rental of our marine seismic equipment.

Consolidated operating expenses for fiscal year 2020 were $41.5 million, an increase of $4.0 million, or 10.8%, from fiscal year 2019.  The increase in operating costs were primarily due to (i) a $3.2 million net non-cash increase in the estimated fair value of contingent earn-out consideration related to our Quantum and OptoSeis® acquisitions, (ii) $0.9 in personnel related termination costs associated with our workforce reduction, (iii) $0.4 million of incremental research and development costs associated with our acquisition of the OptoSeis® business in November 2018 and (iv) a $0.7 million goodwill impairment charge.  These increases in operating expenses were partially offset by a $0.4 million decrease in bad debt expense.

In August 2019, we sold our real property located at 7334 N. Gessner in Houston, Texas which generated a $7.0 million gain on disposal of property in the fourth quarter of fiscal year 2019.  The buyer occupied the property as a tenant under a long-term lease.  The property was not strategic to our ongoing operations.

Consolidated other income for fiscal year 2020 was $1.4 million compared to $1.2 million from fiscal year 2019.  The increase was primarily caused by an increase in foreign exchange gains, and was partially offset by a decrease in interest income.

Consolidated income tax expense for fiscal year 2020 and 2019 was $2.6 million and $2.4 million, respectively.  This increase in income tax expense was primarily the result of an increase in rental revenue earned in foreign jurisdictions requiring tax withholding.  We are currently unable to record any tax benefits from the tax losses we incur in the U.S., Canada and Russian Federation due to the uncertainty surrounding our ability to utilize such losses in the future to offset taxable income.

Segment Results of Operations

Oil and Gas Markets

Fiscal Year 2020 Compared to Fiscal Year 2019

Revenue

Revenue from our Oil and Gas Markets products for fiscal year 2020 decreased $3.3 million, or 5.1%, from fiscal year 2019.    The components of these decreases included the following:

•

Traditional Exploration Product Revenue – Revenue from our traditional products decreased $2.9 million, or 30.0%, from the prior fiscal year.  The decrease reflects lower demand for our sensor products and a decrease in customer product repair and support service revenue.

•

Wireless Exploration Product Revenue – Revenue from our wireless exploration products increased $1.3 million, or 2.5%, from the prior fiscal year.  Excluding an $8.0 million charge to (or reduction of) revenue related to the impairment of an operating lease receivable, our wireless exploration product revenue increased by $9.3 million, or 17.6%.  The revenue increase primarily resulted from higher rental demand for our OBX systems.  The increase was partially offset by a decrease in the recognition of revenue from an international seismic marine customer and lower GSX product revenue.

•

Reservoir Product Revenue – Revenue from our reservoir products decreased $1.8 million, or 65.2%, from the prior fiscal year.  The decrease for both periods was primarily due to a decrease in sales of our borehole products and lower service revenue.

During the second quarter of fiscal year 2020, we partially financed a $12.5 million product sale by entering into a $10.0 million promissory note with a customer.  The promissory note is for a three-year term with monthly principal and interest payments of $0.3 million.  Due to the financial condition of the customer, we have concerns over the probable collectability of the promissory note.  As a result, we did not recognize any revenue or cost of revenue on the product sale. Through September 30, 2020 we have received payments from the customer totaling $4.6 million (exclusive of interest) related to the sale, which are reflected on our accompanying consolidated balance sheet as non-current deferred revenue.  Management does not intend to recognize the revenue and cost of revenue from the sale until it becomes probable that the customer will satisfy its financial obligation under the promissory note.

Operating Income (Loss)

Operating income (loss) from our Oil and Gas Markets products for fiscal year 2020 was $(2.1) million, compared to $3.1 million from the prior fiscal year.  The decrease in our operating income was primarily the result of an $8.0 million charge related to the impairment of an operating lease receivable.  The decrease was also attributable to $0.7 million in termination costs related to the Company’s fourth quarter fiscal year 2020 workforce reduction and a $0.7 million goodwill impairment charge.  The decrease in operating income was partially offset by an increase in gross profit attributable higher rental revenue and a $0.7 million decrease in non-cash charges related to changes in the estimated fair value of contingent earn-out consideration related to our OptoSeis acquisition.

Adjacent Markets

Fiscal Year 2020 Compared to Fiscal Year 2019

Revenue

Revenue from our Adjacent Markets products for fiscal year 2020 decreased $4.7 million, or 15.6%, from the prior fiscal year.  The components of this decrease included the following:

•

Industrial Product Revenue and Services – Revenue from our industrial products decreased $2.7 million, or 14.7%, from the prior fiscal year.   The decrease was due to lower demand for our industrial sensor and water meter products and contract manufacturing services as a result of the COVID-19 pandemic.    We cannot reasonably estimate the impact the COVID-19 will have on the future demand for our industrial products and services.

•

Imaging Product Revenue – Revenue from our imaging products decreased $2.0 million, or 17.0%, from the prior fiscal year.  The decrease was primarily due to a decline in sales of our film products as a result of the COVID-19 pandemic.  The decrease was also attributable to unforeseen delays in the production of certain imaging equipment.  We cannot reasonably estimate the impact COVID-19 will have on the future demand for our imaging products.

Operating Income

Operating income from our Adjacent Markets products for fiscal year 2020 was $4.0 million, a decrease of $2.2 million, or 35.6%, from the prior fiscal year.  The decrease was primarily due a decrease in gross profit caused by the decline in industrial and imaging product revenue.

Emerging Markets

Fiscal Year 2020 Compared to Fiscal Year 2019

Revenue

On July 27, 2018, we entered the border and perimeter security market through our acquisition of Quantum.   In connection with our Quantum acquisition, we established the Emerging Markets business segment, which currently includes only Quantum.  Revenue from our Emerging Markets products for fiscal year 2020 was $0.7 million, compared to $0.2 million from the prior fiscal year.  The increase in revenue was primarily attributable to (i) the sale of border and perimeter security products to a commercial customer and (ii) site preparation and engineering related to a U.S. Customs and Border Protection U.S. Border Patrol contract.   In April 2020, Quantum was awarded a $10 million contract with the U.S. Customs and Border Protection U.S. Border Patrol to provide a technology solution to the Department of Homeland Security.  The Company expects most of the revenue from this contract will be recognized during the first six months of fiscal year 2021.

Operating Loss

Operating loss from our Emerging Markets products for fiscal year 2020 was $6.1 million, an increase of $3.8 million from the prior fiscal year.  The increase was primarily due to non-cash charges of $1.0 million in fiscal year 2020 for changes in the estimated fair value of contingent earn-out consideration related to our Quantum acquisition, compared to $(2.9) million of non-cash credits in the prior year.  During fiscal year 2020, Quantum also experienced an increase in product development costs which were offset by an increase in gross profits attributable to its higher revenue.  Quantum’s operating expenses for each of fiscal years 2020 and 2019 included intangible asset amortization expenses of $1.2 million.  Since its acquisition in July 2018, Quantum has primarily focused on product development activities, and the marketing of its technologies to government agencies and other end users.

Liquidity and Capital Resources

Fiscal Year 2020

At September 30, 2020, we had approximately $32.7 million in cash and cash equivalents.  For fiscal year 2020, we generated $18.1 million of cash from operating activities.  Our net loss of $19.2 million was offset by net non-cash charges of $40.7 million resulting from deferred income taxes, depreciation, amortization, inventory obsolescence, goodwill impairment, stock-based compensation, bad debt expense, change in estimate of collectability of rental revenue and changes in the estimated fair value of contingent consideration.  Other sources of cash included (i) a $5.2 million increase in deferred revenue and other liabilities primarily due to the deferral of revenue on a significant product sale occurring in our second fiscal quarter and partially offset by a decrease in customer deposits and (ii) a $2.5 million decrease in trade and other receivables resulting from the timing of collections from customers.  Offsetting these sources of cash were (i) a $2.5 million decrease in accounts payable resulting from the timing of payments to our suppliers, (ii) an $7.8 million increase in deferred cost of revenue and other assets primarily due to the deferral of cost on a product sale and an increase in the prepayment of certain expenses and (iii) the removal of a $0.7 million gross profit from the sale of used rental equipment since such gross profit is reflected in the proceeds from the sale of used rental equipment under investing activities.

For fiscal year 2020, we used cash of $4.1 million in investing activities.  Uses of cash included (i) a $5.5 million investment in our rental equipment primarily to expand our OBX rental fleet and (ii) $2.9 million for additions to our property, plant and equipment.  These uses of cash were partially offset by (i) $4.1 million of proceeds from the sale of rental equipment and (ii) $0.2 million of proceeds from the sale of equipment.    Fiscal year 2021 cash investments in property, plant and equipment could be approximately $5 million.  Fiscal year 2021 cash investments into our rental fleet will primarily be dependent on demand for our OBX marine rental equipment.  Our capital expenditures are expected to be funded from our cash on hand, internal cash flows, cash flows from our rental contracts or, if necessary, from borrowings under our credit agreement.

For fiscal year 2020 we used $0.1 million from financing activities for the payment of contingent consideration related to our acquisition of Quantum in 2018.

Since 2014, the oil and gas industry has experienced a sustained downturn due to low oil and gas prices. Recently, the unprecedented sharp decline in crude oil prices since February 2020 has further impacted the overall condition of the oil and gas industry, stifling budgets targeted at the oil and gas exploration industry, including the seismic industry.  Prior to recent downturn we saw some signs of increased seismic activity in certain areas around the world; however, we expect the need for new seismic equipment to remain restrained due to current industry conditions, capital limitations affecting many of our customers and excessive on-hand quantities of under-utilized customer-owned seismic equipment.  Further, we expect product sales of our Oil and Gas Markets products—specifically our legacy land-based traditional and wireless products—to remain low until the oil and gas industry begins to show signs of recovery and exploration-focused seismic activities increase. However, oil and gas pricing and the resultant economic conditions may not recover meaningfully in the near term, and we expect these challenging industry conditions facing our land-based traditional and legacy wireless products will continue in fiscal year 2021.

On July 13, 2020, we received an interest in a senior secured bond from an international seismic marine customer.  Our interest in the bond, which has a face value of $13.0 million, was received in exchange for $13.0 million of unpaid invoices and late fees owed by the customer.   The bond is secured by a third in line lien on the assets owned by the customer and has an 8% interest rate with bi-annual interest and possible principal payments based on excess available cash flow.  Interest payments can be made either in cash or in-kind payments in the form of additional debt security.  In-kind interest payments require an 8.8% interest rate.  The bond matures July 13, 2022.  The bond is listed on the Oslo Alternative Bond Market; however, the actual marketability is unknown at this time.  Based on the distressed financial condition of the customer, we believe the fair value of the bond is nominal and we have not recorded a carrying amount for this bond at September 30, 2020.

Our available cash and cash equivalents totaled $32.7 million at September 30, 2020, which included $5.8 million of cash and cash equivalents held by our foreign subsidiaries and branch offices.  The 2017 Tax Act creates new taxes on certain foreign earnings and also requires companies to pay a one-time transition tax on undistributed earnings of their foreign subsidiaries which were previously tax deferred.  We have determined that we are not required to pay any transition tax on the undistributed earnings of our foreign subsidiaries since we had no accumulated foreign earnings on a consolidated basis.

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

At September 30, 2020, we had no outstanding borrowings under the credit agreement and our borrowing availability under the credit facility pursuant to the credit agreement, based on the borrowing base calculation as of September 30, 2020, was $17.7 million.  At September 30, 2020, we were in compliance with all covenants under the credit agreement.  We currently do not anticipate the need to borrow under the credit agreement; however, we can make no assurance that we will not do so.

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

Contractual Obligations

Contingent Consideration

We recorded an initial contingent earn-out liability of $7.7 million in connection with our July 2018 acquisition of Quantum.   Subsequent to the acquisition, we reduced the estimated contingent earn-out liability to $5.8 million as of September 30, 2020.  Contingent payments, if any, may be paid in the form of cash or Company stock and will be derived from eligible revenue generated during the four-year post-acquisition period ending in July 2022.   The Company made cash earn-out payments of $0.1 million in fiscal year 2020.   The maximum amount of contingent payments is $23.5 million.

We recorded an initial contingent earn-out liability of $4.3 million in connection with our November 2018 acquisition of all the intellectual property and related assets of the OptoSeis® fiber optic sensing technology.  Subsequent to the acquisition, we increased the estimated contingent earn-out liability to $5.2 million as of September 30, 2020.  Contingent cash payments, if any, will be derived from eligible revenue generated during a five-and-a-half year post-acquisition earn-out period ending in May 2024.  No payments have been made to date related to the earn-out.  The maximum amount of contingent payments is $23.2 million.

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

We recognize rental revenue in accordance with ASC Topic 842, Leases.  In the event collectability of lease payments is not probable at the lease commencement date, we recognize revenue when payments are received.  We regularly evaluate the collectability of our lease receivables on a lease by lease basis.  The evaluation primarily consists of reviewing past due account balances and other factors such as the credit quality of the customer, historical trends of the customer and current economic conditions.  We suspend the recognition of rental revenue when the collectability of amounts due are no longer probable and record a direct write-off of the lease receivable to rental revenue.

Recent Accounting Pronouncements

Please refer to Note 1 to our consolidated financial statements contained in this Annual Report for a discussion of recent accounting pronouncements.

Management’s Current Outlook and Assumptions

As further discussed above, there remains uncertainties regarding the duration and to what extent the COVID-19 pandemic will ultimately impact the demand for our products and services or with our supply chain.

Regarding our Oil and Gas Markets business segment, prices for a barrel of WTI crude oil declined from over $100 in July 2014 to approximately $26 in February 2016, and have recovered to approximately $40 today.  With this substantial net decline in crude oil prices and the recent reduced global demand for oil and gas as a result of the COVID-19 pandemic, oil and gas exploration and production companies experienced a significant reduction in cash flows resulting in sharp reductions in their capital spending budgets for oil and gas exploration-focused activities including seismic data acquisition activities.  While we have experienced strong marine nodal rental activity in recent years including fiscal year 2020, the need for new seismic equipment, particularly land-based equipment, remains restrained due to our customers’ (i) limited capital resources, (ii) lack of visibility into future demand for their seismic services and (iii) in some cases, under-utilized legacy equipment.

Many of our land-based traditional seismic products can be damaged, destroyed or otherwise consumed during our customer’s field operations.  We expect fiscal year 2021 demand for our land-based traditional seismic products may increase slightly over fiscal year 2020 levels.

We believe our “GCL”, which is a new version of our land-based wireless data recorder, will be a market leader similar to our GSX wireless unit.  While it is uncertain what revenue impact the GCL will have during fiscal year 2021 in light of the tepid market demand for oil and gas seismic services and equipment, we expect our fiscal year 2021 land-based wireless product revenue to moderately exceed the levels we achieved in fiscal year 2020.

The vast majority of our oil and gas rental revenue in fiscal year 2020 was derived from short-term rentals of our OBX ocean-bottom recorder.  We believe our OBX rental revenue may decrease substantially in fiscal year 2021 primarily due to the expiration of several rental contracts in fiscal year 2020 and indications from a customer considering the purchase of a substantial quantity of OBX units currently being rented, in addition to the consequences of the COVID-19 pandemic.  Although we anticipate more rental contracts for our OBX equipment will be entered into in fiscal year 2021, we can make no assurance in this regard.

We believe that fiscal year 2021 revenue from our oil and gas reservoir products, and principally our borehole tools and services, to increase slightly over fiscal year 2020 levels.  In the fourth quarter of fiscal year 2020, we received a request from a major oil and gas producer to propose on the manufacture of a large-scale seabed PRM system.  We are in the process of responding to this request and we believe the potential customer will grant the award in the second or third quarter of fiscal year 2021.   If we are awarded the contract, revenue from this contract will most likely not be recognized until latter part of fiscal year 2021, if any; fiscal year 2022 and beyond.

We expect fiscal year 2021 revenue from our Adjacent Markets products to increase over fiscal year 2020 levels.  Demand for our adjacent markets products in fiscal year 2020 were negatively impacted by the COVID-19 pandemic.  Although we cannot accurately determine the impact the COVID-19 pandemic will have on our fiscal year 2021 revenue, we are optimistic that demand for both our industrial, imaging products and contract manufacturing services will increase in fiscal year 2021.

We expect fiscal year 2021 revenue from our Emerging Markets products to increase over fiscal year 2020 primarily as a result of the contract awarded to Quantum from the U.S. Customs and Border Protection U.S. Border Patrol to provide a technology solution to the Department of Homeland Security.  The Company expects most of the revenue from this contract will be recognized during the first six months of fiscal year 2021.

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

In connection with the preparation of this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our management, including the CEO and CFO, as of September 30, 2020 of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective as of September 30, 2020.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2020.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework (2013).  Based on this assessment, our management concluded that, as of September 30, 2020, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Control Over Financial Reporting

We previously reported a material weakness in our internal control over financial reporting.  As of June 30, 2020 we did not maintain effective controls relating to our adoption of ASC 842 Leases.   In our financial statements for the first quarter ended December 31, 2019 we determined that the collection of future operating lease revenue from one of our customers was less than probable while the operating lease receivable was not impaired.  In our second quarter ended March 31, 2020, we determined the operating lease receivable was impaired and recorded a charge to bad debt expense to reflect the impairment.  In accordance with the guidance of ASC 842, when collectability of the future payments is not deemed probable, lease revenue is limited to cash received while any existing operating lease receivables are immediately charged-off through rental revenue.

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

To remediate the material weakness described above, we have designed and implemented a quarterly control to capture all new accounting pronouncements, and when determined necessary, will seek outside technical assistance to enhance our understanding and application of these new pronouncements.

We believe that this measure remediates the material weakness identified and strengthens our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is contained in our definitive Proxy Statement to be distributed within 120 days of September 30, 2020 in connection with our 2021 Annual Meeting of Stockholders under the captions “Election of Directors,” “Executive Officers and Compensation,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item is contained in our definitive Proxy Statement to be distributed within 120 days of September 30, 2020 in connection with our 2021 Annual Meeting of Stockholders under the caption “Executive Officers and Compensation” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is contained in our definitive Proxy Statement to be distributed within 120 days of September 30, 2020 in connection with our 2021 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference, and in Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” contained in Part II hereof.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item is contained in our definitive Proxy Statement to be distributed within 120 days of September 30, 2020 in connection with our 2021 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item is contained in our definitive Proxy Statement to be distributed within 120 days of September 30, 2020 in connection with our 2021 Annual Meeting of Stockholders under the caption “Independent Public Accountants” and is incorporated herein by reference.

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

10.5	Geospace Technologies Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed on December 11, 2013).*

10.6	Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-8 filed May 21, 2014).*

10.7	Form of Employee Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 26, 2018).*

Exhibit Number	Description of Documents

10.8	Form of Employee Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Form S-8 filed May 21, 2014).*

10.9	Form of Employee Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Form S-8 filed May 21, 2014).*

10.10	Form of Performance Option Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 20, 2015).*

10.11	Form of Consultant Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Form S-8 filed May 21, 2014).*

10.12	Form of Consultant Stock Option Award Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Form S-8 filed May 21, 2014).*

10.13	Form of Director Stock Option Award Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Form S-8 filed May 21, 2014).*

10.14	Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s Form S-8 filed May 21, 2014).*

10.15	Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed May 3, 2019).*

10.16	Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 26, 2018).*

10.17	Form of Amended and Restated Indemnity Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 26, 2015).*

10.18

Geospace Technologies Corporation Annual Bonus Program (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2017 filed December 1, 2017).*

10.19

First Amendment effective October 1, 2008 to Employment Agreement dated as of August 1, 1997, between the Company and Michael J.  Sheen (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, filed February 5, 2010).*

10.20

Loan Agreement dated September 27, 2013 among Geospace Technologies Corporation, as borrower, certain subsidiaries of Geospace Technologies Corporation, as guarantors, and Frost Bank, as lender (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed October 1, 2013).

10.21

First Amendment to Loan Agreement effective September 27, 2013 among Geospace Technologies Corporation, as borrower, certain subsidiaries of Geospace Technologies Corporation, as guarantors, and Frost Bank, as lender (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed December 18, 2013).

10.22

Second Amendment to the Loan Agreement effective May 4, 2015 by and between Geospace Technologies Corporation as borrower, certain subsidiaries of Geospace Technologies Corporation, as guarantors, and Frost Bank, as lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed May 8, 2015).

10.23

Third Amendment to the Loan Agreement effective May 9, 2017 by and between Geospace Technologies Corporation as borrower, certain subsidiaries of Geospace Technologies Corporation, as guarantors, and Frost Bank, as lender (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2018 filed December 1, 2017).

10.24

Fourth Amendment to Loan Agreement dated October 25, 2017 among Geospace Technologies Corporation, as borrower, certain subsidiaries of Geospace Technologies Corporation, as guarantors, and Frost Bank, as lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 27, 2017).

10.25

Fifth Amendment to Loan Agreement dated November 9, 2018 among Geospace Technologies Corporation, as borrower, certain subsidiaries of Geospace Technologies Corporation, as guarantors, and Frost Bank, as lender (incorporated by reference to Exhibit 10.1 to the Registrants Current Report on Form 8-K filed November 13, 2018).

Exhibit Number	Description of Documents

10.26

Sixth Amendment to Loan Agreement dated March 29, 2019 among Geospace Technologies Corporation, as borrower, certain subsidiaries of Geospace Technologies Corporation, as guarantors, and Frost Bank, as lender (incorporated by reference to Exhibit 10.1 to the Registrants Current Report on Form 8-K filed March 29, 2019).

10.27

Seventh Amendment to Loan Agreement dated November 15, 2019 among Geospace Technologies Corporation, as borrower, certain subsidiaries of Geospace Technologies Corporation, as guarantors, and Frost Bank, as lender (incorporated by reference to Exhibit 10.1 to the Registrants Current Report on Form 8-K filed November 18, 2019, File No.: 001-13601).

10.28

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

10.31

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

101

The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets as of September 30, 2020 and September 30, 2019, (ii) the Consolidated Statements of Operations for the years ended September 30, 2020 and 2019, (iii) the Consolidated Statements of Comprehensive Loss for the years ended September 30, 2020 and 2019, (iv) the Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2020 and 2019, (v) the Consolidated Statements of Cash Flows for the years ended September 30, 2020 and 2019 and (vi) Notes to Consolidated Financial Statements.**

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020 formatted in Inline XBRL. **

*	This exhibit is a management contract or a compensatory plan or arrangement.
**	Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOSPACE TECHNOLOGIES CORPORATION

By:	/s/ WALTER R. WHEELER
Walter R. Wheeler, Director, President and Chief Executive Officer
November 20, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WALTER R. WHEELER	Director, President and Chief Executive Officer	November 20, 2020
Walter R. Wheeler	(Principal Executive Officer)

/s/ ROBERT L. CURDA	Vice President, Chief Financial Officer and Secretary	November 20, 2020
Robert L. Curda	(Principal Financial Officer and Principal Accounting Officer)

/s/ GARY D. OWENS	Chairman of the Board	November 20, 2020
Gary D. Owens

/s/ THOMAS L. DAVIS	Director	November 20, 2020
Thomas L. Davis
/s/ EDGAR R. GIESINGER, JR.	Director	November 20, 2020
Edgar R. Giesinger, Jr.
/s/ TINA M. LANGTRY	Director	November 20, 2020
Tina M. Langtry
/s/ RICHARD F. MILES	Director	November 20, 2020
Richard F. Miles
/s/ MICHAEL J. SHEEN	Director	November 20, 2020
Michael J. Sheen

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Geospace Technologies Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Geospace Technologies Corporation and its subsidiaries (the Company) as of September 30, 2020 and 2019, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Houston, Texas

November 20, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Geospace Technologies Corporation

Our audits of the consolidated financial statements referred to in our report dated November 20, 2020, (included elsewhere in this Annual Report on Form 10-K) also included the financial statement schedule of Geospace Technologies Corporation and its subsidiaries, listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of Geospace Technologies Corporation's management. Our responsibility is to express an opinion based on our audits of the consolidated financial statements.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ RSM US LLP

Houston, Texas

November 20, 2020

    Geospace Technologies Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share amounts)

	AS OF SEPTEMBER 30,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$32,686	$18,925
Trade accounts and financing receivables, net of allowance of $496 and $951	13,778	27,426
Inventories, net	16,933	23,855
Property held for sale	587	—
Prepaid expenses and other current assets	953	1,008
Total current assets	64,937	71,214

Non-current financing receivables	—	184
Non-current inventories, net	16,930	21,524
Rental equipment, net	54,317	62,062
Property, plant and equipment, net	29,874	31,474
Goodwill	4,337	5,008
Other intangible assets, net	8,331	10,063
Deferred cost of revenue and other assets	8,119	479
Total assets	$186,845	$202,008

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable trade	$1,593	$4,051
Deferred revenue and other liabilities	8,753	9,119
Total current liabilities	10,346	13,170

Contingent consideration	10,962	9,940
Non-current deferred revenue and other liabilities	4,567	51
Total liabilities	25,875	23,161

Commitments and contingencies (Note 20)

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 13,670,639 and 13,630,666 shares issued and outstanding	137	136
Additional paid-in capital	90,965	88,660
Retained earnings	86,566	105,808
Accumulated other comprehensive loss	(16,698)	(15,757)
Total stockholders’ equity	160,970	178,847
Total liabilities and stockholders’ equity	$186,845	$202,008

The accompanying notes are an integral part of the consolidated financial statements.

Geospace Technologies Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	YEAR ENDED SEPTEMBER 30,
	2020	2019
Revenue:
Products	$34,136	$45,847
Rental equipment	53,699	49,962
Total revenue	87,835	95,809
Cost of revenue:
Products	39,970	46,059
Rental equipment	24,433	18,322
Total cost of revenue	64,403	64,381

Gross profit	23,432	31,428

Operating expenses:
Selling, general and administrative	23,068	23,626
Research and development	16,569	15,495
Goodwill impairment	671	—
Change in estimated fair value of contingent consideration	1,100	(2,115)
Bad debt expense	63	436
Total operating expenses	41,471	37,442

Gain on disposal of property	—	7,047

Income (loss) from operations	(18,039)	1,033

Other income (expense):
Interest expense	(38)	(99)
Interest income	1,102	1,308
Foreign exchange gains, net	491	241
Other, net	(109)	(212)
Total other income, net	1,446	1,238

Income (loss) before income taxes	(16,593)	2,271
Income tax expense	2,649	2,417
Net loss	$(19,242)	$(146)

Loss per common share:
Basic	$(1.42)	$(0.01)
Diluted	$(1.42)	$(0.01)

Weighted average common shares outstanding:
Basic	13,525,179	13,388,626
Diluted	13,525,179	13,388,626

The accompanying notes are an integral part of the consolidated financial statements.

Geospace Technologies Corporation and Subsidiaries

Consolidated Statements of Comprehensive Loss

(In thousands)

	YEAR ENDED SEPTEMBER 30,
	2020	2019
Net loss	$(19,242)	$(146)
Other comprehensive income (loss):
Change in unrealized gains on available-for-sale securities, net of tax	—	82
Foreign currency translation adjustments	(941)	(220)
Other comprehensive loss	(941)	(138)
Total comprehensive loss	$(20,183)	$(284)

The accompanying notes are an integral part of the consolidated financial statements.

Geospace Technologies Corporation and Subsidiaries

Consolidated Statement of Stockholders’ Equity

For the years ended September 30, 2020 and 2019

(In thousands, except share amounts)

	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Total
Balance at October 1, 2018	13,600,541	$136	$86,116	$105,954	$(15,619)	$176,587

Net loss	—	—	—	(146)	—	(146)
Other comprehensive loss	—	—	—	—	(138)	(138)
Issuance of restricted stock	8,000	—	—	—	—	—
Forfeiture of restricted stock	(2,875)	—	—	—	—	—
Issuance of common stock pursuant to the vesting of restricted stock units	500	—	—	—	—	—
Issuance of common stock pursuant to exercise of options	24,500	—	215	—	—	215
Stock-based compensation	0	—	2,329	—	—	2,329
Balance at September 30, 2019	13,630,666	136	88,660	105,808	(15,757)	178,847

Net loss	—	—	—	(19,242)	—	(19,242)
Other comprehensive loss	—	—	—	—	(941)	(941)
Issuance of common stock pursuant to the vesting of restricted stock units	41,723	1	—	—	—	1
Forfeiture of restricted stock	(1,750)	—	—	—	—	—
Stock-based compensation	—	—	2,305	—	—	2,305
Balance at September 30, 2020	13,670,639	$137	$90,965	$86,566	$(16,698)	$160,970

The accompanying notes are an integral part of the consolidated financial statements.

Geospace Technologies Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	YEAR ENDED SEPTEMBER 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(19,242)	$(146)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income tax expense	181	16
Rental equipment depreciation	17,945	13,713
Property, plant and equipment depreciation	4,016	3,965
Amortization of other intangible assets	1,732	1,661
Goodwill impairment expense	671	—
Amortization of premiums on short-term investments	—	(9)
Stock-based compensation expense	2,305	2,329
Bad debt expense	63	436
Inventory obsolescence expense	4,726	4,614
Change in estimate of collectability of rental revenue	7,993	—
Change in estimated fair value of contingent consideration	1,100	(2,115)
Gross profit from sale of used rental equipment	(743)	(652)
Gain on disposal of property	—	(7,047)
Gain on disposal of equipment	(116)	(100)
Realized loss on short-term investments	—	66
Effects of changes in operating assets and liabilities:
Trade accounts and other receivables	2,482	(9,159)
Inventories	5	(1,865)
Deferred cost of revenue and other assets	(7,786)	343
Accounts payable trade	(2,453)	(44)
Deferred revenue and other liabilities	5,243	(377)
Net cash provided by operating activities	18,122	5,629

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,916)	(1,936)
Investment in rental equipment	(5,487)	(34,070)
Proceeds from the sale of property	—	8,265
Proceeds from the sale of equipment	204	142
Proceeds from the sale of used rental equipment	4,149	4,856
Proceeds from the sale of short-term investments	—	25,606
Business acquisition, net of acquired cash	—	(1,819)
Payments for damages related to insurance claim	—	(650)
Proceeds from insurance claim	—	1,166
Net cash (used in) provided by investing activities	(4,050)	1,560

Cash flows from financing activities:
Payments on contingent consideration	(78)	—
Proceeds from exercise of stock options and other	—	215
Net cash provided by (used in) financing activities	(78)	215

Effect of exchange rate changes on cash	(233)	(413)
Increase in cash and cash equivalents	13,761	6,991
Cash and cash equivalents, beginning of fiscal year	18,925	11,934
Cash and cash equivalents, end of fiscal year	$32,686	$18,925

The accompanying notes are an integral part of the consolidated financial statements.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies:

The Company

Geospace Technologies Corporation (“Geospace”) designs and manufactures instruments and equipment used by the oil and gas industry to acquire seismic data in order to locate, characterize and monitor hydrocarbon producing reservoirs.  Geospace also designs and manufactures Adjacent Markets products including industrial products, imaging equipment, and provides contract manufacturing services, and Emerging Market products consisting of border and perimeter security products.  Geospace and its subsidiaries are referred to collectively as the “Company”.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The Company considers many factors in selecting appropriate operational and financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements.  The Company continually evaluates its estimates, including those related to bad debt reserves, collectability of rental revenue, inventory obsolescence reserves, self-insurance reserves, product warranty reserves, useful lives of long-lived assets, impairment of long-lived assets and intangible assets, contingent consideration, investment in debt security and deferred income tax assets.  The Company bases its estimates on historical experience and various other factors that are believed to be reasonable under the circumstances.  While management believes current estimates are reasonable and appropriate, actual results may differ from these estimates under different conditions or assumptions.

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with an original or remaining maturity at the time of purchase of three months or less to be cash equivalents.  At September 30, 2020 cash and cash equivalents included $5.8 million held by the Company’s foreign subsidiaries and branch offices.  If the Company were to repatriate the cash held by its foreign subsidiaries, it could be required to accrue and pay taxes on any amount repatriated.  The Tax Cut and Jobs Act (“2017 Tax Act”) creates new taxes on certain foreign earnings and also requires entities to pay a one-time transition tax on undistributed earnings of their foreign subsidiaries which were previously tax deferred.  The Company has determined it is not required to pay transition tax on the undistributed earnings of its foreign subsidiaries since it had no accumulated foreign earnings on a consolidated basis.

Concentrations of Credit and Supplier Risk

The Company maintains its cash in bank deposit accounts that, at times, exceed federally insured limits.  Management of the Company believes that the financial strength of the financial institutions holding such deposits minimizes the credit risk of such deposits.

The Company sells products to customers throughout the United States and various foreign countries.  The Company’s normal credit terms for trade receivables are 30 days.  In certain situations, credit terms may be extended to 60 days or longer.  The Company performs ongoing credit evaluations of its customers and generally does not require collateral for its trade receivables.  Additionally, the Company provides long-term financing in the form of promissory notes and sales-type leases when competitive conditions require such financing.  In such cases, the Company may require collateral.  Allowances are recognized for potential credit losses.  One customer comprised 48.2% of the Company’s revenue during fiscal year 2020.  At September 30, 2020, the Company had trade account receivables due from this customer of $7.3 million.  Two customers comprised 25.2% and 19.7%, of the

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Company’s  revenue during fiscal year 2019. At September 30, 2019, the Company had trade account receivables due from these two customers of $12.1 million and $6.7 million, respectively.

    Certain models of the Company’s oil and gas marine wireless products require a timing device it purchases from a United States manufacturer.  The Company currently does not possess the ability to manufacture this component and has no other reliable source for this device.  If this manufacturer were to discontinue its production of this timing device, were to become unwilling to contract with the Company on competitive terms or were unable to supply the component in sufficient quantities to meet its requirements, the Company’s ability to compete in the marine wireless marketplace could be impaired, which could adversely affect its financial performance.  Product sales requiring this device accounted for approximately 2% of the Company’s revenue during fiscal year 2020.

The Company purchases all of its thermal film from one manufacturer for its imaging products.  Except for the film sold to the Company by this manufacturer, the Company knows of no other source for thermal film that performs as well in its imaging equipment.  If the manufacturer were to discontinue producing thermal film, were to become unwilling to contract with the Company on competitive terms or were unable to supply thermal film in sufficient quantities to meet its requirements, the Company’s ability to compete in the direct thermal imaging marketplace could be impaired, which could adversely affect its financial performance.  Thermal film sales represented approximately 8% of the Company’s revenue in fiscal year 2020.

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

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Goodwill

The Company conducts its evaluation of goodwill at the reporting unit level on an annual basis as of September 30 and more frequently if events or circumstances indicate that the carrying value of a reporting unit exceeds its fair value.  The guidance on the testing of goodwill for impairment provides the option to first assess qualitative factors to determine if the fair value of a reporting unit exceeds its carrying amount. If, based on the qualitative assessment of events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is more than its carrying amount then it is not necessary to perform a quantitative assessment. However, if an entity concludes otherwise, then a quantitative assessment must be performed.  If, based on the quantitative assessment, the Company determines that the fair value of a reporting unit is less that its carrying amount, a goodwill impairment is recognized equal to the difference between the carrying amount of the reporting unit and its fair value, not to exceed the carrying amount of the goodwill.

At September 30, 2020, the Company assessed the goodwill associated with both its Oil and Gas Markets and Emerging Markets reporting units for impairment.  The assessment primarily utilized an income approach based on discounted cash flows.  As a result of the assessment, the Company determined that the fair market value of its Oil and Gas Markets reporting unit was less than its carrying amount and recorded an impairment charge of $0.7 million for the goodwill associated with this reporting unit.  No impairment was indicated on the goodwill associated with its Emerging Markets reporting unit.  The Company has no goodwill associated with its Adjacent Markets reporting unit.

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

Contingent Consideration

The Company established earn-out liabilities in connection with its business acquisitions in fiscal year 2018 and 2019.  The Company engaged the services of a valuation firm to measure the initial fair value of the earn-out liabilities as of the acquisition date for each business.  The valuation technique used to measure the fair value of the liability was derived from models utilizing market observable inputs.  The Company reviews the fair value of its contingent earn-out liabilities on a quarterly basis.  Adjustments to the liabilities, if any, are included as a component of earnings in the consolidated statements of operations.  See Note 20 to these consolidated financial statements for additional information.

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

Changes in the product warranty reserve are reflected in the following table (in thousands):

Balance at October 1, 2018	$688
Accruals for warranties issued during the year	386
Settlements made (in cash or in kind) during the year	(845)
Balance at September 30, 2019	229
Accruals for warranties issued during the year	790
Settlements made (in cash or in kind) during the year	(761)
Balance at September 30, 2020	$258

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

Foreign Currency Gains and Losses

The assets and liabilities of the Company’s foreign subsidiaries and branch offices that have a foreign currency as their functional currency have been translated into U.S. dollars using the exchange rates in effect at the balance sheet date.  Results of operations have been translated using the average exchange rates during the year.  Resulting translation adjustments have been recorded as a component of accumulated other comprehensive loss in stockholders’ equity.  Foreign currency transaction gains and losses are included in the statements of operations as they occur.  Transaction gains and losses on intra-entity foreign currency transactions and balances, including advances and demand notes payable on which settlement is not planned or anticipated in the foreseeable future, are recorded in “accumulated other comprehensive loss” on our consolidated balance sheets.

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

The Company classifies interest and penalties associated with the payment of income taxes, if any, in the Other Income (Expense) section of its consolidated statements of operations.  The Company incurred no interest or penalties for the fiscal years ended September 30, 2020 and 2019.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued guidance requiring a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months.  The recognition, measurement and presentation of expense and cash flows arising from a lease by a lessee primarily will depend on its classification of the lease as a finance or operating lease.  However, unlike prior guidance, which requires only capital leases to be recognized on the balance sheet, the new guidance requires operating leases of the lessee to be recognized on the balance sheet if the operating lease term is more than 12 months.  The guidance also requires lessors to write-off any lease receivables when assessment of collectability of future lease payments is not probable and the write-off be recorded as a reduction of lease income as opposed to bad debt expense.

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

In January 2017, the FASB issued guidance simplifying the current two-step goodwill impairment test by eliminating Step 2 of the test.  The guidance requires a one-step impairment test in which an entity compares the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any.  This guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, and should be applied on a prospective basis.  Early adoption is permitted for the interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted this guidance on July 1, 2020.  The adoption of this guidance was considered in our September 2020 goodwill impairment assessment.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Recently Issued Accounting Pronouncements

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

In December 2019, the FASB issued guidance on simplifying the accounting for income taxes.  The guidance eliminates certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020.  Certain amendments within the guidance are required to be applied on a retrospective basis for all periods presented; others are to be applied using a modified retrospective approach with a cumulative-effect adjustment to retained earnings, if any, as of the beginning of the first reporting period in which the guidance is adopted; and yet others are to be applied using either basis. All other amendments not specified in the guidance should be applied on a prospective basis. Early adoption is permitted. An entity that elects to early adopt in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. The Company intends to adopt this standard during the first quarter of its fiscal year ending September 30, 2022 and is currently evaluating the new guidance to determine the impact it will have on its condensed consolidated financial statements.

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

The Company also generates revenue from short-term rentals under operating leases of its manufactured products.  Rental revenue is recognized as earned over the rental period if collectability of the rent is probable.  Rentals of the Company’s equipment generally range from daily rentals to minimum rental periods of up to six months or longer.  The Company has determined that ASC 606 does not apply to rental contracts, which are within the scope of ASC Topic 842, Leases.

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

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The Company has elected to treat shipping and handling activities in a sales transaction after the customer obtains control of the good as a fulfillment cost and not as a promised good service.  Accordingly, fulfillment costs related to the shipping and handling of goods are accrued at the time of shipment.  Amounts billed to a customer in a sales transaction related to reimbursable shipping and handling costs are included in revenue and the associated costs incurred by the Company for reimbursable shipping and handling expenses are reported in cost of sales. The Company incurred shipping and handling expenses of $0.3 million and $0.5 million, respectively, for the fiscal years ended September 30, 2020 and 2019, respectively.

During the second quarter of fiscal year 2020, the Company partially financed a $12.5 million product sale by entering into a $10.0 million promissory note with the customer.  The note is for a three-year term with monthly principal and interest payments of $0.3 million.  Due to the financial condition of the customer, the Company has concerns over the probable collectability of the promissory note.  As a result, the Company has not recognized any revenue or cost of revenue on the product sale. The Company has received payments from the customer totaling $4.6 million (exclusive of interest) as of September 30, 2020 related to the product sale, which is reflected on the Company’s consolidated balance sheet as non-current deferred revenue. Management does not intend to recognize revenue and cost of revenue from the sale until it becomes probable that the customer will satisfy its financial obligation to the Company.

During the third quarter of fiscal year 2020, the Company was awarded a $10.7 million contract (inclusive of a subsequent contract amendment of $0.3 million) with the U.S. Customs and Border Protection U.S. Border Patrol to provide a technology solution to the Department of Homeland Security. Revenue recognized under the contract for fiscal year 2020 was $0.3 million.  Unrecognized revenue for unsatisfied performance obligations on this contract at September 30, 2020 was $10.4 million.  The Company anticipates the majority of the revenue on the remaining performance obligation on this contract will be recognized in fiscal year 2021. Unsatisfied performance obligations on all other contracts held by the Company at September 30, 2020 had an original duration of one year or less.

At September 30, 2020 and September 30, 2019, the Company had deferred contract liabilities of $0.2 million and zero, respectively, included as a component of deferred revenue.  The Company had no deferred contract costs at September 30, 2020 and September 30, 2019.   During fiscal year 2020, the Company recognized no revenue or cost of revenue from deferred contract liabilities or deferred contract costs.  During the fiscal year ended September 30, 2019, the Company recognized revenue of $0.2 million from deferred contract liabilities and cost of revenue of $27,000 from deferred contract costs.

    For each of the Company’s operating segments, the following table presents revenue only from the sale of products and the performance of services under contracts with customers (in thousands).  The table excludes all revenue earned from rental contracts.

	YEAR ENDED SEPTEMBER 30,
	2020	2019
Oil and Gas Markets Product and Services Revenue:
Traditional exploration	$5,849	$8,712
Wireless exploration	1,421	4,362
Reservoir	805	2,554
Total revenue	8,075	15,628

Adjacent Markets Product and Services Revenue:
Industrial	15,622	18,324
Imaging	9,705	11,736
Total revenue	25,327	30,060

Emerging Markets Product and Services Revenue:
Revenue	734	159

Total	$34,136	$45,847

See Note 22 for more information on the Company’s operating segments.

For each of the geographic areas where the Company operates, the following table presents revenue (in thousands) from the sale of products and services under contracts with customers.  The table excludes all revenue earned from rental contracts:

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

	YEAR ENDED SEPTEMBER 30,
	2020	2019
Asia	$3,613	$6,025
Canada	2,054	2,558
Europe	4,813	6,569
United States	22,294	28,763
Other	1,362	1,932
	$34,136	$45,847

Revenue is attributable to countries based on the ultimate destination of the product sold, if known.  If the ultimate destination is not known, revenue is attributable to countries based on the geographic location of the initial shipment.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

In connection with the OptoSeis® acquisition, the Company recorded goodwill of $0.7 million (deductible for tax purposes), other intangible assets of $3.7 million, fixed assets of $1.7 million and established an initial contingent earn-out liability of $4.3 million.

Legal costs of $0.2 million related to the OptoSeis® acquisition are included in selling, general and administrative expenses for the fiscal year ended September 30, 2019.

For the fiscal year ended September 30, 2019, the estimated fair value of the acquired OptoSeis® assets was revised, including a $1.8 million addition to machinery and equipment, which was offset by a $1.0 million decrease in goodwill and a $0.8 million decrease in other intangible assets.

4.  Investment in Debt Security

On July 13, 2020, the Company received an interest in a senior secured bond issued from an international seismic marine customer.  The Company’s interest in the bond, which has a face value of $13.0 million, was received in exchange for $13.0 million of unpaid invoices and later fees owed by the customer.   The bond is secured by a third in line lien on the assets owned by the customer and has an 8% interest rate with bi-annual interest and possible principal payments based on available excess cash flows.  Interest payments can be made either in cash or in-kind payments in the form of additional debt security.  In-kind interest payments require an 8.8% interest rate.  The bond matures July 13, 2022.  The bond is listed on the Oslo Alternative Bond Market; however, the actual marketability is unknown at this time.

As of September 30, 2020, the Company performed a fair value assessment of the investment to determine the bond’s initial carrying amount.  In accordance with ASC 825, “Fair Value Instruments”, the Company has determined that the investment is a Level 3 primarily due to its current unknown marketability.  Because of the distressed financial condition of the customer, the Company believes the fair value of the bond is nominal. The Company has classified the investment as a held-to-maturity security.

5. Derivative Financial Instruments

At September 30, 2020 and 2019, the Company’s Canadian subsidiary had CAN$3.4 million and CAN$9.3 million, respectively, of Canadian dollar denominated intercompany accounts payable owed to one of the Company’s U.S subsidiaries.  In order to mitigate its exposure to movements in foreign currency rates between the U.S. dollar and Canadian dollar, the Company routinely enters into foreign currency forward contracts to hedge a portion of its exposure to changes in the value of the Canadian dollar.  At September 30, 2019, the Company had a short-term hedge contract of CAN$7.0 million  with a United States bank to reduce the impact on cash flows from movements in the Canadian dollar/U.S. dollar currency exchange rate, which was not designated as a hedge for accounting purposes.  The Company had no hedge contracts at September 30, 2020.

The following table summarizes the gross fair value of all derivative instruments, which are not designated as hedging instruments and their location in the consolidated balance sheets (in thousands):

Derivative Instrument	Location	AS OF SEPTEMBER 30,
		2020	2019
Foreign Currency Forward Contracts	Accrued Expenses and Other Current Liabilities	$—	$4

The following table summarizes the impact of the Company’s derivatives on the consolidated statements of operations (in thousands):

		YEAR ENDED SEPTEMBER 30,
Derivative Instrument	Location	2020	2019
Foreign Currency Forward Contracts	Other Income (Expense)	$154	$552

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Amounts in the above table include realized and unrealized derivative gains and losses.

6. Fair Value of Financial Instruments

The Company’s financial instruments generally included cash and cash equivalents, an investment in debt security, a foreign currency forward contract, trade and financing receivables and accounts payable.  Due to the short-term maturities of cash and cash equivalents, trade and financing receivables and accounts payable, the carrying amounts approximate fair value on the respective balance sheet dates.  The valuation technique used to measure the fair value of the contingent consideration and investment in debt security was derived from models utilizing market observable inputs.

The Company measures its contingent consideration and foreign currency forward contracts at fair value on a recurring basis.

The following tables present the fair value of the Company’s contingent consideration and foreign currency forward contract by valuation hierarchy and input (in thousands):

	AS OF SEPTEMBER 30, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)	Totals
Contingent consideration	$—	$—	$(10,962)	$(10,962)

	AS OF SEPTEMBER 30, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)	Totals
Contingent consideration	$—	$—	$(9,940)	$(9,940)
Foreign currency forward contract	—	(4)	—	(4)
Total	$—	$(4)	$(9,940)	$(9,944)

Assets and Liabilities Measured on a Nonrecurring Basis

The measurements utilized to determine the implied fair value of the Company’s long-lived assets as of September 30, 2020 represented significant unobservable inputs (Level 3).

The following table summarizes changes in the fair value of the Company’s Level 3 financial instruments for the fiscal years ended September 30, 2019 and 2020:

Balance at October 1, 2018	$7,713
Business acquisition	4,342
Fair value adjustments	(2,115)
Balance at September 30, 2019	9,940
Fair value adjustments	1,100
Payment of contingent consideration	(78)
Balance at September 30, 2020	$10,962

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Adjustments to the fair value of the contingent consideration are based on Monte Carlo simulations utilizing inputs which include market comparable information and management assessments regarding potential future scenarios.  The Company believes its estimates and assumptions are reasonable, however, there is significant judgement involved.

7. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following (in thousands):

	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance at October 1, 2018	$(82)	$(15,537)	$(15,619)
Other comprehensive income (loss)	82	(220)	(138)
Balance at September 30, 2019	$—	(15,757)	(15,757)
Other comprehensive loss	—	(941)	(941)
Balance at September 30, 2020	$—	$(16,698)	$(16,698)

8. Accounts and Financing Receivables

Trade accounts receivable consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2020	2019
Trade accounts receivable	$14,090	$25,144
Allowance for doubtful accounts	(496)	(951)
	$13,594	$24,193

The allowance for doubtful accounts represents the Company’s best estimate of probable credit losses.  The Company determines the allowance based upon historical experience and a current review of its accounts receivable balances.  Accounts receivable balances are charged off against the allowance whenever it is probable that the receivable balance will not be recoverable.

The following table summarizes changes in the Company’s allowance for doubtful accounts for the fiscal year ended September 30, 2020 (in thousands):

Balance at October 1, 2019	$951
Bad debt expense, net of recoveries	63
Write-offs	(518)
Balance at September 30, 2020	$496

In fiscal year 2020, the Company entered into an agreement with an international seismic marine customer to transition $13.0 million of unpaid invoices and late fees into a senior secured bond having a face value of $13.0 million.  The bond was issued to the Company in July 2020.  The customer had rented a significant amount of marine nodal equipment from the Company.  The Company has experienced cash collection difficulties with this customer throughout fiscal year 2019 and through the third quarter of fiscal year 2020 due to the customer’s inability to generate sufficient cash flows to pay its obligations in a timely manner.  During fiscal year 2020, the Company recorded an $8.0 million reversal of an operating lease receivable resulting in an $8.0 million charge to rental revenue to reduce to zero the carrying value of an operating lease receivable owed by the customer.  During fiscal year 2020, the Company received cash payments of $8.1 million from this customer.  Since the inception of the lease during fiscal year 2018, the Company has received cash payments in excess of $24 million from this customer.  See Note 4 – Investment in Debt Security for more information on the Company’s senior secured bond.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Financing receivables are reflected in the following table (in thousands):

	AS OF SEPTEMBER 30,
	2020	2019
Promissory notes	$184	$780
Sales-type lease	—	2,692
Total financing receivables	184	3,472
Unearned income:
Sales-type lease	—	(55)
Total unearned income	—	(55)
Total financing receivables, net of unearned income	184	3,417
Less current portion	(184)	(3,233)
Non-current financing receivables	$—	$184

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

During the second quarter of fiscal year 2020, the Company partially financed a $12.5 million product sale by entering into a $10.0 million secured promissory note with a customer.  The note has a three-year term and bears interest at 7% per year.   Principal and interest payments of $0.3 million are due monthly until maturity.  Due to the financial condition of the customer, the note receivable is not reflected on the Company’s consolidated balance sheet due to collectability concerns.  See Note 2 for more information on this matter.

The Company entered into a sales-type lease in September 2017 resulting from the sale of rental equipment.  The sales-type lease had a term of three years.  At September 30, 2020, the Company had received all payment obligations required under the lease and ownership of equipment was transferred to the lessee.

9. Inventories

Inventories consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2020	2019
Finished goods	$20,798	$17,967
Work in process	984	3,681
Raw materials	47,041	55,781
Obsolescence reserve	(34,960)	(32,050)
	33,863	45,379
Less current portion	16,933	23,855
Non-current portion	$16,930	$21,524

Inventory obsolescence expense totaled approximately $4.7 million and $4.6 million during fiscal years 2020 and 2019, respectively.  Raw materials include semi-finished goods and component parts that totaled approximately $24.3 million and $25.2  million at September 30, 2020 and 2019, respectively.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

10. Leases

As Lessee

The Company has elected not to record operating right-of-use assets or operating lease liabilities on its consolidated balance sheet for leases having a minimum term of 12 months or less.  Such leases are expensed on a straight-line basis over the lease term.  The Company has one operating right-of use asset related to a leased facility in Austin, Texas.  The lease commenced in May 2019 and is for a two-year term. The operating right-of-use asset had a balance of $0.1 million as of September 30, 2020

Future minimum lease payments related to the operating lease as of September 30, 2020 were as follows (in thousands):

For fiscal years ending September 30,
2021	$84
Less interest	(1)
$83

Supplemental cash flow information related to the operating leases is as follows (in thousands):

YEAR ENDED
SEPTEMBER 30, 2020
Cash paid for amounts included in the measurement of lease liability	$165
Right-of-use asset established upon adoption of ASC 842	219

As Lessor

The Company leases equipment to customers primarily for minimum terms of six months or less.  The majority of the Company’s rental revenue is generated from its marine-based wireless seismic data acquisition system.

All of the Company’s leasing arrangements as lessor are classified as operating leases except for one sales-type lease at September 30, 2019.  The Company had no sales-type leases at September 30, 2020.

The Company regularly evaluates the collectability of its lease receivables on a lease by lease basis.  The evaluation primarily consists of reviewing past due account balances and other factors such as the credit quality of the customer, historical trends of the customer and current economic conditions.  The Company suspends revenue recognition when the collectability of amounts due are no longer probable and concurrently records a direct write-off of the lease receivable to rental revenue to limit rental revenue recognized to the cash collections received.  As of September 30, 2020, the Company had lease receivables from customers, net of reserves, of $9.3 million.

Rental revenue for fiscal years 2020 and 2019 was $53.7 million and $50.0 million, respectively.

At September 30, 2020, the Company had no future minimum lease obligations due from its leasing customers as all equipment leased was on month-to-month terms.

Rental equipment consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2020	2019
Rental equipment, primarily wireless recording equipment	$114,783	$107,645
Accumulated depreciation and impairment	(60,466)	(45,583)
	$54,317	$62,062

Rental equipment depreciation expense was $17.9 million and $13.7 million in fiscal years 2020 and 2019, respectively.

11. Property, Plant and Equipment

The Company owns a property located in Bogotá, Colombia that it is marketing for sale.  The property was used for warehousing its rental equipment operations, product sales and service support to its customers in South America.  The property’s carrying value at September 30, 2020 was $0.6 million and has been reclassified from property, plant and equipment to property held for sale in the accompanying consolidated balance sheet as of September 30, 2020.  The Company believes the fair market value less

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

costs to sell of the property exceeds its carrying value and that the property will be sold within the next 12-months.  The property is unencumbered.  The Company continues to operate on a reduced scale in Colombia.

On August 1, 2019, the Company sold its real property located at 7334-7340 Gessner Road, Houston, Texas for a cash price of $8.3 million and realized a gain on disposal of property of $7.0 million.  The property was unencumbered.

Property, plant and equipment consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2020	2019
Land and land improvements	$7,703	$7,933
Building and building improvements	23,998	24,582
Machinery and equipment	55,359	54,760
Furniture and fixtures	1,368	1,376
Tools and molds	2,959	2,710
Construction in progress	1,431	512
Leasehold improvements	88	85
Transportation equipment	75	75
	92,981	92,033
Accumulated depreciation and impairment	(63,107)	(60,559)
	$29,874	$31,474

Property, plant and equipment depreciation expense was $4.0 million for each of the fiscal years ended September 30, 2020 and 2019.

12. Goodwill and Other Intangible Assets

In connection with the acquisition of Quantum in July 2018, the Company recorded goodwill of $4.3 million and other intangible assets of $8.2 million. The operations of Quantum represent the Company’s Emerging Markets reporting unit.

In connection with the November 2018 acquisition of all the intellectual property and related assets of the OptoSeis® fiber optic sensing technology business from PGS Americas, Inc., the Company recorded goodwill of $0.7 million and other intangible assets of $3.7 million.  The operations of OptoSeis® are included as a component of the Company’s Oil and Gas Markets reporting unit. Goodwill represents the excess cost of the businesses acquired over the fair market value of identifiable net assets at the dates of acquisition.

At September 30, 2020, the Company assessed the goodwill associated with both its Oil and Gas Markets and Emerging Markets reporting units for impairment. The fair value of the reporting units were estimated using the expected present value of future cash flows and judgements, recent industry multiples and using estimates, judgements and assumptions that management believes were appropriate under the circumstances. The estimates and judgments used in the assessment included multiples for EBITDA, the weighted average cost of capital, and the terminal growth rate. The Company determined the future cash flow and industry multiple analyses provided the best estimate of the fair value of its reporting units.  Key assumptions in the impairment analysis include revenue and EBITDA projections, discount rates, long-term growth rates, and the effective tax rate the Company determined to be appropriate. These estimates and projections can be unpredictable, particularly for Quantum as an emerging business.  The total Company’s estimate of reporting unit fair values was reconciled to its then market capitalization (based upon the stock market price) plus an estimated control premium.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

As a result of the assessment, the Company determined that the fair market value of its Oil and Gas Markets reporting unit was less than its carrying amount and recorded an impairment charge of $0.7 million for the entire goodwill associated with this reporting unit. The primary factors impacting the decrease in fair value of the Oil and Gas Markets reporting unit was the decline in current market conditions, including our share price, and the current outlook for sales and operating performance. No impairment was indicated on the goodwill associated with the Company’s Emerging Markets reporting unit.  The Company has no goodwill associated with its Adjacent Markets reporting unit.  Also see Note 1 to these consolidated financial statements.

As a result of these acquisitions, the Company’s consolidated goodwill and other intangible assets consisted of the following (in thousands):

	Weighted-Average Remaining Useful Lives (in years)	AS OF SEPTEMBER 30,
		2020	2019
Goodwill		$4,337	$5,008
Other intangible assets:
Developed technology	16.9	$5,918	$5,918
Customer relationships	2.9	3,900	3,900
Trade names	3.9	1,930	1,930
Non-compete agreements	3.0	170	170
Total other intangible assets	10.0	11,918	11,918
Accumulated amortization		(3,587)	(1,855)
		$8,331	$10,063

Other intangible assets amortization expense was $1.7 million in each of fiscal years 2020 and 2019, respectively.

As of September 30, 2020, future estimated amortization expense of other intangible assets is as follows (in thousands):

For fiscal years ending September 30,
2021	$1,732
2022	1,624
2023	714
2024	342
2025	329
Thereafter	3,590
$8,331

13. Long-Term Debt

The Company had no long-term debt outstanding at September 30, 2020 and 2019.

On March 2, 2011, the Company entered into a credit agreement with Frost Bank (the “Original Credit Agreement”).  The Original Credit Agreement has been amended periodically since 2011 (as so amended, the “Credit Agreement”).  In November 2018, the Company extended the maturity of the Credit Agreement from April 2019 to April 2020.  In March 2019, the Company entered into an amendment to the Credit Agreement that altered the unencumbered liquid assets covenant to (i) reduce the minimum threshold from $10 million to $5 million and (ii) include unencumbered assets held outside the United States.  The amendment also added another financial covenant that requires the Company to maintain a tangible net worth of not less than $140 million. Additionally, pursuant to the amendment, the Company’s principal place of business and the related real estate, located at 7007 Pinemont Drive, Houston, Texas was added as collateral securing its obligations under the credit agreement.  In November 2019, we further amended the credit agreement to (i) extend the maturity date from April 2020 to April 2022, (ii) increase the unencumbered liquid assets covenant threshold from $5 million to $10 million effective in the first quarter of fiscal year 2021, (iii) to increase the tangible net worth requirement from $140 million to $145 million in the first quarter of fiscal year 2021 and (iv) remove the requirement that we obtain the consent of Frost Bank prior to paying dividends or repurchasing stock so long as we are in compliance with the covenants

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

of the credit agreement.  Under the Credit Agreement, the Company can borrow up to $30.0 million with amounts available for borrowing determined by a borrowing base.  The borrowing base is determined based upon certain of the Company’s assets which include (i) 80% of certain accounts receivable plus (ii) 50% of certain notes receivable (such result not to exceed $10 million) plus (iii) 25% of certain inventories (such result not to exceed $20 million). Subject to the borrowing base calculation, as of September 30, 2020, the amount available for borrowing was $17.7 million.  Several of the Company’s domestic subsidiaries have guaranteed the obligations of the Company under the Credit Agreement and such subsidiaries have secured their obligations under such guarantees by the pledge of substantially all of the assets of such subsidiaries.  The Company is required to make monthly interest payments on borrowed funds.  The Credit Agreement limits the incurrence of additional indebtedness and contains other covenants customary in agreements of this type.  The interest rate for borrowings under the Credit Agreement is based on the Wall Street Journal prime rate, which was 3.25% at September 30, 2020.  At September 30, 2020, the Company was in compliance with all covenants under the Credit Agreement.

14. Deferred Revenue and Other Liabilities

Deferred revenue and other liabilities consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2020	2019
Deferred revenue	$6,245	$2,775
Compensated absences	1,818	1,603
Payroll	1,799	1,031
Property and sales taxes	1,364	1,972
Legal and professional fees	451	356
Medical claims	437	496
Product warranty	258	229
Income taxes	54	25
Other	894	683
	13,320	9,170
Less current portion	8,753	9,119
Non-current portion	$4,567	$51

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

15. Employee Benefits

The Company’s U.S. employees are participants in the Geospace Technologies Corporation’s Employee’s 401(k) Retirement Plan (the “Plan”), which covers substantially all eligible employees in the United States.  The Plan is a qualified salary reduction plan in which all eligible participants may elect to have a percentage of their compensation contributed to the Plan, subject to certain guidelines issued by the Internal Revenue Service.  The Company’s share of discretionary matching contributions was approximately $0.8 million and $0.9 million in fiscal years 2020 and 2019, respectively.

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

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

At September 30, 2020, an aggregate of 370,110 shares of common stock were available for issuance under the 2014 Plan.  No further awards of stock options may be made under the 1997 Plan.

The following table summarizes the combined activity under the equity incentive plans for the indicated periods:

	Number of Nonqualified Options Outstanding	Weighted Average Exercise Price per Share	Number of RSAs	Weighted Average Grant-date Fair Value per Share	Number of RSUs	Weighted Average Grant-date Fair Value per Unit
Outstanding at October 1, 2018	190,100	$17.81	327,225	$16.42	—	$—
Granted	—	—	8,000	14.59	161,800	15.11
Exercised	(24,500)	8.78	—	—	—	—
Forfeited	—	—	(2,875)	14.60	(24,010)	15.17
Vested	—	—	(111,938)	16.18	(500)	15.17
Outstanding at September 30, 2019	165,600	19.15	220,412	16.50	137,290	15.10
Granted	—	—	—	—	162,250	14.58
Exercised	—	—	—	—	—	—
Forfeited	(74,500)	21.34	(1,750)	17.55	(39,560)	14.78
Vested	—	—	(108,288)	16.32	(41,723)	14.81
Outstanding at September 30, 2020	91,100	$17.66	110,374	$16.66	218,257	$14.82

During fiscal years 2020 and 2019 the Company issued zero and  8,000 RSAs, respectively, to certain of its employees under the 2014 Plan, as amended.  The weighted average grant date fair value of each RSA issued for fiscal year 2019 was $14.59 per share.  The total grant date fair value of all RSAs issued for fiscal year 2019 was $0.1 million, which will be charged to expense over the next four years as the restrictions lapse.  Compensation expense for the RSAs was determined based on the closing market price of the Company’s stock on the date of grant applied to the total number of shares that are anticipated to fully vest.  Recipients of RSAs are entitled to vote such shares and are entitled to dividends, if paid.

During fiscal years 2020 and 2019, the Company issued 162,250 and 161,800 RSUs to certain of its employees, executive officers and directors under the 2014 Plan, as amended.  The RSUs issued include both time-based and performance-based vesting provisions.  The weighted average grant date fair value of each RSU issued for fiscal years 2020 and 2019 was $14.58 and $15.11 per unit.  The total grant date fair value of all RSUs issued for fiscal years 2020 and 2019 was $2.4 million and $2.4 million, respectively, which will be charged to expense over the next four years as the restrictions lapse.  Compensation expense for RSUs was determined based on the closing market price of the Company’s stock on the date of grant applied to the total number of units that are anticipated to fully vest.

All RSAs, RSUs and stock options outstanding at September 30, 2020 and 2019 were issued from the 2014 Plan. All remaining stock options outstanding were issued under the 2014 Plan.  All stock options outstanding are nonqualified options.

The total intrinsic value of the Company’s nonqualified stock options exercised during fiscal year 2019 was $0.1 million.  No nonqualified stock options were exercised during fiscal year 2020.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2020:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Term (in years)	Weighted Average Exercise Price	Intrinsic Value	Shares	Weighted Average Remaining Term (in years)	Weighted Average Exercise Price	Intrinsic Value
$14.87	52,300	5.1	$14.87	$—	—	—	$—	$—
$21.42	38,800	6.1	21.42	—	—	—	—	—
	91,100	5.5	$17.66	$—	—	—	—	$—

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The Company recognized $2.3 million of stock-based compensation expense for each of the fiscal years ended September 30, 2020 and 2019.  The Company accounts for forfeitures as they occur and records compensation costs under the assumption that the holder will complete the requisite service period.  As of September 30, 2020, the Company had unrecognized compensation expense of $0.9 million relating to RSAs which is expected to be recognized over a weighted average period of 1.2 years.  As of September 30, 2020, the Company had unrecognized compensation expense of $2.4 million relating to RSUs which is expected to be recognized over a weighted average period of 2.7 years.  The Company had no unrecognized compensation expense related to nonqualified stock option awards.

17. Income Taxes:

Components of income (loss) before income taxes were as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2020	2019
United States	$(14,109)	$4,105
Foreign	(2,484)	(1,834)
	$(16,593)	$2,271

The provision (benefit) for income taxes consisted of the following (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2020	2019
Current
Federal	$(4)	$(16)
Foreign	2,467	2,401
State	5	16
	2,468	2,401
Deferred:
Federal	—	—
Foreign	181	16
	181	16
	$2,649	$2,417

Actual income tax expense (benefit) differs from income tax expense computed by applying the U.S. statutory federal tax rate of 21% for each of the fiscal years ended September 30, 2020 and 2019 as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2020	2019
Expense (benefit) for U.S federal income tax at statutory rate	$(3,484)	$477
Effect of foreign income taxes	(64)	(101)
Research and experimentation tax credit	(1,201)	(812)
State income taxes, net of federal income tax benefit	(158)	(161)
Nondeductible expenses	63	105
Resolution of prior years’ tax matters	(7)	14
Change in valuation allowance	4,882	964
Impact on deferred taxes due to change in tax rate	196	—
Change in fair value of contingent consideration	214	(444)
Foreign income tax withholding	1,928	2,358
Disallowance of stock compensation adjustments in excess of book	255	31
Other items	25	(14)
	$2,649	$2,417
Effective tax rate	(16.0)%	106.4%

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The income tax expense for fiscal years 2020 and 2019 primarily reflects withholding tax on rental income earned in foreign jurisdictions.  The Company is currently unable to record any tax benefits for its tax losses in the U.S. and Canada due to the uncertainty surrounding its ability to utilize such losses in the future to offset taxable income.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s net deferred income tax asset were as follows (in thousands):

	AS OF SEPTEMBER 30, 2020			AS OF SEPTEMBER 30, 2019
	U.S.	Non U.S.	Total	U.S.	Non U.S.	Total
Deferred income tax assets:
Allowance for doubtful accounts	$2,813	$3	$2,816	$189	$3	$192
Inventories	7,809	33	7,842	7,652	79	7,731
Loss and tax credit carry-forwards	17,431	4,596	22,027	18,156	4,221	22,377
Stock-based compensation	506	—	506	691	—	691
Accrued product warranty	52	2	54	43	4	47
Accrued compensated absences	328	—	328	313	—	313
Property and equipment	—	501	501	—	462	462
Prepaid income taxes	—	517	517	—	753	753
Other reserves	1,009	9	1,018	13	8	21
	29,948	5,661	35,609	27,057	5,530	32,587
Deferred income tax liabilities:
Allowance for doubtful accounts	—	(11)	(11)	—	—	—
Intangible assets	(960)	—	(960)	(1,386)	(5)	(1,391)
Property, plant and equipment and other	(3,271)	(31)	(3,302)	(4,919)	(59)	(4,978)
Subtotal deferred income tax assets	25,717	5,619	31,336	20,752	5,466	26,218
Valuation allowance	(25,717)	(5,646)	(31,363)	(20,752)	(5,281)	(26,033)
Net deferred income tax assets (liabilities)	$—	$(27)	$(27)	$—	$185	$185

Deferred income tax assets and liabilities are reported as follows in the accompanying consolidated balance sheets (in thousands):

	AS OF SEPTEMBER 30,
	2020	2019
Deferred income tax assets, net	$—	$236
Deferred income tax liabilities, net	(27)	(51)
	$(27)	$185

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

The financial reporting basis of investments in foreign subsidiaries exceed their tax basis.  A deferred tax liability is not recorded for this temporary difference because the investment is deemed to be permanent.  A reversal of the Company’s plans to permanently invest in these foreign operations would cause the excess to become taxable.  At September 30, 2020, the Company had $5.8 million of cash and cash equivalents held by its foreign subsidiaries.  At September 30, 2020 and 2019, the temporary difference related to undistributed earnings for which no deferred taxes have been provided was approximately $11.6 million and $12.9 million, respectively.

Tax return filings which are subject to review by local tax authorities by major jurisdiction are as follows:

•	United States—fiscal years ended September 30, 2017 through 2020
•	State of Texas—fiscal years ended September 30, 2017 through 2020

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

•	State of New York—fiscal years ended September 30, 2018
•	State of California – fiscal years ended September 30, 2017 through 2020
•	State of Pennsylvania – fiscal years ended September 30, 2018
•	Russian Federation—calendar years 2018 through 2020
•	Canada—fiscal years ended September 30, 2017 through 2020
•	United Kingdom—fiscal years ended September 30, 2019 through 2020
•	Colombia—calendar years 2018 through 2020

The Company had no unrecognized tax liabilities as of September 30, 2020 and 2019.

 As of September 30, 2020, the Company had net operating loss (“NOL”) carry-forwards of approximately $51.0 million in the United States, $16.8 million in Canada and $1.1 million in Russia which are available to offset future taxable income in those jurisdictions.  The NOL carry-forwards for Canada and Russia begin to expire in 2033 and 2026, respectively.  The NOL carry-forward for the United States which originated prior to the 2017 Tax Act of $28.3 million begins to expire in 2028.  The Company’s NOLs originating after the 2017 Tax Act of $22.7 million do not expire.

Management of the Company has concluded that it was more-likely-than-not that its U.S., Canadian and Russian net deferred tax assets will not be realized in accordance with U.S. GAAP.  At September 30, 2020 and 2019, the Company had a valuation allowance against its U.S. net deferred tax assets of $25.7 million and $20.8 million, respectively.  At September 30, 2020 and 2019, the Company had a valuation allowance against Canadian net deferred tax assets of $5.6 million, and $5.3 million, respectively. At September 30, 2020, the Company had a valuation allowance against its Russian net deferred tax assets of $0.2 million.

18. Loss Per Common Share

 Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares used in basic loss per share during the period.  Diluted loss per share is determined on the assumption that outstanding RSUs have been exchanged for common stock and outstanding dilutive stock options have been exercised and the aggregate proceeds as defined were used to reacquire common stock using the average price of such common stock for the period.

The following table summarizes the calculation of net loss and weighted average common shares and common equivalent shares outstanding for purposes of the computation of loss per share (in thousands, except share and per share amounts):

	YEAR ENDED SEPTEMBER 30,
	2020	2019
Net loss	$(19,242)	$(146)
Less: Loss allocable to unvested restricted stock	—	—
Loss attributable to common shareholders for diluted earnings per share	$(19,242)	$(146)
Weighted average number of common share equivalents:
Common shares used in basic loss per share	13,525,179	13,388,626
Common share equivalents outstanding related to stock options and RSUs	—	—
Total weighted average common shares and common share equivalents used in diluted loss per share	13,525,179	13,388,626
Loss per shares:
Basic	$(1.42)	$(0.01)
Diluted	$(1.42)	$(0.01)

For the calculation of diluted loss per share for fiscal years 2020 and 2019, stock options of 91,100 and 165,600, respectively, and RSUs of 218,757 and 137,290, respectively, were excluded in the calculation of weighted average shares outstanding as a result of their impact being antidilutive.

19.  Exit and Disposal Activities

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

In July 2020, the Company initiated a program to reduce operating and manufacturing expenses in light of decreased demand for products in our Oil and Gas Markets and Adjacent Markets segments.  The program is expected to produce approximately $2.0 million of annualized cash savings starting in fiscal year 2021.  The cost reductions were primarily realized through a reduction of approximately 100 employees from the Company’s workforce.  In connection with the workforce reductions, the Company incurred $0.9 million of termination costs in our fourth quarter of fiscal year 2020.  The majority of these costs were incurred by the Company’s Oil & Gas Markets business segment.  The termination costs were recorded to both cost of revenue and operating expenses in the consolidated statement of operations.  There are no outstanding liabilities related to this program as of September 30, 2020.

20. Commitments and Contingencies

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

The Company recorded an initial contingent earn-out liability of $7.7 million in connection with its July 2018 acquisition of Quantum.   Contingent payments, if any, may be paid in the form of cash or Company stock and will be derived from eligible revenue generated during a four-year earn-out period ending July 2022.  The maximum amount of contingent payments is $23.5 million over the four-year earn-out period.  During fiscal year 2019, the Company recorded a $2.9 million adjustment to decrease the initial earn-out liability to an estimated fair value of $4.8 million.  During fiscal year 2020, the Company made cash earn-out payments of $0.1 million and recorded net adjustments of $1.1 million to increase the earn-out liability to an estimated fair value of $5.8 million.  The increase in the earn-out liability in fiscal year 2020 was due to an increase in projected eligible revenue.  In April 2020, Quantum was awarded a $10 million contract with the U.S. Customs and Border Protection U.S. Border Patrol to provide a technology solution to the Department of Homeland Security.

The Company recorded an initial contingent earn-out liability of $4.3 million in connection with its November 2018 acquisition of all the intellectual property and related assets of the OptoSeis® fiber optic sensing technology.  Contingent cash payments, if any, will be derived from eligible revenue generated during a five-and-a-half year earn-out period ending in May 2024.  The maximum amount of contingent payments is $23.2 million over the five-and-a-half year earn-out period.  During fiscal year 2019, the Company recorded a $0.8 million adjustment to increase the initial earn-out liability to an estimated value of $5.1 million.   During fiscal year 2020, the Company recorded net adjustments of $0.1 million to increase the earn-out liability to an estimated value of $5.2 million.

 The Company reviews and assesses the fair value of its contingent earn-out liabilities on a quarterly basis.

Operating Leases

The Company leases office space and certain equipment for terms of two years or less.  Rent expense was approximately $0.5 million and $0.6 million during fiscal years 2020 and 2019, respectively.  Future minimum lease obligations (all in fiscal year 2021) were $0.1 million.

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

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

21. Supplemental Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2020	2019
Cash paid for interest	$38	$99
Cash paid for income taxes	2,530	2,402
Non-cash investing and financing activities:
Inventory transferred to rental equipment	6,343	1,861
Inventory transferred to property, plant and equipment	222	126
Property, plant and equipment acquired in connection with business acquisition	—	1,721
Extinguishment of financing receivable in connection with repossession of equipment added to rental fleet	—	750

22. Segment and Geographic Information

 The Company reports and evaluates financial information for three operating business segments: Oil and Gas Markets, Adjacent Markets and Emerging Markets.  The Oil and Gas Markets segment was previously referred to as our Seismic segment.  This segment’s products include wireless seismic data acquisition systems, reservoir characterization products and services, and traditional seismic exploration products such as geophones, hydrophones, leader wire, connectors, cables, marine streamer retrieval and steering devices and various other seismic products.  Our Adjacent Markets segment was previously referred to as our Non-Seismic segment.  This segment’s products include imaging equipment, water meter products, offshore cables, as well as seismic sensors used for vibration monitoring and geotechnical applications such as mine safety applications and earthquake detection.  The Emerging Markets segment was added in conjunction with the acquisition of Quantum, which designs and markets seismic products targeted at the border and perimeter security markets.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following tables summarize the Company’s segment information:

	YEAR ENDED SEPTEMBER 30,
	2020	2019
Revenue:
Oil and Gas Markets	$61,661	$64,966
Adjacent Markets	25,440	30,156
Emerging Markets	734	159
Corporate	—	528
Total	87,835	95,809
Income (loss) from operations:
Oil and Gas Markets	(2,139)	3,095
Adjacent Markets	4,017	6,234
Emerging Markets	(6,064)	(2,306)
Corporate	(13,853)	(5,990)
Total	(18,039)	1,033
Depreciation and amortization expenses:
Oil and Gas Markets	21,192	16,865
Adjacent Markets	453	466
Emerging Markets	1,194	1,164
Corporate	854	844
Total	23,693	19,339
Impairment, inventory obsolescence and stock-based compensation expenses:
Oil and Gas Markets	6,326	6,046
Adjacent Markets	232	92
Emerging Markets	203	68
Corporate	941	737
Total	7,702	6,943
Interest income:
Oil and Gas Markets	1,029	1,033
Adjacent Markets	3	1
Emerging Markets	—	—
Corporate	70	274
Total	1,102	1,308
Interest expense:
Oil and Gas Markets	—	—
Adjacent Markets	—	—
Emerging Markets	—	—
Corporate	38	99
Total	38	99

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

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The Company generates revenue from product sales, rentals and services from its subsidiaries located in the United States, Canada, Colombia, the Russian Federation and the United Kingdom.  Revenue information for the Company is as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2020	2019
United States	$82,166	$91,222
Canada	3,709	5,266
Colombia	5	408
Russian Federation	2,668	4,286
United Kingdom	2,488	2,905
Eliminations	(3,201)	(8,278)
	$87,835	$95,809

A summary of revenue by geographic area is as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2020	2019
Africa	$5,814	$20,192
Asia	41,128	10,171
Canada	3,193	5,232
Europe	12,626	25,860
United States	23,780	32,397
Other	1,294	1,957
	$87,835	$95,809

Revenue is attributed to countries based on the ultimate destination of the product sold, if known.  If the ultimate destination is not known, revenue is attributed to countries based on the geographic location of the initial shipment.

Long-lived assets were as follows (in thousands):

	AS OF SEPTEMBER 30,
	2020	2019
United States	$114,119	$118,064
Canada	6,654	10,419
Colombia	1	671
Russian Federation	717	961
United Kingdom	404	430
China	13	13
	$121,908	$130,558

Schedule II

Geospace Technologies Corporation and Subsidiaries

Valuation and Qualifying Accounts

(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses, net of Recoveries	Charged to Other Assets	(Deductions) and Additions	Balance at End of Period
Year ended September 30, 2020
Allowance for doubtful accounts on accounts and financing receivables	$951	$63	$—	$(518)	$496
Year ended September 30, 2019
Allowance for doubtful accounts on accounts and financing receivables	$3,302	$436	$—	$(2,787)	$951

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Assets	(Deductions) and Additions	Balance at End of Period
Year ended September 30, 2020
Inventory obsolescence reserve	$32,050	$4,529	$—	$(1,816)	$34,763
Year ended September 30, 2019
Inventory obsolescence reserve	$30,551	$4,614	$—	$(3,115)	$32,050