Form 10-Q
period 2020-12-31
GEOSPACE TECHNOLOGIES CORP
filed 2021-02-04
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended December 31, 2020 OR

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

As of January 31, 2021, the registrant had 13,588,938 shares of common stock, $0.01 par value per share outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except share amounts)

(unaudited)

	December 31, 2020	September 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$33,719	$32,686
Trade accounts and notes receivable, net	18,370	13,778
Unbilled receivables	4,263	—
Inventories, net	14,057	16,933
Asset held for sale	662	587
Prepaid expenses and other current assets	2,386	953
Total current assets	73,457	64,937

Non-current notes receivable	140	—
Non-current inventories, net	21,882	16,930
Rental equipment, net	44,167	54,317
Property, plant and equipment, net	29,493	29,874
Goodwill	4,337	4,337
Other intangible assets, net	7,898	8,331
Deferred cost of revenue and other assets	8,094	8,119
Total assets	$189,468	$186,845

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable trade	$5,653	$1,593
Contingent consideration	2,310	—
Deferred revenue and other current liabilities	8,350	8,753
Total current liabilities	16,313	10,346

Non-current contingent consideration	7,955	10,962
Non-current deferred revenue and other liabilities	5,363	4,567
Total liabilities	29,631	25,875

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized; 13,727,971 and 13,670,639 shares
issued, respectively; and 13,610,334 and 13,670,639 shares outstanding, respectively	137	137
Additional paid-in capital	91,513	90,965
Retained earnings	85,516	86,566
Accumulated other comprehensive loss	(16,501)	(16,698)
Treasury stock, at cost, 117,637 shares at December 31, 2020	(828)	—
Total stockholders’ equity	159,837	160,970
Total liabilities and stockholders’ equity	$189,468	$186,845

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended
	December 31, 2020	December 31, 2019
Revenue:
Products	$26,722	$9,083
Rental	1,738	8,622
Total revenue	28,460	17,705
Cost of revenue:
Products	16,830	9,903
Rental	4,905	5,305
Total cost of revenue	21,735	15,208

Gross profit	6,725	2,497

Operating expenses:
Selling, general and administrative	5,354	5,997
Research and development	3,520	4,296
Change in estimated fair value of contingent consideration	(697)	—
Bad debt expense	7	27
Total operating expenses	8,184	10,320

Loss from operations	(1,459)	(7,823)

Other income (expense):
Interest expense	—	(12)
Interest income	321	134
Foreign exchange gains (losses), net	149	(132)
Other, net	(3)	(29)
Total other income (loss), net	467	(39)

Loss before income taxes	(992)	(7,862)
Income tax expense	58	1,420
Net loss	$(1,050)	$(9,282)

Loss per common share:
Basic	$(0.08)	$(0.69)
Diluted	$(0.08)	$(0.69)

Weighted average common shares outstanding:
Basic	13,571,510	13,454,254
Diluted	13,571,510	13,454,254

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended
	December 31, 2020	December 31, 2019
Net loss	$(1,050)	$(9,282)
Other comprehensive income:
Foreign currency translation adjustments	197	566
Total other comprehensive income	197	566
Total comprehensive loss	$(853)	$(8,716)

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED DECEMBER 31, 2020 AND 2019

(in thousands, except share amounts)

(unaudited)

	Common Stock				Accumulated
			Additional		Other
			Paid-In	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Loss	Stock	Total
Balance at October 1, 2020	13,670,639	$137	$90,965	$86,566	$(16,698)	$—	$160,970
Net loss	—	—	—	(1,050)	—	—	(1,050)
Foreign currency translation adjustments	—	—	—	—	197	—	197
Issuance of common stock pursuant to the vesting of restricted stock units	57,332	—	—	—	—	—	—
Purchase of treasury stock	(117,637)	—	—	—	—	(828)	(828)
Stock-based compensation	—	—	548	—	—	—	548
Balance at December 31, 2020	13,610,334	137	$91,513	$85,516	$(16,501)	$(828)	$159,837

Balance at October 1, 2019	13,630,666	$136	$88,660	$105,808	$(15,757)	$—	$178,847
Net loss	—	—	—	(9,282)	—	—	(9,282)
Foreign currency translation adjustments	—	—	—	—	566	—	566
Issuance of common stock pursuant to the vesting of restricted stock units	30,823	1	—	—	—	—	1
Forfeiture of restricted stock	—	—	—	—	—	—	—
Stock-based compensation	—	—	590	—	—	—	590
Balance at December 31, 2019	13,661,489	137	$89,250	$96,526	$(15,191)	$—	$170,722

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	December 31, 2020	December 31, 2019
Cash flows from operating activities:
Net loss	$(1,050)	$(9,282)
Adjustments to reconcile net loss to net cash provided (used in) by operating activities:
Deferred income tax expense (benefit)	6	(25)
Rental equipment depreciation	3,831	4,443
Property, plant and equipment depreciation	985	930
Amortization of intangible assets	433	433
Stock-based compensation expense	548	590
Bad debt expense	7	27
Inventory obsolescence expense	617	1,436
Change in estimate of collectability of rental revenue	—	7,993
Change in estimated fair value of contingent consideration	(697)	—
Gross profit from sale of used rental equipment	(4,127)	(284)
Gain on disposal of property, plant and equipment	—	(14)
Effects of changes in operating assets and liabilities:
Trade accounts and other receivables	5,143	(8,460)
Unbilled receivables	(4,263)	—
Inventories	(2,065)	(3,126)
Deferred cost of revenue and other assets	(1,422)	(954)
Accounts payable trade	4,053	2,284
Deferred revenue and other liabilities	311	651
Net cash provided by (used in) operating activities	2,310	(3,358)

Cash flows from investing activities:
Purchase of property, plant and equipment	(597)	(1,670)
Proceeds from the sale of property, plant and equipment	—	40
Investment in rental equipment	(13)	(5,152)
Proceeds from the sale of used rental equipment	112	1,146
Net cash used in investing activities	(498)	(5,636)

Cash flows from financing activities:
Purchase of treasury stock	(828)	—
Net cash used in financing activities	(828)	—

Effect of exchange rate changes on cash	49	210
Increase (decrease) in cash and cash equivalents	1,033	(8,784)
Cash and cash equivalents, beginning of fiscal year	32,686	18,925
Cash and cash equivalents, end of fiscal period	$33,719	$10,141

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$12
Cash paid for income taxes	40	1,440
Note receivable in connection with sale of used rental equipment	9,868	—
Inventory transferred to (from) rental equipment	(667)	4,070

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.   Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet of Geospace Technologies Corporation and its subsidiaries (the “Company”) at September 30, 2020 was derived from the Company’s audited consolidated financial statements at that date.  The consolidated balance sheet at December 31, 2020 and the consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the three months ended December 31, 2020 and 2019 were prepared by the Company without audit.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows were made.  All intercompany balances and transactions have been eliminated.  The results of operations for the three months ended December 31, 2020 are not necessarily indicative of the operating results for a full year or of future operations.

Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America were omitted pursuant to the rules of the Securities and Exchange Commission.  The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended September 30, 2020.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity at the time of purchase of three months or less to be cash equivalents.  At December 31, 2020, cash and cash equivalents included $5.0 million held by the Company’s foreign subsidiaries and branch offices.  If the Company were to repatriate the cash held by its foreign subsidiaries, it could be required to accrue and pay taxes on any amount repatriated. The Tax Cut and Jobs Act (“2017 Tax Act”) creates new taxes on certain foreign earnings and also requires entities to pay a one-time transition tax on undistributed earnings of their foreign subsidiaries which were previously tax deferred.  The Company has determined it is not required to pay transition tax on the undistributed earnings of its foreign subsidiaries since it had no accumulated foreign earnings on a consolidated basis.

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

2.   Revenue Recognition

In accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), the Company recognizes revenue when performance of contractual obligations are satisfied, generally when control of the promised goods or services is transferred to its customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services.

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

The Company has elected to treat shipping and handling activities in a sales transaction after the customer obtains control of the goods as a fulfillment cost and not as a promised service.  Accordingly, fulfillment costs related to the shipping and handling of goods are accrued at the time of shipment.  Amounts billed to a customer in a sales transaction related to reimbursable shipping and handling costs are included in revenue and the associated costs incurred by the Company for reimbursable shipping and handling expenses are reported in cost of revenue.

During the third quarter of fiscal year 2020, the Company was awarded $10.5 million contract (inclusive of a subsequent contract amendment of $0.3 million) with the U.S. Customs and Border Protection (“CBP”) to provide a technology solution to the Department of Homeland Security.  Revenue recognized under the contract for fiscal year 2020 and for the three months ended December 31, 2020 was $0.3 million and $8.8 million, respectively.  The Company had unbilled receivables of $4.3 million at December 31, 2020 under this contract.  Unrecognized revenue for unsatisfied performance obligations on this contract at December 31, 2020 was approximately $1.6 million.  The Company anticipates the majority of the revenue on the remaining performance obligation on this contract will be recognized in the second or third quarter of fiscal year 2021.  Unsatisfied performance obligations on all other contracts held by the Company at December 31, 2020 had an original duration of one year or less.

At December 31, 2020 and September 30, 2020, the Company had deferred contract liabilities of zero dollars and $0.2 million, respectively, which are included in current liabilities on the Company’s consolidated balance sheet as a component of deferred revenue and other liabilities.  The Company had no deferred contract costs at December 31, 2020 and September 30, 2020.  During the three months ended December 31, 2020 and 2019, revenue of $0.2 million and zero dollars, respectively, was recognized from deferred contract liabilities.  No cost of revenue was recognized from deferred contract costs for the three months ended December 31, 2020 and 2019.

During the second quarter of fiscal year 2020, the Company partially financed a $12.5 million product sale by entering into a $10.0 million promissory note with the customer.  The note is for a three-year term with monthly  principal and interest payments of $0.3 million.  Due to the financial condition of the customer, the Company has concerns over the probable collectability of the promissory note.  As a result, the Company has not recognized any revenue or cost of revenue on the product sale. The Company has received payments from the customer totaling $5.3 million (exclusive of interest) as of December 31, 2020 related to the product sale, which is reflected on the Company’s consolidated balance sheet as non-current deferred revenue. Management does not intend to recognize revenue and cost of revenue from the product sale until it becomes probable that the customer will satisfy its financial obligation to the Company.

For each of the Company’s operating segments, the following table presents revenue only from the sale of products and the performance of services under contracts with customers (in thousands).  Therefore, the table excludes all revenue earned from rental contracts.

	Three Months Ended
	December 31, 2020	December 31, 2019
Oil and Gas Markets
Traditional exploration product revenue	$997	$2,330
Wireless exploration product revenue	10,029	404
Reservoir product revenue	29	180
Total revenue	11,055	2,914

Adjacent Markets
Industrial product revenue	4,407	3,596
Imaging product revenue	2,463	2,476
Total revenue	6,870	6,072

Emerging Markets
Revenue	8,797	97

Total	$26,722	$9,083

See Note 13 for more information on the Company’s operating segments.

For each of the geographic areas where the Company operates, the following table presents revenue (in thousands) from the sale of products and services under contracts with customers.  The table excludes all revenue earned from rental contracts:

	Three Months Ended
	December 31, 2020	December 31, 2019
Asia	$11,373	$445
Canada	407	473
Europe	1,175	1,413
United States	13,364	6,597
Other	403	155
Total	$26,722	$9,083

Revenue is attributable to countries based on the ultimate destination of the product sold, if known.  If the ultimate destination is not known, revenue is attributable to countries based on the geographic location of the initial shipment.

3.   Investment in Debt Security

On July 13, 2020, the Company received an interest in a senior secured bond issued from an international seismic marine customer.  The Company’s interest in the bond, which has a face value of $13.0 million, was received in exchange for $

13.0 million of unpaid invoices and late fees owed by the customer.   The bond is secured by a third in line lien on the assets owned by the customer and has an 8% interest rate with bi-annual interest and possible principal payments based on available excess cash flows.  Interest payments can be made either in cash or in-kind payments in the form of additional debt security.  In-kind interest payments require an 8.8% interest rate.  The bond matures on July 13, 2022.  The bond is listed on the Oslo Alternative Bond Market; however, the actual marketability of the bond is unknown at this time.

As of September 30, 2020, the Company performed a fair value assessment of the investment to determine the bond’s initial carrying amount.  In accordance with ASC 825, “Fair Value Instruments”, the Company has determined that the investment is a Level 3 financial instrument primarily due to its current unknown marketability.  Because of the distressed financial condition of the customer, the Company believed the fair value of the bond was nominal at September 30, 2020.  In January 2021, the Company sold the bond for $0.3 million cash pursuant to a purchase agreement (the “Agreement”) entered with a third party (the “Buyer”).  Pursuant to the Agreement, the Company will also receive additional cash compensation of $2.4 million from the Buyer if certain terms and conditions between the Buyer and the Company’s customer are met by December 31, 2021.  In the event these terms and conditions are not met, the Company has the option to repurchase the bond from the Buyer for one dollar ($1.00).

4.   Fair Value of Financial Instruments

The Company’s financial instruments generally include cash and cash equivalents, trade accounts, notes receivables and accounts payable.  Due to their short-term maturities, the carrying amounts of these financial instruments are deemed to approximate their fair value on the respective balance sheet dates.  The valuation technique used to measure the fair value of the contingent consideration was derived from models utilizing market observable inputs.

The Company measures its contingent consideration at fair value on a recurring basis.

The following tables present the fair value of the Company’s contingent consideration by valuation hierarchy and input (in thousands):

	As of December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)	Totals
Contingent consideration - current portion	$—	$—	$(7,955)	$(7,955)
Non-current contingent consideration	—	—	(2,310)	(2,310)
Total	$—	$—	$(10,265)	$(10,265)

	As of September 30, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)	Totals
Non-current contingent consideration	$—	$—	$(10,962)	$(10,962)

Assets and Liabilities Measured on a Nonrecurring Basis

The following table summarizes changes in the fair value of the Company’s Level 3 financial instruments for the three months ended December 31, 2020:

Balance at October 1, 2020	$10,962
Fair value adjustments	(697)
Balance at December 31, 2020	$10,265

Adjustments to the fair value of the contingent consideration are based on Monte Carlo simulations utilizing inputs which include market comparable information and management assessments regarding potential future scenarios.  The Company believes its estimates and assumptions are reasonable, however, there is significant judgement involved.

5.   Trade Accounts and Notes Receivable

Trade accounts receivable, net (excluding notes receivable) are reflected in the following table (in thousands):

	December 31, 2020	September 30, 2020
Trade accounts receivable	$5,695	$14,090
Allowance for doubtful accounts	(558)	(496)
Total	$5,137	$13,594

The allowance for doubtful accounts represents the Company’s best estimate of probable credit losses.  The Company determines the allowance based upon historical experience and a current review of its trade accounts receivable balances.  Trade accounts receivable balances are charged off against the allowance whenever it is probable that the receivable balance will not be recoverable.

Notes receivable are reflected in the following table (in thousands):

	December 31, 2020	September 30, 2020
Notes receivable	$13,373	$184
Less current portion	(13,233)	(184)
Non-current notes receivable	$140	$—

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

During the first quarter of fiscal year 2021, the Company entered into a $13.2 million short-term promissory note with a customer related to the sale of rental equipment and an outstanding receivable balance.   The note bears interest at 8% per annum and is due on or before March 31, 2021.  Principal payments due under the note of $6.0 million were received from the customer in January 2021.

6.   Inventories

Inventories consist of the following (in thousands):

	December 31, 2020	September 30, 2020
Finished goods	$20,106	$20,798
Work in process	4,203	984
Raw materials	46,692	47,041
Obsolescence reserve	(35,062)	(34,960)
	35,939	33,863
Less current portion	(14,057)	(16,933)
Non-current portion	$21,882	$16,930

Raw materials include semi-finished goods and component parts that totaled approximately $24.6 million and $24.3 million at December 31, 2020 and September 30, 2020, respectively.

7.  Leases

As Lessee

The Company has elected not to record operating right-of-use assets or operating lease liabilities on its consolidated balance sheet for leases having a minimum term of 12 months or less.  Such leases are expensed on a straight-line basis over the lease term.  The Company has one operating right-of use asset related to a leased facility in Austin, Texas.  The lease commenced in May 2019 and is for a two-year term. The operating right-of-use asset had a balance of $40,000 as of December 31, 2020.  Future minimum lease payments related to the operating lease as of December 31, 2020 was $42,000, all of which is due in fiscal year 2021.

Operating lease costs are recorded in a single expense in the consolidated statements of operations and allocated to the right-of-use asset and the related lease liability as amortization expense and interest expense, respectively.  Right-of-use asset operating lease costs of $38,000 and $38,000 and short-term lease costs of $74,000 and $76,000, both included as a component of total operating expenses, were recognized for the three months ended December 30, 2020 and 2019, respectively.  The discount rate used on the operating right-of-use asset was 5%, which represented the Company’s incremental borrowing rate at the lease’s inception.

Supplemental cash flow information related to the operating right-of-use asset is a follows (in thousands):

	Three Months Ended
	December 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liability	$42	$40

The Company has entered into a new operating lease on a facility in Austin, Texas which commences in March 2021.  The Company will record the lease as an operating right-of-use asset in the second quarter of fiscal year 2021.  The lease has a seven-year term with future minimum lease payments of $0.9 million.

As Lessor

The Company leases equipment to customers primarily for terms of six months or less.  All of the Company’s leasing arrangements as lessor are classified as operating leases.  The majority of the Company’s rental revenue is generated from its marine-based wireless seismic data acquisition system.

The Company regularly evaluates the collectability of its lease receivables on a lease by lease basis.  The evaluation primarily consists of reviewing past due account balances and other factors such as the credit quality of the customer, historical trends of the customer and current economic conditions.  The Company suspends revenue recognition when the collectability of amounts due are no longer probable and concurrently records a direct write-off of the lease receivable to rental revenue and limits future rental revenue recognition to cash received.  As of December 31, 2020, the Company had lease receivables from customers, net of reserves, of $3.9 million.

Rental revenue for the three months ended December 31, 2020 and 2019 was $1.7 million and $8.6 million, respectively.

At December 31, 2020, future minimum lease obligations due from the Company’s leasing customers (all in fiscal year 2021) were $3.0 million.

Rental equipment consisted of the following (in thousands):

	December 31, 2020	September 30, 2020
Rental equipment, primarily wireless recording equipment	$97,938	$114,783
Accumulated depreciation and impairment	(53,771)	(60,466)
	$44,167	$54,317

8.   Asset Held for Sale

The Company owns a property located in Bogotá, Colombia that it is marketing for sale.  The property was used for warehousing its rental equipment operations, product sales and service support to its customers in South America.  The property’s carrying value at December 31, 2020 and September 31, 2020 of $0.7 million and $0.6 million, respectively, is classified as assets held for sale in the accompanying consolidated balance sheets as of December 31, 2020 and September 30, 2020.  The Company believes the fair market value of the property exceeds its carrying value and that the property will be sold within the next 12-months.

9.   Goodwill and Other Intangible Assets

The Company’s consolidated goodwill and other intangible assets consisted of the following (in thousands):

	Weighted-
	Average
	Remaining Useful
	Lives (in years)	December 31, 2020	September 30, 2020
Goodwill		$4,337	$4,337

Other intangible assets:
Developed technology	16.2	5,918	5,918
Customer relationships	2.2	3,900	3,900
Trade names	3.2	1,930	1,930
Non-compete agreements	2.2	170	170
Total other intangible assets	9.3	11,918	11,918
Accumulated amortization		(4,020)	(3,587)
		$7,898	$8,331

The Company’s goodwill is entirely associated with its Emerging Markets reporting unit.  At December 31, 2020, the Company determined there were no triggering events requiring an impairment assessment of its goodwill and other intangible assets.

Other intangible assets amortization expense for each of the three months ended December 31, 2020 and 2019 was $0.4 million.

As of December 31, 2020, future estimated amortization expense of other intangible assets is as follows (in thousands):

For fiscal years ending September 30,
2021 (remainder)	$1,299
2022	1,624
2023	714
2024	342
2025	329
Thereafter	3,590
$7,898

10.   Stock-Based Compensation

During the three months ended December 31, 2020, the Company issued 154,950 restricted stock units (“RSUs”) under its 2014 Long Term Incentive Plan, as amended (the “Plan”).  The RSUs issued include both time-based and performance-based vesting provisions.  The weighted average grant date fair value of each RSU was $6.52 per unit.  The grant date fair value of the RSUs was $1.0 million, which will be charged to expense over the next four years as the restrictions lapse.  Compensation expense for RSUs was determined based on the closing market price of the Company’s stock on the date of grant applied to the total number of units that are anticipated to fully vest. Each RSU represents a contingent right to receive one share of the Company’s common stock upon vesting.  As of December 31, 2020, the Company had unrecognized compensation expense of $3.1 million relating to RSUs that is expected to be recognized over a weighted average period of 3.2 years.

As of December 31, 2020, the Company had $0.7 million of unrecognized compensation expense related to restricted stock awards (“RSAs”) that is expected to be recognized over a weighted average period of 1.1 years.

As of December 31, 2020, there were 315,375 RSUs, 53,472 RSAs and 38,800 nonqualified stock options outstanding.

11.   Loss Per Common Share

           The following table summarizes the calculation of net loss and weighted average common shares and common equivalent shares outstanding for purposes of the computation of loss per share (in thousands, except share and per share data):

	Three Months Ended
	December 31, 2020	December 31, 2019
Net loss	$(1,050)	$(9,282)
Less: Loss allocable to unvested restricted stock	—	—
Loss attributable to common shareholders for diluted earnings per share	$(1,050)	$(9,282)
Weighted average number of common share equivalents:
Common shares used in basic loss per share	13,571,510	13,454,254
Common share equivalents outstanding related to stock options and RSUs	—	—
Total weighted average common shares and common share equivalents used in diluted loss per share	13,571,510	13,454,254
Loss per share:
Basic	$(0.08)	$(0.69)
Diluted	$(0.08)	$(0.69)

For the calculation of diluted loss per share for the three months ended December 31, 2020, 38,800 stock options and 315,375 non-vested RSUs were excluded in the calculation of weighted average shares outstanding since their impact on diluted loss per share was antidilutive.  For the calculation of diluted loss per share for the three months ended December 31, 2019, 165,600 stock options and 253,320 non-vested RSUs, respectively, were excluded in the calculation of weighted average shares outstanding since their impact on diluted loss per share was antidilutive.

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

The Company recorded an initial contingent earn-out liability of $7.7 million in connection with its July 2018 acquisition of Quantum.   Contingent payments, if any, may be paid in the form of cash or Company stock and will be derived from eligible revenue generated during a four-year earn-out period ending July 2022.  The maximum amount of contingent payments is $23.5 million over the four-year earn-out period.  At September 30, 2020, the contingent earn-out liability was valued at $5.8 million.  During the three months ended December 31, 2020, the Company recorded an adjustment of $0.8 million to decrease the liability to an estimated fair value of $5.0 million.  The decrease in the earn-out liability for the three months ended December 31, 2020 was due to a decrease in projected eligible revenue.

The Company recorded an initial contingent earn-out liability of $4.3 million in connection with its November 2018 acquisition of all the intellectual property and related assets of the OptoSeis® fiber optic sensing technology.  Contingent cash payments, if any, will be derived from eligible revenue generated during a five-and-a-half year earn-out period ending in May 2024.  The maximum amount of contingent payments is $23.2 million over the five-and-a-half year earn-out period.  At September 30, 2020, the contingent earn-out liability was valued at $5.2 million.  During the three months ended December 31, 2020, the Company recorded an adjustment of $0.1 million to increase the liability to an estimated value of $5.3 million.

 The Company reviews and assesses the fair value of its contingent earn-out liabilities on a quarterly basis.

Operating Leases

The Company leases office space and certain equipment for terms of seven years or less.  As of December 31, 2020, future minimum lease obligations, inclusive of leases which have not yet commenced, were $0.9 million.

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

13.   Segment Information

The Company reports and evaluates financial information for three operating segments:  Oil and Gas Markets, Adjacent Markets and Emerging Markets.  The Oil and Gas Markets segment products include wireless seismic data acquisition systems, reservoir characterization products and services, and traditional seismic exploration products such as geophones, hydrophones, leader wire, connectors, cables, marine streamer retrieval and steering devices and various other seismic products.  The Adjacent Markets segment products include imaging equipment, water meter products, offshore cables, and seismic sensors used for vibration monitoring and geotechnical applications such as mine safety applications and earthquake detection.  The Emerging Markets segment provides seismic products targeted at the border and perimeter security markets.

The following table summarizes the Company’s segment information (in thousands):

	Three Months Ended
	December 31, 2020	December 31, 2019
Revenue:
Oil and Gas Markets	$12,763	$11,509
Adjacent Markets	6,900	6,099
Emerging Markets	8,797	97
Total	$28,460	$17,705

Income (loss) from operations:
Oil and Gas Markets	$(5,986)	$(3,894)
Adjacent Markets	1,260	851
Emerging Markets	6,479	(1,365)
Corporate	(3,212)	(3,415)
Total	$(1,459)	$(7,823)

14.   Income Taxes

Consolidated income tax expense for the three months ended December 31, 2020 and 2019 was $0.1 million and $1.4 million, respectively.  This decrease in income tax expense was primarily the result of a decrease in rental revenue earned in foreign jurisdictions requiring tax withholding. The Company is currently unable to record any tax benefits from the tax losses it incurs in the U.S., Canada and Russian Federation due to the uncertainty surrounding its ability to utilize such losses in the future to offset taxable income.

15.  Risks and Uncertainties

Concentration of Credit Risk

As of December 31, 2020, the Company had a note receivable of $13.2 million due from one customer, of which $6.0 million was received in January 2021.  Revenue recognized from this customer during the three months ended December 31, 2020 was $11.2 million. Current assets at December 31, 2020 also included unbilled receivables from one customer of $4.3 million.  Revenue recognized from this customer during the three months ended December 31, 2020 was $8.8 million.

COVID-19 Pandemic

The ongoing COVID-19 pandemic has spread across the globe and has negatively impacted worldwide economic activity, including the global demand for oil and natural gas, and continues to create challenges in the Company’s markets.  In addition to measures the Company has taken voluntarily, the government authorities in the Company’s markets have taken actions to mitigate the spread of COVID-19, including travel restrictions, border closings, restrictions on public gatherings, stay-at-home orders and other quarantine and isolation measures. Following the initial outbreak of the virus, the Company experienced disruptions in its supply chain, a reduction in demand for certain products, cancellation of rental contracts and difficulty with field employees and salespeople traveling domestically and abroad to conduct the Company’s business. COVID-19 continues to pose the risk that the Company or its employees, contractors, suppliers and customers may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to restrictions that may be requested or mandated by governmental authorities, including quarantines of certain geographic areas, restrictions on travel and other restrictions that prohibit employees from going to work, both around the world as well as in certain jurisdictions in the United States.  The continued spread of COVID–19 and the related mitigation measures have disrupted the Company’s supply chain, resulting in longer lead times in materials shipped from suppliers and extended the shipping time for these materials to reach the Company’s facilities.  If COVID–19 continues to spread or the response to contain the COVID–19 pandemic is unsuccessful, the Company could experience a material adverse effect on its business, financial condition, results of operations and liquidity.

Decrease in Oil Commodity Price Levels

Demand for many of the Company’s products and the profitability of its operations depend primarily on the level of worldwide oil and gas exploration activity.  Prevailing oil and gas prices, with an emphasis on crude oil prices, and market expectations regarding potential changes in such prices significantly affect the level of worldwide oil and gas exploration activity.  During periods of improved energy commodity prices, the capital spending budgets of oil and natural gas operators tend to expand, which results in increased demand for the Company’s products.  Conversely, in periods when these energy commodity prices deteriorate, capital spending budgets of oil and natural gas operators tend to contract and the demand for the Company’s products generally weakens.  Historically, the markets for oil and gas have been volatile and are subject to wide fluctuations in response to changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond its control.  These factors include the level of consumer demand, regional and international economic conditions, weather conditions, domestic and foreign governmental regulations (including those related to climate change), price and availability of alternative fuels, political conditions, instability and hostilities in the Middle East and other significant oil-producing regions, increases and decreases in the supply of oil and gas, the effect of worldwide energy conservation measures and the ability of OPEC to set and maintain production levels and prices of foreign imports.

Sustained low oil prices or the failure of oil prices to rise in the future and the resulting downturns or lack of growth in the energy industry and energy‑related business, could have a negative impact on the Company’s results of operations and financial condition. In light of the decline in oil prices caused by the COVID-19 pandemic in 2020, oil and gas exploration and production companies experienced a significant reduction in cash flows, which resulted in reductions in their capital spending budgets for oil and gas exploration-focused activities, including seismic data acquisition activities.  Demand for the sale of the Company’s seismic products targeted at customers in its Oil and Gas Markets segment, which segment has historically accounted for the majority of its revenue, significantly declined during fiscal year 2020, and both product sales and rental revenue could significantly diminish during the remainder of fiscal year 2021 or beyond as a result of significant uncertainty in the outlook for oil and gas exploration.  Specifically, the Company expects these challenging industry conditions to result in decreased demand for its marine wireless nodal products and its land-based seismic products, as the demand for such products has been, and will likely continue to be, vulnerable to downturns in the economy and the oil and gas industry in general.  In addition to the negative effects of slowdowns in the United States economy, slowing economic growth in growing economies like those in China and India could lead to a decline in demand for crude oil and natural gas.  Slowdowns in economic activity would likely reduce worldwide demand for energy and result in an extended period of lower crude oil and natural gas prices.  Any material changes in oil and gas prices or other market trends that adversely impact seismic exploration activity would likely affect the demand for the Company’s products and could materially and adversely affect its results of operations and liquidity.

Generally, imbalances in the supply and demand for oil and gas will affect oil and gas prices and, in such circumstances, demand for the Company’s oil and gas products may be adversely affected when world supplies exceed demand.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the major elements of our consolidated financial statements.  You should read this discussion and analysis together with our consolidated financial statements, including the accompanying notes, and other detailed information appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual
Report on Form 10-K for the year ended September 30, 2020.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “could”, “intend”, “expect”, “plan”, “budget”, “forecast”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue”, “evaluating” or similar words.  Statements that contain these words should be read carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other forward-looking information.  Examples of forward-looking statements include, among others, statements that we make regarding our expected operating results, the adoption, results and success of our transactions with Quantum and the OptoSeis® technology, the adoption and sale of our products in various geographic regions, potential tenders for permanent reservoir monitoring systems, future demand for OBX systems, the completion of new orders for our channels of our GCL system, the fulfillment of customer payment obligations, the impact of the coronavirus (or COVID-19) pandemic, our ability to manage changes and the continued health or availability of management personnel, volatility and direction of oil prices, anticipated levels of capital expenditures and the sources of funding therefor, and our strategy for growth, product development, market position, financial results and the provision of accounting reserves.  These forward-looking statements reflect our current judgment about future events and trends based on the information currently available to us.  However, there will likely be events in the future that we are not able to predict or control.  The factors listed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, as well as other cautionary language in such Annual Report and this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.  Such examples include, but are not limited to, the failure of the Quantum or OptoSeis® technology transactions to yield positive operating results, decreases in commodity price levels, which could reduce demand for our products, the failure of our products to achieve market acceptance (despite substantial investment by us), our sensitivity to short term backlog, delayed or cancelled customer orders, product obsolescence resulting from poor industry conditions or new technologies, bad debt write-offs associated with customer accounts, inability to collect on promissory notes, inability to realize value from bonds, lack of further orders for our OBX rental equipment, failure of our Quantum products to be adopted by the border and security perimeter market or a decrease in such market due to governmental changes, and infringement or failure to protect intellectual property.  The occurrence of the events described in these risk factors and elsewhere in this Quarterly Report on Form 10-Q could have a material adverse effect on our business, results of operations and financial position, and actual events and results of operations may vary materially from our current expectations.  We assume no obligation to revise or update any forward-looking statement, whether written or oral, that we may make from time to time, whether as a result of new information, future developments or otherwise.

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

Demand for our products targeted at customers in our Oil and Gas Markets segment has been, and will likely continue to be, vulnerable to downturns in the economy and the oil and gas industry in general.  For more information, please refer to the risks discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

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

Wireless Products

We have developed multiple versions of a land-based wireless (or nodal) seismic data acquisition system.  Rather than utilizing interconnecting cables as required by most traditional land data acquisition systems, each of our wireless stations operate as an independent data collection system, allowing for virtually unlimited channel configurations.  As a result, our wireless systems require less maintenance, which we believe allows our customers to operate more effectively and efficiently because of its reduced environmental impact, lower weight and ease of operation.  Each wireless station is available in a single-channel or three-channel configuration.  Since its introduction in 2008 and through December 31, 2020, we have sold 473,000 wireless channels and we currently have 84,000 wireless channels in our rental fleet.

We have also developed a marine-based wireless seismic data acquisition system called the OBX.  Similar to our land-based wireless systems, the marine OBX system may be deployed in virtually unlimited channel configurations and does not require interconnecting cables between each station.  Our deepwater versions of the OBX system can be deployed in depths of up to 3,450 meters.  Through December 31, 2020, we have sold 8,400 OBX stations and we currently have 26,000 OBX stations in our rental fleet.

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

In September 2020, we received a request from a major oil and gas producer for a proposal to manufacture a large-scale seabed PRM system.  Under the offered terms and conditions as initially presented, we decided not to provide a bid to the customer.  However, we are in further discussions with this customer to try and resolve the issues necessary to provide a PRM system. We do not know exactly when or if these discussions will lead to a resolution or the award of a proposal. We have not received any orders for a large-scale seabed PRM system since November 2012.

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

Emerging Markets

Our Emerging Markets business segment consists entirely of our Quantum business.  Quantum’s product line includes a proprietary detection system called SADAR®, which detects, locates and tracks items of interest in real-time.  Using the SADAR technology, Quantum designs and sells products used for border and perimeter security surveillance, cross-border tunneling detection and other products targeted at movement monitoring, intrusion detection and situational awareness.  Quantum’s customers include various agencies of the U.S. government including the Department of Defense, Department of Energy, Department of Homeland Security and other agencies, in addition to its commercial base.

Consolidated Results of Operations

We report and evaluate financial information for three segments: Oil and Gas Markets, Adjacent Markets and Emerging Markets.  Summary financial data by business segment follows (in thousands):

	Three Months Ended
	December 31, 2020	December 31, 2019
Oil and Gas Markets
Traditional exploration product revenue	$997	$2,354
Wireless exploration product revenue	11,737	8,937
Reservoir product revenue	29	218
Total revenue	12,763	11,509
Operating loss	(5,986)	(3,894)
Adjacent Markets
Industrial product revenue	4,407	3,596
Imaging product revenue	2,493	2,503
Total revenue	6,900	6,099
Operating income	1,260	851
Emerging Markets
Revenue	8,797	97
Operating income (loss)	6,479	(1,365)
Corporate
Operating loss	(3,212)	(3,415)
Consolidated Totals
Revenue	28,460	17,705
Operating loss	(1,459)	(7,823)

Overview

     In 2014, our Oil and Gas Markets segment experienced a softening in the demand for its traditional exploration products, particularly in North America, as capital budgets for oil and gas producers were trending away from exploration-focused activities toward production and exploitation activities.  During this period oil production in North America’s unconventional shale reservoirs increased, as did oil production from other non-OPEC countries, resulting in an oversupply of crude oil in the world market and a resulting drop in energy prices.  In February 2020, decreased demand again caused by the oversupply of crude oil due to failed OPEC negotiations and, when combined with the impact of the COVID–19 pandemic, led to a dramatic drop in crude oil prices.  These declines in the demand for oil and gas have caused oil and gas exploration and production companies to experience a significant reduction in cash flows, which have resulted in and will likely continue to result in reductions in their capital spending budgets for oil and gas exploration-focused activities, including seismic data acquisition activities.  Our Oil and Gas Markets segment has in recent years experienced strong demand for the rental of our marine wireless nodal products; however, this demand could significantly diminish during fiscal year 2021 or beyond as a result of the significant uncertainty in the outlook for oil and gas exploration.  Demand for new land-based seismic equipment in recent fiscal years has remained restrained due to capital limitations affecting many of our customers, along with their excess levels of underutilized equipment. As a result, revenue from the sale and rental of our land-based traditional and wireless products has remained low due to the reduced investment in exploration-focused seismic activities.  Policies implemented by the Biden administration in the United States could also result in decreased demand for our products.  President Biden has announced climate change as a core focus of his administration and that he intends to set the United States on a path to net-zero carbon emissions by 2050. In January of 2021, President Biden implemented a hold on issuing new drilling permits and new oil and gas leasing for federal lands and waters.  The administration may also implement new or amended rules and regulations concerning hydraulic fracturing and emissions from oil and gas sector operations. Crude oil prices have recently rebounded to February 2020 levels; however, oil and gas pricing and the resultant economic conditions may not recover meaningfully in the long term, and we expect these challenging industry conditions will result in decreased revenue from our traditional and land-based wireless products in fiscal year 2021.

In light of current market conditions, the inventory balances in our Oil and Gas Markets business segment at December 31, 2020 continued to exceed levels we consider appropriate for the current level of product demand.  While we are aggressively working to reduce these legacy inventory balances, we are also adding new inventories for new wireless product developments and for other product demand in our Adjacent Markets segment.  During periods of excessive inventory levels, our policy has been, and will continue to be, to record obsolescence expense as we experience reduced product demand and as our inventories continue to age.  If difficult market conditions continue for the products in our Oil and Gas Markets segment, we expect to record additional inventory obsolescence expense in fiscal year 2021 and beyond until product demand and/or resulting inventory turnover return to acceptable levels.

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

As of the date of this filing, our operations have, for the most part, remained open globally and the impact of the effects of COVID-19 to our personnel and operations has been limited.  We have experienced lower than expected sales in our Oil and Gas Markets and Adjacent Markets segments (despite the growth in revenue this quarter compared to the same prior year quarter) and a reduction in demand for the rental of our OBX marine nodal products, which we believe is primarily the result of the pandemic.  We have also experienced a reduction in demand for certain products and difficulty with field employees and salespeople traveling domestically and abroad to conduct our business.

The recent increases in oil and gas prices may not be long lived and we could see a return to lower pricing which could be intensified and prolonged by the COVID-19 pandemic, increasing the risk and financial stress placed on our customers.  We cannot reasonably estimate the length or severity of this pandemic, or the extent to which COVID-19 will affect our business, financial condition and results of operations in fiscal year 2021 and beyond.

Cost Reduction Initiative

In July 2020, we initiated a program to reduce operating and manufacturing expenses in light of decreased demand for products in our Oil and Gas Markets and Adjacent Markets segments.  The program is expected to produce approximately $2.0 million of annualized cash savings.  The cost reductions were primarily realized through a reduction of employees from our workforce.  In connection with the workforce reductions, we incurred $0.9 million of termination costs in our fourth quarter of fiscal year 2020.  The termination costs were recorded to both cost of revenue and operating expenses in the consolidated statement of operations.  There are no outstanding liabilities related to this program as of December 31, 2020.

Three months ended December 31, 2020 compared to the three months ended December 31, 2019

Consolidated revenue for the three months ended December 31, 2020 was $28.5 million, an increase of $10.8 million, or 60.7%, from the corresponding period of the prior fiscal year.  The increase was primarily due to (i) revenue of $8.8 million recognized from our Emerging Markets segment related to our contract with the CBP, which was awarded to us in fiscal year 2020, (ii) an increase in wireless exploration product sales from our Oil and Gas Markets segment, primarily due to a large sale of OBX rental equipment to the former lessee of the equipment and (iii) an increase in demand for our industrial products in our Adjacent Markets segment.  The increase in revenue was partially offset by (i) a decrease in rental revenue from our OBX marine nodal products primarily due to rental equipment sale and lower utilization of our OBX rental fleet and (ii) a decrease in demand for our traditional exploration products from our Oil and Gas Markets segment.

Consolidated gross profit for the three months ended December 31, 2020 was $6.7 million, an increase of $4.3 million, or 169.3%, from the corresponding period of the prior fiscal year.  The increase in gross profit was primarily due to (i) revenue recognized on our contract with the CBP and (ii) revenue from the large sale of OBX rental equipment.  The increase was partially offset by the decrease in wireless product rental revenue.

Consolidated operating expenses for the three months ended December 31, 2020 were $8.2 million, a decrease of $2.1 million, or 20.7%, from the corresponding period of the prior fiscal year.  The decrease was primarily due to (i) a $0.6 million decrease in personnel costs related to our cost reduction program initiated in the third quarter of fiscal year 2020, (ii) a $0.7 million net non-cash decrease in the estimated fair value of contingent earn-out consideration related to our Quantum and OptoSeis® acquisitions, (iii) a $0.4 million decrease in research and development project costs and (iv) a $0.4 million reduction in other general business expenses related to our business operations.

Consolidated other income (loss) for the three months ended December 31, 2020 was $0.5 million compared to $(39,000) from the corresponding period of the prior fiscal year.  The increase was primarily caused by an increase in interest income and foreign exchange gains.

Consolidated income tax expense for the three months ended December 31, 2020 was $0.1 million compared to $1.4 million from the corresponding period of the prior fiscal year.  This decrease in income tax expense was primarily the result of a decrease in rental revenue earned in foreign jurisdictions requiring tax withholding.  We are currently unable to record any tax benefits from the tax losses we incur in the U.S., Canada and Russian Federation due to the uncertainty surrounding our ability to utilize such losses in the future to offset taxable income.

Segment Results of Operations

Oil and Gas Markets

Revenue

Revenue from our Oil and Gas Markets products for the three months ended December 31, 2020 increased $1.3 million, or 10.9%, from the corresponding period of the prior fiscal year.  Our product and rental revenue in this segment were significantly impacted by the COVID-19 pandemic and its impact on worldwide demand for crude oil. The components of this increase included the following:

•

Traditional Exploration Product Revenue – For the three months ended December 31, 2020, revenue from our traditional products decreased $1.4 million, or 57.9% from the corresponding period of the prior fiscal year.  The decrease reflects lower demand for our marine products and a decrease in customer product repair and support service revenue.

•

Wireless Exploration Product Revenue – For the three months ended December 31, 2020, revenue from our wireless exploration products increased $2.8 million, or 31.3%, from the corresponding period of the prior fiscal year.  The increase primarily resulted from a large sale of OBX rental equipment to the former lessee of the equipment. The increase was partially offset by lower rental revenue caused by the sale of the equipment and lower utilization of our OBX rental fleet.

•

Reservoir Product Revenue – For the three months ended December 31, 2020, revenue from our reservoir products decreased $0.2 million, or 86.7%, from the corresponding period of the prior fiscal year.  The decrease was primarily due to lower service revenue.

Operating Loss

Operating loss associated with our Oil and Gas Markets products for the three months ended December 31, 2020 was $6.0 million, compared to $3.9 million from the corresponding period of the prior fiscal year.  The increase in our operating loss was primarily due to (i) a decrease in wireless rental revenue and related gross profits from the rental of our OBX systems and (ii) an increase in unutilized factory costs resulting from lower productivity.  The increase in operating loss was partially offset by (i) a large sale of OBX rental equipment to the former lessee of the equipment and (ii) lower operating expenses resulting from our fiscal year 2020 cost reduction program and a reduction in research and development project costs.

Adjacent Markets

Revenue

Revenue from our Adjacent Markets products for the three months ended December 31, 2020 increased $0.8 million, or 13.1%, from the corresponding period of the prior fiscal year.  The components of this increase included the following:

•

Industrial Product Revenue and Services – For the three months ended December 31, 2020, despite the current COVID-19 pandemic, revenue from our industrial products increased $0.8 million, or 22.6% from the corresponding period of the prior fiscal year.  The increase in revenue was primarily due to higher demand for water meter products and contract manufacturing services.  While we experienced an increase in the demand for products during the three months ended December 31, 2020 we cannot reasonably determine if this marks the beginning of a recovery from the impact the COVID-19 for this operating segment.  As a result, we are unable to determine the lasting effect the COVID-19 pandemic will have on the future demand for our industrial products and services.

•

Imaging Product Revenue – For the three months ended December 31, 2020 revenue from our imaging products decreased slightly by $10,000, or 0.4%, from the corresponding period of the fiscal year.  The decrease was primarily due to a lower demand for our film products.  While our imaging product revenue appears to be recovering from the COVID-19 pandemic, we cannot reasonably estimate the impact COVID-19 may have on the future demand for our imaging products.

Operating Income

The operating income from our Adjacent Markets products for the three months ended December 31, 2020 was $1.3 million, an increase of $0.4 million, or 48.1%, from the corresponding period of the prior fiscal year.   The increase in operating income was primarily due to an increase in industrial product revenue.

Emerging Markets

Revenue

Revenue from our Emerging Markets products for the three months ended December 31, 2020 was $8.8 million, compared to $0.1 million from the prior fiscal year.  The increase in revenue was primarily attributable to the recognition of $8.8 million in revenue related our contract with the U.S. Customs and Border Protection (“CBP”).   Quantum was awarded this contract during fiscal year 2020 to provide a technology solution to the Department of Homeland Security.  As of December 31, 2020, unrecognized revenue related to this contract was approximately $1.4 million, the majority of which is expected to be recognized in the second fiscal quarter of 2021.

On January 20, 2021, President Biden ordered a pause on construction of the wall at the U.S. – Mexico border to assess the legality of the funding, contracting methods, as well as the consequences of stopping the construction. It remains uncertain at this time whether the executive order will result in a temporary halt or permanent cessation of the construction.  The new Biden administration may implement new or different policies or take further executive action regarding border security that could change the demand for our perimeter and security products.

Operating Income (Loss)

Operating income from our Emerging Markets products for the three months ended December 31, 2021 was $6.5 million, compared to a loss of $(1.4) million from corresponding period in the prior fiscal year.  The increase was primarily due to revenue and gross profit recognized on our contract with the CBP.  The increase was also due to a non-cash adjustment of $0.8 million related to a decrease in the estimated fair value of contingent earn-out consideration related to our Quantum acquisition.  Since its acquisition in July 2018, Quantum has primarily focused on product development activities, and the marketing of its technologies to government agencies and other end users.

Liquidity and Capital Resources

At December 31, 2020, we had approximately $33.7 million in cash and cash equivalents.  For the three month ended December 31, 2020, we generated $2.3 million of cash from operating activities.  Our net loss of $1.1 million was offset by net non-cash charges of $5.7 million resulting from deferred income taxes, depreciation, amortization, inventory obsolescence, stock-based compensation, bad debt expense and changes in the estimated fair value of contingent consideration.  Other sources of cash included (i) a $5.1 million decrease in trade and other receivables primarily due to collections from a significant customer, (ii) a $4.1 million increase in accounts payable resulting from the timing of vendor payments and (iii) a $0.3 million increase in deferred revenue and other liabilities.  Offsetting these sources of cash were (i) the removal of a $4.1 million gross profit from the sale of used rental equipment, (ii) a $4.3 million increase in unbilled receivables related to our contract with CBP, (iii) a $2.1 million increase in inventories and (iv) a $1.4 million increase in deferred cost of revenue and other assets primarily due to the prepayment of annual insurance premiums.

For the three months ended December 31, 2020, we used cash of $0.5 million in investing activities.  Uses of cash included $0.6 million for additions to our property, plant and equipment.  Uses of cash were partially offset by $0.1 million of proceeds from the sale of rental equipment. We expect our cash investments in property, plant and equipment during fiscal year 2021 to be approximately $5 million.  We anticipate that our cash investments into our rental fleet during fiscal year 2021 will primarily be dependent on demand for our OBX marine rental equipment.  Our capital expenditures are expected to be funded from our cash on hand, internal cash flows, cash flows from our rental contracts or, if necessary, borrowings under our credit agreement.

For the three months ended December 31, 2020, we used $0.8 million from financing activities for the purchase of treasury stock pursuant to a stock buy-back program authorized by our board of directors. The program authorizes us to repurchase up to $5 million of our common stock in open market transactions.  At December 31, 2020, $4.2 million remains available for repurchases under the program.

Since 2014, the oil and gas industry has experienced a sustained downturn due to low oil and gas prices. The unprecedented sharp decline in crude oil prices since February 2020 has further impacted the overall condition of the oil and gas industry, stifling budgets targeted at the oil and gas exploration industry, including the seismic industry.  Prior to this downturn we saw some signs of increased seismic activity in certain areas around the world; however, we expect the need for new seismic equipment to remain restrained due to current industry conditions, capital limitations affecting many of our customers and excessive on-hand quantities of under-utilized customer-owned seismic equipment.  Further, we expect product sales of our Oil and Gas Markets products—specifically our legacy land-based traditional and wireless products—to remain low until the oil and gas industry begins to show signs of recovery and exploration-focused seismic activities increase.  Crude oil prices have recently rebounded to February 2020 levels; however, oil and gas pricing and the resultant economic conditions may not recover meaningfully in the long term, and we expect these challenging industry conditions facing our land-based traditional and legacy wireless products will continue in fiscal year 2021.

On July 13, 2020, we received an interest in a senior secured bond from an international seismic marine customer.  Our interest in the bond, which has a face value of $13.0 million, was received in exchange for $13.0 million of unpaid invoices and late fees owed by the customer.   The bond is secured by a third in line lien on the assets owned by the customer and has an 8% interest rate with bi-annual interest and possible principal payments based on excess available cash flow.  Interest payments can be made either in cash or in-kind payments in the form of additional debt security.  In-kind interest payments require an 8.8% interest rate.  The bond matures on July 13, 2022.  The bond is listed on the Oslo Alternative Bond Market; however, the actual marketability is unknown at this time.  Based on the distressed financial condition of the customer, we believed the fair value of the bond was nominal. In January 2021, we sold the bond for $0.3 million cash pursuant to a purchase agreement (the “Agreement”) entered into with a third party (the “Buyer”).  Pursuant to the Agreement, we will also receive additional cash compensation of $2.4 million from the Buyer if certain terms and conditions between the Buyer and our customer are met by December 31, 2021.  In the event these terms and conditions are not met, we have the option to repurchase the bond from the Buyer for one dollar ($1.00).

During the first quarter of fiscal year 2021, we entered into a $13.2 million short-term promissory note with a customer related to the sale of rental equipment and an outstanding receivable balance.   The note bears interest at 8% per annum and is due on or before March 31, 2021.  Principal payments due under the note of $6.0 million were received from the customer in January 2021.

Our available cash and cash equivalents totaled $33.7 million at December 31, 2020, which included $5.0 million of cash and cash equivalents held by our foreign subsidiaries and branch offices.  The 2017 Tax Act creates new taxes on certain foreign earnings and also requires companies to pay a one-time transition tax on undistributed earnings of their foreign subsidiaries which were previously tax deferred.  We have determined that we are not required to pay any transition tax on the undistributed earnings of our foreign subsidiaries since we had no accumulated foreign earnings on a consolidated basis.

Our credit agreement allows for borrowings of up to $30.0 million with such amounts available for borrowing determined by a borrowing base.  In November 2019, we amended  the credit agreement to (i) extend the maturity date from April 2020 to April 2022, (ii) increase the unencumbered liquid assets covenant threshold from $5 million to $10 million commencing with the fiscal quarter ending December 31, 2020 and for each fiscal quarter thereafter, (iii) increase the tangible net worth requirement from $140 million to $145 million commencing with the fiscal quarter ending December 31, 2020 and for each fiscal quarter thereafter and (iv) remove the requirement that we obtain the consent of Frost Bank prior to paying dividends or repurchasing stock so long as we are in compliance with the covenants of the credit agreement. Our tangible net worth as defined in the credit agreement was $148 million as of December 31, 2020.  Although, we have no amounts outstanding under our credit agreement, we continue to monitor our compliance with the covenants in our credit agreement in order to maintain flexibility.  Should we fall below the required covenant amount, we may seek to amend our credit agreement or seek an alternative credit agreement in the future in order to maintain this flexibility.  Should we need to amend the facility or seek an alternative credit facility, we may not be able to obtain as favorable terms as the current agreement.

At December 31, 2020, we had no outstanding borrowings under the credit agreement and our borrowing availability under the credit facility as of December 31, 2020 was $14.7 million.  At December 31, 2020, we were in compliance with all covenants under the credit agreement.  We currently do not anticipate the need to borrow under the credit agreement; however, we may be required to do so if circumstances change.

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

Contractual Obligations

Contingent Consideration

We recorded an initial contingent earn-out liability of $7.7 million in connection with our July 2018 acquisition of Quantum.   Subsequent to the acquisition, we reduced the estimated contingent earn-out liability to $5.0 million as of December 31, 2020.  Contingent payments, if any, may be paid in the form of cash or Company stock and will be derived from eligible revenue generated during the four-year post-acquisition period ending in July 2022.   We made cash earn-out payments of $0.1 million in fiscal year 2020.   The maximum amount of contingent payments is $23.5 million.

We recorded an initial contingent earn-out liability of $4.3 million in connection with our November 2018 acquisition of all the intellectual property and related assets of the OptoSeis® fiber optic sensing technology.  Subsequent to the acquisition, we increased the estimated contingent earn-out liability to $5.3 million as of December 31, 2020.  Contingent cash payments, if any, will be derived from eligible revenue generated during a five-and-a-half year post-acquisition earn-out period ending in May 2024.  No payments have been made to date related to the continent earn-out liability.  The maximum amount of contingent payments is $23.2 million.

 We review and assess the fair value of our contingent earn-out liabilities on a quarterly basis.   See Note 13 to our consolidated financial statements in this Quarterly Report on Form 10-Q for more information on our contractual contingencies.

Critical Accounting Policies

During the three months ended December 31, 2020, there has been no material change to our critical accounting policies discussed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

Recent Accounting Pronouncements

Please refer to Note 1 to our consolidated financial statements contained in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item, in accordance with Item 305(e) of Regulation S-K.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including the CEO and CFO, as of December 31, 2020, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases of common stock of the Company made during the three months ended December 31, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
October 1, 2020 through October 31, 2020	—	$—	—	$5,000,000
November 1, 2020 through November 30, 2020	—	—	—	5,000,000
December 1, 2020 through December 31, 2020	117,637	6.99	117,637	4,172,319

(1) On November 19, 2020, the Company announced that its board of directors authorized a stock buy-back program which authorized the Company to repurchase up to $5 million shares of its common stock in open market transactions.  Common stock repurchases will be made in accordance with applicable federal securities laws, and could include repurchases pursuant to Rule 10b5-1 trading plans, which allows stock repurchases when the Company might otherwise be precluded from doing so. The repurchase program has no time limit, does not obligate the Company to acquire a specified number of shares and may be modified, suspended or discontinued at any time at the Company’s discretion.

Item 6.   Exhibits

The following exhibits are filed with this Report on Form 10-Q or are incorporated by reference

3.1

Amended and Restated Certificate of Formation of Geospace Technologies Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed May 8, 2015).

3.2	Amended and Restated Bylaws of Geospace Technologies Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed August 8, 2019).
10.1

Second Amendment, effective November 17, 2020, to Employment Agreement dated as of August 1, 1997, between the Company and Michael J. Sheen (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-K filed November 23, 2020).

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets at December 31, 2020 and September 30, 2020, (ii) the Consolidated Statements of Operations for the three months ended December 31, 2020 and 2019, (iii) the Consolidated Statements of Comprehensive Loss for the three months ended  December 31, 2020 and 2019, (iv) the Consolidated Statements of Stockholders’ Equity for the three months ended December 31, 2020 and 2019, (v) the Consolidated Statements of Cash Flows for the three months ended December 31, 2020 and 2019 and (vi) Notes to Consolidated Financial Statements.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020 formatted in Inline XBRL.

* Filed with this Quarterly Report on Form 10-Q

** Furnished with this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEOSPACE TECHNOLOGIES CORPORATION

Date:	February 4, 2021	By:	/s/ Walter R. Wheeler
Walter R. Wheeler, President
and Chief Executive Officer
(duly authorized officer)

Date:	February 4, 2021	By:	/s/ Robert L. Curda
Robert L. Curda, Vice President,
Vice President, Chief Financial Officer and Secretary
(principal financial officer)