Form 10-Q
period 2021-06-30
GEOSPACE TECHNOLOGIES CORP
filed 2021-08-06
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2021 OR

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

As of July 31, 2021, the registrant had 13,202,343 shares of common stock, $0.01 par value per share outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except share amounts)

(unaudited)

	June 30, 2021	September 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$20,070	$32,686
Short-term investments	9,900	—
Trade accounts and financing receivables, net	18,981	13,778
Unbilled receivables	1,561	—
Inventories, net	15,170	16,933
Asset held for sale	606	587
Prepaid expenses and other current assets	1,951	953
Total current assets	68,239	64,937

Non-current financing receivables	2,154	—
Non-current inventories, net	18,151	16,930
Rental equipment, net	41,862	54,317
Property, plant and equipment, net	29,449	29,874
Operating right-of-use assets	1,249	—
Goodwill	4,337	4,337
Other intangible assets, net	7,032	8,331
Deferred cost of revenue and other assets	238	8,119
Total assets	$172,711	$186,845

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable trade	$2,973	$1,593
Contingent consideration	2,317	—
Operating lease liabilities	221	—
Deferred revenue and other current liabilities	8,766	8,753
Total current liabilities	14,277	10,346

Non-current contingent consideration	6,932	10,962
Non-current operating lease liabilities	1,073	—
Non-current deferred revenue and other liabilities	26	4,567
Total liabilities	22,308	25,875

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $.01 par value, 20,000,000 shares authorized; 13,739,096 and
13,670,639 shares issued, respectively; and 13,315,097 and 13,670,639 shares
outstanding, respectively	137	137
Additional paid-in capital	92,475	90,965
Retained earnings	77,545	86,566
Accumulated other comprehensive loss	(16,166)	(16,698)
Treasury stock, at cost, 423,999 shares at June 30, 2021	(3,588)	—
Total stockholders’ equity	150,403	160,970
Total liabilities and stockholders’ equity	$172,711	$186,845

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenue:
Products	$17,679	$6,975	$66,005	$25,575
Rental	5,404	15,728	9,430	40,740
Total revenue	23,083	22,703	75,435	66,315
Cost of revenue:
Products	12,907	8,660	47,492	28,285
Rental	4,549	5,979	14,744	19,564
Total cost of revenue	17,456	14,639	62,236	47,849

Gross profit	5,627	8,064	13,199	18,466

Operating expenses:
Selling, general and administrative	5,243	5,704	16,075	17,767
Research and development	3,658	4,014	10,943	12,535
Change in estimated fair value of contingent consideration	(795)	662	(1,713)	1,634
Bad debt expense (recovery)	(40)	248	(32)	406
Total operating expenses	8,066	10,628	25,273	32,342

Loss from operations	(2,439)	(2,564)	(12,074)	(13,876)

Other income (expense):
Interest expense	—	(8)	—	(31)
Interest income	151	574	1,284	924
Gain on investments, net	1,727	—	1,996	—
Foreign exchange gains (losses), net	(49)	307	64	283
Other, net	(8)	(21)	(3)	(78)
Total other income, net	1,821	852	3,341	1,098

Loss before income taxes	(618)	(1,712)	(8,733)	(12,778)
Income tax expense	169	573	288	2,600
Net loss	$(787)	$(2,285)	$(9,021)	$(15,378)

Loss per common share:
Basic	$(0.06)	$(0.17)	$(0.67)	$(1.14)
Diluted	$(0.06)	$(0.17)	$(0.67)	$(1.14)

Weighted average common shares outstanding:
Basic	13,353,254	13,545,340	13,464,177	13,517,387
Diluted	13,353,254	13,545,340	13,464,177	13,517,387

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net loss	$(787)	$(2,285)	$(9,021)	$(15,378)
Other comprehensive income (loss):
Change in unrealized losses on available-for-sale securities, net of tax	(6)	—	(9)	—
Foreign currency translation adjustments	278	(235)	541	(686)
Total other comprehensive income (loss)	272	(235)	532	(686)
Total comprehensive loss	$(515)	$(2,520)	$(8,489)	$(16,064)

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED JUNE 30, 2021 AND 2020

(in thousands, except share amounts)

(unaudited)

	Common Stock				Accumulated
			Additional		Other
	Shares		Paid-In	Retained	Comprehensive	Treasury
	Outstanding	Amount	Capital	Earnings	Loss	Stock	Total
Balance at October 1, 2020	13,670,639	$137	$90,965	$86,566	$(16,698)	$—	$160,970
Net loss	—	—	—	(1,050)	—	—	(1,050)
Other comprehensive income	—	—	—	—	197	—	197
Issuance of common stock pursuant to the vesting of restricted stock units	57,332	—	—	—	—	—	—
Purchase of treasury stock	(117,637)	—	—	—	—	(828)	(828)
Stock-based compensation	—	—	548	—	—	—	548
Balance at December 31, 2020	13,610,334	137	91,513	85,516	(16,501)	(828)	159,837

Net loss	—	—	—	(7,184)	—	—	(7,184)
Other comprehensive income	—	—	—	—	63	—	63
Issuance of common stock pursuant to the vesting of restricted stock units	13,500	—	—	—	—	—	—
Forfeiture of restricted stock	(375)	—	—	—	—	—	—
Purchase of treasury stock	(157,551)	—	—	—	—	(1,500)	(1,500)
Stock-based compensation	—	—	479	—	—	—	479
Balance at March 31, 2021	13,465,908	137	91,992	78,332	(16,438)	(2,328)	151,695

Net loss	—	—	—	(787)	—	—	(787)
Other comprehensive income	—	—	—	—	272	—	272
Forfeiture of restricted stock	(2,000)	—	—	—	—	—	—
Purchase of treasury stock	(148,811)	—	—	—	—	(1,260)	(1,260)
Stock-based compensation	—	—	483	—	—	—	483
Balance at June 30, 2021	13,315,097	$137	$92,475	$77,545	$(16,166)	$(3,588)	$150,403

Balance at October 1, 2019	13,630,666	$136	$88,660	$105,808	$(15,757)	$—	$178,847
Net loss	—	—	—	(9,282)	—	—	(9,282)
Other comprehensive income	—	—	—	—	566	—	566
Issuance of common stock pursuant to the vesting of restricted stock units	30,823	1	—	—	—	—	1
Stock-based compensation	—	—	590	—	—	—	590
Balance at December 31, 2019	13,661,489	137	89,250	96,526	(15,191)	—	170,722

Net loss	—	—	—	(3,811)	—	—	(3,811)
Other comprehensive loss	—	—	—	—	(1,017)	—	(1,017)
Forfeiture of restricted stock	—	—	—	—	—	—	—
Issuance of common stock pursuant to the vesting of restricted stock units	3,500	—	—	—	—	—	—
Stock-based compensation	—	—	533	—	—	—	533
Balance at March 31, 2020	13,664,989	137	89,783	92,715	(16,208)	—	166,427

Net loss	—	—	—	(2,285)	—	—	(2,285)
Other comprehensive income	—	—	—	—	(235)	—	(235)
Forfeiture of restricted stock	(375)	—	—	—	—	—	—
Stock-based compensation	—	—	559	—	—	—	559
Balance at June 30, 2020	13,664,614	$137	$90,342	$90,430	$(16,443)	$-	$164,466

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	June 30, 2021	June 30, 2020
Cash flows from operating activities:
Net loss	$(9,021)	$(15,378)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income tax expense (benefit)	(3)	195
Rental equipment depreciation	11,332	13,643
Property, plant and equipment depreciation	2,956	3,029
Amortization of intangible assets	1,299	1,299
Accretion of discounts on short-term investments	45	—
Stock-based compensation expense	1,510	1,682
Bad debt expense (recovery)	(32)	406
Inventory obsolescence expense	1,702	2,853
Change in estimate of collectability of rental revenue	—	7,993
Change in estimated fair value of contingent consideration	(1,713)	1,634
Gross profit from sale of used rental equipment	(6,546)	(698)
Loss (gain) on disposal of property, plant and equipment	6	(151)
Realized gain on sale of investments, net	(1,996)	—
Effects of changes in operating assets and liabilities:
Trade accounts and notes receivables	(4,621)	2,059
Unbilled receivables	(1,561)	—
Inventories	(4,920)	898
Deferred cost of revenue and other assets	6,756	(8,178)
Accounts payable trade	1,372	(1,654)
Deferred revenue and other liabilities	(4,080)	2,811
Net cash provided by (used in) operating activities	(7,515)	12,443

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,451)	(2,559)
Proceeds from the sale of property, plant and equipment	3	204
Investment in rental equipment	(1,528)	(5,448)
Proceeds from the sale of used rental equipment	9,994	3,258
Purchases of short-term investments	(10,844)	—
Proceeds from the sale of short-term investments	1,100	—
Proceeds from sale of investment in debt security	2,069	—
Net cash used in investing activities	(1,657)	(4,545)

Cash flows from financing activities:
Purchase of treasury stock	(3,588)	—
Net cash used in financing activities	(3,588)	—

Effect of exchange rate changes on cash	144	(154)
Increase (decrease) in cash and cash equivalents	(12,616)	7,744
Cash and cash equivalents, beginning of fiscal year	32,686	18,925
Cash and cash equivalents, end of fiscal period	$20,070	$26,669

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$31
Cash paid for income taxes	284	2,454
Inventory transferred to rental equipment	3,777	6,220

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.   Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet of Geospace Technologies Corporation and its subsidiaries (the “Company”) at September 30, 2020 was derived from the Company’s audited consolidated financial statements at that date.  The consolidated balance sheet at June 30, 2021 and the consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the three and nine months ended June 30, 2021 and 2020 were prepared by the Company without audit.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows were made.  All intercompany balances and transactions have been eliminated.  The results of operations for the three and nine months ended June 30, 2021 are not necessarily indicative of the operating results for a full year or of future operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity at the time of purchase of three months or less to be cash equivalents.  At June 30, 2021, cash and cash equivalents included $5.6 million held by the Company’s foreign subsidiaries and branch offices.  If the Company were to repatriate the cash held by its foreign subsidiaries, it could be required to accrue and pay taxes on any amount repatriated. The Tax Cut and Jobs Act (“2017 Tax Act”) creates new taxes on certain foreign earnings and also requires entities to pay a one-time transition tax on undistributed earnings of their foreign subsidiaries which were previously tax deferred.  The Company has determined it is not required to pay transition tax on the undistributed earnings of its foreign subsidiaries since it had no accumulated foreign earnings on a consolidated basis.

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

During the third quarter of fiscal year 2020, the Company was awarded a $10.5 million contract (inclusive of a subsequent contract amendment of $0.3 million) with the U.S. Customs and Border Protection (the “CBP”) to provide a technology solution to the Department of Homeland Security.  Revenue recognized under the contract for fiscal year 2020 and for the nine months ended June 30, 2021 was $0.3 million and $9.9 million, respectively.  The Company had unbilled receivables of $1.5 million at June 30, 2021 under this contract.  Unrecognized revenue for unsatisfied performance obligations on this contract at June 30, 2021 was approximately $0.3 million.  The Company anticipates the revenue on the remaining performance obligation on this contract will be recognized in fiscal year 2021.  Unsatisfied performance obligations on all other contracts held by the Company at June 30, 2021 had an original duration of one year or less.

At June 30, 2021, the Company had no deferred contract costs or deferred contract liabilities.  At September 30, 2020, the Company had no deferred contract costs and $0.2 million deferred contract liabilities, which are included in current liabilities on the Company’s consolidated balance sheet as a component of deferred revenue and other liabilities.  During the three and nine months ended June 30, 2021, no revenue and $0.2 million, respectively, was recognized from deferred contract liabilities.  During the three and nine months ended June 30, 2020, no revenue was recognized from deferred contract liabilities. No cost of revenue was recognized from deferred contract costs for the three and nine months ended June 30, 2021 and 2020.

During the second quarter of fiscal year 2020, the Company partially financed a $12.5 million product sale by entering into a $10.0 million promissory note with the customer.  The note has a three-year term with monthly principal and interest payments of $0.3 million.  Due to the financial condition of the customer, the Company had concerns over the probable collectability of the promissory note. As a result, the Company did not recognize any revenue or cost of revenue on the product sale through its first quarter of fiscal year 2021. During the second quarter of fiscal year 2021, as a result of new information received from the customer, management determined that it is probable that the customer will satisfy its remaining payment obligations on the promissory note with the Company and recognized revenue of $12.5 million on the product sale.  The customer is current on its payment obligations and has made payments totaling $7.0 million (exclusive of interest) as of June 30, 2021 related to the product sale.

For each of the Company’s operating segments, the following table presents revenue only from the sale of products and the performance of services under contracts with customers (in thousands).  Therefore, the table excludes all revenue earned from rental contracts.

	Three Months Ended		Nine Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Oil and Gas Markets
Traditional exploration product revenue	$1,949	$1,162	$3,736	$4,749
Wireless exploration product revenue	4,264	453	26,923	1,336
Reservoir product revenue	1,071	187	1,565	704
Total revenue	7,284	1,802	32,224	6,789

Adjacent Markets
Industrial product revenue	6,451	3,403	15,835	11,185
Imaging product revenue	2,883	1,682	7,923	7,044
Total revenue	9,334	5,085	23,758	18,229

Emerging Markets
Revenue	1,061	88	10,023	557

Total	$17,679	$6,975	$66,005	$25,575

See Note 13 for more information on the Company’s operating segments.

For each of the geographic areas where the Company operates, the following table presents revenue (in thousands) from the sale of products and services under contracts with customers.  The table excludes all revenue earned from rental contracts:

	Three Months Ended		Nine Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Asia	$4,088	$925	$16,554	$2,200
Canada	279	509	1,167	1,776
Europe	3,223	1,193	6,102	3,865
United States	9,401	4,087	40,820	16,868
Other	688	261	1,362	866
Total	$17,679	$6,975	$66,005	$25,575

Revenue is attributable to countries based on the ultimate destination of the product sold, if known.  If the ultimate destination is not known, revenue is attributable to countries based on the geographic location of the initial shipment.

3.   Investments

Short-term Investments

The Company classifies its short-term investments as available-for-sale securities.  Available-for-sale securities are carried at fair market value with net unrealized gains and losses reported as a component of accumulated other comprehensive loss in stockholders’ equity.  For each of the three and nine months ended June 30, 2021, the Company realized losses of $1,000 from the sale of short-term investments.  No gains or losses were realized during the three and nine months ended June 2020 from the sale of short-term investments.

The Company’s short-term investments were composed of the following (in thousands):

	As of June 30, 2021 (in thousands)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate bonds	$9,909	$—	$(9)	$9,900

The Company had no short-term investments at September 30, 2020.

The Company’s short-term investments had contractual maturities ranging from September 2021 to September 2022.

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

During the third quarter of fiscal year 2021, the Company agreed to a reduction to the additional cash compensation required from the Buyer to obtain full rights to the bond from $2.4 million to $1.8 million.   In June 2021, the Company received the $1.8 million from the Buyer and relinquished all rights to the bond.  The Company recognized a $1.7 million gain on the sale of the bond during the third quarter of fiscal year 2021.

4.   Fair Value of Financial Instruments

The Company’s financial instruments generally include cash and cash equivalents, short-term investments, trade accounts, financing receivables and accounts payable.  Due to the short-term maturities of cash and cash equivalents, trade accounts, financing receivables and accounts payable, the carrying amounts of these financial instruments are deemed to approximate their fair value on the respective balance sheet dates.  The valuation technique used to measure the fair value of the contingent consideration was derived from models utilizing market observable inputs.

The Company measures its short-term investments and contingent consideration at fair value on a recurring basis.

The following tables present the fair value of the Company’s short-term investments and contingent consideration by valuation hierarchy and input (in thousands):

	As of June 30, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)	Totals
Short-term investments:
Corporate bonds	$9,900	$—	$—	$9,900
Total assets	$9,900	$—	$—	$9,900

Contingent consideration liabilities:
Current portion	—	—	(2,317)	(2,317)
Non-current portion	—	—	(6,932)	(6,932)
Total liabilities	$—	$—	$(9,249)	$(9,249)

	As of September 30, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)	Totals
Non-current contingent consideration	$—	$—	$(10,962)	$(10,962)

The following table summarizes changes in the fair value of the Company’s Level 3 financial instruments for the nine months ended June 30, 2021:

Balance at October 1, 2020	$10,962
Fair value adjustments	(697)
Balance at December 31, 2020	10,265
Fair value adjustments	(221)
Balance at March 31, 2021	10,044
Fair value adjustments	(795)
Balance at June 30, 2021	$9,249

Adjustments to the fair value of the contingent consideration are based on Monte Carlo simulations or the probability-weighted expected return method utilizing inputs which include market comparable information and management assessments regarding potential future scenarios.  The Company believes its estimates and assumptions are reasonable, however, there is significant judgment involved.

5.   Trade Accounts and Financing Receivables

Trade accounts receivable, net (excluding notes receivable) are reflected in the following table (in thousands):

	June 30, 2021	September 30, 2020
Trade accounts receivable	$12,966	$14,090
Allowance for doubtful accounts	(482)	(496)
Total	$12,484	$13,594

The allowance for doubtful accounts represents the Company’s best estimate of probable credit losses.  The Company determines the allowance based upon historical experience and a current review of its trade accounts receivable balances.  Trade accounts receivable balances are charged off against the allowance whenever it is probable that the receivable balance will not be recoverable.

Financing receivables are reflected in the following table (in thousands):

	June 30, 2021	September 30, 2020
Promissory notes	$5,708	$184
Sales-type lease	2,974	—
Total financing receivables	$8,682	184
Unearned income:
Sales-type lease	$(31)	—
Total unearned income	$(31)	—
Total financing receivables, net of unearned income	8,651	184
Less current portion	(6,497)	(184)
Non-current notes receivable	$2,154	$—

Promissory notes receivable are generally collateralized by the products sold, and bear interest at rates ranging up to 8% per year.  The promissory notes receivable mature at various times through January 2023.  The Company has, on occasion, extended or renewed notes receivable as they mature, but there is no obligation to do so.

During the second quarter of fiscal year 2020, the Company partially financed a $12.5 million product sale by entering into a $10.0 million promissory note with the customer.  The note has a three-year term with monthly principal and interest payments of $0.3 million.  Due to the financial condition of the customer, the Company had concerns over the probable collectability of the promissory note.  As a result, the promissory note was not reflected on the Company’s consolidated balance sheet through its first quarter of fiscal year 2021. During the second quarter of fiscal year 2021, as a result of a new information received from the customer, management determined that it is probable that the customer will satisfy its remaining payment obligations to the Company and recognized the promissory note on its consolidated balance sheet as of March 31, 2021.  See Note 2 for more information on this matter.

During the first quarter of fiscal year 2021, the Company entered into a $13.2 million short-term promissory note with a customer related to the sale of rental equipment and an outstanding receivable balance.   The note, which bore interest at 5% per annum, was paid during the three months ended March 31, 2021.

During the third quarter of fiscal year 2021, the Company entered into a sales-type lease with a customer on land-based wireless seismic equipment from its rental fleet.  The lease has a term of six months.   Future minimum payments required under the lease at June 30, 2021 were $3.0 million, including $31,000 of unearned income.  The future minimum leases payments of $2.0 million and $1.0 million are due in fiscal year 2021 and 2022, respectively.  Interest income related to the lease of $12,000 was recognized for the three and nine months ended June 30, 2021.  The ownership of the equipment will transfer to the customer at the end of the lease term.

6.   Inventories

Inventories consist of the following (in thousands):

	June 30, 2021	September 30, 2020
Finished goods	$19,481	$20,798
Work in process	4,428	984
Raw materials	44,530	47,041
Obsolescence reserve	(35,118)	(34,960)
	33,321	33,863
Less current portion	(15,170)	(16,933)
Non-current portion	$18,151	$16,930

Raw materials include semi-finished goods and component parts that totaled approximately $22.7 million and $24.3 million at June 30, 2021 and September 30, 2020, respectively.

7.  Leases

As Lessee

The Company has elected not to record operating right-of-use assets or operating lease liabilities on its consolidated balance sheet for leases having a minimum term of 12 months or less.  Such leases are expensed on a straight-line basis over the lease term.  Variable lease payments are excluded from the measurement of operating right-of-use assets and operating lease liabilities and are recognized in the period in which the obligation for those payments is incurred.  As of June 30, 2021, the Company has two operating right-of-use assets related to leased facilities in Austin, Texas and Cocoa Beach, Florida.

Maturities of the operating lease liabilities as of June 30, 2021 were as follows: (in thousands):

For fiscal years ending September 30,
2021 (remainder)	$69
2022	262
2023	270
2024	278
2025	186
Thereafter	356
Future minimum lease payments	1,421
Less interest	127
Present value of minimum lease payments	1,294
Less current portion	(221)
Long-term portion	$1,073

Lease costs recognized in the consolidated statements of operations for the three and nine months ended June 30, 2021 and 2020 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Right-of-use operating lease costs	$67	$38	$178	$113
Short-term lease costs	52	78	192	229
Total	$119	$116	$370	$342

 Right-of-use operating lease costs and short-term lease costs are included as a component of total operating expenses.

Other information related to operating leases is as follows (in thousands):

	Nine Months Ended
	June 30, 2021	June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$142	$123
Operating lease assets obtained in exchange for new lease liabilities	1,336	219

Weighted average remaining lease term	5.8 years	0.8 year
Weighted average discount rate	3.25%	5.00%

The discount rate used on the operating right-of-use assets represented the Company’s incremental borrowing rate at lease inception.

As Lessor

The Company leases equipment to customers primarily for terms of six months or less.  The majority of the Company’s rental revenue is generated from its marine-based wireless seismic data acquisition system.

All of the Company’s leasing arrangements as lessor are classified as operating leases, except for one sales-type lease.  See Note 5 for more information on the Company’s sales-type lease.

The Company regularly evaluates the collectability of its lease receivables on a lease by lease basis.  The evaluation primarily consists of reviewing past due account balances and other factors such as the credit quality of the customer, historical trends of the customer and current economic conditions.  The Company suspends revenue recognition when the collectability of amounts due are no longer probable and concurrently records a direct write-off of the lease receivable to rental revenue and limits future rental revenue recognition to cash received.  As of June 30, 2021, the Company’s trade accounts receivables included lease receivables of $4.8 million.

Rental revenue for the three and nine months ended June 30, 2021 was $5.4 million and $9.4 million, respectively.  Rental revenue for the three and nine months ended June 30, 2020 was $15.7 million and $40.7 million, respectively.

At June 30, 2021, future minimum lease obligations due from the Company’s leasing customers on operating leases (all in fiscal year 2021) were $6.4 million.

Rental equipment consisted of the following (in thousands):

	June 30, 2021	September 30, 2020
Rental equipment, primarily wireless recording equipment	$95,665	$114,783
Accumulated depreciation and impairment	(53,803)	(60,466)
	$41,862	$54,317

8.   Asset Held for Sale

The Company owns a property located in Bogotá, Colombia that it is marketing for sale.  The property was used for warehousing its rental equipment operations, product sales and service support to its customers in South America.  The property’s carrying value at June 30, 2021 and September 30, 2020 of $0.6 million is classified as an asset held for sale in the accompanying consolidated balance sheets as of June 30, 2021 and September 30, 2020.  The Company has been marketing the property since the second quarter of fiscal year 2020.  The Company believes the fair market value of the property exceeds its carrying value and that the property will be sold within the next 12-months.

9.   Goodwill and Other Intangible Assets

The Company’s consolidated goodwill and other intangible assets consisted of the following (in thousands):

	Weighted-
	Average
	Remaining Useful
	Lives (in years)	June 30, 2021	September 30, 2020
Goodwill		$4,337	$4,337

Other intangible assets:
Developed technology	15.2	$5,918	$5,918
Customer relationships	1.2	3,900	3,900
Trade names	2.2	1,930	1,930
Non-compete agreements	1.2	170	170
Total other intangible assets	8.3	11,918	11,918
Accumulated amortization		(4,886)	(3,587)
		$7,032	$8,331

The Company’s goodwill is entirely associated with its Emerging Markets reporting unit.  At June 30, 2021, the Company determined there were no triggering events requiring an impairment assessment of its goodwill and other intangible assets.  The Company performs its annual goodwill impairment test in the fourth quarter.  If the Company determines that the future cash flows anticipated to be generated from its Emerging Markets reporting unit will not be sufficient to recover the carrying amount of the reporting unit, it will need to recognize an impairment charge equal to the difference between the carrying amount of the reporting unit and its fair value, not to exceed the carrying amount of the goodwill.

Other intangible assets amortization expense was $0.4 million for each of the three months ended June 30, 2021 and 2020 and $1.3 million for each of the nine months ended June 30, 2021 and 2020.

As of June 30, 2021, future estimated amortization expense of other intangible assets is as follows (in thousands):

For fiscal years ending September 30,
2021 (remainder)	$433
2022	1,624
2023	714
2024	342
2025	329
Thereafter	3,590
$7,032

10.   Stock-Based Compensation

During the nine months ended June 30, 2021, the Company issued 189,950 restricted stock units (“RSUs”) under its 2014 Long Term Incentive Plan, as amended (the “Plan”).  The RSUs issued include both time-based and performance-based vesting provisions.  The weighted average grant date fair value of each RSU was $6.96 per unit.  The grant date fair value of the RSUs was $1.3 million, which will be charged to expense over the next four years as the restrictions lapse.  Compensation expense for RSUs was determined based on the closing market price of the Company’s stock on the date of grant applied to the total number of units that are anticipated to fully vest. Each RSU represents a contingent right to receive one share of the Company’s common stock upon vesting.   As of June 30, 2021, the Company had unrecognized compensation expense of $2.7 million relating to RSUs that is expected to be recognized over a weighted average period of 2.6 years.

As of June 30, 2021, the Company had $0.3 million of unrecognized compensation expense related to restricted stock awards (“RSAs”) that is expected to be recognized over a weighted average period of 0.6 years.

As of June 30, 2021, there were 331,999 RSUs, 46,847 RSAs and 38,800 nonqualified stock options outstanding.

11.   Loss Per Common Share

           The following table summarizes the calculation of net loss and weighted average common shares and common equivalent shares outstanding for purposes of the computation of loss per share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net loss	$(787)	$(2,285)	$(9,021)	$(15,378)
Less: Loss allocable to unvested restricted stock	—	—	—	—
Loss attributable to common shareholders for diluted earnings per share	$(787)	$(2,285)	$(9,021)	$(15,378)
Weighted average number of common share equivalents:
Common shares used in basic loss per share	13,353,254	13,545,340	13,464,177	13,517,387
Common share equivalents outstanding related to stock options and RSUs	—	—	—	—
Total weighted average common shares and common share equivalents used in diluted loss per share	13,353,254	13,545,340	13,464,177	13,517,387
Loss per share:
Basic	$(0.06)	$(0.17)	$(0.67)	$(1.14)
Diluted	$(0.06)	$(0.17)	$(0.67)	$(1.14)

For the calculation of diluted loss per share for the three and nine months ended June 30, 2021, 38,800 stock options and 331,999 non-vested RSUs were excluded in the calculation of weighted average shares outstanding since their impact on diluted loss per share was antidilutive.  For the calculation of diluted loss per share for the three and nine months ended June 30, 2020, 103,100 stock options and 264,375 non-vested RSUs, respectively, were excluded in the calculation of weighted average shares outstanding since their impact on diluted loss per share was antidilutive.

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

The Company recorded an initial contingent earn-out liability of $7.7 million in connection with its July 2018 acquisition of Quantum.   Contingent payments, if any, may be paid in the form of cash or Company stock and will be derived from eligible revenue generated during a four-year earn-out period ending July 2022.  The maximum amount of contingent payments is $23.5 million over the four-year earn-out period.  At September 30, 2020, the contingent earn-out liability was valued at $5.8 million.  During the three and nine months ended June 30, 2021, the Company recorded adjustments of $0.9 million and $1.7 million, respectively, to decrease the liability to an estimated fair value of $4.1 million.  The decrease in the earn-out liability was due to a decrease in projected eligible revenue.  The Company made a cash earn-out payment of $0.1 million in fiscal year 2020 to the former shareholders of Quantum.  The Company plans to make an additional earn-out payment of approximately $2.3 million in the fourth quarter of fiscal year 2021.

The Company recorded an initial contingent earn-out liability of $4.3 million in connection with its November 2018 acquisition of all the intellectual property and related assets of the OptoSeis® fiber optic sensing technology.  Contingent cash payments, if any, will be derived from eligible revenue generated during a five-and-a-half year earn-out period ending in May 2024.  The maximum amount of contingent payments is $23.2 million over the five-and-a-half year earn-out period.  At September 30, 2020, the contingent earn-out liability was valued at $5.2 million.  During the nine months ended June 30, 2021, the Company recorded a net decrease of $17,000 to the liability, maintaining the liability’s estimated value of $5.2 million at June 30, 2021.

 The Company reviews and assesses the fair value of its contingent earn-out liabilities on a quarterly basis.

Operating Leases

The Company leases office space and certain equipment for terms of seven years or less.  As of June 30, 2021, future minimum lease payment obligations were $1.4 million.

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

The following table summarizes the Company’s segment information (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenue:
Oil and Gas Markets	$12,649	$17,509	$41,544	$47,452
Adjacent Markets	9,373	5,106	23,868	18,306
Emerging Markets	1,061	88	10,023	557
Total	$23,083	$22,703	$75,435	$66,315

Income (loss) from operations:
Oil and Gas Markets	$(1,807)	$1,496	$(13,258)	$(1,088)
Adjacent Markets	1,997	605	4,819	2,670
Emerging Markets	(4)	(1,170)	5,286	(5,035)
Corporate	(2,625)	(3,495)	(8,921)	(10,423)
Total	$(2,439)	$(2,564)	$(12,074)	$(13,876)

14.   Income Taxes

Consolidated income tax expense for the three and nine months ended June 30, 2021 was $0.2 million and $0.3 million, respectively.  Consolidated income tax expense for the three and nine months ended June 30, 2020 was $0.6 million and $2.6 million, respectively.  This decrease in fiscal year 2021 income tax expense was primarily the result of a decrease in rental revenue earned in foreign jurisdictions requiring tax withholding. The Company is currently unable to record any tax benefits from the tax losses it incurs in the U.S., Canada and Russian Federation due to the uncertainty surrounding its ability to utilize such losses in the future to offset taxable income.

15.  Risks and Uncertainties

Concentration of Credit Risk

As of June 30, 2021, the Company had combined trade accounts, financing receivables and unbilled receivables from three customers of $5.5 million, $6.1 million and $1.6 million, respectively.  During the three months ended June 30, 2021, the revenue recognized from these three customers was $4.5 million, $0.4 million and $1.0 million, respectively.  During the nine months ended June 30, 2021, revenue recognized from these three customers was $17.3 million, $13.2 million and $9.9 million, respectively.

COVID-19 Pandemic

The ongoing COVID-19 pandemic has spread across the globe and has negatively impacted worldwide economic activity, including the global demand for oil and natural gas, and continues to create challenges in the Company’s markets.  In addition to measures the Company has taken voluntarily, the government authorities in the Company’s markets have taken actions to mitigate the spread of COVID-19, including travel restrictions, border closings, restrictions on public gatherings, stay-at-home orders and other quarantine and isolation measures. Following the initial outbreak of the virus, the Company experienced disruptions in its supply chain, a reduction in demand for certain products, cancellation of rental contracts and difficulty with field employees and salespeople traveling domestically and abroad to conduct the Company’s business. COVID-19 continues to pose the risk that the Company or its employees, contractors, suppliers and customers may be prevented from conducting business activities for an indefinite period of time.   The effort to vaccinate the global population appears to be reducing the effects of COVID-19, but new mutations of the virus and the global unvaccinated population has allowed the continued spread of COVID–19.  COVID-19 and the related mitigation measures have disrupted the Company’s supply chain, resulting in longer lead times in materials available from suppliers and extended the shipping time for these materials to reach the Company’s facilities.  If COVID–19 continues to spread or the response to contain the COVID–19 pandemic is unsuccessful, the Company could experience a material adverse effect on its business, financial condition, results of operations and liquidity.

Decrease in Oil Commodity Price Levels

Demand for many of the Company’s products and the profitability of its operations depend primarily on the level of worldwide oil and gas exploration activity.  Prevailing oil and gas prices, with an emphasis on crude oil prices, and market expectations regarding potential changes in such prices significantly affect the level of worldwide oil and gas exploration activity.  During periods of improved energy commodity prices, the capital spending budgets of oil and natural gas operators tend to expand, which results in increased demand for our customers services leading to increased demand in the Company’s products.  Conversely, in periods when these energy commodity prices deteriorate, capital spending budgets of oil and natural gas operators tend to contract causing demand for the Company’s products to weaken.  Historically, the markets for oil and gas have been volatile and are subject to wide fluctuations in response to changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond its control.  These factors include the level of consumer demand, regional and international economic conditions, weather conditions, domestic and foreign governmental regulations (including those related to climate change), price and availability of alternative fuels, political conditions, instability and hostilities in the Middle East and other significant oil-producing regions, increases and decreases in the supply of oil and gas, the effect of worldwide energy conservation measures and the ability of OPEC to set and maintain production levels and prices of foreign imports.

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

16.   Subsequent Event

On July 2, 2021, the Company acquired 100 percent of the outstanding membership interest of Aquana, LLC, a comprehensive wireless water monitoring and control system provider (“Aquana”).  Aquana will operate as a wholly-owned subsidiary of the Company and reside in the Company’s Adjacent Markets business segment.

The acquisition purchase price for Aquana consisted of an initial cash down payment at closing of approximately $1.4 million, subject to adjustment, and additional contingent cash payments over a six year earn-out period.  The contingent cash payments will be derived from revenue generated during the earn-out period from products and services sold by Aquana.  The fair value of the contingent consideration has not yet been determined.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “could”, “intend”, “expect”, “plan”, “budget”, “forecast”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue”, “evaluating” or similar words.  Statements that contain these words should be read carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other forward-looking information.  Examples of forward-looking statements include, among others, statements that we make regarding our expected operating results, the adoption, results and success of our transaction with Aquana, LLC, future demand for our Quantum security solutions, the adoption and sale of our products in various geographic regions, potential tenders for permanent reservoir monitoring systems, future demand for OBX systems, the completion of new orders for channels of our GCL system, the fulfillment of customer payment obligations, the impact of and the recovery from the impact of the coronavirus (or COVID-19) pandemic, our ability to manage changes and the continued health or availability of management personnel, volatility and direction of oil prices, anticipated levels of capital expenditures and the sources of funding therefor, and our strategy for growth, product development, market position, financial results and the provision of accounting reserves.  These forward-looking statements reflect our current judgment about future events and trends based on the information currently available to us.  However, there will likely be events in the future that we are not able to predict or control.  The factors listed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, as well as other cautionary language in such Annual Report and this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.  Such examples include, but are not limited to, the failure of the Quantum and OptoSeis® or Aquana technology transactions to yield positive operating results, decreases in commodity price levels, and continued adverse impact of COVID-19 which could reduce demand for our products, the failure of our products to achieve market acceptance (despite substantial investment by us), our sensitivity to short term backlog, delayed or cancelled customer orders, product obsolescence resulting from poor industry conditions or new technologies, bad debt write-offs associated with customer accounts, inability to collect on promissory notes, inability to realize value from bonds, lack of further orders for our OBX rental equipment, failure of our Quantum products to be adopted by the border and security perimeter market or a decrease in such market due to governmental changes, and infringement or failure to protect intellectual property.  The occurrence of the events described in these risk factors and elsewhere in this Quarterly Report on Form 10-Q could have a material adverse effect on our business, results of operations and financial position, and actual events and results of operations may vary materially from our current expectations.  We assume no obligation to revise or update any forward-looking statement, whether written or oral, that we may make from time to time, whether as a result of new information, future developments or otherwise.

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

Wireless Products

We have developed multiple versions of a land-based wireless (or nodal) seismic data acquisition system.  Rather than utilizing interconnecting cables as required by most traditional land data acquisition systems, each of our wireless stations operate as an independent data collection system, allowing for virtually unlimited channel configurations.  As a result, our wireless systems require less maintenance, which we believe allows our customers to operate more effectively and efficiently because of its reduced environmental impact, lower weight and ease of operation.  Each wireless station is available in a single-channel or three-channel configuration.  Since its introduction in 2008 and through June 30, 2021, we have sold 484,000 wireless channels and we currently have 74,000 wireless channels in our rental fleet.

We have also developed a marine-based wireless seismic data acquisition system called the OBX.  Similar to our land-based wireless systems, the marine OBX system may be deployed in virtually unlimited channel configurations and does not require interconnecting cables between each station.  Our deepwater versions of the OBX system can be deployed in depths of up to 3,450 meters.  Through June 30, 2021, we have sold 8,400 OBX stations and we currently have 27,000 OBX stations in our rental fleet.

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

Consolidated Results of Operations

We report and evaluate financial information for three segments: Oil and Gas Markets, Adjacent Markets and Emerging Markets.  Summary financial data by business segment follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Oil and Gas Markets
Traditional exploration product revenue	$1,950	$1,169	$3,736	$5,553
Wireless exploration product revenue	9,628	16,069	36,137	41,073
Reservoir product revenue	1,071	271	1,671	826
Total revenue	12,649	17,509	41,544	47,452
Operating income (loss)	(1,807)	1,496	(13,258)	(1,088)
Adjacent Markets
Industrial product revenue	6,451	3,403	15,835	11,185
Imaging product revenue	2,922	1,703	8,033	7,121
Total revenue	9,373	5,106	23,868	18,306
Operating income	1,997	605	4,819	2,670
Emerging Markets
Revenue	1,061	88	10,023	557
Operating income (loss)	(4)	(1,170)	5,286	(5,035)
Corporate
Operating loss	(2,625)	(3,495)	(8,921)	(10,423)
Consolidated Totals
Revenue	23,083	22,703	75,435	66,315
Operating loss	(2,439)	(2,564)	(12,074)	(13,876)

Overview

     In 2014, our Oil and Gas Markets segment experienced a softening in the demand for its traditional exploration products, particularly in North America, as capital budgets for oil and gas producers were trending away from exploration-focused activities toward production and exploitation activities.  During this period oil production in North America’s unconventional shale reservoirs increased, as did oil production from other non-OPEC countries, resulting in an oversupply of crude oil in the world market and a resulting drop in energy prices.  In February 2020, demand decreased again caused by the oversupply of crude oil due to failed OPEC negotiations and, when combined with the impact of the COVID–19 pandemic, led to a dramatic drop in crude oil prices.  These declines in the demand for oil and gas have caused oil and gas exploration and production companies to experience a significant reduction in cash flows, which have resulted in and will likely continue to result in reductions in their capital spending budgets for oil and gas exploration-focused activities, including seismic data acquisition activities.  Our Oil and Gas Markets segment has in recent years experienced strong demand for the rental of our marine wireless nodal products; however, this demand has significantly declined during fiscal year 2021 and could continue to decline in future years as a result of the significant uncertainty in the outlook for oil and gas exploration.  Demand for new land-based seismic equipment in recent fiscal years has remained restrained due to capital limitations affecting many of our customers, along with their excess levels of underutilized equipment. As a result, revenue from the sale and rental of our land-based traditional and wireless products has remained low due to the reduced investment in exploration-focused seismic activities.  Policies implemented by the Biden administration in the United States could also result in decreased demand for our products.  President Biden has announced climate change as a core focus of his administration and that he intends to set the United States on a path to net-zero carbon emissions by 2050. In January of 2021, President Biden implemented a hold on issuing new drilling permits and new oil and gas leasing for federal lands and waters.  The administration may also implement new or amended rules and regulations concerning hydraulic fracturing and emissions from oil and gas sector operations. Crude oil prices have recently rebounded above February 2020 levels; however, oil and gas pricing and the resultant economic conditions may not recover meaningfully in the long term, and we expect these challenging industry conditions will result in decreased revenue from our Oil and Gas Markets segment products for the remainder of fiscal year 2021 and possibly beyond.

In light of current market conditions, the inventory balances in our Oil and Gas Markets business segment at June 30, 2021 continued to exceed levels we consider appropriate for the current level of product demand.  While we are aggressively working to reduce these legacy inventory balances, we are also adding new inventories for new wireless product developments and for other product demand in our Adjacent Markets segment.  During periods of excessive inventory levels, our policy has been, and will continue to be, to record obsolescence expense as we experience reduced product demand and as our inventories continue to age.  If difficult market conditions continue for the products in our Oil and Gas Markets segment, we expect to record additional inventory obsolescence expense in fiscal year 2021 and beyond until product demand and/or resulting inventory turnover return to acceptable levels.

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

As of the date of this filing, our operations have, for the most part, remained open globally and the impact of the effects of COVID-19 to our personnel and operations has been limited.  We have experienced a reduction in demand for the rental of our OBX marine nodal products, which we believe is primarily the result of the pandemic.  Our supply chain has become increasingly strained due to increased pricing for raw material and supplies coupled with longer than expected lead times. We believe we may be entering a period of recovery from the initial effects of the COVID-19 pandemic on our Adjacent Markets business segment, but we continue to be cautious about the pandemic’s effect on our other business segments and our supply chain.  As a result, we continually communicate with our suppliers and customers as information is available to best manage this difficult situation.

Cost Reduction Initiative

In July 2020, we initiated a program to reduce operating and manufacturing expenses in light of decreased demand for products in our Oil and Gas Markets and Adjacent Markets segments.  The program is expected to produce approximately $2.0 million of annualized cash savings.  The cost reductions were primarily realized through a reduction of employees from our workforce.  In connection with the workforce reductions, we incurred $0.9 million of termination costs in our fourth quarter of fiscal year 2020.  The termination costs were recorded to both cost of revenue and operating expenses in the consolidated statement of operations.  There are no outstanding liabilities related to this program as of June 30, 2021.

Three and nine months ended June 30, 2021 compared to the three and nine months ended June 30, 2020

Consolidated revenue for the three months ended June 30, 2021 was $23.1 million, an increase of $0.4 million, or 1.7%, from the corresponding period of the prior fiscal year.  The increase in revenue for the three months ended June 30, 2021 was primarily due to (i) a $4.3 million increase in revenue from our Adjacent Markets business segment due to an increase in both industrial and imaging product sales and (ii) a $3.8 million increase in wireless exploration product sales from our Oil and Gas Markets business segment, including a $2.9 million sale of used land-based wireless rental equipment.  The increase was largely offset by a $10.3 million decrease in rental revenue, primarily from our OBX marine nodal products caused by the COVID-19 pandemic, as discussed in more detail below.  Consolidated revenue for the nine months ended June 30, 2021 was $75.4 million, an increase of $9.1 million, or 13.8%, from the corresponding period of the prior fiscal year.  The increase in revenue for the nine months ended June 30, 2021 was primarily due to (i) the recognition of $12.5 million of wireless product revenue attributable to a large land-based wireless seismic product delivered in fiscal year 2020, (ii) a $9.9 million sale of used OBX rental equipment to the former lessee of the equipment, (iii) $9.9 million of revenue recognized on our contract with the U.S. Customs and Border Protection (the “CBP”) from our Emerging Markets business segment, which was awarded to us in fiscal year 2020, and (iv) a $5.6 million increase in both industrial and imaging product revenue from our Adjacent Markets business segment.  These increases in revenue for the nine months ended June 30, 2021 were largely offset by a $31.3 million decrease in rental revenue, primarily from our OBX marine nodal products caused by sales of rental equipment and lower utilization of our OBX rental fleet caused by the COVID-19 pandemic.

Consolidated gross profit for the three months ended June 30, 2021 was $5.6 million, compared to $8.1 million for the corresponding period of the prior fiscal year.  Consolidated gross profit for the nine months ended June 30, 2021 was $13.2 million, compared to $18.5 million for the corresponding period of the prior fiscal year.  The decrease in gross profit for the three and nine months ended June 30, 2021 was caused by the reduction of rental revenue discussed above, and was partially offset by increased gross profits attributable to the higher revenue from other product categories discussed above.

Consolidated operating expenses for the three months ended June 30, 2021 were $8.1 million, a decrease of $2.6 million, or 24.0%, from the corresponding period of the prior fiscal year.    The decrease was due to (i) a $1.5 million net non-cash decrease in the estimated fair value of contingent earn-out consideration related to our Quantum and OptoSeis® acquisitions, (ii) a $0.3 million reduction in research and development project costs, (iii) a $0.3 million reduction in bad debt expense and (iv) a $0.5 million reduction in other general business expenses related to our business operations.   Consolidated operating expenses for the nine months ended June 30, 2021 were $25.3 million, a decrease of $7.1 million, or 21.9%, from the corresponding period of the prior fiscal year.  The decrease was due to (i) a $3.3 million net non-cash decrease in the estimated fair value of contingent earn-out consideration related to our Quantum and OptoSeis® acquisitions, (ii) a $1.3 million decrease in personnel costs primarily related to our cost reduction program initiated in the third quarter of fiscal year 2020, (iii) a $0.6 million reduction in research and development project costs (iv) a $0.4 million reduction in bad debt expense and (iv) a $1.5 million reduction in other general business expenses related to our business operations.

Consolidated other income for the three months ended June 30, 2021 was $1.8 million compared to $0.9 million from the corresponding period of the prior fiscal year.  Consolidated other income for the nine months ended June 30, 2021 was $3.3 million compared to $1.1 million from the corresponding period of the prior fiscal year.  The increase in other income for both periods was primarily caused by a gain recognized on the sale of our investment in a debt security.

Consolidated income tax expense for the three months ended June 30, 2021 was $0.2 million compared to $0.6 million from the corresponding period of the prior fiscal year.  Consolidated income tax expense for the nine months ended June 30, 2021 was $0.3 million compared to $2.6 million from the corresponding period of the prior fiscal year.  This decrease in income tax expense for both periods was primarily the result of a decrease in rental revenue earned in foreign jurisdictions requiring tax withholding.  We are currently unable to record any tax benefits from the tax losses we incur in the U.S., Canada and Russian Federation due to the uncertainty surrounding our ability to utilize such losses in the future to offset taxable income.

Segment Results of Operations

Oil and Gas Markets

Revenue

Revenue from our Oil and Gas Markets products for the three months ended June 30, 2021 decreased $4.9 million, or 27.8%, from the corresponding period of the prior fiscal year.  Revenue from our Oil and Gas Markets products for the nine months ended June 30, 2021 decreased $5.9 million, or 12.5%, from the corresponding period of the prior fiscal year.   Our product and rental revenue in this segment was negatively impacted by the COVID-19 pandemic and its impact on worldwide demand for crude oil. The components of these decreases included the following:

•

Traditional Exploration Product Revenue – For the three months ended June 30, 2021, revenue from our traditional products increased $0.8 million, or 66.8% from the corresponding period of the prior fiscal year.  The increase for the three months ended June 30, 2021 was primarily due to an increase in demand for our sensor products.  For the nine months ended June 30, 2021, revenue from our traditional products decreased $1.8 million, or 32.7% from the corresponding period of the prior fiscal year.  The decrease for the nine months ended June 30, 2021 primarily reflects lower demand for our marine products, partially offset by an increase in demand for our sensor products.

•

Wireless Exploration Product Revenue – For the three months ended June 30, 2021, revenue from our wireless exploration products decreased $6.4 million, or 40.1%, from the corresponding period of the prior fiscal year.  The decrease for the three months ended June 30, 2021 was primarily due to a decrease in rental revenue from our OBX marine nodal products due to lower utilization of our OBX rental fleet caused by the COVID-19 pandemic.  The decrease was largely offset by a $2.9 million sale of land-based wireless seismic products.  For the nine months ended June 30, 2021, revenue from our wireless exploration products decreased $4.9 million, or 12.0%, from the corresponding period of the prior fiscal year.  The decrease for the nine months ended June 30, 2021 was primarily due to the decrease in OBX rental revenue.  This decrease was partially offset by (i) the recognition of $12.5 million of revenue related to land-based wireless seismic products delivered to a customer in the prior year, (ii) a $9.9 million sale of used OBX rental equipment to the former lessee of the equipment and (iii) a $2.9 million third quarter sale of land-based wireless seismic products.

•

Reservoir Product Revenue – For the three months ended June 30, 2021, revenue from our reservoir products was $1.1 million, an increase of $0.8 million from the corresponding period of the prior fiscal year.  For the nine months ended June 30, 2021, revenue from our reservoir products was $1.7 million, an increase of $0.8 million from the corresponding period of the prior fiscal year.  The increase for both periods was primarily due to higher reservoir monitoring service revenue.

Operating Income (Loss)

Operating income (loss) associated with our Oil and Gas Markets products for the three months ended June 30, 2021 was $(1.8) million, compared to operating income of $1.5 million from the corresponding period of the prior fiscal year.  The decrease in operating income for the three months ended June 30, 2021 was primarily due to lower wireless rental revenue and related gross profits from the rental of our OBX systems.  The decrease for the three months ended June 30, 2021 was partially offset by a reduction in operating expense attributable to (i) $0.7 million in net non-cash adjustments to the estimated fair value of contingent earn-out consideration related to our OptoSeis® acquisition and (ii) lower research and development project costs.  Operating loss associated with our Oil and Gas Markets products for the nine months ended June 30, 2021 was $(13.3) million, compared to $(1.1) million from the corresponding period of the prior fiscal year.  The increase in operating loss for the nine months ended June 30, 2021 was primarily due to lower wireless rental revenue and related gross profits from the rental of our OBX systems.  The decrease in operating income for the nine months ended June 30, 2021 was partially offset by (i) the sale of the OBX rental equipment to the former lessee of the equipment, (ii) the recognition of revenue on the land-based wireless system delivered in the prior year, and (iii) lower operating expenses resulting from our fiscal year 2020 cost reduction program and other related cost reductions.

Adjacent Markets

Revenue

Revenue from our Adjacent Markets products for the three months ended June 30, 2021 increased $4.3 million, or 83.6%, from the corresponding period of the prior fiscal year.  Revenue from our Adjacent Markets products for the nine months ended June 30, 2021 increased $5.6 million, or 30.4%, from the corresponding period of the prior fiscal year.  While we experienced an increase in the demand for our Adjacent Markets products and services during the three and nine months ended June 30, 2021 despite the current COVID-19 pandemic, we cannot reasonably determine if this marks the beginning of a lasting recovery from the impact of the COVID-19 pandemic for this operating segment.  As a result, we are unable to determine the lasting effect the COVID-19 pandemic will have on the future demand for our Adjacent Markets products and services.  The components of these increases included the following:

•

Industrial Product Revenue and Services – For the three months ended June 30, 2021 revenue from our industrial products increased $3.0 million, or 89.6% from the corresponding period of the prior fiscal year.  For the nine months ended June 30, 2021 revenue from our industrial products increased $4.7 million, or 41.6% from the corresponding period of the prior fiscal year.  The increase in revenue for both periods was primarily due to higher demand for water meter products and contract manufacturing services.

•

Imaging Product Revenue – For the three months ended June 30, 2021, revenue from our imaging products increased $1.2 million, or 71.6%, from the corresponding period of the prior fiscal year.  For the nine months ended June 30, 2021 revenue from our imaging products increased $0.9 million, or 12.8%, from the corresponding period of the prior fiscal year. The increase for both periods was primarily due to higher demand for our equipment products and consumable film products.

Operating Income

The operating income from our Adjacent Markets products for the three months ended June 30, 2021 was $2.0 million, an increase of $1.4 million from the corresponding period of the prior fiscal year.   The operating income from our Adjacent Markets products for the nine months ended June 30, 2021 was $4.8 million, an increase of $2.2 million from the corresponding period of the prior fiscal year.  The increase in operating income for both periods was primarily due to an increase in both industrial and imaging product revenue and related gross profits.

Emerging Markets

Revenue

Revenue from our Emerging Markets products for the three months ended June 30, 2021 was $1.1 million, compared to $0.1 million from the corresponding period in the prior fiscal year. Revenue from our Emerging Markets products for the nine months ended June 30, 2021 was $10.0 million, compared to $0.6 million from the prior fiscal year.  The increase in revenue for both periods was primarily attributable to the recognition of revenue related to our contract with the CBP.   Quantum was awarded this contract during fiscal year 2020 to provide a technology solution to the Department of Homeland Security.  As of June 30, 2021, unrecognized revenue related to this contract was approximately $0.3 million, which is expected to be recognized during the fourth quarter of fiscal year 2021.

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

Operating Income (Loss)

Operating income (loss) from our Emerging Markets products for the three months ended June 30, 2021 was $(4,000), compared to $(1.2) million from the corresponding period in the prior fiscal year.  The decrease in operating income (loss) for the three months ended June 30, 2021 was primarily due to net non-cash adjustments of $1.0 million related to a decrease in the estimated fair value of contingent earn-out consideration related to the Quantum acquisition.  Operating income (loss) from our Emerging

Markets products for the nine months ended June 30, 2021 was $5.3 million, compared a loss of $(5.0) million from corresponding period in the prior fiscal year.  The increase in operating income for the nine months ended June 30, 2021 was primarily due to revenue and gross profits recognized on our contract with the CBP.  The increase for the nine months ended June 30, 2021 was also due to net non-cash adjustments of $2.2 million related to a decrease in the estimated fair value of our contingent earn-out consideration.  Since its acquisition in July 2018, Quantum has primarily focused on product development activities, and the marketing of its technologies to government agencies and other end users.

Liquidity and Capital Resources

At June 30, 2021, we had approximately $30.0 million in cash and cash equivalents and short-term investments.  For the nine months ended June 30, 2021, we used $7.5 million of cash from operating activities.  Our net loss of $9.0 million was offset by net non-cash charges of $17.1 million resulting from deferred income taxes, depreciation, amortization, accretion, inventory obsolescence, stock-based compensation, bad debt expense and changes in the estimated fair value of contingent consideration.  Other uses of cash in our operations included (i) the removal of $6.5 million gross profit from the sale of used rental equipment as it is included in investing activities, (ii) a $2.0 million gain from the sale of our investment in debt security, (iii) a $4.9 million increase in inventories for the production of OBX products, (iv) a $4.6 million increase in trade accounts and notes receivable primarily due to a trade note receivable recognized on a land-based wireless product sale that was delivered in the prior fiscal year, (v) a $1.6 million increase in unbilled receivables related to our contract with CBP and (vi) a $4.1 million decrease in deferred revenue and other liabilities primarily due to revenue recognized on a land-based wireless product.  Offsetting these uses of cash were (i) a $1.4 million increase in accounts payable due to the increase in inventories and the timing of payments to suppliers and (ii) a $6.8 million increase in deferred cost of revenue and other assets primarily due to recognition of cost of revenue on the land-based wireless product and the prepayment of insurance premiums.

For the nine months ended June 30, 2021, we used cash of $1.7 million in investing activities.  Uses of cash included (i) net disbursements of $9.7 million for purchases of short-term investments, (ii) $2.5 million for additions to our property, plant and equipment and (iii) $1.5 million for additions to our equipment rental fleet.   Sources of cash included (i) $10.0 million of proceeds from the sale of used rental equipment and (ii) $2.1 million of proceeds from the sale of our investment in a debt security.  We expect our cash investments in property, plant and equipment during fiscal year 2021 to be approximately $3 million.  Depending on demand for our OBX marine rental equipment, we expect fiscal year 2021 cash investments into our rental fleet to be approximately $2 million.  Our capital expenditures are expected to be funded from our cash on hand, internal cash flows, cash flows from our rental contracts or, if necessary, borrowings under our credit agreement.

For the nine months ended June 30, 2021, we used $3.6 million from financing activities for the purchase of treasury stock pursuant to a stock buy-back program authorized by our board of directors. The program authorizes us to repurchase up to $5 million of our common stock in open market transactions.  At June 30, 2021, approximately $1.4 million of our common stock remains available for repurchases under the program.

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

On July 13, 2020, we received an interest in a senior secured bond from an international seismic marine customer.  Our interest in the bond, which has a face value of $13.0 million, was received in exchange for $13.0 million of unpaid invoices and late fees owed by the customer.   The bond is secured by a third in line lien on the assets owned by the customer and has an 8% interest rate with bi-annual interest and possible principal payments based on excess available cash flow.  Interest payments can be made either in cash or in-kind payments in the form of additional debt security.  In-kind interest payments require an 8.8% interest rate.  The bond matures on July 13, 2022.  The bond is listed on the Oslo Alternative Bond Market; however, the actual marketability is unknown at this time.  Based on the distressed financial condition of the customer, we believed the fair value of the bond was nominal. In January 2021, we transferred the bond pursuant to a purchase agreement (the “Agreement”) entered into with a third party (the “Buyer”).  Pursuant to the Agreement, we transferred the bond to the Buyer in exchange for non-refundable consideration of $0.3 million and will receive additional cash compensation of $2.4 million from the Buyer if certain terms and conditions between the Buyer and our customer are met by December 31, 2021.  In the event these terms and conditions are not met, we have the option to reacquire the bond from the Buyer for one US dollar ($1.00).  During the third quarter of fiscal year 2021, we agreed to a reduction to

the additional cash compensation required from the Buyer to obtain full rights to the bond from $2.4 million to $1.8 million.   In June 2021, we received the $1.8 million from the Buyer and relinquished all rights to the bond.

Our available cash and cash equivalents and short-term investments totaled $30.0 million at June 30, 2021, which included $5.6 million of cash and cash equivalents held by our foreign subsidiaries and branch offices.  The 2017 Tax Act creates new taxes on certain foreign earnings and also requires companies to pay a one-time transition tax on undistributed earnings of their foreign subsidiaries which were previously tax deferred.  We have determined that we are not required to pay any transition tax on the undistributed earnings of our foreign subsidiaries since we had no accumulated foreign earnings on a consolidated basis.

Our credit agreement with Frost Bank allows for borrowings of up to $20.0 million with such amounts available for borrowing determined by a borrowing base.  In November 2019, we amended the credit agreement to (i) extend the maturity date from April 2020 to April 2022, (ii) increase the unencumbered liquid assets covenant threshold from $5 million to $10 million commencing with the fiscal quarter ending December 31, 2020 and for each fiscal quarter thereafter, (iii) increase the tangible net worth requirement from $140 million to $145 million commencing with the fiscal quarter ending December 31, 2020 and for each fiscal quarter thereafter and (iv) remove the requirement that we obtain the consent of Frost Bank prior to paying dividends or repurchasing stock so long as we are in compliance with the covenants of the credit agreement. In March 2021, we amended the credit agreement to reduce the maximum amount available for borrowing from $30 million to $20 million.  The March 2021 amendment also altered the tangible net worth requirement to decrease the minimum threshold from $145 million to $132 million commencing with the fiscal quarter ending March 31, 2021 and for each fiscal quarter thereafter. Additionally, the March 2021 amendment added a funded debt to EBITDA ratio financial covenant which requires us to maintain, for a twelve-month period ending on the last day of each fiscal quarter commencing with the fiscal quarter ended March 31, 2021, and for each fiscal quarter thereafter, a ratio of funded debt to EBITDA not exceeding 1.50 to 1.00.  The March 2021 amendment also amended the definition of “Eligible Accounts” to include certain unbilled receivables, and reduced the limit on the amount of “Eligible Inventory” that may be included in the borrowing base from $20 million to $15 million.  Although, we have no amounts outstanding under our credit agreement, we continue to monitor our compliance with the covenants in our credit agreement in order to maintain flexibility.  Should we fall below the required covenant amount, we may seek to amend our credit agreement or seek an alternative credit agreement in the future in order to maintain this flexibility.  Should we need to amend the facility or seek an alternative credit facility, we may not be able to obtain as favorable terms as the current agreement.

At June 30, 2021, we had no outstanding borrowings under the credit agreement and our borrowing availability under the credit facility as of June 30, 2021 was $17.7 million.  At June 30, 2021, we were in compliance with all covenants under the credit agreement.  We currently do not anticipate the need to borrow under the credit agreement; however, we may be required to do so if circumstances change.

In the absence of future profitable results of operations, we may need to rely on other sources of liquidity to fund our future operations, including executed rental contracts, available borrowings under our credit agreement through its expiration in April 2022, leveraging or sale of real estate assets, sales of rental assets and other liquidity sources which may be available to us.  Frost Bank may not extend our credit agreement or may do so on terms and conditions that are unacceptable to us upon its expiration.  In the absence of such extension, we intend to pursue a new credit facility arrangement with alternative lenders prior to the expiration of our current credit facility; however, we may not be successful in obtaining a credit facility on terms that are favorable to us.  Although we do not currently anticipate the need to borrow under our current agreement, the lack of a credit facility could negatively impact our liquidity. This could have a material adverse impact on our future operations, financial condition, growth, and other aspects of our business.  However, currently we believe that our cash and cash equivalents, and any borrowings under our credit facility will be sufficient to finance any future operating losses and planned capital expenditures through the next twelve months.

We do not have any obligations which meet the definition of an off-balance sheet arrangement and which have or are reasonably likely to have a current or future effect on our financial statements or the items contained therein that are material to investors.

Contractual Obligations

Contingent Consideration

We recorded an initial contingent earn-out liability of $7.7 million in connection with our July 2018 acquisition of Quantum.   Subsequent to the acquisition, we reduced the estimated contingent earn-out liability to $4.1 million as of June 30, 2021.  Contingent payments, if any, may be paid in the form of cash or Company stock and will be derived from eligible revenue generated during the four-year post-acquisition period ending in July 2022.  We made cash earn-out payments of $0.1 million in fiscal year 2020 to the former shareholders of Quantum.  The Company plans to make an additional earn-out payment of approximately $2.3 million in the fourth quarter of fiscal year 2021. The maximum amount of contingent payments is $23.5 million.

We recorded an initial contingent earn-out liability of $4.3 million in connection with our November 2018 acquisition of all the intellectual property and related assets of the OptoSeis® fiber optic sensing technology.  Subsequent to the acquisition, we increased the estimated contingent earn-out liability to $5.2 million as of June 30, 2021.  Contingent cash payments, if any, will be derived from eligible revenue generated during a five-and-a-half year post-acquisition earn-out period ending in May 2024.  No payments have been made to date related to the continent earn-out liability.  The maximum amount of contingent payments is $23.2 million.

 We review and assess the fair value of our contingent earn-out liabilities on a quarterly basis.   See Note 13 to our consolidated financial statements in this Quarterly Report on Form 10-Q for more information on our contractual contingencies.

Critical Accounting Estimates

During the nine months ended June 30, 2021, there has been no material change to our critical accounting estimates discussed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including the CEO and CFO, as of June 30, 2021, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases of common stock of the Company made during the three months ended June 30, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
April 1, 2021 through April 30, 2021	—	$—	—	$2,672,320
May 1, 2021 through May 31, 2021	43,294	8.21	43,294	2,314,715
June 1, 2021 through June 30, 2021	105,517	8.51	105,517	1,411,759

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

3.2	Amended and Restated Bylaws of Geospace Technologies Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed August 8, 2019).

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.

31.2*	Certification of the Chief Financial Officer pursuant Rule 13a-14(a) under the Securities and Exchange Act of 1934.

32.1**	Certification of the Chief Executive Officer pursuant 18 U.S.C. Section 1350.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101*

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets at June 30, 2020 and September 30, 2020, (ii) the Consolidated Statements of Operations for the three and nine months ended June 30, 2021 and 2020, (iii) the Consolidated Statements of Comprehensive Loss for the three and nine months ended  June 30, 2021 and 2020, (iv) the Consolidated Statements of Stockholders’ Equity for the nine months ended June 30, 2021 and 2020, (v) the Consolidated Statements of Cash Flows for the nine months ended June 30, 2021 and 2020 and (vi) Notes to Consolidated Financial Statements.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in Inline XBRL.

* Filed with this Quarterly Report on Form 10-Q

** Furnished with this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEOSPACE TECHNOLOGIES CORPORATION

Date:	August 6, 2021	By:	/s/ Walter R. Wheeler
Walter R. Wheeler, President
and Chief Executive Officer
(duly authorized officer)

Date:	August 6, 2021	By:	/s/ Robert L. Curda
Robert L. Curda, Vice President,
Vice President, Chief Financial Officer and Secretary
(principal financial officer)