Form 10-K
period 2021-09-30
GEOSPACE TECHNOLOGIES CORP
filed 2021-11-19
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended September 30, 2021

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 001-13601

GEOSPACE TECHNOLOGIES CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Texas	76-0447780
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

There were 12,917,574 shares of the Registrant’s Common Stock outstanding as of the close of business on October 31, 2021.  As of March 31, 2021, the aggregate market value of the Registrant’s Common Stock held by non-affiliates was approximately $118 million (based upon the closing price of $9.12 on March 31, 2021, as reported by The NASDAQ Global Select Market).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Registrant’s 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

PART I

Item 1. Business

Business Overview

Unless otherwise specified, the discussion in this Annual Report on Form 10-K refers to Geospace Technologies Corporation and its subsidiaries.  We principally design and manufacture seismic instruments and equipment.  These seismic products are marketed to the oil and gas industry and used to locate, characterize and monitor hydrocarbon producing reservoirs.  We also market our seismic products to other industries for vibration monitoring, border and perimeter security and various geotechnical applications.  We design and manufacture other products of a non-seismic nature, including water meter products, imaging equipment, offshore cables, remote shutoff water valves and Internet of Things (IoT) platform and provide contract manufacturing services.  We report and categorize our customers and products into three different segments:  Oil and Gas Markets, Adjacent Markets and Emerging Markets.

Demand for our seismic products targeted at customers in our Oil and Gas Markets segment has been, and will likely continue to be, vulnerable to downturns in the economy and the oil and gas industry in general.  For more information, please refer to the risks discussed under the heading “Risk Factors.”

Business Acquisition

On July 2, 2021, we acquired 100 percent of the outstanding membership interest in Aquana, LLC, a comprehensive wireless water monitoring and control system provider (“Aquana”).  Aquana will operate as a wholly-owned subsidiary of the Company and reside in the Company’s Adjacent Markets business segment.  The acquisition purchase price consisted of an initial cash down payment at closing of approximately $1.4 million, subject to adjustment, and additional contingent cash payments over a six year earn-out period.  The contingent earn-out payments, if any, will be derived from certain eligible revenue generated during the earn-out period from products and services sold by Aquana.

Founded in 2017, Aquana provides a leading Internet of Things (IoT) water management platform that delivers remote shut-off valve control, remote AMI meter reading, as well as leak and burst protection for municipal water utilities, multi-dwelling properties, and commercial buildings.  Aquana combines connected smart valve hardware with cloud-based software in a Software as a Service (SaaS) recurring revenue model. The Aquana acquisition represents the Company’s strategy to expand its product revenues, as well as its engineering and manufacturing competencies, to markets outside the oil and gas industry.

Segment and Geographical Information

We report and evaluate financial information for three business segments: Oil and Gas Markets, Adjacent Markets and Emerging Markets.  For a discussion of the products sold and markets served by each of our segments, see “Products and Product Development” below.  For a discussion of financial information by segment and geographic area, see Note 20 to the consolidated financial statements contained in this Annual Report on Form 10-K.

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

Wireless Products

We have developed multiple versions of a land-based wireless (or nodal) seismic data acquisition system.  Rather than utilizing interconnecting cables as required by most traditional land data acquisition systems, each of our wireless stations operate as an independent data collection system, allowing for virtually unlimited channel configurations.  As a result, our wireless systems require less maintenance, which we believe allows our customers to operate more effectively and efficiently because of its reduced environmental impact, lower weight and ease of operation.  Each wireless station is available in a single-channel or three-channel configuration.  Since its introduction in 2008 and through September 30, 2021, we have sold 486,000 land-based wireless channels and we currently have 74,000 land-based wireless channels in our rental fleet.

We have also developed a marine-based wireless seismic data acquisition system called the OBX.  Similar to our land-based wireless systems, the marine OBX system may be deployed in virtually unlimited channel configurations and does not require interconnecting cables between each station.  Our deepwater versions of the OBX system can be deployed in depths of up to 3,450 meters.  Through September 30, 2021, we have sold 8,400 OBX stations and we currently have 27,000 OBX stations in our rental fleet.

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

In September 2020, we received a request from a major oil and gas producer for a proposal to manufacture a large-scale seabed PRM system. Under the offered terms and conditions as initially presented, we decided not to provide a bid.  In August 2021, we received a new request from the producer and are in the process of responding to this request.  We believe the potential customer may grant the award in the second quarter of fiscal year 2022.  If we are awarded the contract, revenue from this contract will most likely not be recognized until the latter part of fiscal year 2022, if any; fiscal year 2023 and 2024.   We have also held discussions and received requests for information from other major oil and gas producers regarding PRM systems. We have not received any orders for a large-scale seabed PRM system since November 2012.

Adjacent Markets

Our Adjacent Markets businesses leverage upon existing manufacturing facilities and engineering capabilities utilized by our Oil and Gas Markets businesses.  Many of the seismic products in our Oil and Gas Markets segment, with little or no modification, have direct application to other industries.

Industrial Products

Our industrial products include water meter products, remote shut-off water valves and IoT Platform, contract manufacturing services, offshore cables, and seismic sensors used for vibration monitoring.

Our water meter products support the global smart meter connectivity water utility market.  Our products provide our customers with highly reliable automated meter-reading (AMR) and automated meter infrastructure (AMI) with our robust water-proof connectors.  Our field splice allows for accelerated repairs once identified.

Our water IoT platform and remote-shut off valve allows customers that manage multi-family and commercial properties to monitor their properties for leak and burst events, with real-time notifications, complimented with our remote-shut off to stop water damage.  These products also allow water utilities to control and monitor water use remotely, discontinue or limit service without placing its employees in potential harm or danger.

Our robust manufacturing capabilities have allowed us to provide specialized contract manufacturing services for printed circuit board manufacturing, cabling and harnesses, machining, injection molding and electronic system assembly.

Our seismic sensors provide unique high definition, low frequency sensing that allows for vibration monitoring in industrial machinery, mine safety and earthquake detection.

Imaging Products

Our imaging products include electronic pre-press products that employ direct thermal imaging, direct-to-screen printing systems, and digital inkjet printing technologies targeted at the commercial graphics, industrial graphics, textile and flexographic printing industries.

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

•

Selectively Pursue Acquisitions of Businesses with Technological and Engineering Overlap – The oil and gas industry periodically experiences volatile business cycles requiring us to rapidly increase and decrease our business activities to meet the industry’s demand for our products.  This industry generally offers equipment manufacturers like us limited visibility into new orders creating challenges for us to manage our manufacturing capacity, workforce, inventories and other working capital challenges.  While our primary growth initiative is to expand our oil and gas seismic product offerings, as seen with our acquisition of the OptoSeis® fiber optic sensing technology, we may also seek out other business opportunities in adjacent markets and emerging markets which complement our existing oil and gas seismic products, engineering and manufacturing capabilities, and company-wide culture.  In order to diversify our revenue base and expose us to different markets with different business cycles, we may direct these efforts toward businesses outside the oil and gas industry, as seen with our acquisition of Quantum in fiscal year 2018 and Aquana in fiscal year 2021.

•

Financial Management – Industry conditions since fiscal year 2014 have required us to place increased emphasis on cash management and preservation.  Due to the cyclicality of the oil and gas industry, we have historically managed our financial risk by limiting or eliminating debt leverage in our balance sheet.  While we are not opposed to moderate amounts of short-term debt during favorable business cycles, we choose to minimize our exposure to long-term debt obligations which, in our view, restrict our ability to operate during periodic difficult business cycles in the oil and gas industry similar to the recent business environment.  We believe this strategy has allowed us to continue operations through difficult business cycles without disruption for debt and equity restructuring as has been seen among our peers, many of whom have significant long-term debt burdens.  In addition, we have limited our investments in capital assets and have liquidated, and made appropriate reserves for, significant amounts of our inventories and rental fleet assets.  We also believe that the value of our common shares outstanding will be best served in the long-term by retaining our cash to fund future cash outflows as they become necessary.  In this regard, we do not anticipate paying any cash dividends in the foreseeable future, however, our board of directors authorized a stock buy-back program in fiscal year 2021 which authorized us to repurchase up to $7.5 million of our common stock in open market transactions.  As of September 30, 2021, we had repurchased a total of 769,429 shares of our common stock at a cost of $6.8 million.

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

The primary competitors for our land wireless data acquisition systems are SmartSolo, Sercel, INOVA, STRYDE and numerous smaller entities who have introduced similar versions of wireless data acquisition systems.  We believe the primary competitors for our marine nodal data acquisition systems are Magseis Fairfield ASA and PXGEO, each of whom utilizes their own proprietary nodal technology.

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

Our primary competitors for the rental of our traditional and land wireless seismic equipment are STRYDE, Smart Solo, INOVA and Seismic Equipment Specialists.

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

COVID-19 has disrupted the Company’s supply chain, resulting in longer lead times in materials available from suppliers and extended the shipping time for these materials to reach the Company’s facilities. These disruptions could constrain our ability to provide products to our customers in the time frame they require.

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

Three customers comprised 19.8%, 16.4% and 10.6% of our revenue during fiscal year 2021.  One customer comprised 48.2% of our revenue during fiscal year 2020.  Two customers comprised 25.2% and 19.7% of our revenue during fiscal year 2019.  The following table describes our revenue by customer segment type (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2021	2020	2019
Traditional seismic exploration product revenue	$4,518	$6,653	$9,504
Wireless seismic exploration product revenue	45,751	54,072	52,770
Seismic reservoir product revenue	1,983	936	2,692
Industrial product revenue	21,335	15,622	18,324
Imaging product revenue	11,084	9,818	11,832
Border & perimeter security product revenue	10,193	734	159
Corporate revenue	—	—	528
Total revenue	$94,864	$87,835	$95,809

Intellectual Property

We seek to protect our intellectual property by means of patents, trademarks, trade secrets and other measures.  We hold patents on geophones, micro-geophones, piezo-electric sensors, seismic data acquisition, in-line retrieval devices and water meter connectors, and we have pending applications on related technology.  We do not consider any single patent essential to our success.  Our patents are scheduled to expire at various dates through 2038.  We are not able to predict the effect of any patent expiration.  We protect our proprietary rights to our technology through a variety of methods, including confidentiality agreements and proprietary information agreements with suppliers, employees, consultants and others who may have access to proprietary information.

Research and Development

We expect to incur significant future research and development expenditures aimed at the development of additional products for each of our business segments.  We have incurred company-sponsored research and development expenses of $14.8 million, $16.6 million and $15.5 million during the fiscal years ended September 30, 2021, 2020 and 2019, respectively.

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

Workforce Composition - At September 30, 2021, we employed 649 people predominantly on a full-time basis, of which 405 were employed in the United States, 223 in the Russian Federation and the remainder in the United Kingdom, Canada, China and Colombia.  Our professional staff includes geoscientists, electrical and mechanical engineers, accountants, computer and data scientists, marketing and human resource professionals. 64% of our global workforce are employed in manufacturing, 17% in Engineering and 19% in Sales and Administration.  The majority of our employees in the Russian Federation belong to a regional union for machine manufacturers.  Our remaining employees are not unionized.  We have never experienced a work stoppage.

As a global manufacturer of high-tech offerings, we believe that a diverse workforce benefits everyone, from our skilled workforce, to our valued clients, to our trusted shareholders and our society. The workforce make up includes 37% white, 31% Asian, 23% Hispanic, 7% Black, and 1% two or more races. Women represent 30% of leadership roles within the company globally. We proudly employ veterans of the US Armed Forces, who make up 7% of our domestic workforce.

Health, Safety and Wellness - The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health and safety of our employees. We provide our full-time employees and their families with access to healthcare programs. In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. This includes having employees work from home, while implementing additional safety measures for employees continuing critical on-site work.

Compensation and Benefits - We provide competitive compensation and benefits programs to help meet the needs of our employees. In addition to salaries, these programs (which vary by country/region and employment classification) include an incentive compensation plan, a 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, tuition assistance and on-site services, among others.  We use targeted equity-based grants with vesting conditions to facilitate retention of personnel, particularly those with critical skills and experience.

Talent Development - We invest resources to develop the talent needed to remain a leading manufacturer and developer of industrial, border and perimeter security and seismic data acquisition products. We provide our employees training opportunities and educational benefits to assist in career and skill development.  We focus on continuous learning and provide feedback to assist in the development of talent.

Company Culture – Our Board of Directors established a Code of Business Conduct applicable to all our employees, Directors and Officers and a Code of Ethics for Senior Financial Officers in accordance with applicable U.S. federal securities laws and the NASDAQ Listed Company Manual. The Code of Business Conduct provides guidance on corporate policies such as anti-harassment, anti-corruption, substance abuse, anti-trust, conflict minerals compliance, international trade restrictions as well as policies against insider trading, conflict of interest and hedging of stock. We offer a Whistle Blower program designed to protect any employee who reports valid suspicions related to our financial accounting, internal audit controls or like matters to management without fear of termination or similar repercussions.

Our values and ethics serve as the guiding force through which we proactively maintain the highest standards of business conduct. Our Core Values guide our corporate policies and practices and promote ethical business conduct and compliance with the law. Our employees understand the importance of applying our Core Values toward their daily best practices. Annually, the company holds an internal Core Values survey to inform leadership on the values in action and opportunities to improve.

Governance – We pride ourselves on the highly ethical and transparent standards through the governance under our Board of Directors.

Board Composition - Our Board of Directors is chaired by a highly experienced, independent Director whose position is wholly separate and divided from the role of the Chief Executive Officer. Unlike organizations where the two leadership roles are intertwined, this distinction helps ensure varying viewpoints designed to deliver improved returns for the shareholders we serve and the communities in which we operate.

Board Charter Reviews - Every twelve-months, we conduct a Board and Board Committee assessment review to review and ensure that the highest quality standards are met.

Executive Sessions Without Management - In order to ensure original and independent thought, non-management Board members meet throughout the year.

Audit Policies – Our Audit Committee is comprised of trusted members who ensure the integrity of our financial statements, internal controls, compliance with legal and regulatory requirements, as well as the performance of our independent auditor.

Enterprise Risk Management – Our Board of Directors takes an enterprise-wide approach to reviewing each of our business segments, which encompass Oil & Gas, Adjacent Markets, and Emerging Markets operations which include our Security & Surveillance sector. Board members meet regularly to oversee and ensure that company objectives are met, shareholder concerns are addressed and ERM policies are maintained.

Environmental – We are committed to zero harm to people, property and the environment.  We have an ISO 14001 certified environmental management system, employed over many health, safety and environmental programs.  We do not exist in isolation. We strive to pursue a strategy of responsibility that not only encompasses all our activities but addresses the needs of our employees, customers, suppliers and our stakeholders.  We operate in communities, which have placed their trust in us.  In doing this, we aim to better our impact on the environment and society not only of our business but all businesses and organizations whom we interact. We integrate responsible and sustainable practices throughout our organization. Our products are designed to not harm individuals, communities or the environment.   We pledge to conduct ourselves in a most responsible manner in each community.

As a manufacturer, we have a responsibility to reuse or recycle waste materials from our operations. Waste recycled includes Aluminum, Brass, Copper, Stainless Steel, Steel, and Titanium as well as armored cable, film, lithium batteries, PCB boards and solder paste.  Over the last five years, we averaged over 100 tons of recycled material per year. In 2021, we experienced reduced manufacturing associated with the global impact of the COVID-19 pandemic, which resulted in a lower volume of recycled material. Year to date in 2021, we have recycled 40 tons of manufacturing waste materials.

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

The ongoing COVID-19 pandemic has spread across the globe and has negatively impacted worldwide economic activity, including the global demand for oil and natural gas, and continues to create challenges in our markets.  In addition to measures we have taken voluntarily, the government authorities in our markets have taken actions to mitigate the spread of COVID-19, including travel restrictions, border closings, restrictions on public gatherings, stay-at-home orders and other quarantine and isolation measures. Following the initial outbreak of the virus, we have experienced disruptions in our supply chain, a reduction in demand for certain products, cancellation of rental contracts and difficulty with field employees and salespeople traveling domestically and abroad to conduct our business. COVID-19 continues to pose the risk that we or our employees, contractors, suppliers and customers may be prevented from conducting business activities for an indefinite period of time.  The effort to vaccinate the global population appears to be reducing the effects of COVID-19, but new mutations of the virus and the global unvaccinated population has allowed the continued spread of COVID-19.  COVID-19 and the related mitigation measures have disrupted the Company’s supply chain, resulting in longer lead times in materials available from suppliers and extended the shipping time for these materials to reach the Company’s facilities.  If COVID–19 continues to spread or the response to contain the COVID–19 pandemic is unsuccessful, we could experience a material adverse effect on our business, financial condition, results of operations and liquidity.  Additionally, on September 4, 2021, OSHA issued a previously announced emergency temporary standard (“ETS”) requiring employers with 100 or more employees to require vaccination of their employees or, alternatively, require weekly COVID-19 testing and wearing of face coverings for employees.  The ETS requires that unvaccinated employee wear face masks on the job by December 5, 2021.  By January 4, 2022, employees must be vaccinated or have weekly COVID-19 tests.  Employers must also provide paid time off for employees to get the vaccine.  The ETS is set to face numerous legal challenges, and a federal appeals court has already issued a stay of the ETS, which means it is currently not scheduled to go into effect as planned.  The Company is actively monitoring the status of the ETS and is prepared to comply if needed.

A Decrease in Oil Commodity Price Levels Is Likely to Negatively Affect Demand for Our Oil and Gas Products, Which Could Materially and Adversely Affect Our Results of Operations and Liquidity.

Demand for many of our products and the profitability of our operations depend primarily on the level of worldwide oil and gas exploration activity.  Prevailing oil and gas prices, with an emphasis on crude oil prices, and market expectations regarding potential changes in such prices significantly affect the level of worldwide oil and gas exploration activity.  During periods of improved energy commodity prices, the capital spending budgets of oil and natural gas operators tend to expand, which results in increased demand for our customers services leading to increased demand in our products.  Conversely, in periods when these energy commodity prices deteriorate, capital spending budgets of oil and natural gas operators tend to contract causing demand for our products to weaken.  Historically, the markets for oil and gas have been volatile and are subject to wide fluctuations in response to changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond our control.  These factors include the level of consumer demand, regional and international economic conditions, weather conditions, domestic and foreign governmental regulations (including those related to climate change), price and availability of alternative fuels, political conditions, instability and hostilities in the Middle East and other significant oil-producing regions, increases and decreases in the supply of oil and gas, the effect of worldwide energy conservation measures and the ability of OPEC to set and maintain production levels and prices of foreign imports.

Sustained low oil prices or the failure of oil prices to rise in the future and the resulting downturns or lack of growth in the energy industry and energy‑related business, could have a negative impact on our results of operations and financial condition. In light of the decline in oil prices caused by the COVID-19 pandemic in 2020, oil and gas exploration and production companies experienced a significant reduction in cash flows, which resulted in reductions in their capital spending budgets for oil and gas exploration-focused activities, including seismic data acquisition activities.  Demand for the sale of our seismic products targeted at customers in our Oil and Gas Markets segment, which has historically accounted for the majority of our revenue, significantly declined during fiscal year 2020 and both product sales and rental revenue diminished during the first half of fiscal year 2021 as a result of significant uncertainty in the outlook for oil and gas exploration.  Specifically, we expect these challenging industry conditions to result in decreased demand for our marine wireless nodal products and our land-based seismic products, as the demand for such products has been, and will likely continue to be, vulnerable to downturns in the economy and the oil and gas industry in general.  In addition to the negative effects of slowdowns in the United States economy, slowing economic growth in growing economies like those in China and India could lead to a decline in demand for crude oil and natural gas.  Slowdowns in economic activity would likely reduce worldwide demand for energy and result in an extended period of lower crude oil and natural gas prices.  Any material changes in oil and gas prices or other market trends that adversely impact seismic exploration activity would likely affect the demand for our products and could materially and adversely affect our results of operations and liquidity.

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

Our Foreign Subsidiaries and Foreign Marketing Efforts Are Subject to Additional Political, Economic, Legal and Other Uncertainties Not Generally Associated with Domestic Operations

Based on customer billing data, revenue to customers outside the United States accounted for approximately 48% of our revenue during fiscal year 2021; however, we believe the percentage of revenue outside the United States is likely higher since many of our products are first delivered to a domestic location and ultimately shipped to a foreign location.  We again expect revenue outside of the United States to represent a substantial portion of our revenue for fiscal year 2022 and subsequent years.

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

A portion of our oil and gas product manufacturing is conducted through our wholly-owned subsidiary Geospace Technologies Eurasia LLC, which is based in the Russian Federation.  Our oil and gas business could be directly affected by political and economic conditions in the Russian Federation, including the current geopolitical instability involving the Russian Federation, Ukraine and Syria.  United States sanctions against Russia have been expanded to preclude the export of oil and gas equipment anywhere in the world that involve persons designated under the sanctions and to include projects in which persons subject to the sanctions have a 33% ownership interest or a majority of voting interests.  Together, these changes make it more difficult for us to support projects that have the potential to produce oil involving Russian energy companies.  Furthermore, if an exporter is unable to determine whether its equipment will be used in such projects, the export is prohibited.  In fiscal year 2021, we imported $1.2 million of products from Geospace Technologies Eurasia LLC for resale elsewhere in the world.  If imports of these products from the Russian Federation are restricted by government regulation, we may be forced to find other sources for the manufacture of these products at potentially higher costs.   Boycotts, protests, unfavorable regulations, additional governmental sanctions and other actions in the region could also adversely affect our ability to operate profitably.  Delays in obtaining governmental approvals can affect our ability to timely deliver our products pursuant to contractual obligations, which could result in us being liable to our customers for damages.  The risk of doing business in the Russian Federation and other economically or politically volatile areas could adversely affect our operations and earnings.

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

Increases in Tariffs, Trade Restrictions or Taxes on our Products Could Have an Adverse Impact on our Operations.

In fiscal year 2021, customers outside the United States accounted for approximately 48% of our revenues.  We also purchase a portion of our raw materials from suppliers in China and other foreign countries.  The commerce we conduct in the international marketplace makes us subject to tariffs, trade restrictions and other taxes when the raw materials we purchase, and the products we ship, cross international borders.  Trade tensions between the United States and China, as well as those between the U.S. and Canada, Mexico and other countries have been escalating in recent years.  Trade tensions have led to a series of tariffs imposed by the U.S. on imports from China, as well as retaliatory tariffs imposed by China on imports from the U.S.  If the U.S. and China are able to negotiate the issues to restore a mutually advantageous and fair trading regime, the increased tariffs could be eliminated.  Certain raw materials we purchase from China are subject to these tariffs which has increased our manufacturing costs.  Products we sell into certain foreign markets could also become subject to similar retaliatory tariffs, making the products we sell uncompetitive to similar products not subjected to such import tariffs. Further changes in U.S. trade policies, tariffs, taxes, export restrictions or other trade barriers, or restrictions on raw materials including rare earth minerals, may limit our ability to produce products, increase our manufacturing costs, decrease our profit margins, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase raw materials, which could have a material adverse effect on our business, results of operations or financial conditions.

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

The Short-Term Nature of Our Order Backlog for Sales of Our Oil and Gas Products and Delayed or Canceled Customer Orders May Cause Us to Experience Fluctuations in Quarterly Results of Operations

Historically, the rate of new orders for the sale of our oil and gas products has varied substantially from quarter to quarter.  Moreover, we typically operate, and expect to continue operating, on the basis of orders in-hand for our products before we commence substantial manufacturing “runs.”  The short-term nature of our order backlog for most of our oil and gas products generally does not allow us to predict with any accuracy demand for our products more than approximately three months in advance.  Thus, our ability to replenish orders and the completion of orders, particularly large orders for deep water PRM projects, can significantly impact our operating results and cash flow for any quarter, and results of operations for any one quarter may not be indicative of results of operations for future quarters.

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

The Limited Market for Our Oil and Gas Markets and Emerging Markets Products Can Affect Our Revenue

In our Oil and Gas Markets segment, we generally market many of our products to seismic service contractors.  We estimate that fewer than 30 oil and gas seismic contracting companies are currently operating in countries other than those operating in the Russian Federation and the former Soviet Union, India, the People’s Republic of China and certain Eastern European countries, where such information is difficult to verify.  We estimate that fewer than 15 seismic contractors are engaged in marine seismic exploration activities. Due to these market factors, a relatively small number of customers, some of whom are experiencing financial difficulties, account for most of our oil and gas product revenue.  From time to time, these contractors have sought to vertically integrate and acquire our competitors, which has influenced their supplier decisions before and after such transactions.  In addition, consolidation among our customers may further concentrate our business to a limited number of customers and expose us to increased risks related to dependence on a small number of customers.  We market our seabed PRM systems products to large oil and gas companies.  Since this product’s introduction in 2002, we have received system orders from three offshore oil and gas operators:  BP, Shell and Equinor, which have accounted for a significant portion of our revenue in fiscal year 2014 and prior fiscal years.  We have not received any orders for large-scale seabed PRM systems since November 2012. In September 2020, we received a request from a major oil and gas producer to propose on the manufacture of a large-scale seabed PRM system.  Under the offered terms and conditions as initially presented, we decided not to provide a bid.  In August 2021, we received a revised request from the producer and are in the process of responding to this request.  We believe the potential customer may grant the award in the second quarter of fiscal year 2022. If we are awarded the contract, revenue from this contract will most likely not be recognized until the latter part of fiscal year 2022, if any; fiscal year 2023 and 2024.  Our emerging markets segment primarily sells its products to a small number of agencies within the U.S. government.  The loss of a small number of these customers, and particularly our oil and gas customers, could materially and adversely impact our future revenues.

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

Our Expansion into the Border and Perimeter Security Market May Not Be Successful

We have not previously operated in the border and perimeter security marketplace prior to our 2018 acquisition of Quantum.  Quantum is also a relatively recent entrant into this marketplace, and Quantum was not cash-flow positive when we acquired it.  In fiscal year 2021, we substantially completed our first contract with the Bureau of Customs and Border Patrol (“CBP”).  While we will continue to devote management time and resources, financial and otherwise, to develop our business in this marketplace, our lack of experience in this market makes it difficult to estimate our financial returns from this business.  In addition, some of the customers for this business will be governmental entities and contracting with those entities can be difficult, costly, and unpredictable.  We do not have extensive experience in government contracting, and so we may not win, retain, or perform under such future contracts in a manner that is profitable.  If we are not successful in this emerging market segment, it will negatively impact our financial performance and could negatively impact our reputation and harm our other business segments.

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

Our Lack of a Credit Agreement Could Impose Restrictions on Our Business

In October 2021, Frost Bank notified us that they will not be extending our credit agreement upon its expiration in April 2022, and in November 2021 we elected to cancel the agreement.  We are currently in negotiations with multiple lenders for a new credit facility arrangement; however, we may not be successful in obtaining a new credit facility or obtaining one on terms that are favorable to us.  The lack of a credit facility could negatively impact our liquidity and could have a material adverse impact on our future operations, financial condition, growth, and other aspects of our business.

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

The High Fixed Costs of Our Operations Could Adversely Affect Our Results of Operations

We have a high fixed cost structure primarily consisting of (i) depreciation expenses associated with our rental equipment and (ii) fixed manufacturing costs including salaries and benefits, taxes, insurance, maintenance, depreciation and other fixed manufacturing costs.  In regards to our rental equipment, large declines in the demand for rental equipment could result in substantial operating losses due to the on-going fixed nature of rental equipment depreciation expense.  Concerning our product manufacturing costs, in periods of low product demand our fixed costs generally do not decline or may decline only in modest increments.  Therefore, lower demand for our rental equipment and manufactured products could adversely affect our results of operations.

Legal and Compliance Risks

Our Global Operations Expose Us to Risks Associated with Conducting Business Internationally, Including Failure to Comply with U.S. Laws Which Apply to International Operations, Such as the Foreign Corrupt Practices Act and U.S. Export Control Laws, as Well as the Laws of Other Countries

We have offices in Brazil, Colombia, Canada, China, the Russian Federation and the United Kingdom, in addition to our offices in the United States.  In addition to the risks that are inherent in conducting business internationally, we are also liable for compliance with international and U.S. laws and regulations that apply to our international operations.  These laws and regulations include data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export control laws, U.S. laws such as the Foreign Corrupt Practices Act and similar laws in other countries which also prohibit certain payments to governmental officials or certain payments or remunerations to customers.  Many of our products are subject to U.S. export law restrictions that limit the destinations and types of customers to which our products may be sold, or require an export license in connection with revenue transactions outside the United States.  Given the high level of complexity of these laws, there is a risk that some provisions may be inadvertently breached, for example through the negligent or the unauthorized intentional behavior of individual employees, our failure to comply with certain formal documentation requirements or otherwise.  Additionally, we may be held liable for actions taken by our local dealers and partners.  Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business.  Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brands, our international expansion efforts, our ability to attract and retain employees, our business and our operating results.

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

We Have a Relatively Small Public Float, and Our Stock Price May be Volatile

At September 30, 2021, we have approximately 12.4 million shares outstanding held by non-affiliates.  This limited number of shares outstanding results in a relatively limited market for our common stock.  Our daily trading volume for the year ended September 30, 2021 averaged approximately 64,000 shares.  Our small float and daily trading volumes have in the past caused, and may in the future result in, significant volatility in our stock price.

Financial and Accounting Risks

Unfavorable Currency Exchange Rate Fluctuations Could Adversely Affect Our Results of Operations

Substantially all of our third-party revenue from the United States is invoiced in U.S. dollars, though from time to time we may invoice revenue transactions in foreign currencies including intercompany sales.  As a result, we may be subject to foreign currency fluctuations on our revenue.  The reporting currency for our financial statements is the U.S. dollar.  However, the assets, liabilities, revenue and costs of our Russian, Canadian and United Kingdom subsidiaries and our Brazilian, Chinese and Colombian branch offices are denominated in currencies other than U.S. dollars.  To prepare our consolidated financial statements, we must translate those assets, liabilities, revenue and expenses into U.S. dollars at then-applicable exchange rates.  Consequently, increases and decreases in the value of the U.S. dollar versus these other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency.  These translations could result in significant changes to our results of operations from period to period.  For the fiscal year ended September 30, 2021, approximately 6% of our consolidated revenue related to the operations of our foreign subsidiaries and branches.

Our Long-Lived Assets May be Subject to Impairment

We periodically assess our long-lived assets for impairment.  Significant sustained future decreases in crude oil and natural gas prices may require us to write down the value of our long-lived assets in our Oil and Gas Markets business segment, including our manufacturing facilities, manufacturing equipment and rental equipment if future cash flows anticipated to be generated from these assets fall below the asset’s net book value.  Furthermore, we may be required to write down the value of goodwill and/or other intangible assets if our acquisition of Quantum, the OptoSeis® fiber optic sensing technology or Aquana does not generate sufficient cash flows to recover the carrying value of such assets.  If we are forced to write down the value of our long-lived assets, these noncash asset impairments could adversely affect our results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of September 30, 2021, our operations included the following locations:

Location	Owned/Leased	Approximate Square Footage/Acreage	Use	Segment (see notes below)
Houston, Texas	Owned	387,000	See Note 1 below	6 and 7
Houston, Texas	Owned	30,000	See Note 2 below	6
Houston, Texas	Owned	17.3 acres	See Note 3 below	6
Austin, Texas	Leased	9,000	See Note 4 below	6
Melborne, Florida	Leased	7,000	See Note 5 below	8
Ufa, Bashkortostan, Russia	Owned	120,000	Manufacturing, sales and service	6
Calgary, Alberta, Canada	Owned	45,000	Manufacturing, sales and service	6 and 7
Luton, Bedfordshire, England	Owned	8,000	Sales and service	7
Beijing, China	Leased	1,000	Sales and service	6
Bogotá, Colombia	Owned	19,000	Sales and service	6

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

(4)	This property is located at 8701 Cross Park Drive, Suite 100, in Austin, Texas. This facility contains substantially all of our fiber optic sensing operations.
(5)	This property is located at 5700 N. Harbor City Blvd., Suite 100, in Melbourne, Florida. This facility contains all the operations of Quantum.
(6)	Oil and Gas Markets.
(7)	Adjacent Markets
(8)	Emerging Markets

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Holders of Record

Our common stock is traded on The NASDAQ Global Select Market under the symbol “GEOS”.  On October 29, 2021, there were approximately 137 holders of record of our common stock, and the closing price per share on such date was $9.51 as quoted by The NASDAQ Global Select Market.

Market Information for Common Stock

The following table shows the high and low per share sales prices for our common stock reported on The NASDAQ Global Select Market.

Year Ended September 30, 2021:	Low	High
Fourth Quarter	$7.78	$10.94
Third Quarter	7.30	9.36
Second Quarter	8.15	12.40
First Quarter	5.02	10.29

Year Ended September 30, 2020:
Fourth Quarter	$5.64	$8.15
Third Quarter	5.00	9.57
Second Quarter	4.61	16.96
First Quarter	13.18	17.66

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

Securities Authorized for Issuance under Equity Compensation Plans

The following equity plan information is provided as of September 30, 2021:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
	(In shares)	(In dollars per share)	(In shares)
Equity Compensation Plans Approved by Security Holders (1)	338,174	21.42 (2)	1,653,236
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	338,174	21.42 (2)	1,653,236

(1)

The number of securities shown in column (c) represents number of securities remaining available for issuance under the Company’s 2014 Long Term Incentive Plan, as amended (the “2014 Plan”).  The 2014 Plan allows for the issuance of restricted stock awards, performance stock awards, performance stock unit awards, restricted stock unit awards (the foregoing, “Full Value Awards”), stock options and stock appreciation rights.  For purposes of calculating the number of securities remaining under the 2014 Plan in column (c), Full Value Awards are counted as 1.5 shares for each share awarded.  The number of securities shown in column (a) of the table above represents 38,800 stock options and 299,374 restricted stock unit awards outstanding under the 2014 Plan.

(2)	The calculation of the weighted-average exercise price of outstanding options, warrants and rights excludes restricted stock unit awards.

Recent Sales of Unregistered Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to purchases of common stock of the Company made during the three months ended September 30, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
July 1, 2021 through July 31, 2021	112,754	$8.46	112,754	$452,417
August 1, 2021 through August 31, 2021	107,793	9.67	107,793	1,904,279
September 1, 2021 through September 30, 2021	124,883	9.63	124,883	694,956

(1)

On November 19, 2020, the Company announced that its board of directors authorized a stock buy-back program which authorized the Company to repurchase up to $5 million of its common stock in open market transactions.  On August 5, 2021, the board of directors increased the repurchase limit under the program to $7.5 million.  Common stock repurchases will be made in accordance with applicable federal securities laws, and could include repurchases pursuant to Rule 10b5-1 trading plans, which allows stock repurchases when the Company might otherwise be precluded from doing so. The repurchase program has no time limit, does not obligate the Company to acquire a specified number of shares and may be modified, suspended or discontinued at any time at the Company’s discretion.

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

Cautionary Note Regarding Forward-Looking Statements and Assumptions

This Annual Report on Form 10-K and the documents incorporated by reference herein, if any, contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “intend”, “expect”, “plan”, “budget”, “forecast”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue”, “evaluating” or similar words.  Statements that contain these words should be read carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other forward-looking information.  Examples of forward-looking statements include, among others, statements that we make regarding our expected operating results, the results and success of our transaction with Aquana, LLC, future demand for our Quantum security solutions, the adoption and sale of our products in various geographic regions, potential tenders for PRM systems, future demand for OBX systems, the completion of new orders for our channels of our GCL system, the fulfillment of customer payment obligations, the impact of and the recovery from the impact of the coronavirus (or COVID-19) pandemic, the Company’s ability to manage changes and the continued health or availability of management personnel, volatility and direction of oil prices, anticipated levels of capital expenditures and the sources of funding therefor, and our strategy for growth, product development, market position, financial results and the provision of accounting reserves.  These forward-looking statements reflect our current judgment about future events and trends based on the information currently available to us.  However, there will likely be events in the future that we are not able to predict or control.  The factors listed under the caption “Risk Factors”, as well as cautionary language in this Annual Report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.  Such examples include, but are not limited to, the failure of the Quantum or OptoSeis® or Aquana technology transactions to yield positive operating results, decreases in commodity price levels and continued adverse impact of COVID-19 which could reduce demand for our products, the failure of our products to achieve market acceptance (despite substantial investment by us) our sensitivity to short term backlog, delayed or cancelled customer orders, product obsolescence resulting from poor industry conditions or new technologies, bad debt write-offs associated with customer accounts, inability to collect on promissory notes, lack of further orders for our OBX systems, failure of our Quantum products to be adopted by the border and perimeter security market, or a decrease in such market due to governmental changes, and infringement or failure to protect intellectual property.  The occurrence of the events described in these risk factors and elsewhere in this Annual Report on Form 10-K could have a material adverse effect on our business, results of operations and financial position, and actual events and results of operations may vary materially from our current expectations.  We assume no obligation to revise or update any forward-looking statement, whether written or oral, that we may make from time to time, whether as a result of new information, future developments or otherwise, except as required by applicable securities laws and regulations.

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

We report and evaluate financial information for three segments: Oil and Gas Markets, Adjacent Markets and Emerging Markets.   Summary financial data by business segment follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2021	2020
Oil and Gas Markets
Traditional exploration product revenue	$4,518	$6,653
Wireless exploration product revenue	45,751	54,072
Reservoir product revenue	1,983	936
Total revenue	52,252	61,661
Operating loss	(16,229)	(2,139)
Adjacent Markets
Industrial product revenue	21,335	15,622
Imaging product revenue	11,084	9,818
Total revenue	32,419	25,440
Operating income	6,423	4,017
Emerging Markets
Revenue	10,193	734
Operating income (loss)	5,033	(6,064)
Corporate
Revenue	—	—
Operating loss	(12,098)	(13,853)
Consolidated Totals
Revenue	94,864	87,835
Operating loss	(16,871)	(18,039)

Overview

Although in an already depressed oil and gas industry, demand further decreased in February 2020 because of the oversupply of crude oil due to failed OPEC negotiations that led to a dramatic drop in crude oil prices when combined with the impact of the COVID-19 pandemic.  These declines in the demand for oil and gas have caused oil and gas exploration and production companies to experience a significant reduction in cash flows, which have resulted in and will likely continue to result in reductions in their capital spending budgets for oil and gas exploration-focused activities, including seismic data acquisition activities.  Our Oil and Gas Markets segment has in recent years experienced strong demand for the rental of our marine wireless nodal products; however, this demand has significantly declined during the first half of fiscal year 2021 and could continue to decline in future years as a result of the significant uncertainty in the outlook for oil and gas exploration.  Demand for new land-based seismic equipment in recent fiscal years has remained restrained due to capital limitations affecting many of our customers, along with their excess levels of underutilized equipment. As a result, revenue from the sale and rental of our land-based traditional and wireless products has remained low due to the reduced investment in exploration-focused seismic activities.  Policies implemented by the Biden administration in the United States could also result in decreased demand for our products.  President Biden has announced climate change as a core focus of his administration and that he intends to set the United States on a path to net-zero carbon emissions by 2050. In January of 2021, President Biden implemented a hold on issuing new drilling permits and new oil and gas leasing for federal lands and waters.  The administration may also implement new or amended rules and regulations concerning hydraulic fracturing and emissions from oil and gas sector operations. Crude oil prices have recently rebounded above February 2020 levels; however, a lag in time typically occurs between higher oil prices and greater demand for our Oil and Gas Markets segment products.   Lasting higher levels of oil and gas commodity pricing may not stabilize in the long term, thus continuing the challenging industry conditions we have experienced in previous fiscal years.  We only expect improved market conditions when we see lasting stabilization of higher crude oil commodity prices, which should result in higher revenue from our Oil and Gas Markets segment products.

In light of current market conditions, the inventory balances in our Oil and Gas Markets business segment at September 30, 2021 continued to exceed levels we consider appropriate for the current level of product demand.  While we are aggressively working to reduce these legacy inventory balances, we are also adding new inventories for new wireless product developments and for other product demand in our Adjacent Markets segment.  During periods of excessive inventory levels, our policy has been, and will continue to be, to record obsolescence expense as we experience reduced product demand and as our inventories continue to age.  If difficult market conditions continue for the products in our Oil and Gas Markets segment, we expect to record additional inventory obsolescence expense in fiscal year 2022 and beyond until product demand and/or resulting inventory turnover return to acceptable levels.

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

As of the date of this filing, our operations have, for the most part, remained open globally and the impact of the effects of COVID-19 to our personnel and operations has been limited.  We have experienced a reduction in demand for the rental of our OBX marine nodal products, which we believe is primarily the result of the pandemic.  Our supply chain has become increasingly strained due to increased pricing for raw material and supplies coupled with longer than expected lead times. We believe we may be entering a period of recovery from the initial effects of the COVID-19 pandemic on our business, but we continue to be cautious about the pandemic’s effect on our supply chain.  As a result, we continually communicate with our suppliers and customers as information is available to best manage this difficult situation.

Fiscal Year 2021 Compared to Fiscal Year 2020

Consolidated revenue for fiscal year 2021 was $94.9 million, an increase of $7.0 million, or 8.0%, from fiscal year 2020.  The increase in revenue was primarily due to (i) the recognition of $12.5 million of wireless product revenue attributable to a large land-based wireless seismic product delivered in fiscal year 2020, (ii) a $9.9 million sale of used OBX rental equipment to the former lessee of the equipment, (iii) $10.1 million of revenue recognized on our contract with the CBP from our Emerging Markets business segment, which was awarded to us in fiscal year 2020, and (iv) a $7.0 million increase in both industrial and imaging product revenue from our Adjacent Markets business segment.  These increases in revenue were largely offset by a $34.7 million decrease in rental revenue, primarily from our OBX marine nodal products caused by sales of rental equipment and lower utilization of our OBX rental fleet caused by the COVID-19 pandemic.

Consolidated gross profit for fiscal year 2021 was $16.3 million, a decrease of $7.1 million, or 30.5%, from fiscal year 2020.  The decrease in gross profit was caused by the reduction of rental revenue discussed above, and was partially offset by increased gross profits attributable to the higher revenue from other product categories discussed above.

Consolidated operating expenses for fiscal year 2021 were $33.2 million, a decrease of $8.3 million, or 20.0%, from fiscal year 2020.  The decrease was due to (i) a $4.6 million net non-cash decrease in the estimated fair value of contingent earn-out consideration related to our Quantum and OptoSeis® acquisitions, (ii) a $1.5 million decrease in personnel costs primarily related to our cost reduction program initiated in the third quarter of fiscal year 2020, (iii) a $0.7 million reduction in research and development project costs, (iv) a $0.8 million reduction in other general business expenses and (v) a $0.7 million reduction in goodwill impairment charges.

Consolidated other income for fiscal year 2021 was $3.4 million compared to $1.4 million from fiscal year 2020.  The increase in other income was primarily caused by a gain recognized on the sale of our investment in a debt security.

Consolidated income tax expense for fiscal year 2021 was $0.6 million compared to $2.6 million from fiscal year 2020.  This decrease in income tax expense was primarily the result of a decrease in rental revenue earned in foreign jurisdictions requiring tax withholding.  We are currently unable to record any tax benefits from the tax losses we incur in the U.S., Canada and Russian Federation due to the uncertainty surrounding our ability to utilize such losses in the future to offset taxable income.

Segment Results of Operations

Oil and Gas Markets

Fiscal Year 2021 Compared to Fiscal Year 2020

Revenue

Revenue from our Oil and Gas Markets products for fiscal year 2021 decreased $9.4 million, or 15.3%, from fiscal year 2020. Our product and rental revenue in this segment was negatively impacted by the COVID-19 pandemic and its impact on worldwide demand for crude oil.  The components of this decrease included the following:

•

Traditional Exploration Product Revenue – Revenue from our traditional products decreased $2.1 million, or 32.1% from the prior fiscal year.  The decrease primarily reflects lower demand for our marine products and lower rental utilization of our traditional products.  The decrease was partially offset by an increase in demand for our sensor products.

•

Wireless Exploration Product Revenue – Revenue from our wireless exploration products decreased $8.3 million, or 15.4%, from the prior fiscal year.  The decrease was primarily due to a $35.5 million decrease in rental revenue from our OBX marine nodal products due to lower utilization of our OBX rental fleet caused by the COVID-19 pandemic.  This decrease was partially offset by (i) the recognition of $12.5 million of revenue related to the sale of land-based wireless seismic products delivered to a customer in the prior year, (ii) a $9.9 million sale of used OBX rental equipment to the former lessee of the equipment and (iii) a $2.9 million third quarter sale of land-based wireless seismic products.

Operating Loss

Operating loss from our Oil and Gas Markets products for fiscal year 2021 was $(16.2) million, an increase of $(14.1) million from the prior fiscal year.  The increase in operating loss was primarily due to lower wireless rental revenue and related gross profits from the rental of our OBX systems driven by the continued depreciation of our rental fleet.  The increase in operating loss was partially offset by (i) the sale of the OBX rental equipment to the former lessee of the equipment, (ii) the recognition of revenue on the land-based wireless system delivered in the prior year, and (iii) lower operating expenses resulting from our fiscal year 2020 cost reduction program and other related cost reductions.  The decrease was also attributable to net non-cash adjustments of $0.9 million related to the decrease in the estimated fair value of contingent earn-out consideration related to our OptoSeis® acquisition and a $0.7 million reduction in goodwill impairment expense related to an impairment charge recorded in fiscal year 2020.

Adjacent Markets

Fiscal Year 2021 Compared to Fiscal Year 2020

Revenue

Revenue from our Adjacent Markets products for fiscal year 2021 increased $7.0 million, or 27.4%, from the prior fiscal year.  While we experienced an increase in the demand for our Adjacent Markets products and services during fiscal year 2021 despite the current COVID-19 pandemic, we cannot reasonably determine if this marks the beginning of a lasting recovery from the impact of the COVID-19 pandemic for this operating segment.  As a result, we are unable to determine the lasting effect the COVID-19 pandemic will have on the future demand and the supply chain for our Adjacent Markets products and services. The components of this increase included the following:

•

Industrial Product Revenue and Services – Revenue from our industrial products increased $5.7 million, or 36.6%, from the prior fiscal year.   The increase was primarily due to higher demand for water meter products and contract manufacturing services.

•

Imaging Product Revenue – Revenue from our imaging products increased $1.3 million, or 12.9%, from the prior fiscal year.  The increase was primarily due to higher demand for our equipment products and consumable film products.

Operating Income

Operating income from our Adjacent Markets products for fiscal year 2021 was $6.4 million, an increase of $2.4 million, or 59.9%, from the prior fiscal year.  The increase was primarily due an increase in both industrial and imaging product revenue and related gross profits.

Emerging Markets

Fiscal Year 2021 Compared to Fiscal Year 2020

Revenue

Revenue from our Emerging Markets products for fiscal year 2021 was $10.2 million, compared to $0.7 million from the prior fiscal year.  The increase was primarily attributable to the recognition of revenue related to our contract with the CBP.   Quantum was awarded this contract during fiscal year 2020 to provide a technology solution to the Department of Homeland Security.  As of September 30, 2021, unrecognized revenue related to this contract was approximately $0.1 million, which is expected to be recognized during the first quarter of 2022.

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

Operating Income (Loss)

Operating income (loss) from our Emerging Markets products for fiscal year 2021 was $5.0 million, an increase of $11.1 million from the prior fiscal year.  The increase in operating income for fiscal year 2021 was primarily due to revenue and gross profits recognized on our contract with the CBP.  The increase was also due to net non-cash adjustments of $3.7 million related to the decrease in the estimated fair value of contingent earn-out consideration related to the Quantum acquisition.  Since its acquisition in July 2018, Quantum has primarily focused on product development activities, and the marketing of its technologies to government agencies and other end users.

Liquidity and Capital Resources

Fiscal Year 2021

At September 30, 2021, we had approximately $23.6 million in cash and cash equivalents and short-term investments.  For fiscal year 2021, we used $7.2 million of cash from operating activities.  Our net loss of $14.1 million was offset by net non-cash charges of $22.2 million resulting from deferred income taxes, depreciation, amortization, accretion, inventory obsolescence, stock-based compensation, bad debt expense and changes in the estimated fair value of contingent consideration.  Other uses of cash in our operations included (i) the removal of $6.7 million gross profit from the sale of used rental equipment and the removal of a $2.0 million gain resulting from the sale of our investment in a debt security since the proceeds related to both of these transactions are included in investing activities,  (ii) a $7.7 million increase in inventories primarily for the maintenance and upgrade of OBX rental products and components, (iii) a $4.0 million increase in trade accounts and notes receivable primarily due to a trade note receivable recognized on a land-based wireless product sale that was delivered in the prior fiscal year, (iv) a $1.1 million increase in unbilled receivables related to our contract with the CBP and (v) a $5.1 million decrease in deferred revenue and other liabilities primarily due to revenue recognized on a land-based wireless product.  Offsetting these uses of cash were (i) a $4.7 million increase in accounts payable due to the increase in inventories and the timing of payments to suppliers and (ii) a $5.4 million increase in deferred cost of revenue and other assets primarily due to recognition of cost of revenue on the land-based wireless product sale and the prepayment of insurance premiums.

For fiscal year 2021, we used cash of $3.3 million in investing activities.  Uses of cash included (i) net disbursements of $9.4 million for purchases of short-term investments, (ii) $3.2 million for additions to our property, plant and equipment and (iii) $2.1 million for additions to our equipment rental fleet.   Sources of cash included (i) $10.6 million of proceeds from the sale of used rental equipment and (ii) $2.1 million of proceeds from the sale of our investment in a debt security.  We expect our cash investments in property, plant and equipment during fiscal year 2022 to be approximately $4 million.  Depending on demand for our OBX marine rental equipment, we expect fiscal year 2021 cash investments into our rental fleet to be approximately $3 million.  Our capital expenditures are expected to be funded from our cash on hand, internal cash flows, cash flows from our rental contracts or, if necessary, borrowings under a potential new credit facility arrangement, if any.

For fiscal year 2021, we used $6.8 million from financing activities for the purchase of treasury stock pursuant to a stock buy-back program authorized by our board of directors.  The program authorizes us to repurchase up to $7.5 million of our common stock in open market transactions.  At September 30, 2021, approximately $0.7 million of our common stock remains available for repurchases under the program.

On July 13, 2020, we received an interest in a senior secured bond from an international seismic marine customer.  Our interest in the bond, which had a face value of $13.0 million, was received in exchange for $13.0 million of unpaid invoices and late fees owed by the customer.   The bond was secured by a third in line lien on the assets owned by the customer and had an 8% interest rate with bi-annual interest and possible principal payments based on excess available cash flow.  Interest payments could be made either in cash or in-kind payments in the form of additional debt security.  In-kind interest payments required an 8.8% interest rate.  The bond’s scheduled maturity date was July 13, 2022.  The bond was listed on the Oslo Alternative Bond Market; however, the actual marketability was unknown.  Based on the distressed financial condition of the customer, we believed the fair value of the bond was nominal.  In January 2021, we transferred our interest in the bond pursuant to a purchase agreement (the “Agreement”) entered into with a third party (the “Buyer”).  Pursuant to the Agreement, we transferred the bond to the Buyer in exchange for non-refundable consideration of $0.3 million and were entitled to receive additional cash compensation of $2.4 million from the Buyer if certain terms and conditions between the Buyer and our customer were met by December 31, 2021.  In the event these terms and conditions were not met, we had the option to reacquire the bond from the Buyer for one US dollar ($1.00).  During the third quarter of fiscal year 2021, we agreed to a reduction to the additional cash compensation required from the Buyer to obtain full rights to the bond from $2.4 million to $1.8 million.   In June 2021, we received the $1.8 million from the Buyer and relinquished all rights to the bond.

Our available cash, cash equivalents and short-term investments totaled $23.6 million at September 30, 2021, which included $5.2 million of cash and cash equivalents held by our foreign subsidiaries and branch offices.  The 2017 Tax Act creates new taxes on certain foreign earnings and also requires companies to pay a one-time transition tax on undistributed earnings of their foreign subsidiaries which were previously tax deferred.  We have determined that we are not required to pay any transition tax on the undistributed earnings of our foreign subsidiaries since we had no accumulated foreign earnings on a consolidated basis.

Our credit agreement with Frost Bank allows for borrowings of up to $20.0 million with such amounts available for borrowing determined by a borrowing base.  In November 2019, the credit agreement was amended to (i) extend the maturity date from April 2020 to April 2022, (ii) increase the unencumbered liquid assets covenant threshold from $5 million to $10 million commencing with the fiscal quarter ending December 31, 2020 and for each fiscal quarter thereafter, (iii) increase the tangible net worth requirement from $140 million to $145 million commencing with the fiscal quarter ending December 31, 2020 and for each fiscal quarter thereafter and (iv) remove the requirement that we obtain the consent of Frost Bank prior to paying dividends or repurchasing stock so long as we are in compliance with the covenants of the credit agreement. In March 2021, we amended the credit agreement to reduce the maximum amount available for borrowing from $30 million to $20 million.  The March 2021 amendment also altered the tangible net worth requirement to decrease the minimum threshold from $145 million to $132 million commencing with the fiscal quarter ending March 31, 2021 and for each fiscal quarter thereafter. Additionally, the March 2021 amendment added a funded debt to EBITDA ratio financial covenant which requires us to maintain, for a twelve-month period ending on the last day of each fiscal quarter commencing with the fiscal quarter ended March 31, 2021, and for each fiscal quarter thereafter, a ratio of funded debt to EBITDA not exceeding 1.50 to 1.00.  The March 2021 amendment also amended the definition of “Eligible Accounts” to include certain unbilled receivables, and reduced the limit on the amount of “Eligible Inventory” that may be included in the borrowing base from $20 million to $15 million.

At September 30, 2021, we had no outstanding borrowings under our credit agreement.  In October 2021, Frost Bank notified us that they will not be extending our credit agreement upon its expiration in April 2022, and in November 2021 we elected to cancel the agreement.  We are currently in negotiations with multiple lenders for a new credit facility arrangement; however, we may not be successful in obtaining a credit facility on terms that are favorable to us.  The lack of a credit facility could negatively impact our liquidity and could have a material adverse impact on our future operations, financial condition, growth, and other aspects of our business.  However, currently we believe that our cash, cash equivalents and short-term investments will be sufficient to finance any future operating losses and planned capital expenditures through the next twelve months.

In the absence of future profitable results of operations, we may need to rely on other sources of liquidity to fund our future operations, including executed rental contracts, borrowings under a potential new credit facility arrangement, if any, leveraging or sales of real estate assets, sales of rental assets and other liquidity sources which may be available to us.

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

Contractual Obligations

Contingent Consideration

We recorded an initial contingent earn-out liability of $7.7 million in connection with our July 2018 acquisition of Quantum.   Subsequent to the acquisition, we have reduced the estimated contingent earn-out liability to $0.8 million as of September 30, 2021 as a result of $1.5 million of earn-out payments made through September 2021 (with an additional $0.8 million payable) and $4.6 million of reductions in the value of expected future earn-out payments.  Contingent payments, if any, may be paid in the form of cash or Company stock and will be derived from eligible revenue generated during the four-year post-acquisition period ending in July 2022.  We made cash earn-out payments of $1.4 million and $0.1 million in fiscal year 2021 and 2020, respectively, to the former shareholders of Quantum.  The Company made an additional earn-out payment of $0.8 million in October 2021.  The maximum amount of contingent payments is $23.5 million.

We recorded an initial contingent earn-out liability of $4.3 million in connection with our November 2018 acquisition of all the intellectual property and related assets of the OptoSeis® fiber optic sensing technology.  Subsequent to the acquisition, we have increased the estimated contingent earn-out liability to $4.4 million at September 30, 2021 as a result of a $0.1 million net increase in the value of the expected future earn-out payments.  Contingent cash payments, if any, will be derived from eligible revenue generated during a five-and-a-half year post-acquisition earn-out period ending in May 2024.  In order for revenue to be considered eligible, sales contracts must be entered into during the first four years of the earn-out period ending in November 2022.  No payments have been made to date related to the continent earn-out liability.  The maximum amount of contingent payments is $23.2 million.

We will reassess the earn-out calculations related to this contingent consideration in future periods.

Contingent Compensation Costs

In connection with the acquisition of Aquana in July 2021, we are subject to additional contingent cash payments to the former members of Aquana, LLC. over a six-year earn-out period.  The contingent payments, if any, will be derived from certain eligible revenue generated during the earn-out period from products and services sold by Aquana. There is no maximum limit to the contingent cash payments that could be made.  The merger agreement with Aquana requires the continued employment of a certain key employee and former member of Aquana, LLC for the first four years of the six year earn-out period in order for any of Aquana’s former members to be eligible to any earn-out payments.  As discussed in Note 3 of the accompanying consolidated financial statements, due to the continued employment requirement, no liability has been recorded for the estimated fair value of contingent earn-out payments for this transaction.  Earn-outs achieved, if any, will be recorded as compensation expense when incurred.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  We consider many factors in selecting appropriate operational and financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements.  We continually evaluate our estimates, including those related to revenue recognition, bad debt reserves, inventory obsolescence reserves, goodwill and long-lived asset impairment and contingent consideration.  We base our estimates on historical experience and various other factors, including the impact from the current economic conditions that we believe to be reasonable under the circumstances.  Actual results may differ from these estimates under different conditions or assumptions.

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

We conduct our evaluation of goodwill at the reporting unit level on an annual basis as of September 30 and more frequently if events or circumstances indicate that the carrying value of a reporting unit exceeds its fair value.  The guidance on the testing of goodwill for impairment provides the option to first assess qualitative factors to determine if the fair value of a reporting unit exceeds its carrying amount.  If, based on the qualitative assessment of events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is more than its carrying amount then it is not necessary to perform a quantitative assessment.  However, if an entity concludes otherwise, then a quantitative assessment must be performed.  If, based on the quantitative assessment, we determine that the fair value of a reporting unit is less that its carrying amount, a goodwill impairment is recognized equal to the difference between the carrying amount of the reporting unit and its fair value, not to exceed the carrying amount of the goodwill.

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

We established contingent earn-out liabilities in connection with its acquisition of Quantum in fiscal year 2018 and the OptoSeis® fiber optic sensing technology business fiscal year 2019.  The estimated earn-outs payments are remeasured to fair value on a quarterly basis.   We utilize the services of an independent valuation consultant to assist with the remeasurement of our contingent consideration, which includes estimates and projections of future revenue, including the size, length, and timing of future contracts.  Adjustments to the liabilities are included as a component of earnings.

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

Regarding our Oil and Gas Markets business segment, demand for our products are subject to volatile fluctuations in crude oil prices.  As a result of substantial declines in crude oil prices in recent years combined with the recent reduced global demand for oil and gas as a result of the COVID-19 pandemic, oil and gas exploration and production companies experienced a significant reduction in cash flows resulting in sharp reductions in their capital spending budgets for oil and gas exploration-focused activities including seismic data acquisition activities. While we have experienced strong marine nodal rental activity in recent years including fiscal year 2020, the need for new seismic equipment, particularly land-based equipment, remains restrained due to our customers’ (i) limited capital resources, (ii) lack of visibility into future demand for their seismic services and (iii) in some cases, under-utilized legacy equipment. Crude oil prices have recently rebounded; however, lasting higher levels of oil and gas commodity pricing may not stabilize in the long term, thus continuing the challenging industry conditions we have experienced in previous fiscal years.

Many of our land-based traditional seismic products can be damaged, destroyed or otherwise consumed during our customer’s field operations.  We expect fiscal year 2022 demand for our land-based traditional seismic products may increase slightly over fiscal year 2021 levels.

We believe our “GCL”, which is a new version of our land-based wireless data recorder, will be a market leader similar to our GSX wireless unit.  It is uncertain what revenue impact the GCL will have during fiscal year 2022 in light of the tepid market demand for oil and gas seismic services and equipment.  We do not expect our land-based wireless product revenue to exceed the levels achieved in fiscal year 2021.

The vast majority of our oil and gas rental revenue in fiscal year 2021 was derived from short-term rentals of our OBX ocean-bottom recorder.  We believe our OBX rental revenue will increase substantially in fiscal year 2022 as a result of rental contracts executed during fiscal year 2021 and anticipated new rental contracts, but we can make no assurance in this regard.

We believe that fiscal year 2022 revenue from our oil and gas reservoir products, and principally our borehole tools and services, to increase slightly over fiscal year 2021 levels.  In September 2020, we received a request from a major oil and gas producer for a proposal to manufacture a large-scale seabed PRM system. Under the offered terms and conditions as initially presented, we decided not to provide a bid.  In August 2021, we received a revised request from the producer and are in the process of responding to this request.  We believe the potential customer may grant the award in the second quarter of fiscal year 2022.   If we are awarded the contract, revenue from this contract will most likely not be recognized until the latter part of fiscal year 2022, if any; fiscal year 2023 and 2024.

We expect fiscal year 2022 revenue from our Adjacent Markets products to increase over fiscal year 2021 levels largely due to our acquisition of Aquana.  We are optimistic that demand for our industrial, imaging products and contract manufacturing services will increase in fiscal year 2022.

We expect fiscal year 2022 revenue from our Emerging Markets products to match fiscal year 2021 levels.  We are optimistic that Quantum we will be awarded a second contract from the U.S. Customs and Border Protection U.S. Border Patrol to provide a technology solution to the Department of Homeland Security.

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

In connection with the preparation of this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our management, including the CEO and CFO, as of September 30, 2021 of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective as of September 30, 2021.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2021.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework (2013).  Based on this assessment, our management concluded that, as of September 30, 2021, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is contained in our definitive Proxy Statement to be distributed within 120 days of September 30, 2021 in connection with our 2022 Annual Meeting of Stockholders under the captions “Election of Directors,” “Executive Officers and Compensation,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item is contained in our definitive Proxy Statement to be distributed within 120 days of September 30, 2021 in connection with our 2022 Annual Meeting of Stockholders under the caption “Executive Officers and Compensation” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is contained in our definitive Proxy Statement to be distributed within 120 days of September 30, 2021 in connection with our 2022 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference, and in Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” contained in Part II hereof.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item is contained in our definitive Proxy Statement to be distributed within 120 days of September 30, 2021 in connection with our 2022 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item is contained in our definitive Proxy Statement to be distributed within 120 days of September 30, 2021 in connection with our 2022 Annual Meeting of Stockholders under the caption “Independent Public Accountants” and is incorporated herein by reference.

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

10.5	Geospace Technologies Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed December 11, 2013).*

10.6

First Amendment to the Geospace Technologies Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed December 30, 2020).*

10.7	Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-8 filed May 21, 2014).*

10.8	Form of Employee Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 26, 2018).*

10.9	Form of Employee Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Form S-8 filed May 21, 2014).*

10.10	Form of Employee Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Form S-8 filed May 21, 2014).*

10.11	Form of Performance Option Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 20, 2015).*

10.12	Form of Consultant Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Form S-8 filed May 21, 2014).*

10.13	Form of Consultant Stock Option Award Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Form S-8 filed May 21, 2014).*

10.14	Form of Director Stock Option Award Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Form S-8 filed May 21, 2014).*

10.15	Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s Form S-8 filed May 21, 2014).*

10.16	Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed May 3, 2019).*

Exhibit Number	Description of Documents

10.17	Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 26, 2018).*

10.18	Form of Amended and Restated Indemnity Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 26, 2015).*

10.19

Geospace Technologies Corporation Annual Bonus Program (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2017 filed December 1, 2017).*

10.20

First Amendment effective October 1, 2008 to Employment Agreement dated as of August 1, 1997, between the Company and Michael J.  Sheen (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, filed February 5, 2010).*

10.21

Second Amendment effective November 17, 2020 to Employment Agreement dated as of August 1, 1997, between the Company and Michael J.  Sheen (incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 23, 2020, File No.: 001-13601).*

10.22

Loan Agreement dated September 27, 2013 among Geospace Technologies Corporation, as borrower, certain subsidiaries of Geospace Technologies Corporation, as guarantors, and Frost Bank, as lender (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed October 1, 2013).

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

10.25

Third Amendment to the Loan Agreement effective May 9, 2017 by and between Geospace Technologies Corporation as borrower, certain subsidiaries of Geospace Technologies Corporation, as guarantors, and Frost Bank, as lender (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2018 filed December 1, 2017).

10.26

Fourth Amendment to Loan Agreement dated October 25, 2017 among Geospace Technologies Corporation, as borrower, certain subsidiaries of Geospace Technologies Corporation, as guarantors, and Frost Bank, as lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 27, 2017).

10.27

Fifth Amendment to Loan Agreement dated November 9, 2018 among Geospace Technologies Corporation, as borrower, certain subsidiaries of Geospace Technologies Corporation, as guarantors, and Frost Bank, as lender (incorporated by reference to Exhibit 10.1 to the Registrants Current Report on Form 8-K filed November 13, 2018).

10.28

Sixth Amendment to Loan Agreement dated March 29, 2019 among Geospace Technologies Corporation, as borrower, certain subsidiaries of Geospace Technologies Corporation, as guarantors, and Frost Bank, as lender (incorporated by reference to Exhibit 10.1 to the Registrants Current Report on Form 8-K filed March 29, 2019).

10.29

Seventh Amendment to Loan Agreement dated November 15, 2019 among Geospace Technologies Corporation, as borrower, certain subsidiaries of Geospace Technologies Corporation, as guarantors, and Frost Bank, as lender (incorporated by reference to Exhibit 10.1 to the Registrants Current Report on Form 8-K filed November 18, 2019, File No.: 001-13601).

10.30

Eight Amendment to Loan Agreement dated March 25, 2021 among Geospace Technologies Corporation, as borrower, certain subsidiaries of Geospace Technologies Corporation, as guarantors, and Frost Bank, as lender (incorporated by reference to Exhibit 10.1 to the Registrants Current Report on Form 8-K filed March 29, 2021, File No.:  001-13601).

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

Exhibit Number	Description of Documents

10.33

Commercial Contract – Improved Property, dated June 3, 2019 by and between GTC, Inc. and Harmony Public Schools (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 3, 2019).

10.34

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

101

The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets as of September 30, 2021 and September 30, 2020, (ii) the Consolidated Statements of Operations for the years ended September 30, 2021 and 2020, (iii) the Consolidated Statements of Comprehensive Loss for the years ended September 30, 2021 and 2020, (iv) the Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2021 and 2020, (v) the Consolidated Statements of Cash Flows for the years ended September 30, 2021 and 2020 and (vi) Notes to Consolidated Financial Statements.**

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021 formatted in Inline XBRL. **

*	This exhibit is a management contract or a compensatory plan or arrangement.
**	Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOSPACE TECHNOLOGIES CORPORATION

By:	/s/ WALTER R. WHEELER
Walter R. Wheeler, Director, President and Chief Executive Officer
November 19, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WALTER R. WHEELER	Director, President and Chief Executive Officer	November 19, 2021
Walter R. Wheeler	(Principal Executive Officer)

/s/ ROBERT L. CURDA	Vice President, Chief Financial Officer and Secretary	November 19, 2021
Robert L. Curda	(Principal Financial Officer and Principal Accounting Officer)

/s/ GARY D. OWENS	Chairman of the Board	November 19, 2021
Gary D. Owens

/s/ KENNETH ASBURY	Director	November 19, 2021
Kenneth Asbury

/s/ MARGARET S. ASHWORTH	Director	November 19, 2021
Margaret S. Ashworth

/s/ THOMAS L. DAVIS	Director	November 19, 2021
Thomas L. Davis
/s/ EDGAR R. GIESINGER, JR.	Director	November 19, 2021
Edgar R. Giesinger, Jr.
/s/ TINA M. LANGTRY	Director	November 19, 2021
Tina M. Langtry
/s/ RICHARD F. MILES	Director	November 19, 2021
Richard F. Miles
/s/ MICHAEL J. SHEEN	Director	November 19, 2021
Michael J. Sheen

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Geospace Technologies Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Geospace Technologies Corporation and its subsidiaries (the Company) as of September 30, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Inventory Valuation

As described in Note 1 to the consolidated financial statements, the Company’s consolidated inventories balance, which is stated at lower of cost or net realizable value, was $34.3 million as of September 30, 2021. The valuation of inventories is based on the Company’s periodic review of the composition of its inventories to determine if market demand, product modifications, technology changes, excessive quantities on-hand and other factors hinder its ability to recover its investment in such inventories. The Company’s assessment is based upon historical product demand, estimated future product demand and various other judgments and estimates. Inventory obsolescence reserves are recorded when such assessments reveal that portions or components of the Company’s investment will not be realized in its operating activities.

We identified the valuation of inventories at the lower of cost or net realizable value as a critical audit matter due to the significant judgment and estimates required by management. Determining whether a decline in value has occurred requires management to make complex judgments related to (i) historical and estimated future product demand in relation to quantities on hand and (ii) obsolescence of certain products based on changes in technology and demand. Auditing these judgments is especially challenging and involved significant auditor judgment due to fluctuations in sales trends and evolving customer demands.

Our audit procedures related to the Company’s valuation of inventory included the following, among others:

•	We tested the reasonableness of management’s projections by comparing management’s estimates to historical results and tested the completeness and accuracy of the data used in the calculation.

•	We tested the mathematical accuracy of the calculation of the net realizable value by reperforming the calculation based on usage reports and inventory listings.
•

We evaluated management’s process for subsequent adjustment to the net realizable value reserves by testing the subsequent increases in the inventory values after the net realizable value  had been established.

•	We compared actual purchases and sales data on an individual item basis and aggregated to perform an independent assessment of the net realizable value of inventory.

Valuation of Goodwill– Emerging Markets Reporting Unit

As discussed in Note 11 to the consolidated financial statements, the Company assessed $4.3 million of goodwill associated with its Emerging Markets reporting unit for impairment. The fair value of the reporting unit was estimated by management using the expected present value of future cash flows and judgments, market data and using estimates, judgments and assumptions that management believe are appropriate in the circumstances. Key assumptions in the impairment analysis include revenue and cash flow projections, discount rates, long-term growth rates, and the effective tax rate. In determining the fair value of the Company’s Emerging Markets reporting unit, estimated future cash flows include the Company’s ability to obtain an additional contract with its significant customer.

We identified the valuation of goodwill for the Emerging Market's reporting unit as a critical audit matter because of the significant assumptions management makes in determining the estimate, including revenue and cash flow projections and the discount rate utilized. Auditing management’s assumptions of revenue and cash flow projections and the discount rate involved a high degree of auditor judgment and increased audit effort, including the use of valuation specialists, as changes in these assumptions could have a significant impact on the fair value of the Emerging Market's reporting unit and potential impairment charges.

Our audit procedures related to the Company’s valuation of goodwill for the Emerging Markets reporting unit included the following, among others:

•We evaluated the reasonableness of management’s revenue and cash flow projections by comparing management’s prior forecasts to historical results for the Company.

•We evaluated management’s revenue projections by comparing to historical results and inquiry of management of the reporting unit regarding additional contracts with its significant customer.

•With the assistance of our valuation specialists, we evaluated the reasonableness of the Company’s valuation methodology and the discount rates utilized by comparing them to comparable companies and market data.

Valuation of Contingent Consideration – OptoSeis

As described in Note 18 to the consolidated financial statements, the Company recognized contingent consideration related to the acquisition of the OptoSeis fiber optic sensing technology business in November 2018. The Company recorded the initial fair value of the contingent consideration as a liability on the acquisition date. The estimated earn-out payments are subsequently remeasured to fair value at each reporting date based on the estimated future earnings associated with the acquired entity. As of September 30, 2021, the contingent consideration liability related to  OptoSeis was $4.4 million. The Company utilizes the services of independent valuation consultants to assist with the estimation of the fair value of the contingent consideration, which includes estimates and projections of future revenue, including the size, length, and timing of its future contracts.

We identified the valuation of contingent consideration related to OptoSeis as a critical audit matter because of the significant assumptions management makes when selecting a valuation model and determining the estimate, including the projections of future revenue, including the size, length and timing of future contracts. Auditing management’s assumptions of revenue projections and the discount rate involved a high degree of auditor judgment and increased audit effort, including the use of valuation specialists, as changes in these assumptions could have a significant impact on the fair value of the contingent consideration.

Our audit procedures related to the Company’s valuation of contingent consideration related to OptoSeis included the following, among others:

•We tested management’s process for estimating the fair value of the contingent consideration, which included evaluating the significant assumptions related to estimated future customer demand and associated revenue and testing the completeness and accuracy of data used in the models.

•We utilized an internal valuation specialist to assist in:

oEvaluating the appropriateness of the valuation models utilized by management, and

oDeveloping independent estimates of the discount rates based on publicly available market data and comparing the resulting reporting unit fair values to management’s estimates.

/s/ RSM US LLP

We have served as the Company's auditor since 2018.

Houston, TX

November 19, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Geospace Technologies Corporation

Our audits of the consolidated financial statements referred to in our report dated November 19, 2021, (included elsewhere in this Annual Report on Form 10-K) also included the financial statement schedule of Geospace Technologies Corporation and its subsidiaries, listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of Geospace Technologies Corporation's management. Our responsibility is to express an opinion based on our audits of the consolidated financial statements.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ RSM US LLP

Houston, Texas

November 19, 2021

Geospace Technologies Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share amounts)

	AS OF SEPTEMBER 30,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$14,066	$32,686
Short-term investments	9,496	—
Trade accounts and financing receivables, net of allowance of $428 and $496	17,159	13,778
Unbilled receivables	1,051	—
Inventories, net	16,196	16,933
Property held for sale	—	587
Prepaid expenses and other current assets	2,062	953
Total current assets	60,030	64,937

Non-current financing receivables	2,938	—
Non-current inventories, net	18,103	16,930
Rental equipment, net	38,905	54,317
Property, plant and equipment, net	29,983	29,874
Operating right-of-use assets	1,191	—
Goodwill	5,072	4,337
Other intangible assets, net	7,250	8,331
Deferred cost of revenue and other assets	457	8,119
Total assets	$163,929	$186,845

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable trade	$6,391	$1,593
Earn-out consideration payable	807	—
Operating lease liabilities	225	—
Deferred revenue and other current liabilities	7,799	8,753
Total current liabilities	15,222	10,346

Non-current contingent consideration	5,210	10,962
Non-current operating lease liabilities	1,009	—
Non-current deferred revenue and other liabilities	31	4,567
Total liabilities	21,472	25,875

Commitments and contingencies (Note 18)

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 13,738,971 and 13,670,639 shares issued, respectively; and 12,969,542 and 13,670,639 shares outstanding, respectively	137	137
Additional paid-in capital	92,935	90,965
Retained earnings	72,510	86,566
Accumulated other comprehensive loss	(16,320)	(16,698)
Treasury stock, at cost, 769,429 shares at September 30, 2021	(6,805)	—
Total stockholders’ equity	142,457	160,970
Total liabilities and stockholders’ equity	$163,929	$186,845

The accompanying notes are an integral part of the consolidated financial statements.

Geospace Technologies Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	YEAR ENDED SEPTEMBER 30,
	2021	2020
Revenue:
Products	$75,864	$34,136
Rental equipment	19,000	53,699
Total revenue	94,864	87,835
Cost of revenue:
Products	58,884	39,970
Rental equipment	19,686	24,433
Total cost of revenue	78,570	64,403

Gross profit	16,294	23,432

Operating expenses:
Selling, general and administrative	21,926	23,068
Research and development	14,839	16,569
Goodwill impairment	—	671
Change in estimated fair value of contingent consideration	(3,524)	1,100
Bad debt expense (recovery)	(76)	63
Total operating expenses	33,165	41,471

Loss from operations	(16,871)	(18,039)

Other income (expense):
Interest expense	—	(38)
Interest income	1,441	1,102
Gain on investments, net	1,993	—
Foreign exchange gains (losses), net	(41)	491
Other, net	—	(109)
Total other income, net	3,393	1,446

Loss before income taxes	(13,478)	(16,593)
Income tax expense	578	2,649
Net loss	$(14,056)	$(19,242)

Loss per common share:
Basic	$(1.05)	$(1.42)
Diluted	$(1.05)	$(1.42)

Weighted average common shares outstanding:
Basic	13,358,930	13,525,179
Diluted	13,358,930	13,525,179

The accompanying notes are an integral part of the consolidated financial statements.

Geospace Technologies Corporation and Subsidiaries

Consolidated Statements of Comprehensive Loss

(In thousands)

	YEAR ENDED SEPTEMBER 30,
	2021	2020
Net loss	$(14,056)	$(19,242)
Other comprehensive loss:
Change in unrealized losses on available-for-sale securities, net of tax	(15)	—
Foreign currency translation adjustments	393	(941)
Total other comprehensive income (loss)	378	(941)
Total comprehensive loss	$(13,678)	$(20,183)

The accompanying notes are an integral part of the consolidated financial statements.

Geospace Technologies Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the years ended September 30, 2021 and 2020

(In thousands, except share amounts)

	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Treasury Stock	Total
Balance at October 1, 2019	13,630,666	$136	$88,660	$105,808	$(15,757)	$—	$178,847

Net loss	—	—	—	(19,242)	—	—	(19,242)
Other comprehensive loss	—	—	—	—	(941)	—	(941)
Issuance of common stock pursuant to the vesting of restricted stock units	41,723	1	—	—	—	—	1
Forfeiture of restricted stock	(1,750)	—	—	—	—	—	—
Stock-based compensation	—	—	2,305	—	—	—	2,305
Balance at September 30, 2020	13,670,639	137	90,965	86,566	(16,698)	—	160,970

Net loss	—	—	—	(14,056)	—	—	(14,056)
Other comprehensive income	—	—	—	—	378	—	378
Issuance of common stock pursuant to the vesting of restricted stock units	70,832	—	—	—	—	—	—
Forfeiture of restricted stock	(2,500)	—	—	—	—	—	—
Purchase of treasury stock	(769,429)	—	—	—	—	(6,805)	(6,805)
Stock-based compensation	—	—	1,970	—	—	—	1,970
Balance at September 30, 2021	12,969,542	$137	$92,935	$72,510	$(16,320)	$(6,805)	$142,457

The accompanying notes are an integral part of the consolidated financial statements.

Geospace Technologies Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	YEAR ENDED SEPTEMBER 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(14,056)	$(19,242)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income tax expense	3	181
Rental equipment depreciation	15,075	17,945
Property, plant and equipment depreciation	3,956	4,016
Amortization of intangible assets	1,746	1,732
Goodwill impairment expense	—	671
Accretion of discounts on short-term investments	96	—
Stock-based compensation expense	1,970	2,305
Bad debt expense (recovery)	(76)	63
Inventory obsolescence expense	3,001	4,726
Change in estimate of collectability of rental revenue	—	7,993
Change in estimated fair value of contingent consideration	(3,524)	1,100
Gross profit from sale of used rental equipment	(6,678)	(743)
Gain on disposal of property, plant and equipment	—	(116)
Realized gain on sale of investments, net	(1,993)	—
Effects of changes in operating assets and liabilities:
Trade accounts and notes receivables	(2,973)	2,482
Unbilled receivables	(1,051)	—
Inventories	(7,674)	5
Deferred cost of revenue and other assets	5,368	(7,786)
Accounts payable trade	4,712	(2,453)
Deferred revenue and other liabilities	(5,074)	5,243
Net cash provided by (used in) operating activities	(7,172)	18,122

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,188)	(2,916)
Investment in rental equipment	(2,121)	(5,487)
Proceeds from the sale of property, plant and equipment	16	204
Proceeds from the sale of used rental equipment	10,626	4,149
Purchase of short-term investments	(12,544)	—
Proceeds from the sale of short-term investments	3,170	—
Business acquisition, net of acquired cash	(1,346)	—
Proceeds from sale of investment in debt security	2,069	—
Net cash used in investing activities	(3,318)	(4,050)

Cash flows from financing activities:
Payments on contingent consideration	(1,421)	(78)
Purchase of treasury stock	(6,805)	—
Net cash used in financing activities	(8,226)	(78)

Effect of exchange rate changes on cash	96	(233)
Increase (decrease) in cash and cash equivalents	(18,620)	13,761
Cash and cash equivalents, beginning of fiscal year	32,686	18,925
Cash and cash equivalents, end of fiscal year	$14,066	$32,686

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with an original or remaining maturity at the time of purchase of three months or less to be cash equivalents.  At September 30, 2021 cash and cash equivalents included $5.2 million held by the Company’s foreign subsidiaries and branch offices.  If the Company were to repatriate the cash held by its foreign subsidiaries, it could be required to accrue and pay taxes on any amount repatriated.

Concentrations of Credit and Supplier Risk

The Company maintains its cash in bank deposit accounts that, at times, exceed federally insured limits.  Management of the Company believes that the financial strength of the financial institutions holding such deposits minimizes the credit risk of such deposits.

The Company sells products to customers throughout the United States and various foreign countries.  The Company’s normal credit terms for trade receivables are 30 days.  In certain situations, credit terms may be extended to 60 days or longer.  The Company performs ongoing credit evaluations of its customers and generally does not require collateral for its trade receivables.  Additionally, the Company provides long-term financing in the form of promissory notes and sales-type leases when competitive conditions require such financing.  In such cases, the Company may require collateral.  Allowances are recognized for potential credit losses.  Three customers comprised 19.8%, 16.4% and 10.6%, of the Company’s revenue during fiscal year 2021.  At September 30, 2021, the Company had trade accounts, financing receivables and unbilled receivables from these customers of $4.9 million, $7.4 million (of which $2.1 million was long-term) and $1.1 million, respectively.  One of the Company’s major customers in fiscal year 2021 also comprised 48.2% of the Company’s revenue during fiscal year 2020.  At September 30, 2020, the Company had trade account receivables due from this customer of $7.3 million.

    Certain models of the Company’s oil and gas marine wireless products require a timing device it purchases from a United States manufacturer.  The Company currently does not possess the ability to manufacture this component and has no other reliable source for this device.  If this manufacturer were to discontinue its production of this timing device, were to become unwilling to contract with the Company on competitive terms or were unable to supply the component in sufficient quantities to meet its requirements, the Company’s ability to compete in the marine wireless marketplace could be impaired, which could adversely affect its financial performance.  The device is used in certain models of the Company’s rental equipment.  The Company had no product sales requiring this device in fiscal year 2021.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The Company purchases all of its thermal film from one manufacturer for its imaging products.  Except for the film sold to the Company by this manufacturer, the Company knows of no other source for thermal film that performs as well in its imaging equipment.  If the manufacturer were to discontinue producing thermal film, were to become unwilling to contract with the Company on competitive terms or were unable to supply thermal film in sufficient quantities to meet its requirements, the Company’s ability to compete in the direct thermal imaging marketplace could be impaired, which could adversely affect its financial performance.  Thermal film sales represented approximately 7% of the Company’s revenue in fiscal year 2021.

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

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

Contingent Consideration

The Company established earn-out liabilities in connection with its business acquisitions in fiscal year 2018 and 2019.  The Company engaged the services of a valuation firm to measure the initial fair value of the earn-out liabilities as of the acquisition date for each business.  The valuation technique used to measure the fair value of the liability was derived from models utilizing market observable inputs, internal estimates and the use of internal projections of future revenue and/or gross profits.  The Company reviews the fair value of its contingent earn-out liabilities on a quarterly basis.  Adjustments to the liabilities, if any, are included as a component of earnings in the consolidated statements of operations.  See Note 18 to these consolidated financial statements for additional information.

Research and Development Costs

The Company expenses research and development costs as incurred.  Research and development costs include salaries, employee benefit costs, department supplies, direct project costs and other related costs.

Product Warranties

Most of the Company’s products do not require installation assistance or sophisticated instructions.  The Company offers a standard product warranty obligating it to repair or replace equipment with manufacturing defects.  The Company maintains a reserve for future warranty costs based on historical experience or, in the absence of historical product experience, management’s estimates.  Reserves for future warranty costs are included within deferred revenue and other current liabilities on the consolidated balance sheets.

Changes in the product warranty reserve are reflected in the following table (in thousands):

Balance at October 1, 2019	$229
Accruals for warranties issued during the year	790
Settlements made (in cash or in kind) during the year	(761)
Balance at September 30, 2020	258
Accruals for warranties issued during the year	814
Settlements made (in cash or in kind) during the year	(693)
Balance at September 30, 2021	$379

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

The Company classifies interest and penalties associated with the payment of income taxes, if any, in the Other Income (Expense) section of its consolidated statements of operations.  The Company incurred no  interest or penalties for the fiscal years ended September 30, 2021 and 2020.

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

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

In December 2019, the FASB issued guidance on simplifying the accounting for income taxes.  The guidance eliminates certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020.  Certain amendments within the guidance are required to be applied on a retrospective basis for all periods presented; others are to be applied using a modified retrospective approach with a cumulative-effect adjustment to retained earnings, if any, as of the beginning of the first reporting period in which the guidance is adopted; and yet others are to be applied using either basis. All other amendments not specified in the guidance should be applied on a prospective basis. Early adoption is permitted. An entity that elects to early adopt in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. The Company intends to adopt this standard during the first quarter of its fiscal year ending September 30, 2022 and does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

The Company primarily derives product revenue from the sale of its manufactured products.  Revenue from these product sales, including the sale of used rental equipment, is recognized when obligations under the terms of a contract are satisfied, control is transferred and collectability of the sales price is probable.  The Company records deferred revenue when customer funds are received prior to shipment or delivery or performance has not yet occurred. The Company assesses collectability during the contract assessment phase. In situations where collectability of the sales price is not probable, the Company recognizes revenue when it determines that collectability is probable or when non-refundable cash is received from its customers and there is not a significant right of return.    Transfer of control generally occurs with shipment or delivery, depending on the terms of the underlying contract.  The Company’s products are generally sold without any customer acceptance provisions, and the Company’s standard terms of sale do not allow customers to return products for credit.

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

As permissible under ASC 606, sales taxes and transaction-based taxes are excluded from revenue.  The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.  Additionally, the Company expenses costs incurred to obtain contracts when incurred because the amortization period would have been one year or less.  These costs are recorded in selling, general and administrative expenses.

The Company has elected to treat shipping and handling activities in a sales transaction after the customer obtains control of the goods as a fulfillment cost and not as a promised service.  Accordingly, fulfillment costs related to the shipping and handling of goods are accrued at the time of shipment.  Amounts billed to a customer in a sales transaction related to reimbursable shipping and handling costs are included in revenue and the associated costs incurred by the Company for reimbursable shipping and handling expenses are reported in cost of revenue. The Company incurred shipping and handling expenses of $0.4 million and $0.3 million, respectively, for the fiscal years ended September 30, 2021 and 2020, respectively.

During the third quarter of fiscal year 2020, the Company was awarded a $10.5 million contract (inclusive of a subsequent contract amendment of $0.3 million) with the Bureau of Customs and Border Patrol (the “CBP”) to provide a technology solution to the Department of Homeland Security.  Revenue recognized under the contract for fiscal year 2020 and 2021 was $0.3 million and $10.1 million, respectively.  The Company had unbilled receivables of $1.1 million at September 30, 2021 under this contract.  Unrecognized revenue for unsatisfied performance obligations on this contract at September 30, 2021 was approximately $0.1 million.  The Company anticipates the revenue on the remaining performance obligation on this contract will be recognized in the first quarter

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

of fiscal year 2022.  Unsatisfied performance obligations on all other contracts held by the Company at September 30, 2021 had an original duration of one year or less.

At September 30, 2021, the Company had no deferred contract costs or deferred contract liabilities.  At September 30, 2020, the Company had no deferred contract costs and $0.2 million deferred contract liabilities, which are included in current liabilities on the Company’s consolidated balance sheet as a component of deferred revenue and other liabilities.  During the fiscal years ended September 30, 2021 and 2020, no revenue and $0.2 million, respectively, was recognized from deferred contract liabilities.

During the second quarter of fiscal year 2020, the Company partially financed a $12.5 million product sale by entering into a $10.0 million promissory note with the customer.  The note has a three-year term with monthly principal and interest payments of $0.3 million.  Due to the financial condition of the customer, the Company had concerns over the probable collectability of the promissory note.  As a result, the Company did not recognize any revenue or cost of revenue on the product sale through its first quarter of fiscal year 2021. During the second quarter of fiscal year 2021, as a result of new information received from the customer, management determined that it is probable that the customer will satisfy its remaining payment obligations on the promissory note with the Company and recognized revenue of $12.5 million on the product sale.  During the fourth quarter of fiscal year 2021, the Company granted the customer a six-month principal payment forbearance.  The customer is expected to recommence its monthly payments to the Company in the second quarter of fiscal year 2022.   The customer has made payments totaling $7.2 million (exclusive of interest) as of September 30, 2021 related to the product sale.  Deferred contract costs associated with this sale was recognized in fiscal year 2021.

For each of the Company’s operating segments, the following table presents revenue only from the sale of products and the performance of services under contracts with customers (in thousands).  Therefore, the table excludes all revenue earned from rental contracts.

	YEAR ENDED SEPTEMBER 30,
	2021	2020
Oil and Gas Markets
Traditional exploration product revenue	$4,518	$5,849
Wireless exploration product revenue	27,016	1,421
Reservoir product revenue	1,877	805
Total revenue	33,411	8,075

Adjacent Markets
Industrial product revenue	21,335	15,622
Imaging product revenue	10,925	9,705
Total revenue	32,260	25,327

Emerging Markets
Revenue	10,193	734

Total	$75,864	$34,136

See Note 20 for more information on the Company’s operating segments.

For each of the geographic areas where the Company operates, the following table presents revenue (in thousands) from the sale of products and services under contracts with customers.  The table excludes all revenue earned from rental contracts:

	YEAR ENDED SEPTEMBER 30,
	2021	2020
Asia	$17,268	$3,613
Canada	1,550	2,054
Europe	7,693	4,813
United States	47,101	22,294
Other	2,252	1,362
	$75,864	$34,136

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Revenue is attributable to countries based on the ultimate destination of the product sold, if known.  If the ultimate destination is not known, revenue is attributable to countries based on the geographic location of the initial shipment.

3. Business Acquisition

On July 2, 2021, we acquired 100 percent of the outstanding membership interest in Aquana, LLC, a comprehensive wireless water monitoring and control system provider.  Aquana will operate as a wholly-owned subsidiary of the Company and reside in the Company’s Adjacent Markets business segment.  The acquisition purchase price consisted of an initial cash down payment at closing of approximately $1.4 million, subject to adjustment, and additional contingent cash payments over a six year earn-out period.  The contingent earn-out payments, if any, will be derived from certain eligible revenue generated during the earn-out period from products and services sold by Aquana. There is no maximum limit to the contingent cash payments that could be made.  The merger agreement with Aquana requires the continued employment of a certain key employee and former member of Aquana, LLC for the first four years of the six year earn-out period in order for any of Aquana’s former members to be eligible to any earn-out payments.  In accordance with ASC 805, Business Combinations, due to the continued employment requirement, no liability has been recorded for the estimated fair value of contingent earn-out payments for this transaction.  Earn-outs achieved, if any, will be recorded as compensation expense when incurred.

In connection with the Aquana acquisition, the Company recorded goodwill of $0.7 million, and other intangible assets of $0.7 million.    Current assets and current liabilities acquired in the transaction were nominal.

Legal and professional costs of $0.2 million related to the Aquana acquisition are included in selling, general and administrative expenses for the fiscal year ended September 30, 2021.

The Aquana acquisition represents the Company’s strategy to expand its product revenues, as well as its engineering and manufacturing competencies, to markets outside the oil and gas industry.

4.  Investments

Short-term Investments

The Company classifies its short-term investments as available-for-sale securities.  Available-for-sale securities are carried at fair market value with net unrealized gains and losses reported as a component of accumulated other comprehensive loss in stockholders’ equity.  For the fiscal year ended September 30, 2021, the Company realized losses of $4,000 from the sale of short-term investments.  No gains or losses were realized during the fiscal year ended September 30, 2020 from the sale of short-term investments.

The Company’s short-term investments were composed of the following (in thousands):

	AS OF SEPTEMBER 30, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate bonds	$9,511	$—	$(15)	$9,496
Total	$9,511	$—	$(15)	$9,496

The Company had no short-term investments at September 30, 2020.

The Company’s short-term investments had contractual maturities of $9.0 million due within one year and $0.5 million due from October 2022 to March 2023.

Investment in Debt Security

On July 13, 2020, the Company received an interest in a senior secured bond issued from an international seismic marine customer.  The Company’s interest in the bond, which had a face value of $13.0 million, was received in exchange for $13.0 million of unpaid invoices and late fees owed by the customer.  The bond was secured by a third in line lien on the assets owned by the customer and had an 8% interest rate with bi-annual interest and possible principal payments based on available excess cash flows.  Interest payments could be made either in cash or in-kind payments in the form of additional debt security.  In-kind interest payments require an 8.8% interest rate.  The bond’s scheduled maturity date was July 13, 2022.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Upon receipt of the senior secured bond, the Company performed a fair value assessment of the investment to determine the bond’s initial carrying amount.  In accordance with ASC 825, “Fair Value Instruments”, the Company determined that the investment is a Level 3 financial instrument primarily due to its unknown marketability.  Because of the distressed financial condition of the customer, the Company believed the fair value of the bond is nominal.

  In January 2021, the Company transferred the security pursuant to a purchase agreement (the “Agreement”) entered into with a third party (the “Buyer”).   Pursuant to the Agreement, the Company received non-refundable consideration of $0.3 million and was entitled to receive additional cash compensation of $2.4 million from the Buyer if certain terms and conditions between the Buyer and the Company’s customer were met by December 31, 2021.  In the event these terms and conditions were not met, the Company had the option to reacquire the bond from the Buyer for one dollar US ($1.00).  The Company recognized a gain on investment of $0.3 million during the three months ended March 31, 2021 in connection with the transfer of the bond.

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

5. Fair Value of Financial Instruments

The Company’s financial instruments generally include cash and cash equivalents, short-term investments, trade accounts, financing receivables and accounts payable.  Due to the short-term maturities of cash and cash equivalents, trade accounts receivable, financing receivables and accounts payable, the carrying amounts approximate fair value on the respective balance sheet dates.  The valuation technique used to measure the fair value of the contingent consideration was derived from models utilizing market observable inputs.

The Company measures its short-term investments and contingent consideration at fair value on a recurring basis.

The following tables present the fair value of the Company’s short-term investments and contingent consideration by valuation hierarchy and input (in thousands):

	AS OF SEPTEMBER 30, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)	Totals
Short-term investments:
Corporate bonds	$—	$9,496	$—	$9,496
Total assets	$—	$9,496	$—	$9,496

Contingent consideration liabilities	—	—	(5,210)	(5,210)
Total liabilities	$—	$—	$(5,210)	$(5,210)

	AS OF SEPTEMBER 30, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)	Totals
Contingent consideration	$—	$—	$(10,962)	$(10,962)

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes changes in the fair value of the Company’s Level 3 financial instruments for the fiscal years ended September 30, 2020 and 2021:

Balance at October 1, 2019	$9,940
Fair value adjustments	1,100
Payment of contingent consideration	(78)
Balance at September 30, 2020	10,962
Fair value adjustments	(3,524)
Payment of contingent consideration	(1,421)
6,017
Less: Consideration payable	(807)
Balance at September 30, 2021	$5,210

Adjustments to the fair value of the contingent consideration are based on Monte Carlo simulations or the probability-weighted expected return method utilizing inputs which include market comparable information and management assessments regarding potential future scenarios.  The Company believes its estimates and assumptions are reasonable, however, there is significant judgment involved.

6. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following (in thousands):

	Unrealized Losses on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance at October 1, 2019	$—	$(15,757)	$(15,757)
Other comprehensive loss	—	(941)	(941)
Balance at September 30, 2020	$—	(16,698)	(16,698)
Other comprehensive income (loss)	(15)	393	378
Balance at September 30, 2021	$(15)	$(16,305)	$(16,320)

7. Accounts and Financing Receivables

Trade accounts receivable, net (excluding notes receivable) are reflected in the following table (in thousands):

	AS OF SEPTEMBER 30,
	2021	2020
Trade accounts receivable	$12,635	$14,090
Allowance for doubtful accounts	(428)	(496)
	$12,207	$13,594

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

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Financing receivables are reflected in the following table (in thousands):

	AS OF SEPTEMBER 30,
	2021	2020
Promissory notes	$5,432	$184
Sales-type lease	2,464	—
Total financing receivables	7,896	184
Unearned income:
Sales-type lease	(6)	—
Total unearned income	(6)	—
Total financing receivables, net of unearned income	7,890	184
Less current portion	(4,952)	(184)
Non-current notes receivable	$2,938	$—

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

During the third quarter of fiscal year 2021, the Company entered into a sales-type lease with a customer on land-based wireless seismic equipment from its rental fleet.  The lease has a term of six months.   Scheduled minimum payments due and outstanding under the lease at September 30, 2021 were $1.5 million.  Minimum leases payments of $1.0 million are due in the first quarter of fiscal year 2022.  Interest income of $37,000 was recognized during the fiscal year ended September 30, 2021.  The ownership of the equipment will transfer to the customer at the end of the lease term.

8. Inventories

Inventories consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2021	2020
Finished goods	$19,368	$20,798
Work in process	8,247	984
Raw materials	43,620	47,041
Obsolescence reserve (net realizable value adjustment)	(36,936)	(34,960)
	34,299	33,863
Less current portion	16,196	16,933
Non-current portion	$18,103	$16,930

Inventory obsolescence expense totaled approximately $3.0 million and $4.7 million during fiscal years 2021 and 2020, respectively.  Raw materials include semi-finished goods and component parts that totaled approximately $22.7 million and $24.3 million at September 30, 2021 and 2020, respectively.  Finished goods and raw materials that totaled $23.3 million and $21.8 million were fully reserved at September 30, 2021 and 2020, respectively.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

9. Leases

As Lessee

The Company has elected not to record operating right-of-use assets or operating lease liabilities on its consolidated balance sheet for leases having a minimum term of 12 months or less.  Such leases are expensed on a straight-line basis over the lease term.  Variable lease payments are excluded from the measurement of operating right-of-use assets and operating liabilities and recognized in the period in which the obligation for those payments is incurred.  As of September 30, 2021, the Company has two operating right-of use assets related to leased facilities in Austin, Texas and Melbourne, Florida.

Maturities of the operating lease liabilities as of September 30, 2021 were as follows (in thousands):

For fiscal years ending September 30,
2022	$262
2023	270
2024	278
2025	186
2026	130
Thereafter	225
Future minimum lease payments	$1,351
Less interest	(117)
Present value of minimum lease payments	$1,234
Less current portion	(225)
Long-term portion	$1,009

Lease costs recognized in the consolidated statements of operations for the fiscal years ended September 30, 2021 and 2020 is as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2021	2020
Right-of-use operating lease costs	$246	$151
Short-term lease costs	239	309
Total	$485	$460

 Right-of-use operating lease costs and short-term lease costs are included as a component of total operating expenses.

Other information related to operating leases is as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$211	$165
Operating lease assets obtained in exchange for new lease liabilities	1,336	219

Weighted average remaining lease term	5.6 years	0.5 years
Weighted average discount rate	3.25%	5.00%

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The discount rate used on the operating right-of-use assets represented the Company’s incremental borrowing rate at lease inception.

As Lessor

The Company leases equipment to customers primarily for minimum terms of six months or less.  The majority of the Company’s rental revenue is generated from its marine-based wireless seismic data acquisition system.

All of the Company’s leasing arrangements as lessor are classified as operating leases except for one sales-type lease.  See Note 7 for more information on the Company’s sales-type lease.

The Company regularly evaluates the collectability of its lease receivables on a lease by lease basis.  The evaluation primarily consists of reviewing past due account balances and other factors such as the credit quality of the customer, historical trends of the customer and current economic conditions.  The Company suspends revenue recognition when the collectability of amounts due are no longer probable and concurrently records a direct write-off of the lease receivable to rental revenue to limit rental revenue recognized to the cash collections received.  As of September 30, 2021, the Company’s trade accounts receivables included lease receivables of $7.5 million.

Rental revenue for fiscal years 2021 and 2020 was $19.0 million and $53.7 million, respectively.

At September 30, 2021, future minimum lease obligations due from the Company’s leasing customers on operating leases (all in fiscal year 2022) were $0.8 million.

Rental equipment consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2021	2020
Rental equipment, primarily wireless recording equipment	$95,827	$114,783
Accumulated depreciation and impairment	(56,922)	(60,466)
	$38,905	$54,317

Rental equipment depreciation expense was $15.1 million and $17.9 million in fiscal years 2021 and 2020, respectively.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

10. Property, Plant and Equipment

At September 30, 2020, the Company’s property located in Bogotá, Colombia was classified as held for sale on the accompanying consolidated balance sheet.  The property was used for warehousing its rental equipment operations, product sales and service support to its customers in South America.  The Company has been marketing the property since the second quarter of fiscal year 2020.  The carrying value of the property was $0.6 million at September 30, 2020.  During the fourth quarter of fiscal year 2021, the Company commenced negotiations with a prospective tenant to lease the property and anticipates that a lease will be entered into during the first quarter of fiscal year 2022.  As a result of the anticipated leasing arrangement, Company has included the asset’s carrying value in property, plant and equipment on the accompanying consolidated balance sheet as of September 30, 2021.

Property, plant and equipment consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2021	2020
Land and land improvements	$7,932	$7,703
Building and building improvements	24,646	23,998
Machinery and equipment	56,828	55,359
Furniture and fixtures	1,417	1,368
Tools and molds	3,036	2,959
Construction in progress	2,288	1,431
Leasehold improvements	—	88
Transportation equipment	75	75
	96,222	92,981
Accumulated depreciation and impairment	(66,239)	(63,107)
	$29,983	$29,874

Property, plant and equipment depreciation expense was $4.0 million for each of the fiscal years ended September 30, 2021 and 2020.

11. Goodwill and Other Intangible Assets

In connection with the acquisition of Aquana in July 2021, the Company recorded goodwill of $0.7 million (deductible for tax purposes) and other intangible assets of $0.7 million.  The operations of Aquana are included as a component of the Company’s Adjacent Markets reporting unit.

At September 30, 2021, the Company had additional goodwill of $4.3 million and other intangible assets, net of $4.5 million attributable to its Emerging Markets reporting unit and other intangible assets, net of $2.1 million attributable to its Oil & Gas Markets reporting unit.  Goodwill represents the excess cost of a business acquired over the fair market value of identifiable net assets at the date of acquisition.

At September 30, 2021, the Company assessed the goodwill associated with both its Adjacent Markets and Emerging Markets reporting units for impairment. The fair value of the reporting units were estimated using the expected present value of future cash flows, market data and using estimates, judgments and other assumptions that management believes were appropriate under the circumstances. The estimates and judgments used in the assessment included consideration of market participant rates of return and the terminal value of the reporting units.  The Company determined future cash flows provided the best estimate of the fair value of its reporting units.  In determining fair value for the Company’s Emerging Markets reporting unit, estimated future cash flows included obtaining a second contract with the CBP.  Key assumptions in the impairment analysis include revenue and EBITDA projections, discount rates, long-term growth rates, and the effective tax rate the Company determined to be appropriate. These estimates and projections can be unpredictable, particularly for Quantum as an emerging business.  The total Company’s estimate of reporting unit fair values was reconciled to its then market capitalization (based upon the stock market price) plus an implied control premium.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The assessment determined that the fair market value of its Adjacent Markets and Emerging Markets reporting units were more than their carrying amount.  As a result, no impairment charges were recorded for the fiscal year ended September 30, 2021.  For the fiscal year ended September 30, 2020, the Company recorded an impairment charge of $0.7 million for the entire goodwill associated with its Oil and Gas Markets reporting unit.  Also see Note 1 to these consolidated financial statements.

The Company’s consolidated goodwill and other intangible assets consisted of the following (in thousands):

	Weighted-Average Remaining Useful Lives (in years)	AS OF SEPTEMBER 30,
		2021	2020
Goodwill		$5,072	$4,337
Other intangible assets:
Developed technology	15.2	$6,475	$5,918
Customer relationships	0.9	3,900	3,900
Trade names	2.0	2,022	1,930
Non-compete agreements	1.0	186	170
Total other intangible assets	8.4	12,583	11,918
Accumulated amortization		(5,333)	(3,587)
		$7,250	$8,331

Other intangible assets amortization expense was $1.7 million for each of the fiscal years ended September 30, 2021 and 2020

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

As of September 30, 2021, future estimated amortization expense of other intangible assets is as follows (in thousands):

For fiscal years ending September 30,
2022	$1,677
2023	768
2024	395
2025	381
2026	374
Thereafter	3,655
$7,250

12. Long-Term Debt

The Company had no long-term debt outstanding at September 30, 2021 and 2020.

On March 2, 2011, the Company entered into a credit agreement with Frost Bank (the “Original Credit Agreement”).  The Original Credit Agreement has been amended periodically since 2011 (as so amended, the “Credit Agreement”).  In November 2019, the credit agreement was amended to (i) extend the maturity date from April 2020 to April 2022, (ii) increase the unencumbered liquid assets covenant threshold from $5 million to $10 million effective in the first quarter of fiscal year 2021, (iii) to increase the tangible net worth requirement from $140 million to $145 million in the first quarter of fiscal year 2021 and (iv) remove the requirement that we obtain the consent of Frost Bank prior to paying dividends or repurchasing stock so long as we are in compliance with the covenants of the credit agreement.  In March 2021, the Company further amended the Credit Agreement to reduce the maximum amount of available borrowing from $30 million to $20 million.  The March 2021 amendment also altered the tangible net worth requirement to decrease the minimum threshold from $145 million to $132 million commencing with the fiscal quarter ended March 31, 2021 and for each fiscal quarter thereafter.  Additionally, the March 2021 amendment added a funded debt to EBITDA ratio financial covenant which requires the Company to maintain, for a twelve-month period ending on the last day of each fiscal quarter commencing with the fiscal quarter ended March 31, 2021, and for each fiscal quarter thereafter, a ratio of funded debt to EBITDA not exceeding 1.50 to 1.00.  The March 2021 amendment also amended the definition of “Eligible Accounts” to include certain unbilled receivables, and reduced the limit on the amount of “Eligible Inventory” that may be included in the borrowing base from $20 million to $15 million.  The borrowing base is determined based upon certain of the Company’s assets which include (i) 80% of certain accounts receivable plus (ii) 50% of certain notes receivable (such result not to exceed $10 million) plus (iii) 25% of certain inventories (such result not to exceed $20 million).  Several of the Company’s domestic subsidiaries have guaranteed the obligations of the Company under the Credit Agreement and such subsidiaries have secured their obligations under such guarantees by the pledge of substantially all of the assets of such subsidiaries.  The Company is required to make monthly interest payments on borrowed funds.  The Credit Agreement limits the incurrence of additional indebtedness and contains other covenants customary in agreements of this type.  The interest rate for borrowings under the Credit Agreement is based on the Wall Street Journal prime rate, which was 3.25% at September 30, 2021.

In October 2021, Frost Bank notified the Company that they will not be extending the credit agreement upon its expiration in April 2022, and in November 2021 we elected to cancel the credit agreement.  We are currently in negotiations with multiple lenders for a new credit facility arrangement; however, we may not be successful in obtaining a credit facility on terms that are favorable to us.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

13. Deferred Revenue and Other Liabilities

Deferred revenue and other liabilities consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2021	2020
Deferred revenue	$1,346	$6,245
Compensated absences	1,728	1,818
Payroll	1,579	1,799
Property and sales taxes	1,038	1,364
Legal and professional fees	360	451
Medical claims	574	437
Product warranty	379	258
Income taxes	60	54
Other	766	894
	7,830	13,320
Less current portion	7,799	8,753
Non-current portion	$31	$4,567

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

14. Employee Benefits

The Company’s U.S. employees are participants in the Geospace Technologies Corporation’s Employee’s 401(k) Retirement Plan (the “Plan”), which covers substantially all eligible employees in the United States.  The Plan is a qualified salary reduction plan in which all eligible participants may elect to have a percentage of their compensation contributed to the Plan, subject to certain guidelines issued by the Internal Revenue Service.  The Company’s share of discretionary matching contributions was approximately $0.9 million and $0.8 million in fiscal years 2021 and 2020, respectively.

The Company’s stock incentive plans in which key employees may participate are discussed in Note 15 to these consolidated financial statements.

15. Stockholders’ Equity

In February 2014, the board of directors and stockholders approved the 2014 Long Term Incentive Plan, as amended (the “2014 Plan”).  In February 2021, board of directors and stockholders approved an amendment which increased the aggregate amount of shares of common stock may be issued under the 2014 Plan from 1,500,000 to 3,000,000.  The Company is authorized to issue nonqualified and incentive stock options to purchase common stock, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) to key employees, directors and consultants under the 2014 Plan.  Options have a term not to exceed ten years, with the exception of incentive stock options granted to employees owning ten percent or more of the outstanding shares of common stock, which have a term not to exceed five years.  The exercise price of any option may not be less than the fair market value of the common stock on the date of grant.  In the case of incentive stock options granted to an employee owning ten percent or more of the outstanding shares of common stock, the exercise price of such option may not be less than 110% of the fair market value of the common stock on the date of grant.  An RSU represents a contingent right to receive one share of the common stock upon vesting.  Under the 2014 Plan, the Company may issue RSAs and RSUs to employees for no payment by the employee or for a payment below the fair market value on the date of grant.  The RSAs and RSUs are subject to certain restrictions described in the 2014 Plan.

At September 30, 2021, an aggregate of 1,653,236 shares of common stock were available for issuance under the 2014 Plan.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the combined activity under the equity incentive plans for the indicated periods:

	Number of Nonqualified Options Outstanding	Weighted Average Exercise Price per Share	Number of RSAs	Weighted Average Grant-date Fair Value per Share	Number of RSUs	Weighted Average Grant-date Fair Value per Unit
Outstanding at October 1, 2019	165,600	$19.15	220,412	$16.50	137,290	$15.10
Granted	—	—	—	—	162,250	14.58
Exercised	—	—	—	—	—	—
Forfeited	(74,500)	21.34	(1,750)	17.55	(39,560)	14.78
Vested	—	—	(108,288)	16.32	(41,723)	14.81
Outstanding at September 30, 2020	91,100	17.66	110,374	16.66	218,257	14.82
Granted	—	—	—	—	195,950	7.00
Exercised	—	—	—	—	—	—
Forfeited	(52,300)	16.47	(2,500)	14.78	(44,001)	7.14
Vested	—	—	(65,777)	17.28	(70,832)	14.63
Outstanding at September 30, 2021	38,800	$21.42	42,097	$15.95	299,374	$10.87

During fiscal years 2021 and 2020, the Company issued 195,950 and 162,250 RSUs to certain of its employees, executive officers and directors under the 2014 Plan, as amended.  The RSUs issued include both time-based and performance-based vesting provisions.  The weighted average grant date fair value of each RSU issued for fiscal years 2021 and 2020 was $7.00 and $14.58 per unit, respectively.  The total grant date fair value of all RSUs issued for fiscal years 2021 and 2020 was $1.4 million and $2.4 million, respectively, which will be charged to expense over the next one to four years as the restrictions lapse.  Compensation expense for RSUs was determined based on the closing market price of the Company’s stock on the date of grant applied to the total number of units that are anticipated to fully vest.  No RSAs have been issued since fiscal year 2019

All RSAs, RSUs and stock options outstanding at September 30, 2021 and 2020 were issued from the 2014 Plan.  All stock options outstanding are nonqualified options.

 No nonqualified stock options were exercised during fiscal years 2021 and 2020.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2021:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Term (in years)	Weighted Average Exercise Price	Intrinsic Value	Shares	Weighted Average Remaining Term (in years)	Weighted Average Exercise Price	Intrinsic Value
$21.42	38,800	5.1	21.42	—	—	—	—	—

 Stock-based compensation expense recognized for the fiscal years ended September 30, 2021 and 2020 was $2.0 million and $2.3 million, respectively. Company accounts for forfeitures as they occur and records compensation costs under the assumption that the holder will complete the requisite service period.  As of September 30, 2021, the Company had unrecognized compensation expense of $0.2 million relating to RSAs which is expected to be recognized over a weighted average period of 0.5 years.  As of September 30, 2021, the Company had unrecognized compensation expense of $2.2 million relating to RSUs which is expected to be recognized over a weighted average period of 2.3 years.  The Company had no unrecognized compensation expense related to nonqualified stock option awards.

16. Income Taxes:

Components of loss before income taxes were as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2021	2020
United States	$(10,628)	$(14,109)
Foreign	(2,850)	(2,484)
	$(13,478)	$(16,593)

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The provision for income taxes consisted of the following (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2021	2020
Current
Federal	$14	$(4)
Foreign	561	2,467
State	—	5
	575	2,468
Deferred:
Federal	—	—
Foreign	3	181
	3	181
	$578	$2,649

Actual income tax expense (benefit) differs from income tax expense computed by applying the U.S. statutory federal tax rate of 21% for each of the fiscal years ended September 30, 2021 and 2020 as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2021	2020
Expense for U.S federal income tax at statutory rate	$(2,834)	$(3,484)
Effect of foreign income taxes	1	(64)
Research and experimentation tax credit	(223)	(1,201)
State income taxes, net of federal income tax benefit	153	(158)
Nondeductible expenses	44	63
Change in valuation allowance	2,893	4,882
Impact on deferred taxes due to change in tax rate	563	196
Change in fair value of contingent consideration	(569)	214
Foreign income tax withholding	419	1,928
Disallowance of stock compensation adjustments in excess of book	334	255
Other items	(203)	18
	$578	$2,649
Effective tax rate	(4.3)%	(16.0)%

The income tax expense for fiscal years 2021 and 2020 primarily reflects withholding tax on rental income earned in foreign jurisdictions.  The Company is currently unable to record any tax benefits for its tax losses in the U.S., Canada and the Russian Federation due to the uncertainty surrounding its ability to utilize such losses in the future to offset taxable income.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s net deferred income tax asset were as follows (in thousands):

	AS OF SEPTEMBER 30, 2021			AS OF SEPTEMBER 30, 2020
	U.S.	Non U.S.	Total	U.S.	Non U.S.	Total
Deferred income tax assets:
Allowance for doubtful accounts	$80	$4	$84	$2,813	$3	$2,816
Inventories	8,042	—	8,042	7,809	33	7,842
Loss and tax credit carry-forwards	27,578	4,945	32,523	17,431	4,596	22,027
Stock-based compensation	398	—	398	506	—	506
Accrued product warranty	77	2	79	52	2	54
Contingent earn-out consideration	917	—	917	—	—	—
Accrued compensated absences	320	—	320	328	—	328
Property and equipment	—	487	487	—	501	501
Prepaid income taxes	—	266	266	—	517	517
Other reserves	114	11	125	1,009	9	1,018
	37,526	5,715	43,241	29,948	5,661	35,609
Deferred income tax liabilities:
Allowance for doubtful accounts	—	—	—	—	(11)	(11)
Inventories	—	(6)	(6)	—	—	—
Right-of-use assets	(131)	—	(131)	—	—	—
Intangible assets	(642)	—	(642)	(960)	—	(960)
Property, plant and equipment and other	(5,085)	(36)	(5,121)	(3,271)	(31)	(3,302)
Subtotal deferred income tax assets	31,668	5,673	37,341	25,717	5,619	31,336
Valuation allowance	(31,668)	(5,704)	(37,372)	(25,717)	(5,646)	(31,363)
Net deferred income tax assets (liabilities)	$—	$(31)	$(31)	$—	$(27)	$(27)

Deferred income tax assets and liabilities are reported as follows in the accompanying consolidated balance sheets (in thousands):

	AS OF SEPTEMBER 30,
	2021	2020
Deferred income tax assets, net	$—	$—
Deferred income tax liabilities, net	(31)	(27)
	$(31)	$(27)

Deferred income tax liabilities, net are included as a component of non-current deferred revenue and other liabilities in the accompanying consolidated balance sheets.

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

The financial reporting basis of investments in foreign subsidiaries exceed their tax basis.  A deferred tax liability is not recorded for this temporary difference because the investment is deemed to be permanent.  A reversal of the Company’s plans to permanently invest in these foreign operations would cause the excess to become taxable.  At September 30, 2021, the Company had $5.2 million of cash and cash equivalents held by its foreign subsidiaries.  At September 30, 2021 and 2020, the temporary difference related to undistributed earnings for which no deferred taxes have been provided was approximately $6.5 million and $11.6 million, respectively.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Tax return filings which are subject to review by local tax authorities by major jurisdiction are as follows:

•	United States—fiscal years ended September 30, 2018 through 2021
•	State of Texas—fiscal years ended September 30, 2018 through 2021
•	State of New York—fiscal years ended September 30, 2019
•	State of California – fiscal years ended September 30, 2018 through 2021
•	State of Pennsylvania – fiscal years ended September 30, 2019
•	Russian Federation—calendar years 2019 through 2021
•	Canada—fiscal years ended September 30, 2018 through 2021
•	United Kingdom—fiscal years ended September 30, 2020 through 2021
•	Colombia—calendar years 2019 through 2021

The Company had no unrecognized tax liabilities as of September 30, 2021 and 2020.

 As of September 30, 2021, the Company had net operating loss (“NOL”) carry-forwards of approximately $101.4 million in the United States, $20.2 million in Canada and $1.5 million in Russia which are available to offset future taxable income in those jurisdictions.  The NOL carry-forwards for Canada and Russia begin to expire in 2033 and 2026, respectively.  The NOL carry-forward for the United States which originated prior to the 2017 Tax Act of $28.3 million begins to expire in 2028.  The Company’s NOLs originating after the 2017 Tax Act of $73.1 million do not expire.  The Company has not completed a Section 382 limitation study which may prevent it from using its NOLs in the future.

Management of the Company has concluded that it is more-likely-than-not that its U.S., Canadian and Russian net deferred tax assets will not be realized in accordance with U.S. GAAP.  At September 30, 2021 and 2020, the Company had a valuation allowance against its U.S. net deferred tax assets of $31.6 million and $25.7 million, respectively.  At September 30, 2021 and 2020, the Company had a valuation allowance against Canadian net deferred tax assets of $5.4 million, and $5.6 million, respectively. At September 30, 2021 and 2020, the Company had a valuation allowance against its Russian net deferred tax assets of $0.3 million and $0.2 million, respectively.

17. Loss Per Common Share

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

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the calculation of net loss and weighted average common shares and common equivalent shares outstanding for purposes of the computation of loss per share (in thousands, except share and per share amounts):

	YEAR ENDED SEPTEMBER 30,
	2021	2020
Net loss	$(14,056)	$(19,242)
Less: Loss allocable to unvested restricted stock	—	—
Loss attributable to common shareholders for diluted earnings per share	$(14,056)	$(19,242)
Weighted average number of common share equivalents:
Common shares used in basic loss per share	13,358,930	13,525,179
Common share equivalents outstanding related to stock options and RSUs	—	—
Total weighted average common shares and common share equivalents used in diluted loss per share	13,358,930	13,525,179
Loss per shares:
Basic	$(1.05)	$(1.42)
Diluted	$(1.05)	$(1.42)

For the calculation of diluted loss per share for fiscal years 2021 and 2020, stock options of 38,800 and 91,100, respectively, and RSUs of 299,374 and 218,257, respectively, were excluded in the calculation of weighted average shares outstanding as a result of their impact being antidilutive.

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

The Company recorded an initial contingent earn-out liability of $7.7 million in connection with its July 2018 acquisition of Quantum.   Contingent payments, if any, may be paid in the form of cash or Company stock and will be derived from eligible revenue generated during a four-year earn-out period ending July 2022.  The maximum amount of contingent payments is $23.5 million over the four-year earn-out period.  In fiscal year 2020, the Company made a cash earn-out payment of $0.1 million to the former shareholders of Quantum.  At September 30, 2020, the contingent earn-out liability was valued at $5.8 million.  During fiscal year 2021, the Company recorded adjustments of $2.7 million to decrease the earn-out liability due to a decrease in projected future eligible revenue.  In September 2021 and October 2021, the Company made cash earn-out payments of $1.4 million and $0.8 million, respectively, to the former shareholders of Quantum.  The payments were primarily attributable to revenue earned on Quantum’s $10 million contract with the CBP to provide a technology solution to the Department of Homeland Security.  At September 30, 2021, the contingent earn-out liability was valued at $0.8 million related to projected future eligible revenue.

The Company recorded an initial contingent earn-out liability of $4.3 million in connection with its November 2018 acquisition of all the intellectual property and related assets of the OptoSeis® fiber optic sensing technology.  Contingent cash payments, if any, will be derived from eligible revenue generated during a five-and-a-half year earn-out period ending in May 2024.  In order for revenue to be considered eligible, sales contracts must be entered into during the first four years of the earn-out period ending in November 2022. The maximum amount of contingent payments is $23.2 million over the five-and-a-half year earn-out period. At September 30, 2021, the contingent earn-out liability was valued at $5.2 million.  During fiscal year 2021, the Company recorded net adjustments of $0.8 million to decrease the earn-out liability to an estimated value of $4.4 million.  No earnout-payments have been made to date on the acquisition.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Contingent Compensation Costs

In connection with the acquisition of Aquana in July 2021, the Company is subject to additional contingent cash payments to the former members of Aquana, LLC. over a six-year earn-out period.  The contingent payments, if any, will be derived from certain eligible revenue generated during the earn-out period from products and services sold by Aquana. There is no maximum limit to the contingent cash payments that could be made.  The merger agreement with Aquana requires the continued employment of a certain key employee and former member of Aquana, LLC for the first four years of the six year earn-out period in order for any of Aquana’s former members to be eligible to any earn-out payments.  As discussed in Note 3, due to the continued employment requirement, no liability has been recorded for the estimated fair value of contingent earn-out payments for this transaction.  Earn-outs achieved, if any, will be recorded as compensation expense when incurred.

Operating Leases

The Company leases office space and certain equipment for terms of seven years or less.  Rent expense was approximately $0.5 million for each of fiscal years 2021 and 2020.  At September 30, 2021, future minimum lease payments was $1.4 million.  See Note 9 for additional information.

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

19. Supplemental Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2021	2020
Cash paid for interest	$—	$38
Cash paid for income taxes	551	2,530
Non-cash investing and financing activities:
Inventory transferred to rental equipment	4,038	6,343
Inventory transferred to property, plant and equipment	286	222
Financing receivables recognized in connection with sale of used rental equipment	2,665	—

20. Segment and Geographic Information

 The Company reports and evaluates financial information for three operating business segments: Oil and Gas Markets, Adjacent Markets and Emerging Markets.  The Oil and Gas Markets segment’s products include wireless seismic data acquisition systems, reservoir characterization products and services, and traditional seismic exploration products such as geophones, hydrophones, leader wire, connectors, cables, marine streamer retrieval and steering devices and various other seismic products.  The Adjacent Markets segment’s products include imaging equipment, water meter products, remote shut-off valves and Internet of Things (IoT) platform, offshore cables, as well as seismic sensors used for vibration monitoring and geotechnical applications such as mine safety applications and earthquake detection.  The Emerging Markets segment designs and markets seismic products targeted at the border and perimeter security markets.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following tables summarize the Company’s segment information:

	YEAR ENDED SEPTEMBER 30,
	2021	2020
Revenue:
Oil and Gas Markets	$52,252	$61,661
Adjacent Markets	32,419	25,440
Emerging Markets	10,193	734
Corporate	—	—
Total	94,864	87,835
Income (loss) from operations:
Oil and Gas Markets	(16,229)	(2,139)
Adjacent Markets	6,423	4,017
Emerging Markets	5,033	(6,064)
Corporate	(12,098)	(13,853)
Total	(16,871)	(18,039)
Depreciation and amortization expenses:
Oil and Gas Markets	18,199	21,192
Adjacent Markets	440	453
Emerging Markets	1,209	1,194
Corporate	929	854
Total	20,777	23,693
Impairment, inventory obsolescence and stock-based compensation expenses:
Oil and Gas Markets	3,850	6,326
Adjacent Markets	223	232
Emerging Markets	100	203
Corporate	798	941
Total	4,971	7,702
Interest income:
Oil and Gas Markets	1,409	1,029
Adjacent Markets	1	3
Emerging Markets	—	—
Corporate	31	70
Total	1,441	1,102
Interest expense:
Oil and Gas Markets	—	—
Adjacent Markets	—	—
Emerging Markets	—	—
Corporate	—	38
Total	—	38

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

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The Company generates revenue from product sales, product rentals and services from its subsidiaries located in the United States, Canada, Colombia, the Russian Federation and the United Kingdom.  Revenue generated by the Company’s subsidiaries is as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2021	2020
United States	$91,190	$82,166
Canada	2,417	3,709
Colombia	—	5
Russian Federation	2,924	2,668
United Kingdom	3,210	2,488
Eliminations	(4,877)	(3,201)
	$94,864	$87,835

A summary of revenue by geographic area is as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2021	2020
Africa	$2,507	$5,814
Asia	23,299	41,128
Canada	997	3,193
Europe	13,801	12,626
United States	49,541	23,780
Other	4,719	1,294
	$94,864	$87,835

Revenue is attributed to countries based on the ultimate destination of the product sold, if known.  If the ultimate destination is not known, revenue is attributed to countries based on the geographic location of the initial shipment.

Long-lived assets were as follows (in thousands):

	AS OF SEPTEMBER 30,
	2021	2020
United States	$98,985	$114,119
Canada	3,653	6,654
Colombia	—	1
Russian Federation	689	717
United Kingdom	559	404
China	13	13
	$103,899	$121,908

Schedule II

Geospace Technologies Corporation and Subsidiaries

Valuation and Qualifying Accounts

(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses, net of Recoveries	Charged to Other Assets	(Deductions) and Additions	Balance at End of Period
Year ended September 30, 2021
Allowance for doubtful accounts on accounts and financing receivables	$496	$(76)	$—	$8	$428
Year ended September 30, 2020
Allowance for doubtful accounts on accounts and financing receivables	$951	$63	$—	$(518)	$496

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Assets	(Deductions) and Additions	Balance at End of Period
Year ended September 30, 2021
Inventory obsolescence reserve	$34,960	$3,001	$—	$(1,025)	$36,936
Year ended September 30, 2020
Inventory obsolescence reserve	$32,050	$4,726	$—	$(1,816)	$34,960