Form 10-Q
period 2021-12-31
GEOSPACE TECHNOLOGIES CORP
filed 2022-02-02
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended December 31, 2021 OR

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

As of January 31, 2022, the registrant had 12,981,741 shares of common stock, $0.01 par value per share outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except share amounts)

(unaudited)

	December 31, 2021	September 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$7,163	$14,066
Short-term investments	7,625	9,496
Trade accounts and financing receivables, net	19,239	17,159
Unbilled receivables	1,051	1,051
Inventories, net	19,919	16,196
Prepaid expenses and other current assets	2,118	2,062
Total current assets	57,115	60,030

Non-current financing receivables	2,106	2,938
Non-current inventories, net	13,324	18,103
Rental equipment, net	35,815	38,905
Property, plant and equipment, net	28,942	29,983
Operating right-of-use assets	1,133	1,191
Goodwill	5,072	5,072
Other intangible assets, net	6,804	7,250
Other assets	222	457
Total assets	$150,533	$163,929

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable trade	$3,767	$6,391
Contingent consideration	247	807
Operating lease liabilities	150	225
Other current liabilities	7,401	7,799
Total current liabilities	11,565	15,222

Non-current contingent consideration	2,523	5,210
Non-current operating lease liabilities	1,025	1,009
Non-current other liabilities	31	31
Total liabilities	15,144	21,472

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $.01 par value, 20,000,000 shares authorized; 13,823,733 and 13,738,971 shares issued, respectively; and 12,981,741 and 12,969,542 shares outstanding, respectively	138	137
Additional paid-in capital	93,471	92,935
Retained earnings	65,742	72,510
Accumulated other comprehensive loss	(16,462)	(16,320)
Treasury stock, at cost, 841,992 and 769,429 shares, respectively	(7,500)	(6,805)
Total stockholders’ equity	135,389	142,457
Total liabilities and stockholders’ equity	$150,533	$163,929

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended
	December 31, 2021	December 31, 2020
Revenue:
Products	$13,032	$26,722
Rental	4,959	1,738
Total revenue	17,991	28,460
Cost of revenue:
Products	11,350	16,830
Rental	4,939	4,905
Total cost of revenue	16,289	21,735

Gross profit	1,702	6,725

Operating expenses:
Selling, general and administrative	5,744	5,354
Research and development	5,269	3,520
Change in estimated fair value of contingent consideration	(2,440)	(697)
Bad debt expense	15	7
Total operating expenses	8,588	8,184

Loss from operations	(6,886)	(1,459)

Other income (expense):
Interest income	194	321
Foreign exchange gains, net	18	149
Other, net	(17)	(3)
Total other income, net	195	467

Loss before income taxes	(6,691)	(992)
Income tax expense	77	58
Net loss	$(6,768)	$(1,050)

Loss per common share:
Basic	$(0.52)	$(0.08)
Diluted	$(0.52)	$(0.08)

Weighted average common shares outstanding:
Basic	12,919,673	13,571,510
Diluted	12,919,673	13,571,510

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended
	December 31, 2021	December 31, 2020
Net loss	$(6,768)	$(1,050)
Other comprehensive income (loss):
Change in unrealized losses on available-for-sale securities, net of tax	(9)	—
Foreign currency translation adjustments	(133)	197
Total other comprehensive income (loss)	(142)	197
Total comprehensive loss	$(6,910)	$(853)

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED DECEMBER 31, 2021 AND 2020

(in thousands, except share amounts)

(unaudited)

	Common Stock				Accumulated
			Additional		Other
	Shares		Paid-In	Retained	Comprehensive	Treasury
	Outstanding	Amount	Capital	Earnings	Loss	Stock	Total
Balance at October 1, 2021	12,969,542	$137	$92,935	$72,510	$(16,320)	$(6,805)	$142,457
Net loss	—	—	—	(6,768)	—	—	(6,768)
Other comprehensive loss	—	—	—	—	(142)	—	(142)
Issuance of common stock pursuant to the vesting of restricted stock units	84,762	1	—	—	—	—	1
Purchase of treasury stock	(72,563)	—	—	—	—	(695)	(695)
Stock-based compensation	—	—	536	—	—	—	536
Balance at December 31, 2021	12,981,741	$138	$93,471	$65,742	$(16,462)	$(7,500)	$135,389

Balance at October 1, 2020	13,670,639	$137	$90,965	$86,566	$(16,698)	$—	$160,970
Net loss	—	—	—	(1,050)	—	—	(1,050)
Other comprehensive income	—	—	—	—	197	—	197
Issuance of common stock pursuant to the vesting of restricted stock units	57,332	1	—	—	—	—	—
Purchase of treasury stock	(117,637)	—	—	—	—	(828)	(828)
Stock-based compensation	—	—	548	—	—	—	548
Balance at December 31, 2020	13,610,334	$138	$91,513	$85,516	$(16,501)	$(828)	$159,837

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	December 31, 2021	December 31, 2020
Cash flows from operating activities:
Net loss	$(6,768)	$(1,050)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income tax expense (benefit)	(1)	6
Rental equipment depreciation	3,543	3,831
Property, plant and equipment depreciation	1,105	985
Amortization of intangible assets	446	433
Accretion of discounts on short-term investments	52	—
Stock-based compensation expense	536	548
Bad debt expense	15	7
Inventory obsolescence expense	671	617
Change in estimated fair value of contingent consideration	(2,440)	(697)
Gross profit from sale of used rental equipment	(2,612)	(4,127)
Realized loss short-term investments	7	—
Effects of changes in operating assets and liabilities:
Trade accounts and notes receivables	1,477	5,143
Unbilled receivables	—	(4,263)
Inventories	74	(2,065)
Other assets	157	(1,422)
Accounts payable trade	(2,623)	4,053
Other liabilities	(965)	311
Net cash provided by (used in) operating activities	(7,326)	2,310

Cash flows from investing activities:
Purchase of property, plant and equipment	(145)	(597)
Investment in rental equipment	(782)	(13)
Proceeds from the sale of used rental equipment	1,048	112
Purchases of short-term investments	(450)	—
Proceeds from the sale of short-term investments	2,249	—
Net cash provided by (used in) investing activities	1,920	(498)

Cash flows from financing activities:
Payments on contingent consideration	(807)	—
Purchase of treasury stock	(695)	(828)
Net cash used in financing activities	(1,502)	(828)

Effect of exchange rate changes on cash	5	49
Increase (decrease) in cash and cash equivalents	(6,903)	1,033
Cash and cash equivalents, beginning of fiscal year	14,066	32,686
Cash and cash equivalents, end of fiscal period	$7,163	$33,719

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$82	$40
Issuance of notes receivable in connection with sale of used rental equipment	3,745	9,868
Inventory transferred to (from) rental equipment	863	(667)
Inventory transferred to property, plant and equipment	172	—

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet of Geospace Technologies Corporation and its subsidiaries (the “Company”) at September 30, 2021 was derived from the Company’s audited consolidated financial statements at that date. The consolidated balance sheet at December 31, 2021 and the consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the three months ended December 31, 2021 and 2020 were prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows were made. All intercompany balances and transactions have been eliminated. The results of operations for the three months ended December 31, 2021 are not necessarily indicative of the operating results for a full year or of future operations.

Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America were omitted pursuant to the rules of the Securities and Exchange Commission. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended September 30, 2021.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity at the time of purchase of three months or less to be cash equivalents. At December 31, 2021, cash and cash equivalents included $4.5 million held by the Company’s foreign subsidiaries and branch offices. If the Company were to repatriate the cash held by its foreign subsidiaries, it could be required to accrue and pay taxes on any amount repatriated.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued guidance on simplifying the accounting for income taxes. The guidance eliminates certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020. Certain amendments within the guidance are required to be applied on a retrospective basis for all periods presented; others are to be applied using a modified retrospective approach with a cumulative-effect adjustment to retained earnings, if any, as of the beginning of the first reporting period in which the guidance is adopted; and yet others are to be applied using either basis. All other amendments not specified in the guidance should be applied on a prospective basis. Early adoption is permitted. An entity that elects to early adopt in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. The Company adopted this guidance during the first quarter of fiscal year 2022. The adoption of this guidance did not have any impact on the Company's consolidated financial statements.

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

During the third quarter of fiscal year 2020, the Company was awarded an approximate $10.5 million contract (inclusive of a subsequent contract amendment of $0.3 million) with the U.S. Customs and Border Protection (the “CBP”) to provide a technology solution to the Department of Homeland Security. Revenue recognized under the contract for the three months ended December 31, 2021 and 2020 was $0.1 million and $8.8 million, respectively. The Company had unbilled receivables of $1.1 million at December 31, 2021 under this contract. Unrecognized revenue for unsatisfied performance obligations on this contract at December 31, 2021 was approximately $0.1 million. The Company anticipates the revenue on the remaining performance obligation on this contract will be recognized in the second quarter of fiscal year 2022. Unsatisfied performance obligations on all other contracts held by the Company at December 31, 2021 had an original duration of one year or less.

At December 31, 2021 and September 30, 2021, the Company had no deferred contract costs or deferred contract liabilities. During the three months ended December 31, 2021 and 2020, no revenue was recognized from deferred contract liabilities and no cost of revenue was recognized from deferred contract costs.

During the second quarter of fiscal year 2020, the Company partially financed a $12.5 million product sale by entering into a $10.0 million promissory note with the customer. The note has a three-year term with monthly principal and interest payments of $0.3 million. Due to the financial condition of the customer, the Company had concerns over the probable collectability of the promissory note. As a result, the Company did not recognize any revenue or cost of revenue on the product sale through its first quarter of fiscal year 2021. During the second quarter of fiscal year 2021, as a result of new information received from the customer, management determined that it is probable that the customer will satisfy its remaining payment obligations on the promissory note with the Company and recognized revenue of $12.5 million on the product sale. During the fourth quarter of fiscal year 2021, the Company granted the customer a six-month principal payment forbearance. The customer is expected to recommence its monthly payments to the Company in the second quarter of fiscal year 2022. The customer has made payments totaling $7.2 million (exclusive of interest) as of December 31, 2021 related to the product sale. Deferred contract costs associated with this sale was recognized in the second quarter of fiscal year 2021.

For each of the Company’s operating segments, the following table presents revenue only from the sale of products and the performance of services under contracts with customers (in thousands). Therefore, the table excludes all revenue earned from rental contracts.

	Three Months Ended
	December 31, 2021	December 31, 2020
Oil and Gas Markets
Traditional exploration product revenue	$580	$997
Wireless exploration product revenue	3,758	10,029
Reservoir product revenue	427	29
Total revenue	4,765	11,055

Adjacent Markets
Industrial product revenue	5,014	4,407
Imaging product revenue	3,116	2,463
Total revenue	8,130	6,870

Emerging Markets
Revenue	137	8,797

Total	$13,032	$26,722

See Note 12 for more information on the Company’s operating segments.

For each of the geographic areas where the Company operates, the following table presents revenue (in thousands) from the sale of products and services under contracts with customers. The table excludes all revenue earned from rental contracts:

	Three Months Ended
	December 31, 2021	December 31, 2020
Asia	$4,678	$11,373
Canada	398	407
Europe	1,311	1,175
United States	6,019	13,364
Other	626	403
Total	$13,032	$26,722

Revenue is attributable to countries based on the ultimate destination of the product sold, if known. If the ultimate destination is not known, revenue is attributable to countries based on the geographic location of the initial shipment.

3. Short-term Investments

The Company classifies its short-term investments as available-for-sale securities. Available-for-sale securities are carried at fair market value with net unrealized gains and losses reported as a component of accumulated other comprehensive loss in stockholders’ equity. For the three months ended December 31, 2021, the Company realized losses of $7,000 from the sale of short-term investments. No gains or losses were realized during the three months ended December 2020 from the sale of short-term investments.

The Company’s short-term investments were composed of the following (in thousands):

	As of December 31, 2021 (in thousands)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate bonds	$7,649	$—	$(24)	$7,625

	As of September 30, 2021 (in thousands)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate bonds	$9,511	$—	$(15)	$9,496

The Company’s short-term investments at December 31, 2021 had contractual maturities of $6.7 million due within one year and $0.9 million due between January 2023 to March 2023.

4. Fair Value of Financial Instruments

The Company’s financial instruments generally include cash and cash equivalents, short-term investments, trade accounts, financing receivables and accounts payable. Due to the short-term maturities of cash and cash equivalents, trade accounts and financing receivables and accounts payable, the carrying amounts of these financial instruments are deemed to approximate their fair value on the respective balance sheet dates. The valuation technique used to measure the fair value of the contingent consideration was based on internal estimates and the use of internal projections of future revenue.

The Company measures its short-term investments and contingent consideration at fair value on a recurring basis.

The following tables present the fair value of the Company’s short-term investments and contingent consideration by valuation hierarchy and input (in thousands):

	As of December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)	Totals
Short-term investments:
Corporate bonds	$—	$7,625	$—	$7,625
Total assets	$—	$7,625	$—	$7,625

Contingent consideration liabilities:
Current portion	—	—	(247)	(247)
Non-current portion	—	—	(2,523)	(2,523)
Total liabilities	$—	$—	$(2,770)	$(2,770)

	As of September 30, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)	Totals
Short-term investments:
Corporate bonds	$—	$9,496	$—	$9,496
Total assets	$—	$9,496	$—	$9,496

Contingent consideration liabilities	$—	$—	$(6,017)	$(6,017)
Total liabilities	$—	$—	$(6,017)	$(6,017)

The following table summarizes changes in the fair value of the Company’s Level 3 financial instruments for the three months ended December 31, 2021 and 2020

Balance at October 1, 2021	$6,017
Fair value adjustments	(2,440)
Payment of contingent consideration	(807)
Balance at December 31, 2021	$2,770

Balance at October 1, 2020	$10,962
Fair value adjustments	(697)
Payment of contingent consideration	—
Balance at December 31, 2020	$10,265

Adjustments to the fair value of the contingent consideration are based on internal estimates and management assessments regarding potential future scenarios. The Company believes its estimates and assumptions are reasonable, however, there is significant judgment involved. Also see Note 11.

5. Trade Accounts and Financing Receivables

Trade accounts receivable, net (excluding notes receivable) are reflected in the following table (in thousands):

	December 31, 2021	September 30, 2021
Trade accounts receivable	$11,151	$12,635
Allowance for doubtful accounts	(419)	(428)
Total	$10,732	$12,207

The allowance for doubtful accounts represents the Company’s best estimate of probable credit losses. The Company determines the allowance based upon historical experience and a current review of its trade accounts receivable balances. Trade accounts receivable balances are charged off against the allowance whenever it is probable that the receivable balance will not be recoverable.

Financing receivables are reflected in the following table (in thousands):

	December 31, 2021	September 30, 2021
Promissory notes	$9,132	$5,432
Sales-type leases	1,481	2,464
Total financing receivables	$10,613	7,896
Unearned income:
Sales-type leases	—	(6)
Total unearned income	—	(6)
Total financing receivables, net of unearned income	10,613	7,890
Less current portion	(8,507)	(4,952)
Non-current notes receivable	$2,106	$2,938

Promissory notes receivable are generally collateralized by the products sold, and bear interest at rates ranging up to 8% per year. The promissory notes receivable mature at various times through July 2023. The Company has, on occasion, extended or renewed notes receivable as they mature, but there is no obligation to do so.

During the first quarter of fiscal year 2022, the Company financed a sale of OBX rental equipment by entering into a $3.7 million promissory note with a customer. The note has a term of nine months, with principal and interest payments of $0.4 million due monthly until maturity.

During the third quarter of fiscal year 2021, the Company entered into a sales-type lease with a customer on land-based wireless seismic equipment from its rental fleet. The lease has a term of six months. The balance due under the lease at December 31, 2021 was $1.5 million, all of which was due and payable. Interest income related to the lease of $6,000 was recognized for the three months ended December 31, 2021. The ownership of the equipment will transfer to the customer upon the customer's payment of the outstanding balance.

During the second quarter of fiscal year 2020, the Company partially financed a $12.5 million product sale by entering into a $10.0 million promissory note with the customer. The note has a three-year term with monthly principal and interest payments of $0.3 million. Due to the financial condition of the customer, the Company had concerns over the probable collectability of the promissory note. As a result, the promissory note was not reflected on the Company’s consolidated balance sheet through its first quarter of fiscal year 2021. During the second quarter of fiscal year 2021, as a result of a new information received from the customer, management determined that it was probable that the customer would satisfy its remaining payment obligations to the Company and, therefore, the Company recognized the promissory note on its consolidated balance sheet as of March 31, 2021. See Note 2 for more information on this matter.

6. Inventories

Inventories consist of the following (in thousands):

	December 31, 2021	September 30, 2021
Finished goods	$21,271	$19,368
Work in process	5,241	8,247
Raw materials	43,324	43,620
Obsolescence reserve	(36,593)	(36,936)
	33,243	34,299
Less current portion	19,919	16,196
Non-current portion	$13,324	$18,103

Raw materials include semi-finished goods and component parts that totaled approximately $21.6 million and $22.7 million at December 31, 2021 and September 30, 2021, respectively. Finished goods and raw materials that totaled $24.1 million and $23.3 million were fully reserved at December 31, 2021 and September 30, 2021, respectively.

7. Leases

As Lessee

The Company has elected not to record operating right-of-use assets or operating lease liabilities on its consolidated balance sheet for leases having a minimum term of 12 months or less. Such leases are expensed on a straight-line basis over the lease term. Variable lease payments are excluded from the measurement of operating right-of-use assets and operating lease liabilities and are recognized in the period in which the obligation for those payments is incurred. As of December 31, 2021, the Company has two operating right-of-use assets related to leased facilities in Austin, Texas and Melbourne, Florida.

Maturities of the operating lease liabilities as of December 31, 2021 were as follows: (in thousands):

For fiscal years ending September 30,
2022 (remainder)	$193
2023	270
2024	278
2025	186
2026	130
Thereafter	225
Future minimum lease payments	1,282
Less interest	(107)
Present value of minimum lease payments	1,175
Less current portion	(150)
Long-term portion	$1,025

Lease costs recognized in the consolidated statements of operations for the three months ended December 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended
	December 31, 2021	December 31, 2020
Right-of-use operating lease costs	$68	$38
Short-term lease costs	44	74
Total	$112	$112

Right-of use operating lease costs and short-term lease costs are included as a component of total operating expenses.

Other information related to operating leases is as follows (in thousands):

	Three Months Ended
	December 31, 2021	December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$70	$42

Weighted average remaining lease term	5.3 years	1.3 years
Weighted average discount rate	3.25%	5.00%

The discount rate used on the operating right-of-use assets represented the Company’s incremental borrowing rate at lease inception.

As Lessor

Equipment

The Company leases equipment to customers primarily for terms of six months or less. The majority of the Company’s rental revenue is generated from its marine-based wireless seismic data acquisition system.

All of the Company’s leasing arrangements as lessor are classified as operating leases, except for one sales-type lease. See Note 5 for more information on the Company’s sales-type lease.

The Company regularly evaluates the collectability of its lease receivables on a lease by lease basis. The evaluation primarily consists of reviewing past due account balances and other factors such as the credit quality of the customer, historical trends of the customer and current economic conditions. The Company suspends revenue recognition when the collectability of amounts due are no longer probable and concurrently records a direct write-off of the lease receivable to rental revenue and limits future rental revenue recognition to cash received. As of December 31, 2021, the Company’s trade accounts receivables included lease receivables of $6.0 million.

Rental revenue related to leased equipment for the three months ended December 31, 2021 and 2020 was $4.9 million and $1.7 million, respectively.

At December 31, 2021, future minimum lease obligations due from the Company’s leasing customers on operating leases (all in fiscal year 2022) were $0.5 million.

Rental equipment consisted of the following (in thousands):

	December 31, 2021	September 30, 2021
Rental equipment, primarily wireless recording equipment	$94,194	$95,827
Accumulated depreciation and impairment	(58,379)	(56,922)
	$35,815	$38,905

Property

During the first quarter of fiscal year 2022, the Company leased a portion of its property located in Calgary, Alberta, Canada and fully leased its warehouse in Bogotá, Colombia. The lease in Canada commenced in November 2021 and is for a five-year term. The lease on the warehouse in Bogotá commenced in December 2021 and is for a one-year term.

Rental revenue related to these two property leases was $29,000 for the three months ended December 31, 2021.

Future minimum lease payment due to the Company as of December 31, 2021 on these two leases were as follows (in thousands):

For fiscal years ending September 30,
2022 (remainder)	$147
2023	136
2024	128
2025	131
2026	132
Thereafter	11
$685

8. Goodwill and Other Intangible Assets

The Company’s consolidated goodwill and other intangible assets consisted of the following (in thousands):

	Weighted-
	Average
	Remaining Useful
	Lives (in years)	December 31, 2021	September 30, 2021
Goodwill		$5,072	$5,072

Other intangible assets:
Developed technology	14.9	$6,475	$6,475
Customer relationships	0.7	3,900	3,900
Trade names	1.8	2,022	2,022
Non-compete agreements	0.7	186	186
Total other intangible assets	8.2	12,583	12,583
Accumulated amortization		(5,779)	(5,333)
		$6,804	$7,250

At December 31, 2021, the Company had goodwill of $4.3 million and other intangible assets, net of $4.2 million attributable to its Emerging Markets reporting unit; goodwill of $0.7 million and other intangible assets, net of $0.6 million attributable to its Adjacent Markets reporting unit; and other intangible assets, net of $2.0 million attributable to its Oil and Gas Markets reporting unit. Goodwill represents the excess cost of a business acquired over the fair market value of identifiable net assets at the date of acquisition.

At December 31, 2021, the Company determined there were no triggering events requiring an impairment assessment of its goodwill and other intangible assets. The Company performs its annual goodwill impairment test in the fourth quarter. If the Company determines that the future cash flows anticipated to be generated from its reporting units will not be sufficient to recover the carrying amount of the respective reporting unit, it will need to recognize an impairment charge equal to the difference between the carrying amount of the reporting unit and its fair value, not to exceed the carrying amount of the goodwill.

Other intangible assets amortization expense was $0.4 million for each of the three months ended December 31, 2021 and 2020.

As of December 31, 2021, future estimated amortization expense of other intangible assets is as follows (in thousands):

For fiscal years ending September 30,
2022 (remainder)	$1,231
2023	768
2024	395
2025	381
2026	374
Thereafter	3,655
$6,804

9. Stock-Based Compensation

During the three months ended December 31, 2021, the Company issued 161,850 restricted stock units (“RSUs”) under its 2014 Long Term Incentive Plan, as amended (the “Plan”). The RSUs issued include both time-based and performance-based vesting provisions. The weighted average grant date fair value of each RSU was $9.00 per unit. The grant date fair value of the RSUs was $1.5 million, which will be charged to expense over the next four years as the restrictions lapse. Compensation expense for the RSUs was determined based on the closing market price of the Company’s stock on the date of grant applied to the total number of units that are anticipated to fully vest. Each RSU represents a contingent right to receive one share of the Company’s common stock upon vesting. As of December 31, 2021, the Company had unrecognized compensation expense of $3.2 million relating to RSUs that is expected to be recognized over a weighted average period of 3.0 years.

As of December 31, 2021, the Company had $0.1 million of unrecognized compensation expense related to restricted stock awards (“RSAs”) that is expected to be recognized over a weighted average period of 0.6 years.

As of December 31, 2021, there were 376,466 RSUs and 8,625 RSAs outstanding. As of December 31, 2021, no nonqualified stock options were outstanding.

10. Loss Per Common Share

The following table summarizes the calculation of net loss and weighted average common shares and common equivalent shares outstanding for purposes of the computation of loss per share (in thousands, except share and per share data):

	Three Months Ended
	December 31, 2021	December 31, 2020
Net loss	$(6,768)	$(1,050)
Less: Loss allocable to unvested restricted stock	—	—
Loss attributable to common shareholders for diluted earnings per share	$(6,768)	$(1,050)
Weighted average number of common share equivalents:
Common shares used in basic loss per share	12,919,673	13,571,510
Common share equivalents outstanding related to stock options and RSUs	—	—
Total weighted average common shares and common share equivalents used in diluted loss per share	12,919,673	13,571,510
Loss per share:
Basic	$(0.52)	$(0.08)
Diluted	$(0.52)	$(0.08)

For the calculation of diluted loss per share for the three months ended December 31, 2021, 376,466 non-vested RSUs were excluded in the calculation of weighted average shares outstanding since their impact on diluted loss per share was antidilutive. For the calculation of diluted loss per share for the three months ended December 31, 2020, 38,800 stock options and 315,375 non-vested RSUs were excluded in the calculation of weighted average shares outstanding since their impact on diluted loss per share was antidilutive.

11. Commitments and Contingencies

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

The Company recorded an initial contingent earn-out liability of $7.7 million in connection with its July 2018 acquisition of Quantum. Contingent payments, if any, may be paid in the form of cash or Company stock and will be derived from eligible revenue generated during a four-year earn-out period ending July 2022. The maximum amount of contingent payments is $23.5 million over the four-year earn-out period. In fiscal year 2020, the Company made a cash earn-out payment of $0.1 million to the former shareholders of Quantum. In September 2021 and October 2021, the Company made additional cash earn-out payments of $1.4 million and $0.8 million, respectively, to the former shareholders of Quantum. The payments were primarily attributable to revenue earned on Quantum’s $10 million contract with the CBP to provide a technology solution to the Department of Homeland Security. At September 30, 2021, the contingent earn-out liability was valued at $0.8 million related to projected future eligible revenue. During the three months ended December 31, 2021, the Company recorded an adjustment of $0.6 million to decrease the earn-out liability to an estimated value of $0.2 million. The decrease for the three months ended December 31, 2021 was primarily the result of timing in securing a potential second contract with the CBP caused by federal budget delays.

The Company recorded an initial contingent earn-out liability of $4.3 million in connection with its November 2018 acquisition of all the intellectual property and related assets of the OptoSeis® fiber optic sensing technology. Contingent cash payments, if any, will be derived from eligible revenue generated during a five-and-a-half year earn-out period ending in May 2024. In order for revenue to be considered eligible, sales contracts must be entered into during the first four years of the earn-out period ending in November 2022. The maximum amount of contingent payments is $23.2 million over the five-and-a-half year earn-out period. At September 30, 2021, the contingent earn-out liability was valued at $4.4 million. During the three months ended December 31, 2021, the Company recorded an adjustment of $1.9 million to decrease the earn-out liability to an estimated value of $2.5 million. The decrease for the three months ended December 31, 2021 was the result of the Company's decision not to provide a bid on a proposal from an oil and gas producer to manufacture a large-scale seabed permanent reservoir monitoring system under the terms and conditions presented. No earnout-payments have been made to date on the acquisition.

Contingent Compensation Costs

In connection with the acquisition of Aquana, LLC ("Aquana") in July 2021, the Company is subject to additional contingent cash payments to the former members of Aquana over a six-year earn-out period. The contingent payments, if any, will be derived from certain eligible revenue generated during the earn-out period from products and services sold by Aquana. There is no maximum limit to the contingent cash payments that could be made. The merger agreement with Aquana requires the continued employment of a certain key employee and former member of Aquana for the first four years of the six year earn-out period in order for any of Aquana’s former members to be eligible for any earn-out payments. Due to the continued employment requirement, no liability has been recorded for the estimated fair value of contingent earn-out payments for this transaction. Earn-outs achieved, if any, will be recorded as compensation expense when incurred.

Operating Leases

The Company leases office space and certain equipment for terms of seven years or less. Rent expense was approximately $0.1 million for each of the three months ended December 31, 2021 and 2020. See Note 7 for additional information.

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

12. Segment Information

The Company reports and evaluates financial information for its operating segments: Oil and Gas Markets, Adjacent Markets and Emerging Markets segments. The Oil and Gas Markets segment products include wireless seismic data acquisition systems, reservoir characterization products and services, and traditional seismic exploration products such as geophones, hydrophones, leader wire, connectors, cables, marine streamer retrieval and steering devices and various other seismic products. The Adjacent Markets segment products include imaging equipment, water meter products, remote shut-off valves and Internet of Things (loT) platform, offshore cables, and seismic sensors used for vibration monitoring and geotechnical applications such as mine safety applications and earthquake detection. The Emerging Markets segment provides seismic products targeted at the border and perimeter security markets.

The following table summarizes the Company’s segment information (in thousands):

	Three Months Ended
	December 31, 2021	December 31, 2020
Revenue:
Oil and Gas Markets	$9,654	$12,763
Adjacent Markets	8,171	6,900
Emerging Markets	137	8,797
Corporate	29	—
Total	$17,991	$28,460

Income (loss) from operations:
Oil and Gas Markets	$(4,170)	$(5,986)
Adjacent Markets	1,208	1,260
Emerging Markets	(820)	6,479
Corporate	(3,104)	(3,212)
Total	$(6,886)	$(1,459)

13. Income Taxes

Consolidated income tax expense was $0.1 million for each of the three months ended December 31, 2021 and 2020. The Company is currently unable to record any tax benefits from the tax losses it incurs in the U.S., Canada and Russian Federation due to the uncertainty surrounding its ability to utilize such losses in the future to offset taxable income.

14. Risks and Uncertainties

Concentration of Credit Risk

As of December 31, 2021, the Company had combined trade accounts and financing receivables from three customers of $8.1 million, $5.5 million and $3.0 million, respectively. During the three months ended December 31 2021, revenue recognized from these three customers was $4.6 million, $0.7 million and $3.2 million, respectively.

COVID-19 Pandemic

The ongoing COVID-19 pandemic has spread across the globe and has negatively impacted worldwide economic activity, including the global demand for oil and natural gas, and continues to create challenges in the Company’s markets. In addition to measures the Company has taken voluntarily, the government authorities in the Company’s markets have taken actions to mitigate the spread of COVID-19, including travel restrictions, border closings, restrictions on public gatherings, stay-at-home orders and other quarantine and isolation measures. Following the initial outbreak of the virus, the Company experienced disruptions in its supply chain, a reduction in demand for certain products, cancellation of rental contracts and difficulty with field employees and salespeople traveling domestically and abroad to conduct the Company’s business. COVID-19 continues to pose the risk that the Company or its employees, contractors, suppliers and customers may be prevented from conducting business activities for an indefinite period of time. The effort to vaccinate the global population appears to be reducing the effects of COVID-19, but new mutations of the virus has allowed the continued spread of COVID–19. COVID-19 and the related mitigation measures have disrupted the Company’s supply chain, resulting in longer lead times in materials available from suppliers and extended the shipping time for these materials to reach the Company’s facilities. If COVID–19 continues to spread or the response to contain the COVID–19 pandemic is unsuccessful, the Company could experience a material adverse effect on its business, financial condition, results of operations and liquidity. On September 4, 2021, OSHA issued a previously announced emergency temporary standard (“ETS”) requiring employers with 100 or more employees to require vaccination of their employees or, alternatively, require weekly COVID-19 testing and wearing of face coverings for employees; however, on January 13, 2022 the United States Supreme Court stayed implementation of the ETS. The Sixth Circuit Court of Appeals will now review the substantive validity of the ETS, with a potential final review against the United States Supreme Court. The Company is actively monitoring the status of the ETS and is prepared to comply if needed.

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

Sustained low oil prices or the failure of oil prices to rise in the future and the resulting downturns or lack of growth in the energy industry and energy‑related business, could have a negative impact on the Company’s results of operations and financial condition. In light of the decline in oil prices caused by the COVID-19 pandemic in 2020, oil and gas exploration and production ("E&P") companies experienced a significant reduction in cash flows, which resulted in reductions in their capital spending budgets for oil and gas exploration-focused activities, including seismic data acquisition activities. Demand for the sale of the Company's seismic products targeted at customers in its Oil and Gas Markets segment, which has historically accounted for the majority of its revenue, significantly declined during fiscal year 2020, and both product sales and rental revenue diminished during the first half of fiscal year 2021 as a result of significant uncertainty in the outlook for oil and gas exploration. Recently crude oil prices have increased, which should result in higher cash flows for E&P companies. The Company believes E&P companies are allocating their increased levels of cash flow toward debt reduction and shareholder reward initiatives, such as stock buy-back programs and dividend payments. The Company expects low demand for its Oil and Gas Markets segment products until E&P companies redirect their cash flows towards investments in exploration activities, especially seismic exploration. Any material changes in oil and gas prices or other market trends, like slowing growth of the global economy, could adversely impact seismic exploration activity and would likely affect the demand for the Company's products and could materially and adversely affect its results of operations and liquidity.

Generally, imbalances in the supply and demand for oil and gas will affect oil and gas prices and, in such circumstances, demand for the Company’s oil and gas products may be adversely affected when world supplies exceed demand.

A portion of the Company's oil and gas product manufacturing is conducted through its wholly-owned subsidiary Geospace Technologies Eurasia LLC, which is based in the Russian Federation. The Company's oil and gas business could be directly affected by political and economic conditions in the Russian Federation, including the current geopolitical instability involving the Russian Federation, Ukraine and Syria. United States sanctions against Russia have been expanded to preclude the export of oil and gas equipment anywhere in the world that involve persons designated under the sanctions and to include projects in which persons subject to the sanctions have a 33% ownership interest or a majority of voting interests. Together, these changes make it more difficult for the Company to support projects that have the potential to produce oil involving Russian energy companies. Furthermore, if an exporter is unable to determine whether its equipment will be used in such projects, the export is prohibited. In fiscal year 2021, the Company imported $1.2 million of products from Geospace Technologies Eurasia LLC for resale elsewhere in the world. If imports of these products from the Russian Federation are restricted by government regulation, the Company may be forced to find other sources for the manufacture of these products at potentially higher costs. The U.S. government and several other countries have threatened further severe economic and other sanctions if Russia invades Ukraine. Boycotts, protests, unfavorable regulations, additional governmental sanctions and other actions in the region could also adversely affect the Company's ability to operate profitably. Delays in obtaining governmental approvals can affect the Company's ability to timely deliver its products pursuant to contractual obligations, which could result in the Company being liable to it's customers for damages. The risk of doing business in the Russian Federation and other economically or politically volatile areas could adversely affect the Company's operations and earnings.

Certain of the Company's manufacturing capabilities could be at risk if the U.S. puts economic sanctions on Russia or if relations between the U.S. and Russia deteriorate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the major elements of our consolidated financial statements. You should read this discussion and analysis together with our consolidated financial statements, including the accompanying notes, and other detailed information appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual
Report on Form 10-K for the year ended September 30, 2021.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “could”, “intend”, “expect”, “plan”, “budget”, “forecast”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue”, “evaluating” or similar words. Statements that contain these words should be read carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other forward-looking information. Examples of forward-looking statements include, among others, statements that we make regarding our expected operating results, the adoption, results and success of our rollout of our Aquana smart water valves and cloud-based control platform, future demand for our Quantum security solutions, the adoption and sale of our products in various geographic regions, potential tenders for permanent reservoir monitoring systems, future demand for OBX systems, the completion of new orders for channels of our GCL system, the fulfillment of customer payment obligations, the impact of and the recovery from the impact of the coronavirus (or COVID-19) pandemic, our ability to manage changes and the continued health or availability of management personnel, volatility and direction of oil prices, anticipated levels of capital expenditures and the sources of funding therefor, and our strategy for growth, product development, market position, financial results and the provision of accounting reserves. These forward-looking statements reflect our current judgment about future events and trends based on the information currently available to us. However, there will likely be events in the future that we are not able to predict or control. The factors listed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, as well as other cautionary language in such Annual Report and this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Such examples include, but are not limited to, the failure of the Quantum and OptoSeis® or Aquana technology transactions to yield positive operating results, decreases in commodity price levels, and continued adverse impact of COVID-19 which could reduce demand for our products, the failure of our products to achieve market acceptance (despite substantial investment by us), our sensitivity to short term backlog, delayed or cancelled customer orders, product obsolescence resulting from poor industry conditions or new technologies, bad debt write-offs associated with customer accounts, inability to collect on promissory notes, lack of further orders for our OBX rental equipment, failure of our Quantum products to be adopted by the border and security perimeter market or a decrease in such market due to governmental changes, and infringement or failure to protect intellectual property. The occurrence of the events described in these risk factors and elsewhere in this Quarterly Report on Form 10-Q could have a material adverse effect on our business, results of operations and financial position, and actual events and results of operations may vary materially from our current expectations. We assume no obligation to revise or update any forward-looking statement, whether written or oral, that we may make from time to time, whether as a result of new information, future developments or otherwise.

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

Demand for our products targeted at customers in our Oil and Gas Markets segment has been, and will likely continue to be, vulnerable to downturns in the economy and the oil and gas industry in general. For more information, please refer to the risks discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

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

Wireless Products

We have developed multiple versions of a land-based wireless (or nodal) seismic data acquisition system. Rather than utilizing interconnecting cables as required by most traditional land data acquisition systems, each of our wireless stations operate as an independent data collection system, allowing for virtually unlimited channel configurations. As a result, our wireless systems require less maintenance, which we believe allows our customers to operate more effectively and efficiently because of its reduced environmental impact, lower weight and ease of operation. Each wireless station is available in a single-channel or three-channel configuration. Since its introduction in 2008 and through December 31, 2021, we have sold 486,000 wireless channels and we currently have 74,000 wireless channels in our rental fleet.

We have also developed a marine-based wireless seismic data acquisition system called the OBX. Similar to our land-based wireless systems, the marine OBX system may be deployed in virtually unlimited channel configurations and does not require interconnecting cables between each station. Our deepwater versions of the OBX system can be deployed in depths of up to 3,450 meters. Through December 31, 2021, we have sold 10,000 OBX stations and we currently have 28,000 OBX stations in our rental fleet.

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

In September 2020, we received a request from a major oil and gas producer for a proposal to manufacture a large-scale seabed PRM system. Under the offered terms and conditions as initially presented, we decided not to provide a bid. In August 2021, we received a new request from the producer, however we have also decided not to bid under the new offered terms and conditions. We have also held discussions and received requests for information from other major oil and gas producers regarding PRM systems. We have not received any orders for a large-scale seabed PRM system since November 2012.

Adjacent Markets

Our Adjacent Markets businesses leverage upon existing manufacturing facilities and engineering capabilities utilized by our Oil and Gas Markets businesses. Many of the seismic products in our Oil and Gas Markets segment, with little or no modification, have direct application to other industries.

Industrial Products

Our industrial products include water meter products, remote shut-off water valves and IoT Platform, contract manufacturing products, offshore cables, and seismic sensors used for vibration monitoring and geotechnical applications such as mine safety applications and earthquake detection.

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

Consolidated Results of Operations

We report and evaluate financial information for three segments: Oil and Gas Markets, Adjacent Markets and Emerging Markets. Summary financial data by business segment follows (in thousands):

	Three Months Ended
	December 31, 2021	December 31, 2020
Oil and Gas Markets
Traditional exploration product revenue	$591	$997
Wireless exploration product revenue	8,727	11,737
Reservoir product revenue	336	29
Total revenue	9,654	12,763
Operating loss	(4,170)	(5,986)
Adjacent Markets
Industrial product revenue	5,013	4,407
Imaging product revenue	3,158	2,493
Total revenue	8,171	6,900
Operating income	1,208	1,260
Emerging Markets
Revenue	137	8,797
Operating income (loss)	(820)	6,479
Corporate
Revenue	29	—
Operating loss	(3,104)	(3,212)
Consolidated Totals
Revenue	17,991	28,460
Operating loss	(6,886)	(1,459)

Overview

Although in an already depressed oil and gas industry, demand further decreased in February 2020 because of the oversupply of crude oil due to failed OPEC negotiations that led to a dramatic drop in crude oil prices when combined with the impact of the COVID-19 pandemic. These declines in the demand for oil and gas have caused oil and gas exploration and production companies to experience a significant reduction in cash flows, which have resulted in reductions in their capital spending budgets for oil and gas exploration-focused activities, including seismic data acquisition activities. Recently, crude oil prices have rebounded and held above February 2020 levels; however, a lag in time typically occurs between higher oil prices and greater demand for our Oil and Gas Markets segment products. We believe this lag is the result of exploration and production ("E&P") companies allocating their cash flow towards shareholder reward initiatives, such as stock buy-back programs and dividend payments, or in debt reduction. We believe this lag is a short-term trend that will continue until E&P companies decide to reinvest capital into exploration activities. As this lag persists, we expect the reduced levels of demand for our Oil and Gas Markets segment products and our rental marine wireless nodal products to continue. We also expect our land-based traditional and wireless products will continue to experience low levels of product demand until our customers consume their excess levels of underutilized equipment.

In light of current market conditions, the inventory balances in our Oil and Gas Markets business segment at December 31, 2021 continued to exceed levels we consider appropriate for the current level of product demand. While we are aggressively working to reduce these legacy inventory balances, we are also adding new inventories for new wireless product developments and for other product demand in our Adjacent Markets segment. During periods of excessive inventory levels, our policy has been, and will continue to be, to record obsolescence expense as we experience reduced product demand and as our inventories continue to age. If difficult market conditions continue for the products in our Oil and Gas Markets segment, we expect to record additional inventory obsolescence expense in fiscal year 2022 and beyond until product demand and/or resulting inventory turnover return to acceptable levels.

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

Three months ended December 31, 2021 compared to the three months ended December 31, 2020

Consolidated revenue for the three months ended December 31, 2021 was $18.0 million, a decrease of $10.5 million, or 36.8%, from the corresponding period of the prior fiscal year. The decrease was primarily due to a reduction in revenue from our Emerging Markets business segment related to our contract with the U.S. Customs and Border Protection (the "CBP"). The majority of the revenue related to this contract was recognized during the three months ended December 31, 2020. The decrease in consolidated revenue was also caused by lower sales of OBX wireless products, partially offset by an increase in rental revenue attributable to higher utilization of our OBX rental fleet.

Consolidated gross profit for the three months ended December 31, 2021 was $1.7 million, a decrease of $5.0 million, or 74.7%, from the corresponding period of the prior fiscal year. The decrease was primarily due to the reduction in revenue and related gross profit from our contract with the CBP discussed above, partially offset by higher gross profit attributable to the increase in rental revenue discussed above.

Consolidated operating expenses for the three months ended December 31, 2021 were $8.6 million, an increase of $0.4 million, or 4.9%, from the corresponding period of the prior fiscal year. The increase was due to (i) a $1.2 million increase in research and development project costs, (ii) a $0.5 million increase in personnel costs, (iii) a $0.2 million increase in sales and marketing expenses and (iv) $0.2 million in incremental operating costs associated with our recent acquisition of Aquana. The increase was partially offset by a $1.7 million non-cash decrease in the estimated fair value of contingent earn-out consideration related to our Quantum and OptoSeis® acquisitions.

Consolidated other income for the three months ended December 31, 2021 was $0.2 million compared to $0.5 million from the corresponding period of the prior fiscal year. The decrease in other income was primarily due to a decrease in interest income and foreign exchange gains.

Segment Results of Operations

Oil and Gas Markets

Revenue

Revenue from our Oil and Gas Markets products for the three months ended December 31, 2021 decreased $3.1 million, or 24.4%, from the corresponding period of the prior fiscal year. Our product and rental revenue in this segment continues to be negatively impacted by the COVID-19 pandemic and a lack of capital spending by oil and gas exploration companies despite higher crude oil prices. The components of this decrease are as follows:

•
Traditional Exploration Product Revenue – For the three months ended December 31, 2021, revenue from our traditional products decreased $0.4 million, or 40.7%, from the corresponding period of the prior fiscal year. The decrease for the three months ended December 31, 2021 primarily reflects lower demand for our sensor products.
•
Wireless Exploration Product Revenue – For the three months ended December 31, 2021, revenue from our wireless exploration products decreased $3.0 million, or 25.6%, from the corresponding period of the prior fiscal year. The decrease for the three months ended December 31, 2021 was primarily due to lower demand for the purchase of our OBX wireless products. The decrease was partially offset by an increase in rental revenue attributable to higher utilization of our OBX rental fleet.
•
Reservoir Product Revenue – For the three months ended December 31, 2021, revenue from our reservoir products was $0.3 million, compared to $29,000 from the corresponding period of the prior fiscal year. The increase for the three months ended December 31, 2021 was primarily due to higher service revenue.

Operating Loss

Operating loss associated with our Oil and Gas Markets products for the three months ended December 31, 2021 was $4.2 million, a decrease of $1.8 million, or 30.3%, from the corresponding period of the prior fiscal year. The decrease in operating loss for the three months ended December 31, 2021 was primarily due to (i) higher wireless rental revenue and related gross profits from the rental of our OBX systems and (ii) a $1.7 million non-cash adjustment to the estimated fair value of contingent consideration related to our OptoSeis® acquisition. The decrease in operating loss was partially offset by (i) lower wireless product revenue and related gross profits and (ii) higher research and development project costs.

Adjacent Markets

Revenue

Revenue from our Adjacent Markets products for the three months ended December 31, 2021 increased $1.3 million, or 18.4%, from the corresponding period of the prior fiscal year. While we experienced an increase in the demand for our Adjacent Markets products and services during the three months ended December 31, 2021 despite the current COVID-19 pandemic, we cannot reasonably determine if this marks the beginning of a lasting recovery from the impact of the COVID-19 pandemic for this operating segment. As a result, we are unable to determine the lasting effect the COVID-19 pandemic will have on the future demand for our Adjacent Markets products and services. The components of this increase are as follows:

•
Industrial Product Revenue and Services – For the three months ended December 31, 2021 revenue from our industrial products increased $0.6 million, or 13.8% from the corresponding period of the prior fiscal year. The increase in revenue for the three months ended December 31, 2021 was primarily due to higher demand for our water meter products and industrial sensor products.
•
Imaging Product Revenue – For the three months ended December 31, 2021, revenue from our imaging products increased $0.7 million, or 26.7%, from the corresponding period of the prior fiscal year. The increase for the three months ended December 31, 2021 was primarily due to higher demand for our equipment products and consumable film products.

Operating Income

The operating income from our Adjacent Markets products for the three months ended December 31, 2021 was $1.2 million, a decrease of $43,000, or 4.1%, from the corresponding period of the prior fiscal year. The decrease in operating income for the three months ended December 31, 2021 was primarily due to an increase in operating expenses, caused by higher research and development expense and incremental operating costs attributable to our acquisition of Aquana. The decrease was offset by an increase in both industrial and imaging product revenue and related gross profits.

Emerging Markets

Revenue

Revenue from our Emerging Markets products for the three months ended December 31, 2021 was $0.1 million, compared to $8.8 million from the corresponding period in the prior fiscal year. The decrease in revenue was primarily attributable to revenue recognized on our contract with the CBP during the first quarter of the prior fiscal year. We were awarded this contract during fiscal year 2020 to provide a technology solution to the Department of Homeland Security. The majority of the revenue related to this contract was recognized in fiscal year 2021. As of December 31, 2021, unrecognized revenue related to this contract was approximately $0.1 million, which is expected to be recognized during fiscal year 2022. We are optimistic that a second contract from the CBP will be awarded to us before the end of fiscal year 2022.

On January 20, 2021, President Biden ordered a pause on construction of the wall at the U.S. – Mexico border to assess the legality of the funding, contracting methods, as well as the consequences of stopping the construction. It remains uncertain at this time whether the executive order will result in a temporary halt or permanent cessation of the construction. The Biden administration may implement new or different policies or take further executive action regarding border security that could change the demand for our perimeter and security products.

Operating Income (Loss)

Operating income (loss) from our Emerging Markets products for the three months ended December 31, 2021 was $(0.8) million, compared to operating income of $6.5 million from the corresponding period in the prior fiscal year. The decrease in operating income (loss) for the three months ended December 31, 2021 was primarily due to the revenue and related gross profit recognized on our contract with the CBP in the first quarter of the prior fiscal year. The decrease was partially offset by a non-cash adjustment of $0.6 million related to a decrease in the estimated fair value of contingent earn-out consideration related to the Quantum acquisition.

Liquidity and Capital Resources

At December 31, 2021, we had approximately $14.8 million in cash and cash equivalents and short-term investments. For the three months ended December 31 2021, we used $7.3 million of cash from operating activities. Our net loss of $6.8 million was offset by net non-cash charges of $3.9 million resulting from deferred income taxes, depreciation, amortization, accretion, inventory obsolescence, stock-based compensation, bad debt expense and changes in the estimated fair value of contingent consideration. Other uses of cash in our operations included (i) the removal of $2.6 million gross profit from the sale of used rental equipment as it is included in investing activities, (ii) a $2.6 million decrease in accounts payable due to the timing of payments to suppliers and (iii) a $1.0 million decrease in other liabilities due to a decrease in customer deposits on rental equipment. Offsetting these uses of cash was a $1.5 million decrease in trade accounts and notes receivable primarily due to the timing of collections from customers.

For the three months ended December 31, 2021, we generated cash of $1.9 million in investing activities. Sources of cash included (i) net proceeds of $1.8 million for the sale of short-term investments and (ii) proceeds of $1.0 million from the sale of used rental equipment. Offsetting these sources of were (i) $0.1 million for additions to our property, plant and equipment and (ii) $0.8 million for additions to our equipment rental fleet. We expect our cash investments in property, plant and equipment during fiscal year 2022 to be approximately $2 million. We do not anticipate cash investments into our rental fleet to be significant for the remainder of of fiscal year 2022. Our capital expenditures are expected to be funded from our cash on hand, internal cash flows, cash flows from our rental contracts or, if necessary, borrowings under a potential new credit agreement.

For the three months ended December 31, 2021, we used $1.5 million from financing activities. Uses of cash included (i) $0.8 million earn-out payments to the former shareholders of Quantum and (ii) $0.7 million for the purchase of treasury stock pursuant to a stock buy-back program authorized by our board of directors. The stock buy-back program authorized us to repurchase up to $7.5 million of our common stock in open market transactions. The program was completed in November 2021.

Our available cash and cash equivalents and short-term investments totaled $14.8 million at December 31, 2021, which included $4.5 million of cash and cash equivalents held by our foreign subsidiaries and branch offices. The Tax Cut and Job Act ("2017 Tax Act") creates new taxes on certain foreign earnings and also requires companies to pay a one-time transition tax on undistributed earnings of their foreign subsidiaries which were previously tax deferred. We have determined that we are not required to pay any transition tax on the undistributed earnings of our foreign subsidiaries since we had no accumulated foreign earnings on a consolidated basis.

In October 2021, Frost Bank notified us that they will not be extending our credit agreement upon its expiration in April 2022, and in November 2021 we elected to cancel the agreement. We are currently in negotiations with multiple lenders for a new credit facility arrangement; however, we may not be successful in obtaining a credit facility on terms that are favorable to us. The lack of a credit facility could negatively impact our liquidity and could have a material adverse impact on our future operations, financial condition, growth, and other aspects of our business. However, we currently believe that our cash, cash equivalents and short-term investments will be sufficient to finance any future operating losses and planned capital expenditures through the next twelve months.

Our available cash and cash equivalent and short-term investments decreased $8.8 million during the three months ended December 31, 2021, however we collected $4.4 million in outstanding trade accounts and financing receivables from two major customers in January 2022. In the absence of future profitable results of operations, we may need to rely on other sources of liquidity to fund our future operations, including executed rental contracts, available borrowings under a potential new credit facility arrangement, if any, leveraging or sales of real estate assets, sales of rental assets and other liquidity sources which may be available to us.

We do not have any obligations which meet the definition of an off-balance sheet arrangement and which have or are reasonably likely to have a current or future effect on our financial statements or the items contained therein that are material to investors.

Contractual Obligations

Contingent Consideration

We recorded an initial contingent earn-out liability of $7.7 million in connection with our July 2018 acquisition of Quantum. Subsequent to the acquisition, we reduced the estimated contingent earn-out liability to $0.2 million as of December 31, 2021 as a result of $2.3 million of earn-out payments made through December 2021 and $5.4 million of reductions in the value of expected future earn-out payments. Contingent payments, if any, may be paid in the form of cash or Company stock and will be derived from eligible revenue generated during the four-year post-acquisition period ending in July 2022. The maximum amount of contingent payments is $23.5 million.

We recorded an initial contingent earn-out liability of $4.3 million in connection with our November 2018 acquisition of all the intellectual property and related assets of the OptoSeis® fiber optic sensing technology. Subsequent to the acquisition, we decreased the estimated contingent earn-out liability to $2.5 million as December 31, 2021 as a result of a $1.8 million net decrease in the value of the expected earn-out payments. Contingent cash payments, if any, will be derived from eligible revenue generated during a five-and-a-half year post-acquisition earn-out period ending in May 2024. In order for revenue to be considered eligible, sales contracts must be entered into during the first four years of the earn-out period ending in November 2022. No payments have been made to date related to the continent earn-out liability. The maximum amount of contingent payments is $23.2 million.

Contingent Compensation Costs

In connection with the acquisition of Aquana in July 2021, we are subject to additional contingent cash payments to the former members of Aquana over a six-year earn-out period. The contingent payments, if any, will be derived from certain eligible revenue generated during the earn-out period from products and services sold by Aquana. There is no maximum limit to the contingent cash payments that could be made. The merger agreement with Aquana requires the continued employment of a certain key employee and former member of Aquana for the first four years of the six year earn-out period in order for any of Aquana’s former members to be eligible to any earn-out payments. In accordance with ASC 805, Business Combinations, due to the continued employment requirement, no liability has been recorded for the estimated fair value of contingent earn-out payments for this transaction. Earn-outs achieved, if any, will be recorded as compensation expense when incurred.

We review and assess the fair value of our contingent earn-out liabilities on a quarterly basis. See Note 11 to our consolidated financial statements in this Quarterly Report on Form 10-Q for more information on our contractual contingencies.

Critical Accounting Estimates

During the three months ended December 31, 2021, there has been no material change to our critical accounting estimates discussed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including the CEO and CFO, as of December 31, 2021, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases of common stock of the Company made during the three months ended December 31, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
October 1, 2021 through October 31, 2021	51,968	$9.58	51,968	$194,765
November 1, 2021 through November 30, 2021	20,595	9.41	20,595	—
December 1, 2021 through December 31, 2021	—	—	—	—

(1) On November 19, 2020, the Company announced that its board of directors authorized a stock buy-back program which authorized the Company to repurchase up to $5 million of its common stock in open market transactions. Common stock repurchases were made in accordance with applicable federal securities laws, and included repurchases pursuant to Rule 10b5-1 trading plans, which allows stock repurchases when the Company might otherwise be precluded from doing so. The repurchase program had no time limit, did not obligate the Company to acquire a specified number of shares and could have been modified, suspended or discontinued at any time at the Company’s discretion. The repurchase program was completed in November 2021.

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

101*

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets at December 31, 2021 and September 30, 2021, (ii) the Consolidated Statements of Operations for the three months ended December 31, 2021 and 2020, (iii) the Consolidated Statements of Comprehensive Loss for the three months ended December 31, 2021 and 2020, (iv) the Consolidated Statements of Stockholders’ Equity for the three months ended December 31, 2021 and 2020, (v) the Consolidated Statements of Cash Flows for the three months ended December 31, 2021 and 2020 and (vi) Notes to Consolidated Financial Statements.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021 formatted in Inline XBRL.

* Filed with this Quarterly Report on Form 10-Q

** Furnished with this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEOSPACE TECHNOLOGIES CORPORATION

Date:	February 2, 2022	By:	/s/ Walter R. Wheeler
Walter R. Wheeler, President
and Chief Executive Officer
(duly authorized officer)

Date:	February 2, 2022	By:	/s/ Robert L. Curda
Robert L. Curda, Vice President,
Vice President, Chief Financial Officer and Secretary
(principal financial officer)