Form 10-Q
period 2022-03-31
GEOSPACE TECHNOLOGIES CORP
filed 2022-05-12
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2022 OR

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

As of April 30, 2022, the registrant had 13,019,241 shares of common stock, $0.01 par value per share outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except share amounts)

(unaudited)

	March 31, 2022	September 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$8,211	$14,066
Short-term investments	3,660	9,496
Trade accounts and financing receivables, net	25,218	17,159
Unbilled receivables	—	1,051
Inventories, net	18,325	16,196
Prepaid expenses and other current assets	1,170	2,062
Total current assets	56,584	60,030

Non-current financing receivables	1,214	2,938
Non-current inventories, net	14,383	18,103
Rental equipment, net	32,459	38,905
Property, plant and equipment, net	28,257	29,983
Operating right-of-use assets	1,074	1,191
Goodwill	5,072	5,072
Other intangible assets, net	6,357	7,250
Other assets	210	457
Total assets	$145,610	$163,929

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable trade	$4,640	$6,391
Contingent consideration	167	807
Operating lease liabilities	233	225
Other current liabilities	6,483	7,799
Total current liabilities	11,523	15,222

Non-current contingent consideration	385	5,210
Non-current operating lease liabilities	902	1,009
Non-current other liabilities	23	31
Total liabilities	12,833	21,472

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $.01 par value, 20,000,000 shares authorized; 13,861,233 and 13,738,971 shares issued, respectively; and 13,019,241 and 12,969,542 shares outstanding, respectively	139	137
Additional paid-in capital	93,888	92,935
Retained earnings	64,268	72,510
Accumulated other comprehensive loss	(18,018)	(16,320)
Treasury stock, at cost, 841,992 and 769,429 shares, respectively	(7,500)	(6,805)
Total stockholders’ equity	132,777	142,457
Total liabilities and stockholders’ equity	$145,610	$163,929

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Revenue:
Products	$21,565	$21,604	$34,597	$48,326
Rental	3,135	2,288	8,094	4,026
Total revenue	24,700	23,892	42,691	52,352
Cost of revenue:
Products	13,500	17,755	24,850	34,585
Rental	4,390	5,290	9,329	10,195
Total cost of revenue	17,890	23,045	34,179	44,780

Gross profit	6,810	847	8,512	7,572

Operating expenses:
Selling, general and administrative	5,991	5,478	11,735	10,832
Research and development	4,673	3,765	9,942	7,285
Change in estimated fair value of contingent consideration	(2,218)	(221)	(4,658)	(918)
Bad debt expense	13	1	28	8
Total operating expenses	8,459	9,023	17,047	17,207

Loss from operations	(1,649)	(8,176)	(8,535)	(9,635)

Other income (expense):
Interest income	126	812	320	1,133
Foreign exchange gains (losses), net	93	(36)	111	113
Other, net	(19)	277	(36)	274
Total other income, net	200	1,053	395	1,520

Loss before income taxes	(1,449)	(7,123)	(8,140)	(8,115)
Income tax expense	25	61	102	119
Net loss	$(1,474)	$(7,184)	$(8,242)	$(8,234)

Loss per common share:
Basic	$(0.11)	$(0.53)	$(0.64)	$(0.61)
Diluted	$(0.11)	$(0.53)	$(0.64)	$(0.61)

Weighted average common shares outstanding:
Basic	12,999,022	13,466,614	12,958,911	13,519,638
Diluted	12,999,022	13,466,614	12,958,911	13,519,638

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Net loss	$(1,474)	$(7,184)	$(8,242)	$(8,234)
Other comprehensive income (loss):
Change in unrealized gains (losses) on available-for-sale securities, net of tax	2	(3)	(7)	(3)
Foreign currency translation adjustments	(1,558)	66	(1,691)	263
Total other comprehensive income (loss)	(1,556)	63	(1,698)	260
Total comprehensive loss	$(3,030)	$(7,121)	$(9,940)	$(7,974)

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED MARCH 31, 2022 AND 2021

(in thousands, except share amounts)

(unaudited)

	Common Stock				Accumulated
			Additional		Other
	Shares		Paid-In	Retained	Comprehensive	Treasury
	Outstanding	Amount	Capital	Earnings	Loss	Stock	Total
Balance at October 1, 2021	12,969,542	$137	$92,935	$72,510	$(16,320)	$(6,805)	$142,457
Net loss	—	—	—	(6,768)	—	—	(6,768)
Other comprehensive loss	—	—	—	—	(142)	—	(142)
Issuance of common stock pursuant to the vesting of restricted stock units	84,762	1	—	—	—	—	1
Purchase of treasury stock	(72,563)	—	—	—	—	(695)	(695)
Stock-based compensation	—	—	536	—	—	—	536
Balance at December 31, 2021	12,981,741	138	93,471	65,742	(16,462)	(7,500)	135,389

Net loss	—	—	—	(1,474)	—	—	(1,474)
Other comprehensive loss	—	—	—	—	(1,556)	—	(1,556)
Issuance of common stock pursuant to the vesting of restricted stock units	37,500	1	(1)	—	—	—	—
Stock-based compensation	—	—	418	—	—	—	418
Balance at March 31, 2022	13,019,241	$139	$93,888	$64,268	$(18,018)	$(7,500)	$132,777

Balance at October 1, 2020	13,670,639	$137	$90,965	$86,566	$(16,698)	$—	$160,970
Net loss	—	—	—	(1,050)	—	—	(1,050)
Other comprehensive income	—	—	—	—	197	—	197
Issuance of common stock pursuant to the vesting of restricted stock units	57,332	—	—	—	—	—	—
Purchase of treasury stock	(117,637)	—	—	—	—	(828)	(828)
Stock-based compensation	—	—	548	—	—	—	548
Balance at December 31, 2020	13,610,334	137	91,513	85,516	(16,501)	(828)	159,837

Net loss	—	—	—	(7,184)	—	—	(7,184)
Other comprehensive income	—	—	—	—	63	—	63
Forfeiture of restricted stock	(375)	—	—	—	—	—	—
Issuance of common stock pursuant to the vesting of restricted stock units	13,500	—	—	—	—	—	—
Purchase of treasury stock	(157,551)	—	—	—	—	(1,500)	(1,500)
Stock-based compensation	—	—	479	—	—	—	479
Balance at March 31, 2021	13,465,908	$137	$91,992	$78,332	$(16,438)	$(2,328)	$151,695

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	March 31, 2022	March 31, 2021
Cash flows from operating activities:
Net loss	$(8,242)	$(8,234)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income tax benefit	(7)	(1)
Rental equipment depreciation	7,205	7,772
Property, plant and equipment depreciation	2,071	1,970
Amortization of intangible assets	893	866
Accretion of discounts on short-term investments	76	3
Stock-based compensation expense	954	1,027
Bad debt expense	28	8
Inventory obsolescence expense	1,106	1,155
Change in estimated fair value of contingent consideration	(4,658)	(918)
Gross profit from sale of used rental equipment	(10,741)	(4,150)
Loss on disposal of property, plant and equipment	—	6
Realized loss (gain) on sale of investments	18	(269)
Effects of changes in operating assets and liabilities:
Trade accounts and notes receivables	4,666	190
Unbilled receivables	1,051	(2,707)
Inventories	(1,313)	(6,652)
Other assets	1,027	6,525
Accounts payable trade	(1,746)	3,629
Other liabilities	(2,720)	(4,153)
Net cash used in operating activities	(10,332)	(3,933)

Cash flows from investing activities:
Purchase of property, plant and equipment	(509)	(1,673)
Proceeds from the sale of property, plant and equipment	—	2
Investment in rental equipment	(2,368)	(59)
Proceeds from the sale of used rental equipment	3,000	9,991
Purchases of short-term investments	(450)	(3,800)
Proceeds from the sale of short-term investments	6,174	—
Proceeds from sale of investment in debt security	—	269
Net cash provided by investing activities	5,847	4,730

Cash flows from financing activities:
Payments on contingent consideration	(807)	—
Purchase of treasury stock	(695)	(2,328)
Net cash used in financing activities	(1,502)	(2,328)

Effect of exchange rate changes on cash	132	91
Decrease in cash, cash equivalents and restricted cash	(5,855)	(1,440)
Cash and cash equivalents, beginning of fiscal year	14,066	32,686
Cash, cash equivalents and restricted cash, end of fiscal period	$8,211	$31,246

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$81	$70
Issuance of notes receivable in connection with sale of used rental equipment	11,745	—
Inventory transferred to (from) rental equipment	814	(504)
Inventory transferred to property, plant and equipment	172	—

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet of Geospace Technologies Corporation and its subsidiaries (the “Company”) at September 30, 2021 was derived from the Company’s audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 2022 and the consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the three and six months ended March 31, 2022 and 2021 were prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows were made. All intercompany balances and transactions have been eliminated. The results of operations for the three and six months ended March 31, 2022 are not necessarily indicative of the operating results for a full year or of future operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity at the time of purchase of three months or less to be cash equivalents. At March 31, 2022, the Company had restricted cash of $0.1 million on deposit with a bank which serves as collateral on employee issued credit cards. The Company had no restricted cash at September 30, 2021. At March 31, 2022, cash and cash equivalents included $1.8 million held by the Company’s foreign subsidiaries and branch offices, including $1.0 million held by its subsidiary in the Russian Federation. If the Company were to repatriate the cash held by its Russian subsidiary, it would be required to accrue and pay taxes on any amount repatriated.

Impairment of Long-lived Assets

The Company's long-lived assets are reviewed for impairment whenever an event or circumstance indicates that the carrying amount of an asset or group of assets may not be recoverable. The impairment review, if necessary, includes a comparison of the expected future cash flows (undiscounted and without interest charges) to be generated by an asset group with the associated carrying value of the related assets. If the carrying value of the asset group exceeds the expected future cash flows, an impairment loss is recognized to the extent that the carrying value of the asset group exceeds its fair value. At March 31, 2022, in light of the Company’s losses from operations for the six months ended March 31, 2022 and for fiscal year 2021 and the current war between Russia and Ukraine, management reviewed the recoverability of the carrying value of certain asset groups based on future undiscounted cash flows and determined that their expected future cash flows exceeded their carrying value. As a result, no impairment charge was necessary.

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

During the third quarter of fiscal year 2020, the Company was awarded an approximate $10.5 million contract (inclusive of a subsequent contract amendment of $0.3 million) with the U.S. Customs and Border Protection (the “CBP”) to provide a technology solution to the Department of Homeland Security. Revenue recognized under the contract for the six months ended March 31, 2022 and 2021 was $0.4 million and $8.9 million, respectively. The Company completed this contract in the second quarter of fiscal year 2022 and has no remaining unsatisfied performance obligations. Unsatisfied performance obligations on all other contracts held by the Company at March 31, 2022 had an original duration of one year or less.

At March 31, 2022 and September 30, 2021, the Company had no deferred contract costs or deferred contract liabilities. During the three and six months ended March 31, 2022 and 2021, no revenue was recognized from deferred contract liabilities and no cost of revenue was recognized from deferred contract costs.

During the second quarter of fiscal year 2020, the Company partially financed a $12.5 million product sale by entering into a $10.0 million promissory note with the customer. The note has a three-year term with monthly principal and interest payments of $0.3 million. Due to the financial condition of the customer, the Company had concerns over the probable collectability of the promissory note. As a result, the Company did not recognize any revenue or cost of revenue on the product sale through its first quarter of fiscal year 2021. During the second quarter of fiscal year 2021, as a result of new information received from the customer, management determined that it is probable that the customer will satisfy its remaining payment obligations on the promissory note with the Company and recognized revenue of $12.5 million on the product sale. During the fourth quarter of fiscal year 2021, the Company granted the customer a six-month principal payment forbearance. The customer recommenced its monthly payments to the Company in the second quarter of fiscal year 2022. The customer has made payments totaling $8.1 million (exclusive of interest) as of March 31, 2022 related to the product sale. Deferred contract costs associated with this sale was recognized in the second quarter of fiscal year 2021.

For each of the Company’s operating segments, the following table presents revenue only from the sale of products and the performance of services under contracts with customers (in thousands). Therefore, the table excludes all revenue earned from rental contracts.

	Three Months Ended		Six Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Oil and Gas Markets
Traditional exploration product revenue	$1,217	$790	$1,797	$1,787
Wireless exploration product revenue	10,500	12,630	14,258	22,659
Reservoir product revenue	394	465	821	494
Total revenue	12,111	13,885	16,876	24,940

Adjacent Markets
Industrial product revenue	5,993	4,977	11,006	9,384
Imaging product revenue	3,162	2,577	6,279	5,040
Total revenue	9,155	7,554	17,285	14,424

Emerging Markets
Revenue	299	165	436	8,962

Total	$21,565	$21,604	$34,597	$48,326

See Note 12 for more information on the Company’s operating segments.

For each of the geographic areas where the Company operates, the following table presents revenue (in thousands) from the sale of products and services under contracts with customers. The table excludes all revenue earned from rental contracts:

	Three Months Ended		Six Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Asia	$1,679	$1,093	$6,357	$12,466
Canada	659	481	1,057	888
Europe	11,432	1,704	12,743	2,879
United States	7,305	18,055	13,324	31,419
Other	490	271	1,116	674
Total	$21,565	$21,604	$34,597	$48,326

Revenue is attributable to countries based on the ultimate destination of the product sold, if known. If the ultimate destination is not known, revenue is attributable to countries based on the geographic location of the initial shipment.

3. Short-term Investments

The Company classifies its short-term investments as available-for-sale securities. Available-for-sale securities are carried at fair market value with net unrealized gains and losses reported as a component of accumulated other comprehensive loss in stockholders’ equity. For the three and six months ended March 31, 2022, the Company realized losses of $11,000 and $18,000, respectively, from the sale of short-term investments. No gains or losses were realized during the three and six months ended March 31, 2021 from the sale of short-term investments.

The Company’s short-term investments were composed of the following (in thousands):

	As of March 31, 2022 (in thousands)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate bonds	$3,682	$—	$(22)	$3,660

	As of September 30, 2021 (in thousands)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate bonds	$9,511	$—	$(15)	$9,496

The Company’s short-term investments at March 31, 2022 had contractual maturities ranging from April 2022 to March 2023.

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

The following tables present the fair value of the Company’s short-term investments and contingent consideration by valuation hierarchy and input (in thousands):

	As of March 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)	Totals
Short-term investments:
Corporate bonds	$—	$3,660	$—	$3,660
Total assets	$—	$3,660	$—	$3,660

Contingent consideration liabilities:
Current portion	—	—	167	167
Non-current portion	—	—	385	385
Total liabilities	$—	$—	$552	$552

	As of September 30, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)	Totals
Short-term investments:
Corporate bonds	$—	$9,496	$—	$9,496
Total assets	$—	$9,496	$—	$9,496

Contingent consideration liabilities	$—	$—	$6,017	$6,017
Total liabilities	$—	$—	$6,017	$6,017

The following table summarizes changes in the fair value of the Company’s Level 3 financial instruments for the six months ended March 31, 2022 and 2021

Balance at October 1, 2021	$6,017
Fair value adjustments	(4,658)
Payment of contingent consideration	(807)
Balance at March 31, 2022	$552

Balance at October 1, 2020	$10,962
Fair value adjustments	(918)
Payment of contingent consideration	—
Balance at March 31, 2021	$10,044

Adjustments to the fair value of the contingent consideration are based on internal estimates and management assessments regarding potential future scenarios. The Company believes its estimates and assumptions are reasonable, however, there is significant judgment involved. Also see Note 11.

5. Trade Accounts and Financing Receivables

Trade accounts receivable, net (excluding notes receivable) are reflected in the following table (in thousands):

	March 31, 2022	September 30, 2021
Trade accounts receivable	$10,778	$12,635
Allowance for doubtful accounts	(452)	(428)
Total	$10,326	$12,207

The allowance for doubtful accounts represents the Company’s best estimate of probable credit losses. The Company determines the allowance based upon historical experience and a current review of its trade accounts receivable balances. Trade accounts receivable balances are charged off against the allowance whenever it is probable that the receivable balance will not be recoverable.

Financing receivables are reflected in the following table (in thousands):

	March 31, 2022	September 30, 2021
Promissory notes	$16,106	$5,432
Sales-type leases	—	2,464
Total financing receivables	$16,106	$7,896
Unearned income:
Sales-type leases	—	(6)
Total unearned income	—	(6)
Total financing receivables, net of unearned income	16,106	7,890
Less current portion	(14,892)	(4,952)
Non-current notes receivable	$1,214	$2,938

Promissory notes receivable are generally collateralized by the products sold, and bear interest at rates ranging up to 9.5% per year. The promissory notes receivable mature at various times through July 2023. The Company has, on occasion, extended or renewed notes receivable as they mature, but there is no obligation to do so.

During the second quarter of fiscal year 2022, the Company partially financed a $10.0 million sale of rental equipment by entering into a $8.0 million promissory note with a customer. The note has a one year term, with principal and interest payments due quarterly until maturity.

During the first quarter of fiscal year 2022, the Company financed a sale of rental equipment by entering into a $3.7 million promissory note with a customer. The note has a term of nine months, with principal and interest payments due monthly until maturity.

During the third quarter of fiscal year 2021, the Company entered into a sales-type lease with a customer for rental equipment. The lease, which had term of six months, was paid during the second quarter of fiscal year 2022.

During the second quarter of fiscal year 2020, the Company partially financed a $12.5 million product sale by entering into a $10.0 million promissory note with the customer. The note has a three-year term with monthly principal and interest payments of $0.3 million. Due to the financial condition of the customer, the Company had concerns over the probable collectability of the promissory note. As a result, the promissory note was not reflected on the Company’s consolidated balance sheet through its first quarter of fiscal year 2021. During the second quarter of fiscal year 2021, as a result of new information received from the customer, management determined that it was probable that the customer would satisfy its remaining payment obligations to the Company and, therefore, the Company recognized the promissory note on its consolidated balance sheet as of March 31, 2021. See Note 2 for more information on this matter.

6. Inventories

Inventories consist of the following (in thousands):

	March 31, 2022	September 30, 2021
Finished goods	$19,926	$19,368
Work in process	3,507	8,247
Raw materials	45,984	43,620
Obsolescence reserve	(36,709)	(36,936)
	32,708	34,299
Less current portion	18,325	16,196
Non-current portion	$14,383	$18,103

Raw materials include semi-finished goods and component parts that totaled $22.3 million and $22.7 million at March 31, 2022 and September 30, 2021, respectively. Finished goods and raw materials that totaled $25.9 million and $23.3 million were fully reserved at March 31, 2022 and September 30, 2021, respectively.

7. Leases

As Lessee

The Company has elected not to record operating right-of-use assets or operating lease liabilities on its consolidated balance sheet for leases having a minimum term of 12 months or less. Such leases are expensed on a straight-line basis over the lease term. Variable lease payments are excluded from the measurement of operating right-of-use assets and operating lease liabilities and are recognized in the period in which the obligation for those payments is incurred. As of March 31, 2022, the Company has two operating right-of-use assets related to leased facilities in Austin, Texas and Melbourne, Florida.

Maturities of the operating lease liabilities as of March 31, 2022 were as follows: (in thousands):

For fiscal years ending September 30,
2022 (remainder)	$143
2023	270
2024	278
2025	186
2026	130
Thereafter	225
Future minimum lease payments	1,232
Less interest	(97)
Present value of minimum lease payments	1,135
Less current portion	(233)
Long-term portion	$902

Lease costs recognized in the consolidated statements of operations for the three and six months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Right-of-use operating lease costs	$68	$73	$136	$111
Short-term lease costs	52	66	96	140
Total	$120	$139	$232	$251

Right-of use operating lease costs and short-term lease costs are included as a component of total operating expenses.

Other information related to operating leases is as follows (in thousands):

	Six Months Ended
	March 31, 2022	March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$119	$91
Operating lease assets obtained in exchange for new lease liabilities	—	1,336

Weighted average remaining lease term	5.1 years	6.0 years
Weighted average discount rate	3.25%	3.25%

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

The Company regularly evaluates the collectability of its lease receivables on a lease-by-lease basis. The evaluation primarily consists of reviewing past due account balances and other factors such as the credit quality of the customer, historical trends of the customer and current economic conditions. The Company suspends revenue recognition when the collectability of amounts due are no longer probable and concurrently records a direct write-off of the lease receivable to rental revenue and limits future rental revenue recognition to cash received. As of March 31, 2022, the Company’s trade accounts receivables included lease receivables of $2.0 million.

Rental revenue related to leased equipment for the three and six months ended March 31, 2022 was $3.1 million and $8.0 million, respectively. Rental revenue related to leased equipment for the three and six months ended March 31, 2021 was $2.3 million and $4.0 million, respectively.

Future minimum lease obligations due from the Company’s leasing customers on operating leases executed as of March 31, 2022 were $8.3 million. An additional operating lease was executed in April 2022 with future minimum lease obligations due to the Company of $3.0 million. All future minimum lease obligations are expected to be due in fiscal year 2022.

Rental equipment consisted of the following (in thousands):

	March 31, 2022	September 30, 2021
Rental equipment, primarily wireless recording equipment	$85,203	$95,827
Accumulated depreciation and impairment	(52,744)	(56,922)
	$32,459	$38,905

Property

During the first quarter of fiscal year 2022, the Company leased a portion of its property located in Calgary, Alberta, Canada and fully leased its warehouse in Bogotá, Colombia. The lease in Canada commenced in November 2021 and is for a five-year term. The lease on the warehouse in Bogotá commenced in December 2021 and is for a one-year term.

Rental revenue related to these two property leases for the three and six months ended March 31, 2022 was $51,000 and $81,000, respectively.

Future minimum lease payments due to the Company as of March 31, 2022 on these two leases were as follows (in thousands):

For fiscal years ending September 30,
2022 (remainder)	$98
2023	136
2024	128
2025	131
2026	132
Thereafter	11
$636

8. Goodwill and Other Intangible Assets

The Company’s consolidated goodwill and other intangible assets consisted of the following (in thousands):

	Weighted-
	Average
	Remaining Useful
	Lives (in years)	March 31, 2022	September 30, 2021
Goodwill		$5,072	$5,072

Other intangible assets:
Developed technology	14.7	$6,475	$6,475
Customer relationships	0.4	3,900	3,900
Trade names	1.5	2,022	2,022
Non-compete agreements	0.5	186	186
Total other intangible assets	7.9	12,583	12,583
Accumulated amortization		(6,226)	(5,333)
		$6,357	$7,250

At March 31, 2022, the Company had goodwill of $4.3 million and other intangible assets, net of $4.0 million attributable to its Emerging Markets reporting unit; goodwill of $0.7 million and other intangible assets, net of $0.6 million attributable to its Adjacent Markets reporting unit; and other intangible assets, net of $1.8 million attributable to its Oil and Gas Markets reporting unit. Goodwill represents the excess cost of a business acquired over the fair market value of identifiable net assets at the date of acquisition.

At March 31, 2022, the Company determined there were no triggering events requiring an impairment assessment of its goodwill and other intangible assets. The Company performs its annual goodwill impairment test in the fourth quarter. If the Company determines that the future cash flows anticipated to be generated from its reporting units will not be sufficient to recover the carrying amount of the respective reporting unit, it will need to recognize an impairment charge equal to the difference between the carrying amount of the reporting unit and its fair value, not to exceed the carrying amount of the goodwill.

Other intangible assets amortization expense for each of the three and six months ended March 31, 2022 and 2021 was $0.4 million and $0.9 million, respectively.

As of March 31, 2022, future estimated amortization expense of other intangible assets is as follows (in thousands):

For fiscal years ending September 30,
2022 (remainder)	$784
2023	768
2024	395
2025	381
2026	374
Thereafter	3,655
$6,357

9. Stock-Based Compensation

During the six months ended March 31, 2022, the Company issued 200,350 restricted stock units (“RSUs”) under its 2014 Long Term Incentive Plan, as amended (the “Plan”). The RSUs issued include both time-based and performance-based vesting provisions. The weighted average grant date fair value of each RSU was $8.49 per unit. The grant date fair value of the RSUs was $1.7 million, which will be charged to expense over the next four years as the restrictions lapse. Compensation expense for the RSUs was determined based on the closing market price of the Company’s stock on the date of grant applied to the total number of units that are anticipated to fully vest. Each RSU represents a contingent right to receive one share of the Company’s common stock upon vesting. As of March 31, 2022, the Company had unrecognized compensation expense of $3.0 million relating to RSUs that is expected to be recognized over a weighted average period of 2.6 years.

As of March 31, 2022, the Company had $31,000 of unrecognized compensation expense related to restricted stock awards (“RSAs”) that is expected to be recognized over a weighted average period of 0.4 years.

As of March 31, 2022, there were 371,484 RSUs and 5,625 RSAs outstanding. As of March 31, 2022, no nonqualified stock options were outstanding.

10. Loss Per Common Share

The following table summarizes the calculation of net loss and weighted average common shares and common equivalent shares outstanding for purposes of the computation of loss per share (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Net loss	$(1,474)	$(7,184)	$(8,242)	$(8,234)
Less: Loss allocable to unvested restricted stock	—	—	—	—
Loss attributable to common shareholders for diluted earnings per share	$(1,474)	$(7,184)	$(8,242)	$(8,234)
Weighted average number of common share equivalents:
Common shares used in basic loss per share	12,999,022	13,466,614	12,958,911	13,519,638
Common share equivalents outstanding related to stock options and RSUs	—	—	—	—
Total weighted average common shares and common share equivalents used in diluted loss per share	12,999,022	13,466,614	12,958,911	13,519,638
Loss per share:
Basic	$(0.11)	$(0.53)	$(0.64)	$(0.61)
Diluted	$(0.11)	$(0.53)	$(0.64)	$(0.61)

For the calculation of diluted loss per share for the three and six months ended March 31, 2022, 371,484 non-vested RSUs were excluded in the calculation of weighted average shares outstanding since their impact on diluted loss per share was antidilutive. For the calculation of diluted loss per share for the three and six months ended March 31, 2021, 38,800 stock options and 334,687 non-vested RSUs were excluded in the calculation of weighted average shares outstanding since their impact on diluted loss per share was antidilutive.

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

The Company recorded an initial contingent earn-out liability of $7.7 million in connection with its July 2018 acquisition of Quantum. Contingent payments, if any, may be paid in the form of cash or Company stock and will be derived from eligible revenue generated during a four-year earn-out period ending July 2022. The maximum amount of contingent payments is $23.5 million over the four-year earn-out period. In fiscal year 2020, the Company made a cash earn-out payment of $0.1 million to the former shareholders of Quantum. In September 2021 and October 2021, the Company made additional cash earn-out payments of $1.4 million and $0.8 million, respectively, to the former shareholders of Quantum. The payments were primarily attributable to revenue earned on Quantum’s $10 million contract with the CBP to provide a technology solution to the Department of Homeland Security. At September 30, 2021, the contingent earn-out liability was valued at $0.8 million related to projected future eligible revenue. During the six months ended

March 31, 2022, the Company recorded an adjustment of $0.7 million to decrease the earn-out liability to an estimated value of $0.2 million. The decrease for the six months ended March 31, 2022 was primarily the result of timing in securing a potential second contract with the CBP caused by federal budget delays.

The Company recorded an initial contingent earn-out liability of $4.3 million in connection with its November 2018 acquisition of all the intellectual property and related assets of the OptoSeis® fiber optic sensing technology. Contingent cash payments, if any, will be derived from eligible revenue generated during a five-and-a-half year earn-out period ending in May 2024. In order for revenue to be considered eligible, sales contracts must be entered into during the first four years of the earn-out period ending in November 2022. The maximum amount of contingent payments is $23.2 million over the five-and-a-half year earn-out period. At September 30, 2021, the contingent earn-out liability was valued at $4.4 million. During the six months ended March 31, 2022, the Company recorded an adjustment of $4.0 million to decrease the earn-out liability to an estimated value of $0.4 million. The decrease for the six months ended March 31, 2022 was the result of (i) the Company's decision not to provide a bid on a proposal from an oil and gas producer to manufacture a large-scale seabed permanent reservoir monitoring system under the terms and conditions presented and (ii) a decrease in the likelihood of entering into a sales contract prior to the end of the earn-out eligibility date which is November 2022. No earnout-payments have been made to date on the acquisition.

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

Operating Leases

The Company leases office space and certain equipment for terms of seven years or less. Rent expense for the three and six months ended March 31, 2022 was $0.1 million and $0.2 million, respectively. Rent expense for the three and six months ended March 31, 2021 was $0.1 million and $0.3 million, respectively. See Note 7 for additional information.

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

The following table summarizes the Company’s segment information (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Revenue:
Oil and Gas Markets	$15,146	$16,132	$24,800	$28,895
Adjacent Markets	9,203	7,595	17,374	14,495
Emerging Markets	299	165	436	8,962
Corporate	52	—	81	—
Total	$24,700	$23,892	$42,691	$52,352

Income (loss) from operations:
Oil and Gas Markets	$1,656	$(5,465)	$(2,514)	$(11,451)
Adjacent Markets	1,292	1,562	2,500	2,822
Emerging Markets	(1,384)	(1,189)	(2,204)	5,290
Corporate	(3,213)	(3,084)	(6,317)	(6,296)
Total	$(1,649)	$(8,176)	$(8,535)	$(9,635)

13. Income Taxes

Consolidated income tax expense for the three and six months ended March 31, 2022 was $25,000 and $0.1 million, respectively. Consolidated income tax expense for each of the three and six months ended March 31, 2021 was $0.1 million. The Company is currently unable to record any tax benefits from the tax losses it incurs in the U.S., Canada and the Russian Federation due to the uncertainty surrounding its ability to utilize such losses in the future to offset taxable income.

14. Risks and Uncertainties

Concentration of Credit Risk

As of March 31, 2022, the Company had combined trade accounts and financing receivables from three customers of $10.5 million, $4.2 million and $4.8 million, respectively. During the three months ended March 31, 2022, revenue recognized from these three customers was $12.6 million, $0.4 million and $0.2 million. During the six months ended March 31, 2022, revenue recognized from these three customers was $15.8 million, $5.0 million and $0.9 million, respectively.

COVID-19 Pandemic

The ongoing COVID-19 pandemic has spread across the globe and has negatively impacted worldwide economic activity, including the global demand for oil and natural gas, and continues to create challenges in the Company’s markets. In addition to measures the Company has taken voluntarily, the government authorities in the Company’s markets have taken actions to mitigate the spread of COVID-19, including travel restrictions, border closings, restrictions on public gatherings, stay-at-home orders and other quarantine and isolation measures. Following the initial outbreak of the virus, the Company experienced disruptions in its supply chain, a reduction in demand for certain products, cancellation of rental contracts and difficulty with field employees and salespeople traveling domestically and abroad to conduct the Company’s business. COVID-19 continues to pose the risk that the Company or its employees, contractors, suppliers and customers may be prevented from conducting business activities for an indefinite period of time. The effort to vaccinate the global population appears to be reducing the effects of COVID-19, but new mutations of the virus has allowed the continued spread of COVID–19. COVID-19 and the related mitigation measures have disrupted the Company’s supply chain, resulting in longer lead times in materials available from suppliers and extended the shipping time for these materials to reach the Company’s facilities. If COVID–19 continues to spread or the response to contain the COVID–19 pandemic is unsuccessful, the Company could experience a material adverse effect on its business, financial condition, results of operations and liquidity. On September 4, 2021, OSHA issued a previously announced emergency temporary standard (“ETS”) requiring employers with 100 or more employees to require vaccination of their employees or, alternatively, require weekly COVID-19 testing and wearing of face coverings for employees; however, on January 13, 2022 the United States Supreme Court stayed implementation of the ETS. The Sixth Circuit Court of Appeals will now review the substantive validity of the ETS, with a potential final review by the United States Supreme Court. The Company is actively monitoring the status of the ETS and is prepared to comply if needed.

Oil Commodity Price Levels

Demand for many of the Company’s products and the profitability of its operations depend primarily on the level of worldwide oil and gas exploration activity. Prevailing oil and gas prices, with an emphasis on crude oil prices, and market expectations regarding potential changes in such prices significantly affect the level of worldwide oil and gas exploration activity. During periods of improved energy commodity prices, the capital spending budgets of oil and natural gas operators tend to expand, which results in increased demand for our customers services leading to increased demand in the Company’s products. Conversely, in periods when these energy commodity prices deteriorate, capital spending budgets of oil and natural gas operators tend to contract causing demand for the Company’s products to weaken. Historically, the markets for oil and gas have been volatile and are subject to wide fluctuations in response to changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond its control. These factors include the level of consumer demand, regional and international economic conditions, weather conditions, domestic and foreign governmental regulations (including those related to climate change), price and availability of alternative fuels, political conditions, the war between Russian and Ukraine, instability and hostilities in the Middle East and other significant oil-producing regions, increases and decreases in the supply of oil and gas, the effect of worldwide energy conservation measures and the ability of OPEC to set and maintain production levels and prices of foreign imports.

Sustained low oil prices or the failure of oil prices to rise in the future and the resulting downturns or lack of growth in the energy industry and energy‑related business, could have a negative impact on the Company’s results of operations and financial condition. In light of the decline in oil prices caused by the COVID-19 pandemic in 2020, oil and gas exploration and production ("E&P") companies experienced a significant reduction in cash flows, which resulted in reductions in their capital spending budgets for oil and gas exploration-focused activities, including seismic data acquisition activities. Demand for the sale of the Company's seismic products targeted at customers in its Oil and Gas Markets segment, which has historically accounted for the majority of its revenue, significantly declined during fiscal year 2020, and both product sales and rental revenue diminished during the first half of fiscal year 2021 as a result of significant uncertainty in the outlook for oil and gas exploration. Recently crude oil prices have significantly increased, which should result in higher cash flows for E&P companies. The Company believes E&P companies are allocating their increased levels of cash flow toward debt reduction and shareholder reward initiatives, such as stock buy-back programs and dividend payments. The Company expects low demand for its Oil and Gas Markets segment products until E&P companies redirect their cash flows towards investments in exploration activities, especially seismic exploration. Any material changes in oil and gas prices or other market trends, like slowing growth of the global economy, could adversely impact seismic exploration activity and would likely affect the demand for the Company's products and could materially and adversely affect its results of operations and liquidity.

Generally, imbalances in the supply and demand for oil and gas will affect oil and gas prices and, in such circumstances, demand for the Company’s oil and gas products may be adversely affected when world supplies exceed demand.

Armed Conflict Between Russia and Ukraine

A portion of the Company's oil and gas product manufacturing is conducted through its wholly-owned subsidiary Geospace Technologies Eurasia LLC, which is based in the Russian Federation. In February 2022, a full-scale military invasion of Ukraine by Russian military forces was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions in addition to any direct impact on the Company's operations in Russia. The United States, the United Kingdom, the EU and other countries have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in and associated with Russia, and additional sanction packages to constrain Russia have been and continue to be proposed and adopted. United States sanctions against Russia have been expanded to preclude the export of oil and gas equipment anywhere in the world that involve persons designated under the sanctions and to include projects in which persons subject to the sanctions have a 33% ownership interest or a majority of voting interests. Together, these changes make it more difficult for the Company to support projects that have the potential to produce oil involving Russian energy companies. Furthermore, if an exporter is unable to determine whether its equipment will be used in such projects, the export is prohibited. In fiscal year 2021, the Company imported $1.2 million of products from Geospace Technologies Eurasia LLC for resale elsewhere in the world. The rapid changes in rules and implementation of new rules on imports and exports of goods involving Russia has also led to serious delays in getting goods to or from Russia as port authorities struggle to keep up with the changing environment. If imports of these products from the Russian Federation are restricted by government regulation, the Company may be forced to find other sources for the manufacturing of these products at potentially higher costs. Likewise, restrictions on the Company's ability to send products to our subsidiary in Russia, may force our subsidiary to have to find other sources for the manufacturing of these products at potentially higher costs; however, the Company's exports to Geospace Technologies Eurasia LLC have historically been limited. Boycotts, protests, unfavorable regulations, additional governmental sanctions and other actions in the region could also adversely affect the Company's ability to operate profitably. Delays in obtaining governmental approvals can affect the Company's ability to timely deliver its products pursuant to contractual obligations, which could result in the Company being liable to its customers for damages. The risk of doing business in the Russian Federation and other economically or politically volatile areas could adversely affect the Company's operations and earnings.

The Company is actively monitoring the situation in Ukraine and Russia and assessing its impact on its business, including its wholly-owned subsidiary Geospace Technologies Eurasia LLC. The net carrying value of this subsidiary on the Company's consolidated balance sheet at March 31, 2022 was $4.3 million, including cash of $1.0 million. In addition to the $1.2 million of products the Company imported from Geospace Technologies Eurasia LLC in fiscal year 2021, the subsidiary generated $1.8 million in revenue from domestic sales in fiscal year 2021. The Company has no way to predict the duration, progress or outcome of the military conflict in Ukraine. The extent and duration of the military action, sanctions, and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and the Company's business for an unknown period of time.

15. Subsequent Event

On May 6, 2022, the Company entered into a credit agreement ("the Agreement') with Amerisource Funding, Inc, as administrative agent and as a lender, and Woodforest National Bank, as a lender. Available borrowings under the Agreement are determined by a borrowing base with a maximum availability of $10 million. The borrowing base is determined based upon certain of the Company's domestic assets which include (i) 70% loan to value of the Company's property located at 6410 Langfield Road in Houston, Texas ("the Property"), (ii) 50% of forced liquidation value of equipment, (iii) 80% of certain accounts receivable and (iv) 50% of forced liquidation value of certain inventory (inventory borrowing base limited to 100% of borrowing base credit given toward accounts receivable). The Agreement is for a two-year term with all funds borrowed due at the expiration of the term. The interest rate on borrowed funds is the Wall Street prime rate (with a minimum of 3.25%) plus 4.00%. The Company is required to make monthly interest payments on borrowed funds. Borrowings under the Agreement will be principally secured by the Property and the Company's domestic equipment, inventory and accounts receivables. In addition, certain domestic subsidiaries of the Company have guaranteed the obligations of the Company under the Agreement and such subsidiaries have secured the obligations by pledging certain assets. The Agreement requires the Company to maintain a minimum consolidated tangible net worth of $100 million. The Company does not currently anticipate the need to borrow under the Agreement; however, it may decide to do so in the future if needed.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “could”, “intend”, “expect”, “plan”, “budget”, “forecast”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue”, “evaluating” or similar words. Statements that contain these words should be read carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other forward-looking information. Examples of forward-looking statements include, among others, statements that we make regarding our expected operating results, the adoption, results and success of our rollout of our Aquana smart water valves and cloud-based control platform, future demand for our Quantum security solutions, the adoption and sale of our products in various geographic regions, potential tenders for permanent reservoir monitoring systems, future demand for OBX systems, the completion of new orders for channels of our GCL system, the fulfillment of customer payment obligations, the impact of and the recovery from the impact of the coronavirus (or COVID-19) pandemic, the impact of the current armed conflict between Russia and Ukraine, our ability to manage changes and the continued health or availability of management personnel, volatility and direction of oil prices, anticipated levels of capital expenditures and the sources of funding therefor, and our strategy for growth, product development, market position, financial results and the provision of accounting reserves. These forward-looking statements reflect our current judgment about future events and trends based on the information currently available to us. However, there will likely be events in the future that we are not able to predict or control. The factors listed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, as well as other cautionary language in such Annual Report and this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Such examples include, but are not limited to, the failure of the Quantum and OptoSeis® or Aquana technology transactions to yield positive operating results, decreases in commodity price levels, and continued adverse impact of COVID-19 which could reduce demand for our products, the failure of our products to achieve market acceptance (despite substantial investment by us), our sensitivity to short term backlog, delayed or cancelled customer orders, product obsolescence resulting from poor industry conditions or new technologies, bad debt write-offs associated with customer accounts, inability to collect on promissory notes, lack of further orders for our OBX rental equipment, failure of our Quantum products to be adopted by the border and security perimeter market or a decrease in such market due to governmental changes, and infringement or failure to protect intellectual property. The occurrence of the events described in these risk factors and elsewhere in this Quarterly Report on Form 10-Q could have a material adverse effect on our business, results of operations and financial position, and actual events and results of operations may vary materially from our current expectations. We assume no obligation to revise or update any forward-looking statement, whether written or oral, that we may make from time to time, whether as a result of new information, future developments or otherwise.

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

Wireless Products

We have developed multiple versions of a land-based wireless (or nodal) seismic data acquisition system. Rather than utilizing interconnecting cables as required by most traditional land data acquisition systems, each of our wireless stations operate as an independent data collection system, allowing for virtually unlimited channel configurations. As a result, our wireless systems require less maintenance, which we believe allows our customers to operate more effectively and efficiently because of its reduced environmental impact, lower weight and ease of operation. Each wireless station is available in a single-channel or three-channel configuration. Since its introduction in 2008 and through March 31, 2022, we have sold 486,000 wireless channels and we currently have 74,000 wireless channels in our rental fleet.

We have also developed a marine-based wireless seismic data acquisition system called the OBX. Similar to our land-based wireless systems, the marine OBX system may be deployed in virtually unlimited channel configurations and does not require interconnecting cables between each station. Our deepwater versions of the OBX system can be deployed in depths of up to 3,450 meters. Since its introduction in 2010 and through March 31, 2022, we have sold 12,000 OBX stations and we currently have 26,000 OBX stations in our rental fleet.

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

Consolidated Results of Operations

We report and evaluate financial information for three segments: Oil and Gas Markets, Adjacent Markets and Emerging Markets. Summary financial data by business segment follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Oil and Gas Markets
Traditional exploration product revenue	$1,245	$789	$1,836	$1,786
Wireless exploration product revenue	13,507	14,772	22,234	26,509
Reservoir product revenue	394	571	730	600
Total revenue	15,146	16,132	24,800	28,895
Operating income (loss)	1,656	(5,465)	(2,514)	(11,451)
Adjacent Markets
Industrial product revenue	5,993	4,977	11,006	9,384
Imaging product revenue	3,210	2,618	6,368	5,111
Total revenue	9,203	7,595	17,374	14,495
Operating income	1,292	1,562	2,500	2,822
Emerging Markets
Revenue	299	165	436	8,962
Operating income (loss)	(1,384)	(1,189)	(2,204)	5,290
Corporate
Revenue	52	—	81	—
Operating loss	(3,213)	(3,084)	(6,317)	(6,296)
Consolidated Totals
Revenue	24,700	23,892	42,691	52,352
Operating loss	(1,649)	(8,176)	(8,535)	(9,635)

Overview

Although in an already depressed oil and gas industry, demand further decreased in February 2020 because of the oversupply of crude oil due to failed OPEC negotiations that led to a dramatic drop in crude oil prices when combined with the impact of the COVID-19 pandemic. These declines in the demand for oil and gas have caused oil and gas exploration and production companies to experience a significant reduction in cash flows, which have resulted in reductions in their capital spending budgets for oil and gas exploration-focused activities, including seismic data acquisition activities. Recently, crude oil prices have rebounded and held above February 2020 levels; however, a lag in time typically occurs between higher oil prices and greater demand for our Oil and Gas Markets segment products. We believe this lag is the result of exploration and production ("E&P") companies allocating their cash flow towards shareholder reward initiatives, such as stock buy-back programs and dividend payments, or in debt reduction. We believe this lag is a short-term trend that will continue until E&P companies decide to reinvest capital into exploration activities. As this lag persists, we expect the reduced levels of demand for our Oil and Gas Markets segment products and our rental marine wireless nodal products to continue. We also expect our land-based traditional and wireless products will continue to experience low levels of product demand until our customers consume their excess levels of underutilized equipment. Subsequent to March 31, 2022, we experienced increased demand for our rental marine nodal products in the form of additional rental contracts and requests for quotes from existing and new customers.

In light of current market conditions, the inventory balances in our Oil and Gas Markets business segment at March 31, 2022 continued to exceed levels we consider appropriate for the current level of product demand. We are continuing to work aggressively to reduce these legacy inventory balances; however, we are also adding new inventories for new wireless product developments and for other product demand in our Adjacent Markets segment. During periods of excessive inventory levels, our policy has been, and will continue to be, to record obsolescence expense as we experience reduced product demand and as our inventories continue to age. As difficult market conditions continue for the products in our Oil and Gas Markets segment, we are recording additional expenses for inventory obsolescence and will continue to do so in the future until product demand and/or resulting inventory turnover return to acceptable levels.

Armed Conflict Between Russia and Ukraine

A portion of our oil and gas product manufacturing is conducted through our wholly-owned subsidiary Geospace Technologies Eurasia LLC, which is based in the Russian Federation. Consequently, our oil and gas business could be directly affected by the current war between Russia and Ukraine. Please see “Part II—Item 1A.—Risk Factors” for more information.

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

As of the date of this filing, our operations have, for the most part, remained open globally and the impact of the effects of COVID-19 to our personnel and operations has been limited. We have experienced a reduction in demand for the rental of our OBX marine nodal products, which we believe is primarily the result of the pandemic. Our supply chain has become increasingly strained due to increased pricing for raw material and supplies coupled with longer than expected lead times. We believe our Adjacent Markets business segment may be entering a period of recovery from the initial effects of the COVID-19 pandemic, but we continue to be cautious about the pandemic’s effect on our other business segments and our supply chain. As a result, we continually communicate with our suppliers and customers as information is available to best manage this difficult situation.

Three and six months ended March 31, 2022 compared to the three and six months ended March 31, 2021

Consolidated revenue for the three months ended March 31, 2022 was $24.7 million, an increase of $0.8 million, or 3.3%, from the corresponding period of the prior fiscal year. The increase for the three months ended March 31, 2022 was primarily due to an increase in revenue from our Adjacent Markets segment attributable to higher sales of our industrial and imaging products. The increase in consolidated revenue for the three months ended March 31, 2022 was partially offset by a decrease in revenue from our Oil and Gas Markets segment, primarily caused by lower wireless exploration product sales. Consolidated revenue for the six months ended March 31, 2022 was $42.7 million, a decrease of $9.7 million, or 18.5%, from the corresponding period of the prior year. The decrease was primarily due to a reduction in revenue from our Emerging Markets segment related to our contract with the U.S. Customs and Border Protection (the "CBP") and a decrease in revenue from sales of our wireless seismic products. The decrease in revenue was partially offset by increased rental revenue from our OBX rental fleet and higher sales of our industrial and imaging products.

Consolidated gross profit for the three months ended March 31, 2022 was $6.8 million, compared to $0.8 million from the corresponding period of the prior fiscal year. The increase in gross profit for the three months ended March 31, 2022 was primarily driven by higher profit margins generated on wireless exploration product sales. Consolidated gross profit for the six months ended March 31, 2022 was $8.5 million, an increase of $1.0 million, or 13.8%, from the corresponding period of the prior fiscal year. The increase was primarily due to (i) higher gross profit attributable to the increased utilization of our OBX rental fleet discussed above and (ii) the higher profit margins generated on wireless exploration product sales. The increase was partially offset by the reduction in revenue and related gross profit from our contract with the CBP discussed above.

Consolidated operating expenses for the three months ended March 31, 2022 were $8.5 million, a decrease of $0.6 million, or 6.3%, from the corresponding period of the prior fiscal year. The decrease in consolidated operating expenses for the three months ended March 31, 2022 was due to a $2.0 million increase in a favorable non-cash adjustment to the estimated fair value of contingent earn-out consideration related to our Quantum and OptoSeis® acquisitions. The decrease was mostly offset by (i) a $0.6 million increase in personnel costs, (ii) $0.3 million in incremental operating costs associated with our recent acquisition of Aquana and (iii) a $0.5 million increase in sales, marketing and other general business expenses. Consolidated operating expenses for the six months ended March 31, 2022 were $17.0 million, a decrease of $0.2 million, or 0.9%, from the corresponding period of the prior fiscal year. The decrease was due to a $3.7 million increase in a favorable non-cash adjustment to the estimated fair value of contingent earn-out consideration related to our Quantum and OptoSeis® acquisitions. The decrease was mostly offset by (i) a $1.4 million increase in research and development project costs, (ii) a $1.2 million increase in personnel costs, (iii) $0.6 million in incremental operating costs associated with our recent acquisition of Aquana and (iv) a $0.3 million increase in sales, marketing and other general business expenses.

Consolidated other income for the three months ended March 31, 2022 was $0.2 million, compared to $1.1 million from the corresponding period of the prior fiscal year. Consolidated other income for the six months ended March 31, 2022 was $0.4 million compared to $1.5 million from the corresponding period of the prior fiscal year. The decrease in other income for both periods was primarily due to a decrease in interest and investment income.

Segment Results of Operations

Oil and Gas Markets

Revenue

Revenue from our Oil and Gas Markets products for the three months ended March 31, 2022 decreased $1.0 million, or 6.1%, from the corresponding period of the prior fiscal year. Revenue from our Oil and Gas Markets products for the six months ended March 31, 2022 decreased $4.1 million, or 14.2%, from the corresponding period of the prior fiscal year. Our product and rental revenue in this segment continues to be negatively impacted by a lack of capital spending by oil and gas exploration companies despite higher crude oil prices. The components of these decreases were as follows:

•
Traditional Exploration Product Revenue – For the three months ended March 31, 2022, revenue from our traditional products increased $0.5 million, or 57.8%, from the corresponding period of the prior fiscal year. For the six months ended March 31, 2022, revenue from our traditional products increased $0.1 million, or 2.8%, from the corresponding period of the prior fiscal year. The increase for both periods primarily reflects higher demand for our marine and sensor products.
•
Wireless Exploration Product Revenue – For the three months ended March 31, 2022, revenue from our wireless exploration products decreased $1.3 million, or 8.6%, from the corresponding period of the prior fiscal year. This decrease in revenue primarily resulted from the recognition of $12.5 million of revenue related to the sale of a land-based wireless system in the second quarter of fiscal year 2021 and was largely offset by a $10.0 million sale of used OBX rental equipment in the second quarter of fiscal year 2022. For the six months ended March 31, 2022, revenue from our wireless exploration products decreased $4.3 million, or 16.1%, from the corresponding period of the prior fiscal year. This decrease was primarily due to the recognition of $12.5 million of revenue related to a land-based wireless system discussed above and a $9.9 million sale of used OBX rental equipment in the first quarter of fiscal year 2021. The decrease was largely offset by the $10.0 million sale of used OBX rental equipment in the second quarter of fiscal year 2022 and increased rental revenue attributable to higher utilization of our OBX rental fleet in fiscal year 2022.
•
Reservoir Product Revenue – For the three months ended March 31, 2022, revenue from our reservoir products decreased $0.2 million, or 31.0%, from the corresponding period of the prior fiscal year. The decrease for the three months ended March 31, 2022 was primarily due to a decrease in service revenue. For the six months ended March 31, 2022, revenue from our reservoir products increased $0.1 million, or 21.7%, from the corresponding period of the prior fiscal year. The increase for the six months ended March 31, 2022 was primarily due to an increase in demand for our borehole products.

Operating Income (Loss)

Operating income associated with our Oil and Gas Markets products for the three months ended March 31, 2022 was $1.7 million, compared to an operating loss of $(5.5) million from the corresponding period of the prior fiscal year. The decrease in operating loss for the three months ended March 31, 2022 was primarily due to (i) higher gross profits generated on wireless exploration product sales and (ii) a $1.9 million increase to a favorable non-cash adjustment to the estimated fair value of contingent consideration related to our OptoSeis® acquisition. Operating loss associated with our Oil and Gas Markets products for the six months ended March 31, 2022 was $(2.5) million, compared to an operating loss of $(11.5) million from the corresponding period of the prior fiscal year. The decrease in operating loss for the six months ended March 31, 2022 was primarily due to (i) higher gross profits generated on wireless exploration product sales, (ii) higher wireless rental revenue and related gross profits due to improved utilization of our OBX rental fleet, and (ii) a $3.9 million increase to a favorable non-cash adjustment to the estimated fair value of contingent consideration related to our OptoSeis® acquisition. The decrease in operating loss for both periods was partially offset by higher selling, general and administrative expenses and research and development project costs.

Adjacent Markets

Revenue

Revenue from our Adjacent Markets products for the three months ended March 31, 2022 increased $1.6 million, or 21.2%, from the corresponding period of the prior fiscal year. Revenue from our Adjacent Markets products for the six months ended March 31, 2022 increased $2.9 million, or 19.9%, from the corresponding period of the prior fiscal year. While we experienced an increase in the demand for our Adjacent Markets products and services during the three and six months ended March 31, 2022 despite global supply chain shortages, we cannot reasonably determine the lasting affects of the supply chain shortages on this operating segment. The components of these increases were as follows:

•
Industrial Product Revenue and Services – For the three months ended March 31, 2022 revenue from our industrial products increased $1.0 million, or 20.4% from the corresponding period of the prior fiscal year. For the six months ended March 31, 2022 revenue from our industrial products increased $1.6 million, or 17.3% from the corresponding period of the prior fiscal year. The increase in revenue for both periods was primarily due to higher demand for our water meter products and industrial sensor products.
•
Imaging Product Revenue – For the three months ended March 31, 2022, revenue from our imaging products increased $0.6 million, or 22.6%, from the corresponding period of the prior fiscal year. For the six months ended March 31, 2022, revenue from our imaging products increased $1.3 million, or 24.6%, from the corresponding period of the prior fiscal year. The increase for both periods was primarily due to higher demand for our equipment and consumable film products.

Operating Income

The operating income from our Adjacent Markets products for the three months ended March 31, 2022 was $1.3 million, a decrease of $0.3 million, or 17.3%, from the corresponding period of the prior fiscal year. The operating income from our Adjacent Markets products for the six months ended March 31, 2022 was $2.5 million, a decrease of $0.3 million, or 11.4%, from the corresponding period of the prior fiscal year. The decrease in operating income for both periods was primarily due to an increase in operating expenses, caused by higher research and development expense and incremental operating costs attributable to our acquisition of Aquana.

Emerging Markets

Revenue

Revenue from our Emerging Markets products for the three months ended March 31, 2022 was $0.3 million, compared to $0.2 million from the corresponding period in the prior fiscal year. The increase in revenue for the three months ended March 31, 2022 was primarily due to higher service revenue. Revenue from our Emerging Markets products for the six months ended March 31, 2022 was $0.4 million, compared to $9.0 million from the corresponding period in the prior fiscal year. The decrease in revenue for the six months ended March 31, 2022 was due to revenue recognized on our contract with the CBP during the first quarter of the prior fiscal year. We were awarded this contract during fiscal year 2020 to provide a technology solution to the Department of Homeland Security. The majority of the revenue related to this contract was recognized in fiscal year 2021. The contract was completed in the second quarter of fiscal year 2022.

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

Operating Income (Loss)

Operating loss from our Emerging Markets products for the three months ended March 31, 2022 was $(1.4) million, compared to $(1.2) million from the corresponding period in the prior fiscal year. The increase in operating loss for the three months ended March 31, 2022 was primarily due to an increase in operating expenses, primarily research and development costs. The increase in operating loss was partially offset by a $0.1 million increase to a favorable non-cash adjustment to the estimated fair value of contingent consideration related to our Quantum acquisition. Operating loss from our Emerging Markets products for the six months ended March 31, 2022 was $(2.2) million, compared to operating income of $5.3 million from the corresponding period in the prior fiscal year. The decrease in operating income (loss) for the six months ended March 31, 2022 was primarily due to the revenue and related gross profit recognized on our contract with the CBP in the first quarter of the prior fiscal year. The decrease in operating income (loss) was also due to a $0.1 million decrease to a favorable non-cash adjustment to the estimated fair value of contingent consideration related to our Quantum acquisition.

Liquidity and Capital Resources

At March 31, 2022, we had approximately $11.9 million in cash and cash equivalents and short-term investments. For the six months ended March 31 2022, we used $10.3 million of cash from operating activities. Our net loss of $8.2 million was offset by net non-cash charges of $7.7 million resulting from deferred income taxes, depreciation, amortization, accretion, inventory obsolescence, stock-based compensation, bad debt expense and changes in the estimated fair value of contingent consideration. Other uses of cash in our operations included (i) the removal of $10.7 million gross profit from the sale of used rental equipment as it is included in investing activities, (ii) a $1.7 million decrease in accounts payable due to the timing of payments to suppliers, (iii) a $2.7 million decrease in other liabilities primarily attributable to a decrease in customer deposits on rental equipment, a decrease in accrued compensation costs and the payment of property taxes and (iv) a $1.3 million increase in inventories to meet an increase in demand for our Adjacent Markets products. Offsetting these uses of cash were (i) a $4.7 million decrease in trade accounts and notes receivable primarily due to the timing of collections from customers, (ii) a $1.1 million decrease in unbilled receivables as a result of billings to the CBP and (iii) a $1.0 million decrease in other assets, primarily a reduction in prepaid insurance.

For the six months ended March 31, 2022, we generated cash of $5.8 million in investing activities. Sources of cash included (i) net proceeds of $5.7 million for the sale of short-term investments and (ii) proceeds of $3.0 million from the sale of used rental equipment. Offsetting these sources were (i) $0.5 million for additions to our property, plant and equipment and (ii) $2.4 million for additions to our equipment rental fleet. We expect our cash investments in property, plant and equipment during fiscal year 2022 to be approximately $2 million. We do not anticipate cash investments into our rental fleet to be significant for the remainder of fiscal year 2022. Our capital expenditures are expected to be funded from our cash on hand, internal cash flows, cash flows from our rental contracts or, if necessary, borrowings under our new credit agreement.

For the six months ended March 31, 2022, we used $1.5 million from financing activities. Uses of cash included (i) $0.8 million earn-out payments to the former shareholders of Quantum and (ii) $0.7 million for the purchase of treasury stock pursuant to a stock buy-back program authorized by our board of directors. The stock buy-back program authorized us to repurchase up to $7.5 million of our common stock in open market transactions. The program was completed in November 2021.

Our available cash and cash equivalents and short-term investments totaled $11.9 million at March 31, 2022, which included $1.8 million of cash and cash equivalents held by our foreign subsidiaries and branch offices, of which $1.0 million was held by our subsidiary in the Russian Federation. If we were to repatriate the cash held by our Russian subsidiary, we would be required to accrue and pay taxes on any amount repatriated.

On May 6, 2022, we entered into a credit agreement ("the Agreement") with Amerisource Funding, Inc, as administrative agent and as a lender, and Woodforest National Bank, as a lender. Available borrowings under the Agreement are determined by a borrowing base with a maximum availability of $10 million. The borrowing base is determined based upon certain of our domestic assets which include (i) 70% loan to value of our property located at 6410 Langfield Road in Houston, Texas ("the Property"), (ii) 50% of forced liquidation value of equipment, (iii) 80% of certain accounts receivable and (iv) 50% of forced liquidation value of certain inventory (inventory borrowing base limited to 100% of borrowing base credit given toward accounts receivable). The Agreement is for a two-year term with all funds borrowed due at the expiration of the term. The interest rate on borrowed funds is the Wall Street prime rate (with a minimum of 3.25%) plus 4.00%. We are required to make monthly interest payments on borrowed funds. Borrowings under the Agreement will be principally secured by the Property and our domestic equipment, inventory and accounts receivables. In addition, certain of our domestic subsidiaries have guaranteed our obligations under the Agreement and such subsidiaries have secured the obligations by pledging certain assets. The Agreement requires us to maintain a minimum consolidated tangible net worth of $100 million. We do not currently anticipate the need to borrow under the Agreement, however, we may decide to do so in the future, if needed.

Our available cash and cash equivalent and short-term investments decreased $11.7 million during the six months ended March 31, 2022. In the absence of future profitable results of operations, we may need to rely on other sources of liquidity to fund our future operations, including executed rental contracts, available borrowings under our Agreement through its expiration in May 2024, leveraging or sales of real estate assets, sales of rental assets and other liquidity sources which may be available to us. We currently believe that our cash, cash equivalents and short-term investments will be sufficient to finance any future operating losses and planned capital expenditures through the next twelve months

We do not have any obligations which meet the definition of an off-balance sheet arrangement and which have or are reasonably likely to have a current or future effect on our financial statements or the items contained therein that are material to investors.

Contractual Obligations

Contingent Consideration

We recorded an initial contingent earn-out liability of $7.7 million in connection with our July 2018 acquisition of Quantum. Subsequent to the acquisition, we reduced the estimated contingent earn-out liability to $0.2 million as of March 31, 2022 as a result of $2.3 million of earn-out payments made through March 2022 and $5.2 million in adjustments to reduce the value of expected future earn-out payments. Contingent payments, if any, may be paid in the form of cash or Company stock and will be derived from eligible revenue generated during the four-year post-acquisition period ending in July 2022. The maximum amount of contingent payments is $23.5 million.

We recorded an initial contingent earn-out liability of $4.3 million in connection with our November 2018 acquisition of all the intellectual property and related assets of the OptoSeis® fiber optic sensing technology. Subsequent to the acquisition, we decreased the estimated contingent earn-out liability to $0.4 million as of March 31, 2022 as a result of a $3.9 million net decrease in the value of the expected earn-out payments. Contingent cash payments, if any, will be derived from eligible revenue generated during a five-and-a-half year post-acquisition earn-out period ending in May 2024. In order for revenue to be considered eligible, sales contracts must be entered into during the first four years of the earn-out period ending in November 2022. No payments have been made to date related to the contingent earn-out liability. The maximum amount of contingent payments is $23.2 million.

Contingent Compensation Costs

In connection with the acquisition of Aquana in July 2021, we are subject to additional contingent cash payments to the former members of Aquana over a six-year earn-out period. The contingent payments, if any, will be derived from certain eligible revenue generated during the earn-out period from products and services sold by Aquana. There is no maximum limit to the contingent cash payments that could be made. The merger agreement with Aquana requires the continued employment of a certain key employee and former member of Aquana for the first four years of the six year earn-out period for any of Aquana’s former members to be eligible to any earn-out payments. In accordance with ASC 805, Business Combinations, due to the continued employment requirement, no liability has been recorded for the estimated fair value of contingent earn-out payments for this transaction. Earn-outs achieved, if any, will be recorded as compensation expense when incurred.

We review and assess the fair value of our contingent earn-out liabilities on a quarterly basis. See Note 11 to our consolidated financial statements in this Quarterly Report on Form 10-Q for more information on our contractual contingencies.

Critical Accounting Estimates

During the three months ended March 31, 2022, there has been no material change to our critical accounting estimates discussed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including the CEO and CFO, as of March 31, 2022, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

Except for the risk factors set forth below, there have been no material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the Company's fiscal year ended September 30, 2021.

The Ongoing Armed Conflict Between Russia and Ukraine Could Adversely Affect Our Business, Financial Condition, and Results of Operations

A portion of our oil and gas product manufacturing is conducted through our wholly-owned subsidiary Geospace Technologies Eurasia LLC, which is based in the Russian Federation. In February 2022, a full-scale military invasion of Ukraine by Russian military forces was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions in addition to any direct impact on our operations in Russia. The United States, the United Kingdom, the EU and other countries have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in and associated with Russia, and additional sanction packages to constrain Russia have been and continue to be proposed and adopted. United States sanctions against Russia have been expanded to preclude the export of oil and gas equipment anywhere in the world that involve persons designated under the sanctions and to include projects in which persons subject to the sanctions have a 33% ownership interest or a majority of voting interests. Together, these changes make it more difficult for us to support projects that have the potential to produce oil involving Russian energy companies. Furthermore, if an exporter is unable to determine whether its equipment will be used in such projects, the export is prohibited. In fiscal year 2021, we imported $1.2 million of products from Geospace Technologies Eurasia LLC for resale elsewhere in the world. The rapid changes in rules and implementation of new rules on imports and exports of goods involving Russia has also led to serious delays in getting goods to or from Russia as port authorities struggle to keep up with the changing environment. If imports of these products from the Russian Federation are restricted by government regulation, we may be forced to find other sources for the manufacturing of these products at potentially higher costs. Likewise, restrictions on our ability to send products to our subsidiary in Russia, may force our subsidiary to have to find other sources for the manufacturing of these products at potentially higher costs; however, our exports to Geospace Technologies Eurasia LLC have historically been limited. Boycotts, protests, unfavorable regulations, additional governmental sanctions and other actions in the region could also adversely affect our ability to operate profitably. Delays in obtaining governmental approvals can affect our ability to timely deliver our products pursuant to contractual obligations, which could result in us being liable to our customers for damages. The risk of doing business in the Russian Federation and other economically or politically volatile areas could adversely affect our operations and earnings.

We are actively monitoring the situation in Ukraine and Russia and assessing its impact on our business, including our wholly-owned subsidiary Geospace Technologies Eurasia LLC. The net carrying value of this subsidiary on our consolidated balance sheet at March 31, 2022 was $4.3 million, including cash of $1.0 million. In addition to the $1.2 million of products we imported from Geospace Technologies Eurasia LLC in fiscal year 2021, the subsidiary generated $1.8 million in revenue from domestic sales in fiscal year 2021.

We have no way to predict the duration, progress or outcome of the military conflict in Ukraine. The extent and duration of the military action, sanctions, and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and our business for an unknown period of time and could exacerbate or heighten many of the other risk factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K.

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

10.1

Revolving Loan and Security Agreement dated May 6, 2022 among the Geospace Technologies Corporation and GTC,Inc., as borrowers, Amerisource Funding, Inc. and Woodforest National Bank, as lenders, and Amerisource Funding, Inc., as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 10, 2022).

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

101*

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets at March 31, 2022 and September 30, 2021, (ii) the Consolidated Statements of Operations for the three and six months ended March 31, 2022 and 2021, (iii) the Consolidated Statements of Comprehensive Loss for the three and six months ended March 31, 2022 and 2021, (iv) the Consolidated Statements of Stockholders’ Equity for the six months ended March 31, 2022 and 2021, (v) the Consolidated Statements of Cash Flows for the six months ended March 31, 2022 and 2021 and (vi) Notes to Consolidated Financial Statements.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in Inline XBRL.

* Filed with this Quarterly Report on Form 10-Q

** Furnished with this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEOSPACE TECHNOLOGIES CORPORATION

Date:	May 12, 2022	By:	/s/ Walter R. Wheeler
Walter R. Wheeler, President
and Chief Executive Officer
(duly authorized officer)

Date:	May 12, 2022	By:	/s/ Robert L. Curda
Robert L. Curda, Vice President,
Vice President, Chief Financial Officer and Secretary
(principal financial officer)