Form 10-Q
period 2022-06-30
GEOSPACE TECHNOLOGIES CORP
filed 2022-08-10
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2022 OR

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

As of July 31, 2022, the registrant had 13,021,241 shares of common stock, $0.01 par value per share outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except share amounts)

(unaudited)

	June 30, 2022	September 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$7,468	$14,066
Short-term investments	1,598	9,496
Trade accounts and financing receivables, net	26,400	17,159
Unbilled receivables	—	1,051
Inventories, net	18,868	16,196
Prepaid expenses and other current assets	2,614	2,062
Total current assets	56,948	60,030

Non-current financing receivables	306	2,938
Non-current inventories, net	13,992	18,103
Rental equipment, net	30,910	38,905
Property, plant and equipment, net	27,835	29,983
Operating right-of-use assets	1,011	1,191
Goodwill	5,072	5,072
Other intangible assets, net	5,911	7,250
Other assets	411	457
Total assets	$142,396	$163,929

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable trade	$4,163	$6,391
Contingent consideration	168	807
Operating lease liabilities	237	225
Other current liabilities	7,744	7,799
Total current liabilities	12,312	15,222

Non-current contingent consideration	—	5,210
Non-current operating lease liabilities	836	1,009
Non-current other liabilities	16	31
Total liabilities	13,164	21,472

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $.01 par value, 20,000,000 shares authorized; 13,861,233 and 13,738,971 shares issued, respectively; and 13,019,241 and 12,969,542 shares outstanding, respectively	139	137
Additional paid-in capital	94,276	92,935
Retained earnings	57,694	72,510
Accumulated other comprehensive loss	(15,377)	(16,320)
Treasury stock, at cost, 841,992 and 769,429 shares, respectively	(7,500)	(6,805)
Total stockholders’ equity	129,232	142,457
Total liabilities and stockholders’ equity	$142,396	$163,929

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenue:
Products	$13,463	$17,679	$48,060	$66,005
Rental	7,228	5,404	15,322	9,430
Total revenue	20,691	23,083	63,382	75,435
Cost of revenue:
Products	12,460	12,907	37,310	47,492
Rental	4,580	4,549	13,909	14,744
Total cost of revenue	17,040	17,456	51,219	62,236

Gross profit	3,651	5,627	12,163	13,199

Operating expenses:
Selling, general and administrative	6,373	5,243	18,108	16,075
Research and development	4,108	3,658	14,050	10,943
Change in estimated fair value of contingent consideration	(384)	(795)	(5,042)	(1,713)
Bad debt expense (recovery)	88	(40)	116	(32)
Total operating expenses	10,185	8,066	27,232	25,273

Loss from operations	(6,534)	(2,439)	(15,069)	(12,074)

Other income (expense):
Interest expense	(26)	—	(26)	—
Interest income	402	151	722	1,284
Gain (loss) on investments, net	(4)	1,727	(22)	1,996
Foreign exchange gains (losses), net	(341)	(49)	(230)	64
Other, net	(3)	(8)	(21)	(3)
Total other income, net	28	1,821	423	3,341

Loss before income taxes	(6,506)	(618)	(14,646)	(8,733)
Income tax expense	68	169	170	288
Net loss	$(6,574)	$(787)	$(14,816)	$(9,021)

Loss per common share:
Basic	$(0.51)	$(0.06)	$(1.14)	$(0.67)
Diluted	$(0.51)	$(0.06)	$(1.14)	$(0.67)

Weighted average common shares outstanding:
Basic	13,013,616	13,353,254	12,977,146	13,464,177
Diluted	13,013,616	13,353,254	12,977,146	13,464,177

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net loss	$(6,574)	$(787)	$(14,816)	$(9,021)
Other comprehensive income (loss):
Change in unrealized gains (losses) on available-for-sale securities, net of tax	5	(6)	(2)	(9)
Foreign currency translation adjustments	2,636	278	945	541
Total other comprehensive income	2,641	272	943	532
Total comprehensive loss	$(3,933)	$(515)	$(13,873)	$(8,489)

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED JUNE 30, 2022 AND 2021

(in thousands, except share amounts)

(unaudited)

	Common Stock				Accumulated
			Additional		Other
	Shares		Paid-In	Retained	Comprehensive	Treasury
	Outstanding	Amount	Capital	Earnings	Loss	Stock	Total
Balance at October 1, 2021	12,969,542	$137	$92,935	$72,510	$(16,320)	$(6,805)	$142,457
Net loss	—	—	—	(6,768)	—	—	(6,768)
Other comprehensive loss	—	—	—	—	(142)	—	(142)
Issuance of common stock pursuant to the vesting of restricted stock units	84,762	1	—	—	—	—	1
Purchase of treasury stock	(72,563)	—	—	—	—	(695)	(695)
Stock-based compensation	—	—	536	—	—	—	536
Balance at December 31, 2021	12,981,741	138	93,471	65,742	(16,462)	(7,500)	135,389

Net loss	—	—	—	(1,474)	—	—	(1,474)
Other comprehensive loss	—	—	—	—	(1,556)	—	(1,556)
Issuance of common stock pursuant to the vesting of restricted stock units	37,500	1	(1)	—	—	—	—
Stock-based compensation	—	—	418	—	—	—	418
Balance at March 31, 2022	13,019,241	139	93,888	64,268	(18,018)	(7,500)	132,777

Net loss	—	—	—	(6,574)	—	—	(6,574)
Other comprehensive income	—	—	—	—	2,641	—	2,641
Stock-based compensation	—	—	388	—	—	—	388
Balance at June 30, 2022	13,019,241	$139	$94,276	$57,694	$(15,377)	$(7,500)	$129,232

Balance at October 1, 2020	13,670,639	$137	$90,965	$86,566	$(16,698)	$—	$160,970
Net loss	—	—	—	(1,050)	—	—	(1,050)
Other comprehensive income	—	—	—	—	197	—	197
Issuance of common stock pursuant to the vesting of restricted stock units	57,332	—	—	—	—	—	—
Purchase of treasury stock	(117,637)	—	—	—	—	(828)	(828)
Stock-based compensation	—	—	548	—	—	—	548
Balance at December 31, 2020	13,610,334	137	91,513	85,516	(16,501)	(828)	159,837

Net loss	—	—	—	(7,184)	—	—	(7,184)
Other comprehensive income	—	—	—	—	63	—	63
Forfeiture of restricted stock	(375)	—	—	—	—	—	—
Issuance of common stock pursuant to the vesting of restricted stock units	13,500	—	—	—	—	—	—
Purchase of treasury stock	(157,551)	—	—	—	—	(1,500)	(1,500)
Stock-based compensation	—	—	479	—	—	—	479
Balance at March 31, 2021	13,465,908	137	91,992	78,332	(16,438)	(2,328)	151,695

Net loss	—	—	—	(787)	—	—	(787)
Other comprehensive income	—	—	—	—	272	—	272
Forfeiture of restricted stock	(2,000)	—	—	—	—	—	—
Purchase of treasury stock	(148,511)	—	—	—	—	(1,260)	(1,260)
Stock-based compensation	—	—	483	—	—	—	483
Balance at June 30, 2021	13,315,397	$137	$92,475	$77,545	$(16,166)	$(3,588)	$150,403

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	June 30, 2022	June 30, 2021
Cash flows from operating activities:
Net loss	$(14,816)	$(9,021)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income tax benefit	(12)	(3)
Rental equipment depreciation	10,500	11,332
Property, plant and equipment depreciation	3,112	2,956
Amortization	1,365	1,299
Accretion of discounts on short-term investments	89	45
Stock-based compensation expense	1,342	1,510
Bad debt expense (recovery)	116	(32)
Inventory obsolescence expense	2,310	1,702
Change in estimated fair value of contingent consideration	(5,042)	(1,713)
Gross profit from sale of used rental equipment	(10,801)	(6,546)
(Gain) loss on disposal of property, plant and equipment	(9)	6
Realized loss (gain) on sale of investments, net	22	(1,996)
Effects of changes in operating assets and liabilities:
Trade accounts and notes receivables	1,455	(4,621)
Unbilled receivables	1,051	(1,561)
Inventories	(1,705)	(4,920)
Other assets	(250)	6,756
Accounts payable trade	(2,223)	1,372
Other liabilities	215	(4,080)
Net cash used in operating activities	(13,281)	(7,515)

Cash flows from investing activities:
Purchase of property, plant and equipment	(913)	(2,451)
Proceeds from the sale of property, plant and equipment	9	3
Investment in rental equipment	(4,121)	(1,528)
Proceeds from the sale of used rental equipment	5,929	9,994
Purchases of short-term investments	(450)	(10,844)
Proceeds from the sale of short-term investments	8,224	1,100
Proceeds from sale of investment in debt security	—	2,069
Net cash provided by (used in) investing activities	8,678	(1,657)

Cash flows from financing activities:
Payments on contingent consideration	(807)	—
Debt issuance costs	(211)	—
Purchase of treasury stock	(695)	(3,588)
Net cash used in financing activities	(1,713)	(3,588)

Effect of exchange rate changes on cash	(282)	144
Decrease in cash, cash equivalents and restricted cash	(6,598)	(12,616)
Cash and cash equivalents, beginning of fiscal year	14,066	32,686
Cash, cash equivalents and restricted cash, end of fiscal period	$7,468	$20,070

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$168	$284
Issuance of notes receivable in connection with sale of used rental equipment	11,745	—
Inventory transferred to rental equipment	1,194	3,777
Inventory transferred to property, plant and equipment	172	—

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet of Geospace Technologies Corporation and its subsidiaries (the “Company”) at September 30, 2021 was derived from the Company’s audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 2022 and the consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the three and nine months ended June 30, 2022 and 2021 were prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows were made. All intercompany balances and transactions have been eliminated. The results of operations for the three and nine months ended June 30, 2022 are not necessarily indicative of the operating results for a full year or of future operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity at the time of purchase of three months or less to be cash equivalents. At June 30, 2022, the Company had restricted cash of $0.1 million on deposit with a bank which serves as collateral on employee issued credit cards. The Company had no restricted cash at September 30, 2021. At June 30, 2022, cash and cash equivalents included $2.6 million held by the Company’s foreign subsidiaries and branch offices, including $1.4 million held by its subsidiary in the Russian Federation. If the Company were to repatriate the cash held by its Russian subsidiary, it would be required to accrue and pay taxes on any amount repatriated.

Impairment of Long-lived Assets

The Company's long-lived assets are reviewed for impairment whenever an event or circumstance indicates that the carrying amount of an asset or group of assets may not be recoverable. The impairment review, if necessary, includes a comparison of the expected future cash flows (undiscounted and without interest charges) to be generated by an asset group with the associated carrying value of the related assets. If the carrying value of the asset group exceeds the expected future cash flows, an impairment loss is recognized to the extent that the carrying value of the asset group exceeds its fair value. At March 31, 2022, in light of the Company’s losses from operations for the six months ended March 31, 2022 and for fiscal year 2021 and the current war between Russia and Ukraine, management reviewed the recoverability of the carrying value of certain asset groups based on future undiscounted cash flows and determined that their expected future cash flows exceeded their carrying value. No additional indicators of impairment were observed at June 30, 2022. As a result, no impairment charges have been necessary for the nine months ended June 30, 2022.

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

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued guidance surrounding credit losses for financial instruments that replaces the incurred loss impairment methodology in generally accepted accounting principles. The new impairment model requires immediate recognition of estimated credit losses expected to occur for most financial assets and certain other financial instruments. For available-for-sale debt securities with unrealized losses, credit losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a small reporting company, the Company must adopt this standard no later than the first quarter of its fiscal year ending September 30, 2024, although early adoption is permitted. The standard’s provisions will be applied as a cumulative-effect adjustment to retained earnings as of the beginning of the first effective reporting period. The Company intends to adopt this standard during the first quarter of its fiscal year ending September 30, 2024 and is continuing to evaluate the impact of this new guidance on its consolidated financial statements.

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

The Company also generates revenue from short-term rentals under operating leases of its manufactured products. Rental revenue is recognized as earned over the rental period if collectability of the rent is reasonably assured. Rentals of the Company’s equipment generally range from daily rentals to minimum rental periods of up to one year. The Company has determined that ASC 606 does not apply to rental contracts, which are within the scope of ASC Topic 842, Leases.

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

During the third quarter of fiscal year 2020, the Company was awarded an approximate $10.5 million contract (inclusive of a subsequent contract amendment of $0.3 million) with the U.S. Customs and Border Protection (the “CBP”) to provide a technology solution to the Department of Homeland Security. Revenue recognized under the contract for the nine months ended June 30, 2022 and 2021 was $0.3 million and $9.9 million, respectively. The Company completed this contract in the second quarter of fiscal year 2022 and has recognized revenue on the entire amount of the contract. No performance obligations remain under the contract. Unsatisfied performance obligations on all other contracts held by the Company at June 30, 2022 had an original duration of one year or less.

At June 30, 2022 and September 30, 2021, the Company had no deferred contract costs or deferred contract liabilities. During the three and nine months ended June 30, 2022 and 2021, no revenue was recognized from deferred contract liabilities and no cost of revenue was recognized from deferred contract costs.

During the second quarter of fiscal year 2020, the Company partially financed a $12.5 million product sale by entering into a $10.0 million promissory note with the customer. The note has a three-year term with monthly principal and interest payments of $0.3 million. Due to the financial condition of the customer, the Company had concerns over the probable collectability of the promissory note. As a result, the Company did not recognize any revenue or cost of revenue on the product sale through its first quarter of fiscal year 2021. During the second quarter of fiscal year 2021, as a result of new information received from the customer, management determined that it was probable that the customer would satisfy its remaining payment obligations on the promissory note with the

Company and recognized revenue of $12.5 million on the product sale. During the fourth quarter of fiscal year 2021, the Company granted the customer a six-month principal payment forbearance. The customer recommenced its monthly payments to the Company in the second quarter of fiscal year 2022. The customer has made payments totaling $8.7 million (exclusive of interest) as of June 30, 2022 related to the product sale, and the balance outstanding on the promissory note at June 30, 2022 was $3.8 million. Deferred contract costs associated with this sale were recognized in the second quarter of fiscal year 2021.

For each of the Company’s operating segments, the following table presents revenue only from the sale of products and the performance of services under contracts with customers (in thousands). Therefore, the table excludes all revenue earned from rental contracts.

	Three Months Ended		Nine Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Oil and Gas Markets
Traditional exploration product revenue	$1,592	$1,949	$3,389	$3,736
Wireless exploration product revenue	100	4,264	14,358	26,923
Reservoir product revenue	692	1,071	1,513	1,565
Total revenue	2,384	7,284	19,260	32,224

Adjacent Markets
Industrial product revenue	7,465	6,451	18,471	15,835
Imaging product revenue	3,429	2,883	9,708	7,923
Total revenue	10,894	9,334	28,179	23,758

Emerging Markets
Revenue	135	1,061	571	10,023

Corporate
Revenue	50	—	50	—

Total	$13,463	$17,679	$48,060	$66,005

See Note 13 for more information on the Company’s operating segments.

For each of the geographic areas where the Company operates, the following table presents revenue (in thousands) from the sale of products and services under contracts with customers. The table excludes all revenue earned from rental contracts:

	Three Months Ended		Nine Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Asia	$1,223	$4,088	$7,580	$16,554
Canada	577	279	1,634	1,167
Europe	1,625	3,223	14,368	6,102
United States	9,297	9,401	22,621	40,820
Other	741	688	1,857	1,362
Total	$13,463	$17,679	$48,060	$66,005

Revenue is attributable to countries based on the ultimate destination of the product sold, if known. If the ultimate destination is not known, revenue is attributable to countries based on the geographic location of the initial shipment.

3. Investments

Short-term Investments

The Company classifies its short-term investments as available-for-sale securities. Available-for-sale securities are carried at fair market value with net unrealized gains and losses reported as a component of accumulated other comprehensive loss in stockholders’ equity. For the three and nine months ended June 30, 2022, the Company realized losses of $4,000 and $22,000, respectively, from the sale of short-term investments. For each of the three and nine months ended June 30, 2021, the Company realized losses of $1,000 from the sale of short-term investments.

The Company’s short-term investments were composed of the following (in thousands):

	As of June 30, 2022 (in thousands)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate bonds	$1,615	$—	$(17)	$1,598

	As of September 30, 2021 (in thousands)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate bonds	$9,511	$—	$(15)	$9,496

The Company’s short-term investments at June 30, 2022 had contractual maturities ranging from July 2022 to March 2023.

Investment in Debt Security

During the three and nine months ended June 30, 2021, the Company recognized a gain of $1.7 million and $2.0 million, respectively, in connection with the sale of its interest in a senior secured bond originally issued from an international seismic marine customer.

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

The following tables present the fair value of the Company’s short-term investments and contingent consideration by valuation hierarchy and input (in thousands):

	As of June 30, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)	Totals
Short-term investments:
Corporate bonds	$—	$1,598	$—	$1,598
Total assets	$—	$1,598	$—	$1,598

Contingent consideration liabilities:
Current portion	—	—	168	168
Non-current portion	—	—	—	—
Total liabilities	$—	$—	$168	$168

	As of September 30, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)	Totals
Short-term investments:
Corporate bonds	$—	$9,496	$—	$9,496
Total assets	$—	$9,496	$—	$9,496

Contingent consideration liabilities:
Current portion	$—	$—	$807	$807
Non-current portion	—	—	5,210	5,210
Total liabilities	$—	$—	$6,017	$6,017

The following table summarizes changes in the fair value of the Company’s Level 3 financial instruments for the nine months ended June 30, 2022 and 2021

Balance at October 1, 2021	$6,017
Fair value adjustments	(5,042)
Payment of contingent consideration	(807)
Balance at June 30, 2022	$168

Balance at October 1, 2020	$10,962
Fair value adjustments	(1,713)
Payment of contingent consideration	—
Balance at June 30, 2021	$9,249

Adjustments to the fair value of the contingent consideration are based on internal estimates and management assessments regarding potential future scenarios. The Company believes its estimates and assumptions are reasonable, however, there is significant judgment involved. Also see Note 12.

5. Trade Accounts and Financing Receivables

Trade accounts receivable, net (excluding notes receivable) are reflected in the following table (in thousands):

	June 30, 2022	September 30, 2021
Trade accounts receivable	$12,832	$12,635
Allowance for doubtful accounts	(542)	(428)
Total	$12,290	$12,207

The allowance for doubtful accounts represents the Company’s best estimate of probable credit losses. The Company determines the allowance based upon historical experience and a current review of its trade accounts receivable balances. Trade accounts receivable balances are charged off against the allowance whenever it is probable that the receivable balance will not be recoverable.

Financing receivables are reflected in the following table (in thousands):

	June 30, 2022	September 30, 2021
Promissory notes	$14,416	$5,432
Sales-type leases	—	2,464
Total financing receivables	$14,416	$7,896
Unearned income:
Sales-type leases	—	(6)
Total unearned income	—	(6)
Total financing receivables, net of unearned income	14,416	7,890
Less current portion	(14,110)	(4,952)
Non-current notes receivable	$306	$2,938

Promissory notes receivable are generally collateralized by the products sold, and bear interest at rates ranging from 7.0% to 9.5% per year. The promissory notes receivable mature at various times through July 2023. The Company has, on occasion, extended or renewed notes receivable as they mature, but there is no obligation to do so.

During the second quarter of fiscal year 2022, the Company partially financed a $10.0 million sale of rental equipment by entering into a $8.0 million promissory note with a customer. The note has a one-year term, with principal and interest payments due quarterly until maturity.

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

6. Inventories

Inventories consist of the following (in thousands):

	June 30, 2022	September 30, 2021
Finished goods	$18,592	$19,368
Work in process	3,758	8,247
Raw materials	48,816	43,620
Obsolescence reserve	(38,306)	(36,936)
	32,860	34,299
Less current portion	18,868	16,196
Non-current portion	$13,992	$18,103

Raw materials include semi-finished goods and component parts that totaled $23.1 million and $22.7 million at June 30, 2022 and September 30, 2021, respectively. Finished goods and raw materials that totaled $27.1 million and $23.3 million were fully reserved at June 30, 2022 and September 30, 2021, respectively.

7. Leases

As Lessee

The Company has elected not to record operating right-of-use assets or operating lease liabilities on its consolidated balance sheet for leases having a minimum term of 12 months or less. Such leases are expensed on a straight-line basis over the lease term. Variable lease payments are excluded from the measurement of operating right-of-use assets and operating lease liabilities and are recognized in the period in which the obligation for those payments is incurred. As of June 30, 2022, the Company has two operating right-of-use assets related to leased facilities in Austin, Texas and Melbourne, Florida.

Maturities of the operating lease liabilities as of June 30, 2022 were as follows: (in thousands):

For fiscal years ending September 30,
2022 (remainder)	$72
2023	270
2024	278
2025	186
2026	130
Thereafter	225
Future minimum lease payments	1,161
Less interest	(88)
Present value of minimum lease payments	1,073
Less current portion	(237)
Long-term portion	$836

Lease costs recognized in the consolidated statements of operations for the three and nine months ended June 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Right-of-use operating lease costs	$68	$67	$204	$178
Short-term lease costs	52	52	148	192
Total	$120	$119	$352	$370

Right-of use operating lease costs and short-term lease costs are included as a component of total operating expenses.

Other information related to operating leases is as follows (in thousands):

	Nine Months Ended
	June 30, 2022	June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$190	$142
Operating lease assets obtained in exchange for new lease liabilities	—	1,336

Weighted average remaining lease term	4.9 years	5.8 years
Weighted average discount rate	3.25%	3.25%

The discount rate used on the operating right-of-use assets represented the Company’s incremental borrowing rate at lease inception.

As Lessor

Equipment

The Company leases equipment to customers which generally range from daily rentals to minimum rental periods of up to one year. All of the Company’s current leasing arrangements, which the Company acting as lessor, are classified as operating leases. The majority of the Company’s rental revenue is generated from its marine-based wireless seismic data acquisition systems.

The Company regularly evaluates the collectability of its lease receivables on a lease-by-lease basis. The evaluation primarily consists of reviewing past due account balances and other factors such as the credit quality of the customer, historical trends of the customer and current economic conditions. The Company suspends revenue recognition when the collectability of amounts due are no longer probable and concurrently records a direct write-off of the lease receivable to rental revenue and limits future rental revenue recognition to cash received. As of June 30, 2022, the Company’s trade accounts receivables included lease receivables of $5.4 million.

Rental revenue related to leased equipment for the three and nine months ended June 30, 2022 was $7.1 million and $15.2 million, respectively. Rental revenue related to leased equipment for the three and nine months ended June 30, 2021 was $5.4 million and $9.4 million, respectively.

Future minimum lease obligations due from the Company’s leasing customers on operating leases executed as of June 30, 2022 were $7.9 million, all of which is expected to be due within the next 12 months. An additional one-year operating lease was recently executed and scheduled to begin in the fourth quarter of fiscal year 2022 with future minimum lease obligations of $11.9 million, the majority of which is expected to be due in fiscal year 2023.

Rental equipment consisted of the following (in thousands):

	June 30, 2022	September 30, 2021
Rental equipment, primarily wireless recording equipment	$85,912	$95,827
Accumulated depreciation and impairment	(55,002)	(56,922)
	$30,910	$38,905

Property

During the first quarter of fiscal year 2022, the Company leased a portion of its property located in Calgary, Alberta, Canada and fully leased its warehouse in Bogotá, Colombia. The lease in Canada commenced in November 2021 and is for a five-year term. The lease on the warehouse in Bogotá commenced in December 2021 and is for a one-year term.

Rental revenue related to these two property leases for each of the three and nine months ended June 30, 2022 was $0.1 million, respectively.

Future minimum lease payments due to the Company as of June 30, 2022 on these two leases were as follows (in thousands):

For fiscal years ending September 30,
2022 (remainder)	$49
2023	136
2024	128
2025	131
2026	132
Thereafter	11
$587

8. Goodwill and Other Intangible Assets

The Company’s consolidated goodwill and other intangible assets consisted of the following (in thousands):

	Weighted-
	Average
	Remaining Useful
	Lives (in years)	June 30, 2022	September 30, 2021
Goodwill		$5,072	$5,072

Other intangible assets:
Developed technology	14.4	$6,475	$6,475
Customer relationships	0.2	3,900	3,900
Trade names	1.3	2,022	2,022
Non-compete agreements	0.2	186	186
Total other intangible assets	7.7	12,583	12,583
Accumulated amortization		(6,672)	(5,333)
		$5,911	$7,250

At June 30, 2022, the Company had goodwill of $4.3 million and other intangible assets, net of $3.6 million attributable to its Emerging Markets reporting unit; goodwill of $0.7 million and other intangible assets, net of $0.6 million attributable to its Adjacent Markets reporting unit; and other intangible assets, net of $1.7 million attributable to its Oil and Gas Markets reporting unit. Goodwill represents the excess cost of a business acquired over the fair market value of identifiable net assets at the date of acquisition.

At June 30, 2022, the Company determined there were no triggering events requiring an impairment assessment of its goodwill and other intangible assets. The Company performs its annual goodwill impairment test in the fourth quarter. If the Company determines that the future cash flows anticipated to be generated from its reporting units will not be sufficient to recover the carrying amount of the respective reporting unit, it will need to recognize an impairment charge equal to the difference between the carrying amount of the reporting unit and its fair value, not to exceed the carrying amount of the goodwill.

Other intangible asset amortization expense for each of the three and nine months ended June 30, 2022 and 2021 was $0.4 million and $1.3 million, respectively.

As of June 30, 2022, future estimated amortization expense of other intangible assets is as follows (in thousands):

For fiscal years ending September 30,
2022 (remainder)	$338
2023	768
2024	395
2025	381
2026	374
Thereafter	3,655
$5,911

9. Long-Term Debt

The Company had no long-term debt outstanding at June 30, 2022 and September 30, 2021.

In May 2022, the Company entered into a credit agreement (the “Agreement”) with Amerisource Funding, Inc, as administrative agent and as a lender, and Woodforest National Bank, as a lender. Available borrowings under the Agreement are determined by a borrowing base with a maximum availability of $10 million. The borrowing base is determined based upon certain of the Company's domestic assets which include (i) 70% loan to value of the Company's property located at 6410 Langfield Road in Houston, Texas (the “Property”), (ii) 50% of forced liquidation value of equipment, (iii) 80% of certain accounts receivable and (iv) 50% of forced liquidation value of certain inventory (inventory borrowing base limited to 100% of borrowing base credit given toward accounts receivable). The Agreement is for a two-year term with all funds borrowed due at the expiration of the term. The interest rate on borrowed funds is the Wall Street prime rate (with a minimum of 3.25%) plus 4.00%. The Company is required to make monthly interest payments on borrowed funds. Borrowings under the Agreement will be principally secured by the Property and the Company's domestic equipment, inventory and accounts receivables. In addition, certain domestic subsidiaries of the Company have guaranteed the obligations of the Company under the Agreement and such subsidiaries have secured the obligations by pledging certain assets. The Agreement requires the Company to maintain a minimum consolidated tangible net worth of $100 million. At June 30, 2022, the Company was compliant with all covenants under the Agreement and its borrowing availability was $8.5 million.

Debt issuance costs of $0.2 million were incurred in connection with the Agreement. These costs were capitalized in other assets on the consolidated balance sheet and are being amortized to interest expense over the term of the Agreement.

10. Stock-Based Compensation

During the nine months ended June 30, 2022, the Company issued 200,350 restricted stock units (“RSUs”) under its 2014 Long Term Incentive Plan, as amended (the “Plan”). The RSUs issued include both time-based and performance-based vesting provisions. The weighted average grant date fair value of each RSU was $8.49 per unit. The grant date fair value of the RSUs was $1.7 million, which will be charged to expense over the next four years as the restrictions lapse. Compensation expense for the RSUs was determined based on the closing market price of the Company’s stock on the date of grant applied to the total number of units that are anticipated to fully vest. Each RSU represents a contingent right to receive one share of the Company’s common stock upon vesting. As of June 30, 2022, the Company had unrecognized compensation expense of $2.6 million relating to RSUs that is expected to be recognized over a weighted average period of 2.5 years.

As of June 30, 2022, the Company had $11,000 of unrecognized compensation expense related to restricted stock awards (“RSAs”) that is expected to be recognized over a weighted average period of 0.2 years.

As of June 30, 2022, there were 369,859 RSUs and 5,625 RSAs outstanding. As of June 30, 2022, no nonqualified stock options were outstanding.

11. Loss Per Common Share

The following table summarizes the calculation of net loss and weighted average common shares and common equivalent shares outstanding for purposes of the computation of loss per share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net loss	$(6,574)	$(787)	$(14,816)	$(9,021)
Less: Loss allocable to unvested restricted stock	—	—	—	—
Loss attributable to common shareholders for diluted earnings per share	$(6,574)	$(787)	$(14,816)	$(9,021)
Weighted average number of common share equivalents:
Common shares used in basic loss per share	13,013,616	13,353,254	12,977,146	13,464,177
Common share equivalents outstanding related to stock options and RSUs	—	—	—	—
Total weighted average common shares and common share equivalents used in diluted loss per share	13,013,616	13,353,254	12,977,146	13,464,177
Loss per share:
Basic	$(0.51)	$(0.06)	$(1.14)	$(0.67)
Diluted	$(0.51)	$(0.06)	$(1.14)	$(0.67)

For the calculation of diluted loss per share for the three and nine months ended June 30, 2022, 369,859 non-vested RSUs were excluded in the calculation of weighted average shares outstanding since their impact on diluted loss per share was antidilutive. For the calculation of diluted loss per share for the three and nine months ended June 30, 2021, 38,800 stock options and 331,999 non-vested RSUs were excluded in the calculation of weighted average shares outstanding since their impact on diluted loss per share was antidilutive.

12. Commitments and Contingencies

Contingent Consideration

In connection with its acquisitions of Quantum Technology Sciences, Inc. (“Quantum”) and the OptoSeis® fiber optic sensing technology business, the Company recorded contingent purchase price payments, or contingent consideration, that may be owed in the future. For both acquisitions, the contingent payments are based on future receipt of contract awards and the resulting revenue derived from such contracts. The Company reviews and assesses the fair value of its contingent consideration on a quarterly basis. The determination of fair value is inherently unpredictable since it requires estimates and projections of future revenue, including the size, length, timing and, in the case of Quantum, the extent of gross profits earned under its future contracts. As a result, the Company anticipates fair value adjustments to these liabilities over the respective earn-out periods, and these adjustments will result in either charges or credits to the Company’s operating expenses when the fair value of the contingent consideration increases or decreases, respectively.

The Company recorded an initial contingent consideration liability of $7.7 million in connection with its July 2018 acquisition of Quantum. Contingent payments, if any, may be paid in the form of cash or Company stock and will be derived from eligible revenue generated during a four-year earn-out period ended July 2022. The maximum amount of contingent payments is $23.5 million over the four-year earn-out period. In fiscal year 2020, the Company made cash contingent consideration payments of $0.1 million to the former shareholders of Quantum. In September 2021 and October 2021, the Company made additional cash earn-out payments of $1.4 million and $0.8 million, respectively, to the former shareholders of Quantum. The payments were primarily attributable to revenue earned on Quantum’s $10.5 million contract with the CBP to provide a technology solution to the Department of Homeland Security. At September 30, 2021, the contingent consideration liability was valued at $0.8 million related to projected future eligible revenue. During the nine months ended June 30, 2022, the Company recorded an adjustment of $0.6 million to decrease the liability to an estimated value of $0.2 million. The decrease for the nine months ended June 30, 2022 was primarily the result of timing in securing a potential second contract with the CBP caused by federal budget delays.

The Company recorded an initial contingent consideration liability of $4.3 million in connection with its November 2018 acquisition of all the intellectual property and related assets of the OptoSeis® fiber optic sensing technology. Contingent cash payments, if any, will be derived from eligible revenue generated during a five-and-a-half year earn-out period ending in May 2024. In order for revenue to be considered eligible, sales contracts must be entered into during the first four years of the earn-out period ending in November 2022. The maximum amount of contingent payments is $23.2 million over the five-and-a-half year earn-out period. At September 30, 2021, the contingent consideration liability was valued at $4.4 million. During the nine months ended June 30, 2022, the

Company recorded an adjustment of $4.4 million to decrease the liability to zero. The decrease for the nine months ended June 30, 2022 was the result of (i) the Company's decision not to provide a bid on a proposal from an oil and gas producer to manufacture a large-scale seabed permanent reservoir monitoring system under the terms and conditions presented and (ii) the unlikelihood of entering into a sales contract prior to the end of the eligibility date which is November 2022. No contingent consideration payments have been made to date on the acquisition.

Contingent Compensation Costs

In connection with the acquisition of Aquana, LLC (“Aquana”) in July 2021, the Company is subject to additional contingent cash payments to the former members of Aquana over a six-year earn-out period. The contingent payments, if any, will be derived from certain eligible revenue generated during the earn-out period from products and services sold by Aquana. There is no maximum limit to the contingent cash payments that could be made. The merger agreement with Aquana requires the continued employment of a certain key employee and former member of Aquana for the first four years of the six year earn-out period in order for any of Aquana’s former members to be eligible for any earn-out payments. Due to the continued employment requirement, no liability has been recorded for the estimated fair value of earn-out payments for this transaction. Earn-outs achieved, if any, will be recorded as compensation expense when incurred.

Operating Leases

The Company leases office space and certain equipment for terms of seven years or less. Rent expense for the three and nine months ended June 30, 2022 was $0.1 million and $0.4 million, respectively. Rent expense for the three and nine months ended June 30, 2021 was $0.1 million and $0.4 million, respectively. See Note 7 for additional information.

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

The following table summarizes the Company’s segment information (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenue:
Oil and Gas Markets	$9,517	$12,649	$34,317	$41,544
Adjacent Markets	10,938	9,373	28,312	23,868
Emerging Markets	135	1,061	571	10,023
Corporate	101	—	182	—
Total	$20,691	$23,083	$63,382	$75,435

Income (loss) from operations:
Oil and Gas Markets	$(3,695)	$(1,807)	$(6,209)	$(13,258)
Adjacent Markets	1,841	1,997	4,341	4,819
Emerging Markets	(1,405)	(4)	(3,609)	5,286
Corporate	(3,275)	(2,625)	(9,592)	(8,921)
Total	$(6,534)	$(2,439)	$(15,069)	$(12,074)

14. Income Taxes

Consolidated income tax expense for the three and nine months ended June 30, 2022 was $0.1 million and $0.2 million, respectively. Consolidated income tax expense for the three and nine months ended June 30, 2021 was $0.2 million and $0.3 million, respectively. The Company is currently unable to record any tax benefits from the tax losses it incurs in the U.S., Canada and the Russian Federation due to the uncertainty surrounding its ability to utilize such losses in the future to offset taxable income.

15. Risks and Uncertainties

Concentration of Credit Risk

As of June 30, 2022, the Company had combined trade accounts and financing receivables from three customers of $11.4 million, $3.8 million and $3.1 million, respectively. During the three months ended June 30, 2022, revenue recognized from these three customers was $3.9 million, $0.7 million and zero. During the nine months ended June 30, 2022, revenue recognized from these three customers was $19.7 million, $5.7 million and $0.9 million, respectively.

COVID-19 Pandemic

The ongoing COVID-19 pandemic has spread across the globe and has negatively impacted worldwide economic activity and continues to create challenges in the Company’s markets. In addition to measures the Company has taken voluntarily, the government authorities in the Company’s markets have taken actions to mitigate the spread of COVID-19, including travel restrictions, border closings, restrictions on public gatherings, stay-at-home orders and other quarantine and isolation measures. COVID-19 continues to pose the risk that the Company or its employees, contractors, suppliers and customers may be prevented from conducting business activities for an indefinite period of time. The effort to vaccinate the global population appears to be reducing the effects of COVID-19, but new mutations of the virus has allowed the continued spread of COVID–19. COVID-19 and the related mitigation measures have disrupted the Company’s supply chain, resulting in longer lead times in materials available from suppliers and extended the shipping time for these materials to reach the Company’s facilities. If COVID–19 continues to spread or the response to contain the COVID–19 pandemic is unsuccessful, the Company could experience a material adverse effect on its business, financial condition, results of operations and liquidity.

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

Sustained low oil prices or the failure of oil prices to rise in the future and the resulting downturns or lack of growth in the energy industry and energy‑related business, could have a negative impact on the Company’s results of operations and financial condition. In light of the decline in oil prices caused by the COVID-19 pandemic in 2020, oil and gas exploration and production ("E&P") companies experienced a significant reduction in cash flows, which resulted in reductions in their capital spending budgets for oil and gas exploration-focused activities, including seismic data acquisition activities. Demand for the sale of the Company's seismic products targeted at customers in its Oil and Gas Markets segment, which has historically accounted for the majority of its revenue, significantly declined during fiscal year 2020, and both product sales and rental revenue diminished during the first half of fiscal year 2021 as a result of significant uncertainty in the outlook for oil and gas exploration. Recently, crude oil prices have increased, which will likely result in higher cash flows for E&P companies. The Company believes E&P companies are allocating their increased levels of cash flow toward debt reduction and shareholder reward initiatives, such as stock buy-back programs and dividend payments. The Company expects low demand for its Oil and Gas Markets segment products until E&P companies redirect their cash flows towards investments in exploration activities, especially seismic exploration. Any material changes in oil and gas prices or other market trends, like slowing growth of the global economy, could adversely impact seismic exploration activity and would likely affect the demand for the Company's products and could materially and adversely affect its results of operations and liquidity.

Generally, imbalances in the supply and demand for oil and gas will affect oil and gas prices and, in such circumstances, demand for the Company’s oil and gas products may be adversely affected when world supplies exceed demand.

Armed Conflict Between Russia and Ukraine

A portion of the Company's oil and gas product manufacturing is conducted through its wholly-owned subsidiary Geospace Technologies Eurasia LLC, which is based in the Russian Federation. In February 2022, the Russian Federation launched a full-scale military invasion of Ukraine. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions in addition to any direct impact on the Company's operations in Russia. The United States, the United Kingdom, the EU and other countries have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in and associated with Russia, and additional sanction packages to constrain Russia have been and continue to be proposed and adopted. United States sanctions against Russia have been expanded to preclude the export of oil and gas equipment anywhere in the world that involve persons designated under the sanctions and to include projects in which persons subject to the sanctions have a 33% ownership interest or a majority of voting interests. Together, these changes make it more difficult for the Company to support projects that have the potential to produce oil involving Russian energy companies. Furthermore, if an exporter is unable to determine whether its equipment will be used in such projects, the export is prohibited. In fiscal year 2021, the Company imported $1.2 million of products from Geospace Technologies Eurasia LLC for resale elsewhere in the world. The rapid changes in rules and implementation of new rules on imports and exports of goods involving Russia has also led to serious delays in getting goods to or from Russia as port authorities struggle to keep up with the changing environment. If imports of these products from the Russian Federation are restricted by government regulation, the Company may be forced to find other sources for the manufacturing of these products at potentially higher costs. Likewise, restrictions on the Company's ability to send products to our subsidiary in Russia, may force our subsidiary to have to find other sources for the manufacturing of these products at potentially higher costs; however, the Company's exports to Geospace Technologies Eurasia LLC have historically been limited. Boycotts, protests, unfavorable regulations, additional governmental sanctions and other actions in the region could also adversely affect the Company's ability to operate profitably. Delays in obtaining governmental approvals can affect the Company's ability to timely deliver its products pursuant to contractual obligations, which could result in the Company being liable to its customers for damages. The risk of doing business in the Russian Federation and other economically or politically volatile areas could adversely affect the Company's operations and earnings.

The Company is actively monitoring the situation in Ukraine and Russia and assessing its impact on its business, including its wholly-owned subsidiary Geospace Technologies Eurasia LLC. The net carrying value of this subsidiary on the Company's consolidated balance sheet at June 30, 2022 was $6.7 million, including cash of $1.4 million. In addition to the $1.2 million of products the Company imported from Geospace Technologies Eurasia LLC in fiscal year 2021, the subsidiary generated $1.8 million in revenue from domestic sales in fiscal year 2021. The subsidiary generated $1.2 million in revenue from domestic sales for the first nine months of fiscal year 2022. The Company has no way to predict the duration, progress or outcome of the military conflict in Ukraine. The extent and duration of the military action, sanctions, and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and the Company's business for an unknown period of time.

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

Wireless Products

We have developed multiple versions of a land-based wireless (or nodal) seismic data acquisition system. Rather than utilizing interconnecting cables as required by most traditional land data acquisition systems, each of our wireless stations operate as an independent data collection system, allowing for virtually unlimited channel configurations. As a result, our wireless systems require less maintenance, which we believe allows our customers to operate more effectively and efficiently because of its reduced environmental impact, lower weight and ease of operation. Each wireless station is available in a single-channel or three-channel configuration. Since its introduction in 2008 and through June 30, 2022, we have sold 486,000 wireless channels and we currently have 74,000 wireless channels in our rental fleet.

We have also developed a marine-based wireless seismic data acquisition system called the OBX. Similar to our land-based wireless systems, the marine OBX system may be deployed in virtually unlimited channel configurations and does not require interconnecting cables between each station. Our deepwater versions of the OBX system can be deployed in depths of up to 3,450 meters. Since its introduction in 2010 and through June 30, 2022, we have sold 12,000 OBX stations and we currently have 26,000 OBX stations in our rental fleet.

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

Consolidated Results of Operations

We report and evaluate financial information for three segments: Oil and Gas Markets, Adjacent Markets and Emerging Markets. Summary financial data by business segment follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Oil and Gas Markets
Traditional exploration product revenue	$1,592	$1,950	$3,428	$3,736
Wireless exploration product revenue	7,233	9,628	29,467	36,137
Reservoir product revenue	692	1,071	1,422	1,671
Total revenue	9,517	12,649	34,317	41,544
Operating loss	(3,695)	(1,807)	(6,209)	(13,258)
Adjacent Markets
Industrial product revenue	7,465	6,451	18,471	15,835
Imaging product revenue	3,473	2,922	9,841	8,033
Total revenue	10,938	9,373	28,312	23,868
Operating income	1,841	1,997	4,341	4,819
Emerging Markets
Revenue	135	1,061	571	10,023
Operating income (loss)	(1,405)	(4)	(3,609)	5,286
Corporate
Revenue	101	—	182	—
Operating loss	(3,275)	(2,625)	(9,592)	(8,921)
Consolidated Totals
Revenue	20,691	23,083	63,382	75,435
Operating loss	(6,534)	(2,439)	(15,069)	(12,074)

Overview

Although in an already depressed oil and gas industry, demand further decreased in February 2020 because of the oversupply of crude oil due to failed OPEC negotiations that led to a dramatic drop in crude oil prices when combined with the impact of the COVID-19 pandemic. These declines in the demand for oil and gas have caused oil and gas exploration and production companies to experience a significant reduction in cash flows, which have resulted in reductions in their capital spending budgets for oil and gas exploration-focused activities, including seismic data acquisition activities. Recently, crude oil prices have rebounded and held above February 2020 levels; however, a lag in time typically occurs between higher oil prices and greater demand for our Oil and Gas Markets segment products. We believe this lag is the result of exploration and production (“E&P”) companies allocating their cash flow towards shareholder reward initiatives, such as stock buy-back programs and dividend payments, or in debt reduction. We believe this lag is a short-term trend that will continue until E&P companies decide to reinvest capital into exploration activities. As this lag persists, we expect the reduced levels of demand for our Oil and Gas Markets segment products and our rental marine wireless nodal products to continue. We also expect our land-based traditional and wireless products will continue to experience low levels of product demand until our customers consume their excess levels of underutilized equipment. During the third quarter of fiscal year 2022, we experienced increased rental demand for our marine nodal products in the form of additional rental contracts and requests for quotes from existing and new customers.

In light of current market conditions, the inventory balances in our Oil and Gas Markets business segment at June 30, 2022 continued to exceed levels we consider appropriate for the current level of product demand. We are continuing to work aggressively to reduce these legacy inventory balances; however, we are also adding new inventories for new wireless product developments and for other product demand in our Adjacent Markets segment. During periods of excessive inventory levels, our policy has been, and will continue to be, to record obsolescence expense as we experience reduced product demand and as our inventories continue to age. As difficult market conditions continue for the products in our Oil and Gas Markets segment, we are recording additional expenses for inventory obsolescence and will continue to do so in the future until product demand and/or resulting inventory turnover return to acceptable levels.

Armed Conflict Between Russia and Ukraine

A portion of our oil and gas product manufacturing is conducted through our wholly-owned subsidiary, Geospace Technologies Eurasia LLC, which is based in the Russian Federation. Consequently, our oil and gas business could be directly affected by the current war between Russia and Ukraine. Please see “Part II—Item 1A.—Risk Factors” for more information.

Coronavirus (COVID-19)

The ongoing COVID-19 pandemic has negatively impacted worldwide economic activity and continues to create challenges in our markets, such as uncertainties regarding the duration and extent to which the COVID-19 pandemic will ultimately have a negative impact on the demand for our products and services or on our supply chain. We continue to closely monitor the situation as information becomes readily available.

During the nine months ended June 30, 2022, our operations have, for the most part, remained open globally and the impact of the effects of COVID-19 to our personnel and operations has been limited. Our supply chain has become increasingly strained due to increased pricing for raw material and supplies coupled with longer than expected lead times. We initially experienced a reduction in demand for the rental of our OBX marine nodal products, which we believed was primarily the result of the pandemic; however, demand has increased in fiscal year 2022. We also believe our Adjacent Markets business segment has entered into a period of recovery from the initial effects of the COVID-19 pandemic, but we continue to be cautious about the pandemic’s effect on our other business segments and our supply chain. As a result, we continually communicate with our suppliers and customers as information is available to best manage this difficult situation.

Three and nine months ended June 30, 2022 compared to the three and nine months ended June 30, 2021

Consolidated revenue for the three months ended June 30, 2022 was $20.7 million, a decrease of $2.4 million, or 10.4%, from the corresponding period of the prior fiscal year. The decrease for the three months ended June 30, 2022 was primarily due to a decrease in revenue from our Oil and Gas Markets segment, primarily caused by lower wireless exploration product sales. The decrease in consolidated revenue was partially offset by increased rental revenue from our OBX rental fleet and increased revenue from our Adjacent Markets segment attributable to higher sales of our industrial and imaging products. Consolidated revenue for the nine months ended June 30, 2022 was $63.4 million, a decrease of $12.1 million, or 16.0%, from the corresponding period of the prior year. The decrease was primarily due to a reduction in revenue from our Emerging Markets segment related to our contract with the U.S. Customs and Border Protection (the "CBP") and a decrease in revenue from sales of our wireless seismic products. The decrease in revenue was partially offset by increased rental revenue from our OBX rental fleet and higher sales of our industrial and imaging products.

Consolidated gross profit for the three months ended June 30, 2022 was $3.7 million, a decrease of $2.0 million, or 35.1%, from the corresponding period of the prior fiscal year. The decrease in consolidated gross profit was primarily due to a reduction in revenue and related gross profit from wireless exploration product sales. The decrease was partially offset by higher gross profit attributable to the increased utilization of our OBX rental fleet discussed above. Consolidated gross profit for the nine months ended June 30, 2022 was $12.2 million, a decrease of $1.0 million, or 7.8%, from the corresponding period of the prior fiscal year. The decrease resulted from the reduction in revenue and related gross profit from our contract with the CBP discussed above. The decrease largely offset by (i) higher gross profit attributable to the increased utilization of our OBX rental fleet and (ii) the higher profit margins generated on wireless exploration product sales.

Consolidated operating expenses for the three months ended June 30, 2022 were $10.2 million, an increase of $2.1 million, or 26.3%, from the corresponding period of the prior fiscal year. The increase in consolidated operating expenses for the three months ended June 30, 2022 was due to (i) a $0.9 million increase in personnel costs, (ii) $0.4 million in incremental operating costs associated with our recent acquisition of Aquana, (iii) a $0.3 million increase in sales, marketing and other general business expenses and (iv) a $0.5 million decrease in a favorable non-cash adjustment to the estimated fair value of contingent consideration related to our Quantum and OptoSeis® acquisitions when compared to the same period of the prior fiscal year. Consolidated operating expenses for the nine months ended June 30, 2022 were $27.2 million, an increase of $2.0 million, or 7.8%, from the corresponding period of the prior fiscal year. The increase was due to (i) a $1.5 million increase in research and development project costs, (ii) a $2.1 million increase in personnel costs, (iii) $0.9 million in incremental operating costs associated with our recent acquisition of Aquana and (iv) a $0.8 million increase in sales, marketing and other general business expenses. The increase was partially offset by a $3.3 million increase in a favorable non-cash adjustment to the estimated fair value of contingent consideration related to our Quantum and OptoSeis® acquisitions when compared to same period of the prior fiscal year.

Consolidated other income for the three months ended June 30, 2022 was $28,000, compared to $1.8 million from the corresponding period of the prior fiscal year. Consolidated other income for the nine months ended June 30, 2022 was $0.4 million compared to $3.3 million from the corresponding period of the prior fiscal year. The decrease in other income for both periods was primarily due to (i) a gain recognized on the sale of our investment in a debt security in the third quarter of fiscal year 2021, (ii) foreign exchanges losses incurred in the third quarter of fiscal year 2022 and (iii) a decrease in interest income during the first six months of fiscal year 2022.

Segment Results of Operations

Oil and Gas Markets

Revenue

Revenue from our Oil and Gas Markets products for the three months ended June 30, 2022 decreased $3.1 million, or 24.8%, from the corresponding period of the prior fiscal year. Revenue from our Oil and Gas Markets products for the nine months ended June 30, 2022 decreased $7.2 million, or 17.4%, from the corresponding period of the prior fiscal year. Our product revenue in this segment continues to be negatively impacted by a lack of capital spending by oil and gas exploration companies despite higher crude oil prices. The components of these decreases were as follows:

•
Traditional Exploration Product Revenue – For the three months ended June 30, 2022, revenue from our traditional products decreased $0.4 million, or 18.4%, from the corresponding period of the prior fiscal year. For the nine months ended June 30, 2022, revenue from our traditional products decreased $0.3 million, or 8.2%, from the corresponding period of the prior fiscal year. The decrease for both periods primarily reflects lower demand for our sensor products.
•
Wireless Exploration Product Revenue – For the three months ended June 30, 2022, revenue from our wireless exploration products decreased $2.4 million, or 24.9%, from the corresponding period of the prior fiscal year. This decrease in revenue was primarily due to a decrease in wireless product sales, largely attributable to a $2.9 million land-based seismic wireless product sale in the third quarter of fiscal year 2021. The decrease was partially offset by increased rental revenue attributable to higher utilization of our OBX rental fleet during the third quarter of fiscal year 2022. For the nine months ended June 30, 2022, revenue from our wireless exploration products decreased $6.7 million, or 18.5%, from the corresponding period of the prior fiscal year. This decrease was primarily due to the recognition of $12.5 million of revenue related to a land-based wireless system in the second quarter of fiscal year 2021 and a $9.9 million sale of used OBX rental equipment in the first quarter of fiscal year 2021. The decrease was partially offset by a $10.0 million sale of used OBX rental equipment in the second quarter of fiscal year 2022 and increased OBX rental revenue during the nine months ended June 30, 2022.
•
Reservoir Product Revenue – For the three months ended June 30, 2022, revenue from our reservoir products decreased $0.4 million, or 35.4%, from the corresponding period of the prior fiscal year. For the nine months ended June 30, 2022, revenue from our reservoir products decreased $0.2 million, or 14.9%, from the corresponding period of the prior fiscal year. The decrease in revenue for both periods was primarily due to lower reservoir monitoring service revenue.

Operating Loss

Operating loss associated with our Oil and Gas Markets products for the three months ended June 30, 2022 was $(3.7) million, compared to an operating loss of $(1.8) million from the corresponding period of the prior fiscal year. The increase in operating loss for the three months ended June 30, 2022 was primarily due to (i) a decrease in wireless product sales and related gross profits and (ii) an increase in operating expenses. The increase was partially offset by (i) higher OBX rental revenue and related gross profit and (ii) a $0.5 million increase to a favorable non-cash adjustment to the estimated fair value of contingent consideration related to our OptoSeis® acquisition when compared to the same period of the prior fiscal year. Operating loss associated with our Oil and Gas Markets products for the nine months ended June 30, 2022 was $(6.2) million, compared to an operating loss of $(13.3) million from the corresponding period of the prior fiscal year. The decrease in operating loss for the nine months ended June 30, 2022 was primarily due to (i) higher gross profits generated on wireless exploration product sales, (ii) higher wireless rental revenue and related gross profits due to improved utilization of our OBX rental fleet, and (iii) a $4.4 million increase to a favorable non-cash adjustment to the estimated fair value of contingent consideration related to our OptoSeis® acquisition when compared to the same period of the prior fiscal year. The decrease in operating loss for the nine months ended June 30, 2022 was partially offset by an increase in research and development costs and other operating expenses.

Adjacent Markets

Revenue

Revenue from our Adjacent Markets products for the three months ended June 30, 2022 increased $1.6 million, or 16.7%, from the corresponding period of the prior fiscal year. Revenue from our Adjacent Markets products for the nine months ended June 30, 2022 increased $4.4 million, or 18.6%, from the corresponding period of the prior fiscal year. While we experienced an increase in the demand for our Adjacent Markets products and services during the three and nine months ended June 30, 2022 despite global supply chain shortages, we cannot reasonably determine the lasting affects of the supply chain shortages on this operating segment. The components of these increases were as follows:

•
Industrial Product Revenue and Services – For the three months ended June 30, 2022 revenue from our industrial products increased $1.0 million, or 15.7%, from the corresponding period of the prior fiscal year. For the nine months ended June 30, 2022 revenue from our industrial products increased $2.6 million, or 16.6%, from the corresponding period of the prior fiscal year. The increase in revenue for both periods was primarily due to higher demand for our water meter products, industrial sensor products and contract manufacturing services.
•
Imaging Product Revenue – For the three months ended June 30, 2022, revenue from our imaging products increased $0.6 million, or 22.6%, from the corresponding period of the prior fiscal year. For the nine months ended June 30, 2022, revenue from our imaging products increased $1.8 million, or 24.6%, from the corresponding period of the prior fiscal year. The increase for both periods was primarily due to higher demand for our imaging equipment and consumable film products.

Operating Income

The operating income from our Adjacent Markets products for the three months ended June 30, 2022 was $1.8 million, a decrease of $0.2 million, or 7.8%, from the corresponding period of the prior fiscal year. The operating income from our Adjacent Markets products for the nine months ended June 30, 2022 was $4.3 million, a decrease of $0.5 million, or 9.9%, from the corresponding period of the prior fiscal year. The decrease in operating income for both periods was primarily due to an increase in operating expenses, mostly caused by higher research and development expense and incremental operating costs attributable to our acquisition of Aquana. The decrease in operating income for both periods was partially offset by an increase in revenue and related gross profits.

Emerging Markets

Revenue

Revenue from our Emerging Markets products for the three months ended June 30, 2022 was $0.1 million, compared to $1.1 million from the corresponding period in the prior fiscal year. Revenue from our Emerging Markets products for the nine months ended June 30, 2022 was $0.6 million, compared to $10.0 million from the corresponding period in the prior fiscal year. The decrease in revenue for both periods was due to revenue recognized on our contract with the CBP during the prior fiscal year. We were awarded this contract during fiscal year 2020 to provide a technology solution to the Department of Homeland Security. The majority of the revenue related to this contract was recognized in fiscal year 2021. The contract was completed in the second quarter of fiscal year 2022.

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

Operating Income (Loss)

Operating loss from our Emerging Markets products for the three months ended June 30, 2022 was $(1.4) million, compared to $(4,000) from the corresponding period in the prior fiscal year. The increase in operating loss for the three months ended June 30, 2022 was primarily due to a decrease in revenue and related gross profits. The increase in operating loss was also due to a $0.9 million decrease to a favorable non-cash adjustment to the estimated fair value of contingent consideration related to our Quantum acquisition when compared to the same period of the prior fiscal year. Operating loss from our Emerging Markets products for the nine months ended June 30, 2022 was $(3.6) million, compared to operating income of $5.3 million from the corresponding period in the prior fiscal year. The decrease in operating income (loss) for the nine months ended June 30, 2022 was primarily due to the revenue and related gross profit recognized on our contract with the CBP in the prior fiscal year. The decrease in operating income (loss) was also due to a $1.0 million decrease to a favorable non-cash adjustment to the estimated fair value of contingent consideration related to our Quantum acquisition when compared to the same period of the prior fiscal year.

Liquidity and Capital Resources

At June 30, 2022, we had approximately $9.1 million in cash and cash equivalents and short-term investments. For the nine months ended June 30, 2022, we used $13.3 million of cash from operating activities. Our net loss of $14.8 million was offset by net non-cash charges of $13.8 million resulting from deferred income taxes, depreciation, amortization, accretion, inventory obsolescence, stock-based compensation, bad debt expense and changes in the estimated fair value of contingent consideration. Other uses of cash in our operations primarily included (i) the removal of $10.8 million gross profit from the sale of used rental equipment as it is included in investing activities, (ii) a $2.2 million decrease in accounts payable due to the timing of payments to suppliers, and (iii) a $1.7 million increase in inventories to meet an increase in demand for our Adjacent Markets products. Offsetting these uses of cash primarily included (i) a $1.5 million decrease in trade accounts and notes receivable primarily due to the timing of collections from customers and (ii) a $1.1 million decrease in unbilled receivables as a result of billings to the CBP.

For the nine months ended June 30, 2022, we generated cash of $8.7 million in investing activities. Sources of cash included (i) net proceeds of $7.7 million for the sale of short-term investments and (ii) proceeds of $5.9 million from the sale of used rental equipment. Offsetting these sources were (i) $0.9 million for additions to our property, plant and equipment and (ii) $4.1 million for additions to our equipment rental fleet. We do not expect our cash investments in our rental fleet and property, plant and equipment during fiscal year 2022 to be significant for the remainder of fiscal year 2022. Our capital expenditures are expected to be funded from our cash on hand, internal cash flows, cash flows from our rental contracts or, if necessary, borrowings under our new credit agreement.

For the nine months ended June 30, 2022, we used $1.7 million from financing activities. Uses of cash included (i) $0.8 million contingent consideration payments to the former shareholders of Quantum, (ii) debt issuance costs of $0.2 million incurred in connection with our new credit agreement and (iii) $0.7 million for the purchase of treasury stock pursuant to a stock buy-back program authorized by our board of directors. The stock buy-back program authorized us to repurchase up to $7.5 million of our common stock in open market transactions. The program was completed in November 2021.

Our available cash and cash equivalents and short-term investments totaled $9.1 million at June 30, 2022, which included $2.6 million of cash and cash equivalents held by our foreign subsidiaries and branch offices, of which $1.4 million was held by our subsidiary in the Russian Federation. If we were to repatriate the cash held by our Russian subsidiary, we would be required to accrue and pay taxes on any amount repatriated.

In May 2022, we entered into a credit agreement (the “Agreement”) with Amerisource Funding, Inc., as administrative agent and as a lender, and Woodforest National Bank, as a lender. Available borrowings under the Agreement are determined by a borrowing base with a maximum availability of $10 million. The borrowing base is determined based upon certain of our domestic assets which include (i) 70% loan to value of our property located at 6410 Langfield Road in Houston, Texas (the “Property”), (ii) 50% of forced liquidation value of equipment, (iii) 80% of certain accounts receivable and (iv) 50% of forced liquidation value of certain inventory (inventory borrowing base limited to 100% of borrowing base credit given toward accounts receivable). The Agreement is for a two-year term with all funds borrowed due at the expiration of the term. The interest rate on borrowed funds is the Wall Street prime rate (with a minimum of 3.25%) plus 4.00%. We are required to make monthly interest payments on borrowed funds. Borrowings under the Agreement will be principally secured by the Property and our domestic equipment, inventory and accounts receivables. In addition, certain of our domestic subsidiaries have guaranteed our obligations under the Agreement and such subsidiaries have secured the obligations by pledging certain assets. The Agreement requires us to maintain a minimum consolidated tangible net worth of $100 million.

At June 30, 2022, we had no borrowings outstanding and were compliant with all covenants under the Agreement. Our borrowing availability at June 30, 2022 was $8.5 million. We do not currently anticipate the need to borrow under the Agreement, however, we may decide to do so in the future, if needed.

Our available cash and cash equivalent and short-term investments decreased $14.5 million during the nine months ended June 30, 2022. In the absence of future profitable results of operations, we may need to rely on other sources of liquidity to fund our future operations, including executed rental contracts, available borrowings under our Agreement through its expiration in May 2024, leveraging or sales of real estate assets, sales of rental assets and other liquidity sources which may be available to us. We currently believe that our cash, cash equivalents and short-term investments will be sufficient to finance any future operating losses and planned capital expenditures through the next twelve months.

We do not have any obligations which meet the definition of an off-balance sheet arrangement and which have or are reasonably likely to have a current or future effect on our financial statements or the items contained therein that are material to investors.

Contractual Obligations

Contingent Consideration

We recorded an initial contingent consideration liability of $7.7 million in connection with our July 2018 acquisition of Quantum. Subsequent to the acquisition, we reduced the estimated liability to $0.2 million as of June 30, 2022 as a result of $2.3 million of earn-out payments made through June 2022 and $5.2 million in adjustments to reduce the value of expected future payments. Contingent payments, if any, may be paid in the form of cash or Company stock and will be derived from eligible revenue generated during the four-year post-acquisition period, which ended in July 2022. The maximum amount of contingent payments is $23.5 million.

We recorded an initial contingent consideration liability of $4.3 million in connection with our November 2018 acquisition of all the intellectual property and related assets of the OptoSeis® fiber optic sensing technology. Subsequent to the acquisition, we decreased the estimated liability to zero as of June 30, 2022 as a result of the unlikelihood any eligible revenue will be generated during the earn-out period. Contingent cash payments, if any, will be derived from eligible revenue generated during a five-and-a-half year post-acquisition earn-out period ending in May 2024. In order for revenue to be considered eligible, sales contracts must be entered into during the first four years of the earn-out period ending in November 2022. No payments have been made to date related to the contingent consideration liability. The maximum amount of contingent payments is $23.2 million.

We review and assess the fair value of our contingent consideration liabilities on a quarterly basis.

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

See Note 12 to our consolidated financial statements in this Quarterly Report on Form 10-Q for more information on our contractual contingencies.

Critical Accounting Estimates

During the three months ended June 30, 2022, there has been no material change to our critical accounting estimates discussed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including the CEO and CFO, as of June 30, 2022, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Ongoing Armed Conflict Between Russia and Ukraine Could Adversely Affect Our Business, Financial Condition, and Results of Operations

A portion of our oil and gas product manufacturing is conducted through our wholly-owned subsidiary, Geospace Technologies Eurasia LLC, which is based in the Russian Federation. In February 2022, the Russian Federation launched a full-scale military invasion of Ukraine. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions in addition to any direct impact on our operations in Russia. The United States, the United Kingdom, the EU and other countries have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in and associated with Russia, and additional sanction packages to constrain Russia have been and continue to be proposed and adopted. United States sanctions against Russia have been expanded to preclude the export of oil and gas equipment anywhere in the world that involve persons designated under the sanctions and to include projects in which persons subject to the sanctions have a 33% ownership interest or a majority of voting interests. Together, these changes make it more difficult for us to support projects that have the potential to produce oil involving Russian energy companies. Furthermore, if an exporter is unable to determine whether its equipment will be used in such projects, the export is prohibited. In fiscal year 2021, we imported $1.2 million of products from Geospace Technologies Eurasia LLC for resale elsewhere in the world. The rapid changes in rules and implementation of new rules on imports and exports of goods involving Russia has also led to serious delays in getting goods to or from Russia as port authorities struggle to keep up with the changing environment. If imports of these products from the Russian Federation are restricted by government regulation, we may be forced to find other sources for the manufacturing of these products at potentially higher costs. Likewise, restrictions on our ability to send products to our subsidiary in Russia, may force our subsidiary to have to find other sources for the manufacturing of these products at potentially higher costs; however, our exports to Geospace Technologies Eurasia LLC have historically been limited. Boycotts, protests, unfavorable regulations, additional governmental sanctions and other actions in the region could also adversely affect our ability to operate profitably. Delays in obtaining governmental approvals can affect our ability to timely deliver our products pursuant to contractual obligations, which could result in us being liable to our customers for damages. The risk of doing business in the Russian Federation and other economically or politically volatile areas could adversely affect our operations and earnings.

We are actively monitoring the situation in Ukraine and Russia and assessing its impact on our business, including our wholly-owned subsidiary, Geospace Technologies Eurasia LLC. The net carrying value of this subsidiary on our consolidated balance sheet at June 30, 2022 was $6.7 million, including cash of $1.4 million. In addition to the $1.2 million of products we imported from Geospace Technologies Eurasia LLC in fiscal year 2021, the subsidiary generated $1.8 million in revenue from domestic sales in fiscal year 2021. The subsidiary generated $1.2 million in revenue from domestic sales for the first nine months of fiscal year 2022. We have no way to predict the duration, progress or outcome of the military conflict in Ukraine. The extent and duration of the military action, sanctions, and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and our business for an unknown period of time and could exacerbate or heighten many of the other risk factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K.

Climate Change and Legislation Designed to Reduce Climate Change

The physical and regulatory effects of climate change could have a negative impact on our operations, our customers’ operations and the overall demand for our customers’ products and, accordingly, our services. There is an increasing focus of local, state, regional, national and international regulatory bodies on Greenhouse Gas ("GHG") emissions and climate change issues. Legislation to regulate GHG emissions has periodically been introduced in the U.S. Congress, and there has been a wide-ranging policy debate, both in the United States and internationally, regarding the impact of these gases and possible means for their regulation. These efforts have included consideration of cap-and-trade programs, carbon taxes, GHG reporting and tracking programs and regulations that directly limit GHG emissions from certain sources. Some of the proposals would require industries to meet stringent new standards that would require substantial reductions in carbon emissions. Those reductions could be costly and difficult to implement. In the absence of federal GHG-limiting legislation, the EPA has determined that GHG emissions present a danger to public health and the environment and has adopted regulations that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain oil and natural gas system sources, implement CAA emission standards directing the reduction of methane emissions from certain new, modified, or reconstructed facilities in the oil and natural gas sector, and together with the DOT, implement GHG emissions limits on vehicles manufactured for operation in the United States.

In April 2016, the United States signed the Paris Agreement, which requires countries to review and “represent a progression” in their nationally determined contributions, which set emissions reduction goals, every five years. Under the Paris Agreement, the Biden Administration has committed the United States to reducing its greenhouse gas emissions by 50-52% from 2005 levels by 2030. In November 2021, the Unites States and other countries entered into the Glasgow Climate Pact, which includes a range of measures designed to address climate change, including but not limited to the phase-out of fossil fuel subsidies, reducing methane emissions 30% by 2030, and cooperating toward the advancement of the development of clean energy. Several states and geographic regions in the United States have also adopted legislation and regulations to reduce emissions of GHGs, including cap and trade regimes and commitments to contribute to meeting the goals of the Paris Agreement.

Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States. President Biden and Congress have identified climate change as a priority, and it is likely that additional executive orders, regulatory action, and/or legislation targeting greenhouse gas emissions, or prohibiting or restricting oil and gas development activities in certain areas, will be proposed and/or promulgated during the Biden Administration. President Biden issued an executive order imposing a moratorium on new oil and gas leasing on federal lands and offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices. President Biden’s order also established climate change as a primary foreign policy and national security consideration, affirms that achieving net-zero greenhouse gas emissions by or before midcentury is a critical priority, affirms the Biden Administration’s desire to establish the United States as a leader in addressing climate change, generally further integrates climate change and environmental justice considerations into government agencies’ decision-making, and eliminates fossil fuel subsidies, among other measures. Other actions impacting oil and natural gas production activities that could be pursued by the Biden administration may include more restrictive requirements for the establishment of pipeline infrastructure or the permitting of liquified natural gas export facilities.

It is not possible at this time to predict the timing and effects of climate change or whether additional climate-related legislation, regulations or other measures will be adopted at the local, state, regional, national and international levels. However, continued efforts by governments and non-governmental organizations to reduce GHG emissions appear likely, and additional legislation, regulation or other measures that control or limit GHG emissions or otherwise seek to address climate change could adversely affect our customers and our business. Because our business depends on the level of oil exploration, existing or future laws or regulations related to GHGs and climate change, including incentives to conserve energy or use alternative energy sources, could have a negative impact on our business if such laws or regulations reduce demand for our customers’ products and, accordingly, our services.

These political, litigation, and financial risks may result in our customers restricting or cancelling exploration or production activities which also could reduce demand for our products and services.

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

101*

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets at June 30, 2022 and September 30, 2021, (ii) the Consolidated Statements of Operations for the three and nine months ended June 30, 2022 and 2021, (iii) the Consolidated Statements of Comprehensive Loss for the three and nine months ended June 30, 2022 and 2021, (iv) the Consolidated Statements of Stockholders’ Equity for the nine months ended June 30, 2022 and 2021, (v) the Consolidated Statements of Cash Flows for the nine months ended June 30, 2022 and 2021 and (vi) Notes to Consolidated Financial Statements.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in Inline XBRL.

* Filed with this Quarterly Report on Form 10-Q

** Furnished with this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEOSPACE TECHNOLOGIES CORPORATION

Date:	August 10, 2022	By:	/s/ Walter R. Wheeler
Walter R. Wheeler, President
and Chief Executive Officer
(duly authorized officer)

Date:	August 10, 2022	By:	/s/ Robert L. Curda
Robert L. Curda, Vice President,
Vice President, Chief Financial Officer and Secretary
(principal financial officer)