Form 10-K
period 2022-09-30
GEOSPACE TECHNOLOGIES CORP
filed 2022-11-18
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended September 30, 2022

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

There were 13,021,241 shares of the Registrant’s Common Stock outstanding as of the close of business on October 31, 2022. As of March 31, 2022, the aggregate market value of the Registrant’s Common Stock held by non-affiliates was approximately $71 million (based upon the closing price of $5.75 on March 31, 2022, as reported by The NASDAQ Global Select Market).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Registrant’s 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

Auditor Firm Id: 49 Auditor Name: RSM US LLP Auditor Location: Houston, Texas, USA

PART I

Item 1. Business

Business Overview

Unless otherwise specified, the discussion in this Annual Report on Form 10-K refers to Geospace Technologies Corporation and its subsidiaries. We principally design and manufacture seismic instruments and equipment. These seismic products are marketed to the oil and gas industry and used to locate, characterize and monitor hydrocarbon producing reservoirs. We also market our seismic products to other industries for vibration monitoring, border and perimeter security and various geotechnical applications. We design and manufacture other products of a non-seismic nature, including water meter products, imaging equipment, offshore cables, remote shutoff water valves and Internet of Things ("IoT") platform and provide contract manufacturing services. We report and categorize our customers and products into three different segments: Oil and Gas Markets, Adjacent Markets and Emerging Markets. In recent years, the revenue contribution from our Adjacent Markets segment has grown to represent nearly half of our total revenue. This revenue growth is reflective of both our diversification strategy as well as the continued downturn in the Oil and Gas Markets segment.

Demand for our seismic products targeted at customers in our Oil and Gas Markets segment has been, and will likely continue to be, vulnerable to downturns in the economy and the oil and gas industry in general. For more information, please refer to the risks discussed under the heading “Risk Factors.”

Segment and Geographical Information

We report and evaluate financial information for our three business segments: Oil and Gas Markets, Adjacent Markets and Emerging Markets. For a discussion of the products sold and markets served by each of our segments, see “Products and Product Development” below. For a discussion of financial information by segment and geographic area, see Note 20 to the consolidated financial statements contained in this Annual Report on Form 10-K.

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

Wireless Products

We have developed multiple versions of a land-based wireless (or nodal) seismic data acquisition system. Rather than utilizing interconnecting cables as required by most traditional land data acquisition systems, each of our wireless stations operate as an independent data collection system, allowing for virtually unlimited channel configurations. As a result, our wireless systems require less maintenance, which we believe allows our customers to operate more effectively and efficiently because of its reduced environmental impact, lower weight and ease of operation. Each wireless station is available in a single-channel or three-channel configuration. Since its introduction in 2008 and through September 30, 2022, we have sold 486,000 land-based wireless channels and we currently have 73,000 land-based wireless channels in our rental fleet.

We have also developed a marine-based wireless seismic data acquisition system called the OBX. Similar to our land-based wireless systems, the marine OBX system may be deployed in virtually unlimited channel configurations and does not require interconnecting cables between each station. We have two versions of OBX nodal stations. A shallow water version that can be used in depths up to 750 meters and a deepwater version that can be deployed in depths of up to 3,450 meters. Through September 30, 2022, we have sold 12,000 OBX stations and we currently have 25,000 OBX stations in our rental fleet.

In August 2022, we announced the release of a new seismic acquisition product known as Mariner™, a continuous, cable-free, four channel autonomous, shallow water ocean bottom recorder. Mariner is the next generation node designed for extended duration seabed ocean bottom seismic data acquisition. The slim profile nodes, which are part of our shallow water stations, are ideally deployed as deep as 750 meters. The device continuously records for up to 70 days and offers more rapid recharging times. Its slim profile creates space savings on seismic survey vessels, allowing contractors to fit up to 25% more nodes into a download/charge container.

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

During 2022, we maintained active discussions with potential clients for future PRM systems. In coordination with a potential client, we concluded a successful demonstration of our OptoSeis fiber optic PRM technology in real-world field conditions. This demonstration was a prerequisite step toward future contract consideration. If we are awarded a PRM contract in fiscal year 2023, revenue will most likely not be recognized until fiscal year 2024. We have also held discussions and received requests for information from other major oil and gas producers regarding PRM systems. We have not received any orders for a large-scale seabed PRM system since November 2012.

Adjacent Markets

Our Adjacent Markets businesses leverage upon existing manufacturing facilities and engineering capabilities utilized by our Oil and Gas Markets businesses. Many of the seismic products in our Oil and Gas Markets segment, with little or no modification, have direct application to other industries.

Our business diversification strategy has centered largely on translating expertise in ruggedized engineering and manufacturing into expanded customer markets. To bolster the solid market share we’ve established in the water utility market for water meter cables, in fiscal year 2021, we acquired the smart water IoT company Aquana, LLC ("Aquana").

Industrial Products

Our industrial products include water meter products, remote shut-off water valves and IoT Platform, contract manufacturing services and seismic sensors used for vibration monitoring.

Our water meter products support the global smart meter connectivity water utility market. Our products provide our customers with highly reliable automated meter-reading and automated meter infrastructure with our robust water-proof connectors. Our field splice kits allow for accelerated repairs once identified.

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

Business Strategy

We have experienced several years of very low demand for most of the products we sell and rent into our Oil and Gas Markets. Demand for these products has also been adversely affected by COVID-19 and the resulting lower global demand for oil and gas. Many ocean-bottom nodal projects have been delayed and rescheduled due to the pandemic and uncertainty in oil and gas commodity prices, reducing rental demand for our ocean-bottom nodal products used to gather seismic data on the ocean-bottom. Depressed demand also continues for our traditional seismic products and our land nodal seismic products. As a result, we have adopted what we think is a conservative and prudent business strategy which places a focus on sound financial management practices, as outlined below. We have not changed our primary focus on continued investment in product research and development, selective acquisitions and joint ventures.

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
•
Selectively Pursue Acquisitions of Businesses with Technological and Engineering Overlap – The oil and gas industry periodically experiences volatile business cycles requiring us to rapidly increase and decrease our business activities to meet the industry’s demand for our products. This industry generally offers equipment manufacturers like us limited visibility into new orders creating challenges for us to manage our manufacturing capacity, workforce, inventories and other working capital challenges. While our primary growth initiative is to expand our oil and gas seismic product offerings, as seen with our acquisition of the OptoSeis® fiber optic sensing technology in fiscal year 2019, we may also seek out other business opportunities in adjacent markets and emerging markets which complement our existing oil and gas seismic products, engineering and manufacturing capabilities, and company-wide culture. In order to diversify our revenue base and expose us to different markets with different business cycles, we have directed these efforts toward businesses outside the oil and gas industry, as seen with our acquisition of Quantum in fiscal year 2018 and Aquana in fiscal year 2021.
•
Financial Management – Industry conditions since fiscal year 2014 have required us to place increased emphasis on cash management and preservation. Due to the cyclicality of the oil and gas industry, we have historically managed our financial risk by limiting or eliminating debt leverage in our balance sheet. While we are not opposed to moderate amounts of short-term debt during favorable business cycles, we choose to minimize our exposure to long-term debt obligations which, in our view, restrict our ability to operate during periodic difficult business cycles in the oil and gas industry similar to the recent business environment. We believe this strategy has allowed us to continue operations through difficult business cycles without disruption for debt and equity restructuring as has been seen among our peers, many of whom have significant long-term debt burdens. In addition, we have limited our investments in capital assets and have liquidated, and made appropriate reserves for, significant amounts of our inventories and rental fleet assets. We also believe that the value of our common shares outstanding will be best served in the long-term by retaining our cash to fund future cash outflows as they become necessary. In this regard, we do not anticipate paying any cash dividends in the foreseeable future, however, during the first quarter of fiscal year 2022 we repurchased 841,992 shares of our common stock in open market transactions completing a $7.5 million stock-buy-back program authorized by our board of directors.

Competition

Oil and Gas Products

We are one of the world’s largest designers and manufacturers of seismic products used in the oil and gas industry. The principal competitors for many of our traditional seismic products are Sercel (a division of CGG) and INOVA. Furthermore, entities in China affiliated with Sercel, as well as other Chinese manufacturers produce low-cost oil and gas seismic products, which compete with our traditional seismic products.

The primary competitors for our land wireless data acquisition systems are SmartSolo, Sercel, INOVA, STRYDE, Geophysical Technologies and numerous smaller entities who have introduced similar versions of wireless data acquisition systems. We believe the primary competitors for our marine nodal data acquisition systems are Magseis Fairfield ASA and Sercel, each of whom utilizes their own proprietary nodal technology.

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

The principal keys for success in the seismic instruments and equipment market are technological superiority, product durability under harsh field conditions, reliability, size, weight and customer support. Product deliverability is always an important consideration for our customers.

In general, most customers prefer to standardize data acquisition systems, geophones and hydrophones, particularly if they are used by seismic companies that have multiple crews which are able to support each other. This standardization makes it difficult for competitive manufacturers to gain market share from other manufacturers with existing customer relationships.

Our primary competitors for the rental of our traditional and land wireless seismic equipment are STRYDE, SmartSolo, INOVA, Geophysical Technologies and Seismic Equipment Specialists.

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

Product Manufacturing and Assembly

Our manufacturing and product assembly operations consist of machining, molding or cabling the necessary component parts, configuring these parts along with components received from various vendors and assembling a final product. We manufacture many of our oil and gas seismic products to the specifications required by our customers. For example, we assemble geophone strings based on a number of customer choices such as length, gauge, tolerance and color of molded parts. Upon completion of our manufacturing and assembly operations, we test our final products to the functional and environmental extremes of product specifications and inspect the products for quality assurance. Consistent with industry practice, we normally manufacture our products based on firm customer orders, anticipated customer orders and historical product demand. As a result of the steep decline in product demand that began in fiscal year 2014, further accentuated by the COVID-19 pandemic creating a global decline in the demand for oil and gas, also aggravated by the decline in crude oil prices, we currently hold more than twelve months supply of inventory.

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

One customer comprised 29.3% of our revenue during fiscal year 2022. Three customers comprised 19.8%, 16.4% and 10.6% of our revenue during fiscal year 2021. The following table describes our revenue by product type (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2022	2021
Traditional seismic exploration product revenue	$6,597	$4,518
Wireless seismic exploration product revenue	40,667	45,751
Seismic reservoir product revenue	1,877	1,983
Industrial product revenue	25,640	21,335
Imaging product revenue	13,531	11,084
Border & perimeter security product revenue	711	10,193
Corporate revenue	230	—
Total revenue	$89,253	$94,864

Intellectual Property

We seek to protect our intellectual property by means of patents, trademarks, trade secrets and other measures. We hold patents on geophones, micro-geophones, piezo-electric sensors, seismic data acquisition, in-line retrieval devices and water meter connectors, and we have pending applications on related technology. We do not consider any single patent essential to our success. Our patents are scheduled to expire at various dates through 2039. We are not able to predict the effect of any patent expiration. We protect our proprietary rights to our technology through a variety of methods, including confidentiality agreements and proprietary information agreements with suppliers, employees, consultants and others who may have access to proprietary information.

Research and Development

We expect to incur significant future research and development expenditures aimed at the development of additional products for each of our business segments. We have incurred company-sponsored research and development expenses of $18.1 million and $14.8 million during the fiscal years ended September 30, 2022 and 2021, respectively.

Human Capital, Environmental and Social

In order to continue to produce the most technologically advanced instruments and equipment available for the industrial, border and perimeter security and seismic data acquisition markets, it is crucial that we continue to attract and retain top talent. To attract and retain talented employees, we strive to make Geospace Technologies Corporation a diverse and safe workplace, with opportunities for our employees to receive educational benefits, cross-function skill-development to grow and develop their career, all supported by competitive compensation and benefits.

Workforce Composition - At September 30, 2022, we employed 650 people predominantly on a full-time basis, of which 415 were employed in the United States, 204 in the Russian Federation and the remainder in the United Kingdom, Canada, China and Colombia. Our professional staff includes geoscientists, electrical and mechanical engineers, accountants, computer and data scientists, marketing and human resource professionals. 65% of our global workforce is employed in manufacturing, 16% in Engineering and 19% in Sales and Administration. The majority of our employees in the Russian Federation belong to a regional union for machine manufacturers. Our remaining employees are not unionized. We have never experienced a work stoppage.

As a global manufacturer of high-tech offerings, we believe that a diverse workforce benefits everyone, from our skilled workforce, to our valued clients, to our trusted shareholders and our society. The workforce make up includes 37% white, 32% Asian, 23% Hispanic or Latino, 7% Black or African American, and 1% two or more races. Women in managerial roles represent 30% of our domestic workforce. We proudly employ veterans of the US Armed Forces, who make up 6% of our domestic workforce.

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

Company Culture – Our Board of Directors established a Code of Business Conduct applicable to all our employees, Directors and Officers and a Code of Ethics for Senior Financial Officers in accordance with applicable U.S. federal securities laws and the NASDAQ Listed Company Manual. The Code of Business Conduct provides guidance on corporate policies such as anti-harassment, anti-corruption, substance abuse, anti-trust, conflict minerals compliance, international trade restrictions as well as policies against insider trading, conflict of interest and hedging of our common stock. We offer a Whistle Blower program designed to protect any employee who reports valid suspicions related to our financial accounting, internal controls or like matters to management without fear of termination or similar repercussions.

Human Rights – This year, we introduced a Human Rights Policy Statement which demonstrates our commitment to supporting and promoting human rights that benefit all our stakeholders, including our customers, employees, shareholders, investors, and the communities in which we live and operate. Our approach is applied in our business operations, across our supply chain and through ethical business conduct. This policy statement promotes a safe and healthy workplace, diversity and inclusion, non-discrimination and anti-harassment as well as addresses forced labor, human trafficking, and child labor. The Human Rights Policy Statement is posted to our corporate website and is adhered through our Business Code of Conduct and through responsible sourcing practices.

Our values and ethics serve as the guiding force through which we proactively maintain the highest standards of business conduct. Our Core Values guide our corporate policies and practices and promote ethical business conduct and compliance with the law. Our employees understand the importance of applying our Core Values toward their daily best practices. Annually, we hold an internal Core Values survey to inform leadership on the values in action and opportunities to improve.

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

Enterprise Risk Management ("ERM") – Our Board of Directors takes an enterprise-wide approach to reviewing each of our business segments, which encompass Oil & Gas, Adjacent Markets, and Emerging Markets operations which include our Security & Surveillance sector. Board members meet regularly to oversee and ensure that company objectives are met, shareholder concerns are addressed and ERM policies are maintained.

Environmental – We are committed to zero harm to people, property and the environment. We have an ISO 14001 certified environmental management system, employed over many health, safety and environmental programs. We do not exist in isolation. We strive to pursue a strategy of responsibility that not only encompasses all our activities but addresses the needs of our employees, customers, suppliers and our stakeholders. We operate in communities, which have placed their trust in us. In doing this, we aim to better our impact on the environment and society, not only of our business but all businesses and organizations with whom we interact. We integrate responsible and sustainable practices throughout our organization. Our products are designed to not harm individuals, communities or the environment. We pledge to conduct ourselves in a most responsible manner in each community.

As a manufacturer, we have a responsibility to reuse or recycle waste materials from our operations. Waste recycled includes aluminum, brass, copper, stainless steel, steel, and titanium as well as armored cable, film, lithium batteries, PCB boards and solder paste. Over the last three years, we have recycled more than 250 tons of recyclable materials. Year to date 2022, we have recycled over 40 tons of manufacturing waste materials.

Financial Information by Segment and Geographic Area

For a discussion of financial information by segment and geographic area, see Note 20 to the consolidated financial statements contained in this Annual Report on Form 10-K. For a description of risks attendant to our foreign operations, please see “Risk Factors - Our Foreign Subsidiaries and Foreign Marketing Efforts Are Subject to Additional Political, Economic, Legal and Other Uncertainties Not Generally Associated with Domestic Operations and The Ongoing Armed Conflict Between Russia and Ukraine Could Adversely Affect Our Business, Financial Condition, and Results of Operations".

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

The ongoing COVID-19 pandemic has spread across the globe and has negatively impacted worldwide economic activity, including the global demand for oil and natural gas, and continues to create challenges in our markets. In addition to measures we have taken voluntarily, the government authorities in our markets have taken actions to mitigate the spread of COVID-19, including travel restrictions, border closings, restrictions on public gatherings, stay-at-home orders and other quarantine and isolation measures. COVID-19 continues to pose the risk that we or our employees, contractors, suppliers and customers may be prevented from conducting business activities for an indefinite period of time. The effort to vaccinate the global population appears to be reducing the effects of COVID-19, but new mutations of the virus and the global unvaccinated population has allowed the continued spread of COVID-19. COVID-19 and the related mitigation measures have disrupted our supply chain, resulting in longer lead times in materials available from suppliers and extended the shipping time for these materials to reach our facilities. If COVID–19 continues to spread or the response to contain the COVID–19 pandemic is unsuccessful, we could experience a material adverse effect on our business, financial condition, results of operations and liquidity.

Oil Commodity Price Levels Could Affect Demand for Our Oil and Gas Products, Which Could Materially and Adversely Affect Our Results of Operations and Liquidity.

Demand for many of our products and the profitability of our operations depend primarily on the level of worldwide oil and gas exploration activity. Prevailing oil and gas prices, with an emphasis on crude oil prices, and market expectations regarding potential changes in such prices significantly affect the level of worldwide oil and gas exploration activity. During periods of improved energy commodity prices, the capital spending budgets of oil and natural gas operators tend to expand, which results in increased demand for our customers services leading to increased demand in our products. Conversely, in periods when these energy commodity prices deteriorate, capital spending budgets of oil and natural gas operators tend to contract causing demand for our products to weaken. Historically, the markets for oil and gas have been volatile and are subject to wide fluctuations in response to changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond our control. These factors include the level of consumer demand, regional and international economic conditions, weather conditions, domestic and foreign governmental regulations (including those related to climate change), price and availability of alternative fuels, political conditions, the war between Russia and Ukraine, instability and hostilities in the Middle East and other significant oil-producing regions, increases and decreases in the supply of oil and gas, the effect of worldwide energy conservation measures and the ability of the Organization of Petroleum Exporting Countries ("OPEC") to set and maintain production levels and prices of foreign imports.

Sustained low oil prices or the failure of oil prices to rise in the future and the resulting downturns or lack of growth in the energy industry and energy‑related business, could have a negative impact on our results of operations and financial condition. In light of the decline in oil prices caused by the COVID-19 pandemic in 2020, oil and gas exploration and production companies experienced a significant reduction in cash flows, which resulted in reductions in their capital spending budgets for oil and gas exploration-focused activities, including seismic data acquisition activities. Demand for the sale of our seismic products targeted at customers in our Oil and Gas Markets segment, which has historically accounted for the majority of our revenue, significantly declined during fiscal year 2020, and both product sales and rental revenue diminished during the first half of fiscal year 2021 as a result of significant uncertainty in the outlook for oil and gas exploration. Recently, crude oil prices have increased, which will likely result in higher cash flows for exploration and production ("E&P") companies. We believe E&P companies are allocating their increased levels of cash flows toward debt reduction and shareholder reward initiatives, such as stock buy-back programs and dividend payments. We expect low demand for our Oil and Gas Markets products until E&P companies redirect their cash flows toward investments in exploration activities, especially seismic exploration. Any material changes in oil and gas prices or other market trends, like slowing growth of the global economy, could adversely impact seismic exploration activity and would likely affect the demand for our products and could materially and adversely affect our results of operations and liquidity.

Generally, imbalances in the supply and demand for oil and gas will affect oil and gas prices and, in such circumstances, demand for our oil and gas products may be adversely affected when world supplies exceed demand.

The Ongoing Armed Conflict Between Russia and Ukraine Could Adversely Affect Our Business, Financial Condition, and Results of Operations, including our ability to repatriate cash from Russia

A portion of our oil and gas product manufacturing is conducted through our wholly-owned subsidiary, Geospace Technologies Eurasia LLC, which is based in the Russian Federation. In February 2022, the Russian Federation launched a full-scale military invasion of Ukraine, and Russia and Ukraine continue to engage in active and armed conflict as of November 2022. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions in addition to any direct impact on our operations in Russia. As a result of the invasion, the governments of several western nations, including the U.S., Canada, the United Kingdom and the European Union, implemented new and/or expanded economic sanctions and export restrictions against Russia, Russian-backed separatist regions in Ukraine, certain banks, companies, government officials, and other individuals in Russia and Belarus. The implementation of these sanctions and export restrictions, in combination with the withdrawal of numerous private companies from the Russian market, has had, and is likely to continue to have, a negative impact on the company’s business in the region. In fiscal year 2022, we imported $1.9 million of products from Geospace Technologies Eurasia LLC for resale elsewhere in the world. The rapid changes in rules and implementation of new rules on imports and exports of goods involving Russia has also led to serious delays in getting goods to or from Russia as port authorities struggle to keep up with the changing environment. If imports of these products from the Russian Federation are restricted by government regulation, we may be forced to find other sources for the manufacturing of these products at potentially higher costs. Likewise, restrictions on our ability to send products to our subsidiary in Russia may force our subsidiary to have to find other sources for the manufacturing of these products at potentially higher costs; however, our exports to Geospace Technologies Eurasia LLC have historically been limited. Boycotts, protests, unfavorable regulations, additional governmental sanctions and other actions in the region could also adversely affect our ability to operate profitably. Delays in obtaining governmental approvals can affect our ability to timely deliver our products pursuant to contractual obligations, which could result in us being liable to our customers for damages. The risk of doing business in the Russian Federation and other economically or politically volatile areas could adversely affect our operations and earnings. It is possible that increasing sanctions, export controls, restrictions on access to financial institutions, supply and transportation challenges, or other circumstances or considerations could necessitate a reduction, or even discontinuation, of operations by Geospace Technologies Eurasia LLC or other business in Russia.

We are actively monitoring the situation in Ukraine and Russia and assessing its impact on our business, including our wholly-owned subsidiary Geospace Technologies Eurasia LLC. The net carrying value of this subsidiary on our consolidated balance sheet at September 30, 2022 was $6.0 million, including cash of $1.8 million. In response to sanctions imposed by the U.S. and others on Russia, the Russian government has imposed restrictions on companies’ abilities to repatriate or otherwise remit cash from their Russian-based operations to locations outside of Russia. As a result, this cash can be used in our Russian operations, but we may be unable to transfer it out of Russia without incurring substantial costs, if at all. In addition to the $1.9 million of products we imported from Geospace Technologies Eurasia LLC in fiscal year 2022, the subsidiary also generated $1.9 million in revenue from domestic sales in fiscal year 2022. We have no way to predict the duration, progress or outcome of the military conflict in Ukraine. The extent and duration of the military action, sanctions, and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and our business for an unknown period of time.

Our Foreign Subsidiaries and Foreign Marketing Efforts Are Subject to Additional Political, Economic, Legal and Other Uncertainties Not Generally Associated with Domestic Operations

Based on customer billing data, revenue to customers outside the United States accounted for approximately 60% of our revenue during fiscal year 2022; however, we believe the percentage of revenue outside the United States is likely higher since many of our products are first delivered to a domestic location and ultimately shipped to a foreign location. We again expect revenue outside of the United States to represent a substantial portion of our revenue for fiscal year 2023 and subsequent years.

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

Increases in Tariffs, Trade Restrictions or Taxes on our Products Could Have an Adverse Impact on our Operations.

In fiscal year 2022, customers outside the United States accounted for approximately 60% of our revenues. We also purchase a portion of our raw materials from suppliers in China and other foreign countries. The commerce we conduct in the international marketplace makes us subject to tariffs, trade restrictions and other taxes when the raw materials we purchase, and the products we ship, cross international borders. Trade tensions between the United States and China, as well as those between the U.S. and Canada, Mexico and other countries have been escalating in recent years. Trade tensions have led to a series of tariffs imposed by the U.S. on imports from China, as well as retaliatory tariffs imposed by China on imports from the U.S. If the U.S. and China are able to negotiate the issues to restore a mutually advantageous and fair trading regime, the increased tariffs could be eliminated. Certain raw materials we purchase from China are subject to these tariffs which has increased our manufacturing costs. Products we sell into certain foreign markets could also become subject to similar retaliatory tariffs, making the products we sell uncompetitive to similar products not subjected to such import tariffs. Further changes in U.S. trade policies, tariffs, taxes, export restrictions or other trade barriers, or restrictions on raw materials including rare earth minerals, may limit our ability to produce products, increase our manufacturing costs, decrease our profit margins, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase raw materials, which could have a material adverse effect on our business, results of operations or financial conditions.

Climate Change and Legislation Designed to Reduce Climate Change

The physical and regulatory effects of climate change could have a negative impact on our operations, our customers’ operations and the overall demand for our customers’ products and, accordingly, our services. There is an increasing focus of local, state, regional, national and international regulatory bodies on Greenhouse Gas ("GHG") emissions and climate change issues. Legislation to regulate GHG emissions has periodically been introduced in the U.S. Congress, and there has been a wide-ranging policy debate, both in the United States and internationally, regarding the impact of these gases and possible means for their regulation. These efforts have included consideration of cap-and-trade programs, carbon taxes, GHG reporting and tracking programs and regulations that directly limit GHG emissions from certain sources. Some of the proposals would require industries to meet stringent new standards that would require substantial reductions in carbon emissions. Those reductions could be costly and difficult to implement. In the absence of federal GHG-limiting legislation, the EPA has determined that GHG emissions present a danger to public health and the environment and has adopted regulations that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain oil and natural gas system sources, implement Clean Air Act emission standards directing the reduction of methane emissions from certain new, modified, or reconstructed facilities in the oil and natural gas sector, and together with the DOT, implement GHG emissions limits on vehicles manufactured for operation in the United States.

In April 2016, the United States signed the Paris Agreement, which requires countries to review and “represent a progression” in their nationally determined contributions, which set emissions reduction goals, every five years. Under the Paris Agreement, the Biden Administration has committed the United States to reducing its greenhouse gas emissions by 50-52% from 2005 levels by 2030. In November 2021, the Unites States and other countries entered into the Glasgow Climate Pact, which includes a range of measures designed to address climate change, including, but not limited to the phase-out of fossil fuel subsidies, reducing methane emissions 30% by 2030, and cooperating toward the advancement of the development of clean energy. Several states and geographic regions in the United States have also adopted legislation and regulations to reduce emissions of GHGs, including cap and trade regimes and commitments to contribute to meeting the goals of the Paris Agreement.

Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States. President Biden and Congress have identified climate change as a priority, and it is likely that additional executive orders, regulatory action, and/or legislation targeting greenhouse gas emissions, or prohibiting or restricting oil and gas development activities in certain areas, will be proposed and/or promulgated during the Biden Administration. President Biden issued an executive order imposing a moratorium on new oil and gas leasing on federal lands and offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices. President Biden’s order also establishes climate change as a primary foreign policy and national security consideration, affirms that achieving net-zero greenhouse gas emissions by or before midcentury is a critical priority, affirms the Biden Administration’s desire to establish the United States as a leader in addressing climate change, generally further integrates climate change and environmental justice considerations into government agencies’ decision-making, and eliminates fossil fuel subsidies, among other measures. Other actions impacting oil and natural gas production activities that could be pursued by the Biden administration may include more restrictive requirements for the establishment of pipeline infrastructure or the permitting of liquified natural gas export facilities.

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

These political, litigation, and financial risks may result in our customers restricting or cancelling exploration or production activities which also could reduce demand for our products and services. In addition to regulatory impacts, the occurrence of weather events caused or exacerbated by climate change could impact local, national or global commodity demand or availability in ways that could be material to our business and/or the business of our customers.

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

A Continued General Downturn in the Economy in Future Periods May Adversely Affect Our Business

Economic slowdowns, currently or in the future, in the United States, China or India, could adversely affect our business in ways that we cannot predict. During times of economic slowdown, our customers may reduce their capital expenditures and defer or cancel pending projects and product orders. Such developments occur even among customers that are not experiencing financial difficulties. During times of economic slowdowns, some of our customers have (and other customers may have) undergone restructuring or bankruptcy that has or could adversely impact our revenues and profitability. Any economic downturn may adversely affect the demand for oil and gas generally or cause volatility in oil and gas commodity prices and, therefore, adversely affect the demand for delivery of our oil and gas products. It could also adversely affect the demand for consumer and industrial products, which could in turn adversely affect our Adjacent Markets business segment. To the extent these factors adversely affect other companies in the industries we serve, there could be an oversupply of products and services and downward pressure on pricing for our products and services, which could adversely affect us. Additionally, bankruptcies or financial difficulties among our oil and gas customers could reduce our cash flows and adversely impact our liquidity and profitability. For a discussion of the customers of our oil and gas products, see “The Limited Market for Our Oil and Gas Products Can Affect Our Revenue,” below.

Risks Associated with Our Business Strategy and Operations

Our New Products Require a Substantial Investment by Us in Research and Development Expense and May Not Achieve Market Acceptance

Our outlook and assumptions are based on various macro-economic factors and internal assessments, and actual market conditions could vary materially from those assumed. In recent years, we have incurred significant expenditures to fund our research and development efforts, and we intend to continue those expenditures in the future. However, research and development is by its nature speculative, and we cannot assure that these expenditures will result in the development of new products or services or that any new products and services we have developed recently or may develop in the future will be commercially marketable or profitable to us. In particular, we have incurred substantial expenditures to develop our oil and gas nodal seismic data acquisition systems, as well as other products for PRM applications. In addition, we try to use some of our capabilities to supply products to new adjacent and emerging markets. We cannot assure that we will realize our expectations regarding acceptance of and revenue generated by our new products and services in existing or new markets.

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

The Industries in Which We Operate are Characterized by Rapid Technological Development and Product Obsolescence, Which May Affect Our Ability to Provide Product Enhancements or New Products on a Timely and Cost-Effective Basis

Our instruments and equipment are constantly undergoing rapid technological improvement. Our future success depends on our ability to continue to:

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

Our Strategy of Renting Our Oil and Gas Seismic Products Exposes Us to Additional Risks Relating to Equipment Recovery, Rental Renewals, Technological Obsolescence and Impairment of Assets

Our rental fleet of oil and gas seismic equipment represents a significant portion of our assets and accounts for a significant portion of our revenue. Equipment we rent to our customers is frequently located in foreign countries where retrieval of the equipment after the termination of the rental agreement is difficult or impossible if the customer does not return the equipment. The costs associated with retrieving this equipment or the loss of equipment that is not retrieved could be significant and could adversely affect our operations and earnings.

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

Our Expansion into the Border and Perimeter Security Market May Not Be Successful

We have not previously operated in the border and perimeter security marketplace prior to our 2018 acquisition of Quantum. Quantum is also a relatively recent entrant into this marketplace, and Quantum was not cash-flow positive when we acquired it. In fiscal year 2021, we completed our first contract with the U.S. Customs and Border Protection (“CBP”), except for on-going service and maintenance. While we will continue to devote management time and resources, financial and otherwise, to develop our business in this marketplace, our lack of experience in this market makes it difficult to estimate our financial returns from this business. In addition, some of the customers for this business will be governmental entities and contracting with those entities can be difficult, costly, and unpredictable. We do not have extensive experience in government contracting, and so we may not win, retain, or perform under such future contracts in a manner that is profitable. If we are not successful in this emerging market segment, it will negatively impact our financial performance and could negatively impact our reputation and harm our other business segments.

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

Our Success Depends Upon a Limited Number of Key Personnel

Our success depends on attracting and retaining highly skilled professionals. A number of our employees are highly-skilled engineers and other professionals. In addition, our success depends to a significant extent upon the abilities and efforts of the members of our senior management team. If we fail to continue to attract and retain such professionals, our ability to compete in the industry could be adversely affected.

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

Our Credit Agreement Imposes Restrictions on Our Business

We and several of our subsidiaries domiciled in the United States are parties to a credit agreement. Amounts available for borrowing under the credit agreement are determined by a borrowing base, which is determined based upon certain of our domestic assets. Borrowings under the credit agreement will be principally secured by certain domestic assets. In addition, certain of our domestic subsidiaries have guaranteed our obligations under the credit agreement and such subsidiaries have secured the obligations by pledging certain assets. The credit agreement limits the incurrence of additional indebtedness, contains a covenant that requires us to maintain a certain amount of consolidated tangible net worth and contains other covenants customary in agreements of this type. Our ability to comply with these restrictions may be affected by events beyond our control, including, but not limited to, prevailing economic, financial and industry conditions and continuing declines in our product revenue. The breach of any of these covenants or restrictions, as well as any failure to make a payment of interest or principal when due, could result in a default under the credit agreement. Such a default would permit our lender to declare any amounts borrowed from it to be due and payable, together with accrued and unpaid interest, and our ability to borrow under the credit agreement could be terminated. If we are unable to repay any debts owed to our lender, the lender could proceed against the collateral securing such debt. While we intend to seek alternative sources of cash in such a situation, there is no guarantee that any alternative cash source would be available or would be available on terms favorable to us.

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

We Have a Relatively Small Public Float, and Our Stock Price May be Volatile

At September 30, 2022, we have approximately 12.2 million shares outstanding held by non-affiliates. This limited number of shares outstanding results in a relatively limited market for our common stock. Our daily trading volume for the year ended September 30, 2022 averaged approximately 48,000 shares. Our small float and daily trading volumes have in the past caused, and may in the future result in, significant volatility in our stock price.

Financial and Accounting Risks

Unfavorable Currency Exchange Rate Fluctuations Could Adversely Affect Our Results of Operations

Substantially all of our third-party revenue from the United States is invoiced in U.S. dollars, though from time to time we may invoice revenue transactions in foreign currencies including intercompany sales. As a result, we may be subject to foreign currency fluctuations on our revenue. The reporting currency for our financial statements is the U.S. dollar. However, the assets, liabilities, revenue and costs of our Russian, Canadian and United Kingdom subsidiaries and our Brazilian, Chinese and Colombian branch offices are denominated in currencies other than U.S. dollars. To prepare our consolidated financial statements, we must translate those assets, liabilities, revenue and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus these other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. These translations could result in significant changes to our results of operations from period to period. For the fiscal year ended September 30, 2022, approximately 8% of our consolidated revenue was related to the operations of our foreign subsidiaries and branches.

Our Long-Lived Assets May be Subject to Impairment

We periodically assess our long-lived assets for impairment. Significant sustained future decreases in crude oil and natural gas prices may require us to write down the value of our long-lived assets in our Oil and Gas Markets business segment, including our manufacturing facilities, manufacturing equipment and rental equipment if future cash flows anticipated to be generated from these assets fall below the asset’s net book value. Furthermore, we may be required to write down the value of other intangible assets related to our acquisitions of Quantum, the OptoSeis® fiber optic sensing technology or the goodwill and other intangible assets related to our Aquana acquisition if sufficient cash flows are not generated to recover the carrying value of such assets. If we are forced to write down the value of our long-lived assets, these noncash asset impairments could adversely affect our results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of September 30, 2022, our operations included the following locations:

Location	Owned/Leased	Approximate Square Footage/Acreage	Use	Segment (see notes below)
Houston, Texas	Owned	387,000	See Note 1 below	6 and 7
Houston, Texas	Owned	30,000	See Note 2 below	6
Houston, Texas	Owned	17.3 acres	See Note 3 below	6
Austin, Texas	Leased	9,000	See Note 4 below	6
Melbourne, Florida	Leased	7,000	See Note 5 below	8
Ufa, Bashkortostan, Russia	Owned	120,000	Manufacturing, sales and service	6
Calgary, Alberta, Canada	Owned	45,000	Manufacturing, sales and service	6 and 7
Luton, Bedfordshire, England	Owned	8,000	Sales and service	7
Beijing, China	Leased	1,000	Sales and service	6
Bogotá, Colombia	Owned	19,000	Sales and service	6

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
(4)
This property is located at 8701 Cross Park Drive, Suite 100, in Austin, Texas. This facility supports the majority of our OptoSeis® research and development and engineering operations.
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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Holders of Record

Our common stock is traded on The NASDAQ Global Select Market under the symbol “GEOS”. On October 31, 2022, there were approximately 139 holders of record of our common stock, and the closing price per share on such date was $4.04 as quoted by The NASDAQ Global Select Market.

Market Information for Common Stock

The following table shows the high and low per share sales prices for our common stock reported on The NASDAQ Global Select Market.

Year Ended September 30, 2022:	Low	High
Fourth Quarter	$4.10	$5.45
Third Quarter	4.64	6.72
Second Quarter	4.97	8.88
First Quarter	6.41	10.27

Year Ended September 30, 2021:
Fourth Quarter	$7.78	$10.94
Third Quarter	7.30	9.36
Second Quarter	8.15	12.40
First Quarter	5.02	10.29

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

Securities Authorized for Issuance under Equity Compensation Plans

The following equity plan information is provided as of September 30, 2022:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
	(In shares)	(In dollars per share)	(In shares)
Equity Compensation Plans Approved by Security Holders (1)	367,859	N/A	1,402,916
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	367,859	N/A	1,402,916

(1)
The number of securities shown in column (c) represents number of securities remaining available for issuance under the Company’s 2014 Long Term Incentive Plan, as amended (the “2014 Plan”). The 2014 Plan allows for the issuance of restricted stock awards, performance stock awards, performance stock unit awards, restricted stock unit awards (the foregoing, “Full Value Awards”), stock options and stock appreciation rights. For purposes of calculating the number of securities remaining under the 2014 Plan in column (c), Full Value Awards are counted as 1.5 shares for each share awarded. The number of securities shown in column (a) of the table above represents restricted stock unit awards outstanding under the 2014 Plan. Column (b) excludes restricted stock unit awards.

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

Background

We design and manufacture seismic instruments and equipment and primarily market these products to the oil and gas industry to locate, characterize and monitor hydrocarbon producing reservoirs. We also market our seismic products to other industries for vibration monitoring, border and perimeter security and various geotechnical applications. We design and manufacture other products of a non-seismic nature, including water meter products, imaging equipment and provide contract manufacturing services. For further informtion on the nature of our operations, see the information under the heading “Business” in this Annual Report on Form 10-K.

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

We report and evaluate financial information for three segments: Oil and Gas Markets, Adjacent Markets and Emerging Markets. Summary financial data by business segment follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2022	2021
Oil and Gas Markets
Traditional exploration product revenue	$6,597	$4,518
Wireless exploration product revenue	40,667	45,751
Reservoir product revenue	1,877	1,983
Total revenue	49,141	52,252
Operating loss	(7,539)	(16,229)
Adjacent Markets
Industrial product revenue	25,640	21,335
Imaging product revenue	13,531	11,084
Total revenue	39,171	32,419
Operating income	6,021	6,423
Emerging Markets
Revenue	711	10,193
Operating income (loss)	(9,128)	5,033
Corporate
Revenue	230	—
Operating loss	(12,490)	(12,098)
Consolidated Totals
Revenue	89,253	94,864
Operating loss	(23,136)	(16,871)

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

In light of current market conditions, the inventory balances in our Oil and Gas Markets business segment at September 30, 2022 continued to exceed levels we consider appropriate for the current level of product demand. We are continuing to work aggressively to reduce these legacy inventory balances; however, we are also adding new inventories for new wireless product developments and for other product demand in our Adjacent Markets segment. During periods of excessive inventory levels, our policy has been, and will continue to be, to record obsolescence expense as we experience reduced product demand and as our inventories continue to age. As difficult market conditions continue for the products in our Oil and Gas Markets segment, we are recording additional expenses for inventory obsolescence and will continue to do so in the future until product demand and/or resulting inventory turnover return to acceptable levels.

Armed Conflict Between Russia and Ukraine

A portion of our oil and gas product manufacturing is conducted through our wholly-owned subsidiary, Geospace Technologies Eurasia LLC, which is based in the Russian Federation. Consequently, our oil and gas business could be directly affected by the current war between Russia and Ukraine. Please see “Part I—Item 1A.—Risk Factors” for more information.

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

During the fiscal year ended September 30, 2022, our operations have, for the most part, remained open globally and the impact of the effects of COVID-19 to our personnel and operations has been limited. Our supply chain has become increasingly strained due to increased pricing for raw material and supplies coupled with longer than expected lead times. We initially experienced a reduction in demand for the rental of our OBX marine nodal products, which we believed was primarily the result of the pandemic; however, demand has increased in fiscal year 2022. We also believe our Adjacent Markets business segment has entered into a period of recovery from the initial effects of the COVID-19 pandemic, but we continue to be cautious about the pandemic’s effect on our other business segments and our supply chain. As a result, we continually communicate with our suppliers and customers as information is available to best manage this difficult situation.

Fiscal Year 2022 Compared to Fiscal Year 2021

Consolidated revenue for fiscal year 2022 was $89.3 million, a decrease of $5.6 million, or 5.9%, from fiscal year 2021. The decrease in revenue was primarily due to a reduction in revenue from our Emerging Markets segment related to our contract with the CBP and a decrease in revenue from sales of our wireless seismic products. The decrease in revenue was partially offset by increased rental revenue from our OBX rental fleet and higher sales of our industrial and imaging products.

Consolidated gross profit for fiscal year 2022 was $18.0 million, an increase of $1.7 million, or 10.7%, from fiscal year 2021. The increase in gross profit primarily resulted from (i) higher gross profit attributable to the increased utilization of our OBX rental fleet and (ii) the higher profit margins generated on wireless exploration product sales. The increase was partially offset by the reduction in revenue and related gross profit from our contract with the CBP discussed above.

Consolidated operating expenses for fiscal year 2022 were $41.2 million, an increase of $8.0 million, or 24.2%, from fiscal year 2021. The increase was due to (i) a $4.3 million goodwill impairment charge related to our Quantum acquisition, (ii) a $1.8 million increase in research and development project costs, (iii) a $1.4 million increase in personnel costs, (iv) $1.1 million in incremental operating costs associated with our acquisition of Aquana and (v) a $0.9 million increase in sales, marketing and other general business expenses. The increase was partially offset by a $1.5 million increase in a favorable non-cash adjustment to the estimated fair value of contingent consideration related to our Quantum and OptoSeis® acquisitions when compared to the prior fiscal year.

Consolidated other income for fiscal year 2022 was $0.5 million compared to $3.4 million from fiscal year 2021. The decrease in other income was primarily due to (i) a gain recognized on the sale of our investment in a debt security in fiscal year 2021, (ii) an increase in foreign exchanges losses and (iii) a decrease in interest income.

Consolidated income tax expense for fiscal year 2022 was $0.2 million compared to $0.6 million from fiscal year 2021. This decrease in income tax expense was primarily the result of a decrease in rental revenue earned in foreign jurisdictions requiring tax withholding. We are currently unable to record any tax benefits from the tax losses we incur in the U.S., Canada and Russian Federation due to the uncertainty surrounding our ability to utilize such losses in the future to offset taxable income.

Segment Results of Operations

Fiscal Year 2022 Compared to Fiscal Year 2021

Oil and Gas Markets

Revenue

Revenue from our Oil and Gas Markets products for fiscal year 2022 decreased $3.1 million, or 6.0%, from fiscal year 2021. Our product and rental revenue in this segment continues to be negatively impacted by a lack of spending by oil and gas exploration companies despite higher crude oil prices. The components of this decrease were as follows:

•
Traditional Exploration Product Revenue – Revenue from our traditional products increased $2.1 million, or 46.0% from the prior fiscal year. The increase primarily reflects higher demand for our sensor and marine products.
•
Wireless Exploration Product Revenue – Revenue from our wireless exploration products decreased $5.1 million, or 11.1%, from the prior fiscal year. The decrease was primarily due to the recognition of $12.5 million of revenue related to a land-based wireless system in the second quarter of fiscal year 2021 and a $9.9 million sale of used OBX rental equipment in the first quarter of fiscal year 2021. The decrease was partially offset by a $10.0 million sale of used OBX rental equipment in the second quarter of fiscal year 2022 and increased OBX rental revenue during fiscal year 2022.
•
Reservoir Product Revenue – Revenue from our reservoir products decreased $0.1 million, or 5.3%, from the prior fiscal year. The decrease in revenue was primarily due to lower reservoir monitoring service revenue. The decrease was largely offset by higher demand for our borehole products.

Operating Loss

Operating loss from our Oil and Gas Markets products for fiscal year 2022 was $(7.5) million, a decrease of $(8.7) million, or 53.5%, from the prior fiscal year. The decrease in operating loss was primarily due to (i) higher wireless rental revenue and related gross profits due to improved utilization of our OBX rental fleet and (ii) a $3.6 million increase to a favorable non-cash adjustment to the estimated fair value of contingent consideration related to our OptoSeis® acquisition when compared to the same period of the prior fiscal year. The decrease in operating loss was partially offset by an increase in research and development costs.

Adjacent Markets

Revenue

Revenue from our Adjacent Markets products for fiscal year 2022 increased $6.8 million, or 20.8%, from the prior fiscal year. While we experienced an increase in the demand for our Adjacent Markets products and services during fiscal year 2022 despite the global supply chain shortages, we cannot reasonably determine the lasting effects of the supply chain shortage on this operating segment. The components of this increases were as follows:

•
Industrial Product Revenue and Services – Revenue from our industrial products increased $4.3 million, or 20.2%, from the prior fiscal year. The increase was primarily due to higher demand for water meter products and contract manufacturing services.
•
Imaging Product Revenue – Revenue from our imaging products increased $2.4 million, or 22.1%, from the prior fiscal year. The increase was primarily due to higher demand for our imaging equipment.

Operating Income

Operating income from our Adjacent Markets products for fiscal year 2022 was $6.0 million, a decrease of $0.4 million, or 6.3% from the prior fiscal year. The decrease in operating income was primarily due (i) a $1.3 million increase in research and development expense, (ii) $1.0 million in incremental operating costs attributable to our acquisition of Aquana and (iii) a $0.4 million impairment charge on our manufacturing equipment. The decrease was largely offset by an increase in revenue and related gross profits for fiscal year 2022.

Emerging Markets

Revenue

Revenue from our Emerging Markets products for fiscal year 2022 was $0.7 million, compared to $10.2 million from the prior fiscal year. The decrease was due to $10.1 million of revenue recognized on our contract with the CBP during the prior fiscal year. We were awarded this contract during fiscal year 2020 to provide a technology solution to the Department of Homeland Security. The majority of the revenue related to this contract was recognized in fiscal year 2021. The contract was completed in the second quarter of fiscal year 2022.

Operating Income (Loss)

Operating income (loss) from our Emerging Markets products for fiscal year 2022 was $(9.1) million, compared to $5.0 million from the prior fiscal year. The decrease for fiscal year 2022 was primarily due to the revenue and related gross profit recognized on our contract with the CBP in the prior fiscal year. The decrease in operating income (loss) was also due (i) a non-cash goodwill impairment charge of $4.3 million and (ii) a $2.0 million decrease to a favorable non-cash adjustment to the estimated fair value of contingent consideration related to our Quantum acquisition when compared to the same period of the prior fiscal year.

Liquidity and Capital Resources

Fiscal Year 2022

At September 30, 2022, we had approximately $17.0 million in cash and cash equivalents and short-term investments. For the fiscal year ended September 30, 2022, we used $10.0 million of cash from operating activities. Our net loss of $22.9 million was offset by net non-cash charges of $24.6 million resulting from deferred income taxes, depreciation, amortization, asset impairments, accretion, inventory obsolescence, stock-based compensation, bad debt expense and changes in the estimated fair value of contingent consideration. Other uses of cash in our operations primarily included (i) the removal of $11.1 million gross profit from the sale of used rental equipment as it is included in investing activities, (ii) a $0.8 million decrease in accounts payable due to the timing of payments to suppliers, (iii) a $2.4 million increase in inventories to meet an increase in demand for our Adjacent Markets products and (iv) a $0.7 million decrease in other liabilities primarily due to a decrease in customer deposits on rental equipment and a decrease in accrued compensation costs. Offsetting these uses of cash primarily included (i) a $1.8 million decrease in trade accounts and notes receivable primarily due to the timing of collections from customers and (ii) a $1.1 million decrease in unbilled receivables resulting from the collection of billings to the CBP.

For the fiscal year ended September 30, 2022, we generated cash of $14.1 million in investing activities. Sources of cash included (i) net proceeds of $8.5 million from the sale of short-term investments and (ii) proceeds of $11.6 million from the sale of used rental equipment. Offsetting these sources were (i) $1.1 million for additions to our property, plant and equipment and (ii) $4.8 million for additions to our equipment rental fleet. We expect our cash investments in our rental fleet to be approximately $6 million in fiscal year 2023. We expect fiscal year 2023 cash investments in property, plant and equipment will be approximately $1 million during fiscal year 2023. Our capital expenditures are expected to be funded from our cash on hand, internal cash flows, cash flows from our rental contracts or, if necessary, borrowings under our new credit agreement.

For the fiscal year ended September 30, 2022, we used $1.7 million from financing activities. Uses of cash included (i) $0.8 million for contingent consideration payments to the former shareholders of Quantum, (ii) debt issuance costs of $0.2 million incurred in connection with our new credit agreement and (iii) $0.7 million for the purchase of treasury stock pursuant to a stock buy-back program authorized by our board of directors in November 2020. The stock buy-back program authorized us to repurchase up to $7.5 million of our common stock in open market transactions. The program was completed in November 2021.

Our available cash and cash equivalents and short-term investments totaled $17.0 million at September 30, 2022, which included $2.6 million of cash and cash equivalents held by our foreign subsidiaries and branch offices, of which $1.8 million was held by our subsidiary in the Russian Federation. . In response to sanctions imposed by the U.S. and others on Russia, the Russian government has imposed restrictions on companies’ abilities to repatriate or otherwise remit cash from their Russian-based operations to locations outside of Russia. As a result, this cash can be used in our Russian operations, but we may be unable to transfer it out of Russia without incurring substantial costs, if at all. In addition, if we were to repatriate the cash held by our Russian subsidiary, we would be required to accrue and pay taxes on any amount repatriated.

In May 2022, we entered into a credit agreement (the “Agreement”) with Amerisource Funding, Inc., as administrative agent and as a lender, and Woodforest National Bank, as a lender. Available borrowings under the Agreement are determined by a borrowing base with a maximum availability of $10 million. The borrowing base is determined based upon certain of our domestic assets which include (i) 70% loan to value of our property located at 6410 Langfield Road in Houston, Texas (the “Property”), (ii) 50% of forced liquidation value of equipment, (iii) 80% of certain accounts receivable and (iv) 50% of forced liquidation value of certain inventory (inventory borrowing base limited to 100% of borrowing base credit given toward accounts receivable). The Agreement is for a two-year term with all funds borrowed due at the expiration of the term. The interest rate on borrowed funds is the Wall Street prime rate (with a minimum of 3.25%) plus 4.00%. We are required to make monthly interest payments on borrowed funds. Borrowings under the Agreement will be principally secured by the Property and our domestic equipment, inventory and accounts receivables. In addition, certain of our domestic subsidiaries have guaranteed our obligations under the Agreement and such subsidiaries have secured the obligations by pledging certain assets. The Agreement requires us to maintain a minimum consolidated tangible net worth of $100 million. We expect to remain in compliance with this requirement in fiscal year 2023.

At September 30, 2022, we had no borrowings outstanding and were compliant with all covenants under the Agreement. Our borrowing availability at September 30, 2022 was $8.5 million. We do not currently anticipate the need to borrow under the Agreement, however, we may decide to do so in the future, if needed.

Our available cash and cash equivalent and short-term investments decreased $6.6 million during fiscal year 2022. In the absence of future profitable results of operations, we may need to rely on other sources of liquidity to fund our future operations, including executed rental contracts, available borrowings under our Agreement through its expiration in May 2024, leveraging or sales of real estate assets, sales of rental assets and other liquidity sources which may be available to us. We currently believe that our cash, cash equivalents and short-term investments will be sufficient to finance any future operating losses and planned capital expenditures through the next twelve months.

We do not have any obligations which meet the definition of an off-balance sheet arrangement and which have or are reasonably likely to have a current or future effect on our financial statements or the items contained therein that are material to investors.

Contractual Obligations

Contingent Consideration

We recorded an initial contingent consideration liability of $7.7 million in connection with our July 2018 acquisition of Quantum. Subsequent to the acquisition, we reduced the liability to $0.2 million as of September 30, 2022 as a result of $2.3 million of earn-out payments made through June 2022 and $5.2 million in adjustments to reduce the value of expected future payments. Contingent payments derived from eligible revenue generated during the four-year post-acquisition period ended July 2022 can be paid in the form of cash or Company stock. In November 2022, the Company paid in cash the remaining $0.2 million liability to the former shareholders of Quantum. Subsequent to this payment, there are no further contingent payment obligations related to this acquisition.

We recorded an initial contingent consideration liability of $4.3 million in connection with our November 2018 acquisition of all the intellectual property and related assets of the OptoSeis® fiber optic sensing technology. We decreased the estimated liability to zero as of September 30, 2022 as a result of the unlikelihood any eligible revenue will be generated during the earn-out period. Contingent cash payments were to be derived from eligible revenue generated during a five-and-a-half year post-acquisition earn-out period ending in May 2024. In order for revenue to be considered eligible, sales contracts must be entered into during the first four years of the earn-out period, which ended November 13, 2022. No sales contracts were entered into during this period and we have no contingent payment obligations related to this acquisition.

Contingent Compensation Costs

In connection with the acquisition of Aquana in July 2021, we are subject to additional contingent cash payments to the former members of Aquana over a six-year earn-out period. The contingent payments, if any, will be derived from certain eligible revenue generated during the earn-out period from products and services sold by Aquana. There is no maximum limit to the contingent cash payments that could be made. The merger agreement with Aquana requires the continued employment of a certain key employee and former member of Aquana for the first four years of the six year earn-out period in order for any of Aquana’s former members to be eligible to receive any earn-out payments. In accordance with ASC 805, Business Combinations, due to the continued employment requirement, no liability has been recorded for the estimated fair value of contingent earn-out payments for this transaction. Earn-outs achieved, if any, will be recorded as compensation expense when incurred.

See Note 18 to our consolidated financial statements in this Annual Report on Form 10-K for more information on our contractual contingencies.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We consider many factors in selecting appropriate operational and financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. We continually evaluate our estimates, including those related to revenue recognition, bad debt reserves, inventory obsolescence reserves, goodwill and long-lived asset impairment. We base our estimates on historical experience and various other factors, including the impact from the current economic conditions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different conditions or assumptions.

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

Regarding our Oil and Gas Markets business segment, demand for our products are subject to volatile fluctuations in crude oil prices. As a result of substantial declines in crude oil prices in recent years combined with the recent reduced global demand for oil and gas as a result of the COVID-19 pandemic, oil and gas exploration and production companies experienced a significant reduction in cash flows resulting in sharp reductions in their capital spending budgets for oil and gas exploration-focused activities including seismic data acquisition activities. While we have experienced stronger marine nodal rental activity in fiscal year 2022, the need for new seismic equipment, particularly land-based equipment, remains restrained due to our customers’ (i) limited capital resources, (ii) lack of visibility into future demand for their seismic services and (iii) in some cases, under-utilized legacy equipment. Crude oil prices have recently rebounded; however, lasting higher levels of oil and gas commodity pricing may not stabilize in the long term, thus continuing the challenging industry conditions we have experienced in previous fiscal years.

Many of our land-based traditional seismic products can be damaged, destroyed or otherwise consumed during our customer’s field operations. We expect fiscal year 2023 demand for our land-based traditional seismic products may increase slightly over fiscal year 2022 levels.

It is uncertain what revenue impact our land-based wireless data recorder will have during fiscal year 2023 in light of the tepid market demand for oil and gas seismic services and equipment, but we are optimistic demand during fiscal year 2023 will exceed fiscal year 2022 levels.

The vast majority of our oil and gas rental revenue in fiscal year 2022 was derived from short-term rentals of our OBX ocean-bottom recorder. We believe our OBX rental revenue will increase substantially in fiscal year 2023 as a result of rental contracts executed during fiscal year 2022 and anticipated new rental contracts, but we can make no assurance in this regard.

We expect that fiscal year 2023 revenue from our oil and gas reservoir products, and principally our borehole tools and services, will increase slightly over fiscal year 2022 levels. We have not received any orders for a large-scale seabed PRM system since November 2012, although we do believe opportunities for PRM orders do exist in today's market. If a large scale PRM order were received in fiscal year 2023, it could significantly impact our fiscal year 2023 or fiscal year 2024 revenue and profits.

We expect fiscal year 2023 revenue from our Adjacent Markets products to increase over fiscal year 2022 levels due to our acquisition of Aquana and intergration of Aquana's products into our business and optimisim that demand for our industrial, imaging products and contract manufacturing services will continue to increase in fiscal year 2023.

We expect fiscal year 2023 revenue from our Emerging Markets products to increase over 2022 levels largely due to optimism of obtaining new security-related contracts and opportunities with oil and gas industry customers.

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

In connection with the preparation of this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our management, including the CEO and CFO, as of September 30, 2022 of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective as of September 30, 2022.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control Integrated Framework (2013). Based on this assessment, our management concluded that, as of September 30, 2022, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is contained in our definitive Proxy Statement to be distributed within 120 days of September 30, 2022 in connection with our 2023 Annual Meeting of Stockholders under the captions “Election of Directors,” “Executive Officers and Compensation,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item is contained in our definitive Proxy Statement to be distributed within 120 days of September 30, 2022 in connection with our 2023 Annual Meeting of Stockholders under the caption “Executive Officers and Compensation” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is contained in our definitive Proxy Statement to be distributed within 120 days of September 30, 2022 in connection with our 2023 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference, and in Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” contained in Part II hereof.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item is contained in our definitive Proxy Statement to be distributed within 120 days of September 30, 2022 in connection with our 2023 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item is contained in our definitive Proxy Statement to be distributed within 120 days of September 30, 2022 in connection with our 2023 Annual Meeting of Stockholders under the caption “Independent Public Accountants” and is incorporated herein by reference.

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

10.19

Geospace Technologies Corporation Annual Bonus Program (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2017 filed December 1, 2017).*

10.20

First Amendment effective October 1, 2008 to Employment Agreement dated as of August 1, 1997, between the Company and Michael J. Sheen (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, filed February 5, 2010).*

10.21

Second Amendment effective November 17, 2020 to Employment Agreement dated as of August 1, 1997, between the Company and Michael J. Sheen (incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 23, 2020, File No.: 001-13601).*

10.22

Revolving Loan and Security Agreement dated May 6, 2022 among Geospace Technologies Corporation and GTC, Inc., as borrowers, Amerisource Funding, Inc. and Woodforest National Bank, as lenders, and Amerisource Funding, Inc., as administrative agent for lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 10, 2022).

10.23

Commercial Contract – Improved Property, dated June 3, 2019 by and between GTC, Inc. and Harmony Public Schools (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 3, 2019).

10.24

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

101

The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets as of September 30, 2022 and September 30, 2021, (ii) the Consolidated Statements of Operations for the years ended September 30, 2022 and 2021, (iii) the Consolidated Statements of Comprehensive Loss for the years ended September 30, 2022 and 2021, (iv) the Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2022 and 2021, (v) the Consolidated Statements of Cash Flows for the years ended September 30, 2022 and 2021 and (vi) Notes to Consolidated Financial Statements.**

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022 formatted in iXBRL. **

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
November 18, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WALTER R. WHEELER	Director, President and Chief Executive Officer	November 18, 2022
Walter R. Wheeler	(Principal Executive Officer)

/s/ ROBERT L. CURDA	Vice President, Chief Financial Officer and Secretary	November 18, 2022
Robert L. Curda	(Principal Financial Officer and Principal Accounting Officer)

/s/ GARY D. OWENS	Chairman of the Board	November 18, 2022
Gary D. Owens

/s/ MARGARET S. ASHWORTH	Director	November 18, 2022
Margaret S. Ashworth

/s/ THOMAS L. DAVIS	Director	November 18, 2022
Thomas L. Davis
/s/ EDGAR R. GIESINGER, JR.	Director	November 18, 2022
Edgar R. Giesinger, Jr.
/s/ TINA M. LANGTRY	Director	November 18, 2022
Tina M. Langtry
/s/ RICHARD F. MILES	Director	November 18, 2022
Richard F. Miles

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Geospace Technologies Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Geospace Technologies Corporation and its subsidiaries (the Company) as of September 30, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Inventory Valuation

As described in Note 1 to the consolidated financial statements, the Company’s consolidated inventories balance, which is stated at lower of cost or net realizable value, was $32.5 million as of September 30, 2022. The valuation of inventories is based on the Company’s periodic review of the composition of its inventories to determine if market demand, product modifications, technology changes, excessive quantities on-hand and other factors hinder its ability to recover its investment in such inventories. The Company’s assessment is based upon historical product demand, estimated future product demand and various other judgments and estimates. Inventory obsolescence reserves are recorded when such assessments reveal that portions or components of the Company’s investment will not be realized in its operating activities.

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

Our audit procedures related to the Company’s valuation of inventory included the following, among others:

•
We evaluated management’s calculation of the inventory valuation reserve by testing the mathematical accuracy of the calculation.
•
We tested the completeness, accuracy, and relevance of the reports and inputs used in the Company’s analysis

•
We evaluated the appropriateness and consistency of management's methods and assumptions used in developing their estimate of the inventory valuation reserve, which included consideration of recent changes in historical usage information.
•
We evaluated management’s process for subsequent adjustments to net realizable value by performing a retrospective review on an individual item basis to test for subsequent changes in the inventory values after the net realizable value had been established.
•
We compared actual purchases and sales data on an individual item basis for all inventory items and aggregated to perform an independent assessment of the net realizable value of inventory.

Valuation of Goodwill—Emerging Markets Reporting Unit

As discussed in Note 11 to the consolidated financial statements, the Company assessed $4.3 million of goodwill and $3.5 million of other intangible assets associated with its Emerging Markets reporting unit, which was also determined to be an asset group for purposes of its long-lived asset recoverability assessment, for impairment. The Company performed a quantitative assessment on the goodwill at its Emerging Markets reporting unit. As part of this quantitative assessment, the Company determines the fair value of the reporting unit using a discounted cash flow model. The Company also performed a recoverability assessment on the long-lived assets of the Emerging Markets asset group in which its carrying value was compared to estimated undiscounted cash flows over the remaining useful life of the asset group’s primary asset, its developed technology. Key assumptions in the analyses include revenue and cash flow projections. Discount rates, long-term growth rates, and the effective tax rate are also key assumptions for the goodwill impairment assessment. Estimated future cash flows of the Company’s Emerging Markets reporting unit include the Company’s ability to obtain an additional contract with its significant customer.

We identified the valuation of goodwill and long-lived assets for the Emerging Market's reporting unit as a critical audit matter because of the significant assumptions management makes in determining the estimate, including revenue and cash flow projections and the discount rate utilized. Auditing management’s assumptions of revenue and cash flow projections and the discount rate involved a high degree of auditor judgment and increased audit effort, including the use of valuation specialists, as management’s assumptions are subjective, and changes in these assumptions could have a significant impact on the fair value of the Emerging Market's reporting unit and potential impairment charges.

Our audit procedures related to the Company’s valuation of goodwill and long-lived assets for the Emerging Markets reporting unit included the following, among others:

•
We evaluated the reasonableness of management’s revenue and cash flow projections by comparing management’s prior forecasts to historical results for the Company.
•
We evaluated management’s cash flow projections by comparing to historical results, inquiry of management of the reporting unit regarding additional contracts with its significant customer, review of publicly available industry information, and testing the completeness and accuracy of the data used in the projections.
•
With the assistance of our valuation specialists, we evaluated the reasonableness of the Company’s valuation methodology and the discount rates utilized by comparing them to comparable companies and market data.

We have served as the Company’s auditor since 2018.

Houston, Texas

November 18, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Geospace Technologies Corporation

Our audits of the consolidated financial statements referred to in our report dated November 18, 2022, (included elsewhere in this Annual Report on Form 10-K) also included the financial statement schedule of Geospace Technologies Corporation and its subsidiaries, listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of Geospace Technologies Corporation's management. Our responsibility is to express an opinion based on our audits of the consolidated financial statements.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Houston, Texas

November 18, 2022

Geospace Technologies Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share amounts)

	AS OF SEPTEMBER 30,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$16,109	$14,066
Short-term investments	894	9,496
Trade accounts and financing receivables, net	20,886	17,159
Unbilled receivables	—	1,051
Inventories, net	19,995	16,196
Prepaid expenses and other current assets	2,077	2,062
Total current assets	59,961	60,030

Non-current financing receivables	—	2,938
Non-current inventories, net	12,526	18,103
Rental equipment, net	28,199	38,905
Property, plant and equipment, net	26,598	29,983
Operating right-of-use assets	957	1,191
Goodwill	736	5,072
Other intangible assets, net	5,573	7,250
Other non-current assets	506	457
Total assets	$135,056	$163,929

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable trade	$5,595	$6,391
Contingent consideration	175	807
Operating lease liabilities	241	225
Other current liabilities	6,616	7,799
Total current liabilities	12,627	15,222

Non-current contingent consideration	—	5,210
Non-current operating lease liabilities	769	1,009
Deferred tax liabilities, net	13	31
Total liabilities	13,409	21,472

Commitments and contingencies (Note 18)

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 13,863,233 and 13,738,971 shares issued, respectively; and 13,021,241 and 12,969,542 shares outstanding, respectively	139	137
Additional paid-in capital	94,667	92,935
Retained earnings	49,654	72,510
Accumulated other comprehensive loss	(15,313)	(16,320)
Treasury stock, at cost, 841,992 and 769,429 shares, respectively	(7,500)	(6,805)
Total stockholders’ equity	121,647	142,457
Total liabilities and stockholders’ equity	$135,056	$163,929

The accompanying notes are an integral part of the consolidated financial statements.

Geospace Technologies Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	YEAR ENDED SEPTEMBER 30,
	2022	2021
Revenue:
Products	$64,109	$75,864
Rental equipment	25,144	19,000
Total revenue	89,253	94,864
Cost of revenue:
Products	51,649	58,884
Rental equipment	19,561	19,686
Total cost of revenue	71,210	78,570

Gross profit	18,043	16,294

Operating expenses:
Selling, general and administrative	23,482	21,926
Research and development	18,104	14,839
Goodwill impairment	4,336	—
Change in estimated fair value of contingent consideration	(5,035)	(3,524)
Bad debt expense (recovery)	292	(76)
Total operating expenses	41,179	33,165

Loss from operations	(23,136)	(16,871)

Other income (expense):
Interest expense	(65)	—
Interest income	976	1,441
Gain (loss) on investments, net	(22)	1,993
Foreign exchange losses, net	(397)	(41)
Other, net	(39)	—
Total other income, net	453	3,393

Loss before income taxes	(22,683)	(13,478)
Income tax expense	173	578
Net loss	$(22,856)	$(14,056)

Loss per common share:
Basic	$(1.76)	$(1.05)
Diluted	$(1.76)	$(1.05)

Weighted average common shares outstanding:
Basic	12,987,996	13,358,930
Diluted	12,987,996	13,358,930

The accompanying notes are an integral part of the consolidated financial statements.

Geospace Technologies Corporation and Subsidiaries

Consolidated Statements of Comprehensive Loss

(In thousands)

	YEAR ENDED SEPTEMBER 30,
	2022	2021
Net loss	$(22,856)	$(14,056)
Other comprehensive income (loss):
Change in unrealized losses on available-for-sale securities, net of tax	—	(15)
Foreign currency translation adjustments	1,007	393
Total other comprehensive income, net	1,007	378
Total comprehensive loss	$(21,849)	$(13,678)

The accompanying notes are an integral part of the consolidated financial statements.

Geospace Technologies Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the years ended September 30, 2022 and 2021

(In thousands, except share amounts)

	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Treasury Stock	Total
Balance at October 1, 2020	13,670,639	$137	$90,965	$86,566	$(16,698)	$—	$160,970

Net loss	—	—	—	(14,056)	—	—	(14,056)
Other comprehensive income	—	—	—	—	378	—	378
Issuance of common stock pursuant to the vesting of restricted stock units	70,832	—	—	—	—	—	—
Forfeiture of restricted stock	(2,500)	—	—	—	—	—	—
Purchase of treasury stock	(769,429)					(6,805)	(6,805)
Stock-based compensation	—	—	1,970	—	—	—	1,970
Balance at September 30, 2021	12,969,542	137	92,935	72,510	(16,320)	(6,805)	142,457

Net loss	—	—	—	(22,856)	—	—	(22,856)
Other comprehensive income	—	—	—	—	1,007	—	1,007
Issuance of common stock pursuant to the vesting of restricted stock units	124,262	2	(2)	—	—	—	—
Purchase of treasury stock	(72,563)	—	—	—	—	(695)	(695)
Stock-based compensation	—	—	1,734	—	—	—	1,734
Balance at September 30, 2022	13,021,241	$139	$94,667	$49,654	$(15,313)	$(7,500)	$121,647

The accompanying notes are an integral part of the consolidated financial statements.

Geospace Technologies Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	YEAR ENDED SEPTEMBER 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(22,856)	$(14,056)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income tax expense (benefit)	(17)	3
Rental equipment depreciation	13,740	15,075
Property, plant and equipment depreciation	4,143	3,956
Amortization of intangible assets	1,677	1,746
Goodwill impairment expense	4,336	—
Property, plant and equipment impairment expense	401	—
Accretion of discounts on short-term investments	96	96
Stock-based compensation expense	1,734	1,970
Bad debt expense (recovery)	292	(76)
Inventory obsolescence expense	3,222	3,001
Change in estimated fair value of contingent consideration	(5,035)	(3,524)
Gross profit from sale of used rental equipment	(11,061)	(6,678)
Gain on disposal of property, plant and equipment	(54)	—
Realized loss (gain) on sale of investments, net	22	(1,993)
Effects of changes in operating assets and liabilities:
Trade accounts and notes receivables	1,751	(2,973)
Unbilled receivables	1,051	(1,051)
Inventories	(2,357)	(7,674)
Other assets	349	5,368
Accounts payable trade	(786)	4,712
Other liabilities	(683)	(5,074)
Net cash used in operating activities	(10,035)	(7,172)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,130)	(3,188)
Investment in rental equipment	(4,832)	(2,121)
Proceeds from the sale of property, plant and equipment	54	16
Proceeds from the sale of used rental equipment	11,583	10,626
Purchase of short-term investments	(450)	(12,544)
Proceeds from the sale of short-term investments	8,924	3,170
Business acquisition, net of acquired cash	—	(1,346)
Proceeds from sale of investment in debt security	—	2,069
Net cash provided by (used in) investing activities	14,149	(3,318)

Cash flows from financing activities:
Payments of contingent consideration	(807)	(1,421)
Debt issuance costs	(211)	—
Purchase of treasury stock	(695)	(6,805)
Net cash used in financing activities	(1,713)	(8,226)

Effect of exchange rate changes on cash	(358)	96
Increase (decrease) in cash and cash equivalents	2,043	(18,620)
Cash and cash equivalents, beginning of fiscal year	14,066	32,686
Cash and cash equivalents, end of fiscal year	$16,109	$14,066

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

Basis of Presentation

The accompanying financial statements present the consolidated financial position, results of operations and cash flows of the Company in accordance with U.S. generally accepted accounting principles ("GAAP'). All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company considers many factors in selecting appropriate operational and financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. The Company continually evaluates its estimates, including those related to revenue recognition, bad debt reserves, collectability of rental revenue, inventory obsolescence reserves, self-insurance reserves, product warranty reserves, useful lives of long-lived assets, impairment of long-lived assets, impairment of goodwill and other intangible assets, contingent consideration and deferred income tax assets. The Company bases its estimates on historical experience and various other factors that are believed to be reasonable under the circumstances. While management believes current estimates are reasonable and appropriate, actual results may differ from these estimates under different conditions or assumptions.

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with an original or remaining maturity at the time of purchase of three months or less to be cash equivalents. At September 30, 2022, the Company had restricted cash of $0.2 million on deposit with a bank which serves as collateral on employee issued credit cards. The Company had no restricted cash at September 30, 2021. At September 30, 2022, cash and cash equivalents included $2.6 million held by the Company’s foreign subsidiaries and branch offices, including $1.8 million held by its subsidiary in the Russian Federation. In response to sanctions imposed by the U.S. and others on Russia, the Russian government has imposed restrictions on companies’ abilities to repatriate or otherwise remit cash from their Russian-based operations to locations outside of Russia. As a result, this cash can be used in our Russian operations, but the Company may be unable to transfer it out of Russia without incurring substantial costs, if at all. In addition, if the Company were to repatriate the cash held by its Russian subsidiary, it would be required to accrue and pay taxes on any amount repatriated.

Concentrations of Risk

Credit

The Company maintains its cash in bank deposit accounts that, at times, exceed federally insured limits. Management of the Company believes that the financial strength of the financial institutions holding such deposits minimizes the credit risk of such deposits.

The Company sells products to customers throughout the United States and various foreign countries. The Company’s normal credit terms for trade receivables are 30 days. In certain situations, credit terms may be extended to 60 days or longer. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for its trade receivables. Additionally, the Company provides long-term financing in the form of promissory notes and sales-type leases when competitive conditions require such financing. In such cases, the Company may require collateral. Allowances are recognized for potential credit losses. One customer comprised 29.3% of the Company’s revenue during fiscal year 2022. At September 30, 2022, the Company had trade accounts and financing receivables from this customer of $5.5 million. Three customers comprised 19.8%, 16.4% and 10.6%, of the Company’s revenue during fiscal year 2021. At September 30, 2021, the Company had trade accounts and financing receivables from these customers of $4.9 million, $7.4 million and $1.1 million, respectively.

Supplier

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Certain models of the Company’s oil and gas marine wireless products require a timing device it purchases from a United States manufacturer. The Company currently does not possess the ability to manufacture this component and has no other reliable source for this device. If this manufacturer were to discontinue its production of this timing device, were to become unwilling to contract with the Company on competitive terms or were unable to supply the component in sufficient quantities to meet its requirements, the Company’s ability to compete in the marine wireless marketplace could be impaired, which could adversely affect its financial performance. The device is used in certain models of the Company’s rental equipment. Product sales requiring this device represented approximately 11% of the Company's revenue in fiscal year 2022. There were no product sales requiring this device in fiscal year 2021.

The Company purchases all of its thermal film from one manufacturer for its imaging products. Except for the film sold to the Company by this manufacturer, the Company knows of no other source for thermal film that performs as well in its imaging equipment. If the manufacturer were to discontinue producing thermal film, were to become unwilling to contract with the Company on competitive terms or were unable to supply thermal film in sufficient quantities to meet its requirements, the Company’s ability to compete in the direct thermal imaging marketplace could be impaired, which could adversely affect its financial performance. Thermal film sales represented approximately 8% and 7% of the Company’s revenue in fiscal year 2022 and 2021, respectively.

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

The Company is actively monitoring the situation in Ukraine and Russia and assessing its impact on its business, including its wholly-owned subsidiary Geospace Technologies Eurasia LLC. The net carrying value of this subsidiary on the Company's consolidated balance sheet at September 30, 2022 was $6.0 million. The subsidiary generated $1.9 million in revenue from domestic sales and the Company imported $1.9 million of products from the subsidiary in fiscal year 2022. The Company has no way to predict the duration, progress or outcome of the military conflict in Ukraine. The extent and duration of the military action, sanctions, and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and the Company's business for an unknown period of time.

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

At March 31, 2022, in light of the Company’s losses from operations for the six months ended March 31, 2022 and for fiscal year 2021 and the current war between Russia and Ukraine, management reviewed the recoverability of the carrying value of certain asset groups based on future undiscounted cash flows and determined that their expected future cash flows exceeded their carrying value. No additional indicators of impairment related to this asset group were observed at September 30, 2022.

At September 30, 2022, in light of the Company's impairment of its goodwill associated with its Emerging Markets reporting unit, the Company reviewed the recoverability of the carrying value of the long-lived assets of this reporting unit and determined that their undiscounted cash flows exceeded their carrying value. As a result, no impairment charges were necessary to the Company's long-lived assets associated with its Emerging Markets reporting unit.

At September 30, 2022, in light of the Company's decision to dispose of certain manufacturing cabling equipment, the Company reviewed the recoverability of the carrying value of these assets and determined that their carrying value exceeded their fair value. As a result of the fair value analysis, an impairment charge of $0.4 million was recorded in the fourth quarter of fiscal year 2022 related to the equipment. The impairment charge is included as a component of cost of revenue in the Company’s consolidated statements of operations.

Goodwill

The Company conducts its evaluation of goodwill at the reporting unit level on an annual basis as of September 30 and more frequently if events or circumstances indicate that the carrying value of a reporting unit exceeds its fair value. The guidance on the testing of goodwill for impairment provides the option to first assess qualitative factors to determine if the fair value of a reporting unit exceeds its carrying amount. If, based on the qualitative assessment of events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is more than its carrying amount then it is not necessary to perform a quantitative assessment. However, if an entity concludes otherwise, then a quantitative assessment must be performed. If, based on the quantitative assessment, the Company determines that the fair value of a reporting unit is less that its carrying amount, a goodwill impairment is recognized equal to the difference between the carrying amount of the reporting unit and its fair value, not to exceed the carrying amount of the goodwill. At September 30, 2022, the Company impaired its goodwill associated with its Emerging Markets reporting unit. See Note 11 for more information.

Other Intangible Assets

Intangible assets are carried at cost, net of accumulated amortization. The estimated useful life of the Company’s other intangible assets are evaluated each reporting period to determine whether events or circumstances warrant a revision to the remaining amortization

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

Contingent Consideration

The Company established earn-out liabilities in connection with its business acquisitions in fiscal year 2018 and 2019. The Company engaged the services of a valuation firm to measure the initial fair value of the earn-out liabilities as of the acquisition date for each business. The valuation technique used to measure the fair value of the liability was derived from models utilizing market observable inputs, internal estimates and the use of internal projections of future revenue and/or gross profits. The Company reviews the fair value of its contingent earn-out liabilities on a quarterly basis. Adjustments to the liabilities are included as a component of earnings in the consolidated statements of operations. See Note 18 to these consolidated financial statements for additional information.

Research and Development Costs

The Company expenses research and development costs as incurred. Research and development costs include salaries, employee benefit costs, department supplies, direct project costs and other related costs.

Product Warranties

Most of the Company’s products do not require installation assistance or sophisticated instructions. The Company offers a standard product warranty obligating it to repair or replace equipment with manufacturing defects. The Company maintains a reserve for future warranty costs based on historical experience or, in the absence of historical product experience, management’s estimates. Reserves for future warranty costs are included within other current liabilities on the consolidated balance sheets.

Changes in the product warranty reserve are reflected in the following table (in thousands):

Balance at October 1, 2020	$258
Accruals for warranties issued during the year	814
Settlements made (in cash or in kind) during the year	(693)
Balance at September 30, 2021	379
Accruals for warranties issued during the year	1,431
Settlements made (in cash or in kind) during the year	(1,286)
Balance at September 30, 2022	$524

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

Fair Value

Fair value is the price that would be received to sell an asset or the amount paid to transfer a liability in an orderly transaction between market participants (an exit price) at the measurement date. GAAP has established a fair value hierarchy which prioritizes the inputs to the valuation techniques used to measure fair value into three levels. These levels are determined based on the lowest level input that is significant to the fair value measurement. Level 1 represents unadjusted quoted prices in active markets for identical assets and liabilities. Level 2 represents quoted prices for similar assets and liabilities in active markets (other than those included in Level 1) which are observable, either directly or indirectly. Level 3 represents valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. Also see Note 5 to these consolidated financial statements.

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

The Company classifies interest and penalties associated with the payment of income taxes, if any, in the Other Income (Expense) section of its consolidated statements of operations. The Company incurred no interest or penalties for the fiscal years ended September 30, 2022 and 2021.

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (the “FASB”) issued guidance on simplifying the accounting for income taxes. The guidance eliminates certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted this standard during the first quarter of fiscal year 2022. The adoption of this guidance did not have any impact on the Company's consolidated financial statements.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued guidance surrounding credit losses for financial instruments that replaces the incurred loss impairment methodology in generally accepted accounting principles. The new impairment model requires immediate recognition of estimated credit losses expected to occur for most financial assets and certain other financial instruments. For available-for-sale debt securities with unrealized losses, credit losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a smaller reporting company, the Company must adopt this standard no later than the first quarter of its fiscal year ending September 30, 2024, although early adoption is permitted. The standard’s provisions will be applied as a cumulative-effect adjustment to retained earnings as of the beginning of the first effective reporting period. The Company intends to adopt this standard during the

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

first quarter of its fiscal year ending September 30, 2024 and is continuing to evaluate the impact of this new guidance on its consolidated financial statements.

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

The Company has elected to treat shipping and handling activities in a sales transaction after the customer obtains control of the goods as a fulfillment cost and not as a promised service. Accordingly, fulfillment costs related to the shipping and handling of goods are accrued at the time of shipment. Amounts billed to a customer in a sales transaction related to reimbursable shipping and handling costs are included in revenue and the associated costs incurred by the Company for reimbursable shipping and handling expenses are reported in cost of revenue. The Company incurred shipping and handling expenses of $0.6 million and $0.4 million, respectively, for the fiscal years ended September 30, 2022 and 2021, respectively.

During the third quarter of fiscal year 2020, the Company was awarded an approximate $10.5 million contract (inclusive of a subsequent contract amendment of $0.3 million) with the U.S. Customs and Border Protection (the “CBP”) to provide a technology solution to the Department of Homeland Security. Revenue recognized under the contract for the fiscal years ended September 30, 2022 and 2021 was $0.3 million and $9.9 million, respectively. The Company has recognized revenue on the entire amount of the contract and no performance obligations remain under the contract except for on-going service and maintenance. Unsatisfied performance obligations on all other contracts held by the Company at September 30, 2022 had an original duration of one year or less.

At September 30, 2022 and September 30, 2021, the Company had no deferred contract costs or deferred contract liabilities. During the fiscal years ended September 30, 2022 and 2021, no revenue was recognized from deferred contract liabilities and no cost of revenue was recognized from deferred contract costs.

During the second quarter of fiscal year 2020, the Company partially financed a $12.5 million product sale by entering into a $10.0 million promissory note with the customer. The note has a three-year term with monthly principal and interest payments of $0.3 million. Due to the financial condition of the customer, the Company had concerns over the probable collectability of the promissory note. As a result, the Company did not recognize any revenue or cost of revenue on the product sale through its first quarter of fiscal year 2021. During the second quarter of fiscal year 2021, as a result of new information received from the customer, management determined that it was probable that the customer would satisfy its remaining payment obligations on the promissory note with the Company and recognized revenue of $12.5 million on the product sale. During the fourth quarter of fiscal year 2021, the Company granted the customer a six-month principal payment forbearance. The customer recommenced its monthly payments to the Company in the second quarter of fiscal year 2022. In October 2022, the Company granted the customer an additional six-month payment forbearance. The customer has made payments totaling $9.5 million (exclusive of interest) as of September 30, 2022 related to the product sale, and the

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

balance outstanding on the promissory note at September 30, 2022 was $3.0 million. Deferred contract costs associated with this sale were recognized in the second quarter of fiscal year 2021.

For each of the Company’s operating segments, the following table presents revenue only from the sale of products and the performance of services under contracts with customers (in thousands). Therefore, the table excludes all revenue earned from rental contracts.

	YEAR ENDED SEPTEMBER 30,
	2022	2021
Oil and Gas Markets
Traditional exploration product revenue	$6,558	$4,518
Wireless exploration product revenue	15,822	27,016
Reservoir product revenue	1,968	1,877
Total revenue	24,348	33,411

Adjacent Markets
Industrial product revenue	25,640	21,335
Imaging product revenue	13,360	10,925
Total revenue	39,000	32,260

Emerging Markets
Revenue	711	10,193

Corporate
Revenue	50	—

Total	$64,109	$75,864

See Note 20 for more information on the Company’s operating segments.

For each of the geographic areas where the Company operates, the following table presents revenue from the sale of products and performance of services under contracts with customers (in thousands). Therefore, the table excludes all revenue earned from rental contracts.

	YEAR ENDED SEPTEMBER 30,
	2022	2021
Asia	$10,978	$17,268
Canada	890	1,550
Europe	15,705	7,693
South America	719	287
United States	33,778	47,101
Other	2,039	1,965
	$64,109	$75,864

Revenue is attributable to countries based on the ultimate destination of the product sold, if known. If the ultimate destination is not known, revenue is attributable to countries based on the geographic location of the initial shipment.

3. Business Acquisition

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

On July 2, 2021, we acquired 100 percent of the outstanding membership interest in Aquana, LLC ("Aquana") a comprehensive wireless water monitoring and control system provider. Aquana operates as a wholly-owned subsidiary of the Company and resides in the Company’s Adjacent Markets business segment. The acquisition purchase price consisted of an initial cash down payment at closing of approximately $1.4 million and additional contingent cash payments over a six year earn-out period. The contingent earn-out payments, if any, will be derived from certain eligible revenue generated during the earn-out period from products and services sold by Aquana. There is no maximum limit to the contingent cash payments that could be made. The merger agreement with Aquana requires the continued employment of a certain key employee and former member of Aquana for the first four years of the six year earn-out period in order for any of Aquana’s former members to be eligible to any earn-out payments. In accordance with ASC 805, Business Combinations, due to the continued employment requirement, no liability has been recorded for the estimated fair value of contingent earn-out payments for this transaction. Earn-outs achieved, if any, will be recorded as compensation expense when incurred.

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

4. Investments

Short-term Investments

The Company classifies its short-term investments as available-for-sale securities. Available-for-sale securities are carried at fair market value with net unrealized gains and losses reported as a component of accumulated other comprehensive loss in stockholders’ equity. For the fiscal years ended September 30, 2022 and 2021, the Company realized losses of $22,000 and $4,000, respectively, from the sale of short-term investments.

The Company’s short-term investments were composed of the following (in thousands):

	AS OF SEPTEMBER 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate bonds	$909	$—	$(15)	$894
Total	$909	$—	$(15)	$894

	AS OF SEPTEMBER 30, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate bonds	$9,511	$—	$(15)	$9,496
Total	$9,511	$—	$(15)	$9,496

The Company’s short-term investments have contractual maturities ranging from February 2023 to March 2023.

Investment in Debt Security

During the fiscal year ended September 30, 2021, the Company recognized a gain of $2.0 million in connection with the sale of its interest in a senior secured bond originally issued from an international seismic marine customer.

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

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The Company measures its short-term investments and contingent consideration at fair value on a recurring basis.

The following tables present the fair value of the Company’s short-term investments and contingent consideration by valuation hierarchy and input (in thousands):

	AS OF SEPTEMBER 30, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Unobservable (Level 2)	Significant Unobservable (Level 3)	Totals
Short-term investments:
Corporate bonds	$—	$894	$—	$894
Total assets	$—	$894	$—	$894

Contingent consideration liabilities	$—	$—	$175	$175
Total liabilities	$—	$—	$175	$175

	AS OF SEPTEMBER 30, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)	Totals
Short-term investments:
Corporate bonds	$—	$9,496	$—	$9,496
Total assets	$—	$9,496	$—	$9,496

Contingent consideration liabilities:
Current portion	$—	$—	$807	$807
Non-current portion	—	—	5,210	5,210
Total liabilities	$—	$—	$6,017	$6,017

Assets and Liabilities Measured on a Nonrecurring Basis

The measurements utilized to determine the implied fair value of the Company's Emerging Markets reporting unit as of September 30, 2022 represented significant unobservable inputs (Level 3). See Note 11 for discussion of these inputs.

The following table summarizes changes in the fair value of the Company’s Level 3 financial instruments for the fiscal years ended September 30, 2022 and 2021:

Contingent Consideration balance at October 1, 2020	$10,962
Fair value adjustments	(3,524)
Payment of contingent consideration	(1,421)
Balance at September 30, 2021	6,017
Fair value adjustments	(5,035)
Payment of contingent consideration	(807)
Balance at September 30, 2022	$175

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Adjustments to the fair value of the contingent consideration are based on internal estimates and management assessments regarding potential future scenarios. The Company believes its estimates and assumptions are reasonable; however, there is significant judgment involved. Also see Note 18.

6. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following (in thousands):

	Unrealized Losses on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance at October 1, 2020	$—	$(16,698)	$(16,698)
Other comprehensive income (loss)	(15)	393	378
Balance at September 30, 2021	$(15)	(16,305)	(16,320)
Other comprehensive income	—	1,007	1,007
Balance at September 30, 2022	$(15)	$(15,298)	$(15,313)

7. Trade Accounts and Financing Receivables

Trade accounts receivable, net (excluding financing receivables) are reflected in the following table (in thousands):

	AS OF SEPTEMBER 30,
	2022	2021
Trade accounts receivable	$13,252	$12,635
Allowance for doubtful accounts	(591)	(428)
	$12,661	$12,207

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

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Financing receivables are reflected in the following table (in thousands):

	AS OF SEPTEMBER 30,
	2022	2021
Promissory notes	$8,225	$5,432
Sales-type lease	—	2,464
Total financing receivables	8,225	7,896
Unearned income:
Sales-type lease	—	(6)
Total unearned income	—	(6)
Total financing receivables, net of unearned income	8,225	7,890
Less current portion	(8,225)	(4,952)
Non-current notes receivable	$—	$2,938

Promissory notes receivable are generally collateralized by the products sold, and bear interest at rates ranging from 7.0% to 9.5% per year. After consideration of the forbearance discussed in Note 2, the promissory notes receivable mature at various times through January 2024. The Company has, on occasion, extended or renewed notes receivable as they mature, but there is no obligation to do so.

During the first quarter of fiscal year 2022, the Company financed a sale of rental equipment by entering into a $3.7 million promissory note with a customer. The note has a term of nine months, with principal and interest payments due monthly until maturity.

During the second quarter of fiscal year 2022, the Company partially financed a $10.0 million sale of rental equipment by entering into an $8.0 million promissory note with a customer. The note has a one-year term, with principal and interest payments due quarterly until maturity.

During the third quarter of fiscal year 2021, the Company entered into a sales-type lease with a customer for rental equipment. The lease, which had a term of six months, was paid during the second quarter of fiscal year 2022.

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

8. Inventories

Inventories consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2022	2021
Finished goods	$14,653	$14,968
Work in process	6,230	8,247
Raw materials	25,609	24,720
Obsolescence reserve (net realizable value adjustment)	(13,971)	(13,636)
	32,521	34,299
Less current portion	19,995	16,196
Non-current portion	$12,526	$18,103

Inventory obsolescence expense totaled approximately $3.2 million and $3.0 million during fiscal years 2022 and 2021, respectively. Raw materials include semi-finished goods and component parts that totaled approximately $20.7 million and $22.7 million at September 30, 2022 and 2021, respectively.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

9. Leases

As Lessee

The Company has elected not to record operating right-of-use assets or operating lease liabilities on its consolidated balance sheet for leases having a minimum term of 12 months or less. Such leases are expensed on a straight-line basis over the lease term. Variable lease payments are excluded from the measurement of operating right-of-use assets and operating liabilities and recognized in the period in which the obligation for those payments is incurred. As of September 30, 2022, the Company has two operating right-of use assets related to leased facilities in Austin, Texas and Melbourne, Florida.

Maturities of the operating lease liabilities as of September 30, 2022 were as follows (in thousands):

For fiscal years ending September 30,
2023	$270
2024	278
2025	186
2026	130
2027	134
2028	91
Future minimum lease payments	$1,089
Less interest	(79)
Present value of minimum lease payments	$1,010
Less current portion	(241)
Long-term portion	$769

Lease costs recognized in the consolidated statements of operations for the fiscal years ended September 30, 2022 and 2021 is as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2022	2021
Right-of-use operating lease costs	$272	$246
Short-term lease costs	190	239
Total	$462	$485

Right-of-use operating lease costs and short-term lease costs are included as a component of total operating expenses.

Other information related to operating leases is as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$262	$211
Operating lease assets obtained in exchange for new lease liabilities	—	1,336

Weighted average remaining lease term	4.7 years	5.6 years
Weighted average discount rate	3.25%	3.25%

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The discount rate used on the operating right-of-use assets represented the Company’s incremental borrowing rate at lease inception.

As Lessor

Equipment

The Company leases equipment to customers which generally range from daily rentals to minimum rental periods of up to one year. All of the Company's current leasing arrangements, with the Company acting as lessor, are classified as operating leases. The majority of the Company’s rental revenue is generated from its marine-based wireless seismic data acquisition system.

The Company regularly evaluates the collectability of its lease receivables on a lease-by-lease basis. The evaluation primarily consists of reviewing past due account balances and other factors such as the credit quality of the customer, historical trends of the customer and current economic conditions. The Company suspends revenue recognition when the collectability of amounts due are no longer probable and concurrently records a direct write-off of the lease receivable to rental revenue to limit rental revenue recognized to the cash collections received. As of September 30, 2022, the Company’s trade accounts receivables included lease receivables of $3.2 million.

Rental revenue related to leased equipment for fiscal years 2022 and 2021 was $24.9 million and $19.0 million, respectively.

Future minimum lease obligations due from the Company's leasing customers as of September 30, 2022 were $24.6 million, all of which is expected to be due within the next 12 months.

Rental equipment consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2022	2021
Rental equipment, primarily wireless recording equipment	$83,887	$95,827
Accumulated depreciation and impairment	(55,688)	(56,922)
	$28,199	$38,905

Rental equipment depreciation expense was $13.7 million and $15.1 million in fiscal years 2022 and 2021, respectively.

Property

During the first quarter of fiscal year 2022, the Company leased a portion of its property located in Calgary, Alberta, Canada and fully leased its warehouse in Bogotá, Colombia. The lease in Canada commenced in November 2021 and is for a five-year term. The lease on the warehouse in Bogotá commenced in December 2021 and is for a one-year term.

Rental revenue related to these two properties for fiscal year 2022 was $0.2 million.

Future minimum lease payments due to the Company as of September 30, 2022 were as follows (in thousands):

For fiscal years ending September 30,
2023	$136
2024	128
2025	131
2026	132
2027	11
$538

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

10. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2022	2021
Land and land improvements	$7,855	$7,932
Building and building improvements	24,588	24,646
Machinery and equipment	59,393	56,828
Furniture and fixtures	1,434	1,417
Tools and molds	3,243	3,036
Construction in progress	341	2,288
Transportation equipment	74	75
	96,928	96,222
Accumulated depreciation and impairment	(70,330)	(66,239)
	$26,598	$29,983

Property, plant and equipment depreciation expense was $4.1 and $4.0 million for the fiscal years ended September 30, 2022 and 2021. Impairment expense of $0.4 million was incurred on certain manufacturing equipment in fiscal year 2022. The impairment expense is included as a component of cost of revenue in the consolidated statement of operations.

11. Goodwill and Other Intangible Assets

At September 30, 2022, the Company had goodwill of $0.7 million and other intangible assets, net of $0.6 million attributable to its Adjacent Markets reporting unit; other intangible assets, net of $3.5 million attributable to its Emerging Markets reporting unit; and other intangible assets, net of $1.5 million attributable to its Oil and Gas Markets reporting unit. Goodwill represents the excess cost of a business acquired over the fair market value of identifiable net assets at the date of acquisition.

At September 30, 2022, the Company assessed the goodwill associated with both its Adjacent Markets and Emerging Markets reporting units for impairment. The fair value of the reporting units were estimated using the expected present value of future cash flows, market data and using estimates, judgments and other assumptions that management believes were appropriate under the circumstances. The estimates and judgments used in the assessment included consideration of market participant rates of return and the terminal value of the reporting units. The Company determined future cash flows provided the best estimate of the fair value of its reporting units. Key assumptions in determining the fair value in the impairment analysis include revenue and cash flow projections, discount rates, long-term growth rates, and the effective tax rate the Company determined to be appropriate. In determining fair value for the Company's Emerging Markets reporting unit, cash flow projections included obtaining additional contracts from the CBP and considered competition in the marketplace. These estimates and projections can be unpredictable, particularly for Quantum Technology Sciences, Inc. ("Quantum") as an emerging business. The total Company’s estimate of reporting unit fair values was reconciled to its then market capitalization (based upon the stock market price) plus an implied control premium.

As a result of the assessment, the Company determined that the fair value its Emerging Markets reporting unit was less than its carrying amount and recorded an impairment charge of $4.3 million for the entire goodwill associated with this reporting unit for the fiscal year ended September 30, 2022. The primary factors impacting the decrease in the fair value of the Emerging Markets reporting unit was historical operating losses and the current outlook for sales and operating performance. The carrying value of the reporting unit exceeded the fair value by approximately $8 million as a result of the assessment. In measuring sensitivity, changes to key assumptions, each of which would cause an approximate $1.0 million change in the fair value of the reporting unit include (i) a 3% change in the discount rate, (ii) a 4% change in revenue, (iii) a 10% change in cost of revenue or (iv) a 13% change in research and development expense. No impairment charge to the Emerging Markets asset group was necessary as its future undiscounted cash flows exceeded the carrying value. The Emerging Markets asset group could incur future impairment charges to its other intangible assets if it is unable to obtain additional contracts from the CBP or other customers. No impairment charge was necessary on the Company's Adjacent Markets reporting unit as a result of the assessment. Also see Note 1 to these consolidated financial statements.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The Company’s consolidated goodwill and other intangible assets consisted of the following (in thousands):

	Weighted-Average Remaining Useful Lives (in years)	AS OF SEPTEMBER 30,
		2022	2021
Goodwill:
Emerging Markets reporting unit		$4,336	$4,336
Adjacent Markets reporting unit		736	736
Total goodwill		5,072	5,072
Accumulated impairment losses		(4,336)	—
		$736	$5,072
Other intangible assets:
Developed technology	14.2	$6,475	$6,475
Customer relationships	0.5	3,900	3,900
Trade names	1.0	2,022	2,022
Non-compete agreements	0.3	186	186
Total other intangible assets	7.5	12,583	12,583
Accumulated amortization		(7,010)	(5,333)
		$5,573	$7,250

Other intangible assets amortization expense was $1.7 million for each of the fiscal years ended September 30, 2022 and 2021.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

As of September 30, 2022, future estimated amortization expense of other intangible assets is as follows (in thousands):

For fiscal years ending September 30,
2023	$768
2024	395
2025	381
2026	374
2027	360
Thereafter	3,295
$5,573

12. Long-Term Debt

The Company had no long-term debt outstanding at September 30, 2022 or 2021.

In May 2022, the Company entered into a credit agreement (the “Agreement”) with Amerisource Funding, Inc, as administrative agent and as a lender, and Woodforest National Bank, as a lender. Available borrowings under the Agreement are determined by a borrowing base with a maximum availability of $10 million. The borrowing base is determined based upon certain of the Company's domestic assets which include (i) 70% loan to value of the Company's property located at 6410 Langfield Road in Houston, Texas (the “Property”), (ii) 50% of forced liquidation value of equipment, (iii) 80% of certain accounts receivable and (iv) 50% of forced liquidation value of certain inventory (inventory borrowing base limited to 100% of borrowing base credit given toward accounts receivable). The Agreement is for a two-year term with all funds borrowed due at the expiration of the term. The interest rate on borrowed funds is the Wall Street prime rate (with a minimum of 3.25%) plus 4.00%. The Company is required to make monthly interest payments on borrowed funds. Borrowings under the Agreement will be principally secured by the Property and the Company's domestic equipment, inventory and accounts receivables. In addition, certain domestic subsidiaries of the Company have guaranteed the obligations of the Company under the Agreement and such subsidiaries have secured the obligations by pledging certain assets. The Agreement requires the Company to maintain a minimum consolidated tangible net worth of $100 million. At September 30, 2022, the Company was compliant with all covenants under the Agreement and its borrowing availability was $8.5 million.

Debt issuance costs of $0.2 million were incurred in connection with the Agreement. These costs were capitalized in other non-current assets on the consolidated balance sheet and are being amortized to interest expense over the term of the Agreement.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

13. Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2022	2021
Deferred revenue	$629	$1,346
Compensated absences	1,849	1,728
Payroll	804	1,579
Property and sales taxes	991	1,038
Legal and professional fees	346	360
Medical claims	590	574
Product warranty	524	379
Income taxes	56	29
Other	827	766
	$6,616	$7,799

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

14. Employee Benefits

The Company’s U.S. employees are participants in the Geospace Technologies Corporation’s Employee’s 401(k) Retirement Plan (the “Plan”), which covers substantially all eligible employees in the United States. The Plan is a qualified salary reduction plan in which all eligible participants may elect to have a percentage of their compensation contributed to the Plan, subject to certain guidelines issued by the Internal Revenue Service. The Company’s share of discretionary matching contributions was approximately $1.0 million and $0.9 million in fiscal years 2022 and 2021, respectively.

The Company’s stock incentive plans in which key employees may participate are discussed in Note 15 to these consolidated financial statements.

15. Stockholders’ Equity

In February 2014, the board of directors and stockholders approved the 2014 Long Term Incentive Plan, as amended (the “2014 Plan”). Under the 2014 Plan, an aggregate of 3,000,000 shares of common stock may be issued. The Company is authorized to issue nonqualified and incentive stock options to purchase common stock, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) to key employees, directors and consultants under the 2014 Plan. Options have a term not to exceed ten years, with the exception of incentive stock options granted to employees owning ten percent or more of the outstanding shares of common stock, which have a term not to exceed five years. The exercise price of any option may not be less than the fair market value of the common stock on the date of grant. In the case of incentive stock options granted to an employee owning ten percent or more of the outstanding shares of common stock, the exercise price of such option may not be less than 110% of the fair market value of the common stock on the date of grant. An RSU represents a contingent right to receive one share of the common stock upon vesting. Under the 2014 Plan, the Company may issue RSAs and RSUs to employees for no payment by the employee or for a payment below the fair market value on the date of grant. The RSAs and RSUs are subject to certain restrictions described in the 2014 Plan.

At September 30, 2022, an aggregate of 1,468,916 shares of common stock were available for issuance under the 2014 Plan.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the combined activity under the equity incentive plans for the indicated periods:

	Number of Nonqualified Options Outstanding	Weighted Average Exercise Price per Share	Number of RSAs	Weighted Average Grant-date Fair Value per Share	Number of RSUs	Weighted Average Grant-date Fair Value per Unit
Outstanding at October 1, 2020	91,100	$17.66	110,374	$16.66	218,257	$14.82
Granted	—	—	—	—	195,950	7.00
Exercised	—	—	—	—	—	—
Forfeited	(52,300)	16.47	(2,500)	14.78	(44,001)	7.14
Vested	—	—	(65,777)	17.28	(70,832)	14.63
Outstanding at September 30, 2021	38,800	21.42	42,097	15.95	299,374	10.87
Granted	—	—	—	—	200,350	8.49
Exercised	—	—	—	—	—	—
Forfeited	(38,800)	21.42	—	—	(51,603)	9.17
Vested	—	—	(41,097)	14.67	(124,262)	11.20
Outstanding at September 30, 2022	$—	$—	1,000	$14.59	323,859	$9.54

During fiscal years 2022 and 2021, the Company issued 200,350 and 195,950 RSUs to certain of its employees, executive officers and directors under the 2014 Plan. The RSUs issued include both time-based and performance-based vesting provisions. The weighted average grant date fair value of each RSU issued for fiscal years 2022 and 2021 was $8.49 and $7.00 per unit, respectively. The total grant date fair value of all RSUs issued for fiscal years 2022 and 2021 was $1.7 million and $1.4 million, respectively, which will be charged to expense over the next one to four years as the restrictions lapse. Compensation expense for RSUs was determined based on the closing market price of the Company’s stock on the date of grant applied to the total number of units that are anticipated to fully vest. No RSAs have been issued since fiscal year 2019.

All RSAs and RSUs outstanding at September 30, 2022 and 2021 were issued from the 2014 Plan.

Stock-based compensation expense recognized for the fiscal years ended September 30, 2022 and 2021 was $1.7 million and $2.0 million, respectively. The Company accounts for forfeitures as they occur and records compensation costs under the assumption that the holder will complete the requisite service period. As of September 30, 2022, the Company had unrecognized compensation expense of $2,000 relating to RSAs which is expected to be recognized in the first quarter of fiscal year 2023. As of September 30, 2022, the Company had unrecognized compensation expense of $1.9 million relating to RSUs which is expected to be recognized over a weighted average period of 2.3 years.

16. Income Taxes:

Components of loss before income taxes were as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2022	2021
United States	$(19,425)	$(10,628)
Foreign	(3,258)	(2,850)
	$(22,683)	$(13,478)

The provision for income taxes consisted of the following (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2022	2021
Current
Federal	$(12)	$14
Foreign	202	561
State	—	—
	190	575
Deferred:
Federal	—	—
Foreign	(17)	3
	(17)	3
	$173	$578

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Actual income tax expense differs from income tax expense computed by applying the U.S. statutory federal tax rate of 21% for each of the fiscal years ended September 30, 2022 and 2021 as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2022	2021
Expense (benefit) for U.S federal income tax at statutory rate	$(4,763)	$(2,834)
Effect of foreign income taxes	3	1
Research and experimentation tax credit	6	(223)
State income taxes, net of federal income tax benefit	(265)	153
Nondeductible expenses	927	44
Change in valuation allowance	3,768	2,893
Impact on deferred taxes due to change in tax rate	-	563
Change in fair value of contingent consideration	(278)	(569)
Foreign income tax withholding	114	419
Disallowance of stock compensation adjustments in excess of book	217	334
Other items	444	(203)
	$173	$578
Effective tax rate	(0.8)%	(4.3)%

The income tax expense for fiscal years 2022 and 2021 primarily reflects withholding tax on rental income earned in foreign jurisdictions. The Company is currently unable to record any tax benefits for its tax losses in the U.S., Canada and the Russian Federation due to the uncertainty surrounding its ability to utilize such losses in the future to offset taxable income.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income tax assets (liabilities) were as follows (in thousands):

	AS OF SEPTEMBER 30, 2022			AS OF SEPTEMBER 30, 2021
	U.S.	Non U.S.	Total	U.S.	Non U.S.	Total
Deferred income tax assets:
Allowance for doubtful accounts	$109	$6	$115	$80	$4	$84
Inventories	8,295	218	8,513	8,042	—	8,042
Loss and tax credit carry-forwards	29,606	5,037	34,643	27,578	4,945	32,523
Stock-based compensation	262	—	262	398	—	398
Accrued product warranty	99	8	107	77	2	79
Contingent earn-out consideration	—	—	—	917	—	917
Accrued compensated absences	347	—	347	320	—	320
Property and equipment	—	578	578	—	487	487
Prepaid income taxes	—	92	92	—	266	266
Other reserves	30	15	45	114	11	125
Subtotal deferred income tax assets	38,748	5,954	44,702	37,526	5,715	43,241
Valuation allowance	(35,462)	(5,914)	(41,376)	(31,668)	(5,704)	(37,372)
Net deferred income tax assets	3,286	40	3,326	5,858	11	5,869

Deferred income tax liabilities:
Allowance for doubtful accounts	—	—	—	—	—	—
Inventories	—	—	—	—	(6)	(6)
Right-of-use assets	(109)	—	(109)	(131)	—	(131)
Intangible assets	(356)	—	(356)	(642)	—	(642)
Property, plant and equipment and other	(2,821)	(53)	(2,874)	(5,085)	(36)	(5,121)
Total deferred income tax liabilities	(3,286)	(53)	(3,339)	(5,858)	(42)	(5,900)
Net deferred income tax liabilities	$—	$(13)	$(13)	$—	$(31)	$(31)

The financial reporting basis of investments in foreign subsidiaries exceed their tax basis. A deferred tax liability is not recorded for this temporary difference because the investment is deemed to be permanent. A reversal of the Company’s plans to permanently invest

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

in these foreign operations would cause the excess to become taxable. At September 30, 2022, the Company had $2.6 million of cash and cash equivalents held by its foreign subsidiaries. At September 30, 2022 and 2021, the temporary difference related to undistributed earnings for which no deferred taxes have been provided was approximately $6.9 million and $6.5 million, respectively.

Tax return filings which are subject to review by local tax authorities by major jurisdiction are as follows:

•
United States—fiscal years ended September 30, 2019 through 2022
•
State of Texas—fiscal years ended September 30, 2019 through 2022
•
State of New York—fiscal year ended September 30, 2020
•
State of California – fiscal years ended September 30, 2019 through 2022
•
State of Pennsylvania – fiscal year ended September 30, 2019
•
Russian Federation—calendar years 2020 through 2022
•
Canada—fiscal years ended September 30, 2019 through 2022
•
United Kingdom—fiscal years ended September 30, 2021 through 2022
•
Colombia—calendar years 2020 through 2022

The Company had no unrecognized tax liabilities as of September 30, 2022 and 2021.

As of September 30, 2022, the Company had net operating loss (“NOL”) carry-forwards of approximately $106.2 million in the United States, $19.8 million in Canada and $2.3 million in Russia which are available to offset future taxable income in those jurisdictions. The NOL carry-forwards for Canada and Russia begin to expire in 2033 and 2026, respectively. The NOL carry-forward for the United States which originated prior to the 2017 Tax Act of $28.0 million begins to expire in 2028. The Company’s NOLs originating after the 2017 Tax Act of $77.9 million do not expire. The Company has not completed a Section 382 limitation study which may prevent it from using its NOLs in the future.

Management of the Company has concluded that it is more-likely-than-not that its U.S., Canadian and Russian net deferred tax assets will not be realized in accordance with GAAP. At September 30, 2022 and 2021, the Company had a valuation allowance against its U.S. net deferred tax assets of $35.5 million and $31.7 million, respectively. At September 30, 2022 and 2021, the Company had a valuation allowance against Canadian net deferred tax assets of $5.2 million, and $5.4 million, respectively. At September 30, 2022 and 2021, the Company had a valuation allowance against its Russian net deferred tax assets of $0.7 million and $0.3 million, respectively.

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

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the calculation of net loss and weighted average common shares and common equivalent shares outstanding for purposes of the computation of loss per share (in thousands, except share and per share amounts):

	YEAR ENDED SEPTEMBER 30,
	2022	2021
Net loss	$(22,856)	$(14,056)
Less: Loss allocable to unvested restricted stock	—	—
Loss attributable to common shareholders for diluted earnings per share	$(22,856)	$(14,056)
Weighted average number of common share equivalents:
Common shares used in basic loss per share	12,987,996	13,358,930
Common share equivalents outstanding related to stock options and RSUs	—	—
Total weighted average common shares and common share equivalents used in diluted loss per share	12,987,996	13,358,930
Loss per shares:
Basic	$(1.76)	$(1.05)
Diluted	$(1.76)	$(1.05)

For the calculation of diluted loss per share for fiscal years 2022 and 2021, stock options of zero and 38,800, respectively, and RSUs of 323,859 and 299,374, respectively, were excluded in the calculation of weighted average shares outstanding as a result of their impact being antidilutive.

18. Commitments and Contingencies

Contingent Consideration

In connection with its acquisitions of Quantum and the OptoSeis® fiber optic sensing technology business, the Company recorded contingent purchase price payments, or contingent consideration, that may be owed in the future. For both acquisitions, the contingent payments are based on future receipt of contract awards and the resulting revenue derived from such contracts. The Company reviews and assesses the fair value of its contingent consideration on a quarterly basis. The determination of fair value is inherently unpredictable since it requires estimates and projections of future revenue, including the size, length, timing and, in the case of Quantum, the extent of gross profits earned under its future contracts. As a result, the Company anticipates fair value adjustments to these liabilities over the respective earn-out periods, and these adjustments will result in either charges or credits to the Company’s operating expenses when the fair value of the contingent consideration increases or decreases, respectively.

The Company recorded an initial contingent consideration liability of $7.7 million in connection with its July 2018 acquisition of Quantum. Contingent payments, if any, may be paid in the form of cash or Company stock and will be derived from eligible revenue generated during a four-year earn-out period, which ended in July 2022. The maximum amount of contingent payments was $23.5 million over the four-year earn-out period. In fiscal year 2020, the Company made cash contingent consideration payments of $0.1 million to the former shareholders of Quantum. In September 2021 and October 2021, the Company made additional cash earn-out payments of $1.4 million and $0.8 million, respectively, to the former shareholders of Quantum. The payments were primarily attributable to revenue earned on Quantum’s $10.5 million contract with the CBP to provide a technology solution to the Department of Homeland Security. At September 30, 2021, the contingent consideration liability was valued at $0.8 million related to projected future eligible revenue. During the fiscal year ended September 30, 2022, the Company recorded an adjustment of $0.6 million to decrease the liability to $0.2 million. The decrease for the fiscal year ended September 30, 2022 was primarily the result of timing in securing a potential second contract with the CBP caused by federal budget delays. In November 2022, the Company made a final payment of $0.2 million to the former shareholders of Quantum and has no further earn-out obligations related to this acquisition.

The Company recorded an initial contingent consideration liability of $4.3 million in connection with its November 2018 acquisition of all the intellectual property and related assets of the OptoSeis®fiber optic sensing technology. Contingent cash payments, if any, will be derived from eligible revenue generated during a five-and-a-half year earn-out period ending in May 2024. In order for revenue to be considered eligible, sales contracts must be entered into during the first four years of the earn-out period ending November 13, 2022. The maximum amount of contingent payments is $23.2 million over the five-and-a-half year earn-out period. At September 30, 2021, the contingent consideration liability was valued at $4.4 million. During the fiscal year ended September 30, 2022, the Company recorded an adjustment of $4.4 million to decrease the liability to zero. The decrease for the fiscal year ended September 30, 2022 was

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

the result of the unlikelihood of entering into a sales contract prior to the eligibility date. No sales contracts were entered into by the November 13, 2022 eligibility date. The Company had no further earn-out obligations related to this acquisition.

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

19. Supplemental Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2022	2021
Cash paid for income taxes	$169	$551
Non-cash investing and financing activities:
Inventory transferred to rental equipment	1,148	4,038
Inventory transferred to property, plant and equipment	172	286
Issuance of notes receivables in connection with sale of used rental equipment	11,745	2,665

20. Segment and Geographic Information

The Company reports and evaluates financial information for three operating business segments: Oil and Gas Markets, Adjacent Markets and Emerging Markets. The Oil and Gas Markets segment’s products include wireless seismic data acquisition systems, reservoir characterization products and services, and traditional seismic exploration products such as geophones, hydrophones, leader wire, connectors, cables, marine streamer retrieval and steering devices and various other seismic products. The Adjacent Markets segment’s products include imaging equipment, water meter products, remote shut-off valves and IoT platform, as well as seismic sensors used for vibration monitoring and geotechnical applications such as mine safety applications and earthquake detection. The Emerging Markets segment designs and markets seismic products targeted at the border and perimeter security markets.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following tables summarize the Company’s segment information:

	YEAR ENDED SEPTEMBER 30,
	2022	2021
Revenue:
Oil and Gas Markets	$49,141	$52,252
Adjacent Markets	39,171	32,419
Emerging Markets	711	10,193
Corporate	230	—
Total	89,253	94,864
Income (loss) from operations:
Oil and Gas Markets	(7,539)	(16,229)
Adjacent Markets	6,021	6,423
Emerging Markets	(9,128)	5,033
Corporate	(12,490)	(12,098)
Total	(23,136)	(16,871)
Depreciation and amortization expenses:
Oil and Gas Markets	16,947	18,199
Adjacent Markets	743	440
Emerging Markets	1,068	1,209
Corporate	802	929
Total	19,560	20,777
Impairment, inventory obsolescence and stock-based compensation expenses:
Oil and Gas Markets	3,612	3,850
Adjacent Markets	932	223
Emerging Markets	4,423	100
Corporate	727	798
Total	9,694	4,971
Interest income:
Oil and Gas Markets	850	1,409
Adjacent Markets	—	1
Emerging Markets	—	—
Corporate	126	31
Total	976	1,441
Interest expense:
Oil and Gas Markets	65	—
Adjacent Markets	—	—
Emerging Markets	—	—
Corporate	—	—
Total	65	—

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

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The Company generates revenue from product sales, product rentals and services from its subsidiaries located in the United States, Canada, Colombia, the Russian Federation and the United Kingdom. Revenue generated by the Company’s subsidiaries is as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2022	2021
United States	$82,332	$88,776
Canada	1,615	1,132
Russian Federation	1,922	1,746
United Kingdom	3,384	3,210
	$89,253	$94,864

A summary of revenue by geographic area is as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2022	2021
Africa	$471	$2,507
Asia	13,823	23,299
Canada	1,225	997
Europe	28,381	13,801
South America	7,547	2,514
United States	35,171	49,541
Other	2,635	2,205
	$89,253	$94,864

Revenue is attributed to countries based on the ultimate destination of the product sold, if known. If the ultimate destination is not known, revenue is attributed to countries based on the geographic location of the initial shipment.

Long-lived assets were as follows (in thousands):

	AS OF SEPTEMBER 30,
	2022	2021
United States	$71,742	$98,395
Canada	1,459	3,653
Colombia	449	590
Russian Federation	1,010	689
United Kingdom	422	559
China	13	13
	$75,095	$103,899

Schedule II

Geospace Technologies Corporation and Subsidiaries

Valuation and Qualifying Accounts

(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses, net of Recoveries	Charged to Other Assets	(Deductions) and Additions	Balance at End of Period
Year ended September 30, 2022
Allowance for doubtful accounts on accounts and financing receivables	$428	$292	$—	$(129)	$591
Year ended September 30, 2021
Allowance for doubtful accounts on accounts and financing receivables	$496	$(76)	$—	$8	$428

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Assets	(Deductions) and Additions	Balance at End of Period
Year ended September 30, 2022
Inventory obsolescence reserve	$36,936	$3,222	$—	$(787)	$39,371
Year ended September 30, 2021
Inventory obsolescence reserve	$34,960	$3,001	$—	$(1,025)	$36,936