Form 10-Q
period 2022-12-31
GEOSPACE TECHNOLOGIES CORP
filed 2023-02-09
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended December 31, 2022 OR

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

As of January 31, 2023, the registrant had 13,130,989 shares of common stock, $0.01 par value per share outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except share amounts)

(unaudited)

	December 31, 2022	September 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$11,355	$16,109
Short-term investments	896	894
Trade accounts and notes receivable, net	31,424	20,886
Property held for sale	2,403	—
Inventories, net	20,736	19,995
Prepaid expenses and other current assets	1,756	2,077
Total current assets	68,570	59,961

Non-current notes receivable	306	—
Non-current inventories, net	15,604	12,526
Rental equipment, net	23,242	28,199
Property, plant and equipment, net	23,334	26,598
Operating right-of-use assets	897	957
Goodwill	736	736
Other intangible assets, net	5,335	5,573
Other non-current assets	409	506
Total assets	$138,433	$135,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable trade	$7,522	$5,595
Contingent consideration	—	175
Operating lease liabilities	245	241
Other current liabilities	8,023	6,616
Total current liabilities	15,790	12,627

Non-current operating lease liabilities	701	769
Deferred tax liabilities, net	7	13
Total liabilities	16,498	13,409

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $.01 par value, 20,000,000 shares authorized; 13,972,981 and 13,863,233 shares issued, respectively; and 13,130,989 and 13,021,241 shares outstanding, respectively	140	139
Additional paid-in capital	95,037	94,667
Retained earnings	49,557	49,654
Accumulated other comprehensive loss	(15,299)	(15,313)
Treasury stock, at cost, 841,992 shares	(7,500)	(7,500)
Total stockholders’ equity	121,935	121,647
Total liabilities and stockholders’ equity	$138,433	$135,056

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended
	December 31, 2022	December 31, 2021
Revenue:
Products	$19,548	$13,032
Rental	11,561	4,959
Total revenue	31,109	17,991
Cost of revenue:
Products	15,365	11,350
Rental	5,210	4,939
Total cost of revenue	20,575	16,289

Gross profit	10,534	1,702

Operating expenses:
Selling, general and administrative	6,435	5,744
Research and development	4,258	5,269
Change in estimated fair value of contingent consideration	—	(2,440)
Bad debt expense	120	15
Total operating expenses	10,813	8,588

Loss from operations	(279)	(6,886)

Other income (expense):
Interest expense	(39)	—
Interest income	156	194
Foreign exchange gains, net	107	18
Other, net	(12)	(17)
Total other income, net	212	195

Loss before income taxes	(67)	(6,691)
Income tax expense	30	77
Net loss	$(97)	$(6,768)

Loss per common share:
Basic	$(0.01)	$(0.52)
Diluted	$(0.01)	$(0.52)

Weighted average common shares outstanding:
Basic	13,067,991	12,919,673
Diluted	13,067,991	12,919,673

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended
	December 31, 2022	December 31, 2021
Net loss	$(97)	$(6,768)
Other comprehensive income (loss):
Change in unrealized gains (losses) on available-for-sale securities, net of tax	8	(9)
Foreign currency translation adjustments	6	(133)
Total other comprehensive income (loss)	14	(142)
Total comprehensive loss	$(83)	$(6,910)

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED DECEMBER 31, 2022 AND 2021

(in thousands, except share amounts)

(unaudited)

	Common Stock				Accumulated
			Additional		Other
	Shares		Paid-In	Retained	Comprehensive	Treasury
	Outstanding	Amount	Capital	Earnings	Loss	Stock	Total
Balance at October 1, 2022	13,021,241	$139	$94,667	$49,654	$(15,313)	$(7,500)	$121,647
Net loss	—	—	—	(97)	—	—	(97)
Other comprehensive income	—	—	—	—	14	—	14
Issuance of common stock pursuant to the vesting of restricted stock units	109,748	1	—	—	—	—	1
Stock-based compensation	—	—	370	—	—	—	370
Balance at December 31, 2022	13,130,989	140	$95,037	$49,557	$(15,299)	$(7,500)	$121,935

Balance at October 1, 2021	12,969,542	$137	$92,935	$72,510	$(16,320)	$(6,805)	$142,457
Net loss	—	—	—	(6,768)	—	—	(6,768)
Other comprehensive loss	—	—	—	—	(142)	—	(142)
Issuance of common stock pursuant to the vesting of restricted stock units	84,762	1	—	—	—	—	1
Purchase of treasury stock	(72,563)	—	—	—	—	(695)	(695)
Stock-based compensation	—	—	536	—	—	—	536
Balance at December 31, 2021	12,981,741	$138	$93,471	$65,742	$(16,462)	$(7,500)	$135,389

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	December 31, 2022	December 31, 2021
Cash flows from operating activities:
Net loss	$(97)	$(6,768)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income tax benefit	(6)	(1)
Rental equipment depreciation	3,247	3,543
Property, plant and equipment depreciation	1,017	1,105
Amortization of intangible assets	238	446
Accretion of discounts on short-term investments	5	52
Stock-based compensation expense	370	536
Bad debt expense	120	15
Inventory obsolescence expense	1,380	671
Change in estimated fair value of contingent consideration	—	(2,440)
Gross profit from sale of used rental equipment	(3,092)	(2,612)
Gain on disposal of property, plant and equipment	(47)	—
Realized loss on short-term investments	—	7
Effects of changes in operating assets and liabilities:
Trade accounts and notes receivable	(6,846)	1,477
Inventories	(5,188)	74
Other assets	886	157
Accounts payable trade	1,924	(2,623)
Other liabilities	1,225	(965)
Net cash used in operating activities	(4,864)	(7,326)

Cash flows from investing activities:
Purchase of property, plant and equipment	(265)	(145)
Proceeds from the sale of property, plant and equipment	47	—
Investment in rental equipment	(162)	(782)
Proceeds from the sale of used rental equipment	622	1,048
Purchases of short-term investments	—	(450)
Proceeds from the sale of short-term investments	—	2,249
Net cash provided by investing activities	242	1,920

Cash flows from financing activities:
Payments on contingent consideration	(175)	(807)
Purchase of treasury stock	—	(695)
Net cash used in financing activities	(175)	(1,502)

Effect of exchange rate changes on cash	43	5
Decrease in cash and cash equivalents	(4,754)	(6,903)
Cash and cash equivalents, beginning of fiscal year	16,109	14,066
Cash and cash equivalents, end of fiscal period	$11,355	$7,163

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$82
Accounts receivable related to sale of used rental equipment	4,505	—
Issuance of note receivable related to sale of used rental equipment	—	3,745
Inventory transferred to rental equipment	7	863
Inventory transferred to property, plant and equipment	—	172

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet of Geospace Technologies Corporation and its subsidiaries (the “Company”) at September 30, 2022 was derived from the Company’s audited consolidated financial statements at that date. The consolidated balance sheet at December 31, 2022 and the consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the three months ended December 31, 2022 and 2021 were prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows were made. All intercompany balances and transactions have been eliminated. The results of operations for the three months ended December 31, 2022 are not necessarily indicative of the operating results for a full year or of future operations.

Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America ("U.S.") were omitted pursuant to the rules of the Securities and Exchange Commission. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended September 30, 2022.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires the use of estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company considers many factors in selecting appropriate operational and financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. The Company continually evaluates its estimates, including those related to revenue recognition, bad debt reserves, collectability of rental revenue, inventory obsolescence reserves, self-insurance reserves, product warranty reserves, useful lives of long-lived assets, impairment of long-lived assets, impairment of goodwill and other intangible assets, contingent consideration and deferred income tax assets. The Company bases its estimates on historical experience and various other factors that are believed to be reasonable under the circumstances. While management believes current estimates are reasonable and appropriate, actual results may differ from these estimates under different conditions or assumptions.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity at the time of purchase of three months or less to be cash equivalents. At December 31, 2022 and September 30, 2022, the Company had restricted cash of $0.2 million on deposit with a bank, which serves as collateral on employee issued credit cards. At December 31, 2022, cash and cash equivalents included $2.9 million held by the Company’s foreign subsidiaries and branch offices, including $2.2 million held by its subsidiary in the Russian Federation. In response to sanctions imposed by the U.S. and others on Russia, the Russian government has imposed restrictions on companies' abilities to repatriate or otherwise remit cash from their Russian-based operations to locations outside of Russia. As a result, this cash can be used in our Russian operations, but the Company may be unable to transfer it out of Russia without incurring substantial costs, if at all. In addition, if the Company were to repatriate the cash held by its Russian subsidiary, it would be required to accrue and pay taxes on any amount repatriated.

Impairment of Long-lived Assets

The Company's long-lived assets are reviewed for impairment whenever an event or circumstance indicates that the carrying amount of an asset or group of assets may not be recoverable. The impairment review, if necessary, includes a comparison of the expected future cash flows (undiscounted and without interest charges) to be generated by an asset group with the associated carrying value of the related assets. If the carrying value of the asset group exceeds the expected future cash flows, an impairment loss is recognized to the extent that the carrying value of the asset group exceeds its fair value. During the quarter ended December 31, 2022, no events or changes in circumstances were identified indicating the carrying value of any of the Company's asset groups may not be recoverable.

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

At December 31, 2022 and September 30, 2022, the Company had no deferred contract costs or deferred contract liabilities. During the three months ended December 31, 2022 and 2021, no revenue was recognized from deferred contract liabilities and no cost of revenue was recognized from deferred contract costs.

At December 31, 2022, the Company had no unsatisfied performance obligations with an original duration of one year or less.

For each of the Company’s operating segments, the following table presents revenue only from the sale of products and the performance of services under contracts with customers (in thousands). Therefore, the table excludes all revenue earned from rental contracts.

	Three Months Ended
	December 31, 2022	December 31, 2021
Oil and Gas Markets
Traditional exploration product revenue	$2,755	$580
Wireless exploration product revenue	5,759	3,758
Reservoir product revenue	155	427
Total revenue	8,669	4,765

Adjacent Markets
Industrial product revenue	7,930	5,014
Imaging product revenue	2,856	3,116
Total revenue	10,786	8,130

Emerging Markets
Revenue	93	137

Total	$19,548	$13,032

See Note 14 for more information on the Company’s operating segments.

For each of the geographic areas where the Company operates, the following table presents revenue (in thousands) from the sale of products and services under contracts with customers. The table excludes all revenue earned from rental contracts:

	Three Months Ended
	December 31, 2022	December 31, 2021
Asia	$6,534	$4,678
Canada	761	398
Europe	1,134	1,311
United States	10,591	6,019
Other	528	626
Total	$19,548	$13,032

Revenue is attributable to countries based on the ultimate destination of the product sold, if known. If the ultimate destination is not known, revenue is attributable to countries based on the geographic location of the initial shipment.

3. Short-term Investments

The Company classifies its short-term investments as available-for-sale securities. Available-for-sale securities are carried at fair market value with net unrealized gains and losses reported as a component of accumulated other comprehensive loss in stockholders’ equity. No gains or losses were realized during the three months ended December 31, 2022 from the sale of short-term investments. For the three months ended December 31, 2021, the Company realized losses of $7,000 from the sale of short-term investments.

The Company’s short-term investments were composed of the following (in thousands):

	As of December 31, 2022 (in thousands)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate bonds	$904	$—	$(8)	$896

	As of September 30, 2022 (in thousands)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate bonds	$909	$—	$(15)	$894

The Company’s short-term investments at December 31, 2022 had contractual maturities ranging from February 2023 to March 2023.

4. Fair Value of Financial Instruments

The Company’s financial instruments generally include cash and cash equivalents, short-term investments, trade accounts and notes receivable and accounts payable. Due to the short-term maturities of cash and cash equivalents, trade accounts and notes receivable and accounts payable, the carrying amounts of these financial instruments are deemed to approximate their fair value on the respective balance sheet dates. The valuation technique used to measure the fair value of the contingent consideration was based on internal estimates and the use of internal projections of future revenue.

The Company measures its short-term investments and contingent consideration at fair value on a recurring basis.

The following tables present the fair value of the Company’s short-term investments and contingent consideration by valuation hierarchy and input (in thousands):

	As of December 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)	Totals
Short-term investments:
Corporate bonds	$—	$896	$—	$896
Total assets	$—	$896	$—	$896

	As of September 30, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)	Totals
Short-term investments:
Corporate bonds	$—	$894	$—	$894
Total assets	$—	$894	$—	$894

Contingent consideration liabilities:	$—	$—	$175	$175
Total liabilities	$—	$—	$175	$175

The following table summarizes changes in the fair value of the Company’s Level 3 financial instruments for the three months ended December 31, 2022 and 2021 (in thousands):

Contingent consideration balance at October 1, 2022	$175
Fair value adjustments	—
Payment of contingent consideration	(175)
Contingent consideration at December 31, 2022	$—

Contingent consideration balance at October 1, 2021	$6,017
Fair value adjustments	(2,440)
Payment of contingent consideration	(807)
Contingent consideration balance at December 31, 2021	$2,770

Adjustments to the fair value of the contingent consideration were based on internal estimates and management assessments regarding potential future scenarios which involved significant judgment. As of December 31, 2022, the Company had no contingent consideration payable.

5. Trade Accounts and Notes Receivable

Trade accounts receivable, net (excluding notes receivable) are reflected in the following table (in thousands):

	December 31, 2022	September 30, 2022
Trade accounts receivable	$24,629	$13,252
Allowance for doubtful accounts	(689)	(591)
Total	$23,940	$12,661

The allowance for doubtful accounts represents the Company’s best estimate of probable credit losses. The Company determines the allowance based upon historical experience and a current review of its trade accounts receivable balances. Trade accounts receivable balances are charged off against the allowance whenever it is probable that the receivable balance will not be recoverable.

Notes receivable are reflected in the following table (in thousands):

	December 31, 2022	September 30, 2022
Notes receivable	$7,790	$8,225
Less current portion	(7,484)	(8,225)
Non-current notes receivable	$306	$—

Promissory notes receivable are generally collateralized by the products sold, and bear interest at rates ranging from 7.0% to 9.5% per year. The promissory notes receivable mature at various times through January 2024. The Company has, on occasion, extended or renewed notes receivable as they mature, but there is no obligation to do so.

During the second quarter of fiscal year 2022, the Company partially financed a $10.0 million sale of rental equipment by entering into a $8.0 million promissory note with a customer. The note has a one-year term, with principal and interest payments due quarterly until maturity. The balance outstanding on the promissory note at December 31, 2022 was $4.0 million

During the first quarter of fiscal year 2022, the Company financed a sale of rental equipment by entering into a $3.7 million promissory note with a customer. The note has a term of nine months, with principal and interest payments due monthly until maturity. The balance outstanding on the promissory note at December 31, 2022 was $0.8 million. The balance outstanding was paid in January 2023.

During the second quarter of fiscal year 2020, the Company partially financed a $12.5 million product sale by entering into a $10.0 million promissory note with the customer. The note has a three-year term with monthly principal and interest payments of $0.3 million. During the fourth quarter of fiscal year 2021, the Company granted the customer a six-month principal payment forbearance. The customer recommenced its monthly payments to the Company in the second quarter of fiscal year 2022. In October 2022, the Company granted the customer an additional six-month principal payment forbearance. The customer has made payments totaling $9.5 million (exclusive of interest) as of December 31, 2022 related to the product sale, and the balance outstanding on the promissory note at December 31, 2022 was $3.0 million.

6. Inventories

Inventories consist of the following (in thousands):

	December 31, 2022	September 30, 2022
Finished goods	$15,614	$14,653
Work in process	6,905	6,230
Raw materials	27,761	25,609
Obsolescence reserve (net realizable value adjustment)	(13,940)	(13,971)
	36,340	32,521
Less current portion	20,736	19,995
Non-current portion	$15,604	$12,526

Raw materials include semi-finished goods and component parts that totaled $21.3 million and $20.7 million at December 31, 2022 and September 30, 2022, respectively.

7. Asset Held for Sale

During the first quarter of fiscal year 2023, the Company entered into a contract to sell its property located at 6410 Langfield Road in Houston, Texas. The facility provides additional warehousing and maintenance and repair capacity for the Company's marine rental equipment operations. The Company plans on relocating the operations of this facility to its 7700 Pinemont Drive facility in Houston, Texas as part of its cost reductions efforts. The property's carrying value at December 31, 2022 was $2.4 million. The Company believes the fair market value of the property exceeds its carrying value. The contract provides for closing to occur before the end of the Company's second quarter of fiscal year 2023.

8. Leases

As Lessee

The Company has elected not to record operating right-of-use assets or operating lease liabilities on its consolidated balance sheet for leases having a minimum term of 12 months or less. Such leases are expensed on a straight-line basis over the lease term. Variable lease payments are excluded from the measurement of operating right-of-use assets and operating lease liabilities and are recognized in the period in which the obligation for those payments is incurred. As of December 31, 2022, the Company has two operating right-of-use assets related to leased facilities in Austin, Texas and Melbourne, Florida.

Maturities of the operating lease liabilities as of December 31, 2022 were as follows: (in thousands):

For fiscal years ending September 30,
2023 (remainder)	$198
2024	278
2025	186
2026	130
2027	134
2028	91
Future minimum lease payments	1,017
Less interest	(71)
Present value of minimum lease payments	946
Less current portion	(245)
Long-term portion	$701

Lease costs recognized in the consolidated statements of operations for the three months ended December 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended
	December 31, 2022	December 31, 2021
Right-of-use operating lease costs	$68	$68
Short-term lease costs	42	44
Total	$110	$112

Right-of use operating lease costs and short-term lease costs are included as a component of total operating expenses.

Other information related to operating leases is as follows (in thousands):

	Three Months Ended
	December 31, 2022	December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$72	$70

Weighted average remaining lease term	4.5 years	5.3 years
Weighted average discount rate	3.25%	3.25%

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

The Company regularly evaluates the collectability of its lease receivables on a lease-by-lease basis. The evaluation primarily consists of reviewing past due account balances and other factors such as the credit quality of the customer, historical trends of the customer and current economic conditions. The Company suspends revenue recognition when the collectability of amounts due are no longer probable and concurrently records a direct write-off of the lease receivable to rental revenue and limits future rental revenue recognition to cash received. As of December 31, 2022, the Company’s trade accounts receivables included lease receivables of $9.0 million.

Rental revenue related to leased equipment for the three months ended December 31, 2022 and 2021 was $11.5 million and $4.9 million, respectively.

Future minimum lease obligations due from the Company’s leasing customers on operating leases executed as of December 30, 2022 were $27.1 million, all of which is expected to be due within the next 12 months.

Rental equipment consisted of the following (in thousands):

	December 31, 2022	September 30, 2022
Rental equipment, primarily wireless recording equipment	$80,395	$83,887
Accumulated depreciation and impairment	(57,153)	(55,688)
	$23,242	$28,199

Property

During the first quarter of fiscal year 2022, the Company leased a portion of its property located in Calgary, Alberta, Canada and fully leased its warehouse in Bogotá, Colombia. The lease in Canada commenced in November 2021 and is for a five-year term. The lease on the warehouse in Bogotá commenced in December 2021 and is currently on a month-to-month basis.

Rental revenue related to these two property leases for the three months ended December 31, 2022 was $46,000 and $29,000, respectively.

Future minimum lease payments due to the Company as of December 31, 2022 on these two leases were as follows (in thousands):

For fiscal years ending September 30,
2023 (remainder)	$93
2024	128
2025	131
2026	132
2027	11
$495

9. Goodwill and Other Intangible Assets

The Company’s consolidated goodwill and other intangible assets consisted of the following (in thousands):

	Weighted-
	Average
	Remaining Useful
	Lives (in years)	December 31, 2022	September 30, 2022
Goodwill:
Emerging Markets reporting unit		$4,336	$4,336
Adjacent Markets reporting unit		736	736
Total goodwill		5,072	5,072
Accumulated impairment losses		(4,336)	(4,336)
		$736	$736

Other intangible assets:
Developed technology	13.9	$6,475	$6,475
Customer relationships	--	3,900	3,900
Trade names	0.8	2,022	2,022
Non-compete agreements	0.2	186	186
Total other intangible assets	7.3	12,583	12,583
Accumulated amortization		(7,248)	(7,010)
		$5,335	$5,573

At December 31, 2022, the Company had goodwill of $0.7 million and other intangible assets, net of $0.6 million attributable to its Adjacent Markets reporting unit; other intangible assets, net of $3.3 million attributable to its Emerging Markets reporting unit; and other intangible assets, net of $1.4 million attributable to its Oil and Gas Markets reporting unit. Goodwill represents the excess cost of a business acquired over the fair market value of identifiable net assets at the date of acquisition.

At December 31, 2022, the Company determined there were no triggering events requiring an impairment assessment of its goodwill and other intangible assets. The Company performs its annual goodwill impairment test in the fourth quarter. If the Company determines that the future cash flows anticipated to be generated from its reporting units will not be sufficient to recover the carrying amount of the respective reporting unit, it will need to recognize an impairment charge equal to the difference between the carrying amount of the reporting unit and its fair value, not to exceed the carrying amount of the goodwill.

Other intangible asset amortization expense for the three months ended December 31, 2022 and 2021 was $0.2 million and $0.4 million, respectively.

As of December 31, 2022, future estimated amortization expense of other intangible assets is as follows (in thousands):

For fiscal years ending September 30,
2023 (remainder)	$529
2024	395
2025	381
2026	374
2027	360
Thereafter	3,296
$5,335

10. Long-Term Debt

The Company had no long-term debt outstanding at December 31, 2022 and September 30, 2022.

In May 2022, the Company entered into a credit agreement (the “Agreement”) with Amerisource Funding, Inc, as administrative agent and as a lender, and Woodforest National Bank, as a lender. Available borrowings under the Agreement are determined by a borrowing base with a maximum availability of $10 million. The borrowing base is determined based upon certain of the Company's domestic assets which include (i) 70% loan to value of the Company's property located at 6410 Langfield Road in Houston, Texas (the “Property”), (ii) 50% of forced liquidation value of equipment, (iii) 80% of certain accounts receivable and (iv) 50% of forced liquidation value of certain inventory (inventory borrowing base limited to 100% of borrowing base credit given toward accounts receivable). The Agreement is for a two-year term with all funds borrowed due at the expiration of the term. The interest rate on borrowed funds is the Wall Street prime rate (with a minimum of 3.25%) plus 4.00%. The Company is required to make monthly interest payments on borrowed funds. Borrowings under the Agreement will be principally secured by the Property and the Company's domestic equipment, inventory and accounts receivables. In addition, certain domestic subsidiaries of the Company have guaranteed the obligations of the Company under the Agreement and such subsidiaries have secured the obligations by pledging certain assets. The Agreement requires the Company to maintain a minimum consolidated tangible net worth of $100 million. At December 31, 2022, the Company was compliant with all covenants under the Agreement and its borrowing availability was $8.5 million.

As discussed in Note 7, the Property is under contract to sell at December 31, 2022. The Company is currently in discussions with its lenders to collateralize the Agreement with alternative domestic assets.

Debt issuance costs of $0.2 million were incurred in connection with the Agreement. These costs were capitalized in other assets on the consolidated balance sheet and are being amortized to interest expense over the term of the Agreement.

11. Stock-Based Compensation

During the three months ended December 31, 2022, the Company issued 174,250 restricted stock units (“RSUs”) under its 2014 Long Term Incentive Plan, as amended. The RSUs issued include both time-based and performance-based vesting provisions. The weighted average grant date fair value of each RSU was $4.50 per unit. The grant date fair value of the RSUs was $0.8 million, which will be charged to expense over the next four years as the restrictions lapse. Compensation expense for the RSUs was determined based on the closing market price of the Company’s stock on the date of grant applied to the total number of units that are anticipated to fully vest. Each RSU represents a contingent right to receive one share of the Company’s common stock upon vesting.

As of December 31, 2022, there were 382,111 RSUs outstanding. As of December 31, 2022, the Company had unrecognized compensation expense of $2.2 million relating to RSUs that is expected to be recognized over a weighted average period of 3.1 years.

12. Loss Per Common Share

The following table summarizes the calculation of net loss and weighted average common shares and common equivalent shares outstanding for purposes of the computation of loss per share (in thousands, except share and per share data):

	Three Months Ended
	December 31, 2022	December 31, 2021
Net loss	$(97)	$(6,768)
Less: Loss allocable to unvested restricted stock	—	—
Loss attributable to common shareholders for diluted earnings per share	$(97)	$(6,768)
Weighted average number of common share equivalents:
Common shares used in basic loss per share	13,067,991	12,919,673
Common share equivalents outstanding related to RSUs	—	—
Total weighted average common shares and common share equivalents used in diluted loss per share	13,067,991	12,919,673
Loss per share:
Basic	$(0.01)	$(0.52)
Diluted	$(0.01)	$(0.52)

For the calculation of diluted loss per share for the three months ended December 31, 2022, 382,111 non-vested RSUs were excluded in the calculation of weighted average shares outstanding since their impact on diluted loss per share was antidilutive. For the calculation of diluted loss per share for the three months ended December 31, 2021, 376,466 non-vested RSUs were excluded in the calculation of weighted average shares outstanding since their impact on diluted loss per share was antidilutive.

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

14. Segment Information

The Company reports and evaluates financial information for three operating business segments: Oil and Gas Markets, Adjacent Markets and Emerging Markets. The Oil and Gas Markets segment's products include wireless seismic data acquisition systems, reservoir characterization products and services, and traditional seismic exploration products such as geophones, hydrophones, leader wire, connectors, cables, marine streamer retrieval and steering devices and various other seismic products. The Adjacent Markets segment's products include imaging equipment, water meter products, remote shut-off valves and Internet of Things (IoT) platform, as well as and seismic sensors used for vibration monitoring and geotechnical applications such as mine safety applications and earthquake detection. The Emerging Markets segment designs and markets seismic products targeted at the border and perimeter security markets.

The following table summarizes the Company’s segment information (in thousands):

	Three Months Ended
	December 31, 2022	December 31, 2021
Revenue:
Oil and Gas Markets	$20,148	$9,654
Adjacent Markets	10,822	8,171
Emerging Markets	93	137
Corporate	46	29
Total	$31,109	$17,991

Income (loss) from operations:
Oil and Gas Markets	$2,406	$(4,170)
Adjacent Markets	1,747	1,208
Emerging Markets	(1,213)	(820)
Corporate	(3,219)	(3,104)
Total	$(279)	$(6,886)

15. Income Taxes

Consolidated income tax expense for the three months ended December 31, 2022 and 2021 was $30,000 and $0.1 million, respectively. The Company is currently unable to record any tax benefits from the tax losses it incurs in the U.S., Canada and the Russian Federation due to the uncertainty surrounding its ability to utilize such losses in the future to offset taxable income.

16. Risks and Uncertainties

Concentration of Credit Risk

As of December 31, 2022, the Company had combined trade accounts and notes receivable from four customers of $9.2 million, $6.0 million, $4.1 million and $4.0 million, respectively. During the three months ended December 31, 2022, revenue recognized from these four customers was $8.0 million, $2.7 million, $4.0 million and $1.7 million, respectively. During the three months ended December 31, 2021, revenue recognized from these four customers was $3.2 million, $0.7 million, zero, and $4.6 million, respectively.

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

Oil Commodity Price Levels

Demand for many of the Company’s products and the profitability of its operations depend primarily on the level of worldwide oil and gas exploration activity. Prevailing oil and gas prices, with an emphasis on crude oil prices, and market expectations regarding potential changes in such prices significantly affect the level of worldwide oil and gas exploration activity. During periods of improved energy commodity prices, the capital spending budgets of oil and natural gas operators tend to expand, which results in increased demand for our customers services leading to increased demand in the Company’s products. Conversely, in periods when these energy commodity prices deteriorate, capital spending budgets of oil and natural gas operators tend to contract causing demand for the Company’s products to weaken. Historically, the markets for oil and gas have been volatile and are subject to wide fluctuations in response to changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond its control. These factors include the level of consumer demand, regional and international economic conditions, weather conditions, domestic and foreign governmental regulations (including those related to climate change), price and availability of alternative fuels, political conditions, the war between Russian and Ukraine, instability and hostilities in the Middle East and other significant oil-producing regions, increases and decreases in the supply of oil and gas, the effect of worldwide energy conservation measures and the ability of the Organization of Petroleum Exporting Countries ("OPEC') to set and maintain production levels and prices of foreign imports.

Crude oil prices held above $70 per barrel throughout 2022, which may result in higher cash flows for exploration and production companies. Any material changes in oil and gas prices or other market trends, like slowing growth of the global economy, could adversely impact seismic exploration activity and would likely affect the demand for the Company's products and could materially and adversely affect its results of operations and liquidity.

Generally, imbalances in the supply and demand for oil and gas will affect oil and gas prices and, in such circumstances, demand for the Company’s oil and gas products may be adversely affected when world supplies exceed demand.

Armed Conflict Between Russia and Ukraine

A portion of the Company's oil and gas product manufacturing is conducted through its wholly-owned subsidiary Geospace Technologies Eurasia LLC ("GTE"), which is based in the Russian Federation. In February 2022, the Russian Federation launched a full-scale military invasion of Ukraine, and Russia and Ukraine continue to engage in active and armed conflict. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions in addition to any direct impact on the Company's operations in Russia. As a result of the invasion, the governments of several western nations, including the U.S., Canada, the United Kingdom and the European Union, implemented new and/or expanded economic sanctions and export restrictions against Russia, Russian-backed separatist regions in Ukraine, certain banks, companies, government officials, and other individuals in Russia and Belarus. The implementation of these sanctions and exports restrictions, in combination with the withdrawal of numerous private companies from the Russian market, has had, and is likely to continue to have, a negative impact on the Company's business in the region. In fiscal year 2022, the Company imported $1.9 million of products from GTE for resale elsewhere in the world. The rapid changes in rules and implementation of new rules on imports and exports of goods involving Russia has also led to serious delays in getting goods to or from Russia as port authorities struggle to keep up with the changing environment. If imports of these products from the Russian Federation are restricted by government regulation, the Company may be forced to find other sources for the manufacturing of these products at potentially higher costs. Likewise, restrictions on the Company's ability to send products to our subsidiary in Russia, may force our subsidiary to have to find other sources for the manufacturing of these products at potentially higher costs; however, the Company's exports to GTE have historically been limited. Boycotts, protests, unfavorable regulations, additional governmental sanctions and other actions in the region could also adversely affect the Company's ability to operate profitably. Delays in obtaining governmental approvals can affect the Company's ability to timely deliver its products pursuant to contractual obligations, which could result in the Company being liable to its customers for damages. The risk of doing business in the Russian Federation and other economically or politically volatile areas could adversely affect the Company's operations and earnings. It is possible that increasing sanctions, export controls, restrictions on access to financial institutions, supply and transportation challenges, or other circumstances or considerations could necessitate a reduction, or even discontinuation, of operations by GTE or other business in Russia.

The Company is actively monitoring the situation in Ukraine and Russia and assessing its impact on its business, including GTE. The net carrying value of this subsidiary on the Company's consolidated balance sheet at December 31, 2022 was $5.5 million, including cash of $2.2 million. In response to sanctions imposed by the U.S. and others on Russia, the Russian government has imposed restrictions on companies' abilities to repatriate or otherwise remit cash from their Russian-based operations to locations outside of Russia. As a result, this cash can be used in our Russian operations, but we may be unable to transfer it out of Russia without incurring substantial costs, if at all. In addition to the $1.9 million of products the Company imported from GTE in fiscal year 2022, the subsidiary generated

$1.9 million in revenue from domestic sales in fiscal year 2022. The Company has no way to predict the duration, progress or outcome of the military conflict in Ukraine. The extent and duration of the military action, sanctions, and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and the Company's business for an unknown period of time.

17. Exit and Disposal Activities

During the first quarter of fiscal year 2023, the Company implemented a plan to discontinue the manufacture of certain low margin, low revenue products and reconfigure our production facilities to lower our costs and raise efficiencies. As part of the plan, reductions were made to the Company's workforce which are expected to yield an annual savings of more than $2 million. In connection with the plan, the Company incurred costs of $0.6 million in the first quarter of fiscal year 2023, primarily termination costs related to the workforce reduction. The costs were recorded both to cost of revenue and operating expenses in the consolidated statement of operations. No significant future costs are expected. Outstanding liabilities related to the plan was $0.2 million as of December 31, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the major elements of our consolidated financial statements. You should read this discussion and analysis together with our consolidated financial statements, including the accompanying notes, and other detailed information appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended September 30, 2022.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “could”, “intend”, “expect”, “plan”, “budget”, “forecast”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue”, “evaluating” or similar words. Statements that contain these words should be read carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other forward-looking information. Examples of forward-looking statements include, among others, statements that we make regarding our expected operating results, the timing, adoption, results and success of our rollout of our Aquana smart water valves and cloud-based control platform, future demand for our Quantum security solutions, the adoption and sale of our products in various geographic regions, potential tenders for permanent reservoir monitoring systems, future demand for OBX rental equipment, the adoption of Quantum's SADAR® product monitoring of subsurface reservoirs, the completion of new orders for channels of our GCL system, the fulfillment of customer payment obligations, the impact of and the recovery from the impact of the coronavirus (or COVID-19) pandemic, the impact of the current armed conflict between Russia and Ukraine, our ability to manage changes and the continued health or availability of management personnel, volatility and direction of oil prices, anticipated levels of capital expenditures and the sources of funding therefor, and our strategy for growth, product development, market position, financial results and the provision of accounting reserves. These forward-looking statements reflect our current judgment about future events and trends based on the information currently available to us. However, there will likely be events in the future that we are not able to predict or control. The factors listed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, as well as other cautionary language in such Annual Report and this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Such examples include, but are not limited to, the failure of the Quantum and OptoSeis® or Aquana technology transactions to yield positive operating results, decreases in commodity price levels, the continued adverse impact of COVID-19 which could reduce demand for our products, the failure of our products to achieve market acceptance (despite substantial investment by us), our sensitivity to short term backlog, delayed or cancelled customer orders, product obsolescence resulting from poor industry conditions or new technologies, bad debt write-offs associated with customer accounts, inability to collect on promissory notes, lack of further orders for our OBX rental equipment, failure of our Quantum products to be adopted by the border and security perimeter market or a decrease in such market due to governmental changes, and infringement or failure to protect intellectual property. The occurrence of the events described in these risk factors and elsewhere in this Quarterly Report on Form 10-Q could have a material adverse effect on our business, results of operations and financial position, and actual events and results of operations may vary materially from our current expectations. We assume no obligation to revise or update any forward-looking statement, whether written or oral, that we may make from time to time, whether as a result of new information, future developments or otherwise.

Business Overview

Unless otherwise specified, the discussion in this Quarterly Report on Form 10-Q refers to Geospace Technologies Corporation and its subsidiaries. We principally design and manufacture seismic instruments and equipment. These seismic products are marketed to the oil and gas industry and used to locate, characterize and monitor hydrocarbon producing reservoirs. We also market our seismic products to other industries for vibration monitoring, border and perimeter security and various geotechnical applications. We design and manufacture other products of a non-seismic nature, including water meter products, imaging equipment, remote shutoff water valves and Internet of Things ("IoT") platform and provide contract manufacturing services. We report and categorize our customers and products into three different segments: Oil and Gas Markets, Adjacent Markets and Emerging Markets. In recent years, the revenue contribution from our Adjacent Markets segment has grown to represent nearly half of our total revenue. This revenue growth is reflective of both our diversification strategy as well as the continued downturn in the Oil and Gas Markets segment.

Demand for our seismic products targeted at customers in our Oil and Gas Markets segment has been, and will likely continue to be, vulnerable to downturns in the economy and the oil and gas industry in general. For more information, please refer to the risks discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

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

Wireless Products

We have developed multiple versions of a land-based wireless (or nodal) seismic data acquisition system. Rather than utilizing interconnecting cables as required by most traditional land data acquisition systems, each of our wireless stations operate as an independent data collection system, allowing for virtually unlimited channel configurations. As a result, our wireless systems require less maintenance, which we believe allows our customers to operate more effectively and efficiently because of its reduced environmental impact, lower weight and ease of operation. Each wireless station is available in a single-channel or three-channel configuration. Since its introduction in 2008 and through December 31, 2022, we have sold 500,000 wireless channels and we currently have 63,000 wireless channels in our rental fleet.

We have also developed a marine-based wireless seismic data acquisition system called the OBX. Similar to our land-based wireless systems, the marine OBX system may be deployed in virtually unlimited channel configurations and does not require interconnecting cables between each station. We have two versions of OBX nodal stations. A shallow water version that can be used in depths up to 750 meters and a deepwater version that can be deployed in depths of up to 3,450 meters. Through December 31, 2022, we have sold 13,000 OBX stations and we currently have 24,000 OBX stations in our rental fleet.

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

During 2022, we have maintained active discussions with potential clients for future PRM systems. In coordination with a potential client, we concluded a successful demonstration of our OptoSeis® fiber optic PRM technology in real-world field conditions. This demonstration was a pre-requisite step toward future contract consideration. If we are awarded a PRM contract in fiscal year 2023, revenue will most likely not be recognized until fiscal year 2024. We have also held discussions and received requests for information from other major oil and gas producers regarding PRM systems. We have not received any orders for a large-scale seabed PRM system since November 2012.

Adjacent Markets

Our Adjacent Markets businesses leverage upon existing manufacturing facilities and engineering capabilities utilized by our Oil and Gas Markets businesses. Many of the seismic products in our Oil and Gas Markets segment, with little or no modification, have direct application to other industries.

Our business diversification strategy has centered largely on translating expertise in ruggedized engineering and manufacturing into expanded customer markets. To bolster the solid market share we have established in the water utility market for water meter cables, in fiscal year 2021, we acquired the smart water IoT company, Aquana, LLC ("Aquana").

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

Emerging Markets

Our Emerging Markets business segment consists entirely of our Quantum business. Quantum’s product line includes a proprietary detection system called SADAR®, which detects, locates and tracks items of interest in real-time. Using the SADAR® technology, Quantum designs and sells products used for border and perimeter security surveillance, cross-border tunneling detection and other products targeted at movement monitoring, intrusion detection and situational awareness. SADAR's technology also provides passive seismic real-time monitoring in emerging energy applications such as Carbon Capture and Storage (CCS) and geothermal energy. Quantum's customers include various agencies of the U.S. government including the Department of Defense, Department of Energy, Department of Homeland Security and other agencies as well as energy companies needing real-time monitoring of seismic data..

Consolidated Results of Operations

We report and evaluate financial information for three segments: Oil and Gas Markets, Adjacent Markets and Emerging Markets. Summary financial data by business segment follows (in thousands):

	Three Months Ended
	December 31, 2022	December 31, 2021
Oil and Gas Markets
Traditional exploration product revenue	$2,755	$591
Wireless exploration product revenue	17,238	8,727
Reservoir product revenue	155	336
Total revenue	20,148	9,654
Operating income (loss)	2,406	(4,170)
Adjacent Markets
Industrial product revenue	7,930	5,013
Imaging product revenue	2,892	3,158
Total revenue	10,822	8,171
Operating income	1,747	1,208
Emerging Markets
Revenue	93	137
Operating loss	(1,213)	(820)
Corporate
Revenue	46	29
Operating loss	(3,219)	(3,104)
Consolidated Totals
Revenue	31,109	17,991
Operating loss	(279)	(6,886)

Overview

Although in an already depressed oil and gas industry, demand further decreased in February 2020 because of the oversupply of crude oil due to failed OPEC negotiations that led to a dramatic drop in crude oil prices when combined with the impact of the COVID-19 pandemic. These declines in the demand for oil and gas have caused oil and gas exploration and production companies to experience a significant reduction in cash flows, which have resulted in reductions in their capital spending budgets for oil and gas exploration-focused activities, including seismic data acquisition activities. Crude oil prices held above $70 per barrel throughout 2022; however, a lag in time typically occurs between higher oil prices and greater demand for our Oil and Gas Markets segment products. We believe this lag is the result of exploration and production (“E&P”) companies allocating their cash flow towards shareholder reward initiatives, such as stock buy-back programs and dividend payments, or in debt reduction. We believe this lag is a short-term trend that will continue until E&P companies decide to reinvest capital into exploration activities. As this lag persists, we expect the reduced levels of demand for our Oil and Gas Markets segment products and our rental marine wireless nodal products to continue. We also expect our land-based traditional and wireless products will continue to experience low levels of product demand until our customers consume their excess levels of underutilized equipment. During the third quarter of fiscal year 2022, we began to experience an increase in rental demand for our marine nodal products in the form of additional rental contracts and requests for quotes from existing and new customers.

During the first quarter of fiscal year 2023, we implemented a plan to discontinue the manufacture of certain low margin, low revenue products and reconfigure our production facilities to lower our costs and raise efficiencies. As part of the plan, reductions were made to our workforce which are expected to yield an annual savings of more than $2 million. In connection with the plan, we incurred costs of $0.6 million in ther first quarter of fiscal year 2023, primarily termination costs related to the workforce reduction. The costs were recorded both to cost of revenue and operating expenses in the consolidated statement of operations. No significant future costs are expected.

In light of current market conditions, the inventory balances in our Oil and Gas Markets business segment at December 31, 2022 continued to exceed levels we consider appropriate for the current level of product demand. We are continuing to work aggressively to reduce these legacy inventory balances; however, we are also adding new inventories for new wireless product developments and for other product demand in our Adjacent Markets segment. During periods of excessive inventory levels, our policy has been, and will continue to be, to record obsolescence expense as we experience reduced product demand and as our inventories continue to age. As difficult market conditions continue for the products in our Oil and Gas Markets segment, we are recording additional expenses for inventory obsolescence and will continue to do so in the future until product demand and/or resulting inventory turnover return to acceptable levels.

Armed Conflict Between Russia and Ukraine

A portion of our oil and gas product manufacturing is conducted by Geopace Technologies Eurasia LLC, our wholly-owned subsidiary based in the Russian Federation. Consequently, our oil and gas business could be directly affected by the current war between Russia and Ukraine. See Note 16 in this Quarterly Report on Form 10-Q for more information.

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

During the fiscal year 2022, our operations have, for the most part, remained open globally and the impact of the effects of COVID-19 to our personnel and operations has been limited. Our supply chain has become increasingly strained due to increased pricing for raw material and supplies coupled with longer than expected lead times. We initially experienced a reduction in demand for the rental of our OBX marine nodal products, which we believed was primarily the result of the pandemic; however, demand has increased in fiscal year 2022. We also believe our Adjacent Markets business segment has entered into a period of recovery from the initial effects of the COVID-19 pandemic, but we continue to be cautious about the pandemic’s effect on our other business segments and our supply chain. As a result, we continually communicate with our suppliers and customers as information is available to best manage this difficult situation

Three months ended December 31, 2022 compared to the three months ended December 31, 2021

Consolidated revenue for the three months ended December 31, 2022 was $31.1 million, an increase of $13.1 million, or 72.9%, from the corresponding period of the prior fiscal year. The increase was largely attributable to higher revenue from our Oil and Gas Markets segment, primarily due to increased utilization of our OBX rental fleet and higher wireless exploration product revenue. Wireless exploration product revenue included $4.0 million from a rental customer as compensation for lost OBX nodes. The increase in consolidated revenue was also caused by an increase in sales of industrial products from our Adjacent Markets segment.

Consolidated gross profit for the three months ended December 31, 2022 was $10.5 million, an increase of $8.8 million from the corresponding period of the prior fiscal year. The increase was primarily due to higher gross profits from the increased utilization of our OBX rental fleet and from higher wireless exploration product sales. The increase was also attributable to the increase from industrial product revenue and related gross profits.

Consolidated operating expenses for the three months ended December 31, 2022 were $10.8 million, an increase of $2.2 million, or 25.9%, from the corresponding period of the prior fiscal year. The increase was due to (i) a $2.4 million favorable non-cash adjustment reported in the prior year period resulting from a change in the estimated fair value of contingent consideration related to our Quantum and OptoSeis®acquisitions, (ii) a $0.7 million increase in selling, general and administrative expenses, resulting from increased revenue and $0.3 million in employee termination costs and (iii) a $0.1 million increase in bad debt expense. These increased operating expenses were partially offset by a $1.0 million decrease in research and development project costs.

Consolidated other income for the three months ended December 31, 2022 did not change materially from the prior year period.

Segment Results of Operations

Oil and Gas Markets

Revenue

Revenue from our Oil and Gas Markets products for the three months ended December 31, 2022 increased $10.5 million, or 108.7%, from the corresponding period of the prior fiscal year. The components of these increases were as follows:

•
Traditional Exploration Product Revenue – For the three months ended December 31, 2022, revenue from our traditional products was $2.8 million, an increase of $2.2 million from the corresponding period of the prior fiscal year. The increase was primarily due to higher demand for our sensor products.
•
Wireless Exploration Product Revenue – For the three months ended December 31, 2022, revenue from our wireless exploration products increased $8.5 million, or 97.5%, from the corresponding period of the prior fiscal year. This increase was primarily due to increased rental revenue attributable to higher utilization of our OBX rental fleet. The increase also reflects higher revenue from both our OBX and land-based wireless products. Wireless product revenue for the three months ended December 31, 2022 included $4.0 million from a rental equipment customer as compensation for lost OBX nodes.

Operating Income (Loss)

Operating income associated with our Oil and Gas Markets products for the three months ended December 31, 2022 was $2.4 million, compared to an operating loss of $(4.2) million from the corresponding period of the prior fiscal year. The increase in operating income was primarily due to (i) higher wireless rental and product revenue and related gross profits due to improved utilization of our OBX rental fleet, (ii) compensation for OBX nodes lost by our customer. These improvements in operating income were partially offset by a $2.4 million favorable non-cash adjustment reported in the prior year period resulting from a change in the estimated fair value of contingent consideration related to our OptoSeis® acquisition.

Adjacent Markets

Revenue

Revenue from our Adjacent Markets products for the three months ended December 31, 2022 increased $2.7 million, or 32.4%, from the corresponding period of the prior fiscal year. The components of these increases were as follows:

•
Industrial Product Revenue and Services – For the three months ended December 31, 2022, revenue from our industrial products increased $2.9 million, or 58.2%, from the corresponding period of the prior fiscal year. The increase in revenue was primarily due to higher demand for our water meter products.
•
Imaging Product Revenue – For the three months ended December 31, 2022, revenue from our imaging products decreased $0.3 million, or 8.4%, from the corresponding period of the prior fiscal year. The decrease was primarily due to lower demand for our consumable film products.

Operating Income

The operating income from our Adjacent Markets products for the three months ended December 31, 2022 was $1.7 million, an increase of $0.5 million, or 44.6%, from the corresponding period of the prior fiscal year. The increase in operating income was primarily due to the increase in revenue and related gross profits. The increase in operating income was partially offset by an increase in operating expenses, mostly caused by higher research and development expense.

Emerging Markets

Revenue

Revenue from our Emerging Markets products was $0.1 million for each of the three months ended December 31, 2022 and 2021. The revenue for each period primarily consisted of on-going service and maintenance related to our completed contract with the U.S. Customs and Border Protection.

Operating Loss

Operating loss from our Emerging Markets products for the three months ended December 31, 2022 was $(1.2) million, an increase of 0.4 million, or 47.9%, from the corresponding period in the prior fiscal year. The increase in operating loss was primarily due to a $0.6 million favorable non-cash adjustment reported in the prior year period resulting from a change in the estimated fair value of contingent consideration related to our Quantum acquisition. The increase in operating loss was partially offset by lower operating expenses.

Liquidity and Capital Resources

At December 31, 2022, we had approximately $12.3 million in cash and cash equivalents and short-term investments. For the three months ended December 31, 2022, we used $4.9 million of cash from operating activities. Our net loss of $0.1 million was offset by net non-cash charges of $6.4 million resulting from deferred income taxes, depreciation, amortization, accretion, inventory obsolescence, stock-based compensation and bad debt expense. Other uses of cash in our operations primarily included (i) a $6.9 million increase in trade accounts and notes receivable primarily due to our increase in revenue and the timing of collections from customers, (ii) a $5.2 million increase in inventories to meet an increase in demand for our products and (iii) the removal of $3.1 million gross profit from the sale of used rental equipment as it is included in investing activities. Offsetting these uses of cash were (i) a $1.9 million increase in accounts payable primarily due to the timing of payments to our suppliers, (ii) a $1.2 million increase in other liabilities due an increase in customer deposits we require for our rental equipment from and an increase in accrued property taxes and (iii) a $0.9 million decrease in other assets primarily due to a decrease in prepaid product purchases and prepaid insurance.

For the three months ended December 31, 2022, we generated cash of $0.2 million in investing activities. Sources of cash primarily consisted of proceeds of $0.6 million from the sale of used rental equipment. Offsetting this source of cash were (i) $0.3 million for additions to our property, plant and equipment and (ii) $0.2 million for additions to our equipment rental fleet. We expect our cash investments in our rental fleet to be approximately $6.0 million in fiscal year 2023. We expect our cash investments in property, plant and equipment will be approximately $1.0 million in fiscal year 2023. Our capital expenditures are expected to be funded from our cash on hand, internal cash flows, cash flows from our rental contracts or, if necessary, borrowings under our new credit agreement.

For the three months ended December 30, 2022, we used $0.2 million from financing activities for contingent consideration payments to the former shareholders of Quantum.

Our available cash and cash equivalents and short-term investments totaled $12.3 million at December 31, 2022, which included $2.9 million of cash and cash equivalents held by our foreign subsidiaries and branch offices, of which $2.2 million was held by our subsidiary in the Russian Federation. In response to sanctions imposed by the U.S. and others on Russia, the Russian government has imposed restrictions on companies' abilities to repatriate or otherwise remit cash from their Russian-based operations to locations outside of Russia. As a result, this cash can be used in our Russian operations, but we may be unable to transfer it out of Russia without incurring substantial costs, if at all. In addition, if we were to repatriate the cash held by our Russian subsidiary, we would be required to accrue and pay taxes on any amount repatriated.

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

The Property is under contract to sell at December 31, 2022. The Company is currently in discussions with its lenders to collateralize the Agreement with alternative domestic assets.

At December 31, 2022, we had no borrowings outstanding and were compliant with all covenants under the Agreement. Our borrowing availability at December 31, 2022 was $8.5 million. We do not currently anticipate the need to borrow under the Agreement, however, we may decide to do so in the future, if needed.

Our available cash and cash equivalent and short-term investments decreased $4.8 million during the three months ended December 31, 2022. In the absence of future profitable results of operations, we may need to rely on other sources of liquidity to fund our future operations, including executed rental contracts, available borrowings under our Agreement through its expiration in May 2024, leveraging or sales of real estate assets, sales of rental assets and other liquidity sources which may be available to us. We currently believe that our cash, cash equivalents and short-term investments will be sufficient to finance any future operating losses and planned capital expenditures through the next twelve months.

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

Critical Accounting Estimates

During the three months ended December 31, 2022, there has been no material change to our critical accounting estimates discussed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including the CEO and CFO, as of December 31, 2022, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101*

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets at December 31, 2022 and September 30, 2022, (ii) the Consolidated Statements of Operations for the three months ended December 31, 2022 and 2021, (iii) the Consolidated Statements of Comprehensive Loss for the three months ended December 31, 2022 and 2021, (iv) the Consolidated Statements of Stockholders’ Equity for the three months ended December 31, 2022 and 2021, (v) the Consolidated Statements of Cash Flows for the three months ended December 31, 2022 and 2021 and (vi) Notes to Consolidated Financial Statements.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022 formatted in Inline XBRL.

* Filed with this Quarterly Report on Form 10-Q

** Furnished with this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEOSPACE TECHNOLOGIES CORPORATION

Date:	February 9, 2023	By:	/s/ Walter R. Wheeler
Walter R. Wheeler, President
and Chief Executive Officer
(duly authorized officer)

Date:	February 9, 2023	By:	/s/ Robert L. Curda
Robert L. Curda, Vice President,
Vice President, Chief Financial Officer and Secretary
(principal financial officer)