Form 10-Q
period 2023-03-31
GEOSPACE TECHNOLOGIES CORP
filed 2023-05-12
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2023 OR

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

As of April 30, 2023, the registrant had 13,171,489 shares of common stock, $0.01 par value per share outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except share amounts)

(unaudited)

	March 31, 2023	September 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$22,805	$16,109
Short-term investments	—	894
Trade accounts and notes receivable, net	25,908	20,886
Inventories, net	20,477	19,995
Prepaid expenses and other current assets	1,404	2,077
Total current assets	70,594	59,961

Non-current inventories, net	17,508	12,526
Rental equipment, net	20,579	28,199
Property, plant and equipment, net	22,690	26,598
Operating right-of-use assets	836	957
Goodwill	736	736
Other intangible assets, net	5,143	5,573
Other non-current assets	356	506
Total assets	$138,442	$135,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable trade	$5,021	$5,595
Contingent consideration	—	175
Operating lease liabilities	248	241
Other current liabilities	6,967	6,616
Total current liabilities	12,236	12,627

Non-current operating lease liabilities	654	769
Deferred tax liabilities, net	15	13
Total liabilities	12,905	13,409

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $.01 par value, 20,000,000 shares authorized; 14,013,481 and 13,863,233 shares issued, respectively; and 13,171,489 and 13,021,241 shares outstanding, respectively	140	139
Additional paid-in capital	95,343	94,667
Retained earnings	54,194	49,654
Accumulated other comprehensive loss	(16,640)	(15,313)
Treasury stock, at cost, 841,992 shares	(7,500)	(7,500)
Total stockholders’ equity	125,537	121,647
Total liabilities and stockholders’ equity	$138,442	$135,056

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Revenue:
Products	$17,701	$21,565	$37,249	$34,597
Rental	13,669	3,135	25,230	8,094
Total revenue	31,370	24,700	62,479	42,691
Cost of revenue:
Products	13,196	13,500	28,561	24,850
Rental	5,225	4,390	10,435	9,329
Total cost of revenue	18,421	17,890	38,996	34,179

Gross profit	12,949	6,810	23,483	8,512

Operating expenses:
Selling, general and administrative	6,387	5,991	12,822	11,735
Research and development	3,483	4,673	7,741	9,942
Change in estimated fair value of contingent consideration	—	(2,218)	—	(4,658)
Bad debt expense	17	13	137	28
Total operating expenses	9,887	8,459	20,700	17,047

Gain on disposal of property	1,315	—	1,315	—

Income (loss) from operations	4,377	(1,649)	4,098	(8,535)

Other income (expense):
Interest expense	(39)	—	(78)	—
Interest income	127	126	283	320
Foreign exchange gains, net	185	93	292	111
Other, net	6	(19)	(6)	(36)
Total other income, net	279	200	491	395

Income (loss) before income taxes	4,656	(1,449)	4,589	(8,140)
Income tax expense	19	25	49	102
Net income (loss)	$4,637	$(1,474)	$4,540	$(8,242)

Income (loss) per common share:
Basic	$0.35	$(0.11)	$0.35	$(0.64)
Diluted	$0.35	$(0.11)	$0.35	$(0.64)

Weighted average common shares outstanding:
Basic	13,156,715	12,999,022	13,111,866	12,958,911
Diluted	13,156,715	12,999,022	13,111,866	12,958,911

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Net income (loss)	$4,637	$(1,474)	$4,540	$(8,242)
Other comprehensive income (loss):
Change in unrealized gains on available-for-sale securities, net of tax	7	2	15	(7)
Foreign currency translation adjustments	(1,348)	(1,558)	(1,342)	(1,691)
Total other comprehensive loss	(1,341)	(1,556)	(1,327)	(1,698)
Total comprehensive income (loss)	$3,296	$(3,030)	$3,213	$(9,940)

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE six months ended March 31, 2023 and 2022

(in thousands, except share amounts)

(unaudited)

	Common Stock				Accumulated
			Additional		Other
	Shares		Paid-In	Retained	Comprehensive	Treasury
	Outstanding	Amount	Capital	Earnings	Loss	Stock	Total
Balance at October 1, 2022	13,021,241	$139	$94,667	$49,654	$(15,313)	$(7,500)	$121,647
Net loss	—	—	—	(97)	—	—	(97)
Other comprehensive income	—	—	—	—	14	—	14
Issuance of common stock pursuant to the vesting of restricted stock units	109,748	1	—	—	—	—	1
Stock-based compensation	—	—	370	—	—	—	370
Balance at December 31, 2022	13,130,989	140	95,037	49,557	(15,299)	(7,500)	121,935

Net income	—	—	—	4,637	—	—	4,637
Other comprehensive loss	—	—	—	—	(1,341)	—	(1,341)
Issuance of common stock pursuant to the vesting of restricted stock units	40,500	—	—	—	—	—	—
Stock-based compensation	—	—	306	—	—	—	306
Balance at March 31, 2023	13,171,489	$140	$95,343	$54,194	$(16,640)	$(7,500)	125,537

Balance at October 1, 2021	12,969,542	$137	$92,935	$72,510	$(16,320)	$(6,805)	$142,457
Net loss	—	—	—	(6,768)	—	—	(6,768)
Other comprehensive loss	—	—	—	—	(142)	—	(142)
Issuance of common stock pursuant to the vesting of restricted stock units	84,762	1	—	—	—	—	1
Purchase of treasury stock	(72,563)	—	—	—	—	(695)	(695)
Stock-based compensation	—	—	536	—	—	—	536
Balance at December 31, 2021	12,981,741	138	93,471	65,742	(16,462)	(7,500)	135,389

Net loss	—	—	—	(1,474)	—	—	(1,474)
Other comprehensive loss	—	—	—	—	(1,556)	—	(1,556)
Issuance of common stock pursuant to the vesting of restricted stock units	37,500	1	(1)	—	—	—	—
Stock-based compensation	—	—	418	—	—	—	418
Balance at March 31, 2022	13,019,241	$139	$93,888	$64,268	$(18,018)	$(7,500)	$132,777

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	March 31, 2023	March 31, 2022
Cash flows from operating activities:
Net income (loss)	$4,540	$(8,242)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred income tax expense (benefit)	—	(7)
Rental equipment depreciation	6,442	7,205
Property, plant and equipment depreciation	1,896	2,071
Amortization of intangible assets	430	893
Accretion of discounts on short-term investments	1	76
Stock-based compensation expense	676	954
Bad debt expense	137	28
Inventory obsolescence expense	1,836	1,106
Change in estimated fair value of contingent consideration	—	(4,658)
Gross profit from sale of used rental equipment	(3,925)	(10,741)
Gain on disposal of property	(1,315)	—
Gain on disposal of equipment	(464)	—
Realized loss on short-term investments	—	18
Effects of changes in operating assets and liabilities:
Trade accounts and notes receivable	(8,352)	4,666
Unbilled receivables	—	1,051
Inventories	(7,882)	(1,313)
Other assets	1,702	1,027
Accounts payable trade	(574)	(1,746)
Other liabilities	(226)	(2,720)
Net cash used in operating activities	(5,078)	(10,332)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,126)	(509)
Proceeds from the sale of equipment	539	—
Proceeds from the sale of property	3,682	—
Investment in rental equipment	(635)	(2,368)
Proceeds from the sale of used rental equipment	8,794	3,000
Purchases of short-term investments	—	(450)
Proceeds from the sale of short-term investments	900	6,174
Net cash provided by investing activities	12,154	5,847

Cash flows from financing activities:
Payments on contingent consideration	(175)	(807)
Purchase of treasury stock	-	(695)
Net cash used in financing activities	(175)	(1,502)

Effect of exchange rate changes on cash	(205)	132
Increase (decrease) in cash and cash equivalents	6,696	(5,855)
Cash and cash equivalents, beginning of fiscal year	16,109	14,066
Cash and cash equivalents, end of fiscal period	$22,805	$8,211

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$26	$81
Issuance of note receivable related to sale of used rental equipment	—	11,745
Inventory transferred to rental equipment	82	814
Inventory transferred to property, plant and equipment	—	172

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet of Geospace Technologies Corporation and its subsidiaries (the “Company”) at  September 30, 2022 was derived from the Company’s audited consolidated financial statements at that date. The consolidated balance sheet at  March 31, 2023 and the consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the three and six months ended March 31, 2023 and 2022 were prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows were made. All intercompany balances and transactions have been eliminated. The results of operations for the three and six months ended March 31, 2023 are not necessarily indicative of the operating results for a full year or of future operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity at the time of purchase of three months or less to be cash equivalents. At  March 31, 2023 and September 30, 2022, the Company had restricted cash of $0.3 million and $0.2 million, respectively.  The restricted cash at March 31, 2023 consisted of collateral on a standby letter of credit and a deposit with a bank, which serves as collateral on employee issued credit cards. At March 31, 2023, cash and cash equivalents included $4.5 million held by the Company’s foreign subsidiaries and branch offices, including $3.2 million held by its subsidiary in the Russian Federation. In response to sanctions imposed by the U.S. and others on Russia, the Russian government has imposed restrictions on companies' abilities to repatriate or otherwise remit cash from their Russian-based operations to locations outside of Russia. As a result, this cash can be used in our Russian operations, but the Company may be unable to transfer it out of Russia without incurring substantial costs, if at all. In addition, if the Company were to repatriate the cash held by its Russian subsidiary, it would be required to accrue and pay taxes on any amount repatriated.  During the second quarter of fiscal year 2023, in light of recent volatility in the financial markets, the Company entered into an IntraFi Cash Service ("ISC") Deposit Placement Agreement with IntraFi Network LLC through its primary bank, Woodforest National Bank.  The ICS program offers access to unlimited Federal Deposit Insurance Corporation ("FDIC') insurance on the Company's domestically held cash in excess of $5.0 million, thereby mitigating its of falling outside of FDIC coverage limits.

Impairment of Long-lived Assets

The Company's long-lived assets are reviewed for impairment whenever an event or circumstance indicates that the carrying amount of an asset or group of assets may not be recoverable. The impairment review, if necessary, includes a comparison of the expected future cash flows (undiscounted and without interest charges) to be generated by an asset group with the associated carrying value of the related assets. If the carrying value of the asset group exceeds the expected future cash flows, an impairment loss is recognized to the extent that the carrying value of the asset group exceeds its fair value. During the quarter ended March 31, 2023, no events or changes in circumstances were identified indicating the carrying value of any of the Company's asset groups may not be recoverable.

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

At March 31, 2023, the Company had deferred contract liabilities of $0.5 million and deferred contract costs of $0.1 million.  At September 30, 2022, the Company had no deferred liabilities or deferred contract costs.  During the three and six months ended March 31, 2023 and 2022, no revenue was recognized from deferred contract liabilities and no cost of revenue was recognized from deferred contract costs.

At March 31, 2023, the Company had no unsatisfied performance obligations for contracts having an original duration of one year or less.

For each of the Company’s operating segments, the following table presents revenue (in thousands) only from the sale of products and the performance of services under contracts with customers.  Therefore, the table excludes all revenue earned from rental contracts.

	Three Months Ended		Six Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Oil and Gas Markets
Traditional exploration product revenue	$3,296	$1,217	$6,051	$1,797
Wireless exploration product revenue	1,411	10,500	7,170	14,258
Reservoir product revenue	132	394	287	821
Total revenue	4,839	12,111	13,508	16,876

Adjacent Markets
Industrial product revenue	9,642	5,993	17,572	11,006
Imaging product revenue	3,029	3,162	5,885	6,279
Total revenue	12,671	9,155	23,457	17,285

Emerging Markets
Revenue	191	299	284	436

Total	$17,701	$21,565	$37,249	$34,597

See Note 14 for more information on the Company’s operating segments.

For each of the geographic areas where the Company operates, the following table presents revenue (in thousands) from the sale of products and services under contracts with customers. The table excludes all revenue earned from rental contracts:

	Three Months Ended		Six Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Asia	$1,443	$1,679	$7,977	$6,357
Canada	333	659	1,094	1,057
Europe	1,792	11,432	2,926	12,743
United States	13,479	7,305	24,070	13,324
Other	654	490	1,182	1,116
Total	$17,701	$21,565	$37,249	$34,597

Revenue is attributable to countries based on the ultimate destination of the product sold, if known. If the ultimate destination is not known, revenue is attributable to countries based on the geographic location of the initial shipment.

3. Short-term Investments

The Company classifies its short-term investments as available-for-sale securities. Available-for-sale securities are carried at fair market value with net unrealized gains and losses reported as a component of accumulated other comprehensive loss in stockholders’ equity. No gains or losses were realized during the three and six months ended March 31, 2023 from the sale of short-term investments. For the three and six months ended March 31, 2022, the Company realized losses of $11,000 and $18,000 from the sale of short-term investments.

The Company’s short-term investments were composed of the following (in thousands):

	September 30, 2022 (in thousands)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate bonds	$909	$—	$(15)	$894

The Company had no short-term investments at March 31, 2023.

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

The following tables present the fair value of the Company’s short-term investments and contingent consideration by valuation hierarchy and input (in thousands):

	As of September 30, 2022
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	(Level 1)	(Level 2)	(Level 3)	Totals
Short-term investments:
Corporate bonds	$—	$894	$—	$894
Total assets	$—	$894	$—	$894

Contingent consideration liabilities:	$—	$—	$175	$175
Total liabilities	$—	$—	$175	$175

The Company had no short-term investments or contingent consideration payable at March 31, 2023.

The following table summarizes changes in the fair value of the Company’s Level 3 financial instruments for the six months ended March 31, 2023 and 2022 (in thousands):

Contingent consideration balance at October 1, 2022	$175
Fair value adjustments	—
Payment of contingent consideration	(175)
Contingent consideration at March 31, 2023	$—

Contingent consideration balance at October 1, 2021	$6,017
Fair value adjustments	(4,658)
Payment of contingent consideration	(807)
Contingent consideration balance at March 31, 2022	$552

Adjustments to the fair value of the contingent consideration were based on internal estimates and management assessments regarding potential future scenarios which involved significant judgment.

5. Trade Accounts and Notes Receivable

Trade accounts receivable, net (excluding notes receivable) are reflected in the following table (in thousands):

	March 31, 2023	September 30, 2022
Trade accounts receivable	$21,631	$13,252
Allowance for doubtful accounts	(706)	(591)
Total	$20,925	$12,661

The allowance for doubtful accounts represents the Company’s best estimate of probable credit losses. The Company determines the allowance based upon historical experience and a current review of its trade accounts receivable balances. Trade accounts receivable balances are charged off against the allowance whenever it is probable that the receivable balance will not be recoverable.

Notes receivable are reflected in the following table (in thousands):

	March 31, 2023	September 30, 2022
Notes receivable	$4,983	$8,225
Less current portion	(4,983)	(8,225)
Non-current notes receivable	$—	$—

Promissory notes receivable are generally collateralized by the products sold, and bear interest at rates ranging from 7.0% to 9.5% per year. The promissory notes receivable mature at various times through January 2024. The Company has, on occasion, extended or renewed notes receivable as they mature, but there is no obligation to do so.

During the second quarter of fiscal year 2022, the Company partially financed a $10.0 million sale of rental equipment by entering into a $8.0 million promissory note with a customer. The note has a one-year term, with principal and interest payments due quarterly until maturity. The balance outstanding on the promissory note at March 31, 2023 was $2.0 million.

During the second quarter of fiscal year 2020, the Company partially financed a $12.5 million product sale by entering into a $10.0 million promissory note with the customer. The note has a three-year term with monthly principal and interest payments of $0.3 million. During the fourth quarter of fiscal year 2021, the Company granted the customer a six-month principal payment forbearance. The customer recommenced its monthly payments to the Company in the second quarter of fiscal year 2022. In October 2022, the Company granted the customer an additional six-month principal payment forbearance. The customer has made payments totaling $9.5 million (exclusive of interest) as of March 31, 2023 related to the product sale, and the balance outstanding on the promissory note at March 31, 2023 was $3.0 million.

6. Inventories

Inventories consist of the following (in thousands):

	March 31, 2023	September 30, 2022
Finished goods	$17,681	$14,653
Work in process	7,331	6,230
Raw materials	29,046	25,609
Obsolescence reserve (net realizable value adjustment)	(16,073)	(13,971)
	37,985	32,521
Less current portion	20,477	19,995
Non-current portion	$17,508	$12,526

Raw materials include semi-finished goods and component parts that totaled $11.5 million and $9.4 million at March 31, 2023 and September 30, 2022, respectively.

7. Property, Plant and Equipment

In February 2023, the Company completed the sale of its satellite property located at 6410 Langfield Road in Houston, Texas for a cash price of $3.7 million, net of closing costs of $0.3 million, and realized a gain on disposal of $1.3 million.  The Company is in the process of relocating the operations of this facility to its main campus at 7007 Pinemont Drive in Houston, Texas.  The satellite property provides additional warehousing and maintenance and repair capacity for the Company’s marine rental equipment operations.  In conjunction with the sale, the Company entered into a three-month lease agreement with the buyer to remain in possession of the facility during the relocation process.  The sale was part of the Company’s plan to streamline operations and reduce costs.

Property, plant and equipment consisted of the following (in thousands):

	March 31, 2023	September 30, 2022
Land and land improvements	$7,290	$7,855
Building and building improvements	21,903	24,588
Machinery and equipment	49,657	59,393
Furniture and fixtures	1,489	1,434
Tools and molds	3,280	3,243
Construction in progress	962	341
Transportation equipment	75	74
	84,656	96,928
Accumulated depreciation and impairment	(61,966)	(70,330)
	$22,690	$26,598

Property, plant and equipment depreciation expense for the three and six months ended March 31, 2023 was $0.9 million and $1.9 million, respectively.  Property, plant and equipment depreciation expense for the three and six months ended March 31, 2022 was $1.0 million and $2.1 million, respectively.

8. Leases

As Lessee

The Company has elected not to record operating right-of-use assets or operating lease liabilities on its consolidated balance sheet for leases having a minimum term of 12 months or less. Such leases are expensed on a straight-line basis over the lease term. Variable lease payments are excluded from the measurement of operating right-of-use assets and operating lease liabilities and are recognized in the period in which the obligation for those payments is incurred. As of March 31, 2023, the Company has two operating right-of-use assets related to leased facilities in Austin, Texas and Melbourne, Florida.

Maturities of the operating lease liabilities as of March 31, 2023 were as follows: (in thousands):

For fiscal years ending September 30,
2023 (remainder)	$147
2024	278
2025	186
2026	130
2027	134
2028	91
Future minimum lease payments	966
Less interest	(64)
Present value of minimum lease payments	902
Less current portion	(248)
Non-current portion	$654

Lease costs recognized in the consolidated statements of operations for the three and six months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Right-of-use operating lease costs	$68	$68	$136	$136
Short-term lease costs	90	52	132	96
Total	$158	$120	$268	$232

Right-of use operating lease costs and short-term lease costs are included as a component of total operating expenses.

Other information related to operating leases is as follows (in thousands):

	Six Months Ended
	March 31, 2023	March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$123	$119

Weighted average remaining lease term (in years)	4.3	5.1
Weighted average discount rate	3.25%	3.25%

The discount rate used on the operating right-of-use assets represented the Company’s incremental borrowing rate at the lease inception date.

As Lessor

Equipment

The Company leases equipment to customers which generally range from daily rentals to minimum rental periods of up to one year. All of the Company’s current leasing arrangements, which the Company acts as lessor, are classified as operating leases. The majority of the Company’s rental revenue is generated from its marine-based wireless seismic data acquisition systems.

The Company regularly evaluates the collectability of its lease receivables on a lease-by-lease basis. The evaluation primarily consists of reviewing past due account balances and other factors such as the credit quality of the customer, historical trends of the customer and current economic conditions. The Company suspends revenue recognition when the collectability of amounts due are no longer probable and concurrently records a direct write-off of the lease receivable to rental revenue and limits future rental revenue recognition to cash received. As of March 31, 2023, the Company’s trade accounts receivables included lease receivables of $9.7 million.

Rental revenue related to leased equipment for the three and six months ended March 31, 2023 was $13.6 million and $25.1 million, respectively.  Rental revenue related to leased equipment for the three and six months ended March 31, 2022 was $3.1 million and $8.0 million, respectively.

Future minimum lease obligations due from the Company’s leasing customers on operating leases executed as of  March 31, 2023 were $21.1 million, all of which is expected to be due within the next 12 months.

Rental equipment consisted of the following (in thousands):

	March 31, 2023	September 30, 2022
Rental equipment, primarily wireless recording equipment	$79,479	$83,887
Accumulated depreciation and impairment	(58,900)	(55,688)
	$20,579	$28,199

Property

During the first quarter of fiscal year 2022, the Company leased a portion of its property located in Calgary, Alberta, Canada and fully leased its warehouse in Colombia. The lease in Canada commenced in November 2021 and is for a five-year term. The lease on the warehouse in Bogotá commenced in December 2021 and is currently on a month-to-month basis.

Rental revenue related to these two property leases for the three and six months ended March 31, 2023 was $52,000 and $98,000, respectively.  Rental revenue related to these two properties for the three and six months ended March 31, 2022 was $51,000 and $81,000, respectively.

Future minimum lease payments due to the Company as of March 31, 2023 on the lease in Canada was as follows (in thousands):

For fiscal years ending September 30,
2023 (remainder)	$62
2024	128
2025	131
2026	132
2027	11
$464

9. Goodwill and Other Intangible Assets

The Company’s consolidated goodwill and other intangible assets consisted of the following (in thousands):

	Weighted-
	Average
	Remaining Useful
	Lives (in years)	March 31, 2023	September 30, 2022
Goodwill:
Emerging Markets reporting unit		$4,336	$4,336
Adjacent Markets reporting unit		736	736
Total goodwill		5,072	5,072
Accumulated impairment losses		(4,336)	(4,336)
		$736	$736

Other intangible assets:
Developed technology	13.7	$6,475	$6,475
Customer relationships	--	3,900	3,900
Trade names	0.5	2,022	2,022
Non-compete agreements	0.2	186	186
Total other intangible assets	7.1	12,583	12,583
Accumulated amortization		(7,440)	(7,010)
		$5,143	$5,573

At March 31, 2023, the Company had goodwill of $0.7 million and other intangible assets, net of $0.6 million attributable to its Adjacent Markets reporting unit; other intangible assets, net of $3.2 million attributable to its Emerging Markets reporting unit; and other intangible assets, net of $1.4 million attributable to its Oil and Gas Markets reporting unit. Goodwill represents the excess cost of a business acquired over the fair market value of identifiable net assets at the date of acquisition.

At March 31, 2023, the Company determined there were no triggering events requiring an impairment assessment of its goodwill and other intangible assets. The Company performs its annual goodwill impairment test in the fourth quarter. If the Company determines that the future cash flows anticipated to be generated from its reporting units will not be sufficient to recover the carrying amount of the respective reporting unit, it will need to recognize an impairment charge equal to the difference between the carrying amount of the reporting unit and its fair value, not to exceed the carrying amount of the goodwill.

Other intangible asset amortization expense for the three and six months ended March 31, 2023 and 2022 was $0.2 million and $0.4 million, respectively.  Other intangible asset amortization expense for the three and six months ended March 31, 2022 was $0.4 million and $0.9 million, respectively.

As of March 31, 2023, future estimated amortization expense of other intangible assets is as follows (in thousands):

For fiscal years ending September 30,
2023 (remainder)	$337
2024	395
2025	381
2026	374
2027	360
Thereafter	3,296
$5,143

10. Long-Term Debt

The Company had no long-term debt outstanding at March 31, 2023 and September 30, 2022.

In May 2022, the Company entered into a credit agreement (the “Agreement”) with Amerisource Funding, Inc, as administrative agent and as a lender, and Woodforest National Bank, as a lender. Available borrowings under the Agreement are determined by a borrowing base with a maximum availability of $10 million. The borrowing base is determined based upon certain of the Company's domestic assets which include (i) 70% loan to value of the Company's property located at 6410 Langfield Road in Houston, Texas (the “Property”), (ii) 50% of forced liquidation value of equipment, (iii) 80% of certain accounts receivable and (iv) 50% of forced liquidation value of certain inventory (inventory borrowing base limited to 100% of borrowing base credit given toward accounts receivable). The Agreement is for a two-year term with all funds borrowed due at the expiration of the term. The interest rate on borrowed funds is the Wall Street prime rate (with a minimum of 3.25%) plus 4.00%. The Company is required to make monthly interest payments on borrowed funds. Borrowings under the Agreement will be principally secured by the Property and the Company's domestic equipment, inventory and accounts receivables. In addition, certain domestic subsidiaries of the Company have guaranteed the obligations of the Company under the Agreement and such subsidiaries have secured the obligations by pledging certain assets. The Agreement requires the Company to maintain a minimum consolidated tangible net worth of $100 million.  At March 31, 2023, the Company was compliant with all covenants under the Agreement.

As discussed in Note 7, the Property was sold in February 2023.  The sale reduced the Company's borrowing availability under the Agreement to $5.5 million at  March 31, 2023.  The Company is currently in discussions with one of the lenders on a new credit facility which would be secured by other alternative domestic assets.

Debt issuance costs of $0.2 million were incurred in connection with the Agreement. These costs were capitalized in other assets on the consolidated balance sheet and are being amortized to interest expense over the term of the Agreement.

11. Stock-Based Compensation

During the six months ended March 31, 2023, the Company issued 211,375 restricted stock units (“RSUs”) under its 2014 Long Term Incentive Plan, as amended. The RSUs issued include both time-based and performance-based vesting provisions. The weighted average grant date fair value of each RSU was $4.65 per unit. The grant date fair value of the RSUs was $1.0 million, which will be charged to expense over the next four years as the restrictions lapse. Compensation expense for the RSUs was determined based on the closing market price of the Company’s stock on the date of grant applied to the total number of units that are anticipated to fully vest. Each RSU represents a contingent right to receive one share of the Company’s common stock upon vesting.

As of March 31, 2023, there were 394,924 RSUs outstanding. As of March 31, 2023, the Company had unrecognized compensation expense of $2.2 million relating to RSUs that is expected to be recognized over a weighted average period of 2.7 years.

12. Earnings (Loss) Per Common Share

The following table summarizes the calculation of net earnings (loss) and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings (loss) per share (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Net income (loss)	$4,637	$(1,474)	$4,540	$(8,242)
Less: Income allocable to unvested restricted stock	—	—	—	—
Income (loss) attributable to common shareholders for diluted earnings (loss) per share	$4,637	$(1,474)	$4,540	$(8,242)
Weighted average number of common share equivalents:
Common shares used in basic earnings (loss) per share	13,156,715	12,999,022	13,111,866	12,958,911
Common share equivalents outstanding related to RSUs	—	—	—	—
Total weighted average common shares and common share equivalents used in diluted earnings (loss) per share	13,156,715	12,999,022	13,111,866	12,958,911
Earnings (loss) per share:
Basic	$0.35	$(0.11)	$0.35	$(0.64)
Diluted	$0.35	$(0.11)	$0.35	$(0.64)

           For the calculation of diluted earnings (loss) per share for the three and six months ended March 31, 2023 and the three and six months ended March 31, 2022, 394,924 and 371,484 non-vested RSUs, respectively, were excluded in the calculation of weighted average shares outstanding since their impact on diluted earnings (loss) per share was antidilutive.

13. Commitments and Contingencies

Contingent Compensation Costs

In connection with the acquisition of Aquana, LLC (“Aquana”) in July 2021, the Company is subject to additional contingent cash payments to the former members of Aquana over a six-year earn-out period. The contingent payments, if any, will be derived from certain eligible revenue generated during the earn-out period from products and services sold by Aquana. There is no maximum limit to the contingent cash payments that could be made. The merger agreement with Aquana requires the continued employment of a certain key employee and former member of Aquana for the first four years of the six year earn-out period in order for any of Aquana’s former members to be eligible for any earn-out payments. Due to the continued employment requirement, no liability has been recorded for the estimated fair value of earn-out payments for this transaction. Earn-outs achieved, if any, will be recorded as compensation expense when incurred.  No eligible revenue has been generated to date.

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

The following table summarizes the Company’s segment information (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Revenue:
Oil and Gas Markets	$18,419	$15,146	$38,567	$24,800
Adjacent Markets	12,708	9,203	23,530	17,374
Emerging Markets	191	299	284	436
Corporate	52	52	98	81
Total	$31,370	$24,700	$62,479	$42,691

Income (loss) from operations:
Oil and Gas Markets	$4,176	$1,656	$6,582	$(2,514)
Adjacent Markets	3,055	1,292	4,802	2,500
Emerging Markets	(1,007)	(1,384)	(2,220)	(2,204)
Corporate	(1,847)	(3,213)	(5,066)	(6,317)
Total	$4,377	$(1,649)	$4,098	$(8,535)

15. Income Taxes

Consolidated income tax expense for the three and six months ended March 31, 2023 was $19,000 and $49,000, respectively.  Consolidated income tax expense for the three and six months ended March 31, 2022 was $25,000 and $102,000, respectively.  The primary difference between the Company's effective tax rate and the statutory rate is adjustments to the valuation allowance against deferred tax assets.

16. Risks and Uncertainties

Concentration of Credit Risk

As of March 31, 2023, the Company had combined trade accounts and notes receivable from three customers of $8.5 million, $4.9 million and $3.4 million, respectively. During the three months ended  March 31, 2023, revenue recognized from these three customers was $9.9 million, $2.9 million and $1.2 million, respectively. During the six months ended March 31, 2023, revenue recognized from these three customers was $17.9 million, $5.6 million and $2.9 million, respectively.

COVID-19 Pandemic

The ongoing COVID-19 pandemic has spread across the globe and has negatively impacted worldwide economic activity and continues to create challenges in the Company’s markets. COVID-19 and the related mitigation measures have disrupted the Company’s supply chain, resulting in longer lead times in materials available from suppliers and extended the shipping time for these materials to reach the Company’s facilities. If COVID–19 were again to spread or the response to contain the COVID–19 pandemic were to be unsuccessful, the Company could experience a material adverse effect on its business, financial condition, results of operations and liquidity.

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

Crude oil prices held above $70 per barrel throughout 2022 and through March 2023, which may result in higher cash flows for exploration and production companies. Any material changes in oil and gas prices or other market trends, like slowing growth of the global economy, could adversely impact seismic exploration activity and would likely affect the demand for the Company's products and could materially and adversely affect its results of operations and liquidity.

Generally, imbalances in the supply and demand for oil and gas will affect oil and gas prices and, in such circumstances, demand for the Company’s oil and gas products may be adversely affected when world supplies exceed demand.

Armed Conflict Between Russia and Ukraine

A portion of the Company's oil and gas product manufacturing is conducted through its wholly-owned subsidiary Geospace Technologies Eurasia LLC ("GTE"), which is based in the Russian Federation. In February 2022, the Russian Federation launched a full-scale military invasion of Ukraine, and Russia and Ukraine continue to engage in active and armed conflict. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions in addition to any direct impact on the Company's operations in Russia. As a result of the invasion, the governments of several western nations, including the U.S., Canada, the United Kingdom and the European Union, implemented new and/or expanded economic sanctions and export restrictions against Russia, Russian-backed separatist regions in Ukraine, certain banks, companies, government officials, and other individuals in Russia and Belarus. The implementation of these sanctions and exports restrictions, in combination with the withdrawal of numerous private companies from the Russian market, has had, and is likely to continue to have, a negative impact on the Company's business in the region. During fiscal year 2022 the Company imported $1.9 million of products from GTE for resale elsewhere in the world, and imported $2.3 during the first six months of fiscal year 2023. The rapid changes in rules and implementation of new rules on imports and exports of goods involving Russia has also led to serious delays in getting goods to or from Russia as port authorities struggle to keep up with the changing environment. If imports of these products from the Russian Federation are restricted by government regulation, the Company may be forced to find other sources for the manufacturing of these products at potentially higher costs. Likewise, restrictions on the Company's ability to send products to our subsidiary in Russia, may force our subsidiary to have to find other sources for the manufacturing of these products at potentially higher costs; however, the Company's exports to GTE have historically been limited. Boycotts, protests, unfavorable regulations, additional governmental sanctions and other actions in the region could also adversely affect the Company's ability to operate profitably. Delays in obtaining governmental approvals can affect the Company's ability to timely deliver its products pursuant to contractual obligations, which could result in the Company being liable to its customers for damages. The risk of doing business in the Russian Federation and other economically or politically volatile areas could adversely affect the Company's operations and earnings. It is possible that increasing sanctions, export controls, restrictions on access to financial institutions, supply and transportation challenges, or other circumstances or considerations could necessitate a reduction, or even discontinuation, of operations by GTE or other business in Russia.

The Company is actively monitoring the situation in Ukraine and Russia and assessing its impact on its business, including GTE. The net carrying value of this subsidiary on the Company's consolidated balance sheet at March 31, 2023 was $6.0 million, including cash of $3.2 million. In response to sanctions imposed by the U.S. and others on Russia, the Russian government has imposed restrictions on companies' abilities to repatriate or otherwise remit cash from their Russian-based operations to locations outside of Russia. As a result, this cash can be used in our Russian operations, but we may be unable to transfer it out of Russia without incurring substantial costs, if at all. In addition to the products the Company imported from GTE, the subsidiary generated $1.9 million in revenue from domestic sales in fiscal year 2022 and has generated $1.3 million from domestic sales for the first six months of fiscal year 2023. The Company has no way to predict the duration, progress or outcome of the military conflict in Ukraine. The extent and duration of the military action, sanctions, and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and the Company's business for an unknown period of time.

17. Exit and Disposal Activities

During the first quarter of fiscal year 2023, the Company implemented a plan to discontinue the manufacture of certain low margin, low revenue products and reconfigure our production facilities to lower our costs and raise efficiencies. As part of the plan, reductions were made to the Company's workforce which are expected to yield an annual savings of more than $2 million. In connection with the plan, the Company incurred costs of $0.6 million in the first quarter of fiscal year 2023, primarily termination costs related to the workforce reduction. The costs were recorded both to cost of revenue and operating expenses in the consolidated statement of operations.  No significant future costs are expected.  As of March 31, 2023, no liabilities were outstanding related to this plan.

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

We have also developed a marine-based wireless seismic data acquisition system called the OBX. Similar to our land-based wireless systems, the marine OBX system may be deployed in virtually unlimited channel configurations and does not require interconnecting cables between each station. We have two versions of OBX nodal stations. A shallow water version that can be used in depths up to 750 meters and a deepwater version that can be deployed in depths of up to 3,450 meters. Through March 31, 2023, we have sold 13,000 OBX stations and we currently have 24,000 OBX stations in our rental fleet.

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

Emerging Markets

Our Emerging Markets business segment consists entirely of our Quantum business. Quantum’s product line includes a proprietary detection system called SADAR®, which detects, locates and tracks items of interest in real-time. Using the SADAR® technology, Quantum designs and sells products used for border and perimeter security surveillance, cross-border tunneling detection and other products targeted at movement monitoring, intrusion detection and situational awareness. SADAR's technology also provides passive seismic real-time monitoring in emerging energy applications such as Carbon Capture and Storage (CCS) and geothermal energy. Quantum's customers include various agencies of the U.S. government including the Department of Defense, Department of Energy, Department of Homeland Security and other agencies as well as energy companies needing real-time monitoring of seismic data.

Consolidated Results of Operations

We report and evaluate financial information for three segments: Oil and Gas Markets, Adjacent Markets and Emerging Markets. Summary financial data by business segment follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Oil and Gas Markets
Traditional exploration product revenue	$3,391	$1,245	$6,146	$1,836
Wireless exploration product revenue	14,896	13,507	32,134	22,234
Reservoir product revenue	132	394	287	730
Total revenue	18,419	15,146	38,567	24,800
Operating income (loss)	4,176	1,656	6,582	(2,514)
Adjacent Markets
Industrial product revenue	9,642	5,993	17,572	11,006
Imaging product revenue	3,066	3,210	5,958	6,368
Total revenue	12,708	9,203	23,530	17,374
Operating income	3,055	1,292	4,802	2,500
Emerging Markets
Revenue	191	299	284	436
Operating loss	(1,007)	(1,384)	(2,220)	(2,204)
Corporate
Revenue	52	52	98	81
Operating loss	(1,847)	(3,213)	(5,066)	(6,317)
Consolidated Totals
Revenue	31,370	24,700	62,479	42,691
Operating income (loss)	4,377	(1,649)	4,098	(8,535)

Overview

Although in an already depressed oil and gas industry, demand further decreased in February 2020 because of the oversupply of crude oil due to failed OPEC negotiations that led to a dramatic drop in crude oil prices when combined with the impact of the COVID-19 pandemic. These declines in the demand for oil and gas have caused oil and gas exploration and production companies to experience a significant reduction in cash flows, which have resulted in reductions in their capital spending budgets for oil and gas exploration-focused activities, including seismic data acquisition activities. Crude oil prices held above $70 per barrel throughout 2022 and through March 2023; however, a lag in time typically occurs between higher oil prices and greater demand for our Oil and Gas Markets segment products. We believe this lag is the result of exploration and production (“E&P”) companies allocating their cash flow towards shareholder reward initiatives, such as stock buy-back programs and dividend payments, or in debt reduction. We believe this lag is a short-term trend that will continue until E&P companies decide to reinvest capital into exploration activities. As this lag persists, we expect the reduced levels of demand for our Oil and Gas Markets segment products and our rental marine wireless nodal products to continue. We also expect our land-based traditional and wireless products will continue to experience low levels of product demand until our customers consume their excess levels of underutilized equipment. During the third quarter of fiscal year 2022, we began to experience an increase in rental demand for our marine nodal products in the form of additional rental contracts and requests for quotes from existing and new customers.  The increase in demand has led to near full utilization of our marine wireless rental fleet, yet we continue to experience low levels of demand for our land-based wireless products.

During the first quarter of fiscal year 2023, we implemented a plan to discontinue the manufacture of certain low margin, low revenue products and reconfigure our production facilities to lower our costs and raise efficiencies. As part of the plan, reductions were made to our workforce which are expected to yield an annual savings of more than $2 million. In connection with the plan, we incurred costs of $0.6 million in the first quarter of fiscal year 2023, primarily termination costs related to the workforce reduction. The costs were recorded both to cost of revenue and operating expenses in the consolidated statement of operations. No significant future costs are expected.

In light of current market conditions, the inventory balances in our Oil and Gas Markets business segment at March 31, 2023 continued to exceed levels we consider appropriate for the current level of product demand. We are continuing to work aggressively to reduce these legacy inventory balances; however, we are also adding new inventories for new wireless product developments and for other product demand in our Adjacent Markets segment. During periods of excessive inventory levels, our policy has been, and will continue to be, to record obsolescence expense as we experience reduced product demand and as our inventories continue to age. As difficult market conditions continue for the products in our Oil and Gas Markets segment, we are recording additional expenses for inventory obsolescence and will continue to do so in the future until product demand and/or resulting inventory turnover return to acceptable levels.

Armed Conflict Between Russia and Ukraine

A portion of our oil and gas product manufacturing is conducted by Geospace Technologies Eurasia LLC, our wholly-owned subsidiary based in the Russian Federation. Consequently, our oil and gas business could be directly affected by the current war between Russia and Ukraine. See Note 16 in this Quarterly Report on Form 10-Q for more information.

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

During the fiscal year 2022, our operations have, for the most part, remained open globally and the impact of the effects of COVID-19 to our personnel and operations has been limited. Our supply chain has become increasingly strained due to increased pricing for raw material and supplies coupled with longer than expected lead times. We initially experienced a reduction in demand for the rental of our OBX marine nodal products, which we believed was primarily the result of the pandemic; however, demand has increased over the past twelve months.  We also believe our Adjacent Markets business segment has entered into a period of recovery from the initial effects of the COVID-19 pandemic, but we continue to be cautious about the pandemic’s effect on our other business segments and our supply chain. As a result, we continually communicate with our suppliers and customers as information is available to best manage this difficult situation

Three and six months ended March 31, 2023 compared to the three and six months ended March 31, 2022

Consolidated revenue for the three months ended March 31, 2023 was $31.4 million, an increase of $6.7 million, or 27.0%, from the corresponding period of the prior fiscal year.  Consolidated revenue for the six months ended March 31, 2023 was $62.5 million, an increase of $19.8 million, or 46.4%, from the corresponding period of the prior fiscal year.  The increase for both periods was largely due to higher rental revenue from our Oil and Gas Markets segment due to increased utilization of our OBX rental fleet, partially offset by a decrease in sales of wireless exploration products.  The increase in consolidated revenue for both periods was also attributable to an increase in demand for our industrial products from our Adjacent Markets segment.  Wireless exploration product revenue for the six months ended March 31, 2023 included $4.0 million from a rental customer as compensation for lost OBX nodes.

Consolidated gross profit for the three months ended March 31, 2023 was $$12.9 million, an increase of $6.1 million, or 90.1% from the corresponding period of the prior fiscal year. Consolidated gross profit for the six months ended March 31, 2023 was $23.5 million, an increase of $15.0 million, or 175.9% from the corresponding period of the prior fiscal year.  The increase was primarily due to higher gross profits from the increased utilization of our OBX rental fleet, partially offset by the decrease in wireless exploration product revenue and related gross profits. The increase was also attributable to the increase in industrial product revenue and related gross profits.

Consolidated operating expenses for the three months ended March 31, 2023 were $9.9 million, an increase of $1.4 million, or 16.9%, from the corresponding period of the prior fiscal year. The increase was due to (i) a $2.2 million favorable non-cash adjustment reported in the prior year period resulting from a change in the estimated fair value of contingent consideration related to our Quantum and OptoSeis® acquisitions and (ii) a $0.4 million increase in selling, general and administrative expenses, resulting from increased revenue. These increased operating expenses were partially offset by a $1.2 million decrease in research and development expense, primarily personnel costs attributable to our workforce reduction in the first quarter of fiscal year 2023.  Consolidated operating expenses for the six months ended March 31, 2023 were $20.7 million, an increase of $3.7 million, or 21.4%, from the corresponding period of the prior fiscal year. The increase was due to (i) a $4.7 million favorable non-cash adjustment reported in the prior year period resulting from a change in the estimated fair value of contingent consideration related to our Quantum and OptoSeis® acquisitions, (ii) a $1.1 million increase in selling, general and administrative expenses resulting from increased revenue, inclusive of $0.3 million in employee termination costs and (iii) a $0.1 million increase in bad debt expense. These increased operating expenses were partially offset by a $2.2 million decrease in research and development expense attributable to lower project expenditures and the decrease in personnel costs.

In February 2023, we sold our real property located at 7310 Langfield Road in Houston, Texas for a cash sales price of $3.7 million, net of closing costs of $0.3 million.  We recognized a gain of $1.3 million from the sale of this property in the second quarter of fiscal year 2023. The sale was part of our plan to streamline operations and reduce costs.

Consolidated other income for the three months ended March 31, 2023 was $0.3 million, compared to $0.2 million from the corresponding period of the prior year.  Consolidated other income for the six months ended March 31, 2023 was $0.5 million, compared to $0.4 million from the corresponding period of the prior year.  The increase for both periods was primarily due to an increase in net foreign exchange gains.

Segment Results of Operations

Oil and Gas Markets

Revenue

Revenue from our Oil and Gas Markets products for the three months ended March 31, 2023 increased $3.3 million, or 21.6%, from the corresponding period of the prior fiscal year. Revenue from our Oil and Gas Markets products for the six months ended March 31, 2023 increased $13.8 million, or 55.6%, from the corresponding period of the prior fiscal year.  The components of these increases were as follows:

●

Traditional Exploration Product Revenue – For the three months ended March 31, 2023, revenue from our traditional products was $3.4 million, an increase of $2.1 million from the corresponding period of the prior fiscal year.  For the six months ended March 31, 2023, revenue from our traditional products was $6.1 million, an increase of $4.3 million from the corresponding period of the prior fiscal year. The increase was primarily due to higher demand for our sensor products.

●

Wireless Exploration Product Revenue – For the three months ended March 31, 2023, revenue from our wireless exploration products increased $1.4 million, or 10.3%, from the corresponding period of the prior fiscal year.  For the six months ended March 31, 2023, revenue from our wireless exploration products increased $9.9 million, or 44.5%, from the corresponding period of the prior fiscal year.  Wireless product revenue for the six months ended March 31, 2023 included $4.0 million from a rental equipment customer as compensation for lost OBX nodes.  The increase for both periods was primarily due to increased rental revenue attributable to higher utilization of our OBX rental fleet, partially offset by a decrease in wireless product sales.

Operating Income (Loss)

Operating income associated with our Oil and Gas Markets products for the three months ended March 31, 2023 was $4.2 million, an increase of $2.5 million from the corresponding period of the prior fiscal year. Operating income associated with our Oil and Gas Markets products for the six months ended March 31, 2023 was $6.6  million, compared to an operating loss of $(2.5) million from the corresponding period of the prior fiscal year. The increase in operating income was primarily due to (i) higher wireless rental revenue and related gross profits due to improved utilization of our OBX rental fleet and (ii) a decrease in research and development expense attributable to our workforce reduction in the first quarter of fiscal year 2023 and lower project expenditures. The increase in operating income was partially offset by (i) a decrease in wireless product revenue and related gross profits and (ii) favorable non-cash adjustments reported of $2.9 million and $4.0 million for the three and six month periods of the prior year, respectively, resulting from changes in the estimated fair value of contingent consideration related to our OptoSeis® acquisition.

Adjacent Markets

Revenue

Revenue from our Adjacent Markets products for the three months ended March 31, 2023 increased $3.5 million, or 38.1%, from the corresponding period of the prior fiscal year.  Revenue from our Adjacent Markets products for the six months ended March 31, 2023 increased $6.2 million, or 35.4%, from the corresponding period of the prior fiscal year.  The components of these increases were as follows:

●

Industrial Product Revenue and Services – For the three months ended March 31, 2023, revenue from our industrial products increased $3.6 million, or 60.9%, from the corresponding period of the prior fiscal year.  For the six months ended March 31, 2023, revenue from our industrial products increased $6.6 million, or 59.7%, from the corresponding period of the prior fiscal year.  The increase in revenue for both periods was primarily due to higher demand for our water meter products.

●

Imaging Product Revenue – For the three months ended March 31, 2023, revenue from our imaging products decreased $0.1 million, or 4.5%, from the corresponding period of the prior fiscal year. For the six months ended March 31, 2023, revenue from our imaging products decreased $0.4 million, or 6.4%, from the corresponding period of the prior fiscal year.  The decrease for both periods was primarily due to lower demand for our consumable film products.

Operating Income

Operating income from our Adjacent Markets products for the three months ended March 31, 2023 was $3.1 million, an increase of $1.8 million, or 136.5%, from the corresponding period of the prior fiscal year. Operating income from our Adjacent Markets products for the six months ended March 31, 2023 was $4.8 million, an increase of $2.3 million, or 92.1%, from the corresponding period of the prior fiscal year.  The increase in operating income for both periods was primarily due to the increase in revenue and related gross profits. The increase in operating income was partially offset by an increase in operating expenses, mostly caused by (i) higher selling, general and administrative resulting from the increased revenue and (ii) an increase in research and development project costs.

Emerging Markets

Revenue

Revenue from our Emerging Markets products was $0.2 million for the three months ended March 31, 2023 compared to $0.3 million from the corresponding period of the prior fiscal year.  Revenue from our Emerging Markets products was $0.3 million for the six months ended March 31, 2023 compared to $0.4 million from the corresponding period of the prior fiscal year.  The revenue for each period primarily consisted of on-going service and maintenance related to our completed contract with the U.S. Customs and Border Protection.

Operating Loss

Operating loss from our Emerging Markets products for the three months ended March 31, 2023 was $1.0 million, a decrease of $0.4 million, or 27.2%, from the corresponding period in the prior fiscal year.  The decrease in operating loss for the three months ended March 31, 2023 was attributable to lower personnel costs attributable to our workforce reduction in the first quarter of fiscal year 2023.  The decrease in operating loss was partially offset by a favorable non-cash adjustment reported for the three month period of the prior year of $0.1 million, resulting from a change in the estimated fair value of contingent consideration related to our Quantum acquisition.  Operating loss from our Emerging Markets products for each of the six months ended March 31, 2023 and 2022 was $2.2 million.  A decrease in personnel costs for the six months ended March 31, 2023 as a result of the workforce reduction were offset by a favorable non-cash adjustment reported for the three month period of the prior year of $0.7 million, resulting from a change in the estimated fair value of contingent consideration related to our Quantum acquisition.

Liquidity and Capital Resources

At March 31, 2023, we had approximately $22.8 million in cash and cash equivalents.  For the six months ended March 31, 2023, we used $5.1 million of cash from operating activities. Uses of cash in our operations primarily included (i) a $8.4 million increase in trade accounts and notes receivable primarily due to our increase in revenue and the timing of collections from customers, (ii) a $7.9 million increase in inventories to meet an increase in demand for our products, (iii) the removal of $3.9 million gross profit from the sale of used rental equipment and $1.8 million of gain from the sale of property and equipment since they are included in investing activities and (iv) a $0.6 million decrease in accounts payable primarily due to the timing of payments to our suppliers.  These uses of cash were primarily offset by (i) our net income of $4.5 million and net non-cash charges of $11.4 million resulting from deferred income taxes, depreciation, amortization, accretion, inventory obsolescence, stock-based compensation and bad debt expense. Other sources of cash included a $1.7 million decrease in other assets primarily due to a decrease in prepaid product purchases and prepaid insurance.

For the six months ended March 31, 2023, we generated cash of $12.2 million in investing activities. Sources of cash primarily consisted of (i) proceeds of $8.8 million from the sale of used rental equipment, (ii) proceeds of $4.2 million from the sale of property and equipment and (iii) proceeds of $0.9 million from the sale of short-term investments. Offsetting this source of cash were (i) $1.1 million for additions to our property, plant and equipment and (ii) $0.6 million for additions to our equipment rental fleet.  We do not expect to make any significant cash investments into our rental fleet for the remainder of fiscal year 2023 unless changing in market conditions makes the investment necessary.  We expect our cash investments in our property, plant and equipment will be approximately $2.0 million in fiscal year 2023. Our capital expenditures are expected to be funded from our cash on hand, internal cash flows, cash flows from our rental contracts or, if necessary, borrowings under our new credit agreement.

For the six months ended March 31, 2023 we used $0.2 million from financing activities for our final contingent consideration payments to the former shareholders of Quantum.

Our available cash and cash equivalents was $22.8 million at March 31, 2023, which included $4.5 million of cash and cash equivalents held by our foreign subsidiaries and branch offices, of which $3.2 million was held by our subsidiary in the Russian Federation. In response to sanctions imposed by the U.S. and others on Russia, the Russian government has imposed restrictions on companies' abilities to repatriate or otherwise remit cash from their Russian-based operations to locations outside of Russia. As a result, this cash can be used in our Russian operations, but we may be unable to transfer it out of Russia without incurring substantial costs, if at all. In addition, if we were to repatriate the cash held by our Russian subsidiary, we would be required to accrue and pay taxes on any amount repatriated.  During the second quarter of fiscal year 2023, in light of recent volatility in the financial markets, we entered into an IntraFi Cash Service ("ICS") Deposit Placement Agreement with IntraFi Network LLC through our primary bank, Woodforest National Bank.  The ICS program offers us access to unlimited Federal Deposit Insurance Corporation ("FDIC') insurance on domestically held cash in excess of $5.0 million, thereby mitigating our risk of falling outside of FDIC coverage limits.

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

The Property was sold in February 2023.  The sale reduced the Company's borrowing availability under the Agreement to $5.5 million at March 31, 2023.  The Company is currently in discussions with one of the lenders on a new credit facility which would be secured by other alternative domestic assets.

At March 31, 2023, we had no borrowings outstanding and were compliant with all covenants under the Agreement.  We do not currently anticipate the need to borrow under the Agreement, however, we may decide to do so in the future, if needed.

Our available cash and cash equivalents increased $6.7 million during the six months ended March 31, 2023. In the absence of future profitable results of operations, we may need to rely on other sources of liquidity to fund our future operations, including executed rental contracts, available borrowings under our Agreement through its expiration in May 2024, leveraging or sales of real estate assets, sales of rental assets and other liquidity sources which may be available to us. We currently believe that our cash and cash equivalents will be sufficient to finance any future operating losses and planned capital expenditures through the next twelve months.

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

Critical Accounting Estimates

During the six months ended March 31, 2023, there has been no material change to our critical accounting estimates discussed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including the CEO and CFO, as of March 31, 2023, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101*

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets at March 31, 2023 and September 30, 2022 , (ii) the Consolidated Statements of Operations for the three and six months ended March 31, 2023 and 2022, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended March 31, 2023 and 2022, (iv) the Consolidated Statements of Stockholders’ Equity for the three and six months ended March 31, 2023 and 2022, (v) the Consolidated Statements of Cash Flows for the six months ended March 31, 2023 and 2022 and (vi) Notes to Consolidated Financial Statements.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Inline XBRL.

* Filed with this Quarterly Report on Form 10-Q

** Furnished with this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEOSPACE TECHNOLOGIES CORPORATION

Date:	May 12, 2023	By:	/s/ Walter R. Wheeler
Walter R. Wheeler, President
and Chief Executive Officer
(duly authorized officer)

Date:	May 12, 2023	By:	/s/ Robert L. Curda
Robert L. Curda, Vice President,
Chief Financial Officer and Secretary
(principal financial officer)