Form 10-Q
period 2023-06-30
GEOSPACE TECHNOLOGIES CORP
filed 2023-08-11
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2023 OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from ____ to ____

Commission file number 001-13601

GEOSPACE TECHNOLOGIES CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Texas	76-0447780
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7007 Pinemont Houston, Texas	77040
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 986-4444

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	GEOS	The Nasdaq Global Select Market

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

As of July 31, 2023, the registrant had 13,188,489 shares of common stock, $0.01 par value, per share outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except share amounts)

(unaudited)

	June 30, 2023	September 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$27,264	$16,109
Short-term investments	—	894
Trade accounts and notes receivable, net	26,309	20,886
Inventories, net	19,603	19,995
Prepaid expenses and other current assets	3,200	2,077
Total current assets	76,376	59,961

Non-current inventories, net	22,311	12,526
Rental equipment, net	18,381	28,199
Property, plant and equipment, net	21,919	26,598
Operating right-of-use assets	776	957
Goodwill	736	736
Other intangible assets, net	4,951	5,573
Other non-current assets	233	506
Total assets	$145,683	$135,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable trade	$6,884	$5,595
Contingent consideration	—	175
Operating lease liabilities	253	241
Other current liabilities	8,990	6,616
Total current liabilities	16,127	12,627

Non-current operating lease liabilities	583	769
Deferred tax liabilities, net	16	13
Total liabilities	16,726	13,409

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $.01 par value, 20,000,000 shares authorized; 14,028,481 and 13,863,233 shares issued, respectively; and 13,186,489 and 13,021,241 shares outstanding, respectively	140	139
Additional paid-in capital	95,741	94,667
Retained earnings	57,422	49,654
Accumulated other comprehensive loss	(16,846)	(15,313)
Treasury stock, at cost, 841,992 shares	(7,500)	(7,500)
Total stockholders’ equity	128,957	121,647
Total liabilities and stockholders’ equity	$145,683	$135,056

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenue:
Products	$19,727	$13,463	$56,976	$48,060
Rental	12,988	7,228	38,218	15,322
Total revenue	32,715	20,691	95,194	63,382
Cost of revenue:
Products	14,522	12,460	43,083	37,310
Rental	4,214	4,580	14,649	13,909
Total cost of revenue	18,736	17,040	57,732	51,219

Gross profit	13,979	3,651	37,462	12,163

Operating expenses:
Selling, general and administrative	6,655	6,373	19,477	18,108
Research and development	4,356	4,108	12,097	14,050
Change in estimated fair value of contingent consideration	—	(384)	—	(5,042)
Bad debt expense (recovery)	(178)	88	(41)	116
Total operating expenses	10,833	10,185	31,533	27,232

Gain on disposal of property	—	—	1,315	—

Income (loss) from operations	3,146	(6,534)	7,244	(15,069)

Other income (expense):
Interest expense	(22)	(26)	(100)	(26)
Interest income	88	402	371	722
Foreign exchange gains (losses), net	301	(341)	593	(230)
Other, net	(66)	(7)	(72)	(43)
Total other income, net	301	28	792	423

Income (loss) before income taxes	3,447	(6,506)	8,036	(14,646)
Income tax expense	219	68	268	170
Net income (loss)	$3,228	$(6,574)	$7,768	$(14,816)

Income (loss) per common share:
Basic	$0.25	$(0.51)	$0.59	$(1.14)
Diluted	$0.24	$(0.51)	$0.59	$(1.14)

Weighted average common shares outstanding:
Basic	13,171,654	13,013,616	13,131,795	12,977,146
Diluted	13,320,881	13,013,616	13,157,919	12,977,146

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net income (loss)	$3,228	$(6,574)	$7,768	$(14,816)
Other comprehensive income (loss):
Change in unrealized gains (losses) on available-for-sale securities, net of tax	2	5	17	(2)
Dissolution of foreign subsidiary	38	—	38	—
Foreign currency translation adjustments	(246)	2,636	(1,588)	945
Total other comprehensive income (loss)	(206)	2,641	(1,533)	943
Total comprehensive income (loss)	$3,022	$(3,933)	$6,235	$(13,873)

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE nine months ended June 30, 2023 and 2022

(in thousands, except share amounts)

(unaudited)

	Common Stock				Accumulated
			Additional		Other
	Shares		Paid-In	Retained	Comprehensive	Treasury
	Outstanding	Amount	Capital	Earnings	Loss	Stock	Total
Balance at October 1, 2022	13,021,241	$139	$94,667	$49,654	$(15,313)	$(7,500)	$121,647
Net loss	—	—	—	(97)	—	—	(97)
Other comprehensive income	—	—	—	—	14	—	14
Issuance of common stock pursuant to the vesting of restricted stock units	109,748	1	—	—	—	—	1
Stock-based compensation	—	—	370	—	—	—	370
Balance at December 31, 2022	13,130,989	140	95,037	49,557	(15,299)	(7,500)	121,935

Net income	—	—	—	4,637	—	—	4,637
Other comprehensive loss	—	—	—	—	(1,341)	—	(1,341)
Issuance of common stock pursuant to the vesting of restricted stock units	40,500	—	—	—	—	—	-
Stock-based compensation	—	—	306	-	—	—	306
Balance at March 31, 2023	13,171,489	140	95,343	54,194	(16,640)	(7,500)	125,537

Net income	—	—	—	3,228	—	—	3,228
Other comprehensive loss	—	—	—	—	(206)	—	(206)
Issuance of common stock pursuant to the vesting of restricted stock units	15,000	—	—	—	—	—	—
Stock-based compensation	—	—	398	—	—	—	398
Balance at June 30, 2023	13,186,489	$140	$95,741	$57,422	$(16,846)	$(7,500)	$128,957

Balance at October 1, 2021	12,969,542	$137	$92,935	$72,510	$(16,320)	$(6,805)	$142,457
Net loss	—	—	—	(6,768)	—	—	(6,768)
Other comprehensive loss	—	—	—	—	(142)	—	(142)
Issuance of common stock pursuant to the vesting of restricted stock units	84,762	1	—	—	—	—	1
Purchase of treasury stock	(72,563)	—	—	—	—	(695)	(695)
Stock-based compensation	—	—	536	—	—	-	536
Balance at December 31, 2021	12,981,741	138	93,471	65,742	(16,462)	(7,500)	135,389

Net loss	—	—	—	(1,474)	—	—	(1,474)
Other comprehensive loss	—	—	—	—	(1,556)	—	(1,556)
Issuance of common stock pursuant to the vesting of restricted stock units	37,500	1	(1)	—	—	—	-
Stock-based compensation	—	—	418	—	—	—	418
Balance at March 31, 2022	13,019,241	139	93,888	64,268	(18,018)	(7,500)	132,777

Net loss	—	—	—	(6,574)	—	—	(6,574)
Other comprehensive income	—	—	—	—	2,641	—	2,641
Stock-based compensation	—	—	388	—	—	—	388
Balance at June 30, 2022	13,019,241	$139	$94,276	$57,694	$(15,377)	$(7,500)	$129,232

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	June 30, 2023	June 30, 2022
Cash flows from operating activities:
Net income (loss)	$7,768	$(14,816)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income tax expense (benefit)	1	(12)
Rental equipment depreciation	9,204	10,500
Property, plant and equipment depreciation	2,785	3,112
Amortization of intangible assets	622	1,365
Amortization of premiums (accretion of discounts) on short-term investments	(50)	89
Stock-based compensation expense	1,074	1,342
Bad debt expense (recovery)	(41)	116
Inventory obsolescence expense	2,131	2,310
Change in estimated fair value of contingent consideration	—	(5,042)
Gross profit from sale of used rental equipment	(4,318)	(10,801)
Gain on disposal of property	(1,315)	—
Gain on disposal of equipment	(432)	(9)
Realized loss on short-term investments	—	22
Realized foreign currency translation loss from dissolution of foreign subsidiary	38	—
Effects of changes in operating assets and liabilities:
Trade accounts and notes receivable	(10,561)	1,455
Unbilled receivables	—	1,051
Inventories	(7,175)	(1,705)
Other assets	453	(250)
Accounts payable trade	1,290	(2,223)
Other liabilities	1,654	215
Net cash provided by (used in) operating activities	3,128	(13,281)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,862)	(913)
Proceeds from the sale of equipment	724	9
Proceeds from the sale of property	3,682	—
Investment in rental equipment	(6,213)	(4,121)
Proceeds from the sale of used rental equipment	11,095	5,929
Purchases of short-term investments	—	(450)
Proceeds from the sale of short-term investments	900	8,224
Net cash provided by investing activities	8,326	8,678

Cash flows from financing activities:
Payments on contingent consideration	(175)	(807)
Debt issuance costs	—	(211)
Purchase of treasury stock	—	(695)
Net cash used in financing activities	(175)	(1,713)

Effect of exchange rate changes on cash	(124)	(282)
Increase (decrease) in cash and cash equivalents	11,155	(6,598)
Cash and cash equivalents, beginning of fiscal year	16,109	14,066
Cash and cash equivalents, end of fiscal period	$27,264	$7,468

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$111	$168
Issuance of note receivable related to sale of used rental equipment	—	11,745
Inventory transferred to rental equipment	117	1,194
Inventory transferred to property, plant and equipment	—	172

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet of Geospace Technologies Corporation and its subsidiaries (the “Company”) at  September 30, 2022 was derived from the Company’s audited consolidated financial statements at that date. The consolidated balance sheet at  June 30, 2023 and the consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the three and nine months ended June 30, 2023 and 2022 were prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows were made. All significant intercompany balances and transactions have been eliminated. The results of operations for the three and nine months ended June 30, 2023 are not necessarily indicative of the operating results for a full year or of future operations.

Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") were omitted pursuant to the rules of the Securities and Exchange Commission. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended September 30, 2022.

Use of Estimates

The preparation of financial statements in conformity GAAP requires the use of estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company considers many factors in selecting appropriate operational and financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. The Company continually evaluates its estimates, including those related to revenue recognition, bad debt reserves, collectability of rental revenue, inventory obsolescence reserves, self-insurance reserves, product warranty reserves, useful lives of long-lived assets, impairment of long-lived assets, impairment of goodwill and other intangible assets, contingent consideration and deferred income tax assets. The Company bases its estimates on historical experience and various other factors that are believed to be reasonable under the circumstances. While management believes current estimates are reasonable and appropriate, actual results may differ from these estimates under different conditions or assumptions.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity at the time of purchase of three months or less to be cash equivalents. At  June 30, 2023 and September 30, 2022, the Company had restricted cash of $0.3 million and $0.2 million, respectively.  The restricted cash at June 30, 2023 consisted of collateral on a standby letter of credit and a deposit with a bank, which serves as collateral on employee issued credit cards. At June 30, 2023, cash and cash equivalents included $3.5 million held by the Company’s foreign subsidiaries and branch offices, including $2.1 million held by its subsidiary in the Russian Federation. In response to sanctions imposed by the U.S. and others on Russia, the Russian government has imposed restrictions on companies' abilities to repatriate or otherwise remit cash from their Russian-based operations to locations outside of Russia. As a result, this cash can be used in our Russian operations, but the Company may be unable to transfer it out of Russia without incurring substantial costs, if at all. In addition, if the Company were to repatriate the cash held by its Russian subsidiary, it would be required to accrue and pay taxes on any amount repatriated.  During the second quarter of fiscal year 2023, in light of recent volatility in the financial markets, the Company entered into an IntraFi Cash Service ("ICS") Deposit Placement Agreement with IntraFi Network LLC through its primary bank, Woodforest National Bank.  The ICS program offers access to unlimited Federal Deposit Insurance Corporation ("FDIC') insurance on the Company's domestically held cash in excess of $5.0 million, thereby mitigating its risk of falling outside of FDIC coverage limits.

Impairment of Long-lived Assets

The Company's long-lived assets are reviewed for impairment whenever an event or circumstance indicates that the carrying amount of an asset or group of assets may not be recoverable. The impairment review, if necessary, includes a comparison of the expected future cash flows (undiscounted and without interest charges) to be generated by an asset group with the associated carrying value of the related assets. If the carrying value of the asset group exceeds the expected future cash flows, an impairment loss is recognized to the extent that the carrying value of the asset group exceeds its fair value.  During the quarter ended June 30, 2023, no events or changes in circumstances were identified indicating the carrying value of any of the Company's asset groups may not be recoverable.

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued guidance surrounding credit losses for financial instruments that replaces the incurred loss impairment methodology in generally accepted accounting principles. The new impairment model requires immediate recognition of estimated credit losses expected to occur for most financial assets and certain other financial instruments. For available-for-sale debt securities with unrealized losses, credit losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a smaller reporting company, the Company must adopt this standard no later than the first quarter of its fiscal year ending September 30, 2024, although early adoption is permitted. The standard’s provisions will be applied as a cumulative-effect adjustment to retained earnings as of the beginning of the first effective reporting period. The Company intends to adopt this standard during the first quarter of its fiscal year ending September 30, 2024 and does not expect the adoption of this guidance to have any material impact on its consolidated financial statements.

All other new accounting pronouncements that have been issued, but not yet effective, are currently being evaluated and at this time are not expected to have a material impact on the Company's financial position or results of operations.

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

At June 30, 2023, the Company had deferred contract liabilities of $1.1 million and deferred contract costs of $0.5 million.  At September 30, 2022, the Company had no deferred liabilities or deferred contract costs.  During the three and nine months ended June 30, 2023 and 2022, no revenue was recognized from deferred contract liabilities and no cost of revenue was recognized from deferred contract costs.  At June 30, 2023, all contracts had an original expected duration of one year or less.

For each of the Company’s operating segments, the following table presents revenue (in thousands) only from the sale of products and the performance of services under contracts with customers.  Therefore, the table excludes all revenue earned from rental contracts.

	Three Months Ended		Nine Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Oil and Gas Markets
Traditional exploration product revenue	$3,363	$1,592	$9,414	$3,389
Wireless exploration product revenue	907	100	8,077	14,358
Reservoir product revenue	523	692	810	1,513
Total revenue	4,793	2,384	18,301	19,260

Adjacent Markets
Industrial product revenue	11,678	7,465	29,250	18,471
Imaging product revenue	3,147	3,429	9,032	9,708
Total revenue	14,825	10,894	38,282	28,179

Emerging Markets
Revenue	109	135	393	571

Corporate
Revenue	—	50	—	50
Total	$19,727	$13,463	$56,976	$48,060

See Note 14 for more information on the Company’s operating segments.

For each of the geographic areas where the Company operates, the following table presents revenue (in thousands) from the sale of products and services under contracts with customers. The table excludes all revenue earned from rental contracts:

	Three Months Ended		Nine Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Asia (including Russian Federation)	$3,287	$1,223	$11,264	$7,580
Canada	85	577	1,179	1,634
Europe	1,856	1,625	4,782	14,368
United States	13,481	9,297	37,551	22,621
Other	1,018	741	2,200	1,857
Total	$19,727	$13,463	$56,976	$48,060

Revenue is attributable to countries based on the ultimate destination of the product sold, if known. If the ultimate destination is not known, revenue is attributable to countries based on the geographic location of the initial shipment.

3. Short-term Investments

The Company classifies its short-term investments as available-for-sale securities. Available-for-sale securities are carried at fair market value with net unrealized gains and losses reported as a component of accumulated other comprehensive loss in stockholders’ equity. No gains or losses were realized during the three and nine months ended June 30, 2023 from the sale of short-term investments. For the three and nine months ended June 30, 2022, the Company realized losses of $4,000 and $22,000, respectively, from the sale of short-term investments.

The Company’s short-term investments were composed of the following (in thousands):

	September 30, 2022 (in thousands)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate bonds	$909	$—	$(15)	$894

The Company had no short-term investments at June 30, 2023.

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

The Company had no short-term investments or contingent consideration payable at June 30, 2023.

The following table summarizes changes in the fair value of the Company’s Level 3 financial instruments for the nine months ended June 30, 2023 and 2022 (in thousands):

Contingent consideration balance at October 1, 2022	$175
Fair value adjustments	—
Payment of contingent consideration	(175)
Contingent consideration at June 30, 2023	$—

Contingent consideration balance at October 1, 2021	$6,017
Fair value adjustments	(5,042)
Payment of contingent consideration	(807)
Contingent consideration balance at June 30, 2022	$168

Adjustments to the fair value of the contingent consideration were based on internal estimates and management assessments regarding potential future scenarios which involved significant judgment.

5. Trade Accounts and Notes Receivable

Trade accounts receivable, net (excluding notes receivable) are reflected in the following table (in thousands):

	June 30, 2023	September 30, 2022
Trade accounts receivable	$24,409	$13,252
Allowance for doubtful accounts	(208)	(591)
Total	$24,201	$12,661

The allowance for doubtful accounts represents the Company’s best estimate of probable credit losses. The Company determines the allowance based upon historical experience and a current review of its trade accounts receivable balances. Trade accounts receivable balances are charged off against the allowance whenever it is probable that the receivable balance will not be recoverable.

Notes receivable are reflected in the following table (in thousands):

	June 30, 2023	September 30, 2022
Notes receivable	$2,108	$8,225
Less current portion	(2,108)	(8,225)
Non-current notes receivable	$—	$—

Promissory notes receivable are generally collateralized by the products sold. At June 30, 2023, the Company had one promissory note outstanding from a customer with a face amount of $10.0 million.  The note originated during the second quarter of fiscal year 2020 in connection with a $12.5 million product sale with the customer. The note bears interest at 7.0% per year and has a three-year term with monthly principal and interest payments of $0.3 million. During the fourth quarter of fiscal year 2021, the Company granted the customer a six-month principal payment forbearance. The customer recommenced its monthly payments to the Company in the second quarter of fiscal year 2022.  In October 2022, the Company granted the customer an additional six-month principal payment forbearance. The customer recommenced its monthly payments to the Company in the third quarter of fiscal year 2023.  The customer has made payments totaling $10.4 million (exclusive of interest) as of June 30, 2023 related to the product sale, and the balance outstanding on the promissory note at June 30, 2023 was $2.1 million.  The note matures in January 2024.

6. Inventories

Inventories consist of the following (in thousands):

	June 30, 2023	September 30, 2022
Finished goods	$18,176	$14,653
Work in process	9,446	6,230
Raw materials	27,300	25,609
Obsolescence reserve (net realizable value adjustment)	(13,008)	(13,971)
	41,914	32,521
Less current portion	19,603	19,995
Non-current portion	$22,311	$12,526

Raw materials include semi-finished goods and component parts that totaled $9.3 million and $9.4 million at June 30, 2023 and September 30, 2022, respectively.  At June 30,2023, non-current inventories included raw materials and work in process totaling $5.1 million that will be transferred to rental equipment during the fourth quarter of fiscal year 2023.

7. Property, Plant and Equipment

In February 2023, the Company completed the sale of its satellite property located at 6410 Langfield Road in Houston, Texas for a cash price of $3.7 million, net of closing costs of $0.3 million, and realized a gain on disposal of $1.3 million.  The satellite property provided additional warehousing and maintenance and repair capacity for the Company’s marine rental equipment operations.  The Company has relocated the operations of this facility to its main campus at 7007 Pinemont Drive in Houston, Texas.  The sale was part of the Company’s plan to streamline operations and reduce costs.

Property, plant and equipment consisted of the following (in thousands):

	June 30, 2023	September 30, 2022
Land and land improvements	$7,291	$7,855
Building and building improvements	22,080	24,588
Machinery and equipment	49,588	59,393
Furniture and fixtures	1,495	1,434
Tools and molds	3,362	3,243
Construction in progress	509	341
Transportation equipment	75	74
	84,400	96,928
Accumulated depreciation and impairment	(62,481)	(70,330)
	$21,919	$26,598

Property, plant and equipment depreciation expense for the three and nine months ended June 30, 2023 was $0.9 million and $2.8 million, respectively.  Property, plant and equipment depreciation expense for the three and nine months ended June 30, 2022 was $1.0 million and $3.1 million, respectively.

8. Leases

As Lessee

The Company has elected not to record operating right-of-use assets or operating lease liabilities on its consolidated balance sheet for leases having a minimum term of 12 months or less. Such leases are expensed on a straight-line basis over the lease term. Variable lease payments are excluded from the measurement of operating right-of-use assets and operating lease liabilities and are recognized in the period in which the obligation for those payments is incurred. As of June 30, 2023, the Company has two operating right-of-use assets related to leased facilities in Austin, Texas and Melbourne, Florida.

Maturities of the operating lease liabilities as of June 30, 2023 were as follows: (in thousands):

For fiscal years ending September 30,
2023 (remainder)	$74
2024	278
2025	186
2026	130
2027	134
2028	91
Future minimum lease payments	893
Less interest	(57)
Present value of minimum lease payments	836
Less current portion	(253)
Non-current portion	$583

Lease costs recognized in the consolidated statements of operations for the three and nine months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Right-of-use operating lease costs	$68	$68	$204	$204
Short-term lease costs	36	52	168	148
Total	$104	$120	$372	$352

Right-of use operating lease costs and short-term lease costs are included as a component of total operating expenses.

Other information related to operating leases is as follows (in thousands):

	Nine Months Ended
	June 30, 2023	June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$196	$190

Weighted average remaining lease term (in years)	4.1	4.9
Weighted average discount rate	3.25%	3.25%

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

The Company regularly evaluates the collectability of its lease receivables on a lease-by-lease basis. The evaluation primarily consists of reviewing past due account balances and other factors such as the credit quality of the customer, historical trends of the customer and current economic conditions. The Company suspends revenue recognition when the collectability of amounts due are no longer probable and concurrently records a direct write-off of the lease receivable to rental revenue and limits future rental revenue recognition to cash received. As of June 30, 2023, the Company’s trade accounts receivables included lease receivables of $10.1 million.

Rental revenue related to leased equipment for the three and nine months ended June 30, 2023 was $12.9 million and $38.0 million, respectively.  Rental revenue related to leased equipment for the three and nine months ended June 30, 2022 was $7.1 million and $15.2 million, respectively.

Future minimum lease obligations due from the Company’s leasing customers on operating leases executed as of  June 30, 2023 were $29.9 million, all of which is expected to be due within the next 12 months.

Rental equipment consisted of the following (in thousands):

	June 30, 2023	September 30, 2022
Rental equipment, primarily wireless recording equipment	$80,819	$83,887
Accumulated depreciation and impairment	(62,438)	(55,688)
	$18,381	$28,199

Property

During the first quarter of fiscal year 2022, the Company leased a portion of its property located in Calgary, Alberta, Canada and fully leased its warehouse in Colombia. The lease in Canada commenced in November 2021 and is for a five-year term. The lease on the warehouse in Bogotá commenced in December 2021 and is currently on a month-to-month basis.

Rental revenue related to these two property leases for the three and nine months ended June 30, 2023 was $0.1 million and $0.2 million, respectively.  Rental revenue related to these two properties for each of the three and nine months ended June 30, 2022 was $0.1 million.

Future minimum lease payments due to the Company as of June 30, 2023 on the lease in Canada was as follows (in thousands):

For fiscal years ending September 30,
2023 (remainder)	$31
2024	128
2025	131
2026	132
2027	11
$433

9. Goodwill and Other Intangible Assets

The Company’s consolidated goodwill and other intangible assets consisted of the following (in thousands):

	Weighted-
	Average
	Remaining Useful
	Lives (in years)	June 30, 2023	September 30, 2022
Goodwill:
Emerging Markets reporting unit		$4,336	$4,336
Adjacent Markets reporting unit		736	736
Total goodwill		5,072	5,072
Accumulated impairment losses		(4,336)	(4,336)
		$736	$736

Other intangible assets:
Developed technology	13.4	$6,475	$6,475
Customer relationships	--	3,900	3,900
Trade names	0.3	2,022	2,022
Non-compete agreements	0.2	186	186
Total other intangible assets	7.0	12,583	12,583
Accumulated amortization		(7,632)	(7,010)
		$4,951	$5,573

At June 30, 2023, the Company had goodwill of $0.7 million and other intangible assets, net of $0.6 million attributable to its Adjacent Markets reporting unit; other intangible assets, net of $3.1 million attributable to its Emerging Markets reporting unit; and other intangible assets, net of $1.3 million attributable to its Oil and Gas Markets reporting unit. Goodwill represents the excess cost of a business acquired over the fair market value of identifiable net assets at the date of acquisition.

At June 30, 2023, the Company determined there were no triggering events requiring an impairment assessment of its goodwill and other intangible assets. The Company performs its annual goodwill impairment test in the fourth quarter. If the Company determines that the future cash flows anticipated to be generated from its reporting units will not be sufficient to recover the carrying amount of the respective reporting unit, it will need to recognize an impairment charge equal to the difference between the carrying amount of the reporting unit and its fair value, not to exceed the carrying amount of the goodwill.

Other intangible asset amortization expense for the three and nine months ended June 30, 2023 was $0.2 million and $0.6 million, respectively.  Other intangible asset amortization expense for the three and nine months ended June 30, 2022was $0.4 million and $1.4 million, respectively.

As of June 30, 2023, future estimated amortization expense of other intangible assets is as follows (in thousands):

For fiscal years ending September 30,
2023 (remainder)	$145
2024	395
2025	381
2026	374
2027	360
Thereafter	3,296
$4,951

10. Long-Term Debt

The Company had no long-term debt outstanding at June 30, 2023 and September 30, 2022.

On July 26, 2023, the Company entered into a credit agreement (“the Agreement”) with Woodforest National Bank, as sole lender.  The Agreement refinanced the Company's credit agreement dated May 6, 2022, with Amerisource Funding, Inc., as administrative agent and as a lender, and Woodforest National Bank, as a lender.  The Agreement provides a revolving credit facility with a maximum availability of $15 million.  Availability under the Agreement is determined based upon a borrowing base comprised of certain of the Company’s domestic assets which include (i) 80% of eligible accounts, plus (ii) 90% of eligible foreign insured accounts, plus (iii) 25% of eligible inventory plus (iv) 50% of the orderly liquidation value of eligible equipment, in each case subject to certain limitations and adjustments.  Interest shall accrue on outstanding borrowings at a rate equal to Term SOFR (Secured Overnight Financing Rate) plus a margin equal to 3.25% per annum.  The Company is required to make monthly interest payments on borrowed funds. The Agreement is secured by substantially all of the Company's assets, except for certain excluded property. The Agreement requires the Company to maintain a minimum (i) consolidated tangible net worth of $100 million, (ii) liquidity of $5 million, and (iii) current ratio no less than 2.00 to 1.00, in each case tested quarterly. The Agreement also requires the Company to maintain a springing minimum interest coverage ratio of 1.50 to 1.00, tested quarterly whenever there is an outstanding balance on the revolving credit facility.  The Agreement expires in July 2025.

11. Stock-Based Compensation

During the nine months ended June 30, 2023, the Company issued 211,375 restricted stock units (“RSUs”) under its 2014 Long Term Incentive Plan, as amended. The RSUs issued include both time-based and performance-based vesting provisions. The weighted average grant date fair value of each RSU was $4.65 per unit. The grant date fair value of the RSUs was $1.0 million, which will be charged to expense over the next four years as the restrictions lapse. Compensation expense for the RSUs was determined based on the closing market price of the Company’s stock on the date of grant applied to the total number of units that are anticipated to fully vest. Each RSU represents a contingent right to receive one share of the Company’s common stock upon vesting.

As of June 30, 2023, there were 379,549 RSUs outstanding. As of June 30, 2023, the Company had unrecognized compensation expense of $1.8 million relating to RSUs that is expected to be recognized over a weighted average period of 2.5 years.

12. Earnings (Loss) Per Common Share

The following table summarizes the calculation of net earnings (loss) and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings (loss) per share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net income (loss)	$3,228	$(6,574)	$7,768	$(14,816)
Less: Income allocable to unvested restricted stock	—	—	—	—
Income (loss) attributable to common shareholders for diluted earnings (loss) per share	$3,228	$(6,574)	$7,768	$(14,816)
Weighted average number of common share equivalents:
Common shares used in basic earnings (loss) per share	13,171,654	13,013,616	13,131,795	12,977,146
Common share equivalents outstanding related to RSUs	149,227	—	26,124	—
Total weighted average common shares and common share equivalents used in diluted earnings (loss) per share	13,320,881	13,013,616	13,157,919	12,977,146
Earnings (loss) per share:
Basic	$0.25	$(0.51)	$0.59	$(1.14)
Diluted	$0.24	$(0.51)	$0.59	$(1.14)

           For the calculation of diluted earnings per share for the three and nine months ended June 30, 2023, there were 230,322 and 364,188 non-vested RSUs, respectively, excluded from the calculation of weighted average shares outstanding since their impact on diluted earnings per share were antidilutive.  For the calculation of diluted loss per share for each of the three and nine months ended June 30, 2022, there were 353,425 non-vested RSUs excluded from the calculation of weighted average shares outstanding since their impact on diluted loss per share was antidilutive.

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

The following table summarizes the Company’s segment information (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenue:
Oil and Gas Markets	$17,672	$9,517	$56,239	$34,317
Adjacent Markets	14,862	10,938	38,392	28,312
Emerging Markets	109	135	393	571
Corporate	72	101	170	182
Total	$32,715	$20,691	$95,194	$63,382

Income (loss) from operations:
Oil and Gas Markets	$3,238	$(3,695)	$9,820	$(6,209)
Adjacent Markets	4,346	1,841	9,148	4,341
Emerging Markets	(1,047)	(1,405)	(3,267)	(3,609)
Corporate	(3,391)	(3,275)	(8,457)	(9,592)
Total	$3,146	$(6,534)	$7,244	$(15,069)

15. Income Taxes

Consolidated income tax expense for the three and nine months ended June 30, 2023 was $0.2 million and $0.3 million, respectively.  Consolidated income tax expense for the three and nine months ended June 30, 2022 was $0.1 million and $0.2 million, respectively.  The primary difference between the Company's effective tax rate of 3.3% for the nine months ended June 30, 2023 and the statutory rate of 21% is adjustments to the valuation allowance against deferred tax assets.

16. Risks and Uncertainties

Concentration of Credit Risk

As of June 30, 2023, the Company had combined trade accounts and notes receivable from two customers of $5.9 million and $4.7 million, respectively. During the three months ended  June 30, 2023, revenue recognized from these two customers was $8.0 million and $3.7 million, respectively. During the nine months ended June 30, 2023, revenue recognized from these two customers was $25.9 million and $9.3 million, respectively.

COVID-19 Pandemic

The ongoing COVID-19 pandemic has negatively has negatively impacted worldwide economic activity and continues to create challenges in the Company’s markets. The COVID-19 pandemic and the related mitigation measures have disrupted the Company’s supply chain, resulting in longer lead times in materials available from suppliers and extended the shipping time for these materials to reach the Company’s facilities. The occurrence or a resurgence of global or regional health events such as the COVID–19 pandemic, and the related government responses, could result in a material adverse effect on the Company's business, financial condition, results of operations and liquidity.  As such, we continue to closely monitor COVID-19 and will continue to reassess our strategy and operational structure on a regular, ongoing basis.

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

Crude oil prices held above $65 per barrel throughout 2022 and through June 2023, which may result in higher cash flows for exploration and production companies. Any material changes in oil and gas prices or other market trends, like slowing growth of the global economy, could adversely impact seismic exploration activity and would likely affect the demand for the Company's products and could materially and adversely affect its results of operations and liquidity.

Generally, imbalances in the supply and demand for oil and gas will affect oil and gas prices and, in such circumstances, demand for the Company’s oil and gas products may be adversely affected when world supplies exceed demand.

Armed Conflict Between Russia and Ukraine

A portion of the Company's oil and gas product manufacturing is conducted through its wholly-owned subsidiary Geospace Technologies Eurasia LLC ("GTE"), which is based in the Russian Federation. In February 2022, the Russian Federation launched a full-scale military invasion of Ukraine, and Russia and Ukraine continue to engage in active and armed conflict. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions in addition to any direct impact on the Company's operations in Russia. As a result of the invasion, the governments of several western nations, including the U.S., Canada, the United Kingdom and the European Union, implemented new and/or expanded economic sanctions and export restrictions against Russia, Russian-backed separatist regions in Ukraine, certain banks, companies, government officials, and other individuals in Russia and Belarus. The implementation of these sanctions and exports restrictions, in combination with the withdrawal of numerous private companies from the Russian market, has had, and is likely to continue to have, a negative impact on the Company's business in the region. During fiscal year 2022 the Company imported $1.9 million of products from GTE for resale elsewhere in the world and since then has imported $3.2 million of products during the first nine months of fiscal year 2023. The rapid changes in rules and implementation of new rules on imports and exports of goods involving Russia has also led to material delays in getting goods to or from Russia as port authorities struggle to keep up with the changing environment. If imports of these products from the Russian Federation are restricted by government regulation, the Company may be forced to find other sources for the manufacturing of these products at potentially higher costs. Likewise, restrictions on the Company's ability to send products to GTE, may force our subsidiary to have to find other sources for the manufacturing of these products at potentially higher costs.  However, the Company's exports to GTE have historically been limited. Boycotts, protests, unfavorable regulations, additional governmental sanctions and other actions in the region could also adversely affect the Company's ability to operate profitably. Delays in obtaining governmental approvals can affect the Company's ability to timely deliver its products pursuant to contractual obligations, which could result in the Company being liable to its customers for damages. The risk of doing business in the Russian Federation and other economically or politically volatile areas could adversely affect the Company's operations and earnings. It is possible that increasing sanctions, export controls, restrictions on access to financial institutions, supply and transportation challenges, or other circumstances or considerations could necessitate a reduction, or even discontinuation, of operations by GTE or other business in Russia.

The Company is actively monitoring the situation in Ukraine and Russia and assessing its impact on its business, including GTE. The net carrying value of GTE on the Company's consolidated balance sheet at June 30, 2023 was $6.2 million, including cash of $2.1 million. In response to sanctions imposed by the U.S. and others on Russia, the Russian government has imposed restrictions on companies' abilities to repatriate or otherwise remit cash from their Russian-based operations to locations outside of Russia. As a result, this cash can be used in our Russian operations, but we may be unable to transfer it out of Russia without incurring substantial costs, if at all. In addition to the products the Company imported from GTE, the subsidiary generated $1.9 million in revenue from domestic sales in fiscal year 2022 and has generated $1.6 million from domestic sales during the first nine months of fiscal year 2023. The Company has no way to predict the duration, progress or outcome of the military conflict in Ukraine. The extent and duration of the military action, sanctions, and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and the Company's business for an unknown period of time.

17. Exit and Disposal Activities

During the first quarter of fiscal year 2023, the Company implemented a plan to discontinue the manufacture of certain low margin, low revenue products and reconfigure our production facilities to lower our costs and raise efficiencies. As part of the plan, reductions were made to the Company's workforce which are expected to yield an annual savings of more than $2 million. In connection with the plan, the Company incurred costs of $0.6 million in the first quarter of fiscal year 2023, primarily termination costs related to the workforce reduction. The costs were recorded both to cost of revenue and operating expenses in the consolidated statement of operations.  No significant future costs are expected.  As of June 30, 2023, no liabilities were outstanding related to this plan.

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

Business Overview

Unless otherwise specified, the discussion in this Quarterly Report on Form 10-Q refers to Geospace Technologies Corporation and its subsidiaries. We principally design and manufacture seismic instruments and equipment. These seismic products are marketed to the oil and gas industry and used to locate, characterize and monitor hydrocarbon producing reservoirs. We also market our seismic products to other industries for vibration monitoring, border and perimeter security and various geotechnical applications. We design and manufacture other products of a non-seismic nature, including water meter products, imaging equipment, remote shutoff water valves and Internet of Things ("IoT") platform and provide contract manufacturing services. We report and categorize our customers and products into three different segments: Oil and Gas Markets, Adjacent Markets and Emerging Markets. In recent years, the revenue contribution from our Adjacent Markets segment has grown to represent nearly half of our total revenue. This revenue growth is reflective of both our diversification strategy as well a downturn in the Oil and Gas Markets segment at the time.

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

We have also developed a marine-based wireless seismic data acquisition system called the OBX. Similar to our land-based wireless systems, the marine OBX system may be deployed in virtually unlimited channel configurations and does not require interconnecting cables between each station. We have two versions of OBX nodal stations: a shallow water version that can be used in depths up to 750 meters and a deepwater version that can be deployed in depths of up to 3,450 meters.  Through June 30, 2023, we have sold 13,000 OBX stations and we currently have 24,000 OBX stations in our rental fleet.

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

We have maintained active discussions with potential clients for future PRM systems. During 2022, in coordination with a potential client, we concluded a successful demonstration of our OptoSeis® fiber optic PRM technology in real-world field conditions. This demonstration was a pre-requisite step toward future contract consideration.  We have also held discussions and received requests for information from other major oil and gas producers regarding PRM systems. We have not received any orders for a large-scale seabed PRM system since November 2012.

Adjacent Markets

Our Adjacent Markets businesses leverage upon existing manufacturing facilities and engineering capabilities utilized by our Oil and Gas Markets businesses. Many of the seismic products in our Oil and Gas Markets segment, with little or no modification, have direct application to other industries.

Our business diversification strategy has centered largely on translating expertise in ruggedized engineering and manufacturing into expanded customer markets. To bolster the solid market share we have established in the water utility market for water meter cables, in fiscal year 2021, we acquired the smart water IoT company, Aquana.

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

Consolidated Results of Operations

We report and evaluate financial information for three segments: Oil and Gas Markets, Adjacent Markets and Emerging Markets. Summary financial data by business segment follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Oil and Gas Markets
Traditional exploration product revenue	$3,363	$1,592	$9,509	$3,428
Wireless exploration product revenue	13,786	7,233	45,920	29,467
Reservoir product revenue	523	692	810	1,422
Total revenue	17,672	9,517	56,239	34,317
Operating income (loss)	3,238	(3,695)	9,820	(6,209)
Adjacent Markets
Industrial product revenue	11,678	7,465	29,250	18,471
Imaging product revenue	3,184	3,473	9,142	9,841
Total revenue	14,862	10,938	38,392	28,312
Operating income	4,346	1,841	9,148	4,341
Emerging Markets
Revenue	109	135	393	571
Operating loss	(1,047)	(1,405)	(3,267)	(3,609)
Corporate
Revenue	72	101	170	182
Operating loss	(3,391)	(3,275)	(8,457)	(9,592)
Consolidated Totals
Revenue	32,715	20,691	95,194	63,382
Operating income (loss)	3,146	(6,534)	7,244	(15,069)

Overview

Although in an already depressed oil and gas industry, demand further decreased in February 2020 because of the oversupply of crude oil due to failed OPEC negotiations that led to a dramatic drop in crude oil prices when combined with the impact of the COVID-19 pandemic. These declines in the demand for oil and gas have caused oil and gas exploration and production companies to experience a significant reduction in cash flows, which have resulted in reductions in their capital spending budgets for oil and gas exploration-focused activities, including seismic data acquisition activities. Crude oil prices held above $65 per barrel throughout 2022 and through June 2023; however, a lag in time typically occurs between higher oil prices and greater demand for our Oil and Gas Markets segment products. We believe this lag is the result of exploration and production (“E&P”) companies allocating their cash flow towards shareholder reward initiatives, such as stock buy-back programs and dividend payments, or in debt reduction. We believe this lag is a short-term trend that will continue until E&P companies decide to reinvest capital into exploration activities. As this lag persists, we expect the reduced levels of demand for our Oil and Gas Markets segment products. We also expect our land-based traditional and wireless products will continue to experience low levels of product demand until our customers consume their excess levels of underutilized equipment. During the third quarter of fiscal year 2022, we began to experience an increase in rental demand for our marine nodal products in the form of additional rental contracts and requests for quotes from existing and new customers.  The increase in demand has led to near full utilization of our marine wireless rental fleet, yet we continue to experience low levels of demand for our land-based wireless products.

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

In light of current market conditions, the inventory balances in our Oil and Gas Markets business segment at June 30, 2023 continued to exceed levels we consider appropriate for the current level of product demand. We are continuing to work aggressively to reduce these legacy inventory balances; however, we are also adding new inventories for new wireless product developments and for other product demand in our Adjacent Markets segment. During periods of excessive inventory levels, our policy has been, and will continue to be, to record obsolescence expense as we experience reduced product demand and as our inventories continue to age. Although the Oil and Gas Markets segment is seeing a recovery after experiencing difficult market conditions, we have been recording additional expenses for inventory obsolescence and will continue to do so in the future until product demand and/or resulting inventory turnover return to acceptable levels.

Armed Conflict Between Russia and Ukraine

A portion of our oil and gas product manufacturing is conducted by Geospace Technologies Eurasia LLC, our wholly-owned subsidiary based in the Russian Federation. Consequently, our oil and gas business could be directly affected by the current war between Russia and Ukraine. See Note 16 in this Quarterly Report on Form 10-Q for more information.

Coronavirus (COVID-19)

The ongoing COVID-19 pandemic has negatively impacted worldwide economic activity and continues to create challenges in our markets.  The COVID-19 pandemic and the related mitigation measures have disrupted our supply chain, resulting in longer lead times in materials available from suppliers and extended shipping time for these materials to reach our facilities.  The occurrence or resurgence of global or regional health events such as the COVID-19 pandemic, and the related government responses, could result in a material adverse effect on our business, financial condition, results of operations and liquidity.  As such, we will continue to closely monitor COVID-19 and will continue to reassess our strategy and operational structure on a regular, ongoing basis.

Three and nine months ended June 30, 2023 compared to the three and nine months ended June 30, 2022

Consolidated revenue for the three months ended June 30, 2023 was $32.7 million, an increase of $12.0 million, or 58.1%, from the corresponding period of the prior fiscal year.  Consolidated revenue for the nine months ended June 30, 2023 was $95.2 million, an increase of $31.8 million, or 50.2%, from the corresponding period of the prior fiscal year.  The increase in revenue for both periods was largely due to higher rental revenue from our Oil and Gas Markets segment due to increased utilization of our OBX rental fleet and an increase in demand for our industrial products from our Adjacent Markets segment.  The increase in revenue for the nine months ended June 30, 2023 was partially offset by a decrease in sales of wireless exploration products.  Wireless exploration product revenue for the nine months ended June 30, 2023 also included $4.0 million from a rental customer as compensation for lost OBX nodes.

Consolidated gross profit for the three months ended June 30, 2023 was $14.0 million, an increase of $10.3 million, or 282.9%, from the corresponding period of the prior fiscal year.  Consolidated gross profit for the nine months ended June 30, 2023 was $37.5 million, an increase of $25.3 million, or 208.0%, from the corresponding period of the prior fiscal year.  The increase for both periods was primarily due to higher gross profits from the increased utilization of our OBX rental fleet and the increase in industrial product revenue and related gross profits.  The increase for the nine months ended June 30, 2023 was partially offset by the decrease in wireless exploration product revenue and related gross profits.

Consolidated operating expenses for the three months ended June 30, 2023 were $10.8 million, an increase of $0.6 million, or 6.4%, from the corresponding period of the prior fiscal year. The increase was due to a (i) $0.4 million favorable non-cash adjustment reported in the prior year period resulting from a change in the estimated fair value of contingent consideration related to our OptoSeis® acquisition, (ii) $0.3 million increase in selling, general and administrative expenses, resulting from increased revenue and (iii) $0.2 million increase in research and development costs attributable to employee termination costs.  The increase was partially offset by a $0.3 million decrease in bad debt expense resulting from collections of previously reserved past due receivables.  Consolidated operating expenses for the nine months ended June 30, 2023 were $31.5 million, an increase of $4.3 million, or 15.8%, from the corresponding period of the prior fiscal year. The increase was due to a (i) $5.0 million favorable non-cash adjustment reported in the prior year period resulting from a change in the estimated fair value of contingent consideration related to our Quantum and OptoSeis® acquisitions and (ii) $1.4 million increase in selling, general and administrative expenses resulting from increased revenue, inclusive of $0.3 million in employee termination costs. These increased operating expenses were partially offset by a i) $1.9 million decrease in research and development expense attributable to lower project expenditures and lower personnel costs attributable to our workforce reduction in the first quarter of fiscal year 2023 and (ii) $0.2 million decrease in bad debt expense resulting from collections of previously reserved past due receivables.

In February 2023, we sold our real property located at 7310 Langfield Road in Houston, Texas for a cash sales price of $3.7 million, net of closing costs of $0.3 million.  We recognized a gain of $1.3 million from the sale of this property in the second quarter of fiscal year 2023. The sale was part of our plan to streamline operations and reduce costs.

Consolidated other income for the three months ended June 30, 2023 was $0.3 million, compared to $28,000 from the corresponding period of the prior year.  Consolidated other income for the nine months ended June 30, 2023 was $0.8 million, compared to $0.4 million from the corresponding period of the prior year.  The increase for both periods was primarily due to an increase in net foreign exchange gains.  The increase for both periods was partially offset by a decrease in interest income attributable to lower note receivable balances between periods.

Segment Results of Operations

Oil and Gas Markets

Revenue

Revenue from our Oil and Gas Markets products for the three months ended June 30, 2023 increased $8.2 million, or 85.7%, from the corresponding period of the prior fiscal year. Revenue from our Oil and Gas Markets products for the nine months ended June 30, 2023 increased $21.9 million, or 55.6%, from the corresponding period of the prior fiscal year.  The components of these increases were as follows:

●

Traditional Exploration Product Revenue – For the three months ended June 30, 2023, revenue from our traditional products was $3.4 million, an increase of $1.8 million from the corresponding period of the prior fiscal year.  For the nine months ended June 30, 2023, revenue from our traditional products was $9.5 million, an increase of $6.1 million from the corresponding period of the prior fiscal year. The increase for both periods was primarily due to higher demand for our sensor and marine products.

●

Wireless Exploration Product Revenue – For the three months ended June 30, 2023, revenue from our wireless exploration products increased $6.6 million, or 90.6%, from the corresponding period of the prior fiscal year.  For the nine months ended June 30, 2023, revenue from our wireless exploration products increased $16.5 million, or 55.8%, from the corresponding period of the prior fiscal year.    The increase for both periods was primarily due to increased rental revenue attributable to higher utilization of our OBX rental fleet.  The increase for the nine months ended June 30, 2023 was partially offset by a decrease in wireless product sales. Wireless product revenue for the nine months ended June 30, 2023 also included $4.0 million from a rental equipment customer as compensation for lost OBX nodes.

Operating Income (Loss)

Operating income associated with our Oil and Gas Markets products for the three months ended June 30, 2023 was $3.2 million, an increase of $6.9 million from the corresponding period of the prior fiscal year. Operating income associated with our Oil and Gas Markets products for the nine months ended June 30, 2023 was $9.8 million, compared to an operating loss of $(6.2) million from the corresponding period of the prior fiscal year. The increase in operating income for both periods was primarily due to to higher wireless rental revenue and related gross profits due to improved utilization of our OBX rental fleet.  The improvement in operating income for the nine months ended June 30, 2023 was partially offset by a decrease in wireless product revenue and related gross profits.  The increase in operating income for both periods was partially offset by favorable non-cash adjustments reported of $0.4 million and $4.4 million for the three and nine month periods of the prior year, respectively, resulting from changes in the estimated fair value of contingent consideration related to our OptoSeis® acquisition.

Adjacent Markets

Revenue

Revenue from our Adjacent Markets products for the three months ended June 30, 2023 increased $3.9 million, or 35.9%, from the corresponding period of the prior fiscal year.  Revenue from our Adjacent Markets products for the nine months ended June 30, 2023 increased $10.1 million, or 35.6%, from the corresponding period of the prior fiscal year.  The components of these changes were as follows:

●

Industrial Product Revenue and Services – For the three months ended June 30, 2023, revenue from our industrial products increased $4.2 million, or 56.4%, from the corresponding period of the prior fiscal year.  For the nine months ended June 30, 2023, revenue from our industrial products increased $10.8 million, or 58.4%, from the corresponding period of the prior fiscal year.  The increase in revenue for both periods was primarily due to higher demand for our water meter products.

●

Imaging Product Revenue – For the three months ended June 30, 2023, revenue from our imaging products decreased $0.3 million, or 8.3%, from the corresponding period of the prior fiscal year. For the nine months ended June 30, 2023, revenue from our imaging products decreased $0.7 million, or 7.1%, from the corresponding period of the prior fiscal year.  The decrease for both periods was primarily due to lower demand for our imaging equipment.

Operating Income

Operating income from our Adjacent Markets products for the three months ended June 30, 2023 was $4.3 million, an increase of $2.5 million, or 136.1%, from the corresponding period of the prior fiscal year. Operating income from our Adjacent Markets products for the nine months ended June 30, 2023 was $9.1 million, an increase of $4.8 million, or 110.7%, from the corresponding period of the prior fiscal year.  The increase in operating income for both periods was primarily due to the increase in revenue and related gross profits.  The increase in operating income was partially offset by an increase in operating expenses, mostly caused by (i) higher selling, general and administrative resulting from the increased revenue.

Emerging Markets

Revenue

Revenue from our Emerging Markets products was $0.1 million for both the three months ended June 30, 2023 and 2022.  Revenue from our Emerging Markets products was $0.4 million for the nine months ended June 30, 2023 compared to $0.6 million for the nine months ended June 30, 2022.  The revenue for both periods primarily included on-going service and maintenance related to our completed contract with the U.S. Customs and Border Protection.  The revenue for the nine months ended June 30, 2023 also included $0.1 million of revenue recognized on a $1.5 million government related contract expected to be completed in the first quarter of fiscal year 2024.

Operating Loss

Operating loss from our Emerging Markets products for the three months ended June 30, 2023 was $1.0 million, a decrease of $0.4 million, or 25.5%, from the corresponding period in the prior fiscal year.  Operating loss from our Emerging Markets products for the nine months ended June 30, 2023 was $3.3 million, a decrease of $0.3 million, or 9.5%, from the corresponding period of the prior fiscal year.   The decrease for both periods was primarily attributable to lower personnel costs attributable to our workforce reduction in the first quarter of fiscal year 2023.  The decrease in operating loss for the nine months ended June 30, 2023 was partially offset by a favorable non-cash adjustment reported for the nine month period of the prior year of $0.7 million, which resulted from a change in the estimated fair value of contingent consideration related to our Quantum acquisition.

Liquidity and Capital Resources

At June 30, 2023, we had approximately $27.3 million in cash and cash equivalents.  For the nine months ended June 30, 2023, we generated $3.1 million of cash from operating activities.  Sources of cash included our net income of $7.8 million and net non-cash charges of $15.7 million resulting from deferred income taxes, depreciation, amortization, accretion, inventory obsolescence, stock-based compensation and bad debt recovery.  Other sources of cash included a (i) $1.3 million increase in accounts payable primarily due to the timing of payments to our suppliers, (ii) $1.7 million increase in other liabilities due to an increase in accrued employee compensation costs and (iii) $0.5 million increase in other assets.  These sources of cash were partially offset by (i) a $10.6 million increase in trade accounts and notes receivable primarily due to our increase in revenue and the timing of collections from customers, (ii) a $7.2 million increase in inventories to meet an increase in demand for our products, (iii) the removal of $4.3 million gross profit from the sale of used rental equipment and (iv) a $1.7 million of gain from the sale of property and equipment since they are included in investing activities.

For the nine months ended June 30, 2023, we generated cash of $8.3 million in investing activities. Sources of cash primarily consisted of proceeds of (i) $11.1 million from the sale of used rental equipment, (ii) $4.4 million from the sale of property and equipment and (iii) $0.9 million from the sale of short-term investments. Offsetting this source of cash were (i) $1.9 million for additions to our property, plant and equipment and (ii) $6.2 million for additions to our equipment rental fleet.  We do not expect to make any significant cash investments into our rental fleet for the remainder of fiscal year 2023.  We expect our cash investments in our property, plant and equipment will be approximately $2.0 million in fiscal year 2023.  Our capital expenditures are expected to be funded from our cash on hand, internal cash flows, cash flows from our rental contracts or, if necessary, borrowings under our new credit agreement.

For the nine months ended June 30, 2023 we used $0.2 million from financing activities for our final contingent consideration payments to the former shareholders of Quantum.

Our available cash and cash equivalents was $27.3 million at June 30, 2023, which included $3.5 million of cash and cash equivalents held by our foreign subsidiaries and branch offices, of which $2.1 million was held by our subsidiary in the Russian Federation. In response to sanctions imposed by the U.S. and other countries on the Russian Federation, the Russian government has imposed restrictions on companies' abilities to repatriate or otherwise remit cash from their Russian-based operations to locations outside of Russia. As a result, this cash can be used in our Russian operations, but we may be unable to transfer it out of Russia without incurring substantial costs, if at all.  In addition, if we were to repatriate the cash held by our Russian subsidiary, we would be required to accrue and pay taxes on any amount repatriated.  During the second quarter of fiscal year 2023, in light of recent volatility in the financial markets, we entered into an IntraFi Cash Service ("ICS") Deposit Placement Agreement with IntraFi Network LLC through our primary bank, Woodforest National Bank.  The ICS program offers us access to unlimited Federal Deposit Insurance Corporation ("FDIC") insurance on domestically held cash in excess of $5.0 million, thereby mitigating our risk of falling outside of FDIC coverage limits.

On July 26, 2023, we entered into a credit agreement (“the Agreement”) with Woodforest National Bank, as sole lender.  The Agreement refinanced our credit agreement dated May 6, 2022, with Amerisource Funding, Inc., as administrative agent and as a lender, and Woodforest National Bank, as a lender.  The Agreement provides a revolving credit facility with a maximum availability of $15 million.  Availability under the Agreement is determined based upon a borrowing base comprised of certain of our domestic assets which include (i) 80% of eligible accounts receivable, plus (ii) 90% of eligible foreign insured accounts, plus (iii) 25% of eligible inventory plus (iv) 50% of the orderly liquidation value of eligible equipment, in each case subject to certain limitations and adjustments.  Interest shall accrue on outstanding borrowings at a rate equal to Term SOFR (Secured Overnight Financing Rate) plus a margin equal to 3.25% per annum.  We are required to make monthly interest payments on borrowed funds. The Agreement is secured by substantially all of our assets, except for certain excluded property.  The Agreement requires us to maintain a minimum (i) consolidated tangible net worth of $100 million, (ii) liquidity of $5 million, and (iii) current ratio no less than 2.00 to 1.00, in each case tested quarterly. The Agreement also requires us to maintain a springing minimum interest coverage ratio of 1.50 to 1.00, tested quarterly whenever there is an outstanding balance on the revolving credit facility.  The Agreement expires in July 2025.

We had no long-term debt outstanding at June 30, 2023 and through the date of the filing of this Quarterly Report on Form 10-Q.  We do not currently anticipate the need to borrow under the Agreement, however, we may decide to do so in the future, if needed.

Our available cash and cash equivalents increased $10.3 million during the nine months ended June 30, 2023. In the absence of future profitable results of operations, we may need to rely on other sources of liquidity to fund our future operations, including executed rental contracts, available borrowings under the Agreement through its expiration in July 2025, leveraging or sales of real estate assets, sales of rental assets and other liquidity sources which may be available to us. We currently believe that our cash and cash equivalents will be sufficient to finance any future operating losses and planned capital expenditures through the next twelve months.

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

Critical Accounting Estimates

During the nine months ended June 30, 2023, there has been no material change to our critical accounting estimates discussed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including the CEO and CFO, as of June 30, 2023, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101*

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets at June 30, 2023 and September 30, 2022 , (ii) the Consolidated Statements of Operations for the three and nine months ended June 30, 2023 and 2022, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended June 30, 2023 and 2022, (iv) the Consolidated Statements of Stockholders’ Equity for the three and nine months ended June 30, 2023 and 2022, (v) the Consolidated Statements of Cash Flows for the nine months ended June 30, 2023 and 2022 and (vi) Notes to Consolidated Financial Statements.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in Inline XBRL and contained in Exhibit 101.

* Filed with this Quarterly Report on Form 10-Q

** Furnished with this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEOSPACE TECHNOLOGIES CORPORATION

Date:	August 11, 2023	By:	/s/ Walter R. Wheeler
Walter R. Wheeler, President
and Chief Executive Officer
(duly authorized officer)

Date:	August 11, 2023	By:	/s/ Robert L. Curda
Robert L. Curda, Vice President,
Chief Financial Officer and Secretary
(principal financial officer)