Form 10-K
period 2023-09-30
GEOSPACE TECHNOLOGIES CORP
filed 2023-11-17
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒         Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended September 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 13,197,489 shares of the Registrant’s Common Stock outstanding as of the close of business on October 31, 2023. As of March 31, 2023, the aggregate market value of the Registrant’s Common Stock held by non-affiliates was approximately $86 million (based upon the closing price of $7.05 on March 31, 2023, as reported by The NASDAQ Global Select Market).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Registrant’s 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

Auditor Firm Id: 49	Auditor Name: RSM US LLP	Auditor Location: Houston, Texas, USA

PART I

Item 1. Business

Business Overview

Unless otherwise specified, the discussion in this Annual Report on Form 10-K refers to Geospace Technologies Corporation and its subsidiaries. We principally design and manufacture seismic instruments and equipment. These seismic products are marketed to the oil and gas industry and used to locate, characterize and monitor hydrocarbon producing reservoirs. More recently, we’ve begun marketing our seismic products for energy transition applications such as carbon storage, geothermal and mining.  We also market our seismic products to other industries for vibration monitoring, border and perimeter security and various geotechnical applications. We design and manufacture other products of a non-seismic nature, including water meter products, imaging equipment, offshore cables, remote shutoff water valves and Internet of Things ("IoT") platform.  Additionally, we provide contract manufacturing services, which leverage our capabilities and manufacturing resources. We report and categorize our customers and products into three different segments: Oil and Gas Markets, Adjacent Markets and Emerging Markets. In recent years, the revenue contribution from our Adjacent Markets segment has grown to represent nearly half of our total revenue. This revenue growth in this segment is largely attributable to the rise in water utility modernization which includes our waterproof meter connector cable series of products.

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

Products and Product Development

Oil and Gas Markets

Our Oil and Gas Markets business segment has historically accounted for the majority of our revenue. Geoscientists use seismic data primarily in connection with the exploration, development and production of oil and gas reserves to map potential and known hydrocarbon bearing formations and the geologic structures that surround them. This segment’s products include wireless seismic data acquisition systems, reservoir characterization products and services, and traditional seismic exploration products such as geophones, hydrophones, leader wire, connectors, cables, marine streamer retrieval and steering devices and various other seismic products. We believe that our Oil and Gas Markets' products are among the most technologically advanced instruments and equipment available for seismic data acquisition.

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

We have also developed a marine-based wireless seismic data acquisition system called the OBX. Similar to our land-based wireless systems, the marine OBX system may be deployed in virtually unlimited channel configurations and does not require interconnecting cables between each station. We have two versions of OBX nodal stations: A shallow water version that can be used in depths up to 750 meters and a deepwater version that can be deployed in depths of up to 3,450 meters. Through September 30, 2023, we have sold 13,000 OBX stations and we currently have 28,000 OBX stations in our rental fleet.

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

In August 2023, we announced the latest in our ocean bottom node product line known as Aquanaut™, a deepwater, wireless seismic acquisition node capable of operating for 200 days in water as deep at 3,450 meters.

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

In the spring of 2023, we released a derivative of the OptoSeis® technology for high temperature downhole applications.  The product know as Insight by OptoSeis offers a passive, all-optical downhole sensor network – no electronics downhole - resulting in years long operational lifetime @ 150 °C.

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

Our business diversification strategy has centered largely on translating expertise in ruggedized engineering and manufacturing into expanded customer markets. To bolster the solid market share we’ve established in the water utility market for water meter connectors, in fiscal year 2021, we acquired the smart water IoT company Aquana, LLC ("Aquana").

Industrial Products

Our industrial products include water meter products, remote disconnect shut-off water valves and IoT Platform, contract manufacturing services and seismic sensors used for vibration monitoring.

Our water meter products support the global smart meter connectivity water utility market. Our products provide our customers with highly reliable automated meter-reading and automated meter infrastructure with our robust water-proof connectors.

Our remote disconnect values and water IoT platform allows customers that manage multi-family and commercial properties to monitor their properties for leak and burst events, with real-time notifications, complimented with our remote-shut off to stop water damage. These products also allow water utilities to re-claim non-revenue water at a lower energy and field service cost through remote control of water service without placing its employees in potential harm or danger.

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

Business Strategy

We have adopted what we think is a conservative and prudent business strategy which places a focus on sound financial management practices, as outlined below. We have not changed our primary focus on continued investment in product research and development, selective acquisitions and joint ventures.

●

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

●

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

●

Financial Management – Due to the cyclicality of the oil and gas industry, we have historically managed our financial risk by limiting or eliminating debt leverage in our balance sheet. While we are not opposed to moderate amounts of short-term debt during favorable business cycles, we choose to minimize our exposure to long-term debt obligations which, in our view, restrict our ability to operate during periodic difficult business cycles in the oil and gas industry similar to the recent business environment. We believe this strategy has allowed us to continue operations through difficult business cycles without disruption for debt and equity restructuring as has been seen among our peers, many of whom have significant long-term debt burdens. In addition, we have limited our investments in capital assets and have liquidated, and made appropriate reserves for, significant amounts of our inventories and rental fleet assets. We also believe that the value of our common shares outstanding will be best served in the long-term by retaining our cash to fund future cash outflows as they become necessary. In this regard, we do not anticipate paying any cash dividends in the foreseeable future, however, during fiscal years 2021 and 2022 we repurchased 841,992 shares of our common stock in open market transactions completing a $7.5 million stock-buy-back program authorized by our board of directors.

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

The primary competitors for our land wireless data acquisition systems are SmartSolo, Sercel, INOVA, STRYDE, Geophysical Technologies and numerous smaller entities who have introduced similar versions of wireless data acquisition systems. We believe the primary competitors for our marine nodal data acquisition systems are Magseis Fairfield ASA (a division of TGS), Sercel and InApril AS each of whom utilizes their own proprietary nodal technology.

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

Our primary competitors for the rental of our traditional and land wireless seismic equipment are STRYDE, SmartSolo, INOVA, and Geophysical Technologies.

Our primary competitor for our seabed PRM systems is Alcatel-Lucent. Our primary competitors for high-definition borehole seismic data acquisition systems are Avalon Sciences Ltd and Sercel.

Our primary competitors for the new energy or energy transition market are Microseismic, Inc., Namometrics, ISTI and ESG.

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

Product Manufacturing and Assembly

Our manufacturing and product assembly operations consist of machining, molding or cabling the necessary component parts, configuring these parts along with components received from various vendors and assembling a final product. We manufacture many of our oil and gas seismic products to the specifications required by our customers. For example, we assemble geophone strings based on a number of customer choices such as length, gauge, tolerance and color of molded parts. Upon completion of our manufacturing and assembly operations, we test our final products to the functional and environmental extremes of product specifications and inspect the products for quality assurance. Consistent with industry practice, we normally manufacture our products based on firm customer orders, anticipated customer orders and historical product demand. As a result of the steep decline in product demand that began in fiscal year 2014, further accentuated by the COVID-19 pandemic creating a global decline in the demand for oil and gas, also aggravated by global supply shortages of electronic components, we currently hold more than twelve months supply of inventory.

Markets and Customers

Our principal customers for our traditional and wireless seismic products are seismic contractors and, to a lesser extent, major independent and government-owned oil and gas companies that either operate their own seismic crews or specify seismic instrument and equipment preferences to contractors. For our deepwater PRM products, our customers are generally large international oil and gas companies that operate long-term offshore oil and gas producing properties. Our industrial product customers consist of specialty manufacturers, research institutions and industrial product distributors. Our imaging customers primarily consist of direct users of our equipment as well as specialized resellers that focus on the screen-printing and flexographic printing industries. Our border and perimeter security customers are primarily government agencies.  Our smart water connectivity customers include municipalities, water utilities, water meter manufacturing companies as well as asset management firms such as multifamily property owners.

Two customers comprised 26.7% and 11.7% of our revenue during fiscal year 2023.  One customer comprised 29.3% of our revenue during fiscal year 2022.  The following table describes our revenue by product type (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2023	2022
Traditional seismic exploration product revenue	$12,183	$6,597
Wireless seismic exploration product revenue	60,848	40,667
Seismic reservoir product revenue	962	1,877
Industrial product revenue	36,859	25,640
Imaging product revenue	12,180	13,531
Border & perimeter security product revenue	1,234	711
Corporate revenue	243	230
Total revenue	$124,509	$89,253

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

Research and Development

We expect to incur significant future research and development expenditures aimed at the development of additional products for each of our business segments. We have incurred company-sponsored research and development expenses of $16.0 million and $18.1 million during the fiscal years ended September 30, 2023 and 2022, respectively.

Human Capital, Environmental and Social

In order to continue to produce the most technologically advanced instruments and equipment available for the industrial, border and perimeter security and seismic data acquisition markets, it is crucial that we continue to attract and retain top talent. To attract and retain talented employees, we strive to make Geospace Technologies Corporation a diverse and safe workplace, with opportunities for our employees to receive educational benefits, cross-function skill-development to grow and develop their careers, all supported by competitive compensation and benefits.

Workforce Composition - At September 30, 2023, we employed 681 people predominantly on a full-time basis, of which 451 were employed in the United States, 209 in the Russian Federation and the remainder in the United Kingdom, Canada, China and Colombia. Our professional staff includes geoscientists, electrical and mechanical engineers, accountants, computer and data scientists, marketing and human resource professionals. 65% of our global workforce is employed in manufacturing, 14% in engineering and 17% in sales and administration. The majority of our employees in the Russian Federation belong to a regional union for machine manufacturers. Our remaining employees are not unionized. We have never experienced a work stoppage.

As a global manufacturer of high-tech offerings, we believe that a diverse workforce benefits everyone, from our skilled workforce, to our valued clients, to our trusted shareholders and our society. Our domestic workforce make-up includes 29% white, 34% Asian, 24% Hispanic or Latino, 11% Black or African American, and 2% two or more races. Women in managerial roles represent 3% of our domestic workforce. We proudly employ veterans of the US Armed Forces, who make up 3% of our domestic workforce.

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

As a manufacturer, we have a responsibility to reuse or recycle waste materials from our operations. Over the last three years, we have recycled more than 263 tons of recyclable materials. Year to date 2023, we have recycled over 174 tons of manufacturing waste materials. This includes production recyclable materials (aluminum, brass, copper, stainless steel, steel, and titanium as well as armored cable, film, lithium batteries, PCB boards and solder paste) plus paper, plastic, cardboard and e-waste (electronics).

We produce an Environmental, Society and Governance (ESG) report annually which is made public on our website.

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

Crude oil prices held above $65 per barrel throughout 2022 and through September 2023, which may result in higher cash flows for exploration and production companies. Any material changes in oil and gas prices or other market trends, like slowing growth of the global economy, could adversely impact seismic exploration activity and would likely affect the demand for the Company's products and could materially and adversely affect its results of operations and liquidity.

Generally, imbalances in the supply and demand for oil and gas will affect oil and gas prices and, in such circumstances, demand for our oil and gas products may be adversely affected when world supplies exceed demand.

The Ongoing Armed Conflict Between Russia and Ukraine Could Adversely Affect Our Business, Financial Condition, and Results of Operations, including our ability to repatriate cash from Russia.

A portion of our oil and gas product manufacturing is conducted through our wholly-owned subsidiary, Geospace Technologies Eurasia LLC ("GTE"), which is based in the Russian Federation. In February 2022, the Russian Federation launched a full-scale military invasion of Ukraine, and Russia and Ukraine continue to engage in active and armed conflict as of November 2022. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions in addition to any direct impact on our operations in Russia. As a result of the invasion, the governments of several western nations, including the U.S., Canada, the United Kingdom and the European Union, implemented new and/or expanded economic sanctions and export restrictions against Russia, Russian-backed separatist regions in Ukraine, certain banks, companies, government officials, and other individuals in Russia and Belarus. The implementation of these sanctions and export restrictions, in combination with the withdrawal of numerous private companies from the Russian market, has had, and is likely to continue to have, a negative impact on the company’s business in the region. During fiscal year 2023, we imported $3.8 million of products from GTE for resale elsewhere in the world. The rapid changes in rules and implementation of new rules on imports and exports of goods involving Russia has also led to serious delays in getting goods to or from Russia as port authorities struggle to keep up with the changing environment. If imports of these products from the Russian Federation are restricted by government regulation, we may be forced to find other sources for the manufacturing of these products at potentially higher costs. Likewise, restrictions on our ability to send products to our subsidiary in Russia may force our subsidiary to have to find other sources for the manufacturing of these products at potentially higher costs; however, our exports to GTE have historically been limited. Boycotts, protests, unfavorable regulations, additional governmental sanctions and other actions in the region could also adversely affect our ability to operate profitably. Delays in obtaining governmental approvals can affect our ability to timely deliver our products pursuant to contractual obligations, which could result in us being liable to our customers for damages. The risk of doing business in the Russian Federation and other economically or politically volatile areas could adversely affect our operations and earnings. It is possible that increasing sanctions, export controls, restrictions on access to financial institutions, supply and transportation challenges, or other circumstances or considerations could necessitate a reduction, or even discontinuation, of operations by GTE or other business in Russia.

We are actively monitoring the situation in Ukraine and Russia and assessing its impact on our business, including GTE. The net carrying value of GTE on our consolidated balance sheet at September 30, 2023 was $5.8 million, including cash of $2.5 million. In response to sanctions imposed by the U.S. and others on Russia, the Russian government has imposed restrictions on companies’ abilities to repatriate or otherwise remit cash from their Russian-based operations to locations outside of Russia. As a result, this cash can be used in our Russian operations, but we may be unable to transfer it out of Russia without incurring substantial costs, if at all.  In addition to the $3.8 million of products we imported from GTE in fiscal year 2023, the subsidiary generated $1.8 million in revenue from domestic sales in fiscal year 2023. We have no way to predict the duration, progress or outcome of the military conflict in Ukraine. The extent and duration of the military action, sanctions, and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and our business for an unknown period of time.

Our Foreign Subsidiaries and Foreign Marketing Efforts Are Subject to Additional Political, Economic, Legal and Other Uncertainties Not Generally Associated with Domestic Operations.

Based on customer billing data, revenue to customers outside the United States accounted for approximately 50% of our revenue during fiscal year 2023; however, we believe the percentage of revenue outside the United States is likely higher since many of our products are first delivered to a domestic location and ultimately shipped to a foreign location. We again expect revenue outside of the United States to represent a substantial portion of our revenue for fiscal year 2024 and subsequent years.

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

Increases in Tariffs, Trade Restrictions or Taxes on our Products Could Have an Adverse Impact on our Operations.

In fiscal year 2023, customers outside the United States accounted for approximately 50% of our revenues. We also purchase a portion of our raw materials from suppliers in China and other foreign countries. The commerce we conduct in the international marketplace makes us subject to tariffs, trade restrictions and other taxes when the raw materials we purchase, and the products we ship, cross international borders. Trade tensions between the United States and China, as well as those between the U.S. and Canada, Mexico and other countries have been escalating in recent years. Trade tensions have led to a series of tariffs imposed by the U.S. on imports from China, as well as retaliatory tariffs imposed by China on imports from the U.S. If the U.S. and China are able to negotiate the issues to restore a mutually advantageous and fair trading regime, the increased tariffs could be eliminated. Certain raw materials we purchase from China are subject to these tariffs which has increased our manufacturing costs. Products we sell into certain foreign markets could also become subject to similar retaliatory tariffs, making the products we sell uncompetitive to similar products not subjected to such import tariffs. Further changes in U.S. trade policies, tariffs, taxes, export restrictions or other trade barriers, or restrictions on raw materials including rare earth minerals, may limit our ability to produce products, increase our manufacturing costs, decrease our profit margins, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase raw materials, which could have a material adverse effect on our business, results of operations or financial conditions.

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

It is not possible at this time to predict the timing and effects of climate change or whether additional climate-related legislation, regulations or other measures will be adopted at the local, state, regional, national and international levels. However, continued efforts by governments and non-governmental organizations to reduce GHG emissions appear likely, and additional legislation, regulation or other measures that control or limit GHG emissions or otherwise seek to address climate change could adversely affect our customers and our business. Because our business depends on the level of oil exploration, existing or future laws or regulations related to GHGs and climate change, including incentives to conserve energy or use alternative energy sources, our business could be negatively impacted if such laws or regulations reduce demand for our customers’ products and, accordingly, our services.

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

Risks Associated with Our Business Strategy and Operations

Our New Products Require a Substantial Investment by Us in Research and Development Expense and May Not Achieve Market Acceptance.

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

The Short-Term Nature of Our Order Backlog for Sales of Our Oil and Gas Products and Delayed or Canceled Customer Orders May Cause Us to Experience Fluctuations in Quarterly Results of Operations.

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

Our Credit Risk Could Increase and We May Incur Bad Debt Write-Offs If Our Customers Continue to Face Difficult Economic Circumstances.

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

The Industries in Which We Operate are Characterized by Rapid Technological Development and Product Obsolescence, Which May Affect Our Ability to Provide Product Enhancements or New Products on a Timely and Cost-Effective Basis.

Our instruments and equipment are constantly undergoing rapid technological improvement. Our future success depends on our ability to continue to:

●    improve our existing product lines,

●    address the increasingly sophisticated needs of our customers,

●    maintain a reputation for technological leadership,

●    maintain market acceptance of our products,

●    anticipate changes in technology and industry standards,

●    respond to technological developments on a timely basis and

●    develop new markets for our products and capabilities.

Current competitors or new market entrants may develop new technologies, products or standards that could render our products obsolete. We cannot assure you that we will be successful in developing and marketing, on a timely and cost-effective basis, product enhancements or new products that respond to technological developments, that are accepted in the marketplace or that comply with new industry standards. Additionally, in anticipation of customer product orders, from time to time we acquire substantial quantities of inventories, which if not sold or integrated into products within a reasonable period of time, could become obsolete. In such case, we would be required to impair the value of such inventories on our balance sheet.

The Limited Market for Our Oil and Gas Markets and Emerging Markets' Products Can Affect Our Revenue.

In our Oil and Gas Markets segment, we generally market many of our products to seismic service contractors. We estimate that fewer than 30 oil and gas seismic contracting companies are currently operating in countries other than those operating in the Russian Federation and the former Soviet Union, India, the People’s Republic of China and certain Eastern European countries, where such information is difficult to verify. We estimate that fewer than 15 seismic contractors are engaged in marine seismic exploration activities. Due to these market factors, a relatively small number of customers, some of whom are experiencing financial difficulties, account for most of our oil and gas product revenue. From time to time, these contractors have sought to vertically integrate and acquire our competitors, which has influenced their supplier decisions before and after such transactions. In addition, consolidation among our customers may further concentrate our business to a limited number of customers and expose us to increased risks related to dependence on a small number of customers. We market our seabed PRM systems' products to large oil and gas companies. Since this product’s introduction in 2002, we have received system orders from three offshore oil and gas operators: BP, Shell and Equinor, which have accounted for a significant portion of our revenue in fiscal year 2014 and prior fiscal years. We have not received any orders for large-scale seabed PRM systems since November 2012. Our emerging markets segment primarily sells its products to a small number of agencies within the U.S. government. The loss of a small number of these customers, and particularly our oil and gas customers, could materially and adversely impact our future revenues.

We Cannot Be Certain of the Effectiveness of Patent Protection on Our Products.

We hold and from time to time apply for certain patents relating to some of our products. We cannot assure you that our patents will prove enforceable or free of challenge, that any patents will be issued for which we have applied or that competitors will not develop functionally similar technology outside the protection of any patents we have or may obtain.

Our Strategy of Renting Our Oil and Gas Seismic Products Exposes Us to Additional Risks Relating to Equipment Recovery, Rental Renewals, Technological Obsolescence and Impairment of Assets.

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

Our Expansion into the Border and Perimeter Security Market May Not Be Successful.

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

We Rely on Key Suppliers for Certain Components Used in Our Products.

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

We Have a Minimal Disaster Recovery Program at Our Houston Facilities.

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

Our Credit Agreement Imposes Restrictions on Our Business.

We and several of our subsidiaries domiciled in the United States are parties to a credit agreement. Amounts available for borrowing under the credit agreement are determined by a borrowing base, which is determined based upon certain of our domestic assets. Borrowings under the credit agreement will be secured by substantially all of our domestic assets, except for certain excluded property.  The credit agreement limits the incurrence of additional indebtedness, contains a covenant that requires us to maintain a certain amount of consolidated tangible net worth and liquidity, and contains other covenants customary in agreements of this type. Our ability to comply with these restrictions may be affected by events beyond our control, including, but not limited to, prevailing economic, financial and industry conditions and continuing declines in our product revenue. The breach of any of these covenants or restrictions, as well as any failure to make a payment of interest or principal when due, could result in a default under the credit agreement. Such a default would permit our lender to declare any amounts borrowed from it to be due and payable, together with accrued and unpaid interest, and our ability to borrow under the credit agreement could be terminated. If we are unable to repay any debts owed to our lender, the lender could proceed against the collateral securing such debt. While we intend to seek alternative sources of cash in such a situation, there is no guarantee that any alternative cash source would be available or would be available on terms favorable to us.

Reliance on Third Party Subcontractors Could Adversely Affect Our Results of Operations and Reputation.

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

Legal and Compliance Risks

Our Global Operations Expose Us to Risks Associated with Conducting Business Internationally, Including Failure to Comply with U.S. Laws Which Apply to International Operations, Such as the Foreign Corrupt Practices Act and U.S. Export Control Laws, as Well as the Laws of Other Countries

We have offices in Brazil, Colombia, Canada, the Russian Federation, Kazakhstan  and the United Kingdom, in addition to our offices in the United States. In addition to the risks that are inherent in conducting business internationally, we are also liable for compliance with international and U.S. laws and regulations that apply to our international operations. These laws and regulations include data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export control laws, U.S. laws such as the Foreign Corrupt Practices Act and similar laws in other countries which also prohibit certain payments to governmental officials or certain payments or remunerations to customers. Many of our products are subject to U.S. export law restrictions that limit the destinations and types of customers to which our products may be sold, or require an export license in connection with revenue transactions outside the United States. Given the high level of complexity of these laws, there is a risk that some provisions may be inadvertently breached, for example through the negligent or the unauthorized intentional behavior of individual employees, our failure to comply with certain formal documentation requirements or otherwise. Additionally, we may be held liable for actions taken by our local dealers and partners. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brands, our international expansion efforts, our ability to attract and retain employees, our business and our operating results.

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

We Have a Relatively Small Public Float, and Our Stock Price May be Volatile.

At September 30, 2023, we have approximately 12.2 million shares outstanding held by non-affiliates. This limited number of shares outstanding results in a relatively limited market for our common stock. Our daily trading volume for the year ended September 30, 2023 averaged approximately 41,000 shares. Our small float and daily trading volumes have in the past caused, and may in the future result in, significant volatility in our stock price.

Financial and Accounting Risks

Unfavorable Currency Exchange Rate Fluctuations Could Adversely Affect Our Results of Operations.

Substantially all of our third-party revenue from the United States is invoiced in U.S. dollars, though from time to time we may invoice revenue transactions in foreign currencies including intercompany sales. As a result, we may be subject to foreign currency fluctuations on our revenue. The reporting currency for our financial statements is the U.S. dollar. However, the assets, liabilities, revenue and costs of our Russian, Canadian and United Kingdom subsidiaries and our Brazilian, Colombian, and Kazakhstan branch offices are denominated in currencies other than U.S. dollars. To prepare our consolidated financial statements, we must translate those assets, liabilities, revenue and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus these other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. These translations could result in significant changes to our results of operations from period to period. For the fiscal year ended September 30, 2023, approximately 5% of our consolidated revenue was related to the operations of our foreign subsidiaries and branches.

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

Should We Fail to Maintain an Effective System of Internal Control Over Financial Reporting, We May Not Be Able to Accurately Report Our Financial Results and Prevent Material Fraud, Which Could Adversely Affect the Value of Our Common Stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of September 30, 2023, our operations included the following locations:

Location	Owned/Leased	Approximate Square Footage/Acreage	Use	Segment (see notes below)
Houston, Texas	Owned	387,000	See Note 1 below	6 and 7
Houston, Texas	Owned	17.3 acres	See Note 2 below	6
Austin, Texas	Leased	9,000	See Note 3 below	6
Melbourne, Florida	Leased	7,000	See Note 4 below	8
Ufa, Bashkortostan, Russia	Owned	120,000	Manufacturing, sales and service	6
Calgary, Alberta, Canada	Owned	45,000	Manufacturing, sales and service	6 and 7
Luton, Bedfordshire, England	Owned	8,000	Sales and service	7
Bogotá, Colombia	Owned	19,000	Sales and service	6

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

(3)	This property is located at 8701 Cross Park Drive, Suite 100, in Austin, Texas. This facility supports the majority of our OptoSeis® research and development and engineering operations.

(4)	This property is located at 5700 N. Harbor City Blvd., Suite 100, in Melbourne, Florida. This facility contains all the operations of Quantum.

(5)	Oil and Gas Markets.

(6)	Adjacent Markets

(7)	Emerging Markets

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Holders of Record

Our common stock is traded on The NASDAQ Global Select Market under the symbol “GEOS”. On October 31, 2023, there were approximately 143 holders of record of our common stock, and the closing price per share on such date was $11.99 as quoted by The NASDAQ Global Select Market.

Market Information for Common Stock

The following table shows the high and low per share sales prices for our common stock reported on The NASDAQ Global Select Market.

Year Ended September 30, 2023:	Low	High
Fourth Quarter	$7.22	$14.59
Third Quarter	6.60	9.16
Second Quarter	3.96	7.55
First Quarter	3.76	4.88

Year Ended September 30, 2022:
Fourth Quarter	$4.10	$5.45
Third Quarter	4.64	6.72
Second Quarter	4.97	8.88
First Quarter	6.41	10.27

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

Securities Authorized for Issuance under Equity Compensation Plans

The following equity plan information is provided as of September 30, 2023:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
	(In shares)	(In dollars per share)	(In shares)
Equity Compensation Plans Approved by Security Holders (1)	377,549	N/A	1,137,509
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	377,549	N/A	1,137,509

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

Cautionary Note Regarding Forward-Looking Statements and Assumptions

This Annual Report on Form 10-K and the documents incorporated by reference herein, if any, contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “intend”, “expect”, “plan”, “budget”, “forecast”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue”, “evaluating” or similar words. Statements that contain these words should be read carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other forward-looking information. Examples of forward-looking statements include, among others, statements that we make regarding our expected operating results, the adoption, results and success of our rollout of our Aquana smart water valves and cloud-based control platform, future demand for our Quantum security solutions, the adoption and sale of our products in various geographic regions, potential tenders for PRM systems, future demand for OBX rental equipment, the adoption of Quantum's SADAR® product monitoring of subsurface reservoirs, the completion of new orders for our channels of our GCL system, the fulfillment of customer payment obligations, the impact of and the recovery from the impact of the coronavirus (or COVID-19) pandemic, the impact of the current armed conflict between Russia and Ukraine, our ability to manage changes and the continued health or availability of management personnel, volatility and direction of oil prices, anticipated levels of capital expenditures and the sources of funding therefor, and our strategy for growth, product development, market position, financial results and the provision of accounting reserves. These forward-looking statements reflect our current judgment about future events and trends based on the information currently available to us. However, there will likely be events in the future that we are not able to predict or control. The factors listed under the caption “Risk Factors”, as well as cautionary language in this Annual Report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Such examples include, but are not limited to, the failure of the Quantum or OptoSeis® or Aquana technology transactions to yield positive operating results, decreases in commodity price levels and continued adverse impact of COVID-19 which could reduce demand for our products, the failure of our products to achieve market acceptance (despite substantial investment by us) our sensitivity to short term backlog, delayed or cancelled customer orders, product obsolescence resulting from poor industry conditions or new technologies, bad debt write-offs associated with customer accounts, inability to collect on promissory notes, lack of further orders for our OBX rental equipment, failure of our Quantum products to be adopted by the border and perimeter security market, or a decrease in such market due to governmental changes, and infringement or failure to protect intellectual property. The occurrence of the events described in these risk factors and elsewhere in this Annual Report on Form 10-K could have a material adverse effect on our business, results of operations and financial position, and actual events and results of operations may vary materially from our current expectations. We assume no obligation to revise or update any forward-looking statement, whether written or oral, that we may make from time to time, whether as a result of new information, future developments or otherwise.

Background

We design and manufacture seismic instruments and equipment and primarily market these products to the oil and gas industry to locate, characterize and monitor hydrocarbon producing reservoirs. We also market our seismic products to other industries for vibration monitoring, border and perimeter security and various geotechnical applications. We design and manufacture other products of a non-seismic nature, including water meter products, imaging equipment and provide contract manufacturing services. For further information on the nature of our operations, see the information under the heading “Business” in this Annual Report on Form 10-K.

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

We report and evaluate financial information for three segments: Oil and Gas Markets, Adjacent Markets and Emerging Markets. Summary financial data by business segment follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2023	2022
Oil and Gas Markets
Traditional exploration product revenue	$12,183	$6,597
Wireless exploration product revenue	60,848	40,667
Reservoir product revenue	962	1,877
Total revenue	73,993	49,141
Operating income (loss)	15,759	(7,539)
Adjacent Markets
Industrial product revenue	36,859	25,640
Imaging product revenue	12,180	13,531
Total revenue	49,039	39,171
Operating income	11,490	6,021
Emerging Markets
Revenue	1,234	711
Operating loss	(4,003)	(9,128)
Corporate
Revenue	243	230
Operating loss	(11,918)	(12,490)
Consolidated Totals
Revenue	124,509	89,253
Operating income (loss)	11,328	(23,136)

Overview

Although in an already depressed oil and gas industry, demand further decreased in February 2020 because of the oversupply of crude oil due to failed OPEC negotiations that led to a dramatic drop in crude oil prices when combined with the impact of the COVID-19 pandemic. These declines in the demand for oil and gas have caused oil and gas exploration and production companies to experience a significant reduction in cash flows, which have resulted in reductions in their capital spending budgets for oil and gas exploration-focused activities, including seismic data acquisition activities. Crude oil prices held above $65 per barrel throughout 2022 and through September 2023; however, a lag in time typically occurs between higher oil prices and greater demand for our Oil and Gas Markets segment products. We believe this lag is the result of exploration and production (“E&P”) companies allocating their cash flow towards shareholder reward initiatives, such as stock buy-back programs and dividend payments, or in debt reduction. We believe this lag is a short-term trend that will continue until E&P companies decide to reinvest capital into exploration activities. As this lag persists, we expect the reduced levels of demand for our Oil and Gas Markets segment products. We also expect our land-based traditional and wireless products will continue to experience low levels of product demand until our customers consume their excess levels of underutilized equipment. During the third quarter of fiscal year 2022, we began to experience an increase in rental demand for our marine nodal products in the form of additional rental contracts and requests for quotes from existing and new customers.  The increase in demand has led to near full utilization of our marine wireless rental fleet, yet we continue to experience low levels of demand for our land-based wireless products.

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

In light of current market conditions, the inventory balances in our Oil and Gas Markets business segment at September 30, 2023 continued to exceed levels we consider appropriate for the current level of product demand. We are continuing to work aggressively to reduce these legacy inventory balances; however, we are also adding new inventories for new wireless product developments and for other product demand in our Adjacent Markets segment. During periods of excessive inventory levels, our policy has been, and will continue to be, to record obsolescence expense as we experience reduced product demand and as our inventories continue to age. Although the Oil and Gas Markets segment is seeing a recovery after experiencing difficult market conditions, we have been recording additional expenses for inventory obsolescence and will continue to do so in the future until product demand and/or resulting inventory turnover return to acceptable levels.

Armed Conflict Between Russia and Ukraine

A portion of our oil and gas product manufacturing is conducted through GTE, which is based in the Russian Federation. Consequently, our oil and gas business could be directly affected by the current war between Russia and Ukraine. Please see “Part I—Item 1A.—Risk Factors” for more information.

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

Fiscal Year 2023 Compared to Fiscal Year 2022

Consolidated revenue for fiscal year 2023 was $124.5 million, an increase of $35.3 million, or 39.5%, from fiscal year 2022. The increase in revenue was largely due to higher rental revenue from our Oil and Gas Markets segment due to increased utilization of our OBX rental fleet and an increase in demand for our industrial products from our Adjacent Markets segment.  The increase was partially offset by a decrease in sales of wireless exploration products.  Wireless exploration product revenue for fiscal year 2023 also included $4.0 million from a rental customer as compensation for lost OBX nodes.

Consolidated gross profit for fiscal year 2023 was $51.7 million, an increase of $33.6 million, or 186.5%, from fiscal year 2022. The increase in gross profit was primarily due to higher gross profits from the increased utilization of our OBX rental fleet and the increase in industrial product revenue and related gross profits.  The increase was partially offset by the decrease in wireless exploration product revenue and related gross profits.

Consolidated operating expenses for fiscal year 2023 were $41.7 million, an increase of $0.5 million, or 1.2%, from fiscal year 2022.  The increase was primarily due to a (i) $5.0 million favorable non-cash adjustment reported in the prior year period resulting from a change in the estimated fair value of contingent consideration related to our Quantum and OptoSeis® acquisitions and (ii) an increase in incentive compensation attributable to the increase in revenue.  The increase in operating expenses were partially offset by a (i) $4.3 million non-cash goodwill impairment charge reported in the prior fiscal year related to our Quantum acquisition, (ii) reduction in personnel costs attributable to our workforce reduction, (iii) lower research and development project expenditures and (iv) decrease in bad debt expense resulting from collections of previously reserved past due receivables.

In February 2023, we sold our real property located at 7310 Langfield Road in Houston, Texas for a cash sales price of $3.7 million, net of closing costs of $0.3 million.  We recognized a gain of $1.3 million from the sale of this property in the second quarter of fiscal year 2023. The sale was part of our plan to streamline operations and reduce costs.

Consolidated other income for fiscal year 2023 was $1.2 million compared to $0.5 million from fiscal year 2022. The increase in other income was primarily due to a increase in net foreign currency transaction gains.  The increase was partially offset by a decrease in interest income attributable to lower note receivable balances between periods.

Segment Results of Operations

Fiscal Year 2023 Compared to Fiscal Year 2022

Oil and Gas Markets

Revenue

Revenue from our Oil and Gas Markets products for fiscal year 2023 increased $24.9 million, or 50.6%, from fiscal year 2022.  The components of this increase were as follows:

●

Traditional Exploration Product Revenue – Revenue from our traditional products increased $5.6 million, or 84.7% from the prior fiscal year. The increase primarily reflects higher demand for our sensor and marine products.

●

Wireless Exploration Product Revenue – Revenue from our wireless exploration products increased $20.2 million, or 49.6%, from the prior fiscal year. The increase was primarily due to increased rental revenue attributable to higher utilization of our OBX rental fleet.  The increase was partially offset by a decrease in wireless product sales.  Wireless product revenue for fiscal year 2023 also included the $4.0 million from a rental equipment customer as compensation for lost OBX nodes.

Operating Income (Loss)

Operating income associated with our Oil and Gas Markets products for fiscal year 2023 was $15.8 million, compared to an operating loss of $(7.5) million from the prior fiscal year. The increase in operating income was primarily due to higher wireless rental revenue and related gross profits due to improved utilization of our OBX rental fleet.  The improvement in operating income was partially offset by a (i) decrease in wireless product revenue and related gross profits and (ii) $4.4 million favorable non-cash adjustment reported in the prior fiscal year related to the estimated fair value of contingent consideration related to our OptoSeis® acquisition.

Adjacent Markets

Revenue

Revenue from our Adjacent Markets products for fiscal year 2023 increased $9.9 million, or 25.2%, from the prior fiscal year.  The components of this increase were as follows:

●

Industrial Product Revenue and Services – Revenue from our industrial products increased $11.2 million, or 43.8%, from the prior fiscal year. The increase was primarily due to higher demand for our water meter products.

●	Imaging Product Revenue – Revenue from our imaging products decreased $1.4 million, or 10.0%, from the prior fiscal year. The decrease was primarily due to lower demand for our imaging equipment.

Operating Income

Operating income from our Adjacent Markets products for fiscal year 2023 was $11.5 million, an increase of $5.5 million, or 90.8% from the prior fiscal year. The increase in operating income was primarily due to the increase in revenue and related gross profits.  The increase was partially offset by (i) an increase in operating expenses resulting from the increased revenue and (ii) higher research and development expense.  Operating income for the prior fiscal year included a $0.4 million impairment charge on our manufacturing equipment.

Emerging Markets

Revenue

Revenue from our Emerging Markets products for fiscal year 2023 was $1.2 million, compared to $0.7 million from the prior fiscal year.  The increase in revenue was primarily due to revenue of $0.7 million recognized on a security related contract completed with a commercial customer.

Operating Loss

Operating loss from our Emerging Markets products for fiscal year 2023 was $4.0 million, compared to $9.1 million from the prior fiscal year.  The decrease in operating loss for fiscal year 2023 was primarily due a (i) non-cash goodwill impairment charge of $4.3 million reported in the prior fiscal year and (ii) lower personnel costs attributable to our workforce reduction.  The decrease in operating loss was partially offset by a $0.7 million decrease to a favorable non-cash adjustment to the estimated fair value of contingent consideration related to our Quantum acquisition when compared to the same period of the prior fiscal year.

Liquidity and Capital Resources

Fiscal Year 2023

At September 30, 2023, we had approximately $33.7 million in cash, cash equivalents and short-term investments.  For the fiscal year ended September 30, 2023, we generated $15.6 million of cash from operating activities.  Sources of cash included our net income of $12.2 million and net non-cash charges of $19.6 million resulting from deferred income taxes, depreciation, amortization, accretion, inventory obsolescence, stock-based compensation and bad debt recovery.  Other sources of cash included a (i) $5.4 million increase in other liabilities due to an increase in customer deposits on rental contracts and accrued employee compensation costs and (ii) $1.3 million decrease in other assets.  These sources of cash were partially offset by (i) a $5.6 million increase in trade accounts and notes receivable primarily due to our increase in revenue and the timing of collections from customers, (ii) a $11.0 million increase in inventories to meet an increase in demand for our products, (iii) the removal of $4.4 million gross profit from the sale of used rental equipment and (iv) a $1.1 million of gain from the sale of property and equipment since they are included in investing activities.

For the fiscal year ended September 30, 2023, we used cash of $11.9 million in investing activities. Uses of cash included (i) $4.0 million for additions to our property, plant and equipment, (ii) $9.9 million for additions to our equipment rental fleet and (iii) net disbursements of $13.9 million for purchases of short-term investments.  These uses of cash were partially offset by proceeds of (i) $11.5 million from the sale of used rental equipment and (ii) $4.4 million from the sale of property and equipment.  We expect fiscal year 2024 cash investments into our rental fleet will be approximately $9 million.  We expect fiscal year 2024 cash investments in our property, plant and equipment will be approximately $4 million.  Our capital expenditures are expected to be funded from our cash on hand, internal cash flows, cash flows from our rental contracts or, if necessary, borrowings under our new credit agreement.

For the fiscal year ended September 30, 2023, we used cash of  $0.5 million from financing activities consisting of (i) $0.4 million for debt issuance costs related to our new credit agreement and (ii) $0.2 million for final contingent consideration payments to the former shareholders of Quantum.

Our available cash, cash equivalents and short-term investments was $33.7 million at September 30, 2023, which included $3.8 million of cash and cash equivalents held by our foreign subsidiaries and branch offices, of which $2.5 million was held by our subsidiary in the Russian Federation. In response to sanctions imposed by the U.S. and other countries on the Russian Federation, the Russian government has imposed restrictions on companies' abilities to repatriate or otherwise remit cash from their Russian-based operations to locations outside of Russia. As a result, this cash can be used in our Russian operations, but we may be unable to transfer it out of Russia without incurring substantial costs, if at all.  In addition, if we were to repatriate the cash held by our Russian subsidiary, we would be required to accrue and pay taxes on any amount repatriated.  During fiscal year 2023, in light of recent volatility in the financial markets, we entered into an IntraFi Cash Service ("ICS") Deposit Placement Agreement with IntraFi Network LLC through our primary bank, Woodforest National Bank.  The ICS program offers us access to unlimited Federal Deposit Insurance Corporation ("FDIC") insurance on domestically held cash in excess of $5.0 million, thereby mitigating our risk of falling outside of FDIC coverage limits.

In July 2023, we entered into a credit agreement (“the Agreement”) with Woodforest National Bank, as sole lender.  The Agreement refinanced our credit agreement dated May 6, 2022, with Amerisource Funding, Inc., as administrative agent and as a lender, and Woodforest National Bank, as a lender.  The Agreement provides a revolving credit facility with a maximum availability of $15 million.  Availability under the Agreement is determined based upon a borrowing base comprised of certain of our domestic assets which include (i) 80% of eligible accounts receivable, plus (ii) 90% of eligible foreign insured accounts, plus (iii) 25% of eligible inventory plus (iv) 50% of the orderly liquidation value of eligible equipment, in each case subject to certain limitations and adjustments.  Interest shall accrue on outstanding borrowings at a rate equal to Term SOFR (Secured Overnight Financing Rate) plus a margin equal to 3.25% per annum.  We are required to make monthly interest payments on borrowed funds. The Agreement is secured by substantially all of our assets, except for certain excluded property.  The Agreement requires us to maintain a minimum (i) consolidated tangible net worth of $100 million, (ii) liquidity of $5 million, and (iii) current ratio no less than 2.00 to 1.00, in each case tested quarterly. The Agreement also requires us to maintain a springing minimum interest coverage ratio of 1.50 to 1.00, tested quarterly whenever there is an outstanding balance.  The Agreement expires in July 2025.

At September 30, 2023, we had no outstanding borrowings under the Agreement and our borrowing base availability under the Agreement was $13.1 million after consideration of a $0.1 million outstanding letter of credit.  We were in compliance with all covenants under the Agreement.  We do not currently anticipate the need to borrow under the Agreement; however, we may decide to do so in the future, if needed.

Our available cash, cash equivalents and short-term investments increased $17.0 million during fiscal year 2023.  In the absence of future profitable results of operations, we may need to rely on other sources of liquidity to fund our future operations, including executed rental contracts, available borrowings under the Agreement through its expiration in July 2025, leveraging or sales of real estate assets, sales of rental assets and other liquidity sources which may be available to us. We currently believe that our cash and cash equivalents will be sufficient to finance any future operating losses and planned capital expenditures through the next twelve months.

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

See Note 17 to our consolidated financial statements in this Annual Report on Form 10-K for more information on our contractual contingencies.

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

We conduct our evaluation of goodwill at the reporting unit level on an annual basis as of September 30 and more frequently if events or circumstances indicate that the carrying value of a reporting unit exceeds its fair value. The guidance on the testing of goodwill for impairment provides the option to first assess qualitative factors to determine if the fair value of a reporting unit exceeds its carrying amount. If, based on the qualitative assessment of events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is more than its carrying amount, then it is not necessary to perform a quantitative assessment. However, if an entity concludes otherwise, then a quantitative assessment must be performed. If, based on the quantitative assessment, we determine that the fair value of a reporting unit is less that its carrying amount, a goodwill impairment is recognized equal to the difference between the carrying amount of the reporting unit and its fair value, not to exceed the carrying amount of the goodwill.

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

We recognize rental revenue in accordance with ASC Topic 842, Leases. In the event collectability of lease payments is not probable at the lease commencement date, we recognize revenue when payments are received. We regularly evaluate the collectability of our lease receivables on a lease-by-lease basis. The evaluation primarily consists of reviewing past due account balances and other factors such as the credit quality of the customer, historical trends of the customer and current economic conditions. We suspend the recognition of rental revenue when the collectability of amounts due are no longer probable and record a direct write-off of the lease receivable to rental revenue.

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

Regarding our Oil and Gas Markets business segment, demand for our products are subject to volatile fluctuations in crude oil prices. As a result of substantial declines in crude oil prices in recent years combined with the recent reduced global demand for oil and gas as a result of the COVID-19 pandemic, oil and gas exploration and production companies experienced a significant reduction in cash flows resulting in sharp reductions in their capital spending budgets for oil and gas exploration-focused activities including seismic data acquisition activities. While we have experienced stronger marine nodal rental activity in fiscal year 2023, the need for new seismic equipment, particularly land-based equipment, remains restrained due to our customers’ (i) limited capital resources, (ii) lack of visibility into future demand for their seismic services and (iii) in some cases, under-utilized legacy equipment. Crude oil prices have rebounded; however, lasting higher levels of oil and gas commodity pricing may not stabilize in the long term, thus continuing the challenging industry conditions we have experienced in previous fiscal years.

Many of our land-based traditional seismic products can be damaged, destroyed or otherwise consumed during our customer’s field operations. We expect fiscal year 2024 demand for our land-based traditional seismic products may increase slightly over fiscal year 2023 levels.

The vast majority of our oil and gas rental revenue in fiscal year 2023 was derived from short-term rentals of our OBX ocean-bottom recorder. We believe our OBX rental revenue will increase in fiscal year 2024 as a result of rental contracts executed during fiscal year 2023 and anticipated new rental contracts, but we can make no assurance in this regard.

We expect that fiscal year 2024 revenue from our oil and gas reservoir products, and principally our borehole tools and services, will increase slightly over fiscal year 2023 levels. We have not received any orders for a large-scale seabed PRM system since November 2012, although we do believe opportunities for PRM orders do exist in today's market. If a large scale PRM order were received in fiscal year 2024, revenue would likely not be recognized until fiscal year 2025 and 2026.

We expect fiscal year 2024 revenue from our Adjacent Markets products to increase over fiscal year 2023 levels due to our acquisition of Aquana and intergration of Aquana's products into our business and optimism that demand for our industrial, imaging products and contract manufacturing services will continue to increase in fiscal year 2024.

We expect fiscal year 2024 revenue from our Emerging Markets products to increase over 2023 levels largely due to optimism of obtaining new security-related contracts and opportunities with oil and gas industry customers.

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

In connection with the preparation of this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our management, including the CEO and CFO, as of September 30, 2023 of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective as of September 30, 2023.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control Integrated Framework (2013). Based on this assessment, our management concluded that, as of September 30, 2023, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is contained in our definitive Proxy Statement to be distributed within 120 days of September 30, 2023 in connection with our 2024 Annual Meeting of Stockholders under the captions “Election of Directors,” “Executive Officers and Compensation,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item is contained in our definitive Proxy Statement to be distributed within 120 days of September 30, 2023 in connection with our 2024 Annual Meeting of Stockholders under the caption “Executive Officers and Compensation” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is contained in our definitive Proxy Statement to be distributed within 120 days of September 30, 2023 in connection with our 2024 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference, and in Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” contained in Part II hereof.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item is contained in our definitive Proxy Statement to be distributed within 120 days of September 30, 2023 in connection with our 2024 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item is contained in our definitive Proxy Statement to be distributed within 120 days of September 30, 2023 in connection with our 2024 Annual Meeting of Stockholders under the caption “Independent Public Accountants” and is incorporated herein by reference.

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

10.4	Geospace Technologies Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed December 11, 2013).*

10.5

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

10.19	Credit Agreement dated July 26, 2023 among the Company, and each other person from time to time party thereto as a borrower, and Woodforest National Bank, as lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 1, 2023).

10.20

Commercial Contract – Improved Property, dated June 3, 2019 by and between GTC, Inc. and Harmony Public Schools (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 3, 2019).

10.21	Employment Termination and Consulting Agreement dated June 30, 2023 between the Company and Michael J. Sheen. **

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

101

The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets as of September 30, 2023 and September 30, 2022, (ii) the Consolidated Statements of Operations for the years ended September 30, 2023 and 2022, (iii) the Consolidated Statements of Comprehensive Loss for the years ended September 30, 2023 and 2022, (iv) the Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2023 and 2022, (v) the Consolidated Statements of Cash Flows for the years ended September 30, 2023 and 2022 and (vi) Notes to Consolidated Financial Statements.**

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023 formatted in iXBRL. **

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
November 17, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WALTER R. WHEELER	Director, President and Chief Executive Officer	November 17, 2023
Walter R. Wheeler	(Principal Executive Officer)

/s/ ROBERT L. CURDA	Vice President, Chief Financial Officer and Secretary	November 17, 2023
Robert L. Curda	(Principal Financial Officer and Principal Accounting Officer)

/s/ GARY D. OWENS	Chairman of the Board	November 17, 2023
Gary D. Owens

/s/ MARGARET S. ASHWORTH	Director	November 17, 2023
Margaret S. Ashworth

/s/ THOMAS L. DAVIS	Director	November 17, 2023
Thomas L. Davis

/s/ EDGAR R. GIESINGER, JR.	Director	November 17, 2023
Edgar R. Giesinger, Jr.

/s/ RICHARD F. MILES	Director	November 17, 2023
Richard F. Miles

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Geospace Technologies Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Geospace Technologies Corporation and its subsidiaries (the Company) as of September 30, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Inventory Valuation

As described in Note 1 to the consolidated financial statements, the Company’s consolidated inventories balance, which is stated at lower of cost or net realizable value, was $43.3 million as of September 30, 2023. The valuation of inventories is based on the Company’s periodic review of the composition of its inventories to determine if market demand, product modifications, technology changes, excessive quantities on-hand and other factors hinder its ability to recover its investment in such inventories. The Company’s assessment is based upon historical product demand, estimated future product demand and various other judgments and estimates. Inventory obsolescence reserves are recorded when such assessments reveal that portions or components of the Company’s investment will not be realized in its operating activities.

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

Our audit procedures related to the Company’s valuation of inventory included the following, among others:

●	We evaluated management’s calculation of the inventory valuation reserve by testing the mathematical accuracy of the calculation.

●	We tested the completeness, accuracy, and relevance of the reports and inputs used in the Company’s analysis.

●

We evaluated the appropriateness and consistency of management’s methods and assumptions used in developing their estimate of the inventory valuation reserve, which included consideration of recent changes in historical usage information.

●

We evaluated management’s process for subsequent adjustments to net realizable value by performing a retrospective review on an individual item basis to test for subsequent changes in the inventory values after the net realizable value had been established.

●	We compared actual purchases and sales data on an individual item basis for all inventory items and aggregated to perform an independent assessment of the net realizable value of inventory.

Valuation of Long-lived Assets for impairment – Emerging Markets Asset Group

As discussed in Note 10 to the consolidated financial statements, the Company assessed $3.3 million of long-lived assets associated with its Emerging Markets asset group for recoverability. As part of their quantitative assessment, the Company performed a recoverability assessment in which its carrying value was compared to estimated undiscounted cash flows over the remaining useful life of the asset group’s primary asset, its developed technology. Key assumptions in the analyses include revenue projections, including the probability of obtaining new contracts, and cash flow projections. Estimated future cash flows of the Company’s Emerging Markets asset group include the Company’s ability to obtain an additional contract with its significant customer.

We identified the valuation of long-lived assets for the Emerging Market’s asset group as a critical audit matter because of the significant assumptions management makes in determining the estimate, including revenue and cash flow projections. Auditing management’s assumptions of revenue and cash flow projections involved a high degree of auditor judgment and increased audit effort, and changes in these assumptions could have a significant impact on the fair value of the Emerging Market’s asset group and potential impairment charges.

Our audit procedures related to the Company’s valuation of long-lived assets for the Emerging Markets asset group included the following, among others:

●

We evaluated the reasonableness of management’s revenue and cash flow projections by comparing to historical results, inquiry of management of the asset group regarding additional contracts with its significant customer, review of publicly available industry information, and testing the completeness and accuracy of the data used in the projections.

We have served as the Company’s auditor since 2018.

Houston, Texas

November 17, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Geospace Technologies Corporation

Our audits of the consolidated financial statements referred to in our report dated November 17, 2023, (included elsewhere in this Annual Report on Form 10-K) also included the financial statement schedule of Geospace Technologies Corporation and its subsidiaries, listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of Geospace Technologies Corporation's management. Our responsibility is to express an opinion based on our audits of the consolidated financial statements.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Houston, Texas

November 17, 2023

Geospace Technologies Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share amounts)

	AS OF SEPTEMBER 30,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$18,803	$16,109
Short-term investments	14,921	894
Trade accounts and notes receivable, net	21,373	20,886
Inventories, net	18,430	19,995
Prepaid expenses and other current assets	2,251	2,077
Total current assets	75,778	59,961

Non-current inventories, net	24,888	12,526
Rental equipment, net	21,587	28,199
Property, plant and equipment, net	24,048	26,598
Operating right-of-use assets	714	957
Goodwill	736	736
Other intangible assets, net	4,805	5,573
Other non-current assets	486	506
Total assets	$153,042	$135,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable trade	$6,659	$5,595
Contingent consideration	—	175
Operating lease liabilities	257	241
Other current liabilities	12,882	6,616
Total current liabilities	19,798	12,627

Non-current operating lease liabilities	512	769
Deferred tax liabilities, net	16	13
Total liabilities	20,326	13,409

Commitments and contingencies (Note 17)

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 14,030,481 and 13,863,233 shares issued, respectively; and 13,188,489 and 13,021,241 shares outstanding, respectively	140	139
Additional paid-in capital	96,040	94,667
Retained earnings	61,860	49,654
Accumulated other comprehensive loss	(17,824)	(15,313)
Treasury stock, at cost, 841,992 shares	(7,500)	(7,500)
Total stockholders’ equity	132,716	121,647
Total liabilities and stockholders’ equity	$153,042	$135,056

The accompanying notes are an integral part of the consolidated financial statements.

Geospace Technologies Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	YEAR ENDED SEPTEMBER 30,
	2023	2022
Revenue:
Products	$73,333	$64,109
Rental equipment	51,176	25,144
Total revenue	124,509	89,253
Cost of revenue:
Products	55,136	51,649
Rental equipment	17,683	19,561
Total cost of revenue	72,819	71,210

Gross profit	51,690	18,043

Operating expenses:
Selling, general and administrative	25,952	23,482
Research and development	15,863	18,104
Goodwill impairment	—	4,336
Change in estimated fair value of contingent consideration	—	(5,035)
Bad debt expense (recovery)	(138)	292
Total operating expenses	41,677	41,179

Gain on disposal of property	1,315	—

Income (loss) from operations	11,328	(23,136)

Other income (expense):
Interest expense	(134)	(65)
Interest income	539	976
Foreign currency transaction gains (losses), net	994	(397)
Other, net	(158)	(61)
Total other income, net	1,241	453

Income (loss) before income taxes	12,569	(22,683)
Income tax expense	363	173
Net income (loss)	$12,206	$(22,856)

Income (loss) per common share:
Basic	$0.93	$(1.76)
Diluted	$0.92	$(1.76)

Weighted average common shares outstanding:
Basic	13,146,085	12,987,996
Diluted	13,215,066	12,987,996

The accompanying notes are an integral part of the consolidated financial statements.

Geospace Technologies Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	YEAR ENDED SEPTEMBER 30,
	2023	2022
Net income (loss)	$12,206	$(22,856)
Other comprehensive income (loss):
Change in unrealized gains on available-for-sale securities, net of tax	4	—
Foreign currency translation adjustments	(2,515)	1,007
Total other comprehensive income (loss), net	(2,511)	1,007
Total comprehensive income (loss)	$9,695	$(21,849)

The accompanying notes are an integral part of the consolidated financial statements.

Geospace Technologies Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the years ended September 30, 2023 and 2022

(In thousands, except share amounts)

	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Treasury Stock	Total
Balance at October 1, 2021	12,969,542	$137	$92,935	$72,510	$(16,320)	$(6,805)	$142,457

Net loss	—	—	—	(22,856)	—	—	(22,856)
Other comprehensive income	—	—	—	—	1,007	—	1,007
Issuance of common stock pursuant to the vesting of restricted stock units	124,262	2	(2)	—	—	—	—
Purchase of treasury stock	(72,563)					(695)	(695)
Stock-based compensation	—	—	1,734	—	—	—	1,734
Balance at September 30, 2022	13,021,241	139	94,667	49,654	(15,313)	(7,500)	121,647

Net income	—	—	—	12,206	—	—	12,206
Other comprehensive loss	—	—	—	—	(2,511)	—	(2,511)
Issuance of common stock pursuant to the vesting of restricted stock units	167,248	1	(1)	—	—	—	—
Stock-based compensation	—	—	1,374	—	—	—	1,374
Balance at September 30, 2023	13,188,489	$140	$96,040	$61,860	$(17,824)	$(7,500)	$132,716

The accompanying notes are an integral part of the consolidated financial statements.

Geospace Technologies Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	YEAR ENDED SEPTEMBER 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$12,206	$(22,856)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income tax expense (benefit)	3	(17)
Rental equipment depreciation	11,766	13,740
Property, plant and equipment depreciation	3,704	4,143
Amortization of intangible assets	768	1,677
Goodwill impairment expense	—	4,336
Property, plant and equipment impairment expense	—	401
Amortization of premiums (accretion of discounts) on short-term investments	(144)	96
Stock-based compensation expense	1,374	1,734
Bad debt expense (recovery)	(138)	292
Inventory obsolescence expense	2,229	3,222
Change in estimated fair value of contingent consideration	—	(5,035)
Gross profit from sale of used rental equipment	(4,424)	(11,061)
Loss (gain) on disposal of equipment	244	(54)
Gain on disposal of property	(1,315)	—
Realized loss on short-term investments	—	22
Realized foreign currency translation loss from dissolution of foreign subsidiary	38	—
Effects of changes in operating assets and liabilities:
Trade accounts and notes receivable	(5,561)	1,751
Unbilled receivables	—	1,051
Inventories	(11,026)	(2,357)
Other assets	442	349
Accounts payable trade	41	(786)
Other liabilities	5,351	(683)
Net cash used provided by (used in) operating activities	15,558	(10,035)

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,964)	(1,130)
Investment in rental equipment	(9,920)	(4,832)
Proceeds from the sale of equipment	724	54
Proceeds from the sale of property	3,682	—
Proceeds from the sale of used rental equipment	11,478	11,583
Purchase of short-term investments	(24,782)	(450)
Proceeds from the sale of short-term investments	10,900	8,924
Net cash provided by (used in) investing activities	(11,882)	14,149

Cash flows from financing activities:
Payments of contingent consideration	(175)	(807)
Debt issuance costs	(350)	(211)
Purchase of treasury stock	—	(695)
Net cash used in financing activities	(525)	(1,713)

Effect of exchange rate changes on cash	(457)	(358)
Increase in cash and cash equivalents	2,694	2,043
Cash and cash equivalents, beginning of fiscal year	16,109	14,066
Cash and cash equivalents, end of fiscal year	$18,803	$16,109

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

Basis of Presentation

The accompanying financial statements present the consolidated financial position, results of operations and cash flows of the Company in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company considers many factors in selecting appropriate operational and financial accounting policies and controls and in developing the estimates and assumptions that are used in the preparation of these financial statements. The Company continually evaluates its estimates, including those related to revenue recognition, bad debt reserves, collectability of rental revenue, inventory obsolescence reserves, self-insurance reserves, product warranty reserves, useful lives of long-lived assets, impairment of long-lived assets, impairment of goodwill and other intangible assets, contingent consideration and deferred income tax assets. The Company bases its estimates on historical experience and various other factors that are believed to be reasonable under the circumstances. While management believes current estimates are reasonable and appropriate, actual results may differ from these estimates under different conditions or assumptions.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity at the time of purchase of three months or less to be cash equivalents.  At September 30, 2023 and 2022, the Company had restricted cash of $0.2 million on deposit with a bank, which serves as collateral on employee issued credit cards. At September 30, 2023, cash and cash equivalents included $3.8 million held by the Company’s foreign subsidiaries and branch offices, including $2.5 million held by its subsidiary in the Russian Federation. In response to sanctions imposed by the United States and others on Russia, the Russian government has imposed restrictions on companies' abilities to repatriate or otherwise remit cash from their Russian-based operations to locations outside of Russia. As a result, this cash can be used in our Russian operations, but the Company may be unable to transfer it out of Russia without incurring substantial costs, if at all. In addition, if the Company were to repatriate the cash held by its Russian subsidiary, it would be required to accrue and pay taxes on any amount repatriated.  During fiscal year 2023, in light of recent volatility in the financial markets, the Company entered into an IntraFi Cash Service ("ICS") Deposit Placement Agreement with IntraFi Network LLC through its primary bank, Woodforest National Bank.  The ICS program offers access to unlimited Federal Deposit Insurance Corporation ("FDIC') insurance on the Company's domestically held cash in excess of $5.0 million, thereby mitigating its risk of falling outside of FDIC coverage limits.

Concentrations of Risk

Credit

The Company maintains its cash in bank deposit accounts that, at times, exceed federally insured limits. Management of the Company believes that the financial strength of the financial institutions holding such deposits minimizes the credit risk of such deposits.

The Company sells products to customers throughout the United States and various foreign countries. The Company’s normal credit terms for trade receivables are 30 days. In certain situations, credit terms may be extended to 60 days or longer. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for its trade receivables. Additionally, the Company provides long-term financing in the form of promissory notes and sales-type leases when competitive conditions require such financing. In such cases, the Company may require collateral. Allowances are recognized for potential credit losses. Two customers comprised 26.7% and 11.7% of the Company’s revenue during fiscal year 2023. At September 30, 2023, the Company had trade accounts and financing receivables from these customers of $3.5 million and $4.8 million, respectively.  One customer comprised 29.3% of the Company’s revenue during fiscal year 2022. At September 30, 2022, the Company had trade accounts and financing receivables from this customer of $5.5 million.

Geospace Technologies Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Supplier

Certain models of the Company’s oil and gas marine wireless products require a timing device it purchases from a United States manufacturer. The Company currently does not possess the ability to manufacture this component and has no other reliable source for this device. If this manufacturer were to discontinue its production of this timing device, were to become unwilling to contract with the Company on competitive terms or were unable to supply the component in sufficient quantities to meet its requirements, the Company’s ability to compete in the marine wireless marketplace could be impaired, which could adversely affect its financial performance. The device is used in certain models of the Company’s rental equipment. Product sales requiring this device represented approximately 4% and 11% of the Company's revenue in fiscal year 2023 and  2022, respectively.

The Company purchases all of its thermal film from one manufacturer for its imaging products. Except for the film sold to the Company by this manufacturer, the Company knows of no other source for thermal film that performs as well in its imaging equipment. If the manufacturer were to discontinue producing thermal film, were to become unwilling to contract with the Company on competitive terms or were unable to supply thermal film in sufficient quantities to meet its requirements, the Company’s ability to compete in the direct thermal imaging marketplace could be impaired, which could adversely affect its financial performance. Thermal film sales represented approximately 5% and 8% of the Company’s revenue in fiscal year 2023 and 2022, respectively.

Armed Conflict Between Russia and Ukraine

A portion of the Company's oil and gas product manufacturing is conducted through its wholly-owned subsidiary Geospace Technologies Eurasia LLC, ("GTE") which is based in the Russian Federation. In February 2022, the Russian Federation launched a full-scale military invasion of Ukraine. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions in addition to any direct impact on the Company's operations in Russia. As a result of the invasion, the governments of several western nations, including the United States, Canada, the United Kingdom, the European Union, implemented new and/or expanded economic sanctions and export restrictions against Russia, Russian-backed separatist regions in Ukraine, certain banks, companies, government officials, and other individuals in Russia and Belarus.  The implementation of theses sanctions and exports restrictions, in combinations with the withdrawal of numerous private companies from the Russian market, which has had, and is likely to continue to have, a negative impact on the Company's business in the region.  The rapid changes in rules and implementation of new rules on imports and exports of goods involving Russia has also led to serious delays in getting goods to or from Russia as port authorities struggle to keep up with the changing environment. If imports of these products from the Russian Federation are restricted by government regulation, the Company may be forced to find other sources for the manufacturing of these products at potentially higher costs. Likewise, restrictions on the Company's ability to send products to GTE, may force our subsidiary to have to find other sources for the manufacturing of these products at potentially higher costs.  However, the Company's exports to GTE have historically been limited. The risk of doing business in the Russian Federation and other economically or politically volatile areas could adversely affect the Company's operations and earnings.

The Company is actively monitoring the situation in Ukraine and Russia and assessing its impact on its business, including GTE. The net carrying value of GTE on the Company's consolidated balance sheet at September 30, 2023 was $5.8 million. GTE generated $1.8 million in revenue from domestic sales and the Company imported $3.8 million of products from GTE in fiscal year 2023. The Company has no way to predict the duration, progress or outcome of the military conflict in Ukraine. The extent and duration of the military action, sanctions, and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and the Company's business for an unknown period of time.

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

The Company reviews it inventories for classification purposes. The value of inventories not expected to be realized in cash, sold or consumed during its next operating cycle are classified as non-current assets.

Geospace Technologies Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Property, Plant and Equipment and Rental Equipment

Property, plant and equipment and rental equipment are stated at cost. Depreciation expense is calculated using the straight-line method over the following estimated useful lives:

Years
Rental equipment	2 - 5
Property, plant and equipment:
Machinery and equipment	3 - 15
Buildings and building improvements	10 - 50
Other	5 - 10

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

At September 30, 2023, in light of the Company's historical operating losses on its Emerging Markets reporting unit, the Company assessed the carrying value of the long-lived assets of its Emerging Markets asset group and determined that the undiscounted cash flows exceeded the carrying value. As a result, no impairment charges were necessary to the Company's long-lived assets of this asset group.

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

Changes in the product warranty reserve are reflected in the following table (in thousands):

Balance at October 1, 2021	$379
Accruals for warranties issued during the year	1,431
Settlements made (in cash or in kind) during the year	(1,286)
Balance at September 30, 2022	524
Accruals for warranties issued during the year	1,655
Settlements made (in cash or in kind) during the year	(1,521)
Balance at September 30, 2023	$658

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

The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award. The Company’s stock-based compensation plan and awards are more fully described in Note 14 to these consolidated financial statements.

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

Fair Value

Fair value is the price that would be received to sell an asset or the amount paid to transfer a liability in an orderly transaction between market participants (an exit price) at the measurement date. U.S. GAAP has established a fair value hierarchy which prioritizes the inputs to the valuation techniques used to measure fair value into three levels. These levels are determined based on the lowest level input that is significant to the fair value measurement. Level 1 represents unadjusted quoted prices in active markets for identical assets and liabilities. Level 2 represents quoted prices for similar assets and liabilities in active markets (other than those included in Level 1) which are observable, either directly or indirectly. Level 3 represents valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. Also see Note 4 to these consolidated financial statements.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued guidance surrounding credit losses for financial instruments that replaces the incurred loss impairment methodology in U.S. GAAP.  The new impairment model requires immediate recognition of estimated credit losses expected to occur for most financial assets and certain other financial instruments. For available-for-sale debt securities with unrealized losses, credit losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a smaller reporting company, the Company must adopt this standard on October 1, 2023. The standard’s provisions will be applied as a cumulative-effect adjustment to retained earnings as of the beginning of the first effective reporting period. The Company will adopt this standard on October 1, 2023 and does not expect the adoption of this standard to have a material impact on the Company's consolidated financial statements.

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

The Company has elected to treat shipping and handling activities in a sales transaction after the customer obtains control of the goods as a fulfillment cost and not as a promised service. Accordingly, fulfillment costs related to the shipping and handling of goods are accrued at the time of shipment. Amounts billed to a customer in a sales transaction related to reimbursable shipping and handling costs are included in revenue, and the associated costs incurred by the Company for reimbursable shipping and handling expenses are reported in cost of revenue. The Company incurred shipping and handling expenses of $0.5 million and $0.6 million, respectively, for the fiscal years ended September 30, 2023 and 2022, respectively.

At September 30, 2023, the Company had deferred contract liabilities of $0.7 million and no deferred contract costs.  At September 30, 2022, the Company had no deferred contract liabilities or deferred contract cost.  During the fiscal years ended September 30, 2023 and 2022, no revenue was recognized from deferred contract liabilities and no cost of revenue was recognized from deferred contract costs.  At September 30, 2023, all contracts had an original duration of one year or less.

Geospace Technologies Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

For each of the Company’s operating segments, the following table presents revenue only from the sale of products and the performance of services under contracts with customers (in thousands). Therefore, the table excludes all revenue earned from rental contracts.

	YEAR ENDED SEPTEMBER 30,
	2023	2022
Oil and Gas Markets
Traditional exploration product revenue	$12,081	$6,558
Wireless exploration product revenue	10,168	15,822
Reservoir product revenue	962	1,968
Total revenue	23,211	24,348

Adjacent Markets
Industrial product revenue	36,859	25,640
Imaging product revenue	12,029	13,360
Total revenue	48,888	39,000

Emerging Markets
Revenue	1,234	711

Corporate
Revenue	—	50

Total	$73,333	$64,109

See Note 19 for more information on the Company’s operating segments.

For each of the geographic areas where the Company operates, the following table presents revenue from the sale of products and performance of services under contracts with customers (in thousands). Therefore, the table excludes all revenue earned from rental contracts.

	YEAR ENDED SEPTEMBER 30,
	2023	2022
Asia (including Russian Federation)	$13,006	$10,978
Canada	1,032	890
Europe	5,976	15,705
South America	448	719
United States	49,828	33,778
Other	3,043	2,039
	$73,333	$64,109

Revenue is attributable to countries based on the ultimate destination of the product sold, if known. If the ultimate destination is not known, revenue is attributable to countries based on the geographic location of the initial shipment.

Geospace Technologies Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

3. Investments

Short-term Investments

The Company classifies its short-term investments as available-for-sale securities. Available-for-sale securities are carried at fair market value with net unrealized gains and losses reported as a component of accumulated other comprehensive loss in stockholders’ equity. No gains or losses were realized from the sale of short-term investments for the fiscal year ended September 30, 2023.  The Company realized losses of $22,000 from the sale of short-term investments for the fiscal year ended September 30, 2022.

The Company’s short-term investments were composed of the following (in thousands):

	AS OF SEPTEMBER 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate bonds	$11,310	$—	$(15)	$11,295
U.S. treasury securities and securities of U.S. government-sponsored agency	3,622	4	—	3,626
Total	$14,932	$4	$(15)	$14,921

	AS OF SEPTEMBER 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate bonds	$909	$—	$(15)	$894
Total	$909	$—	$(15)	$894

The Company’s short-term investments have contractual maturities ranging from January 2024 to September 2024.

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

The following tables present the fair value of the Company’s short-term investments and contingent consideration by valuation hierarchy and input (in thousands):

	AS OF SEPTEMBER 30, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Unobservable (Level 2)	Significant Unobservable (Level 3)	Totals
Short-term investments:		.
Corporate bonds	$—	$11,295	$—	$11,295
U.S. treasury securities and securities of U.S. government-sponsored agency		3,626		3,626
Total assets	$—	$14,921	$—	$14,921

	AS OF SEPTEMBER 30, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Unobservable (Level 2)	Significant Unobservable (Level 3)	Totals
Short-term investments:
Corporate bonds	$—	$894	$—	$894
Total assets	$—	$894	$—	$894

Contingent consideration liabilities:
Contingent consideration liabilities	—	—	175	175
Total liabilities	$—	$—	$175	$175

Assets and Liabilities Measured on a Nonrecurring Basis

The measurements utilized to determine the implied fair value of the Company's Emerging Markets reporting unit as of September 30, 2022 represented significant unobservable inputs (Level 3). See Note 10 for discussion of these inputs.

The following table summarizes changes in the fair value of the Company’s Level 3 financial instruments for the fiscal years ended September 30, 2023 and 2022:

Contingent Consideration balance at October 1, 2021	$6,017
Fair value adjustments	(5,035)
Payment of contingent consideration	(807)
Balance at September 30, 2022	175
Fair value adjustments	—
Payment of contingent consideration	(175)
Balance at September 30, 2023	$—

Geospace Technologies Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Adjustments to the fair value of the contingent consideration are based on internal estimates and management assessments regarding potential future scenarios. The Company believes its estimates and assumptions are reasonable; however, there is significant judgment involved. Also see Note 17.

5. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following (in thousands):

	Unrealized Losses on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance at October 1, 2021	$(15)	$(16,305)	$(16,320)
Other comprehensive income	—	1,007	1,007
Balance at September 30, 2022	$(15)	(15,298)	(15,313)
Other comprehensive income (loss)	4	(2,515)	(2,511)
Balance at September 30, 2023	$(11)	$(17,813)	$(17,824)

6. Trade Accounts and Financing Receivables

Trade accounts receivable, net (excluding financing receivables) are reflected in the following table (in thousands):

	AS OF SEPTEMBER 30,
	2023	2022
Trade accounts receivable	$20,282	$13,252
Allowance for doubtful accounts	(125)	(591)
	$20,157	$12,661

The allowance for doubtful accounts represents the Company’s best estimate of probable credit losses. The Company determines the allowance based upon historical experience and a current review of its accounts receivable balances. Accounts receivable balances are charged off against the allowance whenever it is probable that the receivable balance will not be recoverable.

Financing receivables are reflected in the following table (in thousands):

	AS OF SEPTEMBER 30,
	2023	2022
Notes receivable	$1,216	$8,225
Less current portion	(1,216)	(8,225)
Non-current notes receivable	$—	$—

Geospace Technologies Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Promissory notes receivable are generally collateralized by the products sold. At September 30, 2023, the Company had one promissory note outstanding from a customer with a face amount of $10.0 million.  The note originated during the second quarter of fiscal year 2020 in connection with a $12.5 million product sale with the customer. The note bears interest at 7.0% per year and has a three-year term with monthly principal and interest payments of $0.3 million. During the fourth quarter of fiscal year 2021, the Company granted the customer a six-month principal payment forbearance. The customer recommenced its monthly payments to the Company in the second quarter of fiscal year 2022.  In October 2022, the Company granted the customer an additional six-month principal payment forbearance. The customer recommenced its monthly payments to the Company in the third quarter of fiscal year 2023.  The customer has made payments totaling $11.3 million (exclusive of interest) as of September 30, 2023 related to the product sale, and the balance outstanding on the promissory note at September 30, 2023 was $1.2 million.  The note matures in January 2024.

7. Inventories

Inventories consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2023	2022
Finished goods	$18,555	$14,653
Work in process	11,992	6,230
Raw materials	26,832	25,609
Obsolescence reserve (net realizable value adjustment)	(14,061)	(13,971)
	43,318	32,521
Less current portion	18,430	19,995
Non-current portion	$24,888	$12,526

Inventory obsolescence expense totaled approximately $2.2 million and $3.2 million during fiscal years 2023 and 2022, respectively. Raw materials include semi-finished goods and component parts that totaled approximately $10.6 million and $9.4 million at September 30, 2023 and 2022, respectively.  At September 30, 2023, non-current inventories included raw materials and work in process totaling $3.2 million that will be transferred to rental equipment during the first quarter of fiscal year 2024.

8. Leases

As Lessee

The Company has elected not to record operating right-of-use assets or operating lease liabilities on its consolidated balance sheet for leases having a minimum term of 12 months or less. Such leases are expensed on a straight-line basis over the lease term. Variable lease payments are excluded from the measurement of operating right-of-use assets and operating liabilities and recognized in the period in which the obligation for those payments is incurred. As of September 30, 2023, the Company has two operating right-of use assets related to leased facilities in Austin, Texas and Melbourne, Florida.

Geospace Technologies Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Maturities of the operating lease liabilities as of September 30, 2023 were as follows (in thousands):

For fiscal years ending September 30,
2024	278
2025	186
2026	130
2027	134
2028	91
Future minimum lease payments	$819
Less interest	(50)
Present value of minimum lease payments	$769
Less current portion	(257)
Long-term portion	$512

Lease costs recognized in the consolidated statements of operations for the fiscal years ended  September 30, 2023 and 2022 is as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2023	2022
Right-of-use operating lease costs	$272	$272
Short-term lease costs	220	190
Total	$492	$462

Right-of-use operating lease costs and short-term lease costs are included as a component of total operating expenses.

Other information related to operating leases is as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$270	$262

Weighted average remaining lease term	3.9 years	4.7 years
Weighted average discount rate	3.25%	3.25%

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

The Company regularly evaluates the collectability of its lease receivables on a lease-by-lease basis. The evaluation primarily consists of reviewing past due account balances and other factors such as the credit quality of the customer, historical trends of the customer and current economic conditions. The Company suspends revenue recognition when the collectability of amounts due are no longer probable and concurrently records a direct write-off of the lease receivable to rental revenue to limit rental revenue recognized to the cash collections received. As of September 30, 2023, the Company’s trade accounts receivables included lease receivables of $9.0 million.

Geospace Technologies Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Rental revenue related to leased equipment for fiscal years 2023 and 2022 was $51.0 million and $24.9 million, respectively.

Future minimum lease obligations due from the Company's leasing customers as of September 30, 2023 were $29.6 million, the majority of which is due within the next 12 months.

Rental equipment consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2023	2022
Rental equipment, primarily wireless recording equipment	$82,926	$83,153
Accumulated depreciation and impairment	(61,339)	(54,954)
	$21,587	$28,199

Rental equipment depreciation expense was $11.8 million and $13.7 million in fiscal years 2023 and 2022, respectively.

Property

During the first quarter of fiscal year 2022, the Company leased a portion of its property located in Calgary, Alberta, Canada and fully leased its warehouse in Bogotá, Colombia. The lease in Canada commenced in November 2021 and is for a five-year term. The lease on the warehouse in Bogotá commenced in December 2021 and is currently on a month-to-month basis.

Rental revenue related to these two properties was $0.2 million for each of fiscal years 2023 and 2022.

Future minimum lease payments due to the Company as of September 30, 2023 were as follows (in thousands):

For fiscal years ending September 30,
2024	128
2025	131
2026	132
2027	11
$402

9. Property, Plant and Equipment

In February 2023, the Company sold its satellite property located at 6410 Langfield Road in Houston, Texas for a cash price of $3.7 million, net of closing costs of $0.3 million, and realized a gain on disposal of $1.3 million.  The satellite property provided additional warehousing and maintenance and repair capacity for the Company’s marine rental equipment operations.  The Company has relocated the operations of this facility to its main campus at 7007 Pinemont Drive in Houston, Texas.  The sale was part of the Company’s plan to streamline operations and reduce costs.

Property, plant and equipment consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2023	2022
Land and land improvements	$7,069	$7,855
Building and building improvements	21,931	24,588
Machinery and equipment	48,877	59,393
Furniture and fixtures	1,487	1,434
Tools and molds	3,287	3,243
Construction in progress	3,343	341
Transportation equipment	74	74
	86,068	96,928
Accumulated depreciation and impairment	(62,020)	(70,330)
	$24,048	$26,598

Property, plant and equipment depreciation expense was $3.7 and $4.1 million for the fiscal years ended September 30, 2023 and 2022. Impairment expense of $0.4 million was incurred on certain manufacturing equipment in fiscal year 2022. The impairment expense is included as a component of cost of revenue in the consolidated statement of operations.

Geospace Technologies Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

10. Goodwill and Other Intangible Assets

At September 30, 2023, the Company had goodwill of $0.7 million and other intangible assets, net of $0.5 million attributable to its Adjacent Markets reporting unit; other intangible assets, net of $3.0 million attributable to its Emerging Markets reporting unit; and other intangible assets, net of $1.3 million attributable to its Oil and Gas Markets reporting unit. Goodwill represents the excess cost of a business acquired over the fair market value of identifiable net assets at the date of acquisition.

At September 30, 2023, in light of the Company's historical losses on its Emerging Markets reporting unit, the Company preformed a recoverability assessment on the long-lived assets of its Emerging Markets asset group in which its carrying value was compared to estimated undiscounted cash flows over the remaining useful life of the asset group's primary asset, its developed technology.  The Company determined that no impairment was necessary as the future undiscounted cash flows exceeded the carrying value. Key assumptions used in the analysis include revenue, gross margin and cash flow projections.  The estimated cash flows include obtaining additional contracts with CBP and other current customers.  The Emerging Markets asset group could incur impairment charges in the future to its other intangible assets if it is unable to obtain additional contracts from the CBP or other customers.

At September 30, 2022, the Company assessed the goodwill associated with both its Adjacent Markets and Emerging Markets reporting units for impairment. As a result of the assessment, the Company determined that the fair value of its Emerging Markets reporting unit was less than its carrying amount and recorded an impairment charge of $4.3 million for the entire goodwill associated with this reporting unit for the fiscal year ended September 30, 2022.  No impairment charge to the Adjacent Markets asset group was necessary for the fiscal year ended September 30, 2022 as its future undiscounted cash flows exceeded the carrying value.

Also see Note 1 to these consolidated financial statements.

The Company’s consolidated goodwill and other intangible assets consisted of the following (in thousands):

	Weighted-Average Remaining Useful Lives (in years)	AS OF SEPTEMBER 30,
		2023	2022
Goodwill:
Emerging Markets reporting unit		$4,336	$4,336
Adjacent Markets reporting unit		736	736
Total goodwill		5,072	5,072
Accumulated impairment losses		(4,336)	(4,336)
		$736	$736
Other intangible assets:
Developed technology	13.2	$6,475	$6,475
Customer relationships	—	3,900	3,900
Trade names	0.2	2,022	2,022
Non-compete agreements	0.2	186	186
Total other intangible assets	6.8	12,583	12,583
Accumulated amortization		(7,778)	(7,010)
		$4,805	$5,573

Other intangible assets amortization expense for fiscal years 2023 and 2022 was $0.8 million and $1.7 million, respectively.

Geospace Technologies Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

As of September 30, 2023, future estimated amortization expense of other intangible assets is as follows (in thousands):

For fiscal years ending September 30,
2024	395
2025	381
2026	374
2027	360
2028	360
Thereafter	2,935
$4,805

11. Long-Term Debt

The Company had no long-term debt outstanding at September 30, 2023 or 2022.

On July 26, 2023, the Company entered into a credit agreement (“the Agreement”) with Woodforest National Bank, as sole lender.  The Agreement refinanced the Company's credit agreement dated May 6, 2022, with Amerisource Funding, Inc., as administrative agent and as a lender, and Woodforest National Bank, as a lender.  The Agreement provides a revolving credit facility with a maximum availability of $15 million.  Availability under the Agreement is determined based upon a borrowing base comprised of certain of the Company’s domestic assets which include (i) 80% of eligible accounts, plus (ii) 90% of eligible foreign insured accounts, plus (iii) 25% of eligible inventory plus (iv) 50% of the orderly liquidation value of eligible equipment, in each case subject to certain limitations and adjustments.  Interest shall accrue on outstanding borrowings at a rate equal to Term SOFR (Secured Overnight Financing Rate) plus a margin equal to 3.25% per annum.  The Company is required to make monthly interest payments on borrowed funds. The Agreement is secured by substantially all of the Company's assets, except for certain excluded property. The Agreement requires the Company to maintain a minimum (i) consolidated tangible net worth of $100 million, (ii) liquidity of $5 million, and (iii) current ratio no less than 2.00 to 1.00, in each case tested quarterly. The Agreement also requires the Company to maintain a springing minimum interest coverage ratio of 1.50 to 1.00, tested quarterly whenever there is an outstanding balance.  The Agreement expires in July 2025.  At September 30, 2023, the Company's borrowing availability under the Agreement was $13.1 million after consideration of a $0.1 million outstanding letter of credit.  At September 30, 2023, the Company was in compliance with all covenants under the Agreement.

Debt issuance costs of $0.4 million were incurred in connection with the Agreement. These costs were capitalized in other non-current assets on the consolidated balance sheet and are being amortized to interest expense over the term of the Agreement.

12. Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2023	2022
Deferred revenue	$4,368	$629
Employee bonuses	1,665	35
Compensated absences	1,746	1,849
Payroll	940	769
Property and sales taxes	974	991
Legal and professional fees	616	346
Medical claims	641	590
Agent commissions	211	142
Product warranty	658	524
Income taxes	117	56
Other	946	685
	$12,882	$6,616

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

13. Employee Benefits

The Company’s United States employees are participants in the Geospace Technologies Corporation’s Employee’s 401(k) Retirement Plan (the “Plan”), which covers substantially all eligible employees in the United States. The Plan is a qualified salary reduction plan in which all eligible participants may elect to have a percentage of their compensation contributed to the Plan, subject to certain guidelines issued by the Internal Revenue Service. The Company’s share of discretionary matching contributions was $1.3 million and $1.0 million in fiscal years 2023 and 2022, respectively.

Geospace Technologies Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

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

At September 30, 2023, an aggregate of 1,137,509 shares of common stock were available for issuance under the 2014 Plan.

The following table summarizes the combined activity under the equity incentive plans for the indicated periods:

	Number of Nonqualified Options Outstanding	Weighted Average Exercise Price per Share	Number of RSAs	Weighted Average Grant-date Fair Value per Share	Number of RSUs	Weighted Average Grant-date Fair Value per Unit
Outstanding at October 1, 2021	38,800	$21.42	42,097	$15.95	299,374	$10.97
Granted	—	—	—	—	200,350	8.49
Exercised	—	—	—	—	—	—
Forfeited	(38,800)	21.42	—	—	(51,603)	9.17
Vested	—	—	(41,097)	14.67	(124,262)	11.20
Outstanding at September 30, 2022	—	—	1,000	$14.59	323,859	$9.54
Granted	—	—	—	—	228,250	4.70
Exercised	—	—	—	—	—	—
Forfeited	—	—	—	—	(7,312)	8.44
Vested	—	—	(1,000)	14.59	(167,248)	9.94
Outstanding at September 30, 2023	—	$—	—	$—	377,549	$6.46

During fiscal years 2023 and 2022, the Company issued 228,250 and 200,350 RSUs to certain of its employees, executive officers and directors under the 2014 Plan. The RSUs issued include both time-based and performance-based vesting provisions. The weighted average grant date fair value of each RSU issued for fiscal years 2023 and 2022 was $4.70 and $8.49 per unit, respectively. The total grant date fair value of all RSUs issued for fiscal years 2023 and 2022 was $1.1 million and $1.7 million, respectively, which will be charged to expense over the next one to four years as the restrictions lapse. Compensation expense for RSUs was determined based on the closing market price of the Company’s stock on the date of grant applied to the total number of units that are anticipated to fully vest.   All RSUs outstanding at  September 30, 2023 and 2022 were issued from the 2014 Plan.

No RSAs have been issued since fiscal year 2019 and none were outstanding at September 30, 2023.

Stock-based compensation expense recognized for the fiscal years ended  September 30, 2023 and 2022 was $1.4 million and $1.7 million, respectively. The Company accounts for forfeitures as they occur and records compensation costs under the assumption that the holder will complete the requisite service period.  As of September 30, 2023, the Company had unrecognized compensation expense of $1.5 million relating to RSUs which is expected to be recognized over a weighted average period of 2.4 years.

Geospace Technologies Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

15. Income Taxes:

Components of income (loss) before income taxes were as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2023	2022
United States	$11,190	$(19,425)
Foreign	1,379	(3,258)
	$12,569	$(22,683)

The provision for income taxes consisted of the following (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2023	2022
Current
Federal	$63	$(12)
Foreign	244	202
State	59	—
	366	190
Deferred:
Federal	—	—
Foreign	(3)	(17)
	(3)	(17)
	$363	$173

The difference between the effective tax rate reflected in the provision for income taxes and the U.S. federal statutory rate were as follows (in thousands):

	YEAR ENDED SEPTEMBER 30, 2023		YEAR ENDED SEPTEMBER 30, 2022
	Amount	Percent	Amount	Percent
Expense (benefit) for U.S. federal income tax at statutory rate	$2,639	21.0%	$(4,763)	21.0%
Research and experimentation tax credit	(480)	(3.9)%	6	(0.1)%
State income taxes, net of federal income tax benefit	302	2.5%	(265)	1.2%
Nondeductible goodwill	—	—	911	(4.0)%
Change in valuation allowance	(2,459)	(19.6)%	3,768	(16.6)%
Change in fair value of contingent consideration	—	—	(278)	1.2%
Disallowed stock compensation	171	1.4%	217	(1.0)%
Impact due to foreign currency translation	51	0.4%	460	(2.0)%
Other items	139	1.1%	117	(0.5)%
Total tax expense and effective tax rate	$363	2.9%	$173	(0.8)%

The income tax expense for fiscal year 2023 primarily reflects tax accrual for U.S. state and Russian income tax.  The income tax expense for fiscal year 2022 primarily reflects withholding tax on rental income earned in foreign jurisdictions. The Company is currently unable to record any tax benefits for its tax losses in the United States and Canada due to the uncertainty surrounding its ability to utilize such losses in the future to offset taxable income.

Geospace Technologies Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income tax assets (liabilities) were as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2023	2022
Deferred income tax assets:
Inventories	$8,269	$8,513
Loss and tax credit carry-forwards	29,581	34,643
Accrued compensation	870	609
R&D expenditure capitalization	1,538	—
Property and equipment	504	578
Other reserves	590	359
Subtotal deferred income tax assets	41,352	44,702
Valuation allowance	(38,917)	(41,376)
Net deferred income tax assets	2,435	3,326

Deferred income tax liabilities:
Intangible assets	(292)	(356)
Property and equipment	(2,153)	(2,874)
Other	(6)	(109)
Total deferred income tax liabilities	(2,451)	(3,339)
Net deferred income tax liabilities	$(16)	$(13)

The financial reporting basis of investments in foreign subsidiaries exceed their tax basis. A deferred tax liability is not recorded for this temporary difference because the investment is deemed to be permanent. A reversal of the Company’s plans to permanently invest in these foreign operations would cause the excess to become taxable. On September 30, 2023, the Company had $3.8 million of cash and cash equivalents held by its foreign subsidiaries. On September 30, 2023 and 2022, the temporary difference related to undistributed earnings for which no deferred taxes have been provided was approximately $8.2 million and $6.9 million, respectively.

The Company is subject to taxation in the United States as well as various states and foreign jurisdictions. Tax years that remain subject to examination by significant tax jurisdictions are the United States for tax years ending after 2016, Russia for tax years ending after 2020, the United Kingdom for tax years ending after 2021, and Canada for tax years ending after 2019.

As of September 30, 2023, the Company had net operating loss (“NOL”) carry-forwards of approximately $78.2 million in the United States, $18.9 million in Canada and $0.7 million in Russia which are available to offset future taxable income in those jurisdictions. The NOL carry-forwards for Canada and Russia begin to expire in 2033 and 2026, respectively. The NOL carry-forward for the United States which originated prior to the 2017 Tax Act of $32.6 million begins to expire in 2029 and those originating after the 2017 Tax Act of $45.6 million do not expire.

Management of the Company has concluded that it was not more-likely-than-not that its U.S., Canadian and Russian net deferred tax assets will be realized in accordance with U.S. GAAP. On  September 30, 2023 and September 30, 2022, the Company had a valuation allowance against its U.S. net deferred tax assets of $33.7 million and $35.5 million, respectively. On  September 30, 2023 and September 30, 2022, the Company had a valuation allowance against its Canadian net deferred tax assets of $4.8 million and $5.2 million, respectively. On  September 30, 2023 and September 30, 2022, the Company had a valuation allowance against its Russian net deferred tax assets of $0.4 million and $0.7 million, respectively.

Geospace Technologies Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

16. Income (Loss) Per Common Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares used in basic earnings (loss) per share during the period. Diluted earnings (loss) per share is determined on the assumption that outstanding RSUs have been exchanged for common stock and outstanding dilutive stock options have been exercised and the aggregate proceeds as defined were used to reacquire common stock using the average price of such common stock for the period.

The following table summarizes the calculation of net income (loss) and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings (loss) per share (in thousands, except share and per share amounts):

	YEAR ENDED SEPTEMBER 30,
	2023	2022
Net income (loss)	$12,206	$(22,856)
Less: Income allocable to unvested restricted stock	—	—
Income (loss) attributable to common shareholders for diluted earnings (loss) per share	$12,206	$(22,856)
Weighted average number of common share equivalents:
Common shares used in basic earnings (loss) per share	13,146,085	12,987,996
Common share equivalents outstanding related to RSUs	68,981	—
Total weighted average common shares and common share equivalents used in diluted earnings (loss) per share	13,215,066	12,987,996
Earnings (loss) per share:
Basic	$0.93	$(1.76)
Diluted	$0.92	$(1.76)

For the calculation of diluted earnings (loss) per share for fiscal years 2023 and 2022, RSUs of 308,568 and 323,859, respectively, were excluded in the calculation of weighted average shares outstanding as a result of their impact being antidilutive.

Geospace Technologies Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

17. Commitments and Contingencies

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

18. Supplemental Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2023	2022
Cash paid for income taxes	$151	$169
Non-cash investing and financing activities:
Inventory transferred to rental equipment	587	1,148
Inventory transferred to property, plant and equipment	—	172
Issuance of notes receivables related to sale of used rental equipment	—	11,745

Geospace Technologies Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

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

The following tables summarize the Company’s segment information:

	YEAR ENDED SEPTEMBER 30,
	2023	2022
Revenue:
Oil and Gas Markets	$73,993	$49,141
Adjacent Markets	49,039	39,171
Emerging Markets	1,234	711
Corporate	243	230
Total	124,509	89,253
Income (loss) from operations:
Oil and Gas Markets	15,759	(7,539)
Adjacent Markets	11,490	6,021
Emerging Markets	(4,003)	(9,128)
Corporate	(11,918)	(12,490)
Total	11,328	(23,136)
Depreciation and amortization expenses:
Oil and Gas Markets	14,428	16,947
Adjacent Markets	703	743
Emerging Markets	565	1,068
Corporate	542	802
Total	16,238	19,560
Impairment, inventory obsolescence and stock-based compensation expenses:
Oil and Gas Markets	2,329	3,612
Adjacent Markets	656	932
Emerging Markets	52	4,423
Corporate	566	727
Total	3,603	9,694
Interest income:
Oil and Gas Markets	352	850
Adjacent Markets	—	—
Emerging Markets	—	—
Corporate	187	126
Total	539	976
Interest expense:
Oil and Gas Markets	105	65
Adjacent Markets	—	—
Emerging Markets	—	—
Corporate	29	—
Total	134	65

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

Geospace Technologies Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The Company generates revenue from product sales, product rentals and services from its subsidiaries located in the United States, Canada, Colombia, the Russian Federation and the United Kingdom. Revenue generated by the Company’s subsidiaries is as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2023	2022
United States	$118,017	$82,332
Canada	1,924	1,615
Russian Federation	1,850	1,922
United Kingdom	2,718	3,384
	$124,509	$89,253

A summary of revenue by geographic area is as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2023	2022
Asia (including Russian Federation)	$26,685	$13,823
Canada	2,703	1,225
Europe	20,826	28,381
South America	8,166	7,547
United States	62,611	35,171
Other	3,518	3,106
	$124,509	$89,253

Revenue is attributed to countries based on the ultimate destination of the product sold, if known. If the ultimate destination is not known, revenue is attributed to countries based on the geographic location of the initial shipment.

Long-lived assets were as follows (in thousands):

	AS OF SEPTEMBER 30,
	2023	2022
United States	$75,321	$71,742
Canada	575	1,459
Colombia	442	449
Russian Federation	543	1,010
United Kingdom	383	422
China	—	13
	$77,264	$75,095

Note 20. Exit and Disposal Activities

During the first quarter of fiscal year 2023, the Company implemented a plan to discontinue the manufacture of certain low margin, low revenue products and reconfigure our production facilities to lower our costs and raise efficiencies. As part of the plan, reductions were made to the Company's workforce which are expected to yield an annual savings of more than $2 million. In connection with the plan, the Company incurred costs of $0.6 million in the first quarter of fiscal year 2023, primarily termination costs related to the workforce reduction. The costs were recorded both to cost of revenue and operating expenses in the consolidated statement of operations.  No significant future costs are expected.  As of September 30, 2023, no liabilities were outstanding related to this plan.

Schedule II

Geospace Technologies Corporation and Subsidiaries

Valuation and Qualifying Accounts

(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses, net of Recoveries	Charged to Other Assets	(Deductions) and Additions	Balance at End of Period
Year ended September 30, 2023
Allowance for doubtful accounts on trade accounts and notes receivable	$591	$(138)	$—	$(328)	$125
Year ended September 30, 2022
Allowance for doubtful accounts on trade accounts and notes receivable	$428	$292	$—	$(129)	$591

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Assets	(Deductions) and Additions	Balance at End of Period
Year ended September 30, 2023
Inventory obsolescence reserve	$13,971	$2,229	$—	$(2,139)	$14,061
Year ended September 30, 2022
Inventory obsolescence reserve	$13,636	$3,222	$—	$(2,887)	$13,971