Form 10-Q
period 2023-12-31
GEOSPACE TECHNOLOGIES CORP
filed 2024-02-08
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended December 31, 2023 OR

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

As of January 31, 2024, the registrant had 13,317,090 shares of common stock, $0.01 par value, per share outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except share amounts)

(unaudited)

	December 31, 2023	September 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$18,907	$18,803
Short-term investments	15,051	14,921
Trade accounts and note receivable, net	41,969	21,373
Inventories, net	21,839	18,430
Prepaid expenses and other current assets	2,227	2,251
Total current assets	99,993	75,778

Non-current inventories, net	20,032	24,888
Rental equipment, net	15,242	21,587
Property, plant and equipment, net	24,083	24,048
Non-current trade accounts receivable	1,510	—
Operating right-of-use assets	653	714
Goodwill	736	736
Other intangible assets, net	4,696	4,805
Other non-current assets	438	486
Total assets	$167,383	$153,042

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable trade	$6,190	$6,659
Operating lease liabilities	261	257
Other current liabilities	14,161	12,882
Total current liabilities	20,612	19,798

Non-current operating lease liabilities	439	512
Deferred tax liabilities, net	25	16
Total liabilities	21,076	20,326

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $.01 par value, 20,000,000 shares authorized; 14,159,082 and 14,030,481 shares issued, respectively; and 13,317,090 and 13,188,489 shares outstanding, respectively	142	140
Additional paid-in capital	96,444	96,040
Retained earnings	74,539	61,860
Accumulated other comprehensive loss	(17,318)	(17,824)
Treasury stock, at cost, 841,992 shares	(7,500)	(7,500)
Total stockholders’ equity	146,307	132,716
Total liabilities and stockholders’ equity	$167,383	$153,042

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended
	December 31, 2023	December 31, 2022
Revenue:
Products	$43,714	$19,548
Rental	6,318	11,561
Total revenue	50,032	31,109
Cost of revenue:
Products	23,842	15,365
Rental	3,954	5,210
Total cost of revenue	27,796	20,575

Gross profit	22,236	10,534

Operating expenses:
Selling, general and administrative	5,826	6,435
Research and development	3,602	4,258
Provision for credit losses	(29)	120
Total operating expenses	9,399	10,813

Income (loss) from operations	12,837	(279)

Other income (expense):
Interest expense	(56)	(39)
Interest income	235	156
Foreign currency transaction gains (losses), net	(163)	107
Other, net	(74)	(12)
Total other income (expense), net	(58)	212

Income (loss) before income taxes	12,779	(67)
Income tax expense	100	30
Net income (loss)	$12,679	$(97)

Income (loss) per common share:
Basic	$0.96	$(0.01)
Diluted	$0.94	$(0.01)

Weighted average common shares outstanding:
Basic	13,251,360	13,067,991
Diluted	13,460,516	13,067,991

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended
	December 31, 2023	December 31, 2022
Net income (loss)	$12,679	$(97)
Other comprehensive income:
Change in unrealized gains on available-for-sale securities, net of tax	15	8
Foreign currency translation adjustments	491	6
Total other comprehensive income (loss)	506	14
Total comprehensive income (loss)	$13,185	$(83)

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE three months ended December 31, 2023 and 2022

(in thousands, except share amounts)

(unaudited)

	Common Stock				Accumulated
			Additional		Other
	Shares		Paid-In	Retained	Comprehensive	Treasury
	Outstanding	Amount	Capital	Earnings	Loss	Stock	Total
Balance at October 1, 2023	13,188,489	$140	$96,040	$61,860	$(17,824)	$(7,500)	$132,716
Net income	—	—	—	12,679	—	—	12,679
Other comprehensive income (loss)	—	—	—	—	506	—	506
Issuance of common stock pursuant to the vesting of restricted stock units	128,601	2	(2)	—	—	—	—
Stock-based compensation	—	—	406	—	—	—	406
Balance at December 31, 2023	13,317,090	142	$96,444	$74,539	$(17,318)	$(7,500)	$146,307

Balance at October 1, 2022	13,021,241	$139	$94,667	$49,654	$(15,313)	$(7,500)	$121,647
Net loss	—	—	—	(97)	—	—	(97)
Other comprehensive income	—	—	—	—	14	—	14
Issuance of common stock pursuant to the vesting of restricted stock units	109,748	1	—	—	—	—	1
Stock-based compensation	—	—	370	—	—	-	370
Balance at December 31, 2022	13,130,989	140	$95,037	$49,557	$(15,299)	$(7,500)	$121,935

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	December 31, 2023	December 31, 2022
Cash flows from operating activities:
Net income (loss)	$12,679	$(97)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income tax expense (benefit)	8	(6)
Rental equipment depreciation	3,313	3,247
Property, plant and equipment depreciation	822	1,017
Amortization of intangible assets	109	238
Amortization of premiums (accretion of discounts) on short-term investments	(115)	5
Stock-based compensation expense	406	370
Provision for credit losses	(29)	120
Inventory obsolescence expense	20	1,380
Gross profit from sale of rental equipment	(19,350)	(3,092)
Gain on disposal of property, plant and equipment	—	(47)
Effects of changes in operating assets and liabilities:
Trade accounts and note receivable	8,001	(6,846)
Inventories	(4,059)	(5,188)
Other assets	179	886
Accounts payable trade	(478)	1,924
Other liabilities	1,146	1,225
Net cash provided by (used in) operating activities	2,652	(4,864)

Cash flows from investing activities:
Purchase of property, plant and equipment	(779)	(265)
Proceeds from the sale of property, plant and equipment	—	47
Investment in rental equipment	(2,558)	(162)
Proceeds from the sale of rental equipment	597	622
Net cash provided by (used in) investing activities	(2,740)	242

Cash flows from financing activities:
Payments on contingent consideration	—	(175)
Net cash used in financing activities	—	(175)

Effect of exchange rate changes on cash	192	43
Increase (decrease) in cash and cash equivalents	104	(4,754)
Cash and cash equivalents, beginning of fiscal year	18,803	16,109
Cash and cash equivalents, end of fiscal period	$18,907	$11,355

SUPPLEMENTAL CASH FLOW INFORMATION:
Accounts receivable related to the sale of rental equipment	30,048	4,505
Inventory transferred to rental equipment	593	7

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet of Geospace Technologies Corporation and its subsidiaries (the “Company”) at  September 30, 2023 was derived from the Company’s audited consolidated financial statements at that date. The consolidated balance sheet at  December 31, 2023 and the consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the three months ended December 31, 2023 and 2022 were prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows were made. All significant intercompany balances and transactions have been eliminated. The results of operations for the three months ended December 31, 2023 are not necessarily indicative of the operating results for a full year or of future operations.

Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") were omitted pursuant to the rules of the Securities and Exchange Commission. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended September 30, 2023.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company considers many factors in selecting appropriate operational and financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. The Company continually evaluates its estimates, including those related to revenue recognition, bad debt reserves, collectability of rental revenue, inventory obsolescence reserves, self-insurance reserves, product warranty reserves, useful lives of long-lived assets, impairment of long-lived assets, impairment of goodwill and other intangible assets and deferred income tax assets. The Company bases its estimates on historical experience and various other factors that are believed to be reasonable under the circumstances. While management believes current estimates are reasonable and appropriate, actual results may differ from these estimates under different conditions or assumptions.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity at the time of purchase of three months or less to be cash equivalents.  At December 31, 2023 and September 30, 2023, the Company had restricted cash of $0.2 million on deposit with a bank, which serves as collateral on employee issued credit cards. At December 31, 2023, cash and cash equivalents included $3.3 million held by the Company’s foreign subsidiaries and branch offices, including $1.8 million held by its subsidiary in the Russian Federation.  In response to sanctions imposed by the U.S. and others on Russia, the Russian government has imposed restrictions on companies' abilities to repatriate or otherwise remit cash from their Russian-based operations to locations outside of Russia. As a result, this cash can be used in our Russian operations, but the Company may be unable to transfer it out of Russia without incurring substantial costs, if at all. In addition, if the Company were to repatriate the cash held by its Russian subsidiary, it would be required to accrue and pay taxes on any amount repatriated.  During fiscal year 2023, in light of recent volatility in the financial markets, the Company entered into an IntraFi Cash Service ("ICS") Deposit Placement Agreement with IntraFi Network LLC through its primary bank, Woodforest National Bank.  The ICS program offers access to unlimited Federal Deposit Insurance Corporation ("FDIC') insurance on the Company's domestically held cash in excess of $5.0 million, thereby mitigating its risk of falling outside of FDIC coverage limits.

Impairment of Long-lived Assets

The Company's long-lived assets are reviewed for impairment whenever an event or circumstance indicates that the carrying amount of an asset or group of assets may not be recoverable. The impairment review, if necessary, includes a comparison of the expected future cash flows (undiscounted and without interest charges) to be generated by an asset group with the associated carrying value of the related assets. If the carrying value of the asset group exceeds the expected future cash flows, an impairment loss is recognized to the extent that the carrying value of the asset group exceeds its fair value.  During the quarter ended December 31, 2023, no events or changes in circumstances were identified indicating the carrying value of any of the Company's asset groups may not be recoverable.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued guidance surrounding credit losses for financial instruments that replaces the incurred loss impairment methodology in generally accepted accounting principles. The new impairment model requires immediate recognition of estimated credit losses expected to occur for most financial assets and certain other financial instruments. For available-for-sale debt securities with unrealized losses, credit losses will be recognized as allowances rather than reductions in the amortized cost of the securities. The Company adopted this standard on October 1, 2023. The adoption of this standard did not have any material impact on its consolidated financial statements.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued guidance which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses.  The guidance is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024.  Early adoption is permitted.  The guidance shall be applied retrospectively to all prior periods presented in the financial statements.  The Company is currently evaluating the provisions of this guidance and the impact on its consolidated financial statements.

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

At December 31, 2023, the Company had deferred contract liabilities of $1.3 million and no deferred contract cost.  At September 30, 2023, the Company had deferred liabilities of $0.7 million and no deferred contract costs.  During the three months ended December 31, 2023, revenue of $45,000 was recognized from deferred contract liabilities and no cost of revenue was recognized from deferred contract costs.  During the three months ended December 31, 2022, no revenue was recognized from deferred contract liabilities and no cost of revenue was recognized from deferred contract costs.  At December 31, 2023, all contracts had an original expected duration of one year or less.

For each of the Company’s operating segments, the following table presents revenue (in thousands) only from the sale of products and the performance of services under contracts with customers.  Therefore, the table excludes all revenue earned from rental contracts.

	Three Months Ended
	December 31, 2023	December 31, 2022
Oil and Gas Markets
Traditional exploration product revenue	$1,762	$2,755
Wireless exploration product revenue	31,869	5,759
Reservoir product revenue	73	155
Total revenue	33,704	8,669

Adjacent Markets
Industrial product revenue	6,443	7,930
Imaging product revenue	3,333	2,856
Total revenue	9,776	10,786

Emerging Markets
Revenue	234	93

Total	$43,714	$19,548

See Note 12 for more information on the Company’s operating segments.

For each of the geographic areas where the Company operates, the following table presents revenue (in thousands) from the sale of products and services under contracts with customers. The table excludes all revenue earned from rental contracts:

	Three Months Ended
	December 31, 2023	December 31, 2022
Asia (including Russian Federation)	$32,216	$6,534
Canada	1,226	761
Europe	1,378	1,134
United States	8,418	10,591
Other	476	528
Total	$43,714	$19,548

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

The Company’s short-term investments were composed of the following (in thousands):

	As of December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate bonds	$11,375	$2	$—	$11,377
U.S. treasury securities and securities of U.S. government-sponsored agency	3,672	2	—	3,674
Total	$15,047	$4	$—	$15,051

	As of September 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate bonds	$11,310	$—	$(15)	$11,295
U.S. treasury securities and securities of U.S. government-sponsored agency	3,622	4	—	3,626
Total	$14,932	$4	$(15)	$14,921

The Company had no securities in a material unrealized loss position at December 31, 2023 and September 30, 2023 and does not believe these securities represent credit losses based on the evaluation of evidence, which includes an assessment of whether it is more likely than not it will be required to sell or intend to sell the investment before recovery of the investments amortized cost basis. No gains or losses were realized during the three months ended December 31, 2023 and 2022 from the sale of short-term investments.

4. Fair Value of Financial Instruments

The Company’s financial instruments generally include cash and cash equivalents, short-term investments, trade accounts and notes receivable and accounts payable. Due to the short-term maturities of cash and cash equivalents, trade accounts and notes receivable and accounts payable, the carrying amounts of these financial instruments are deemed to approximate their fair value on the respective balance sheet dates.   The Company measures its short-term investments at fair value on a recurring basis.

The following tables present the fair value of the Company’s short-term investments and contingent consideration by valuation hierarchy and input (in thousands):

	As of December 31, 2023
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	(Level 1)	(Level 2)	(Level 3)	Totals
Short-term investments:
Corporate bonds	$—	$11,377	$—	$11,377
U.S. treasury securities and securities of U.S. government-sponsored agency		3,674		3,674
Total assets	$—	$15,051	$—	$15,051

	As of September 30, 2023
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	(Level 1)	(Level 2)	(Level 3)	Totals
Short-term investments:
Corporate bonds	$—	$11,295	$—	$11,295
U.S. treasury securities and securities of U.S. government-sponsored agency	—	3,626	—	3,626
Total assets	$—	$14,921	$—	$14,921

5. Trade Accounts and Notes Receivable

Trade accounts receivable, net (excluding notes receivable) are reflected in the following table (in thousands):

	December 31, 2023	September 30, 2023
Trade accounts receivable	$41,755	$20,282
Allowance for credit losses	(92)	(125)
Total	41,663	20,157
Less current portion	(40,153)	(20,157)
Non-current trade accounts receivable	$1,510	$—

Trade accounts receivable at December 31, 2023 included $30.0 million from a single customer related to a product sale in December 2023, of which $28.5 million is backed by letters of credit from the customer and due in February 2024.  The remaining $1.5 million of this receivable is classified as non-current and is due in December 2025.  Credit quality indicators used for the non-current portion of this receivable consisted of historical collection experience, internal credit risk grades and collateral.  The Company determines the allowance for credit losses through a review of several factors, including historical collection experience, customer credit worthiness, current aging of customer accounts and current financial conditions of its customers. Trade accounts receivable balances are charged off against the allowance whenever it is probable that the receivable balance will not be recoverable.

Allowance for credit losses related to trade accounts receivable are reflected in the following table (in thousands):

	Three Months Ended
	December 31, 2023	December 31, 2022
Allowance for credit losses:
Beginning of period	125	591
Provision for credit losses	43	286
Recoveries	(72)	(166)
Write-offs	(7)	(6)
Currency translation	3	(16)
End of period	$92	$689

The Company had one note receivable from a customer at December 31, 2023 and September 30, 2023 with balances of $0.3 million and $1.2 million, respectively.  The note originated during the second quarter of fiscal year 2020 in connection with a $12.5 million product sale with the customer.  The note bears interest at 7.0% per year and requires monthly principal and interest payments of $0.3 million.  The note was paid in January 2024.

6. Inventories

Inventories consist of the following (in thousands):

	December 31, 2023	September 30, 2023
Finished goods	$17,895	$18,555
Work in process	8,122	11,992
Raw materials	27,551	26,832
Obsolescence reserve (net realizable value adjustment)	(11,697)	(14,061)
	41,871	43,318
Less current portion	21,839	18,430
Non-current portion	$20,032	$24,888

Inventory obsolescence expense was $20,000 and $1.4 million for the three months ended December 31, 2023 and 2022. Raw materials include semi-finished goods and component parts that totaled approximately $9.9 million and $10.6 million at December 31, 2023 and September 30, 2023, respectively.

7. Rental Equipment

The Company leases equipment to customers which generally range from daily rentals to minimum rental periods of up to one year. All of the Company’s current leasing arrangements, which the Company acts as lessor, are classified as operating leases. The majority of the Company’s rental revenue is generated from its marine-based wireless seismic data acquisition systems.

The Company regularly evaluates the collectability of its lease receivables on a lease-by-lease basis. The evaluation primarily consists of reviewing past due account balances and other factors such as the credit quality of the customer, historical trends of the customer and current economic conditions. The Company suspends revenue recognition when the collectability of amounts due are no longer probable and concurrently records a direct write-off of the lease receivable to rental revenue and limits future rental revenue recognition to cash received. As of December 31, 2023, the Company’s trade accounts receivables included lease receivables of $5.0 million.

Rental revenue related to leased equipment for the three months ended December 31, 2023 was $6.2 million and $11.5 million, respectively.

Future minimum lease obligations due from the Company’s leasing customers on operating leases executed as of  December 31, 2023 were $6.4 million, all of which is expected to be due within the next 12 months.

Rental equipment consisted of the following (in thousands):

	December 31, 2023	September 30, 2023
Rental equipment, primarily wireless recording equipment	$77,571	$82,926
Accumulated depreciation and impairment	(62,329)	(61,339)
	$15,242	$21,587

8. Long-Term Debt

The Company had no long-term debt outstanding at December 31, 2023 and September 30, 2023.

On July 26, 2023, the Company entered into a credit agreement (“the Agreement”) with Woodforest National Bank, as sole lender.  The Agreement refinanced the Company's credit agreement dated May 6, 2022, with Amerisource Funding, Inc., as administrative agent and as a lender, and Woodforest National Bank, as a lender.  The Agreement provides a revolving credit facility with a maximum availability of $15 million.  Availability under the Agreement is determined based upon a borrowing base comprised of certain of the Company’s domestic assets which include (i) 80% of eligible accounts, plus (ii) 90% of eligible foreign insured accounts, plus (iii) 25% of eligible inventory plus (iv) 50% of the orderly liquidation value of eligible equipment, in each case subject to certain limitations and adjustments.  Interest shall accrue on outstanding borrowings at a rate equal to Term SOFR (Secured Overnight Financing Rate) plus a margin equal to 3.25% per annum.  The Company is required to make monthly interest payments on borrowed funds. The Agreement is secured by substantially all of the Company's assets, except for certain excluded property. The Agreement requires the Company to maintain a minimum (i) consolidated tangible net worth of $100 million, (ii) liquidity of $5 million, and (iii) current ratio no less than 2.00 to 1.00, in each case tested quarterly. The Agreement also requires the Company to maintain a springing minimum interest coverage ratio of 1.50 to 1.00, tested quarterly whenever there is an outstanding balance on the revolving credit facility.  The Agreement expires in July 2025.  At December 31, 2023 the Company's borrowing availability under the Agreement was $14.9 million after consideration of a $0.1 million outstanding letter of credit. At December 31, 2023, the Company was in compliance with all covenants under the Agreement.

9. Stock-Based Compensation

During the three months ended December 31, 2023, the Company issued 188,000 restricted stock units (“RSUs”) under its 2014 Long Term Incentive Plan, as amended. The RSUs issued include both time-based and performance-based vesting provisions. The weighted average grant date fair value of each RSU was $11.77 per unit. The grant date fair value of the RSUs was $2.2 million, which will be charged to expense over the next four years as the restrictions lapse. Compensation expense for the RSUs was determined based on the closing market price of the Company’s stock on the date of grant applied to the total number of units that are anticipated to fully vest. Each RSU represents a contingent right to receive one share of the Company’s common stock upon vesting.

As of December 31, 2023, there were 421,373 RSUs outstanding. As of December 31, 2023, the Company had unrecognized compensation expense of $3.2 million relating to RSUs that is expected to be recognized over a weighted average period of 3.1 years.

10. Earnings (Loss) Per Common Share

The following table summarizes the calculation of net earnings (loss) and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings (loss) per share (in thousands, except share and per share data):

	Three Months Ended
	December 31, 2023	December 31, 2022
Net income (loss)	$12,679	$(97)
Less: Income allocable to unvested restricted stock	—	—
Income (loss) attributable to common shareholders for diluted earnings (loss) per share	$12,679	$(97)
Weighted average number of common share equivalents:
Common shares used in basic earnings (loss) per share	13,251,360	13,067,991
Common share equivalents outstanding related to RSUs	209,156	—
Total weighted average common shares and common share equivalents used in diluted earnings (loss) per share	13,460,516	13,067,991
Earnings (loss) per share:
Basic	$0.96	$(0.01)
Diluted	$0.94	$(0.01)

           For the calculation of diluted earnings per share for the three months ended December 31, 2023 and 2022, there were 212,217 and 382,111 non-vested RSUs, respectively, excluded from the calculation of weighted average shares outstanding since their impact on diluted earnings per share were antidilutive.

11. Commitments and Contingencies

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

The following table summarizes the Company’s segment information (in thousands):

	Three Months Ended
	December 31, 2023	December 31, 2022
Revenue:
Oil and Gas Markets	$39,909	$20,148
Adjacent Markets	9,815	10,822
Emerging Markets	234	93
Corporate	74	46
Total	$50,032	$31,109

Income (loss) from operations:
Oil and Gas Markets	$14,563	$2,406
Adjacent Markets	2,034	1,747
Emerging Markets	(625)	(1,213)
Corporate	(3,135)	(3,219)
Total	$12,837	$(279)

13. Income Taxes

Consolidated income tax expense for the three months ended December 31, 2023 and 2022 was $0.1 million and $30,000, respectively.  The primary difference between the Company's effective tax rate of 1.4% for the three months ended December 31, 2023 and the statutory rate of 21% is adjustments to the valuation allowance against deferred tax assets.

14. Risks and Uncertainties

Concentration of Credit Risk

As of December 31, 2023, the Company had combined trade accounts and notes receivable from two customers of $33.6 million and $2.4 million, respectively.  $28.7 million of the $33.6 million receivable is backed by letters of credit from the customer and is due in February 2024.  During the three months ended  December 31, 2023, revenue recognized from these two customers was $31.4 million and $3.5 million, respectively. During the three months December 31, 2022 revenue recognized from these two customers was $1.7 million and $2.7 million, respectively.

COVID-19 Pandemic

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

Crude oil prices held above $70 per barrel throughout 2023, which may result in higher cash flows for exploration and production companies. Any material changes in oil and gas prices or other market trends, like slowing growth of the global economy, could adversely impact seismic exploration activity and would likely affect the demand for the Company's products and could materially and adversely affect its results of operations and liquidity.

Generally, imbalances in the supply and demand for oil and gas will affect oil and gas prices and, in such circumstances, demand for the Company’s oil and gas products may be adversely affected when world supplies exceed demand.

Armed Conflict Between Russia and Ukraine

A portion of the Company's oil and gas product manufacturing is conducted through its wholly-owned subsidiary Geospace Technologies Eurasia LLC ("GTE"), which is based in the Russian Federation. In February 2022, the Russian Federation launched a full-scale military invasion of Ukraine, and Russia and Ukraine continue to engage in active and armed conflict. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions in addition to any direct impact on the Company's operations in Russia. As a result of the invasion, the governments of several western nations, including the U.S., Canada, the United Kingdom and the European Union, implemented new and/or expanded economic sanctions and export restrictions against Russia, Russian-backed separatist regions in Ukraine, certain banks, companies, government officials, and other individuals in Russia and Belarus. The implementation of these sanctions and exports restrictions, in combination with the withdrawal of numerous private companies from the Russian market, has had, and is likely to continue to have, a negative impact on the Company's business in the region. During fiscal year 2023 the Company imported $3.8 million of products from GTE for resale elsewhere in the world and since then has imported $0.5 million of products during the three months of fiscal year 2024. The rapid changes in rules and implementation of new rules on imports and exports of goods involving Russia has also led to material delays in getting goods to or from Russia as port authorities struggle to keep up with the changing environment. If imports of these products from the Russian Federation are restricted by government regulation, the Company may be forced to find other sources for the manufacturing of these products at potentially higher costs. Likewise, restrictions on the Company's ability to send products to GTE, may force our subsidiary to have to find other sources for the manufacturing of these products at potentially higher costs.  However, the Company's exports to GTE have historically been limited. Boycotts, protests, unfavorable regulations, additional governmental sanctions and other actions in the region could also adversely affect the Company's ability to operate profitably. Delays in obtaining governmental approvals can affect the Company's ability to timely deliver its products pursuant to contractual obligations, which could result in the Company being liable to its customers for damages. The risk of doing business in the Russian Federation and other economically or politically volatile areas could adversely affect the Company's operations and earnings. It is possible that increasing sanctions, export controls, restrictions on access to financial institutions, supply and transportation challenges, or other circumstances or considerations could necessitate a reduction, or even discontinuation, of operations by GTE or other business in Russia.

The Company is actively monitoring the situation in Ukraine and Russia and assessing its impact on its business, including GTE. The net carrying value of GTE on the Company's consolidated balance sheet at December 31, 2023 was $5.7 million, including cash of $1.8 million. In response to sanctions imposed by the U.S. and others on Russia, the Russian government has imposed restrictions on companies' abilities to repatriate or otherwise remit cash from their Russian-based operations to locations outside of Russia. As a result, this cash can be used in our Russian operations, but we may be unable to transfer it out of Russia without incurring substantial costs, if at all. In addition to the products the Company imported from GTE, the subsidiary generated $1.8 million in revenue from domestic sales in fiscal year 2023 and has generated $0.3 million from domestic sales during the first three months of fiscal year 2024. The Company has no way to predict the duration, progress or outcome of the military conflict in Ukraine. The extent and duration of the military action, sanctions, and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and the Company's business for an unknown period of time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the major elements of our consolidated financial statements. You should read this discussion and analysis together with our consolidated financial statements, including the accompanying notes, and other detailed information appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended September 30, 2023.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “could”, “intend”, “expect”, “plan”, “budget”, “forecast”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue”, “evaluating” or similar words. Statements that contain these words should be read carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other forward-looking information. Examples of forward-looking statements include, among others, statements that we make regarding our expected operating results, the timing, adoption, results and success of our rollout of our Aquana smart water valves and cloud-based control platform, future demand for our Quantum security solutions, the adoption and sale of our products in various geographic regions, potential tenders for permanent reservoir monitoring systems, future demand for OBX rental equipment, the adoption of Quantum's SADAR® product monitoring of subsurface reservoirs, the completion of new orders for channels of our GCL system, the fulfillment of customer payment obligations, the impact of and the recovery from the impact of the coronavirus (or COVID-19) pandemic, the impact of the current armed conflict between Russia and Ukraine, our ability to manage changes and the continued health or availability of management personnel, volatility and direction of oil prices, anticipated levels of capital expenditures and the sources of funding therefor, and our strategy for growth, product development, market position, financial results and the provision of accounting reserves. These forward-looking statements reflect our current judgment about future events and trends based on the information currently available to us. However, there will likely be events in the future that we are not able to predict or control. The factors listed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, as well as other cautionary language in such Annual Report and this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Such examples include, but are not limited to, the failure of the Quantum and OptoSeis® or Aquana technology transactions to yield positive operating results, decreases in commodity price levels, the continued adverse impact of COVID-19 which could reduce demand for our products, the failure of our products to achieve market acceptance (despite substantial investment by us), our sensitivity to short term backlog, delayed or cancelled customer orders, product obsolescence resulting from poor industry conditions or new technologies, bad debt write-offs associated with customer accounts, inability to collect on promissory notes, lack of further orders for our OBX rental equipment, failure of our Quantum products to be adopted by the border and security perimeter market or a decrease in such market due to governmental changes, and infringement or failure to protect intellectual property. The occurrence of the events described in these risk factors and elsewhere in this Quarterly Report on Form 10-Q could have a material adverse effect on our business, results of operations and financial position, and actual events and results of operations may vary materially from our current expectations. We assume no obligation to revise or update any forward-looking statement, whether written or oral, that we may make from time to time, whether as a result of new information, future developments or otherwise.

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

Demand for our seismic products targeted at customers in our Oil and Gas Markets segment has been, and will likely continue to be, vulnerable to downturns in the economy and the oil and gas industry in general. For more information, please refer to the risks discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

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

We have also developed a marine-based wireless seismic data acquisition system called the OBX. Similar to our land-based wireless systems, the marine OBX system may be deployed in virtually unlimited channel configurations and does not require interconnecting cables between each station. We have two versions of OBX nodal stations: a shallow water version that can be used in depths up to 750 meters and a deepwater version that can be deployed in depths of up to 3,450 meters.  Through December 31, 2023, we have sold 13,000 OBX stations and we currently have 24,000 OBX stations in our rental fleet.

In 2022, we announced the release of a new seismic acquisition product known as Mariner™, a continuous, cable-free, four channel autonomous, shallow water ocean bottom recorder. Mariner is the next generation node designed for extended duration seabed ocean bottom seismic data acquisition. The slim profile nodes, which are part of our shallow water stations, are ideally deployed as deep as 750 meters. The device continuously records for up to 70 days and offers more rapid recharging times. Its slim profile creates space savings on seismic survey vessels, allowing contractors to fit up to 25% more nodes into a download/charge container.  Through December 31, 2023, we have sold 7600 Mariner™ nodes.

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

In the spring of 2023, we released a derivative of the OptoSeis® technology for high temperature downhole applications.  The product known as Insight by OptoSeis offers a passive, all-optical downhole sensor network - no electronics downhole - resulting in years long operational lifetime at 150 °C.

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

Consolidated Results of Operations

We report and evaluate financial information for three segments: Oil and Gas Markets, Adjacent Markets and Emerging Markets. Summary financial data by business segment follows (in thousands):

	Three Months Ended
	December 31, 2023	December 31, 2022
Oil and Gas Markets
Traditional exploration product revenue	$1,763	$2,755
Wireless exploration product revenue	38,073	17,238
Reservoir product revenue	73	155
Total revenue	39,909	20,148
Operating income	14,563	2,406
Adjacent Markets
Industrial product revenue	6,443	7,930
Imaging product revenue	3,372	2,892
Total revenue	9,815	10,822
Operating income	2,034	1,747
Emerging Markets
Revenue	234	93
Operating loss	(625)	(1,213)
Corporate
Revenue	74	46
Operating loss	(3,135)	(3,219)
Consolidated Totals
Revenue	50,032	31,109
Operating income (loss)	12,837	(279)

Overview

Although in an already depressed oil and gas industry, demand further decreased in February 2020 because of the oversupply of crude oil due to failed OPEC negotiations that led to a dramatic drop in crude oil prices when combined with the impact of the COVID-19 pandemic. These declines in the demand for oil and gas have caused oil and gas exploration and production companies to experience a significant reduction in cash flows, which have resulted in reductions in their capital spending budgets for oil and gas exploration-focused activities, including seismic data acquisition activities. Crude oil prices held above $70 per barrel throughout 2023; however, a lag in time typically occurs between higher oil prices and greater demand for our Oil and Gas Markets segment products. We believe this lag is the result of exploration and production (“E&P”) companies allocating their cash flow towards shareholder reward initiatives, such as stock buy-back programs and dividend payments, or in debt reduction. We believe this lag is a short-term trend that will continue until E&P companies decide to reinvest capital into exploration activities. As this lag persists, we expect the reduced levels of demand for our Oil and Gas Markets segment products. We also expect our land-based traditional and wireless products will continue to experience low levels of product demand until our customers consume their excess levels of underutilized equipment. As discussed below, we had a $30.0 million wireless product sale to a customer in the first quarter of fiscal year 2024.  However, we do not currently anticipate another product sale this large for the remainder of fiscal year 2024.

In light of current market conditions, the inventory balances in our Oil and Gas Markets business segment at December 31, 2023 continued to exceed levels we consider appropriate for the current level of product demand. We are continuing to work aggressively to reduce these legacy inventory balances; however, we are also adding new inventories for new wireless product developments and for other product demand in our Adjacent Markets segment. During periods of excessive inventory levels, our policy has been, and will continue to be, to record obsolescence expense as we experience reduced product demand and as our inventories continue to age. Although the Oil and Gas Markets segment is seeing a recovery after experiencing difficult market conditions, we have been recording additional expenses for inventory obsolescence and will continue to do so in the future until product demand and/or resulting inventory turnover return to acceptable levels.

Armed Conflict Between Russia and Ukraine

A portion of our oil and gas product manufacturing is conducted by Geospace Technologies Eurasia LLC, our wholly-owned subsidiary based in the Russian Federation. Consequently, our oil and gas business could be directly affected by the current war between Russia and Ukraine. See Note 14 in this Quarterly Report on Form 10-Q for more information.

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

Three months ended December 31, 2023 compared to the three months ended December 31, 2022

Consolidated revenue for the three months ended December 31, 2023 was $50.0 million, an increase of $18.9 million, or 60.8%, from the corresponding period of the prior fiscal year.  The increase was largely due to a $30.0 million sale of our Mariner™ shallow water ocean bottom nodes, which replaced a rental contract with the customer. The increase was partially offset by (i) a decrease in rental revenue due to lower utilization of our OBX rental fleet and (ii) a decrease in demand for our industrial products from our Adjacent Markets segment.  We do not expect this increase in revenue to continue for the remaining three quarters of of fiscal year 2024.

Consolidated gross profit for the three months ended December 31, 2023 was $22.2 million, an increase of $11.7 million, or 111.1%, from the corresponding period of the prior fiscal year.  The increase was primarily due to gross profit on its Mariner™ sale.   The increase in gross profit was partially offset by (i) the decrease in utilization of our OBX rental fleet and (ii) a higher warranty accrual, primarily related to the Mariner™ sale.

Consolidated operating expenses for the three months ended December 31, 2023 were $9.4 million, a decrease of $1.4 million, or 13.1%, from the corresponding period of the prior fiscal year. The decrease was primarily due to lower personnel costs attributable to our workforce reduction in first quarter of fiscal year 2023, which included $0.4 million in employee termination costs.  The decrease was also due to lower research and development project expenditures.

Consolidated other expense for the three months ended December 31, 2023 was $(0.1) million, compared to other income of $0.2 million from the corresponding period of the prior year.  The decrease in other income was primarily due to net foreign currency transaction losses.  The decrease was partially offset by an increase in interest income attributable to short-term investments.

Segment Results of Operations

Oil and Gas Markets

Revenue

Revenue from our Oil and Gas Markets products for the three months ended December 31, 2023 increased $19.8 million, or 98.1%, from the corresponding period of the prior fiscal year.  The components of this increase were as follows:

●

Traditional Exploration Product Revenue – For the three months ended December 31, 2023, revenue from our traditional products was $1.8 million, a decrease of $1.0 million from the corresponding period of the prior fiscal year. The decrease was primarily due to lower demand for our sensor products.

●

Wireless Exploration Product Revenue – For the three months ended December 31, 2023, revenue from our wireless exploration products increased $20.8 million, or 120.9%, from the corresponding period of the prior fiscal year.  The increase was primarily due to a $30.0 million sale of our Mariner™ shallow water ocean bottom nodes, which replaced a rental contract with the customer.  The increase was partially offset by a decrease in  rental revenue attributable to lower utilization of our OBX rental fleet.  We do not expect this increase in revenue to continue for the remaining three quarters of fiscal year 2024.

Operating Income

Operating income associated with our Oil and Gas Markets products for the three months ended December 31, 2023 was $14.6 million, an increase of $12.2 million from the corresponding period of the prior fiscal year. The increase in operating income was related to gross profits related to the Mariner™ sale.  The income was partially offset by lower wireless rental revenue and related gross profits due to a decrease in the utilization of our OBX rental fleet.

Adjacent Markets

Revenue

Revenue from our Adjacent Markets products for the three months ended December 31, 2023 decreased $1.0 million, or 9.3%, from the corresponding period of the prior fiscal year. The components of this change was as follows:

●

Industrial Product Revenue and Services – For the three months ended December 31, 2023, revenue from our industrial products decreased $1.5 million, or 18.8%, from the corresponding period of the prior fiscal year.  The decrease was primarily due to lower demand for both our water meter products and industrial sensor products.

●

Imaging Product Revenue – For the three months ended December 31, 2023, revenue from our imaging products increased $0.5 million, or 16.6%, from the corresponding period of the prior fiscal year.  The increase was primarily due to higher demand for our film products and imaging equipment.

Operating Income

Operating income from our Adjacent Markets products for the three months ended December 31, 2023 was $2.0 million, a increase of $0.3 million, or 16.4%, from the corresponding period of the prior fiscal year.  The increase in operating income was primarily due to margin improvements on both our industrial and imaging  products.

Emerging Markets

Revenue

Revenue from our Emerging Markets products was $0.2 million for three months ended December 31, 2023 compared to $0.1 million from the corresponding period of the prior fiscal year.  The increase in revenue primarily due to higher on-going service and maintenance related to our completed contract with the U.S. Customs and Border Protection.

Operating Loss

Operating loss from our Emerging Markets products for the three months ended December 31, 2023 was $0.6 million, a decrease of $0.6 million, or 48.5%, from the corresponding period in the prior fiscal year. The decrease was primarily attributable to lower personnel costs attributable to our workforce reduction in the first quarter of fiscal year 2023.

Liquidity and Capital Resources

At December 31, 2023, we had $34.0 million in cash and cash equivalents and short-term investments.  For the three months ended December 31, 2023, we generated $2.7 million of cash from operating activities.  Sources of cash included our net income of $12.7 million and net non-cash charges of $4.5 million resulting from deferred income taxes, depreciation, amortization, accretion, inventory obsolescence, stock-based compensation and provision for credit losses.  Other sources of cash included a (i) $8.0 million decrease in trade accounts and notes receivable payable primarily due to the timing of collections from customers and (ii) $1.2 million increase in other liabilities due to increases in customer deposits and our product warranty accrual, partially offset by lower accrued employee compensation costs.  These sources of cash were partially offset by (i) the removal of $19.4 million gross profit from the sale of rental equipment is included in investing activities, (ii) a $0.5 million decrease in accounts payable due to timing of payments to our suppliers and (iii)  $4.1 million increase in inventories to meet an increase in demand for our products.

For the three months ended December 31, 2023, we used cash of $2.7 million in investing activities. Uses of cash included (i) $2.6 million for additions to our equipment rental fleet and (ii) $0.8 million for additions to our property, plant and equipment.  Offsetting these uses of cash was $0.6 million of proceeds from the sale of rental equipment.  We expect cash investments into our rental fleet will be approximately $5 million in fiscal year 2024.  We expect our cash investments in our property, plant and equipment will be approximately $2 million in fiscal year 2024.  Our capital expenditures are expected to be funded from our cash on hand, internal cash flows, cash flows from our rental contracts or, if necessary, borrowings under our new credit agreement.

For the three months ended December 31, 2023 we had no cash flows from financing activities.

Our available cash, cash equivalents and short-term investments was $34.0 million at December 31, 2023, which included $3.3 million of cash and cash equivalents held by our foreign subsidiaries and branch offices, of which $1.8 million was held by our subsidiary in the Russian Federation. In response to sanctions imposed by the U.S. and other countries on the Russian Federation, the Russian government has imposed restrictions on companies' abilities to repatriate or otherwise remit cash from their Russian-based operations to locations outside of Russia. As a result, this cash can be used in our Russian operations, but we may be unable to transfer it out of Russia without incurring substantial costs, if at all.  In addition, if we were to repatriate the cash held by our Russian subsidiary, we would be required to accrue and pay taxes on any amount repatriated.  During fiscal year 2023, in light of recent volatility in the financial markets, we entered into an IntraFi Cash Service ("ICS") Deposit Placement Agreement with IntraFi Network LLC through our primary bank, Woodforest National Bank.  The ICS program offers us access to unlimited Federal Deposit Insurance Corporation ("FDIC") insurance on domestically held cash in excess of $5.0 million, thereby mitigating our risk of falling outside of FDIC coverage limits.

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

At December 31, 2023 we had no outstanding borrowings under the Agreement and our borrowing base availability under the Agreement was $14.9 million after consideration of a $0.1 million outstanding letter of credit. We were in compliance with all covenants under the Agreement.   We do not currently anticipate the need to borrow under the Agreement, however, we may decide to do so in the future, if needed.

Our total available cash, cash equivalents and short-term investments did not significantly change during the three months ended December 31, 2023. Our current accounts receivable includes $28.7 related to our first quarter 2024 Mariner™ sale. We expect to receive these funds in the second quarter of fiscal year 2024.  In the absence of future profitable results of operations, we may need to rely on other sources of liquidity to fund our future operations, including executed rental contracts, available borrowings under the Agreement through its expiration in July 2025, leveraging or sales of real estate assets, sales of rental assets and other liquidity sources which may be available to us. We currently believe that our cash, cash equivalents and short-term investments will be sufficient to finance any future operating losses and planned capital expenditures through the next twelve months.

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

Critical Accounting Estimates

During the three months ended December 31, 2023, there has been no material change to our critical accounting estimates discussed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including the CEO and CFO, as of December 31, 2023, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101*

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets at December 31, 2023 and September 30, 2023 , (ii) the Consolidated Statements of Operations for the three months ended December 31, 2023 and 2022, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three months ended December 31, 2023 and 2022, (iv) the Consolidated Statements of Stockholders’ Equity for the three months ended December 31, 2023 and 2022, (v) the Consolidated Statements of Cash Flows for the three months ended December 31, 2023 and 2022 and (vi) Notes to Consolidated Financial Statements.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023 formatted in Inline XBRL and contained in Exhibit 101.

* Filed with this Quarterly Report on Form 10-Q

** Furnished with this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEOSPACE TECHNOLOGIES CORPORATION

Date:	February 8, 2024	By:	/s/ Walter R. Wheeler
Walter R. Wheeler, President
and Chief Executive Officer
(duly authorized officer)

Date:	February 8, 2024	By:	/s/ Robert L. Curda
Robert L. Curda, Vice President,
Chief Financial Officer and Secretary
(principal financial officer)