Form 10-Q
period 2024-03-31
GEOSPACE TECHNOLOGIES CORP
filed 2024-05-10
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2024 OR

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

As of April 30, 2024, the registrant had 13,362,090 shares of common stock, $0.01 par value, per share outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except share amounts)

(unaudited)

	March 31, 2024	September 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$20,762	$18,803
Short-term investments	30,448	14,921
Trade accounts and note receivable, net	15,330	21,373
Inventories, net	23,932	18,430
Prepaid expenses and other current assets	1,611	2,251
Total current assets	92,083	75,778

Non-current inventories, net	18,141	24,888
Rental equipment, net	15,077	21,587
Property, plant and equipment, net	24,552	24,048
Non-current trade accounts receivable	1,510	—
Operating right-of-use assets	590	714
Goodwill	736	736
Other intangible assets, net	4,601	4,805
Other non-current assets	408	486
Total assets	$157,698	$153,042

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable trade	$4,955	$6,659
Operating lease liabilities	257	257
Other current liabilities	9,863	12,882
Total current liabilities	15,075	19,798

Non-current operating lease liabilities	397	512
Deferred tax liabilities, net	32	16
Total liabilities	15,504	20,326

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $.01 par value, 20,000,000 shares authorized; 14,204,082 and 14,030,481 shares issued, respectively; and 13,362,090 and 13,188,489 shares outstanding, respectively	142	140
Additional paid-in capital	96,800	96,040
Retained earnings	70,212	61,860
Accumulated other comprehensive loss	(17,460)	(17,824)
Treasury stock, at cost, 841,992 shares	(7,500)	(7,500)
Total stockholders’ equity	142,194	132,716
Total liabilities and stockholders’ equity	$157,698	$153,042

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Revenue:
Products	$19,497	$17,701	$63,211	$37,249
Rental	4,773	13,669	11,091	25,230
Total revenue	24,270	31,370	74,302	62,479
Cost of revenue:
Products	14,995	13,196	38,837	28,561
Rental	3,394	5,225	7,348	10,435
Total cost of revenue	18,389	18,421	46,185	38,996

Gross profit	5,881	12,949	28,117	23,483

Operating expenses:
Selling, general and administrative	6,546	6,387	12,372	12,822
Research and development	3,863	3,483	7,465	7,741
Provision for credit losses	(22)	17	(51)	137
Total operating expenses	10,387	9,887	19,786	20,700

Gain on disposal of property	—	1,315	—	1,315

Income (loss) from operations	(4,506)	4,377	8,331	4,098

Other income (expense):
Interest expense	(44)	(39)	(100)	(78)
Interest income	247	127	482	283
Foreign currency transaction gains (losses), net	(20)	185	(183)	292
Other, net	7	6	(67)	(6)
Total other income, net	190	279	132	491

Income (loss) before income taxes	(4,316)	4,656	8,463	4,589
Income tax expense	11	19	111	49
Net income (loss)	$(4,327)	$4,637	$8,352	$4,540

Income (loss) per common share:
Basic	$(0.32)	$0.35	$0.63	$0.35
Diluted	$(0.32)	$0.35	$0.62	$0.35

Weighted average common shares outstanding:
Basic	13,343,793	13,156,715	13,297,324	13,111,866
Diluted	13,343,793	13,156,715	13,471,775	13,111,866

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Net income (loss)	$(4,327)	$4,637	$8,352	$4,540
Other comprehensive income (loss):
Change in unrealized gains on available-for-sale securities, net of tax	(20)	7	(5)	15
Foreign currency translation adjustments	(122)	(1,348)	369	(1,342)
Total other comprehensive income (loss)	(142)	(1,341)	364	(1,327)
Total comprehensive income (loss)	$(4,469)	$3,296	$8,716	$3,213

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE six months ended March 31, 2024 and 2023

(in thousands, except share amounts)

(unaudited)

	Common Stock				Accumulated
			Additional		Other
	Shares		Paid-In	Retained	Comprehensive	Treasury
	Outstanding	Amount	Capital	Earnings	Loss	Stock	Total
Balance at October 1, 2023	13,188,489	$140	$96,040	$61,860	$(17,824)	$(7,500)	$132,716
Net income	—	—	—	12,679	—	—	12,679
Other comprehensive income	—	—	—	—	506	—	506
Issuance of common stock pursuant to the vesting of restricted stock units	128,601	2	(2)	—	—	—	—
Stock-based compensation	—	—	406	—	—	—	406
Balance at December 31, 2023	13,317,090	142	96,444	74,539	(17,318)	(7,500)	146,307

Net loss	—	—	—	(4,327)	—	—	(4,327)
Other comprehensive loss	—	—	—	—	(142)	—	(142)
Issuance of common stock pursuant to the vesting of restricted stock units	45,000	—	—	—	—	—	—
Stock-based compensation	—	—	356	—	—	—	356
Balance at March 31, 2024	13,362,090	$142	$96,800	$70,212	$(17,460)	$(7,500)	$142,194

Balance at October 1, 2022	13,021,241	$139	$94,667	$49,654	$(15,313)	$(7,500)	$121,647
Net loss	—	—	—	(97)	—	—	(97)
Other comprehensive income	—	—	—	—	14	—	14
Issuance of common stock pursuant to the vesting of restricted stock units	109,748	1	—	—	—	—	1
Stock-based compensation	—	—	370	—	—	-	370
Balance at December 31, 2022	13,130,989	140	95,037	49,557	(15,299)	(7,500)	121,935

Net income	—	—	—	4,637	—	—	4,637
Other comprehensive loss	—	—	—	—	(1,341)	—	(1,341)
Issuance of common stock pursuant to the vesting of restricted stock units	40,500	—	—	—	—	—	—
Stock-based compensation	—	—	306	—	—	—	306
Balance at March 31, 2023	13,171,489	$140	$95,343	$54,194	$(16,640)	$(7,500)	$125,537

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities:
Net income	$8,352	$4,540
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income tax expense	15	—
Rental equipment depreciation	6,026	6,442
Property, plant and equipment depreciation	1,682	1,896
Amortization of intangible assets	204	430
Amortization of premiums (accretion of discounts) on short-term investments	(234)	1
Stock-based compensation expense	762	676
Provision for (recovery of) credit losses	(51)	137
Inventory obsolescence expense	110	1,836
Gross profit from sale of rental equipment	(20,553)	(3,925)
Gain on disposal of property	—	(1,315)
Loss (gain) on disposal of equipment	10	(464)
Effects of changes in operating assets and liabilities:
Trade accounts and note receivable	5,963	(8,352)
Inventories	(5,566)	(7,882)
Other assets	873	1,702
Accounts payable trade	(684)	(574)
Other liabilities	(3,180)	(226)
Net cash used in operating activities	(6,271)	(5,078)

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,166)	(1,126)
Proceeds from the sale of property, plant and equipment	2	4,221
Investment in rental equipment	(3,949)	(635)
Proceeds from the sale of rental equipment	30,502	8,794
Purchases of short-term investments	(19,293)	—
Proceeds from the sale of short-term investments	4,000	900
Net cash provided by investing activities	8,096	12,154

Cash flows from financing activities:
Payments on contingent consideration	—	(175)

Effect of exchange rate changes on cash	134	(205)
Increase in cash and cash equivalents	1,959	6,696
Cash and cash equivalents, beginning of period	18,803	16,109
Cash and cash equivalents, end of period	$20,762	$22,805

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$26
Inventory transferred to rental equipment	5,352	82

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet of Geospace Technologies Corporation and its subsidiaries (the “Company”) at  September 30, 2023 was derived from the Company’s audited consolidated financial statements at that date. The consolidated balance sheet at  March 31, 2024 and the consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the three and six months ended March 31, 2024 and 2023 were prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows were made. All significant intercompany balances and transactions have been eliminated. The results of operations for the three and six months ended March 31, 2024 are not necessarily indicative of the operating results for a full year or of future operations.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company considers many factors in selecting appropriate operational and financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. The Company continually evaluates its estimates, including those related to revenue recognition, credit loss, collectability of rental revenue, inventory obsolescence reserves, self-insurance reserves, product warranty reserves, useful lives of long-lived assets, impairment of long-lived assets, impairment of goodwill and other intangible assets and deferred income tax assets. The Company bases its estimates on historical experience and various other factors that are believed to be reasonable under the circumstances. While management believes current estimates are reasonable and appropriate, actual results may differ from these estimates under different conditions or assumptions.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity at the time of purchase of three months or less to be cash equivalents.  At March 31, 2024, cash and cash equivalents included $3.3 million held by the Company’s foreign subsidiaries and branch offices, including $2.0 million held by its subsidiary in the Russian Federation.  In response to sanctions imposed by the U.S. and others on Russia, the Russian government has imposed restrictions on companies' abilities to repatriate or otherwise remit cash from their Russian-based operations to locations outside of Russia. As a result, this cash can be used in our Russian operations, but the Company may be unable to transfer it out of Russia without incurring substantial costs, if at all. In addition, if the Company were to repatriate the cash held by its Russian subsidiary, it would be required to accrue and pay taxes on any amount repatriated.

Impairment of Long-lived Assets

The Company's long-lived assets are reviewed for impairment whenever an event or circumstance indicates that the carrying amount of an asset or group of assets may not be recoverable. The impairment review, if necessary, includes a comparison of the expected future cash flows (undiscounted and without interest charges) to be generated by an asset group with the associated carrying value of the related assets. If the carrying value of the asset group exceeds the expected future cash flows, an impairment loss is recognized to the extent that the carrying value of the asset group exceeds its fair value.  During the quarter ended March 31, 2024, no events or changes in circumstances were identified indicating the carrying value of any of the Company's asset groups may not be recoverable.

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

At March 31, 2024, the Company had deferred contract liabilities of $0.3 million and no deferred contract cost.  At September 30, 2023, the Company had deferred liabilities of $0.7 million and no deferred contract costs.  During the three and six months ended March 31, 2024, revenue of $0.7 million and $0.7 million, respectively, was recognized from deferred contract liabilities.  During the three and six months ended March 31, 2024, no cost of revenue was recognized from deferred contract costs.  During the three and six months ended March 31, 2023, no revenue was recognized from deferred contract liabilities and no cost of revenue was recognized from deferred contract costs.  At March 31, 2024, all contracts had an original expected duration of one year or less.

For each of the Company’s operating segments, the following table presents revenue (in thousands) only from the sale of products and the performance of services under contracts with customers.  Therefore, the table excludes all revenue earned from rental contracts.

	Three Months Ended		Six Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Oil and Gas Markets
Traditional exploration product revenue	$3,472	$3,296	$5,234	$6,051
Wireless exploration product revenue	2,679	1,411	34,548	7,170
Reservoir product revenue	41	132	114	287
Total revenue	6,192	4,839	39,896	13,508

Adjacent Markets
Industrial product revenue	9,023	9,642	15,466	17,572
Imaging product revenue	3,169	3,029	6,502	5,885
Total revenue	12,192	12,671	21,968	23,457

Emerging Markets
Revenue	1,113	191	1,347	284

Total	$19,497	$17,701	$63,211	$37,249

See Note 12 for more information on the Company’s operating segments.

For each of the geographic areas where the Company operates, the following table presents revenue (in thousands) from the sale of products and services under contracts with customers. The table excludes all revenue earned from rental contracts:

	Three Months Ended		Six Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Asia (including Russian Federation)	$3,672	$1,443	$35,888	$7,977
Canada	1,002	333	2,228	1,094
Europe	1,507	1,792	2,885	2,926
United States	12,831	13,479	21,249	24,070
Other	485	654	961	1,182
Total	$19,497	$17,701	$63,211	$37,249

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

The Company’s short-term investments were composed of the following (in thousands):

	As of March 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate bonds	$21,937	$—	$(14)	$21,923
U.S. treasury securities and securities of U.S. government-sponsored agency	8,526	—	(1)	8,525
Total	$30,463	$—	$(15)	$30,448

	As of September 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate bonds	$11,310	$—	$(15)	$11,295
U.S. treasury securities and securities of U.S. government-sponsored agency	3,622	4	—	3,626
Total	$14,932	$4	$(15)	$14,921

The Company had no securities in a material unrealized loss position at  March 31, 2024 and  September 30, 2023 and does not believe these securities represent credit losses based on the evaluation of evidence, which includes an assessment of whether it is more likely than not it will be required to sell or intend to sell the investment before recovery of the investments amortized cost basis. No gains or losses were realized during the six months ended March 31, 2024 and 2023 from the sale of short-term investments.

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

The following tables present the fair value of the Company’s short-term investments and contingent consideration by valuation hierarchy and input (in thousands):

	As of March 31, 2024
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	(Level 1)	(Level 2)	(Level 3)	Totals
Short-term investments:
Corporate bonds	$—	$21,923	$—	$21,923
U.S. treasury securities and securities of U.S. government-sponsored agency		8,525		8,525
Total assets	$—	$30,448	$—	$30,448

	As of September 30, 2023
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	(Level 1)	(Level 2)	(Level 3)	Totals
Short-term investments:
Corporate bonds	$—	$11,295	$—	$11,295
U.S. treasury securities and securities of U.S. government-sponsored agency	—	3,626	—	3,626
Total assets	$—	$14,921	$—	$14,921

5. Trade Accounts and Notes Receivable

Trade accounts receivable, net (excluding notes receivable) are reflected in the following table (in thousands):

	March 31, 2024	September 30, 2023
Trade accounts receivable	$16,907	$20,282
Allowance for credit losses	(67)	(125)
Total	16,840	20,157
Less current portion	(15,330)	(20,157)
Non-current trade accounts receivable	$1,510	$—

Trade accounts receivable at  March 31, 2024 included $1.5 million classified as non-current which is due in December 2025.  Credit quality indicators used for the non-current portion of this receivable consisted of historical collection experience, internal credit risk grades and collateral.  The Company determines the allowance for credit losses through a review of several factors, including historical collection experience, customer credit worthiness, current aging of customer accounts and current financial conditions of its customers. Trade accounts receivable balances are charged off against the allowance whenever it is probable that the receivable balance will not be recoverable.

Allowance for credit losses related to trade accounts receivable are reflected in the following table (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Allowance for credit losses:
Beginning of period	92	689	125	591
Provision for credit losses	12	98	55	384
Recoveries	(34)	(81)	(106)	(247)
Write-offs	—	—	(7)	(6)
Currency translation	(3)	—	—	(16)
End of period	$67	$706	$67	$706

The Company had one note receivable from a customer at September 30, 2023 with a balance of $1.2 million, which was paid in January 2024.

6. Inventories

Inventories consist of the following (in thousands):

	March 31, 2024	September 30, 2023
Finished goods	$19,078	$18,555
Work in process	6,089	11,992
Raw materials	26,165	26,832
Obsolescence reserve (net realizable value adjustment)	(9,259)	(14,061)
	42,073	43,318
Less current portion	23,932	18,430
Non-current portion	$18,141	$24,888

Inventory obsolescence expense for the three and six months ended March 31, 2024 was $0.1 million and $0.1 million, respectively.  Inventory obsolescence expense for the three and six months ended March 31, 2023 was $0.5 million and $1.8 million, respectively.  Raw materials include semi-finished goods and component parts that totaled approximately $8.1 million and $10.6 million at March 31, 2024 and September 30, 2023, respectively.

7. Rental Equipment

The Company leases equipment to customers which generally range from daily rentals to minimum rental periods of up to one year. All of the Company’s current leasing arrangements, which the Company acts as lessor, are classified as operating leases. The majority of the Company’s rental revenue is generated from its marine-based wireless seismic data acquisition systems.

The Company regularly evaluates the collectability of its lease receivables on a lease-by-lease basis. The evaluation primarily consists of reviewing past due account balances and other factors such as the credit quality of the customer, historical trends of the customer and current economic conditions. The Company suspends revenue recognition when the collectability of amounts due are no longer probable and concurrently records a direct write-off of the lease receivable to rental revenue and limits future rental revenue recognition to cash received. As of March 31, 2024, the Company’s trade accounts receivables included lease receivables of $2.8 million.

Rental revenue related to leased equipment for the three and six months ended March 31, 2024 was $4.7 million and $10.9 million, respectively. Rental revenue related to leased equipment for the three and six months ended March 31, 2023 was $13.6 million and $25.1 million, respectively.

Future minimum lease obligations due from the Company’s leasing customers on operating leases executed as of  March 31, 2024 were $4.9 million, all of which is expected to be due within the next 12 months.

Rental equipment consisted of the following (in thousands):

	March 31, 2024	September 30, 2023
Rental equipment, primarily wireless recording equipment	$76,909	$82,926
Accumulated depreciation	(61,832)	(61,339)
	$15,077	$21,587

8. Long-Term Debt

The Company had no long-term debt outstanding at March 31, 2024 and September 30, 2023.

On July 26, 2023, the Company entered into a credit agreement (“the Agreement”) with Woodforest National Bank, as sole lender.  The Agreement refinanced the Company's credit agreement dated May 6, 2022, with Amerisource Funding, Inc., as administrative agent and as a lender, and Woodforest National Bank, as a lender.  The Agreement provides a revolving credit facility with a maximum availability of $15 million.  Availability under the Agreement is determined based upon a borrowing base comprised of certain of the Company’s domestic assets which include (i) 80% of eligible accounts, plus (ii) 90% of eligible foreign insured accounts, plus (iii) 25% of eligible inventory plus (iv) 50% of the orderly liquidation value of eligible equipment, in each case subject to certain limitations and adjustments.  Interest shall accrue on outstanding borrowings at a rate equal to Term SOFR (Secured Overnight Financing Rate) plus a margin equal to 3.25% per annum.  The Company is required to make monthly interest payments on borrowed funds. The Agreement is secured by substantially all of the Company's assets, except for certain excluded property. The Agreement requires the Company to maintain a minimum (i) consolidated tangible net worth of $100 million, (ii) liquidity of $5 million, and (iii) current ratio no less than 2.00 to 1.00, in each case tested quarterly. The Agreement also requires the Company to maintain a springing minimum interest coverage ratio of 1.50 to 1.00, tested quarterly whenever there is an outstanding balance on the revolving credit facility.  The Agreement expires in July 2025.  At March 31, 2024 the Company's borrowing availability under the Agreement was $11.3 million after consideration of a $0.1 million outstanding letter of credit. At March 31, 2024, the Company was in compliance with all covenants under the Agreement.  The Company had no borrowings outstanding under the Agreement at March 31, 2024 and September 30, 2023.

9. Stock-Based Compensation

During the six months ended March 31, 2024, the Company issued 213,200 restricted stock units (“RSUs”) under its 2014 Long Term Incentive Plan, as amended. The RSUs issued include both time-based and performance-based vesting provisions. The weighted average grant date fair value of each RSU was $12.23 per unit. The grant date fair value of the RSUs was $2.6 million, which will be charged to expense over the next four years as the restrictions lapse. Compensation expense for the RSUs was determined based on the closing market price of the Company’s stock on the date of grant applied to the total number of units that are anticipated to fully vest. Each RSU represents a contingent right to receive one share of the Company’s common stock upon vesting.

As of March 31, 2024, there were 400,020 RSUs outstanding. As of March 31, 2024, the Company had unrecognized compensation expense of $2.9 million relating to RSUs that is expected to be recognized over a weighted average period of 2.8 years.

10. Earnings (Loss) Per Common Share

The following table summarizes the calculation of net earnings (loss) and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings (loss) per share (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Net income (loss)	$(4,327)	$4,637	$8,352	$4,540
Less: Income allocable to unvested restricted stock	—	—	—	—
Income (loss) attributable to common shareholders for diluted earnings (loss) per share	$(4,327)	$4,637	$8,352	$4,540
Weighted average number of common share equivalents:
Common shares used in basic earnings (loss) per share	13,343,793	13,156,715	13,297,324	13,111,866
Common share equivalents outstanding related to RSUs	—	—	174,451	—
Total weighted average common shares and common share equivalents used in diluted earnings (loss) per share	13,343,793	13,156,715	13,471,775	13,111,866
Earnings (loss) per share:
Basic	$(0.32)	$0.35	$0.63	$0.35
Diluted	$(0.32)	$0.35	$0.62	$0.35

           For the calculation of diluted earnings (loss) per share for the three months ended March 31, 2024 and 2023, there were 400,020 and 394,924 non-vested RSUs, respectively, excluded from the calculation of weighted average shares outstanding since their impact on diluted earnings (loss) per share were antidilutive. For the calculation of diluted earnings per share for the six months ended March 31, 2024 and 2023, there were 225,569 and 394,924 non-vested RSUs, respectively, excluded from the calculation of weighted average shares outstanding since their impact on diluted earnings per share were antidilutive.

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

The following table summarizes the Company’s segment information (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Revenue:
Oil and Gas Markets	$10,847	$18,419	$50,756	$38,567
Adjacent Markets	12,235	12,708	22,050	23,530
Emerging Markets	1,113	191	1,347	284
Corporate	75	52	149	98
Total	$24,270	$31,370	$74,302	$62,479

Income (loss) from operations:
Oil and Gas Markets	$(3,135)	$4,176	$11,428	$6,582
Adjacent Markets	2,796	3,055	4,830	4,802
Emerging Markets	(651)	(1,007)	(1,276)	(2,220)
Corporate	(3,516)	(1,847)	(6,651)	(5,066)
Total	$(4,506)	$4,377	$8,331	$4,098

13. Income Taxes

Consolidated income tax expense for the three and six months ended March 31, 2024 was $11,000 and $111,000, respectively.  Consolidated income tax expense for the three and six months ended March 31, 2023 was $19,000 and $49,000, respectively.  The primary difference between the Company's effective tax rate and the statutory rate is adjustments to the valuation allowance against deferred tax assets.

14. Risks and Uncertainties

Concentration of Credit Risk

As of March 31, 2024, the Company had combined trade accounts receivable from two customers of $4.0 million and $2.2 million, respectively.  During the three months ended March 31, 2024, revenue recognized from these two customers was $2.3 million and $3.2 million, respectively. During the six months ended March 31, 2024 revenue recognized from these two customers was $33.7 million and $6.7 million, respectively.

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

Crude oil prices have stabilized over the past 18 months, which may result in higher cash flows for exploration and production companies. Any material changes in oil and gas prices or other market trends, like slowing growth of the global economy, could adversely impact seismic exploration activity and would likely affect the demand for the Company's products and could materially and adversely affect its results of operations and liquidity.

Generally, imbalances in the supply and demand for oil and gas will affect oil and gas prices and, in such circumstances, demand for the Company’s oil and gas products may be adversely affected when world supplies exceed demand.

Armed Conflict Between Russia and Ukraine

A portion of the Company's oil and gas product manufacturing is conducted through its wholly-owned subsidiary Geospace Technologies Eurasia LLC ("GTE"), which is based in the Russian Federation. In February 2022, the Russian Federation launched a full-scale military invasion of Ukraine, and Russia and Ukraine continue to engage in active and armed conflict. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions in addition to any direct impact on the Company's operations in Russia. As a result of the invasion, the governments of several western nations, including the U.S., Canada, the United Kingdom and the European Union, implemented new and/or expanded economic sanctions and export restrictions against Russia, Russian-backed separatist regions in Ukraine, certain banks, companies, government officials, and other individuals in Russia and Belarus. The implementation of these sanctions and exports restrictions, in combination with the withdrawal of numerous private companies from the Russian market, has had, and is likely to continue to have, a negative impact on the Company's business in the region. During fiscal year 2023 the Company imported $3.8 million of products from GTE for resale elsewhere in the world and since then has imported $1.7 million of products during the first six months of fiscal year 2024. The rapid changes in rules and implementation of new rules on imports and exports of goods involving Russia has also led to material delays in getting goods to or from Russia as port authorities struggle to keep up with the changing environment. If imports of these products from the Russian Federation are restricted by government regulation, the Company may be forced to find other sources for the manufacturing of these products at potentially higher costs. Likewise, restrictions on the Company's ability to send products to GTE, may force our subsidiary to have to find other sources for the manufacturing of these products at potentially higher costs.  However, the Company's exports to GTE have historically been limited. Boycotts, protests, unfavorable regulations, additional governmental sanctions and other actions in the region could also adversely affect the Company's ability to operate profitably. Delays in obtaining governmental approvals can affect the Company's ability to timely deliver its products pursuant to contractual obligations, which could result in the Company being liable to its customers for damages. The risk of doing business in the Russian Federation and other economically or politically volatile areas could adversely affect the Company's operations and earnings. It is possible that increasing sanctions, export controls, restrictions on access to financial institutions, supply and transportation challenges, or other circumstances or considerations could necessitate a reduction, or even discontinuation, of operations by GTE or other business in Russia.

The Company is actively monitoring the situation in Ukraine and Russia and assessing its impact on its business, including GTE. The net carrying value of GTE on the Company's consolidated balance sheet at March 31, 2024 was $5.5 million, including cash of $2.0 million. In response to sanctions imposed by the U.S. and others on Russia, the Russian government has imposed restrictions on companies' abilities to repatriate or otherwise remit cash from their Russian-based operations to locations outside of Russia. As a result, this cash can be used in our Russian operations, but we may be unable to transfer it out of Russia without incurring substantial costs, if at all. In addition to the products the Company imported from GTE, the subsidiary generated $1.8 million in revenue from domestic sales in fiscal year 2023 and has generated $1.5 million from domestic sales during the first six months of fiscal year 2024. The Company has no way to predict the duration, progress or outcome of the military conflict in Ukraine. The extent and duration of the military action, sanctions, and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and the Company's business for an unknown period of time.

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

Business Overview

Unless otherwise specified, the discussion in this Quarterly Report on Form 10-Q refers to Geospace Technologies Corporation and its subsidiaries. We principally design and manufacture seismic instruments and equipment. These seismic products are marketed to the oil and gas industry and used to locate, characterize and monitor hydrocarbon producing reservoirs. We also market our seismic products to other industries for vibration monitoring, border and perimeter security and various geotechnical applications. We design and manufacture other products of a non-seismic nature, including water meter products, imaging equipment, remote shutoff water valves and Internet of Things ("IoT") platform and provide contract manufacturing services. We report and categorize our customers and products into three different segments: Oil and Gas Markets, Adjacent Markets and Emerging Markets. In recent years, the revenue contribution from our Adjacent Markets segment has grown to represent nearly half of our total revenue, which is reflective of our diversification strategy.

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

We have also developed a marine-based wireless seismic data acquisition system called the OBX, and recently released Mariner™.  Similar to our land-based wireless systems, these marine wireless systems may be deployed in virtually unlimited channel configurations and do not require interconnecting cables between each station. We have two versions of OBX nodal stations: a shallow water version that can be used in depths up to 750 meters and a deepwater version that can be deployed in depths of up to 3,450 meters.  Through March 31, 2024, we have sold 14,000 OBX stations and we currently have 24,000 OBX stations in our rental fleet.  The Mariner™ is a continuous, cable-free, four channel autonomous, shallow water ocean bottom recorder.  Mariner™ is the next generation node designed for extended duration seabed ocean bottom seismic data acquisition. The slim profile nodes, which are part of our shallow water stations, are ideally deployed as deep as 750 meters. The device continuously records for up to 70 days and offers more rapid recharging times.  Its slim profile creates space savings on seismic survey vessels, allowing contractors to fit up to 25% more nodes into a download/charge container.  Through March 31, 2024, we have sold 7,600 Mariner™ nodes.

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

Consolidated Results of Operations

We report and evaluate financial information for three segments: Oil and Gas Markets, Adjacent Markets and Emerging Markets. Summary financial data by business segment follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Oil and Gas Markets
Traditional exploration product revenue	$3,548	$3,391	$5,311	$6,146
Wireless exploration product revenue	7,240	14,896	45,313	32,134
Reservoir product revenue	59	132	132	287
Total revenue	10,847	18,419	50,756	38,567
Operating income (loss)	(3,135)	4,176	11,428	6,582
Adjacent Markets
Industrial product revenue	9,024	9,642	15,467	17,572
Imaging product revenue	3,211	3,066	6,583	5,958
Total revenue	12,235	12,708	22,050	23,530
Operating income	2,796	3,055	4,830	4,802
Emerging Markets
Revenue	1,113	191	1,347	284
Operating loss	(651)	(1,007)	(1,276)	(2,220)
Corporate
Revenue	75	52	149	98
Operating loss	(3,516)	(1,847)	(6,651)	(5,066)
Consolidated Totals
Revenue	24,270	31,370	74,302	62,479
Operating income (loss)	(4,506)	4,377	8,331	4,098

Overview

Although in an already depressed oil and gas industry, demand further decreased in February 2020 because of the oversupply of crude oil due to failed OPEC negotiations that led to a dramatic drop in crude oil prices when combined with the impact of the COVID-19 pandemic. These declines in the demand for oil and gas have caused oil and gas exploration and production companies to experience a significant reduction in cash flows, which have resulted in reductions in their capital spending budgets for oil and gas exploration-focused activities, including seismic data acquisition activities. Crude oil prices have stabilized over the past 18 months; however, a lag in time typically occurs between higher oil prices and greater demand for our Oil and Gas Markets segment products. We believe this lag is the result of exploration and production (“E&P”) companies allocating their cash flow towards shareholder reward initiatives, such as stock buy-back programs and dividend payments, or in debt reduction. We believe this lag is a short-term trend that will continue until E&P companies decide to reinvest capital into exploration activities. As this lag persists, we expect the reduced levels of demand for our Oil and Gas Markets segment products. We also expect our land-based traditional and wireless products will continue to experience low levels of product demand until our customers consume their excess levels of underutilized equipment. As discussed below, we had a $30 million wireless product sale to a customer in the first quarter of fiscal year 2024.  However, we do not currently anticipate another product sale this large for the remainder of fiscal year 2024.

In light of current market conditions, the inventory balances in our Oil and Gas Markets business segment at March 31, 2024 continued to exceed levels we consider appropriate for the current level of product demand. We are continuing to work aggressively to reduce these legacy inventory balances; however, we are also adding new inventories for new wireless product developments and for other product demand in our Adjacent Markets segment. During periods of excessive inventory levels, our policy has been, and will continue to be, to record obsolescence expense as we experience reduced product demand and as our inventories continue to age. Although the Oil and Gas Markets segment is seeing a recovery after experiencing difficult market conditions, we have been recording additional expenses for inventory obsolescence and will continue to do so in the future until product demand and/or resulting inventory turnover return to acceptable levels.

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

Three and six months ended March 31, 2024 compared to the three and six months ended March 31, 2023

Consolidated revenue for the three months ended March 31, 2024 was $24.3 million, a decrease of $7.1 million, or 22.6%, from the corresponding period of the prior fiscal year. The decrease was primarily due to a decrease in rental revenue due to lower utilization of our OBX rental fleet.  Consolidated revenue for the six months ended March 31, 2024 was $74.3 million, an increase of $11.8 million, or 18.9%, from the corresponding period of the prior fiscal year.  The increase was largely due to a $30.0 million sale of our Mariner™ shallow water ocean bottom nodes in the first quarter of fiscal year 2024, which replaced a rental contract with the customer. We do not expect another product sale this large for the remainder of fiscal year 2024.  The increase was partially offset by (i) a decrease in rental revenue due to lower utilization of our OBX rental fleet and (ii) a decrease in demand for our industrial products from our Adjacent Markets segment.

Consolidated gross profit for the three months ended March 31, 2024 was $5.9 million, a decrease of $7.1 million, or 54.6%, from the corresponding period of the prior fiscal year. The decrease in gross profit was primarily due to decrease in utilization of our OBX rental fleet.  Consolidated gross profit for the six months ended March 31, 2024 was $28.1 million, an increase of $4.6 million, or 19.7%, from the corresponding period of the prior fiscal year. The increase was largely due to gross profit on our Mariner™ sale in the first quarter of fiscal year 2024.   The increase in gross profit was partially offset by (i) the decrease in utilization of our OBX rental fleet and (ii) a higher warranty accrual, primarily related to the Mariner™ sale.

Consolidated operating expenses for the three months ended March 31, 2024 were $10.4 million, an increase of $0.5 million, or 5.1%, from the corresponding period of the prior fiscal year. The increase was primarily due to higher research and development expense, primarily project expenditures.  Consolidated operating expenses for the six months ended March 31, 2024 were $19.8 million, a decrease of $0.9 million, or 4.4%, from the corresponding period of the prior fiscal year. The decrease was primarily due to lower personnel costs attributable to our workforce reduction in first quarter of fiscal year 2023, which included $0.4 million in employee termination costs.

In February 2023, we sold our property located at 7310 Langfield in Houston, Texas for a cash sales price of $3.7 million, net of closing costs of $0.3 million.  We recognized a gain of $1.3 million from the sale in the second quarter of fiscal year 2023.

Consolidated other income for the three months ended March 31, 2024 was $0.2 million, compared to $0.3 million from the corresponding period of the prior year. Consolidated other income for the six months ended March 31, 2024 was $0.1 million, compared to $0.5 million from the corresponding period of the prior year.  The decrease for both periods was principally due to net foreign currency transaction losses, partially offset by an increase in interest income attributable to short-term investments.

Segment Results of Operations

Oil and Gas Markets

Revenue

Revenue from our Oil and Gas Markets products for the three months ended March 31, 2024 decreased $7.6 million, or 41.1%, from the corresponding period of the prior fiscal year. Revenue from our Oil and Gas Markets products for the six months ended March 31, 2024 increased $12.2 million, or 31.6%, from the corresponding period of the prior fiscal year.  The components of these changes were as follows:

●

Traditional Exploration Product Revenue – For the three months ended March 31, 2024, revenue from our traditional products increased $0.2 million, or 4.6%, from the corresponding period of the prior fiscal year. The increase was primarily due to an increase in demand for our sensor products, partially offset by lower demand for our marine products. For the six months ended March 31, 2024, revenue from our traditional products decreased $0.8 million, or 13.6%, from the corresponding period of the prior fiscal year. The decrease was primarily due to lower demand for our sensor and marine products.

●

Wireless Exploration Product Revenue – For the three months ended March 31, 2024, revenue from our wireless exploration products decreased $7.7 million, or 51.4%, from the corresponding period of the prior fiscal year. The decrease was primarily due to a decrease in rental revenue due to lower utilization of our OBX rental fleet.  For the six months ended March 31, 2024, revenue from our wireless exploration products increased $13.2 million, or 41.0%, from the corresponding period of the prior fiscal year.  The increase was primarily due to a $30.0 million sale of our Mariner™ shallow water ocean bottom nodes, in the first quarter of fiscal year 2024, which replaced a rental contract with the customer.  The increase was partially offset by a decrease in  rental revenue attributable to lower utilization of our OBX rental fleet.

Operating Income (Loss)

Operating income (loss) associated with our Oil and Gas Markets products for the three months ended March 31, 2024 was $(3.0) million, a decrease of $7.3 million from the corresponding period of the prior fiscal year. The decrease was primarily due to lower wireless rental revenue and related gross profits due to a decrease in the utilization of our OBX rental fleet.  Operating income associated with our Oil and Gas Markets products for the six months ended March 31, 2024 was $11.4 million, an increase of $4.8 million from the corresponding period of the prior fiscal year. The increase in operating income was related to gross profits related to the Mariner™ sale.  The income was partially offset by lower wireless rental revenue and related gross profits due to a decrease in the utilization of our OBX rental fleet.

Adjacent Markets

Revenue

Revenue from our Adjacent Markets products for the three months ended March 31, 2024 decreased $0.5 million, or 3.7%, from the corresponding period of the prior fiscal year. Revenue from our Adjacent Markets products for the six months ended March 31, 2024 decreased $1.5 million, or 6.3%, from the corresponding period of the prior fiscal year. The components of this decrease was as follows:

●

Industrial Product Revenue and Services – For the three months ended March 31, 2024, revenue from our industrial products decreased $0.6 million, or 6.4%, from the corresponding period of the prior fiscal year. For the six months ended March 31, 2024, revenue from our industrial products decreased $2.1 million, or 12.0%, from the corresponding period of the prior fiscal year.  The decrease for both periods was primarily due to lower demand for both our water meter products and industrial sensor products, partially offset by an increase in demand for our contract manufacturing services.

●

Imaging Product Revenue – For the three months ended March 31, 2024, revenue from our imaging products increased $0.1 million, or 4.7%, from the corresponding period of the prior fiscal year.  For the six months ended March 31, 2024, revenue from our imaging products increased $0.6 million, or 10.5%, from the corresponding period of the prior fiscal year.  The increase for both periods was primarily due to higher demand for our film products.

Operating Income

Operating income from our Adjacent Markets products for the three months ended March 31, 2024 was $2.8 million, a decrease of $0.3 million, or 8.5%, from the corresponding period of the prior fiscal year. The decrease was primarily due to a decrease in revenue and related gross profits.  Operating income from our Adjacent Markets products for the six months ended March 31, 2024 was $4.8 million, an increase $28,000, or 0.6%, from the corresponding period of the prior fiscal year.  The increase in operating income was primarily due to higher research and development costs, largely offset by gross margin improvements.

Emerging Markets

Revenue

Revenue from our Emerging Markets products was $1.1 million for three months ended March 31, 2024 compared to $0.2 million from the corresponding period of the prior fiscal year.  Revenue from our Emerging Markets products was $1.3 million for the six months ended March 31, 2024 compared to $0.3 million from the corresponding period of the prior fiscal year.  The increase in revenue for both periods was primarily due to revenue recognized on a $1.5 million government contract.  The unrecognized revenue on this contract is approximately $0.3 million which will be recognized upon the expected completion of this contract in the fourth quarter of fiscal year 2024.

Operating Loss

Operating loss from our Emerging Markets products for the three months ended March 31, 2024 was $0.7 million, a decrease of $0.4 million, or 35.4%, from the corresponding period in the prior fiscal year. Operating loss for the six months ended March 31, 2024 was $1.3 million, a decrease of $0.9 million, or 42.5%, from the corresponding period of the prior fiscal year.  The decrease in operating loss for both periods was primarily due to an increase in revenue and related gross profits.  The decrease for the six months ended March 31, 2024 was also attributable to lower personnel costs attributable to our workforce reduction in the first quarter of fiscal year 2023.

Liquidity and Capital Resources

At March 31, 2024, we had $51.2 million in cash and cash equivalents and short-term investments.  For the six months ended March 31, 2024, we used $6.3 million of cash from operating activities.  These uses of cash included (i) the removal of $20.6 million gross profit from the sale of rental equipment is included in investing activities, a (ii)  $5.6 million increase in inventories for the strategic purchase of long lead components needed for use in wireless products, valves and contract manufacturing and (iii) $3.2 million decrease in other liabilities due to the return of customer deposits and lower accrued employee compensation costs, partially offset by an increase in our product warranty accrual and (iv) $0.7 million decrease in accounts payable due to timing of payments to our suppliers. These uses of cash were partially offset by (i) our net income of $8.4 million and net non-cash charges of $8.5 million resulting from deferred income taxes, depreciation, amortization, accretion, inventory obsolescence, stock-based compensation and provision for credit losses.  Other sources of cash included a (i) $6.0 million decrease in trade accounts and notes receivable primarily due to the timing of collections from customers and (ii) $0.9 million decrease in other assets.

For the six months ended March 31, 2024, we generated cash of $8.1 million in investing activities. Sources of cash primarily consisted of $30.5 million of proceeds from the sale of rental equipment.  Offsetting sources of cash included (i) $15.3 million in purchases of short-term investments, net, (ii) $3.9 million for additions to our equipment rental fleet and (iii) $3.2 million for additions to our property, plant and equipment.  We expect cash investments into our rental fleet will be approximately $7 million in fiscal year 2024.  We expect our cash investments in our property, plant and equipment will be approximately $5 million in fiscal year 2024.  Our capital expenditures are expected to be funded from our cash on hand, cash flows, including cash flows from rental contracts or, if necessary, borrowings under our new credit agreement.

For the six months ended March 31, 2024 we had no cash flows from financing activities.

Our available cash, cash equivalents and short-term investments was $51.2 million at March 31, 2024, which included $3.3 million of cash and cash equivalents held by our foreign subsidiaries and branch offices, of which $2.0 million was held by our subsidiary in the Russian Federation. In response to sanctions imposed by the U.S. and other countries on the Russian Federation, the Russian government has imposed restrictions on companies' abilities to repatriate or otherwise remit cash from their Russian-based operations to locations outside of Russia. As a result, this cash can be used in our Russian operations, but we may be unable to transfer it out of Russia without incurring substantial costs, if at all.  In addition, if we were to repatriate the cash held by our Russian subsidiary, we would be required to accrue and pay taxes on any amount repatriated.

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

At March 31, 2024 we had no outstanding borrowings under the Agreement and our borrowing base availability under the Agreement was $11.3 million after consideration of a $0.1 million outstanding letter of credit. We were in compliance with all covenants under the Agreement.   We do not currently anticipate the need to borrow under the Agreement, however, we may decide to do so in the future, if needed.

Our total available cash, cash equivalents and short-term investments increased $17.5 million during the six months ended March 31, 2024, largely due to the collection of an account receivable related to our first quarter 2024 Mariner™ sale.  In the absence of future profitable results of operations, we may need to rely on other sources of liquidity to fund our future operations, including executed rental contracts, available borrowings under the Agreement through its expiration in July 2025, leveraging or sales of real estate assets, sales of rental assets and other liquidity sources which may be available to us. We currently believe that our cash, cash equivalents and short-term investments will be sufficient to finance any future operating losses and planned capital expenditures through the next twelve months.

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

Critical Accounting Estimates

During the six months ended March 31, 2024, there has been no material change to our critical accounting estimates discussed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including the CEO and CFO, as of March 31, 2024, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101*

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets at March 31, 2024 and September 30, 2023 , (ii) the Consolidated Statements of Operations for the three and six months ended March 31, 2024 and 2023, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended March 31, 2024 and 2023, (iv) the Consolidated Statements of Stockholders’ Equity for the three and six months ended March 31, 2024 and 2023, (v) the Consolidated Statements of Cash Flows for the six months ended March 31, 2024 and 2023 and (vi) Notes to Consolidated Financial Statements.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in Inline XBRL and contained in Exhibit 101.

* Filed with this Quarterly Report on Form 10-Q

** Furnished with this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEOSPACE TECHNOLOGIES CORPORATION

Date:	May 10, 2024	By:	/s/ Walter R. Wheeler
Walter R. Wheeler, President
and Chief Executive Officer
(duly authorized officer)

Date:	May 10, 2024	By:	/s/ Robert L. Curda
Robert L. Curda, Vice President,
Chief Financial Officer and Secretary
(principal financial officer)