Form 10-K/A
period 2022-09-30
GEOSPACE TECHNOLOGIES CORP
filed 2024-07-02
CIK 1001115

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this "Amendment") to amend the Annual Report on Form 10-K of Geospace Technologies Corporation (the "Company") for the fiscal year ended September 30, 2022 originally filed with the Securities and Exchange Commission on November 18, 2022 (the "Original 10-K") is being filed solely to correct an administrative error in the content of the Reports of Independent Registered Public Accounting Firm to the Form 10-K that resulted in the omission of the signature of the Company’s auditors. Reports of Independent Registered Public Accounting Firm with the appropriate signatures have been included in this Amendment.

This Amendment speaks as of the original filing date and does not reflect events occurring after the filing of the Original 10-K. No revisions are being made to the Company’s financial statements or any other disclosure contained in the Original 10-K

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the certifications by our principal executive officer and principal financial officer, filed as Exhibits 31.1 and 31.2, respectively, have been revised, re-executed and re-filed as of the date of this Amendment No. 1 to the Annual Report on Form 10-K. Since no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following exhibits are filed as part of this Amendment:

Exhibits

Exhibit Number	Description of Documents

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023 formatted in iXBRL. *

* Filed herewith.

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
●
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
●
We evaluated management’s cash flow projections by comparing to historical results, inquiry of management of the reporting unit regarding additional contracts with its significant customer, review of publicly available industry information, and testing the completeness and accuracy of the data used in the projections.

●
With the assistance of our valuation specialists, we evaluated the reasonableness of the Company’s valuation methodology and the discount rates utilized by comparing them to comparable companies and market data.

/s/ RSM US LLP

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
November 18, 2022