Form 10-K/A
period 2023-09-30
GEOSPACE TECHNOLOGIES CORP
filed 2024-07-02
CIK 1001115

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this "Amendment") to amend the Annual Report on Form 10-K of Geospace Technologies Corporation (the "Company") for the fiscal year ended September 30, 2023 originally filed with the Securities and Exchange Commission on November 17, 2023 (the "Original 10-K") is being filed solely to correct an administrative error in the content of the Reports of Independent Registered Public Accounting Firm to the Form 10-K that resulted in the omission of the signature of the Company’s auditors. Reports of Independent Registered Public Accounting Firm with the appropriate signatures have been included in this Amendment.

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
November 17, 2023