Form 10-Q
period 2024-06-30
GEOSPACE TECHNOLOGIES CORP
filed 2024-08-09
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2024 OR

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

As of July 31, 2024, the registrant had 12,908,567 shares of common stock, $0.01 par value, per share outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except share amounts)

(unaudited)

	June 30, 2024	September 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$12,327	$18,803
Short-term investments	30,189	14,921
Trade accounts and note receivable, net	16,164	21,373
Inventories, net	24,557	18,430
Prepaid expenses and other current assets	2,771	2,251
Total current assets	86,008	75,778

Non-current inventories, net	17,362	24,888
Rental equipment, net	16,907	21,587
Property, plant and equipment, net	24,037	24,048
Non-current trade accounts receivable	1,510	—
Operating right-of-use assets	527	714
Goodwill	736	736
Other intangible assets, net	4,505	4,805
Other non-current assets	361	486
Total assets	$151,953	$153,042

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable trade	$4,230	$6,659
Operating lease liabilities	215	257
Other current liabilities	9,693	12,882
Total current liabilities	14,138	19,798

Non-current operating lease liabilities	368	512
Deferred tax liabilities, net	26	16
Total liabilities	14,532	20,326

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $.01 par value, 20,000,000 shares authorized; 14,204,082 and 14,030,481 shares issued, respectively; and 13,070,615 and 13,188,489 shares outstanding, respectively	142	140
Additional paid-in capital	97,067	96,040
Retained earnings	68,142	61,860
Accumulated other comprehensive loss	(17,431)	(17,824)
Treasury stock, at cost, 1,133,467 and 841,992 shares, respectively	(10,499)	(7,500)
Total stockholders’ equity	137,421	132,716
Total liabilities and stockholders’ equity	$151,953	$153,042

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenue:
Products	$20,223	$19,727	$83,434	$56,976
Rental	5,635	12,988	16,726	38,218
Total revenue	25,858	32,715	100,160	95,194
Cost of revenue:
Products	14,179	14,522	53,016	43,083
Rental	3,153	4,214	10,501	14,649
Total cost of revenue	17,332	18,736	63,517	57,732

Gross profit	8,526	13,979	36,643	37,462

Operating expenses:
Selling, general and administrative	6,941	6,655	19,313	19,477
Research and development	4,011	4,356	11,476	12,097
Provision for (recovery of) credit losses	(33)	(178)	(84)	(41)
Total operating expenses	10,919	10,833	30,705	31,533

Gain on disposal of property	—	—	—	1,315

Income (loss) from operations	(2,393)	3,146	5,938	7,244

Other income (expense):
Interest expense	(44)	(22)	(144)	(100)
Interest income	472	88	954	371
Foreign currency transaction gains (losses), net	(70)	301	(253)	593
Other, net	(37)	(66)	(104)	(72)
Total other income, net	321	301	453	792

Income (loss) before income taxes	(2,072)	3,447	6,391	8,036
Income tax expense (benefit)	(2)	219	109	268
Net income (loss)	$(2,070)	$3,228	$6,282	$7,768

Income (loss) per common share:
Basic	$(0.16)	$0.25	$0.47	$0.59
Diluted	$(0.16)	$0.24	$0.47	$0.59

Weighted average common shares outstanding:
Basic	13,216,386	13,171,654	13,270,444	13,131,795
Diluted	13,216,386	13,320,881	13,431,714	13,157,919

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net income (loss)	$(2,070)	$3,228	$6,282	$7,768
Other comprehensive income (loss):
Change in unrealized gains on available-for-sale securities, net of tax	(17)	2	(22)	17
Foreign currency translation adjustments	46	(208)	415	(1,550)
Total other comprehensive income (loss)	29	(206)	393	(1,533)
Total comprehensive income (loss)	$(2,041)	$3,022	$6,675	$6,235

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE nine months ended June 30, 2024 and 2023

(in thousands, except share amounts)

(unaudited)

	Common Stock				Accumulated
			Additional		Other
	Shares		Paid-In	Retained	Comprehensive	Treasury
	Outstanding	Amount	Capital	Earnings	Loss	Stock	Total
Balance at October 1, 2023	13,188,489	$140	$96,040	$61,860	$(17,824)	$(7,500)	$132,716
Net income	—	—	—	12,679	—	—	12,679
Other comprehensive income	—	—	—	—	506	—	506
Issuance of common stock pursuant to the vesting of restricted stock units	128,601	2	(2)	—	—	—	—
Stock-based compensation	—	—	406	—	—	—	406
Balance at December 31, 2023	13,317,090	142	96,444	74,539	(17,318)	(7,500)	146,307

Net loss	—	—	—	(4,327)	—	—	(4,327)
Other comprehensive loss	—	—	—	—	(142)	—	(142)
Issuance of common stock pursuant to the vesting of restricted stock units	45,000	—	—	—	—	—	—
Stock-based compensation	—	—	356	—	—	—	356
Balance at March 31, 2024	13,362,090	$142	$96,800	$70,212	$(17,460)	$(7,500)	$142,194

Net loss	—	—	—	(2,070)	—	—	(2,070)
Other comprehensive income	—	—	—	—	29	—	29
Purchase of treasury stock	(291,475)	—	—	—	—	(2,999)	(2,999)
Stock-based compensation	—	—	267	—	—	—	267
Balance at June 30, 2024	13,070,615	$142	$97,067	$68,142	$(17,431)	$(10,499)	$137,421

Balance at October 1, 2022	13,021,241	$139	$94,667	$49,654	$(15,313)	$(7,500)	$121,647
Net loss	—	—	—	(97)	—	—	(97)
Other comprehensive income	—	—	—	—	14	—	14
Issuance of common stock pursuant to the vesting of restricted stock units	109,748	1	—	—	—	—	1
Stock-based compensation	—	—	370	—	—	-	370
Balance at December 31, 2022	13,130,989	140	95,037	49,557	(15,299)	(7,500)	121,935

Net income	—	—	—	4,637	—	—	4,637
Other comprehensive loss	—	—	—	—	(1,341)	—	(1,341)
Issuance of common stock pursuant to the vesting of restricted stock units	40,500	—	—	—	—	—	—
Stock-based compensation	—	—	306	—	—	—	306
Balance at March 31, 2023	13,171,489	$140	$95,343	$54,194	$(16,640)	$(7,500)	$125,537

Net income	—	—	—	3,228	—	—	3,228
Other comprehensive loss	—	—	—	—	(206)	—	(206)
Issuance of common stock pursuant to the vesting of restricted stock units	15,000	—	—	—	—	—	—
Stock-based compensation	—	—	398	—	—	—	398
Balance at June 30, 2023	13,186,489	$140	$95,741	$57,422	$(16,846)	$(7,500)	$128,957

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	June 30, 2024	June 30, 2023
Cash flows from operating activities:
Net income	$6,282	$7,768
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax expense	10	1
Rental equipment depreciation	8,534	9,204
Property, plant and equipment depreciation	2,595	2,785
Amortization of intangible assets	300	622
Accretion of discounts on short-term investments	(415)	(50)
Stock-based compensation expense	1,029	1,074
Recovery of credit losses	(84)	(41)
Inventory obsolescence expense	144	2,131
Gross profit from sale of rental equipment	(20,751)	(4,318)
Gain on disposal of property	—	(1,315)
Loss (gain) on disposal of equipment	11	(432)
Realized foreign currency translation loss from dissolution of foreign subsidiary	—	38
Effects of changes in operating assets and liabilities:
Trade accounts and note receivable	5,162	(10,561)
Inventories	(5,787)	(7,175)
Other assets	(176)	453
Accounts payable trade	(1,408)	1,290
Other liabilities	(2,973)	1,654
Net cash provided by (used in) operating activities	(7,527)	3,128

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,577)	(1,862)
Proceeds from the sale of property, plant and equipment	2	4,406
Investment in rental equipment	(8,181)	(6,213)
Proceeds from the sale of rental equipment	30,948	11,095
Purchases of short-term investments	(24,033)	—
Proceeds from the sale of short-term investments	8,750	900
Net cash provided by investing activities	3,909	8,326

Cash flows from financing activities:
Purchase of treasury stock	(2,999)	—
Payments on contingent consideration	—	(175)
Net cash used in financing activities	(2,999)	(175)

Effect of exchange rate changes on cash	141	(124)
Increase (decrease) in cash and cash equivalents	(6,476)	11,155
Cash and cash equivalents, beginning of period	18,803	16,109
Cash and cash equivalents, end of period	$12,327	$27,264

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$185	$111
Inventory transferred to rental equipment	5,765	117

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet of Geospace Technologies Corporation and its subsidiaries (the “Company”) at  September 30, 2023 was derived from the Company’s audited consolidated financial statements at that date. The consolidated balance sheet at  June 30, 2024 and the consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the three and nine months ended June 30, 2024 and 2023 were prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows were made. All significant intercompany balances and transactions have been eliminated. The results of operations for the three and nine months ended June 30, 2024 are not necessarily indicative of the operating results for a full year or of future operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity at the time of purchase of three months or less to be cash equivalents.  At June 30, 2024, cash and cash equivalents included $3.4 million held by the Company’s foreign subsidiaries and branch offices, including $2.0 million held by its subsidiary in the Russian Federation.  In response to sanctions imposed by the U.S. and others on Russia, the Russian government has imposed restrictions on companies' abilities to repatriate or otherwise remit cash from their Russian-based operations to locations outside of Russia. As a result, this cash can be used in our Russian operations, but the Company may be unable to transfer it out of Russia without incurring substantial costs, if at all. In addition, if the Company were to repatriate the cash held by its Russian subsidiary, it would be required to accrue and pay taxes on any amount repatriated.

Impairment of Long-lived Assets

The Company's long-lived assets are reviewed for impairment whenever an event or circumstance indicates that the carrying amount of an asset or group of assets may not be recoverable. The impairment review, if necessary, includes a comparison of the expected future cash flows (undiscounted and without interest charges) to be generated by an asset group with the associated carrying value of the related assets. If the carrying value of the asset group exceeds the expected future cash flows, an impairment loss is recognized to the extent that the carrying value of the asset group exceeds its fair value.  During the quarter ended June 30, 2024, no events or changes in circumstances were identified indicating the carrying value of any of the Company's asset groups may not be recoverable.

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

In December 2023, the FASB issued guidance improvements on income tax disclosure which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. The guidance will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. The Company will adopt this guidance in its fourth quarter of fiscal year 2026.  The guidance allows for adoption using either a prospective or retrospective transition method. The adoption of this guidance is not expected to have any material impact on its consolidation financial statements.

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

At June 30, 2024, the Company had no deferred contract liabilities and no deferred contract cost.  At September 30, 2023, the Company had deferred liabilities of $0.7 million and no deferred contract costs.  During the three months ended June 30, 2024, revenue of $20,000 was recognized from deferred contract liabilities.  During the nine months ended June 30, 2024, revenue $0.7 million was recognized from deferred contract liabilities.  During the three and nine months ended June 30, 2024, no cost of revenue was recognized from deferred contract costs.  During the three and nine months ended June 30, 2023, no revenue was recognized from deferred contract liabilities and no cost of revenue was recognized from deferred contract costs.  At June 30, 2024, all contracts had an original expected duration of one year or less.

For the three months ended June 30, 2024 and 2023, revenue recognized from contracts with customers satisfied over-time was $0.3 million and $0.1 million, respectively.  For the nine months ended June 30, 2024 and 2023, revenue recognized from contracts with customers satisfied over-time was $1.2 million and $0.2 million, respectively. All other revenue from contracts with customers was recognized at a point-in time.  Revenue satisfied over-time for all periods presented was from the Company's Emerging Markets operating segment.  For each of the Company’s operating segments, the following table presents revenue (in thousands) only from the sale of products and the performance of services under contracts with customers.  Therefore, the table excludes all revenue earned from rental contracts.

	Three Months Ended		Nine Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Oil and Gas Markets
Traditional exploration product revenue	$2,005	$3,363	$7,239	$9,414
Wireless exploration product revenue	1,460	907	36,008	8,077
Reservoir product revenue	189	523	303	810
Total revenue	3,654	4,793	43,550	18,301

Adjacent Markets
Industrial product revenue	13,026	11,678	28,492	29,250
Imaging product revenue	2,903	3,147	9,405	9,032
Total revenue	15,929	14,825	37,897	38,282

Emerging Markets
Revenue	640	109	1,987	393

Total	$20,223	$19,727	$83,434	$56,976

See Note 12 for more information on the Company’s operating segments.

For each of the geographic areas where the Company operates, the following table presents revenue (in thousands) from the sale of products and services under contracts with customers. The table excludes all revenue earned from rental contracts:

	Three Months Ended		Nine Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Asia (including Russian Federation)	$3,430	$3,287	$39,318	$11,264
Canada	178	85	2,406	1,179
Europe	1,137	1,856	4,022	4,782
United States	14,436	13,481	35,685	37,551
Other	1,042	1,018	2,003	2,200
Total	$20,223	$19,727	$83,434	$56,976

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

The Company’s short-term investments were composed of the following (in thousands):

	As of June 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate bonds	$21,655	$—	$(21)	$21,634
U.S. treasury securities and securities of U.S. government-sponsored agency	8,566	—	(11)	8,555
Total	$30,221	$—	$(32)	$30,189

	As of September 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate bonds	$11,310	$—	$(15)	$11,295
U.S. treasury securities and securities of U.S. government-sponsored agency	3,622	4	—	3,626
Total	$14,932	$4	$(15)	$14,921

The Company had no securities in a material unrealized loss position at  June 30, 2024 and  September 30, 2023 and does not believe the unrealized losses associated with these securities represent credit losses based on the evaluation of evidence, which includes an assessment of whether it is more likely than not it will be required to sell or intend to sell the investment before recovery of the investments amortized cost basis. No gains or losses were realized during the three and nine months ended June 30, 2024 and 2023 from the sale of short-term investments.

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

The following tables present the fair value of the Company’s short-term investments by valuation hierarchy and input (in thousands):

	As of June 30, 2024
	(Level 1)	(Level 2)	(Level 3)	Totals
Short-term investments:
Corporate bonds	$—	$21,634	$—	$21,634
U.S. treasury securities and securities of U.S. government-sponsored agency		8,555		8,555
Total assets	$—	$30,189	$—	$30,189

	As of September 30, 2023
	(Level 1)	(Level 2)	(Level 3)	Totals
Short-term investments:
Corporate bonds	$—	$11,295	$—	$11,295
U.S. treasury securities and securities of U.S. government-sponsored agency	—	3,626	—	3,626
Total assets	$—	$14,921	$—	$14,921

5. Trade Accounts and Notes Receivable

Trade accounts receivable, net (excluding notes receivable) are reflected in the following table (in thousands):

	June 30, 2024	September 30, 2023
Trade accounts receivable	$17,709	$20,282
Allowance for credit losses	(35)	(125)
Total	17,674	20,157
Less current portion	(16,164)	(20,157)
Non-current trade accounts receivable	$1,510	$—

Trade accounts receivable at  June 30, 2024, included $1.5 million classified as non-current which is due in December 2025.  Credit quality indicators used for the non-current portion of this receivable consisted of historical collection experience, internal credit risk grades and collateral.  The Company determines the allowance for credit losses through a review of several factors, including historical collection experience, customer credit worthiness, current aging of customer accounts and current financial conditions of its customers. Trade accounts receivable balances are charged off against the allowance whenever it is probable that the receivable balance will not be recoverable.

Allowance for credit losses related to trade accounts receivable are reflected in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Allowance for credit losses:
Beginning of period	67	706	125	591
Provision for credit losses	5	16	60	400
Recoveries	(38)	(194)	(144)	(441)
Write-offs	—	(321)	(7)	(327)
Currency translation	1	1	1	(15)
End of period	$35	$208	$35	$208

The Company had one note receivable from a customer at September 30, 2023, with a balance of $1.2 million, which was paid in January 2024.

6. Inventories

Inventories consist of the following (in thousands):

	June 30, 2024	September 30, 2023
Finished goods	$16,588	$18,555
Work in process	6,748	11,992
Raw materials	28,187	26,832
Obsolescence reserve (net realizable value adjustment)	(9,604)	(14,061)
	41,919	43,318
Less current portion	24,557	18,430
Non-current portion	$17,362	$24,888

Inventory obsolescence expense for each of the three and nine months ended June 30, 2024, was $0.1 million.  Inventory obsolescence expense for the three and nine months ended June 30, 2023, was $0.3 million and $2.1 million, respectively.  Raw materials include semi-finished goods and component parts that totaled approximately $8.3 million and $10.6 million at June 30, 2024 and September 30, 2023, respectively.

7. Rental Equipment

The Company leases equipment to customers which generally range from daily rentals to minimum rental periods of up to one year. All of the Company’s current leasing arrangements, which the Company acts as lessor, are classified as operating leases. The majority of the Company’s rental revenue is generated from its marine-based wireless seismic data acquisition systems.

The Company regularly evaluates the collectability of its lease receivables on a lease-by-lease basis. The evaluation primarily consists of reviewing past due account balances and other factors such as the credit quality of the customer, historical trends of the customer and current economic conditions. The Company suspends revenue recognition when the collectability of amounts due are no longer probable and concurrently records a direct write-off of the lease receivable to rental revenue and limits future rental revenue recognition to cash received. As of June 30, 2024, the Company’s trade accounts receivable included lease receivables of $2.9 million.

Rental revenue related to leased equipment for the three and nine months ended June 30, 2024, was $5.6 million and $16.5 million, respectively. Rental revenue related to leased equipment for the three and nine months ended June 30, 2023 was $12.9 million and $38.0 million, respectively.

Future minimum lease obligations due from the Company’s leasing customers on operating leases executed as of  June 30, 2024, were $3.6 million, all of which is expected to be due within the next 12 months.

Rental equipment consisted of the following (in thousands):

	June 30, 2024	September 30, 2023
Rental equipment, primarily wireless recording equipment	$80,976	$82,926
Accumulated depreciation	(64,069)	(61,339)
	$16,907	$21,587

8. Long-Term Debt

On July 26, 2023, the Company entered into a credit agreement (“the Agreement”) with Woodforest National Bank, as sole lender.  The Agreement refinanced the Company's credit agreement dated May 6, 2022, with Amerisource Funding, Inc., as administrative agent and as a lender, and Woodforest National Bank, as a lender.  The Agreement provides a revolving credit facility with a maximum availability of $15 million.  Availability under the Agreement is determined based upon a borrowing base comprised of certain of the Company’s domestic assets which include (i) 80% of eligible accounts, plus (ii) 90% of eligible foreign insured accounts, plus (iii) 25% of eligible inventory plus (iv) 50% of the orderly liquidation value of eligible equipment, in each case subject to certain limitations and adjustments.  Interest shall accrue on outstanding borrowings at a rate equal to Term SOFR (Secured Overnight Financing Rate) plus a margin equal to 3.25% per annum.  The Company is required to make monthly interest payments on borrowed funds. The Agreement is secured by substantially all of the Company's assets, except for certain excluded property. The Agreement requires the Company to maintain a minimum (i) consolidated tangible net worth of $100 million, (ii) liquidity of $5 million, and (iii) current ratio no less than 2.00 to 1.00, in each case tested quarterly. The Agreement also requires the Company to maintain a springing minimum interest coverage ratio of 1.50 to 1.00, tested quarterly whenever there is an outstanding balance on the revolving credit facility.  The Agreement expires in July 2025.  At June 30, 2024, the Company's borrowing availability under the Agreement was $14.9 million after consideration of a $0.1 million outstanding letter of credit. At June 30, 2024, the Company was in compliance with all covenants under the Agreement.  The Company had no borrowings outstanding under the Agreement at June 30, 2024, and September 30, 2023.

9. Stock-Based Compensation

During the nine months ended June 30, 2024, the Company issued 233,200 restricted stock units (“RSUs”) under its 2014 Long Term Incentive Plan, as amended. The RSUs issued include both time-based and performance-based vesting provisions. The weighted average grant date fair value of each RSU was $12.26 per unit. The grant date fair value of the RSUs was $2.9 million, which will be charged to expense over the next four years as the restrictions lapse. Compensation expense for the RSUs was determined based on the closing market price of the Company’s stock on the date of grant applied to the total number of units that are anticipated to fully vest. Each RSU represents a contingent right to receive one share of the Company’s common stock upon vesting.

As of June 30, 2024, there were 412,770 RSUs outstanding. As of June 30, 2024, the Company had unrecognized compensation expense of $3.0 million relating to RSUs that is expected to be recognized over the next four years.

10. Earnings (Loss) Per Common Share

The following table summarizes the calculation of net earnings (loss) and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings (loss) per share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net income (loss)	$(2,070)	$3,228	$6,282	$7,768
Less: Income allocable to unvested restricted stock	—	—	—	—
Income (loss) attributable to common shareholders for diluted earnings (loss) per share	$(2,070)	$3,228	$6,282	$7,768
Weighted average number of common share equivalents:
Common shares used in basic earnings (loss) per share	13,216,386	13,171,654	13,270,444	13,131,795
Common share equivalents outstanding related to RSUs	—	149,227	161,270	26,124
Total weighted average common shares and common share equivalents used in diluted earnings (loss) per share	13,216,386	13,320,881	13,431,714	13,157,919
Earnings (loss) per share:
Basic	$(0.16)	$0.25	$0.47	$0.59
Diluted	$(0.16)	$0.24	$0.47	$0.59

           For the calculation of diluted earnings (loss) per share for the three months ended June 30, 2024 and 2023, there were 412,770 and 230,322 non-vested RSUs, respectively, excluded from the calculation of weighted average shares outstanding since their impact on diluted earnings (loss) per share were antidilutive. For the calculation of diluted earnings per share for the nine months ended June 30, 2024 and 2023, there were 251,500 and 364,188 non-vested RSUs, respectively, excluded from the calculation of weighted average shares outstanding since their impact on diluted earnings per share were antidilutive.

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

The following table summarizes the Company’s segment information (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenue:
Oil and Gas Markets	$9,174	$17,672	$59,930	$56,239
Adjacent Markets	15,970	14,862	38,020	38,392
Emerging Markets	640	109	1,987	393
Corporate	74	72	223	170
Total	$25,858	$32,715	$100,160	$95,194

Income (loss) from operations:
Oil and Gas Markets	$(2,302)	$3,238	$9,126	$9,820
Adjacent Markets	4,661	4,346	9,491	9,148
Emerging Markets	(1,148)	(1,047)	(2,424)	(3,267)
Corporate	(3,604)	(3,391)	(10,255)	(8,457)
Total	$(2,393)	$3,146	$5,938	$7,244

The Company's manufacturing operations for its operating business segments are combined.  Therefore, the Company does not segregate and report separate balance sheet accounts for each of its segments and therefore, no total asset information is presented in the table above.

13. Income Taxes

Consolidated income tax expense (benefit) for the three and nine months ended June 30, 2024 was $(2,000) and $0.1 million, respectively.  Consolidated income tax expense for the three and nine months ended June 30, 2023 was $0.2 million and $0.3 million, respectively.  The primary difference between the Company's effective tax rate and the statutory rate is adjustments to the valuation allowance against deferred tax assets.

14. Risks and Uncertainties

Concentration of Credit Risk

During the three and nine months ended June 30, 2024, the Company recognized revenue from one customer of $1.3 million and $35.0 million, respectively. During the three and nine months ended June 30, 2023, revenue recognized from this customer was $1.5 million and $4.4 million, respectively.  As of June 30, 2024, the Company had trade accounts receivable from this customer of $4.5 million.

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

Crude oil prices have stabilized over the past two years, which may result in higher cash flows for exploration and production companies. Any material changes in oil and gas prices or other market trends, like slowing growth of the global economy, could adversely impact seismic exploration activity and would likely affect the demand for the Company's products and could materially and adversely affect its results of operations and liquidity.

Generally, imbalances in the supply and demand for oil and gas will affect oil and gas prices and, in such circumstances, demand for the Company’s oil and gas products may be adversely affected when world supplies exceed demand.

Armed Conflict Between Russia and Ukraine

A portion of the Company's oil and gas product manufacturing is conducted through its wholly-owned subsidiary Geospace Technologies Eurasia LLC ("GTE"), which is based in the Russian Federation. In February 2022, the Russian Federation launched a full-scale military invasion of Ukraine, and Russia and Ukraine continue to engage in active and armed conflict. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions in addition to any direct impact on the Company's operations in Russia. As a result of the invasion, the governments of several western nations, including the U.S., Canada, the United Kingdom and the European Union, implemented new and/or expanded economic sanctions and export restrictions against Russia, Russian-backed separatist regions in Ukraine, certain banks, companies, government officials, and other individuals in Russia and Belarus. The implementation of these sanctions and exports restrictions, in combination with the withdrawal of numerous private companies from the Russian market, has had, and is likely to continue to have, a negative impact on the Company's business in the region. During fiscal year 2023, the Company imported $3.8 million of products from GTE for resale elsewhere in the world and since then has imported $2.5 million of products during the first nine months of fiscal year 2024. The rapid changes in rules and implementation of new rules on imports and exports of goods involving Russia has also led to material delays in getting goods to or from Russia as port authorities struggle to keep up with the changing environment. If imports of these products from the Russian Federation are restricted by government regulation, the Company may be forced to find other sources for the manufacturing of these products at potentially higher costs. Likewise, restrictions on the Company's ability to send products to GTE, may force our subsidiary to have to find other sources for the manufacturing of these products at potentially higher costs.  However, the Company's exports to GTE have historically been limited. Boycotts, protests, unfavorable regulations, additional governmental sanctions and other actions in the region could also adversely affect the Company's ability to operate profitably. Delays in obtaining governmental approvals can affect the Company's ability to timely deliver its products pursuant to contractual obligations, which could result in the Company being liable to its customers for damages. The risk of doing business in the Russian Federation and other economically or politically volatile areas could adversely affect the Company's operations and earnings. It is possible that increasing sanctions, export controls, restrictions on access to financial institutions, supply and transportation challenges, or other circumstances or considerations could necessitate a reduction, or even discontinuation, of operations by GTE or other business in Russia.

The Company is actively monitoring the situation in Ukraine and Russia and assessing its impact on its business, including GTE. The net carrying value of GTE on the Company's consolidated balance sheet at June 30, 2024, was $6.0 million, including cash of $2.0 million. In response to sanctions imposed by the U.S. and others on Russia, the Russian government has imposed restrictions on companies' abilities to repatriate or otherwise remit cash from their Russian-based operations to locations outside of Russia. As a result, this cash can be used in our Russian operations, but we may be unable to transfer it out of Russia without incurring substantial costs, if at all. In addition to the products the Company imported from GTE, the subsidiary generated $1.8 million in revenue from domestic sales in fiscal year 2023, and has generated $2.6 million from domestic sales during the first nine months of fiscal year 2024. The Company has no way to predict the duration, progress or outcome of the military conflict in Ukraine. The extent and duration of the military action, sanctions, and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and the Company's business for an unknown period of time.

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

We have also developed a marine-based wireless seismic data acquisition system called the OBX, and recently released Mariner™.  Similar to our land-based wireless systems, these marine wireless systems may be deployed in virtually unlimited channel configurations and do not require interconnecting cables between each station. We have two versions of OBX nodal stations: a shallow water version that can be used in depths up to 750 meters and a deepwater version that can be deployed in depths of up to 3,450 meters.  Through June 30, 2024, we have sold 14,000 OBX stations and we currently have 27,000 OBX stations in our rental fleet.  The Mariner™ is a continuous, cable-free, four channel autonomous, shallow water ocean bottom recorder.  Mariner™ is the next generation node designed for extended duration seabed ocean bottom seismic data acquisition. The slim profile nodes, which are part of our shallow water stations, are ideally deployed as deep as 750 meters. The device continuously records for up to 70 days and offers more rapid recharging times.  Its slim profile creates space savings on seismic survey vessels, allowing contractors to fit up to 25% more nodes into a download/charge container.  Through June 30, 2024, we have sold 7,600 Mariner™ nodes.

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

We have maintained active discussions with multiple potential clients for future PRM systems.  In July 2024, we received requests for bids on Front-End Engineering and Design studies from a major oil and gas producer issued ahead of PRM tenders that may follow.  These are multistage, large-scale opportunities.  We have not received any orders for a large-scale seabed PRM system since November 2012.

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

Consolidated Results of Operations

We report and evaluate financial information for three segments: Oil and Gas Markets, Adjacent Markets and Emerging Markets. Summary financial data by business segment follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Oil and Gas Markets
Traditional exploration product revenue	$2,005	$3,363	$7,316	$9,509
Wireless exploration product revenue	6,978	13,786	52,291	45,920
Reservoir product revenue	191	523	323	810
Total revenue	9,174	17,672	59,930	56,239
Income (loss) from operations	(2,302)	3,238	9,126	9,820
Adjacent Markets
Industrial product revenue	13,025	11,678	28,492	29,250
Imaging product revenue	2,945	3,184	9,528	9,142
Total revenue	15,970	14,862	38,020	38,392
Income from operations	4,661	4,346	9,491	9,148
Emerging Markets
Revenue	640	109	1,987	393
Loss from operations	(1,148)	(1,047)	(2,424)	(3,267)
Corporate
Revenue	74	72	223	170
Operating loss	(3,604)	(3,391)	(10,255)	(8,457)
Consolidated Totals
Revenue	25,858	32,715	100,160	95,194
Income (loss) from operations	(2,393)	3,146	5,938	7,244

Overview

Although in an already depressed oil and gas industry, demand further decreased in February 2020, because of the oversupply of crude oil due to failed OPEC negotiations that led to a dramatic drop in crude oil prices when combined with the impact of the COVID-19 pandemic. These declines in the demand for oil and gas have caused oil and gas exploration and production companies to experience a significant reduction in cash flows, which have resulted in reductions in their capital spending budgets for oil and gas exploration-focused activities, including seismic data acquisition activities. Crude oil prices have stabilized over the past two years; however, a lag in time typically occurs between higher oil prices and greater demand for our Oil and Gas Markets segment products. We believe this lag is the result of exploration and production (“E&P”) companies allocating their cash flow towards shareholder reward initiatives, such as stock buy-back programs and dividend payments, or in debt reduction. We believe this lag is a short-term trend that will continue until E&P companies decide to reinvest capital into exploration activities. As this lag persists, we expect the reduced levels of demand for our Oil and Gas Markets segment products. We also expect our land-based traditional and wireless products will continue to experience low levels of product demand until our customers consume their excess levels of underutilized equipment. As discussed below, we had a $30 million wireless product sale to a customer in the first quarter of fiscal year 2024.  However, we do not currently anticipate another product sale this large for the remainder of fiscal year 2024.

In light of current market conditions, the inventory balances in our Oil and Gas Markets business segment at June 30, 2024 continued to exceed levels we consider appropriate for the current level of product demand. We are continuing to work aggressively to reduce these legacy inventory balances; however, we are also adding new inventories for new wireless product developments and for other product demand in our Adjacent Markets segment. During periods of excessive inventory levels, our policy has been, and will continue to be, to record obsolescence expense as we experience reduced product demand and as our inventories continue to age. Although the Oil and Gas Markets segment is seeing a recovery after experiencing difficult market conditions, we have been recording additional expenses for inventory obsolescence and will continue to do so in the future until product demand and/or resulting inventory turnover return to acceptable levels.

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

Three and nine months ended June 30, 2024 compared to the three and nine months ended June 30, 2023

Consolidated revenue for the three months ended June 30, 2024, was $25.9 million, a decrease of $6.9 million, or 21.0%, from the corresponding period of the prior fiscal year. The decrease was primarily due to a decrease in rental revenue due to lower utilization of our OBX rental fleet.  Consolidated revenue for the nine months ended June 30, 2024, was $100.2 million, an increase of $5.0 million, or 5.2%, from the corresponding period of the prior fiscal year.  The increase was largely due to a $30.0 million sale of our Mariner™ shallow water ocean bottom nodes in the first quarter of fiscal year 2024, which replaced a rental contract with the customer. We do not expect another product sale this large for the remainder of fiscal year 2024.  The increase was largely offset by a decrease in rental revenue due to lower utilization of our OBX rental fleet.

Consolidated gross profit for the three months ended June 30, 2024,was $8.5 million, a decrease of $5.5 million, or 39.0%, from the corresponding period of the prior fiscal year. The increase in gross profit was primarily due to decrease in utilization of our OBX rental fleet.  Consolidated gross profit for the nine months ended June 30, 2024,was $36.6 million, a decrease of $0.8 million, or 2.2%, from the corresponding period of the prior fiscal year. The decrease in gross profit was primarily due to (i) the decrease in utilization of our OBX rental fleet and (ii) a higher warranty accrual, primarily related to the Mariner™ sale.  The decrease was largely offset offset by gross profit on our Mariner™ sale in the first quarter of fiscal year 2024.

Consolidated operating expenses for the three months ended June 30, 2024,were $10.9 million, an increase of $0.1 million, or 0.8%, from the corresponding period of the prior fiscal year. The increase was primarily due to higher sales and marketing costs, primarily personnel costs.  Consolidated operating expenses for the nine months ended June 30, 2024,were $30.7 million, a decrease of $0.8 million, or 2.6%, from the corresponding period of the prior fiscal year. The decrease was primarily due to lower personnel costs attributable to our workforce reduction in first quarter of fiscal year 2023, which included $0.4 million in employee termination costs.

In February 2023, we sold our property located at 7310 Langfield in Houston, Texas for a cash sales price of $3.7 million, net of closing costs of $0.3 million.  We recognized a gain of $1.3 million from the sale in the second quarter of fiscal year 2023.

Consolidated other income for each of the three months ended June 30, 2024, and June 30, 2023, was $0.3 million. Consolidated other income for the nine months ended June 30, 2024 was $0.5 million, compared to $0.8 million from the corresponding period of the prior year.  The decrease for the nine months ended June 30, 2024 was principally due to net foreign currency transaction losses, partially offset by an increase in interest income attributable to short-term investments.

Segment Results of Operations

Oil and Gas Markets

Revenue

Revenue from our Oil and Gas Markets products for the three months ended June 30, 2024, decreased $8.5 million, or 48.1%, from the corresponding period of the prior fiscal year. Revenue from our Oil and Gas Markets products for the nine months ended June 30, 2024, increased $3.7 million, or 6.6%, from the corresponding period of the prior fiscal year.  The components of these changes were as follows:

●

Traditional Exploration Product Revenue – For the three months ended June 30, 2024, revenue from our traditional products decreased $1.4 million, or 40.4%, from the corresponding period of the prior fiscal year.  For the nine months ended June 30, 2024, revenue from our traditional products decreased $2.2 million, or 23.1%, from the corresponding period of the prior fiscal year. The decrease for both periods was primarily due to a decrease in demand for our sensor and marine products.

●

Wireless Exploration Product Revenue – For the three months ended June 30, 2024, revenue from our wireless exploration products decreased $6.8 million, or 49.4%, from the corresponding period of the prior fiscal year. The decrease was primarily due to a decrease in rental revenue due to lower utilization of our OBX rental fleet.  For the nine months ended June 30, 2024, revenue from our wireless exploration products increased $6.4 million, or 13.9%, from the corresponding period of the prior fiscal year.  The increase was primarily due to a $30.0 million sale of our Mariner™ shallow water ocean bottom nodes, in the first quarter of fiscal year 2024, which replaced a rental contract with the customer.  The increase was partially offset by a decrease in rental revenue attributable to lower utilization of our OBX rental fleet.

Operating Income (Loss)

Operating income (loss) associated with our Oil and Gas Markets products for the three months ended June 30, 2024, was $(2.3) million, a decrease of $5.5 million from the corresponding period of the prior fiscal year. The decrease was primarily due to lower wireless rental revenue and related gross profits due to a decrease in the utilization of our OBX rental fleet.  Operating income associated with our Oil and Gas Markets products for the nine months ended June 30, 2024, was $9.1 million, a decrease of $0.7 million from the corresponding period of the prior fiscal year. The decrease in operating income for the nine months ended June 30, 2024, was primarily due to lower wireless rental revenue and related gross profits due to a decrease in the utilization of our OBX rental fleet.  The decrease was partially offset by higher gross profits on wireless product sales, primarily related to the Mariner™ sale in the first quarter of fiscal year 2024.

Adjacent Markets

Revenue

Revenue from our Adjacent Markets products for the three months ended June 30, 2024, increased $1.1 million, or 7.5%, from the corresponding period of the prior fiscal year. Revenue from our Adjacent Markets products for the nine months ended June 30, 2024, decreased $0.4 million, or 1.0%, from the corresponding period of the prior fiscal year. The components of these changes was as follows:

●

Industrial Product Revenue and Services – For the three months ended June 30, 2024, revenue from our industrial products increased $1.3 million, or 11.5%, from the corresponding period of the prior fiscal year.  The increase for the three months ended  June 30, 2024, was primarily due to an increase in demand for our water meter products, partially offset by a decrease in demand for our contract manufacturing services.  For the nine months ended June 30, 2024, revenue from our industrial products decreased $0.8 million, or 2.6%, from the corresponding period of the prior fiscal year.  The decrease for the nine months ended June 30, 2024, was primarily due to lower demand for both our water meter products and contract manufacturing services.

●

Imaging Product Revenue – For the three months ended June 30, 2024, revenue from our imaging products decreased $0.2 million, or 7.5%, from the corresponding period of the prior fiscal year.  The decrease for the three months ended June 30, 2024, was primarily due to lower demand for our imaging equipment, For the nine months ended June 30, 2024, revenue from our imaging products increased $0.4 million, or 4.2%, from the corresponding period of the prior fiscal year.  The increase for the nine months ended June 30, 2024, was primarily due to higher demand for our film products, partially offset by lower demand for our imaging equipment.

Operating Income

Operating income from our Adjacent Markets products for the three months ended June 30, 2024, was $4.7 million, an increase of $0.3 million, or 7.2%, from the corresponding period of the prior fiscal year. The increase for the three months ended June 30, 2024 was primarily due to (i) the increase in revenue and (ii) gross margin improvements from fully absorbing our fixed overhead.  Operating income from our Adjacent Markets products for the nine months ended June 30, 2024 was $9.5 million, an increase of $0.3 million, or 3.7%, from the corresponding period of the prior fiscal year.  The increase in operating income for nine months ended June 30, 2024 was primarily due to the gross margin improvements.  The increase in operating income for both periods was partially offset by higher research and development expense.

Emerging Markets

Revenue

Revenue from our Emerging Markets products was $0.6 million for three months ended June 30, 2024, compared to $0.1 million from the corresponding period of the prior fiscal year.  Revenue from our Emerging Markets products was $2.0 million for the nine months ended June 30, 2024, compared to $0.4 million from the corresponding period of the prior fiscal year.  The increase in revenue for both the three and nine months ended June 30, 2024, was primarily due to revenue recognized on a $1.5 million government contract.  No further revenue is expected on this contract.

Operating Loss

Operating loss from our Emerging Markets products for the three months ended June 30, 2024, was $1.1 million, an increase of $0.1 million, or 9.6%, from the corresponding period in the prior fiscal year. The increase in operating loss for the three months June 30, 2024, was primarily due to a decrease in gross profit caused by cost overruns on our $1.5 million government contract. Operating loss for the nine months ended June 30, 2024, was $2.4 million, a decrease of $0.8 million, or 25.8%, from the corresponding period of the prior fiscal year.  The decrease in operating loss for the nine months ended June 30, 2024, was primarily due to lower personnel costs attributable to our workforce reduction in the first quarter of fiscal year 2023.

Liquidity and Capital Resources

At June 30, 2024, we had $42.5 million in cash and cash equivalents and short-term investments.  For the nine months ended June 30, 2024, we used $7.5 million of cash from operating activities.  These uses of cash included a (i) $5.8 million increase in inventories for the strategic purchase of long lead components needed for use in wireless products, valves and contract manufacturing, (ii) $3.0 million decrease in other liabilities due to the return of customer deposits and lower accrued employee compensation costs, partially offset by an increase in our product warranty accrual and (iii) $1.4 million decrease in accounts payable due to timing of payments to our suppliers. These uses of cash were partially offset by our net income of $6.3 million and net non-cash charges of $12.1 million resulting from deferred income taxes, depreciation, amortization, accretion, inventory obsolescence, stock-based compensation and provision for credit losses.  Other sources of cash included a (i) $5.2 million decrease in trade accounts and notes receivable primarily due to the timing of collections from customers and (ii) $0.2 million decrease in other assets.

For the nine months ended June 30, 2024, we generated cash of $3.9 million in investing activities. Sources of cash primarily consisted of $30.9 million of proceeds from the sale of rental equipment.  Uses of cash included (i) $15.3 million in purchases of short-term investments, net, (ii) $8.2 million for additions to our equipment rental fleet and (iii) $3.6 million for additions to our property, plant and equipment.  We expect cash investments into our rental fleet will be approximately $12 million in fiscal year 2024.  We expect our cash investments in our property, plant and equipment will be approximately $5 million in fiscal year 2024.  Our capital expenditures are expected to be funded from our cash on hand, cash flows, including cash flows from rental contracts or, if necessary, borrowings under our new credit agreement.

For the nine months ended June 30, 2024, we used $3.0 million from financing activities for the purchase of treasury stock pursuant to a stock buy-back program authorized by our board of directors.  The program authorizes us to repurchase up to $5 million of our common stock in open market transactions.  At June 30, 2024, $2 million of our common stock remains available for repurchases under the program.

Our available cash, cash equivalents and short-term investments was $42.5 million at June 30, 2024, which included $3.4 million of cash and cash equivalents held by our foreign subsidiaries and branch offices, of which $2.0 million was held by our subsidiary in the Russian Federation. In response to sanctions imposed by the U.S. and other countries on the Russian Federation, the Russian government has imposed restrictions on companies' abilities to repatriate or otherwise remit cash from their Russian-based operations to locations outside of Russia. As a result, this cash can be used in our Russian operations, but we may be unable to transfer it out of Russia without incurring substantial costs, if at all.  In addition, if we were to repatriate the cash held by our Russian subsidiary, we would be required to accrue and pay taxes on any amount repatriated.

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

At June 30, 2024 we had no outstanding borrowings under the Agreement and our borrowing base availability under the Agreement was $14.9 million after consideration of a $0.1 million outstanding letter of credit. We were in compliance with all covenants under the Agreement.   We do not currently anticipate the need to borrow under the Agreement, however, we may decide to do so in the future, if needed.

Our total available cash, cash equivalents and short-term investments increased $8.8 million during the nine months ended June 30, 2024, largely due to the collection of an account receivable related to our first quarter 2024 Mariner™ sale.  In the absence of future profitable results of operations, we may need to rely on other sources of liquidity to fund our future operations, including executed rental contracts, available borrowings under the Agreement through its expiration in July 2025, leveraging real estate assets, sales of rental assets and other liquidity sources which may be available to us. We currently believe that our cash, cash equivalents and short-term investments will be sufficient to finance any future operating losses and planned capital expenditures through the next twelve months.

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

Critical Accounting Estimates

During the nine months ended June 30, 2024, there has been no material change to our critical accounting estimates discussed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including the CEO and CFO, as of June 30, 2024, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases of common stock of the Company made during the three months ended June 30, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
April 1, 2024 through April 30, 2024	$ —	$ —	$ —	$ —
May 1, 2024 through May 31, 2024	145,638	10.25	145,638	3,501,000
June 1, 2024 through June 30, 2024	145,837	10.24	145,837	2,001,000

(1) On May 9, 2024, the Board of Directors of the Company authorized a stock repurchase program under which the Company may repurchase up to $5 million of its outstanding stock.  Under the repurchase program, the Company may purchase shares of common stock on a discretionary basis from time to time through open market transactions through block trades, in privately negotiated transactions and pursuant to any trading plan that may be adopted by the Company’s management in accordance with Rule 10b5-1 of the Exchange Act, or otherwise. The timing and number of shares repurchased will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. The repurchase program has no time limit, does not obligate the Company to acquire a specified number of shares and may be modified, suspended or discontinued at any time at the Company’s discretion.  The repurchase plan will be funded using existing cash or future cash flow.

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

101*

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets at June 30, 2024 and September 30, 2023 , (ii) the Consolidated Statements of Operations for the three and nine months ended June 30, 2024 and 2023, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended June 30, 2024 and 2023, (iv) the Consolidated Statements of Stockholders’ Equity for the three and nine months ended June 30, 2024 and 2023, (v) the Consolidated Statements of Cash Flows for the nine months ended June 30, 2024 and 2023 and (vi) Notes to Consolidated Financial Statements.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in Inline XBRL and contained in Exhibit 101.

* Filed with this Quarterly Report on Form 10-Q

** Furnished with this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEOSPACE TECHNOLOGIES CORPORATION

Date:	August 9, 2024	By:	/s/ Walter R. Wheeler
Walter R. Wheeler, President
and Chief Executive Officer
(duly authorized officer)

Date:	August 9, 2024	By:	/s/ Robert L. Curda
Robert L. Curda, Vice President,
Chief Financial Officer and Secretary
(principal financial officer)