Form 10-K
period 2024-09-30
GEOSPACE TECHNOLOGIES CORP
filed 2024-11-22
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒         Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended September 30, 2024

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

There were 12,709,381 shares of the Registrant’s Common Stock outstanding as of the close of business on October 31, 2024. As of March 31, 2024, the aggregate market value of the Registrant’s Common Stock held by non-affiliates was approximately $164 million (based upon the closing price of $13.19 on March 31, 2024, as reported by The NASDAQ Global Select Market).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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

Wireless Products

We have developed multiple versions of a land-based wireless (or nodal) seismic data acquisition system. Rather than utilizing interconnecting cables as required by most traditional land data acquisition systems, each of our wireless stations operate as an independent data collection system, allowing for virtually unlimited channel configurations. As a result, our wireless systems require less maintenance, which we believe allows our customers to operate more effectively and efficiently because of its reduced environmental impact, lower weight and ease of operation. The Pioneer™ is a small lightweight, cable-free, connector-less, node.  Pioneer™ is the next generation node designed for extended duration land based seismic data acquisition. The device continuously records for up to 50 days and offers connector less charging and data downloading.  Its lightweight and connector-less design will allow contractors to operate more efficiently and at a lower cost.

We have also developed a marine-based wireless seismic data acquisition system called the OBX, and recently released Mariner™ and Aquanaut™.  Similar to our land-based wireless systems, these marine wireless systems may be deployed in virtually unlimited channel configurations and do not require interconnecting cables between each station. We have two versions of OBX nodal stations: a shallow water version that can be used in depths of up to 750 meters and a deepwater version that can be deployed in depths of up to 3,450 meters.  Through September 30, 2024, we have sold 29,000 OBX stations and we currently have 19,000 OBX stations in our rental fleet.  The Mariner™ is a continuous, cable-free, four channel autonomous, shallow water ocean bottom recorder.  Mariner™ is the next generation node designed for extended duration seabed ocean bottom seismic data acquisition. The slim profile nodes, which are part of our shallow water stations, are ideally deployed as deep as 750 meters. The device continuously records for up to 70 days and offers more rapid recharging times.  Its slim profile creates space savings on seismic survey vessels, allowing contractors to fit up to 25% more nodes into a download/charge container.  Through September 30, 2024, we have sold 7,600 Mariner™ nodes.  Our recently introduced Aquanaut™ is a deepwater, wireless seismic acquisition node capable of operating for 200 days in water as deep as 3,450 meters.

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

In the spring of 2023, we released a derivative of the OptoSeis® technology for high temperature downhole applications.  The product know as Insight by OptoSeis® offers a passive, all-optical downhole sensor network – no electronics downhole - resulting in years long operational lifetime at 150 °C.

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

●

Financial Management – Due to the cyclicality of the oil and gas industry, we have historically managed our financial risk by limiting or eliminating debt leverage in our balance sheet. While we are not opposed to moderate amounts of short-term debt during favorable business cycles, we choose to minimize our exposure to long-term debt obligations which, in our view, restrict our ability to operate during periodic difficult business cycles in the oil and gas industry similar to the recent business environment. We believe this strategy has allowed us to continue operations through difficult business cycles without disruption for debt and equity restructuring as has been seen among our peers, many of whom have significant long-term debt burdens. In addition, we have limited our investments in capital assets and have liquidated, and made appropriate reserves for, significant amounts of our inventories and rental fleet assets. We also believe that the value of our common shares outstanding will be best served in the long-term by retaining our cash to fund future cash outflows as they become necessary. In this regard, we do not anticipate paying any cash dividends in the foreseeable future, however, since fiscal year 2021 we have repurchased 1,496,701 shares of our common stock in open market transactions under stock-buy-back programs authorized by our Board of Directors.

Competition

Oil and Gas Products

We are one of the world’s largest designers and manufacturers of seismic products used in the oil and gas industry. The principal competitors for many of our traditional seismic products are Sercel (a division of Viridien, formerly a division of CGG) and INOVA. Furthermore, entities in China affiliated with Sercel, as well as other Chinese manufacturers produce low-cost oil and gas seismic products, which compete with our traditional seismic products.

The primary competitors for our land wireless data acquisition systems are SmartSolo, Sercel, INOVA, STRYDE, Geophysical Technologies and numerous smaller entities who have introduced similar versions of wireless data acquisition systems. We believe the primary competitors for our marine nodal data acquisition systems are Magseis Fairfield ASA (a division of TGS, which recently merged with PGS), Sercel and InApril AS (which merged with SAExploration in September 2024) each of whom utilizes their own proprietary nodal technology.

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

In general, most customers prefer to standardize data acquisition systems, particularly if they are used by seismic companies that have multiple crews which are able to support each other. This standardization makes it difficult for competitive manufacturers to gain market share from other manufacturers with existing customer relationships.

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

Our supply chain frequently experiences disruptions, resulting in longer lead times in materials available from suppliers and extended the shipping time for these materials to reach our facilities. These disruptions could constrain our ability to provide products to our customers in the time frame they require.

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

Two customers comprised 27.4% and 16.0% of our revenue during fiscal year 2024.  Two customers comprised 26.7% and 11.7% of our revenue during fiscal year 2023.  The following table describes our revenue by product type (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2024	2023
Traditional seismic exploration product revenue	$9,812	$12,183
Wireless seismic exploration product revenue	67,059	60,848
Seismic reservoir product revenue	584	962
Industrial product revenue	43,060	36,859
Imaging product revenue	12,565	12,180
Border & perimeter security product revenue	2,222	1,234
Corporate revenue	296	243
Total revenue	$135,598	$124,509

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

Research and Development

We expect to incur significant future research and development expenditures aimed at the development of additional products for each of our business segments. We have incurred company-sponsored research and development expenses of $16.3 million and $15.9 million during the fiscal years ended September 30, 2024 and 2023, respectively.

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

Workforce Composition - At September 30, 2024, we employed 478 people predominantly on a full-time basis, of which 461 were employed in the United States and the remainder in the United Kingdom, Canada and Colombia. Our professional staff includes geoscientists, electrical and mechanical engineers, accountants, computer and data scientists, marketing and human resource professionals. 63% of our global workforce is employed in manufacturing, 19% in engineering and 18% in sales and administration.  Our employees are not unionized. We have never experienced a work stoppage.

As a global manufacturer of high-tech offerings, we believe that a diverse workforce benefits everyone, from our skilled workforce, to our valued clients, to our trusted shareholders and our society. Our domestic workforce make-up includes 33% white, 31% Asian, 25% Hispanic or Latino, 10% Black or African American, and 1% two or more races. Women in managerial roles represent 2% of our domestic workforce. We proudly employ veterans of the US Armed Forces, who make up 5% of our domestic workforce.

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

Human Rights – Last year, we introduced a Human Rights Policy Statement which demonstrates our commitment to supporting and promoting human rights that benefit all our stakeholders, including our customers, employees, shareholders, investors, and the communities in which we live and operate. Our approach is applied in our business operations, across our supply chain and through ethical business conduct. This policy statement promotes a safe and healthy workplace, diversity and inclusion, non-discrimination and anti-harassment as well as addresses forced labor, human trafficking, and child labor. The Human Rights Policy Statement is posted to our corporate website and is adhered through our Business Code of Conduct and through responsible sourcing practices.

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

As a manufacturer, we have a responsibility to reuse or recycle waste materials from our operations. Over the last three years, we have recycled more than 423 tons of recyclable materials. Year to date 2024, we have recycled over 212 tons of manufacturing waste materials. This includes production recyclable materials (aluminum, brass, copper, stainless steel, steel, and titanium as well as armored cable, film, lithium batteries, PCB boards and solder paste) plus paper, plastic, cardboard and e-waste (electronics).

Financial Information by Segment and Geographic Area

For a discussion of financial information by segment and geographic area, see Note 20 to the consolidated financial statements contained in this Annual Report on Form 10-K. For a description of risks attendant to our foreign operations, please see “Risk Factors - Our Foreign Subsidiaries and Foreign Marketing Efforts Are Subject to Additional Political, Economic, Legal and Other Uncertainties Not Generally Associated with Domestic Operations".

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

The Ongoing Armed Conflict Between Russia and Ukraine Could Adversely Affect Our Business and Results of Operations.

In February 2022, the Russian Federation launched a full-scale military invasion of Ukraine, and Russia and Ukraine and continue to engage in active and armed conflict as of November 2024. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. As a result of the invasion, the governments of several western nations, including the U.S., Canada, the United Kingdom and the European Union, implemented new and/or expanded economic sanctions and export restrictions against Russia, Russian-backed separatist regions in Ukraine, certain banks, companies, government officials, and other individuals in Russia and Belarus.

A portion of our oil and gas product manufacturing was conducted through our wholly-owned subsidiary, Geospace Technologies Eurasia LLC ("GTE") in the Russian Federation.  In August 2024, we sold these operations to a group of former employees of GTE.  We have continued to purchase products from the new ownership and expect to continue to do so for the foreseeable future. However, the rapid changes in rules and implementation of new rules on imports and exports of goods involving Russia has also led to serious delays in getting goods to or from Russia as port authorities struggle to keep up with the changing environment. If imports of these products from the Russian Federation are restricted by government regulation, we may be forced to find other sources for the manufacturing of these products at potentially higher costs.  The risk of doing business in the Russian Federation and other economically or politically volatile areas could adversely affect our operations and earnings.

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

Based on customer billing data, revenue to customers outside the United States accounted for approximately 53% of our revenue during fiscal year 2024; however, we believe the percentage of revenue outside the United States is likely higher since many of our products are first delivered to a domestic location and ultimately shipped to a foreign location. We again expect revenue outside of the United States to represent a substantial portion of our revenue for fiscal year 2025 and subsequent years.

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

Increases in Tariffs, Trade Restrictions or Taxes on our Products Could Have an Adverse Impact on our Operations.

In fiscal year 2024, customers outside the United States accounted for approximately 53% of our revenues. We also purchase a portion of our raw materials from suppliers in China and other foreign countries. The commerce we conduct in the international marketplace makes us subject to tariffs, trade restrictions and other taxes when the raw materials we purchase, and the products we ship, cross international borders. Trade tensions between the United States and China, as well as those between the U.S. and Canada, Mexico and other countries have been escalating in recent years. Trade tensions have led to a series of tariffs imposed by the U.S. on imports from China, as well as retaliatory tariffs imposed by China on imports from the U.S. If the U.S. and China are able to negotiate the issues to restore a mutually advantageous and fair trading regime, the increased tariffs could be eliminated. Certain raw materials we purchase from China are subject to these tariffs which has increased our manufacturing costs. Products we sell into certain foreign markets could also become subject to similar retaliatory tariffs, making the products we sell uncompetitive to similar products not subjected to such import tariffs. Further changes in U.S. trade policies, tariffs, taxes, export restrictions or other trade barriers, or restrictions on raw materials including rare earth minerals, may limit our ability to produce products, increase our manufacturing costs, decrease our profit margins, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase raw materials, which could have a material adverse effect on our business, results of operations or financial conditions.

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

Our Credit Risk Could Increase and We May Incur Credit Loss Write-Offs If Our Customers Continue to Face Difficult Economic Circumstances.

While we believe that our allowance for credit losses is adequate in light of known circumstances, additional amounts attributable to uncollectible accounts and notes receivable and credit loss write-offs may have a material adverse effect on our future results of operations. Many of our oil and gas customers are not well capitalized and as a result cannot always pay our invoices when due. We have in the past incurred write-offs in our accounts and notes receivable due to customer credit problems. We have found it necessary from time to time to extend trade credit, including promissory notes, to long-term customers and others where some risks of non-payment exist. Many of our oil and gas customers continue to experience significant liquidity difficulties, which increase those credit risks, due to prolonged periods of low crude oil prices. An increase in the level of credit losses and any deterioration in our credit risk could adversely affect the price of our stock. In addition, we rent equipment to our oil and gas customers who utilize such equipment in various countries around the world. If these customers experience financial difficulties, it could be difficult or impossible to retrieve our rental equipment from foreign countries.

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

Our Storage of Lithium Batteries is a Fire Hazard.

We use lithium batteries in several of our products which are stored at our Pinemont facility. These batteries are known to pose significant fire hazards. Should a fire occur, it could result in personal injuries, damage to our facility and likely interrupt our manufacturing operations.  Such an event could materially and adversely affect our business operations.  We currently evaluating our fire suppression system in an effort further to mitigate this risk.

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

Legal and Compliance Risks

Our Global Operations Expose Us to Risks Associated with Conducting Business Internationally, Including Failure to Comply with U.S. Laws Which Apply to International Operations, Such as the Foreign Corrupt Practices Act and U.S. Export Control Laws, as Well as the Laws of Other Countries

We have offices in Brazil, Colombia, Canada and the United Kingdom, in addition to our offices in the United States. In addition to the risks that are inherent in conducting business internationally, we are also liable for compliance with international and U.S. laws and regulations that apply to our international operations. These laws and regulations include data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export control laws, U.S. laws such as the Foreign Corrupt Practices Act and similar laws in other countries which also prohibit certain payments to governmental officials or certain payments or remunerations to customers. Many of our products are subject to U.S. export law restrictions that limit the destinations and types of customers to which our products may be sold, or require an export license in connection with revenue transactions outside the United States. Given the high level of complexity of these laws, there is a risk that some provisions may be inadvertently breached, for example through the negligent or the unauthorized intentional behavior of individual employees, our failure to comply with certain formal documentation requirements or otherwise. Additionally, we may be held liable for actions taken by our local dealers and partners. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brands, our international expansion efforts, our ability to attract and retain employees, our business and our operating results.

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

We Have a Relatively Small Public Float, and Our Stock Price May be Volatile.

At September 30, 2024, we have approximately 11.8 million shares outstanding held by non-affiliates. This limited number of shares outstanding results in a relatively limited market for our common stock. Our daily trading volume for the year ended September 30, 2024 averaged approximately 85,000 shares. Our small float and daily trading volumes have in the past caused, and may in the future result in, significant volatility in our stock price.

Financial and Accounting Risks

Unfavorable Currency Exchange Rate Fluctuations Could Adversely Affect Our Results of Operations.

Substantially all of our third-party revenue from the United States is invoiced in U.S. dollars, though from time to time we may invoice revenue transactions in foreign currencies including intercompany sales. As a result, we may be subject to foreign currency fluctuations on our revenue. The reporting currency for our financial statements is the U.S. dollar. However, the assets, liabilities, revenue and costs of our Canadian and United Kingdom subsidiaries and our Brazilian and Colombian branch offices are denominated in currencies other than U.S. dollars. To prepare our consolidated financial statements, we must translate those assets, liabilities, revenue and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus these other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. These translations could result in significant changes to our results of operations from period to period. For the fiscal year ended September 30, 2024, approximately 6% of our consolidated revenue was related to the operations of our foreign subsidiaries and branches.

Our Long-Lived Assets May be Subject to Impairment.

We periodically assess our long-lived assets for impairment. Significant sustained future decreases in crude oil and natural gas prices may require us to write down the value of our long-lived assets in our Oil and Gas Markets business segment, including our manufacturing facilities, manufacturing equipment and rental equipment if future cash flows anticipated to be generated from these assets fall below the asset’s net book value. Furthermore, we may be required to write down the value of other intangible assets related to our acquisition of the OptoSeis® fiber optic sensing technology or the goodwill and other intangible assets related to our Aquana acquisition if sufficient cash flows are not generated to recover the carrying value of such assets. If we are forced to write down the value of our long-lived assets, these non-cash asset impairments could adversely affect our results of operations.

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

Item 1C. Cybersecurity

Cybersecurity Breaches and Other Disruptions of Our Information Technology Network and Systems Could Adversely Affect Our Business.

Our Senior Vice President of Information Technology (who is also a certified Chief Information Security Officer) manages our security program.  Oversight of the program occurs via IT metrics-based updates provided to an Information Technology Steering team (consisting of the executive officers and other key employees of the Company) on a quarterly basis.  Additionally, multiple elements of our cybersecurity security program are tested internally and externally on a bi-yearly basis in alignment with our Sarbanes-Oxley information security controls and we engage independent third parties annually to assess the risks associated with our information technology assets. Our cybersecurity program is part of our enterprise risk management strategy and includes policies and procedures designed to safeguard the confidentiality, integrity, and availability of our information assets. Lastly, a cybersecurity risk assessment is provided to our Board of Directors on an annual basis which includes metrics, security incidents, key risk indicators, and risk mitigation plan as well as on the status of material risks, mitigation measures, and incidents related to such risks. Our Board of Directors has overall responsibility for risk oversight, with the Information Technology Steering team assisting the Board in performing this function based on its respective areas of expertise. As such, the Information Technology Steering team performs materiality determinations of cyber incidents and advises the Board of directors accordingly.

We maintain a comprehensive cybersecurity risk management program that aligns to the National Institute of Standards and Technology (NIST) Cyber Security Framework and adopts a variety of cybersecurity best practices across the enterprise. We leverage industry-leading cybersecurity vendors that provide the following capabilities: Managed Detection and Response (MDR); a Security Operations Center (SOC) that monitors the Company’s IT assets on a 24x7x365 basis; tools to interdict emails with phishing links and malware payloads; data leak protection tools that provide real-time interdiction of data transfers outside of normal business usage; vulnerability detection and automated patching tools; firewalls and instruction detection systems; multi-factor authentication mechanisms; mobile device management systems; penetration testing; and various third-party assessments.  Our critical IP data is maintained on segmented, access-controlled data stores. We utilize a variety of backup mechanisms for its data including both warm and cold storage solutions.  Lastly, we utilize token-based technologies to support Payment Card Industry Data Security Standard (PCI DSS) compliant safe handling and protection of credit card data.

We have a defined security policy that is reviewed on an annual basis.  We have established response procedures for cyber-security incidents and tests the procedures on a periodic basis. We provide robust computer-based cybersecurity and wire fraud / phishing awareness training to all new employees as well as training to existing employees on an annual basis. We have not experienced material information security incidents in the last three years nor have we incurred any material expenses related to penalties and/or settlements related to a material breach nor have we been materially affected or reasonably likely to have had a material adverse effect on us, our business strategy, results of operations, or financial condition. Nevertheless, we do carry a cybersecurity insurance policy.

Item 2. Properties

As of September 30, 2024, our operations included the following locations:

Location	Owned/Leased	Approximate Square Footage/Acreage	Use	Segment (see notes below)
Houston, Texas	Owned	387,000	See Note 1 below	5 and 6
Houston, Texas	Owned	17.3 acres	See Note 2 below	5
Austin, Texas	Leased	9,000	See Note 3 below	5
Melbourne, Florida	Leased	7,000	See Note 4 below	7
Calgary, Alberta, Canada	Owned	45,000	Manufacturing, sales and service	5 and 6
Luton, Bedfordshire, England	Owned	8,000	Sales and service	6
Bogotá, Colombia	Owned	19,000	Sales and service	5

(1)

This property is located at 7007 Pinemont Drive in Houston, Texas (the “Pinemont Facility”). The Pinemont Facility contains substantially all manufacturing activities and all engineering, selling, marketing and administrative activities for us in the United States. The Pinemont Facility also serves as our international corporate headquarters.

(2)

This property is located adjacent to the Pinemont Facility. It is currently being used as additional parking for the Pinemont Facility and legacy structures are being used to support our manufacturing and warehousing operations. This facility is classified as "Property held for sale" on our accompanying consolidated balance sheet as of September 30, 2024.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Holders of Record

Our common stock is traded on The NASDAQ Global Select Market under the symbol “GEOS”. On October 31, 2024, there were approximately 136 holders of record of our common stock, and the closing price per share on such date was $11.20 as quoted by The NASDAQ Global Select Market.

Market Information for Common Stock

The following table shows the high and low per share sales prices for our common stock reported on The NASDAQ Global Select Market.

Year Ended September 30, 2024:	Low	High
Fourth Quarter
Third Quarter	$8.09	$10.81
Second Quarter	8.49	14.83
First Quarter	11.40	17.09
	10.35	13.74
Year Ended September 30, 2023:
Fourth Quarter	$7.22	$14.59
Third Quarter	6.60	9.16
Second Quarter	3.96	7.55
First Quarter	3.76	4.88

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

Securities Authorized for Issuance under Equity Compensation Plans

The following equity plan information is provided as of September 30, 2024:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
	(In shares)	(In dollars per share)	(In shares)
Equity Compensation Plans Approved by Security Holders (1)	408,895	N/A	827,088
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	408,895	N/A	827,088

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

Recent Sales of Unregistered Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to purchases of common stock of the Company made during the three months ended September 30, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
July 1, 2024 through July 31, 2024	$ 164,048	$ 9.09	$ 164,048	$ 501,000
August 1, 2024 through August 31, 2024	141,695	9.23	141,695	1,186,000
September 1, 2024 through September 30, 2024	57,491	9.88	57,491	615,000

(1) On May 9, 2024, the Company's Board of Directors (the "Board") authorized a stock repurchase program ("the program") under which the Company may repurchase up to $5 million of its outstanding stock.  On August 8, 2024, the Board approved an extension to the Program increasing the dollar amount of shares allowed to be purchased to $7 million, Under the Program, the Company may purchase shares of common stock on a discretionary basis from time to time through open market transactions through block trades, in privately negotiated transactions and pursuant to any trading plan that may be adopted by the Company’s management in accordance with Rule 10b5-1 of the Exchange Act, or otherwise. The timing and number of shares repurchased will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. The Program has no time limit, does not obligate the Company to acquire a specified number of shares and may be modified, suspended or discontinued at any time at the Company’s discretion.  The repurchase plan will be funded using existing cash or future cash flow.

Item 6. [Reserved]

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

Cautionary Note Regarding Forward-Looking Statements and Assumptions

This Annual Report on Form 10-K and the documents incorporated by reference herein, if any, contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “intend”, “expect”, “plan”, “budget”, “forecast”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue”, “evaluating” or similar words. Statements that contain these words should be read carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other forward-looking information. Examples of forward-looking statements include, among others, statements that we make regarding our expected operating results, the adoption, results and success of our rollout of our Aquana smart water valves and cloud-based control platform, future demand for our Quantum security solutions, the adoption and sale of our products in various geographic regions, potential tenders for PRM systems, future demand for OBX rental equipment, the adoption of Quantum's SADAR® product monitoring of subsurface reservoirs, the completion of new orders for our channels of our GCL system, the fulfillment of customer payment obligations, the impact of the current armed conflict between Russia and Ukraine, our ability to manage changes and the continued health or availability of management personnel, volatility and direction of oil prices, anticipated levels of capital expenditures and the sources of funding therefor, and our strategy for growth, product development, market position, financial results and the provision of accounting reserves. These forward-looking statements reflect our current judgment about future events and trends based on the information currently available to us. However, there will likely be events in the future that we are not able to predict or control. The factors listed under the caption “Risk Factors”, as well as cautionary language in this Annual Report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Such examples include, but are not limited to, the failure of the Quantum or OptoSeis® or Aquana technology transactions to yield positive operating results and decreases in commodity price levels which could reduce demand for our products, the failure of our products to achieve market acceptance (despite substantial investment by us) our sensitivity to short term backlog, delayed or cancelled customer orders, product obsolescence resulting from poor industry conditions or new technologies, bad debt write-offs associated with customer accounts, inability to collect on promissory notes, lack of further orders for our OBX rental equipment, failure of our Quantum products to be adopted by the border and perimeter security market, or a decrease in such market due to governmental changes, and infringement or failure to protect intellectual property. The occurrence of the events described in these risk factors and elsewhere in this Annual Report on Form 10-K could have a material adverse effect on our business, results of operations and financial position, and actual events and results of operations may vary materially from our current expectations. We assume no obligation to revise or update any forward-looking statement, whether written or oral, that we may make from time to time, whether as a result of new information, future developments or otherwise.

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

Consolidated Results of Operations

As we have reported in the past, our revenue and operating profits have varied significantly from quarter-to-quarter, and even year-to-year, and are expected to continue that trend in the future, especially when our quarterly or annual financial results are impacted by the presence or absence of relatively large, but somewhat unpredictable, sales of our oil and gas PRM systems and/or wireless seismic data acquisition systems for land and marine applications.

We report and evaluate financial information for three segments: Oil and Gas Markets, Adjacent Markets and Emerging Markets. Summary financial data by business segment follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2024	2023
Oil and Gas Markets
Traditional exploration product revenue	$9,812	$12,183
Wireless exploration product revenue	67,059	60,848
Reservoir product revenue	584	962
Total revenue	77,455	73,993
Operating income	13,134	15,759
Adjacent Markets
Industrial product revenue	43,060	36,859
Imaging product revenue	12,565	12,180
Total revenue	55,625	49,039
Operating income	14,152	11,490
Emerging Markets
Revenue	2,222	1,234
Operating loss	(6,193)	(4,003)
Corporate
Revenue	296	243
Operating loss	(13,976)	(11,918)
Consolidated Totals
Revenue	135,598	124,509
Operating income	7,117	11,328

Overview

As further discussed below, revenue increased for all of our business segments for fiscal year 2024, confirming increased momentum in our diversification strategy. We have embarked on a diversification strategy to grow our non-Oil and Gas businesses through organic means or through acquisition.  As a result of these efforts, we have experienced steady year over year revenue growth in our Adjacent Markets segment.

Our Oil and Gas Markets segment saw a shift from rentals of our OBX marine wireless nodes to purchases of the equipment.  This shift signifies our customer’s recognition of future backlog to justify ownership versus renting the nodes.   Additionally, we experienced year over year growth in oil and gas revenue, mostly due to growing demand for wireless marine nodes for ocean bottom seismic surveys.   We do not expect significant expansion of the ocean bottom nodal market, for we expect the market is saturable and future rental fleet use will come from our customer’s need to temporarily expand their nodal fleet. We expect our Oil and Gas Markets segment to provide the majority of our revenue for years to come, but in diminishing portion to our other segments.

Growing industry acceptance of our water meter cables and connectors provides a strong enabler for additional revenue from our Adjacent Markets segment. Automatic meter reading efficiencies in operations and improved customer service has begun to be understood by the municipalities of the United States.  We expect this portion of our business to continue to grow for the foreseeable future.  Additionally, we anticipate this segment to see substantial revenue contributions from our Aquana smart water valve and IoT technology products as market traction and increased sales backlog continues to gather.  Given the well-known and often extreme volatility experienced in our Oil and Gas segment, careful expansion of products and market diversity in our Adjacent Markets segment has been a longstanding part of our strategic vision and reflects our on-going diversification efforts.

We continue to maintain a strong balance sheet with no debt.  Our current liquidity enables our ability to seek out business acquisitions, allows us to continue investments in capital assets and product research and development, which have historically driven revenue growth.

Fiscal Year 2024 Compared to Fiscal Year 2023

Consolidated revenue for fiscal year 2024 was $135.6 million, an increase of $11.1 million, or 8.9%, from fiscal year 2023. The increase in revenue was driven by increases in demand across all three of our business segments.  Revenue from our Oil and Gas Markets segment increased $3.5 million, which was largely driven by a $30.0 million sale of our Mariner™ shallow water ocean bottom nodes and a $10.5 million sale of our shallow water OBX 750E nodes, both of which replaced rental contracts with the customers. This increase was largely offset by a decrease in utilization of our OBX rental fleet and decreased demand for our traditional seismic exploration products.   Revenue from our Adjacent Markets segment increased $6.6 million primarily due to an increase in demand from our industrial products.  Revenue from our Emerging Markets segment increased $1.0 million primarily due to the completion of a government contract.

Consolidated gross profit for fiscal year 2024 was $52.6 million, an increase of $0.9 million, or 1.7%, from fiscal year 2023. Gross profit from our Adjacent Markets segment increased $4.4 million, attributable to (i) the increase in revenue and (ii) margins improvements from fully absorbing our fixed overhead.  This increase was offset by a $3.3 million decrease in gross profit from our Oil and Gas Markets segment as a result of the lower utilization of our OBX rental fleet, of which cost is primarily fixed depreciation.

Consolidated operating expenses for fiscal year 2024 were $45.5 million, an increase of $3.8 million, or 9.1%, from fiscal year 2023.  The increase was largely due to a $2.8 million non-cash impairment of intangible assets from our Emerging Markets segment.  The increase was also attributable to (i) higher selling and marketing expenses resulting from increased revenue and (ii) increased research and development expense caused by an increase in project expenditures and personnel costs.

In February 2023, we sold our real property located at 7310 Langfield Road in Houston, Texas for a cash sales price of $3.7 million, net of closing costs of $0.3 million.  We recognized a gain of $1.3 million from the sale of this property which is included as a component of our income from operations in the accompanying statement of operations.

In August 2024, we sold our oil and gas product manufacturing operations based in the Russian Federation to a group of former employees ("Buyer").  We recorded a loss of $14.5 million in connection with the transaction, of which $13.1 million was related to the impact of cumulative foreign currency translation losses previously included in accumulated comprehensive loss.  The loss on sale of this subsidiary is included as a component of other income (loss) in the accompanying statement of operations.

We have determined that the Buyer's legal entity is a variable interest entity ("VIE") due to the nature of the financing for the transaction.  While the debt represents a direct obligation to absorb significant losses of the VIE, the debt does not establish the right and power to direct activities that most significantly impact the economic performance of the entity.  We retained no equity or voting interest, have no employees that are directors or advisors of the new ownership group, and have no direct influence on the day-to-day decisions in operations or affect their ability to generate profits or losses.  As such, we have determined we are not the primary beneficiary of the entity.

The sale had no material reduction to our consolidated net assets and is not expected to have a material effect on future revenue, profits or losses.

Segment Results of Operations

Fiscal Year 2024 Compared to Fiscal Year 2023

Oil and Gas Markets

Revenue

Revenue from our Oil and Gas Markets products for fiscal year 2024 increased $3.5 million, or 4.7%, from fiscal year 2023.  The components of this increase were as follows:

●

Traditional Exploration Product Revenue – Revenue from our traditional products decreased $2.4 million, or 19.5% from the prior fiscal year. The decrease primarily reflects lower demand for our sensor and marine products.

●

Wireless Exploration Product Revenue – Revenue from our wireless exploration products increased $6.2 million, or 10.2%, from the prior fiscal year. This increase was largely due a $30.0 million sale of our Mariner™ shallow water ocean bottom nodes and a $10.5 million sale of our shallow water OBX 750E nodes, both of which replaced rental contracts with the customers. This increase was largely offset by a decrease in utilization of our OBX rental fleet.

Operating Income

Operating income associated with our Oil and Gas Markets products for fiscal year 2024 was $13.1 million, a decrease of $2.6 million, or 16.7%, from the prior fiscal year. The decrease in operating income was primarily due to lower utilization of our OBX rental fleet, of which its cost is primarily fixed depreciation.  This decrease was partially offset by lower research and development costs.

Adjacent Markets

Revenue

Revenue from our Adjacent Markets products for fiscal year 2024 increased $6.6 million, or 13.4%, from the prior fiscal year.  The components of this increase were as follows:

●

Industrial Product Revenue and Services – Revenue from our industrial products increased $6.2 million, or 16.8%, from the prior fiscal year. The increase was primarily due to higher demand for our water meter products.

●

Imaging Product Revenue – Revenue from our imaging products increased $0.4 million, or 3.2%, from the prior fiscal year. The increase was primarily due to higher demand for our film products, partially offset by a decrease in demand for our imaging equipment.

Operating Income

Operating income from our Adjacent Markets products for fiscal year 2024 was $14.2 million, an increase of $2.7 million, or 23.2%, from the prior fiscal year. The increase in operating income was primarily due to the increase in revenue and gross margin improvements.  The increase was partially offset by (i) an increase in operating expenses resulting from the increased revenue and (ii) higher research and development expense.

Emerging Markets

Revenue

Revenue from our Emerging Markets products for fiscal year 2024 was $2.2 million, compared to $1.2 million from the prior fiscal year. The increase in revenue was primarily due to revenue recognized on $1.5 million government contract completed in third quarter of fiscal year 2024.

Operating Loss

Operating loss from our Emerging Markets products for fiscal year 2024 was $6.2 million, compared to $4.0 million from the prior fiscal year.  The increase in operating loss for fiscal year 2024 was primarily due a $2.8 million non-cash impairment of intangible assets.

Liquidity and Capital Resources

At September 30, 2024, we had approximately $37.1 million in cash and cash equivalents and short-term investments.  For the fiscal year ended September 30, 2024, we used $9.1 million of cash from operating activities.  Our net loss of $6.6 million was offset by net non-cash charges of $18.8 million resulting from deferred income taxes, depreciation, amortization, impairment, accretion, inventory obsolescence, stock-based compensation and provision for credit losses.  Other uses of cash included a (i) $11.0 million increase in inventories for the strategic purchase of long lead components needed for use in wireless products, valves and contract manufacturing and (ii) $3.0 million decrease in other liabilities due to the return of customer deposits on rental contracts, partially offset by an increase in our product warranty accrual and (iii) $0.3 million increase in other assets.  These uses of cash were partially offset by a (i) $6.6 million decrease in trade accounts and notes receivable primarily due to the timing of collections from customers and (ii) $2.7 million increase in accounts payable due to timing of payments to our suppliers.

For the fiscal year ended September 30, 2024, we generated cash of $3.8 million in investing activities. Source of cash was proceeds of $32.0 million from the sale of used rental equipment. This source of cash was partially offset by (i) $3.9 million for additions to our property, plant and equipment, (ii) $8.3 million for additions to our equipment rental fleet, (iii) net disbursements of $14.7 million for purchases of short-term investments and (iv) $1.2 million for cash disposed on sale of our subsidiary.  We expect fiscal year 2025 cash investments into our rental fleet will be approximately $3 million.  We expect fiscal year 2025 cash investments in our property, plant and equipment will be approximately $8 million.  Our capital expenditures are expected to be funded from our cash on hand, internal cash flows, cash flows from our rental contracts or, if necessary, borrowings under our new credit agreement.

For the fiscal year ended September 30, 2024, we used cash of $6.4 million from financing activities for the purchase of treasury stock pursuant to a stock buy-back program authorized by our Board of Directors.  The program authorizes us to repurchase up to $7.0 million of our common stock in open market transactions.  At September 30, 2024, $0.6 million of our common stock remains available for repurchases under the program.

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

At September 30, 2024, we had no outstanding borrowings under the Agreement and our borrowing base availability under the Agreement was $14.9 million after consideration of a $0.1 million outstanding letter of credit.  We were in compliance with all covenants under the Agreement.  We do not currently anticipate the need to borrow under the Agreement; however, we may decide to do so in the future, if needed.

Our available cash, cash equivalents and short-term investments was $37.1 million at September 30, 2024, which included $1.1 million of cash and cash equivalents held by our foreign subsidiaries and branch offices.  In the absence of future profitable results of operations, we may need to rely on other sources of liquidity to fund our future operations, including executed rental contracts, available borrowings under the Agreement through its expiration in July 2025, sales or leveraging real estate assets, sales of rental assets and other liquidity sources which may be available to us. We currently believe that our cash and short-term investments will be sufficient to finance any future operating losses and planned capital expenditures through the next twelve months.

We do not have any obligations which meet the definition of an off-balance sheet arrangement, and which have or are reasonably likely to have a current or future effect on our financial statements or the items contained therein that are material to investors.

Contractual Obligations

Contingent Compensation Costs

In connection with the acquisition of Aquana in 2021, we are subject to additional contingent cash payments to the former members of Aquana over a six-year earn-out period. The contingent payments, if any, will be derived from certain eligible revenue generated during the earn-out period from products and services sold by Aquana. There is no maximum limit to the contingent cash payments that could be made. The merger agreement with Aquana requires the continued employment of a certain key employee and former member of Aquana for the first four years of the six year earn-out period for any of Aquana’s former members to be eligible to receive any earn-out payments. In accordance with ASC 805, Business Combinations, due to the continued employment requirement, no liability has been recorded for the estimated fair value of contingent earn-out payments for this transaction. Earn-outs achieved are recorded as compensation expense when incurred.

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

We record a write-down of our inventories when the cost basis of any manufactured product, including any estimated future costs to complete the manufacturing process, exceeds its net realizable value. Inventories are stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out method, except that our subsidiary in the United Kingdom uses an average cost method to value their inventories.

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

Recent Accounting Pronouncements

Please refer to Note 1 to our consolidated financial statements contained in this Annual Report on Form 10-K for a discussion of recent accounting pronouncements.

Management’s Current Outlook and Assumptions

Regarding our Oil and Gas Markets business segment, demand for our products are subject to volatile fluctuations in crude oil prices. As a result of substantial declines in crude oil prices in recent years, oil and gas exploration and production companies experienced a significant reduction in cash flows resulting in sharp reductions in their capital spending budgets for oil and gas exploration-focused activities including seismic data acquisition activities. While we experienced stronger marine nodal product sales in fiscal year 2024, the need for new seismic equipment, particularly land-based equipment, remains restrained due to our customers’ (i) limited capital resources, (ii) lack of visibility into future demand for their seismic services and (iii) in some cases, under-utilized legacy equipment. Crude oil prices have rebounded; however, lasting higher levels of oil and gas commodity pricing may not stabilize in the long term, thus continuing the challenging industry conditions we have experienced in previous fiscal years.

The vast majority of our oil and gas revenue in fiscal year 2024 was derived from wireless product sales and rentals.  We believe our wireless product sales and rentals will increase in fiscal year 2025, over 2024 levels, primarily driven by our recent introduction of our Mariner™  marine wireless system and our Pioneer™ land based wireless system, but we can make no assurance in this regard.

Many of our land-based traditional seismic products can be damaged, destroyed or otherwise consumed during our customer’s field operations. We expect fiscal year 2025 demand for our land-based traditional seismic products to remain flat over fiscal year 2024 levels.

We expect that fiscal year 2025 revenue from our oil and gas reservoir products, and principally our borehole tools and services, will increase slightly over fiscal year 2024 levels. In July 2024, we received requests for bids on Front-End Engineering and Design studies from a major oil and gas producer issued ahead of PRM tenders that may follow.  These are multistage, large-scale opportunities. If a large scale PRM order were received in fiscal year 2025, revenue would likely not be recognized until fiscal year 2026 and 2027.

We expect fiscal year 2025 revenue from our Adjacent Markets products to increase over fiscal year 2024 levels due to our acquisition of Aquana and integration of Aquana's products into our business and optimism that demand for our industrial, imaging products and contract manufacturing services will continue to increase in fiscal year 2025.

We are aggressively marketing our SADAR technologies to security and oil and gas industry customers.  While marked acceptance of SADAR as an effective analytical tool for categorizing seismic data, we continue to believe acceptance will occur.  Fiscal year 2025 revenue from our Emerging Markets products is expected to be flat or modesty increase compared to fiscal year 2024 .

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we conducted an evaluation, under supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective at a reasonable assurance level. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control Integrated Framework (2013). Based on this assessment, our management concluded that, as of September 30, 2024, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, RSM US LLP, has audited the effectiveness of our internal controls over financial reporting, as stated in their attestation report included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

In the fourth quarter of fiscal year 2024, management determined that during the first two quarters of the fiscal year there was a material weakness in the design of its internal controls over financial reporting related to segregation of duties which had the potential to materially impact substantially all account balances and transactions, which management believes did not result in a material misstatement of its financial statements.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  As of July 1, 2024, management implemented system configuration changes to address this segregation of duties issue.  We believe this measure remediated the material weakness identified and has strengthened the internal controls over financial reporting.

There have not been any other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is contained in our definitive Proxy Statement to be distributed within 120 days of September 30, 2024, in connection with our 2025 Annual Meeting of Stockholders under the captions “Election of Directors,” “Executive Officers and Compensation,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item is contained in our definitive Proxy Statement to be distributed within 120 days of September 30, 2024, in connection with our 2025 Annual Meeting of Stockholders under the caption “Executive Officers and Compensation” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is contained in our definitive Proxy Statement to be distributed within 120 days of September 30, 2024, in connection with our 2025 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference, and in Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” contained in Part II hereof.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item is contained in our definitive Proxy Statement to be distributed within 120 days of September 30, 2024, in connection with our 2025 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item is contained in our definitive Proxy Statement to be distributed within 120 days of September 30, 2024, in connection with our 2025 Annual Meeting of Stockholders under the caption “Independent Public Accountants” and is incorporated herein by reference.

PART IV

Item 15. Exhibits

Financial Statements

The financial statements listed on the accompanying Index to Financial Statements (see page F-1) are filed as part of this Annual Report on Form 10-K.

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

10.2	Employment Termination and Consulting Agreement dated June 30, 2023 between the Company and Michael J. Sheen incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2023 filed November November 17, 2023.*

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

10.5	Employment Agreement dated April 29, 2024 between Richard Kelley and the Company.**

10.6	Geospace Technologies Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed December 11, 2013).*

10.7

First Amendment to the Geospace Technologies Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed December 30, 2020).*

10.8	Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-8 filed May 21, 2014).*

10.9	Form of Employee Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 26, 2018).*

10.10	Form of Employee Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Form S-8 filed May 21, 2014).*

10.11	Form of Employee Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Form S-8 filed May 21, 2014).*

10.12	Form of Performance Option Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 20, 2015).*

10.13	Form of Consultant Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Form S-8 filed May 21, 2014).*

10.14	Form of Consultant Stock Option Award Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Form S-8 filed May 21, 2014).*

10.15	Form of Director Stock Option Award Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Form S-8 filed May 21, 2014).*

10.16	Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s Form S-8 filed May 21, 2014).*

10.17	Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed May 3, 2019).*

10.18	Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 26, 2018).*

10.19	Form of Amended and Restated Indemnity Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 26, 2015).*

10.20

Geospace Technologies Corporation Annual Bonus Program (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2017 filed December 1, 2017).*

10.21	Credit Agreement dated July 26, 2023 among the Company, and each other person from time to time party thereto as a borrower, and Woodforest National Bank, as lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 1, 2023).

10.22

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

19.1	Insider Trading Policy for Employees, Officers and Directors.**

21.1	Subsidiaries of the Registrant.**

23.1	Consent of RSM US LLP.**

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

97.1	Executive Compensation Clawback Policy.**

101

The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets as of September 30, 2024 and September 30, 2023, (ii) the Consolidated Statements of Operations for the years ended September 30, 2024 and 2023, (iii) the Consolidated Statements of Comprehensive Loss for the years ended September 30, 2024 and 2023, (iv) the Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2024 and 2023, (v) the Consolidated Statements of Cash Flows for the years ended September 30, 2024 and 2023 and (vi) Notes to Consolidated Financial Statements.**

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024 formatted in iXBRL. **

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
Walter R. Wheeler, Director and Principal Executive Officer
November 22, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WALTER R. WHEELER	Director and Principal Executive Officer	November 22, 2024
Walter R. Wheeler

/s/ ROBERT L. CURDA	Vice President, Chief Financial Officer and Secretary	November 22, 2024
Robert L. Curda	(Principal Financial Officer and Principal Accounting Officer)

/s/ GARY D. OWENS	Chairman of the Board	November 22, 2024
Gary D. Owens

/s/ MARGARET S. ASHWORTH	Director	November 22, 2024
Margaret S. Ashworth

/s/ THOMAS L. DAVIS	Director	November 22, 2024
Thomas L. Davis

/s/ EDGAR R. GIESINGER, JR.	Director	November 22, 2024
Edgar R. Giesinger, Jr.

/s/ STEPHEN C. JUMPER	Director	November 22, 2024
Stephen C. Jumper

/s/ RICHARD F. MILES	Director	November 22, 2024
Richard F. Miles

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Geospace Technologies Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Geospace Technologies Corporation and its subsidiaries (the Company) as of September 30, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the two years in the period ended September 30, 2024, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated November 22, 2024 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Inventory Valuation

As described in Note 1 to the consolidated financial statements, the Company’s consolidated inventories balance, which is stated at lower of cost or net realizable value, was $44.2 million as of September 30, 2024. The valuation of inventories is based on the Company’s periodic review of the composition of its inventories to determine if market demand, product modifications, technology changes, excessive quantities on-hand and other factors hinder its ability to recover its investment in such inventories. The Company’s assessment is based upon historical product demand, estimated future product demand and various other judgments and estimates. Inventory obsolescence reserves are recorded when such assessments reveal that portions or components of the Company’s investment will not be realized in its operating activities.

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

Our audit procedures related to the Company’s valuation of inventory included the following, among others:

●	We obtained an understanding of the relevant controls related to inventory valuation reserve and tested such controls for design and operating effectiveness.

●	We evaluated management’s calculation of the inventory valuation reserve by testing the mathematical accuracy of the calculation.

●	We tested the completeness, accuracy, and relevance of the reports and inputs used in the Company’s analysis.

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

Recoverability of Long-lived Assets—Emerging Markets Asset Group

As discussed in Note 11 to the consolidated financial statements, at September 30, 2024 the Company performed a recoverability assessment on the long-lived assets of its Emerging Markets asset group.  In performing the recoverability assessment, the Company first compared the carrying value of the asset group to the estimated undiscounted cash flows to be generated over the remaining useful life of the asset group's primary asset, its developed technology. Because the carrying value of the asset group exceeded the estimated undiscounted cash flows, the Company then estimated the fair value of the asset group and recorded an impairment charge of $2.8 million.

We identified the recoverability assessment of long-lived assets for the Emerging Market’s asset group as a critical audit matter because of the significant assumptions management used in estimating the undiscounted cash flows expected to be generated by the asset group over the remaining life of the primary asset, including revenue growth rates and projected gross margins, among others. Auditing management’s assumptions involved a high degree of auditor judgment and increased audit effort due to the impact these assumptions could have on the recoverability conclusion of the Emerging Market’s asset group and the resulting impairment recorded.

Our audit procedures related to the Company’s recoverability assessment of long-lived assets for the Emerging Markets asset group included the following, among others:

●

We obtained an understanding of the relevant controls related to management’s recoverability assessment and tested such controls for design and operating effectiveness, including controls over management’s review of the significant assumptions used in estimating the undiscounted cash flows.

●

We tested the reasonableness of management’s forecasts of revenue and gross margins by comparing them to historical results, evaluating publicly available industry information, considering the probability of additional contracts with its significant customers by reviewing supporting documentation, and comparing current year results to prior year estimates.

●	We tested the underlying data used by management in the development of the estimated undiscounted cash flows for completeness and accuracy by agreeing it to source data.

/s/ RSM US LLP

We have served as the Company's auditor since 2018.

Houston, Texas

November 22, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Geospace Technologies Corporation

Opinion on the Internal Control Over Financial Reporting

We have audited Geospace Technologies Corporation and its subsidiaries (the Company) internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated November 22, 2024, expressed an unqualified opinion.

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

November 22, 2024

Geospace Technologies Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share amounts)

	AS OF SEPTEMBER 30,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$6,895	$18,803
Short-term investments	30,227	14,921
Trade accounts and notes receivable, net	21,868	21,373
Inventories, net	26,222	18,430
Assets held for sale	1,841	—
Prepaid expenses and other current assets	2,313	2,251
Total current assets	89,366	75,778

Non-current inventories, net	18,031	24,888
Rental equipment, net	14,186	21,587
Property, plant and equipment, net	21,083	24,048
Non-current trade accounts and note receivable, net	6,375	—
Operating right-of-use assets	464	714
Goodwill	736	736
Other intangible assets, net	1,649	4,805
Other non-current assets	304	486
Total assets	$152,194	$153,042

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable trade	$8,003	$6,659
Operating lease liabilities	173	257
Other current liabilities	9,021	12,882
Total current liabilities	17,197	19,798

Non-current operating lease liabilities	339	512
Deferred tax liabilities, net	34	16
Total liabilities	17,570	20,326

Commitments and contingencies (See Note 18)

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 14,206,082 and 14,030,481 shares issued, respectively; and 12,709,381 and 13,188,489 shares outstanding, respectively	142	140
Additional paid-in capital	97,342	96,040
Retained earnings	55,282	61,860
Accumulated other comprehensive loss	(4,257)	(17,824)
Treasury stock, at cost, 1,496,701 shares and 841,992 shares, respectively	(13,885)	(7,500)
Total stockholders’ equity	134,624	132,716
Total liabilities and stockholders’ equity	$152,194	$153,042

The accompanying notes are an integral part of the consolidated financial statements.

Geospace Technologies Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	YEAR ENDED SEPTEMBER 30,
	2024	2023
Revenue:
Products	$116,036	$73,333
Rental equipment	19,562	51,176
Total revenue	135,598	124,509
Cost of revenue:
Products	69,318	55,136
Rental equipment	13,707	17,683
Total cost of revenue	83,025	72,819

Gross profit	52,573	51,690

Operating expenses:
Selling, general and administrative	26,554	25,952
Research and development	16,251	15,863
Other intangible asset impairment	2,761	—
Provision for (recovery of) credit losses	(110)	(138)
Total operating expenses	45,456	41,677

Gain on disposal of property	—	1,315

Income from operations	7,117	11,328

Other income (expense):
Loss on sale of subsidiary	(14,539)	—
Interest expense	(187)	(134)
Interest income	1,558	539
Foreign currency transaction gains (losses), net	(270)	994
Other, net	(143)	(158)
Total other income (expense), net	(13,581)	1,241

Income (loss) before income taxes	(6,464)	12,569
Income tax expense	114	363
Net income (loss)	$(6,578)	$12,206

Income (loss) per common share:
Basic	$(0.50)	$0.93
Diluted	$(0.50)	$0.92

Weighted average common shares outstanding:
Basic	13,151,600	13,146,085
Diluted	13,151,600	13,215,066

The accompanying notes are an integral part of the consolidated financial statements.

Geospace Technologies Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

	YEAR ENDED SEPTEMBER 30,
	2024	2023
Net income (loss)	$(6,578)	$12,206
Other comprehensive income (loss):
Recognition of cumulative translation adjustments due to sale of foreign entity	13,083	—
Foreign currency translation adjustments	417	(2,515)
Change in unrealized gains on available-for-sale securities, net of tax	67	4
Total other comprehensive income (loss), net	13,567	(2,511)
Total comprehensive income	$6,989	$9,695

The accompanying notes are an integral part of the consolidated financial statements.

Geospace Technologies Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the years ended September 30, 2024 and 2023

(In thousands, except share amounts)

	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Treasury Stock	Total
Balance at October 1, 2022	13,021,241	$139	$94,667	$49,654	$(15,313)	$(7,500)	$121,647

Net income	—	—	—	12,206	—	—	12,206
Other comprehensive loss	—	—	—	—	(2,511)	—	(2,511)
Issuance of common stock pursuant to the vesting of restricted stock units	167,248	1	(1)	—	—	—	—
Stock-based compensation	—	—	1,374	—	—	—	1,374
Balance at September 30, 2023	13,188,489	140	96,040	61,860	(17,824)	(7,500)	132,716

Net loss	—	—	—	(6,578)	—	—	(6,578)
Other comprehensive income	—	—	—	—	13,567	—	13,567
Issuance of common stock pursuant to the vesting of restricted stock units	175,601	2	(2)	—	—	—	—
Purchase of treasury stock	(654,709)	—	—	—	—	(6,385)	(6,385)
Stock-based compensation	—	—	1,304	—	—	—	1,304
Balance at September 30, 2024	12,709,381	$142	$97,342	$55,282	$(4,257)	$(13,885)	$134,624

The accompanying notes are an integral part of the consolidated financial statements.

Geospace Technologies Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	YEAR ENDED SEPTEMBER 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(6,578)	$12,206
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income tax expense	18	3
Rental equipment depreciation	10,859	11,766
Property, plant and equipment depreciation	3,512	3,704
Amortization of intangible assets	395	768
Intangible assets impairment expense	2,761	—
Accretion of discounts on short-term investments	(566)	(144)
Stock-based compensation expense	1,304	1,374
Provision for (recovery of) credit losses	(110)	(138)
Inventory obsolescence expense	589	2,229
Loss on sale of subsidiary	14,539	—
Realized foreign currency translation gain from dissolution of foreign subsidiary	—	38
Gross profit from sale of rental equipment	(30,998)	(4,424)
Loss on disposal of equipment	16	244
Gain on disposal of property	—	(1,315)
Effects of changes in operating assets and liabilities:
Trade accounts and notes receivable	6,593	(5,561)
Inventories	(10,985)	(11,026)
Other assets	(199)	442
Accounts payable trade	2,746	41
Other liabilities	(2,979)	5,351
Net cash provided by (used in) operating activities	(9,083)	15,558

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,857)	(3,964)
Investment in rental equipment	(8,321)	(9,920)
Proceeds from the sale of property, plant and equipment	9	4,406
Proceeds from the sale of rental equipment	31,964	11,478
Purchase of short-term investments	(32,078)	(24,782)
Proceeds from the sale of short-term investments	17,338	10,900
Cash disposed from sale of subsidiary	(1,231)	—
Net cash provided by (used in) investing activities	3,824	(11,882)

Cash flows from financing activities:
Payments of contingent consideration	—	(175)
Debt issuance costs	—	(350)
Purchase of treasury stock	(6,385)	—
Net cash used in financing activities	(6,385)	(525)

Effect of exchange rate changes on cash	(264)	(457)
Increase (decrease) in cash and cash equivalents	(11,908)	2,694
Cash and cash equivalents, beginning of fiscal year	18,803	16,109
Cash and cash equivalents, end of fiscal year	$6,895	$18,803

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity at the time of purchase of three months or less to be cash equivalents. At September 30, 2024, cash and cash equivalents included $1.1 million held by the Company’s foreign subsidiaries and branch offices.

Concentrations of Risk

Credit

The Company maintains its cash in bank deposit accounts that, at times, exceed federally insured limits. Management of the Company believes that the financial strength of the financial institutions holding such deposits minimizes the credit risk of such deposits.

The Company sells products to customers throughout the United States and various foreign countries. The Company’s normal credit terms for trade receivables are 30 days. In certain situations, credit terms may be extended to 60 days or longer. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for its trade receivables. Additionally, the Company provides long-term financing in the form of promissory notes and sales-type leases when competitive conditions require such financing. In such cases, the Company may require collateral. Allowances are recognized for immediately for expected credit losses. The Company determines the allowance for credit losses through a review of several factors, including historical collection experience, customer credit worthiness, current aging of customer accounts and current financial conditions of its customers.  Receivables are charged off against the allowance whenever it is probable that the balance will not be recoverable.

Two customers each comprised 27.4% and 16.0% of the Company’s revenue during fiscal year 2024. At September 30, 2024, the Company had trade accounts and notes receivable from these customers of $ 4.1 million and $9.5 million, respectively.  Two customers each comprised 26.7% and 11.7% of the Company’s revenue during fiscal year 2023. At September 30, 2023, the Company had trade accounts and notes receivable from these customers of $3.5 million and $4.8 million, respectively.

Geospace Technologies Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Supplier

Certain models of the Company’s oil and gas marine wireless products require a timing device it purchases from a United States of America manufacturer. The Company currently does not possess the ability to manufacture this component and has no other reliable source for this device. If this manufacturer were to discontinue its production of this timing device, were to become unwilling to contract with the Company on competitive terms or were unable to supply the component in sufficient quantities to meet its requirements, the Company’s ability to compete in the marine wireless marketplace could be impaired, which could adversely affect its financial performance. The device is used in certain models of the Company’s rental equipment. The Company had no product sales in fiscal year 2024 requiring this device.  Product sales requiring this device in fiscal year 2023 represented approximately 4% of the Company's revenue.

The Company purchases all of its thermal film from one manufacturer for its imaging products. Except for the film sold to the Company by this manufacturer, the Company knows of no other source for thermal film that performs as well in its imaging equipment. If the manufacturer were to discontinue producing thermal film, were to become unwilling to contract with the Company on competitive terms or were unable to supply thermal film in sufficient quantities to meet its requirements, the Company’s ability to compete in the direct thermal imaging marketplace could be impaired, which could adversely affect its financial performance. Thermal film sales represented approximately 5% of the Company’s revenue in each of fiscal years 2024 and 2023.

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

Short-term Investments

The Company classifies its short-term investments as available-for-sale debt securities which have maturities of less than one year.  These securities are carried at fair market value with net unrealized gains and losses reported as a component of accumulated other comprehensive loss in stockholders’ equity. Credit losses are recorded as an allowance rather than a reduction of the amortized cost basis for debt securities determined to be impaired for which there is neither an intent nor a more-likely-than-not requirement to sell. Reversals of credit losses are recorded in current period income as they occur.

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

At September 30, 2024, in light of the Company's historical losses and continued delays in obtaining additional contracts from the U.S. Customs and Border Protection and other customers on its Emerging Markets segment, the Company performed a recoverability assessment on the long-lived assets of its Emerging Markets asset group in which its carrying value was compared to estimated undiscounted cash flows over the remaining useful life of the asset group's primary asset, its developed technology.  The carrying value of the asset group was in excess of the estimated undiscounted future cash flows.  Accordingly, a fair value analysis was performed.  Based on the assessment, the Company determined the fair value of the asset was less than its carrying value.  The Company used an excess earnings approach to value the asset.  Key assumptions used in the analysis include revenue, gross margin and cash flow projections. As a result of the assessment, the Company recorded an impairment charge of $2.8 million on this asset group, which impaired its developed technology intangible asset in its entirety.

Goodwill

The Company conducts its evaluation of goodwill at the reporting unit level on an annual basis as of September 30 and more frequently if events or circumstances indicate that the carrying value of a reporting unit exceeds its fair value. The Company first assesses qualitative factors to determine if the fair value of a reporting unit exceeds its carrying amount. If, based on the qualitative assessment of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is more than its carrying amount then it does not perform a quantitative assessment. However, if the Company concludes otherwise, then a it performs a quantitative assessment.  If, based on the quantitative assessment, the Company determines that the fair value of a reporting unit is less that its carrying amount, a goodwill impairment is recognized equal to the difference between the carrying amount of the reporting unit and its fair value, not to exceed the carrying amount of the goodwill.

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

Changes in the product warranty reserve are reflected in the following table (in thousands):

Balance at October 1, 2022	$524
Accruals for warranties issued during the year	1,655
Settlements made (in cash or in kind) during the year	(1,521)
Balance at September 30, 2023	658
Accruals for warranties issued during the year	2,331
Settlements made (in cash or in kind) during the year	(1,738)
Balance at September 30, 2024	$1,251

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

In December 2023, the FASB issued guidance regarding improvements in income tax disclosure which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. The guidance will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. The Company will adopt this guidance in its fourth quarter of fiscal year 2026.  The guidance allows for adoption using either a prospective or retrospective transition method. The adoption of this guidance is not expected to have any material impact on its consolidation financial statements.

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

The Company has elected to treat shipping and handling activities in a sales transaction after the customer obtains control of the goods as a fulfillment cost and not as a promised service. Accordingly, fulfillment costs related to the shipping and handling of goods are accrued at the time of shipment. Amounts billed to a customer in a sales transaction related to reimbursable shipping and handling costs are included in revenue, and the associated costs incurred by the Company for reimbursable shipping and handling expenses are reported in cost of revenue. The Company incurred shipping and handling expenses of $0.3 million and $0.5 million, respectively, for the fiscal years ended September 30, 2024 and 2023, respectively.

At September 30, 2024, the Company had no deferred contract liabilities and no deferred contract costs.   At September 30, 2023, the Company had deferred contract liabilities of $0.7 million and no deferred contract cost.  At October 1, 2022, the Company had no deferred contract liabilities and no deferred contract costs.  At October 1, 2022, the Company had accounts receivable from contracts with customers of $13.2 million.  For the fiscal year ended September 30, 2024, revenue of $0.7 million was recognized from deferred contract liabilities.  For the fiscal year ended September 30, 2023, no revenue was recognized from deferred contract liabilities and no cost of revenue was recognized from deferred contract costs.  At September 30, 2024, all contracts had an original duration of one year or less.

For the fiscal years ended September 30, 2024 and 2023, revenue recognized from contracts with customers satisfied over-time was $1.3 million and $0.2 million, respectively. All other revenue from contracts with customers was recognized at a point-in-time.  Revenue satisfied over-time for the fiscal years ended  September 30, 2024 and 2023 over-time was from the Company's Emerging Markets operating segment.

Geospace Technologies Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

For each of the Company’s operating segments, the following table presents revenue only from the sale of products and the performance of services under contracts with customers (in thousands). Therefore, the table excludes all revenue earned from rental contracts.

	YEAR ENDED SEPTEMBER 30,
	2024	2023
Oil and Gas Markets
Traditional exploration product revenue	$9,666	$12,081
Wireless exploration product revenue	48,094	10,168
Reservoir product revenue	596	962
Total revenue	58,356	23,211

Adjacent Markets
Industrial product revenue	43,058	36,859
Imaging product revenue	12,400	12,029
Total revenue	55,458	48,888

Emerging Markets
Revenue	2,222	1,234

Total	$116,036	$73,333

See Note 20 for more information on the Company’s operating segments.

For each of the geographic areas where the Company operates, the following table presents revenue from the sale of products and performance of services under contracts with customers (in thousands). Therefore, the table excludes all revenue earned from rental contracts.

	YEAR ENDED SEPTEMBER 30,
	2024	2023
Asia (including Russian Federation)	$43,831	$13,006
Canada	1,578	1,032
Europe	6,430	5,976
Mexico	1,959	1,792
South America	384	448
United States	61,009	49,828
Other	845	1,251
	$116,036	$73,333

Revenue is attributable to countries based on the ultimate destination of the product sold, if known. If the ultimate destination is not known, revenue is attributable to countries based on the geographic location of the initial shipment.

Geospace Technologies Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

3.  Sale of Subsidiary

On August 30, 2024, the Company sold its oil and gas product manufacturing operations based in the Russian Federation.  The sale was consummated pursuant to a stock purchase agreement between the Company and a group of former employees based in the Russian Federation ("the Buyer").  Consideration to the Company consists of a $1.0 million cash payment due from the buyer within 90 days of the sale and a $3.5 million promissory note.  The note is for a 10-year term and bears interest at 5% per annum. Principal and interest installments of $37,000 are due monthly.   The Company recorded a loss on sale in connection with the transaction of $14.5 million, of which $13.1 million was related to the impact of cumulative foreign currency translation losses previously included in accumulated comprehensive loss.  Based on a fair value analysis performed on the promissory note as of the sale date, the Company recorded a $0.9 million discount to fair value on the note receivable.  The note receivable is included as components of current and non-current trade accounts and notes receivable, net, on the consolidated balance sheet as of September 30, 2024.  The sale did not have a material effect on the Company's consolidated net assets and is not expected to have a material effect on the Company's future revenue, profits or losses. Also see Note 5.

The Company has determined that the Buyer's legal entity is a variable interest entity ("VIE") due to the nature of the financing for the transaction.  A VIE is an entity in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. VIEs are consolidated by the primary beneficiary, which is the party who has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity. The Company determines whether it is the primary beneficiary of a VIE upon initial involvement with a VIE and reassesses whether it is the primary beneficiary of a VIE on an ongoing basis. The determination of whether an entity is a VIE and whether it is primary beneficiary of a VIE is based upon the facts and circumstances for the VIE and requires significant judgments such as whether the entity's interest in a VIE is a variable interest, whether it controls the activities that most significantly impact the economic performance of the VIE, and whether it has the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the VIE. A VIE is consolidated if management determines it is the primary beneficiary of the VIE.

While the debt represents a direct obligation to absorb significant losses of the VIE, the debt does not establish the right and power to direct activities that most significantly impact the economic performance of the entity.  The Company retained no equity or voting interest, has no employees that are directors or advisors of the new ownership group, and has no direct influence on the day-to-day decisions in operations or affect the VIE's ability to generate profits or losses.  As such, the Company has determined it is not the primary beneficiary of the VIE. The Company's maximum exposure to loss at September 30, 2024 due to its involvement with the VIE is the carrying value of our account and note receivable from the sale of our former subsidiary, which is $3.6 million.

4. Short-term Investments

The Company classifies its short-term investments as available-for-sale debt securities. These securities are carried at fair market value with net unrealized gains and losses reported as a component of accumulated other comprehensive loss in stockholders’ equity.  The Company’s short-term investments were composed of the following (in thousands):

	AS OF SEPTEMBER 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate bonds	$21,814	$35	$—	$21,849
U.S. treasury securities and securities of U.S. government-sponsored agency	8,356	22	—	8,378
Total	$30,170	$57	$—	$30,227

	AS OF SEPTEMBER 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate bonds	$11,310	$—	$(15)	$11,295
U.S. treasury securities and securities of U.S. government-sponsored agency	3,622	4	—	3,626
Total	$14,932	$4	$(15)	$14,921

At September 30, 2024 and 2023, accrued interest receivable related to these investments of $0.3 million and $0.1 million, respectively, are included as a component of prepaid expenses and other current assets.

The Company has no debt securities in a material unrealized loss position at September 30, 2024 and 2023 and does not believe the unrealized losses associated with these debt securities represent credit losses based on the evaluation of evidence, which includes an assessment of whether it is more likely than not it will be required to sell or intend to sell the investment before recovery of the investments amortized cost basis.  No gains or losses were realized from the sale of short-term investments for the fiscal years ended September 30, 2024 and 2023.

The Company’s short-term investments have contractual maturities ranging from October 2024 to September 2025.

Geospace Technologies Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

5. Fair Value of Financial Instruments

The Company’s financial instruments generally include cash and cash equivalents, short-term investments, trade accounts, notes receivable and accounts payable. Due to the short-term maturities of cash and cash equivalents, trade accounts and notes receivable and accounts payable, the carrying amounts approximate fair value on the respective balance sheet dates.

The Company measures its short-term investments at fair value on a recurring basis.

The following tables present the fair value of the Company’s short-term investments and note receivable on sale of subsidiary by valuation hierarchy and input (in thousands):

	AS OF SEPTEMBER 30, 2024
	(Level 1)	(Level 2)	(Level 3)	Totals
Recurring:
Short-term investments		.
Corporate bonds	$—	$21,849	$—	$21,849
U.S. treasury securities and securities of U.S. government-sponsored agency	—	8,378	—	8,378
Total recurring	$—	$30,227	$—	$30,227

Nonrecurring:
Note receivable on sale of subsidiary	$—	$—	$2,600	$2,600

	AS OF SEPTEMBER 30, 2023
	(Level 1)	(Level 2)	(Level 3)	Totals
Short-term investments:
Corporate bonds	$—	$11,295	$—	$11,295
U.S. treasury securities and securities of U.S. government-sponsored agency	—	3,626	—	3,626
Total	$—	$14,921	$—	$14,921

Assets and Liabilities Measured on a Nonrecurring Basis

The Company performed a fair value analysis of the $3.5 million promissory note obtained in connection with its subsidiary sale as of the August 2024 transaction date. The measurements utilized to determine the implied fair value of the note receivable obtained represented significant unobservable inputs (Level 3).  The derivation of discount rate utilized in the analysis was based on comparable market yields.  Based on the analysis, the Company recorded a $0.9 million discount to fair value on this note receivable.  Also see Note 3 to these consolidated financial statements.

The measurements utilized to determine the implied fair value of the Company's Emerging Markets asset group as of  September 30, 2024 represented significant unobservable inputs (Level 3). The Company determined the fair value of this asset group to be approximately zero.  See Note 11 for more information.

Geospace Technologies Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

6. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following (in thousands):

	Unrealized Losses on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance at October 1, 2022	$(15)	$(15,298)	$(15,313)
Other comprehensive income (loss)	4	(2,515)	(2,511)
Balance at September 30, 2023	$(11)	(17,813)	(17,824)
Other comprehensive income	67	13,500	13,567
Balance at September 30, 2024	$56	$(4,313)	$(4,257)

7. Trade Accounts and Notes Receivable

Trade accounts receivable, net (excluding notes receivable) are reflected in the following table (in thousands):

	AS OF SEPTEMBER 30,
	2024	2023
Trade accounts receivable	$16,151	$20,282
Allowance for credit losses	(4)	(125)
Total	16,147	20,157
Less current portion	(14,637)	(20,157)
Non-current trade accounts receivable	$1,510	$—

Allowances for credit losses related to trade accounts receivable are reflected in the following table (in thousands):

	AS OF SEPTEMBER 30,
	2024	2023
Allowance for credit losses:
Beginning of period	125	591
Provision for credit losses	65	428
Recoveries	(175)	(566)
Write-offs	(11)	(303)
Currency translation	—	(25)
End of period	$4	$125

Trade accounts receivable at September 30, 2024, included $1.5 million classified as non-current, which is due in December 2025.  Trade accounts receivable balances are charged off against the allowance whenever it is probable that the receivable balance will not be recoverable.

Notes receivable are reflected in the following table (in thousands):

	AS OF SEPTEMBER 30,
	2024	2023
Notes receivable	$12,996	$1,216
Discount to fair value	(900)	—
	12,096	1,216
Less current portion	(7,231)	(1,216)
Non-current notes receivable	$4,865	$—

Geospace Technologies Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

In August 2024, the Company entered into a $9.4 million promissory note with a customer related to a product sale.  The note bears interest at 9.5% per annum and matures in December 2025.  Principal and interest installments of $0.9 million are due monthly beginning in January 2025. The note is collateralized by the product sold.

In August 2024, the Company entered into a $3.5 million promissory note with the buyer of its Russian subsidiary.  The note is bears interest at 5% per annum and is for a 10-year term. Principal and interest installments of $37,000 are due monthly beginning in November 2024.  Based on a fair value analysis performed at the date of sale, a discount to fair value of $0.9 million was placed on the note. Interest income on the amortization of the discount will recognized under the effective interest method.

Credit quality indicators used for the non-current portion of trade accounts and notes receivable consisted of historical collection experience, internal credit risk grades and collateral.  The Company determines the allowance for credit losses through a review of several factors, including historical collection experience, customer credit worthiness, current aging of customer accounts and current financial conditions of its customers.

8. Inventories

Inventories consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2024	2023
Finished goods	$18,099	$18,555
Work in process	3,626	11,992
Raw materials	30,941	26,832
Obsolescence reserve (net realizable value adjustment)	(8,413)	(14,061)
	44,253	43,318
Less current portion	26,222	18,430
Non-current portion	$18,031	$24,888

Inventory obsolescence expense totaled $0.6 million and $2.2 million during fiscal years 2024 and 2023, respectively. Raw materials include semi-finished goods and component parts that totaled approximately $8.6 million and $10.6 million at September 30, 2024 and 2023, respectively.

9. Leases

As Lessee

The Company has elected not to record operating right-of-use assets or operating lease liabilities on its consolidated balance sheet for leases having a minimum term of 12 months or less. Such leases are expensed on a straight-line basis over the lease term. Variable lease payments are excluded from the measurement of operating right-of-use assets and operating liabilities and recognized in the period in which the obligation for those payments is incurred. As of September 30, 2024, the Company has two operating right-of use assets related to leased facilities in Austin, Texas and Melbourne, Florida.

Geospace Technologies Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Maturities of the operating lease liabilities as of September 30, 2024 were as follows (in thousands):

For fiscal years ending September 30,
2025	186
2026	130
2027	134
2028	93
Future minimum lease payments	$543
Less interest	(31)
Present value of minimum lease payments	$512
Less current portion	(173)
Long-term portion	$339

Lease costs recognized in the consolidated statements of operations for the fiscal years ended  September 30, 2024 and 2023 is as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2024	2023
Right-of-use operating lease costs	$271	$272
Short-term lease costs	123	220
Total	$394	$492

Right-of-use operating lease costs and short-term lease costs are included as a component of total operating expenses.

Other information related to operating leases is as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$278	$270

Weighted average remaining lease term	3.4 years	3.9 years
Weighted average discount rate	3.25%	3.25%

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

The Company regularly evaluates the collectability of its lease receivables on a lease-by-lease basis. The evaluation primarily consists of reviewing past due account balances and other factors such as the credit quality of the customer, historical trends of the customer and current economic conditions. The Company suspends revenue recognition when the collectability of amounts due are no longer probable and concurrently records a direct write-off of the lease receivable to rental revenue to limit rental revenue recognized to the cash collections received. As of September 30, 2024, the Company’s trade accounts receivables included lease receivables of $1.0 million.

Geospace Technologies Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Rental revenue related to leased equipment for fiscal years 2024 and 2023 was $19.3 million and $51.0 million, respectively.

Future minimum lease obligations due from the Company's leasing customers as of September 30, 2024 were $15.2 million, the majority of which is due within the next 12 months.

Rental equipment consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2024	2023
Rental equipment, primarily wireless recording equipment	$63,111	$82,926
Accumulated depreciation and impairment	(48,925)	(61,339)
	$14,186	$21,587

Rental equipment depreciation expense was $10.8 million and $11.8 million in fiscal years 2024 and 2023, respectively.

Property

During the first quarter of fiscal year 2022, the Company leased a portion of its property located in Calgary, Alberta, Canada and fully leased its warehouse in Bogotá, Colombia. The lease in Canada commenced in November 2021 and is for a five-year term. The lease on the warehouse in Bogotá commenced in December 2021 and is currently on a month-to-month basis.

Rental revenue related to these two properties was $0.3 million and $0.2 million in fiscal years 2024 and 2023, respectively.

Future minimum lease payments due to the Company as of September 30, 2024 were as follows (in thousands):

For fiscal years ending September 30,
2025	131
2026	132
2027	11
$274

10. Property, Plant and Equipment

At September 30, 2024, the Company’s property located adjacent to its main campus at 7007 Pinemont Drive in Houston, Texas was classified as assets held for sale on the consolidated balance sheet.  The 17.3-acre property serves as additional parking for the main campus and contains legacy structures used to support the Company's manufacturing and warehousing operations.  The carrying value of the property was $1.8 million at September 30, 2024. The Company believes the fair market value of the property exceeds its carrying value.

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

Property, plant and equipment consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2024	2023
Land and land improvements	$4,869	$7,069
Building and building improvements	21,312	21,931
Machinery and equipment	49,860	48,877
Furniture and fixtures	1,470	1,487
Tools and molds	3,628	3,287
Construction in progress	392	3,343
Transportation equipment	75	74
	81,606	86,068
Accumulated depreciation and impairment	(60,523)	(62,020)
	$21,083	$24,048

Property, plant and equipment depreciation expense was $3.5 million and $3.7 million for the fiscal years ended September 30, 2024 and 2023.

Geospace Technologies Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

11. Goodwill and Other Intangible Assets

At September 30, 2024, the Company had goodwill of $0.7 million and other intangible assets, net of $0.5 million attributable to its Adjacent Markets reporting unit and other intangible assets, net of $1.2 million attributable to its Oil and Gas Markets reporting unit. Goodwill represents the excess cost of a business acquired over the fair market value of identifiable net assets at the date of acquisition.

At September 30, 2024, in light of the Company's historical losses and continued delays in obtaining additional contracts from the U.S. Customs and Border Protection and other customers on its Emerging Markets segment, the Company performed a recoverability assessment on the long-lived assets of its Emerging Markets asset group in which its carrying value was compared to estimated undiscounted cash flows over the remaining useful life of the asset group's primary asset, its developed technology.  Accordingly, a fair value analysis was performed.  Based on the assessment, the Company determined the fair value of the asset was less than its carrying value.  The Company used an excess earnings approach to value the asset.  Key assumptions used in the analysis include revenue, gross margin and cash flow projections.  As a result of the assessment, the Company recorded an impairment charge of $2.8 million on this asset group, which impaired its intangible assets in their entirety.

Also see Note 1 to these consolidated financial statements.

The Company’s consolidated goodwill and other intangible assets consisted of the following (in thousands):

	Weighted-Average Remaining Useful Lives (in years)	AS OF SEPTEMBER 30,
		2024	2023
Goodwill:
Emerging Markets reporting unit		$4,336	$4,336
Adjacent Markets reporting unit		736	736
Total goodwill		5,072	5,072
Accumulated impairment losses		(4,336)	(4,336)
		$736	$736
Other intangible assets:
Developed technology	4.5	$2,275	$6,475
Customer relationships	—	3,900	3,900
Trade names	0.1	2,022	2,022
Non-compete agreements	0.1	186	186
Total other intangible assets	2.3	8,383	12,583
Accumulated amortization		(6,734)	(7,778)
		$1,649	$4,805

Other intangible assets amortization expense for fiscal years 2024 and 2023 was $0.4 million and $0.8 million, respectively.

Geospace Technologies Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

As of September 30, 2024, fiscal year future estimated amortization expense of other intangible assets is as follows (in thousands):

2025	148
2026	140
2027	126
2028	126
2029	126
Thereafter	983
$1,649

12. Long-Term Debt

The Company had no long-term debt outstanding at September 30, 2024 or 2023.

On July 26, 2023, the Company entered into a credit agreement (“the Agreement”) with Woodforest National Bank, as sole lender.  The Agreement refinanced the Company's credit agreement dated May 6, 2022, with Amerisource Funding, Inc., as administrative agent and as a lender, and Woodforest National Bank, as a lender.  The Agreement provides a revolving credit facility with a maximum availability of $15 million.  Availability under the Agreement is determined based upon a borrowing base comprised of certain of the Company’s domestic assets which include (i) 80% of eligible accounts, plus (ii) 90% of eligible foreign insured accounts, plus (iii) 25% of eligible inventory plus (iv) 50% of the orderly liquidation value of eligible equipment, in each case subject to certain limitations and adjustments.  Interest shall accrue on outstanding borrowings at a rate equal to Term SOFR (Secured Overnight Financing Rate) plus a margin equal to 3.25% per annum.  The Company is required to make monthly interest payments on borrowed funds. The Agreement is secured by substantially all the Company's assets, except for certain excluded property. The Agreement requires the Company to maintain a minimum (i) consolidated tangible net worth of $100 million, (ii) liquidity of $5 million, and (iii) current ratio no less than 2.00 to 1.00, in each case tested quarterly. The Agreement also requires the Company to maintain a springing minimum interest coverage ratio of 1.50 to 1.00, tested quarterly whenever there is an outstanding balance.  The Agreement expires in July 2025.  At September 30, 2024, the Company's borrowing availability under the Agreement was $14.9 million after consideration of a $0.1 million outstanding letter of credit.  At September 30, 2024, the Company was in compliance with all covenants under the Agreement.

Debt issuance costs of $0.4 million were incurred in connection with the Agreement in fiscal year 2023. These costs were capitalized in other non-current assets on the consolidated balance sheet and are being amortized to interest expense over the term of the Agreement.

13. Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2024	2023
Deferred revenue	$1,427	$4,368
Employee bonuses	1,050	1,665
Compensated absences	1,821	1,746
Payroll	426	940
Property and sales taxes	1,062	974
Legal and professional fees	355	616
Medical claims	538	641
Agent commissions	329	211
Product warranty	1,251	658
Income taxes	17	117
Other	745	946
	$9,021	$12,882

The Company is self-insured for certain losses related to employee medical claims. The Company has purchased stop-loss coverage for individual claims in excess of $0.2 million per claimant per year in order to limit its exposure to any significant levels of employee medical claims. Self-insured losses are accrued based on the Company’s historical experience and on estimates of aggregate liability for uninsured claims incurred using certain actuarial assumptions followed in the insurance industry.

14. Employee Benefits

The Company’s United States employees are participants in the Geospace Technologies Corporation’s Employee’s 401(k) Retirement Plan (the “Plan”), which covers substantially all eligible employees in the United States. The Plan is a qualified salary reduction plan in which all eligible participants may elect to have a percentage of their compensation contributed to the Plan, subject to certain guidelines issued by the Internal Revenue Service. The Company’s share of discretionary matching contributions was $1.1 million and $1.3 million in fiscal years 2024 and 2023, respectively.

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

At September 30, 2024, an aggregate of 827,088 shares of common stock were available for issuance under the 2014 Plan.

The following table summarizes the combined activity under the equity incentive plans for the indicated periods:

	Number of Nonqualified Options Outstanding	Weighted Average Exercise Price per Share	Number of RSAs	Weighted Average Grant-date Fair Value per Share	Number of RSUs	Weighted Average Grant-date Fair Value per Unit
Outstanding at October 1, 2022	—	$—	1,000	$14.59	323,859	$9.54
Granted	—	—	—	—	228,250	4.70
Forfeited	—	—	—	—	(7,312)	8.44
Vested	—	—	(1,000)	14.59	(167,248)	9.94
Outstanding at September 30, 2023	—	—	—	—	377,549	$6.46
Granted	—	—	—	—	233,200	12.26
Forfeited	—	—	—	—	(26,253)	6.47
Vested	—	—	—	—	(175,601)	7.08
Outstanding at September 30, 2024	—	$—	—	$—	408,895	$9.50

During fiscal years 2024 and 2023, the Company issued 233,200 and 228,250 RSUs, respectively, to certain of its employees, executive officers and directors under the 2014 Plan. The RSUs issued include both time-based and performance-based vesting provisions. The weighted average grant date fair value of each RSU issued for fiscal years 2024 and 2023 was $12.26 and $4.70 per unit, respectively. The total grant date fair value of all RSUs issued for fiscal years 2024 and 2023 was $2.9 million and $1.1 million, respectively, which will be charged to expense over the next 1-4 years as the restrictions lapse. Compensation expense for RSUs was determined based on the closing market price of the Company’s stock on the date of grant applied to the total number of units that are anticipated to fully vest.   All RSUs outstanding at  September 30, 2024 and 2023 were issued from the 2014 Plan.

No RSAs have been issued since fiscal year 2019 and none were outstanding at September 30, 2024.

Stock-based compensation expense recognized for the fiscal years ended  September 30, 2024 and 2023 was $1.3 million and $1.4 million, respectively. The Company accounts for forfeitures as they occur and records compensation costs under the assumption that the holder will complete the requisite service period.  As of September 30, 2024, the Company had unrecognized compensation expense of $1.9 million relating to RSUs which is expected to be recognized over a weighted average period of 2.3 years.

Geospace Technologies Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

16. Income Taxes:

Components of income (loss) before income taxes were as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2024	2023
United States	$(6,930)	$11,190
Foreign	466	1,379
	$(6,464)	$12,569

The provision for income taxes consisted of the following (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2024	2023
Current
Federal	$—	$63
Foreign	55	244
State	41	59
	96	366
Deferred:
Federal	—	—
Foreign	18	(3)
	18	(3)
	$114	$363

The difference between the effective tax rate reflected in the provision for income taxes and the U.S. federal statutory rate were as follows (in thousands):

	YEAR ENDED SEPTEMBER 30, 2024		YEAR ENDED SEPTEMBER 30, 2023
	Amount	Percent	Amount	Percent
Expense (benefit) for U.S. federal income tax at statutory rate	$(1,357)	21.0%	$2,639	21.0%
Research and experimentation tax credit	(572)	8.8%	(480)	(3.9)%
State income taxes, net of federal income tax benefit	32	(0.5)%	302	2.5%
Change in valuation allowance	1,934	(29.9)%	(2,459)	(19.6)%
Foreign earnings tax	125	(1.9)%	—	—
Stock compensation	(210)	3.2%	171	1.4%
Impact due to foreign currency translation	(44)	0.7%	51	0.4%
Other items	206	(3.2)%	139	1.1%
Total tax expense and effective tax rate	$114	(1.8)%	$363	2.9%

The income tax expense for fiscal years 2024 and 2023 primarily reflects tax accrual for U.S. state and Russian income tax.  The Company maintains a full valuation allowance against deferred tax assets resulting from net operating loss ("NOL") carry-fowards in the United States and Canada due to the uncertainty surrounding its ability to utilize such losses in the future to offset taxable income.

Geospace Technologies Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income tax assets (liabilities) were as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2024	2023
Deferred income tax assets:
Inventories	$5,447	$8,269
Loss and tax credit carryforwards	31,850	29,581
Accrued compensation	733	870
R&D expenditure capitalization	3,064	1,538
Intangible assets	290	—
Property and equipment	331	504
Other reserves	456	590
Subtotal deferred income tax assets	42,171	41,352
Valuation allowance	(40,851)	(38,917)
Net deferred income tax assets	1,320	2,435

Deferred income tax liabilities:
Intangible assets	—	(292)
Property and equipment	(1,249)	(2,153)
Other	(105)	(6)
Total deferred income tax liabilities	(1,354)	(2,451)
Net deferred income tax liabilities	$(34)	$(16)

The financial reporting basis of investments in foreign subsidiaries exceed their tax basis. A deferred tax liability is not recorded for this temporary difference because the investment is deemed to be permanent. A reversal of the Company’s plans to permanently invest in these foreign operations would cause the excess to become taxable. At September 30, 2024, the Company had $1.1 million of cash and cash equivalents held by its foreign subsidiaries. At September 30, 2024 and 2023, the temporary difference related to undistributed earnings for which no deferred taxes have been provided was approximately $1.2 million and $8.2 million, respectively.

The Company is subject to taxation in the United States as well as various states and foreign jurisdictions. Tax years that remain subject to examination by significant tax jurisdictions are the United States for tax years ending after 2016, the United Kingdom for tax years ending after 2022, and Canada for tax years ending after 2019.

At of September 30, 2024, the Company had NOL carry-forwards of approximately $85.6 million in the United States and $19.2 million in Canada which are available to offset future taxable income in those jurisdictions. The NOL carry-forward for Canada will begin to expire in 2033. The NOL carry-forward for the United States which originated prior to the 2017 Tax Act of $32.4 million begins to expire in 2029 and those originating after the 2017 Tax Act of $53.2 million do not expire.

Management of the Company has concluded that it was not more-likely-than-not that its U.S., Canadian and Russian net deferred tax assets will be realized in accordance with U.S. GAAP. On  September 30, 2024 and September 30, 2023, the Company had a valuation allowance against its U.S. net deferred tax assets of $36.1 million and $33.7 million, respectively. At September 30, 2024 and September 30, 2023, the Company had a valuation allowance against its Canadian net deferred tax assets of $4.8 million and $4.8 million, respectively. At September 30, 2023, the Company had a valuation allowance against its Russian net deferred tax assets of $0.4 million.

Geospace Technologies Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

17. Income (Loss) Per Common Share

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

The following table summarizes the calculation of net income (loss) and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings (loss) per share (in thousands, except share and per share amounts):

	YEAR ENDED SEPTEMBER 30,
	2024	2023
Net income (loss)	$(6,578)	$12,206
Less: Income allocable to unvested restricted stock	—	—
Income (loss) attributable to common shareholders for diluted earnings (loss) per share	$(6,578)	$12,206
Weighted average number of common share equivalents:
Common shares used in basic earnings (loss) per share	13,151,600	13,146,085
Common share equivalents outstanding related to RSUs	—	68,981
Total weighted average common shares and common share equivalents used in diluted earnings (loss) per share	13,151,600	13,215,066
Earnings (loss) per share:
Basic	$(0.50)	$0.93
Diluted	$(0.50)	$0.92

For the calculation of diluted earnings (loss) per share for fiscal years 2024 and 2023, RSUs of 408,895 and 308,568, respectively, were excluded in the calculation of weighted average shares outstanding as a result of their impact being antidilutive.

Geospace Technologies Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

18. Commitments and Contingencies

Contingent Compensation Costs

In connection with the acquisition of Aquana, LLC ("Aquana") in 2021, the Company is subject to additional contingent cash payments to the former members of Aquana over a six-year earn-out period. The contingent payments, if any, will be derived from certain eligible revenue generated during the earn-out period from products and services sold by Aquana. There is no maximum limit to the contingent cash payments that could be made. The merger agreement with Aquana requires the continued employment of a certain key employee and former member of Aquana for the first four years of the six year earn-out period in order for any of Aquana’s former members to be eligible to any earn-out payments.  Due to the continued employment requirement, no liability has been recorded for the estimated fair value of contingent earn-out payments for this transaction. Earn-outs achieved, are recorded as compensation expense when incurred.  Eligible revenue earned for fiscal year 2024 was $17,000.  No eligible revenue was earned in fiscal year 2023.

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

19. Supplemental Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2024	2023
Cash paid for income taxes	$164	$151
Non-cash investing and financing activities:
Inventory transferred to rental equipment	5,954	587
Note and accounts receivable related to sale of subsidiary	3,600	—
Note receivable and accrued interest related to sale of rental equipment	9,496	—
Account receivable related to sale of rental equipment	1,510	—

Geospace Technologies Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

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

The following tables summarize the Company’s segment information:

	YEAR ENDED SEPTEMBER 30,
	2024	2023
Revenue:
Oil and Gas Markets	$77,455	$73,993
Adjacent Markets	55,625	49,039
Emerging Markets	2,222	1,234
Corporate	296	243
	135,598	124,509
Income (loss) from operations:
Oil and Gas Markets	13,134	15,759
Adjacent Markets	14,152	11,490
Emerging Markets	(6,193)	(4,003)
Corporate	(13,976)	(11,918)
	7,117	11,328
Depreciation and amortization expenses:
Oil and Gas Markets	13,243	14,428
Adjacent Markets	860	703
Emerging Markets	275	565
Corporate	388	542
	14,766	16,238
Impairment, inventory obsolescence and stock-based compensation expenses:
Oil and Gas Markets	993	2,329
Adjacent Markets	221	656
Emerging Markets	2,798	52
Corporate	642	566
	4,654	3,603
Interest income:
Oil and Gas Markets	315	352
Adjacent Markets	—	—
Emerging Markets	—	—
Corporate	1,243	187
	1,558	539
Interest expense:
Oil and Gas Markets	17	105
Adjacent Markets	—	—
Emerging Markets	—	—
Corporate	170	29
	187	134

The Company’s manufacturing operations for its business segments are combined. Therefore, the Company does not segregate and report separate balance sheet accounts for each of its segments and, therefore, no such segment balance sheet information is presented in the table above.

“Corporate” expense from operations primarily consists of the Company’s Houston headquarters general and administrative expenses.

Geospace Technologies Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The Company generates revenue from product sales, product rentals and services from its subsidiaries located in the United States, Canada, Colombia, the Russian Federation and the United Kingdom. Revenue generated by the Company’s subsidiaries is as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2024	2023
United States	$127,488	$118,017
Canada	1,777	1,924
Russian Federation	3,487	1,850
United Kingdom	2,846	2,718
	$135,598	$124,509

A summary of revenue by geographic area is as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2024	2023
Asia (including Russian Federation)	$51,103	$26,685
Canada	2,015	2,703
Europe	13,817	20,826
Mexico	1,959	1,792
South America	2,798	8,166
United States	63,061	62,611
Other	845	1,726
	$135,598	$124,509

Revenue is attributed to countries based on the ultimate destination of the product sold, if known. If the ultimate destination is not known, revenue is attributed to countries based on the geographic location of the initial shipment.

Long-lived asset balances are as follows (in thousands):

	AS OF SEPTEMBER 30,
	2024	2023
United States	$61,487	$75,321
Canada	414	575
Colombia	399	442
Russian Federation	—	543
United Kingdom	528	383
	$62,828	$77,264