Form 10-Q
period 2024-12-31
GEOSPACE TECHNOLOGIES CORP
filed 2025-02-06
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended December 31, 2024 OR

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

As of January 31, 2025 the registrant had 12,776,752 shares of common stock, $0.01 par value, per share outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except share amounts)

(unaudited)

	December 31, 2024	September 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,410	$6,895
Short-term investments	20,655	30,227
Trade accounts and financing receivables, net	40,645	21,868
Inventories, net	27,921	26,222
Assets held for sale	1,841	1,841
Prepaid expenses and other current assets	2,613	2,313
Total current assets	95,085	89,366

Non-current inventories, net	18,742	18,031
Rental equipment, net	12,480	14,186
Property, plant and equipment, net	23,358	21,083
Non-current trade accounts and financing receivables	7,264	6,375
Operating right-of-use assets	400	464
Goodwill	736	736
Other intangible assets, net	1,611	1,649
Other non-current assets	263	304
Total assets	$159,939	$152,194

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable trade	$7,312	$8,003
Operating lease liabilities	130	173
Other current liabilities	9,446	9,021
Total current liabilities	16,888	17,197

Non-current operating lease liabilities	309	339
Deferred tax liabilities, net	32	34
Total liabilities	17,229	17,570

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $.01 par value, 20,000,000 shares authorized; 14,315,262 and 14,206,082 shares issued, respectively; and 12,798,897 and 12,709,381 shares outstanding, respectively	143	142
Additional paid-in capital	97,690	97,342
Retained earnings	63,658	55,282
Accumulated other comprehensive loss	(4,699)	(4,257)
Treasury stock, at cost, 1,516,365 and 1,496,701 shares, respectively	(14,082)	(13,885)
Total stockholders’ equity	142,710	134,624
Total liabilities and stockholders’ equity	$159,939	$152,194

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended
	December 31, 2024	December 31, 2023
Revenue:
Products	$32,645	$43,714
Rental	4,578	6,318
Total revenue	37,223	50,032
Cost of revenue:
Products	14,269	23,842
Rental	2,805	3,954
Total cost of revenue	17,074	27,796

Gross profit	20,149	22,236

Operating expenses:
Selling, general and administrative	7,420	5,826
Research and development	4,894	3,602
Provision for recovery of credit losses	—	(29)
Total operating expenses	12,314	9,399

Income from operations	7,835	12,837

Other income (expense):
Interest expense	(44)	(56)
Interest income	745	235
Foreign currency transaction gains (losses), net	(14)	(163)
Other, net	(33)	(74)
Total other income (loss), net	654	(58)

Income before income taxes	8,489	12,779
Income tax expense	113	100
Net income	$8,376	$12,679

Income per common share:
Basic	$0.66	$0.96
Diluted	$0.65	$0.94

Weighted average common shares outstanding:
Basic	12,753,378	13,251,360
Diluted	12,877,387	13,460,516

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended
	December 31, 2024	December 31, 2023
Net income	$8,376	$12,679
Other comprehensive income (loss):
Change in unrealized gains (losses) on available-for-sale securities, net of tax	(43)	15
Foreign currency translation adjustments	(399)	491
Total other comprehensive income (loss)	(442)	506
Total comprehensive income	$7,934	$13,185

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE three months ended December 31, 2024 and 2023

(in thousands, except share amounts)

(unaudited)

	Common Stock				Accumulated
			Additional		Other
	Shares		Paid-In	Retained	Comprehensive	Treasury
	Outstanding	Amount	Capital	Earnings	Loss	Stock	Total
Balance at October 1, 2024	12,709,381	$142	$97,342	$55,282	$(4,257)	$(13,885)	$134,624
Net income	—	—	—	8,376	—	—	8,376
Other comprehensive income	—	—	—	—	(442)	—	(442)
Issuance of common stock pursuant to the vesting of restricted stock units	109,180	1	(1)	—	—	—	—
Purchase of treasury stock	(19,664)	—	—	—	—	(197)	(197)
Stock-based compensation	—	—	349	—	—	—	349
Balance at December 31, 2024	12,798,897	$143	$97,690	$63,658	$(4,699)	$(14,082)	$142,710

Balance at October 1, 2023	13,188,489	$140	$96,040	$61,860	$(17,824)	$(7,500)	$132,716
Net income	—	—	—	12,679	—	—	12,679
Other comprehensive income	—	—	—	—	506	—	506
Issuance of common stock pursuant to the vesting of restricted stock units	128,601	2	(2)	—	—	—	—
Stock-based compensation	—	—	406	—	—	—	406
Balance at December 31, 2023	13,317,090	$142	$96,444	$74,539	$(17,318)	$(7,500)	$146,307

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	December 31, 2024	December 31, 2023
Cash flows from operating activities:
Net income	$8,376	$12,679
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax expense	—	8
Rental equipment depreciation	1,884	3,313
Property, plant and equipment depreciation	867	822
Amortization of intangible assets	37	109
Amortization of premiums (accretion of discounts) on short-term investments	(104)	(115)
Stock-based compensation expense	349	406
Provision for recovery of credit losses	—	(29)
Inventory obsolescence expense	506	20
Gross profit from sale of rental equipment	(15,978)	(19,350)
Gain on disposal of property, plant and equipment	(86)	—
Realized gain on investments	(10)	—
Effects of changes in operating assets and liabilities:
Trade accounts and financing receivables	(3,622)	8,001
Inventories	(2,988)	(4,059)
Other assets	(196)	179
Accounts payable trade	(690)	(478)
Other liabilities	146	1,146
Net cash provided by (used in) operating activities	(11,509)	2,652

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,199)	(779)
Proceeds from the sale of property, plant and equipment	89	—
Investment in rental equipment	(373)	(2,558)
Proceeds from the sale of rental equipment	65	597
Proceeds from the sale of short-term investments	9,660	—
Payments received on note receivable related to sale of subsidiary	45	—
Net cash provided by (used in) investing activities	6,287	(2,740)

Cash flows from financing activities:
Purchase of treasury stock	(197)	—
Net cash used in financing activities	(197)	—

Effect of exchange rate changes on cash	(66)	192
Increase (decrease) in cash and cash equivalents	(5,485)	104
Cash and cash equivalents, beginning of period	6,895	18,803
Cash and cash equivalents, end of period	$1,410	$18,907

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$113	$—
Accounts and financing receivables related to sale of rental equipment	16,112	30,048
Inventory transferred to rental equipment	36	593

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet of Geospace Technologies Corporation and its subsidiaries (the “Company”) at  September 30, 2024, was derived from the Company’s audited consolidated financial statements at that date. The consolidated balance sheet at  December 31, 2024 and the consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the three months ended December 31, 2024 and 2023 were prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows were made. All significant intercompany balances and transactions have been eliminated. The results of operations for the three months ended December 31, 2024, are not necessarily indicative of the operating results for a full year or of future operations.

Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") were omitted pursuant to the rules of the Securities and Exchange Commission. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended September 30, 2024.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity at the time of purchase of three months or less to be cash equivalents.  At December 31, 2024 and September 30, 2024, cash and cash equivalents included $0.9 million and $1.1 million, respectively, held by the Company’s foreign subsidiaries and branch offices.

Concentration of Credit Risk

The Company sells products to customers throughout the United States and various foreign countries. The Company’s normal credit terms for trade receivables are 30 days. In certain situations, credit terms may be extended to 60 days or longer. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for its trade receivables. Additionally, the Company provides long-term financing in the form of promissory notes and sales-type leases when competitive conditions require such financing. In such cases, the Company may require collateral. Allowances are recognized immediately for expected credit losses.  The Company determines the allowance for credit losses through a review of several factors, including historical collection experience, customer credit worthiness, current aging of customer accounts and financial conditions of its customers.  Receivables are charged off against the allowance whenever it is probable that the balance will not be recoverable.

The Company had trade accounts and financing receivables from one customer of $22.5 million at December 31, 2024.  During the three months ended December 31, 2024 and 2023, the Company recognized revenue from this customer of $18.7 million and $31.7 million, respectively.

Impairment of Long-lived Assets

The Company's long-lived assets are reviewed for impairment whenever an event or circumstance indicates that the carrying amount of an asset or group of assets may not be recoverable. The impairment review, if necessary, includes a comparison of the expected future cash flows (undiscounted and without interest charges) to be generated by an asset group with the associated carrying value of the related assets. If the carrying value of the asset group exceeds the expected future cash flows, an impairment loss is recognized to the extent that the carrying value of the asset group exceeds its fair value.  During the quarter ended December 31, 2024, no events or changes in circumstances were identified indicating the carrying value of any of the Company's asset groups may not be recoverable.

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

In November 2024, the FASB, as further amended in January 2025, issued guidance requiring enhanced disclosures in financial statements by requiring detailed disclosures of specific expenses like inventory purchases, employee compensation, depreciation, and intangible asset amortization. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027.  Early adoption is permitted. The Company is currently evaluating the provisions of this guidance and the impact on its consolidated financial statements.

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

At December 31, 2024 and September 30, 2024, the Company had no deferred contract liabilities and no deferred contract costs.  During the three months ended December 31, 2024, no revenue was recognized from deferred contract liabilities and no cost of revenue was recognized from deferred contract costs.  During the three months ended December 31, 2023, revenue of $45,000 was recognized from deferred contract liabilities and no cost of revenue was recorded from deferred contract costs.  At December 31, 2024, all contracts had an original expected duration of one year or less.  At December 31, 2024 and October 1 2024, the Company had accounts receivable from contracts of $12.0 million and $13.4 million, respectively. At December 31, 2023 and October 1, 2023, the Company had accounts receivable from contracts of $37.6 million and $10.9 million, respectively.

For the three months ended December 31, 2024, no revenue recognized from contracts with customers satisfied over-time.  For the three months ended December 31, 2023, revenue from contracts with customers satisfied over-time was $45,000, which was from the Company's Intelligent Industrial segment.  All other revenue from contracts with customers was recognized at a point-in time.  For each of the Company’s operating segments, the following table presents revenue (in thousands) only from the sale of products and the performance of services under contracts with customers.  Therefore, the table excludes all revenue earned from rental contracts.

	Three Months Ended
	December 31, 2024	December 31, 2023
Smart Water	$7,288	$4,234
Energy Solutions	19,826	33,706
Intelligent Industrial	5,531	5,774
Total	$32,645	$43,714

See Note 12 for more information on the Company’s operating business segments.

For each of the geographic areas where the Company operates, the following table presents revenue (in thousands) from the sale of products and services under contracts with customers. The table excludes all revenue earned from rental contracts:

	Three Months Ended
	December 31, 2024	December 31, 2023
Asia (including Russian Federation)	$18,057	$32,216
Canada	369	1,226
Europe	1,398	1,378
Mexico	1,281	166
United States	11,423	8,418
Other	117	310
Total	$32,645	$43,714

Revenue is attributable to countries based on the ultimate destination of the product sold, if known. If the ultimate destination is not known, revenue is attributable to countries based on the geographic location of the initial shipment.

3. Short-term Investments

The Company classifies its short-term investments as available-for-sale securities. Available-for-sale securities are carried at fair market value with net unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

The Company’s short-term investments were composed of the following (in thousands):

	As of December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate bonds	$16,899	$7	$—	$16,906
U.S. treasury securities and securities of U.S. government-sponsored agency	3,742	7	—	3,749
Total	$20,641	$14	$—	$20,655

	As of September 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate bonds	$21,814	$35	$—	$21,849
U.S. treasury securities and securities of U.S. government-sponsored agency	8,356	22	—	8,378
Total	$30,170	$57	$—	$30,227

The Company had no securities in a material unrealized loss position at  December 31, 2024 and  September 30, 2024 and does not believe the unrealized losses associated with these securities represent credit losses based on the evaluation of evidence, which includes an assessment of whether it is more likely than not it will be required to sell or intend to sell the investment before recovery of the investments amortized cost basis. A gain of $10,000 was realized during the three months ended December 31, 2024 from the sale of short-term investments. No gains or losses were recognized during the three months ended December 31, 2023 from the sale of short-term investments.

4. Fair Value of Financial Instruments

The Company’s financial instruments generally include cash and cash equivalents, short-term investments, trade accounts and financing receivables and accounts payable. Due to the short-term maturities of cash and cash equivalents, trade accounts receivable and accounts payable, the carrying amounts of these financial instruments are deemed to approximate their fair value on the respective balance sheet dates.   The Company measures its short-term investments at fair value on a recurring basis.

The following tables present the fair value of the Company’s short-term investments, note receivable on sale of subsidiary and Emerging Markets asset group intangible assets by valuation hierarchy and input (in thousands):

	As of December 31, 2024
	(Level 1)	(Level 2)	(Level 3)	Totals
Short-term investments:
Corporate bonds	$—	$16,906	$—	$16,906
U.S. treasury securities and securities of U.S. government-sponsored agency	—	3,749	—	3,749
Total	$—	$20,655	$—	$20,655

	As of September 30, 2024
	(Level 1)	(Level 2)	(Level 3)	Totals
Recurring:
Short-term investments:
Corporate bonds	$—	$21,849	$—	$21,849
U.S. treasury securities and securities of U.S. government-sponsored agency	—	8,378	—	8,378
Total	$—	$30,227	$—	$30,227

Nonrecurring:
Note receivable on sale of subsidiary	$—	$—	$2,600	$2,600
Emerging Markets asset group intangible assets	—	—	—	—
Total	$—	$—	$2,600	$2,600

Assets and liabilities Measured on a Nonrecurring basis

In August 2024, the Company performed a fair value analysis on its $3.5 million promissory note obtained in connection with its subsidiary sale as of the transaction date.  The measurements utilized to determine the implied fair value of the note receivable obtained significant unobservable inputs (Level 3). The derivation of discount rate utilized in the analysis was based on comparable market yields.  Based on the analysis, the Company recorded a $0.9 million discount to fair value on this note receivable.  Also see Note 5 for more information.

At September 30, 2024, the Company performed a recoverability assessment on its long-lived assets of it Emerging Markets asset group in which its carrying value was compared to the estimated undiscounted cash flows over the remaining useful life of the asset group's primarily asset, its developed technology.  Accordingly, a fair value analysis was performed.  Based on the assessment, the Company determined the fair value of the asset was less than its carrying value and recorded an impairment charge of $2.8 million on this asset group, which impaired its intangible assets in their entirety. The Company determined the fair value of this asset group to be approximately zero. The measurements utilized to determine the implied fair value represented significant unobservable inputs (Level 3).

5. Trade Accounts and Financing Receivables

Trade accounts receivable, net (excluding financing receivables) are reflected in the following table (in thousands):

	December 31, 2024	September 30, 2024
Trade accounts receivable	$19,510	$16,151
Allowance for credit losses	(4)	(4)
Total	19,506	16,147
Less current portion	(19,506)	(14,637)
Non-current trade accounts receivable	$—	$1,510

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

Allowance for credit losses related to trade accounts receivable are reflected in the following table (in thousands):

	Three Months Ended
	December 31, 2024	December 31, 2023
Allowance for credit losses:
Beginning of period	4	125
Provision for credit losses	—	43
Recoveries	—	(72)
Write-offs	—	(7)
Currency translation	—	3
End of period	$4	$92

In November 2024, the Company entered into a sales-type lease with a customer on wireless seismic equipment from its rental fleet.  The lease matures in October 2025.  Future minimum payments required under the lease at December 31, 2024, were $16.7 including $0.6 million of unearned income.  Interest income of $0.1 million was recognized for the three months ended December 31, 2024.  The ownership of the equipment will transfer to the customer at the end of the lease term.

In August 2024, the Company entered into a $9.4 million promissory note with a customer related to a product sale.  The note bears interest at 9.5% per annum.  Pursuant to an amendment in the first quarter of fiscal year 2025, the maturity of the note was extended from December 2025 to June 2026.  The note bears interest at 9.5% per annum. The note is collateralized by the product sold.

In August 2024, the Company entered into a $3.5 million promissory note with the buyer of its Russian subsidiary.  The note bears interest at 5% per annum and is for a 10-year term.  Principal and interest payments of $37,000 are due monthly.  Based on a fair value analysis performed at the date of sale, a discount to fair value of $0.9 million was placed on the note.  Interest income on the amortization of the discount is being recognized under the effective interest method.

Credit quality indicators used for the financing receivables consisted of historical collection experience, internal credit risk grades and collateral.  The Company determined the allowance for credit losses through a review of several factors, including historical collection experience, customer credit worthiness, current aging of customer accounts and current financial conditions of its customers.

6. Inventories

Inventories consist of the following (in thousands):

	December 31, 2024	September 30, 2024
Finished goods	$18,692	$18,099
Work in process	5,506	3,626
Raw materials	31,975	30,941
Obsolescence reserve (net realizable value adjustment)	(9,510)	(8,413)
Total	46,663	44,253
Less current portion	27,921	26,222
Non-current portion	$18,742	$18,031

Inventory obsolescence expense for the three months ended December 31, 2024 and 2023, was $506,000 and $20,000, respectively.  Raw materials include semi-finished goods and component parts that totaled approximately $10.6 million and $8.6 million at December 31, 2024 and September 30, 2024, respectively.

7. Rental Equipment

The Company leases equipment to customers which generally range from daily rentals to minimum rental periods of up to one year. All of the Company’s current leasing arrangements for which the Company acts as lessor, are classified as operating leases, except for one sales-type lease. The majority of the Company’s rental revenue is generated from its marine-based wireless seismic data acquisition systems.

The Company regularly evaluates the collectability of its lease receivables on a lease-by-lease basis. The evaluation primarily consists of reviewing past due account balances and other factors such as the credit quality of the customer, historical trends of the customer and current economic conditions. The Company suspends revenue recognition when the collectability of amounts due are no longer probable and concurrently records a direct write-off of the lease receivable to rental revenue and limits future rental revenue recognition to cash received. As of December 31, 2024, the Company’s trade accounts receivable included lease receivables of $4.7 million.

Rental revenue related to leased equipment for the three months ended December 31, 2024 and 2023 was $4.5 million and $6.2 million, respectively.

Future minimum lease obligations due from the Company’s leasing customers on operating leases executed as of  December 31, 2024, were $0.8 million, all of which is expected to be due within the next 12 months.

Rental equipment consisted of the following (in thousands):

	December 31, 2024	September 30, 2024
Rental equipment, primarily wireless recording equipment	$49,220	$63,111
Accumulated depreciation	(36,740)	(48,925)
	$12,480	$14,186

8. Long-Term Debt

On July 26, 2023, the Company entered into a credit agreement (“the Agreement”) with Woodforest National Bank, as sole lender.  The Agreement refinanced the Company's credit agreement dated May 6, 2022, with Amerisource Funding, Inc., as administrative agent and as a lender, and Woodforest National Bank, as a lender. The Agreement provides a revolving credit facility with a maximum availability of $15 million.  Availability under the Agreement is determined based upon a borrowing base comprised of certain of the Company’s domestic assets which include (i) 80% of eligible accounts, plus (ii) 90% of eligible foreign insured accounts, plus (iii) 25% of eligible inventory plus (iv) 50% of the orderly liquidation value of eligible equipment, in each case subject to certain limitations and adjustments.  Interest shall accrue on outstanding borrowings at a rate equal to Term SOFR (Secured Overnight Financing Rate) plus a margin equal to 3.25% per annum (7.75% at December 31, 2024).  The Company is required to make monthly interest payments on borrowed funds. The Agreement is secured by substantially all of the Company's assets, except for certain excluded property. The Agreement requires the Company to maintain a minimum (i) consolidated tangible net worth of $100 million, (ii) liquidity of $5 million, and (iii) current ratio no less than 2.00 to 1.00, in each case tested quarterly. The Agreement also requires the Company to maintain a springing minimum interest coverage ratio of 1.50 to 1.00, tested quarterly whenever there is an outstanding balance on the revolving credit facility. The Agreement expires in July 2025.  At December 31, 2024, the Company's borrowing availability under the Agreement was $12.1 million after consideration of a $0.1 million outstanding letter of credit.  At December 31, 2024, the Company was in compliance with all covenants under the Agreement. The Company had no borrowings outstanding under the Agreement at December 31, 2024, and September 30, 2024.

9. Stock-Based Compensation

During the three months ended December 31, 2024, the Company issued 143,500 restricted stock units (“RSUs”) under its 2014 Long Term Incentive Plan, as amended. The RSUs issued include both time-based and performance-based vesting provisions. The weighted average grant date fair value of each RSU was $13.29 per unit. The grant date fair value of the RSUs was $1.9 million, which will be charged to expense over the next four years as the restrictions lapse. Compensation expense for the RSUs was determined based on the closing market price of the Company’s stock on the date of grant applied to the total number of units that are anticipated to fully vest. Each RSU represents a contingent right to receive one share of the Company’s common stock upon vesting.  As of December 31, 2024, there were 359,215 RSUs outstanding.

For the three months ended December 31, 2024 and 2023, stock-based compensation expense was $0.3 million and $0.4 million, respectively.  As of December 31, 2024, the Company had unrecognized compensation expense of $3.4 million relating to RSUs that is expected to be recognized over the next four years.

10. Earnings Per Common Share

The following table summarizes the calculation of net earnings and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings per share (in thousands, except share and per share data):

	Three Months Ended
	December 31, 2024	December 31, 2023
Net income	$8,376	$12,679
Weighted average number of common share equivalents:
Common shares used in basic earnings per share	12,753,378	13,251,360
Common share equivalents outstanding related to RSUs	124,009	209,156
Total weighted average common shares and common share equivalents used in diluted earnings per share	12,877,387	13,460,516
Earnings per share:
Basic	$0.66	$0.96
Diluted	$0.65	$0.94

           For the calculation of diluted earnings per share for the three months ended December 31, 2024 and 2023, there were 235,206 and 212,217 non-vested RSUs, respectively, excluded from the calculation of weighted average shares outstanding since their impact on diluted earnings per share were antidilutive.

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

12. Segment Information

Effective October 1, 2024, the Company changed the composition of its three operating business segments and changed its methodology for allocating manufacturing costs including overhead and other costs of revenue to the segments.

The Company's business segments are now comprised of: Smart Water, Energy Solutions and Intelligent Industrial. The Smart Water segment emphasizes the Company’s targeted approach in the water management industry. This business segment contains the Hydroconn® smart water connectivity offerings and the Company's Aquana products. The Energy Solutions segment encompass' the Company’s traditional business in oil and gas land and marine exploration products, reservoir monitoring solutions, and will additionally incorporate emerging energy solutions and microseismic monitoring. This segment will include energy-related business from Quantum’s SADAR® products and associated analytics.  The Intelligent Industrial segment includes seismic sensor products used for vibration monitoring geotechnical applications such as mine safety applications and earthquake detection, designs seismic products targeted at the border and perimeter security markets, imaging products, as well as providing contract manufacturing services. The change methodology for allocating manufacturing costs affected each business segment's operating income (loss) but had no effect on consolidated operating income.

The following table summarizes the Company’s segment information (in thousands).  Segment information for the three months ended December 31, 2024 and 2023, has been recast for comparability.

	Three Months Ended
	December 31, 2024	December 31, 2023
Revenue:
Smart Water	$7,288	$4,234
Energy Solutions	24,282	39,911
Intelligent Industrial	5,577	5,813
Corporate	76	74
Total	$37,223	$50,032

Income (loss) from operations:
Smart Water	$370	$1,095
Energy Solutions	13,282	15,068
Intelligent Industrial	(940)	(191)
Corporate	(4,877)	(3,135)
Total	$7,835	$12,837

The Company's manufacturing operations for its operating business segments are combined.  Therefore, the Company does not segregate and report separate balance sheet accounts for each of its segments and therefore, no total asset information is presented in the table above.

13. Income Taxes

Consolidated income tax expense for the each of the three months ended December 31, 2024 and 2023, was $0.1 million.  The primary difference between the Company's effective tax rate and the statutory rate is adjustments to the valuation allowance against deferred tax assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the major elements of our consolidated financial statements. You should read this discussion and analysis together with our consolidated financial statements, including the accompanying notes, and other detailed information appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended September 30, 2024.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “could”, “intend”, “expect”, “plan”, “budget”, “forecast”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue”, “evaluating” or similar words. Statements that contain these words should be read carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other forward-looking information. Examples of forward-looking statements include, among others, statements that we make regarding our expected operating results, the timing, adoption, results and success of our rollout of our Aquana smart water valves and cloud-based control platform, future demand for our Quantum security solutions, the adoption and sale of our products in various geographic regions, potential tenders for permanent reservoir monitoring systems, future demand for OBX rental equipment, the adoption of Quantum's SADAR® product monitoring of subsurface reservoirs, the completion of new orders for channels of our GCL system, the fulfillment of customer payment obligations, the impact of the current armed conflict between Russia and Ukraine, our ability to manage changes and the continued health or availability of management personnel, volatility and direction of oil prices, anticipated levels of capital expenditures and the sources of funding therefor, and our strategy for growth, product development, market position, financial results and the provision of accounting reserves. These forward-looking statements reflect our current judgment about future events and trends based on the information currently available to us. However, there will likely be events in the future that we are not able to predict or control. The factors listed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, as well as other cautionary language in such Annual Report and this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Such examples include, but are not limited to, the failure of the Quantum and OptoSeis® or Aquana technology transactions to yield positive operating results, decreases in commodity price levels,  the failure of our products to achieve market acceptance (despite substantial investment by us), our sensitivity to short term backlog, delayed or cancelled customer orders, product obsolescence resulting from poor industry conditions or new technologies, credit losses associated with customer accounts, inability to collect on financing receivables, lack of further orders for our OBX rental equipment, failure of our Quantum products to be adopted by the border and security perimeter market or a decrease in such market due to governmental changes, and infringement or failure to protect intellectual property. The occurrence of the events described in these risk factors and elsewhere in this Quarterly Report on Form 10-Q could have a material adverse effect on our business, results of operations and financial position, and actual events and results of operations may vary materially from our current expectations. We assume no obligation to revise or update any forward-looking statement, whether written or oral, that we may make from time to time, whether as a result of new information, future developments or otherwise.

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

Overview

Unless otherwise specified, the discussion in this Quarterly Report on Form 10-Q refers to Geospace Technologies Corporation and its subsidiaries. We design and manufacture sophisticated technology solutions for applications in energy exploration, smart water management as well as industrial and Internet of Things. Our seismic equipment and services are marketed to the energy exploration industry and used to locate, characterize and monitor hydrocarbon producing reservoirs. We also market our seismic products to other industries for vibration monitoring, border and perimeter security and various geotechnical applications. We design and manufacture other products of a non-seismic nature, including water meter connector cables, imaging equipment, remote shutoff water valves and Internet of Things ("IoT") platform. Additionally, the company provides specialized contract manufacturing services.  In recent years, the revenue contribution from our non-energy related products has grown to represent nearly half of our total revenue. Our business diversification strategy has centered largely on translating expertise in ruggedized engineering and technology manufacturing into expanded customer markets.

Effective October 1, 2024, the Company changed the composition of its three operating business segments and changed its methodology for allocating manufacturing costs including overhead and other costs of revenue to the segments. The business segments are now comprised of: Smart Water, Energy Solutions and Intelligent Industrial. The change methodology for allocating manufacturing costs affected each segment's operating income (loss) but had no effect on consolidated operating income.

Products and Product Development

Smart Water

Our Smart Water business segment comprises our market dominant water meter connector cable series known as Hydroconn®, and our Aquana branded remote shut-off water valves and cloud-based IoT Platform. In municipal and utility applications, our smart water products support the global smart meter connectivity water utility market. These products provide our customers with highly reliable automated meter-reading and automated meter infrastructure with our robust water-proof connectors. Our highly-ruggedized outdoor valves include the AquaFlex™ and AquaFlow™ remote shut off valves.

In commercial applications for multi-family and real estate property management, our remote sensing water valves offer asset managers the ability to gather accurate usage information, implement occupancy-based billing and submetering as well as guard against costly leak and burst events. The AquaSense remote disconnect valve and AquaControl smart water IoT platform allow customers that manage multi-family and commercial properties to monitor their properties for leak and burst events, with real-time notifications, complimented with our remote-shut off to stop water damage. These products also allow water utilities to control and monitor water use remotely, discontinue or limit service without placing its employees in potential harm or danger.

Energy Solutions

Our Energy Solutions business segment has historically accounted for the majority of our revenue. Geoscientists use seismic data primarily in connection with the exploration, development and production of oil and gas reserves to map potential and known hydrocarbon bearing formations and the geologic structures that surround them. This segment’s products include wireless seismic data acquisition systems, reservoir characterization products and services, and traditional seismic exploration products such as geophones, hydrophones, leader wire, connectors, cables, marine streamer retrieval and steering devices and various other seismic products.

Our seismic sensor, cable and connector products are compatible with most major competitive seismic data acquisition systems currently in use. Revenue from these products results primarily from seismic contractors purchasing our products as components of new seismic data acquisition systems or to repair and replace components of seismic data acquisition systems already in use.

We have developed multiple versions of a land-based wireless (or nodal) seismic data acquisition system including our most recent launch of the Pioneer™, an ultralight wireless sensor product.   We believe our wireless sensor systems allows our customers to operate more effectively and efficiently because of its reduced environmental impact, lower weight, ease of operation,  and which require less maintenance.

We have also developed a marine-based wireless seismic data acquisition system called the OBX, and recently released Mariner® and Mariner Deep™.  Similar to our land-based wireless systems, these marine wireless systems may be deployed in virtually unlimited channel configurations and do not require interconnecting cables between each station. Through December 31, 2024, we have sold 35,000 OBX stations and we currently have 13,000 OBX stations in our rental fleet.  The Mariner® is a continuous, cable-free, four channel autonomous, shallow water ocean bottom recorder designed for extended duration seabed ocean bottom seismic data acquisition. Through December 31, 2024, we have sold 7,600 Mariner® nodes.

Additionally, we have developed high-definition permanent reservoir monitoring systems ("PRM") for land and ocean-bottom applications in producing oil and gas fields. Our primary offering, OptoSeis® fiber optic sensing technology, provides high-definition seismic data acquisition systems with a flexible architecture allowing them to be configured as a subsurface system for both land and marine reservoir-monitoring projects.  We are in the process of responding to a large-scale seabed PRM tender from a major oil and gas producer.  The project is expected to be awarded in the third quarter of fiscal year 2025.  We have also entered into a contract for two Front-End Engineering and Design studies with this producer which is expected to be completed in the fourth quarter of fiscal year 2025.  We have not received any orders for a large-scale seabed PRM system since 2012.

We also have a derivative of the OptoSeis® technology for high temperature downhole applications.  The product known as Insight by OptoSeis offers a passive, all-optical downhole sensor network - no electronics downhole - resulting in years long operational lifetime at 150 °C.

We also produce a seismic borehole acquisition systems that employ a fiber optic augmented wireline capable of very high data transmission rates. These systems are used for several reservoir monitoring applications, including an application pioneered by us allowing operators and service companies to monitor and measure the results of hydraulic fracturing operations.

Lastly, our SADAR® technology provides passive seismic real-time monitoring in emerging energy applications such as Carbon Capture and Storage (CCS) and geothermal energy. Our customers include various agencies of the U.S. government including the Department of Defense, Department of Energy, Department of Homeland Security and other agencies as well as energy companies needing real-time monitoring of seismic data.

Intelligent Industrial

Our Intelligent Industrial segment is comprised of diverse software and hardware solutions leveraging decades of sensor technologies for use by the U.S. Federal government, specialized contractors and academia. This segment also includes specialized contract manufacturing in the United States along with solutions for industrial screen printers.

For more than a decade our sensor products have been used for national security and homeland defense applications. More recently our SADAR® technology, has been used for border and perimeter security surveillance, cross-border tunneling detection and other products targeted at movement monitoring, intrusion detection and situational awareness. Our seismic sensors provide unique high definition, low frequency sensing that allows for vibration monitoring in industrial machinery, mine safety and earthquake detection.

Our imaging products include electronic pre-press products that employ direct thermal imaging, direct-to-screen printing systems, and digital inkjet printing technologies targeted at the commercial graphics, industrial graphics, textile and flexographic printing industries.

Our robust manufacturing capabilities have allowed us to provide specialized contract manufacturing services for printed circuit board manufacturing, cabling and harnesses, machining, injection molding and electronic system assembly. We are certified to the latest revisions of ISO9001, 14001, 13485, and AS9100 standards and are committed to quality manufacturing, document and process control, qualification, non-conformance handling as well as continuous improvement.  We maintain environmentally sound working conditions in all of our facilities.

Consolidated Results of Operations

We report and evaluate financial information for three segments: Smart Water, Energy Solutions, and Intelligent Industrial Markets. Summary financial data by business segment follows (in thousands):

	Three Months Ended
	December 31, 2024	December 31, 2023
Smart Water
Product revenue	$7,288	$4,234
Income from operations	370	1,095
Energy Solutions
Product revenue	19,826	33,706
Rental revenue	4,456	6,205
Total revenue	24,282	39,911
Income from operations	13,282	15,068
Intelligent Industrial
Product revenue	5,531	5,774
Rental revenue	46	39
Total revenue	5,577	5,813
Loss from operations	(940)	(191)
Corporate
Rental revenue	76	74
Loss from operations	(4,877)	(3,135)
Consolidated Totals
Product revenue	32,645	43,714
Rental revenue	4,578	6,318
Total revenue	37,223	50,032
Income from operations	7,835	12,837

Business Overview

Growing industry acceptance of our water meter cables and connectors provides a strong enabler for additional revenue from our Smart Water segment. Automatic meter reading efficiencies in operations and improved customer service has begun to be understood by the municipalities of the United States.  We expect this portion of our business to continue to grow for the foreseeable future.  Additionally, we anticipate this segment to see revenue contributions from our Aquana smart water valve and IoT technology products as market traction and increased sales backlog continues to gather.  Given the well-known and often extreme volatility experienced in our Energy Solutions segment, careful expansion of products and market diversity in our Smart Water and Intelligent Industrial segments has been a longstanding part of our strategic vision and reflects our on-going diversification efforts.

Our Energy Solution segment saw a shift from rentals of our OBX marine wireless nodes to purchases of the equipment in fiscal year 2024, of which trend has continued into fiscal year 2025.  This shift signifies our customer’s recognition of future backlog to justify ownership versus renting the nodes.  We do not expect significant expansion of the ocean bottom nodal market, for we expect the market is saturable and future rental fleet use will come from our customer’s need to temporarily expand their nodal fleet. We expect our Energy Solutions segment to provide the majority of our revenue for years to come, but in diminishing portion to our other segments.  Demand for our seismic products has been, and will likely continue to be, vulnerable to downturns in the economy and the oil and gas industry in general.

We continue to maintain a strong balance sheet with no debt. Our current liquidity enables our ability to seek out business acquisitions, allows us to continue investments in capital assets and product research and development, which have historically driven revenue growth.

Three months ended December 31, 2024, compared to the three months ended December 31, 2023

Consolidated revenue for the three months ended December 31, 2024, was $37.2 million, a decrease of $12.8 million, or 25.6%, from the corresponding period of the prior fiscal year.  The decrease was primarily due to lower revenue from our Energy Solutions segment.  Revenue for the three months ended December 31, 2024, included a $17 million OBX marine wireless product sale structured as a sales-type lease.  However, in comparison, revenue for the first quarter of the prior year included a $30 million sale of our Mariner™ shallow water ocean bottom nodes.  The decrease in revenue from our Energy Solutions segment was partially offset by higher revenue generated from our Smart Water segment attributable to an increase in demand for our water meter products.

Consolidated gross profit for the three months ended December 31, 2024, was $20.1 million, a decrease of $2.1 million, or 9.4%, from the corresponding period of the prior fiscal year. The decrease in gross profit was primarily due to a decrease in wireless product revenue from our Energy Solutions segment.  This decrease was partially offset by a high gross profit margin on our $16 million wireless product sale in the first quarter of fiscal year 2025 and the increase in revenue from our Smart Water segment.

Consolidated operating expenses for the three months ended December 31, 2024, were $12.3 million, an increase of $2.9 million, or 31.0%, from the corresponding period of the prior fiscal year. The increase was due to higher personnel costs, including severance costs, higher professional fees and research and development project expenditures.

Consolidated other income was $0.6 million for the three months ended December 31, 2024, compared to a loss of $0.1 million from the corresponding period of the prior fiscal year.  The increase for the three months ended December 31, 2024 was principally due to higher interest income attributable to its short-term investments and financing receivables.

Segment Results of Operations

Smart Water

Revenue

Revenue from our Smart Water segment for the three months ended December 31, 2024, increased $3.1 million, or 72.1%, from the corresponding period of the prior fiscal year. The increase for the three months ended December 31, 2024, was primarily due to an increase in demand for our Hydroconn® cable and connector products.

Operating Income

Operating income from our Smart Water segment for the three months ended December 31, 2024, was $0.4 million, a decrease of $0.7 million, or 66.2%, from the corresponding period of the prior fiscal year. The decrease for the three months ended December 31, 2024, was primarily a result of the change in composition of our business segments.  This decrease was largely offset by the increase in revenue.

Energy Solutions

Revenue

Revenue from our Energy Solutions segment for the three months ended December 31, 2024, decreased $15.6 million, or 39.2%, from the corresponding period of the prior fiscal year.  The components of this decrease were as follows:

●

Product Revenue – For the three months ended December 31, 2024, product revenue decreased $13.9 million, or 41.2%, from the corresponding period of the prior fiscal year.  The decrease was primarily due to a decrease in demand for our wireless products.  Revenue for the three months ended December 31, 2024 included a $17 million OBX marine wireless product sale structured as a sales-type lease.  However, in comparison, revenue for the first quarter of the prior year included a $30 million sale of our Mariner™ shallow water ocean bottom nodes.

●

Rental Revenue – For the three months ended December 31, 2024, rental revenue from our wireless exploration products decreased $1.7 million, or 28.2%, from the corresponding period of the prior fiscal year.  The decrease was primarily due lower utilization of our OBX rental fleet.

Operating Income

Operating income associated with our Energy Solutions segment for the three months ended December 31, 2024, was $13.3 million, a decrease of $1.8 million from the corresponding period of the prior fiscal year. The decrease in operating income for the three months ended December 31, 2024, was primarily due to a decrease in wireless product revenue.  This decrease was largely offset by (i) a high profit margin on our $17 million product sale in the first quarter of fiscal year 2025 and (ii) the change in the composition of our business segments.

Intelligent Industrial

Revenue

Revenue from our Intelligent Industrial segment for three months ended December 31, 2024, decreased $0.2 million, or 4.1%, from the corresponding period of the prior fiscal year.  The decrease in revenue for the three months ended December 31, 2024, was primarily due to lower demand for our imaging products.  The decrease was partially offset by an increase in demand for our sensor products.

Operating Loss

Operating loss from our Intelligent Industrial segment for the three months ended December 31, 2024, was $0.9 million, an increase of $0.7 million from the corresponding period of the prior fiscal year. The increase in operating loss for the three months ended December 31, 2024, was primarily due (i) the decrease in revenue and (ii) the change in composition of our business segments.

Liquidity and Capital Resources

At December 31, 2024, we had $22.1 million in cash and cash equivalents and short-term investments.  For the three months ended December 31, 2024, we used $11.5 million of cash from operating activities.  Uses of cash included a (i) $3.0 million increase in inventories for the strategic purchase of long lead-time components needed for use in wireless products, valves and contract manufacturing, (ii) $3.6 million increase in trade accounts receivables due to timing of collections from customers and (iii) $0.7 million decrease in trade accounts payable due to timing of payments to our suppliers.  Uses of cash were partially off our net income of $8.4 million and non-cash charges of $3.5 million resulting from deferred income taxes, depreciation, amortization, accretion, inventory obsolescence, stock-based compensation and provision for recovery of credit losses.

For the three months ended December 31, 2024, we generated cash of $6.3 million in investing activities. Sources of cash consisted of (i) $9.7 million from the sale of short-term investments and (ii) $0.1 million of proceeds from the sale of rental equipment.  These sources of cash were partially offset by (i) $3.2 million for additions to our property, plant and equipment and (ii) $0.4 million for additions to our equipment rental fleet. We expect fiscal year 2025 cash investments in property, plant and equipment will be approximately $6 million. We expect fiscal year 2025 cash investments into our rental fleet will be limited unless we experience an expansion of customer demand of our rental fleet.  Our capital expenditures are expected to be funded from our cash on hand, short-term investments, internal cash flows, cash flows from our rental contracts or, if necessary, borrowings under our new credit agreement.

For the three months ended December 31, 2024, we used million from financing activities for the purchase of treasury stock pursuant to a stock buy-back program authorized by our board of directors.  The program authorizes us to repurchase up to $7 million of our common stock in open market transactions.  At December 31, 2024, $0.4 million of our common stock remains available for repurchases under the program.

On July 26, 2023, we entered into a credit agreement (“the Agreement”) with Woodforest National Bank ("Woodforest"), as sole lender.  The Agreement refinanced our credit agreement dated May 6, 2022, with Amerisource Funding, Inc., as administrative agent and as a lender, and Woodforest, as a lender.  The Agreement provides a revolving credit facility with a maximum availability of $15 million.  Availability under the Agreement is determined based upon a borrowing base comprised of certain of our domestic assets which include (i) 80% of eligible accounts receivable, plus (ii) 90% of eligible foreign insured accounts, plus (iii) 25% of eligible inventory plus (iv) 50% of the orderly liquidation value of eligible equipment, in each case subject to certain limitations and adjustments.  Interest shall accrue on outstanding borrowings at a rate equal to Term SOFR (Secured Overnight Financing Rate) plus a margin equal to 3.25% per annum (7.75% at December 31, 2024).  We are required to make monthly interest payments on borrowed funds. The Agreement is secured by substantially all of our assets, except for certain excluded property.  The Agreement requires us to maintain a minimum (i) consolidated tangible net worth of $100 million, (ii) liquidity of $5 million, and (iii) current ratio no less than 2.00 to 1.00, in each case tested quarterly. The Agreement also requires us to maintain a springing minimum interest coverage ratio of 1.50 to 1.00, tested quarterly whenever there is an outstanding balance on the revolving credit facility.  The Agreement expires in July 2025.  We intend to begin negotiations with Woodforest for an extension in the second quarter of fiscal year 2025.

At December 31, 2024 we had no outstanding borrowings under the Agreement and our borrowing base availability under the Agreement was $12.1 million after consideration of a $0.1 million outstanding letter of credit. We were in compliance with all covenants under the Agreement.   We do not currently anticipate the need to borrow under the Agreement, however, we may decide to do so in the future, if needed.

Our available cash, cash equivalents and short-term investments was $22.1 million at December 31, 2024, which included $0.9 million of cash and cash equivalents held by our foreign subsidiaries and branch offices.  In the absence of future profitable results of operations, we may need to rely on other sources of liquidity to fund our future operations, including executed rental contracts, available borrowings under the Agreement through its expiration in July 2025, sales or leveraging real estate assets, sales of rental assets and other liquidity sources which may be available to us. We currently believe that our cash and short-term investments will be sufficient to finance any future operating losses and planned capital expenditures through the next twelve months.

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

Critical Accounting Estimates

During the three months ended December 31, 2024, there has been no material change to our critical accounting estimates discussed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including the CEO and CFO, as of December 31, 2024, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

Increases in Tariffs, Trade Restrictions or Taxes on our Products Could Have an Adverse Impact on our Operations.

Approximately half of our revenue is generated from customers outside of the U.S.  We also purchase a portion of our raw materials from suppliers in China and other foreign countries.  The commerce we conduct in the international marketplace makes us subject to tariffs, trade restrictions and other taxes when the raw materials we purchase, and the products we ship, cross international borders.  Trade tensions between the United States and China, as well as those between the U.S. and Canada, Mexico and other countries have been escalating in recent years.  In addition, the transition to a new presidential administration in the United States could further impact our business and operations, due to potential trade wars as a result of the implementation of tariffs or otherwise.  Historically, trade tensions have led to a series of tariffs imposed by the U.S. on imports from China, as well as retaliatory tariffs imposed by China on imports from the U.S.  If the U.S. and China are able to negotiate the issues to restore a mutually advantageous and fair trading regime, the increased tariffs could be eliminated.  Certain raw materials we purchase from China are subject to these tariffs which has increased our manufacturing costs.  Products we sell into certain foreign markets could also become subject to similar retaliatory tariffs, making the products we sell uncompetitive to similar products not subjected to such import tariffs.  Further changes in U.S. trade policies, tariffs, taxes, export restrictions or other trade barriers, or restrictions on raw materials including rare earth minerals, may limit our ability to produce products, increase our manufacturing costs, decrease our profit margins, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase raw materials, which could have a material adverse effect on our business, results of operations or financial conditions.  Moreover, the change in presidential administration, as well as a transition of control in the U.S. House of Representatives and U.S. Senate, creates regulatory uncertainty and it remains unclear as to the tariff related impact the future geopolitical climate will bring to our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases of common stock of the Company made during the three months ended December 31, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
October 1, 2024 through October 31, 2024	—	$—	—	$615,000
November 1, 2024 through November 30, 2024	—	—	—	615,000
December 1, 2024 through December 31, 2024	19,994	9.98	19,994	418,000

(1) On May 9, 2024, Company's Board of Directors (the "Board') authorized a stock repurchase program (the "Program") under which the Company may repurchase up to $5 million of its outstanding stock.  On August 8, 2024, the Board approved an extension to the Program increasing the dollar amount of shares allowed to be purchased to $7 million.  Under the Program, the Company may purchase shares of common stock on a discretionary basis from time to time through open market transactions through block trades, in privately negotiated transactions and pursuant to any trading plan that may be adopted by the Company’s management in accordance with Rule 10b5-1 of the Exchange Act, or otherwise. The timing and number of shares repurchased will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. The Program has no time limit, does not obligate the Company to acquire a specified number of shares and may be modified, suspended or discontinued at any time at the Company’s discretion.  The repurchase plan will be funded using existing cash or future cash flow.

Item 6. Exhibits

The following exhibits are filed with this Report on Form 10-Q or are incorporated by reference

10.1*	Employment Termination Agreement dated January 1, 2025 between the Company and Walter R. Wheeler.

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

101*

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets at December 31, 2024 and September 30, 2024 , (ii) the Consolidated Statements of Operations for the three months ended December 31, 2024 and 2023, (iii) the Consolidated Statements of Comprehensive Income for the three months ended December 31, 2024 and 2023, (iv) the Consolidated Statements of Stockholders’ Equity for the three months ended December 31, 2024 and 2023, (v) the Consolidated Statements of Cash Flows for the three months ended December 31, 2024 and 2023 and (vi) Notes to Consolidated Financial Statements.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024 formatted in Inline XBRL and contained in Exhibit 101.

* Filed with this Quarterly Report on Form 10-Q

** Furnished with this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEOSPACE TECHNOLOGIES CORPORATION

Date:	February 6, 2025	By:	/s/ Richard J. Kelley
Richard J. Kelley, President
and Chief Executive Officer
(duly authorized officer)

Date:	February 6, 2025	By:	/s/ Robert L. Curda
Robert L. Curda, Vice President,
Chief Financial Officer and Secretary
(principal financial officer)