Form 10-Q
period 2025-03-31
GEOSPACE TECHNOLOGIES CORP
filed 2025-05-09
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2025 OR

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

As of April 30, 2025 the registrant had 12,806,952 shares of common stock, $0.01 par value, per share outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except share amounts)

(unaudited)

	March 31, 2025	September 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$8,294	$6,895
Short-term investments	11,531	30,227
Trade accounts and financing receivables, net	36,298	21,868
Inventories, net	27,268	26,222
Assets held for sale	1,841	1,841
Prepaid expenses and other current assets	1,781	2,313
Total current assets	87,013	89,366

Non-current inventories, net	18,996	18,031
Rental equipment, net	11,645	14,186
Property, plant and equipment, net	23,662	21,083
Non-current trade accounts and financing receivables	4,727	6,375
Operating right-of-use assets	361	464
Goodwill	736	736
Other intangible assets, net	1,574	1,649
Other non-current assets	250	304
Total assets	$148,964	$152,194

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable trade	$5,369	$8,003
Operating lease liabilities	117	173
Other current liabilities	10,084	9,021
Total current liabilities	15,570	17,197

Non-current operating lease liabilities	280	339
Deferred tax liabilities, net	22	34
Total liabilities	15,872	17,570

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $.01 par value, 20,000,000 shares authorized; 14,360,212 and 14,206,082 shares issued, respectively; and 12,801,952 and 12,709,381 shares outstanding, respectively	144	142
Additional paid-in capital	98,236	97,342
Retained earnings	53,860	55,282
Accumulated other comprehensive loss	(4,648)	(4,257)
Treasury stock, at cost, 1,558,260 and 1,496,701 shares, respectively	(14,500)	(13,885)
Total stockholders’ equity	133,092	134,624
Total liabilities and stockholders’ equity	$148,964	$152,194

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Revenue:
Products	$18,708	$19,497	$51,353	$63,211
Rental	(685)	4,773	3,893	11,091
Total revenue	18,023	24,270	55,246	74,302
Cost of revenue:
Products	13,747	14,995	28,016	38,837
Rental	2,528	3,394	5,333	7,348
Total cost of revenue	16,275	18,389	33,349	46,185

Gross profit	1,748	5,881	21,897	28,117

Operating expenses:
Selling, general and administrative	6,775	6,546	14,195	12,372
Research and development	5,235	3,863	10,129	7,465
Provision for (recovery of) credit losses	19	(22)	19	(51)
Total operating expenses	12,029	10,387	24,343	19,786

Income (loss) from operations	(10,281)	(4,506)	(2,446)	8,331

Other income (expense):
Interest expense	(43)	(44)	(87)	(100)
Interest income	693	247	1,438	482
Foreign currency transaction losses, net	(255)	(20)	(269)	(183)
Other, net	(38)	7	(71)	(67)
Total other income, net	357	190	1,011	132

Income (loss) before income taxes	(9,924)	(4,316)	(1,435)	8,463
Income tax expense (benefit)	(126)	11	(13)	111
Net income (loss)	$(9,798)	$(4,327)	$(1,422)	$8,352

Income (loss) per common share:
Basic	$(0.77)	$(0.32)	$(0.11)	$0.63
Diluted	$(0.77)	$(0.32)	$(0.11)	$0.62

Weighted average common shares outstanding:
Basic	12,792,803	13,343,793	12,772,981	13,297,324
Diluted	12,792,803	13,343,793	12,772,981	13,471,775

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Net income (loss)	$(9,798)	$(4,327)	$(1,422)	$8,352
Other comprehensive income (loss):
Change in unrealized losses on available-for-sale securities, net of tax	(14)	(20)	(57)	(5)
Foreign currency translation adjustments	65	(122)	(334)	369
Total other comprehensive income (loss)	51	(142)	(391)	364
Total comprehensive income (loss)	$(9,747)	$(4,469)	$(1,813)	$8,716

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE six months ended March 31, 2025 and 2024

(in thousands, except share amounts)

(unaudited)

	Common Stock				Accumulated
			Additional		Other
	Shares		Paid-In	Retained	Comprehensive	Treasury
	Outstanding	Amount	Capital	Earnings	Loss	Stock	Total
Balance at October 1, 2024	12,709,381	$142	$97,342	$55,282	$(4,257)	$(13,885)	$134,624
Net income	—	—	—	8,376	—	—	8,376
Other comprehensive loss	—	—	—	—	(442)	—	(442)
Issuance of common stock pursuant to the vesting of restricted stock units	109,180	1	(1)	—	—	—	—
Purchase of treasury stock	(19,664)	—	—	—	—	(197)	(197)
Stock-based compensation	—	—	349	—	—	—	349
Balance at December 31, 2024	12,798,897	143	97,690	63,658	(4,699)	(14,082)	142,710

Net loss	—	—	—	(9,798)	—	—	(9,798)
Other comprehensive income	—	—	—	—	51	—	51
Issuance of common stock pursuant to the vesting of restricted stock units	44,950	1	(1)	—	—	—	—
Purchase of treasury stock	(41,895)	—	—	—	—	(418)	(418)
Stock-based compensation	—	—	547	—	—	—	547
Balance at March 31, 2025	12,801,952	$144	$98,236	$53,860	$(4,648)	$(14,500)	$133,092

Balance at October 1, 2023	13,188,489	$140	$96,040	$61,860	$(17,824)	$(7,500)	$132,716
Net income	—	—	—	12,679	—	—	12,679
Other comprehensive income	—	—	—	—	506	—	506
Issuance of common stock pursuant to the vesting of restricted stock units	128,601	2	(2)	—	—	—	—
Stock-based compensation	—	—	406	—	—	—	406
Balance at December 31, 2023	13,317,090	142	96,444	74,539	(17,318)	(7,500)	146,307

Net loss	—	—	—	(4,327)	—	—	(4,327)
Other comprehensive loss	—	—	—	—	(142)	—	(142)
Issuance of common stock pursuant to the vesting of restricted stock units	45,000	—	—	—	—	—	—
Stock-based compensation	—	—	356	—	—	—	356
Balance at March 31, 2024	13,362,090	$142	$96,800	$70,212	$(17,460)	$(7,500)	$142,194

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	March 31, 2025	March 31, 2024
Cash flows from operating activities:
Net income (loss)	$(1,422)	$8,352
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred income tax expense (benefit)	(11)	15
Rental equipment depreciation	3,415	6,026
Property, plant and equipment depreciation	1,770	1,682
Amortization of intangible assets	74	204
Accretion of discounts on short-term investments	(156)	(234)
Stock-based compensation expense	896	762
Provision for (recovery of) credit losses	19	(51)
Inventory obsolescence expense	905	110
Gross profit from sale of rental equipment	(15,820)	(20,553)
(Gain) loss on disposal of property, plant and equipment	(93)	10
Realized gain on investments	(10)	—
Effects of changes in operating assets and liabilities:
Trade accounts and financing receivables	1,829	5,963
Inventories	(3,518)	(5,566)
Other assets	688	873
Accounts payable trade	(2,633)	(684)
Other liabilities	666	(3,180)
Net cash used in operating activities	(13,401)	(6,271)

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,419)	(3,166)
Proceeds from the sale of property, plant and equipment	131	2
Investment in rental equipment	(900)	(3,949)
Proceeds from the sale of rental equipment	1,704	30,502
Purchases of short-term investments	—	(19,293)
Proceeds from the sale of short-term investments	18,862	4,000
Payments received on note receivable related to sale of subsidiary	76	—
Net cash provided by investing activities	15,454	8,096

Cash flows from financing activities:
Purchase of treasury stock	(615)	—
Net cash used in financing activities	(615)	—

Effect of exchange rate changes on cash	(39)	134
Increase in cash and cash equivalents	1,399	1,959
Cash and cash equivalents, beginning of period	6,895	18,803
Cash and cash equivalents, end of period	$8,294	$20,762

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$113	$—
Accounts and financing receivables related to sale of rental equipment	14,701	—
Inventory transferred to rental equipment	2,395	5,352

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet of Geospace Technologies Corporation and its subsidiaries (the “Company”) at  September 30, 2024, was derived from the Company’s audited consolidated financial statements at that date. The consolidated balance sheet at  March 31, 2025 and the consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the three and six months ended March 31, 2025 and 2024 were prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows were made. All significant intercompany balances and transactions have been eliminated. The results of operations for the three and six months ended March 31, 2025, are not necessarily indicative of the operating results for a full year or of future operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity at the time of purchase of three months or less to be cash equivalents.  At March 31, 2025 and September 30, 2024, cash and cash equivalents included $0.7 million and $1.1 million, respectively, held by the Company’s foreign subsidiaries and branch offices.

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

The Company had trade accounts and financing receivables from two customers of $17.2 million and $9.7 million, respectively at March 31, 2025. The Company recognized revenue from these customers of $0.8 million and $33,000, respectively, for the three months ended March 31, 2025, and $19.5 million and $75,000, respectively, for the six months ended March 31, 2025.  The Company recognized revenue from these customers of $2.3 million and $3.2, respectively, for the three months ended March 31, 2024, and $33.7 million and $6.7 million, respectively, for the six months ended March, 31, 2024, respectively.

Impairment of Long-lived Assets

The Company's long-lived assets are reviewed for impairment whenever an event or circumstance indicates that the carrying amount of an asset or group of assets may not be recoverable. The impairment review, if necessary, includes a comparison of the expected future cash flows (undiscounted and without interest charges) to be generated by an asset group with the associated carrying value of the related assets. If the carrying value of the asset group exceeds the expected future cash flows, an impairment loss is recognized to the extent that the carrying value of the asset group exceeds its fair value.  During the quarter ended March 31, 2025, no events or changes in circumstances were identified indicating the carrying value of any of the Company's asset groups may not be recoverable.

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

The Company also generates revenue from short-term rentals under operating leases of its manufactured products.  Rentals of the Company’s equipment generally range from daily rentals to minimum rental periods of up to one year.  Rental revenue is recognized within the scope of ASC 842, Leases ("ASC 842").   The Company regularly evaluates the collectability of its lease receivables on a lease-by-lease basis. The evaluation primarily consists of reviewing past due account balances and other factors such as the credit quality of the customer, historical trends of the customer and current economic conditions.  In accordance with ASC 842, rental revenue is recognized as earned over the rental period if collectability of the rent is reasonably assured.  When collectability of amounts are no longer probable the Company records a direct write-off of the rent receivable to rental revenue and limits future rental revenue recognition to cash received.  During the second quarter of fiscal year 2025, the Company determined the collectibility of receivables from a rental customer was less than probable.  As a result of this determination, the rent receivable balance due from this customer of $2.2 million was reversed against rental revenue.  As a result of reversal, the Company's consolidated rental revenue for the three ended March 31, 2025 was in a negative position ($0.7 million).  Any future cash received from this customer will be recognized as rental revenue.

At March 31, 2025 and September 30, 2024, the Company had no deferred contract liabilities.  At  March 31, 2025 and September 30, 2024, the Company had deferred contract costs of $0.2 million, and zero, respectively.  During the three and six months ended March 31, 2025, no revenue was recognized from deferred contract liabilities and no cost of revenue was recognized from deferred contract costs.  For each of the three and six months ended March 31, 2024, revenue of $1.0 million was recognized from deferred contract liabilities.  During the three and six months ended March 31, 2024, no cost of revenue was recorded from deferred contract costs.  At March 31, 2025, all contracts had an original expected duration of one year or less.  At March 31, 2025 and October 1, 2024, the Company had accounts receivable from contracts with customers of $13.2 million and $12.6 million, respectively.  At March 31, 2024 and October 1, 2023, the Company had accounts receivable from contracts with customers of $12.5 million and $11.1 million, respectively.  Accounts receivable from contracts with customers excludes accounts receivable from rental contracts.

For the three and six months ended March 31, 2025, no revenue recognized from contracts with customers satisfied over-time.  For each of the three and six months ended March 31, 2024, revenue from contracts with customers satisfied over-time was $1.0 million, which was from the Company's Intelligent Industrial segment.  All other revenue from contracts with customers was recognized at a point-in time.  For each of the Company’s operating segments, the following table presents revenue (in thousands) only from the sale of products and the performance of services under contracts with customers.  Therefore, the table excludes all revenue earned from rental contracts.

	Three Months Ended		Six Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Smart Water	$9,472	$6,411	$16,760	$10,645
Energy Solutions	3,399	6,380	23,225	40,086
Intelligent Industrial	5,837	6,706	11,368	12,480
Total	$18,708	$19,497	$51,353	$63,211

See Note 12 for more information on the Company’s operating business segments.

For each of the geographic areas where the Company operates, the following table presents revenue (in thousands) from the sale of products and services under contracts with customers. The table excludes all revenue earned from rental contracts:

	Three Months Ended		Six Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Asia (including Russian Federation)	$1,811	$3,672	$19,868	$35,888
Canada	626	1,002	995	2,228
Europe	1,190	1,507	2,588	2,885
Mexico	811	204	2,092	370
United States	14,002	12,831	25,425	21,249
Other	268	281	385	591
Total	$18,708	$19,497	$51,353	$63,211

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

The Company’s short-term investments were composed of the following (in thousands):

	As of March 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate bonds	$9,281	$—	$(2)	$9,279
U.S. treasury securities and securities of U.S. government-sponsored agency	2,250	2	—	2,252
Total	$11,531	$2	$(2)	$11,531

	As of September 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate bonds	$21,814	$35	$—	$21,849
U.S. treasury securities and securities of U.S. government-sponsored agency	8,356	22	—	8,378
Total	$30,170	$57	$—	$30,227

The Company had no securities in a material unrealized loss position at  March 31, 2025 and  September 30, 2024 and does not believe the unrealized losses associated with these securities represent credit losses based on the evaluation of evidence, which includes an assessment of whether it is more likely than not it will be required to sell or intend to sell the investment before recovery of the investments amortized cost basis. During each of the three and six months ended March 31, 2025, a gain of $9,000 and $10,000, respectively, was realized from the sale of short-term investments. No gains or losses were recognized during the three and six months ended March 31, 2024 from the sale of short-term investments.

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

The following tables present the fair value of the Company’s short-term investments, note receivable on sale of subsidiary and Emerging Markets asset group intangible assets by valuation hierarchy and input (in thousands):

	As of March 31, 2025
	(Level 1)	(Level 2)	(Level 3)	Totals
Short-term investments:
Corporate bonds	$—	$9,279	$—	$9,279
U.S. treasury securities and securities of U.S. government-sponsored agency	—	2,252	—	2,252
Total	$—	$11,531	$—	$11,531

	As of September 30, 2024
	(Level 1)	(Level 2)	(Level 3)	Totals
Recurring:
Short-term investments:
Corporate bonds	$—	$21,849	$—	$21,849
U.S. treasury securities and securities of U.S. government-sponsored agency	—	8,378	—	8,378
Total	$—	$30,227	$—	$30,227

Nonrecurring:
Note receivable on sale of subsidiary	$—	$—	$2,600	$2,600

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

At September 30, 2024, the Company performed a recoverability assessment on its long-lived assets of its Emerging Markets asset group in which its carrying value was compared to the estimated undiscounted cash flows over the remaining useful life of the asset group's primarily asset, its developed technology.  Accordingly, a fair value analysis was performed.  Based on the assessment, the Company determined the fair value of the asset was less than its carrying value and recorded an impairment charge of $2.8 million on this asset group, which impaired its intangible assets in their entirety. The Company determined the fair value of this asset group to be approximately zero. The measurements utilized to determine the implied fair value represented significant unobservable inputs (Level 3).

5. Trade Accounts and Financing Receivables

Trade accounts receivable, net, reflected in the following table (in thousands):

	March 31, 2025	September 30, 2024
Trade accounts receivable	$14,068	$16,151
Allowance for credit losses	(21)	(4)
Total	14,047	16,147
Less current portion	(14,047)	(14,637)
Non-current trade accounts receivable	$—	$1,510

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

Allowance for credit losses related to trade accounts receivable are reflected in the following table (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Allowance for credit losses:
Beginning of period	4	92	4	125
Provision for credit losses	20	12	20	55
Recoveries	—	(34)	—	(106)
Write-offs	(3)	—	(3)	(7)
Currency translation	—	(3)	—	0
End of period	$21	$67	$21	$67

Financing receivables, net, are reflected in the following table (in thousands):

	March 31, 2025	September 30, 2024
Promissory notes	$13,147	$12,996
Sales-type lease	14,937	—
Total financing receivables	28,084	12,996
Discount to fair value and unearned income	(1,106)	(900)
Total financing receivables, net	26,978	12,096
Less current portion	(22,251)	(7,231)
Non-current financing receivables	$4,727	$4,865

In November 2024, the Company entered into a sales-type lease with a customer on wireless seismic equipment from its rental fleet.  The lease matures in October 2025.  During the three and six months ended March 31, 2025 interest income of $0.2 million and $0.3 million, respectively, was recognized on the lease.  The ownership of the equipment will transfer to the customer at the end of the lease term.

In August 2024, the Company entered into a $9.4 million promissory note with a customer related to a product sale.  The note bears interest at 9.5% per annum.  Pursuant to an amendment in the first quarter of fiscal year 2025, the maturity of the note was extended from December 2025 to June 2026.  The note bears interest at 9.5% per annum. The note is collateralized by the product sold.

In August 2024, the Company entered into a $3.5 million promissory note with the buyer of its Russian subsidiary.  The note bears interest at 5% per annum and is for a 10-year term.  Principal and interest payments of $37,000 are due monthly.  Based on a fair value analysis performed at the date of sale, a discount to fair value of $0.9 million was placed on the note.  Interest income on the amortization of the discount is recognized under the effective interest method.

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

6. Inventories

Inventories consist of the following (in thousands):

	March 31, 2025	September 30, 2024
Finished goods	$19,101	$18,099
Work in process	5,670	3,626
Raw materials	31,178	30,941
Obsolescence reserve (net realizable value adjustment)	(9,685)	(8,413)
Total	46,264	44,253
Less current portion	27,268	26,222
Non-current portion	$18,996	$18,031

Inventory obsolescence expense for the three and six months ended March 31, 2025, was $0.4 million and $0.9 million, respectively.  Inventory obsolescence expense for each of the three and six months ended March 31, 2024, was $0.1 million.  Raw materials include semi-finished goods and component parts that totaled approximately $10.9 million and $8.6 million at March 31, 2025 and September 30, 2024, respectively.

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

The Company regularly evaluates the collectability of its lease receivables on a lease-by-lease basis. The evaluation primarily consists of reviewing past due account balances and other factors such as the credit quality of the customer, historical trends of the customer and current economic conditions. The Company suspends revenue recognition when the collectability of amounts due are no longer probable and concurrently records a direct write-off of the lease receivable to rental revenue and limits future rental revenue recognition to cash received.  Also see Note 2.

As of March 31, 2025, the Company’s trade accounts receivable included lease receivables of $0.8 million.

Future minimum lease obligations due from the Company’s leasing customers on operating leases executed as of  March 31, 2025, were $1.2 million, all of which is expected to be due within the next 12 months.

Rental equipment consisted of the following (in thousands):

	March 31, 2025	September 30, 2024
Rental equipment, primarily wireless recording equipment	$49,108	$63,111
Accumulated depreciation	(37,463)	(48,925)
	$11,645	$14,186

8. Long-Term Debt

On July 26, 2023, the Company entered into a credit agreement (“the Agreement”) with Woodforest National Bank, as sole lender.  The Agreement refinanced the Company's credit agreement dated May 6, 2022, with Amerisource Funding, Inc., as administrative agent and as a lender, and Woodforest National Bank, as a lender. The Agreement provides a revolving credit facility with a maximum availability of $15 million.  Availability under the Agreement is determined based upon a borrowing base comprised of certain of the Company’s domestic assets which include (i) 80% of eligible accounts, plus (ii) 90% of eligible foreign insured accounts, plus (iii) 25% of eligible inventory plus (iv) 50% of the orderly liquidation value of eligible equipment, in each case subject to certain limitations and adjustments.  Interest shall accrue on outstanding borrowings at a rate equal to Term SOFR (Secured Overnight Financing Rate) plus a margin equal to 3.25% per annum (7.66% at March 31, 2025).  The Company is required to make monthly interest payments on borrowed funds. The Agreement is secured by substantially all of the Company's assets, except for certain excluded property. The Agreement requires the Company to maintain a minimum (i) consolidated tangible net worth of $100 million, (ii) liquidity of $5 million, and (iii) current ratio no less than 2.00 to 1.00, in each case tested quarterly. The Agreement also requires the Company to maintain a springing minimum interest coverage ratio of 1.50 to 1.00, tested quarterly whenever there is an outstanding balance on the revolving credit facility. The Agreement expires in July 2025.  At March 31, 2025, the Company's borrowing availability under the Agreement was $14.9 million after consideration of a $0.1 million outstanding letter of credit.  At March 31, 2025, the Company was in compliance with all covenants under the Agreement. The Company had no borrowings outstanding under the Agreement at March 31, 2025, and September 30, 2024.  The Company has begun negotiations with Woodforest for a maturity extension on the Agreement.

9. Stock-Based Compensation

During the six months ended March 31, 2025, the Company issued 191,700 restricted stock units (“RSUs”) under its 2014 Long Term Incentive Plan, as amended. The RSUs issued include both time-based and performance-based vesting provisions. The weighted average grant date fair value of each RSU was $12.18 per unit. The grant date fair value of the RSUs was $2.3 million, which will be charged to expense over the next four years as the restrictions lapse. Compensation expense for the RSUs was determined based on the closing market price of the Company’s stock on the date of grant applied to the total number of units that are anticipated to fully vest. Each RSU represents a contingent right to receive one share of the Company’s common stock upon vesting.  As of March 31, 2025, there were 354,965 RSUs outstanding.

For the three and six months ended March 31, 2025, stock-based compensation expense was $0.5 million and $0.9 million, respectively.  For the three and six months ended March 31, 2024, stock-based compensation expense was $0.4 million and $0.8 million, respectively. As of March 31, 2025, the Company had unrecognized compensation expense of $2.8 million relating to RSUs that is expected to be recognized over the next four years.

10. Earnings (Loss) Per Common Share

The following table summarizes the calculation of net earnings (loss) and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings (loss) per share (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Net income (loss)	$(9,798)	$(4,327)	$(1,422)	$8,352
Weighted average number of common share equivalents:
Common shares used in basic earnings (loss) per share	12,792,803	13,343,793	12,772,981	13,297,324
Common share equivalents outstanding related to RSUs	—	—	—	174,451
Total weighted average common shares and common share equivalents used in diluted earnings (loss) per share	12,792,803	13,343,793	12,772,981	13,471,775
Earnings (loss) per share:
Basic	$(0.77)	$(0.32)	$(0.11)	$0.63
Diluted	$(0.77)	$(0.32)	$(0.11)	$0.62

           For the calculation of diluted earnings per share for each of the three and six months ended March 31, 2025, there were 354,965 non-vested RSUs, respectively, excluded from the calculation of weighted average shares outstanding since their impact on diluted earnings per share were antidilutive. For the calculation of diluted earnings per share for the three and six months ended March 31, 2024, there were 400,020 and 225,569 non-vested RSUs, respectively, excluded from the calculation of weighted average shares outstanding since their impact on diluted earnings per share were antidilutive.

11. Commitments and Contingencies

Contingent Compensation Costs

In July 2021, the Company acquired Aquana, LLC (“Aquana”).  Pursuant to the merger agreement with Aquana, as amended ("the Merger Agreement"), the Company is subject to additional contingent cash payments to the former members of Aquana over a seven-year earn-out period. The contingent payments, if any, will be derived from certain eligible revenue generated during the earn-out period from products and services sold by Aquana. There is no maximum limit to the contingent cash payments that could be made. The Merger Agreement requires the continued employment of a certain key employee and former member of Aquana for the first five years of the seven-year earn-out period in order for any of Aquana’s former members to be eligible for any earn-out payments. Due to the continued employment requirement, no liability has been recorded for the estimated fair value of earn-out payments for this transaction. Earn-outs achieved are recorded as compensation expense when incurred.

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

The Company's business segments are now comprised of: Smart Water, Energy Solutions and Intelligent Industrial. The Smart Water segment emphasizes the Company’s targeted approach in the water management industry. This business segment contains the Hydroconn® smart water connectivity offerings and the Company's Aquana products. The Energy Solutions segment encompass' the Company’s traditional business in oil and gas land and marine exploration products, reservoir monitoring solutions, and will additionally incorporate emerging energy solutions and microseismic monitoring. This segment will include energy-related business from Quantum’s SADAR® products and associated analytics.  The Intelligent Industrial segment includes seismic sensor products used for vibration monitoring geotechnical applications such as mine safety applications and earthquake detection, designs seismic products targeted at the border and perimeter security markets, imaging products, as well as providing contract manufacturing services. The change in methodology for allocating manufacturing costs affected each business segment's operating income (loss) but had no effect on consolidated operating income (loss).

The following table summarizes the Company’s segment information (in thousands).  Segment information for the three and six months ended March 31, 2025 and 2024, has been recast for comparability.

	Three Months Ended		Six Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Revenue:
Smart Water	$9,472	$6,411	$16,760	$10,645
Energy Solutions	2,588	11,035	26,870	50,946
Intelligent Industrial	5,883	6,749	11,460	12,562
Corporate	80	75	156	149
Total	$18,023	$24,270	$55,246	$74,302

Income (loss) from operations:
Smart Water	$1,420	$1,666	$1,790	$2,761
Energy Solutions	(6,668)	(1,948)	6,614	13,120
Intelligent Industrial	(1,287)	(708)	(2,227)	(899)
Corporate	(3,746)	(3,516)	(8,623)	(6,651)
Total	$(10,281)	$(4,506)	$(2,446)	$8,331

The Company's manufacturing operations for its operating business segments are combined.  Therefore, the Company does not segregate and report separate balance sheet accounts for each of its segments and therefore, no total asset information is presented in the table above.

13. Income Taxes

Consolidated income tax benefit for the three and six months ended March 31, 2025, was $126,000 and $13,000, respectively.  Consolidated income tax expense for the three and six months ended March 31, 2024, was $11,000 and $111,000 million, respectively. The primary difference between the Company's effective tax rate and the statutory rate is adjustments to the valuation allowance against deferred tax assets.

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

Effective October 1, 2024, the Company changed the composition of its three operating business segments and changed its methodology for allocating manufacturing costs including overhead and other costs of revenue to the segments. The business segments are now comprised of: Smart Water, Energy Solutions and Intelligent Industrial. The change methodology for allocating manufacturing costs affected each segment's operating income (loss) but had no effect on consolidated operating income (loss).

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

We have also developed a marine-based wireless seismic data acquisition system called the OBX, and recently released Mariner® and Mariner Deep™.  Similar to our land-based wireless systems, these marine wireless systems may be deployed in virtually unlimited channel configurations and do not require interconnecting cables between each station. Through March 31, 2025, we have sold 28,000 OBX stations and we currently have 9,000 OBX stations in our rental fleet.  The Mariner® is a continuous, cable-free, four channel autonomous, shallow water ocean bottom recorder designed for extended duration seabed ocean bottom seismic data acquisition. Through March 31, 2025, we have sold 7,600 Mariner® nodes and currently have 3,000 Mariner® nodes in our rental fleet.

Additionally, we have developed high-definition permanent reservoir monitoring systems ("PRM") for land and ocean-bottom applications in producing oil and gas fields. Our primary offering, OptoSeis® fiber optic sensing technology, provides high-definition seismic data acquisition systems with a flexible architecture allowing them to be configured as a subsurface system for both land and marine reservoir-monitoring projects.  We continue to have discussions with potential clients for future PRM systems.  We are currently performing engineering services for two Front-End Engineering and Design studies for a major oil and producer.  We have not received any orders for a large-scale seabed PRM system since 2012.

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

Consolidated Results of Operations

We report and evaluate financial information for three segments: Smart Water, Energy Solutions, and Intelligent Industrial Markets. Summary financial data by business segment follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Smart Water
Product revenue	$9,472	$6,411	$16,760	$10,645
Income from operations	1,420	1,666	1,790	2,761
Energy Solutions
Product revenue	3,399	6,380	23,225	40,086
Rental revenue	(811)	4,655	3,645	10,860
Total revenue	2,588	11,035	26,870	50,946
Income from operations	(6,668)	(1,948)	6,614	13,120
Intelligent Industrial
Product revenue	5,837	6,706	11,368	12,480
Rental revenue	46	43	92	82
Total revenue	5,883	6,749	11,460	12,562
Loss from operations	(1,287)	(708)	(2,227)	(899)
Corporate
Rental revenue	80	75	156	149
Loss from operations	(3,746)	(3,516)	(8,623)	(6,651)
Consolidated Totals
Product revenue	18,708	19,497	51,353	63,211
Rental revenue	(685)	4,773	3,893	11,091
Total revenue	18,023	24,270	55,246	74,302
Income (loss) from operations	$(10,281)	$(4,506)	$(2,446)	$8,331

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

Our Energy Solution segment saw a shift from rentals of our OBX marine wireless nodes to purchases of the equipment in fiscal year 2024, of which trend has continued into fiscal year 2025.  This shift signifies our customer’s recognition of future backlog to justify ownership versus renting the nodes.  We do not expect significant expansion of the ocean bottom nodal market, for we expect the market is saturable and future rental fleet use will come from our customer’s need to temporarily expand their nodal fleet. We expect our Energy Solutions segment to provide a significant portion of our revenue for years to come, but in diminishing portion to our other segments.  Demand for our seismic products has been, and will likely continue to be, vulnerable to downturns in the economy and the oil and gas industry in general.

We continue to maintain a strong balance sheet with no debt. Our current liquidity enables our ability to seek out business acquisitions, allows us to continue investments in capital assets and product research and development, which have historically driven revenue growth.

Three and six months ended March 31, 2025, compared to the three and six months ended March 31, 2024

Consolidated revenue for the three months ended March 31, 2025, was $18.0 million, a decrease of $6.2 million, or 25.7%, from the corresponding period of the prior fiscal year. The decrease was primarily due to lower OBX marine wireless rental revenue from our Energy Solutions segment.  During the second quarter of fiscal year 2025, the Company determined the collectability of a receivables from a rental customer was less than probable.  As a result of this determination, the rent receivable balance due from this customer of $2.2 million was reversed against rental revenue.  As a result of reversal, the Company's consolidated rental revenue for the three ended March 31, 2025 was in a negative position ($0.7 million).  Any future cash received from this customer will be recognized as rental revenue.  Consolidated revenue for the six months ended March 31, 2025, was $55.2 million, a decrease of $19.1 million, or 25.6%, from the corresponding period of the prior fiscal year. The decrease was primarily due to lower revenue from our Energy Solutions segment.  Revenue for the six months ended March 31, 2025, included a $17 million OBX marine wireless product sale structured as a sales-type lease. However, in comparison, revenue for the first quarter of the prior year included a $30 million sale of our Mariner™ shallow water ocean bottom nodes.   The decrease was also attributable to lower rental revenue. The decrease in consolidated revenue for both the three and six months ended March 31, 2025 was partially offset by an increase in demand for our Hydroconn® cable and connector products from our Smart Water segment.

Consolidated gross profit for the three months ended March 31, 2025, was $1.7 million, a decrease of $4.1 million, or 70.3%, from the corresponding period of the prior fiscal year. The decrease in gross profit was primarily due to a decrease in both our wireless product revenue and rental revenue from our Energy Solutions segment. Consolidated gross profit for the six months ended March 31, 2025, was $21.9 million, a decrease of $6.2 million, or 22.1%, from the corresponding period of the prior fiscal year. The decrease in gross profit was primarily due to a decrease in wireless product revenue and rental revenue. This decrease was partially offset by a high gross profit margin on a $16 million wireless product sale in the first quarter of fiscal year 2025.

Consolidated operating expenses for the three months ended March 31, 2025, were $12.0 million, an increase of $1.6 million, or 15.8%, from the corresponding period of the prior fiscal year.  Consolidated operating expenses for the six months ended March 31, 2025, were $24.3 million, an increase of $4.6 million, or 23.0%, from the corresponding period of the prior fiscal year. The increase for both the three and six months ended March 31, 2025 was primarily due to higher personnel costs, including severance costs and acceleration of stock-based compensation expense. The increase in consolidated operating expenses for the six months ended March 31, 2025  was also attributable to higher sales and marketing costs in addition to an increase in research and development project expenditures.

Consolidated other income was $0.4 million for the three months ended March 31, 2025, compared to $0.2 million from the corresponding period of the prior fiscal year.  Consolidated other income was $1.0 million for the six months ended March 31, 2025, compared to $0.1 million from the corresponding period of the prior fiscal year.  The increase for both periods was principally due to higher interest income attributable to our financing receivables.

Segment Results of Operations

Smart Water

Revenue

Revenue from our Smart Water segment for the three months ended March 31, 2025, increased $3.1 million, or 47.7%, from the corresponding period of the prior fiscal year. Revenue from our Smart Water segment for the six months ended March 31, 2025, increased $6.1 million, or 57.4%, from the corresponding period of the prior fiscal year. The increase for both periods was primarily due to an increase in demand for our Hydroconn® cable and connector products.

Operating Income

Operating income from our Smart Water segment for the three months ended March 31, 2025, was $1.4 million, a decrease of $0.2 million, or 14.8%, from the corresponding period of the prior fiscal year. Operating income from our Smart Water segment for the six months ended March 31, 2025, was $1.8 million, a decrease of $1.0 million, or 35.2% million, from the corresponding period of the prior fiscal year.  The decrease for both periods was due to (i) an increase in selling and marketing and research and development costs associated with our increase in revenue and (ii) the change in composition of our business segments and our methodology for allocating manufacturing costs including overhead and other costs of revenue to our segments.

Energy Solutions

Revenue

Revenue from our Energy Solutions segment for the three months ended March 31, 2025, decreased $8.4 million, or 76.5%, from the corresponding period of the prior fiscal year.  Revenue from our Energy Solutions segment for the six months ended March 31, 2025, decreased $24.1 million, or 47.3%, from the corresponding period of the prior fiscal year. The components of this decrease were as follows:

●

Product Revenue – For the three months ended March 31, 2025, product revenue decreased $3.0 million, or 46.7%, from the corresponding period of the prior fiscal year.  The decrease was primarily due to a decrease in demand for both our marine and land wireless products. For the six months ended March 31, 2025, product revenue decreased $16.9 million, or 42.1%, from the corresponding period of the prior fiscal year.  The decrease was primarily due to a decrease in demand for our wireless products.  Revenue for the six months ended March 31, 2025 included a $17 million OBX marine wireless product sale structured as a sales-type lease. However, in comparison, revenue for the six months ended March 31, 2024 included a $30 million sale of our Mariner™ shallow water ocean bottom nodes.

●

Rental Revenue – For the three months ended March 31, 2025, rental revenue from our wireless exploration products was in a negative position ($0.8 million) in comparison to $4.7 million for corresponding period of the prior fiscal year.  During the second quarter of fiscal year 2025, the Company determined the collectability of a receivables from a rental customer was less than probable.  As a result of this determination, the rent receivable balance due from this customer of $2.2 million was reversed against rental revenue.  Any future cash received from this customer will be recognized as rental revenue.  Consolidated rental revenue from our wireless exploration products for the six months ended March 31, 2025, was $3.6 million, a decrease of $7.2 million, or 66.4%, from the corresponding period of the prior fiscal year.  This decrease was due to both the rental revenue reversal mentioned above and due to lower utilization of our wireless marine rental fleet.

Operating Income (Loss)

Operating loss associated with our Energy Solutions segment for the three months ended March 31, 2025, was $(6.7) million, compared to $(1.9) million for the corresponding period of the prior fiscal year. The increase in operating loss was largely due to (i) the decrease in revenue and related gross profits and (ii) a change in the composition of our business segments. Operating income associated with our Energy Solutions segment for the six months ended March 31, 2025, was $6.6 million, a decrease of $6.5 million from the corresponding period of the prior fiscal year. The decrease in operating income for the six months ended March 31, 2025, was primarily due to lower revenue and related gross profits largely driven by (i) a high profit margin on our $17 million product sale in the first quarter of fiscal year 2025 and (ii) the change in composition of our business segments and our methodology for allocating manufacturing costs including overhead and other costs of revenue to our segments.

Intelligent Industrial

Revenue

Revenue from our Intelligent Industrial segment for three months ended March 31, 2025, decreased $0.9 million, or 12.8%, from the corresponding period of the prior fiscal year. Revenue from our Intelligent Industrial segment for six months ended March 31, 2025, decreased $1.1 million, or 8.8%, from the corresponding period of the prior fiscal year. The decrease in revenue for both the three and six months ended March 31, 2025, was primarily due to (i) revenue recognized for the three and six months ended March 31, 2024 on a government contract completed in the fourth quarter of fiscal year 2024 and (ii) lower demand for our imaging products. The decrease for both periods was partially offset by an increase in demand for our sensor products.

Operating Loss

Operating loss from our Intelligent Industrial segment for the three months ended March 31, 2025, was $1.3 million, an increase of $0.6 million from the corresponding period of the prior fiscal year. Operating loss from our Intelligent Industrial segment for the six months ended March 31, 2025, was $2.2 million, an increase of $0.9 million from the corresponding period of the prior fiscal year.  The increase in operating loss for both periods was primarily due (i) the decrease in revenue and (ii) the change in composition of our business segments and our methodology for allocating manufacturing costs including overhead and other costs of revenue to our segments.

Liquidity and Capital Resources

At March 31, 2025, we had $19.8 million in cash and cash equivalents and short-term investments.  For the six months ended March 31, 2025, we used $13.4 million of cash from operating activities.  Uses of cash included (i) our net loss of $1.4 million, offset by non-cash charges of $6.9 million resulting from deferred income taxes, depreciation, amortization, accretion, inventory obsolescence, stock-based compensation and provision for credit losses, a (ii) $3.5 million increase in inventories for the strategic purchase of long lead-time components needed for use in wireless products, valves and contract manufacturing, (iii) $2.6 million decrease in trade accounts payable due to timing of payments to our suppliers and (iv) $0.7 increase in other liabilities related to accrued compensation costs. These uses of cash were partially offset by a (i) $1.8 million increase in trade accounts receivables due to timing of collections from customers and (ii) a $0.7 million decrease in other assets, primarily prepayment of insurance premiums.

For the six months ended March 31, 2025, we generated cash of $15.5 million in investing activities. Sources of cash consisted of (i) $18.9 million from the sale of short-term investments and (ii) $1.7 million of proceeds from the sale of rental equipment.  These sources of cash were partially offset by (i) $4.4 million for additions to our property, plant and equipment and (ii) $0.9 million for additions to our equipment rental fleet. We expect fiscal year 2025 cash investments in property, plant and equipment will be approximately $7 million. We expect fiscal year 2025 cash investments into our rental fleet will be limited unless we experience an expansion of customer demand of our rental fleet.  Our capital expenditures are expected to be funded from our cash on hand, short-term investments, internal cash flows, cash flows from our rental contracts or, if necessary, borrowings under our new credit agreement.

For the six months ended March 31, 2025, we used $0.6 million from financing activities for the purchase of treasury stock pursuant to a stock buy-back program authorized by our board of directors.  The program authorized us to repurchase up to $7 million of our common stock in open market transactions.  The program was completed in the second quarter of fiscal year 2025.

On July 26, 2023, we entered into a credit agreement (“the Agreement”) with Woodforest National Bank ("Woodforest"), as sole lender.  The Agreement refinanced our credit agreement dated May 6, 2022, with Amerisource Funding, Inc., as administrative agent and as a lender, and Woodforest, as a lender.  The Agreement provides a revolving credit facility with a maximum availability of $15 million.  Availability under the Agreement is determined based upon a borrowing base comprised of certain of our domestic assets which include (i) 80% of eligible accounts receivable, plus (ii) 90% of eligible foreign insured accounts, plus (iii) 25% of eligible inventory plus (iv) 50% of the orderly liquidation value of eligible equipment, in each case subject to certain limitations and adjustments.  Interest shall accrue on outstanding borrowings at a rate equal to Term SOFR (Secured Overnight Financing Rate) plus a margin equal to 3.25% per annum (7.66% at March 31, 2025).  We are required to make monthly interest payments on borrowed funds. The Agreement is secured by substantially all of our assets, except for certain excluded property.  The Agreement requires us to maintain a minimum (i) consolidated tangible net worth of $100 million, (ii) liquidity of $5 million, and (iii) current ratio no less than 2.00 to 1.00, in each case tested quarterly. The Agreement also requires us to maintain a springing minimum interest coverage ratio of 1.50 to 1.00, tested quarterly whenever there is an outstanding balance on the revolving credit facility.  The Agreement expires in July 2025.  We have begun negotiations with Woodforest for a maturity extension to the Agreement.

At March 31, 2025 we had no outstanding borrowings under the Agreement and our borrowing base availability under the Agreement was $14.9 million after consideration of a $0.1 million outstanding letter of credit. We were in compliance with all covenants under the Agreement.   We do not currently anticipate the need to borrow under the Agreement, however, we may decide to do so in the future, if needed.

Our available cash, cash equivalents and short-term investments was $19.8 million at March 31, 2025, which included $0.7 million of cash and cash equivalents held by our foreign subsidiaries and branch offices.  In the absence of future profitable results of operations, we may need to rely on other sources of liquidity to fund our future operations, including executed rental contracts, available borrowings under the Agreement through its expiration in July 2025, sales or leveraging real estate assets, sales of rental assets and other liquidity sources which may be available to us. We currently believe that our cash and short-term investments will be sufficient to finance any future operating losses and planned capital expenditures through the next twelve months.

We do not have any obligations which meet the definition of an off-balance sheet arrangement, and which have or are reasonably likely to have a current or future effect on our financial statements or the items contained therein that are material to investors.

Contractual Obligations

Contingent Compensation Costs

In July 2021, the Company acquired Aquana, LLC (“Aquana”).  Pursuant to the merger agreement with Aquana, as amended ("the Merger Agreement"), the Company is subject to additional contingent cash payments to the former members of Aquana over a seven-year earn-out period. The contingent payments, if any, will be derived from certain eligible revenue generated during the earn-out period from products and services sold by Aquana. There is no maximum limit to the contingent cash payments that could be made. The Merger Agreement requires the continued employment of a certain key employee and former member of Aquana for the first five years of the seven-year earn-out period in order for any of Aquana’s former members to be eligible for any earn-out payments. Due to the continued employment requirement, no liability has been recorded for the estimated fair value of earn-out payments for this transaction. Earn-outs achieved are recorded as compensation expense when incurred.

See Note 11 to our consolidated financial statements in this Quarterly Report on Form 10-Q for more information on our contractual contingencies.

Critical Accounting Estimates

During the six months ended March 31, 2025, there has been no material change to our critical accounting estimates discussed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including the CEO and CFO, as of March 31, 2025, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases of common stock of the Company made during the three months ended March 31, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
January 1, 2025 through January 31, 2025	41,895	$9.93	—	—
February 1, 2025 through February 28, 2025	—	—	—	—
March 1, 2025 through March 31, 2025	—	—	—	—

(1) On May 9, 2024, Company's Board of Directors (the "Board') authorized a stock repurchase program (the "Program") under which the Company may repurchase up to $5 million of its outstanding stock.  On August 8, 2024, the Board approved an extension to the Program increasing the dollar amount of shares allowed to be purchased to $7 million.  Under the Program, the Company may purchase shares of common stock on a discretionary basis from time to time through open market transactions through block trades, in privately negotiated transactions and pursuant to any trading plan that may be adopted by the Company’s management in accordance with Rule 10b5-1 of the Exchange Act, or otherwise. The timing and number of shares repurchased depends on a variety of factors, including stock price, trading volume, and general business and market conditions. The Program has no time limit, does not obligate the Company to acquire a specified number of shares and may be modified, suspended or discontinued at any time at the Company’s discretion.  The Program was completed in January 2025.  The Program was funded with existing cash.

Item 6. Exhibits

The following exhibits are filed with this Report on Form 10-Q or are incorporated by reference

3.1

Amended and Restated Certificate of Formation of Geospace Technologies Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed May 8, 2015).

3.2	Amended and Restated Bylaws of Geospace Technologies Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed August 8, 2019).

10.1	Employment Agreement effective January 1, 2025, between Geospace Technologies Corporation and Richard J. Kelley (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 4, 2025).

10.2	Employment Agreement effective January 1, 2025, between Geospace Technologies Corporation and Robert L. Curda (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed March 4, 2025).

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.

31.2*	Certification of the Chief Financial Officer pursuant Rule 13a-14(a) under the Securities and Exchange Act of 1934.

32.1**	Certification of the Chief Executive Officer pursuant 18 U.S.C. Section 1350.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101*

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets at March 31, 2025 and September 30, 2024 , (ii) the Consolidated Statements of Operations for the three and six months ended March 31, 2025 and 2024, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2025 and 2024, (iv) the Consolidated Statements of Stockholders’ Equity for the three and six months ended March 31, 2025 and 2024, (v) the Consolidated Statements of Cash Flows for the six months ended March 31, 2025 and 2024 and (vi) Notes to Consolidated Financial Statements.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in Inline XBRL and contained in Exhibit 101.

* Filed with this Quarterly Report on Form 10-Q

** Furnished with this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEOSPACE TECHNOLOGIES CORPORATION

Date:	May 9, 2025	By:	/s/ Richard J. Kelley
Richard J. Kelley, President
and Chief Executive Officer
(duly authorized officer)

Date:	May 9, 2025	By:	/s/ Robert L. Curda
Robert L. Curda, Vice President,
Executive Vice President, Chief Financial Officer and Secretary
(principal financial officer)