Form 10-Q
period 2025-06-30
GEOSPACE TECHNOLOGIES CORP
filed 2025-08-08
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2025 OR

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

As of July 31, 2025 the registrant had 12,820,702 shares of common stock, $0.01 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except share amounts)

(unaudited)

	June 30, 2025	September 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$23,559	$6,895
Short-term investments	1,997	30,227
Trade accounts and financing receivables, net	32,308	21,868
Inventories, net	29,232	26,222
Assets held for sale	—	1,841
Prepaid expenses and other current assets	3,031	2,313
Total current assets	90,127	89,366

Non-current inventories, net	18,860	18,031
Rental equipment, net	10,321	14,186
Property, plant and equipment, net	22,189	21,083
Non-current trade accounts and financing receivables	5,570	6,375
Operating right-of-use assets	334	464
Goodwill	736	736
Other intangible assets, net	1,537	1,649
Other non-current assets	158	304
Total assets	$149,832	$152,194

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable trade	$3,771	$8,003
Operating lease liabilities	119	173
Other current liabilities	11,383	9,021
Total current liabilities	15,273	17,197

Non-current operating lease liabilities	249	339
Deferred tax liabilities, net	19	34
Total liabilities	15,541	17,570

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $.01 par value, 20,000,000 shares authorized; 14,365,212 and 14,206,082 shares issued, respectively; and 12,806,952 and 12,709,381 shares outstanding, respectively	144	142
Additional paid-in capital	98,540	97,342
Retained earnings	54,620	55,282
Accumulated other comprehensive loss	(4,513)	(4,257)
Treasury stock, at cost, 1,558,260 and 1,496,701 shares, respectively	(14,500)	(13,885)
Total stockholders’ equity	134,291	134,624
Total liabilities and stockholders’ equity	$149,832	$152,194

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenue:
Products	$23,227	$20,223	$74,580	$83,434
Rental	1,616	5,635	5,509	16,726
Total revenue	24,843	25,858	80,089	100,160
Cost of revenue:
Products	15,150	14,179	43,166	53,016
Rental	2,154	3,153	7,487	10,501
Total cost of revenue	17,304	17,332	50,653	63,517

Gross profit	7,539	8,526	29,436	36,643

Operating expenses:
Selling, general and administrative	7,546	6,941	21,741	19,313
Research and development	4,238	4,011	14,367	11,476
Provision for (recovery of) credit losses	2	(33)	21	(84)
Total operating expenses	11,786	10,919	36,129	30,705

Gain on disposal of property	4,616	—	4,616	—

Income (loss) from operations	369	(2,393)	(2,077)	5,938

Other income (expense):
Interest expense	(44)	(44)	(131)	(144)
Interest income	537	472	1,975	954
Foreign currency transaction gains (losses), net	4	(70)	(265)	(253)
Other, net	(38)	(37)	(109)	(104)
Total other income, net	459	321	1,470	453

Income (loss) before income taxes	828	(2,072)	(607)	6,391
Income tax expense (benefit)	68	(2)	55	109
Net income (loss)	$760	$(2,070)	$(662)	$6,282

Income (loss) per common share:
Basic	$0.06	$(0.16)	$(0.05)	$0.47
Diluted	$0.06	$(0.16)	$(0.05)	$0.47

Weighted average common shares outstanding:
Basic	12,805,414	13,216,386	12,783,832	13,270,444
Diluted	12,805,414	13,216,386	12,783,832	13,431,714

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income (loss)	$760	$(2,070)	$(662)	$6,282
Other comprehensive income (loss):
Change in unrealized losses on available-for-sale securities, net of tax	(1)	(17)	(58)	(22)
Foreign currency translation adjustments	136	46	(198)	415
Total other comprehensive income (loss)	135	29	(256)	393
Total comprehensive income (loss)	$895	$(2,041)	$(918)	$6,675

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE nine months ended June 30, 2025 and 2024

(in thousands, except share amounts)

(unaudited)

	Common Stock				Accumulated
			Additional		Other
	Shares		Paid-In	Retained	Comprehensive	Treasury
	Outstanding	Amount	Capital	Earnings	Loss	Stock	Total
Balance at October 1, 2024	12,709,381	$142	$97,342	$55,282	$(4,257)	$(13,885)	$134,624
Net income	—	—	—	8,376	—	—	8,376
Other comprehensive loss	—	—	—	—	(442)	—	(442)
Issuance of common stock pursuant to the vesting of restricted stock units	109,180	1	(1)	—	—	—	—
Purchase of treasury stock	(19,664)	—	—	—	—	(197)	(197)
Stock-based compensation	—	—	349	—	—	—	349
Balance at December 31, 2024	12,798,897	143	97,690	63,658	(4,699)	(14,082)	142,710

Net loss	—	—	—	(9,798)	—	—	(9,798)
Other comprehensive income	—	—	—	—	51	—	51
Issuance of common stock pursuant to the vesting of restricted stock units	44,950	1	(1)	—	—	—	—
Purchase of treasury stock	(41,895)	—	—	—	—	(418)	(418)
Stock-based compensation	—	—	547	—	—	—	547
Balance at March 31, 2025	12,801,952	144	98,236	53,860	(4,648)	(14,500)	133,092

Net income	—	—	—	760	—	—	760
Other comprehensive income	—	—	—	—	135	—	135
Issuance of common stock pursuant to the vesting of restricted stock units	5,000	—	—	—	—	—	—
Stock-based compensation	—	—	304	—	—	—	304
Balance at June 30, 2025	12,806,952	$144	$98,540	$54,620	$(4,513)	$(14,500)	$134,291

Balance at October 1, 2023	13,188,489	$140	$96,040	$61,860	$(17,824)	$(7,500)	$132,716
Net income	—	—	—	12,679	—	—	12,679
Other comprehensive income	—	—	—	—	506	—	506
Issuance of common stock pursuant to the vesting of restricted stock units	128,601	2	(2)	—	—	—	—
Stock-based compensation	—	—	406	—	—	—	406
Balance at December 31, 2023	13,317,090	142	96,444	74,539	(17,318)	(7,500)	146,307

Net loss	—	—	—	(4,327)	—	—	(4,327)
Other comprehensive loss	—	—	—	—	(142)	—	(142)
Issuance of common stock pursuant to the vesting of restricted stock units	45,000	—	—	—	—	—	—
Stock-based compensation	—	—	356	—	—	—	356
Balance at March 31, 2024	13,362,090	142	96,800	70,212	(17,460)	(7,500)	142,194

Net loss	—	—	—	(2,070)	—	—	(2,070)
Other comprehensive income	—	—	—	—	29	—	29
Purchase of treasury stock	(291,475)	—	—	—	—	(2,999)	(2,999)
Stock-based compensation	—	—	267	—	—	—	267
Balance at June 30, 2024	13,070,615	$142	$97,067	$68,142	$(17,431)	$(10,499)	$137,421

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	June 30, 2025	June 30, 2024
Cash flows from operating activities:
Net income (loss)	$(662)	$6,282
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred income tax expense (benefit)	(16)	10
Rental equipment depreciation	4,830	8,534
Property, plant and equipment depreciation	2,716	2,595
Amortization of intangible assets	112	300
Accretion of discounts on short-term investments	(169)	(415)
Stock-based compensation expense	1,200	1,029
Provision for (recovery of) credit losses	21	(84)
Inventory obsolescence expense	1,100	144
Gross profit from sale of rental equipment	(16,297)	(20,751)
(Gain) loss on disposal of property, plant and equipment	(4,708)	11
Realized gain on investments	(9)	—
Effects of changes in operating assets and liabilities:
Trade accounts and financing receivables	2,229	5,162
Inventories	(5,617)	(5,787)
Other assets	(591)	(176)
Accounts payable trade	(4,232)	(1,408)
Other liabilities	1,968	(2,973)
Net cash used in operating activities	(18,125)	(7,527)

Cash flows from investing activities:
Purchase of property, plant and equipment	(5,841)	(3,577)
Proceeds from the sale of property, plant and equipment	8,663	2
Investment in rental equipment	(1,083)	(8,181)
Proceeds from the sale of rental equipment	5,122	30,948
Purchases of short-term investments	—	(24,033)
Proceeds from the sale of short-term investments	28,408	8,750
Payments received on note receivable related to sale of subsidiary	137	—
Net cash provided by investing activities	35,406	3,909

Cash flows from financing activities:
Purchase of treasury stock	(615)	(2,999)
Net cash used in financing activities	(615)	(2,999)

Effect of exchange rate changes on cash	(2)	141
Increase (decrease) in cash and cash equivalents	16,664	(6,476)
Cash and cash equivalents, beginning of period	6,895	18,803
Cash and cash equivalents, end of period	$23,559	$12,327

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$122	$185
Financing receivable related to sale of rental equipment	11,975	—
Inventory transferred to rental equipment	2,498	5,765

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet of Geospace Technologies Corporation and its subsidiaries (the “Company”) at  September 30, 2024, was derived from the Company’s audited consolidated financial statements at that date. The consolidated balance sheet at  June 30, 2025 and the consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the three and nine months ended June 30, 2025 and 2024 were prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows were made. All significant intercompany balances and transactions have been eliminated. The results of operations for the three and nine months ended June 30, 2025, are not necessarily indicative of the operating results for a full year or of future operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity at the time of purchase of three months or less to be cash equivalents.  At June 30, 2025 and September 30, 2024, cash and cash equivalents included $1.0 million and $1.1 million, respectively, held by the Company’s foreign subsidiaries and branch offices.

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

The Company had trade accounts and financing receivables from two customers of $15.3 million and $9.7 million, respectively at June 30, 2025. These receivables are related to the Company's Energy Solutions segment. The Company recognized revenue from these customers of $1.1 million and zero, respectively, for the three months ended June 30, 2025, and $20.6 million and $75,000, respectively, for the nine months ended June 30, 2025.  The Company recognized revenue from these customers of $1.3 million and $3.4 million, respectively, for the three months ended June 30, 2024, and $35.0 million and $10.1 million, respectively, for the nine months ended June 30, 2024, respectively.

Impairment of Long-lived Assets

The Company's long-lived assets are reviewed for impairment whenever an event or circumstance indicates that the carrying amount of an asset or group of assets may not be recoverable. The impairment review, if necessary, includes a comparison of the expected future cash flows (undiscounted and without interest charges) to be generated by an asset group with the associated carrying value of the related assets. If the carrying value of the asset group exceeds the expected future cash flows, an impairment loss is recognized to the extent that the carrying value of the asset group exceeds its fair value.  During the quarter ended June 30, 2025, no events or changes in circumstances were identified indicating the carrying value of any of the Company's asset groups may not be recoverable.

Research and Development

We incur significant future research and development expenditures.  These efforts are primarily aimed at the development of additional products for each of our business segments.  The majority of our product research and development costs relates to the Company's engineers.  The Company's engineering staff have been key to our past success. Research and development expense includes personnel costs of the Company's engineers,  project expenditures, on-going product maintenance and improvements to our existing products, as well as general and administrative expenses associated with the engineering department. Research and development expense for the three and nine months ended June 30, 2025 was $4.2 million and $14.4 million, respectively.  Research and development expense for the three and nine months ended June 30, 2024 was $4.0 million and $11.5 million, respectively.

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board ("FASB"), as further amended in January 2025, issued guidance requiring enhanced disclosures in financial statements by requiring detailed disclosures of specific expenses like inventory purchases, employee compensation, depreciation, and intangible asset amortization. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027.  Early adoption is permitted. The Company is currently evaluating the provisions of this guidance and the impact on its consolidation financial statements.

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

The Company also generates revenue from short-term rentals under operating leases of its manufactured products.  Rentals of the Company’s equipment generally range from daily rentals to minimum rental periods of up to one year.  Rental revenue is recognized within the scope of ASC 842, Leases ("ASC 842").   The Company regularly evaluates the collectability of its lease receivables on a lease-by-lease basis. The evaluation primarily consists of reviewing past due account balances and other factors such as the credit quality of the customer, historical trends of the customer and current economic conditions.  In accordance with ASC 842, rental revenue is recognized as earned over the rental period if collectability of the rent is reasonably assured.  When collectability of amounts are no longer probable the Company records a direct write-off of the rent receivable to rental revenue and limits future rental revenue recognition to cash received.  During the second quarter of fiscal year 2025, the Company determined the collectability of receivables from a rental customer was less than probable.  As a result of this determination, the rent receivable balance due from this customer of $2.2 million was reversed against rental revenue.  Any future cash received from this customer will be recognized as rental revenue.

At June 30, 2025 and September 30, 2024, the Company had no deferred contract liabilities.  At  June 30, 2025  and September 30, 2024, the Company had deferred contract costs of $0.5 million and zero, respectively.  During the three and nine months ended June 30, 2025, no revenue was recognized from deferred contract liabilities and no cost of revenue was recognized from deferred contract costs.  During the three and nine months ended June 30, 2024, revenue of $20,000 and $0.7 million, respectively, was recognized from deferred contract liabilities.  During the three and nine months ended June 30, 2024, no cost of revenue was recorded from deferred contract costs.  At June 30, 2025 and October 1, 2024, the Company had accounts receivable from contracts with customers of $12.4 million and $12.6 million, respectively.  At June 30, 2024 and October 1, 2023, the Company had accounts receivable from contracts with customers of $13.2 million and $11.1 million, respectively.  Accounts receivable from contracts with customers excludes accounts receivable from rental contracts.

For the three and nine months ended June 30, 2025 revenue of $0.5 million and $0.7 million, respectively, was recognized from contracts with customers satisfied over-time, which was from the Company's Energy Solutions segment.  For the three and nine months ended June 30, 2024 revenue from contracts with customers satisfied over-time was $0.3 million and $1.2 million, respectively, which was from the Company's Intelligent Industrial segment.

At June 30, 2025, the aggregate amount of transaction price allocation to unsatisfied performance obligations on contracts with a duration in excess of one year was $92 million.  These unsatisfied performance obligations are expected to be fulfilled over the next 24 months.  The majority of the revenue will be recognized over-time over the duration of the contracts.  All other revenue from contracts with customers are being recognized at a point-in time and have a duration of one year or less.  For each of the Company’s operating segments, the following table presents revenue (in thousands) only from the sale of products and the performance of services under contracts with customers.  Therefore, the table excludes all revenue earned from rental contracts.

	Three Months Ended		Nine Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Smart Water	$10,518	$9,913	$27,278	$20,558
Energy Solutions	6,612	3,862	29,837	43,948
Intelligent Industrial	6,097	6,448	17,465	18,928
Total	$23,227	$20,223	$74,580	$83,434

See Note 13 for more information on the Company’s operating business segments.

For each of the geographic areas where the Company operates, the following table presents revenue (in thousands) from the sale of products and services under contracts with customers. The table excludes all revenue earned from rental contracts:

	Three Months Ended		Nine Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Asia (including Russian Federation)	$1,684	$3,430	$21,552	$39,318
Canada	1,022	178	2,017	2,406
Europe	1,723	1,137	4,311	4,022
Mexico	240	601	2,332	971
United States	18,343	14,436	43,768	35,685
Other	215	441	600	1,032
Total	$23,227	$20,223	$74,580	$83,434

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

The Company’s short-term investments were composed of the following (in thousands):

	As of June 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate bonds	$1,998	$—	$(1)	$1,997

	As of September 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate bonds	$21,814	$35	$—	$21,849
U.S. treasury securities and securities of U.S. government-sponsored agency	8,356	22	—	8,378
Total	$30,170	$57	$—	$30,227

The Company had no securities in a material unrealized loss position at  June 30, 2025 and  September 30, 2024 and does not believe the unrealized losses associated with these securities represent credit losses based on the evaluation of evidence, which includes an assessment of whether it is more likely than not it will be required to sell or intend to sell the investment before recovery of the investments amortized cost basis. During the three and nine months ended June 30, 2025, a loss of ($1,000) and gain of $9,000, respectively, was realized from the sale of short-term investments. No gains or losses were recognized during the three and nine months ended June 30, 2024 from the sale of short-term investments.

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

The following tables present the fair value of the Company’s short-term investments, note receivable on sale of subsidiary and Emerging Markets asset group intangible assets by valuation hierarchy and input (in thousands):

	As of June 30, 2025
	(Level 1)	(Level 2)	(Level 3)	Totals
Short-term investments:
Corporate bonds	$—	$1,997	$—	$1,997

	As of September 30, 2024
	(Level 1)	(Level 2)	(Level 3)	Totals
Recurring:
Short-term investments:
Corporate bonds	$—	$21,849	$—	$21,849
U.S. treasury securities and securities of U.S. government-sponsored agency	—	8,378	—	8,378
Total	$—	$30,227	$—	$30,227

Nonrecurring:
Note receivable on sale of subsidiary	$—	$—	$2,600	$2,600

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

5. Trade Accounts and Financing Receivables

Trade accounts receivable, net, reflected in the following table (in thousands):

	June 30, 2025	September 30, 2024
Trade accounts receivable	$13,692	$16,151
Allowance for credit losses	(24)	(4)
Total	13,668	16,147
Less current portion	(13,668)	(14,637)
Non-current trade accounts receivable	$—	$1,510

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

Allowance for credit losses related to trade accounts receivable are reflected in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Allowance for credit losses:
Beginning of period	$21	$67	$4	$125
Provision for credit losses	4	5	24	60
Recoveries	(3)	(38)	(3)	(144)
Charge-offs, net	2	—	(1)	(7)
Currency translation	—	1	—	1
End of period	$24	$35	$24	$35

Financing receivables, net, are reflected in the following table (in thousands):

	June 30, 2025	September 30, 2024
Promissory notes	$13,087	$12,996
Sales-type lease	12,056	—
Total financing receivables	25,143	12,996
Discount to fair value and unearned income	(933)	(900)
Total financing receivables, net	24,210	12,096
Less current portion	(18,640)	(7,231)
Non-current financing receivables	$5,570	$4,865

In November 2024, the Company entered into a sales-type lease with a customer on wireless seismic equipment from its rental fleet.  The lease matures in October 2025.  During the three and nine months ended June 30, 2025 interest income of $0.2 million and $0.5 million, respectively, was recognized on the lease.  The ownership of the equipment will transfer to the customer at the end of the lease term.

In August 2024, the Company entered into a $9.4 million promissory note with a customer related to a product sale.  The note bears interest at 9.5% per annum.  Pursuant to an amendment in the first quarter of fiscal year 2025, the maturity of the note was extended from December 2025 to June 2026.  Pursuant to an amendment in the second quarter of fiscal year 2025, the maturity of the note was further extended to November 2026.  The note is collateralized by the product sold.

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

6. Inventories

Inventories consist of the following (in thousands):

	June 30, 2025	September 30, 2024
Finished goods	$24,434	$18,099
Work in process	7,991	3,626
Raw materials	24,425	30,941
Obsolescence reserve (net realizable value adjustment)	(8,758)	(8,413)
Total	48,092	44,253
Less current portion	29,232	26,222
Non-current portion	$18,860	$18,031

Inventory obsolescence expense for the three and nine months ended June 30, 2025, was $0.2 million and $1.1 million, respectively.  Inventory obsolescence expense for each of the three and nine months ended June 30, 2024, was $0.1 million.  Raw materials include semi-finished goods and component parts that totaled approximately $9.4 million and $8.6 million at June 30, 2025 and September 30, 2024, respectively.

7. Property, Plant and Equipment

In June 2025, the Company sold its property located at 4318 Northfield Lane in Houston, Texas.  The 17.3-acre property served as additional parking for the Company's main campus and contained legacy structures used to support its manufacturing and warehousing operations.  The property had been classified as assets held on the Company's consolidated balance sheets since  September 30, 2024.  The Company recognized a gain on disposal of property of $4.6 million during the second quarter of fiscal year 2025.  The gain is included as a component of income (loss) from operations on the Company's consolidated statements of operations.

	June 30, 2025	September 30, 2024
Land and land improvements	$2,872	$4,869
Building and building improvements	24,012	21,312
Machinery and equipment	50,065	49,860
Furniture and fixtures	1,276	1,470
Tools and molds	3,683	3,628
Construction in progress	1,900	392
Transportation equipment	41	75
	83,849	81,606
Accumulated depreciation and impairment	(61,660)	(60,523)
	$22,189	$21,083

Property, plant and equipment depreciation expense for the three and nine months ended June 30, 2025 was $0.9 million and $2.7 million, respectively.  Property, plant and equipment depreciation expense for the  three and nine months ended June 30, 2024 was $0.9 million and $2.6 million, respectively.

8. Rental Equipment

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

As of June 30, 2025, the Company’s trade accounts receivable included lease receivables of $1.2 million.

Future minimum lease obligations due from the Company’s leasing customers on operating leases executed as of  June 30, 2025, were $0.4 million, all of which is expected to be due within the next 12 months.

Rental equipment consisted of the following (in thousands):

	June 30, 2025	September 30, 2024
Rental equipment, primarily wireless recording equipment	$48,571	$63,111
Accumulated depreciation	(38,250)	(48,925)
	$10,321	$14,186

Rental equipment depreciation expense for the three and nine months ended June 30, 2025 was $1.4 million and $4.8 million, respectively.  Property, plant and equipment depreciation expense for the three and nine months ended June 30, 2024was $2.5 million and $8.5 million, respectively.

9. Long-Term Debt

On July 26, 2023, the Company entered into a credit agreement (the “Agreement”) with Woodforest National Bank, as sole lender.  The Agreement refinanced the Company's credit agreement dated May 6, 2022, with Amerisource Funding, Inc., as administrative agent and as a lender, and Woodforest National Bank, as a lender. The Agreement provides a revolving credit facility with a maximum availability of $15 million.  Availability under the Agreement is determined based upon a borrowing base comprised of certain of the Company’s domestic assets which include (i) 80% of eligible accounts, plus (ii) 90% of eligible foreign insured accounts, plus (iii) 25% of eligible inventory plus (iv) 50% of the orderly liquidation value of eligible equipment, in each case subject to certain limitations and adjustments.  Interest shall accrue on outstanding borrowings at a rate equal to Term SOFR (Secured Overnight Financing Rate) plus a margin equal to 3.25% per annum (7.65% at June 30, 2025).  The Company is required to make monthly interest payments on borrowed funds. The Agreement is secured by substantially all of the Company's assets, except for certain excluded property. The Agreement requires the Company to maintain a minimum (i) consolidated tangible net worth of $100 million, (ii) liquidity of $5 million, and (iii) current ratio no less than 2.00 to 1.00, in each case tested quarterly. The Agreement also requires the Company to maintain a springing minimum interest coverage ratio of 1.50 to 1.00, tested quarterly whenever there is an outstanding balance on the revolving credit facility.   At June 30, 2025, the Company's borrowing availability under the Agreement was $14.9 million after consideration of a $0.1 million outstanding letter of credit.  At June 30, 2025, the Company was in compliance with all covenants under the Agreement. The Company had no borrowings outstanding under the Agreement at June 30, 2025, and September 30, 2024.  Effective July 26, 2025, the Agreement was amended to extend the maturity date from July 26, 2025 to August 26, 2025. The Company is currently negotiating a long-term maturity extension on the Agreement.

10. Stock-Based Compensation

During the nine months ended June 30, 2025, the Company issued 194,700 restricted stock units (“RSUs”) under its 2014 Long Term Incentive Plan, as amended. The RSUs issued include both time-based and performance-based vesting provisions. The weighted average grant date fair value of each RSU was $12.09 per unit. The grant date fair value of the RSUs was $2.4 million, which will be charged to expense over the next four years as the restrictions lapse. Compensation expense for the RSUs was determined based on the closing market price of the Company’s stock on the date of grant applied to the total number of units that are anticipated to fully vest. Each RSU represents a contingent right to receive one share of the Company’s common stock upon vesting.  As of June 30, 2025, there were 350,318 RSUs outstanding.

For the three and nine months ended June 30, 2025, stock-based compensation expense was $0.3 million and $1.2 million, respectively.  For the three and nine months ended June 30, 2024, stock-based compensation expense was $0.3 million and $1.0 million, respectively. As of June 30, 2025, the Company had unrecognized compensation expense of $2.4 million relating to RSUs that is expected to be recognized over the next four years.

11. Earnings (Loss) Per Common Share

The following table summarizes the calculation of net earnings (loss) and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings (loss) per share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income (loss)	$760	$(2,070)	$(662)	$6,282
Weighted average number of common share equivalents:
Common shares used in basic earnings (loss) per share	12,805,414	13,216,386	12,783,832	13,270,444
Common share equivalents outstanding related to RSUs	—	—	—	161,270
Total weighted average common shares and common share equivalents used in diluted earnings (loss) per share	12,805,414	13,216,386	12,783,832	13,431,714
Earnings (loss) per share:
Basic	$0.06	$(0.16)	$(0.05)	$0.47
Diluted	$0.06	$(0.16)	$(0.05)	$0.47

           For the calculation of diluted earnings (loss) per share for each of the three and nine months ended June 30, 2025, there were 350,318 non-vested RSUs, respectively, excluded from the calculation of weighted average shares outstanding since their impact on diluted earnings per share were antidilutive. For the calculation of diluted earnings (loss) per share for the three and nine months ended June 30, 2024, there were 412,770 and 230,322 non-vested RSUs, respectively, excluded from the calculation of weighted average shares outstanding since their impact on diluted earnings (loss) per share were antidilutive.

12. Commitments and Contingencies

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

The following table summarizes the Company’s segment information (in thousands).  Segment information for the three and nine months ended June 30, 2024 has been recast for comparability.

	Three Months Ended		Nine Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenue:
Smart Water	$10,518	$9,913	$27,278	$20,558
Energy Solutions	8,107	9,382	34,977	60,328
Intelligent Industrial	6,136	6,489	17,596	19,051
Corporate	82	74	238	223
Total	$24,843	$25,858	$80,089	$100,160

Income (loss) from operations:
Smart Water	$2,233	$2,611	$4,023	$5,372
Energy Solutions	(1,234)	(117)	5,380	13,003
Intelligent Industrial	(1,041)	(1,282)	(3,268)	(2,181)
Corporate	411	(3,605)	(8,212)	(10,256)
Total	$369	$(2,393)	$(2,077)	$5,938

The Company's manufacturing operations for its operating business segments are combined.  Therefore, the Company does not segregate and report separate balance sheet accounts for each of its segments and therefore, no total asset information is presented in the table above.

14. Income Taxes

Consolidated income tax expense for each of the three and nine months ended June 30, 2025, was $0.1 million.  Consolidated income tax expense (benefit) for the three and nine months ended June 30, 2024, was $(2,000) and $0.1 million, respectively. The primary difference between the Company's effective tax rate and the statutory rate is adjustments to the valuation allowance against deferred tax assets.

15. Subsequent Event

On August 1, 2025, the Company acquired all the outstanding common stock of Geovox Security, Inc. (“Geovox”).  Geovox, which can detect human traffic in vehicles with it Heartbeat Detector, will operate in the Company's Intelligent Industrial segment.

T        The acquisition purchase price for Geovox consists of (i) cash of $1.7 million, which included of $1.5 million paid at closing and $0.2 million to be paid June 1, 2027, and (ii) contingent earn-out payments of up to $3.3 million over a four-year period.  The contingent payments, if any, will be derived from certain eligible revenue that may be generated during the four-year earn-out period.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “could”, “intend”, “expect”, “plan”, “budget”, “forecast”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue”, “evaluating” or similar words. Statements that contain these words should be read carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other forward-looking information. Examples of forward-looking statements include, among others, statements that we make regarding our expected operating results, the timing, adoption, results and success of our rollout of our Aquana smart water valves and cloud-based control platform, future demand for our Quantum security solutions, the adoption and sale of our products in various geographic regions, potential tenders for permanent reservoir monitoring systems, future demand for OBX rental equipment, sales or rentals for our Mariner™ or Mariner Deep® nodes,  the adoption of Quantum's SADAR® product monitoring of subsurface reservoirs, the completion of new orders for channels of our Pioneer™ system, the fulfillment of customer payment obligations, the impact of the current armed conflict between Russia and Ukraine, our ability to manage changes and the continued health or availability of management personnel, volatility and direction of oil prices, anticipated levels of capital expenditures and the sources of funding therefor, and our strategy for growth, product development, market position, financial results and the provision of accounting reserves. These forward-looking statements reflect our current judgment about future events and trends based on the information currently available to us. However, there will likely be events in the future that we are not able to predict or control. The factors listed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, as well as other cautionary language in such Annual Report and this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Such examples include, but are not limited to, the failure of the Quantum and OptoSeis® or Aquana technology transactions to yield positive operating results, decreases in commodity price levels,  the failure of our products to achieve market acceptance (despite substantial investment by us), our sensitivity to short term backlog, delayed or cancelled customer orders, product obsolescence resulting from poor industry conditions or new technologies, credit losses associated with customer accounts, inability to collect on financing receivables, lack of further orders for our OBX rental equipment, failure of our Quantum products to be adopted by the border and security perimeter market or a decrease in such market due to governmental changes, and infringement or failure to protect intellectual property. The occurrence of the events described in these risk factors and elsewhere in this Quarterly Report on Form 10-Q could have a material adverse effect on our business, results of operations and financial position, and actual events and results of operations may vary materially from our current expectations. We assume no obligation to revise or update any forward-looking statement, whether written or oral, that we may make from time to time, whether as a result of new information, future developments or otherwise.

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

Energy Solutions

Our Energy Solutions business segment has historically accounted for the majority of our revenue. Geoscientists use seismic data primarily in connection with the exploration, development and production of oil and gas reserves to map potential and known hydrocarbon bearing formations and the geologic structures that surround them. This segment’s products include wireless seismic data acquisition systems, reservoir characterization products and services, and traditional seismic exploration products such as geophones, hydrophones, leader wire, connectors, cables and various other seismic products.

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

We have also developed an ocean bottom seismic data acquisition system called the OBX, and recently released Mariner™ and Mariner Deep®.  Similar to our land-based wireless systems, these ocean bottom systems may be deployed in virtually unlimited channel configurations and do not require interconnecting cables between each station. Through June 30, 2025, we have sold 28,000 OBX stations and we currently have 9,000 OBX stations in our rental fleet.  The Mariner® is a continuous, cable-free, four channel autonomous, shallow water ocean bottom recorder designed for extended duration seabed ocean bottom seismic data acquisition. Through June 30, 2025, we have sold 7,600 Mariner® nodes and currently have 3,000 Mariner® nodes in our rental fleet.

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

Consolidated Results of Operations

We report and evaluate financial information for three segments: Smart Water, Energy Solutions, and Intelligent Industrial Markets. Summary financial data by business segment follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Smart Water
Product revenue	$10,518	$9,913	$27,278	$20,558
Income from operations	2,233	2,611	4,023	5,372
Energy Solutions
Product revenue	6,612	3,862	29,837	43,948
Rental revenue	1,495	5,520	5,140	16,380
Total revenue	8,107	9,382	34,977	60,328
Income (loss) from operations	(1,234)	(117)	5,380	13,003
Intelligent Industrial
Product revenue	6,097	6,448	17,465	18,928
Rental revenue	39	41	131	123
Total revenue	6,136	6,489	17,596	19,051
Loss from operations	(1,041)	(1,282)	(3,268)	(2,181)
Corporate
Rental revenue	82	74	238	223
Income (loss) from operations	411	(3,605)	(8,212)	(10,256)
Consolidated Totals
Product revenue	23,227	20,223	74,580	83,434
Rental revenue	1,616	5,635	5,509	16,726
Total revenue	24,843	25,858	80,089	100,160
Income (loss) from operations	$369	$(2,393)	$(2,077)	$5,938

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

Our Energy Solution segment saw a shift from rentals of our ocean bottom nodes to purchases of the equipment in fiscal year 2024, of which trend has continued in fiscal year 2025.  This shift signifies our customer’s recognition of future backlog to justify ownership versus renting the nodes.  We do not expect significant expansion of the ocean bottom nodal market, for we expect the market is saturable and future rental fleet use will come from our customers' need to temporarily expand their nodal fleet. We expect our Energy Solutions segment to provide a significant portion of our revenue for years to come, but in diminishing portion to our other segments. During the third quarter of fiscal year 2025, we entered into a PRM contract.  The duration of the contract is expected to be approximately 18 months.  Revenue will be recognized in our Energy Solutions segment over the duration of the contract.

We continue to maintain a strong balance sheet with no debt. Our current liquidity enables our ability to seek out business acquisitions, allows us to continue investments in capital assets and product research and development, which have historically driven revenue growth.

Three and nine months ended June 30, 2025, compared to the three and nine months ended June 30, 2024

Consolidated revenue for the three months ended June 30, 2025, was $24.8 million, a decrease of $1.0 million, or 3.9%, from the corresponding period of the prior fiscal year.  The decrease was primarily due to lower utilization of our ocean bottom nodes rental fleet from our Energy Solutions segment.  The decrease was largely offset by an increase in demand for our traditional seismic products, partly from the sale of our marine retrieval and steering device product line completed in the third quarter of fiscal year 2025.  Consolidated revenue for the nine months ended June 30, 2025, was $80.1 million, a decrease of $20.1 million, or 20.0%, from the corresponding period of the prior fiscal year. The decrease was primarily due to lower product revenue from our Energy Solutions segment.  Revenue for the nine months ended June 30, 2025, included a $17 million sale of ocean bottom nodes structured as a sales-type lease. However, in comparison, revenue for the nine months ended June 30, 2024 included a $30 million sale of our Mariner™ shallow water ocean bottom nodes.   The decrease was also attributable to lower wireless marine rental revenue. The decrease in consolidated revenue for both the three and nine months ended June 30, 2025 was partially offset by an increase in demand for our Hydroconn® cable and connector products from our Smart Water segment.

Consolidated gross profit for the three months ended June 30, 2025, was $7.5 million, a decrease of $1.0 million, or 11.6%, from the corresponding period of the prior fiscal year. The decrease in gross profit was primarily due to a decrease in ocean bottom nodes rental revenue from our Energy Solutions segment. The decrease was partially offset by an increase in traditional seismic revenue, partly due to the sale of our marine retrieval and steering product line and related gross profits.  Consolidated gross profit for the nine months ended June 30, 2025, was $29.4 million, a decrease of $7.2 million, or 19.7%, from the corresponding period of the prior fiscal year. The decrease in gross profit was primarily due to a decrease in ocean bottom nodes product revenue and rental revenue. This decrease was partially offset by a high gross profit margin on a $17 million sale of ocean bottom nodes in the first quarter of fiscal year 2025. The decrease in gross profit for both three and nine months ended June 30, 2025  was also due to an increase in tariffs on the raw materials we purchase.

Consolidated operating expenses for the three months ended June 30, 2025, were $11.8 million, an increase of $0.9 million, or 7.9%, from the corresponding period of the prior fiscal year.  Consolidated operating expenses for the nine months ended June 30, 2025, were $36.1 million, an increase of $5.4 million, or 17.7%, from the corresponding period of the prior fiscal year. The increase for both the three and nine months ended June 30, 2025 was primarily due to (i) higher personnel costs, including severance costs and acceleration of stock-based compensation expense and (ii) an increase in and sales and marketing costs.

In June 2025, we sold our property located at 4318 Northfield Lane in Houston, Texas.  The 17.3-acre property served as additional parking for our main campus and contained legacy structures used to support our manufacturing and warehousing operations.  The property had been classified as assets held on our consolidated balance sheets since September 30, 2024.  We recognized a gain on disposal of property of $4.6 million during the third quarter of fiscal year 2025.  The gain is included as a component of income (loss) from operations on our accompanying consolidated statements of operations.

Consolidated other income was $0.5 million for the three months ended June 30, 2025, compared to $0.3 million from the corresponding period of the prior fiscal year.  Consolidated other income was $1.5 million for the nine months ended June 30, 2025, compared to $0.5 million from the corresponding period of the prior fiscal year.  The increase for both periods was principally due to higher interest income attributable to our financing receivables.

Segment Results of Operations

Smart Water

Revenue

Revenue from our Smart Water segment for the three months ended June 30, 2025, increased $0.6 million, or 6.1%, from the corresponding period of the prior fiscal year. Revenue from our Smart Water segment for the nine months ended June 30, 2025, increased $6.7 million, or 32.7%, from the corresponding period of the prior fiscal year. The increase for both periods was primarily due to an increase in demand for our Hydroconn® cable and connector products.

Operating Income

Operating income from our Smart Water segment for the three months ended June 30, 2025, was $2.2 million, a decrease of $0.4 million, or 14.5% from the corresponding period of the prior fiscal year.  Operating income from our Smart Water segment for the nine months ended June 30, 2025, was $4.0 million, a decrease of $1.3 million, or 25.1% from the corresponding period of the prior fiscal year.  The decrease for both periods was due to an increase in selling and marketing and research and development costs associated with our increase in revenue.

Energy Solutions

Revenue

Revenue from our Energy Solutions segment for the three months ended June 30, 2025, decreased $1.3 million, or 13.6%, from the corresponding period of the prior fiscal year.  Revenue from our Energy Solutions segment for the nine months ended June 30, 2025, decreased $25.4 million, or 42.0%, from the corresponding period of the prior fiscal year. The components of this decrease were as follows:

●

Product Revenue – For the three months ended June 30, 2025, product revenue increased $2.8 million, or 71.2%, from the corresponding period of the prior fiscal year.  The increase was primarily due to an increase in demand for our traditional seismic products, largely from the sale of our marine recovery device product line.  For the nine months ended June 30, 2025, product revenue decreased $14.1 million, or 32.1%, from the corresponding period of the prior fiscal year.  The decrease was primarily due to a decrease in demand for our ocean bottom nodes.  Revenue for the nine months ended June 30, 2025 included a $17 million sale of ocean bottom nodes structured as a sales-type lease. However, in comparison, revenue for the nine months ended June 30, 2024 included a $30 million sale of our Mariner™ shallow water ocean bottom nodes.

●

Rental Revenue – For the three months ended June 30, 2025, rental revenue from our wireless exploration products was $1.5 million, a decrease of $4.0 million, or 72.9%, in comparison to the corresponding period of the prior fiscal year.  Consolidated rental revenue from our wireless exploration products for the nine months ended June 30, 2025, was $5.1 million, a decrease of $11.2 million, or 68.6%, from the corresponding period of the prior fiscal year.  The decrease for both periods was due to lower utilization of our ocean bottom nodes rental fleet.  The decrease for the nine months ended June 30, 2025 was also attributable to the reversal of a $2.2 million receivable from a rental customer against rental revenue during the second quarter of fiscal year 2025.  We determined the collectability of this receivable was less than probable.  Any future cash received from this customer will be recognized as rental revenue.

Operating Income (Loss)

Operating loss associated with our Energy Solutions segment for the three months ended June 30, 2025, was $(1.2) million, compared to $(0.1) million for the corresponding period of the prior fiscal year. The increase in operating loss was largely due to the decrease in revenue and related gross profits.   Operating income associated with our Energy Solutions segment for the nine months ended June 30, 2025, was $5.4 million, a decrease of $7.6 million from the corresponding period of the prior fiscal year. The decrease in operating income for the nine months ended June 30, 2025, was primarily due to (i) lower revenue and related gross profits.  The decrease in operating loss for both the three and nine months ended June 30, 2025 was primarily due to (i) the decrease in revenue and related gross profits and (ii) higher research and development expense, primarily personnel costs.

Intelligent Industrial

Revenue

Revenue from our Intelligent Industrial segment for three months ended June 30, 2025, decreased $0.4 million, or 5.4%, from the corresponding period of the prior fiscal year. Revenue from our Intelligent Industrial segment for nine months ended June 30, 2025, decreased $1.5 million, or 7.6%, from the corresponding period of the prior fiscal year. The decrease in revenue for both the three and nine months ended June 30, 2025, was primarily due to (i) revenue recognized for the three and nine months ended June 30, 2024 on a government contract completed in the fourth quarter of fiscal year 2024 and (ii) lower demand for our imaging products. The decrease for both periods was partially offset by an increase in demand for our contract manufacturing services.

Operating Loss

Operating loss from our Intelligent Industrial segment for the three months ended June 30, 2025, was $(1.0) million, a decrease of $0.2 million, or 18.8%, million from the corresponding period of the prior fiscal year.  The decrease was primarily due to lower operating expenses incurred during the three months ended June 30, 2025.  The decrease in operating loss was partially offset by (i) decrease in revenue and related gross profits.  Operating loss from our Intelligent Industrial segment for the nine months ended June 30, 2025, was $(3.3) million, an increase of $1.1 million, or 49.8%, from the corresponding period of the prior fiscal year.  The increase in operating loss for nine months ended June 30, 2025 was primarily due (i) the decrease in revenue and related gross profits and (ii) higher research and development costs.

Liquidity and Capital Resources

At June 30, 2025, we had $25.6 million in cash and cash equivalents and short-term investments.  For the nine months ended June 30, 2025, we used $18.1 million of cash from operating activities.  Uses of cash included (i) our net loss of $0.7 million, offset by non-cash charges of $9.8 million resulting from deferred income taxes, depreciation, amortization, accretion, inventory obsolescence, stock-based compensation and provision for credit losses, a (ii) $5.6 million increase in inventories for the strategic purchase of long lead-time components needed for use in wireless products, valves and contract manufacturing, (iii) $4.2 million decrease in trade accounts payable due to timing of payments to our suppliers and (iv) $0.6 million increase in other assets, primarily for the prepayment of insurance premiums. These uses of cash were partially offset by a (i) $2.2 million decrease in trade accounts receivables due to timing of collections from customers and (ii) $2.0 increase in other liabilities primarily related to accrued compensation costs.

For the nine months ended June 30, 2025, we generated cash of $35.4 million in investing activities. Sources of cash consisted of (i) $28.4 million from the sale of short-term investments, (ii) $8.7 million of proceeds from the sale of property, plant and equipment and (iii) $5.1 million of proceeds from the sale of rental equipment.  These sources of cash were partially offset by (i) $5.8 million for additions to our property, plant and equipment and (ii) $1.1 million for additions to our equipment rental fleet. We expect fiscal year 2025 cash investments in property, plant and equipment will be approximately $7 million. We expect fiscal year 2025 cash investments into our rental fleet will be limited unless we experience an expansion of customer demand of our rental fleet.  Our capital expenditures are expected to be funded from our cash on hand, short-term investments, internal cash flows, cash flows from our rental contracts or, if necessary, borrowings under our new credit agreement.

For the nine months ended June 30, 2025, we used $0.6 million from financing activities for the purchase of treasury stock pursuant to a stock buy-back program authorized by our board of directors.  The program authorized us to repurchase up to $7 million of our common stock in open market transactions.  The program was completed in the second quarter of fiscal year 2025.

On July 26, 2023, we entered into a credit agreement (the “Agreement”) with Woodforest National Bank ("Woodforest"), as sole lender.  The Agreement refinanced our credit agreement dated May 6, 2022, with Amerisource Funding, Inc., as administrative agent and as a lender, and Woodforest, as a lender.  The Agreement provides a revolving credit facility with a maximum availability of $15 million.  Availability under the Agreement is determined based upon a borrowing base comprised of certain of our domestic assets which include (i) 80% of eligible accounts receivable, plus (ii) 90% of eligible foreign insured accounts, plus (iii) 25% of eligible inventory plus (iv) 50% of the orderly liquidation value of eligible equipment, in each case subject to certain limitations and adjustments.  Interest shall accrue on outstanding borrowings at a rate equal to Term SOFR (Secured Overnight Financing Rate) plus a margin equal to 3.25% per annum (7.65% at June 30, 2025).  We are required to make monthly interest payments on borrowed funds. The Agreement is secured by substantially all of our assets, except for certain excluded property.  The Agreement requires us to maintain a minimum (i) consolidated tangible net worth of $100 million, (ii) liquidity of $5 million, and (iii) current ratio no less than 2.00 to 1.00, in each case tested quarterly. The Agreement also requires us to maintain a springing minimum interest coverage ratio of 1.50 to 1.00, tested quarterly whenever there is an outstanding balance on the revolving credit facility.  Effective July 26, 2025, the Agreement was amended to extend the maturity date from July 26, 2025 to August 26, 2025.  The Company is currently negotiating a long-term maturity extension on the Agreement.

At June 30, 2025 we had no outstanding borrowings under the Agreement and our borrowing base availability under the Agreement was $14.9 million after consideration of a $0.1 million outstanding letter of credit. We were in compliance with all covenants under the Agreement.   We do not currently anticipate the need to borrow under the Agreement, however, we may decide to do so in the future, if needed.

Our available cash, cash equivalents and short-term investments was $25.6 million at June 30, 2025, which included $1.0 million of cash and cash equivalents held by our foreign subsidiaries and branch offices.  In the absence of future profitable results of operations, we may need to rely on other sources of liquidity to fund our future operations, including executed rental contracts, available borrowings under the Agreement assuming a long-term maturity extension in reached, sales or leveraging real estate assets, sales of rental assets and other liquidity sources which may be available to us. We currently believe that our cash and short-term investments will be sufficient to finance any future operating losses and planned capital expenditures through the next twelve months.

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

Critical Accounting Estimates

During the nine months ended June 30, 2025, there has been no material change to our critical accounting estimates discussed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including the CEO and CFO, as of June 30, 2025, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.2	Amended and Restated Bylaws of Geospace Technologies Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed August 8, 2019).

10.1*	First Amendment to Credit Agreement dated July 26, 2025 among the Company, and each other person from time to time party thereto as borrower, and Woodforest National Bank, as lender.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.

31.2*	Certification of the Chief Financial Officer pursuant Rule 13a-14(a) under the Securities and Exchange Act of 1934.

32.1**	Certification of the Chief Executive Officer pursuant 18 U.S.C. Section 1350.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101*

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets at June 30, 2025 and September 30, 2024 , (ii) the Consolidated Statements of Operations for the three and nine months ended June 30, 2025 and 2024, (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2025 and 2024, (iv) the Consolidated Statements of Stockholders’ Equity for the three and nine months ended June 30, 2025 and 2024, (v) the Consolidated Statements of Cash Flows for the nine months ended June 30, 2025 and 2024 and (vi) Notes to Consolidated Financial Statements.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in Inline XBRL and contained in Exhibit 101.

* Filed with this Quarterly Report on Form 10-Q

** Furnished with this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEOSPACE TECHNOLOGIES CORPORATION

Date:	August 8, 2025	By:	/s/ Richard J. Kelley
Richard J. Kelley, President
and Chief Executive Officer
(duly authorized officer)

Date:	August 8, 2025	By:	/s/ Robert L. Curda
Robert L. Curda, Vice President,
Executive Vice President, Chief Financial Officer and Secretary
(principal financial officer)