Form 10-K
period 2025-09-30
GEOSPACE TECHNOLOGIES CORP
filed 2025-11-21
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒         Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended September 30, 2025

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

There were 12,820,702 shares of the Registrant’s Common Stock outstanding as of the close of business on October 31, 2025. As of March 31, 2025, the aggregate market value of the Registrant’s Common Stock held by non-affiliates was approximately $90 million (based upon the closing price of $7.21 on March 31, 2025, as reported by The NASDAQ Global Select Market).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

Auditor Firm Id: 49	Auditor Name: RSM US LLP	Auditor Location: Houston, Texas, USA

PART I

Item 1. Business

Business Overview

Unless otherwise specified, the discussion in this Annual Report on Form 10-K refers to Geospace Technologies Corporation and its subsidiaries. We design and manufacture sophisticated technology solutions for applications in smart water management, energy exploration, as well as industrial and Internet of Things. Our seismic equipment and services are marketed to the energy industry and used to locate, characterize and monitor hydrocarbon producing reservoirs. We also market our seismic products to other industries for vibration monitoring, border and perimeter security and various geotechnical applications. We design and manufacture other products of a non-seismic nature, including Hydroconn® connector cables, imaging equipment, remote shutoff water valves and Internet of Things ("IoT") platform. Additionally, we provide specialized contract manufacturing services, which leverage our capabilities and manufacturing resources. In recent years, the revenue contribution from our non-energy related products has grown to represent nearly half of our total revenue. Our business diversification strategy has centered largely on translating expertise in ruggedized engineering and technology manufacturing into expanded customer markets. We report and categorize our customers and products into three different segments: Smart Water, Energy Solutions and Intelligent Industrial. In recent years, the revenue contribution from our Smart Water segment has grown to represent nearly half of our total revenue. This revenue growth in this segment is largely attributable to the rise in water utility modernization which includes our waterproof meter connector cable series of products.  Demand for our seismic products targeted at customers in our Energy Solutions segment has been, and will likely continue to be, vulnerable to downturns in the economy and the oil and gas industry in general. For more information, please refer to the risks discussed under the heading “Risk Factors”.

Segment and Geographical Information

Effective October 1, 2024, the Company changed the composition of its three operating business segments and changed its methodology for allocating manufacturing costs including overhead and other costs of revenue to the segments. The business segments are now comprised of the following: Smart Water, Energy Solutions and Intelligent Industrial. The change methodology for allocating manufacturing costs affected each segment's operating income (loss) but had no effect on consolidated operating income (loss).  For a discussion of the products sold and markets served by each of our segments, see “Products and Product Development” below.  For a discussion of financial information by segment and geographic area, see Note 21 to the consolidated financial statements contained in this Annual Report on Form 10-K.

Products and Product Development

Smart Water

Our Smart Water segment emphasizes our targeted approach to growing its footprint in the water management industry. This business segment contains the highly successful Hydroconn® smart water connectivity offerings along with the Aquana products.

The adoption of advanced technology in water management has been bolstered by U.S. Federal funding programs such as Water Infrastructure Finance Act funding, which provides $7.5 billion for water-related infrastructure projects.

Over the last decade, we have seen an increase of over 400% in sales volume of our Hydroconn® connector cables used in Automated Meter Reading (AMR) applications. These cables play a role in Advanced Metering Infrastructure (AMI) by enabling remote collection of usage data from utility meters, thereby eliminating the need for manual meter reading.

Our remote disconnect values and water IoT platform allows customers that manage multi-family and commercial properties to monitor their properties for leak and burst events, with real-time notifications, complimented with our remote-shut off to stop water damage. These products also allow water utilities to re-claim non-revenue water at a lower energy and field service cost through remote control of water service without placing their employees in potential harm or danger.

Energy Solutions

Our Energy Solutions business segment has historically accounted for the majority of our revenue. Geoscientists use seismic data primarily in connection with the exploration, development and production of oil and gas reserves to map potential and known hydrocarbon bearing formations and the geologic structures that surround them. This segment’s products include wireless seismic data acquisition systems, reservoir characterization products and services, and traditional seismic exploration products such as geophones, hydrophones, leader wire, connectors, cables and various other seismic products. We believe our Energy Solutions products are among the most technologically advanced instruments and equipment available for seismic data acquisition.

Our seismic sensor, cable and connector products are compatible with most major competitive seismic data acquisition systems currently in use. Revenue from these products results primarily from seismic contractors purchasing our products as components of new seismic data acquisition systems or to repair and replace components of seismic data acquisition systems already in use.

We have developed multiple versions of a land-based wireless (or nodal) seismic data acquisition system including our most recent launch of the Pioneer™, an ultralight wireless sensor product.   We believe our wireless sensor systems allow our customers to operate more effectively and efficiently because of their reduced environmental impact, lower weight, ease of operation and less maintenance requirements.

We have also developed an ocean bottom seismic data acquisition system called the OBX, and recently released Mariner® and Mariner Deep®.  Similar to our land-based wireless systems, these ocean bottom systems may be deployed in virtually unlimited channel configurations and do not require interconnecting cables between each station. The Mariner® is a continuous, cable-free, four channel autonomous, shallow water ocean bottom recorder designed for extended duration seabed ocean bottom seismic data acquisition. Mariner™ is the next generation node designed for extended duration seabed ocean bottom seismic data acquisition. The slim profile nodes, which are part of our shallow water stations, are ideally deployed as deep as 750 meters. The device continuously records for up to 70 days and offers more rapid recharging times.  Its slim profile creates space savings on seismic survey vessels, allowing contractors to fit up to 25% more nodes into a download/charge container.  Mariner Deep® is a deepwater, wireless seismic acquisition node capable of operating for 200 days in water as deep as 3,450 meters.

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

We also have a derivative of the OptoSeis® technology for high temperature downhole applications.  The product, known as Insight by OptoSeis offers a passive, all-optical downhole sensor network - no electronics downhole - resulting in years long operational lifetime at 150°C.

We also produce seismic borehole acquisition systems that employ a fiber optic augmented wireline capable of very high data transmission rates. These systems are used for several reservoir monitoring applications, including an application pioneered by us allowing operators and service companies to monitor and measure the results of hydraulic fracturing operations.

Our SADAR® technology provides energy companies real-time monitoring of seismic data.

Intelligent Industrial

Our Intelligent Industrial segment consists of industrial sensors, electronic pre-press solutions and specialized contract manufacturing. The growing defense and security applications offered by Quantum and Heartbeat Detector® will also be reflected in this segment.

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

Defense and Security

Our Quantum product line includes SADAR®, a proprietary detection system which detects, locates and tracks items of interest in real-time. Using the SADAR® technology, Quantum designs and sells products used for border and perimeter security surveillance, cross-border tunneling detection and other products targeted at movement monitoring, intrusion detection and situational awareness. Quantum’s customers include various agencies of the U.S. government including the Department of Defense, Department of Energy, Department of Homeland Security and other agencies.

In August 2025, we acquired Heartbeat Detector® by purchasing all the of the outstanding common stock of Geovox Securities, Inc. ("Geovox").  Heartbeat Detector® is a heartbeat detection security technology developed by the United States Department of Energy’s Oak Ridge National Laboratory which bolsters our perimeter security and surveillance offerings. Used in more than a dozen countries to address human trafficking and prison security, the Heartbeat Detector® uses proprietary sensors to rapidly identify people hidden in vehicles, providing a modern, user-friendly interface in as little as 10 seconds. The product, which relies on geophones we manufacture, has been proven 99% effective by Oak Ridge, Sandia and Thunder Mountain national laboratories.

The acquisition purchase price for Geovox consisted of (i) cash of $1.7 million, which included $1.5 million paid at closing and $0.2 million to be paid June 1, 2027, and (ii) contingent earn-out payments of up to $3.3 million over a four-year period.  The contingent payments, if any, will be derived from certain eligible revenue that may be generated during the four-year period.

Business Strategy

We have adopted what we think is a conservative and prudent business strategy which places a focus on sound financial management practices, as outlined below. We have not changed our primary focus on continued investment in product research and development, selective acquisitions and joint ventures.  In the long term we are seeking to grow our recurring revenue offerings through internal development or acquisition, and expand the majority of our revenue in our business segments not associated or dependent on the cyclical nature historically seen in the energy industry.

●

Continue Investment in Product Research and Development – Prior to our plan for diversification, past periods of revenue growth were primarily driven through our internal development of new products for the energy industry.  In more recent years, product innovations included the introduction of IoT values, Pioneer™, and Mariner®. These innovative technologies are the result of our unceasing investment in research and development initiatives. A majority of our product research and development cost relates to our engineers. Our engineering staff have been key to our past success, and we intend to continue our tradition of retaining and attracting quality engineering staff by providing appropriate compensation and benefits. Going forward, we intend to continue significant investments in product research and development for all of our business segments in order to diversify and grow our revenue base.

●

Selectively Pursue Acquisitions of Businesses with Technological and Engineering Overlap – Historically, the oil and gas industry periodically experiences volatile business cycles requiring us to rapidly increase and decrease our business activities to meet the industry’s demand for our products, resulting in our plan for diversification through acquisitions. Our primary growth initiative is to seek out other business opportunities in our smart water and intelligent industrial markets which complement our existing products, engineering and manufacturing capabilities, company-wide culture, and are immediately accretive to our existing revenue stream.  In order to diversify our revenue base and expose us to different markets with different business cycles, with recurring revenue streams, we have directed these efforts toward businesses outside the energy industry, as seen with our acquisitions of Quantum, Aquana and Geovox.

●

Financial Management – Due to the cyclicality of our core business, we have historically managed our financial risk by limiting or eliminating debt leverage in our balance sheet. While we are not opposed to moderate amounts of short-term debt during favorable business cycles, we choose to minimize our exposure to long-term debt obligations which, in our view, restrict our ability to operate during periodic difficult business cycles.  We believe this strategy has allowed us to continue operations through difficult business cycles without disruption for debt and equity restructuring as has been seen among our peers, many of whom have significant long-term debt burdens. In addition, we have limited our investments in capital assets and have liquidated, and made appropriate reserves for, significant amounts of our inventories and rental fleet assets. We also believe that the value of our common shares outstanding will be best served in the long-term by retaining our cash to fund future cash outflows as they become necessary. In this regard, we do not anticipate paying any cash dividends in the foreseeable future, however, since fiscal year 2021 we have repurchased 1,558,260 shares of our common stock in open market transactions under stock-buy-back programs authorized by our Board of Directors.

Competition

Smart Water Products

Our smart water products face competition in both the real estate and utilities markets. Real estate competition consists of companies such as Water Hero, Moen, and Watercop who offer similar products and services but don’t offer a full turn-key solution to real estate asset protection, operational efficiency and modular product combinations.

For the utility market, our products face competitors such as Mueller, Sensus, and Badger who offer AMI/AMR network valve/meter combinations. However, our smart valves are more versatile, accommodating multiple valve sizes and valve positions while supporting connections to mechanical, ultrasonic and pulse or encoded water meters.

Energy Solutions Products

We are one of the world’s largest designers and manufacturers of seismic products used in the oil and gas industry. The principal competitors for many of our traditional seismic products are Sercel (a division of Viridien, formerly a division of CGG), Dynamic Technologies, and INOVA. Furthermore, entities in China affiliated with Sercel, as well as other Chinese manufacturers produce low-cost oil and gas seismic products, which compete with our traditional seismic products.

The primary competitors for our land wireless data acquisition systems are SmartSolo, Sercel, INOVA, STRYDE, Geophysical Technology, and numerous smaller entities who have introduced similar versions of wireless data acquisition systems. We believe the primary competitors for our ocean bottom data acquisition systems are Sercel and InApril AS (which merged with SAExploration in September 2024), each of whom utilizes their own proprietary nodal technology.

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

Intelligent Industrial Products

Our industrial and imaging products face competition from numerous domestic and international specialty product manufacturers.

The border and perimeter security marketplace is dominated by large integrated system providers such as Boeing, General Dynamics, Lockheed Martin, Raytheon, Elbit Systems and others. Systems provided by these competitors are generally multifaceted and may include numerous integrated surveillance technologies, including the geophysical sensor and software systems that we have developed. Our sensing technology does not rely on line-of-sight motion detection, which is required by cameras and other visual and radio frequency technologies, and thus enables motion-sensing such devices would miss. Competitive geophysical technologies utilizing fiber optic sensing techniques are provided by OptaSense, Fibersensys, Future Fiber Technologies, and other specialty sensor manufacturing firms.

Our primary competition for the Heartbeat Detector® is Ensco. Ensco’s MicroSearch system directly competes with the Heartbeat Detector® in the human-presence detection market. Both offerings detect concealed humans by analyzing micro-vibrations from heartbeats. However, Heartbeat Detector offers a more modern, efficient and flexible approach – delivering reliable detection in under a minute, with fewer setup components and enhanced adaptability across vehicle, container, and structural applications.

Suppliers

We purchase raw materials from a variety of suppliers located in various countries. We typically have multiple suppliers for our critical materials. In our Energy Solutions business segment, certain models of our land and marine wireless nodes are purchased from two single source suppliers. In the event a change in one or both of these suppliers is necessary, significant engineering design efforts would be required by us.  In our Intelligent Industrial business segment, we purchase all of our thermal imaging film from a single supplier. Beyond this film supplier, we know of no other source for thermal film that performs as well in our imaging equipment. For a discussion of the risks related to our reliance on these suppliers, see “Risk Factors – We Rely on Key Suppliers for Certain Components Used in Our Products.”

Our supply chain frequently experiences disruption, resulting in longer lead times in materials available from suppliers and extending the shipping time for these materials to reach our facilities. These disruptions could constrain our ability to provide products to our customers in the time frame they require.

Product Manufacturing and Assembly

Our manufacturing and product assembly operations consist of machining, molding or cabling the necessary component parts, configuring these parts along with components received from various vendors and assembling a final product. We manufacture many of our products to the specifications required by our customers and upon order. Consistent with industry practice, we normally manufacture our products based on firm customer orders, anticipated customer orders and historical product demand.

Markets and Customers

Our smart water connectivity customers include municipalities, water utilities, water meter manufacturing companies as well as asset management firms such as multifamily property owners.  Our principal customers for our seismic products are seismic contractors and, to a lesser extent, major independent and government-owned oil and gas companies that either operate their own seismic crews or specify seismic instrument and equipment preferences to contractors.  For our PRM products, our customers are generally large international oil and gas companies that operate long-term offshore oil and gas producing properties. We also provide oil and gas companies with real-time monitoring of seismic data with our SADAR® technology.  Our industrial product customers consist of specialty manufacturers, research institutions and industrial product distributors. Our imaging customers primarily consist of direct users of our equipment as well as specialized resellers that focus on the screen-printing and flexographic printing industries. Our border and perimeter security customers are primarily government agencies.

Two customers comprised 19.1% and 16.2% of our revenue during fiscal year 2025.  Two customers comprised 27.4% and 16.0% of our revenue during fiscal year 2024.  The following table describes our revenue by product type (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2025	2024
Smart Water	$35,816	$32,434
Energy Solutions	50,706	77,977
Intelligent Industrial	23,960	24,891
Corporate	321	296
Total revenue	$110,803	$135,598

Intellectual Property

We seek to protect our intellectual property by means of patents, trademarks, trade secrets and other measures. We hold patents on geophones, micro-geophones, piezo-electric sensors, seismic data acquisition, our Hydroconn® water meter connectors, and we have pending applications on related technology. We do not consider any single patent essential to our success. Our patents are scheduled to expire at various dates through 2042. We are not able to predict the effect of any patent expiration. We protect our proprietary rights to our technology through a variety of methods, including confidentiality agreements and proprietary information agreements with suppliers, employees, consultants and others who may have access to proprietary information.

Research and Development

We incur significant research and development expenditures.  These efforts are primarily aimed at the development of additional products for each of our business segments.  The majority of our product research and development costs relate to the Company's engineers.  The Company's engineering staff have been key to our past success. Research and development expense includes personnel costs of the Company's engineers, project expenditures, on-going product maintenance and improvements to our existing products, as well as general and administrative expenses associated with the engineering department.  We have incurred company-sponsored research and development expenses of $18.9 million and $16.3 million during the fiscal years ended September 30, 2025 and 2024, respectively.

Human Capital, Environmental and Social

In order to continue to produce the most technologically advanced instruments and equipment available for the industrial, border and perimeter security and seismic data acquisition markets, it is crucial that we continue to attract and retain top talent. To attract and retain talented employees, we strive to make Geospace Technologies Corporation a diverse and safe workplace, with opportunities for our employees to receive educational benefits and cross-function skill-development to grow and develop their careers, all supported by competitive compensation and benefits.

Workforce Composition - At September 30, 2025, we employed 519 people predominantly on a full-time basis, of which 502 were employed in the United States and the remainder in the United Kingdom, Canada and Colombia. Our professional staff includes geoscientists, electrical and mechanical engineers, accountants, computer and data scientists, and marketing and human resource professionals. 58% of our global workforce is employed in manufacturing, 19% in engineering, 5% in field services and 18% in sales and administration.  Our employees are not unionized. We have never experienced a work stoppage.

As a global manufacturer of high-tech offerings, we believe that a diverse workforce benefits everyone, from our skilled workforce, to our valued clients, our trusted shareholders and our society. Our domestic workforce make-up includes 29% white, 33% Asian, 25% Hispanic or Latino, 9% Black or African American, and 4% two or more races. Women in managerial roles represent 3% of our domestic workforce.  We proudly employ veterans of the US Armed Forces, who make up 5% of our domestic workforce.

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

Talent Development - We invest resources to develop the talent needed to remain a leading manufacturer and developer of industrial, border and perimeter security and seismic data acquisition products. We provide our employees with training opportunities and educational benefits to assist in career and skill development. We focus on continuous learning and provide feedback to assist in the development of talent.

Company Culture – Our Board of Directors established a Code of Business Conduct applicable to all our employees, directors and officers and a Supplemental Code of Ethics for our CEO and Senior Financial Officers in accordance with applicable U.S. federal securities laws and the NASDAQ Listed Company Manual. The Code of Business Conduct provides guidance on corporate policies such as anti-harassment, anti-corruption, substance abuse, anti-trust, conflict minerals compliance, international trade restrictions as well as policies against insider trading, conflict of interest and hedging of our common stock. We offer a Whistle Blower program designed to protect any employee who reports valid suspicions related to our financial accounting, internal controls, or like matters to management without fear of termination or similar repercussions.

Human Rights – We have established a Human Rights Policy Statement which demonstrates our commitment to supporting and promoting human rights that benefit all our stakeholders, including our customers, employees, shareholders, investors, and the communities in which we live and operate. Our approach is applied in our business operations, across our supply chain and through ethical business conduct. This policy statement promotes a safe and healthy workplace, diversity and inclusion, non-discrimination and anti-harassment as well as addresses forced labor, human trafficking, and child labor. The Human Rights Policy Statement is adhered to through our Business Code of Conduct and through responsible sourcing practices.

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

Board Charter Reviews - Every twelve-months, we conduct a Board and Board Committee assessment review to evalute and ensure that the highest quality standards are met.

Executive Sessions Without Management - In order to ensure original and independent thought, non-management Board members meet throughout the year.

Audit Policies – Our Audit Committee is comprised of trusted members who ensure the integrity of our financial statements, internal controls, compliance with legal and regulatory requirements, as well as the performance of our independent auditor.

Enterprise Risk Management ("ERM") – Our Board of Directors takes an enterprise-wide approach to reviewing each of our business segments, which encompass our Smart Water, Energy Solutions and Intelligent Industrial operations, which include our Security & Surveillance sector. Board members meet regularly to oversee and ensure that company objectives are met, shareholder concerns are addressed and ERM policies are maintained.

Environmental – We are committed to zero harm to people, property and the environment. We have an ISO 14001 certified environmental management system, employed over many health, safety and environmental programs. We do not exist in isolation. We strive to pursue a strategy of responsibility that not only encompasses all our activities but addresses the needs of our employees, customers, suppliers and our stakeholders. We operate in communities which have placed their trust in us. In doing this, we aim to better our impact on the environment and society, not only of our business but all businesses and organizations with whom we interact. We integrate responsible and sustainable practices throughout our organization. Our products are designed to not harm individuals, communities or the environment. We pledge to conduct ourselves in a most responsible manner in each community.

As a manufacturer, we have a responsibility to reuse or recycle waste materials from our operations. Over the last three years, we have recycled approximately 600 tons of recyclable materials. Year to date 2025, we have recycled over 80 tons of manufacturing waste materials. This includes production recyclable materials (aluminum, brass, copper, stainless steel, steel, and titanium as well as armored cable, film, lithium batteries, PCB boards and solder paste) plus paper, plastic, cardboard and e-waste (electronics).

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

Demand for many of our products and the profitability of our operations depend primarily on the level of worldwide oil and gas exploration activity. Prevailing oil and gas prices, with an emphasis on crude oil prices, and market expectations regarding potential changes in such prices significantly affect the level of worldwide oil and gas exploration activity. During periods of improved energy commodity prices, the capital spending budgets of oil and natural gas operators tend to expand, which results in increased demand for our customers' services leading to increased demand in our products. Conversely, in periods when these energy commodity prices deteriorate, capital spending budgets of oil and natural gas operators tend to contract causing demand for our products to weaken. Historically, the markets for oil and gas have been volatile and are subject to wide fluctuations in response to changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond our control. These factors include the level of consumer demand, regional and international economic conditions, weather conditions, domestic and foreign governmental regulations (including those related to climate change), price and availability of alternative fuels, political conditions, the war between Russia and Ukraine, instability and hostilities in the Middle East and other significant oil-producing regions, increases and decreases in the supply of oil and gas, the effect of worldwide energy conservation measures and the ability of the Organization of Petroleum Exporting Countries ("OPEC") to set and maintain production levels and prices of foreign imports.

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

The Ongoing Armed Conflict Between Russia and Ukraine Could Adversely Affect Our Business and Results of Operations.

In February 2022, the Russian Federation launched a full-scale military invasion of Ukraine, and Russia and Ukraine continue to engage in active and armed conflict as of November 2024. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. As a result of the invasion, the governments of several western nations, including the U.S., Canada, the United Kingdom and the European Union, implemented new and/or expanded economic sanctions and export restrictions against Russia, Russian-backed separatist regions in Ukraine, certain banks, companies, government officials, and other individuals in Russia and Belarus.

A portion of our oil and gas product manufacturing was conducted through our wholly-owned subsidiary Geospace Technologies Eurasia LLC ("GTE") in the Russian Federation.  In August 2024, we sold these operations to a group of former employees of GTE.  We have continued to purchase products from the new ownership and expect to continue to do so for the foreseeable future. However, the rapid changes in rules and implementation of new rules on imports and exports of goods involving Russia has also led to serious delays in getting goods to or from Russia as port authorities struggle to keep up with the changing environment. If imports of these products from the Russian Federation are restricted by government regulation, we may be forced to find other sources for the manufacturing of these products at potentially higher costs.  The risk of doing business in the Russian Federation and other economically or politically volatile areas could adversely affect our operations and earnings.

 We have no way to predict the duration, progress, or outcome of the military conflict in Ukraine. The extent and duration of the military action, sanctions, and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and our business for an unknown period of time.

Our Foreign Subsidiaries and Foreign Marketing Efforts Are Subject to Additional Political, Economic, Legal and Other Uncertainties Not Generally Associated with Domestic Operations.

Based on customer billing data, revenue to customers outside the United States accounted for approximately 37% of our revenue during fiscal year 2025; however, we believe the percentage of revenue outside the United States is likely higher since many of our products are first delivered to a domestic location and ultimately shipped to a foreign location. We again expect revenue outside of the United States to represent a substantial portion of our revenue for fiscal year 2026 and subsequent years.

Foreign revenue is subject to special risks inherent in doing business outside of the United States including the risk of war, terrorist activities, civil disturbances, embargo and government activities, shifting foreign attitudes about conducting business activities with the United States, restrictions of the movement and exchange of funds, inhibitions of our ability to collect accounts receivable or repossess our rental equipment, international sanctions, expropriation and nationalization of our assets or those of our customers, currency fluctuations, devaluations and conversion restrictions, confiscatory taxation or other adverse tax policies and governmental actions that may result in the deprivation of our contractual rights, all of which may disrupt markets or our operations.

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

Increases in Tariffs, Trade Restrictions or Taxes on our Products Could Have an Adverse Impact on our Operations.

Approximately 37% of our revenue for fiscal year 2025 was generated from customers outside of the U.S.  We also purchase a portion of our raw materials from suppliers in China and other foreign countries.  The commerce we conduct in the international marketplace makes us subject to tariffs, trade restrictions and other taxes when the raw materials we purchase, and the products we ship, cross international borders.  Trade tensions between the United States and China, as well as those between the U.S. and Canada, Mexico, and other countries have been escalating in recent years.  In addition, the current presidential administration is utilizing tariffs to fortify domestic tax revenue which could further impact our business and operations, due to potential trade wars as a result of the implementation of tariffs or otherwise.  Historically, trade tensions have led to a series of tariffs imposed by the U.S. on imports from China, as well as retaliatory tariffs imposed by China on imports from the U.S.  If the U.S. and China are able to negotiate the issues to restore a mutually advantageous and fair trading regime, the increased tariffs could be eliminated.  Certain raw materials we purchase from China are subject to these tariffs which has increased our manufacturing costs.  Products we sell into certain foreign markets could also become subject to similar retaliatory tariffs making the products we sell uncompetitive to similar products not subjected to such import tariffs.  Further changes in U.S. trade policies, tariffs, taxes, export restrictions or other trade barriers, or restrictions on raw materials including rare earth minerals, may limit our ability to produce products, increase our manufacturing costs, decrease our profit margins, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase raw materials, which could have a material adverse effect on our business, results of operations or financial conditions.  It remains unclear as to the tariff related impact of the future geopolitical climate will bring to our operations.

Climate Change and Legislation Designed to Reduce Climate Change

The physical and regulatory effects of climate change could have a negative impact on our operations, our customers’ operations and the overall demand for our customers’ products and, accordingly, our services. There is an increasing focus of local, state, regional, national and international regulatory bodies on Greenhouse Gas ("GHG") emissions and climate change issues. Legislation to regulate GHG emissions has periodically been introduced in the U.S. Congress, and there has been a wide-ranging policy debate, both in the United States and internationally, regarding the impact of these gases and possible means for their regulation. These efforts have included consideration of cap-and-trade programs, carbon taxes, and GHG reporting and tracking programs and regulations that directly limit GHG emissions from certain sources. Some of the proposals would require industries to meet stringent new standards that would require substantial reductions in carbon emissions. Those reductions could be costly and difficult to implement. In the absence of federal GHG-limiting legislation, the EPA has determined that GHG emissions present a danger to public health and the environment and has adopted regulations that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain oil and natural gas system sources, implement Clean Air Act emission standards directing the reduction of methane emissions from certain new, modified, or reconstructed facilities in the oil and natural gas sector, and together with the DOT, implement GHG emissions limits on vehicles manufactured for operation in the United States.

In April 2016, the United States signed the Paris Agreement, which requires countries to review and “represent a progression” in their nationally determined contributions, which set emissions reduction goals, every five years. Under the Paris Agreement, the United States has committed to reducing its greenhouse gas emissions by 50-52% by 2030 from its 2005 levels.  However, the United States is currently scheduled to end its participation in the Paris Agreement in January 2026.  In November 2021, the Unites States and other countries entered the Glasgow Climate Pact, which includes a range of measures designed to address climate change, including but not limited to the phase-out of fossil fuel subsidies, reducing methane emissions 30% by 2030, and cooperating toward the advancement of the development of clean energy. Several states and geographic regions in the United States have also adopted legislation and regulations to reduce emissions of GHGs, including cap and trade regimes and commitments to contribute to meeting the goals of the Paris Agreement.

It is not possible at this time to predict the timing and effects of climate change or whether additional climate-related legislation, regulations or other measures will be adopted at the local, state, regional, national and international levels. However, continued efforts by governments and non-governmental organizations to reduce GHG emissions appear likely, and additional legislation, regulation or other measures that control or limit GHG emissions or otherwise seek to address climate change could adversely affect our customers and our business. Because our business depends on the level of oil exploration, existing or future laws or regulations related to GHGs and climate change, including incentives to conserve energy or use alternative energy sources, could negatively impacted our business if such laws or regulations reduce demand for our customers’ products and, accordingly, our services.

These risks may result in our customers restricting or cancelling exploration or production activities which also could reduce demand for our products and services. In addition to regulatory impacts, the occurrence of weather events caused or exacerbated by climate change could impact local, national or global commodity demand or availability in ways that could be material to our business and/or the businesses of our customers.

We Operate in Highly Competitive Markets, and Our Competitors May Be Able to Provide Newer or Better Products Than We Are Able to Provide.

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

A General Downturn in the Economy in Future Periods May Adversely Affect Our Business.

Economic slowdowns, currently or in the future, in the United States, China or India, could adversely affect our business in ways that we cannot predict. During times of economic slowdown, our customers may reduce their capital expenditures and defer or cancel pending projects and product orders. Such developments occur even among customers that are not experiencing financial difficulties. During times of economic slowdowns, some of our customers have (and other customers may have) undergone restructuring or bankruptcy that has or could adversely impact our revenues and profitability. Any economic downturn may adversely affect the demand for oil and gas generally or cause volatility in oil and gas commodity prices and, therefore, adversely affect the demand for delivery of our oil and gas products. It could also adversely affect the demand for consumer and industrial products, which could in turn adversely affect our Adjacent Markets business segment. To the extent these factors adversely affect other companies in the industries we serve, there could be an oversupply of products and services and downward pressure on pricing for our products and services, which could adversely affect us. Additionally, bankruptcies or financial difficulties among our oil and gas customers could reduce our cash flow and adversely impact our liquidity and profitability. For a discussion of the customers of our oil and gas products, see “The Limited Market for Our Oil and Gas Products Can Affect Our Revenue,” below.

Risks Associated with Our Business Strategy and Operations

Our New Products Require a Substantial Investment by Us in Research and Development Expense and May Not Achieve Market Acceptance.

Our outlook and assumptions are based on various macro-economic factors and internal assessments, and actual market conditions could vary materially from those assumed. In recent years, we have incurred significant expenditures to fund our research and development efforts, and we intend to continue those expenditures in the future. However, research and development is by its nature speculative, and we cannot assure you that these expenditures will result in the development of new products or services or that any new products and services we have developed recently or may develop in the future will be commercially marketable or profitable to us. In particular, we have incurred substantial expenditures to develop our ocean bottom nodal seismic data acquisition systems, as well as other products for PRM applications. In addition, we try to use some of our capabilities to supply products to smart water and intelligent industrial products. We cannot assure you that we will realize our expectations regarding acceptance of and revenue generated by our new products and services in existing or new markets.

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

Our instruments and equipment are constantly undergoing rapid technological improvement. Our future success depends on our ability to continue to

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

Current competitors or new market entrants may develop new technologies, products or standards that could render our products obsolete. We cannot assure you that we will be successful in developing and marketing, on a timely and cost-effective basis, product enhancements or new products that respond to technological developments, that are accepted in the marketplace or that comply with new industry standards. Additionally, in anticipation of customer product orders, from time to time we acquire substantial quantities of inventories, which if not sold or integrated into products within a reasonable period of time could become obsolete. In such case, we would be required to impair the value of such inventories on our balance sheet.

The Limited Market for Oil and Gas Products and Border and Perimeter Security Products Can Affect Our Revenue.

We generally market many of our oil and gas products to seismic service contractors. We estimate that fewer than 30 oil and gas seismic contracting companies are currently operating in countries other than those operating in the Russian Federation and the former Soviet Union, India, the People’s Republic of China and certain Eastern European countries, where such information is difficult to verify. We estimate that fewer than 15 seismic contractors are engaged in marine seismic exploration activities. Due to these market factors, a relatively small number of customers, some of whom are experiencing financial difficulties, account for most of our oil and gas product revenue. From time to time, these contractors have sought to vertically integrate and acquire our competitors, which has influenced their supplier decisions before and after such transactions. In addition, consolidation among our customers may further concentrate our business to a limited number of customers and expose us to increased risks related to dependence on a small number of customers. We market our seabed PRM systems' products to large oil and gas companies. During the third quarter of fiscal year 2025, we entered into large-scale seabed PRM system contract, our first since 2014.  Our border and perimeter products are sold to a small number of agencies within the U.S. government. The loss of a small number of these customers, and particularly our oil and gas customers, could materially and adversely impact our future revenues.

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

The advancement of seismic technology having a significant competitive advantage over the equipment in our rental fleet could have an adverse effect on our ability to profitably rent and/or sell this equipment. Significant improvements in technology may also require us to record asset impairment charges to write down the value of our rental fleet investment and to invest significant sums to upgrade or replace our rental fleet with newer equipment demanded by our customers. In addition, rental contracts may not be renewed for equipment in our rental fleet. Significant technological improvements by our competitors could have an adverse effect on our results of operations and earnings.

Our equipment rental business has high fixed costs, which primarily consist of depreciation expenses. In periods of declining rental revenue, these fixed costs generally do not decline. As a result, any significant decline in rental revenue caused by reduced demand could adversely affect our results of operations.

Our Diversification Strategy Using both Organic Expansion and Acquisitions May Not Be Successful.

We seek to grow our business through a combination of organic initiatives and strategic acquisitions. Our ability to achieve organic growth depends on factors such as customer retention, market demand, product innovation, and our ability to attract and retain key personnel. There can be no assurance that our efforts will result in increased revenues or profitability.

In addition, we may pursue acquisitions to expand our market presence, product offerings, or geographic reach. Acquisitions involve numerous risks, including difficulties in identifying suitable targets, integrating operations, realizing anticipated synergies, retaining key employees, and managing increased operational complexity. We may also face unforeseen liabilities or costs associated with acquired businesses.

If we are unable to successfully execute our organic growth initiatives or effectively integrate and manage acquired businesses, our business, financial condition, and results of operations could be adversely affected.

We Rely on Key Suppliers for Certain Components Used in Our Products.

Certain electronic components used in our land and marine wireless products are purchased from two single source suppliers.  In the event a change in one or both suppliers is necessary, significant engineering efforts would be required by us, which could adversely affect our financial performance.

For our imaging products, we purchase all of our thermal film from one manufacturer. Except for the film sold to us by this manufacturer, we know of no other source for thermal film that performs as well in our imaging equipment. If the manufacturer were to discontinue producing thermal film, were to become unwilling to contract with us on competitive terms, or were unable to supply thermal film in sufficient quantities to meet our requirements, our ability to compete in the direct thermal imaging marketplace could be impaired, which could adversely affect our financial performance.

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

We Have a Minimal Disaster Recovery Program at Our Houston Facilities.

Due to its proximity to the Texas Gulf Coast, our facilities in Houston, Texas are annually subject to the threat of hurricanes and the aftermath that follows. Hurricanes may cause, among other types of damage, the loss of electrical power for extended periods of time. If we lost electrical power at our Pinemont facility, or if a fire or other natural disaster occurred, we would be unable to continue our manufacturing operations during the power outage because we do not own a generator or any other back-up power source large enough to provide for our manufacturing power consumption needs. Additionally, we do not have an alternative manufacturing or operating location in the United States. Therefore, a significant disruption in our manufacturing operations could materially and adversely affect our business operations during an extended period of a power outage, fire or other natural disaster. We have a back-up generator to provide power for our information technology operations. We store our back-up data offsite and we replicate our mission critical data to an alternative cloud-based data center on a real-time basis. In the event of a major service interruption in our data center, we believe we would be able to activate our mission critical applications within less than 24 hours.

Our Storage of Lithium Batteries is a Fire Hazard.

We use lithium batteries in several of our products which are stored at our Pinemont facility. These batteries are known to pose significant fire hazards. Should a fire occur, it could result in personal injuries, damage to our facility and likely interruptions to our manufacturing operations.  Such an event could materially and adversely affect our business operations.  We currently are evaluating our fire suppression system in an effort further to mitigate this risk.

Our Credit Agreement Imposes Restrictions on Our Business.

We and several of our subsidiaries domiciled in the United States are parties to a credit agreement. Borrowings under the credit agreement will be secured by substantially all of our domestic assets, except for certain excluded property.  The credit agreement limits the incurrence of additional indebtedness, contains covenants that require us to maintain (i) a certain amount of consolidated tangible net worth and liquidity and (ii) minimum asset and interest coverage ratios.  The credit agreement also contains other covenants customary in agreements of this type. Our ability to comply with these restrictions may be affected by events beyond our control, including, but not limited to, prevailing economic, financial and industry conditions and continuing declines in our product revenue. The breach of any of these covenants or restrictions, as well as any failure to make a payment of interest or principal when due, could result in a default under the credit agreement. Such a default would permit our lender to declare any amount borrowed from it to be due and payable, together with accrued and unpaid interest, and our ability to borrow under the credit agreement could be terminated. If we are unable to repay any debts owed to our lender, the lender could proceed against the collateral securing such debt. While we intend to seek alternative sources of cash in such a situation, there is no guarantee that any alternative cash source would be available or would be available on terms favorable to us.

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

We have offices in Brazil, Colombia, Canada and the United Kingdom, in addition to our offices in the United States. In addition to the risks that are inherent in conducting business internationally, we are also liable for compliance with international and U.S. laws and regulations that apply to our international operations. These laws and regulations include data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export control laws, U.S. laws such as the Foreign Corrupt Practices Act and similar laws in other countries which also prohibit certain payments to governmental officials or certain payments or remunerations to customers. Many of our products are subject to U.S. export law restrictions that limit the destinations and types of customers to which our products may be sold, or require an export license in connection with revenue transactions outside the United States. Given the high level of complexity of these laws, there is a risk that some provisions may be inadvertently breached, for examples through the negligent or the unauthorized intentional behavior of individual employees, or our failure to comply with certain formal documentation requirements or otherwise. Additionally, we may be held liable for actions taken by our local dealers and partners. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brands, our international expansion efforts, our ability to attract and retain employees, and our business and operating results.

Because We Have No Plans to Pay Any Dividends for the Foreseeable Future, Investors Must Look Solely to Stock Appreciation for a Return on Their Investment in Us.

We have not paid cash dividends on our common stock since our incorporation and do not anticipate paying any cash dividends in the foreseeable future. Any payment of cash dividends in the future will be dependent on the amount of funds legally available, our financial condition, capital requirements, loan covenants and other factors that our Board of Directors may deem relevant. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

We Have a Relatively Small Public Float, and Our Stock Price May be Volatile.

At September 30, 2025, we have approximately 12.6 million shares outstanding held by non-affiliates. This limited number of shares outstanding results in a relatively limited market for our common stock. Our daily trading volume for the year ended September 30, 2025 averaged approximately 122,000 shares. Our small float and daily trading volumes have in the past caused, and may in the future result in, significant volatility in our stock price.

Financial and Accounting Risks

Unfavorable Currency Exchange Rate Fluctuations Could Adversely Affect Our Results of Operations.

Substantially all of our third-party revenue from the United States is invoiced in U.S. dollars, though from time to time we may invoice revenue transactions in foreign currencies including intercompany sales. As a result, we may be subject to foreign currency fluctuations on our revenue. The reporting currency for our financial statements is the U.S. dollar. However, the assets, liabilities, revenue and costs of our Canadian and United Kingdom subsidiaries and our Brazilian and Colombian branch offices are denominated in currencies other than U.S. dollars. To prepare our consolidated financial statements, we must translate those assets, liabilities, revenue and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus these other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. These translations could result in significant changes to our results of operations from period to period. For the fiscal year ended September 30, 2025, approximately 4% of our consolidated revenue was related to the operations of our foreign subsidiaries and branches.

Our Long-Lived Assets May be Subject to Impairment.

We periodically assess our long-lived assets for impairment. Significant sustained future decreases in crude oil and natural gas prices may require us to write down the value of our long-lived assets in our Energy Solutions business segment, including our manufacturing facilities, manufacturing equipment and rental equipment if future cash flows anticipated to be generated from these assets fall below the asset’s net book value. Furthermore, we may be required to write down the value of other intangible assets related to our acquisition of the OptoSeis® fiber optic sensing technology or the goodwill and other intangible assets related to our Aquana or Geovox acquisitions if sufficient cash flows are not generated to recover the carrying value of such assets. If we are forced to write down the value of our long-lived assets, these non-cash asset impairments could adversely affect our results of operations.

Should We Fail to Maintain an Effective System of Internal Control Over Financial Reporting, We May Not Be Able to Accurately Report Our Financial Results and Prevent Material Fraud, Which Could Adversely Affect the Value of Our Common Stock.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and effectively prevent and detect material fraud. If we cannot provide reliable financial reports or prevent or detect material fraud, our operating results could be misstated. There can be no assurances that we will be able to prevent control deficiencies from occurring, which could cause us to incur unforeseen costs, negatively impact our results of operations, cause the market price of our common stock to decline, or have other potential adverse consequences.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Breaches and Other Disruptions of Our Information Technology Network and Systems Could Adversely Affect Our Business.

Our Senior Vice President of Information Technology manages our security program. Oversight of the program occurs via IT metrics-based updates provided to an Information Technology Steering team (consisting of the executive officers and other key employees of the Company) on a quarterly basis. Additionally, multiple elements of our cybersecurity security program are tested internally and externally on a bi-yearly basis in alignment with our Sarbanes-Oxley information security controls, and we engage independent third parties annually to assess the risks associated with our information technology assets. Our cybersecurity program is part of our enterprise risk management strategy and includes policies and procedures designed to safeguard the confidentiality, integrity, and availability of our information assets. Lastly, a cybersecurity risk assessment is provided to our Board of Directors on an annual basis which includes metrics, security incidents, key risk indicators, and risk mitigation plans as well as on the status of material risks, mitigation measures, and incidents related to such risks. Our Board of Directors has overall responsibility for risk oversight, with the Information Technology Steering team assisting the Board in performing this function based on its respective areas of expertise. As such, the Information Technology Steering team performs materiality determinations of cyber incidents and advises the Board of Directors accordingly.

We maintain a comprehensive cybersecurity risk management program that aligns to the National Institute of Standards and Technology (NIST) Cyber Security Framework and adopts a variety of cybersecurity best practices across the enterprise. We leverage industry-leading cybersecurity vendors that provide the following capabilities: Managed Detection and Response (MDR); a Security Operations Center (SOC) that monitors the Company’s IT assets on a 24x7x365 basis; tools to interdict emails with phishing links and malware payloads; data leak protection tools that provide real-time interdiction of data transfers outside of normal business usage; vulnerability detection and automated patching tools; firewalls and instruction detection systems; multi-factor authentication mechanisms; mobile device management systems; penetration testing; and various third-party assessments.  Our critical IP data is maintained on segmented, access-controlled data stores. We utilize a variety of backup mechanisms for its data including both warm and cold storage solutions.  Lastly, we utilize token-based technologies to support Payment Card Industry Data Security Standard (PCI DSS) compliance safe handling and protection of credit card data.

We have a defined security policy that is reviewed on an annual basis.  We have established response procedures for cyber-security incidents and test the procedures on a periodic basis. We provide robust computer-based cybersecurity and wire fraud / phishing awareness training to all new employees as well as training to existing employees on an annual basis. We have not experienced material information security incidents in the last three years nor have we incurred any material expenses related to penalties and/or settlements related to a material breach nor have we been materially affected or reasonably likely to have had a material adverse effect on us, our business strategy, results of operations, or financial condition. Nevertheless, we do carry a cybersecurity insurance policy.

Item 2. Properties

As of September 30, 2025, our operations included the following locations:

Location	Owned/Leased	Approximate Square Footage/Acreage	Use	Segment (see notes below)
Houston, Texas	Owned	387,000	See Note 1 below	4,5 and 6
Houston, Texas	Leased	30,000	See Note 2 below	4,5 and 6
Austin, Texas	Leased	9,000	See Note 3 below	5
Calgary, Alberta, Canada	Owned	45,000	Manufacturing, sales and service	5 and 6
Luton, Bedfordshire, England	Owned	8,000	Sales and service	6
Bogotá, Colombia	Owned	19,000	Sales and service	5

(1)

This property is located at 7007 Pinemont Drive in Houston, Texas (the “Pinemont Facility”). The Pinemont Facility contains substantially all manufacturing activities and all engineering, selling, marketing and administrative activities for us in the United States. The Pinemont Facility also serves as our international corporate headquarters.

(2)	This property is located at 13430 Northwest Freeway, Suite 1050, in Houston, Texas. This facility supports the majority of research and development and engineering operations.

(3)	This property is located at 8701 Cross Park Drive, Suite 100, in Austin, Texas. This facility supports the majority of our OptoSeis® research and development and engineering operations.

(4)	Smart Water.

(5)	Energy Solutions.

(6)	Intelligent Industrial.

Item 3. Legal Proceedings

We are involved in various pending legal actions in the ordinary course of our business. Management is unable to predict the ultimate outcome of these actions because of the inherent uncertainty of litigation. However, management believes that the most probable, ultimate resolution of currently pending matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Holders of Record

Our common stock is traded on The NASDAQ Global Select Market under the symbol “GEOS”. On October 31, 2025, there were approximately 143 holders of record of our common stock, and the closing price per share on such date was $25.34 as quoted by The NASDAQ Global Select Market.

Market Information for Common Stock

The following table shows the high and low per share sales prices for our common stock reported on The NASDAQ Global Select Market.

Year Ended September 30, 2025:	Low	High
Fourth Quarter	$10.22	$21.90
Third Quarter	5.51	18.99
Second Quarter	7.02	10.46
First Quarter	9.68	13.79

Year Ended September 30, 2024:
Fourth Quarter	$8.09	$10.81
Third Quarter	8.49	14.83
Second Quarter	11.40	17.09
First Quarter	10.35	13.74

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

Securities Authorized for Issuance under Equity Compensation Plans

The following equity plan information is provided as of September 30, 2025:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
	(In shares)	(In dollars per share)	(In shares)
Equity Compensation Plans Approved by Security Holders (1)	332,693	N/A	682,071
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	332,693	N/A	682,071

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the major elements of our consolidated financial statements. You should read this discussion and analysis together with our consolidated financial statements, including the accompanying notes, and other detailed information appearing elsewhere in this Annual Report on Form 10-K, including under the heading “Risk Factors.” The discussion of our financial condition and results of operations includes various forward-looking statements about our markets, the demand for our products and services and our future plans and results. These statements are based on assumptions that we consider to be reasonable but that could prove to be incorrect. For more information regarding our assumptions, you should refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements and Assumptions” below.

Cautionary Note Regarding Forward-Looking Statements and Assumptions

This Annual Report on Form 10-K and the documents incorporated by reference herein, if any, contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “intend”, “expect”, “plan”, “budget”, “forecast”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue”, “evaluating” or similar words. Statements that contain these words should be read carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other forward-looking information. Examples of forward-looking statements include, among others, statements that we make regarding our expected operating results, the adoption, results and success of our rollout of our Aquana smart water valves and cloud-based control platform, future demand for our Quantum security solutions, the adoption and sale of our products in various geographic regions, potential tenders for PRM systems, sales or rentals for ocean bottom nodes, the adoption of Quantum's SADAR® product monitoring of subsurface reservoirs, the completion of new orders for channels of our Pioneer™ system, the fulfillment of customer payment obligations, the impact of the current armed conflict between Russia and Ukraine, our ability to manage changes and the continued health or availability of management personnel, volatility and direction of oil prices, anticipated levels of capital expenditures and the sources of funding therefor, and our strategy for growth, product development, market position, financial results and the provision of accounting reserves. These forward-looking statements reflect our current judgment about future events and trends based on the information currently available to us. However, there will likely be events in the future that we are not able to predict or control. The factors listed under the caption “Risk Factors”, as well as cautionary language in this Annual Report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Such examples include, but are not limited to, the failure of our acquisitions to yield positive operating results and decreases in commodity price levels which could reduce demand for our products, the failure of our products to achieve market acceptance (despite substantial investment by us), our sensitivity to short term backlog, delayed or cancelled customer orders, product obsolescence resulting from poor industry conditions or new technologies, bad debt write-offs associated with customer accounts, inability to collect on promissory notes, lack of further orders for our ocean bottom rental equipment, failure of our Quantum products to be adopted by the border and perimeter security market, or a decrease in such market due to governmental changes, and infringement or failure to protect intellectual property. The occurrence of the events described in these risk factors and elsewhere in this Annual Report on Form 10-K could have a material adverse effect on our business, results of operations and financial position, and actual events and results of operations may vary materially from our current expectations. We assume no obligation to revise or update any forward-looking statement, whether written or oral, that we may make from time to time, whether as a result of new information, future developments or otherwise.

Background

We design and manufacture seismic instruments and equipment and primarily market these products to the oil and gas industry to locate, characterize and monitor hydrocarbon producing reservoirs. We also market our seismic products to other industries for vibration monitoring, border and perimeter security and various geotechnical applications. We design and manufacture Hydroconn® water meter connector products, IoT water values, imaging equipment and provide contract manufacturing services. For further information on the nature of our operations, see the information under the heading “Business” in this Annual Report on Form 10-K.

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

We report and evaluate financial information for three segments: Smart Water, Energy Solutions and Intelligent Industrial. Summary financial data by business segment follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2025	2024
Smart Water
Product revenue	$35,816	$32,434
Income from operations	5,663	9,215
Energy Solutions
Product revenue	44,600	58,878
Rental revenue	6,106	19,099
Total revenue	50,706	77,977
Income from operations	388	18,570
Intelligent Industrial
Product revenue	23,788	24,724
Rental revenue	172	167
Total revenue	23,960	24,891
Loss from operations	(4,329)	(6,691)
Corporate
Revenue	321	296
Loss from operations	(13,006)	(13,977)
Consolidated Totals
Revenue	110,803	135,598
Income (loss) from operations	(11,284)	7,117

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

Our Energy Solution segment saw a shift from rentals of our ocean bottom nodes to purchases of the equipment in fiscal years 2024 and 2025.  This shift signifies our customer’s recognition of future backlog to justify ownership versus renting the nodes.  We do not expect significant expansion of the ocean bottom nodal market, because we expect the market is saturable and future rental fleet use will come from our customers' need to temporarily expand their nodal fleet. We expect our Energy Solutions segment to provide a significant portion of our revenue for years to come, but in diminishing portion to our other segments. During the third quarter of fiscal year 2025, we entered into a PRM contract.  The duration of the contract is expected to be approximately 18 months.  Revenue will be recognized in our Energy Solutions segment over the duration of the contract.

We continue to maintain a strong balance sheet with no debt. Our current liquidity enables our ability to seek out business acquisitions and allows us to continue investments in capital assets and product research and development, which have historically driven revenue growth.

Fiscal Year 2025 Compared to Fiscal Year 2024

Consolidated revenue for fiscal year 2025 was $110.8 million, a decrease of $24.8 million, or 18.3%, from fiscal year 2024. The decrease in revenue was primarily due to lower product revenue from our Energy Solutions segment.  Revenue for fiscal year 2025 included a $17 million sale of ocean bottom nodes structured as a sales-type lease. However, in comparison, revenue for fiscal year 2024 included a $30 million sale of our Mariner® shallow water ocean bottom nodes.  The decrease was also attributable to a decrease in our wireless marine rental revenue. The decrease in consolidated revenue for fiscal year 2025 was partially offset by an increase in demand for our Hydroconn® cable and connector products from our Smart Water segment.

Consolidated gross profit for fiscal year 2025 was $32.9 million, a decrease of $19.7 million, or 37.4%, from fiscal year 2024.  The decrease in gross profit was primarily due to a decrease in ocean bottom nodes product revenue and a lower utilization of our rental fleet, and the operating costs of our rental fleet are primarily depreciation expense, which is not variable with revenue. The decrease in gross profit was also attributable to low gross margins on sales of our land-based wireless products due to very strong price competition on these products and due to an increase in tariffs on the raw materials we purchase.

Consolidated operating expenses for fiscal year 2025 were $48.8 million, an increase of $3.3 million, or 7.3%, from fiscal year 2024.  The increase was primarily due to (i) higher personnel costs, including severance costs and acceleration of stock-based compensation expense and (ii) an increase in sales and marketing costs.  The increase was partially offset by a $2.8 million impairment charge on intangible assets in the prior year.

In June 2025, we sold our real property located at 4318 Northfield Lane Houston, Texas.  The 17.3-acre property served as additional property for our main campus and contained legacy structures used to support our manufacturing and warehousing operations  We recognized a gain on disposal of property of $4.6 million during the third quarter of fiscal year 2025.  The gain is included as a component of income (loss) from operations in the accompanying statements of operations.

Segment Results of Operations

Fiscal Year 2025 Compared to Fiscal Year 2024

Smart Water

Revenue

Revenue from our Smart Water products for fiscal year 2025 increased $3.4 million, or 10.4%, from the prior fiscal year. The increase was primarily due to an increase in demand for our Hydroconn® cable and connector products.

Operating Income

Operating income from our Smart Water products for fiscal year 2025 decreased $3.6 million, or 38.5%, from the prior fiscal year.  The decrease was primarily due to an increase in sales and marketing and research and development costs associated with our increase in revenue. The decrease was also attributable to lower gross margins due to changes in the mix of products sold proportionally affecting the allocation of manufacturing overhead and other costs of revenue to our business segments.

Energy Solutions

Revenue

Revenue from our Energy Solutions products for fiscal year 2025 decreased $27.3 million, or 35.0%, from fiscal year 2024.  The components of this decrease were as follows:

●

Product Revenue – Product revenue decreased $14.3 million, or 24.3%, from the prior fiscal year. The decrease was primarily due to lower demand for our ocean bottom nodes.  Revenue for fiscal year 2025 included a $17 million sale of ocean bottom nodes and $11 million in sales of our wireless land-based Pioneer™. However, in comparison, revenue for fiscal year 2024 included a $30 million sale of our Mariner® shallow water ocean bottom nodes and an $11 million sale of our shallow water OBX 750E nodes.

●

Rental Revenue – Rental revenue decreased $13.0 million, or 68.0%, from the prior fiscal year.  The decrease was due to lower utilization of our ocean bottom nodes rental fleet.  The decrease for fiscal year 2025 was also attributable to the reversal of a $2.2 million receivable from a rental customer against rental revenue during the second quarter of fiscal year 2025.  We determined the collectability of this receivable was less than probable.  Any future cash received from this customer will be recognized as rental revenue.

Operating Income

Operating income associated with our Energy Solutions products for fiscal year 2025 decreased $18.2 million, or 97.9%, from the prior fiscal year. The decrease was primarily due to (i) the decrease in revenues and related gross profits and (ii) higher research and development expenses, primarily personnel costs.

Intelligent Industrial

Revenue

Revenue from our Intelligent Industrial products for fiscal year 2025 decreased $0.9 million, or 3.7%, from the prior fiscal year.  The decrease was primarily due to (i) revenue recognized for fiscal year 2024 on a government contract completed in the fourth quarter of fiscal year 2024 and (ii) lower demand for our imaging products. The decrease was partially offset by an increase in demand for our sensor products and contract manufacturing services.

Operating Loss

Operating loss from our Intelligent Industrial products for fiscal year 2025 decreased $2.4 million, or 35.3%, from the prior fiscal year.  The decrease in operating loss was primarily due to a $2.8 million non-cash impairment of intangible assets recorded in the prior fiscal year.  The decrease in operating loss for fiscal year 2025 was partially offset by (i) the decrease in revenue and (ii) lower gross margins due to changes in the mix of products sold proportionally affecting the allocation of manufacturing overhead and other costs of revenue to our business segments.

Liquidity and Capital Resources

At September 30, 2025, we had $26.3 in cash and cash equivalents.  For fiscal year 2025, we used $22.2 million of cash from operating activities.  Uses of cash included (i) our net loss of $9.7 million, offset by non-cash charges of $14.6 million resulting from deferred income taxes, depreciation, amortization, accretion, inventory obsolescence, stock-based compensation and provision for credit losses, (ii) a $7.6 million increase in inventories for the strategic purchase of long lead-time components needed for use in wireless products, valves and contract manufacturing, (iii) $4.2 million increase in trade accounts and notes receivable due to timing of collections from customers and (iv) $1.3 million increase in other assets, primarily due to prepaid product purchases.   These uses of cash were partially offset by a i) $4.8 increase in other liabilities primarily related to customer deposits and (ii) $2.4 million increase in trade accounts payable due to timing of payments to our suppliers.

For fiscal year 2025, we generated cash of $42.7 million in investing activities. Sources of cash consisted of (i) $30.4 million from the sale of short-term investments, (ii) $8.7 million of proceeds from the sale of property, plant and equipment and (iii) $14.2 million in proceeds from the sale of rental equipment.  These sources of cash were partially offset by (i) $8.0 million for additions to our property, plant and equipment, (ii) $1.1 million for additions to our equipment rental fleet and (iii) $1.8 million paid for our Geovox acquisition.  We expect fiscal year 2026 cash investments in property, plant and equipment will be approximately $7 million. Our capital expenditures are expected to be funded from our cash on hand and internal cash flows or, if necessary, borrowings under our new credit agreement.

For fiscal year 2025, we used $1.0 million from financing activities which consisted of (i) $0.4 million in debt issuance costs related the renewal of our credit agreement and (ii) $0.6 million for the purchase of treasury stock pursuant to a stock buy-back program authorized by our board of directors.  The program authorized us to repurchase up to $7 million of our common stock in open market transactions.  The program was completed in the second quarter of fiscal year 2025.

On August 29, 2025, we amended our credit agreement (“the Agreement”) with Woodforest National Bank.  The Agreement extended our revolving loan agreement, dated as of July 26, 2023, with Woodforest.  The Agreement is for a three-year term and provides a revolving credit facility with a maximum availability of $25 million.  Interest shall accrue on outstanding borrowings at 30 Day Term SOFR plus a margin equal to 2.75% per annum. We are required to make monthly interest payments on borrowed funds. The Agreement is secured by substantially all of our assets, except for certain excluded property. The Agreement requires us to maintain (i) a minimum consolidated tangible net worth of $85 million, (ii) minimum liquidity of $10 million, and (iii) a minimum asset coverage ratio of 2.00 to 1.00. The Agreement also requires us to maintain a springing minimum interest coverage ratio of at least 1.50 to 1.00, tested quarterly whenever (a) there is an outstanding balance on the revolving credit facility or (b) have letter of credit exposure greater than $1 million.

At September 30, 2025, we were in compliance with all covenants under the Agreement.  At September 30, 2025, we could borrow approximately $8 million without violating any debt covenants.  At September 30, 2025, we had no outstanding borrowings under the Agreement.  We do not currently anticipate the need to borrow under the Agreement; however, we may decide to do so in the future, if needed.

Our available cash and cash equivalents was $26.3 million at September 30, 2025, which included $0.8 million of cash and cash equivalents held by our foreign subsidiaries and branch offices.  In the absence of future profitable results of operations, we may need to rely on other sources of liquidity to fund our future operations, including executed rental contracts, available borrowings under the Agreement through its expiration in July 2028, sales or leveraging real estate assets, sales of rental assets and other liquidity sources which may be available to us. We currently believe that our cash will be sufficient to finance any future operating losses and planned capital expenditures through the next twelve months.

We do not have any obligations which meet the definition of an off-balance sheet arrangement, and which have or are reasonably likely to have a current or future effect on our financial statements or the items contained therein that are material to investors.

Contractual Obligations

Contingent Consideration

In August 2025, we acquired Geovox.  In connection with the acquisition, we recorded an initial contingent earn-out liability of $2.5 million.  Contingent payments, if any, will be based on eligible revenue generated during a four-year earn-out period.  The maximum amount of contingent payments is $3.3 million.

In July 2021, we acquired Aquana.  Pursuant to the merger agreement with Aquana, as amended ("the Merger Agreement"), the Company is subject to additional contingent cash payments to the former members of Aquana over a seven-year earn-out period. The contingent payments, if any, will be derived from certain eligible revenue generated during the earn-out period from products and services sold by Aquana. There is no maximum limit to the contingent cash payments that could be made. The Merger Agreement requires the continued employment of a certain key employee and former member of Aquana for the first five years of the seven-year earn-out period in order for any of Aquana’s former members to be eligible for any earn-out payments. Due to the continued employment requirement, no liability has been recorded for the estimated fair value of earn-out payments for this transaction. Earn-outs achieved are recorded as compensation expense when incurred.

See Note 19 to our consolidated financial statements in this Annual Report on Form 10-K for more information on our contractual contingencies.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We consider many factors in selecting appropriate operational and financial accounting policies and controls and in developing the estimates and assumptions that are used in the preparation of these financial statements. We continually evaluate our estimates, including those related to rental revenue recognition, bad debt reserves, inventory obsolescence reserves, business acquisitions and contingent earn-out liabilities. We base our estimates on historical experience and various other factors, including the impact from the current economic conditions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different conditions or assumptions.

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

We record a write-down of our inventories when the cost basis of any manufactured product, including any estimated future costs to complete the manufacturing process, exceeds its net realizable value. Inventories are stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out method, except that our subsidiary in the United Kingdom uses an average cost method to value its inventories.

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

We accounted for our Geovox acquisition under the acquisition method of accounting. The total value of the consideration paid was allocated to the underlying net assets acquired, based on their respective estimated fair values.  We utilized the excess earnings method to determine the fair value of assets and liabilities acquired, including discounted cash flows, external market values, valuations on recent transactions or a combination thereof, and believe that we used the most appropriate measure to value each asset or liability. The Company recognizes measurement-period adjustments in the reporting period in which the adjustment amounts, if any, are determined.

We established an earn-out liability in connection with our acquisition of Geovox in the fourth quarter of fiscal year 2025.  We engaged the services of a valuation firm to measure the fair value of the liability.  The valuation technique used to measure the fair value of the liability was a Monte Carlo simulation.  The primary inputs included revenue forecast, risk free rate, revenue volatility, revenue discount rate and payment discount rate. We will review and assess the value of the liability on a quarterly basis.  Adjustments, if any, will be included as a component of earnings in the consolidated statements of operations.

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

Recent Accounting Pronouncements

Please refer to Note 1 of our consolidated financial statements contained in this Annual Report on Form 10-K for a discussion of recent accounting pronouncements.

Management’s Current Outlook and Assumptions

Regarding our Energy Solutions business segment, demand for our products is subject to volatile fluctuations in crude oil prices. As a result of substantial declines in crude oil prices in recent years, oil and gas exploration and production companies experienced a significant reduction in cash flows resulting in sharp reductions in their capital spending budgets for oil and gas exploration-focused activities including seismic data acquisition activities. While we experienced stronger wireless land product sales in fiscal year 2025, the need for new seismic equipment, particularly traditional land-based equipment, remains restrained due to our customers’ (i) limited capital resources, (ii) lack of visibility into future demand for their seismic services and (iii) in some cases, under-utilized legacy equipment.

The vast majority of our Energy Solutions business segment revenue in fiscal year 2025 was derived from wireless product sales.  We believe our wireless product sales will moderately increase in fiscal year 2026 over 2025 levels, primarily driven by our recent introduction of our Pioneer™  land-based wireless system and our Mariner® wireless system, but we can make no assurance in this regard.

We expect that fiscal year 2026 revenue from our Energy Solutions reservoir products will increase significantly over fiscal year 2025 levels due to the PRM contract we entered into in the third quarter of 2025.  The duration of the contract is expected to be approximately 18 months.  Revenue will be recognized over the duration of the contract.

We expect fiscal year 2026 revenue from our Smart Water business segment products to increase slightly over fiscal year 2025 levels due in part to the continued increase in demand for our Hydroconn® products and growth in market acceptance in our Aquana products.

We expect fiscal year 2026 revenue from our Intelligent Industrial business segment products to increase over fiscal year 2025 levels due to our recent acquisition of Geovox's Heartbeat Detector® as well as optimism that demand for our surveillance and defense products and our contract manufacturing services will increase.

We are aggressively marketing our SADAR® technologies to both our security and oil and gas industry customers.  While marked acceptance of SADAR® as an effective analytical tool for categorizing seismic data, we continue to believe acceptance will occur.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control Integrated Framework (2013). Based on this assessment, our management concluded that, as of September 30, 2025, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, RSM US LLP, has audited the effectiveness of our internal controls over financial reporting, as stated in their attestation report included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have not been any other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is contained in our definitive Proxy Statement to be distributed within 120 days of September 30, 2025, in connection with our 2026 Annual Meeting of Stockholders under the captions “Election of Directors,” “Executive Officers and Compensation,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item is contained in our definitive Proxy Statement to be distributed within 120 days of September 30, 2025, in connection with our 2026 Annual Meeting of Stockholders under the caption “Executive Officers and Compensation” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is contained in our definitive Proxy Statement to be distributed within 120 days of September 30, 2025, in connection with our 2026 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference, and in Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” contained in Part II hereof.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item is contained in our definitive Proxy Statement to be distributed within 120 days of September 30, 2025, in connection with our 2026 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item is contained in our definitive Proxy Statement to be distributed within 120 days of September 30, 2025, in connection with our 2026 Annual Meeting of Stockholders under the caption “Independent Public Accountants” and is incorporated herein by reference.

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

10.2	Employment Termination and Consulting Agreement dated June 30, 2023 between the Company and Michael J. Sheen (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2023 filed November 17, 2023).*

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

10.5	Employee Termination Agreement dated January 1, 2025 between the Company and Walter R. Wheeler (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, filed February 6, 2025).*

10.6	Employment Agreement dated April 29, 2024 between the Company and Richard J. Kelley (incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2024 filed November 22, 2024).*

10.7	Employment Agreement effective January 1, 2025, between the Company and Richard J. Kelley (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 4, 2025).*

10.8	Employment Agreement effective January 1, 2025, between the Company and Robert Louis Curda (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed March 4, 2025).*

10.9	Employment Agreement effective January 1, 2025, between the Company and Ronald Todd Bushey.* **

10.10	Geospace Technologies Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed December 11, 2013).*

10.11

First Amendment to the Geospace Technologies Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed December 30, 2020).*

10.12	Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-8 filed May 21, 2014).*

10.13	Form of Employee Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 26, 2018).*

10.14	Form of Employee Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Form S-8 filed May 21, 2014).*

10.15	Form of Employee Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Form S-8 filed May 21, 2014).*

10.16	Form of Performance Option Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 20, 2015).*

10.17	Form of Consultant Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Form S-8 filed May 21, 2014).*

10.18	Form of Consultant Stock Option Award Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Form S-8 filed May 21, 2014).*

10.19	Form of Director Stock Option Award Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Form S-8 filed May 21, 2014).*

10.20	Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s Form S-8 filed May 21, 2014).*

10.21	Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed May 3, 2019).*

10.22	Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 26, 2018).*

10.23	Form of Amended and Restated Indemnity Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 26, 2015).*

10.24

Geospace Technologies Corporation Annual Bonus Program (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2017 filed December 1, 2017).*

10.25	Credit Agreement dated July 26, 2023 among the Company, and each other person from time to time party thereto as a borrower, and Woodforest National Bank, as lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 1, 2023).

10.26	First Amended and Restated Credit Agreement dated August 29, 2025 among the Company and each other person from time to time party thereto as a borrower, and Woodforest National Bank, as lender (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed September 4, 2025).

10.27

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

19.1	Insider Trading Policy for Employees, Officers and Directors (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2024 filed November 22, 2024).

21.1	Subsidiaries of the Registrant.**

23.1	Consent of RSM US LLP.**

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

97.1	Executive Compensation Clawback Policy (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2024 filed November 22, 2024).

101

The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets as of September 30, 2025 and September 30, 2024, (ii) the Consolidated Statements of Operations for the years ended September 30, 2025 and 2024, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended September 30, 2025 and 2024, (iv) the Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2025 and 2024, (v) the Consolidated Statements of Cash Flows for the years ended September 30, 2025 and 2024 and (vi) Notes to Consolidated Financial Statements.**

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025 formatted in iXBRL. **

* This exhibit is a management contract or a compensatory plan or arrangement.

** Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOSPACE TECHNOLOGIES CORPORATION

By:	/s/ RICHARD J. KELLEY
Richard J. Kelley, Director and Principal Executive Officer
November 21, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD J. KELLEY	Director and Principal Executive Officer	November 21, 2025
Richard J. Kelley

/s/ ROBERT L. CURDA	Executive Vice President, Chief Financial Officer and Secretary	November 21, 2025
Robert L. Curda	(Principal Financial Officer and Principal Accounting Officer)

/s/ STEPHEN C. JUMPER	Chairman of the Board	November 21, 2025
Stephen C. Jumper

/s/ MARGARET S. ASHWORTH	Director	November 21, 2025
Margaret S. Ashworth

/s/ THOMAS L. DAVIS	Director	November 21, 2025
Thomas L. Davis

/s/ EDGAR R. GIESINGER, JR.	Director	November 21, 2025
Edgar R. Giesinger, Jr.

/s/ RICHARD F. MILES	Director	November 21, 2025
Richard F. Miles

/s/ WALTER R. WHEELER	Director	November 21, 2025
Walter R. Wheeler

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Geospace Technologies Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Geospace Technologies Corporation and its subsidiaries (the Company) as of September 30, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the two years in the period ended September 30, 2025, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated November 21, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Inventory Valuation

As described in Note 1 to the financial statements, the Company’s carrying value of inventories, net, which is stated at lower of cost or net realizable value, was $48 million as of September 30, 2025. The valuation of inventories is based on the Company’s periodic review of the composition of its inventories to determine if market demand, product modifications, technology changes, excessive quantities on-hand and other factors hinder its ability to recover its investment in such inventories. The Company’s assessment is based upon historical product demand, estimated future product demand and various other judgments and estimates. Inventory obsolescence reserves are recorded when such assessments reveal that portions or components of the Company’s investment will not be realized in its operating activities.

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

●	We compared actual purchases and sales data on an individual item basis for selected inventory items and aggregated to perform an independent assessment of the net realizable value of inventory.

/s/ RSM US LLP

We have served as the Company's auditor since 2018.

Houston, Texas

November 21, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Geospace Technologies Corporation

Opinion on the Internal Control Over Financial Reporting

We have audited Geospace Technologies Corporation’s (the Company) internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated November 21, 2025, expressed an unqualified opinion.

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

November 21, 2025

Geospace Technologies Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share amounts)

	AS OF SEPTEMBER 30,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$26,338	$6,895
Short-term investments	—	30,227
Trade accounts and financing receivables, net	28,009	21,868
Inventories, net	30,901	26,222
Assets held for sale	—	1,841
Prepaid expenses and other current assets	3,252	2,313
Total current assets	88,500	89,366

Non-current inventories, net	17,113	18,031
Rental equipment, net	8,120	14,186
Property, plant and equipment, net	23,244	21,083
Non-current trade accounts and financing receivables, net	8,190	6,375
Operating right-of-use assets	915	464
Goodwill	1,258	736
Other intangible assets, net	5,155	1,649
Other non-current assets	542	304
Total assets	$153,037	$152,194

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable trade	$10,369	$8,003
Operating lease liabilities	420	173
Other current liabilities	13,641	9,021
Total current liabilities	24,430	17,197

Contingent consideration	2,540	—
Non-current operating lease liabilities	554	339
Deferred tax liabilities, net	4	34
Total liabilities	27,528	17,570

Commitments and contingencies (See Note 19)

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 14,378,962 and 14,206,082 shares issued, respectively; and 12,820,702 and 12,709,381 shares outstanding, respectively	144	142
Additional paid-in capital	98,845	97,342
Retained earnings	45,558	55,282
Accumulated other comprehensive loss	(4,538)	(4,257)
Treasury stock, at cost, 1,558,260 and 1,496,701 shares, respectively	(14,500)	(13,885)
Total stockholders’ equity	125,509	134,624
Total liabilities and stockholders’ equity	$153,037	$152,194

The accompanying notes are an integral part of the consolidated financial statements.

Geospace Technologies Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	YEAR ENDED SEPTEMBER 30,
	2025	2024
Revenue:
Products	$104,204	$116,036
Rental equipment	6,599	19,562
Total revenue	110,803	135,598
Cost of revenue:
Products	68,079	69,318
Rental equipment	9,827	13,707
Total cost of revenue	77,906	83,025

Gross profit	32,897	52,573

Operating expenses:
Selling, general and administrative	29,815	26,554
Research and development	18,916	16,251
Other intangible asset impairment	—	2,761
Provision for (recovery of) credit losses	66	(110)
Total operating expenses	48,797	45,456

Gain on disposal of property	4,616	—

Income (loss) from operations	(11,284)	7,117

Other income (expense):
Loss on sale of subsidiary	—	(14,539)
Interest expense	(169)	(187)
Interest income	2,537	1,558
Foreign currency transaction losses, net	(275)	(270)
Other, net	(145)	(143)
Total other income (expense), net	1,948	(13,581)

Loss before income taxes	(9,336)	(6,464)
Income tax expense	388	114
Net loss	$(9,724)	$(6,578)

Loss per common share:
Basic	$(0.76)	$(0.50)
Diluted	$(0.76)	$(0.50)

Weighted average common shares outstanding:
Basic	12,793,075	13,151,600
Diluted	12,793,075	13,151,600

The accompanying notes are an integral part of the consolidated financial statements.

Geospace Technologies Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	YEAR ENDED SEPTEMBER 30,
	2025	2024
Net loss	$(9,724)	$(6,578)
Other comprehensive income (loss):
Recognition of cumulative translation adjustments due to sale of foreign entity	—	13,083
Foreign currency translation adjustments	(224)	417
Change in unrealized gains (losses) on available-for-sale securities, net of tax	(57)	67
Total other comprehensive income (loss), net	(281)	13,567
Total comprehensive income (loss)	$(10,005)	$6,989

The accompanying notes are an integral part of the consolidated financial statements.

Geospace Technologies Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the years ended September 30, 2025 and 2024

(In thousands, except share amounts)

	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Treasury Stock	Total
Balance at October 1, 2023	13,188,489	$140	$96,040	$61,860	$(17,824)	$(7,500)	$132,716

Net loss	—	—	—	(6,578)	—	—	(6,578)
Other comprehensive income	—	—	—	—	13,567	—	13,567
Issuance of common stock pursuant to the vesting of restricted stock units	175,601	2	(2)	—	—	—	—
Purchase of treasury stock	(654,709)	—	—	—	—	(6,385)	(6,385)
Stock-based compensation	—	—	1,304	—	—	—	1,304
Balance at September 30, 2024	12,709,381	142	97,342	55,282	(4,257)	(13,885)	134,624

Net loss	—	—	—	(9,724)	—	—	(9,724)
Other comprehensive loss	—	—	—	—	(281)	—	(281)
Issuance of common stock pursuant to the vesting of restricted stock units	172,880	2	(2)	—	—	—	—
Purchase of treasury stock	(61,559)	—	—	—	—	(615)	(615)
Stock-based compensation	—	—	1,505	—	—	—	1,505
Balance at September 30, 2025	12,820,702	$144	$98,845	$45,558	$(4,538)	$(14,500)	$125,509

The accompanying notes are an integral part of the consolidated financial statements.

Geospace Technologies Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	YEAR ENDED SEPTEMBER 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(9,724)	$(6,578)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income tax expense (benefit)	(31)	18
Rental equipment depreciation	6,176	10,859
Property, plant and equipment depreciation	3,752	3,512
Amortization of intangible assets	218	395
Intangible assets impairment expense	—	2,761
Accretion of discounts on short-term investments	(171)	(566)
Stock-based compensation expense	1,505	1,304
Provision for (recovery of) credit losses	66	(110)
Inventory obsolescence expense	3,071	589
Loss on sale of subsidiary	—	14,539
Gross profit from sale of rental equipment	(16,402)	(30,998)
(Gain) loss on disposal of property, plant and equipment	(4,679)	16
Realized gain on investments	(9)	—
Effects of changes in operating assets and liabilities:
Trade accounts and notes receivable	(4,244)	6,593
Inventories	(7,571)	(10,985)
Other assets	(1,345)	(199)
Accounts payable trade	2,353	2,746
Other liabilities	4,803	(2,979)
Net cash used in operating activities	(22,232)	(9,083)

Cash flows from investing activities:
Purchase of property, plant and equipment	(7,973)	(3,857)
Investment in rental equipment	(1,091)	(8,321)
Proceeds from the sale of property, plant and equipment	8,675	9
Proceeds from the sale of rental equipment	14,171	31,964
Purchase of short-term investments	—	(32,078)
Proceeds from the sale of short-term investments	30,407	17,338
Payment for business acquisition	(1,750)	—
Payments received on note receivable related to sale of subsidiary	253	—
Cash disposed from sale of subsidiary	—	(1,231)
Net cash provided by investing activities	42,692	3,824

Cash flows from financing activities:
Debt issuance costs	(398)	—
Purchase of treasury stock	(615)	(6,385)
Net cash used in financing activities	(1,013)	(6,385)

Effect of exchange rate changes on cash	(4)	(264)
Increase (decrease) in cash and cash equivalents	19,443	(11,908)
Cash and cash equivalents, beginning of fiscal year	6,895	18,803
Cash and cash equivalents, end of fiscal year	$26,338	$6,895

The accompanying notes are an integral part of the consolidated financial statements.

Geospace Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

The Company

Geospace Technologies Corporation and its subsidiaries are referred to collectively as the “Company”.  The Company designs and manufactures sophisticated technology solutions for applications in energy exploration, smart water management, as well as industrial and Internet of Things ("IoT"). The Company's seismic equipment and services are marketed to the energy exploration industry and used to locate, characterize and monitor hydrocarbon producing reservoirs. The Company also markets its seismic products to other industries for vibration monitoring, border and perimeter security and various geotechnical applications. The Company designs and manufacture other products of a non-seismic nature, including water meter connector cables, imaging equipment, remote shutoff water valves and ("IoT") platform. Additionally, the Company provides specialized contract manufacturing services. In recent years, the revenue contribution from our non-energy related products has grown to represent nearly half of our total revenue. Its business diversification strategy has centered largely on translating expertise in ruggedized engineering and technology manufacturing into expanded customer markets.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity at the time of purchase of three months or less to be cash equivalents. At September 30, 2025, cash and cash equivalents included $0.8 million held by the Company’s foreign subsidiaries and branch offices.

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

Two customers each comprised 19.1% and 16.2% of the Company’s revenue during fiscal year 2025. At September 30, 2025, the Company had trade accounts and financing receivables from these customers of $7.3 million and $2.2 million, respectively.  Two customers each comprised 27.4% and 16.0% of the Company’s revenue during fiscal year 2024. At September 30, 2024, the Company had trade accounts and financing receivables from these customers of $4.1 million and $9.5 million, respectively.

Geospace Technologies Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Suppliers

The Company purchases certain electronic components used in its land and marine wireless nodes from two single source suppliers.  In the event a change in one or both suppliers is necessary, significant engineering design efforts would be required by the Company.

The Company purchases all of its thermal film from one manufacturer for its imaging products. Except for the film sold to the Company by this manufacturer, the Company knows of no other source for thermal film that performs as well in its imaging equipment. If the manufacturer were to discontinue producing thermal film, were to become unwilling to contract with the Company on competitive terms or were unable to supply thermal film in sufficient quantities to meet its requirements, the Company’s ability to compete in the direct thermal imaging marketplace could be impaired, which could adversely affect its financial performance. Thermal film sales represented approximately 7% and 5% of the Company’s revenue for fiscal years 2025 and 2024, respectively.

Short-term Investments

The Company classifies its short-term investments as available-for-sale debt securities which have maturities of less than one year.  These securities are carried at fair market value with net unrealized gains and losses reported as a component of accumulated other comprehensive loss in stockholders’ equity. Credit losses are recorded as an allowance rather than a reduction of the amortized cost basis for debt securities determined to be impaired for which there is neither an intent nor a more-likely-than-not requirement to sell. Reversals of credit losses are recorded in current period income as they occur.  The Company had no short-term investments at September 30, 2025.

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

Business Acquisitions

The Company accounts for its business acquisitions under the acquisition method of accounting. The total value of the consideration paid for acquisitions is allocated to the underlying net assets acquired, based on their respective estimated fair values.  The Company uses a number of valuation methods to determine the fair value of assets and liabilities acquired, including discounted cash flows, external market values, valuations on recent transactions or a combination thereof, and believes that it uses the most appropriate measure or a combination of measures to value each asset or liability. The Company utilized the excess earnings method to value its fourth quarter fiscal year 2025 acquisition of Geovox Securities, Inc. ("Geovox").  The Company recognizes measurement-period adjustments in the reporting period in which the adjustment amounts are determined.

Contingent Consideration

The Company established an earn-out liability in connection with its acquisition of Geovox in the fourth quarter of fiscal year 2025.  The Company engaged the services of a valuation firm to measure the fair value of the liability.  The valuation technique used to measure the fair value of the liability was a Monte Carlo simulation.  The primary inputs included revenue forcast, risk free rate, revenue volatility, revenue discount rate and payment discount rate.  Company reviews and assesses the value of the liability on a quarterly basis.  Adjustments, if any, will be included as a component of earnings in the consolidated statements of operations.

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

At September 30, 2024, in light of the Company's historical losses and continued delays in obtaining additional contracts from the U.S. Customs and Border Protection and other customers on its Emerging Markets segment (now a component of the Company's Intelligent Industrial segment), the Company performed a recoverability assessment on the long-lived assets of its Emerging Markets asset group in which its carrying value was compared to estimated undiscounted cash flows over the remaining useful life of the asset group's primary asset, which is its developed technology.  The carrying value of the asset group was in excess of the estimated undiscounted future cash flows.  Accordingly, a fair value analysis was performed.  Based on the assessment, the Company determined the fair value of the asset was less than its carrying value.  The Company used an excess earnings approach to value the asset.  Key assumptions used in the analysis include revenue, gross margin and cash flow projections. As a result of the assessment, the Company recorded an impairment charge of $2.8 million on this asset group, which impaired its developed technology intangible asset in its entirety.

Goodwill

The Company conducts its evaluation of goodwill at the reporting unit level on an annual basis as of September 30 and more frequently if events or circumstances indicate that the carrying value of a reporting unit exceeds its fair value. The Company first assesses qualitative factors to determine if the fair value of a reporting unit exceeds its carrying amount. If, based on the qualitative assessment of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is more than its carrying amount then it does not perform a quantitative assessment. However, if the Company concludes otherwise, then it performs a quantitative assessment.  If, based on the quantitative assessment, the Company determines that the fair value of a reporting unit is less that its carrying amount, a goodwill impairment is recognized equal to the difference between the carrying amount of the reporting unit and its fair value, not to exceed the carrying amount of the goodwill.

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

Years
Developed technology	10 - 18
Trade names	5
Customer relationships	4
Non-compete agreements	4

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

Changes in the product warranty reserve are reflected in the following table (in thousands):

Balance at October 1, 2023	$658
Accruals for warranties issued during the year	2,331
Settlements made (in cash or in kind) during the year	(1,738)
Balance at September 30, 2024	1,251
Accruals for warranties issued during the year	1,365
Settlements made (in cash or in kind) during the year	(1,153)
Balance at September 30, 2025	$1,463

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

Geospace Technologies Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Foreign Currency Gains and Losses

The assets and liabilities of the Company’s foreign subsidiaries and branch offices that have a foreign currency as their functional currency have been translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations have been translated using the average exchange rates during the year. Resulting translation adjustments have been recorded as a component of accumulated other comprehensive losses in stockholders’ equity. Foreign currency transaction gains and losses are included in the statements of operations as they occur. Transaction gains and losses on intra-entity foreign currency transactions and balances, including advances and demand notes payable on which settlement is not planned or anticipated in the foreseeable future, are recorded in “accumulated other comprehensive loss” on our consolidated balance sheets.

Fair Value

Fair value is the price that would be received to sell an asset or the amount paid to transfer a liability in an orderly transaction between market participants (an exit price) at the measurement date. U.S. GAAP has established a fair value hierarchy which prioritizes the inputs to the valuation techniques used to measure fair value into three levels. These levels are determined based on the lowest level input that is significant to the fair value measurement. Level 1 represents unadjusted quoted prices in active markets for identical assets and liabilities. Level 2 represents quoted prices for similar assets and liabilities in active markets (other than those included in Level 1) which are observable, either directly or indirectly. Level 3 represents valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. Also see Note 6 to these consolidated financial statements.

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

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (the "FASB") issued guidance which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses.  The guidance is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024.  Early adoption is permitted.  The guidance shall be applied retrospectively to all prior periods presented in the financial statements.  The Company adopted this guidance in the fourth quarter of fiscal year 2024 and is reflected in Note 21.  The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

Recently Issued Accounting Pronouncements

In November 2024, the FASB, as further amended in January 2025, issued guidance requiring enhanced disclosures in financial statements by requiring detailed disclosures of specific expenses like inventory purchases, employee compensation, depreciation, and intangible assets amortization.  The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 31, 2027. Early adoption is permitted.  The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In December 2023, the FASB issued guidance regarding improvements in income tax disclosure which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. The guidance will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. The Company will adopt this guidance in its fourth quarter of fiscal year 2026.  The guidance allows for adoption using either a prospective or retrospective transition method. The adoption of this guidance is not expected to have any material impact on its consolidated financial statements.

Geospace Technologies Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

2. Revenue Recognition

In accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), the Company recognizes revenue when performances of contractual obligations are satisfied, generally when control of the promised goods or services is transferred to its customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services.

The Company primarily derives product revenue from the sale of its manufactured products. Revenue from these product sales, including the sale of used rental equipment, is recognized when obligations under the terms of a contract are satisfied, control is transferred and collectability of the sales price is probable. The Company records deferred revenue when customer funds are received prior to shipment or delivery or hen performance has not yet occurred. The Company assesses collectability during the contract assessment phase. In situations where collectability of the sales price is not probable, the Company recognizes revenue when it determines that collectability is probable or when non-refundable cash is received from its customers and there is not a significant right of return. Transfer of control generally occurs with shipment or delivery, depending on the terms of the underlying contract. The Company’s products are generally sold without any customer acceptance provisions, and the Company’s standard terms of sale do not allow customers to return products for credit.

Revenue from engineering services is recognized as services are rendered over the duration of a project, or as billed on a per hour basis. Field service revenue is recognized when services are rendered and is generally priced on a per day rate.

The Company also generates revenue from short-term rentals under operating leases of its manufactured products.  Rentals of the Company’s equipment generally range from daily rentals to minimum rental periods of up to one year.  Rental revenue is recognized within the scope of ASC 842, Leases ("ASC 842"). The Company regularly evaluates the collectability of its lease receivables on a lease-by-lease basis. The evaluation primarily consists of reviewing past due account balances and other factors such as the credit quality of the customer, historical trends of the customer and current economic conditions.  In accordance with ASC 842, rental revenue is recognized as earned over the rental period if collectability of the rent is reasonably assured.  When collectability of amounts are no longer probable the Company records a direct write-off of the rent receivable to rental revenue and limits future rental revenue recognition to cash received.  During the second quarter of fiscal year 2025, the Company determined that the collectability of receivables from a rental customer was less than probable.  As a result of this determination, the rent receivable balance due from this customer of $2.2 million was reversed against rental revenue.  Any future cash received from this customer will be recognized as rental revenue.

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

The Company has elected to treat shipping and handling activities in a sales transaction after the customer obtains control of the goods as a fulfillment cost and not as a promised service. Accordingly, fulfillment costs related to the shipping and handling of goods are accrued at the time of shipment. Amounts billed to a customer in a sales transaction related to reimbursable shipping and handling costs are included in revenue, and the associated costs incurred by the Company for reimbursable shipping and handling expenses are reported in cost of revenue. The Company incurred shipping and handling expenses of $0.3 million for each of the fiscal years ended September 30, 2025 and 2024, respectively.

At September 30, 2025 and 2024, the Company had no deferred contract liabilities and no deferred contract costs. At October 1, 2023, the Company had deferred contract liabilities of $0.7 million and no deferred contract costs.  For the fiscal years ended September 30, 2025 and 2024, revenue of zero and $0.7 million, respectively, was recognized from deferred contract liabilities.  For each of the fiscal years ended September 30, 2025 and 2024, no cost of revenue was recognized from deferred contract costs.  At September 30, 2025,  October 1, 2024 and October 1, 2023, the Company had accounts receivable from contracts with customers of $11.4 million, $12.6 million and $11.2 million, respectively. Accounts receivable from contracts with customers excludes accounts receivable from rental contracts.

For the fiscal years ended September 30, 2025 and 2024, revenue of $1.8 million and $1.3 million, respectively, was recognized from contracts with customers satisfied over-time. Revenue satisfied over-time for the fiscal year ended September 30, 2025 was from the Company's Energy Solutions operating segment.  Revenue satisfied over-time for the fiscal year ended September 30, 2024 was from the Company's Intelligent Industrial operating segment. All other revenue from contracts with customers for the fiscal years ended September 30, 2025 and 2024 was recognized at a point-in-time.

At September 30, 2025, the aggregate amount of transaction price allocation to unsatisfied performance obligations on contracts with a duration in excess of one year was approximately $92 million.  These unsatisfied performance obligations are expected to be fulfilled over the next 18 months.  The majority of the revenue will be recognized over-time over the duration of the contracts.  All other revenue from contracts with customers is being recognized at a point-in time and have a duration of one year or less.  For each of the Company’s operating segments, the following table presents revenue (in thousands) only from the sale of products and the performance of services under contracts with customers.

Geospace Technologies Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

For each of the Company’s operating segments, the following table presents revenue only from the sale of products and the performance of services under contracts with customers (in thousands). Therefore, the table excludes all revenue earned from rental contracts.

	YEAR ENDED SEPTEMBER 30,
	2025	2024
Smart Water	$35,816	$32,434
Energy Solutions	44,600	58,878
Intelligent Industrial	23,788	24,724
Total	$104,204	$116,036

See Note 21 for more information on the Company’s operating segments.

For each of the geographic areas where the Company operates, the following table presents revenue from the sale of products and performance of services under contracts with customers (in thousands). Therefore, the table excludes all revenue earned from rental contracts.

	YEAR ENDED SEPTEMBER 30,
	2025	2024
Asia (including Russian Federation)	$24,986	$43,831
Canada	2,529	1,578
Europe	4,864	6,430
Mexico	2,746	1,959
South America	843	384
United States	67,311	61,009
Other	925	845
	$104,204	$116,036

Revenue is attributable to countries based on the ultimate destination of the product sold, if known. If the ultimate destination is not known, revenue is attributable to countries based on the geographic location of the initial shipment.

Geospace Technologies Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

3.  Business Acquisition

On August 1, 2025, the Company acquired all the outstanding stock of Geovox.  Geovox's Heartbeat Detector® is a heartbeat detection security technology developed by the United States Department of Energy’s Oak Ridge National Laboratory.  It is used in more than a dozen countries to address human trafficking and prison security.  The Heartbeat Detector® uses proprietary sensors to rapidly identify people hidden in vehicles, providing a modern, user-friendly interface in as little as 10 seconds. The Heartbeat Detector® relies on geophones the Company manufactures and aligns with the Company's current perimeter security and surveillance offerings in its Intelligent Industrial segment.

The Geovox acquisition was accounted for under the acquisition method of accounting.  The total value of the consideration paid for acquisitions was allocated to the underlying net assets acquired, based on their respective estimated fair values.  The Company utilized the excess earnings method to determine the fair value of assets and liabilities acquired, including discounted cash flows, external market values, valuations on recent transactions or a combination thereof, and believes that it used the most appropriate measure to value each asset or liability.  The Company will recognize measurement-period adjustments, if any,  in the reporting period in which the adjustment amount is determined.

The acquisition purchase price for Geovox consisted of (i) cash of $1.7 million, which included $1.5 million paid at closing and $0.2 million to be paid June 1, 2027, and (ii) contingent earn-out payments of up to $3.3 million over a four-year period.  The contingent payments, if any, will be derived from certain eligible revenue that may be generated during the four-year period.  In connection with the acquisition the Company recorded goodwill of $0.5 million, other intangible assets of $3.7 million, and an initial contingent earn-out liability of $2.5 million.  Also see Notes 6 and 12.

Legal and professional costs of $35,000 related to the acquisition are included in selling, general and administrative expenses for the fiscal year ended September 30, 2025.

4.  Sale of Subsidiary

On August 30, 2024, the Company sold its oil and gas product manufacturing operations based in the Russian Federation.  The sale was consummated pursuant to a stock purchase agreement between the Company and a group of former employees based in the Russian Federation ("the Buyer").  Consideration to the Company consisted of a $1.0 million cash payment due from the buyer within 90 days of the sale and a $3.5 million promissory note.  The note is for a 10-year term and bears interest at 5% per annum. Principal and interest installments of $37,000 are due monthly.  The Company recorded a loss on sale in connection with the transaction of $14.5 million, of which $13.1 million was related to the impact of cumulative foreign currency translation losses previously included in accumulated comprehensive loss.  Based on a fair value analysis performed on the promissory note as of the sale date, the Company recorded a $0.9 million discount to fair value on the note receivable.  The note receivable is included as components of current and non-current trade accounts and financing receivables, net, on the consolidated balance sheet as of September 30, 2024.  The sale did not have a material effect on the Company's consolidated net assets and is not expected to have a material effect on the Company's future revenue, profits or losses. Also see Note 6.

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

While the debt represents a direct obligation to absorb significant losses of the VIE, the debt does not establish the right and power to direct activities that most significantly impact the economic performance of the entity.  The Company retained no equity or voting interest, has no employees that are directors or advisors of the new ownership group, and has no direct influence on the day-to-day decisions in operations or affects on the VIE's ability to generate profits or losses.  As such, the Company has determined it is not the primary beneficiary of the VIE. The Company's maximum exposure to loss at September 30, 2025 due to its involvement with the VIE is the carrying value of our note receivable from the sale of our former subsidiary, which was $3.2 million.

5. Short-term Investments

The Company classifies its short-term investments as available-for-sale debt securities. These securities are carried at fair market value with net unrealized gains and losses reported as a component of accumulated other comprehensive loss in stockholders’ equity.  The Company had no short-term investments as of September 30, 2025.  The Company’s short-term investments as of September 30, 2024 were composed of the following (in thousands):

	AS OF SEPTEMBER 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate bonds	$21,814	$35	$—	$21,849
U.S. treasury securities and securities of U.S. government-sponsored agency	8,356	22	—	8,378
Total	$30,170	$57	$—	$30,227

At September 30, 2024, accrued interest receivable related to these short-term investments was $0.3 million, which is included as a component of prepaid expenses and other current assets.

The Company has no debt securities in a material unrealized loss position at September 30, 2024 and does not believe the unrealized losses associated with these debt securities represent credit losses based on the evaluation of evidence, which includes an assessment of whether it is more likely than not it will be required to sell or intend to sell the investment before recovery of the investments amortized cost basis.  A gain of $9,000 was realized from the sale of short-term investments for the fiscal year ended September 30, 2025.  No gains or losses were realized from the sale of short-term investments for the fiscal year ended September 30, 2024.

Geospace Technologies Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

6. Fair Value of Financial Instruments

The Company’s financial instruments generally include cash and cash equivalents, short-term investments, trade accounts and financing receivables and accounts payable. Due to the short-term maturities of cash and cash equivalents, trade accounts receivable and accounts payable, the carrying amounts approximate fair value on the respective balance sheet dates.

The Company measures its contingent consideration and short-term investments at fair value on a recurring basis.

The following tables present the fair value of the Company’s continent consideration, short-term investments and note receivable on sale of subsidiary by valuation hierarchy and input (in thousands):

	AS OF SEPTEMBER 30, 2025
	(Level 1)	(Level 2)	(Level 3)	Totals
Recurring:
Contingent consideration	$—	—	$(2,540)	$(2,540)

	AS OF SEPTEMBER 30, 2024
	(Level 1)	(Level 2)	(Level 3)	Totals
Recurring:
Short-term investments		.
Corporate bonds	$—	$21,849	$—	$21,849
U.S. treasury securities and securities of U.S. government-sponsored agency	—	8,378	—	8,378
Total recurring	$—	$30,227	$—	$30,227

Nonrecurring:
Note receivable on sale of subsidiary	$—	$—	$2,600	$2,600

Assets and Liabilities Measured on a Nonrecurring Basis

The Company performed a fair value analysis of the $3.5 million promissory note obtained in connection with its subsidiary sale as of the August 2024 transaction date. The measurements utilized to determine the implied fair value of the note receivable obtained represented significant unobservable inputs (Level 3).  The derivation of discount rate utilized in the analysis was based on comparable market yields.  Based on the analysis, the Company recorded a $0.9 million discount to fair value on this note receivable.  Also see Note 4 to these consolidated financial statements.

At September 30, 2024, the Company performed a recoverability assessment on its long-lived assets of its Intelligent Industrial asset group (formerly Emerging Markets) in which its carrying value was compared to the estimated undiscounted cash flows over the remaining useful life of the asset group's primary asset, which is its developed technology.  Accordingly, a fair value analysis was performed.  Based on the assessment, the Company determined the fair value of the asset was less than its carrying value and recorded an impairment charge of $2.8 million on this asset group, which impaired its intangible assets in their entirety. The Company determined the fair value of this asset group to be approximately zero. The measurements utilized to determine the implied fair value represented significant unobservable inputs (Level 3).  See Note 12 for more information.

In connection with the Company's acquisition of Geovox in August 2025, it recorded an initial contingent earn-out liability of $2.5 million.  The Company engaged the services of a valuation firm to measure the fair value of the liability.  The primary inputs included revenue forcast, risk free rate, revenue volatility, revenue discount rate and payment discount rate (Level 3). Contingent payments, if any, will be based on eligible revenue generated during a four-year earn-out period.  The maximum amount of contingent payments is $3.3 million. The following table summarizes the changes in the fair value of the contingent consideration for the fiscal year  September 30, 2025:

Balance at October 1, 2024	$—
Contingent consideration pursuant to acquisition	2,540
Fair value adjustments	—
Payment of contingent consideration	—
Balance at September 30, 2025	$2,540

Geospace Technologies Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

7. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following (in thousands):

	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance at October 1, 2023	$(11)	$(17,813)	$(17,824)
Other comprehensive income	67	13,500	13,567
Balance at September 30, 2024	$56	(4,313)	(4,257)
Other comprehensive loss	(57)	(224)	(281)
Balance at September 30, 2025	$(1)	$(4,537)	$(4,538)

8. Trade Accounts and Financing Receivables

Trade accounts receivable, net (excluding financing receivables) are reflected in the following table (in thousands):

	AS OF SEPTEMBER 30,
	2025	2024
Trade accounts receivable	$12,725	$16,151
Allowance for credit losses	(63)	(4)
Total	12,662	16,147
Less current portion	(12,662)	(14,637)
Non-current trade accounts receivable	$—	$1,510

Allowances for credit losses related to trade accounts receivable are reflected in the following table (in thousands):

	AS OF SEPTEMBER 30,
	2025	2024
Allowance for credit losses:
Beginning of period	4	125
Provision for credit losses	69	65
Recoveries	(3)	(175)
Charge offs, net	(6)	(11)
Currency translation	(1)	—
End of period	$63	$4

Trade accounts receivable balances are charged off against the allowance whenever it is probable that the receivable balance will not be recoverable.

Financing receivables are reflected in the following table (in thousands):

	AS OF SEPTEMBER 30,
	2025	2024
Promissory notes	$19,149	$12,996
Sales-type lease	5,302	—
Total financing receivables	24,451	12,996
Discount to fair value and unearned income	(914)	(900)
Total financing receivables, net	23,537	12,096
Less current portion	(15,347)	(7,231)
Non-current financing receivables	$8,190	$4,865

Geospace Technologies Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

In September 2025, the Company entered into a $3.9 million promissory note with a customer related to a product sale.  The note bears interest at 8.75% per annum and matures in September 2028.  Principal and interest installments of $0.1 million are due monthly beginning in October 2025.  The note is collateralized by the product sold.

In August 2025, the Company entered into a $3.6 million promissory note with a customer related to a product sale.  The note bears interest at 8.75% per annum and matures in August 2028.  Principal and interest installments of $0.1 million are due monthly beginning in September 2025.  The note is collateralized by the product sold.

In November 2024, the Company entered into a sales-type lease with a customer on wireless seismic equipment from its rental fleet.  The lease matures in October 2025.  Interest income of $0.6 million was recognized on the lease for the fiscal year ended  September 30, 2025.  Ownership of the equipment will transfer to the customer at the end of the lease term.

In August 2024, the Company entered into a $9.4 million promissory note with a customer related to a product sale.  The note bears interest at 9.5% per annum and matures in December 2025.  Principal and interest installments of $0.9 million are due monthly beginning in January 2025. The note is collateralized by the product sold.

In August 2024, the Company entered into a $3.5 million promissory note with the buyer of its Russian subsidiary.  The note is bears interest at 5% per annum and is for a 10-year term. Principal and interest installments of $37,000 are due monthly beginning in November 2024.  Based on a fair value analysis performed at the date of sale, a discount to fair value of $0.9 million was placed on the note. Interest income on the amortization of the discount will be recognized under the effective interest method.

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

9. Inventories

Inventories consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2025	2024
Finished goods	$24,180	$18,099
Work in process	6,408	3,626
Raw materials	27,245	30,941
Obsolescence reserve (net realizable value adjustment)	(9,819)	(8,413)
	48,014	44,253
Less current portion	30,901	26,222
Non-current portion	$17,113	$18,031

Inventory obsolescence expense totaled $3.1 million and $0.6 million during fiscal years 2025 and 2024, respectively. Raw materials include semi-finished goods and component parts that totaled approximately $9.1 million and $8.6 million at September 30, 2025 and 2024, respectively.

10. Leases

As Lessee

The Company has elected not to record operating right-of-use assets or operating lease liabilities on its consolidated balance sheet for leases having a minimum term of 12 months or less. Such leases are expensed on a straight-line basis over the lease term. Variable lease payments are excluded from the measurement of operating right-of-use assets and operating liabilities and recognized in the period in which the obligation for those payments is incurred. As of September 30, 2025, the Company has two operating right-of use assets related to leased facilities in Austin, Texas and Melbourne, Florida.

Geospace Technologies Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Maturities of the operating lease liabilities as of September 30, 2025 were as follows (in thousands):

For fiscal years ending September 30,
2026	$465
2027	483
2028	90
Future minimum lease payments	$1,038
Less interest	(64)
Present value of minimum lease payments	$974
Less current portion	(420)
Long-term portion	$554

Lease costs recognized in the consolidated statements of operations for the fiscal years ended  September 30, 2025 and 2024 is as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2025	2024
Right-of-use operating lease costs	$198	$271
Short-term lease costs	121	123
Total	$319	$394

Right-of-use operating lease costs and short-term lease costs are included as a component of total operating expenses.

Other information related to operating leases is as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$126	$278

Weighted average remaining lease term	2.9 years	3.4 years
Weighted average discount rate	5.93%	3.25%

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

The Company regularly evaluates the collectability of its lease receivables on a lease-by-lease basis. The evaluation primarily consists of reviewing past due account balances and other factors such as the credit quality of the customer, historical trends of the customer and current economic conditions. The Company suspends revenue recognition when the collectability of amounts due are no longer probable and concurrently records a direct write-off of the lease receivable to rental revenue to limit rental revenue recognized to the cash collections received. As of September 30, 2025 and 2024, the Company’s trade accounts receivables included lease receivables of $1.0 million and $1.0 million, respectively.

Geospace Technologies Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Rental revenue related to leased equipment for fiscal years 2025 and 2024 were $6.3 million and $19.3 million, respectively.

Future minimum lease obligations due from the Company's leasing customers as of September 30, 2025 were $0.4 million, all of which is due within the next 12 months.

In November 2024, the Company entered into a sales-type lease with a customer on wireless seismic equipment from its rental fleet.  The lease matures in October 2025.  Interest income of $0.6 million was recognized on the lease for the fiscal year ended  September 30, 2025.  Ownership of the equipment will transfer to the customer at the end of the lease term.  Also see Note 8.

Rental equipment consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2025	2024
Rental equipment, primarily wireless recording equipment	$45,289	$63,111
Accumulated depreciation and impairment	(37,169)	(48,925)
	$8,120	$14,186

Rental equipment depreciation expense was $6.2 million and $10.9 million in fiscal years 2025 and 2024, respectively.

Property

During fiscal year 2022, the Company leased a portion of its property located in Calgary, Alberta, Canada and fully leased its warehouse in Bogotá, Colombia. The lease in Canada commenced in November 2021 and is for a five-year term. The lease on the warehouse in Bogotá commenced in December 2021 and is currently on a month-to-month basis.

Rental revenue related to these two properties for each of the fiscal years ended September 30, 2025 and 2024 was $0.3 million.

Future minimum lease payments due to the Company as of September 30, 2025 were as follows (in thousands):

For fiscal years ending September 30,
2026	$132
2027	11
$143

11. Property, Plant and Equipment

In June 2025, the Company sold its property located at 4318 Northfield Lane in Houston, Texas. The 17.3-acre property served as additional parking for the main campus and contained legacy structures used to support the Company's manufacturing and warehousing operations.  The Company recognized a gain on disposal of property of $4.6 million during the third quarter of fiscal year 2025. The gain is included as a component of loss from operations on the Company's consolidated statements of operations.

Property, plant and equipment consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2025	2024
Land and land improvements	$2,960	$4,869
Building and building improvements	24,089	21,312
Machinery and equipment	48,647	49,860
Furniture and fixtures	1,032	1,470
Tools and molds	3,928	3,628
Construction in progress	2,856	392
Transportation equipment	41	75
	83,553	81,606
Accumulated depreciation and impairment	(60,309)	(60,523)
	$23,244	$21,083

Property, plant and equipment depreciation expense was $3.8 million and $3.5 million for the fiscal years ended  September 30, 2025 and 2024, respectively.

Geospace Technologies Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

12. Goodwill and Other Intangible Assets

In August 2025, in connection with the Company's acquisition of Geovox, it recorded goodwill of $0.5 million (deductible for tax purposes) and other intangible assets of $3.7 million. The operations of Geovox are included as a component of the Company's Intelligent Industrial reporting unit.

At September 30, 2025, the Company had goodwill of $0.5 million and other intangible assets, net of $3.7 million attributable to its Intelligent Industrial reporting unit, goodwill of $0.7 million and other intangible assets, net of $0.4 million attributable to its Smart Water reporting unit and other intangible assets, net of $1.1 million attributable to its Energy Solutions reporting unit. Goodwill represents the excess cost of a business acquired over the fair market value of identifiable net assets at the date of acquisition.

At September 30, 2024, in light of the Company's historical losses and continued delays in obtaining additional contracts from the U.S. Customs and Border Protection and other customers on its Industrial Intelligent segment, the Company performed a recoverability assessment on the long-lived assets of its Intelligent Industrial asset group (formerly a part of the Company's Emerging Markets asset group) in which its carrying value was compared to estimated undiscounted cash flows over the remaining useful life of the asset group's primary asset, which is its developed technology.  Accordingly, a fair value analysis was performed.  Based on the assessment, the Company determined the fair value of the asset was less than its carrying value.  The Company used an excess earnings approach to value the asset.  Key assumptions used in the analysis include revenue, gross margin and cash flow projections.  As a result of the assessment, the Company recorded an impairment charge of $2.8 million on this asset group, which impaired its intangible assets in their entirety.

The Company’s consolidated goodwill and other intangible assets consisted of the following (in thousands):

	Weighted-Average Remaining Useful Lives (in years)	AS OF SEPTEMBER 30,
		2025	2024
Goodwill:
Intelligent Industrial		$4,858	$4,336
Smart Water		736	736
Total goodwill		5,594	5,072
Accumulated impairment losses		(4,336)	(4,336)
		$1,258	$736
Other intangible assets:
Developed technology	6.1	$5,575	$2,275
Customer relationships	0.1	3,955	3,900
Trade names	0.7	2,332	2,022
Non-compete agreements	0.9	245	186
Total other intangible assets	3.8	12,107	8,383
Accumulated amortization		(6,952)	(6,734)
		$5,155	$1,649

Other intangible assets amortization expense for fiscal years 2025 and 2024 was $0.2 million and $0.4 million, respectively.

Geospace Technologies Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

As of September 30, 2025, fiscal year future estimated amortization expense of other intangible assets is as follows (in thousands):

2026	561
2027	547
2028	547
2029	542
2030	508
Thereafter	2,450
$5,155

13. Long-Term Debt

The Company had no long-term debt outstanding at September 30, 2025 or 2024.

On August 29, 2025, the Company amended its credit agreement (“the Agreement”) with Woodforest National Bank.  The Agreement extended the Company’s revolving loan agreement, dated as of July 26, 2023, with Woodforest.  The Agreement is for a three-year term and provides a revolving credit facility with a maximum availability of $25 million.  Interest shall accrue on outstanding borrowings at 30 Day Term SOFR plus a margin equal to 2.75% per annum. The Company is required to make monthly interest payments on borrowed funds. The Agreement is secured by substantially all of the Company's assets, except for certain excluded property. The Agreement requires the Company to maintain (i) a minimum consolidated tangible net worth of $85 million, (ii) minimum liquidity of $10 million, and (iii) a minimum asset coverage ratio of 2.00 to 1.00. The Agreement also requires the Company to maintain a springing minimum interest coverage ratio of at least 1.50 to 1.00, tested quarterly whenever (a) there is an outstanding balance on the revolving credit facility or (b) has letter of credit exposure greater than $1 million.

At September 30, 2025, the Company was in compliance with all covenants under the Agreement.  At September 30, 2025, the Company could borrow approximately $8 million under the Agreement without violating any debt covenants.

Debt issuance costs of $0.4 million were incurred in connection with the Agreement. These costs were capitalized in other non-current assets on the consolidated balance sheet and are being amortized to interest expense over the term of the Agreement.

14. Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	AS OF SEPTEMBER 30,
	2025	2024
Customer deposits and deferred revenue	$5,733	$1,427
Employee bonuses	497	1,050
Compensated absences	1,935	1,821
Payroll	553	426
Property and sales taxes	1,013	1,062
Legal and professional fees	764	355
Medical claims	695	538
Agent commissions	185	329
Product warranty	1,463	1,251
Income taxes	26	17
Other	777	745
	$13,641	$9,021

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

15. Employee Benefits

The Company’s United States employees are participants in the Geospace Technologies Corporation’s Employee’s 401(k) Retirement Plan (the “Plan”), which covers substantially all eligible employees in the United States. The Plan is a qualified salary reduction plan in which all eligible participants may elect to have a percentage of their compensation contributed to the Plan, subject to certain guidelines issued by the Internal Revenue Service. The Company’s share of discretionary matching contributions was $1.2 million and $1.1 million in fiscal years 2025 and 2024, respectively.

Geospace Technologies Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The Company’s stock incentive plans in which key employees may participate are discussed in Note 16 to these consolidated financial statements.

16. Stockholders’ Equity

In February 2014, the board of directors and stockholders approved the 2014 Long Term Incentive Plan, as amended (the “2014 Plan”). Under the 2014 Plan, an aggregate of 3,000,000 shares of common stock may be issued. The Company is authorized to issue nonqualified and incentive stock options to purchase common stock, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) to key employees, directors and consultants under the 2014 Plan. Options have a term not to exceed ten years, with the exception of incentive stock options granted to employees owning ten percent or more of the outstanding shares of common stock, which have a term not to exceed five years. The exercise price of any option may not be less than the fair market value of the common stock on the date of grant. In the case of incentive stock options granted to an employee owning ten percent or more of the outstanding shares of common stock, the exercise price of such option may not be less than 110% of the fair market value of the common stock on the date of grant. An RSU represents a contingent right to receive one share of the common stock upon vesting. Under the 2014 Plan, the Company may issue RSAs and RSUs to employees for no payment by the employee or for a payment below the fair market value on the date of grant. The RSAs and RSUs are subject to certain restrictions described in the 2014 Plan.  No RSA's have been issued since 2019.

At September 30, 2025, an aggregate of 682,071 shares of common stock were available for issuance under the 2014 Plan.

The following table summarizes the combined activity under the equity incentive plans for the indicated periods:

	Number of RSUs	Weighted Average Grant-date Fair Value per Unit
Outstanding at October 1, 2023	377,549	$6.46
Granted	233,200	12.26
Forfeited	(26,253)	6.47
Vested	(175,601)	7.08
Outstanding at September 30, 2024	408,895	$9.50
Granted	194,700	12.09
Forfeited	(98,022)	11.72
Vested	(172,880)	8.84
Outstanding at September 30, 2025	332,693	$10.70

During fiscal years 2025 and 2024, the Company issued 194,700 and 233,200 RSUs, respectively, to certain of its employees, executive officers and directors under the 2014 Plan. The RSUs issued include both time-based and performance-based vesting provisions. The weighted average grant date fair value of each RSU issued for fiscal years 2025 and 2024 was $12.09 and $12.26 per unit, respectively. The total grant date fair value of all RSUs issued for fiscal years 2025 and 2024 was $2.4 million and $2.9 million, respectively, which will be charged to expense over the next 1-4 years as the restrictions lapse. Compensation expense for RSUs was determined based on the closing market price of the Company’s stock on the date of grant applied to the total number of units that are anticipated to fully vest.  All RSUs outstanding at  September 30, 2025 and 2024 were issued from the 2014 Plan.

Stock-based compensation expense recognized for the fiscal years ended  September 30, 2025 and 2024 was $1.5 million and $1.3 million, respectively. The Company accounts for forfeitures as they occur and records compensation costs under the assumption that the holder will complete the requisite service period.  As of September 30, 2025, the Company had unrecognized compensation expense of $2.0 million relating to RSUs which is expected to be recognized over the next 1-4 years.

Geospace Technologies Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

17. Income Taxes:

Components of loss before income taxes were as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2025	2024
United States	$(8,941)	$(6,930)
Foreign	(395)	466
	$(9,336)	$(6,464)

The provision for income taxes consisted of the following (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2025	2024
Current
Federal	$—	$—
Foreign	361	55
State	58	41
	419	96
Deferred:
Federal	—	—
Foreign	(31)	18
	(31)	18
	$388	$114

The difference between the effective tax rate reflected in the provision for income taxes and the U.S. federal statutory rate were as follows (in thousands):

	YEAR ENDED SEPTEMBER 30, 2025		YEAR ENDED SEPTEMBER 30, 2024
	Amount	Percent	Amount	Percent
Benefit for U.S. federal income tax at statutory rate	$(1,961)	21.0%	$(1,357)	21.0%
Research and experimentation tax credit	(585)	6.3%	(572)	8.8%
State income taxes, net of federal income tax benefit	46	(0.5)%	32	(0.5)%
Change in valuation allowance	2,930	(31.4)%	1,934	(29.9)%
Foreign earnings tax	169	(1.8)%	125	(1.9)%
Stock compensation	(111)	1.2%	(210)	3.2%
Impact due to foreign currency translation	171	(1.8)%	(44)	0.7%
Other items	(271)	2.9%	206	(3.2)%
Total tax expense and effective tax rate	$388	(4.1)%	$114	(1.8)%

The income tax expense for fiscal years 2025 and 2024 primarily reflects tax accrual for U.S. state, U.K. income tax and foreign withholding tax on U.S.  companies.  Texas contributed to the majority of the state tax expense for fiscal years 2025 and 2024.  The Company is currently unable to record any tax benefits for its tax loss in Canada due to the uncertainty surrounding its ability to utilize such losses in the future to offset taxable income.

Geospace Technologies Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income tax assets (liabilities) were as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2025	2024
Deferred income tax assets:
Inventories	$4,684	$5,447
Loss and tax credit carryforwards	34,129	31,850
Accrued compensation	652	733
R&D expenditure capitalization	4,366	3,064
Intangible assets	245	290
Property and equipment	321	331
Other reserves	590	456
Subtotal deferred income tax assets	44,987	42,171
Valuation allowance	(43,781)	(40,851)
Net deferred income tax assets	1,206	1,320

Deferred income tax liabilities:
Property and equipment	(1,210)	(1,249)
Other	—	(105)
Total deferred income tax liabilities	(1,210)	(1,354)
Net deferred income tax liabilities	$(4)	$(34)

The financial reporting basis of investments in foreign subsidiaries exceed their tax basis. A deferred tax liability is not recorded for this temporary difference because the investment is deemed to be permanent. A reversal of the Company’s plans to permanently invest in these foreign operations would cause the excess to become taxable. At September 30, 2025, the Company had $0.8 million of cash and cash equivalents held by its foreign subsidiaries. At September 30, 2025 and 2024, the temporary difference related to undistributed earnings for which no deferred taxes have been provided was approximately $0.8 million and $1.2 million, respectively.

The Company is subject to taxation in the United States as well as various states and foreign jurisdictions. Tax years that remain subject to examination by significant tax jurisdictions are the United States for tax years ending after 2016, the United Kingdom for tax years ending after 2023, and Canada for tax years ending after 2021.

At   September 30, 2025, the Company had net operating loss ("NOL") carry-forwards of approximately $92.4 million in the United States and $19.2 million in Canada which are available to offset future taxable income in those jurisdictions. The NOL carry-forward for Canada will begin to expire in 2033. The NOL carry-forward for the United States which originated prior to the 2017 Tax Act of $32.4 million begins to expire in 2029 and those originating after the 2017 Tax Act of $60.0 million do not expire.

Management of the Company has concluded that it was not more-likely-than-not that its U.S. and Canadian net deferred tax assets will be realized in accordance with U.S. GAAP. On  September 30, 2025 and September 30, 2024, the Company had a valuation allowance against its U.S. net deferred tax assets of $39.0 million and $36.1 million, respectively. At September 30, 2025 and September 30, 2024, the Company had a valuation allowance against its Canadian net deferred tax assets of $4.7 million and $4.8 million, respectively.

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

The following table summarizes the calculation of net loss and weighted average common shares and common equivalent shares outstanding for purposes of the computation of loss per share (in thousands, except share and per share amounts):

	YEAR ENDED SEPTEMBER 30,
	2025	2024
Net loss	$(9,724)	$(6,578)
Less: loss allocable to unvested restricted stock	—	—
Loss attributable to common shareholders for diluted loss per share	$(9,724)	$(6,578)
Weighted average number of common share equivalents:
Common shares used in basic loss per share	12,793,075	13,151,600
Common share equivalents outstanding related to RSUs	—	—
Total weighted average common shares and common share equivalents used in diluted loss per share	12,793,075	13,151,600
Loss per share:
Basic	$(0.76)	$(0.50)
Diluted	$(0.76)	$(0.50)

For the calculation of diluted loss per share for fiscal years 2025 and 2024, RSUs of 332,693 and 408,895, respectively, were excluded in the calculation of weighted average shares outstanding as a result of their impact being antidilutive.

Geospace Technologies Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

19. Commitments and Contingencies

Contingent Consideration

In August 2025, the Company acquired Geovox.  In connection with the acquisition, the Company recorded an initial contingent earn-out liability of $2.5 million.  Contingent payments, if any, will be based on eligible revenue generated during a four-year earn-out period.  The maximum amount of contingent payments is $3.3 million.

In connection with the acquisition of Aquana in 2021, the Company is subject to additional contingent cash payments to the former members of Aquana over a seven-year earn-out period. The contingent payments, if any, will be derived from certain eligible revenue generated during the earn-out period from products and services sold by Aquana. There is no maximum limit to the contingent cash payments that could be made. The merger agreement with Aquana requires the continued employment of a certain key employee and former member of Aquana for the first five years of the six year earn-out period in order for any of Aquana’s former members to be eligible to any earn-out payments.  Due to the continued employment requirement, no liability has been recorded for the estimated fair value of contingent earn-out payments for this transaction. Earn-outs achieved, are recorded as compensation expense when incurred.  Eligible revenue earned for the fiscal years ended September 30, 2025 and 2024 was $0.1 million and $17,000, respectively.

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

20. Supplemental Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2025	2024
Cash paid for income taxes	$409	$164
Non-cash investing and financing activities:
Inventory transferred to rental equipment	2,558	5,954
Note and account receivable related to sale of subsidiary	—	3,600
Financing receivables and accrued interest related to sale of rental equipment	6,498	9,496
Account receivable related to sale of rental equipment	—	1,510

Geospace Technologies Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

21. Segment and Geographic Information

Effective October 1, 2024, the Company changed the composition of its three operating business segments and changed its methodology for allocating manufacturing costs including overhead and other costs of revenue to the segments.

The Company's business segments are now comprised of: Smart Water, Energy Solutions and Intelligent Industrial. The Smart Water segment emphasizes the Company’s targeted approach in the water management industry. This business segment contains the Hydroconn® smart water connectivity offerings and the Company's Aquana products. The Energy Solutions segment encompasses the Company’s traditional business in oil and gas land and marine exploration products, reservoir monitoring solutions, and will additionally incorporate emerging energy solutions and microseismic monitoring. This segment will include energy-related business from Quantum’s SADAR® products and associated analytics.  The Intelligent Industrial segment includes seismic sensor products used for vibration monitoring geotechnical applications such as mine safety applications and earthquake detection, seismic products targeted at the border and perimeter security markets, imaging products, as well as providing contract manufacturing services. The change in methodology for allocating manufacturing costs affected each business segment's operating income (loss) but had no effect on consolidated operating income (loss).

The Company defines its segments as those operations our chief operating decision maker (“CODM”) regularly reviews to analyze performance and allocate resources. The Company’s CODM is the Chief Executive Officer. The CODM regularly reviews revenue, gross profit, operating expenses and operating income (loss) by segment as the primary measures of segment performance. The CODM reviews revenue as a primary indicator of operational performance, assessing how much revenue is brought in from core business activities, which reflects demand and execution of each segment’s strategy. Gross profit is reviewed by the CODM as a diagnostic metric, particularly useful in evaluating margin trends. Operating income is the key profitability metric used to assess performance across segments and make decisions related to resource allocation, including capital expenditures, headcount, and other investment initiatives. Each of these metrics is considered in budgeting, forecasting, and operational planning decisions.

For financial reporting purposes, we are organized into these reportable segments and “Corporate”, which includes the remainder of our businesses.  The following table summarizes the Company’s segment information (in thousands).  Segment information for the fiscal year ended September 30, 2024 has been recast for comparability.

	YEAR ENDED SEPTEMBER 30,
	2025	2024
Revenue:
Smart Water	$35,816	$32,434
Energy Solutions	50,706	77,977
Intelligent Industrial	23,960	24,891
Corporate	321	296
	110,803	135,598

Cost of revenue:
Smart Water	21,106	16,653
Energy Solutions	36,580	46,922
Intelligent Industrial	20,082	19,335
Corporate	138	115
	77,906	83,025

Gross profit:
Smart Water	14,710	15,781
Energy Solutions	14,126	31,055
Intelligent Industrial	3,878	5,556
Corporate	183	181
	32,897	52,573

Operating expenses:
Smart Water	9,047	6,566
Energy Solutions	13,738	12,485
Intelligent Industrial	8,207	12,247
Corporate	17,805	14,158
	48,797	45,456

Gain on disposal of property:
Corporate	4,616	—

Income (loss) from operations:
Smart Water	5,663	9,215
Energy Solutions	388	18,570
Intelligent Industrial	(4,329)	(6,691)
Corporate	(13,006)	(13,977)
	(11,284)	7,117

Other segment disclosures:

Interest income:
Smart Water	—	315
Energy Solutions	1,694	—
Intelligent Industrial	—	—
Corporate	843	1,243
	2,537	1,558
Interest expense:
Smart Water	—	17
Energy Solutions	23	—
Corporate	146	170
	169	187

Depreciation and amortization expenses:
Smart Water	1,145	482
Energy Solutions	7,333	13,243
Intelligent Industrial	1,049	653
Corporate	619	388
	10,146	14,766
Impairment, inventory obsolescence and stock-based compensation expenses:
Smart Water	31	189
Energy Solutions	2,618	993
Intelligent Industrial	907	2,830
Corporate	1,020	642
	4,576	4,654

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

Geospace Technologies Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The Company generates revenue from product sales, product rentals and services from its subsidiaries located in the United States, Canada, Colombia, the Russian Federation (sold in August 2024) and the United Kingdom. Revenue generated by the Company’s subsidiaries is as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2025	2024
United States	$106,603	$127,488
Canada	1,552	1,777
Russian Federation	—	3,487
United Kingdom	2,648	2,846
	$110,803	$135,598

A summary of revenue by geographic area is as follows (in thousands):

	YEAR ENDED SEPTEMBER 30,
	2025	2024
Asia (including Russian Federation)	$26,552	$51,103
Canada	2,931	2,015
Europe	5,067	13,817
Mexico	2,746	1,959
South America	3,146	2,798
United States	69,291	63,061
Other	1,070	845
	$110,803	$135,598

Revenue is attributed to countries based on the ultimate destination of the product sold, if known. If the ultimate destination is not known, revenue is attributed to countries based on the geographic location of the initial shipment.

Long-lived asset balances are as follows (in thousands):

	AS OF SEPTEMBER 30,
	2025	2024
United States	$63,332	$61,487
Canada	366	414
Colombia	392	399
United Kingdom	447	528
	$64,537	$62,828