Form 10-Q
period 2025-12-31
GEOSPACE TECHNOLOGIES CORP
filed 2026-02-12
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended December 31, 2025 OR

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

As of January 30, 2026 the registrant had 12,887,918 shares of common stock, $0.01 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except share amounts)

(unaudited)

	December 31, 2025	September 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$10,579	$26,338
Trade accounts and financing receivables, net	25,356	28,009
Inventories, net	35,367	30,901
Prepaid expenses and other current assets	6,429	3,252
Total current assets	77,731	88,500

Non-current inventories, net	15,779	17,113
Rental equipment, net	7,018	8,120
Property, plant and equipment, net	24,577	23,244
Non-current financing receivables	11,917	8,190
Operating right-of-use assets	816	915
Goodwill	1,258	1,258
Other intangible assets, net	5,013	5,155
Other non-current assets	509	542
Total assets	$144,618	$153,037

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable trade	$15,440	$10,369
Operating lease liabilities	432	420
Other current liabilities	9,690	13,641
Total current liabilities	25,562	24,430

Contingent consideration	2,736	2,540
Non-current operating lease liabilities	441	554
Deferred tax liabilities, net	1	4
Total liabilities	28,740	27,528

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $.01 par value, 20,000,000 shares authorized; 14,446,178 and 14,378,962 shares issued, respectively; and 12,887,918 and 12,820,702 shares outstanding, respectively	144	144
Additional paid-in capital	98,959	98,845
Retained earnings	35,793	45,558
Accumulated other comprehensive loss	(4,518)	(4,538)
Treasury stock, at cost, 1,558,260 shares	(14,500)	(14,500)
Total stockholders’ equity	115,878	125,509
Total liabilities and stockholders’ equity	$144,618	$153,037

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended
	December 31, 2025	December 31, 2024
Revenue:
Products	$24,389	$32,645
Rental	1,197	4,578
Total revenue	25,586	37,223
Cost of revenue:
Products	20,831	14,269
Rental	2,059	2,805
Total cost of revenue	22,890	17,074

Gross profit	2,696	20,149

Operating expenses:
Selling, general and administrative	8,279	7,420
Research and development	4,489	4,894
Change in fair value of contingent consideration	196	—
Recovery of credit losses	(21)	—
Total operating expenses	12,943	12,314

Income (loss) from operations	(10,247)	7,835

Other income (expense):
Interest expense	(37)	(44)
Interest income	634	745
Foreign currency transaction gains (losses), net	3	(14)
Other, net	(37)	(33)
Total other income, net	563	654

Income (loss) before income taxes	(9,684)	8,489
Income tax expense	81	113
Net income (loss)	$(9,765)	$8,376

Income (loss) per common share:
Basic	$(0.76)	$0.66
Diluted	$(0.76)	$0.65

Weighted average common shares outstanding:
Basic	12,849,600	12,753,378
Diluted	12,849,600	12,877,387

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended
	December 31, 2025	December 31, 2024
Net income (loss)	$(9,765)	$8,376
Other comprehensive income (loss):
Change in unrealized losses on available-for-sale securities, net of tax	—	(43)
Foreign currency translation adjustments	20	(399)
Total other comprehensive income (loss)	20	(442)
Total comprehensive income (loss)	$(9,745)	$7,934

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE three months ended December 31, 2025 and 2024

(in thousands, except share amounts)

(unaudited)

	Common Stock				Accumulated
			Additional		Other
	Shares		Paid-In	Retained	Comprehensive	Treasury
	Outstanding	Amount	Capital	Earnings	Loss	Stock	Total
Balance at October 1, 2025	12,820,702	$144	$98,845	$45,558	$(4,538)	$(14,500)	$125,509
Net loss	—	—	—	(9,765)	—	—	(9,765)
Other comprehensive income	—	—	—	—	20	—	20
Issuance of common stock pursuant to the vesting of restricted stock units	86,217	—	—	—	—	—	—
Common stock exchanged for withholding taxes on stock-based compensation	(19,001)	—	(305)	—	—	—	(305)
Stock-based compensation	—	—	419	—	—	—	419
Balance at December 31, 2025	12,887,918	$144	$98,959	$35,793	$(4,518)	$(14,500)	$115,878

Balance at October 1, 2024	12,709,381	$142	$97,342	$55,282	$(4,257)	$(13,885)	$134,624
Net income	—	—	—	8,376	—	—	8,376
Other comprehensive loss	—	—	—	—	(442)	—	(442)
Issuance of common stock pursuant to the vesting of restricted stock units	109,180	1	(1)	—	—	—	—
Purchase of treasury stock	(19,664)	—	—	—	—	(197)	(197)
Stock-based compensation	—	—	349	—	—	—	349
Balance at December 31, 2024	12,798,897	$143	$97,690	$63,658	$(4,699)	$(14,082)	$142,710

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	December 31, 2025	December 31, 2024
Cash flows from operating activities:
Net income (loss)	$(9,765)	$8,376
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred income benefit	(3)	—
Rental equipment depreciation	1,259	1,884
Property, plant and equipment depreciation	1,155	867
Amortization of intangible assets	141	37
Amortization of discount on note receivable	(18)	(12)
Accretion of discounts on short-term investments	—	(104)
Stock-based compensation expense	419	349
Recovery of credit losses	(21)	—
Inventory obsolescence expense	627	506
Gross (profit) loss from sale of rental equipment	78	(15,978)
(Gain) loss on disposal of property, plant and equipment	16	(86)
Realized gain on investments	—	(10)
Effects of changes in operating assets and liabilities:
Trade accounts and financing receivables	(3,155)	(3,622)
Inventories	(3,962)	(2,988)
Other assets	(3,043)	(196)
Accounts payable trade	5,071	(690)
Other liabilities	(4,066)	158
Fair value of contingent consideration	196	—
Net cash used in operating activities	(15,071)	(11,509)

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,480)	(3,199)
Proceeds from the sale of property, plant and equipment	—	89
Investment in rental equipment	(30)	(373)
Proceeds from the sale of rental equipment	2,050	65
Proceeds from the sale of short-term investments	—	9,660
Payments received on note receivable related to sale of subsidiary	71	45
Net cash (used in) provided by investing activities	(389)	6,287

Cash flows from financing activities:
Taxes payments on stock-based compensation for exchange of common stock	(305)	—
Purchase of treasury stock	—	(197)
Net cash used in financing activities	(305)	(197)

Effect of exchange rate changes on cash	6	(66)
(Decrease) in cash and cash equivalents	(15,759)	(5,485)
Cash and cash equivalents, beginning of period	26,338	6,895
Cash and cash equivalents, end of period	$10,579	$1,410

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$45	$113
Financing receivables related to sale of rental equipment	—	16,112
Inventory transferred to rental equipment	205	36

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet of Geospace Technologies Corporation and its subsidiaries (the “Company”) at  September 30, 2025, was derived from the Company’s audited consolidated financial statements at that date. The consolidated balance sheet at  December 31, 2025 and the consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the three months ended December 31, 2025 and 2024 were prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows were made. All significant intercompany balances and transactions have been eliminated. The results of operations for the three months ended December 31, 2025, are not necessarily indicative of the operating results for a full year or of future operations.

Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") were omitted pursuant to the rules of the Securities and Exchange Commission. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended September 30, 2025.

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

Reclassifications

Certain amounts previously reported in the consolidated financial statements have been reclassified to conform to the current year presentation.  Such reclassifications had no effect on our previously reported net loss, stockholders' equity or cash flows.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity at the time of purchase of three months or less to be cash equivalents.  At December 31, 2025 and September 30, 2025, cash and cash equivalents included $0.8 million held by the Company’s foreign subsidiaries and branch offices.

Concentration of Credit Risk

The Company sells products to customers throughout the United States and various foreign countries. The Company’s normal credit terms for trade receivables are 30 days. In certain situations, credit terms may be extended to 60 days or longer. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for its trade receivables. Additionally, the Company provides long-term financing in the form of promissory notes and sales-type leases when competitive conditions require such financing. In such cases, the Company may require collateral. Allowances are recognized immediately for expected credit losses.  The Company determines the allowance for credit losses through a review of several factors, including historical collection experience, customer credit worthiness, and current aging of customer accounts and financial conditions of its customers.  Receivables are charged off against the allowance whenever it is probable that the balance will not be recoverable.

The Company had trade accounts and financing receivables from four customers of $15.0 million, $7.7 million, $5.9 million and $1.2 million, respectively at December 31, 2025. The Company recognized revenue from these four customers of $10.6 million, $21,000, $0.2 million and $2.8 million, respectively, for the three months ended December 31, 2025.  The Company recognized revenue from these four customers of zero, $44,000, $18.7 million and $2.8 million, respectively, for the three months ended December 31, 2024.  These receivables and revenue are related to the Company's Energy Solutions segment, except for the latter customer who is related to the Company's Smart Water segment.

Impairment of Long-lived Assets

The Company's long-lived assets are reviewed for impairment whenever an event or circumstance indicates that the carrying amount of an asset or group of assets may not be recoverable. The impairment review, if necessary, includes a comparison of the expected future cash flows (undiscounted and without interest charges) to be generated by an asset group with the associated carrying value of the related assets. If the carrying value of the asset group exceeds the expected future cash flows, an impairment loss is recognized to the extent that the carrying value of the asset group exceeds its fair value.  During the quarter ended December 31, 2025, no events or changes in circumstances were identified indicating the carrying value of any of the Company's asset groups may not be recoverable.

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

Business Acquisitions

The Company accounts for its business acquisitions under the acquisition method of accounting. The total value of the consideration paid for acquisitions is allocated to the underlying net assets acquired, based on their respective estimated fair values.  The Company uses multiple valuation methods to determine the fair value of assets and liabilities acquired, including discounted cash flows, external market values, valuations on recent transactions or a combination thereof, and believes that it uses the most appropriate measure or a combination of measures to value each asset or liability. The Company utilized the excess earnings method to value its fourth quarter fiscal year 2025 acquisition of Geovox Securities, Inc. ("Geovox").  The Company recognizes measurement-period adjustments in the reporting period in which the adjustment amounts are determined.

Contingent Consideration

The Company established an earn-out liability in connection with its acquisition of Geovox in the fourth quarter of fiscal year 2025.  The Company engaged the services of a valuation firm to measure the fair value of the liability.  The valuation technique used to measure the fair value of the liability was a Monte Carlo simulation.  The primary inputs included revenue forecast, risk free rate, revenue volatility, revenue discount rate and payment discount rate.  The Company reviews and assesses the value of the liability on a quarterly basis.  Adjustments, if any, will be included as a component of earnings in the consolidated statements of operations.

Research and Development

We incur significant future research and development expenditures.  These efforts are primarily aimed at the development of additional products for each of our business segments.  The majority of our product research and development costs relates to the Company's engineers.  The Company's engineering staff have been key to our past success. Research and development expense includes personnel costs of the Company's engineers, project expenditures, on-going product maintenance and improvements to our existing products, as well as general and administrative expenses associated with the engineering department. Research and development expense for the three months ended December 31, 2025 and 2024 was $4.5 million and $4.9 million, respectively.

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board ("'FASB"), as further amended in January 2025, issued guidance requiring enhanced disclosures in financial statements by requiring detailed disclosures of specific expenses like inventory purchases, employee compensation, depreciation, and intangible asset amortization. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027.  Early adoption is permitted. The Company is currently evaluating the provisions of this guidance and the impact on its consolidation financial statements.

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

All other new accounting pronouncements that have been issued, but are not yet effective, are currently being evaluated and at this time are not expected to have a material impact on the Company's financial position or results of operations.

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

The Company primarily derives product revenue from the sale of its manufactured products. Revenue from these product sales, including the sale of used rental equipment, is recognized when obligations under the terms of a contract are satisfied, control is transferred and collectability of the sales price is probable. The Company records deferred revenue when customer funds are received prior to shipment, or delivery or performance has not yet occurred. The Company assesses collectability during the contract assessment phase. In situations where collectability of the sales price is not probable, the Company recognizes revenue when it determines that collectability is probable or when non-refundable cash is received from its customers and there is not a significant right of return. Transfer of control generally occurs with shipment or delivery, depending on the terms of the underlying contract. The Company’s products are generally sold without any customer acceptance provisions, and the Company’s standard terms of sale do not allow customers to return products for credit.

The Company occasionally recognizes revenue from contracts throughout the manufacturing or service process, even prior to delivery of the completed product or service to the customer.  This overtime recognition of revenue requires that either (i) the customer simultaneously receives and consumes the economic benefits the Company provides, (ii) the Company creates or enhances an asset controlled by the customer or (iii) the Company’s performance does not create an asset for which the it has an alternative use and has an enforceable right to payment for performance completed to date.

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

At December 31, 2025 and September 30, 2025, the Company had no deferred contract liabilities and no deferred contract assets.  During the three months ended December 31, 2025 and 2024, no revenue or cost of revenue was recognized from deferred contract costs or deferred contract asset.  At December 31, 2025 and October 1, 2025, the Company had accounts receivable from contracts with customers of $7.9 million and $11.4 million, respectively.  At December 31, 2024 and October 1, 2024, the Company had accounts receivable from contracts with customers of $12.0 million and $13.4 million, respectively.  Accounts receivable from contracts with customers exclude accounts receivable from rental contracts.

For the three months ended December 31, 2025 and 2024 revenue of $0.4 million and zero, respectively, was recognized from contracts with customers satisfied over-time, which was from the Company's Energy Solutions segment.

At December 31, 2025, the aggregate amount of transaction price allocation to unsatisfied performance obligations on contracts with a duration in excess of one year was approximately $93 million.  The majority of these unsatisfied performance obligations are expected to be fulfilled over the next 24 months.  The majority of the revenue will be recognized over-time over the duration of the contracts.  All other revenue from contracts with customers are being recognized at a point-in time and have a duration of one year or less.  For each of the Company’s operating segments, the following table presents revenue (in thousands) only from the sale of products and the performance of services under contracts with customers.  Therefore, the table excludes all revenue earned from rental contracts.

	Three Months Ended
	December 31, 2025	December 31, 2024
Smart Water	$5,756	$7,288
Energy Solutions	13,573	19,826
Intelligent Industrial	5,060	5,531
Total	$24,389	$32,645

See Note 12 for more information on the Company’s operating business segments.

For each of the geographic areas where the Company operates, the following table presents revenue (in thousands) from the sale of products and services under contracts with customers. The table excludes all revenue earned from rental contracts:

	Three Months Ended
	December 31, 2025	December 31, 2024
Asia (including Russian Federation)	$962	$18,057
Canada	1,647	369
Europe	507	1,398
Mexico	49	1,281
South America	122	22
United States	20,965	11,423
Other	137	95
Total	$24,389	$32,645

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

The following tables present the fair value of the Company’s contingent consideration and note receivable on sale of subsidiary by valuation hierarchy and input (in thousands):

	As of December 31, 2025
	(Level 1)	(Level 2)	(Level 3)	Totals
Recurring:
Contingent Consideration	$—	$—	$(2,736)	$(2,736)

	As of September 30, 2025
	(Level 1)	(Level 2)	(Level 3)	Totals
Recurring:
Contingent consideration	$—	$—	$(2,540)	$(2,540)

In connection with the Company's acquisition of Geovox in August 2025, it recorded an initial contingent earn-out liability of $2.5 million.  The Company engaged the services of a valuation firm to measure the fair value of the liability.  The primary inputs included revenue forecast, risk free rate, revenue volatility, revenue discount rate and payment discount rate (Level 3). Contingent payments, if any, will be based on eligible revenue generated during a four-year earn-out period.  The maximum amount of contingent payments is $3.3 million. The following table summarizes the changes in the fair value of the contingent consideration:

Contingent consideration balance at October 1, 2025	$2,540
Fair value adjustments	196
Contingent consideration at December 31, 2025	$2,736

Assets and liabilities Measured on a Nonrecurring basis

4. Trade Accounts and Financing Receivables

Trade accounts receivable, net, reflected in the following table (in thousands):

	December 31, 2025	September 30, 2025
Trade accounts receivable	$8,728	$12,725
Allowance for credit losses	(42)	(63)
Total trade accounts receivable	$8,686	$12,662

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

Allowance for credit losses related to trade accounts receivable are reflected in the following table (in thousands):

	Three Months Ended
	December 31, 2025	December 31, 2024
Allowance for credit losses:
Beginning of period	$63	$4
Provision for credit losses	5	—
Recoveries	(26)	—
End of period	$42	$4

Financing receivables, net, are reflected in the following table (in thousands):

	December 31, 2025	September 30, 2025
Promissory notes	$25,606	$19,149
Sales-type lease	3,844	5,302
Total financing receivables	29,450	24,451
Discount to fair value and unearned income	(863)	(914)
Total financing receivables, net	28,587	23,537
Less current portion	(16,670)	(15,347)
Non-current financing receivables	$11,917	$8,190

During the first quarter of fiscal year 2026, the Company entered into three promissory notes totaling $7.9 million with a customer related to product sales.  The notes bear interest at 8.75% and mature during the first quarter of fiscal year 2029. Principal and interest installments totaling $0.3 million are due monthly until maturity.  The notes are collateralized by the products sold.

During the fourth quarter of fiscal year 2025, The Company entered into two promissory notes totaling $7.5 million with a customer related to product sales.  The notes bear interest at 8.75% per annum and mature during the fourth quarter of fiscal year 2028.  Principal and interest installments totaling $0.2 million are due monthly until maturity.  The notes are collateralized by the products sold.

In November 2024, the Company entered into a sales-type lease with a customer on ocean bottom equipment from its rental fleet.  The lease, which matured in October 2025, had a remaining unpaid principal balance of $3.8 million at December 31, 2025.  Interest income of $0.6 million was recognized on the lease for the fiscal year ended  September 30, 2025.  Ownership of the equipment will transfer to the customer at the end of the lease term.

In August 2024, the Company entered into a $9.4 million promissory note with a customer related to a product sale.  The note bears interest at 9.5% per annum and matures in November 2026.  Principal and interest installments of $0.9 million are due monthly beginning in January 2025. The note is collateralized by the product sold.

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

5. Inventories

Inventories consist of the following (in thousands):

	December 31, 2025	September 30, 2025
Finished goods	$24,852	$24,180
Work in process	5,708	6,408
Raw materials	28,288	27,245
Obsolescence reserve (net realizable value adjustment)	(7,702)	(9,819)
Total	51,146	48,014
Less current portion	35,367	30,901
Non-current portion	$15,779	$17,113

Inventory obsolescence expense for the three months ended December 31, 2025 and 2024 was $0.6 million and $0.5 million, respectively.  Raw materials include semi-finished goods and component parts that totaled approximately $7.8 million and $9.1 million at December 31, 2025 and September 30, 2025, respectively.

6. Property, Plant and Equipment

Property, plant and equipment consist of the following (in (thousands):

	December 31, 2025	September 30, 2025
Land and land improvements	$2,983	$2,960
Building and building improvements	24,455	24,089
Machinery and equipment	49,065	48,647
Furniture and fixtures	1,353	1,032
Tools and molds	4,896	3,928
Construction in progress	3,222	2,856
Transportation equipment	41	41
	86,015	83,553
Accumulated depreciation and impairment	(61,438)	(60,309)
	$24,577	$23,244

Property, plant and equipment depreciation expense for the three months ended December 31, 2025 and 2024 was $1.2 million and $0.9 million, respectively.

7. Rental Equipment

The Company leases equipment to customers which generally range from daily rentals to minimum rental periods of up to one year. All of the Company’s current leasing arrangements for which the Company acts as lessor, are classified as operating leases, except for one sales-type lease. The majority of the Company’s rental revenue is generated from its ocean bottom nodes.

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

At each of  December 31, 2025 and 2024 and September 30, 2025, the Company’s trade accounts receivable included lease receivables of $0.8 million.

Future minimum lease obligations due from the Company’s leasing customers on operating leases executed as of  December 31, 2025, were $0.2 million, all of which is expected to be due within the next 12 months.

Rental equipment consisted of the following (in thousands):

	December 31, 2025	September 30, 2025
Rental equipment, primarily wireless recording equipment	$44,572	$45,289
Accumulated depreciation	(37,554)	(37,169)
	$7,018	$8,120

Rental equipment depreciation expense for the three months ended December 31, 2025 and 2024 was $1.3 million and $1.9 million, respectively.

8. Long-Term Debt

The Company had no long-term debt outstanding at December 31, 2025 and 2024 or September 30, 2025.

On August 29, 2025, the Company amended its credit agreement (“the Agreement”) with Woodforest National Bank.  The Agreement extended the Company’s revolving loan agreement, dated as of July 26, 2023, with Woodforest.  The Agreement is for a three-year term and provides a revolving credit facility with a maximum availability of $25 million.  Interest shall accrue on outstanding borrowings at 30 Day Term SOFR plus a margin equal to 2.75% per annum. The Company is required to make monthly interest payments on borrowed funds. The Agreement is secured by substantially all of the Company's assets, except for certain excluded property. The Agreement requires the Company to maintain (i) a minimum consolidated tangible net worth of $85 million, (ii) minimum liquidity of $10 million, and (iii) a minimum asset coverage ratio of 2.00 to 1.00. The Agreement also requires the Company to maintain a springing minimum interest coverage ratio of at least 1.50 to 1.00, tested quarterly whenever (a) there is an outstanding balance on the revolving credit facility, or (b) has letter of credit exposure greater than $1 million.  Effective December 31, 2025, the Company entered into a limited waiver agreement with Woodforest which waived its springing minimum interest coverage ratio through February 16, 2027.

At December 31, 2025, the Company was in compliance with all covenants under the Agreement.

9. Stock-Based Compensation

During the three months ended December 31, 2025, the Company issued 126,250 restricted stock units (“RSUs”) under its 2014 Long Term Incentive Plan, as amended. The RSUs issued include both time-based and performance-based vesting provisions. The weighted average grant date fair value of each RSU granted was $11.30 per unit. Compensation expense for the RSUs was determined based on the closing market price of the Company’s stock on the day before the date of grant applied to the total number of units that are anticipated to fully vest. Each RSU represents a contingent right to receive one share of the Company’s common stock upon vesting.  As of December 31, 2025, there were 326,740 RSUs outstanding.

For the three months ended December 31, 2025 and 2024, stock-based compensation expense was $0.4 million and $0.3 million, respectively.  The Company accounts for forfeitures as they occur and records compensation costs under the assumption that the holder will complete the requisite service period.  As of December 31, 2025, the Company had unrecognized compensation expense of $2.9 million relating to RSUs that is expected to be recognized over the next four years.

10. Earnings (Loss) Per Common Share

The following table summarizes the calculation of net earnings (loss) and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings (loss) per share (in thousands, except share and per share data):

	Three Months Ended
	December 31, 2025	December 31, 2024
Net income (loss)	$(9,765)	$8,376
Weighted average number of common share equivalents:
Common shares used in basic earnings (loss) per share	12,849,600	12,753,378
Common share equivalents outstanding related to RSUs	—	124,009
Total weighted average common shares and common share equivalents used in diluted earnings (loss) per share	12,849,600	12,877,387
Earnings (loss) per share:
Basic	$(0.76)	$0.66
Diluted	$(0.76)	$0.65

           For the calculation of diluted income (loss) per share for the three months ended December 31, 2025 and 2024, non-vested RSU's of 326,740 and 235,206, respectively, excluded from the calculation of weighted average shares outstanding since their impact on diluted income (loss) per share was antidilutive.

11. Commitments and Contingencies

Contingent Compensation Costs

In August 2024, the Company acquired Geovox Security, Inc.  In connection with the acquisition, the Company recorded an initial contingent earn-out liability of $2.5 million.  Contingent payments, if any, will be based on eligible revenue generated during a four-year earn-out period.  The maximum amount of contingent payments is $3.3 million.

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

12. Segment Information

The Company's business segments are comprised of: Smart Water, Energy Solutions and Intelligent Industrial. The Smart Water segment emphasizes the Company’s targeted approach in the water management industry. This business segment contains the Hydroconn® smart water connectivity offerings and the Company's Aquana products. The Energy Solutions segment encompasses the Company’s traditional business in oil and gas land and ocean bottom exploration products, reservoir monitoring solutions, and will additionally incorporate emerging energy solutions and microseismic monitoring. This segment will include energy-related business from Quantum’s SADAR® products and associated analytics.  The Intelligent Industrial segment includes seismic sensor products used for vibration monitoring geotechnical applications such as mine safety applications and earthquake detection, designs seismic products targeted at the border and perimeter security markets, imaging products, as well as providing contract manufacturing services.

The Company defines its segments as those operations our chief operating decision maker (“CODM”) regularly reviews to analyze performance and allocate resources. The Company’s CODM is the Chief Executive Officer. The CODM regularly reviews revenue, gross profit, operating expenses and operating income (loss) by segment as the primary measures of segment performance. The CODM reviews revenue as a primary indicator of operational performance, assessing how much revenue is brought in from core business activities, which reflects demand and execution of each segment’s strategy. Gross profit, is reviewed by the CODM as a diagnostic metric and is particularly useful in evaluating margin trends. Operating income is the key profitability metric used to assess performance across segments and make decisions related to resource allocation, including capital expenditures, headcount, and other investment initiatives. Each of these metrics are considered in budgeting, forecasting, and operational planning decisions.

For financial reporting purposes, we are organized into these reportable segments and “Corporate”, which includes the remainder of our businesses.  The following table summarizes the Company’s segment information (in thousands).

	Three Months Ended
	December 31, 2025	December 31, 2024
Revenue:
Smart Water	$5,756	$7,288
Energy Solutions	14,636	24,282
Intelligent Industrial	5,111	5,577
Corporate	83	76
	25,586	37,223

Cost of revenue:
Smart Water	3,861	5,097
Energy Solutions	14,769	7,381
Intelligent Industrial	4,231	4,412
Corporate	29	184
	22,890	17,074

Gross profit (loss):
Smart Water	1,895	2,191
Energy Solutions	(133)	16,901
Intelligent Industrial	880	1,165
Corporate	54	(108)
	2,696	20,149

Operating expenses:
Smart Water	2,696	1,821
Energy Solutions	3,301	3,619
Intelligent Industrial	1,693	2,105
Corporate	5,253	4,769
	12,943	12,314

Income (loss) from operations:
Smart Water	(801)	370
Energy Solutions	(3,434)	13,282
Intelligent Industrial	(813)	(940)
Corporate	(5,199)	(4,877)
	(10,247)	7,835

Other segment disclosures:

Interest income:
Smart Water	—	—
Energy Solutions	576	334
Intelligent Industrial	—	—
Corporate	58	411
	634	745
Interest expense:
Smart Water	—	—
Energy Solutions	(37)	—
Intelligent Industrial	—	—
Corporate	—	44
	(37)	44

Depreciation and amortization expenses:
Smart Water	313	13
Energy Solutions	1,691	2,451
Intelligent Industrial	245	233
Corporate	306	91
	2,555	2,788

Inventory obsolescence and stock-based compensation expenses:
Smart Water	184	6
Energy Solutions	251	656
Intelligent Industrial	340	6
Corporate	271	187
	1,046	855

The Company's manufacturing operations for its operating business segments are combined.  Therefore, the Company does not segregate and report separate balance sheet accounts for each of its segments and therefore, no such segment balance sheet information is presented in the table above.

"Corporate" expense from operations primarily consists of the Company's Houston headquarters general and administrative expenses.

The Company generates revenue from product sales, product rentals and services from its subsidiaries located in the United States, Canada and the United Kingdom.  Revenue generated by the Company's subsidiaries is as follows (in thousands):

	Three Months Ended
	December 31, 2025	December 31, 2024
United States	$24,718	$36,212
Canada	210	364
United Kingdom	658	647
	$25,586	$37,223

A summary of revenue by Geographic area is as follows (in thousands):

	Three Months Ended
	December 31, 2025	December 31, 2024
Asia (including Russian Federation)	$1,050	$19,801
Canada	1,743	238
Europe	534	1,287
Mexico	49	1,281
South America	606	38
United States	21,393	14,460
Other	211	118
	$25,586	$37,223

Revenue is attributable to countries based on the ultimate destination of the product sold, if known.  If the ultimate destination is not known, revenue is attributed to countries based on the geographic location of the initial shipment.

Long-lived asset balances are as follows (in thousands):

	December 31, 2025	September 30, 2025
United States	$65,702	$63,332
Canada	362	366
Colombia	401	392
United Kingdom	422	447
	$66,887	$64,537

13. Income Taxes

Consolidated income tax expense for each of the three months ended December 31, 2025 and 2024 was $0.1 million.  The primary difference between the Company's effective tax rate and the statutory rate is adjustments to the valuation allowance against deferred tax assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the major elements of our consolidated financial statements. You should read this discussion and analysis together with our consolidated financial statements, including the accompanying notes, and other detailed information appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended September 30, 2025.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “could”, “intend”, “expect”, “plan”, “budget”, “forecast”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue”, “evaluating”, or similar words. Statements that contain these words should be read carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other forward-looking information. Examples of forward-looking statements include, among others, statements that we make regarding our expected operating results, the timing, adoption, results and success of our rollout of our Aquana smart water valves and cloud-based control platform, future demand for our Quantum security solutions, the adoption and sale of our products in various geographic regions, potential tenders for permanent reservoir monitoring systems, sales or rentals for our ocean bottom nodes,  the adoption of Quantum's SADAR® product monitoring of subsurface reservoirs, the completion of new orders for channels of our Pioneer™ system, the fulfillment of customer payment obligations, the impact of the current armed conflict between Russia and Ukraine, our ability to manage changes and the continued health or availability of management personnel, volatility and direction of oil prices, anticipated levels of capital expenditures and the sources of funding therefor, and our strategy for growth, product development, market position, financial results and the provision of accounting reserves. These forward-looking statements reflect our current judgment about future events and trends based on the information currently available to us. However, there will likely be events in the future that we are not able to predict or control. The factors listed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, as well as other cautionary language in such Annual Report and this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Such examples include, but are not limited to, the failure of the Quantum and OptoSeis® or Aquana technology transactions to yield positive operating results, decreases in commodity price levels,  the failure of our products to achieve market acceptance (despite substantial investment by us), our sensitivity to short term backlog, delayed or cancelled customer orders, product obsolescence resulting from poor industry conditions or new technologies, credit losses associated with customer accounts, inability to collect on financing receivables, lack of further orders for our ocean bottom rental equipment, failure of our Quantum products to be adopted by the border and security perimeter market or a decrease in such market due to governmental changes, and infringement or failure to protect intellectual property. The occurrence of the events described in these risk factors and elsewhere in this Quarterly Report on Form 10-Q could have a material adverse effect on our business, results of operations and financial position, and actual events and results of operations may vary materially from our current expectations. We assume no obligation to revise or update any forward-looking statement, whether written or oral, that we may make from time to time, whether as a result of new information, future developments or otherwise.

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

Overview

Unless otherwise specified, the discussion in this Quarterly Report on Form 10-Q refers to Geospace Technologies Corporation and its subsidiaries. We design and manufacture sophisticated technology solutions for applications in smart water management and energy exploration. Our seismic equipment and services are marketed to the energy exploration industry and used to locate, characterize and monitor hydrocarbon producing reservoirs. We also market our seismic products to other industries for vibration monitoring, border and perimeter security and various geotechnical applications. We design and manufacture other products of a non-seismic nature, including Hydroconn® connector cables, imaging equipment, remote shutoff water valves and Internet of Things ("IoT") platform. Additionally, the company provides specialized contract manufacturing services.  In recent years, the revenue contribution from our non-energy related products has grown to represent nearly half of our total revenue. Our business diversification strategy has centered largely on translating expertise in ruggedized engineering and technology manufacturing into expanded customer markets.

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

Our remote disconnect valves and water IoT platform allows customers that manage multi-family and commercial properties to monitor their properties for leak and burst events, with real-time notifications, complimented with our remote-shut off to stop water damage. These products also allow water utilities to re-claim non-revenue water at a lower energy and field service cost through remote control of water service without placing their employees in potential harm or danger.

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

We have developed multiple versions of a land-based wireless (or nodal) seismic data acquisition system including our most recent launch of the Pioneer™, an ultralight wireless sensor product.   We believe our wireless sensor systems allow our customers to operate more effectively and efficiently because of their reduced environmental impact, lower weight, ease of operation and fewer maintenance requirements.

We have also developed an ocean bottom seismic data acquisition system called the OBX, and recently released Mariner® and Mariner Deep®.  Similar to our land-based wireless systems, these ocean bottom systems may be deployed in virtually unlimited channel configurations and do not require interconnecting cables between each station. The Mariner® is a continuous, cable-free, four channel autonomous, shallow water ocean bottom recorder. Mariner™ is the next generation node designed for extended duration seabed ocean bottom seismic data acquisition. The slim profile nodes, which are part of our shallow water stations, are ideally deployed as deep as 750 meters. The device continuously records for up to 70 days and offers more rapid recharging times.  Its slim profile creates space savings on seismic survey vessels, allowing contractors to fit up to 25% more nodes into a download/charge container.  Mariner Deep® is a deepwater, wireless seismic acquisition node capable of operating for 200 days in water as deep as 3,450 meters.

Additionally, we have developed high-definition permanent reservoir monitoring systems ("PRM") for land and ocean-bottom applications in producing oil and gas fields. Our primary offering, OptoSeis® fiber optic sensing technology, provides high-definition seismic data acquisition systems with a flexible architecture, allowing them to be configured as a subsurface system for both land and marine reservoir-monitoring projects.

We also have a derivative of the OptoSeis® technology for high temperature downhole applications.  The product, known as Insight by OptoSeis, offers a passive, all-optical downhole sensor network - no electronics downhole - resulting a year's long operational lifetime at 150°C.

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

In August 2025, we acquired Heartbeat Detector® by purchasing all of the outstanding common stock of Geovox Securities, Inc. ("Geovox").  Heartbeat Detector® is a heartbeat detection security technology developed by the United States Department of Energy’s Oak Ridge National Laboratory which bolsters our perimeter security and surveillance offerings. Used in more than a dozen countries to address human trafficking and prison security, the Heartbeat Detector® uses proprietary sensors to rapidly identify people hidden in vehicles, providing a modern, user-friendly interface in as little as 10 seconds. The product, which relies on geophones we manufacture, has been proven 99% effective by Oak Ridge, Sandia and Thunder Mountain national laboratories.

Consolidated Results of Operations

We report and evaluate financial information for three segments: Smart Water, Energy Solutions, and Intelligent Industrial Markets. Summary financial data by business segment follows (in thousands):

	Three Months Ended
	December 31, 2025	December 31, 2024
Smart Water
Product revenue	$5,756	$7,288
Income (loss) from operations	(801)	370
Energy Solutions
Product revenue	13,573	19,826
Rental revenue	1,063	4,456
Total revenue	14,636	24,282
Income (loss) from operations	(3,434)	13,282
Intelligent Industrial
Product revenue	5,060	5,531
Rental revenue	51	46
Total revenue	5,111	5,577
Loss from operations	(813)	(940)
Corporate
Rental revenue	83	76
Loss from operations	(5,199)	(4,877)
Consolidated Totals
Product revenue	24,389	32,645
Rental revenue	1,197	4,578
Total revenue	25,586	37,223
Income (loss) from operations	$(10,247)	$7,835

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

Our Energy Solution segment saw a shift from rentals of our ocean bottom nodes to purchases of the equipment in fiscal years 2024 and 2025.  This shift signifies our customer’s recognition of future backlog to justify ownership versus renting the nodes.  We do not expect significant expansion of the ocean bottom nodal market, because we expect the market is saturable and future rental fleet use will come from our customers' need to temporarily expand their nodal fleet. We expect our Energy Solutions segment to provide a significant portion of our revenue for years to come, but in diminishing portion to our other segments. During the third quarter of fiscal year 2025, we entered into a PRM contract.  The majority of the  contract is expected to be completed in approximately 18 months.  Revenue will be recognized in our Energy Solutions segment over the duration of the contract.

We continue to maintain a strong balance sheet with no debt. Our current liquidity enables our ability to seek out business acquisitions and allows us to continue investments in capital assets and product research and development, which have historically driven revenue growth.

Three months ended December 31, 2025, compared to the three months ended December 31, 2024

Consolidated revenue for the three months ended December 31, 2025, was $25.6 million, a decrease of $11.6 million, or 31.3%, from the corresponding period of the prior fiscal year.  The decrease for the three months ended December 31, 2025 was primarily due to a decrease in revenue from our Energy Solutions segment attributable to (i) a $17 million sale of ocean bottom nodes in the first quarter of fiscal year 2025 and (ii) lower utilization of our ocean bottom nodes rental fleet.  The decrease was largely offset by an increase in demand for our wireless land-based Pioneer™.   The decrease in consolidated revenue was also attributable to lower demand for our Hydroconn® cable and connector products from our Smart Water segment.

Consolidated gross profit for the three months ended December 31, 2025, was $2.7 million, a decrease of $17.5 million, or 86.6%, from the corresponding period of the prior fiscal year. The decrease in gross profit for the three months ended December 31, 2025 was primarily due to the decrease in revenue from our Energy Solutions segment coupled by a high gross margin on our $17 million sale of ocean bottom nodes in the first quarter of fiscal year 2025.  The decrease in gross profit was also attributable to a lower utilization of our ocean bottom rental fleet, in addition to an increase in tariffs on the raw materials we purchase.

Consolidated operating expenses for the three months ended December 31, 2025, were $12.9 million, an increase of $0.6 million, or 5.1%, from the corresponding period of the prior fiscal year.  The increase for the three months ended December 31, 2025 was primarily due to (i) an increase in sales and marketing costs and (ii) a change in the fair value of contingent consideration.  The increase was partially offset by (i) a decrease in personnel costs, primarily severances and (ii) lower research and development project expenditures.

Consolidated other income decreased $0.1 million, or 13.9% for the three months ended December 31, 2025, from the corresponding period of the prior fiscal year. The decrease for the three months ended December 31, 2025 was principally due to a decrease in interest income on short-term investments, partially offset by an increase in interest income on our financing receivables.

Segment Results of Operations

Smart Water

Revenue

Revenue from our Smart Water segment for the three months ended December 31, 2025, decreased $1.5 million, or 21.0%, from the corresponding period of the prior fiscal year.  The decrease was primarily due to a decrease in demand for our Hydroconn® cable and connector products.

Operating Income (Loss)

Operating loss from our Smart Water segment for the three months ended December 31, 2025, was $(0.8) million, in comparison to operating income of $0.4 million from the corresponding period of the prior fiscal year.  The decrease was primarily due the decrease in revenue and higher research and development costs.

Energy Solutions

Revenue

Revenue from our Energy Solutions segment for the three months ended December 31, 2025, decreased $9.6 million, or 39.7%, from the corresponding period of the prior fiscal year.  The components of this decrease were as follows:

●

Product Revenue – For the three months ended December 31, 2025, product revenue decreased $6.3 million, or 31.5%, from the corresponding period of the prior fiscal year.   Revenue for the three months ended December 31, 2024 included a $17 million sale of ocean bottom nodes.  The decrease for the three months ended December 31, 2025 was partially offset by an increase in demand for our wireless land-based Pioneer™.

●

Rental Revenue – For the three months ended December 31, 2025, rental revenue from our wireless exploration products was $1.1 million, a decrease of $3.4 million, or 76.1%, in comparison to the corresponding period of the prior fiscal year.  The decrease was due to lower utilization of our ocean bottom nodes rental fleet.

Operating Income (Loss)

Operating loss associated with our Energy Solutions segment for the three months ended December 31, 2025, was $(3.4) million, compared to operating income of $13.3 million for the corresponding period of the prior fiscal year. The decrease was primarily due to the decrease in revenue coupled by a high gross margin on our $17 million sale of ocean bottom noted in the first quarter of fiscal year 2025.

Intelligent Industrial

Revenue

Revenue from our Intelligent Industrial segment for the three months ended December 31, 2025, decreased $0.5 million, or 8.4%, from the corresponding period of the prior fiscal year. The decrease in revenue for the three months ended December 31, 2025, was primarily due to a decrease in demand for our industrial sensor products.  The decrease was partially offset by higher demand for our contract manufacturing services.

Operating Loss

Operating loss from our Intelligent Industrial segment for the three months ended December 31, 2025 decreased $0.1 million, or 13.5%, from the corresponding period of the prior fiscal year.  The decrease for the three months ended December 31, 2025 was primarily due to a decrease in operating expenses.  The decrease was largely offset by a decrease in revenue and related gross profits incurred during the period.

Liquidity and Capital Resources

At December 31, 2025, we had $10.6 million in cash and cash equivalents.  For the three months ended December 31, 2025, we used $15.1 million of cash from operating activities.  Uses of cash included (i) our net loss of $9.8 million, offset by non-cash charges of $3.6 million resulting from deferred income taxes, depreciation, amortization, accretion, inventory obsolescence, stock-based compensation and provision for credit losses, a (ii) $4.0 million increase in inventories largely due to raw material purchases for use in our PRM contract, (iii) $4.1 million decrease in other liabilities due to a decrease in deposits held from customers on product sales and lower accrued compensation costs, a (iv) $3.2 million increase in notes receivable on product sales and (v) $3.0 million increase in other assets, primarily due to prepaid product purchases related to our PRM contract. These uses of cash were partially offset by a $5.1 million increase in trade accounts payable in large part due to raw material purchases for our PRM contract.

For the three months ended December 31, 2025, we used cash of $0.4 million in investing activities. Uses of cash included (i) $2.5 million for additions to our property, largely offset by $2.1 million of proceeds from the sale of rental equipment.  We expect fiscal year 2026 cash investments in property, plant and equipment will be approximately $5 million and do not anticipate a significant increase to its rental fleet.

For the three months ended December 31, 2025, we used $0.3 million from financing activities for tax payments on stock-based compensation for the exchange of common stock.

On August 29, 2025, we amended our credit agreement (“the Agreement”) with Woodforest National Bank.  The Agreement extended our revolving loan agreement, dated as of July 26, 2023, with Woodforest.  The Agreement is for a three-year term and provides a revolving credit facility with a maximum availability of $25 million.  Interest shall accrue on outstanding borrowings at 30 Day Term SOFR plus a margin equal to 2.75% per annum. We are required to make monthly interest payments on borrowed funds. The Agreement is secured by substantially all of our assets, except for certain excluded property. The Agreement requires us to maintain (i) a minimum consolidated tangible net worth of $85 million, (ii) minimum liquidity of $10 million, which includes cash and amounts available to borrow and (iii) a minimum asset coverage ratio of 2.00 to 1.00. The Agreement also requires us to maintain a springing minimum interest coverage ratio of at least 1.50 to 1.00, tested quarterly whenever (a) there is an outstanding balance on the revolving credit facility or (b) have letter of credit exposure greater than $1 million.  Effective December 31, 2025, we entered into a limited waiver agreement with Woodforest which waived our springing minimum interest coverage ratio through February 16, 2027.

At December 31, 2025 we were in compliance with all financial and non-financial covenants under the Agreement.  We had no debt outstanding at December 31, 2025 and had a borrowing availability of $25 million.

Our available cash and cash equivalents decreased $15.8 million during the first quarter of fiscal year 2026, in large part due to equipment and raw materials need for our PRM contract.  However, we received our first installment payment from our PRM customer of $6.8 million in February 2026 and expect to receive another $9.5 million by the end of the month.

In the absence of future profitable results of operations, we may need to rely on other sources of liquidity to fund our future operations, including our backlog, executed rental contracts, available borrowings under the Agreement through its expiration in July 2028, sales or leveraging real estate assets, sales of rental assets and other liquidity sources which may be available to us. We currently believe that our cash, and amounts available under the Agreement if needed, will be sufficient to finance any future operating losses and planned capital expenditures through the next twelve months.

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

Critical Accounting Estimates

During the three months ended December 31, 2025, there has been no material change to our critical accounting estimates discussed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including the CEO and CFO, as of December 31, 2025, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits

The following exhibits are filed with this Report on Form 10-Q or are incorporated by reference

3.1

Amended and Restated Certificate of Formation of Geospace Technologies Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed May 8, 2015).

3.2	Amended and Restated Bylaws of Geospace Technologies Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed August 8, 2019).

10.1*	Limited Waiver dated December 31, 2025 to First Amended and Restated Credit Agreement among the Company and each other person time to time party thereto as a borrower, and Woodforest National Bank, as lender.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.

31.2*	Certification of the Chief Financial Officer pursuant Rule 13a-14(a) under the Securities and Exchange Act of 1934.

32.1**	Certification of the Chief Executive Officer pursuant 18 U.S.C. Section 1350.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101*

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets at December 31, 2025 and September 30, 2025, (ii) the Consolidated Statements of Operations for the three months ended December 31, 2025 and 2024, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three months ended December 31, 2025 and 2024, (iv) the Consolidated Statements of Stockholders’ Equity for the three months ended December 31, 2025 and 2024, (v) the Consolidated Statements of Cash Flows for the three months ended December 31, 2025 and 2024 and (vi) Notes to Consolidated Financial Statements.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2025 formatted in Inline XBRL and contained in Exhibit 101.

* Filed with this Quarterly Report on Form 10-Q

** Furnished with this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEOSPACE TECHNOLOGIES CORPORATION

Date:	February 12, 2026	By:	/s/ Richard J. Kelley
Richard J. Kelley, President
and Chief Executive Officer
(duly authorized officer)

Date:	February 12, 2026	By:	/s/ Robert L. Curda
Robert L. Curda, Vice President,
Executive Vice President, Chief Financial Officer and Secretary
(principal financial officer)