Form 10-Q
period 2026-03-31
GEOSPACE TECHNOLOGIES CORP
filed 2026-05-08
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2026 OR

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

As of April 30, 2026 the registrant had 12,935,603 shares of common stock, $0.01 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except share amounts)

(unaudited)

	March 31, 2026	September 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$13,358	$26,338
Trade accounts and financing receivables, net	19,344	28,009
Inventories, net	36,961	30,901
Prepaid expenses and other current assets	6,076	3,252
Total current assets	75,739	88,500

Non-current inventories, net	11,758	17,113
Rental equipment, net	5,856	8,120
Property, plant and equipment, net	23,706	23,244
Non-current financing receivables	12,329	8,190
Operating right-of-use assets	716	915
Goodwill	1,258	1,258
Other intangible assets, net	4,872	5,155
Other non-current assets	482	542
Total assets	$136,716	$153,037

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable trade	$5,141	$10,369
Operating lease liabilities	443	420
Contingent consideration	1,727	—
Deferred contract liabilities	12,999	—
Other current liabilities	9,986	13,641
Total current liabilities	30,296	24,430

Non-current contingent consideration	961	2,540
Non-current operating lease liabilities	326	554
Deferred tax liabilities, net	—	4
Total liabilities	31,583	27,528

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $.01 par value, 20,000,000 shares authorized; 14,489,378 and 14,378,962 shares issued, respectively; and 12,931,118 and 12,820,702 shares outstanding, respectively	145	144
Additional paid-in capital	99,283	98,845
Retained earnings	24,745	45,558
Accumulated other comprehensive loss	(4,540)	(4,538)
Treasury stock, at cost, 1,558,260 shares	(14,500)	(14,500)
Total stockholders’ equity	105,133	125,509
Total liabilities and stockholders’ equity	$136,716	$153,037

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Revenue:
Products	$18,964	$18,708	$43,353	$51,353
Rental	778	(685)	1,975	3,893
Total revenue	19,742	18,023	45,328	55,246
Cost of revenue:
Products	17,072	13,747	37,903	28,016
Rental	1,976	2,528	4,035	5,333
Total cost of revenue	19,048	16,275	41,938	33,349

Gross profit	694	1,748	3,390	21,897

Operating expenses:
Selling, general and administrative	7,358	6,775	15,637	14,195
Research and development	4,774	5,235	9,263	10,129
Change in fair value of contingent consideration	(48)	—	148	—
Provision for credit losses	29	19	8	19
Total operating expenses	12,113	12,029	25,056	24,343

Loss from operations	(11,419)	(10,281)	(21,666)	(2,446)

Other income (expense):
Interest expense	(35)	(43)	(72)	(87)
Interest income	616	693	1,250	1,438
Foreign currency transaction losses, net	(197)	(255)	(194)	(269)
Other, net	(25)	(38)	(62)	(71)
Total other income, net	359	357	922	1,011

Loss before income taxes	(11,060)	(9,924)	(20,744)	(1,435)
Income tax expense (benefit)	(12)	(126)	69	(13)
Net loss	$(11,048)	$(9,798)	$(20,813)	$(1,422)

Loss per common share:
Basic	$(0.86)	$(0.77)	$(1.62)	$(0.11)
Diluted	$(0.86)	$(0.77)	$(1.62)	$(0.11)

Weighted average common shares outstanding:
Basic	12,914,318	12,792,803	12,881,604	12,772,981
Diluted	12,914,318	12,792,803	12,881,604	12,772,981

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Net loss	$(11,048)	$(9,798)	$(20,813)	$(1,422)
Other comprehensive income (loss):
Change in unrealized losses on available-for-sale securities, net of tax	—	(14)	—	(57)
Foreign currency translation adjustments	(22)	65	(2)	(334)
Total other comprehensive income (loss)	(22)	51	(2)	(391)
Total comprehensive loss	$(11,070)	$(9,747)	$(20,815)	$(1,813)

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE six months ended March 31, 2026 and 2025

(in thousands, except share amounts)

(unaudited)

	Common Stock				Accumulated
			Additional		Other
	Shares		Paid-In	Retained	Comprehensive	Treasury
	Outstanding	Amount	Capital	Earnings	Loss	Stock	Total
Balance at October 1, 2025	12,820,702	$144	$98,845	$45,558	$(4,538)	$(14,500)	$125,509
Net loss	—	—	—	(9,765)	—	—	(9,765)
Other comprehensive income	—	—	—	—	20	—	20
Issuance of common stock pursuant to the vesting of restricted stock units	86,217	—	—	—	—	—	—
Common stock exchanged for withholding taxes on stock-based compensation	(19,001)	—	(305)	—	—	—	(305)
Stock-based compensation	—	—	419	—	—	—	419
Balance at December 31, 2025	12,887,918	144	98,959	35,793	(4,518)	(14,500)	115,878

Net loss	—	—	—	(11,048)	—	—	(11,048)
Other comprehensive loss	—	—	—	—	(22)	—	(22)
Issuance of common stock pursuant to the vesting of restricted stock units	43,200	1	(1)	—	—	—	—
Stock-based compensation	—	—	325	—	—	—	325
Balance at March 31, 2026	12,931,118	$145	$99,283	$24,745	$(4,540)	$(14,500)	$105,133

Balance at October 1, 2024	12,709,381	$142	$97,342	$55,282	$(4,257)	$(13,885)	$134,624
Net income	—	—	—	8,376	—	—	8,376
Other comprehensive loss	—	—	—	—	(442)	—	(442)
Issuance of common stock pursuant to the vesting of restricted stock units	109,180	1	(1)	—	—	—	—
Purchase of treasury stock	(19,664)	—	—	—	—	(197)	(197)
Stock-based compensation	—	—	349	—	—	—	349
Balance at December 31, 2024	12,798,897	143	97,690	63,658	(4,699)	(14,082)	142,710

Net loss	—	—	—	(9,798)	—	—	(9,798)
Other comprehensive income	—	—	—	—	51	—	51
Issuance of common stock pursuant to the vesting of restricted stock units	44,950	1	(1)	—	—	—	—
Purchase of treasury stock	(41,895)	—	—	—	—	(418)	(418)
Stock-based compensation	—	—	547	—	—	—	547
Balance at March 31, 2025	12,801,952	$144	$98,236	$53,860	$(4,648)	$(14,500)	$133,092

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities:
Net loss	$(20,813)	$(1,422)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income tax benefit	(12)	(11)
Rental equipment depreciation	2,510	3,415
Property, plant and equipment depreciation	2,477	1,770
Amortization of intangible assets	283	74
Amortization of discount on note receivable	(37)	(36)
Accretion of discounts on short-term investments	—	(156)
Stock-based compensation expense	744	896
Provision for credit losses	8	19
Inventory obsolescence expense	1,774	905
Gross loss (profit) from sale of rental equipment	84	(15,820)
(Gain) loss on disposal of property, plant and equipment	101	(93)
Realized gain on investments	—	(10)
Effects of changes in operating assets and liabilities:
Trade accounts and notes receivable	(2,432)	1,829
Inventories	(2,810)	(3,518)
Other assets	(2,554)	688
Accounts payable trade	(5,228)	(2,633)
Other liabilities	9,097	702
Fair value of contingent consideration	148	—
Net cash used in operating activities	(16,660)	(13,401)

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,015)	(4,419)
Proceeds from the sale of property, plant and equipment	—	131
Investment in rental equipment	(67)	(900)
Proceeds from the sale of rental equipment	6,914	1,704
Proceeds from the sale of short-term investments	—	18,862
Payments received on note receivable related to sale of subsidiary	143	76
Net cash provided by investing activities	3,975	15,454

Cash flows from financing activities:
Taxes payments on stock-based compensation for exchange of common stock	(305)	—
Purchase of treasury stock	—	(615)
Net cash used in financing activities	(305)	(615)

Effect of exchange rate changes on cash	10	(39)
(Decrease) increase in cash and cash equivalents	(12,980)	1,399
Cash and cash equivalents, beginning of period	26,338	6,895
Cash and cash equivalents, end of period	$13,358	$8,294

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$107	$113
Financing receivables related to sale of rental equipment	6,847	14,701
Inventory transferred to rental equipment	334	2,395

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet of Geospace Technologies Corporation and its subsidiaries (the “Company”) at  September 30, 2025, was derived from the Company’s audited consolidated financial statements at that date. The consolidated balance sheet at  March 31, 2026 and the consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the three and six months ended March 31, 2026 and 2025 were prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows were made. All significant intercompany balances and transactions have been eliminated. The results of operations for the three and six months ended March 31, 2026, are not necessarily indicative of the operating results for a full year or of future operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity at the time of purchase of three months or less to be cash equivalents.  At March 31, 2026 and September 30, 2025, cash and cash equivalents included $0.6 million and $0.8 million, respectively, held by the Company’s foreign subsidiaries and branch offices.

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

The Company had trade accounts and notes receivable from two customers of $15.5 million and $5.9 million, respectively at March 31, 2026. The Company recognized revenue from these two customers of $3.6 million and $27,000, respectively, for the three months ended March 31, 2026, and revenue of $14.2 million and $49,000, respectively, for the six months ended March 31, 2026.  The Company recognized revenue from these two customers of zero and $44,000, respectively, for the three months ended March 31, 2025, and revenue of zero and $0.1 million, respectively, for the six months ended March 31, 2025.  These receivables and revenue are related to the Company's Energy Solutions segment.

Impairment of Long-lived Assets

The Company's long-lived assets are reviewed for impairment whenever an event or circumstance indicates that the carrying amount of an asset or group of assets may not be recoverable. The impairment review, if necessary, includes a comparison of the expected future cash flows (undiscounted and without interest charges) to be generated by an asset group with the associated carrying value of the related assets. If the carrying value of the asset group exceeds the expected future cash flows, an impairment loss is recognized to the extent that the carrying value of the asset group exceeds its fair value.  During the quarter ended March 31, 2026, no events or changes in circumstances were identified indicating the carrying value of any of the Company's asset groups may not be recoverable.

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

Research and Development

We incur significant future research and development expenditures.  These efforts are primarily aimed at the development of additional products for each of our business segments.  The majority of our product research and development costs relates to the Company's engineers.  The Company's engineering staff have been key to our past success. Research and development expense includes personnel costs of the Company's engineers, project expenditures, on-going product maintenance and improvements to our existing products, as well as general and administrative expenses associated with the engineering department. Research and development expense for the three and six months ended March 31, 2026  was $4.8 million and $9.3 million, respectively.  Research and development expense for the three and six months ended March 31, 2025  was $5.2 million and $10.1 million, respectively.

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

At March 31, 2026 and September 30, 2025, the Company had deferred contract liabilities of $13.0 million and zero, respectively.  At March 31, 2026 and September 30, 2025, the Company had no deferred contract assets.  During the three and six months ended March 31, 2026 and 2025, no revenue or cost of revenue was recognized from deferred contract costs or deferred contract asset.  At March 31, 2026 and October 1, 2025, the Company had accounts receivable from contracts with customers of $5.3 million and $11.4 million, respectively.  At March 31, 2025 and October 1, 2024, the Company had accounts receivable from contracts with customers of $13.2 million and $12.6 million, respectively.  Accounts receivable from contracts with customers exclude accounts receivable from rental contracts.

For the three and six months ended March 31, 2026 revenue of $3.6 million and $4.0 million, respectively, was recognized from contracts with customers satisfied over-time, which was from the Company's Energy Solutions segment. For the three and six months ended March 31, 2025 no revenue was recognized from contracts with customers satisfied over-time.

At March 31, 2026, the aggregate amount of transaction price allocation to unsatisfied performance obligations on contracts with a duration in excess of one year was approximately $89 million.  The majority of these unsatisfied performance obligations are expected to be fulfilled by the third quarter of fiscal year 2027.  Revenue from these contracts are expected to be recognized over-time utilizing the cost-to-cost method.  All other revenue from contracts with customers are being recognized at a point-in time and have a duration of one year or less.  For each of the Company’s operating segments, the following table presents revenue (in thousands) only from the sale of products and the performance of services under contracts with customers.  Therefore, the table excludes all revenue earned from rental contracts.

	Three Months Ended		Six Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Smart Water	$3,728	$9,472	$9,484	$16,760
Energy Solutions	8,977	3,399	22,550	23,225
Intelligent Industrial	6,259	5,837	11,319	11,368
Total	$18,964	$18,708	$43,353	$51,353

See Note 12 for more information on the Company’s operating business segments.

For each of the geographic areas where the Company operates, the following table presents revenue (in thousands) from the sale of products and services under contracts with customers. The table excludes all revenue earned from rental contracts:

	Three Months Ended		Six Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Asia (including Russian Federation)	$1,552	$1,811	$2,514	$19,868
Canada	259	626	1,906	995
Europe	1,196	1,190	1,703	2,588
Mexico	59	811	108	2,092
United States	11,858	14,002	32,823	25,425
South America	3,697	183	3,819	205
Other	343	85	480	180
Total	$18,964	$18,708	$43,353	$51,353

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

The following tables present the fair value of the Company’s recurring contingent consideration (in thousands):

	As of March 31, 2026
	(Level 1)	(Level 2)	(Level 3)	Totals
Contingent consideration liabilities:
Current portion	$—	$—	$(1,727)	$(1,727)
Non-current portion	—	—	(961)	(961)
	$—	$—	$(2,688)	$(2,688)

	As of September 30, 2025
	(Level 1)	(Level 2)	(Level 3)	Totals
Recurring:
Non-current contingent consideration	$—	$—	$(2,540)	$(2,540)

In connection with the Company's acquisition of Geovox in August 2025, it recorded an initial contingent earn-out liability of $2.5 million.  The Company engaged the services of a valuation firm to measure the fair value of the liability.  The primary inputs included revenue forecast, risk free rate, revenue volatility, revenue discount rate and payment discount rate (Level 3). Contingent payments, if any, will be based on eligible revenue generated during a four-year earn-out period.  The maximum amount of contingent payments is $3.3 million. The following table summarizes the changes in the fair value of the contingent consideration during the six months ended March 31, 2026:

Balance at October 1, 2025	$2,540
Fair value adjustments	148
Balance at March 31, 2026	2,688
Less current portion	(1,727)
Non-current balance at March 31, 2026	$961

The Company had no contingent consideration during the six months ended March 31, 2025.

4. Trade Accounts and Financing Receivables

Trade accounts receivable, net, reflected in the following table (in thousands):

	March 31, 2026	September 30, 2025
Trade accounts receivable	$6,162	$12,725
Allowance for credit losses	(27)	(63)
Total trade accounts receivable	$6,135	$12,662

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

Allowance for credit losses related to trade accounts receivable are reflected in the following table (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Allowance for credit losses:
Beginning of period	$42	$4	$63	$4
Provision for credit losses	42	19	47	19
Recoveries	(13)	—	(39)	—
Charge-offs	(44)	(2)	(44)	(2)
End of period	$27	$21	$27	$21

Financing receivables, net, are reflected in the following table (in thousands):

	March 31, 2026	September 30, 2025
Promissory notes	$25,367	$19,149
Sales-type lease	975	5,302
Total financing receivables	26,342	24,451
Discount to fair value and unearned income	(804)	(914)
Total financing receivables, net	25,538	23,537
Less current portion	(13,209)	(15,347)
Non-current financing receivables	$12,329	$8,190

In January 2026, the Company entered into a $0.3 million promissory note with a customer related to a product sale.  The note bears interest at 10.00% per annum and matures in January 2027. Principal and interest installments of $28,000 are due monthly until maturity.  The note is collateralized by the product sold.

In January 2026, the Company entered into a $2.7 million promissory note with a customer related to a product sale.  The note bears interest at 8.75% per annum and matures in January 2029.  Principal and interest installments of $0.1 million are due monthly until maturity.  The note is collateralized by the product sold.

During the first quarter of fiscal year 2026, the Company entered into three promissory notes totaling $7.9 million with a customer related to product sales.  The notes bear interest at 8.75% per annum and mature during the first quarter of fiscal year 2029. Principal and interest installments totaling $0.3 million are due monthly until maturity.  The notes are collateralized by the products sold.

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

In November 2024, the Company entered into a sales-type lease with a customer on ocean bottom equipment from its rental fleet.  The lease, which matured in October 2025, had a remaining unpaid principal balance of $1.0 million at March 31, 2026.  Ownership of the equipment will transfer to the customer when the unpaid principal has been paid.  Interest income recognized on the lease for the fiscal year ended  September 30, 2025 and for the six months ended March 31, 2026 was $0.6 million and $6,000, respectively.

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

5. Inventories

Inventories consist of the following (in thousands):

	March 31, 2026	September 30, 2025
Finished goods	$25,004	$24,180
Work in process	4,153	6,408
Raw materials	27,143	27,245
Obsolescence reserve (net realizable value adjustment)	(7,581)	(9,819)
Total	48,719	48,014
Less current portion	36,961	30,901
Non-current portion	$11,758	$17,113

Inventory obsolescence expense for the three and six months ended March 31, 2026 was $1.3 million and $1.8 million, respectively. Inventory obsolescence expense for the three and six months ended March 31, 2025 was $0.4 million and $0.9 million, respectively.  Raw materials include semi-finished goods and component parts that totaled approximately $10.1 million and $9.1 million at March 31, 2026 and September 30, 2025, respectively.

6. Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	March 31, 2026	September 30, 2025
Land and land improvements	$2,979	$2,960
Building and building improvements	24,771	24,089
Machinery and equipment	50,652	48,647
Furniture and fixtures	1,614	1,032
Tools and molds	5,290	3,928
Construction in progress	1,131	2,856
Transportation equipment	53	41
	86,490	83,553
Accumulated depreciation and impairment	(62,784)	(60,309)
	$23,706	$23,244

Property, plant and equipment depreciation expense for the three and six months ended March 31, 2026 was $1.3 million and $2.5 million, respectively.  Property, plant and equipment depreciation expense for the three and six months ended March 31, 2025 was $0.9 million and $1.8 million, respectively.

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

At March 31, 2026  and September 30, 2025, the Company’s trade accounts receivable included lease receivables of $0.9 million and $1.0 million, respectively.  At March 31, 2026, the Company had no future minimum lease obligations due from leasing customers on operating leases.

Rental equipment consisted of the following (in thousands):

	March 31, 2026	September 30, 2025
Rental equipment, primarily wireless recording equipment	$44,105	$45,289
Accumulated depreciation	(38,249)	(37,169)
	$5,856	$8,120

Rental equipment depreciation expense for the three and six months ended March 31, 2026 was $1.3 million and $2.5 million, respectively. Rental equipment depreciation expense for the three and six months ended March 31, 2025 was $1.5 million and $3.4 million, respectively.

8. Long-Term Debt

The Company had no long-term debt outstanding at March 31, 2026 or September 30, 2025.

On August 29, 2025, the Company amended and restated its credit agreement (“the Agreement”) with Woodforest National Bank.  The Agreement extended the Company’s revolving loan agreement, dated as of July 26, 2023, with Woodforest.  The Agreement is for a three-year term and provides a revolving credit facility with a maximum availability of $25 million.  Interest shall accrue on outstanding borrowings at 30 Day Term SOFR plus a margin equal to 2.75% per annum. The Company is required to make monthly interest payments on borrowed funds. The Agreement is secured by substantially all of the Company's assets, except for certain excluded property. The Agreement requires the Company to maintain (i) a minimum consolidated tangible net worth of $85 million, (ii) minimum liquidity of $10 million, and (iii) a minimum asset coverage ratio of 2.00 to 1.00. The Agreement also requires the Company to maintain a springing minimum interest coverage ratio of at least 1.50 to 1.00, tested quarterly whenever (a) there is an outstanding balance on the revolving credit facility, or (b) has letter of credit exposure greater than $1 million.  Effective December 31, 2025, the Company entered into a limited waiver agreement with Woodforest which waived its springing minimum interest coverage ratio through February 16, 2027. At March 31, 2026, the Company was in compliance with all covenants under the Agreement.

 On  May 5, 2026, the Company entered into an amendment to its Agreement which removed the springing minimum interest coverage requirement. This amendment requires the Company to maintain a $2 million cash reserve pledged to Woodforest and is primarily secured by the Company's Pinemont facility.

9. Stock-Based Compensation

During the six months ended March 31, 2026, the Company issued 147,250 restricted stock units (“RSUs”) under its 2014 Long Term Incentive Plan, as amended. The RSUs issued include both time-based and performance-based vesting provisions. The weighted average grant date fair value of each RSU granted was $11.19 per unit. Compensation expense for the RSUs was determined based on the closing market price of the Company’s stock on the date of grant to the total number of units that are anticipated to fully vest. Each RSU represents a contingent right to receive one share of the Company’s common stock upon vesting.  As of March 31, 2026, there were 300,512 RSUs outstanding.

For the three and six months ended March 31, 2026, stock-based compensation expense was $0.3 million and $0.7 million, respectively.  For the three and six months ended March 31, 2025 stock-based compensation expense was $0.5 million and $0.9 million, respectively. The Company accounts for forfeitures as they occur and records compensation costs under the assumption that the holder will complete the requisite service period.  As of March 31, 2026, the Company had unrecognized compensation expense of $2.7 million relating to RSUs that is expected to be recognized over the next four years.

10. Loss Per Common Share

The following table summarizes the calculation of net loss and weighted average common shares and common equivalent shares outstanding for purposes of the computation of loss per share (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Net loss	$(11,048)	$(9,798)	$(20,813)	$(1,422)
Weighted average number of common share equivalents:
Common shares used in basic loss per share	12,914,318	12,792,803	12,881,604	12,772,981
Common share equivalents outstanding related to RSUs	—	—	—	—
Total weighted average common shares and common share equivalents used in diluted loss per share	12,914,318	12,792,803	12,881,604	12,772,981
Loss per share:
Basic	$(0.86)	$(0.77)	$(1.62)	$(0.11)
Diluted	$(0.86)	$(0.77)	$(1.62)	$(0.11)

           For the calculation of diluted loss per share for each of the three and six months ended March 31, 2026, there were 300,512 non-vested RSU's excluded from the calculation of weighted average shares outstanding since their impact on diluted loss per share was antidilutive. For the calculation of diluted loss per share for each of the three and six months ended March 31, 2025, there were 354,965 non-vested RSU's excluded from the calculation of weighted average shares outstanding since their impact on diluted loss per share was antidilutive.

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

	Three Months Ended		Six Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Revenue:
Smart Water	$3,728	$9,472	$9,484	$16,760
Energy Solutions	9,629	2,588	24,265	26,870
Intelligent Industrial	6,299	5,883	11,410	11,460
Corporate	86	80	169	156
	19,742	18,023	45,328	55,246

Cost of revenue:
Smart Water	2,770	5,561	6,631	10,724
Energy Solutions	11,254	5,703	26,023	13,124
Intelligent Industrial	4,994	4,984	9,225	9,438
Corporate	30	27	59	63
	19,048	16,275	41,938	33,349

Gross profit (loss):
Smart Water	958	3,911	2,853	6,036
Energy Solutions	(1,625)	(3,115)	(1,758)	13,746
Intelligent Industrial	1,305	899	2,185	2,022
Corporate	56	53	110	93
	694	1,748	3,390	21,897

Operating expenses:
Smart Water	2,580	2,491	5,276	4,246
Energy Solutions	3,157	3,553	6,458	7,132
Intelligent Industrial	1,892	2,186	3,585	4,249
Corporate	4,484	3,799	9,737	8,716
	12,113	12,029	25,056	24,343

Income (loss) from operations:
Smart Water	(1,622)	1,420	(2,423)	1,790
Energy Solutions	(4,782)	(6,668)	(8,216)	6,614
Intelligent Industrial	(587)	(1,287)	(1,400)	(2,227)
Corporate	(4,428)	(3,746)	(9,627)	(8,623)
	(11,419)	(10,281)	(21,666)	(2,446)

Other segment disclosures:

Interest income:
Smart Water	—	—	—	—
Energy Solutions	558	465	1,134	799
Intelligent Industrial	—	—	—	—
Corporate	58	228	116	639
	616	693	1,250	1,438
Interest expense:
Smart Water	—	—	—	—
Energy Solutions	35	—	72	—
Intelligent Industrial	—	—	—	—
Corporate	—	43	—	87
	35	43	72	87

Depreciation and amortization expenses:
Smart Water	184	220	497	233
Energy Solutions	1,889	959	3,580	3,410
Intelligent Industrial	218	21	463	254
Corporate	424	1,271	730	1,362
	2,715	2,471	5,270	5,259

Inventory obsolescence and stock-based compensation expenses:
Smart Water	177	17	361	23
Energy Solutions	807	419	1,058	1,075
Intelligent Industrial	285	61	625	67
Corporate	203	449	474	636
	1,472	946	2,518	1,801

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

The Company generates revenue from product sales, product rentals and services from its subsidiaries located in the United States, Canada and the United Kingdom.  Revenue generated by the Company's subsidiaries is as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
United States	$18,347	$16,837	$43,065	$53,049
Canada	674	535	884	899
United Kingdom	721	651	1,379	1,298
	$19,742	$18,023	$45,328	$55,246

A summary of revenue by Geographic area is as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Asia (including Russian Federation)	$1,552	$1,826	$2,604	$21,627
Canada	308	655	2,051	893
Europe	1,231	1,227	1,765	2,514
Mexico	59	811	108	2,092
United States	12,004	13,068	33,397	27,528
South America	3,697	331	4,303	352
Other	891	105	1,100	240
	$19,742	$18,023	$45,328	$55,246

Revenue is attributable to countries based on the ultimate destination of the product sold, if known.  If the ultimate destination is not known, revenue is attributed to countries based on the geographic location of the initial shipment.

Long-lived asset balances are as follows (in thousands):

	March 31, 2026	September 30, 2025
United States	$59,782	$63,332
Canada	347	366
Colombia	404	392
United Kingdom	444	447
	$60,977	$64,537

13. Income Taxes

Consolidated income tax expense (benefit) for the three and six months ended March 31, 2026 was $(12,000) and $69,000, respectively.  Consolidated income tax benefit for the three and six months ended March 31, 2025 was $(126,000) and $(13,000), respectively. The primary difference between the Company's effective tax rate and the statutory rate is adjustments to the valuation allowance against deferred tax assets.

14. Exit and Disposal Costs

   At the end of the second quarter of fiscal year 2026, the Company implemented an organizational change plan, which included a voluntary early retirement plan available to eligible qualifying employees as well as a reduction in force. This plan will result in an approximate 20% reduction in Company's global workforce, and together with cost-containment measures are expected to produce approximately $10 million of annualized cash savings.  In connection with the workforce reduction, the Company incurred $0.7 million of termination costs in its second quarter of fiscal year 2026 and expects to incur $0.7 million of termination costs in its third quarter of fiscal year 2026.  These charges primarily relate to employee transition, severance payments, and employee benefits.  At March 31, 2026, the Company had liabilities related to the termination costs of $0.7 million.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “could”, “intend”, “expect”, “plan”, “budget”, “forecast”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue”, “evaluating”, or similar words. Statements that contain these words should be read carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other forward-looking information. Examples of forward-looking statements include, among others, statements that we make regarding our expected operating results, the timing, adoption, results and success of our rollout of our Aquana smart water valves and cloud-based control platform, future demand for our Quantum security solutions, the adoption and sale of our products in various geographic regions, potential tenders for permanent reservoir monitoring systems, sales or rentals for our ocean bottom nodes,  the adoption of Quantum's SADAR® product monitoring of subsurface reservoirs, the completion of new orders for channels of our Pioneer™ system, the fulfillment of customer payment obligations, the impact of the current armed conflicts between Russia and Ukraine and between the U.S. and Iran, our ability to manage changes and the continued health or availability of management personnel, volatility and direction of oil prices, anticipated levels of capital expenditures and the sources of funding therefor, and our strategy for growth, product development, market position, financial results and the provision of accounting reserves. These forward-looking statements reflect our current judgment about future events and trends based on the information currently available to us. However, there will likely be events in the future that we are not able to predict or control. The factors listed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, as well as other cautionary language in such Annual Report and this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Such examples include, but are not limited to, the failure of the Quantum and OptoSeis® or Aquana technology transactions to yield positive operating results, decreases in commodity price levels,  the failure of our products to achieve market acceptance (despite substantial investment by us), our sensitivity to short term backlog, delayed or cancelled customer orders, product obsolescence resulting from poor industry conditions or new technologies, credit losses associated with customer accounts, inability to collect on financing receivables, lack of further orders for our ocean bottom rental equipment, failure of our Quantum products to be adopted by the border and security perimeter market or a decrease in such market due to governmental changes, and infringement or failure to protect intellectual property. The occurrence of the events described in these risk factors and elsewhere in this Quarterly Report on Form 10-Q could have a material adverse effect on our business, results of operations and financial position, and actual events and results of operations may vary materially from our current expectations. We assume no obligation to revise or update any forward-looking statement, whether written or oral, that we may make from time to time, whether as a result of new information, future developments or otherwise.

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

Over the last decade, we have seen a significant increase in sales volume of our Hydroconn® connector cables used in Automated Meter Reading (AMR) applications. These cables play a role in Advanced Metering Infrastructure (AMI) by enabling remote collection of usage data from utility meters, thereby eliminating the need for manual meter reading.

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

In August 2025, we acquired Heartbeat Detector® by purchasing all of the outstanding common stock of Geovox.  Heartbeat Detector® is a heartbeat detection security technology developed by the United States Department of Energy’s Oak Ridge National Laboratory which bolsters our perimeter security and surveillance offerings. Used in more than a dozen countries to address human trafficking and prison security, the Heartbeat Detector® uses proprietary sensors to rapidly identify people hidden in vehicles, providing a modern, user-friendly interface in as little as 10 seconds. The product, which relies on geophones we manufacture, has been proven 99% effective by Oak Ridge, Sandia and Thunder Mountain national laboratories.

Consolidated Results of Operations

We report and evaluate financial information for three segments: Smart Water, Energy Solutions, and Intelligent Industrial Markets. Summary financial data by business segment follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Smart Water
Product revenue	$3,728	$9,472	$9,484	$16,760
Income (loss) from operations	(1,622)	1,420	(2,423)	1,790
Energy Solutions
Product revenue	8,977	3,399	22,550	23,225
Rental revenue	652	(811)	1,715	3,645
Total revenue	9,629	2,588	24,265	26,870
Loss from operations	(4,782)	(6,668)	(8,216)	6,614
Intelligent Industrial
Product revenue	6,259	5,837	11,319	11,368
Rental revenue	40	46	91	92
Total revenue	6,299	5,883	11,410	11,460
Loss from operations	(587)	(1,287)	(1,400)	(2,227)
Corporate
Rental revenue	86	80	169	156
Loss from operations	(4,428)	(3,746)	(9,627)	(8,623)
Consolidated Totals
Product revenue	18,964	18,708	43,353	51,353
Rental revenue	778	(685)	1,975	3,893
Total revenue	19,742	18,023	45,328	55,246
Loss from operations	$(11,419)	$(10,281)	$(21,666)	$(2,446)

Business Overview

Our Smart Water segment has experienced a decline in sales in fiscal year 2026, however we believe this decline is temporary, largely due to overstocking by our customers in the prior fiscal year.  Growing industry acceptance of our water meter cables and connectors provides a strong enabler for additional revenue from our Smart Water segment. Automatic meter reading efficiencies in operations and improved customer service has begun to be understood by the municipalities of the United States.  We expect this portion of our business to continue to grow for the foreseeable future.  Additionally, we anticipate this segment to see revenue contributions from our Aquana smart water valve and IoT technology products as market traction and increased sales backlog continues to gather.  Given the well-known and often extreme volatility experienced in our Energy Solutions segment, careful expansion of products and market diversity in our Smart Water and Intelligent Industrial segments has been a longstanding part of our strategic vision and reflects our on-going diversification efforts.

Our Energy Solution segment has seen a shift from rentals of our ocean bottom nodes to purchases of the equipment since fiscal year 2024.  This shift signifies our customer’s recognition of future backlog to justify ownership versus renting the nodes.  We do not expect significant expansion of the ocean bottom nodal market, because we expect the market is saturable and future rental fleet use will come from our customers' need to temporarily expand their nodal fleet. We expect our Energy Solutions segment to provide a significant portion of our revenue for years to come, but in diminishing portion to our other segments. During the third quarter of fiscal year 2025, we entered into a PRM contract. The Company began production of the PRM in the second quarter of 2026.  The majority of the revenue from this contract is expected to be completed by the third quarter of fiscal year 2027.  Revenue from this contract is being recognized in our Energy Solutions segment over the duration of the contract.

We continue to maintain a strong balance sheet with no debt. Our current liquidity enables our ability to seek out business acquisitions and allows us to continue investments in capital assets and product research and development, which have historically driven revenue growth.

Three and six months ended March 31, 2026 compared to the three and six months ended March 31, 2025

Consolidated revenue for the three months ended March 31, 2026, was $19.7 million, an increase of $1.7 million, or 9.5%, from the corresponding period of the prior fiscal year.  The increase for the three months ended March 31, 2026 was primarily due to higher revenue from our Energy Solutions segment, which included initial revenue of $3.6 million recognized on our PRM contract.  The increase was largely offset by lower demand for our Hydroconn® cable and connector products from our Smart Water segment.  Furthermore, during the second quarter of the prior fiscal year, we determined the collectability of a receivable from an ocean bottom rental customer was less than probable.  As a result of this determination, the rent receivable balance due from this customer of $2.2 million was reversed against rental revenue.  As a result of reversal, our consolidated rental revenue for the three months ended March 31, 2025 was in a negative position ($0.7 million).  Consolidated revenue for the six months ended March 31, 2026, was $45.3 million, a decrease of $9.9 million, or 18.0%, from the corresponding period of the prior fiscal year.  The decrease for the six months ended March 31, 2026 was primarily due to lower demand for our Hydroconn® cable and connector products from our Smart Water segment.  The decrease in consolidated revenue was also due to lower revenue from our Energy Solutions segment attributable to a $17 million sale of ocean bottom nodes in the first quarter of fiscal year 2025, which was largely offset by an increase in demand for our wireless land-based Pioneer™.

Consolidated gross profit for the three months ended March 31, 2026, was $0.7 million, compared to $1.7 million from the corresponding period of the prior fiscal year. The decrease for the three months ended March 31, 2026 was primarily due to the decrease in revenue and related gross profits from our Smart Water segment.  Consolidated gross profit for the six months ended March 31, 2026, was $3.4 million, compared to $21.9 million from the corresponding period of the prior fiscal year. The decrease in gross profit for the six months ended March 31, 2026 was primarily due to (i) a high gross margin on our $17 million sale of ocean bottom nodes in the first quarter of fiscal year 2025 and (ii) the decrease in revenue and gross profits from our Smart Water segment.  The decrease in gross profit for both three and six months ended March 31, 2026 was also attributable to an increase in tariffs on the raw materials we purchase.

Consolidated operating expenses for the three months ended March 31, 2026, were $12.1 million, an increase of $0.1 million, or 0.7%, from the corresponding period of the prior fiscal year. Consolidated operating expenses for the six months ended March 31, 2026, were $25.1 million, an increase of $0.7 million, or 2.9% from the corresponding period of the prior fiscal year.  The increase for both periods was primarily due to (i) an increase in sales and marketing costs, (ii) higher professional fees and (iii) severance costs.  The increase in operating expenses six months ended March 31, 2026 was partially offset by a decrease in research and development expenses, primarily personnel costs and project expenditures.

Consolidated other income was unchanged for the three months ended March 31, 2026 and 2025.  Consolidated other income for the six months ended March 31, 2026, decreased $0.1 million, or 8.8% from the corresponding period of the prior fiscal year.  The decrease was principally due to (i) a decrease in interest income on short-term investments and (ii) a decrease in foreign exchange transaction losses.

Segment Results of Operations

Smart Water

Revenue

Revenue from our Smart Water segment for the three months ended March 31, 2026, decreased $5.7 million, or 60.6%, from the corresponding period of the prior fiscal year. Revenue from our Smart Water segment for the six months ended March 31, 2026, decreased $7.3 million, or 43.4%, from the corresponding period of the prior fiscal year. The decrease for both periods was primarily due to a decrease in demand for our Hydroconn® cable and connector products.  We believe this decline is temporary due to overstocking by our customers in the prior fiscal year.

Operating Income (Loss)

Operating loss from our Smart Water segment for the three months ended March 31, 2026, was $(1.6) million, in comparison to operating income of $1.4 million from the corresponding period of the prior fiscal year. Operating loss from our Smart Water segment for the six months ended March 31, 2026, was $(2.4) million, in comparison to operating income of $1.8 million from the corresponding period of the prior fiscal year. The decrease for both periods was primarily due the decrease in revenue and related gross profits.  The decrease for the six months ended March 31, 2026 was also attributable to higher research and development expense, largely personnel costs.

Energy Solutions

Revenue

Revenue from our Energy Solutions segment for the three months ended March 31, 2026, increased $7.0 million, or 272.1%, from the corresponding period of the prior fiscal year.  Revenue from our Energy Solutions segment for the six months ended March 31, 2026, decreased $2.6 million, or 9.7%, from the corresponding period of the prior fiscal year.  The components of this changes were as follows:

●

Product Revenue – For the three months ended March 31, 2026, product revenue increased $5.6 million, or 164.1%, from the corresponding period of the prior fiscal year. The increase for the three months ended March 31, 2026 was primarily due (i) an increase in demand for our wireless land-based Pioneer™ and (ii) initial revenue of $3.6 million recognized on our PRM contract.  For the six months ended March 31, 2026, product revenue decreased $0.7 million, or 2.9%, from the corresponding period of the prior fiscal year.   Revenue for the six months ended March 31, 2025 included a $17 million sale of ocean bottom nodes.  The decrease for the six months ended March 31, 2026 was partially offset by an increase in demand for our wireless land-based Pioneer™.

●

Rental Revenue – For the three months ended March 31, 2026, rental revenue from our ocean bottom nodes was $0.7 million, compared to a negative position ($0.8 million) for the corresponding period of the prior fiscal year.  For the six months ended March 31, 2026, rental revenue from our ocean bottom nodes was $1.7 million, a decrease of $1.9 million, or 52.9%, in comparison to the corresponding period of the prior fiscal year.  During the second quarter of the prior fiscal year, we determined the collectability of a receivable from an ocean bottom rental customer was less than probable.  As a result of this determination, the rent receivable balance due from this customer of $2.2 million was reversed against rental revenue during the three months ended March 31, 2025.   The decrease in rental revenue for both periods was also due to lower utilization of our ocean bottom nodes rental fleet.

Operating Income (Loss)

Operating loss associated with our Energy Solutions segment for the three months ended March 31, 2026, was $(4.8) million, compared $(6.7) million for the corresponding period of the prior fiscal year.  The decrease in operating loss was primarily due to the increase in revenue and related gross profits.  Operating loss for the six months ended March 31, 2026, was $(8.2) million, compared to operating income of $6.6 million for the corresponding period of the prior fiscal year.   This decrease was primarily attributable to the decrease in revenue, largely rental revenue, coupled by a high gross margin on our $17 million sale of ocean bottom nodes in the first quarter of fiscal year 2025.

Intelligent Industrial

Revenue

Revenue from our Intelligent Industrial segment for the three months ended March 31, 2026, increased $0.4 million, or 7.1%, from the corresponding period of the prior fiscal year.  The increase was primarily due to an increase in demand for our contract manufacturing services.  Revenue from our Intelligent Industrial segment for the six months ended March 31, 2026, decreased $0.1 million, or 0.4%, from the corresponding period of the prior fiscal year. The decrease in revenue for the six months ended March 31, 2026, was primarily due to a decrease in demand for our industrial sensor products, largely offset by increased demand for our contract manufacturing services.

Operating Loss

Operating loss from our Intelligent Industrial segment for the three months ended March 31, 2026 decreased $0.7 million, or 54.4%, from the corresponding period of the prior fiscal year.  The decrease in operating loss for the three months ended March 31, 2026 was primarily due to the increase in revenue and related gross profits.  Operating loss for the six months ended March 31, 2026 decreased $0.8 million, or 37.1%, from the corresponding period of the prior fiscal year.  The decrease in operating loss for the six months ended March 31, 2026 was primarily due to lower research and development expense, principally personnel costs.

Liquidity and Capital Resources

At March 31, 2026, we had $13.4 million in cash and cash equivalents.  For the six months ended March 31, 2026, we used $16.7 million of cash from operating activities.  Uses of cash included (i) our net loss of $20.8 million, offset by non-cash charges of $7.7 million resulting from deferred income taxes, depreciation, amortization, accretion, inventory obsolescence, stock-based compensation and provision for credit losses, a (ii) $2.8 million increase in inventories largely due to material purchases for use in our PRM contract, (iii) $2.4 million increase in notes receivable on product sales, (iv) $5.2 million decrease in trade accounts payable primarily due the timing of payments and (v) $2.6 million increase in other assets, primarily due to prepaid product purchases related to our PRM contract. These uses of cash were partially offset by a $9.1 million increase in other liabilities, primarily deferred contract liabilities related to our PRM contract.

For the six months ended March 31, 2026, we generated cash of $4.0 million in investing activities. Sources of cash included $6.9 million of proceeds from the sale of rental equipment, partially offset by $3.0 million used for additions to our property, plant and equipment.  We do not expect significant cash investments in property, plant and equipment or our rental fleet for the remainder of fiscal year 2026.

For the six months ended March 31, 2026, we used $0.3 million from financing activities for tax payments on stock-based compensation for the exchange of common stock.

On August 29, 2025, we amended and restated our credit agreement (“the Agreement”) with Woodforest National Bank.  The Agreement extended our revolving loan agreement, dated as of July 26, 2023, with Woodforest.  The Agreement is for a three-year term and provides a revolving credit facility with a maximum availability of $25 million.  Interest shall accrue on outstanding borrowings at 30 Day Term SOFR plus a margin equal to 2.75% per annum. We are required to make monthly interest payments on borrowed funds. The Agreement is secured by substantially all of our assets, except for certain excluded property. The Agreement requires us to maintain (i) a minimum consolidated tangible net worth of $85 million, (ii) minimum liquidity of $10 million, which includes cash and amounts available to borrow and (iii) a minimum asset coverage ratio of 2.00 to 1.00. The Agreement also requires us to maintain a springing minimum interest coverage ratio of at least 1.50 to 1.00, tested quarterly whenever (a) there is an outstanding balance on the revolving credit facility or (b) have letter of credit exposure greater than $1 million.  Effective December 31, 2025, we entered into a limited waiver agreement with Woodforest which waived our springing minimum interest coverage ratio through February 16, 2027.  At March 31, 2026 we were in compliance with all financial and non-financial covenants under the Agreement.  We had no debt outstanding at March 31, 2026 and had a borrowing availability of $25 million.

 On May 5, 2026, we entered into an amendment to our Agreement which removed the springing minimum interest coverage requirement. This amendment requires us to maintain a $2 million cash reserve pledged to Woodforest and is primarily secured by our Pinemont facility.

Our available cash and cash equivalents decreased $13 million during the first six months of fiscal year 2026, largely due to the decrease in revenue across all of our segments. At the end of the second quarter of fiscal year 2026 we implemented an organizational change plan, which included a voluntary early retirement plan available to eligible qualifying employees as well as a reduction in force. This plan will result in an approximate 20% reduction our global workforce, and together with cost-containment measures are expected to produce approximately $10 million of annualized cash savings.  We anticipate receiving our next installment payment from our PRM customer of approximately $35 million by the end of the calendar year.

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

Critical Accounting Estimates

During the six months ended March 31, 2026, there has been no material change to our critical accounting estimates discussed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including the CEO and CFO, as of March 31, 2026, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 5.  Other Information.

(a) None.

(b) None.

(c) During the quarter ended March 31, 2026, no director or officer adopted or terminated any (i) ‘Rule 10b5 1 trading arrangement,’ as defined in Item 408(a) of Regulation S K, intended to satisfy the affirmative defense conditions of Rule 10b5 1(c), or (ii) ‘non Rule 10b5 1 trading arrangement,’ as defined in Item 408(c) of Regulation S K.

20

PART II - OTHER INFORMATION

Item 6. Exhibits

The following exhibits are filed with this Report on Form 10-Q or are incorporated by reference

3.1

Amended and Restated Certificate of Formation of Geospace Technologies Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed May 8, 2015).

3.2	Amended and Restated Bylaws of Geospace Technologies Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed August 8, 2019).

10.1*	First Amendment to Credit Agreement dated effective April 27, 2026 among the Company and each other person from time to time party thereto as borrower, and Woodforest National Bank, as lender.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.

31.2*	Certification of the Chief Financial Officer pursuant Rule 13a-14(a) under the Securities and Exchange Act of 1934.

32.1**	Certification of the Chief Executive Officer pursuant 18 U.S.C. Section 1350.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101*

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets at March 31, 2026 and September 30, 2025, (ii) the Consolidated Statements of Operations for the three and six months ended March 31, 2026 and 2025, (iii) the Consolidated Statements of Comprehensive Loss for the three and six months ended March 31, 2026 and 2025, (iv) the Consolidated Statements of Stockholders’ Equity for the  three and six months ended March 31, 2026 and 2025 (v) the Consolidated Statements of Cash Flows for the six months ended March 31, 2026 and 2025 and (vi) Notes to Consolidated Financial Statements.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in Inline XBRL and contained in Exhibit 101.

* Filed with this Quarterly Report on Form 10-Q

** Furnished with this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEOSPACE TECHNOLOGIES CORPORATION

Date:	May 8, 2026	By:	/s/ Richard J. Kelley
Richard J. Kelley, President
and Chief Executive Officer
(duly authorized officer)

Date:	May 8, 2026	By:	/s/ Robert L. Curda
Robert L. Curda, Vice President,
Executive Vice President, Chief Financial Officer and Secretary
(principal financial officer)