Form 10-Q
period 2026-06-30
GEOSPACE TECHNOLOGIES CORP
filed 2026-08-07
CIK 1001115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2026 OR

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

As of July 31, 2026 the registrant had 12,935,603 shares of common stock, $0.01 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except share amounts)

(unaudited)

	June 30, 2026	September 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$2,833	$26,338
Restricted cash	2,000	—
Trade accounts and financing receivables, net	17,486	28,009
Inventories, net	39,572	30,901
Prepaid expenses and other current assets	6,918	3,252
Total current assets	68,809	88,500

Non-current inventories, net	11,141	17,113
Rental equipment, net	4,560	8,120
Property, plant and equipment, net	22,759	23,244
Non-current financing receivables	10,761	8,190
Operating right-of-use assets	614	915
Goodwill	1,258	1,258
Other intangible assets, net	4,731	5,155
Other non-current assets	494	542
Total assets	$125,127	$153,037

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable trade	$6,257	$10,369
Operating lease liabilities	454	420
Contingent consideration	1,788	—
Deferred contract liabilities	11,438	—
Other current liabilities	8,309	13,641
Total current liabilities	28,246	24,430

Non-current contingent consideration	962	2,540
Non-current operating lease liabilities	209	554
Deferred tax liabilities, net	—	4
Total liabilities	29,417	27,528

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $.01 par value, 20,000,000 shares authorized; 14,493,863 and 14,378,962 shares issued, respectively; and 12,935,603 and 12,820,702 shares outstanding, respectively	145	144
Additional paid-in capital	99,526	98,845
Retained earnings	15,037	45,558
Accumulated other comprehensive loss	(4,498)	(4,538)
Treasury stock, at cost, 1,558,260 shares	(14,500)	(14,500)
Total stockholders’ equity	95,710	125,509
Total liabilities and stockholders’ equity	$125,127	$153,037

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue:
Products	$15,218	$23,227	$58,571	$74,580
Rental	586	1,616	2,561	5,509
Total revenue	15,804	24,843	61,132	80,089
Cost of revenue:
Products	13,295	15,150	51,198	43,166
Rental	2,013	2,154	6,048	7,487
Total cost of revenue	15,308	17,304	57,246	50,653

Gross profit	496	7,539	3,886	29,436

Operating expenses:
Selling, general and administrative	6,711	7,546	22,348	21,741
Research and development	3,863	4,238	13,126	14,367
Change in fair value of contingent consideration	62	—	210	—
Provision for credit losses	(2)	2	6	21
Total operating expenses	10,634	11,786	35,690	36,129

Gain on disposal of property:	—	4,616	—	4,616

Income (loss) from operations	(10,138)	369	(31,804)	(2,077)

Other income (expense):
Interest expense	(40)	(44)	(112)	(131)
Interest income	521	537	1,771	1,975
Foreign currency transaction gains (losses), net	(25)	4	(219)	(265)
Other, net	(27)	(38)	(89)	(109)
Total other income, net	429	459	1,351	1,470

Income (loss) before income taxes	(9,709)	828	(30,453)	(607)
Income tax expense (benefit)	(1)	68	68	55
Net income (loss)	$(9,708)	$760	$(30,521)	$(662)

Income (loss) per common share:
Basic	$(0.75)	$0.06	$(2.37)	$(0.05)
Diluted	$(0.75)	$0.06	$(2.37)	$(0.05)

Weighted average common shares outstanding:
Basic	12,934,962	12,805,414	12,899,390	12,783,832
Diluted	12,934,962	12,805,414	12,899,390	12,783,832

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income (loss)	$(9,708)	$760	$(30,521)	$(662)
Other comprehensive income (loss):
Change in unrealized losses on available-for-sale securities, net of tax	—	(1)	—	(58)
Foreign currency translation adjustments	42	136	40	(198)
Total other comprehensive income (loss)	42	135	40	(256)
Total comprehensive income (loss)	$(9,666)	$895	$(30,481)	$(918)

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE nine months ended June 30, 2026 and 2025

(in thousands, except share amounts)

(unaudited)

	Common Stock				Accumulated
			Additional		Other
	Shares		Paid-In	Retained	Comprehensive	Treasury
	Outstanding	Amount	Capital	Earnings	Loss	Stock	Total
Balance at October 1, 2025	12,820,702	$144	$98,845	$45,558	$(4,538)	$(14,500)	$125,509
Net loss	—	—	—	(9,765)	—	—	(9,765)
Other comprehensive income	—	—	—	—	20	—	20
Issuance of common stock pursuant to the vesting of restricted stock units	86,217	—	—	—	—	—	—
Common stock exchanged for withholding taxes on stock-based compensation	(19,001)	—	(305)	—	—	—	(305)
Stock-based compensation	—	—	419	—	—	—	419
Balance at December 31, 2025	12,887,918	144	98,959	35,793	(4,518)	(14,500)	115,878

Net loss	—	—	—	(11,048)	—	—	(11,048)
Other comprehensive loss	—	—	—	—	(22)	—	(22)
Issuance of common stock pursuant to the vesting of restricted stock units	43,200	1	(1)	—	—	—	—
Stock-based compensation	—	—	325	—	—	—	325
Balance at March 31, 2026	12,931,118	$145	$99,283	$24,745	$(4,540)	$(14,500)	$105,133

Net loss	—	—	—	(9,708)	—	—	(9,708)
Other comprehensive income	—	—	—	—	42	—	42
Issuance of common stock pursuant to the vesting of restricted stock units	5,750	—	—	—	—	—	—
Common stock exchanged for withholding taxes on stock-based compensation	(1,265)	—	(12)	—	—	—	(12)
Stock-based compensation	—	—	255	—	—	—	255
Balance at June 30, 2026	12,935,603	$145	$99,526	$15,037	$(4,498)	$(14,500)	$95,710

Balance at October 1, 2024	12,709,381	$142	$97,342	$55,282	$(4,257)	$(13,885)	$134,624
Net income	—	—	—	8,376	—	—	8,376
Other comprehensive loss	—	—	—	—	(442)	—	(442)
Issuance of common stock pursuant to the vesting of restricted stock units	109,180	1	(1)	—	—	—	—
Purchase of treasury stock	(19,664)	—	—	—	—	(197)	(197)
Stock-based compensation	—	—	349	—	—	—	349
Balance at December 31, 2024	12,798,897	143	97,690	63,658	(4,699)	(14,082)	142,710

Net loss	—	—	—	(9,798)	—	—	(9,798)
Other comprehensive income	—	—	—	—	51	—	51
Issuance of common stock pursuant to the vesting of restricted stock units	44,950	1	(1)	—	—	—	—
Purchase of treasury stock	(41,895)	—	—	—	—	(418)	(418)
Stock-based compensation	—	—	547	—	—	—	547
Balance at March 31, 2025	12,801,952	$144	$98,236	$53,860	$(4,648)	$(14,500)	$133,092

Net income	—	—	—	760	—	—	760
Other comprehensive income	—	—	—	—	135	—	135
Issuance of common stock pursuant to the vesting of restricted stock units	5,000	—	—	—	—	—	—
Stock-based compensation	—	—	304	—	—	—	304
Balance at June 30, 2025	12,806,952	$144	$98,540	$54,620	$(4,513)	$(14,500)	$134,291

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	June 30, 2026	June 30, 2025
Cash flows from operating activities:
Net loss	$(30,521)	$(662)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income tax benefit	(4)	(16)
Rental equipment depreciation	3,731	4,830
Property, plant and equipment depreciation	3,745	2,716
Amortization of intangible assets	424	112
Amortization of discount on note receivable	(56)	(54)
Accretion of discounts on short-term investments	—	(169)
Stock-based compensation expense	999	1,200
Provision for credit losses	6	21
Inventory obsolescence expense	2,335	1,100
Gross loss (profit) from sale of rental equipment	145	(16,297)
Loss (gain) on disposal of property, plant and equipment	105	(4,708)
Realized gain on investments	—	(9)
Change in fair value of contingent consideration	210	—
Effects of changes in operating assets and liabilities:
Trade accounts and financing receivables	(1,508)	2,229
Inventories	(5,412)	(5,617)
Other assets	(3,254)	(591)
Accounts payable trade	(4,112)	(4,232)
Other liabilities	5,819	2,022
Net cash used in operating activities	(27,348)	(18,125)

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,321)	(5,841)
Proceeds from the sale of property, plant and equipment	—	8,663
Investment in rental equipment	(73)	(1,083)
Proceeds from the sale of rental equipment	9,407	5,122
Proceeds from the sale of short-term investments	—	28,408
Payments received on note receivable related to sale of subsidiary	216	137
Net cash provided by investing activities	6,229	35,406

Cash flows from financing activities:
Taxes payments on stock-based compensation for exchange of common stock	(317)	—
Debt issuance costs	(62)	—
Purchase of treasury stock	—	(615)
Net cash used in financing activities	(379)	(615)

Effect of exchange rate changes on cash	(7)	(2)
(Decrease) increase in cash, cash equivalents and restricted cash	(21,505)	16,664
Cash, cash equivalents and restricted cash, beginning of period	26,338	6,895
Cash, cash equivalents and restricted cash, end of period	4,833	23,559
Less: restricted cash	(2,000)	—
Cash and cash equivalents, end of period	$2,833	$23,559

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$76	$122
Non-cash investing and financing activities:
Financing receivables related to sale of rental equipment	9,285	11,975
Inventory transferred to rental equipment	368	2,498

The accompanying notes are an integral part of the consolidated financial statements.

GEOSPACE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet of Geospace Technologies Corporation and its subsidiaries (the “Company”) at  September 30, 2025, was derived from the Company’s audited consolidated financial statements at that date. The consolidated balance sheet at  June 30, 2026 and the consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the three and nine months ended June 30, 2026 and 2025 were prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows were made. All significant intercompany balances and transactions have been eliminated. The results of operations for the three and nine months ended June 30, 2026, are not necessarily indicative of the operating results for a full year or of future operations.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with an original or remaining maturity at the time of purchase of three months or less to be cash equivalents.  At June 30, 2026 and September 30, 2025, cash and cash equivalents included $0.7 million and $0.8 million, respectively, held by the Company’s foreign subsidiaries and branch offices.  At June 30, 2026, the Company's restricted cash of $2.0 million consisted of cash pledged with Woodforest National Bank as security on its credit agreement.

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

The Company had trade accounts and notes receivable from one customer of $14.7 million at June 30, 2026. The Company recognized revenue from this customer for the three months and nine months ended June 30, 2026 of $35,000 and $14.2 million.  This receivable and revenue are related to the Company's Energy Solutions segment.  The Company had no revenue from this customer for the three and nine months ended June 30, 2025.

Impairment of Long-lived Assets

The Company's long-lived assets are reviewed for impairment whenever an event or circumstance indicates that the carrying amount of an asset or group of assets may not be recoverable. The impairment review, if necessary, includes a comparison of the expected future cash flows (undiscounted and without interest charges) to be generated by an asset group with the associated carrying value of the related assets. If the carrying value of the asset group exceeds the expected future cash flows, an impairment loss is recognized to the extent that the carrying value of the asset group exceeds its fair value.  During the quarter ended June 30, 2026, no events or changes in circumstances were identified indicating the carrying value of any of the Company's asset groups may not be recoverable.

Goodwill

The Company conducts its evaluation of goodwill at the reporting unit level on an annual basis as of September 30 and more frequently if events or circumstances indicate that the carrying value of a reporting unit exceeds its fair value. The Company first assesses qualitative factors to determine if the fair value of a reporting unit exceeds its carrying amount. If, based on the qualitative assessment of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is more than its carrying amount then it does not perform a quantitative assessment. However, if the Company concludes otherwise, then it performs a quantitative assessment.  If, based on the quantitative assessment, the Company determines that the fair value of a reporting unit is less than its carrying amount, a goodwill impairment is recognized equal to the difference between the carrying amount of the reporting unit and its fair value, not to exceed the carrying amount of the goodwill.

Business Acquisitions

The Company accounts for its business acquisitions under the acquisition method of accounting. The total value of the consideration paid for acquisitions is allocated to the underlying net assets acquired, based on their respective estimated fair values.  The Company uses multiple valuation methods to determine the fair value of assets and liabilities acquired, including discounted cash flows, external market values, valuations on recent transactions or a combination thereof, and believes that it uses the most appropriate measure or a combination of measures to value each asset or liability. The Company utilized the excess earnings method to value its fourth quarter fiscal year 2025 acquisition of Geovox Security, Inc. ("Geovox").  The Company recognizes measurement-period adjustments in the reporting period in which the adjustment amounts are determined.

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

Research and Development

We incur significant future research and development expenditures.  These efforts are primarily aimed at the development of additional products for each of our business segments.  The majority of our product research and development costs relates to the Company's engineers.  The Company's engineering staff have been key to our past success. Research and development expense includes personnel costs of the Company's engineers, project expenditures, on-going product maintenance and improvements to our existing products, as well as general and administrative expenses associated with the engineering department. Research and development expense for the three and nine months ended June 30, 2026  was $3.9 million and $13.1 million, respectively.  Research and development expense for the three and nine months ended June 30, 2025  was $4.2 million and $14.4 million, respectively.

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

The Company also recognizes subscription and support revenue from the sales of its subscription and support-based Heartbeat Detector®.  Subscription and support contracts are typically for one to five years.  Subscriptions and support revenue is recognized over time as the services are performed.

The Company occasionally recognizes revenue from contracts throughout the manufacturing or service process, even prior to delivery of the completed product or service to the customer.  This overtime recognition of revenue requires that either (i) the customer simultaneously receives and consumes the economic benefits the Company provides, (ii) the Company creates or enhances an asset controlled by the customer or (iii) the Company’s performance does not create an asset for which it has an alternative use and has an enforceable right to payment for performance completed to date.

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

At June 30, 2026, and September 30, 2025, the Company had deferred contract liabilities and deferred contract assets of $11.4 million and zero, respectively.  The Company had no deferred contract liabilities or deferred contract assets at  September 30, 2025 and October 1, 2024.  During the three and nine months ended June 30, 2026 and 2025, no revenue or cost of revenue was recognized from deferred contract costs or deferred contract asset.  At June 30, 2026 and October 1, 2025, the Company had accounts receivable from contracts with customers of $5.7 million and $11.4 million, respectively.  At June 30, 2025 and October 1, 2024, the Company had accounts receivable from contracts with customers of $12.4 million and $12.6 million, respectively.  Accounts receivable from contracts with customers exclude accounts receivable from rental contracts.

For the three and nine months ended June 30, 2026 revenue of $2.1 million and $6.1 million, respectively, was recognized from contracts with customers satisfied over-time, which was from the Company's Energy Solutions segment. For the three and nine months ended June 30, 2025 revenue of $0.5 million and $0.7 million, respectively, was recognized from contracts with customers satisfied over-time.

At June 30, 2026, the aggregate amount of transaction price allocation to unsatisfied performance obligations on contracts with a duration in excess of one year was approximately $98 million.  The majority of these unsatisfied performance obligations are expected to be fulfilled by the third quarter of fiscal year 2027.  Revenue from these contracts are expected to be recognized over-time utilizing the cost-to-cost method.  All other revenue from contracts with customers are being recognized at a point-in time and have a duration of one year or less.  For each of the Company’s operating segments, the following table presents revenue (in thousands) only from the sale of products and the performance of services under contracts with customers.  Therefore, the table excludes all revenue earned from rental contracts.

	Three Months Ended		Nine Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Smart Water	$4,622	$10,518	$14,106	$27,278
Energy Solutions	5,387	6,612	27,937	29,837
Intelligent Industrial	5,209	6,097	16,528	17,465
Total	$15,218	$23,227	$58,571	$74,580

See Note 12 for more information on the Company’s operating business segments.

For each of the geographic areas where the Company operates, the following table presents revenue (in thousands) from the sale of products and services under contracts with customers. The table excludes all revenue earned from rental contracts:

	Three Months Ended		Nine Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Asia (including Russian Federation)	$3,185	$1,684	$5,699	$21,552
Canada	417	1,022	2,323	2,017
Europe	828	1,723	2,531	4,311
Mexico	368	240	476	2,332
United States	8,636	18,343	41,459	43,768
South America	1,428	27	5,247	232
Other	356	188	836	368
Total	$15,218	$23,227	$58,571	$74,580

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

The following tables present the fair value of the Company’s recurring contingent consideration (in thousands):

	As of June 30, 2026
	(Level 1)	(Level 2)	(Level 3)	Totals
Contingent consideration liabilities:
Current portion	$—	$—	$(1,788)	$(1,788)
Non-current portion	—	—	(962)	(962)
	$—	$—	$(2,750)	$(2,750)

	As of September 30, 2025
	(Level 1)	(Level 2)	(Level 3)	Totals
Recurring:
Non-current contingent consideration	$—	$—	$(2,540)	$(2,540)

In connection with the Company's acquisition of Geovox in August 2025, it recorded an initial contingent earn-out liability of $2.5 million.  The Company engaged the services of a valuation firm to measure the fair value of the liability.  The primary inputs included revenue forecast, risk free rate, revenue volatility, revenue discount rate and payment discount rate (Level 3). Contingent payments, if any, will be based on eligible revenue generated during a four-year earn-out period.  The maximum amount of contingent payments is $3.3 million. The following table summarizes the changes in the fair value of the contingent consideration during the nine months ended June 30, 2026:

Balance at October 1, 2024	$—
Acquisition of Geovox	2,540
Balance at September 30, 2025	2,540
Fair value adjustments	210
Balance at June 30, 2026	2,750
Less current portion	(1,788)
Non-current balance at June 30, 2026	$962

4. Trade Accounts and Financing Receivables

Trade accounts receivable, net, reflected in the following table (in thousands):

	June 30, 2026	September 30, 2025
Trade accounts receivable	$6,786	$12,725
Allowance for credit losses	(24)	(63)
Total trade accounts receivable	$6,762	$12,662

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

Allowance for credit losses related to trade accounts receivable are reflected in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Allowance for credit losses:
Beginning of period	$27	$21	$63	$4
Provision for credit losses	8	4	55	24
Recoveries	(11)	(3)	(50)	(3)
Charge-offs, net	—	2	(44)	(1)
End of period	$24	$24	$24	$24

Financing receivables, net, are reflected in the following table (in thousands):

	June 30, 2026	September 30, 2025
Promissory notes	$21,296	$19,149
Sales-type lease	975	5,302
Total financing receivables	22,271	24,451
Discount to fair value and unearned income	(786)	(914)
Total financing receivables, net	21,485	23,537
Less current portion	(10,724)	(15,347)
Non-current financing receivables	$10,761	$8,190

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

In November 2024, the Company entered into a sales-type lease with a customer on ocean bottom equipment from its rental fleet.  The lease, which matured in October 2025, had a remaining unpaid principal balance of $1.0 million at June 30, 2026.  Ownership of the equipment will transfer to the customer when the unpaid principal has been paid.  Interest income recognized on the lease for the fiscal year ended  September 30, 2025 and for the nine months ended June 30, 2026 was $0.6 million and $6,000, respectively.

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

5. Inventories

Inventories consist of the following (in thousands):

	June 30, 2026	September 30, 2025
Finished goods	$26,984	$24,180
Work in process	1,067	6,408
Raw materials	29,683	27,245
Obsolescence reserve (net realizable value adjustment)	(7,021)	(9,819)
Total	50,713	48,014
Less current portion	39,572	30,901
Non-current portion	$11,141	$17,113

Inventory obsolescence expense for the three and nine months ended June 30, 2026 was $.0.6 million and $2.3 million, respectively. Inventory obsolescence expense for the three and nine months ended June 30, 2025 was $0.2 million and $1.1 million, respectively.  Raw materials include semi-finished goods and component parts that totaled approximately $9.3 million and $9.1 million at June 30, 2026 and September 30, 2025, respectively.

6. Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	June 30, 2026	September 30, 2025
Land and land improvements	$2,981	$2,960
Building and building improvements	24,821	24,089
Machinery and equipment	50,970	48,647
Furniture and fixtures	1,610	1,032
Tools and molds	5,822	3,928
Construction in progress	546	2,856
Transportation equipment	53	41
	86,803	83,553
Accumulated depreciation and impairment	(64,044)	(60,309)
	$22,759	$23,244

On August 3, 2026, the Company sold its warehouse in Bogotá, Colombia.  The property was owned by a wholly-owned subsidiary of the Company and represented substantially the Company's entire investment in the subsidiary.  In connection with sale, the Company will derecognize the subsidiary’s cumulative translation losses currently included as a component of other comprehensive loss.  A loss on the derecognition of the group of assets, which is estimated to be approximately $2.5 million, will be included in the Company’s statements of operations in the fourth quarter of fiscal year 2026.

Property, plant and equipment depreciation expense for the three and nine months ended June 30, 2026 was $1.3 million and $3.7 million, respectively.  Property, plant and equipment depreciation expense for the three and nine months ended June 30, 2025 was $0.9 million and $2.7 million, respectively.

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

At June 30, 2026  and September 30, 2025, the Company’s trade accounts receivable included lease receivables of $0.9 million and $1.0 million, respectively.  At June 30, 2026, the Company had future minimum lease obligations due from leasing customers on operating leases of $1.2 million.

Rental equipment consisted of the following (in thousands):

	June 30, 2026	September 30, 2025
Rental equipment, primarily wireless recording equipment	$42,095	$45,289
Accumulated depreciation	(37,535)	(37,169)
	$4,560	$8,120

Rental equipment depreciation expense for the three and nine months ended June 30, 2026 was $1.3 million and $3.7 million, respectively. Rental equipment depreciation expense for the three and nine months ended June 30, 2025 was $1.4 million and $4.8 million, respectively.

8. Long-Term Debt

The Company had no long-term debt outstanding at June 30, 2026 or September 30, 2025.

On August 29, 2025, the Company amended and restated its credit agreement (“the Agreement”) with Woodforest National Bank.  The Agreement extended the Company’s revolving loan agreement, dated as of July 26, 2023, with Woodforest.  The Agreement is for a three-year term expiring August 29, 2028 and provides a revolving credit facility with a maximum availability of $25 million.  Interest shall accrue on outstanding borrowings at 30 Day Term SOFR plus a margin equal to 2.75% per annum. The Company is required to make monthly interest payments on borrowed funds. The Agreement is secured by substantially all of the Company's assets, except for certain excluded property. The Agreement requires the Company to maintain (i) a minimum consolidated tangible net worth of $85 million, (ii) minimum liquidity of $10 million, and (iii) a minimum asset coverage ratio of 2.00 to 1.00. The Agreement also requires the Company to maintain a springing minimum interest coverage ratio of at least 1.50 to 1.00, tested quarterly whenever (a) there is an outstanding balance on the revolving credit facility, or (b) has letter of credit exposure greater than $1 million.  Effective December 31, 2025, the Company entered into a limited waiver agreement with Woodforest which waived its springing minimum interest coverage ratio through February 16, 2027. At June 30, 2026, the Company was in compliance with all covenants under the Agreement.  On  May 5, 2026, the Company entered into an amendment to its Agreement which removed the springing minimum interest coverage requirement. This amendment requires the Company to maintain a $2.0 million cash reserve pledged to Woodforest and is primarily secured by the Company's Pinemont facility. The Company incurred debt issuance costs of $0.1 million for the nine months ended June 30, 2026 related to the amendment.

9. Stock-Based Compensation

During the nine months ended June 30, 2026, the Company issued 147,250 restricted stock units (“RSUs”) under its 2014 Long Term Incentive Plan, as amended. The RSUs issued include both time-based and performance-based vesting provisions. The weighted average grant date fair value of each RSU granted was $11.14 per unit. Compensation expense for the RSUs was determined based on the closing market price of the Company’s stock on the date of grant to the total number of units that are anticipated to fully vest. Each RSU represents a contingent right to receive one share of the Company’s common stock upon vesting.  As of June 30, 2026, there were 283,134 RSUs outstanding.

For the three and nine months ended June 30, 2026, stock-based compensation expense was $0.3 million and $1.0 million, respectively.  For the three and nine months ended June 30, 2025 stock-based compensation expense was $0.3 million and $1.2 million, respectively. The Company accounts for forfeitures as they occur and records compensation costs under the assumption that the holder will complete the requisite service period.  As of June 30, 2026, the Company had unrecognized compensation expense of $2.2 million relating to RSUs that is expected to be recognized over the next four years.

10. Income (Loss) Per Common Share

The following table summarizes the calculation of net loss and weighted average common shares and common equivalent shares outstanding for purposes of the computation of income (loss) per share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income (loss)	$(9,708)	$760	$(30,521)	$(662)
Weighted average number of common share equivalents:
Common shares used in basic income (loss) per share	12,934,962	12,805,414	12,899,390	12,783,832
Common share equivalents outstanding related to RSUs	—	—	—	—
Total weighted average common shares and common share equivalents used in diluted income (loss) per share	12,934,962	12,805,414	12,899,390	12,783,832
Income (loss) per share:
Basic	$(0.75)	$0.06	$(2.37)	$(0.05)
Diluted	$(0.75)	$0.06	$(2.37)	$(0.05)

           For the calculation of diluted income (loss) per share for each of the three and nine months ended June 30, 2026, there were 283,134 non-vested RSU's excluded from the calculation of weighted average shares outstanding since their impact on diluted loss per share was antidilutive. For the calculation of diluted income (loss) per share for each of the three and nine months ended June 30, 2025, there were 350,318 non-vested RSU's excluded from the calculation of weighted average shares outstanding since their impact on diluted income (loss) per share was antidilutive.

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

	Three Months Ended		Nine Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue:
Smart Water	$4,622	$10,518	$14,106	$27,278
Energy Solutions	5,851	8,107	30,116	34,977
Intelligent Industrial	5,246	6,136	16,656	17,596
Corporate	85	82	254	238
	15,804	24,843	61,132	80,089

Cost of revenue:
Smart Water	3,394	5,946	10,025	16,670
Energy Solutions	7,596	6,213	33,619	19,337
Intelligent Industrial	4,274	5,107	13,499	14,545
Corporate	44	38	103	101
	15,308	17,304	57,246	50,653

Gross profit (loss):
Smart Water	1,228	4,572	4,081	10,608
Energy Solutions	(1,745)	1,894	(3,503)	15,640
Intelligent Industrial	972	1,029	3,157	3,051
Corporate	41	44	151	137
	496	7,539	3,886	29,436

Operating expenses:
Smart Water	2,176	2,339	7,452	6,585
Energy Solutions	2,845	3,128	9,303	10,260
Intelligent Industrial	1,436	2,070	5,021	6,319
Corporate	4,177	4,249	13,914	12,965
	10,634	11,786	35,690	36,129

Gain on disposal of property	—	4,616	—	4,616

Income (loss) from operations:
Smart Water	(948)	2,233	(3,371)	4,023
Energy Solutions	(4,590)	(1,234)	(12,806)	5,380
Intelligent Industrial	(464)	(1,041)	(1,864)	(3,268)
Corporate	(4,136)	411	(13,763)	(8,212)
	(10,138)	369	(31,804)	(2,077)

Other segment disclosures:

Interest income:
Smart Water	—	—	—	—
Energy Solutions	464	403	1,598	1,202
Intelligent Industrial	—	—	—	—
Corporate	57	134	173	773
	521	537	1,771	1,975
Interest expense:
Smart Water	—	—	—	—
Energy Solutions	40	—	112	—
Intelligent Industrial	—	—	—	—
Corporate	—	44	—	131
	40	44	112	131

Depreciation and amortization expenses:
Smart Water	502	118	999	351
Energy Solutions	1,218	1,417	4,798	4,827
Intelligent Industrial	547	121	1,010	375
Corporate	363	743	1,093	2,105
	2,630	2,399	7,900	7,658

Inventory obsolescence and stock-based compensation expenses:
Smart Water	96	51	457	74
Energy Solutions	293	42	1,351	1,117
Intelligent Industrial	267	271	892	338
Corporate	160	135	634	771
	816	499	3,334	2,300

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

The Company generates revenue from product sales, product rentals and services from its subsidiaries located in the United States, Canada and the United Kingdom.  Revenue generated by the Company's subsidiaries is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
United States	$14,780	$23,839	$57,845	$76,888
Canada	362	335	1,246	1,234
United Kingdom	662	669	2,041	1,967
	$15,804	$24,843	$61,132	$80,089

A summary of revenue by Geographic area is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Asia (including Russian Federation)	$3,189	$1,484	$5,793	$23,111
Canada	485	1,094	2,536	1,987
Europe	873	2,119	2,638	4,633
Mexico	368	240	476	2,332
United States	8,906	18,333	42,303	45,861
South America	1,450	1,390	5,753	1,742
Other	533	183	1,633	423
	$15,804	$24,843	$61,132	$80,089

Revenue is attributable to countries based on the ultimate destination of the product sold, if known.  If the ultimate destination is not known, revenue is attributed to countries based on the geographic location of the initial shipment.

Long-lived asset balances are as follows (in thousands):

	June 30, 2026	September 30, 2025
United States	$55,158	$63,332
Canada	333	366
Colombia	421	392
United Kingdom	406	447
	$56,318	$64,537

13. Income Taxes

Consolidated income tax expense (benefit) for the three and nine months ended June 30, 2026 was $(1,000) and $68,000, respectively.  Consolidated income tax expense for the three and nine months ended June 30, 2025 was $68,000 and $55,000, respectively. The primary difference between the Company's effective tax rate and the statutory rate is adjustments to the valuation allowance against deferred tax assets.

14. Exit and Disposal Costs

   At the end of the second quarter of fiscal year 2026, the Company implemented an organizational change plan, which included a voluntary early retirement plan available to eligible qualifying employees as well as a reduction in force. This plan will result in an approximate 20% reduction in Company's global workforce, and together with cost-containment measures are expected to produce approximately $10 million of annualized cash savings.  In connection with the workforce reduction, the Company incurred $1.1 million of termination costs for the nine months ended June 30, 2026.  These charges primarily relate to employee transition, severance payments, and employee benefits.  At June 30, 2026, the Company had liabilities related to the termination costs of $0.1 million.

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

Consolidated Results of Operations

We report and evaluate financial information for three segments: Smart Water, Energy Solutions, and Intelligent Industrial Markets. Summary financial data by business segment follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Smart Water
Product revenue	$4,622	$10,518	$14,106	$27,278
Income (loss) from operations	(948)	2,233	(3,371)	4,023
Energy Solutions
Product revenue	5,387	6,612	27,937	29,837
Rental revenue	464	1,495	2,179	5,140
Total revenue	5,851	8,107	30,116	34,977
Income (Loss) from operations	(4,590)	(1,234)	(12,806)	5,380
Intelligent Industrial
Product revenue	5,209	6,097	16,528	17,465
Rental revenue	37	39	128	131
Total revenue	5,246	6,136	16,656	17,596
Loss from operations	(464)	(1,041)	(1,864)	(3,268)
Corporate
Rental revenue	85	82	254	238
Income (loss) from operations	(4,136)	411	(13,763)	(8,212)
Consolidated Totals
Product revenue	15,218	23,227	58,571	74,580
Rental revenue	586	1,616	2,561	5,509
Total revenue	15,804	24,843	61,132	80,089
Income (loss) from operations	$(10,138)	$369	$(31,804)	$(2,077)

Business Overview

Our Smart Water segment has experienced a decline in sales in fiscal year 2026, due to a decrease in demand for our Hydroconn® products.  Growing industry acceptance of our water meter cables and connectors provides a strong enabler for additional revenue from our Smart Water segment. Automatic meter reading efficiencies in operations and improved customer service has begun to be understood by the municipalities of the United States.  We expect this portion of our business to continue to grow for the foreseeable future.  Additionally, we anticipate this segment to see revenue contributions from our Aquana smart water valve and IoT technology products as market traction and increased sales backlog continues to gather.  Given the well-known and often extreme volatility experienced in our Energy Solutions segment, careful expansion of products and market diversity in our Smart Water and Intelligent Industrial segments has been a longstanding part of our strategic vision and reflects our on-going diversification efforts.

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

Three and nine months ended June 30, 2026 compared to the three and nine months ended June 30, 2025

Consolidated revenue for the three months ended June 30, 2026, was $15.8 million, a decrease of $9.0 million, or 36.4%, from the corresponding period of the prior fiscal year.  The decrease for the three months ended June 30, 2026 was primarily due to lower demand for our Hydroconn® cable and connector products from our Smart Water segment.  The decrease was also due to lower revenue from our Energy Solutions segment, primarily due to a sale of our marine recovery device in the corresponding period in the prior fiscal year.  The decrease was partially offset by revenue recognized on our PRM contract.  The decrease for the nine months ended June 30, 2026 was primarily due to lower demand for our Hydroconn® cable and connector products from our Smart Water segment.

Consolidated gross profit for the three months ended June 30, 2026, was $0.5 million, compared to $7.5 million from the corresponding period of the prior fiscal year. The decrease for the three months ended June 30, 2026 was primarily due to the decrease in revenue and related gross profits from our Smart Water segment.  Consolidated gross profit for the nine months ended June 30, 2026, was $3.9 million, compared to $29.4 million from the corresponding period of the prior fiscal year. The decrease was also attributable to a high gross profit on the sale of our marine recovery device in the corresponding period of the prior fiscal year.  The decrease in gross profit for the nine months ended June 30, 2026 was primarily due to (i) a high gross margin on our $17 million sale of ocean bottom nodes in the first quarter of fiscal year 2025 and (ii) the decrease in revenue and gross profits from our Smart Water segment.  The decrease in gross profit for both three and nine months ended June 30, 2026 was also attributable to an increase in tariffs on the raw materials we purchase.

Consolidated operating expenses for the three months ended June 30, 2026, were $10.6 million, a decrease of $1.2 million, or 9.8%, from the corresponding period of the prior fiscal year.  The decrease for the three months ended June 30, 2026  was largely due to (i) a decrease personnel costs, (ii) agent commissions and (iii) lower legal and professional fees incurred during the period.  Consolidated operating expenses for the nine months ended June 30, 2026, were $35.7 million, a decrease of $0.4 million, or 1.2% from the corresponding period of the prior fiscal year.  The decrease for the nine months ended June 30, 2026 was primarily due to (i) a decrease in research and development costs, primarily personnel costs and project costs and (ii) agent commission.

In June 2025, we sold our property located at 4318 Northfield Lane in Houston, Texas.  The 17.3-acre property served as additional parking for our main campus and contained legacy structures used to support our manufacturing and warehousing operations.  We recognized a gain on disposal of property of $4.6 million during the third quarter of fiscal year 2025.  The gain is included as a component of income (loss) from operations.

   Consolidated other income was unchanged for the three months ended June 30, 2026 compared to the corresponding period of the prior fiscal year.  Consolidated other income for the  nine months ended June 30, 2026 decreased  $0.1 million, or  8.1%, from the corresponding period of the prior fiscal year. The decrease was principally due to a decrease in interest income on short-term investments.

Segment Results of Operations

Smart Water

Revenue

Revenue from our Smart Water segment for the three months ended June 30, 2026, decreased $5.9 million, or 56.1%, from the corresponding period of the prior fiscal year.  Revenue from our Smart Water segment for the nine months ended June 30, 2026, decreased $13.2 million, or 48.3%, from the corresponding period of the prior fiscal year. The decrease for both periods was primarily due to a decrease in demand for our Hydroconn® cable and connector products.

Operating Income (Loss)

Operating loss from our Smart Water segment for the three months ended June 30, 2026, was $(0.9) million, in comparison to operating income of $2.2 million from the corresponding period of the prior fiscal year. Operating loss from our Smart Water segment for the nine months ended June 30, 2026, was $(3.4) million, in comparison to operating income of $4.0 million from the corresponding period of the prior fiscal year. The decrease for both periods was primarily due the decrease in revenue and related gross profits, in addition to agent commissions.  The decrease for the nine months ended June 30, 2026 was also attributable to higher research and development expense, largely personnel costs.

Energy Solutions

Revenue

Revenue from our Energy Solutions segment for the three months ended June 30, 2026, decreased $2.3 million, or 27.8%, from the corresponding period of the prior fiscal year.  Revenue from our Energy Solutions segment for the nine months ended June 30, 2026, decreased $4.9 million, or 13.9%, from the corresponding period of the prior fiscal year.  The components of these decreases were as follows:

●

Product Revenue – For the three months ended June 30, 2026, product revenue decreased $1.2 million, or 18.5%, from the corresponding period of the prior fiscal year. The decrease for the three months ended June 30, 2026 was primarily due our sale of a marine recovery device in the third quarter of fiscal year 2025.  The decrease was partially offset by revenue of $1.4 million recognized on our PRM contract during the three months ended  June 30, 2026.  For the nine months ended June 30, 2026, product revenue decreased $1.9 million, or 6.4%, from the corresponding period of the prior fiscal year.   Revenue for the nine months ended June 30, 2025 included a $17 million sale of ocean bottom nodes.  The decrease for the nine months ended June 30, 2026 was partially offset by revenue of $5.0 million recognized on our PRM contract.

●

Rental Revenue – For the three months ended June 30, 2026, rental revenue from our ocean bottom nodes was $0.5 million, compared to $1.5 million from the corresponding period of the prior fiscal year.  For the nine months ended June 30, 2026, rental revenue from our ocean bottom nodes was $2.2 million, a decrease of $3.0 million, or 57.6%, in comparison to the corresponding period of the prior fiscal year.  During the second quarter of the prior fiscal year, we determined the collectability of a receivable from an ocean bottom rental customer was less than probable.  As a result of this determination, the rent receivable balance due from this customer of $2.2 million was reversed against rental revenue during the three months ended March 31, 2025.   The decrease in rental revenue for both periods was also due to lower utilization of our ocean bottom nodes rental fleet.

Operating Income (Loss)

Operating loss associated with our Energy Solutions segment for the three months ended June 30, 2026, was $(4.6) million, compared to $(1.2) million for the corresponding period of the prior fiscal year.  The increase in operating loss was primarily due to the decrease in revenue and related gross profits.  Operating loss for the nine months ended June 30, 2026, was $(12.8) million, compared to operating income of $5.4 million for the corresponding period of the prior fiscal year.   This decrease was primarily attributable to the decrease in revenue due to (i) a high gross margin on our $17 million sale of ocean bottom nodes in the first quarter of fiscal year 2025 and (ii) lower utilization of our ocean bottom rental fleet.

Intelligent Industrial

Revenue

Revenue from our Intelligent Industrial segment for the three months ended June 30, 2026, decreased $0.9 million, or 14.5%, from the corresponding period of the prior fiscal year.   Revenue from our Intelligent Industrial segment for the nine months ended June 30, 2026, decreased $0.9 million, or 5.3%, from the corresponding period of the prior fiscal year.  The decrease for both periods was primarily due to a decrease in demand for our industrial sensor products.  The decrease for the three months ended June 30, 2026 was also due to a decrease in demand for our contract manufacturing services.

At the end of our third quarter of fiscal year 2027, we received a $10.8 million contract to deliver a seismic acoustic detection system to the U.S. Navy.  The contract is expected to be completed by the end of the first quarter of fiscal year 2028.  Revenue from the contract is expected to be recognized over the duration of the contract.

Operating Loss

Operating loss from our Intelligent Industrial segment for the three months ended June 30, 2026 decreased $0.6 million, or 55.4%, from the corresponding period of the prior fiscal year.  Operating loss for the nine months ended June 30, 2026 decreased $1.4 million, or 43.0%, from the corresponding period of the prior fiscal year.  The decrease in operating loss for both periods was primarily due to lower research and development expense, principally personnel costs.

Liquidity and Capital Resources

At June 30, 2026, we had $4.8 million in cash, cash equivalents and restricted cash.  For the nine months ended June 30, 2026, we used $27.3 million of cash from operating activities.  Uses of cash included (i) our net loss of $30.5 million, offset by non-cash charges of $11.2 million resulting from deferred income taxes, depreciation, amortization, accretion, inventory obsolescence, stock-based compensation and provision for credit losses, a (ii) $5.4 million increase in inventories largely due to material purchases for use in our PRM contract, (iii) $1.5 million increase in notes receivable on product sales, (iv) $4.1 million decrease in trade accounts payable primarily due the timing of payments and (v) $3.3 million increase in other assets, primarily due to (i) prepaid product purchases related to our PRM contract and (ii) prepaid insurance related to the renewal of our insurance policies. These uses of cash were partially offset by a $5.8 million increase in other liabilities, primarily deferred contract liabilities related to our PRM contract.

For the nine months ended June 30, 2026, we generated cash of $6.2 million in investing activities. Sources of cash included $9.4 million of proceeds from the sale of rental equipment, partially offset by $3.3 million used for additions to our property, plant and equipment.  We do not expect significant cash investments in property, plant and equipment or our rental fleet for the remainder of fiscal year 2026.

For the nine months ended June 30, 2026, we used $0.4 million from financing activities primarily for tax payments on stock-based compensation for the exchange of common stock.

On August 29, 2025, we amended and restated our credit agreement (“the Agreement”) with Woodforest National Bank.  The Agreement extended our revolving loan agreement, dated as of July 26, 2023, with Woodforest.  The Agreement is for a three-year term expiring August 29, 2028 and provides a revolving credit facility with a maximum availability of $25 million.  Interest shall accrue on outstanding borrowings at 30 Day Term SOFR plus a margin equal to 2.75% per annum. We are required to make monthly interest payments on borrowed funds. The Agreement is secured by substantially all of our assets, except for certain excluded property. The Agreement requires us to maintain (i) a minimum consolidated tangible net worth of $85 million, (ii) minimum liquidity of $10 million, which includes cash and amounts available to borrow and (iii) a minimum asset coverage ratio of 2.00 to 1.00. The Agreement also requires us to maintain a springing minimum interest coverage ratio of at least 1.50 to 1.00, tested quarterly whenever (a) there is an outstanding balance on the revolving credit facility or (b) have letter of credit exposure greater than $1 million.  Effective December 31, 2025, we entered into a limited waiver agreement with Woodforest which waived our springing minimum interest coverage ratio through February 16, 2027.  At June 30, 2026 we were in compliance with all financial and non-financial covenants under the Agreement.  We had no debt outstanding at June 30, 2026 and had a borrowing availability of $25 million.  On May 5, 2026, we entered into an amendment the Agreement which removed the springing minimum interest coverage requirement. This amendment requires us to maintain a $2 million cash reserve pledged to Woodforest and is primarily secured by our Pinemont facility.

Our available cash and cash equivalents decreased $24 million during the first nine months of fiscal year 2026, largely due to the decrease in revenue across all of our segments. At the end of the second quarter of fiscal year 2026 we implemented an organizational change plan, which included a voluntary early retirement plan available to eligible qualifying employees as well as a reduction in force. This plan will result in an approximate 20% reduction our global workforce, and together with cost-containment measures are expected to produce approximately $10 million of annualized cash savings.  We anticipate receiving our next installment payment from our PRM customer of approximately $35 million between the second and third quarters of fiscal year 2027.   In July 2026, we funded $5 million from the Agreement and may require additional fundings to bridge the gap until the next PRM installment payment is received.

In the absence of future profitable results of operations, we may need to rely on other sources of liquidity to fund our future operations, including our backlog, available borrowings under the Agreement through its expiration in July 2028, sales or leveraging real estate assets, sales of rental assets and other liquidity sources which may be available to us. We currently believe that our cash, and amounts available under the Agreement, will be sufficient to finance any future operating losses and planned capital expenditures through the next twelve months.

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

Critical Accounting Estimates

During the nine months ended June 30, 2026, there has been no material change to our critical accounting estimates discussed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including the CEO and CFO, as of June 30, 2026, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 5.  Other Information.

(a) None.

(b) None.

(c) During the quarter ended June 30, 2026, no director or officer adopted or terminated any (i) ‘Rule 10b5 1 trading arrangement,’ as defined in Item 408(a) of Regulation S K, intended to satisfy the affirmative defense conditions of Rule 10b5 1(c), or (ii) ‘non Rule 10b5 1 trading arrangement,’ as defined in Item 408(c) of Regulation S K.

20

PART II - OTHER INFORMATION

Item 6. Exhibits

The following exhibits are filed with this Report on Form 10-Q or are incorporated by reference

3.1

Amended and Restated Certificate of Formation of Geospace Technologies Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed May 8, 2015).

3.2	Amended and Restated Bylaws of Geospace Technologies Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed August 8, 2019).

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.

32.1**	Certification of the Chief Executive Officer pursuant 18 U.S.C. Section 1350.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101*

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets at June 30, 2026 and September 30, 2025, (ii) the Consolidated Statements of Operations for the three and nine months ended June 30, 2026 and 2025, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended June 30, 2026 and 2025, (iv) the Consolidated Statements of Stockholders’ Equity for the  three and nine months ended June 30, 2026 and 2025 (v) the Consolidated Statements of Cash Flows for the nine months ended June 30, 2026 and 2025 and (vi) Notes to Consolidated Financial Statements.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in Inline XBRL and contained in Exhibit 101.

* Filed with this Quarterly Report on Form 10-Q

** Furnished with this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEOSPACE TECHNOLOGIES CORPORATION

Date:	August 7, 2026	By:	/s/ Richard J. Kelley
Richard J. Kelley, President
and Chief Executive Officer
(duly authorized officer)

Date:	August 7, 2026	By:	/s/ Robert L. Curda
Robert L. Curda, Vice President,
Executive Vice President, Chief Financial Officer and Secretary
(principal financial officer)